Form 10-K
period 1993-12-26
WEYERHAEUSER CO
filed 1994-03-11
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-K

                 X       ANNUAL REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                         For the fiscal year ended December 26, 1993 or

                         TRANSITION REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                         For the transition period from ____ to ____


                     Commission File Number 1-4825

                         WEYERHAEUSER COMPANY

         A Washington Corporation            (IRS Employer Identification
                                             No. 91-0470860)

                       Tacoma, Washington  98477
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
           Title of Each Class                     Which Registered
       --------------------------------      -----------------------------

        Common Shares ($1.25 par value)      Midwest Stock Exchange
                                             New York Stock Exchange
                                             Pacific Stock Exchange
                                             Tokyo Stock Exchange

        Rights  to Purchase Cumulative       New York Stock Exchange
        Preference Shares,
        Fourth Series




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X No    . Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of registrant's voting shares held by non-affiliates was $9,764,032,027 as of February 25, 1994. The number of shares outstanding of registrant's class of common stock, as of February 25, 1994, was 205,558,569 common shares ($1.25 par value).

Weyerhaeuser Company and Subsidiaries

Documents Incorporated
by Reference

- ------------------------------------------------------------------------

The following documents are incorporated in this Form 10-K Annual
Report by reference:

                                              Part of Form 10-K
          Document                      Into Which Document Incorporated
          --------                      --------------------------------
Weyerhaeuser Company Annual Report*     Part I, Item 1 and Part II, Items 5-8

Notice of 1994 Annual Meeting           Part III
of Shareholders and Proxy Statement*













































*Such sections, identified by page numbers, as are referenced in the Cross Reference Sheet included with this Form 10-K Annual Report.

Weyerhaeuser Company and Subsidiaries

Cross Reference Sheet

- -----------------------------------------------------------------------


                                                                Location, by Page Number,
                                                         in Document Incorporated by Reference
                                                         -------------------------------------
                                                                1993             Notice of 1994
                                                            Weyerhaeuser         Annual Meeting
                                                               Company          of Shareholders
                                                                Annual             and Proxy
             Form 10-K Item                                     Report             Statement
            ----------------                                 -------------      ----------------
Part I
    Item 1. Business
      General Development of Business                            34-40                  -
      Financial Information About Industry Segments              73-75                  -
      Narrative Description of Business                          34-40                  -
      Financial Information About Foreign and Domestic
        Operations and Export Sales                              34, 55-56              -

    Item 2. Properties                                           -                      -
    Item 3. Legal Proceedings                                    -                      -
    Item 4. Submission of Matters to a Vote of Security Holders  -                      -


Part II
    Item 5. Market for Registrant's Common Equity and
         Related Stockholder Matters
          Market Information                                     75                     -
          Holders                                                76-77                  -
          Dividends                                              75                     -

    Item 6. Selected Financial Data                              76-77                  -

    Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   23-32, 34-44           -

    Item 8. Financial Statements and Supplementary Data
          Report of Independent Public Accountants               44                     -
          Consolidated Statement of Earnings                     45                     -
          Consolidated Balance Sheet                             46-47                  -
          Consolidated Statement of Cash Flows                   48-49                  -
          Consolidated Statement of Shareholders' Interest       50-51                  -
          Notes to Financial Statements (including
            business segments data required by
            Financial Accounting Standards Board
            Statement No. 14)                                    52-77                  -
          Selected Quarterly Financial Data                      75                     -


Weyerhaeuser Company and Subsidiaries

- -----------------------------------------------------------------------------

                                                                Location, by Page Number,
                                                         in Document Incorporated by Reference
                                                         -------------------------------------
                                                               1993        Notice of 1994
                                                           Weyerhaeuser    Annual Meeting
                                                             Company       of Shareholders
                                                              Annual          and Proxy
             Form 10-K Item                                   Report          Statement
             --------------                                -----------     ----------------
Part II - Continued
    Item 9. Changes in and Disagreements on Accounting
          and Financial Disclosure**                              -                -

Part III
    Item 10. Directors and Executive Officers of the Registrant   -                1-4

    Item 11. Executive Compensation                               -                5-12

    Item 12. Security Ownership of Certain Beneficial
          Owners and Management                                   -                4-5

    Item 13. Certain Relationships and Related Transactions       -               15-16































**Item not applicable.

Weyerhaeuser Company and Subsidiaries

PART I
Item 1.  Business

- -----------------------------------------------------------------------------



DESCRIPTION OF THE BUSINESS OF THE COMPANY

Weyerhaeuser Company (the company) was incorporated in the state of Washington in January 1900, as Weyerhaeuser Timber Company. It is principally engaged in growing and harvesting of timber and the manufacture, distribution and sale of forest products, real estate development and construction, and financial services. Its principal business segments include timberlands and wood products, pulp and paper products, real estate, and financial services. A description of each of these business segments follows.

Timberlands and Wood Products

The company owns approximately 5.5 million acres of commercial forestland in the United States (50% in the South and 50% in the Pacific Northwest), most of it highly productive and located extremely well to serve both domestic and international markets. The company has, additionally, long-term license arrangements in Canada covering approximately 17.8 million acres (of which 14 million acres are considered to be productive forestland). The combined total timber inventory on these U.S. and Canadian lands is approximately 245 million cunits (a cunit is 100 cubic feet of solid wood), of which approximately 75% is softwood species. The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes.
To sustain the timber supply from its fee timberland, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning and fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

                  Inventory        Thousands of Acres at December 26, 1993
                 ----------       -------------------------------------------
                   Millions          Fee      Long-term    License
                  of Cunits       Ownership     Leases   Arrangements    Total
                 ----------       ---------   ---------  ------------   ------
Geographic Area
Washington
   Cascade              13              502          -              -      502
   Longview             10              439          -              -      439
   Twin Harbors         20              580          -              -      580
                 ----------       ---------   ---------  ------------   ------
                        43            1,521          -              -    1,521
                 ----------       ---------   ---------  ------------   ------

Oregon
   Coos Bay              5              210          -              -      210
   Klamath Falls         4              598          -              -      598
   Willamette            9              403          -              -      403
                 ----------       ----------  ---------  ------------   ------
                        18            1,211          -              -    1,211
                 ----------       ----------  ---------  ------------   ------
Southern
   Mississippi/
      Alabama            4              383        101              -      484
   North Carolina/
      Georgia            9              717         48              -      765
   Oklahoma/
      Arkansas          13             1,680         9              -    1,689
                 ----------        ---------  ---------  ------------  -------
                        26             2,780       158              -    2,938
                 ----------        ---------  ---------  ------------  -------
Total United States     87             5,512       158              -    5,670
                 ----------        ---------  ---------  ------------  -------

Canada
   Alberta              91                 -         -          5,793    5,793
   British Columbia     10                12         -          3,595    3,607
   Saskatchewan         57                 -         -          8,457    8,457
                 ----------        ---------  ---------   -----------  -------
Total Canada           158                12         -         17,845   17,857
                 ----------        ---------  ---------   -----------  -------

TOTAL                  245             5,524       158         17,845   23,527
                 ==========        =========  =========   ===========  =======

Weyerhaeuser Company and Subsidiaries


Part I
Item 1.  Business - Continued

- -----------------------------------------------------------------------------

                   Thousand Acres    Million          Thousand Acres
                ------------------  Seedlings  -------------------------------
                Harvested  Planted   Planted   Stocking Control  Fertilization
                ---------  -------   -------   ----------------  -------------
1993 Activity
Washington          27.0      30.0      14.9               10.4           53.6
Oregon              15.1      16.1       7.1               20.4           26.7
Southern            54.6      40.1      19.9                8.3          195.0
                ---------  -------   -------   ----------------  -------------
Total United
   States           96.7      86.2      41.9               39.1          275.3
                =========  =======   =======   ================  =============
Cumulative
   Activity      4,142.1   3,500.6   2,496.2            1,494.3        3,584.1
                =========  =======   =======   ================  =============

The company's wood products businesses produce and sell softwood lumber, plywood and veneer; composite panels; oriented strand board; hardboard; hardwood lumber and plywood; doors; treated products; logs; chips and timber. These products are sold primarily through the company's own sales organizations. Building materials are sold to wholesalers, retailers and industrial users.


Sales by volumes by major product class are as follows (millions):

                                              1993   1992   1991   1990   1989
                                             -----  -----  -----  -----  -----
Raw materials - cubic ft.                      547    545    538    540    587
Softwood lumber - board ft.                  4,230  3,440  3,269  3,417  4,223
Softwood plywood and veneer - sq. ft. (3/8") 2,435  2,227  2,135  2,212  2,441
Composite panels - sq. ft. (3/4")              626    590    685    641    635
Oriented strand board - sq. ft. (3/8")       1,672  1,484  1,205  1,185  1,180
Hardboard - sq. ft. (7/16")                    140    133    114    126    133
Hardwood lumber - board ft.                    240    218    219    209    223
Hardwood doors (thousands)                     556    514    525    697  1,146


Selected product prices:

                                             1993   1992   1991   1990   1989
                                           ------ ------ ------ ------ ------
Export logs (#2 sawlog-bark on) - $/MBF
   Cascade - Douglas fir                   $1,211 $  930 $  687 $  641 $  645
   Coastal - Hemlock                          828    562    531    558    520
   Coastal - Douglas fir                    1,104    858    633    588    525

Lumber (common) - $/MBF
   2x4 Douglas fir (kiln dried)               418    295    250    241    263
   2x4 Douglas fir (green)                    383    261    224    223    247
   2x4 southern yellow pine (kiln dried)      397    285    237    233    224
   2x4 spruce-pine-fir (kiln dried)           334    231    187    186    184

Plywood (1/2" CDX) - $/MSF
   West                                       321    281    220    209    224
   South                                      282    249    192    184    200

Oriented strand board (7/16"-24/16)
   North Central price - $/MSF                235    217    147    129    170

Weyerhaeuser Company and Subsidiaries

Part I
Item 1.  Business - Continued

- -----------------------------------------------------------------------------



Pulp and Paper Products

The company's pulp and paper products businesses include: Pulp, which manufactures chemical wood pulp for world markets; Newsprint, which manufactures newsprint at the company's North Pacific Paper Corporation mill and markets it to West Coast and Japanese newspaper publishers; Paper, which manufactures and markets a range of both coated and uncoated fine papers through paper merchants and printers; Containerboard Packaging, which manufactures linerboard and corrugating medium, which is primarily used in the production of corrugated shipping containers and manufactures and markets corrugated shipping containers for industrial and agricultural packaging; Paperboard, which manufactures bleached paperboard that is used for production of liquid containers and is marketed to West Coast and Pacific Rim customers; Recycling, which operates an extensive wastepaper collection system and markets it to company mills and worldwide customers; Chemicals, which produces chlorine, caustic and tall oil, which are used principally by the company's pulp and paper operations; and Personal Care Products, which manufactures disposable diapers sold under the private-label brands of many of North America's largest retailers (this business was sold in February 1993 through an initial public offering of stock).


Sales volumes by major product class are as follows (thousands):

                                          1993     1992    1991    1990   1989
                                        ------   ------  ------  ------ ------
Pulp - air-dry metric tons               1,886    1,238   1,433   1,194  1,116
Newsprint - metric tons                    609      575     450     453    473
Paper - tons                               990      966     869     893    849
Paperboard - tons                          222      238     234     220    197
Containerboard - tons                      290      318     418     444    497
Packaging - MSF                         31,386   29,414  26,525  25,022 24,560
Recycling - tons                           851      778     735     648    633
Personal care products - standard cases      -   17,017  14,929  11,471 12,181

Selected product prices (per ton):

                                       1993   1992    1991   1990    1989
                                      -----  -----   -----  -----   -----
Pulp - NBKP-air-dry metric-U.S.       $ 445  $ 551   $ 568  $ 800   $ 830
Paper - uncoated free sheet-U.S.        627    630     713    859     889
Linerboard - 42 lb.-Eastern U.S.        295    343     330    360     404
Newsprint - metric -West Coast U.S.     435    433     549    561     567

Weyerhaeuser Company and Subsidiaries


Part I
Item 1.  Business - Continued


- -----------------------------------------------------------------------------


Real Estate

The company, through its real estate subsidiary, Weyerhaeuser Real Estate Company, is a builder/developer of for-sale housing and apartments, develops commercial and residential lots for sale to users and other builders, builds commercial buildings for sale to institutional investors, and is an investor in joint ventures and limited partnerships.


Volumes sold:

                                       1993    1992   1991    1990   1989
                                      -----   -----  -----   -----  -----
Single-family units 1                 3,879   3,917  4,410   5,113  5,858
Multi-family units 1                  1,141      60    317     358    412
Lots 1                                1,372   2,762  1,138   3,008  2,729
Commercial space (thousand sq. ft.)      88     142    269     235    945

1 Includes proportional share of joint venture sales.


Financial Services

The company, through its financial services subsidiary, Weyerhaeuser Financial Services, Inc., is involved in a range of financial services. The principal operating unit is Weyerhaeuser Mortgage Company, which has origination offices in 12 states, with a servicing portfolio of $8.4 billion covering approximately 112,000 loans throughout the country. Mortgages are resold in the secondary market through mortgage-backed securities to financial institutions and investors. Through its insurance services organization, it also offers a broad line of property, life and disability insurance. GNA Corporation, a subsidiary that specialized in the sale of life insurance annuities and mutual funds to the customers of financial institutions, was sold in April 1993. Republic Federal Savings & Loan Association, a subsidiary that operated in Southern California through 1991, was dissolved in 1992.


Volume information (millions):

                                        1993    1992    1991    1990     1989
                                      ------  ------ ------- -------  -------
Loan servicing portfolio              $8,400  $9,800 $10,600 $11,600  $11,800
Single-family loan originations       $4,405  $3,380  $2,496  $2,131   $3,251

Weyerhaeuser Company and Subsidiaries

Part I
Item 2.  Properties

- -----------------------------------------------------------------------------



Timberlands and Wood Products

Facilities and annual production are summarized by major product class as follows (millions):

                                       Number
                          Production     of
                           Capacity  Facilities   1993  1992  1991  1990  1989
                          ---------- ----------  ----- ----- ----- ----- -----
Logs - cubic ft.                  -           -    673   749   782   817   839
Softwood lumber - board ft.   3,215          27  3,135 2,782 2,687 2,719 2,759
Softwood plywood
  and veneer - sq. ft. (3/8") 1,246           8  1,188 1,125   966 1,076 1,069
Composite panels
  - sq. ft. (3/4")              609           6    564   540   493   505   587
Oriented strand
  board - sq. ft. (3/8")      1,440           5  1,443 1,234 1,208 1,156 1,121
Hardboard - sq. ft. (7/16")     130           1    120   118    90   119   131
Hardwood lumber - board ft.     255           8    221   210   196   202   212
Hardwood doors (thousands)      561           1    522   469   448   556   833

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood           Hardwood doors
Alabama, Arkansas, Georgia, Idaho,    Wisconsin
Mississippi,
North Carolina, Oklahoma, Oregon,     Composite panels
Washington, and                       Georgia, North Carolina,
Alberta, British Columbia, and        Oregon and Wisconsin
Saskatchewan, Canada
                                      Oriented strand board
Hardwood lumber                       Michigan, North Carolina,
Arkansas, Oklahoma, Pennsylvania,     and Alberta, Canada
Washington,
and Wisconsin                         Hardboard
                                      Oregon

Weyerhaeuser Company and Subsidiaries

Part I
Item 2.  Properties - Continued


- ------------------------------------------------------------------------------


Pulp and Paper Products

Facilities and annual production are summarized by major product class as follows (thousands):

                                      Number
                         Production     of
                          Capacity  Facilities   1993   1992   1991   1990   1989
                         ---------- ---------- ------ ------ ------ ------ ------
Pulp - air-dry metric tons  2,130           8   2,096  1,506  1,527  1,386  1,275
Newsprint - metric tons       675           1     618    588    461    459    486
Paper - tons                1,015           5   1,007    971    889    900    919
Paperboard - tons             220           1     217    229    238    217    221
Containerboard - tons       2,360           5   2,269  2,240  2,224  2,171  2,168
Packaging - MSF            36,800          36  32,795 31,040 27,583 26,146 25,764
Recycling - tons                -          21   1,847  1,692  1,415  1,204  1,163
Personal care
  products - standard cases     -           -       - 16,743 14,902 11,471 12,019

Principal manufacturing facilities are located as follows:

Pulp                                 Containerboard
Georgia, Mississippi, North          North Carolina, Oklahoma,
Carolina, Washington, and            Oregon, and Washington
Alberta, British Columbia, and
Saskatchewan, Canada                 Packaging
                                     Arizona, California, Florida,
Newsprint                            Georgia, Hawaii, Illinois,
Washington                           Indiana, Iowa, Kentucky, Maine,
                                     Michigan, Minnesota,
Paper                                Mississippi, Missouri, Nebraska,
Mississippi, North Carolina,         New Jersey, New York, North
Washington, Wisconsin, and           Carolina, Ohio, Oregon,
Saskatchewan, Canada                 Tennessee, Texas, Virginia,
                                     Washington, and Wisconsin
Paperboard
Washington                           Recycling
                                     California, Colorado, Iowa,
                                     Kansas, Maryland, North
                                     Carolina, Oklahoma, Oregon,
                                     Texas, Virginia, Washington, and
                                     British Columbia, Canada

                                     Chemicals
                                     Georgia, Mississippi, North
                                     Carolina, Oklahoma, Washington,
                                     and Saskatchewan, Canada

Weyerhaeuser Company and Subsidiaries


Part I
Item 2.  Properties - Continued

- -----------------------------------------------------------------------------



Real Estate

Principal operations are located as follows:

                                                         Activity
                                --------------------------------------------------------------
                                                                         Com-
                Primary                          Resi-    Com-        mercial  General
Real Estate    States of        Single- Multi- dential mercial  Acre-    Pro-     Con- Venture
Companies      Operations        Family Family    Lots    Lots    age   jects tracting Capital
- -----------    ----------       ------- ------ ------- -------  ----- ------- -------- -------
Centennial       Texas             x              x               x
  Homes, Inc.

Land Management  Alabama,                         x        x      x
                 Arkansas,
                 Georgia,
                 Mississippi,
                 North Carolina,
                 Oregon,
                 Washington

Pardee           California,       x       x               x       x       x
  Construction   Nevada
  Co.

The Quadrant     Washington        x       x      x        x       x       x
  Corp.


Scarborough      New Jersey        x              x                               x
  Corporation

Scarborough      Florida                          x        x       x              x
  Constructors,
  Inc.

Trendmaker, Inc. Texas                                     x               x

Westminster
  Homes, Inc.    North Carolina    x      x       x        x       x

Winchester       Maryland,         x              x        x               x
  Homes, Inc.    Virginia

Weyerhaeuser     Alaska, Arizona,                                                          x
  Venture Co.    California,
                 Colorado, Florida,
                 Nevada,
                 Oregon,
                 Washington

Weyerhaeuser     Washington
  Real
  Estate Company
  (Parent Company)

Weyerhaeuser Company and Subsidiaries


Part I
Item 2.  Properties - Continued

- -----------------------------------------------------------------------------




Financial Services

Principal operations are located as follows:

                                               Activity
                                   ------------------------------------------
                                              Mort-          Invest-    Mort-
Financial            Primary         Mort-     gage             ment     gage
 Services           States of         gage     Ser-  Insur-  Sales &     Sec-
Companies          Operations      Lending   vicing    ance  Service  urities
                 ----------------  -------   ------  ------  -------  -------

Weyerhaeuser     Branches in 12          x        x       x       x
  Mortgage       states with major
  Company        concentrations
                 in California,
                 Hawaii, and
                 Nevada

Mortgage         California                                                 x
  Securities
  Corporations

WFS (Republic)   California                                       x
  Inc.

Weyerhaeuser     Delaware
  Financial
  Services, Inc.
  (Parent Company)

Weyerhaeuser Company and Subsidiaries


Part I
Item 3. Legal Proceedings

- ------------------------------------------------------------------------------


Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company has reached an agreement with the United States Department of Justice to settle the portion of the case relating to export transactions. That settlement has been approved by the Joint Committee on Taxation of the U.S. Congress. The tax refund remaining in dispute is approximately $9 million plus statutory interest from the dates of the alleged overpayments. The court has not entered a decision on the remaining issue.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with six of the defendants. In July 1993, the trial court dismissed fourteen of the thirty-five sites named in the complaint. Appeal of those dismissals was heard by the Washington State Supreme Court on February 22, 1994. Trial on two sites is scheduled for October 1994.

In April 1991, the United States Environmental Protection Agency (EPA) issued an amended complaint adding the company as an additional defendant in an administrative proceeding under the Toxic Substances Control Act (TSCA). The proceeding seeks penalties of $171,000 from all defendants with respect to alleged improper storage and record keeping between 1980 and 1989 for certain transformers which contained polychlorinated biphenyls. The transformers, which the company sold in 1980, were located at the company's former hardboard siding mill in Doswell, Virginia. The company is currently negotiating with the EPA to settle the matter with no admission of liability or penalties.

In April 1992, the Georgia Department of Natural Resources, Environmental Protection Division issued a Notice of Violation to the company's Adel, Georgia particleboard plant citing violations of particulate emission standards. A consent order was entered into on September 18, 1992 assessing a $35,000 penalty and a stipulated penalty of $100 per day until the facility is in full compliance with particulate emission requirements. The Consent Order sets a compliance deadline of January 31, 1994. The Consent Order also requires that the company demonstrate that the facility is in compliance with regulations under the Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act. The company has submitted compliance data and is awaiting the State's concurrence that it satisfies the consent order requirements.

The company has undertaken a review of all its wood products facilities for compliance with the PSD regulations and has disclosed PSD compliance issues to certain state agencies and the EPA. The company and the State of Mississippi Department of Environmental Quality (DEQ) have entered into a consent agreement concerning PSD regulations at two company facilities in Mississippi involving penalties of $170,000. The State of Alabama has issued a compliance order with penalties totaling $100,000 for noncompliance with PSD regulations at the company's Millport facility. The company and North Carolina's Division of Environmental Management have entered into a consent agreement for its Elkin, North Carolina facility involving penalties of $140,000 and are currently negotiating a separate consent agreement for its Moncure, North Carolina facility involving penalties of $140,000. The company has signed a consent agreement including penalties of $140,000 relating to PSD issues at the company's Wright City, Oklahoma facility with the State of Oklahoma Department of Environmental Quality. The company is negotiating a consent agreement with the State of Arkansas concerning PSD related issues for two facilities in that state involving $375,000 in total penalties for both facilities. Region V of the EPA has issued a Notice of Violation for permit violations at the company's Grayling, Michigan facility. The company is negotiating settlement of those alleged permit violations and other PSD related issues with the Michigan Department of Natural Resources and the EPA that may involve penalties of up to $416,000. In September 1992, the EPA issued a Section 114 Request for Information concerning PSD compliance at the company's oriented strand board and medium density fiberboard mills. In June 1993, the EPA issued a similar Section 114 request for the company's plywood and particleboard mills. The company is also undertaking a review of its pulp and paper facilities for PSD compliance.

Weyerhaeuser Company and Subsidiaries


Part I
Item 3. Legal Proceedings - Continued

- ------------------------------------------------------------------------------




On  April  9, 1993, the company entered into a Stipulated Final  Order
(SFO) with the Oregon Department of Environmental Quality for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon containerboard facility. The SFO establishes a compliance schedule for installing control technology. A supplemental SFO assessed upfront penalties of $247,000 and penalties of $500 per day until compliance is demonstrated. The SFO requires demonstrated compliance by December 1993 and a historical evaluation of the facility's PSD status. The company has submitted a plant site PSD review to the state and is awaiting its review.

In August 1992, the EPA issued an administrative complaint for the assessment of $215,000 in civil penalties against the company's Longview, Washington facility. The penalties are based upon alleged violations of the record keeping and storage provisions of the polychlorinated biphenyls rules contained in the TSCA. The company and the EPA settled the complaint for a maximum penalty of $118,150, 50% of which was paid when the settlement was signed. Payment of the remaining 50% was deferred and will be eliminated based on the expenditure of more than $118,150 by the company to dispose of PCB contaminated transformers at Longview during 1993.

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County, Mississippi on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi and the alleged fraudulent concealments of such discharge. The complaint also seeks an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Green County, Alabama on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. The action was removed to the Federal District Court for the Northern District of Alabama, which subsequently remanded the case to state court.

Trial began in January 1994 in the United States District Court for the District of Alaska of claims filed against Weyerhaeuser by two corporations with which Weyerhaeuser had entered into financing arrangements, a marketing agreement, and a technical assistance agreement. The plaintiffs claim that Weyerhaeuser breached contractual and common law duties by allegedly failing to adequately market and ship the plaintiffs' products, misrepresenting its marketing and shipping capabilities, and acting to further its interests at the plaintiffs' expense. The plaintiffs in the First Amended Complaint, filed in May 1992, seek an unstated amount of damages described as more than $50 million in compensatory damages plus not less than $75 million in punitive damages. The claim for punitive damages has been dismissed by the trial court.

The company is also a party to various proceedings relating to the clean up of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The Environmental Protection Agency and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate liability resulting from the legal proceedings discussed herein, or all of them combined, would not have a material effect on the company's financial position.

Weyerhaeuser Company and Subsidiaries


Part III
Item 10.  Directors and Executive Officers of the Registrant

- ----------------------------------------------------------------------------


     Name                   Title                       Age
     ----                   -----                       ---
Charles W. Bingham     Executive Vice President         60
William R. Corbin      Executive Vice President         52
John W. Creighton, Jr. President                        61
Steven R. Hill         Senior Vice President            46
Norman E. Johnson      Senior Vice President            60
William C. Stivers     Senior Vice President            55


Part IV
Item 14. Exhibits, Financial Statement Schedules and
Reports on Form 8-K

- -----------------------------------------------------------------------------


Financial Statements
   Weyerhaeuser Company and Subsidiaries 1

Financial Statement Schedules
   Schedule V    -  Property and Equipment
   Schedule VI   -  Allowance for Depreciation and Amortization of
                    Property and Equipment
   Schedule VIII -  Valuation and Qualifying Accounts
   Schedule IX   -  Short-term Borrowings
   Schedule X    -  Supplementary Income Statement Information

Exhibits
   Exhibit 3    - Articles of Incorporation and Bylaws
   Exhibit 10   - Material Contracts
                  (a) Agreement with N. E. Johnson
                  (b) Agreement with W. R. Corbin
   Exhibit 11   - Statement Re: Computation of Per Share Earnings
                  (incorporated by reference to page 52 of the 1993 Weyerhaeuser Company Annual Report)
   Exhibit 13   - Portions of the 1993 Weyerhaeuser Company Annual
                  Report specifically incorporated by reference herein
   Exhibit 22   - Subsidiaries of the Registrant
   Exhibit 24   - Consents of Experts and Counsel

Reports on Form 8-K
   The registrant has not filed a report on Form 8-K during the last fiscal quarter of the period for which this Form 10-K is filed.


1 Incorporated in Part II, Item 8 by reference.

Weyerhaeuser Company and Subsidiaries

Report of Independent Public Accountants


- ------------------------------------------------------------------------------


To Weyerhaeuser Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Weyerhaeuser Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes and postretirement benefits other than pensions. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed on page 15 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN & CO.

Seattle, Washington,
February 8, 1994

Weyerhaeuser Company and Subsidiaries


Schedule V -
Property and Equipment

For the three years ended December 26, 1993
Dollar amounts in thousands
- -------------------------------------------------------------------------------

Year ended December 26, 1993
                                                                    Other Changes
                                                               ------------------------
                            Balance at                                        Other      Balance at
                            Beginning  Additions  Retirements  Reclassifi-   Debits        End of
Classification              of Period   at Cost     or Sales     cations   or (Credits)    Period
- --------------              ---------- ---------  -----------  ----------- ------------  ------------

Timber  and timberlands     $  591,610  $ 40,582  $    4,451    $        - $ (19,014)1  $    604,773
                                                                                 292 2
                                                                                 (88)3
                                                                              (2,275)4
                                                                              (1,883)6
                            ----------  --------  ----------    ---------- -----------  ------------
                            $  591,610  $ 40,582  $    4,451    $        - $ (22,968)   $    604,773
                            ==========  ========  ==========    ========== ===========  ============

Property and equipment:
  Land                      $  152,632  $  7,775  $    2,153    $       93 $    (195)2  $    157,611
                                                                                (940)3
                                                                                 399 6


  Buildings and improvements 1,395,142    65,299      48,689         5,866    10,547 2     1,416,740
                                                                             (11,598)3
                                                                                 173 6


  Machinery and equipment    7,768,170   444,983     299,875        (5,751)   (9,482)2     7,839,070
                                                                             (58,911)3
                                                                                (788)5
                                                                                 724 6


  Rail  and  truck roads       561,043    13,150       3,975          (140)      (30)2       569,842
                                                                                (143)4
                                                                                 (63)6


  Other                         47,372     2,475           -          (204)      (51)2        49,676
                                                                                  84 6

 Leased property under
    capital leases                 618         -           -             -         -             618

 Construction  in progress     322,376   373,473      22,220           136    (3,006)2       666,177
                                                                              (3,813)3
                                                                                (769)6

                           -----------  --------  ----------     --------- ---------   -------------
                           $10,247,353  $907,155  $  376,912      $      - $ (77,862)  $  10,699,734
                           ===========  ========  ==========     ========= ==========  =============

Notes:

1 Fee  stumpage charged to income and credited to  the  asset account. Reference should be made to Note 1 of Notes to
  Financial  Statements  contained in  the  1993  Weyerhaeuser
  Company  Annual Report for a statement of the  practices  of
  the company   and   subsidiaries  in   providing   depreciation,
  amortization and fee stumpage.
2 Reclassification from (to) other balance sheet accounts.
3 Adjustments   to  reflect  application  of   Statement   of
  Financial  Accounting  Standards No. 52,  "Foreign  Currency
  Translation."
4 Assets  transferred  from  (to)  Weyerhaeuser  Real  Estate
  Company.
5 Canadian investment tax credit adjustment.
6 Miscellaneous adjustments.

Weyerhaeuser Company and Subsidiaries


Schedule V -
Property and Equipment - Continued



- -----------------------------------------------------------------------------

Year ended December 27, 1992

                                                                       Other Changes
                                                                  -------------------------
                           Balance at                                            Other       Balance at
                            Beginning   Additions  Retirements    Reclassifi-    Debits         End of
Classification              of Period    at Cost     or Sales       cations    or (Credits)     Period
- --------------             ----------   ---------  -----------    -----------  ------------  -------------

Timber  and timberlands   $   550,820   $  63,987   $   7,828     $         -  $  (15,980)1   $   591,610
                                                                                    1,828 2
                                                                                     (147)3
                                                                                   (1,021)4
                                                                                      (49)6

                          -----------   ---------   ---------      ----------  ------------   -----------
                          $   550,820   $  63,987   $   7,828      $        -  $  (15,369)    $   591,610
                          ===========   =========   =========      ==========  ============   ===========

Property and equipment:
 Land                     $   136,177   $   6,835   $   4,298      $   14,336  $      486 2   $   152,632
                                                                                     (894)3
                                                                                     (140)4
                                                                                      130 6

 Buildings and improvements 1,312,880      88,281      25,147          30,583        (733)2     1,395,142
                                                                                  (14,348)3
                                                                                     (83)4
                                                                                    3,709 6

 Machinery and equipment    7,119,019     928,789     205,026         (12,412)       (523)2     7,768,170
                                                                                  (62,034)3
                                                                                     (145)4
                                                                                   (1,585)5
                                                                                    2,087 6

 Rail  and truck roads        558,961      15,128     12,394              299        (506)2       561,043
                                                                                      (52)4
                                                                                     (393)6

 Other                         79,522       2,731      1,414          (33,464)         (2)2        47,372
                                                                                       (1)6

 Leased property under
    capital leases             109,972          -    107,225                -      (2,129)6           618

 Construction in progress      261,592     68,476      1,041              658      (3,423)2       322,376
                                                                                   (2,715)3
                                                                                   (1,171)6

                            ---------- ----------  ---------       ----------   -----------  ------------
                            $9,578,123 $1,110,240  $ 356,545       $        -   $ (84,465)   $ 10,247,353
                            ========== ==========  =========       ==========   ===========  ============






See notes on page 17.

Weyerhaeuser Company and Subsidiaries



Schedule V -
Property and Equipment - Continued


- ------------------------------------------------------------------------------

Year ended December 29, 1991


                                                                     Other Changes
                                                                ------------------------
                            Balance at                                          Other       Balance at
                             Beginning   Additions  Retirements Reclassifi-    Debits        End of
Classification               of Period    at Cost     or Sales     cations   or (Credits)    Period
- --------------              ----------   ---------  ----------- -----------  ------------   ------------

Timber  and  timberlands    $  570,800   $  15,484  $   16,812  $         -  $  (20,171)1   $    550,820
                                                                                      3 3
                                                                                   (953)4
                                                                                  2,469 6

                            ----------   ---------  ----------   ----------  ------------   ------------
                            $  570,800   $  15,484  $   16,812   $        -  $  (18,652)    $    550,820
                            ==========   =========  ==========   ==========  ============   ============

Property and equipment:
 Land                       $  136,029   $   3,728  $    2,589   $    1,762  $      955 2   $    136,177
                                                                                    (81)3
                                                                                 (4,047)4
                                                                                    420 6

 Buildings and improvements  1,267,860      93,189      16,727      (31,536)        (42)3      1,312,880
                                                                                    136 6

 Machinery  and equipment    6,649,370     770,505     304,182          441       2,172 2      7,119,019
                                                                                    252 3
                                                                                    118 4
                                                                                   (325)5
                                                                                    668 6

 Rail  and  truck roads        554,916      15,545      11,357            -         (20)2        558,961
                                                                                   (123)4

 Other                          92,552       2,467      23,655        8,158           -           79,522

 Leased property under
     capital  leases           109,724         248           -            -           -          109,972

 Construction  in  progress    491,994    (248,798)         51       21,175      (2,383)2        261,592
                                                                                     89 3
                                                                                   (434)6

                            ----------  ---------- -----------     --------   -----------    -----------
                            $9,302,445  $  636,884 $   358,561     $      -   $  (2,645)     $ 9,578,123
                            ==========  ========== ===========     ========   ===========    ===========




See notes on page 17.

Weyerhaeuser Company and Subsidiaries



Schedule VI -
Allowance for Depreciation and
Amortization of Property and Equipment

For the three years ended December 26, 1993
Dollar amounts in thousands
- -----------------------------------------------------------------------------

Year ended December 26, 1993

                                                                     Other Changes
                                                                -----------------------
                           Balance at  Additions                               Other       Balance at
                            Beginning   Charged    Retirements  Reclassifi-   (Debits)       End of
Classification              of Period  to Income 1  or Sales      cations    or Credits     Period
- --------------             ---------- ------------ -----------  -----------  ----------    ------------

Buildings and improvements $  509,593  $   46,354  $   28,410    $     705   $    374 2    $   537,043
                                                                               11,956 3
                                                                               (3,546)4
                                                                                   17 7


Machinery and equipment     3,341,313     357,413     239,457       (1,429)     1,035 2       3,438,433
                                                                                  563 3
                                                                              (21,000)4
                                                                                   (5)7


Rail   and  truck  roads      399,515      13,936      3,586             -        (20)3         409,696
                                                                                  (89)5
                                                                                  (60)7

Other                          16,636       7,078          -           724     25,726 3          50,580
                                                                                  416 7

Restructuring                  45,247           -     32,368             -    (28,900)3          (8,756)
                                                                                7,265 7

Leased property under
   capital  leases                453          36          -             -          -               489

                           ----------   ---------  ---------     ---------    ---------      ----------
                           $4,312,757   $ 424,817  $ 303,821     $       -    $(6,268)       $4,427,485
                           ==========   =========  =========     =========    =========      ==========



Notes:

1 Reference  should be made to Note 1 of Notes  to  Financial
  Statements contained in the 1993 Weyerhaeuser Company Annual
  Report  for a statement of the practices of the company  and subsidiaries in providing depreciation and amortization.  It is  not  practicable  to  present  all  the  rates  used  in computing depreciation provisions; however, the range of the estimated useful lives and the weighted average depreciation
  rates   for   the  two  principal  property  and   equipment
  classifications for the three years ended December 26,  1993 were as follows:

                                Estimated
                               Useful Lives    1993   1992   1991
                             --------------    ----   ----   ----
Buildings and improvements   10 to 40 years     3.3%   3.3%  3.3%
Machinery and equipment       3 to 40 years     4.6%   4.9%  5.2%

2 Depreciation charged to construction.
3 Depreciation allowance reclassified (to) from other balance sheet accounts.
4 Adjustments to reflect application of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."
5 Depreciation allowance on assets transferred to
  Weyerhaeuser Real Estate Company (see Schedule V, Note 4). 6 Adjustment to reflect plants and facilities identified for planned divestment or closure.
7 Miscellaneous adjustments.

Weyerhaeuser Company and Subsidiaries


Schedule VI -
Allowance for Depreciation and
Amortization of Property and Equipment - Continued


- ------------------------------------------------------------------------------

Year ended December 27, 1992

                                                                        Other Changes
                                                                    ----------------------
                            Balance at   Additions                                 Other      Balance at
                             Beginning    Charged      Retirements  Reclassifi-  (Debits)      End of
Classification               of Period   to Income 1    or Sales      cations   or Credits     Period
- --------------              ----------   -----------   -----------  ----------- -----------   ------------

Buildings and improvements  $  464,377   $   44,075    $   17,868    $  21,798  $    411 2    $    509,593
                                                                                   1,355 3
                                                                                  (4,520)4
                                                                                     (76)5
                                                                                      41 7

Machinery and equipment      3,179,552      366,322       171,914        5,263     1,770 2       3,341,313
                                                                                 (18,585)3
                                                                                 (22,542)4
                                                                                    (145)5
                                                                                   1,592 7

Rail and truck roads           390,529       16,823         7,494            2      (313)3         399,515
                                                                                     (32)5

Other                           29,715          714           426      (16,075)    1,276 2          16,636
                                                                                    (358)3
                                                                                   1,790 7

Restructuring                  158,385            -        13,390      (10,988)  (88,760)3          45,247

Leased property under
    capital leases             106,845        2,837       109,230            -         1 7             453

                            ----------  -----------      --------     -------- -----------     -----------
                            $4,329,403  $   430,771      $320,322     $      - $(127,095)      $ 4,312,757
                            ==========  ===========      ========     ======== ===========     ===========






See notes on page 20.

Weyerhaeuser Company and Subsidiaries


Schedule VI -
Allowance for Depreciation and
Amortization of Property and Equipment - Continued



- -----------------------------------------------------------------------------

Year ended December 29, 1991

                                                                   Other Changes
                                                             -------------------------
                          Balance at   Additions                               Other       Balance at
                           Beginning   Charged     Retirements Reclassifi-    (Debits)       End of
Classification             of Period  to Income 1    or Sales    cations      or Credits     Period
- --------------            ----------  -----------  ----------- -----------   -----------   ------------

Buildings and improvements $ 436,122  $   44,801    $   9,175  $   (7,694)   $    436 2    $   464,377
                                                                                 (171)3
                                                                                  (58)4
                                                                                  116 7

Machinery and equipment    3,052,684     354,987      228,978       1,507       1,786 2      3,179,552
                                                                               (1,841)3
                                                                                 (185)4
                                                                                  116 5
                                                                                 (524)7

Rail and truck roads         374,181      17,780        1,358           -         (11)3        390,529
                                                                                  (74)5
                                                                                   11 7

Other                         26,567       1,173        6,914        5,737        714 2         29,715
                                                                                2,438 7

Restructuring                 76,477           -       34,820       (1,272)   118,000 6        158,385

Leased property under
  capital leases              97,753       7,370            -        1,722          -          106,845

                          ----------   ---------    ---------    ---------   ---------      -----------
                          $4,063,784   $ 426,111    $ 281,245    $       -   $120,753       $4,329,403
                          ==========   =========    =========    =========   =========      ===========










See notes on page 20.

Weyerhaeuser Company and Subsidiaries


Schedule VIII -
Valuation and Qualifying Accounts


For the three years ended December 26, 1993
Dollar amounts in thousands
- ------------------------------------------------------------------------------

                                      Balance at  Charged Deductions Balance at
                                       Beginning       to       from     End of
Description                            of Period   Income    Reserve     Period
- -----------                            ---------  ------- ---------- ----------
Weyerhaeuser

Reserve deducted from related assets:
  Doubtful accounts - Accounts receivable
    1993                                 $ 9,614  $ 7,308    $ 7,124    $ 9,798
                                         =======  =======    =======    =======
    1992                                 $10,274  $ 6,848    $ 7,508    $ 9,614
                                         =======  =======    =======    =======
    1991                                 $ 9,422  $13,421    $12,569    $10,274
                                         =======  =======    =======    =======

Real Estate and Financial Services

Reserve deducted from related assets:
  Doubtful accounts - Receivables
    1993                                 $ 3,528  $   472    $ 1,741    $ 2,259
                                         =======  =======    =======    =======
    1992                                 $11,033  $ 2,425    $ 9,930    $ 3,528
                                         =======  =======    =======    =======
    1991                                 $ 9,601  $ 2,546    $ 1,114    $11,033
                                         =======  =======    =======    =======

  Unamortized discount - Receivables
    1993                                 $ 2,340  $   179    $(1,811) 1 $ 4,330
                                         =======  =======    =======    =======
    1992                                 $ 2,621  $   670    $   951    $ 2,340
                                         =======  =======    =======    =======
    1991                                 $ 3,322  $   405    $ 1,106    $ 2,621
                                         =======  =======    =======    =======

  Real estate in process of development
    1993                                 $76,920  $ 3,443    $50,580    $29,783
                                         =======  =======    =======    =======
    1992                                 $93,390  $   265    $16,735    $76,920
                                         =======  =======    =======    =======
    1991                                 $48,300  $52,566    $ 7,476    $93,390
                                         =======  =======    =======    =======

  Land being processed for development
    1993                                 $28,053  $     -    $ 8,921    $19,132
                                         =======  =======    =======    =======
    1992                                 $58,104  $     5    $30,056    $28,053
                                         =======  =======    =======    =======
    1991                                 $27,421  $43,727    $13,044    $58,104
                                         =======  =======    =======    =======

  Investments in and advances to
   joint ventures
   and limited partnerships
    1993                                 $65,791  $ 8,723    $19,363    $55,151
                                         =======  =======    =======    =======
    1992                                 $89,679  $   874    $24,762    $65,791
                                         =======  =======    =======    =======
    1991                                 $36,287  $74,153    $20,761    $89,679
                                         =======  =======    =======    =======






Note:

1 Includes $2,114 of discount on a partnership note consolidated by Weyerhaeuser Venture Company.

Weyerhaeuser Company and Subsidiaries


Schedule VIII -
Valuation and Qualifying Accounts - Continued


For the three years ended December 26, 1993
Dollar amounts in thousands
- ------------------------------------------------------------------------------

                                 Balance at    Charged  Deductions  Balance at
                                  Beginning         to        from      End of
Description                       of Period     Income     Reserve      Period
- -----------                      ----------    -------  ----------  ----------
Real Estate and Financial Services - Continued

   Allowance for loan
    losses - Mortgage loans
    receivable
    1993                            $19,591    $ 8,707     $ 7,262     $21,036
                                    =======    =======     =======     =======
    1992                            $26,640    $ 6,354     $13,403     $19,591
                                    =======    =======     =======     =======
    1991                            $18,541    $17,132     $ 9,033     $26,640
                                    =======    =======     =======     =======

   Reserve for valuation of
    investment in subsidiary
    1991                            $57,000    $     -     $57,000     $     -
                                    ========   =======     =======     =======

                                       24

Weyerhaeuser Company and Subsidiaries


Schedule IX -
Short-term Borrowings

For the three years ended December 26, 1993
Dollar amounts in thousands
- ------------------------------------------------------------------------------


                            End of Year               For the Year
                        -----------------  ----------------------------------
                                            Maximum
                                 Weighted    Amount       Monthly    Weighted
                                  Average  Outstanding    Average     Average
                                 Interest    During        Amount    Interest
Description             Balance    Rate     the Year    Outstanding    Rate
- -----------             -------  --------  -----------  -----------  --------

Weyerhaeuser

December 26, 1993

Commercial paper       $378,727     3.3%      $957,491    $509,477       3.2%
Short-term note payable 115,000     3.2%       115,000       8,846       3.2%
Reclassified to
  long-term debt       (493,727)
                       --------
                       $      -
                       ========

December 27, 1992

Commercial paper       $898,565     3.6%      $898,565    $298,412       3.6%
Reclassified to
  long-term debt       (898,565)
                       --------
                       $      -
                       ========

December 29, 1991

Commercial paper       $394,751      5.1%     $993,760    $643,465       6.2%
Reclassified to
  long-term debt       (394,751)
                       --------
                       $      -
                       ========

Weyerhaeuser Company and Subsidiaries

Schedule IX -
Short-term Borrowings - Continued

- -----------------------------------------------------------------------------

                               End of Year            For the Year
                            ---------------- -------------------------------
                                              Maximum
                                    Weighted   Amount     Monthly   Weighted
                                     Average Outstanding  Average    Average
                                    Interest    During     Amount    Interest
Description                 Balance    Rate   the Year   Outstanding    Rate
- -----------                 ------- -------- ----------- ----------- --------

Real Estate and Financial Services

December 26, 1993

Commercial paper           $647,406    3.3%  $1,138,568    $873,583      3.2%
Payable to banks
  and others                258,538     .8%     258,538     187,657       .9%
Reclassified to
  long-term debt           (616,906)
                           --------
                           $289,038
                           ========

December 27, 1992

Commercial paper           $771,580    3.5%  $1,020,618   $850,413       3.8%
Payable to banks
  and others                220,351    1.1%     220,351    188,402       1.1%
Reclassified to
  long-term debt           (771,580)
                           --------
                           $220,351
                           ========

December 29, 1991

Commercial paper           $948,340    5.1%  $1,203,253 $1,054,294       6.1%
Payable to banks
   and others               220,971    1.1%     220,971    116,314       2.0%
Reclassified to
   long-term debt          (948,340)
                           --------
                           $220,971
                           ========


Weyerhaeuser Company and Subsidiaries



Schedule X -
Supplementary Income Statement Information


For the three years ended December 26, 1993
Dollar amounts in thousands
- -----------------------------------------------------------------------------

Weyerhaeuser

                                                 1993         1992        1991
                                            ---------   ----------  ----------

Charged directly to costs and expenses:
  Maintenance and repairs                   $  664,463  $  584,350  $  605,639
                                            ==========  ==========  ==========

  Taxes, other than payroll and income taxes:
    Real estate and personal property       $  100,244  $   88,031  $   86,349
    Other                                       36,653      33,762      33,934
                                            ----------  ----------  ----------
                                            $  136,897  $  121,793  $  120,283
                                            ==========  ==========  ==========


Real Estate and Financial Services
                                                  1993        1992        1991
                                            ----------  ----------  ----------
Charged directly to costs and expenses:
  Maintenance and repairs                   $   12,035  $   12,260  $   12,571
                                            ==========  ==========  ==========
  Taxes, other than payroll
    and income taxes                        $    9,191  $   11,700  $    9,838
                                            ========== ===========  ==========
  Advertising                               $   16,988  $   15,933  $   16,463
                                            ========== ===========  ==========
  Amortization of intangible assets         $   27,057  $   42,025  $   42,562
                                            ========== ===========  ==========

Weyerhaeuser Company and Subsidiaries


Signatures

- -----------------------------------------------------------------------------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 1994.


                                  Weyerhaeuser Company

                                  /s/ John W. Creighton, Jr.
                                  --------------------------
                                  John W. Creighton, Jr.
                                  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 11, 1994.


/s/ John W. Creighton, Jr.
- ------------------------------
John W. Creighton, Jr.
President, Principal Executive
Officer
and Director



- ------------------------------
George H. Weyerhaeuser
Chairman of the Board and
Director


/s/ William C. Stivers
- ------------------------------
William C. Stivers
Principal Financial
Officer


/s/ Kenneth J. Stancato
- ------------------------------
Kenneth J. Stancato
Principal Accounting
Officer


/s/ William Clapp
- ------------------------------
William H. Clapp
Director


/s/ W. John Driscoll
- ------------------------------
W. John Driscoll
Director


- ------------------------------
Don C. Frisbee
Director


/s/ P. M. Hawley
- ------------------------------
Philip M. Hawley
Director


/s/ E. B. Ingram
- ------------------------------
E. Bronson Ingram
Director


/s/ John Kieckhefer
- ------------------------------
John I. Kieckhefer
Director


/s/ William D. Ruckelshaus
- ------------------------------
William D. Ruckelshaus
Director


/s/ Richard H. Sinkfield
- ------------------------------
Richard H. Sinkfield
Director

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant

- -----------------------------------------------------------------------------


                                                             Percentage
                                                 State or   Ownership of
                                                Country of   Immediate
                Name                          Incorporation    Parent
                ----                          ------------- ------------

Columbia & Cowlitz Railway Company               Washington     100%
DeQueen and Eastern Railroad Company             Arkansas       100
Energy Holding Company                           Delaware       100
Fisher Lumber Company                            California     100
Golden Triangle Railroad                         Mississippi    100
Green Arrow Motor Express Company                Delaware       100
J.H. Hamlen & Son, Inc.                          Arkansas       100
Mississippi & Skuna Valley Railroad Company      Mississippi    100
Mountain Tree Farm Company                       Washington      50
North Pacific Paper Corporation                  Delaware        80
  Norpac Sales Corporation                       Guam           100
Pacific Veneer, Ltd.                             Washington      90
Shemin Nurseries, Inc.                           Delaware       100
Texas, Oklahoma & Eastern Railroad Company       Oklahoma       100
Westwood Shipping Lines, Inc.                    Washington     100
Weycomp Claims Management Service, Inc.          Texas          100
Weyerhaeuser Financial Services, Inc.            Delaware       100
  CMO Finance Corp.                              Nevada         100
  Mortgage Securities II Corporation             Nevada         100
  Mortgage Securities III Corporation            Nevada         100
  R4 Participant Corporation                     Nevada         100
  ver Bes' Insurance Co.                         Vermont        100
    de Bes' Insurance Ltd.                       Bermuda        100
  Weyerhaeuser Mortgage Company                  California     100
    The Giddings Mortgage Investment Company     California     100
    Gudig Abfall, Inc.                           California     100
    Trimark Development Company                  California     100
    Westwood Associates                          California     100
    Westwood Insurance Agency                    California     100
    WMC Finance Corp. I                          California     100
    Woodland Hills Properties-W., Inc            Nevada         100
      Placer Business Center, Inc.               California     100
      Terman Properties, Inc.                    California     100
      R. J. Plaza II, Inc.                       Nevada         100
  WFS (Republic), Inc.                           Nevada         100
    Abfall Finance Corp.                         California     100
    Brookview, Inc.                              Nevada         100
    Kachura Finance Corp.                        California     100
    McGNT Finance Corp.                          California     100
    RFS Finance Corp.                            California     100

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant - Continued


- ------------------------------------------------------------------------------

                                                                 Percentage
                                                    State or    Ownership of
                                                   Country of    Immediate
                Name                             Incorporation    Parent
                ----                             -------------  ------------
Weyerhaeuser International, Inc.                   Washington           100%
  Sensor & Simulation Products International AB    Sweden               100
  Weyerhaeuser Canada Ltd.                         Canada               100
    Big River Lumber Corporation                   Canada               100
    Saskatoon Chemicals, Ltd.                      Canada               100
  Weyerhaeuser China, Ltd.                         Washington           100
  Weyerhaeuser (Far East) Limited                  Hong Kong            100
  Weyerhaeuser Japan Ltd.                          Japan & Delaware     100
  Weyerhaeuser Korea, Ltd.                         Korea                100
  Weyerhaeuser, S.A.                               Panama               100
Weyerhaeuser International Sales Corporation       Guam                 100
Weyerhaeuser (Mexico) Inc.                         Washington           100
Weyerhaeuser Midwest, Inc.                         Washington           100
Weyerhaeuser Overseas Finance Company              Delaware             100
Weyerhaeuser Real Estate Company                   Washington           100
  The Babcock Company                              Florida              100
  Centennial Homes, Inc.                           Texas                100
  Pardee Construction Company                      California           100
    Marmont Realty Company                         California           100
    Pardee Construction Company of Nevada          Nevada               100
    Pardee Investment Company                      California           100
    Parvada, Inc.                                  Nevada               100
  The Quadrant Corporation                         Washington           100
    Quadrant Real Estate Services, Inc.            Washington           100
  Scarborough Corporation                          New Jersey           100
  Scarborough Constructors, Inc.                   Florida              100
  Trendmaker, Inc.                                 Texas                100
  Westminster Homes, Inc.                          North Carolina       100
  Weyerhaeuser Real Estate Company of Nevada       Nevada               100
    Weyerhaeuser Capital Corp. N.V.                Netherlands Antilles 100
  Weyerhaeuser Venture Company                     Nevada               100
    Las Positas Land Co.                           California           100
    Weyerhaeuser Realty Investors, Inc.            Washington           100
  Winchester Homes, Inc.                           Delaware             100

Weyerhaeuser Company and Subsidiaries


Exhibit 24
Consents of Experts and Counsel


- ------------------------------------------------------------------------------


Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Weyerhaeuser Company's previously filed
Registration Statement No. 33-59974 on Form S-3 and Nos. 2-61042,
2-81463, 33-25928, 33-24385, 33-24979, 33-31622, 33-32605, 33-34460,
33-41414, 33-47392 and 2-88109 on Form S-8.


                                         ARTHUR ANDERSEN & CO.


Seattle, Washington,
March 11, 1994
                                       31