Form 10-Q
period 1994-03-27
WEYERHAEUSER CO
filed 1994-05-09
CIK 106535

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirteen weeks ended March 27, 1994 or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

                     Commission File Number 1-4825

                         WEYERHAEUSER COMPANY
     A Washington Corporation         (IRS Employer Identification
                                            No. 91-0470860)
                       Tacoma, Washington  98477
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
    Title of Each Class                               Which Registered
___________________________	                      _________________________

Common Shares ($1.25 par value)                       Midwest Stock Exchange
                                                      New York Stock Exchange
                                                      Pacific Stock Exchange
                                                      Tokyo Stock Exchange

Rights  to  Purchase  Cumulative Preference Shares,   New York Stock Exchange
   Fourth Series



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___. The number of shares outstanding of the registrant's class of common stock, as of May 6, 1994 was 205,567,144 common shares ($1.25 par value).

Weyerhaeuser Company
- - -2-




























                  This page intentionally left blank.

Weyerhaeuser Company
- - -3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
              For the Thirteen Weeks Ended March 27, 1994

                                                                    Page No.
                                                                    ________

Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                          5
            Consolidated Balance Sheet                                 6-7
            Consolidated Statement of Cash Flows                       8-9
            Notes to Financial Statements                             10-15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               16-17

Part II.  Other Information

Item 1.   Legal Proceedings                                           18-19
Item 2.   Changes in Securities                                  (not applicable)
Item 3.   Defaults upon Senior Securities                        (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders    (not applicable)
Item 5.   Other Information                                      (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                             19


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 1993. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ending March 27, 1994 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                      ________________________________
                                     K. J. Stancato
                                     Duly Authorized Officer and
                                     Principal Accounting Officer

May 9, 1994

Weyerhaeuser Company
- - -4-




























                  This page intentionally left blank.

Weyerhaeuser Company
- - -5-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
                  For the thirteen week periods ended
                   March 27, 1994 and March 28, 1993
        (Dollar amounts in thousands except per share figures)
                              (Unaudited)
                                                     March 27,    March 28,
                                                       1994         1993
                                                   -----------   -----------
Net sales and revenues:
  Weyerhaeuser                                     $2,125,332     $2,000,532
  Real estate and financial services                  260,432        340,484
                                                   ----------     ----------
                                                    2,385,764      2,341,016
                                                   ----------     ----------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                         1,551,520      1,453,637
     Depreciation, amortization and fee stumpage      115,949        111,416
     Selling, general and administrative expenses     146,760        152,941
     Research and development expenses                 11,428          9,170
     Taxes other than payroll and income taxes         39,004         34,182
                                                   ----------     ----------
                                                    1,864,661      1,761,346
                                                   ----------     ----------
  Real estate and financial services:
     Costs and operating expenses                     185,938        218,840
     Depreciation and amortization                      7,594         15,936
     Selling, general and administrative expenses      44,223         61,624
     Taxes other than payroll and income taxes          2,208          2,801
                                                   ----------     ----------
                                                      239,963        299,201
                                                   ----------     ----------
                                                    2,104,624      2,060,547
                                                   ----------     ----------

Operating income                                      281,140        280,469

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                         57,386         51,426
     Less interest capitalized                          8,018          3,231
     Other income (expense), net                      (14,615)        58,764
  Real estate and financial services:
     Interest expense incurred                         38,552         46,401
     Less interest capitalized                         20,230         19,019
     Other income (expense), net                        5,226            923
                                                   ----------     ----------
Earnings before income taxes and extraordinary item   204,061        264,579
Income taxes before extraordinary item (Note 2)        77,500         87,168
                                                   ----------     ----------
Earnings before extraordinary item                    126,561        177,411
Extraordinary item, net of applicable taxes
  of $33,732 (Note 9)                                       -         52,052
                                                   ----------     ----------
Net earnings                                        $ 126,561      $ 229,463
                                                   ==========     ==========

Per common share (Note 1):
     Earnings before extraordinary item             $     .62      $     .87
     Extraordinary item                                     _            .25
                                                    ---------     -----------
     Net earnings                                   $     .62      $    1.12
                                                    =========     ==========
     Dividends paid                                 $     .30      $     .30
                                                    =========     ==========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- - -6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ------------
                      CONSOLIDATED BALANCE SHEET
                 March 27, 1994 and December 26, 1993
                     (Dollar amounts in thousands)

                                               March 27,           Dec. 26,
                                                 1994                1993
                                             ------------      -------------
                                              (Unaudited)
Assets
- - ------
Weyerhaeuser
  Current assets:
     Cash and short-term investments,
       including restricted deposits          $   36,136         $  73,257
     Receivables, less allowances                820,419           782,507
     Inventories (Note 3)                        846,507           762,471
     Prepaid expenses                            294,505           280,511
                                             -----------       -----------
       Total current assets                    1,997,567         1,898,746

  Property and equipment (Note 4)              5,585,182         5,606,072
  Construction in progress                       831,316           666,177
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                606,842           604,773
  Other assets and deferred charges              189,927           191,946
                                             -----------       -----------
     Total assets                              9,210,834         8,967,714
                                             -----------       -----------

Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                 70,484            86,598
  Receivables, less discounts and allowances     128,615           135,347
  Mortgage and construction notes and
    mortgage loans receivable                    771,022           830,569
  Investments                                     57,836            60,355
  Mortgage-backed certificates and
    restricted deposits                          296,621           349,757
  Real estate in process of development,
    less reserves                                754,061           738,597
  Land being processed for development,
    less reserves                                716,932           699,611
  Deferred acquisition costs                      40,119            39,751
  Other assets                                   709,448           730,154
                                             -----------       -----------
     Total assets                              3,545,138         3,670,739
                                             -----------       -----------

                                             $12,755,972       $12,638,453
                                             ===========       ===========




See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- - -7-






                                                     March 27,     Dec. 26,
                                                       1994          1993
                                                    -----------   -----------
                                                   (Unaudited)
Liabilities and shareholders' interest
- - --------------------------------------

Weyerhaeuser
  Current liabilities:
     Notes payable                                   $    2,157   $     4,624
     Current maturities of senior long-term debt         14,052        14,522
     Accounts payable                                   507,320       492,040
     Accrued liabilities (Note 5)                       636,743       565,002
                                                    -----------   -----------
       Total current liabilities                      1,160,272     1,076,188

  Senior long-term debt (Note 6)                      3,072,306     2,997,890
  Deferred income taxes                                 935,288       904,332
  Deferred pension and other liabilities                559,229       535,162
  Minority interest in subsidiaries                     108,569       109,314
  Commitments (Note 8)                                        _             _
                                                    -----------   -----------
     Total liabilities                                5,835,664     5,622,886
                                                    -----------   -----------

Real estate and financial services
  Notes and commercial paper                            143,871       289,038
  Collateralized mortgage obligation bonds              258,928       307,416
  Long-term debt (Note 6)                             2,116,015     1,997,146
  Other liabilities                                     384,303       455,871
                                                    -----------   -----------
     Total liabilities                                2,903,117     3,049,471
                                                    -----------   -----------
Shareholders' interest (Note 7)
  Common shares:  authorized 400,000,000 shares,
     issued 206,072,890  shares, $1.25 par value        257,591       257,591
  Other capital                                         415,754       411,096
  Cumulative translation adjustment                    (101,597)      (73,363)
  Retained earnings                                   3,456,126     3,391,217
  Treasury common shares, at cost:
     509,171 and 983,952                                (10,683)      (20,445)
                                                    -----------   -----------
     Total shareholders' interest                     4,017,191     3,966,096
                                                    -----------   -----------

                                                    $12,755,972   $12,638,453
                                                    ===========   ===========




Weyerhaeuser Company
- - -8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ------------
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                    For thirteen-week periods ended
                   March 27, 1994 and March 28, 1993
                     (Dollar amounts in thousands)
                              (Unaudited)
                                                             Consolidated
                                                        ----------------------
                                                         March 27,    March 28,
                                                            1994        1993
                                                        ----------  ----------
Cash flows provided by operations:
  Net earnings                                           $ 126,561   $ 229,463
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage           123,543     127,352
     Deferred income taxes, net                             30,200      20,433
     Contributions to employee investment plans                  _       2,462
     Extraordinary item, including current tax benefit           _     (90,419)
     Deferred  income  taxes on  extraordinary item              _      38,367
  Changes in working capital:
     Receivables                                           (29,538)   (103,612)
     Inventories, prepaid expenses, real estate
       and land                                           (129,998)   (180,241)
     Mortgages held for sale                                46,534     159,620
     Other liabilities                                       1,922     157,531
  (Gain) loss on disposition of assets                      (2,050)     (2,498)
  Gain on sale of a business                                     _     (70,199)
  Other                                                     21,649       7,013
                                                         ---------   ---------
Net cash provided by operations                            188,823     295,272
                                                         ---------   ---------
Cash flows from investing in the business:
  Property and equipment                                  (260,715)   (164,865)
  Timber and timberlands                                    (7,387)     (6,776)
  Mortgage and investment securities acquired               (2,412)   (766,852)
  Proceeds from sale of:
     Property and equipment                                 22,228       5,311
     Business                                                    _     204,100
     Mortgage and investment securities                     51,759     341,800
  Other                                                     (2,476)    (37,168)
                                                         ---------   ---------
Net cash flows from investing in the business             (199,003)   (424,450)
                                                         ---------   ---------
Cash flows from financing activities:
  Sale of debentures, notes
    and CMO bonds                                          122,130     428,976
  Sale of industrial revenue bonds                          50,000           _
  Notes and commercial paper borrowings, net                59,730    (164,580)
  Proceeds from issuance of investment contracts                 _      60,943
  Cash dividends on common shares                          (61,652)    (61,346)
  Payments on debentures, notes, bank credit
    agreements, income debenture, capital leases,
    industrial revenue bonds and CMO bonds                (235,198)   (436,364)
  Exercise of stock options                                 14,278      12,481
  Other                                                      7,657       6,472
                                                         ---------   ---------
Net cash flows from financing activities                   (43,055)   (153,418)
                                                         ---------   ---------
Net increase (decrease) in cash and short-term investments (53,235)   (282,596)
Cash and short-term investments at beginning of year       159,855     524,325
                                                         ---------   ---------
Cash and short-term investments at end of period         $ 106,620   $ 241,729
                                                         =========   =========
Cash paid (received) during the year for:
  Interest, net of amount capitalized                    $  95,830   $ 125,254
                                                         =========   =========
  Income taxes                                           $  24,758   $  12,134
                                                         =========   =========
See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- - -9-







                                        Real Estate and
         Weyerhaeuser                  Financial Services
  -------------------------        -------------------------
   March 27,      March 28,         March 27,      March 28,
     1994           1993              1994           1993
  ---------       ---------        ---------      ---------

  $ 121,202       $ 220,720        $   5,359      $   8,743

    115,949         111,416            7,594         15,936
     30,956          22,538             (756)        (2,105)
          _           2,462                _              _
          _         (90,419)               _              _
          -          38,367                -              -

    (37,907)       (104,357)           8,369            745

    (98,016)       (149,098)         (31,982)       (31,143)
          -               -           46,534        159,620
     74,190          66,534          (72,268)        90,997
      1,466          (2,452)          (3,516)           (46)
          _         (70,199)               _              _
      1,666          (5,088)          19,983         12,101
  ---------       ---------        ---------      ---------
    209,506          40,424          (20,683)       254,848
  ---------       ---------        ---------      ---------

   (258,422)       (153,857)          (2,293)       (11,008)
     (7,387)         (6,776)               _              _
          -               -           (2,412)      (766,852)

      1,868           5,143           20,360            168
          -         204,100                _              _
          -               -           51,759        341,800
    (15,124)        (70,672)          12,648         33,504
  ---------       ---------        ---------      ---------
   (279,065)        (22,062)          80,062       (402,388)
  ---------       ---------        ---------      ---------


    115,687         255,213            6,443        173,763
     50,000               _                _              _
     31,145           9,292           28,585       (173,872)
          -               -                -         60,943
    (61,652)        (61,346)               _              _


   (124,677)       (216,683)        (110,521)      (219,681)
     14,278          12,481                _              _
      7,657           6,472                -              -
  ---------       ---------        ---------      ---------
     32,438           5,429          (75,493)      (158,847)
  ---------       ---------        ---------      ---------
    (37,121)         23,791          (16,114)      (306,387)
     73,257          40,985           86,598        483,340
  ---------       ---------        ---------      ---------
  $  36,136       $  64,776        $  70,484      $ 176,953
  =========       =========        =========      =========

  $  76,293       $  94,485        $  19,537      $  30,769
  =========       =========        =========      =========
  $ (43,397)      $  10,808        $  68,155      $   1,326
  =========       =========        =========      =========

Weyerhaeuser Company
- - -10-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
 For the thirteen-week periods ended March 27, 1994 and March 28, 1993
        (Dollar amounts in thousands except per share figures)



Note 1: Summary of Significant Accounting and Reporting Policies

Consolidation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. Significant intercompany transactions and accounts are eliminated.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1) Weyerhaeuser Company (Weyerhaeuser, or the company), which is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real estate and financial services, which includes Weyerhaeuser Real Estate Company (WRECO), which is involved in real estate development and construction, and Weyerhaeuser Financial Services, Inc. (WFS), whose principal subsidiaries are Weyerhaeuser Mortgage Company (WMC) and Mortgage Securities Corporations. GNA Corporation, a subsidiary of WFS, was sold in April 1993.

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 205,429,534 and 204,554,142 at March 27, 1994 and March 28, 1993, respectively.

Fully diluted earnings-per-share amounts are not applicable because the effect of the conversion of the stock options is not dilutive.

Accounting Changes

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112), which requires accrual accounting be used for the cost of benefits provided to former or inactive employees who have not yet retired. In the first quarter of 1994, the company adopted SFAS 112 by recording a cumulative catch-up to earnings. The adoption of this pronouncement did not have a significant impact on the company's results of operations or its financial position.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out
(LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories; either the first-in, first-out (FIFO) or average cost method is used to cost all other inventories.

Property and Equipment

The company's property accounts are maintained on an individual asset basis. Betterments and replacements of major units are capitalized. Maintenance, repairs and minor replacements are expensed. Depreciation is provided generally on the straight-line or unit-of-production methods at rates based on estimated service lives. Amortization of logging rail and truck roads is provided generally as timber is harvested and is based upon rates determined with reference to the volume of timber estimated to be removed over such facilities.

The cost and related depreciation of property sold or retired is removed from the property and allowance for depreciation accounts and gain or loss is recorded.

Weyerhaeuser Company
- - -11-
Timber and Timberlands

Timber and timberlands are carried at cost less fee stumpage charged to disposals. Fee stumpage is the cost of standing timber and is charged to fee timber disposals as fee timber is harvested, lost as the result of casualty or sold. Stumpage rates are determined with reference to the cost of timber and the related volume of timber estimated to be recoverable. Timber carrying costs are expensed as incurred.

Income Taxes

Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

Pension Plans

The company has pension plans covering most of its employees. The U.S. plan covering salaried employees provides pension benefits based on the employee's highest monthly earnings for five consecutive years during the final ten years before retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Contributions to U.S. plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA).

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the company provides certain health care and life insurance benefits for some retired employees and accrues the expected future cost of these benefits for its current eligible retirees and some employees. All of the company's salaried employees and some hourly employees may become eligible for these benefits when they retire.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Foreign Exchange Contracts

The company enters into foreign exchange contracts as a hedge for foreign accounts receivable. Market value gains and losses are recognized and offset against foreign exchange gains or losses on the foreign receivables.

Reclassifications

Certain reclassifications have been made to conform prior years' data to the current format.

WRECO

WRECO recognizes income from the sales of single family housing units when construction has been completed, required down payments received and title has passed to the customer. Income from the sales of multi-family, commercial properties, developed lots and undeveloped land is recognized when required down payments are received and other income recognition criteria are satisfied.

Real estate is stated at the lower of cost or net realizable value. The determination of net realizable value is based on WRECO's plans for its property and its financial ability to carry out such plans. Changes in future market demand, interest rates and company plans may affect net realizable value. Land, land development and construction costs, including capitalized carrying costs, are accumulated and allocated to individual units in proportion to relative sales value.

Weyerhaeuser Company
- - -12-
Weyerhaeuser Financial Services

Weyerhaeuser Mortgage Company and its subsidiaries are primarily engaged in the mortgage banking industry and also offer insurance services.

  - Mortgage notes held for sale are stated at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Hedging transactions are entered into to protect the inventory value from increases in interest rates. Hedge positions are also used to protect the pipeline of loan applications in process from increases in interest rates. Hedging gains and losses realized during the commitment and warehousing period are deferred to the extent of unrealized gains on the related mortgage loans held for sale.

  - The costs associated with purchasing mortgage servicing rights are deferred. Excess service fees result from loan sales in which WMC retains the loan servicing rights and are based on the present value of future servicing revenue less a normal servicing fee, based upon the estimated remaining life of the loans sold.

The Mortgage Securities Corporations were formed for the limited purpose of issuing collateralized mortgage obligation bonds (CMO bonds) secured by Government National Mortgage Association and Federal National Mortgage Association certificates. The CMO bonds are the sole obligation of the issuer, and neither the company nor any affiliated company has guaranteed or is otherwise obligated with respect to the CMO bonds.

  - The mortgage-backed certificates are carried at par value adjusted for any unamortized discount or premium. These discounts or premiums are amortized using a method that approximates the effective interest method over the estimated life of the underlying mortgage loans.

  - CMO bonds are carried at unamortized cost. Discounts and premiums are amortized using a method that approximates the effective interest method over their estimated life.

In April 1993, WFS completed the sale of GNA Corporation. As a part of that transaction, Weyerhaeuser assumed $225 million of outstanding GNA debt. GNA Corporation and its life insurance subsidiaries provided annuities, insurance and securities marketed through financial institutions. During its operation:

  - Payments received on investment and limited payment contracts were recorded directly as deposits.
  - Investment income was recorded when earned.
  - Investments in bonds were stated at amortized cost; mortgage loans and other investments were carried at cost.
  - The liability for future annuity and contract reserves on single premium deferred annuities and single premium whole life policies was the contract holder's account value. The reserve for single premium immediate annuity benefits was the present value of such benefits.

Weyerhaeuser Company
- - -13-

Note 2: Income Taxes

Provisions for income taxes include the following:

                                                  Thirteen Weeks Ended
                                                -----------------------
                                                 March 27,    March 28,
                                                   1994         1993
                                                ---------    ----------

Federal:
  Current                                       $  31,200    $  52,961
  Deferred                                         25,500       40,100
                                                ---------    ---------
                                                   56,700       93,061
                                                ---------    ---------

State:
  Current                                           5,900        8,474
  Deferred                                          1,600        4,000
                                                ---------    ---------
                                                    7,500       12,474
                                                ---------    ---------

Foreign:
  Current                                          10,200        5,300
  Deferred                                          3,100      (23,667)
                                                ---------    ---------
                                                   13,300      (18,367)
                                                ---------    ---------

Income taxes before apportionment to
  extraordinary item                               77,500       87,168
                                                ---------    ---------

Income taxes apportionable to
  extraordinary item:
  Current                                               -       (4,635)
  Deferred                                              _       38,367
                                                ---------    ---------
                                                        _       33,732
                                                ---------    ---------

                                                $  77,500    $ 120,900
                                                =========    =========


Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the period ended March 27, 1994, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirteen week periods ended March 27, 1994 and March 28, 1993 are 38% and 34.5%, respectively.

Under the SFAS 109 liability method, deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Weyerhaeuser Company
- - -14-

Note 3: Inventories
Inventories consist of the following:

                                               March 27,    Dec. 26,
                                                 1994        1993
                                              ----------   ---------
Logs and chips                                $ 127,570    $ 103,195
Lumber, plywood and panels                      144,859       92,488
Pulp, newsprint and paper                       135,075      124,131
Containerboard, paperboard and containers        71,829       70,915
Other products                                  117,165      121,949
Materials and supplies                          250,009      249,793
                                              ---------    ---------
                                              $ 846,507    $ 762,471
                                              =========    =========

Note 4: Property and Equipment

                                               March 27,    Dec. 26,
                                                 1994        1993
                                            -----------  -----------
Property and equipment, at cost:
  Land                                      $   157,348  $   157,611
  Buildings and improvements                  1,426,266    1,416,740
  Machinery and equipment                     7,854,366    7,839,070
  Rail and truck roads and other                618,449      620,136
                                            -----------  -----------
                                             10,056,429   10,033,557

Less allowance for depreciation
  and amortization                            4,471,247    4,427,485
                                            -----------  -----------
                                            $ 5,585,182  $ 5,606,072
                                            ===========  ===========

Note 5: Accrued Liabilities
Accrued liabilities are as follows:
                                                 March 27,     Dec. 26,
                                                   1994          1993
                                               ----------   -----------
Payroll - wages and salaries, incentive awards,
  retirement, vacation pay and severance pay   $  226,511   $   239,434
Taxes - social security and real
  and personal property                            67,221        58,952
Interest                                           40,041        66,967
Income taxes                                       73,517        12,166
Other                                             229,453       187,483
                                               ----------   -----------
                                               $  636,743   $   565,002
                                               ==========   ===========

Note 6: Long-Term Debt

The company's lines of credit include:

(a) A four-year competitive advance and revolving credit facility agreement entered into in 1990 with a group of banks which provides for borrowings of up to the total amount of $1,650,000, all of which can be availed of by the company and $1,000,000 which can be availed of by WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks. This credit facility agreement has been extended through November 1995.

Weyerhaeuser Company
- - -15-

(b) A one-year evergreen credit commitment entered into in 1990 with a group of banks which provides for borrowings of up to the amounts, and by the entities, as follows:
                                            March 27,    Dec. 26,
                                               1994        1993
                                           ---------    ---------
 The company and:
     WMC and WRECO                         $ 215,000    $ 215,000
     WMC                                      70,000       70,000
     WRECO                                    20,000       20,000

 WMC (only)                                   35,000       35,000

   At   March  27,  1994  and  December  26,  1993,  WMC  had  $35,000
   outstanding against this commitment.

WMC has a revolving credit agreement with a bank to provide for: (1) borrowings up to $35,000 for three years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks, (2) a commitment fee based on the unused credit, and (3) conversion of the notes as of July 1, 1995, to a five-year term loan payable in equal quarterly installments. At March 27, 1994, and December 26, 1993, $30,000 was outstanding under the revolving credit agreement.

During 1992, WFS entered into a three-year term loan facility which provides for (1) borrowings of up to $295,000 at March 27, 1994 and December 26, 1993, respectively, at LIBOR or such other rates as may be agreed upon by WFS and the banks; and (2) a commitment fee based on the unused credit. $295,000 was outstanding against this facility at March 27, 1994 and December 26, 1993.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:

                                              March 27,    Dec. 26,
                                                 1994        1993
                                              ---------    ---------
Weyerhaeuser                                  $ 524,872    $ 378,727
Real estate and financial services              790,658      616,906

No portion of these lines has been availed of by the company, WRECO, WFS, or WMC at March 27, 1994 or December 26, 1993, except as noted.

In 1993, WFS completed the sale of GNA Corporation. As a part of this transaction, the company assumed $225,000 of outstanding GNA debt.

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 7: Shareholders' Interest

Common shares reserved for stock option plans and for conversion of issued and outstanding convertible subordinated debentures were 5,716,000 shares at March 27, 1994 and 5,178,000 shares at December 26, 1993.

Note 8: Commitments

The company's capital expenditures have averaged about $823,000 in recent years but are expected to be approximately $1,100,000 in 1994; however, the 1994 expenditure level could be increased or decreased as a consequence of future economic conditions.

Note 9:   Extraordinary Item

During the 1993 first quarter, the company realized a net gain of $52,052 ($85,784 less related tax effect of $33,732) as a result of extinguishing certain debt obligations.

Weyerhaeuser Company
- - -16-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Net sales and revenues and earnings before interest expense, income taxes and extraordinary item by segment are:


                                                      Thirteen Weeks Ended
                                                   --------------------------
                                                      March 27,     March 28,
                                                        1994          1993
                                                   -----------    -----------
Net sales and revenues:
  Timberlands and wood products                    $ 1,181,714    $ 1,010,705
  Pulp and paper products                              902,913        887,394
  Real estate                                          200,487        151,267
  Financial services                                    59,945        189,217
  Corporate and other                                   40,705        102,433
                                                   -----------    -----------
                                                   $ 2,385,764    $ 2,341,016
                                                   ===========    ===========
Earnings before interest expense,
  income taxes and extraordinary item:
  Timberlands and wood products                    $   282,933    $   225,744
  Pulp and paper products                                5,239         34,965
  Real estate                                            1,020          1,062
  Financial services(1)                                  6,353         13,762
  Corporate and other                                  (42,116)        37,241
                                                   -----------    -----------
                                                   $   253,429    $   312,774
                                                   ===========    ===========


  (1)Includes interest expense of $18,322 and $27,382 related to the financial services businesses.

Net sales were $2.4 billion in the first quarter of 1994, up 2 percent from the $2.3 billion for the comparable quarter of a year ago. Net earnings were $126.6 million or 62 cents per common share, compared to $229.5 million or $1.12 per common share in the first quarter of 1993. Included in the results for the first quarter of 1993 were after-tax gains of $44 million, or 22 cents per common share, on the sale of the company's infant diaper business and $52 million, or 25 cents per common share, on the extinguishment of debt. The latter item was reported as an extraordinary gain on the company's consolidated statement of earnings.

Pre-tax earnings of $204 million in the first quarter of 1994 were up 5 percent from the $194 million reported in the year ago quarter; however, on a per-share basis, earnings before special items declined from 65 cents in the 1993 first quarter to 62 cents in the 1994 first quarter primarily reflecting an increased federal income tax rate.

Operating earnings for the timberlands and wood products segment were $283 million for the current quarter, up 25 percent from the $226 million in the 1993 first quarter. The wood products businesses benefited from good prices in the first quarter, especially in lumber and oriented strand board. The export log business returned to normal levels of activity.

The pulp and paper segment's operating earnings were $5 million for the first quarter of 1994 compared with $35 million in the same quarter of 1993. Prices in most product lines remained below levels of a year ago. As a result of recent price improvements in market pulp and containerboard packaging, this segment showed improved operating performance compared with a loss in the fourth quarter of 1993.

The company's real estate and financial services segments earned $7 million in the quarter compared with $15 million in the year ago quarter. In 1993, the financial services segment included first quarter profits from GNA Corporation, its wholly owned subsidiary, which was sold in April 1993.

The increase in the company's interest expense incurred and interest capitalized is related to the major mill modernization projects underway at the Plymouth, North Carolina and Longview, Washington facilities.

Weyerhaeuser Company
- - -17-

Other income is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income or (expense) item is significant in relation to net earnings other than the $70.2 million gain on the disposal of the company's investment in the infant diaper business in the first quarter of 1993.

Working capital for Weyerhaeuser increased $15 million from year end 1993, primarily in receivables and inventory and offset, partially, by a decrease in cash and short-term investments and by an increase in accounts payable and accrued liabilities.

During the first quarter of 1994, the company paid $62 million in cash dividends and made capital expenditures of $268 million. The cash needed to meet these and other company needs was generated from internal cash flow.

The company now anticipates total capital expenditures for 1994 to approximate $1.1 billion. As a result of advances in measurement technology, minute amounts of dioxin have been detected in waste water effluent, sludges and pulp from U.S. bleached kraft pulp mills, including certain of the company's mills. The company has allocated substantial capital to, and has made very significant progress in, reducing dioxin in the mills' sludge, pulp, effluent and ultimate product. The company does not believe that compliance with current environmental laws and regulations had a material adverse effect on its capital expenditures, earnings or competitive position in the first quarter of 1994, nor is it expected to in the remainder of 1994 or 1995.

The company is committed to the maintenance of a sound, conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company's capital structure are as follows:

 - To view separately the capital structures of Weyerhaeuser Company, Weyerhaeuser Real Estate Company and Weyerhaeuser Financial Services, Inc. given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

 - The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

For the thirteen weeks ended March 27, 1994, earnings before interest expense and income taxes plus non-cash charges for the timberlands and wood products and the pulp and paper products segments were $327 million and $74 million, respectively. Capital expenditures during this period were $45 million by timberlands and wood products, $215 million by pulp and paper products and $8 million by other segments.

Weyerhaeuser Company
- - -18-
Part II.  Other Information

Item 1. Legal Proceedings

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

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with seven of the defendants. In July 1993, the trial court dismissed fourteen of the thirty-five sites named in the complaint. Appeal of those dismissals was heard by the Washington State Supreme Court on February 22, 1994. Trial on two sites is scheduled for October 1994.

In April 1991, the United States Environmental Protection Agency (EPA) issued an amended complaint adding the company as an additional defendant in an administrative proceeding under the Toxic Substances Control Act (TSCA). The proceeding seeks penalties of $171 thousand from all defendants with respect to alleged improper storage and record keeping between 1980 and 1989 for certain transformers which contained polychlorinated biphenyls. The transformers, which the company sold in 1980, were located at the company's former hardboard siding mill in Doswell, Virginia. EPA withdrew its compliant against the company with prejudice on March 29, 1994.

In April 1992, the Georgia Department of Natural Resources, Environmental Protection Division issued a Notice of Violation to the company's Adel, Georgia particleboard plant citing violations of particulate emission standards. A consent order was entered into on September 18, 1992 assessing a $35 thousand penalty and a stipulated penalty of 100 dollars per day until the facility is in full compliance with particulate emission requirements. The Consent Order sets a compliance deadline of January 31, 1994. The Consent Order also requires that the company demonstrate that the facility is in compliance with regulations under the Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act. The company has submitted compliance data and is awaiting the State's concurrence that it satisfies the consent order requirements.

The company has undertaken a review of all its wood products facilities for compliance with the PSD regulations and has disclosed PSD compliance issues to certain state agencies and the EPA. The company and the State of Mississippi Department of Environmental Quality (DEQ) have entered into a consent agreement concerning PSD regulations at two company facilities in Mississippi involving penalties  of  $170  thousand.  The State  of  Alabama  has  issued  a compliance order with penalties totaling $100 thousand for noncompliance with PSD regulations at the company's Millport facility. The company and North Carolina's Division of Environmental Management have entered into a consent agreement for its Elkin, North Carolina facility involving penalties of $140 thousand and are currently negotiating a separate consent agreement for its Moncure, North Carolina facility involving penalties of $140 thousand. The company has signed a consent agreement including penalties of $140 thousand relating to PSD issues at the company's Wright City, Oklahoma facility with the State of Oklahoma Department of Environmental Quality. The company is negotiating a consent agreement with the State of Arkansas concerning PSD related issues for two facilities in that state involving  $375  thousand  in  total penalties  for  both  facilities.
Region V of the EPA has issued a Notice of Violation for permit violations at the company's Grayling, Michigan facility. The company is negotiating settlement of those alleged permit violations and other PSD related issues with the Michigan Department of Natural Resources and the EPA that may involve penalties of up to $416 thousand. In September 1992, the EPA issued a Section 114 Request for Information concerning PSD compliance at the company's oriented strand board and medium density fiberboard mills. In June 1993, the EPA issued a similar Section 114 request for the company's plywood and particleboard mills. The company is also undertaking a review of its pulp and paper facilities for PSD compliance. The company recently learned that the EPA may initiate a national PSD enforcement action against the company and other forest product companies.

Weyerhaeuser Company
- - -19-
Part II.

Item 1. Legal Proceedings - continued

On  April  9, 1993, the company entered into a Stipulated Final  Order
(SFO) with the Oregon Department of Environmental Quality for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon containerboard facility. The SFO establishes a compliance schedule for installing control technology. A supplemental SFO assessed upfront penalties of $247 thousand and penalties of 500 dollars per day until compliance is demonstrated. The SFO requires demonstrated compliance by December 1993 and a historical evaluation of the facility's PSD status. The company has submitted a plant site PSD review to the state and is awaiting its review.

In August 1992, the EPA issued an administrative complaint for the assessment of $215 thousand in civil penalties against the company's Longview, Washington facility. The penalties are based upon alleged violations of the record keeping and storage provisions of the polychlorinated biphenyls rules contained in the TSCA. The company and the EPA settled the compliant for a maximum penalty of $118 thousand, 50% of which was paid when the settlement was signed. Payment of the remaining 50% was deferred and will be eliminated based on the expenditure of more than $118 thousand by the company to dispose of PCB contaminated transformers at Longview during 1993.

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County, Mississippi on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi and the alleged fraudulent concealments of such discharge. The complaint also seeks an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Green County, Alabama on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. The action was removed to the Federal District Court for the Northern District of Alabama, which subsequently remanded the case to state court. Neither action is presently scheduled for trial.

Trial began in January 1994 in the United States District Court for the District of Alaska of claims filed against Weyerhaeuser by two corporations with which Weyerhaeuser had entered into financing arrangements, a marketing agreement, and a technical assistance agreement. The plaintiffs claim that Weyerhaeuser breached contractual and common law duties by allegedly failing to adequately market and ship the plaintiffs' products, misrepresenting its marketing and shipping capabilities, and acting to further its interests at the plaintiffs' expense. The plaintiffs in the First Amended Complaint, filed in May 1992, seek an unstated amount of damages described as more than $50 million in compensatory damages plus not less than $75 million in punitive damages. The claim for punitive damages has been dismissed by the trial court. In March 1994, a jury returned a verdict against the company awarding damages of $1.2 million.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

(b) The registrant has not filed a report on Form 8-K during the fiscal quarter for which this report on Form 10-Q is filed.