Form 10-Q
period 1994-06-26
WEYERHAEUSER CO
filed 1994-08-05
CIK 106535

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the twenty-six weeks ended June 26, 1994 or

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
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
    Title of Each Class                        Which Registered
- -------------------------------            -------------------------
Common Shares ($1.25 par value)              Midwest Stock Exchange
                                             New York Stock Exchange
                                             Pacific Stock Exchange
                                             Tokyo Stock Exchange

Rights to Purchase Cumulative                New York Stock Exchange
Preference Shares, Fourth Series



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___. The number of shares outstanding of the registrant's class of common stock, as of July 29, 1994 was 205,584,969 common shares ($1.25 par value).

Weyerhaeuser Company
- -2-




























                  This page intentionally left blank.

Weyerhaeuser Company
- -3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
             For the Twenty-six Weeks Ended June 26, 1994

                                                                  Page No.
                                                                 ----------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                      4-5
            Consolidated Balance Sheet                              6-7
            Consolidated Statement of Cash Flows                    8-9
            Notes to Financial Statements                          10-15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            16-17

Part II.  Other Information

Item 1.   Legal Proceedings                                        18-19
Item 2.   Changes in Securities                               (not applicable)
Item 3.   Defaults upon Senior Securities                     (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders       19
Item 5.   Other Information                                   (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                          19


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 1993. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ending June 26, 1994 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                     -----------------------------

                                     K. J. Stancato
                                     Duly Authorized Officer and
                                     Principal Accounting Officer

August 5, 1994

Weyerhaeuser Company
- -4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
          For the thirteen and twenty-six week periods ended
                    June 26, 1994 and June 27, 1993
        (Dollar amounts in thousands except per share figures)
                              (Unaudited)
Thirteen weeks ended:                               June 26,    June 27,
                                                      1994        1993
                                                   ----------  ----------
Net sales and revenues:
  Weyerhaeuser                                     $2,312,438  $2,123,990
  Real estate and financial services                  285,998     263,515
                                                   ----------  ----------
                                                    2,598,436   2,387,505
                                                   ----------  ----------
Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                         1,726,970  1,563,105
     Depreciation, amortization and fee stumpage      129,355    110,379
     Selling, general and administrative expenses     144,895    144,462
     Research and development expenses                 11,924     10,902
     Taxes other than payroll and income taxes         37,084     35,305
                                                   ---------- ----------
                                                    2,050,228  1,864,153
                                                   ---------- ----------
  Real estate and financial services:
     Costs and operating expenses                     217,809    178,101
     Depreciation and amortization                      7,360      7,752
     Selling, general and administrative expenses      39,409     43,270
     Taxes other than payroll and income taxes          2,048      2,059
                                                   ---------- ----------
                                                      266,626    231,182
                                                   ---------- ----------
                                                    2,316,854  2,095,335
                                                   ---------- ----------

Operating income                                      281,582    292,170

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                         59,126     50,988
     Less interest capitalized                          9,644      4,821
     Other income (expense), net                      (15,341)     4,930
  Real estate and financial services:
     Interest expense incurred                         39,033     42,962
     Less interest capitalized                         19,913     19,012
     Other income (expense), net                        3,720     45,353
                                                   ---------- ----------
Earnings before income taxes                          201,359    272,336
Income taxes (Note 2)                                  72,500     90,800
                                                   ---------- ----------

Net earnings                                       $  128,859 $  181,536

                                                   ========== ==========
Per common share (Note 1):


     Net earnings                                  $      .62  $     .89
                                                   ========== ==========

     Dividends paid                                $      .30  $     .30
                                                   ========== ==========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -5-








Twenty-six weeks ended:                                          June 26,    June 27,
                                                                   1994       1993
                                                               ---------- ----------
Net sales and revenues:
  Weyerhaeuser                                                 $4,437,770 $4,124,522
  Real estate and financial services                              546,430    603,999
                                                               ---------- ----------
                                                                4,984,200  4,728,521
                                                               ---------- ----------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                                     3,278,490  3,016,742
     Depreciation, amortization and fee stumpage                  245,304    221,795
     Selling, general and administrative expenses                 291,655    297,403
     Research and development expenses                             23,352     20,072
     Taxes other than payroll and income taxes                     76,088     69,487
                                                               ---------- ----------
                                                                3,914,889  3,625,499
                                                               ---------- ----------

  Real estate and financial services:
     Costs and operating expenses                                 403,747    396,941
     Depreciation and amortization                                 14,954     23,688
     Selling, general and administrative expenses                  83,632    104,894
     Taxes other than payroll and income taxes                      4,256      4,860
                                                               ---------- ----------
                                                                  506,589    530,383
                                                               ---------- ----------
                                                                4,421,478  4,155,882
                                                               ---------- ----------

Operating income                                                  562,722    572,639

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                                    116,512    102,414
     Less interest capitalized                                     17,662      8,052
     Other income (expense), net                                  (29,956)    63,694
  Real estate and financial services:
     Interest expense incurred                                     77,585     89,363
     Less interest capitalized                                     40,143     38,031
     Other income (expense), net                                    8,946     46,276
                                                               ---------- ----------
Earnings before income taxes and extraordinary item               405,420    536,915
Income taxes before extraordinary item (Note 2)                   150,000    177,968
                                                               ---------- ----------
Earnings before extraordinary item                                255,420    358,947
Extraordinary item, net of applicable taxes of $33,732 (Note 9)         -     52,052
                                                               ---------- ----------
Net earnings                                                   $  255,420 $  410,999
                                                               ========== ==========

Per common share (Note 1):
     Earnings before extraordinary item                        $     1.24 $     1.76
     Extraordinary item                                                 _        .25
                                                               ---------- ----------
     Net earnings                                              $     1.24 $     2.01
                                                               ========== ==========

     Dividends paid                                            $      .60 $      .60
                                                               ========== ==========

Weyerhaeuser Company
- -6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
                  June 26, 1994 and December 26, 1993
                     (Dollar amounts in thousands)

                                                June 26,     Dec. 26,
                                                  1994         1993
                                             ------------  -----------
                                             (Unaudited)
Assets
- -------
Weyerhaeuser
  Current assets:
     Cash and short-term investments,
       including restricted deposits         $    38,821   $    73,257
     Receivables, less allowances                912,623       782,507
     Inventories (Note 3)                        763,616       762,471
     Prepaid expenses                            301,457       280,511
                                             -----------   -----------
       Total current assets                    2,016,517     1,898,746

  Property and equipment (Note 4)              5,766,607     5,606,072
  Construction in progress                       789,227       666,177
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                608,900       604,773
  Other assets and deferred charges              203,151       191,946
                                             -----------   -----------
     Total assets                              9,384,402     8,967,714
                                             -----------   -----------


Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                 59,543        86,598
  Receivables, less discounts and allowances     112,296       135,347
  Mortgage and construction notes and
    mortgage loans receivable                    613,313       830,569
  Investments                                     56,795        60,355
  Mortgage-backed certificates and
    restricted deposits                          262,637       349,757
  Real estate in process of development,
    less reserves                                761,306       738,597
  Land being processed for development,
    less reserves                                727,860       699,611
  Deferred acquisition costs                      37,474        39,751
  Other assets                                   691,463       730,154
                                             -----------   -----------
     Total assets                              3,322,687     3,670,739
                                             -----------   -----------


                                              $12,707,089  $12,638,453
                                             ============  ===========




See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -7-







                                                    June 26,     Dec. 26,
                                                      1994        1993
                                                  ----------- -----------
                                                  (Unaudited)
Liabilities and shareholders' interest
- --------------------------------------
Weyerhaeuser
  Current liabilities:
     Notes payable                                $     1,946 $     4,624
     Current maturities of senior long-term debt       16,510      14,522
     Accounts payable                                 563,320     492,040
     Accrued liabilities (Note 5)                     656,819     565,002
                                                  ----------- -----------
       Total current liabilities                    1,238,595   1,076,188

  Senior long-term debt (Note 6)                    3,106,816   2,997,890
  Deferred income taxes                               945,123     904,332
  Deferred pension and other liabilities              556,747     535,162
  Minority interest in subsidiaries                   102,870     109,314
  Commitments (Note 8)                                      _           _
                                                  ----------- -----------
     Total liabilities                              5,950,151   5,622,886
                                                  ----------- -----------


Real estate and financial services
  Notes and commercial paper                          148,121     289,038
  Collateralized mortgage obligation bonds            228,149     307,416
  Long-term debt (Note 6)                           1,904,551   1,997,146
  Other liabilities                                   397,575     455,871
                                                  ----------- -----------
     Total liabilities                              2,678,396   3,049,471
                                                  ----------- -----------

Shareholders' interest (Note 7)
  Common shares:  authorized 400,000,000 shares,
     issued 206,072,890 shares, $1.25  par value      257,591     257,591
     Other capital                                    416,234     411,096
     Cumulative translation adjustment               (108,343)    (73,363)
     Retained earnings                              3,523,315   3,391,217
     Treasury common shares, at cost:
       488,771  and 983,952                           (10,255)    (20,445)
                                                  ----------- -----------
       Total shareholders' interest                 4,078,542   3,966,096
                                                  ----------- -----------


                                                  $12,707,089 $12,638,453
                                                  =========== ===========




Weyerhaeuser Company
- -8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the twenty-six week periods ended
                    June 26, 1994 and June 27, 1993
                      Dollar amounts in thousands
                              (Unaudited)
                                                             Consolidated
                                                         ---------------------
                                                         June 26,     June 27,
                                                            1994        1993
                                                         ---------  ----------
Cash flows provided by operations:
  Net earnings                                           $ 255,420  $ 410,999
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage           260,258    245,483
     Deferred income taxes, net                             52,300     55,733
     Contributions to employee investment plans                  _      2,462
     Extraordinary item, including current tax benefit           _    (90,419)
     Deferred  income  taxes on  extraordinary item              _     38,367
  Changes in working capital:
     Receivables                                          (125,492)  (112,863)
     Inventories, prepaid expenses, real estate and land   (44,142)  (160,313)
     Mortgages held for sale                               207,804   (161,692)
     Other liabilities                                      65,534    118,237
  (Gain) loss on disposition of assets                       2,685    (13,753)
  Gain on sale of a business                                     _   (111,750)
  Other                                                        212      1,000
                                                         ---------  ---------
Net cash provided by operations                            674,579    221,491
                                                         ---------  ---------
Cash flows from investing in the business:
  Property and equipment                                  (532,184)  (371,017)
  Timber and timberlands                                   (14,454)   (37,528)
  Mortgage and investment securities acquired               (3,528)  (771,776)
  Proceeds from sale of:
     Property and equipment                                 27,687     30,546
     Businesses                                             14,250    615,784
     Mortgage and investment securities                     86,754    386,138
  Other                                                     (4,052)   (48,985)
                                                          ---------  ---------
Net cash flows from investing in the business             (425,527)  (196,838)
                                                          ---------  ---------
Cash flows from financing activities:
  Sale of debentures, notes and CMO bonds                  239,846    427,971
  Sale of industrial revenue bonds                         100,000     74,500
  Notes and commercial paper borrowings, net              (238,684)    65,217
  Proceeds from issuance of investment contracts                 _     60,943
  Cash dividends on common shares                         (123,322)  (122,816)
     Intercompany cash dividends on common shares                _          _
     Payments on debentures, notes, bank credit
     agreements, income debenture, capital leases,
     industrial revenue bonds and CMO bonds               (304,899)  (878,979)
     Exercise of stock options                              14,857     17,571
     Other                                                   1,659    (32,330)
                                                          ---------  ---------
Net cash flows from financing activities                  (310,543)  (387,923)
                                                          ---------  ---------
Net increase (decrease) in cash and short-term investments (61,491)  (363,270)
Cash and short-term investments at beginning of year       159,855    524,325
                                                          --------  ----------
Cash and short-term investments at end of period         $  98,364  $ 161,055
                                                         =========  ==========
Cash paid (received) during the year for:
     Interest, net of amount capitalized                 $ 137,380  $ 178,460
                                                         =========  =========
     Income taxes                                        $  92,455  $ 102,062
                                                         =========  =========
See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -9-






                             Real Estate and
    Weyerhaeuser            Financial Services
 --------------------     ----------------------
 June 26,    June 27,       June 26,    June 27,
   1994        1993          1994        1993
 --------  ---------      --------    ---------

$ 246,800  $ 359,116      $  8,620    $  51,883

  245,304    221,795        14,954       23,688
   40,791     77,697        11,509      (21,964)
        _      2,462             _            _
        _    (90,419)            _            _
        _     38,367             _            _

 (130,111)   (82,835)        4,619      (30,028)
  (22,035)  (116,478)      (22,107)     (43,835)
        _          _       207,804     (161,692)
  138,239      6,885       (72,705)     111,352
    6,862    (13,801)       (4,177)          48
        _    (70,199)            _      (41,551)
  (16,886)   (12,460)       17,098       13,460
 --------   --------      --------     --------
  508,964    320,130       165,615      (98,639)
 --------   --------      --------     --------

 (522,581)  (356,708)       (9,603)     (14,309)
  (14,454)   (37,528)            _            _
        _          _        (3,528)    (771,776)

    5,740     29,897        21,947          649
        _    204,100        14,250      411,684
        _          _        86,754      386,138
  (14,220)    (4,723)       10,168      (44,262)
 --------   --------      --------     --------
 (545,515)  (164,962)      119,988      (31,876)
 --------   --------      --------     --------

  123,128    261,675       116,718      166,296
  100,000     74,500             _            _
   15,450   (166,058)     (254,134)     231,275
        _          _             _       60,943
 (123,322)  (122,816)            _            _
        _    435,000             _     (435,000)


 (129,657)  (615,489)     (175,242)    (263,490)
   14,857     17,571             _            _
    1,659    (32,330)            _            _
 --------   --------      --------     --------
    2,115   (147,947)     (312,658)    (239,976)
 --------   --------      --------     --------
  (34,436)     7,221       (27,055)    (370,491)
   73,257     40,985        86,598      483,340
 --------   --------      --------     --------
 $ 38,821   $ 48,206      $ 59,543     $112,849
 ========   ========      ========     ========

 $ 99,538   $122,875      $ 37,842     $ 55,585
 ========   ========      ========     ========
 $ 24,022   $104,371      $ 68,433     $ (2,309)
 ========   ========      ========     ========

Weyerhaeuser Company
- -10-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
 For the twenty-six week periods ended June 26, 1994 and June 27, 1993
        (Dollar amounts in thousands except per share figures)



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

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 205,491,304 and 204,724,122 at June 26, 1994 and June 27, 1993, respectively.

Fully   diluted  earnings-per-share  amounts  are  not  applicable  because the effect of the conversion of the stock options is not dilutive.

Accounting Changes

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112), which requires accrual accounting be used for the cost of benefits provided to former or inactive employees who have not yet retired. In the first quarter of 1994, the company adopted SFAS 112 by recording a cumulative catch-
up charge to earnings. The adoption of this pronouncement did not have a significant impact on the company's results of operations or its financial position.

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

Weyerhaeuser Company
- -11-
Timber and Timberlands

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

Weyerhaeuser Company
- -12-
Weyerhaeuser Financial Services

Weyerhaeuser   Mortgage   Company  and  its  subsidiaries   are   primarily
engaged   in  the  mortgage  banking  industry  and  also  offer  insurance services.

- -   Mortgage  notes  held  for sale are stated at  the  lower  of  cost  or
    market,   which  is  computed  by  the  aggregate  method   (unrealized
    losses  are  offset  by  unrealized gains).  Hedging  transactions  are
    entered  into  to  protect  the  inventory  value  from  increases   in
    interest  rates.   Hedge  positions  are  also  used  to  protect   the
    pipeline   of   loan   applications  in  process  from   increases   in
    interest   rates.   Hedging  gains  and  losses  realized  during   the
    commitment and warehousing period are deferred to the extent of unrealized gains on the related mortgage loans held for sale.

- -   The  costs  associated  with purchasing mortgage servicing  rights  are
    deferred.   Excess  service fees result from loan sales  in  which  WMC retains the loan servicing rights and are based on the present value of future servicing revenue less a normal servicing fee, based upon the estimated remaining life of the loans sold.

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

- -   The  mortgage-backed  certificates are carried at  par  value  adjusted
    for   any   unamortized  discount  or  premium.   These  discounts   or
    premiums   are   amortized  using  a  method  that   approximates   the
    effective   interest   method   over  the   estimated   life   of   the
    underlying mortgage loans.

- -   CMO  bonds  are  carried at unamortized cost.  Discounts  and  premiums
    are   amortized   using  a  method  that  approximates  the   effective
    interest method over their estimated life.

In  April  1993,  WFS  completed the sale of GNA Corporation.   As  a  part
of that transaction, Weyerhaeuser assumed $225 million of outstanding GNA debt. GNA Corporation and its life insurance subsidiaries provided annuities, insurance and securities marketed through financial institutions. During its operation:

- -    Payments  received  on investment and limited payment  contracts  were recorded directly as deposits.
- -    Investment income was recorded when earned.
- -    Investments  in  bonds were stated at amortized cost;  mortgage  loans and other investments were carried at cost.
- -    The  liability  for  future  annuity and contract  reserves  on  single premium  deferred  annuities  and single premium  whole  life  policies
     was  the  contract  holder's account value.   The  reserve  for  single
     premium immediate annuity benefits was the present value of such benefits.

Weyerhaeuser Company
- -13-

Note 2: Income Taxes

Provisions for income taxes include the following:

                                                Twenty-six Weeks Ended
                                                ----------------------
                                                 June 26,     June 27,
                                                   1994        1993
                                                --------     --------

Federal:
  Current                                       $ 54,800     $ 97,061
  Deferred                                        41,400       64,900
                                                --------     --------
                                                  96,200      161,961
                                                --------     --------

State:
  Current                                         10,900       15,874
  Deferred                                         3,200        7,400
                                                --------     --------
                                                  14,100       23,274
                                                --------     --------

Foreign:
  Current                                         32,000        9,300
  Deferred                                         7,700      (16,567)
                                                --------     --------
                                                  39,700       (7,267)
                                                --------     --------

Income taxes before apportionment to
  extraordinary item                             150,000      177,968
                                                --------     --------

Income taxes apportionable to
  extraordinary item:
  Current                                              _       (4,635)
  Deferred                                             _       38,367
                                                --------     --------
                                                       _       33,732

                                                --------     --------
                                                $150,000     $211,700
                                                ========     ========


Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the period ended June 26, 1994, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the twenty-six week periods ended June 26, 1994 and June 27, 1993 were 37% and 34%, respectively.

Under the SFAS 109 liability method, deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Weyerhaeuser Company
- -14-

Note 3: Inventories
Inventories consist of the following:
                                               June 26,     Dec. 26,
                                                 1994        1993
                                              --------      --------
Logs and chips                                $ 88,818      $103,195
Lumber, plywood and panels                     136,260        92,488
Pulp, newsprint and paper                      107,721       124,131
Containerboard, paperboard and containers       69,294        70,915
Other products                                 107,769       121,949
Materials and supplies                         253,754       249,793
                                              --------      --------
                                              $763,616      $762,471
                                              ========      ========

Note 4: Property and Equipment

                                               June 26,        Dec. 26,
                                                 1994            1993
                                             -----------     ----------
Property and equipment, at cost:
  Land                                       $   156,924     $  157,611
  Buildings and improvements                   1,439,389      1,416,740
  Machinery and equipment                      8,092,576      7,839,070
  Rail and truck roads and other                 622,240        620,136
                                             -----------     ----------
                                              10,311,129     10,033,557

Less allowance for depreciation
  and amortization                             4,544,522      4,427,485
                                             -----------    -----------
                                             $ 5,766,607    $ 5,606,072
                                             ===========    ===========

Note 5: Accrued Liabilities
Accrued liabilities are as follows:
                                                  June 26,     Dec.26,
                                                    1994        1993
                                                 ---------   ---------
Payroll - wages and salaries, incentive awards,
  retirement, vacation pay and severance pay     $ 216,112   $ 239,434
Taxes - social security and real
  and personal property                             69,195      58,952
Interest                                            66,278      66,967
Income taxes                                        73,853      12,166
Other                                              231,381     187,483
                                                 ---------   ---------
                                                 $ 656,819   $ 565,002
                                                 =========   =========

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

Weyerhaeuser Company
- -15-

(b) A one-year evergreen credit commitment entered into in 1990 with a group of banks which provides for borrowings of up to the amounts, and by the entities, as follows:
                                             June 26,    Dec. 26,
                                               1994        1993
                                            ---------    --------
 The company and:
   WMC and WRECO                             $165,000    $215,000
   WMC                                         70,000      70,000
   WRECO                                       20,000      20,000

 WMC (only)                                         _      35,000

   At December 26, 1993, WMC had $35,000 outstanding against this commitment.

WMC has a revolving credit agreement with a bank to provide for: (1) borrowings up to $35,000 for three years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks, (2) a commitment fee based on the unused credit, and (3) conversion of the notes as of July 1, 1995, to a five-year term loan payable in equal quarterly installments. At December 26, 1993, $30,000 was outstanding under the revolving credit agreement.

During 1992, WFS entered into a three-year term loan facility which was amended in May 1994 and provides for (1) borrowings of up to $405,000 at June 26, 1994, and $295,000 at December 26, 1993, at LIBOR
or  such  other rates as may be agreed upon by WFS and the banks;  and
(2) a commitment fee based on the unused credit. $405,000 and $295,000 were outstanding against this facility at June 26, 1994 and December 26, 1993, respectively.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:

                                               June 26,    Dec. 26,
                                                 1994        1993
                                               ---------    --------
Weyerhaeuser                                    $509,177    $378,727
Real estate and financial services               502,239     616,906

No portion of these lines has been availed of by the company, WRECO, WFS, or WMC at June 26, 1994 or December 26, 1993, except as noted.

In 1993, WFS completed the sale of GNA Corporation. As a part of this transaction, the company assumed $225,000 of outstanding GNA debt.

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 7: Shareholders' Interest

Common shares reserved for stock option plans were 5,776,000 shares at June 26, 1994 and 5,178,000 shares at December 26, 1993.

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

Weyerhaeuser Company
- -16-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Net sales and revenues and earnings before interest expense, income taxes and extraordinary item by segment are:


                                     Thirteen Weeks Ended   Twenty-six Weeks Ended
                                     ---------------------  -----------------------
                                     June 26,     June 27,     June 26,    June 27,
                                       1994         1993         1994       1993
                                    ----------  -----------   ----------  ----------

Net sales and revenues:
  Timberlands and wood products     $1,249,150   $1,135,057   $2,430,864  $2,145,762
  Pulp, paper and packaging            994,945      925,350    1,897,858   1,812,744
  Real estate                          238,437      192,992      438,924     344,259
  Financial services                    47,561       70,523      107,506     259,740
  Corporate and other                   68,343       63,583      109,048     166,016
                                    ----------   ----------   ----------  ----------
                                    $2,598,436   $2,387,505   $4,984,200  $4,728,521
                                    ==========   ==========   ==========  ==========

Earnings before interest expense,
 income taxes and extraordinary item:
  Timberlands and wood products     $  243,272   $  241,871   $  526,205  $  467,615
  Pulp, paper and packaging             30,079       44,432       35,318      79,397
  Real estate                            2,945        4,110        3,965       5,172
  Financial services(1)                  1,027       49,626        7,380      63,388
  Corporate and other                  (26,482)     (21,536)     (68,598)     15,705
                                    ----------   ----------   ----------   ---------
                                    $  250,841   $  318,503   $  504,270   $ 631,277
                                    ==========   ==========   ==========   =========

  (1)Includes interest expense of $19,120 and $23,950 for thirteen weeks and $37,442 and $51,332 for twenty-six weeks related to the financial services businesses.

Net sales for the second quarter of 1994 were $2.6 billion up 9 percent from the $2.39 billion reported in the same quarter of a year ago. Net earnings were $128.9 million or 62 cents per common share, compared to $181.5 million or 89 cents per common share in the second quarter of 1994. The sale of GNA Corporation in the 1993 second quarter accounted for net earnings of $36 million, or 18 cents per common share. Second quarter results were mixed with benefit from higher prices in the pulp, paper and packaging segment at the same time the company was experiencing lower lumber, plywood and oriented strand board prices and reduced volume of domestic log sales.

In addition to the gain from the sale of GNA, first half 1993 earnings included after-tax gains of (1) $44 million, or 22 cents per common share, on the sale of the company's infant diaper business, and
(2) $52 million, or 25 cents per common share, from the extinguishment of debt. The latter item was reported as an extraordinary gain on the company's consolidated statement of earnings. Net earnings from operations were $255.4 million in the first half of 1994, down 8 percent from the $279 million reported in the first half of 1993.

Operating earnings for the timberlands and wood products segment were $243.3 million for the second quarter of 1994, a slight increase over the $241.8 million in the 1993 second quarter.

The  pulp,  paper  and  packaging segment's  operating  earnings  were
$30.1 million for the second quarter of 1994 compared with $44.4 million in the same quarter of 1993. Despite lower segment results year to year, recent price improvements, particularly in pulp and containerboard packaging, and to a lesser extent in newsprint and fine paper, indicate a strengthening recovery in the pulp, paper and packaging markets.

The company's real estate and financial services segments had operating earnings of $4 million in the quarter compared with $12.2 million in the year ago quarter. In addition, the 1993 second quarter financial services' results included a $41.5 million pre-tax gain on the sale of GNA Corporation, its wholly owned subsidiary. The significant fall-off in mortgage refinancing activity due to the rapid increase in long-term interest rates resulted in lower earnings from financial services in the quarter.

Weyerhaeuser Company
- -17-


The increases in the company's interest expense incurred and interest capitalized, both in the current quarter and year-to-date are related to the continuing major mill modernization projects underway at the Plymouth, North Carolina and Longview, Washington facilities.

Other income is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income or (expense) item is significant in relation to net earnings other than the $70.2 million gain on the disposal of the company's investment in the infant diaper business in the first quarter of 1993, and financial services' gain of $41.5 million on the sale of GNA Corporation in the second quarter of 1993.

Working capital for Weyerhaeuser decreased $45 million from year end 1993, primarily due to a decrease in cash and short-term investments and an increase in accounts payable and accrued liabilities, partially offset by an increase in receivables and prepaid expenses.

During the first half of 1994, the company paid $123 million in cash dividends and made capital expenditures of $547 million. The cash needed to meet these and other company needs was generated principally from internal cash flow.

The company now anticipates total capital expenditures for 1994 to approximate $1.1 billion. As a result of advances in measurement technology, minute amounts of dioxin have been detected in waste water effluent, sludges and pulp from U.S. bleached kraft pulp mills, including certain of the company's mills. The company has allocated substantial capital to, and has made very significant progress in, reducing dioxin in the mills' sludge, pulp, effluent and ultimate product. The company does not believe that compliance with current environmental laws and regulations had a material adverse effect on its capital expenditures, earnings or competitive position in the second quarter or first half of 1994, nor is it expected to in the remainder of 1994 or 1995.

The company is committed to the maintenance of a sound, conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company's capital structure are as follows:

- -  To  view separately the capital structures of Weyerhaeuser Company,
   Weyerhaeuser   Real  Estate  Company  and  Weyerhaeuser   Financial
   Services, Inc. given the very different nature of their assets  and
   business  activities.   The amount of debt  and  equity  associated
   with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

- - The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

For the twenty-six weeks ended June 26, 1994, earnings before interest expense and income taxes plus non-cash charges for the timberlands and wood products and the pulp, paper and packaging segments were $613 million and $178 million, respectively. Capital expenditures during this period were $98 million by timberlands and wood products, $424 million by pulp, paper and packaging and $25 million by other segments.

Weyerhaeuser Company
- -18-
Part II.    Other Information

Item 1. Legal Proceedings

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions. The tax refund remaining in dispute is approximately $10 million plus statutory interest from the dates of the alleged overpayments. The court has not entered a decision on the remaining issue.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with seven of the defendants. In July 1993, the trial court dismissed fourteen of the thirty-five sites named in the complaint. In May 1994, the Washington State Supreme Court reversed the trial court's dismissal of those sites. Trial on two sites is scheduled for October 1994.

In April 1992, the Georgia Department of Natural Resources, Environmental Protection Division issued a Notice of Violation to the company's Adel, Georgia particleboard plant citing violations of particulate emission standards. A consent order was entered into on September 18, 1992 assessing a $35 thousand penalty and a stipulated penalty of 100 dollars per day until the facility is in full compliance with particulate emission requirements. The Consent Order set a compliance deadline of January 31, 1994. The Consent Order also requires that the company demonstrate that the facility is in compliance with regulations under the Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act. The company has submitted compliance data and is awaiting the State's concurrence that it satisfies the consent order requirements.

The company has undertaken a review of all its wood products facilities for compliance with the PSD regulations and has disclosed PSD compliance issues to certain state agencies and the EPA. The company and the State of Mississippi Department of Environmental Quality (DEQ) have entered into a consent agreement concerning PSD regulations at two company facilities in Mississippi involving penalties  of  $170  thousand.  The State  of  Alabama  has  issued  a compliance order with penalties totaling $100 thousand for noncompliance with PSD regulations at the company's Millport facility. The company and North Carolina's Division of Environmental Management have entered into a consent agreement for its Elkin, North Carolina facility involving penalties of $140 thousand and are currently negotiating a separate consent agreement for its Moncure, North Carolina facility involving penalties of $140 thousand. The company has signed a consent agreement including penalties of $140 thousand relating to PSD issues at the company's Wright City, Oklahoma facility with the State of Oklahoma Department of Environmental Quality. The company has signed consent agreements with the State of Arkansas concerning PSD related issues for two facilities in that state involving  $375  thousand  in  total penalties  for  both  facilities.
Region V of the EPA has issued a Notice of Violation for permit violations at the company's Grayling, Michigan facility. The company is negotiating a settlement of those alleged permit violations and other PSD related issues with the Michigan Department of Natural Resources that is expected to involve penalties of approximately $464 thousand. In September 1992, the EPA issued a Section 114 Request for Information concerning PSD compliance at the company's oriented strand board and medium density fiberboard mills. In June 1993, the EPA issued a similar Section 114 request for the company's plywood and particleboard mills. The EPA has told the company that it plans to initiate a national PSD enforcement action against the company and other forest product companies in August 1994. The company is also undertaking a review of its pulp and paper facilities for PSD compliance.

The Washington Department of Ecology has indicated that it will investigate the accidental release of chlorine, chlorine dioxide and non-condensable gasses at the company's pulp mill in Longview, Washington in July 1994.

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

Weyerhaeuser Company
- -19-
Part II.    Other Information

Item 1. Legal Proceedings - continued

In August 1992, the EPA issued an administrative complaint for the assessment of $215 thousand in civil penalties against the company's Longview, Washington facility. The penalties are based upon alleged violations of the record keeping and storage provisions of the polychlorinated biphenyls rules contained in the TSCA. The company and the EPA settled the complaint for a maximum penalty of $118 thousand, 50% of which was paid when the settlement was signed. Payment of the remaining 50% was deferred and will be eliminated based on the expenditure of more than $118 thousand by the company to dispose of PCB contaminated transformers at Longview during 1993.

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

The  company  was  sued in the United States District  Court  for  the
District of Alaska by two corporations with which Weyerhaeuser had entered into financing arrangements, a marketing agreement, and a technical assistance agreement. The plaintiffs claimed that Weyerhaeuser breached contractual and common law duties by allegedly failing to adequately market and ship the plaintiffs' products, misrepresenting its marketing and shipping capabilities, and acting to further its interests at the plaintiffs' expense. The plaintiffs in the First Amended Complaint, filed in May 1992, sought an unstated amount of damages described as more than $50 million in compensatory damages plus not less than $75 million in punitive damages. The claim for punitive damages was dismissed by the trial court. In March 1994, a jury returned a verdict against the company awarding damages of $1.2 million. Both the company and the plaintiffs have appealed.

The  company  is also a party to various proceedings relating  to  the
clean-up   of   hazardous  waste  sites  under   the   Comprehensive
Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The Environmental Protection Agency and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate liability resulting from the legal proceedings discussed herein, or all of them combined, would not have a material effect on the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

Reference is hereby made to the 1994 Weyerhaeuser Company First Quarter and Annual Meeting Report to Shareholders for information about the matters voted upon and the votes cast with respect thereto at the annual meeting of the Shareholders of Weyerhaeuser Company on April 21, 1994.

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

(b) The registrant has not filed a report on Form 8-K during the fiscal quarter for which this report on Form 10-Q is filed.