Form 10-Q
period 1994-09-25
WEYERHAEUSER CO
filed 1994-11-04
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirty-nine weeks ended September 25,1994 or

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
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
    Title of Each Class                                Which Registered
- ------------------------------                    ------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of October 28, 1994 was 205,612,323 common shares ($1.25 par value).

Weyerhaeuser Company
- -2-




























                  This page intentionally left blank.

Weyerhaeuser Company
- -3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
          For the Thirty-nine Weeks Ended September 25, 1994

                                                                     Page No.
                                                                    ----------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                          4-5
            Consolidated Balance Sheet                                  6-7
            Consolidated Statement of Cash Flows                        8-9
            Notes to Financial Statements                              11-17

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                19-21

Part II.  Other Information

Item 1.   Legal Proceedings                                            22-23
Item 2.   Changes in Securities                                   (not applicable)
Item 3.   Defaults upon Senior Securities                         (not applicable)
Item  4.   Submission of Matters to a Vote of Security Holders    (not applicable)
Item 5.   Other Information                                       (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                               23


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 1993. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ending September 25, 1994 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                     -----------------------------

                                     K. J. Stancato
                                     Duly Authorized Officer and
                                     Principal Accounting Officer

November 4, 1994

Weyerhaeuser Company
- -4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
          For the thirteen and thirty-nine week periods ended
               September 25, 1994 and September 26, 1993
        (Dollar amounts in thousands except per share figures)
                              (Unaudited)
Thirteen weeks ended:                                   Sept. 25,   Sept. 26,
                                                          1994        1993
                                                       ----------   ----------
Net sales and revenues:
  Weyerhaeuser                                         $2,388,088   $1,955,911
  Real estate and financial services                      292,575      269,017
                                                       ----------   ----------
                                                        2,680,663    2,224,928
                                                       ----------   ----------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                             1,784,203   1,502,250
     Depreciation, amortization and fee stumpage          121,253     111,435
     Selling, general and administrative expenses         159,263     136,936
     Research and development expenses                     10,755      10,636
     Taxes other than payroll and income taxes             37,614      37,381
                                                       ----------  ----------
                                                        2,113,088   1,798,638
                                                       ----------  ----------

  Real estate and financial services:
     Costs and operating expenses                         229,990     183,711
     Depreciation and amortization                          7,495       9,302
     Selling, general and administrative expenses          34,034      47,647
     Taxes other than payroll and income taxes              1,751       2,281
                                                       ----------  ----------
                                                          273,270     242,941
                                                       ----------  ----------
                                                        2,386,358   2,041,579
                                                       ----------  ----------

Operating income                                          294,305     183,349

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                             59,898      54,699
     Less interest capitalized                              8,743       6,170
     Other income (expense), net                           (3,057)     10,060
  Real estate and financial services:
     Interest expense incurred                             37,772      41,026
     Less interest capitalized                             19,196      19,656
     Other income (expense), net                            2,789       6,508
                                                       ----------  ----------
Earnings before income taxes                              224,306     130,018
Income taxes (Note 2)                                      79,900      63,400
                                                       ----------  ----------

Net earnings                                             $144,406     $66,618
                                                       ==========  ==========
Per common share (Note 1):


     Net earnings                                        $    .71     $   .32
                                                       ==========  ===========
     Dividends paid                                      $    .30     $   .30
                                                       ==========  ===========
See Accompanying Notes to Financial Statements


Weyerhaeuser Company
- -5-








Thirty-nine weeks ended:                                Sept. 25,    Sept. 26,
                                                           1994        1993
                                                       ----------   ----------
Net sales and revenues:
  Weyerhaeuser                                         $6,825,858   $6,080,433
  Real estate and financial services                      839,005      873,016
                                                       ----------   ----------
                                                        7,664,863    6,953,449
                                                       ----------   ----------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                             5,062,693    4,518,992
     Depreciation, amortization and fee stumpage          366,557      333,230
     Selling, general and administrative expenses         450,918      434,339
     Research and development expenses                     34,107       30,708
     Taxes other than payroll and income taxes            113,702      106,868
                                                       ----------   ----------
                                                        6,027,977    5,424,137
                                                       ----------   ----------

  Real estate and financial services:
     Costs and operating expenses                         633,737      580,652
     Depreciation and amortization                         22,449       32,990
     Selling, general and administrative expenses         117,666      152,541
     Taxes other than payroll and income taxes              6,007        7,141
                                                       ----------   ----------
                                                          779,859      773,324
                                                       ----------   ----------
                                                        6,807,836    6,197,461
                                                       ----------   ----------

Operating income                                          857,027      755,988

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                            176,410      157,113
     Less interest capitalized                             26,405       14,222
     Other income (expense), net                          (33,013)      73,754
  Real estate and financial services:
     Interest expense incurred                            115,357      130,389
     Less interest capitalized                             59,339       57,687
     Other income (expense), net                           11,735       52,784
                                                       ----------   ----------
Earnings before income taxes and extraordinary item       629,726      666,933
Income taxes before extraordinary item (Note 2)           229,900      241,368
                                                       ----------   ----------
Earnings before extraordinary item                        399,826      425,565
Extraordinary item, net of applicable taxes of                  _       52,052
$33,732 (Note 9)
                                                       ----------   ----------
Net earnings                                             $399,826     $477,617
                                                       ==========   ==========

Per common share (Note 1):
     Earnings before extraordinary item                  $   1.95     $   2.08
     Extraordinary item                                         _          .25
                                                       ----------   ----------
     Net earnings                                        $   1.95     $   2.33
                                                       ==========   ==========
     Dividends paid                                      $    .90     $    .90
                                                       ==========   ==========

Weyerhaeuser Company
- -6

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
               September 25, 1994 and December 26, 1993
                     (Dollar amounts in thousands)

                                                        Sept. 25,    Dec. 26,
                                                           1994        1993
                                                       -----------  ----------
                                                       (Unaudited)
Assets
- ------
Weyerhaeuser
  Current assets:
     Cash and short-term investments,
       including restricted deposits                      $18,586      $73,257
     Receivables, less allowances                         899,942      782,507
     Inventories (Note 3)                                 745,075      762,471
     Prepaid expenses                                     303,811      280,511
                                                      -----------  -----------
       Total current assets                             1,967,414    1,898,746

  Property and equipment (Note 4)                       5,763,975    5,606,072
  Construction in progress                                942,837      666,177
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                         605,637      604,773
  Other assets and deferred charges                       215,970      191,946
                                                      -----------  -----------
     Total assets                                       9,495,833    8,967,714
                                                      -----------  -----------

Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                          45,170       86,598
  Receivables, less discounts and allowances              107,713      135,347
  Mortgage and construction notes and
    mortgage loans receivable                             613,441      830,569
  Investments                                              52,205       60,355
  Mortgage-backed certificates and
    restricted deposits                                   219,831      349,757
  Real estate in process of development,
    less reserves                                         727,954      738,597
  Land being processed for development,
    less reserves                                         723,823      699,611
  Deferred acquisition costs                               62,553       39,751
  Other assets                                            765,588      730,154
                                                      -----------  -----------
     Total assets                                       3,318,278    3,670,739
                                                      -----------  -----------

                                                      $12,814,111  $12,638,453
                                                      ============ ===========



See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -7-







                                                        Sept. 25,    Dec. 26,
                                                          1994         1993
                                                       -----------  ----------
                                                       (Unaudited)

Liabilities and shareholders' interest
- --------------------------------------
Weyerhaeuser
  Current liabilities:
     Notes payable                                         $1,586       $4,624
     Current maturities of senior long-term debt           18,387       14,522
     Accounts payable                                     600,331      492,040
     Accrued liabilities (Note 5)                         666,382      565,002
                                                      -----------  -----------
       Total current liabilities                        1,286,686    1,076,188
                                                      -----------  -----------

  Senior long-term debt (Note 6)                        3,032,728    2,997,890
  Deferred income taxes                                   977,916      904,332
  Deferred pension and other liabilities                  551,267      535,162
  Minority interest in subsidiaries                       103,055      109,314
  Commitments (Note 8)                                          -            -
                                                      -----------  -----------
     Total liabilities                                  5,951,652    5,622,886
                                                      -----------  -----------


Real estate and financial services
  Notes and commercial paper                              210,921      289,038
  Collateralized mortgage obligation bonds                191,342      307,416
  Long-term debt (Note 6)                               1,881,972    1,997,146
  Other liabilities                                       392,222      455,871
                                                      -----------  -----------
     Total liabilities                                  2,676,457    3,049,471
                                                      -----------  -----------

Shareholders' interest (Note 7)
     Common shares:  authorized 400,000,000 shares,
       issued 206,072,890 shares, $1.25 par value         257,591      257,591
     Other capital                                        416,450      411,096
     Cumulative translation adjustment                    (84,218)     (73,363)
     Retained earnings                                  3,606,045    3,391,217
     Treasury common shares, at cost:
       470,257 and 983,952                                 (9,866)     (20,445)
                                                      -----------  -----------
       Total shareholders' interest                     4,186,002    3,966,096
                                                      -----------  -----------

                                                      $12,814,111  $12,638,453
                                                      ===========  ===========




Weyerhaeuser Company
- -8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                For the thirty-nine week periods ended
               September 25, 1994 and September 26, 1993
                      Dollar amounts in thousands
                              (Unaudited)
                                                            Consolidated
                                                        ----------------------
                                                        Sept. 25,    Sept. 26,
                                                          1994          1993
                                                        -----------  -----------
Cash flows provided by operations:
  Net earnings                                             $399,826     $477,617
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage            389,006      366,220
     Deferred income taxes, net                              78,100      114,733
     Contributions to employee investment plans                   _        2,462
     Extraordinary item, including current tax benefit            _      (90,419)
     Deferred income taxes on extraordinary item                  _       38,367
  Changes in working capital:
     Receivables                                           (107,914)    (107,579)
     Inventories, prepaid expenses, real estate and land     (1,657)    (236,725)
     Mortgages held for sale                                193,532      (60,413)
     Other liabilities                                      109,546      116,368
  (Gain) loss on disposition of assets                        2,482       (7,026)
  Gain on sales of businesses                                     _     (111,750)
  Other                                                     (62,073)     (11,439)
                                                         ----------   ----------
Net cash provided by operations                           1,000,848      490,416
                                                         ----------   ----------
Cash flows from investing in the business:
  Property and equipment                                   (782,665)    (631,374)
  Timber and timberlands                                    (19,422)     (39,048)
  Mortgage and investment securities acquired               (32,325)    (773,428)
  Proceeds from sale of:
     Property, equipment, timber and timberlands             35,580       25,223
     Businesses                                              14,250      615,784
     Mortgage and investment securities                     130,613      454,604
  Other                                                      (1,212)     (42,803)
                                                         ----------   ----------
Net cash flows from investing in the business              (655,181)    (391,042)
                                                         ----------   ----------
Cash flows from financing activities:
  Sale of debentures, notes and CMO bonds                   133,645      973,375
  Sale of industrial revenue bonds                          126,500      107,500
  Notes and commercial paper borrowings, net               (187,727)    (511,409)
  Proceeds from issuance of investment contracts                  _       60,943
  Cash dividends on common shares                          (184,998)    (184,313)
     Intercompany cash dividends on common shares                 _            _
     Payments on debentures, notes, bank credit
     agreements, income debenture, capital leases,
     industrial revenue bonds and CMO bonds                (343,524)    (991,714)
     Exercise of stock options                               15,462       18,422
     Other                                                   (1,124)       7,882
                                                         ----------   ----------
Net cash flows from financing activities                   (441,766)    (519,314)
                                                         ----------   -----------
Net increase (decrease) in cash and short-term investments  (96,099)    (419,940)
Cash and short-term investments at beginning of year        159,855      524,325
                                                         ----------   ----------
Cash and short-term investments at end of period            $63,756     $104,385
                                                         ==========   ==========
Cash paid (received) during the year for:
     Interest, net of amount capitalized                   $232,270     $260,408
                                                         ==========   ==========
     Income taxes                                          $131,547     $124,955
                                                         ==========   ==========
See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -9-






                                     Real Estate and
        Weyerhaeuser               Financial Services
- ----------------------------     --------------------------
   Sept. 25,     Sept. 26,        Sept. 25,     Sept. 26,
     1994          1993             1994          1993
  ---------      ---------        ---------     ----------

   $388,645       $419,274          $11,181       $58,343

    366,557        333,230           22,449        32,990
     73,584        132,444            4,516       (17,711)
          _          2,462                _             _
          _        (90,419)               _             _
          _         38,367                _             _

   (117,422)       (75,265)           9,508       (32,314)
     (5,848)      (142,341)           4,191       (94,384)
          _              _          193,532       (60,413)
    181,566         15,452          (72,020)      100,916
      7,121         (5,900)          (4,639)       (1,126)
          _        (70,199)               _       (41,551)
    (29,297)         3,696          (32,776)      (15,135)
 ----------      ---------        ---------      --------
    864,906        560,801          135,942       (70,385)
 ----------      ---------        ---------      --------

   (771,038)      (616,140)         (11,627)      (15,234)
    (19,422)       (39,048)               _             _
          _              _          (32,325)     (773,428)

     12,300         23,090           23,280         2,133
          _        204,100           14,250       411,684
          _              _          130,613       454,604
     (7,107)       (11,146)           5,895       (31,657)
  ---------      ---------        ---------     ---------
   (785,267)      (439,144)         130,086        48,102
  ---------      ---------        ---------     ---------

     16,927        807,079          116,718       166,296
    126,500        107,500                _             _
    (65,996)      (648,001)        (121,731)      136,592
          _              _                _        60,943
   (184,998)      (184,313)               _             _
          _        435,000                _      (435,000)


    (41,081)      (654,256)        (302,443)     (337,458)
     15,462         18,422                _             _
     (1,124)         7,882                _             _
  ---------      ---------        ---------     ---------
   (134,310)      (110,687)        (307,456)     (408,627)
  ---------      ---------        ---------     ---------
    (54,671)        10,970          (41,428)     (430,910)
     73,257         40,985           86,598       483,340
  ---------      ---------        ---------     ---------
    $18,586        $51,955          $45,170       $52,430
  =========      =========        =========     =========

   $174,641       $178,480          $57,629       $81,928
  =========      =========        =========     =========
    $62,982       $127,183          $68,565       ($2,228)
  =========      =========        =========     =========

Weyerhaeuser Company
- -10-




























                  This page intentionally left blank.

Weyerhaeuser Company
- -11-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
     For the thirty-nine week periods ended September 25, 1994 and
                          September 26, 1993
        (Dollar amounts in thousands except per share figures)



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

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 205,521,610 and 204,807,330 at September 25, 1994 and September 26, 1993, respectively.

Fully   diluted  earnings-per-share  amounts  are  not  applicable  because the effect of the conversion of the stock options is not dilutive.

Accounting Changes

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112), which requires accrual accounting be used for the cost of benefits provided to former or inactive employees who have not yet retired. In the first quarter of 1994, the company adopted SFAS 112 by recording a cumulative catch-up charge to earnings. The adoption of this pronouncement did not have a significant impact on the company's results of operations or its financial position.

In May 1993, the FASB issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. The adoption of this pronouncement in 1994 did not have a significant impact on the company's results of operations or its financial position.

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

Weyerhaeuser Company
- -12-

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

Weyerhaeuser Company
- -13-

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

Weyerhaeuser Company
- -14-

Note 2: Income Taxes

Provisions for income taxes include the following:

                                                          Thirty-nine Weeks
                                                                Ended
                                                        ---------------------
                                                        Sept.25,    Sept. 26,
                                                          1994        1993
                                                        ---------  ----------
Federal:
  Current                                                $81,200     $101,761
  Deferred                                                61,000      106,000
                                                        --------     --------
                                                         142,200      207,761
                                                        --------     --------
State:
  Current                                                 16,400       16,574
  Deferred                                                 3,900        8,000
                                                        --------     --------
                                                          20,300       24,574
                                                        --------     --------
Foreign:
  Current                                                 54,200        8,300
  Deferred                                                13,200          733
                                                        --------      -------
                                                          67,400        9,033
                                                        --------      -------
Income taxes before apportionment to
  extraordinary item                                     229,900      241,368
                                                        --------      -------
Income taxes apportionable to
  extraordinary item:
  Current                                                      _       (4,635)
  Deferred                                                     _       38,367
                                                        --------     --------
                                                               _       33,732
                                                        --------     --------
                                                        $229,900     $275,100
                                                        ========     ========


Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the thirty-nine week periods ended September 25, 1994 and September 26, 1993, respectively, the company's provision for income taxes as a percent of earnings before income taxes was 36.5 percent, which is greater than the 35 percent federal statutory rate due principally to the effect of state income taxes.

Under the SFAS 109 liability method, deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Weyerhaeuser Company
- -15-

Note 3: Inventories
Inventories consist of the following:
                                                        Sept. 25,   Dec. 26,
                                                           1994       1993
                                                        ---------   --------
Logs and chips                                           $82,841    $103,195
Lumber, plywood and panels                               116,297      92,488
Pulp, newsprint and paper                                111,289     124,131
Containerboard, paperboard and containers                 59,268      70,915
Other products                                           114,347     121,949
Materials and supplies                                   261,033     249,793
                                                        --------    --------
                                                        $745,075    $762,471
                                                        ========    ========

Note 4: Property and Equipment

                                                        Sept. 25,   Dec. 26,
                                                          1994        1993
                                                       ---------- -----------
Property and equipment, at cost:
  Land                                                   $157,433    $157,611
  Buildings and improvements                            1,462,437   1,416,740
  Machinery and equipment                               8,161,288   7,839,070
  Rail and truck roads and other                          628,272     620,136
                                                       ----------  ----------
                                                       10,409,430  10,033,557

Less allowance for depreciation
  and amortization                                      4,645,455   4,427,485
                                                       ----------  ----------
                                                       $5,763,975  $5,606,072
                                                       ==========  ==========

Note 5: Accrued Liabilities
Accrued liabilities are as follows:
                                                        Sept. 25,   Dec. 26,
                                                           1994       1993
                                                         --------    --------
Payroll - wages and salaries, incentive awards,
  retirement, vacation pay and severance pay             $234,313    $239,434
Taxes - social security and real
  and personal property                                    69,487      58,952
Interest                                                   42,330      66,967
Income taxes                                               90,123      12,166
Other                                                     230,129     187,483
                                                         --------    --------
                                                         $666,382    $565,002
                                                         ========    ========

Weyerhaeuser Company
- -16-

Note 6: Long-Term Debt

The company's lines of credit include:

  - A five-year competitive advance and revolving credit facility agreement entered into in July 1994 with a group of banks which provides for borrowings of up to the total amount of $1,550,000, all of which can be availed of by the company and $1,000,000 which can be availed of by WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks. This credit facility agreement replaces a similar agreement for $1,650,000 entered into in 1990.

  - Short-term bank credit lines at September 25, 1994, which provide for borrowings of up to the total amount of:
    - $725,000, all of which can be availed of by the company, WRECO and WMC at September 25, 1994.
    - $200,000, all of which can be availed of by the company and WRECO and $150,000 which can be availed of by WMC at December 26, 1993.

  - A one-year evergreen credit commitment entered into in 1990 with a group of banks which provides for borrowings of up to the amounts, and by the entities, as follows:


                                              Sept. 25,    Dec. 26,
                                                 1994        1993
                                             ----------   ----------
 The company and:
   WMC and WRECO                               $    _      $215,000
   WMC                                              _        70,000
   WRECO                                            _        20,000

 WMC (only)                                         _        35,000

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

During 1992, WFS entered into a three-year term loan facility which was amended in May 1994 and provides for (1) borrowings of up to $405,000 at September 25, 1994, and $295,000 at December 26, 1993, at
LIBOR or such other rates as may be agreed upon by WFS and the banks; and (2) a commitment fee based on the unused credit. $405,000 and $295,000 were outstanding against this facility at September 25, 1994 and December 26, 1993, respectively.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:

                                               Sept. 25,   Dec. 26,
                                                 1994        1993
                                              ---------  ---------
Weyerhaeuser                                   $427,731   $378,727
Real estate and financial services              571,842    616,906

No portion of these lines has been availed of by the company, WRECO, WFS, or WMC at September 25, 1994 or December 26, 1993, except as noted.

In 1993, WFS completed the sale of GNA Corporation. As a part of this transaction, the company assumed $225,000 of outstanding GNA debt.

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Weyerhaeuser Company
- -17-

Note 7: Shareholders' Interest

Common shares reserved for stock option plans were 5,716,000 shares at September 25, 1994 and 5,178,000 shares at December 26, 1993.

Note 8: Commitments and Contingencies

The company's capital expenditures have averaged about $823,000 in recent years but are expected to be approximately $1,100,000 in 1994; however, the 1994 expenditure level could be increased or decreased as a consequence of future economic conditions.

The company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

Note 9: Extraordinary Item

During the 1993 first quarter, the company realized a net gain of $52,052 ($85,784 less related tax effect of $33,732) as a result of extinguishing certain debt obligations.

Weyerhaeuser Company
- -18-




























                  This page intentionally left blank.

Weyerhaeuser Company
- -19-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Net sales and revenues and earnings before interest expense, income taxes and extraordinary item by segment are:


                                     Thirteen Weeks             Thirty-nine
                                         Ended                   Weeks Ended
                                   ----------------------    ---------------------
                                   Sept. 25,    Sept. 26,    Sept. 25,    Sept. 26,
                                     1994         1993         1994         1993
                                  ----------   ----------   ----------   ----------
Net sales and revenues:
  Timberlands and wood products   $1,278,806   $1,015,966   $3,709,670   $3,161,728
  Pulp, paper and packaging        1,053,703      887,830    2,951,561    2,700,574
  Real estate                        242,704      197,875      681,628      542,134
  Financial services                  49,871       71,142      157,377      330,882
  Corporate and other                 55,579       52,115      164,627      218,131
                                  ----------   ----------   ----------   ----------
                                  $2,680,663   $2,224,928   $7,664,863   $6,953,449
                                  ==========   ==========   ==========   ==========
Earnings before interest expense,
 income  taxes  and  extraordinary
 item:
  Timberlands and wood products     $246,146     $165,795     $772,351     $633,410
  Pulp, paper and packaging           63,509        2,498       98,827       81,895
  Real estate                          1,502        1,685        5,467        6,857
  Financial services(1)                2,016        9,529        9,396       72,917
  Corporate and other                (37,712)        (960)    (106,310)      14,745
                                  ----------    ---------    ---------     --------
                                    $275,461     $178,547     $779,731     $809,824
                                  ==========    =========    =========     ========

  (1)Includes interest expense of $18,576 and $21,370 for thirteen weeks and $56,018 and $72,702 for thirty-nine weeks related to the financial services businesses.

Results of Operations

Net sales for the third quarter of 1994 were $2.7 billion, up 20% from the $2.2 billion reported in the comparable quarter of 1993. Improved pricing in most product lines, in particular, converted wood products, pulp, paper, packaging products and recycled materials along with volume increases over the prior year's quarter in export raw materials, lumber and pulp accounted for the gains.

Net earnings in the current quarter were $144 million or 71 cents per common share, up from the $67 million or 32 cents per common share in the third quarter of 1993. The prior year's quarter included a charge of 10 cents per common share which reflected federal tax law changes, with 8 cents due to the effect of the higher tax rate on the accumulated temporary differences at December 27, 1992 and 2 cents related to 1993 prior quarters.

Year-to-date net sales were $7.7 billion, an increase of 10% over the $7 billion reported in the same period of 1993. This increase was the result of increased sales volumes in most product lines as well as stronger pricing in lumber, pulp, packaging products and the recycling businesses.

The   quarter's   results  brought  year-to-date   net   earnings   to
$400 million, or $1.95 per common share compared to $478 million, or $2.33 per common share reported in the first nine months of 1993. In addition to the tax rate charge taken in the quarter, net earnings for the first nine months of 1993 included:

 - $44 million or 22 cents per common share on the sale of the company's infant diaper business which was included as income in the Corporate and Other segment;

 - $52 million or 25 cents per common share from the extinguishment of debt, which was reported as an extraordinary gain on the company's consolidated statement of earnings; and

 - $36 million or 18 cents per common share from the sale of GNA Corporation which was included in the Financial Services segment as other income.

Weyerhaeuser Company
- -20-

Operating earnings for the timberlands and wood products segment were $246 million in the third quarter of 1994, a 48% increase over the $166 million in the year ago quarter. The 1993 results were impacted by lower earnings in the company's log export business as log inventories in Japan were reduced.

The pulp, paper and packaging segment's operating earnings were $63.5 million for the third quarter of 1994 compared with $2.5 million in the same quarter of 1993. The company continues to realize steady improvement in earnings for this segment as the momentum develops in the recovery of the pulp, paper and packaging markets.

The company's real estate and financial services segments earned $3.5 million in the quarter compared with $11.2 million in the year ago quarter. The real estate segment has been affected by the slowdown in housing activity in the United States. In addition, the financial services segment has been impacted by low levels of loan origination activity.

The increases in the company's interest expense incurred and interest capitalized, both in the current quarter and year-to-date are related to the continuing major mill modernization projects underway at the Plymouth, North Carolina and Longview, Washington facilities.

Other income is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income or (expense) item is significant in relation to net earnings for the nine months other than the $70.2 million gain on the disposal of the company's investment in the infant diaper business in the first quarter of 1993, and financial services' gain of $41.5 million on the sale of GNA Corporation in the second quarter of 1993.

In November 1994, the company announced a new operating earnings improvement target of $400 million to be reached by the end of 1997.

Liquidity and Capital Resources

In the first nine months of 1994, consolidated cash flow from operations was $1 billion compared to $490 million for the same period a year ago. Significant non-recurring items that affected the 1993 period were the gain on extinguishment of debt and the sale of the company's infant diaper business and the GNA Corporation.

Working capital for Weyerhaeuser decreased $142 million from year-end 1993, due primarily to a decrease in cash and short-term investments and an increase in accounts payable and accrued liabilities, partially offset by an increase in receivables. This is compared to the same period ending a year ago during which working capital increased by $110 million as a result of increases in receivables and prepaid expenses and a decrease in accrued liabilities offset, in part, by increases in accounts and notes payable.

In 1993, the company's mortgage operations were building an inventory of mortgage loans receivable, a situation which has been reversed in 1994 as loan sales are now exceeding originations.

The 1993 decrease in mortgage and investment securities acquired and increases in proceeds from the sale of mortgage and investment securities and proceeds from issuance of investment contracts are related to the sale of the GNA Corporation described above.

The reductions in Weyerhaeuser's 1994 year-to-date sales of debentures and payments on debentures and commercial paper as compared to 1993, are due to debt restructuring activity in 1993 and increased cash flow from operations in 1994. Reductions in the real estate and financial services segments commercial paper activity in 1994 as compared to 1993 are related primarily to the lower volume of loan originations and increased loan sales described above.

During the thirty-nine week period ended September 25, 1994, the company paid $185 million in cash dividends and made capital expenditures of $802 million. The cash needed to meet these and other company needs was generated principally from internal cash flow. The company currently anticipates total capital expenditures for 1994 to approximate $1.1 billion.

The company is committed to the maintenance of a sound, conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

Weyerhaeuser Company
- -21-

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

For the thirty-nine weeks ended September 25, 1994, earnings before interest expense and income taxes plus non-cash charges for the timberlands and wood products and the pulp, paper and packaging segments were $905 million and $313 million, respectively. Capital expenditures during this period were $159 million by timberlands and wood products, $605 million by pulp, paper and packaging and $38 million by other segments. Expenditures in the pulp, paper and packaging segment are significantly higher than the $452 million for the same period a year ago as a result of the company's modernization projects at its Longview, Washington and Plymouth, North Carolina complexes.

Contingencies

The company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

Weyerhaeuser Company
- -22-

Part II.    Other Information

Item 1. Legal Proceedings

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions. In September 1994, the United States Court of Federal Claims issued an opinion on the casualty loss issues which would not result in the allowance of substantial additional refunds to the company. The company currently intends to appeal the decision.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with all but one of the defendants. In July 1993, the trial court dismissed fourteen of the thirty-five sites named in the complaint. In May 1994, the Washington State Supreme Court reversed the trial court's dismissal of those sites. Trial on two sites against the sole remaining defendant began in October 1994.

In April 1992, the Georgia Department of Natural Resources, Environmental Protection Division issued a Notice of Violation to the company's Adel, Georgia particleboard plant citing violations of particulate emission standards. A consent order was entered into on September 18, 1992 assessing a $35 thousand penalty and a stipulated penalty of 100 dollars per day until the facility is in full compliance with particulate emission requirements. The Consent Order set a compliance deadline of January 31, 1994. The Consent Order required that the company demonstrate that the facility is in compliance with regulations under the Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act. Final compliance has been demonstrated with respect to both PSD regulations and particulate emission requirements.

The company has undertaken a review of all its wood products facilities for compliance with the PSD regulations and has disclosed PSD compliance issues to certain state agencies and the Environmental Protection Agency (EPA). The company and the State of Mississippi Department of Environmental Quality have entered into a consent agreement concerning PSD regulations at company facilities in
Philadelphia and Bruce, Mississippi, involving penalties of $170 thousand. The State of Alabama has issued a compliance order with penalties totaling $100 thousand for noncompliance with PSD regulations at the company's Millport facility. The company and North Carolina's Division of Environmental Management have entered into a consent agreement for its Elkin, North Carolina facility involving penalties of $140 thousand and are currently negotiating a separate consent agreement for its Moncure, North Carolina facility involving penalties of $140 thousand. The company has signed a consent agreement including penalties of $140 thousand relating to PSD issues at the company's Wright City, Oklahoma facility with the State of Oklahoma Department of Environmental Quality. The company has signed consent agreements with the State of Arkansas concerning PSD related issues for facilities in Dierks and Mountain Pine, involving $375 thousand in total penalties for both facilities. Region V of the EPA has issued a Notice of Violation for permit violations at the company's Grayling, Michigan facility. The company has negotiated a settlement of those alleged permit violations and other PSD related issues with the Michigan Department of Natural Resources that involves penalties of approximately $499 thousand. In September 1992, the EPA issued a Section 114 Request for Information concerning PSD compliance at the company's oriented strand board and medium density fiberboard mills. In June 1993, the EPA issued a similar Section 114 request for the company's plywood and particleboard mills. The EPA issued a notice of violation in August 1994, for nine company facilities (including all of the facilities mentioned above and the Plymouth, North Carolina wood products facility) as part of its national PSD enforcement action against the company and other forest product companies.

The company has also undertaken a review of its ten major pulp and paper facilities to evaluate the facilities' compliance with PSD regulations and has disclosed potential PSD compliance issues to four state agencies and the EPA. The company is currently working with the states to negotiate settlements for the alleged violations.

The Washington State Department of Ecology has investigated the accidental release of chlorine, chlorine dioxide and non-condensable gasses at the company's pulp mill in Longview, in July 1994 and has issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the non-condensable gasses release. The EPA is also investigating the accidental chlorine release.

On April 9, 1993, the company entered into a Stipulated Final Order
(SFO) with the Oregon Department of Environmental Quality for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon containerboard facility. The SFO establishes a compliance schedule for installing control technology. A supplemental SFO

Weyerhaeuser Company
- -23-

Part II.    Other Information

Item 1. Legal Proceedings - continued

assessed upfront penalties of $247 thousand and penalties of 500 dollars per day until compliance is demonstrated. The SFO required demonstrated compliance by December 1993 and a historical evaluation of the facility's PSD status. The company has submitted a plant site PSD review to the state and is awaiting its review.

In August 1992, the EPA issued an administrative complaint for the assessment of $215 thousand in civil penalties against the company's Longview, Washington facility. The penalties are based upon alleged violations of the record keeping and storage provisions of the polychlorinated biphenyls (PCB) rules contained in the Toxic Substances Control Act. The company and the EPA settled the complaint for a maximum penalty of $118 thousand, 50% of which was paid when the settlement was signed. Payment of the remaining 50% was deferred and will be eliminated based on the expenditure of more than $118 thousand by the company to dispose of PCB contaminated transformers.

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

The company is also a party to various proceedings relating to the clean-up of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The Environmental Protection Agency and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from the legal proceedings discussed herein, or all of them combined, would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period, such legal proceedings could have a material effect on results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.
(b) The registrant has not filed a report on Form 8-K during the fiscal quarter for which this report on Form 10-Q is filed.