Form 10-K
period 1994-12-25
WEYERHAEUSER CO
filed 1995-03-10
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      X       OF   THE  SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 25, 1994 or

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
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
   Title of Each Class                           Which Registered
 ---------------------------------------    ---------------------------

 Common Shares ($1.25 par value)             Midwest Stock Exchange
                                             New York Stock Exchange
                                             Pacific Stock Exchange
                                             Tokyo Stock Exchange

 Rights to Purchase Cumulative               New York Stock Exchange
   Preference Shares, Fourth Series




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

As of February 24, 1995, 205,637,877 shares of the registrant's common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $8,713,905,038.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 25, 1994 are incorporated by reference into Parts I, II and IV.

Portions of the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III.

Weyerhaeuser Company and Subsidiaries

TABLE OF CONTENTS





PART I                                                            Page
                                                                  ----
Item  1.   Business                                                 3
Item  2.   Properties                                               7
Item  3.   Legal Proceedings                                       10
Item  4.   Submission of Matters to a Vote of Security Holders     11


PART II

Item  5.   Market Price of and Dividends on the Registrant's
           Common Equity and Related Stockholder Matters           12
Item  6.   Selected Financial Data                                 12
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     12
Item  8.   Financial Statements and Supplementary Information      12
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                     12


PART III

Item 10.   Directors and Executive Officers of the Registrant      13
Item 11.   Executive Compensation                                  13
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                          13
Item 13.   Certain Relationships and Related Transactions          13


PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                             14


           Signatures                                              15

           Report of Independent Public Accountants on
           Financial Statement Schedules                           16
           Schedule II    Valuation and Qualifying Accounts        17


Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business
- -----------------

Weyerhaeuser Company (the company) was incorporated in the state of Washington in January 1900, as Weyerhaeuser Timber Company. It is principally engaged in growing and harvesting of timber and the manufacture, distribution and sale of forest products, real estate development and construction, and financial services. Its principal business segments include timberlands and wood products; pulp, paper and packaging; real estate; and financial services.

Information with respect to the description and general development of the company's business, included on pages 35 through 40, Description of the Business of the Company, contained in the company's 1994 Annual Report to Shareholders, is incorporated herein by reference.

Financial  information with respect to industry segments, included  in
Note 21 of Notes to Financial Statements contained in the company's 1994 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands and Wood Products

The company owns approximately 5.6 million acres of commercial forestland in the United States (51% in the South and 49% in the
Pacific Northwest), most of it highly productive and located extremely well to serve both domestic and international markets. The company has, additionally, long-term license arrangements in Canada covering approximately 17.8 million acres (of which 14 million acres are considered to be productive forestland). The combined total timber inventory on these U.S. and Canadian lands is approximately 246 million cunits (a cunit is 100 cubic feet of solid wood), of which approximately 75% is softwood species. The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. To sustain the timber supply from its fee timberlands, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning and fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

                   Inventory       Thousands of Acres at December 25, 1994
                   ---------   -----------------------------------------------
                   Millions       Fee      Long-term     License
                   of Cunits   Ownership    Leases     Arrangements    Total
                   ---------   ---------   ---------   ------------   --------
Geographic Area
Washington                44       1,522           -              -      1,522

Oregon                    17       1,210           -              -      1,210

Southern                  27       2,855         156              -      3,011
                   ---------   ---------   ---------   ------------   --------

Total United States       88       5,587         156              -      5,743

Canada
   Alberta                91           -           -          5,797      5,797
   British Columbia       10          12           -          3,595      3,607
   Saskatchewan           57           -           -          8,457      8,457
                   ---------   ---------   ---------   ------------   --------
Total Canada             158          12           -         17,849     17,861
                   ---------   ---------   ---------   ------------   --------
TOTAL                    246       5,599         156         17,849     23,604
                   =========   =========   =========   ============   ========

                     Thousand Acres    Millions            Thousand Acres
                   ------------------  Seedlings  -------------------------------
                   Harvested  Planted   Planted   Stocking Control  Fertilization
                   ---------  -------   -------   ----------------  -------------
1994 Activity
Washington              29.7     29.0      14.6                5.0           54.5
Oregon                  15.5     14.1       6.2                6.1           44.5
Southern                43.0     40.8      20.8               14.1          195.2
                   ---------  -------   -------   ----------------  -------------
Total United States     88.2     83.9      41.6               25.2          294.2
                   =========  =======   =======   ================  =============

Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business - Continued
- -----------------------------

The company's wood products businesses produce and sell softwood lumber, plywood and veneer; composite panels; oriented strand board; hardboard; hardwood lumber and plywood; doors; treated products; logs; chips and timber. These products are sold primarily through the company's own sales organizations. Building materials are sold to wholesalers, retailers and industrial users.

Sales by volumes by major product class are as follows (millions):

                                              1994   1993   1992   1991   1990
                                             -----  -----  -----  -----  -----
Raw materials - cubic ft.                      564    547    545    538    540
Softwood lumber - board ft.                  4,402  4,230  3,440  3,269  3,417
Softwood plywood and veneer - sq.ft. (3/8")  2,685  2,435  2,227  2,135  2,212
Composite panels - sq. ft. (3/4")              660    626    590    685    641
Oriented strand board -  sq.ft. (3/8")       1,803  1,672  1,484  1,205  1,185
Hardboard - sq. ft. (7/16")                    167    140    133    114    126
Hardwood lumber - board ft.                    254    240    218    219    209
Hardwood doors (thousands)                     617    556    514    525    697


Selected product prices:

                                          1994    1993    1992    1991    1990
                                        ------  ------  ------  ------  ------
Export logs (#2 sawlog-bark on) - $/MBF
  Cascade - Douglas fir                 $1,170  $1,224  $  937  $  686  $  641
  Coastal - Hemlock                        804     831     565     530     558
  Coastal - Douglas fir                  1,087   1,104     858     633     588

Lumber (common) - $/MBF
  2x4 Douglas fir (kiln dried)             408     418     295     250     241
  2x4 Douglas fir (green)                  364     383     261     224     223
  2x4 southern yellow pine (kiln dried)    419     397     285     237     233
  2x4 spruce-pine-fir   (kiln dried)       343     334     231     187     186

Plywood (1/2" CDX) - $/MSF
  West                                     334     321     281     220     209
  South                                    298     282     249     192     184

Oriented strand board (7/16"-24/16)
  North Central price - $/MSF              265     236     217     147     129


Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business - Continued
- -----------------------------

Pulp, Paper and Packaging

The company's pulp, paper and packaging businesses include: Pulp, which manufactures chemical wood pulp for world markets; Newsprint, which manufactures newsprint at the company's North Pacific Paper Corporation mill and markets it to West Coast and Japanese newspaper publishers; Paper, which manufactures and markets a range of both coated and uncoated fine papers through paper merchants and printers; Containerboard Packaging, which manufactures linerboard and corrugating medium, which is primarily used in the production of corrugated shipping containers, and manufactures and markets corrugated shipping containers for industrial and agricultural packaging; Paperboard, which manufactures bleached paperboard that is used for production of liquid containers and is marketed to West Coast and Pacific Rim customers; Recycling, which operates an extensive wastepaper collection system and markets it to company mills and worldwide customers; and Chemicals, which produces chlorine, caustic and tall oil, which are used principally by the company's pulp, paper and packaging operations. In February 1993, the Personal Care Products business, which manufactured disposable diapers marketed under the private-label brands of many of North America's largest retailers was sold through an initial public offering of stock.


Sales volumes by major product class are as follows (thousands):

                                         1994    1993    1992    1991    1990
                                       ------  ------  ------  ------  ------
Pulp - air-dry metric tons              2,068   1,886   1,238   1,433   1,194
Newsprint - metric tons                   638     609     575     450     453
Paper - tons                              998     990     966     869     893
Paperboard - tons                         201     222     238     234     220
Containerboard - tons                     254     290     318     418     444
Packaging - MSF                        34,483  31,386  29,414  26,525  25,022
Recycling - tons                          985     851     778     735     648
Personal care products - standard cases     -       -  17,017  14,929  11,471

Selected product prices (per ton):

                                         1994    1993    1992    1991    1990
                                       ------  ------  ------  ------  ------
Pulp - NBKP-air-dry metric-U.S.         $ 566   $ 445   $ 551   $ 568   $ 800
Paper - uncoated free sheet-U.S.          617     627     630     713     859
Linerboard - 42 lb.-Eastern U.S.          367     295     343     330     360
Newsprint - metric - West Coast U.S.      460     435     433     549     561

Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business - Continued
- -----------------------------

Real Estate

The company, through its real estate subsidiary, Weyerhaeuser Real Estate Company, is a builder/developer of for-sale housing and apartments, develops commercial and residential lots for sale to retail customers and other builders, builds commercial buildings for sale to institutional investors, and is an investor in joint ventures and limited partnerships.


Volumes sold:

                                    1994   1993   1992   1991   1990
                                   -----  -----  -----  -----  -----
Single-family units1               3,934  3,879  3,917  4,410  5,113
Multi-family units1                  475  1,141     60    317    358
Lots1                              2,157  1,372  2,762  1,138  3,008
Commercial space (thousand sq. ft.)  389     88    142    269    235

1Includes one-half of joint venture sales.


Financial Services

The company, through its financial services subsidiary, Weyerhaeuser Financial Services, Inc., is involved in a range of financial services. The principal operating unit is Weyerhaeuser Mortgage Company, which has origination offices in 14 states, with a servicing portfolio of $11.3 billion covering approximately 139,000 loans throughout the country. Mortgages are resold in the secondary market through mortgage-backed securities to financial institutions and investors. Through its insurance services organization, it also offers a broad line of property, life and disability insurance. GNA Corporation, a subsidiary that specialized in the sale of life insurance annuities and mutual funds to the customers of financial institutions, was sold in April 1993. Republic Federal Savings & Loan Association, a subsidiary that operated in Southern California through 1991, was dissolved in 1992.


Volume information (millions):

                                     1994     1993     1992     1991     1990
                                  -------   ------  -------  -------  -------
Loan servicing portfolio          $11,300  $ 8,400  $ 9,800  $10,600  $11,600
Single-family loan originations     2,763    4,405    3,380    2,496    2,131

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties
- -------------------

Timberlands and Wood Products

Facilities and annual production are summarized by major product class as follows (millions):

                                                     Number
                                         Production    of
                                          Capacity   Facilities    1994   1993   1992   1991   1990
                                         ---------   ----------   -----  -----  -----  -----  -----
Logs - cubic ft.                                 -         -        671    673    749    782    817
Softwood lumber - board ft.                  3,353        27      3,249  3,135  2,782  2,687  2,719
Softwood plywood and veneer - sq. ft. (3/8") 1,278         8      1,249  1,188  1,125    966  1,076
Composite panels -  sq. ft. (3/4")             609         6        594    564    540    493    505
Oriented strand board -  sq. ft. (3/8")      1,570         5      1,568  1,443  1,234  1,208  1,156
Hardboard - sq. ft. (7/16")                    130         1        122    120    118     90    119
Hardwood lumber - board ft.                    270         8        229    221    210    196    202
Hardwood doors (thousands)                     717         1        597    522    469    448    556

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood                 Hardwood lumber
Alabama, Arkansas, Georgia, Idaho,          Arkansas, Oklahoma, Pennsylvania,
Mississippi, North Carolina,                Washington, and Wisconsin
Oklahoma, Oregon, Washington, and
Alberta,British Columbia, and               Hardwood doors
Saskatchewan, Canada                        Wisconsin

Composite panels
Georgia, North Carolina, Oregon and
Wisconsin

Oriented strand board
Michigan, North Carolina, and
Alberta, Canada

Hardboard
Oregon

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties - Continued
- -------------------------------

Pulp, Paper and Packaging

Facilities and annual production are summarized by major product class as follows (thousands):

                                          Number
                            Production      of
                             Capacity   Facilities   1994    1993    1992    1991    1990
                            ---------   ----------  ------  ------  ------  ------  ------
Pulp - air-dry metric tons      2,130        8       2,041   2,096   1,506   1,527   1,386
Newsprint - metric tons           675        1         651     618     588     461     459
Paper - tons                    1,047        5         982   1,007     971     889     900
Paperboard - tons                 220        1         189     217     229     238     217
Containerboard - tons           2,380        5       2,357   2,269   2,240   2,224   2,171
Packaging - MSF                39,000       37      36,020  32,795  31,040  27,583  26,146
Recycling - tons                    -       27       2,042   1,847   1,692   1,415   1,204
Personal care products
 - standard cases                   -        -           -       -  16,743  14,902  11,471

Principal manufacturing facilities are located as follows:

Pulp                                           Containerboard
Georgia, Mississippi, North Carolina           North Carolina, Oklahoma,
Washington, and Alberta, British Columbia,     Oregon, and Washington
and Saskatchewan, Canada

                                               Packaging
                                               Arizona, California, Florida,
Newsprint                                      Georgia, Hawaii, Illinois,
Washington                                     Indiana, Iowa, Kentucky,  Maine,
                                               Michigan, Minnesota,
Paper                                          Mississippi, Missouri, Nebraska,
Mississippi, North Carolina,                   New Jersey, New York,  North
Washington, Wisconsin, and                     Carolina, Ohio, Oregon,
Saskatchewan, Canada                           Tennessee, Texas, Virginia,
                                               Washington, and Wisconsin
Paperboard
Washington
                                               Recycling
                                               Arizona, California, Colorado,
                                               Indiana, Iowa, Kansas, Maryland,
                                               Minnesota, New Jersey, North
                                               Carolina, Oklahoma, Oregon,
                                               Pennsylvania, Tennessee, Texas,
                                               Virginia, Washington, and
                                               British Columbia, Canada

                                               Chemicals
                                               Georgia, Mississippi, North
                                               Carolina, Oklahoma, Washington,
                                               and Saskatchewan, Canada

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties - Continued
- -------------------------------

Real Estate

Principal Operations   Primary States of Operations     Primary Activities
- ----------------------------------------------------------------------------
Centennial Homes, Inc.        Texas                   Single-family housing
                                                      and residential land
                                                      development

Land Management               Arkansas, North         Residential and
                              Carolina and            commercial land
                              Washington              development and
                                                      acreage management

Pardee Construction           California and          Single-family and
Company                       Nevada                  multi-family housing
                                                      and land development

The Quadrant                  Washington              Single-family and
Corporation                                           multi-family housing,
                                                      residential and
                                                      commercial land
                                                      development and
                                                      commercial building

Scarborough                   Florida                 Residential and
Constructors, Inc.                                    commercial land
                                                      development

Winchester Homes, Inc.        Maryland and            Single-family housing
                              Virginia                and residential land
                                                      development

Weyerhaeuser Venture Co.      Arizona,                Equity investments and
                              California,             participating loans in
                              Colorado, Nevada,       residential real
                              Oregon and              estate
                              Washington

Weyerhaeuser Real Estate Co.  Washington              Parent company



Financial Services

Principal Operations   Primary States of Operations     Primary Activities
- ----------------------------------------------------------------------------
Weyerhaeuser Mortgage           Branches in 14        Mortgage lending and
Company                         states with major     servicing, insurance
                                concentrations in     and investment sales
                                California, Hawaii    and service
                                and Nevada

Mortgage Securities             California            Mortgage securities
Corporations

WFS (Republic) Inc.             California            Investment sales and
                                                      service

Weyerhaeuser                    Delaware              Parent company
Financial Services, Inc.

Weyerhaeuser Company and Subsidiaries

PART I


Item 3.  Legal Proceedings
- --------------------------

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of approximately $10 million, plus statutory interest. In September 1994, the United States Court of Federal Claims issued an opinion on the casualty loss issues which will result in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. The company currently intends to appeal the decision.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with all but one of the defendants. In July 1993, the trial court dismissed fourteen of the thirty-five sites named in the complaint. In May 1994, the Washington State Supreme Court reversed the trial court's dismissal of those sites. Trial on two sites against the sole remaining defendant began in October 1994 and resulted in a jury verdict which awarded damages to the company with respect to one of the sites.

The  company  has  undertaken  a  review  of  all  its  wood  products facilities for compliance with the Prevention of Significant Deterioration (PSD) regulations and has disclosed PSD compliance issues to certain state agencies and the Environmental Protection Agency (EPA). The company and the State of Mississippi Department of Environmental Quality have entered into a consent agreement concerning PSD regulations at company facilities in Philadelphia and Bruce, Mississippi, involving penalties of $170 thousand. The State of
Alabama has issued a compliance order with penalties totaling $100 thousand for noncompliance with PSD regulations at the company's Millport facility. The company and North Carolina's Division of Environmental Management have entered into a consent agreement for its Elkin, North Carolina facility involving penalties of $140 thousand and concluded a separate consent agreement for its Moncure, North Carolina facility involving penalties of $140 thousand. The company has signed a consent agreement including penalties of $140 thousand relating to PSD issues at the company's Wright City, Oklahoma facility with the State of Oklahoma Department of Environmental Quality. The company has signed consent agreements with the State of Arkansas concerning PSD related issues for facilities in Dierks and Mountain Pine, involving $375 thousand in total penalties for both facilities. Region V of the EPA has issued a Notice of Violation for permit violations at the company's Grayling, Michigan facility. The company has negotiated a settlement of those alleged permit violations and other PSD related issues with the Michigan Department of Natural Resources that involves penalties of approximately $499 thousand. The company has entered into negotiations with the Lane County, Oregon Regional Air Pollution Control Authority concerning a draft Notice of Violation which would seek penalties for alleged PSD violations at the company's Springfield, Oregon particleboard operations. In September 1992, the EPA issued a Section 114 Request for Information concerning PSD compliance at the company's oriented strand board and medium density  fiberboard  mills.  In June 1993, the EPA  issued  a  similar
Section 114 request for the company's plywood and particleboard mills. The EPA issued a notice of violation in August 1994 for nine company facilities (including the Plymouth, North Carolina and Adel, Georgia wood products facilities and all of the facilities mentioned above except the Grayling, Michigan, Springfield, Oregon and Bruce, Mississippi wood products facilities) as part of its national PSD enforcement action against the company and other forest product companies.

The company has also undertaken a review of its ten major pulp and paper facilities to evaluate the facilities' compliance with PSD regulations and has disclosed the potential of PSD compliance issues to six state agencies and the EPA. The company is currently working with the states to negotiate settlements for the alleged violations.

The Washington State Department of Ecology has investigated the accidental release of chlorine, chlorine dioxide and non-condensable gasses at the company's pulp mill in Longview, in July 1994 and has issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the non-condensable gasses release. The EPA is also investigating the accidental chlorine release.

Weyerhaeuser Company and Subsidiaries

PART I


Item 3.  Legal Proceedings - Continued
- --------------------------------------

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

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County,
Mississippi, on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi, and the alleged fraudulent concealments of such discharge. The complaint also seeks an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Greene County, Alabama, on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. On January 20, 1995, the court in the Alabama action certified a class of all persons who, as of the date the action commenced, were riparian owners, lessees and licensees of properties located on the Tennessee Tombigbee Waterway in Greene, Sumter, Pickens and Marengo counties, Alabama, and Lowndes and Noxubee counties, Mississippi, to determine whether the company is liable to the members of the class for compensatory and/or punitive damages and to determine the amount of punitive damages, if any, to be awarded to the class as a whole. The class is estimated to exceed 400 members and may range from 1,000 to 1,500 members. Neither the Mississippi action nor the Alabama action is presently scheduled for trial.

The  company  was  sued in the United States District  Court  for  the
District of Alaska by two corporations with which the company had entered into financing arrangements, a marketing agreement, and a technical assistance agreement. The plaintiffs claimed the company breached contractual and common law duties by allegedly failing to adequately market and ship the plaintiffs' products, misrepresenting its marketing and shipping capabilities, and acting to further its interests at the plaintiffs' expense. The plaintiffs in the First Amended Complaint, filed in May 1992, sought an unstated amount of damages described as more than $50 million in compensatory damages plus not less than $75 million in punitive damages. The claim for punitive damages was dismissed by the trial court. In March 1994, a jury returned a verdict against the company awarding damages of $1.2 million. Both the company and the plaintiffs have appealed.

The company is also a party to various proceedings relating to the clean-up of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from the legal proceedings discussed herein, or all of them combined, would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period, such legal proceedings could have a material effect on results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 25, 1994.

Weyerhaeuser Company and Subsidiaries

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity
- -----------------------------------------------------------------------
and Related Stockholder Matters
- -------------------------------

Information with respect to market information, stockholders and dividends included in Notes 22 and 23 of Notes to Financial Statements in the company's 1994 Annual Report to Shareholders, is incorporated herein by reference.


Item 6.  Selected Financial Data
- --------------------------------

Information with respect to selected financial data included in Note 23 of Notes to Financial Statements in the company's 1994 Annual Report to Shareholders, is incorporated herein by reference.



Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Information with respect to Management's Discussion and Analysis included on pages 25 through 32 and pages 35 through 45, contained in the company's 1994 Annual Report to Shareholders, is incorporated herein by reference.



Item 8. Financial Statements and Supplementary Information
- ----------------------------------------------------------

Financial statements and supplementary information, contained in the company's 1994 Annual Report to Shareholders are incorporated herein by reference:

                                                        Page(s) in
                                                       Annual Report
                                                      to Shareholders
                                                      ---------------
   Report of Independent Public Accountants                 46
   Consolidated Statement of Earnings                       47
   Consolidated Balance Sheet                            48-49
   Consolidated Statement of Cash Flows                  50-51
   Consolidated Statement of Shareholders' Interest         52
   Notes to Financial Statements                         53-77
   Selected Quarterly Financial Information                 75



Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries

PART III



Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

Information with respect to Directors of the company included on pages 1 through 4 of the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 6, 1995 is incorporated herein by reference.

The executive officers of the company are as follows:

     Name                     Title                       Age
     ----                     -----                       ---
Charles W. Bingham       Executive Vice President         61
William R. Corbin        Executive Vice President         53
John W. Creighton, Jr.   President                        62
Richard C. Gozon         Executive Vice President         56
Steven R. Hill           Senior Vice President            47
Norman E. Johnson        Senior Vice President            61
William C. Stivers       Senior Vice President            56

Item 11.  Executive Compensation
- --------------------------------

Information with respect to executive compensation included on pages 5 through 13 of the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 6, 1995 is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management included on pages 4 and 5 of the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 6, 1995 is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

Information   with  respect  to  certain  relationships  and   related
transactions included on pages 15 and 16 of the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 6, 1995 is incorporated herein by reference.

Weyerhaeuser Company and Subsidiaries

PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

Financial Statements

The consolidated financial statements of the company, together with the report of independent public accountants, contained in the company's 1994 Annual Report to Shareholders, are incorporated in
Part II, Item 8 of this Form 10-K by reference.


                                                          Page Number(s)
Financial Statement Schedules                              In Form 10-K
- -----------------------------                             --------------
Report of Independent Public Accountants on Financial              16
Statement Schedules

Schedule II - Valuation and Qualifying Accounts                 17-18

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the company's 1994 Annual Report to Shareholders and incorporated herein by reference.

Exhibits:
               3 -  Articles of Incorporation and Bylaws
              10 -   Material Contracts
                     (a) Agreement with N. E. Johnson
                     (b) Agreement with W. R. Corbin
              11 -   Statement Re: Computation of Per Share Earnings
                         (incorporated by reference to Note 1 of the 1994 Weyerhaeuser Company Annual Report to Shareholders)
              13 -   Portions of the 1994 Weyerhaeuser Company Annual
                     Report to Shareholders specifically incorporated by
                     reference herein
              22 -   Subsidiaries of the Registrant
              23 -   Consent of Independent Public Accountants
              27 -   Financial Data Schedules

Reports on Form 8-K
   The registrant has not filed a report on Form 8-K during the last fiscal quarter of the period for which this Form 10-K is filed.

Weyerhaeuser Company and Subsidiaries

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 1995.


                                  Weyerhaeuser Company

                                  /s/ John W. Creighton, Jr.
                                  --------------------------
                                  John W. Creighton, Jr.
                                  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 1995.


/s/ John W. Creighton, Jr.           /s/ Don C. Frisbee
- ---------------------------------    ---------------------------------
John W. Creighton, Jr.               Don C. Frisbee
President, Principal Executive       Director
Officer and Director
                                     /s/ P. M. Hawley
                                     ---------------------------------
/s/ George H. Weyerhaeuser           Philip M. Hawley
- ---------------------------------    Director
George H. Weyerhaeuser
Chairman of the Board and Director
                                     ---------------------------------
                                     E. Bronson Ingram
                                     Director
/s/ William C. Stivers
- ---------------------------------
William C. Stivers
Principal Financial                  /s/ John Kieckhefer
Officer                              ---------------------------------
                                     John I. Kieckhefer
                                     Director

/s/ Kenneth J. Stancato
- ---------------------------------
Kenneth J. Stancato                  /s/ William Ruckelshaus
Principal Accounting                 ---------------------------------
Officer                              William D. Ruckelshaus
                                     Director


/s/ William Clapp                    /s/ Richard H. Sinkfield
- ---------------------------------    ---------------------------------
William H. Clapp                     Richard H. Sinkfield
Director                             Director


/s/ W. John Driscoll
- ---------------------------------
W. John Driscoll
Director

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES



Report  of  Independent  Public  Accountants  on  Financial  Statement
Schedules

To Weyerhaeuser Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Weyerhaeuser Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Seattle, Washington,
February 7, 1995

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES


Schedule II - Valuation and Qualifying Accounts
For the three years ended December 25, 1994
Dollar amounts in millions

                                     Balance at  Charged  Deductions   Balance
                                     Beginning     to       from       at End
Description                          of Period   Income    Reserve    of Period
- -----------                          ---------   -------  ----------  ---------
Weyerhaeuser

Reserve deducted from related asset
accounts:
Doubtful accounts - Accounts receivable
  1994                                   $  10     $   4      $   4       $  10
                                         =====     =====      =====       =====
  1993                                   $  10     $   7      $   7       $  10
                                         =====     =====      =====       =====
  1992                                   $  10     $   7      $   7       $  10
                                         =====     =====      =====       =====

Real Estate and Financial Services

Reserve and allowances deducted from
related asset accounts:
Doubtful accounts - Receivables
  1994                                   $   3     $   -      $   2       $   1
                                         =====     =====      =====       =====
  1993                                   $   4     $   1      $   2       $   3
                                         =====     =====      =====       =====
  1992                                   $  11     $   3      $  10       $   4
                                         =====     =====      =====       =====

Unamortized discount - Receivables
  1994                                   $   4     $   1      $   2       $   3
                                         =====     =====      =====       =====
  1993                                   $   2     $   -      $  (2) 1    $   4
                                         =====     =====      =====       =====
  1992                                   $   2     $   1      $   1       $   2
                                         =====     =====      =====       =====

Real estate in process of development
  1994                                   $  30     $   4      $   2       $  32
                                         =====     =====      =====       =====
  1993                                   $  77     $   4      $  51       $  30
                                         =====     =====      =====       =====
  1992                                   $  94     $   -      $  17       $  77
                                         =====     =====      =====       =====

Land being processed for development
  1994                                   $  19     $   3      $   3       $  19
                                         =====     =====      =====       =====
  1993                                   $  28     $   -      $   9       $  19
                                         =====     =====      =====       =====
  1992                                   $  58     $   -      $  30       $  28
                                         =====     =====      =====       =====

Investment in and advances to joint
ventures and limited partnerships
  1994                                   $  57     $   2      $  10       $  49
                                         =====     =====      =====       =====
  1993                                   $  66     $   9      $  18       $  57
                                         =====     =====      =====       =====
  1992                                   $  90     $   1      $  25       $  66
                                         =====     =====      =====       =====

Note:

1Includes $2 million of discount on a partnership note consolidated by Weyerhaeuser Venture Company.

Weyerhaeuser Company and Subsidiaries
FINANCIAL STATEMENT SCHEDULES




Schedule II - Valuation and Qualifying Accounts - Continued
For the three years ended December 25, 1994
Dollar amounts in millions

                                      Balance at  Charged  Deductions    Balance
                                      Beginning     to       from        at End
Description                           of Period   Income    Reserve     of Period
- -----------                           ----------  -------  ----------   ---------

Real Estate and Financial
Services - Continued

  Allowance for loan losses - mortgage
  loans receivable
      1994                                $   4     $   4      $   -        $   8
                                          =====     =====      =====        =====
      1993                                $  19     $   9      $  24 1      $   4
                                          =====     =====      =====        =====
      1992                                $  27     $   6      $  14        $  19
                                          =====     =====      =====        =====

   Properties acquired from loan
   foreclosures - other assets
      1994                                $  26     $   3      $   8        $  21
                                          =====     =====      =====        =====
      1993                                $   -     $   -      $ (26) 1     $  26
                                          =====     =====      =====        =====


Note:

1 Includes reserves transferred from loans to properties acquired from loan foreclosures.

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant




                                                                Percentage
                                                State or       Ownership of
                                               Country of       Immediate
                       Name                   Incorporation       Parent
                       ----                   -------------    -------------
Columbia & Cowlitz Railway Company              Washington           100%
DeQueen and Eastern Railroad Company            Arkansas             100
Fisher Lumber Company                           California           100
Golden Triangle Railroad                        Mississippi          100
Green Arrow Motor Express Company               Delaware             100
J.H. Hamlen & Son, Inc.                         Arkansas             100
Mississippi & Skuna Valley Railroad Company     Mississippi          100
Mountain Tree Farm Company                      Washington            50
North Pacific Paper Corporation                 Delaware              80
  Norpac Sales Corporation                      Guam                 100
Oregon, California & Eastern Railway Company    Nevada               100
Pacific Veneer, Ltd.                            Washington            90
Shemin Nurseries, Inc.                          Delaware             100
Texas, Oklahoma & Eastern Railroad Company      Oklahoma             100
United Structures, Inc.                         California           100
Westwood Shipping Lines, Inc.                   Washington           100
Weycomp Claims Management Service, Inc.         Texas                100
Weyerhaeuser Construction Company               Washington           100
Weyerhaeuser Financial Services, Inc.           Delaware             100
  CMO Finance Corp.                             Nevada               100
    MJ Finance Corporation                      California           100
  Mortgage Securities II Corporation            Nevada               100
  Mortgage Securities III Corporation           Nevada               100
  Mortgage Securities IV Corporation            Nevada               100
  R4 Participant Corporation                    Nevada               100
  ver Bes' Insurance Company                    Vermont              100
    de Bes' Insurance Ltd.                      Bermuda              100
  Weyerhaeuser Mortgage Company                 California           100
    Mason-McDuffie Mortgage Corporation         Delaware             100
    Mason-McDuffie Service Corporation          California           100
    Westwood Associates                         California           100
    Westwood Insurance Agency                   California           100
    Westwood Insurance Agency of Arizona, Inc.  Arizona              100
    WMC Mortgage Co. International              California           100
    WMC Finance Corp. I                         California           100

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued


                                                                Percentage
                                                State or       Ownership of
                                               Country of       Immediate
                    Name                      Incorporation       Parent
                    ----                      -------------    ------------
  WFS (Republic), Inc.                          Nevada               100%
    Abfall Finance Corp.                        California           100
    Brookview, Inc.                             Nevada               100
    The Giddings Mortgage Investment Company    California           100
    Gudig Abfall, Inc.                          California           100
    Kachura Finance Corp.                       California           100
    Laurel Real Estate Development, Inc.        California           100
    McGNT Finance Corp.                         California           100
    Pass-Through Finance Corp.                  California           100
    RFS Development Corporation                 California           100
    RFS Finance Corp.                           California           100
    RFS Insurance Agency                        California           100
    RFS Service Corporation                     California           100
    R. J. Plaza II, Inc.                        Nevada               100
    Trimark Development Company                 California           100
      Trimark Realty Advisors, Inc.             California           100
    Woodland Hills Properties-W., Inc.          Nevada               100
      Monthill, Inc.                            California           100
      Placer Business Center, Inc.              California           100
      Terman Properties, Inc.                   California           100
    WVC II, Inc.                                Nevada               100
Weyerhaeuser International, Inc.                Washington           100
  Weyerhaeuser Canada Ltd.                      Canada               100
    Saskatoon Chemicals Ltd.                    Canada               100
  Weyerhaeuser China, Ltd.                      Washington           100
  Weyerhaeuser GMBH                             Germany              100
  Weyerhaeuser (Far East) Limited               Hong Kong            100
  Weyerhaeuser Italia, S.r.l.                   Italy                100
  Weyerhaeuser Japan Ltd.                       Japan & Delaware     100
  Weyerhaeuser Korea, Ltd.                      Korea                100
  Weyerhaeuser, S.A.                            Panama               100
Weyerhaeuser International Sales Corp.          Guam                 100
Weyerhaeuser (Mexico) Inc.                      Washington           100
Weyerhaeuser Midwest, Inc.                      Washington           100
Weyerhaeuser Overseas Finance Co.               Delaware             100
Weyerhaeuser Real Estate Company                Washington           100
  The Babcock Company                           Florida              100
  Centennial Homes, Inc.                        Texas                100
  Midway Properties, Inc.                       North Carolina       100

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued


                                                                   Percentage
                                                   State or       Ownership of
                                                  Country of       Immediate
                         Name                   Incorporation       Parent
                         ----                   -------------     -----------
  Pardee Construction Company                      California          100%
    Marmont Realty Company                         California          100
    Pardee Construction Company of Nevada          Nevada              100
    Pardee Investment Company                      California          100
    Parvada, Inc.                                  Nevada              100
  The Quadrant Corporation                         Washington          100
    Quadrant Real Estate Services, Inc.            Washington          100
  South Jersey Assets, Inc.                        New Jersey          100
  Scarborough Constructors, Inc.                   Florida             100
  Trendmaker, Inc.                                 Texas               100
  Weyerhaeuser Real Estate Company of Nevada       Nevada              100
  Weyerhaeuser Venture Company                     Nevada              100
    Las Positas Land Co.                           California          100
    WAMCO, Inc.                                    Nevada              100
    Weyerhaeuser Realty Investors, Inc.            Washington          100
  Winchester Homes, Inc.                           Delaware            100
    SC-WHI, Inc.                                   Delaware            100
The Wray Company                                   Arizona             100

Weyerhaeuser Company and Subsidiaries

Exhibit 23
Consent of Independent Public Accountants




As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Weyerhaeuser Company's previously filed Registration Statement No. 33-52789 on Form S-3 and Nos. 2-61042, 2-81463, 33-25928, 33-24385, 33-24979, 33-31622, 33-32605, 33-34460,
33-41414, 33-47392 and 2-88109 on Form S-8.



                                          ARTHUR ANDERSEN LLP


Seattle, Washington,
March 10, 1995