Form 10-Q
period 1995-03-26
WEYERHAEUSER CO
filed 1995-05-08
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirteen weeks ended March 26, 1995 or

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

Rights to Purchase Cumulative Preference
 Shares, Fourth Series                       New York Stock Exchange




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No ___.

The number of shares outstanding of the registrant's class of common stock, as of May 5, 1995 was 205,706,971 common shares ($1.25 par value).

Weyerhaeuser Company
- -2-




























                  This page intentionally left blank.

Weyerhaeuser Company
- -3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
              For the Thirteen Weeks Ended March 26, 1995

                                                                  Page No.
                                                                  --------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                       5
            Consolidated Balance Sheet                              6-7
            Consolidated Statement of Cash Flows                    8-9
            Notes to Financial Statements                          10-15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            16-18

Part II.  Other Information

Item 1.   Legal Proceedings                                        19-20
Item 2.   Changes in Securities                               (not applicable)
Item 3.   Defaults upon Senior Securities                     (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.   Other Information                                   (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                           20


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 25, 1994. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ending March 26, 1995 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                      ------------------
                                      K. J. Stancato
                                      Duly Authorized Officer and
                                      Principal Accounting Officer

May 8, 1995

Weyerhaeuser Company
- -4-




























                  This page intentionally left blank.

Weyerhaeuser Company
- -5-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
                  For the thirteen week periods ended
                   March 26, 1995 and March 27, 1994
         (Dollar amounts in millions except per share figures)
                              (Unaudited)
Thirteen weeks ended:                                   March 26,   March 27,
                                                          1995        1994
                                                        ---------   ---------
Net sales and revenues:
  Weyerhaeuser                                          $ 2,563     $ 2,126
  Real estate and financial services                        182         260
                                                        --------   ---------
                                                          2,745       2,386
                                                        --------   ---------
Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                               1,811      1,552
     Depreciation, amortization and fee stumpage            129        116
     Selling, general and administrative expenses           160        147
     Research and development expenses                       11         11
     Taxes other than payroll and income taxes               43         39
                                                        --------   --------
                                                          2,154      1,865
                                                        --------   --------

  Real estate and financial services:
     Costs and operating expenses                           130        186
     Depreciation and amortization                            9          8
     Selling, general and administrative expenses            31         44
     Taxes other than payroll and income taxes                2          2
                                                        --------   --------
                                                            172        240
                                                        --------   --------
                                                          2,326      2,105
                                                        --------   --------

Operating income                                            419        281

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                               64         57
     Less interest capitalized                                6          8
     Other income (expense), net                            (22)       (15)
  Real estate and financial services:
     Interest expense incurred                               33         38
     Less interest capitalized                               18         20
     Other income (expense), net                              4          5
                                                        --------   --------
Earnings before income taxes                                328        204
Income taxes (Note 2)                                       121         77
                                                        --------   --------
Net earnings                                            $   207    $   127
                                                        ========   ========

Per common share (Note 1):
  Net earnings                                          $  1.00    $   .62
                                                        ========   ========

  Dividends paid                                        $   .30    $   .30
                                                        ========   ========




See Accompanying Notes to Financial Statements


Weyerhaeuser Company
- -6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
                 March 26, 1995 and December 25, 1994
                     (Dollar amounts in millions)


                                                        March 26,     Dec. 25,
                                                           1995         1994
                                                       -----------    ---------
                                                       (Unaudited)
Assets
- ------

Weyerhaeuser
  Current assets:
     Cash and short-term investments                      $   331      $    39
     Receivables, less allowances                             964          909
     Inventories (Note 3)                                     870          746
     Prepaid expenses                                         314          284
                                                          -------      -------
       Total current assets                                 2,479        1,978

  Property and equipment (Note 4)                           6,134        6,196
  Construction in progress                                    698          603
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                             604          610
  Other assets and deferred charges                           206          212
                                                          -------      -------
     Total assets                                          10,121        9,599
                                                          -------      -------


Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                              59           73
  Receivables, less discounts and allowances                   89          116
  Mortgage and construction notes and
    mortgage loans receivable                                 425          472
  Investments                                                 269          247
  Mortgage-backed certificates and
    other pledged financial instruments                       205          211
  Real estate in process of development,
    less reserves                                             688          668
  Land being processed for development,
    less reserves                                             747          738
  Deferred acquisition costs                                   96           92
  Investments in and advances to joint ventures
    and limited partnerships, less reserves                   438          430
  Other assets                                                341          361
                                                          -------      -------
     Total assets                                           3,357        3,408
                                                          -------      -------

                                                          $13,478      $13,007
                                                          =======      =======







See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -7-






                                                        March 26,      Dec. 25,
                                                           1995          1994
                                                       -----------     ---------
                                                       (Unaudited)
Liabilities and shareholders' interest
- --------------------------------------

Weyerhaeuser
  Current liabilities:
     Notes payable                                        $     4        $     6
     Current maturities of long-term debt                     315            321
     Accounts payable                                         681            645
     Accrued liabilities (Note 5)                             677            695
                                                          --------       --------
       Total current liabilities                            1,677          1,667


  Long-term debt (Note 7)                                   3,001          2,713
  Deferred income taxes                                     1,036            986
  Deferred pension and other liabilities                      524            525
  Minority interest in subsidiaries                           103            103
  Commitments and contingencies (Note 9)                       --             --
                                                          --------       --------
     Total liabilities                                      6,341          5,994
                                                          --------       --------


Real estate and financial services
  Notes payable and commercial paper                          686            416
  Collateralized mortgage obligation bonds                    178            183
  Long-term debt (Note 7)                                   1,491          1,770
  Other liabilities                                           349            354
  Commitments and contingencies (Note 9)                       --             --
                                                          --------       --------
     Total liabilities                                      2,704          2,723
                                                          --------       --------



Shareholders' interest (Note 8)
     Common shares:  authorized 400,000,000 shares,
       issued 206,072,890 shares, $1.25 par value             258            258
     Other capital                                            416            416
     Cumulative translation adjustment                       (110)          (107)
     Retained earnings                                      3,878          3,733
     Treasury common shares, at cost:
       435,013 and 455,387                                     (9)           (10)
                                                          --------       --------
       Total shareholders' interest                         4,433          4,290
                                                          --------       --------
                                                          $13,478        $13,007
                                                          ========       ========


Weyerhaeuser Company
- -8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
   For the thirteen-week periods ended March 26, 1995 and March 27, 1994
                     (Dollar amounts in millions)
                              (Unaudited)

                                                            Consolidated
                                                        ---------------------
                                                        March 26,   March 27,
                                                          1995        1994
                                                        ----------   ---------
Cash flows provided by operations:
  Net earnings                                            $   207     $   127
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage              138         124
     Deferred income taxes, net                                51          31
  Changes in working capital:
     Receivables                                              (28)        (30)
     Inventories, prepaid expenses, real estate and land     (183)       (130)
     Mortgages held for sale                                   38          46
     Other liabilities                                         17           2
  (Gain) loss on disposition of assets                          2          (2)
  Other                                                        20          21
                                                        ---------    ---------
Net cash provided by operations                               262         189
                                                        ---------    ---------

Cash flows from investing in the business:
  Property and equipment                                     (172)       (261)
  Timber and timberlands                                      (11)         (7)
  Mortgage and investment securities acquired                 (23)         (2)
  Proceeds from sale of:
     Property and equipment                                     9          22
     Mortgage and investment securities                         7          52
  Other                                                         1          (3)
                                                         ---------   ---------
Net cash flows from investing in the business                (189)       (199)
                                                         ---------   ---------

Cash flows from financing activities:
  Sale of debentures, notes and CMO bonds                     554         122
  Sale of industrial revenue bonds                             --          50
  Notes and commercial paper borrowings, net                   90          60
  Cash dividends on common shares                             (62)        (62)
  Payments on debentures, notes, bank credit
    agreements, capital leases,
    industrial revenue bonds and CMO bonds                   (378)       (235)
  Exercise of stock options                                     1          14
  Other                                                        --           8
                                                         ---------   ---------
Net cash flows from financing activities                      205         (43)
                                                         ---------   ---------

Net increase (decrease) in cash and short-term investments    278         (53)
Cash and short-term investments at beginning of year          112         160
                                                         ---------   ---------
Cash and short-term investments at end of period         $    390    $    107
                                                         =========   =========

Cash paid (received) during the year for:
     Interest, net of amount capitalized                 $     97    $     96
                                                         =========   =========
     Income taxes                                        $    (2)    $     25
                                                         =========   =========




See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -9-






                             Real Estate and
     Weyerhaeuser           Financial Services
 ---------------------     ---------------------
 March 26,   March 27,     March 26,   March 27,
   1995        1994          1995        1994
 ---------   ---------     ---------   ---------
<c

 $    205    $    121      $      2     $     6

      129         116             9           8
       50          31             1          --

      (55)        (38)           27           8
     (154)        (98)          (29)        (32)
       --          --            38          46
       21          74            (4)        (72)
        2           2            --          (4)
       11           2             9          19
 ---------   ---------     ---------   ---------
      209         210            53         (21)
 ---------   ---------     ---------   ---------


     (170)       (259)           (2)         (2)
      (11)         (7)           --          --
       --          --           (23)         (2)

        9           2            --          20
       --          --             7          52
       36         (15)          (35)         12
 ---------   ---------     ---------   ---------
     (136)       (279)          (53)         80
 ---------   ---------     ---------   ---------


      554         116            --           6
       --          50            --          --
     (107)         31           197          29
      (62)        (62)           --          --


     (167)       (125)         (211)       (110)
        1          14            --          --
       --           8            --          --
 ---------   ---------     ---------   ---------
      219          32           (14)        (75)
 ---------   ---------     ---------   ---------

      292         (37)          (14)        (16)
       39          73            73          87
 ---------   ---------     ---------   ---------
 $    331    $     36      $     59    $     71
 =========   =========     =========   =========


 $     81    $     76      $     16    $     20
 =========   =========     =========   =========
 $     13    $    (43)     $    (15)   $     68
 =========   =========     =========   =========

Weyerhaeuser Company
- -10-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
 For the thirteen-week periods ended March 26, 1995 and March 27, 1994



Note 1: Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. Significant intercompany transactions and accounts are eliminated.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1) Weyerhaeuser Company (Weyerhaeuser, or the company), which is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real estate and financial services, which includes Weyerhaeuser Real Estate Company (WRECO), which is involved in real estate development and construction, and Weyerhaeuser Financial Services, Inc. (WFS), whose principal subsidiary is Weyerhaeuser Mortgage Company (WMC).

Changes in Accounting Principles

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting be used for the cost of benefits provided to former or inactive employees who have not yet retired. The company adopted this pronouncement in the first quarter of 1994, by recording a cumulative catch-up charge to earnings. The adoption of this pronouncement did not have a significant impact on the company's results of operations or its financial position.

In 1994, the company implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses accounting and reporting for investments in equity securities that have readily determinable fair values, and for all investments in debt securities. The adoption of this pronouncement did not have a significant impact on the company's results of operations or its financial position.

Also in 1994, the company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires more complete disclosures on derivative financial instruments.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to measure impairment  based  on  the  present value of  expected  future  cash  flows discounted at the loan's effective interest rate. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which amended SFAS No. 114 to allow creditors to use existing methods for recognizing interest on impaired loans and also requires creditors to disclose certain information about how interest income was recognized on impaired loans. Both of these pronouncements were implemented by the company in the first quarter of 1995. The adoption of these pronouncements did not have a significant impact on results of operations or financial position.

In  March  1995,  the  FASB  issued  SFAS  No.  121,  "Accounting  for  the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for financial statements for fiscal years beginning after December 15, 1995. Due to the recent release of this pronouncement, the company has not determined the impact of the implementation of the pronouncement on its results of operations or financial position.

Weyerhaeuser Company
- -11-
Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 205,628,338 and 205,429,534 at March 26, 1995 and March 27, 1994 respectively.

Fully   diluted  earnings-per-share  amounts  are  not  applicable  because the effect of the conversion of the stock options is not dilutive.

Derivatives

The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange risks. These include:

.   Foreign    exchange   contracts,   which   are   hedges   for   foreign
    denominated accounts receivable and payable, have gains or losses recognized at settlement date.

. Interest rate swaps entered into with major banks or financial institutions in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The premiums received by the company on the sale of these swaps are treated as deferred income and amortized against interest expense over the term of the agreements.

.   Hedging   transactions   entered  into  by   the   company's   mortgage
    banking subsidiary to protect both the completed loan inventory and loans in process against changes in interest rates. The financial instruments used to manage interest rate risk are forward sales commitments, interest rate futures and options.

The company's use of derivatives does not have a significant effect on the company's results of operations or its financial position.

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

Weyerhaeuser Company
- -12-
Timber and Timberlands

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

Weyerhaeuser Financial Services

WMC and its subsidiaries are primarily engaged in the mortgage banking industry and also offer insurance services.

.   Mortgage  notes  held  for sale are stated at  the  lower  of  cost  or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Hedging transactions are entered into to protect the inventory value from increases in interest rates. Hedge positions are also used to protect the pipeline of loan applications in process from increases in interest rates. Hedging gains and losses realized during the commitment and warehousing period are deferred to the extent of unrealized gains on the related mortgage loans held for sale.

.   The  costs  associated  with purchasing mortgage servicing  rights  are deferred. Excess service fees result from loan sales in which WMC retains the loan servicing rights and are based on the present value of future servicing revenue less a normal servicing fee, based upon the estimated remaining life of the loans sold.

Weyerhaeuser Company
- -13-

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

. The mortgage-backed certificates are carried at par value adjusted for any unamortized discount or premium. These discounts or premiums are amortized using a method that approximates the effective interest method over the estimated life of the underlying mortgage loans.

.   CMO  bonds  are  carried at unamortized cost.  Discounts  and  premiums
    are   amortized   using  a  method  that  approximates  the   effective
    interest method over their estimated life.

Note 2: Income Taxes

Provisions for income taxes include the following:

                                                        Thirteen Weeks Ended
                                                        ---------------------
                                                        March 26,   March 27,
Dollar amounts in millions                                1995        1994
                                                        ---------   ---------

Federal:
  Current                                               $     36    $     31
  Deferred                                                    47          26
                                                        ---------   ---------
                                                              83          57
                                                        ---------   ---------

State:
  Current                                                      6           5
  Deferred                                                     3           2
                                                        ---------   ---------
                                                               9           7
                                                        ---------   ---------

Foreign:
  Current                                                     28          10
  Deferred                                                     1           3
                                                        ---------   ---------
                                                              29          13
                                                        ---------   ---------

Total                                                   $    121    $     77
                                                        =========   ========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended March 26, 1995 and March 27, 1994, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirteen week periods ended March 26, 1995 and March 27, 1994 are 37% and 38% respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Weyerhaeuser Company
- -14-

Note 3: Inventories
Inventories consist of the following:
                                                        March 26,   Dec.  25,
Dollar amounts in millions                                1995        1994
                                                        ---------   ---------

Logs and chips                                          $    145    $    108
Lumber, plywood and panels                                   145         115
Pulp, newsprint and paper                                     99          88
Containerboard, paperboard and containers                     76          56
Other products                                               132         112
Materials and supplies                                       273         267
                                                        ---------   ---------
                                                        $    870    $    746
                                                        =========   =========

Note 4: Property and Equipment

                                                        March 26,   Dec.  25,
Dollar amounts in millions                                1995        1994
                                                        ---------   ---------

Property and equipment, at cost:
  Land                                                  $    159    $    159
  Buildings and improvements                               1,512       1,509
  Machinery and equipment                                  8,577       8,557
  Rail and truck roads and other                             624         628
                                                        ---------   ---------
                                                          10,872      10,853

Less allowance for depreciation
  and amortization                                         4,738       4,657
                                                        ---------   ---------
                                                        $  6,134    $  6,196
                                                        =========   =========

Note 5: Accrued Liabilities
Accrued liabilities are as follows:
                                                        March 26,   Dec.  25,
Dollar amounts in millions                                1995        1994
                                                        ---------   ---------

Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                           $    215    $    217
Taxes - social security and real
  and personal property                                       63          63
Interest                                                      44          67
Income taxes                                                 101         105
Other                                                        254         243
                                                        ---------   ---------
                                                        $    677    $    695
                                                        =========   =========

Note 6: Short-Term Debt

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $725 million, all of which could be availed by the company, WRECO and WMC at March 26, 1995 and December 25, 1994.

No portion of these lines has been availed of by the company, WRECO or WMC at March 26, 1995 or December 25, 1994. None of the entities referred to herein is a guarantor of the borrowings of the others.

WMC has short-term special credit lines that provide for borrowings of up to $235 million at March 26, 1995 and December 25, 1994. Borrowings against these lines were $114 million and $85 million as of March 26, 1995 and December 25, 1994, respectively.

Weyerhaeuser Company
- -15-

Note 7: Long-Term Debt

At March 26, 1995 and December 25, 1994, the company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in July 1994 with a group of banks that provides for borrowings of up to the total amount of $1.55 billion, all of which can be availed of by the company, and $1 billion, which can be availed by WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks.

No portion of this line has been availed of by the company or WMC at March 26, 1995 or December 25, 1994.

At March 26, 1995 and December 25, 1994, WMC had $35 million outstanding against a one-year evergreen credit commitment entered into in 1990.

WMC has a revolving credit agreement with a bank to provide for: (1) borrowings of up to $35 million for two years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks; (2) a commitment fee based on the unused credit; and (3) conversion of the notes as of July 1, 1997, to a five-year term loan payable in equal quarterly installments. At March 26, 1995 and December 25, 1994, $20 million was outstanding under this agreement.

During 1994, WFS amended a three-year term loan facility that was entered into in 1992 which provides for: (1) borrowings of up to $555 million and $405 million at March 26, 1995 and December 25, 1994, respectively, at LIBOR or other such rates as may be agreed upon by WFS and the banks; and (2) a commitment fee on the unused portion of the credit. $555 million and $405 million were outstanding under this facility at March 26, 1995 and December 25, 1994, respectively.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:


                                                March 26,   Dec.  25,
Dollar amounts in millions                        1995        1994
                                                ---------   ---------

Weyerhaeuser                                    $    304    $    411
Real estate and financial services                   357         429

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans and for conversion of issued and outstanding convertible subordinated debentures were 6,765,000 shares at March 26, 1995 and 5,688,000 shares at
December 25, 1994.

Note 9: Commitments and Contingencies

The company's capital expenditures have averaged about $855 million in recent years but are expected to be approximately $1.2 billion in 1995; however, the 1995 expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Weyerhaeuser Company
- -16-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:


                                                   Thirteen Weeks Ended
                                                   ---------------------
                                                   March 26,   March 27,
Dollar amounts in millions                           1995        1994
                                                   ---------   ---------

Net sales and revenues:
  Timberlands and wood products                    $  1,187    $  1,182
  Pulp, paper and packaging                           1,328         903
  Real estate                                           140         200
  Financial services                                     42          60
  Corporate and other                                    48          41
                                                   ---------   ---------
                                                   $  2,745    $  2,386
                                                   =========   =========

Earnings before interest expense and
 income taxes:
  Timberlands and wood products                    $    239    $    283
  Pulp, paper and packaging                             210           5
  Real estate                                             1           1
  Financial services(1)                                   3           6
  Corporate and other                                   (62)        (42)
                                                   ---------   ---------
                                                   $    391    $    253
                                                   =========   =========


(1) Includes net interest expense of $10 million and $18 million related to the financial services businesses.

Results of Operations

Net sales for the first quarter of 1995 were a record $2.75 billion, up 15 percent from the $2.39 billion reported in the same quarter of 1994. Net earnings from operations in the current quarter, also a record, were $207 million or $1.00 per common share, up from the $127 million or 62 cents per common share in the 1994 first quarter.

The timberlands and wood products segment's operating earnings in the 1995 first quarter were $239 million compared with $283 million in the same quarter a year ago. Although lower domestic wood product prices had an unfavorable impact on segment earnings when compared to the 1994 first quarter, overall performance remained strong due to continued strength in the export markets. Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 26, 1995 and March 27, 1994 were as follows:

                                   Third Party Sales       Total Production
                                 ---------------------   ---------------------
                                 Thirteen Weeks Ended    Thirteen Weeks Ended
                                 ---------------------   ---------------------
                                 March 26,   March 27,   March 26,   March 27,
    Products (in millions)         1995        1994        1995        1994
- ------------------------------   ---------   ---------   ---------   ---------

Raw materials-cubic feet              136         149          --          --
Logs-cubic feet                        --          --         238         182
Softwood lumber-board feet          1,042         974         841         803
Softwood plywood and veneer-
  square feet (3/8")                  611         547         313         309
Composite panels-square feet (3/4")   159         159         146         141
Oriented strand board-square
  feet (3/8")                         430         410         402         384
Hardboard-square feet (7/16")          39          39          29          32
Hardwood lumber-board feet             66          58          60          55
Hardwood doors (thousands)            154         145         156         141

Weyerhaeuser Company
- -17-

The pulp, paper and packaging segment's operating earnings were $210 million for the quarter compared with $5 million reported in the same quarter of 1994. Significant price improvement in the pulp, newsprint, paper and packaging markets was the key factor in this continued strong recovery in this segment. Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 26, 1995 and March 27, 1994 were as follows:

                                   Third Party Sales       Total Production
                                 ---------------------   ---------------------
                                 Thirteen Weeks Ended    Thirteen Weeks Ended
                                 ---------------------   ---------------------
                                 March 26,   March 27,   March 26,   March 27,
   Products (in thousands)         1995        1994        1995        1994
- ------------------------------   ---------   ---------   ---------   ---------

Pulp--air-dry metric tons             589         498         542         527
Newsprint-metric tons                 160         165         167         161
Paper-tons                            267         247         263         257
Paperboard-tons                        56          50          57          50
Containerboard-tons                    62          67         613         566
Packaging-MSF                       8,188       8,162       8,650       8,639
Recycling-tons                        265         229         577         479

The company's real estate and financial services segments earned $4 million in the quarter compared with $7 million in the year ago quarter. Higher interest rates have had an impact on the real estate segment as new home sales nationally are at the slowest rate in almost three years. The higher interest rates, as well as the seasonality of home sales, contributed to the lower earnings performance of the financial services segment as both residential loan funding and loan application volume were down from the prior year's first quarter.

The increase in the company's cost of products sold from year to year is consistent with the increases in sales activity for the timberlands and wood products and pulp, paper and packaging segments, while the decrease in costs and operating expenses of the real estate and financial services segments are in alignment with the lower sales activities in those segments.

Other income (expense) is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income or (expense) item for the thirteen week periods ended March 26, 1995 and March 27, 1994 was significant in relation to net earnings.

Liquidity and Capital Resources

During the quarter, the company called the $150 million 9-3/8% debentures which were due in 1998 and sold two new issues, $300 million 8.5% debentures and $250 million 7.95% debentures, both due in 2025. The proceeds from the latter issue were received at month-end and were invested in marketable securities, accounting for the majority of the $292 million increase in cash and short-term investments at the end of the quarter. Other items included in the total working capital increase of $491 million from year-end 1994 were increases in receivables and inventories partially offset by an increase in accounts payable.

The change in cash provided by operations in the real estate and financial services segments from 1994 to 1995 was primarily a result of: (1) loan sales continuing to exceed originations in the company's mortgage banking business; and (2) the cash payment of accrued taxes in 1994 related to higher 1993 income. Debt reductions for this segment were $25 million on the medium term notes in 1995 and a $50 million 9.42% note in 1994.

During the first quarter of both 1995 and 1994, the company paid $62 million in cash dividends. Capital expenditures for 1995 first quarter amounted to $183 million compared to $268 million in the first quarter of 1994. The cash required to meet these and other company needs was generated principally from internal cash flow. The company currently anticipates capital expenditures in 1995 to approximate $1.2 billion.

Earnings before interest expense and income taxes plus non-cash charges for the thirteen week periods ended March 26, 1995 and March 27, 1994 were $284 million and $327 million, respectively, for the timberlands and wood products segment, and $290 million and $74 million, respectively, for the pulp, paper and packaging segment.

Capital expenditures during this period were $55 million by timberlands and wood products, $115 million for pulp, paper and packaging and $13 million by other segments. Expenditures in the pulp, paper and packaging segment were significantly lower than the $215 million spent in the 1994 first quarter as the company's modernization projects at its Longview, Washington and Plymouth, North Carolina complexes are nearing completion.

Weyerhaeuser Company
- -18-

The company is committed to the maintenance of a sound, conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company's capital structure are as follows:

. To view separately the capital structures of Weyerhaeuser Company, Weyerhaeuser Real Estate Company and Weyerhaeuser Financial Services, Inc. given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

. The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Other Items

In April, the company announced that it is in private discussions with potential financial investors about the possibility of forming a joint-venture partnership that would make investments in timberlands and related assets around the world. The size of the venture, of which the company would be a 50 percent owner, would depend upon the specific investments made, but could ultimately reach $1.5 billion over time. The company's contribution to the joint venture would be U.S. timberlands with a market value of approximately $260 million and cash, while the investors group would provide cash contributions of an equal amount.

At the 1995 annual meeting in April, the company announced that the board of directors had approved:

. Raising the company's quarter dividend rate from 30 cents to 40 cents a share effective with the second quarter of 1995. This will result in an annualized rate of $1.60 per common share.

. Authorizing the repurchase of up to 10 million shares of the company's common stock, which is about 5 percent of the current shares outstanding. The company plans to complete the repurchase within a year.

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

Weyerhaeuser Company
- -19-

Part II.    Other Information

Item 1. Legal Proceedings

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of approximately $10 million, plus statutory interest. In September 1994, the United States Court of Federal Claims issued an opinion on the casualty loss issues which will result in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. The company has appealed the decision.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with all but one of the defendants. In July 1993, the trial court dismissed fourteen of the thirty-five sites named in the complaint. In May 1994, the Washington State Supreme Court reversed the trial court's dismissal of those sites. Trial on two sites against the sole remaining defendant began in October 1994 and resulted in a jury verdict which awarded damages to the company with respect to one of the sites. Trial on several additional sites is set for February 1996.

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

The company has also undertaken a review of its ten major pulp and paper facilities to evaluate the facilities' compliance with PSD regulations, and has disclosed the potential of PSD compliance issues to seven state agencies and the EPA. The company is currently working with the states to negotiate settlements for the alleged violations. In April 1995, EPA Region X issued a Notice of Violation to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company has an 80 percent ownership interest. The Notice of Violation addresses alleged PSD violations at NORPAC's Longview, Washington, newsprint manufacturing facility.

The Washington State Department of Ecology has investigated the accidental release of chlorine, chlorine dioxide and non-condensable gasses at the company's pulp mill in Longview, in July 1994 and has issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the non-condensable gasses release. The EPA is also investigating the accidental chlorine release and has indicated that it will seek penalties against the company.

Weyerhaeuser Company
- -20-

Part II.    Other Information

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

In August 1992, the EPA issued an administrative complaint for the assessment of $215 thousand in civil penalties against the company's Longview, Washington facility. The penalties are based upon alleged violations of the record keeping and storage provisions of the polychlorinated biphenyl (PCB) rules contained in the Toxic Substances Control Act. The company and the EPA settled the complaint for a maximum penalty of $118 thousand, 50% of which was paid when the consent agreement was signed. Payment of the remaining 50% was eliminated based on the company's expenditure of $118 thousand to dispose of PCB contaminated transformers at the Longview facility. On October 27, 1994, the EPA issued a Notice of Case Closure, acknowledging that the company had satisfied all of the terms and conditions of the consent agreement.

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County,
Mississippi, on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi, and the alleged fraudulent concealments of such discharge. The complaint also seeks an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Greene County, Alabama, on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. By order dated April 5, 1995, venue of the Alabama action was transferred to Sumter County, Alabama. On January 20, 1995, the court in the Alabama action certified a class of all persons who, as of the date the action commenced, were riparian owners, lessees and licensees of properties located on the Tennessee Tombigbee Waterway in Greene, Sumter, Pickens and Marengo counties, Alabama, and Lowndes and Noxubee counties, Mississippi, to determine whether the company is liable to the members of the class for compensatory and/or punitive damages and to determine the amount of punitive damages, if any, to be awarded to the class as a whole. By order dated April 12, 1995, the geographical boundaries of the class were amended to run from below the Columbus mill's wastewater discharge pipe to the point where the Black Warrior River joins the Tennessee Tombigbee Waterway. The class is estimated to range from approximately 1,000 to 1,500 members. Neither the Mississippi action nor the Alabama action is presently scheduled for trial.

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