Form 10-Q
period 1995-06-25
WEYERHAEUSER CO
filed 1995-08-09
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q


        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the twenty-six weeks ended June 25, 1995 or

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
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
    Title of Each Class                           Which Registered
-------------------------------               ------------------------
Common Shares ($1.25 par value)                Chicago Stock Exchange
                                               New York Stock Exchange
                                               Pacific Stock Exchange
                                               Tokyo Stock Exchange

Rights  to  Purchase Cumulative Preference     New York Stock Exchange
 Shares, Fourth Series



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No ___.

The number of shares outstanding of the registrant's class of common stock, as of July 28, 1995 was 203,284,436 common shares ($1.25 par value).

Weyerhaeuser Company
-2-




























                  This page intentionally left blank.

Weyerhaeuser Company
-3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
             For the Twenty-six Weeks Ended June 25, 1995

                                                                 Page No.
                                                                 --------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                     4-5
            Consolidated Balance Sheet                             6-7
            Consolidated Statement of Cash Flows                   8-9
            Notes to Financial Statements                         11-16

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           17-20

Part II.  Other Information

Item 1.   Legal Proceedings                                       21-23
Item 2.   Changes in Securities                                 (not applicable)
Item 3.   Defaults upon Senior Securities                       (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders       23
Item 5.   Other Information                                     (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                          23


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 25, 1994. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ending June 25, 1995 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                      -----------------------
                                      K. J. Stancato
                                      Duly Authorized Officer and
                                      Principal Accounting Officer

August 9, 1995

Weyerhaeuser Company
-4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
                 For the twenty-six week periods ended
                    June 25, 1995 and June 26, 1994
         (Dollar amounts in millions except per share figures)
                              (Unaudited)
Thirteen weeks ended:                                 June 25,    June 26,
                                                        1995        1994
                                                      --------    --------
Net sales and revenues:
  Weyerhaeuser                                        $ 2,848     $ 2,312
  Real estate and financial services                      226         286
                                                      -------     -------
                                                        3,074       2,598
                                                      -------     -------
Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                             2,015       1,727
     Depreciation, amortization and fee stumpage          139         129
     Selling, general and administrative expenses         181         145
     Research and development expenses                     12          12
     Taxes other than payroll and income taxes             41          37
                                                      -------     -------
                                                        2,388       2,050
                                                      -------     -------

  Real estate and financial services:
     Costs and operating expenses                         171         218
     Depreciation and amortization                          9           7
     Selling, general and administrative expenses          32          39
     Taxes other than payroll and income taxes              2           2
                                                      -------     -------
                                                          214         266
                                                      -------     -------
                                                        2,602       2,316
                                                      -------     -------

Operating income                                          472         282

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                             66          59
     Less interest capitalized                              6          10
     Other income (expense), net                          (19)        (15)
  Real estate and financial services:
     Interest expense incurred                             36          40
     Less interest capitalized                             19          20
     Other income, net                                     10           4
                                                      -------     -------
Earnings before income taxes                              386         202
Income taxes (Note 2)                                     140          73
                                                      -------     -------
Net earnings                                          $   246     $   129
                                                      =======     =======

Per common share (Note 1):
  Net earnings                                        $  1.21     $   .62
                                                      =======     =======

  Dividends paid                                      $   .40     $   .30
                                                      =======     =======






See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-



Twenty-six weeks ended:                               June 25,    June 26,
                                                        1995        1994
                                                      --------    --------
Net sales and revenues:
  Weyerhaeuser                                       $  5,411    $  4,438
  Real estate and financial services                      408         546
                                                     --------    --------
                                                        5,819       4,984
                                                     --------    --------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                             3,826       3,279
     Depreciation, amortization and fee stumpage          268         245
     Selling, general and administrative expenses         341         292
     Research and development expenses                     23          23
     Taxes other than payroll and income taxes             84          76
                                                     --------    --------
                                                        4,542       3,915
                                                     --------    --------

  Real estate and financial services:
     Costs and operating expenses                         301         404
     Depreciation and amortization                         18          15
     Selling, general and administrative expenses          63          83
     Taxes other than payroll and income taxes              4           4
                                                     --------    --------
                                                          386         506
                                                     --------    --------
                                                        4,928       4,421
                                                     --------    --------

Operating income                                          891         563

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                            130         116
     Less interest capitalized                             12          18
     Other income (expense), net                          (41)        (30)
  Real estate and financial services:
     Interest expense incurred                             69          78
     Less interest capitalized                             37          40
     Other income, net                                     14           9
                                                     --------    --------
Earnings before income taxes                              714         406
Income taxes (Note 2)                                     261         150
                                                     --------    --------
Net earnings                                         $    453    $    256
                                                     ========    ========

Per common share (Note 1):
  Net earnings                                       $   2.21    $   1.24
                                                     ========    ========

  Dividends paid                                     $    .70    $    .60
                                                     ========    ========







See Accompanying Notes to Financial Statements


Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
                  June 25, 1995 and December 25, 1994
                     (Dollar amounts in millions)


                                                        June 25,     Dec. 25,
                                                          1995         1994
                                                      ------------  ---------
                                                       (Unaudited)

Assets
------

Weyerhaeuser
  Current assets:
     Cash and short-term investments                  $     107     $     39
     Receivables, less allowances                         1,054          909
     Inventories (Note 3)                                   830          746
     Prepaid expenses                                       283          284
                                                       --------     --------
       Total current assets                               2,274        1,978

  Property and equipment (Note 4)                         6,209        6,196
  Construction in progress                                  697          603
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                           625          610
  Other assets and deferred charges                         216          212
                                                       --------     --------
     Total assets                                        10,021        9,599
                                                       --------     --------

Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                            50           73
  Receivables, less discounts and allowances                 98          116
  Mortgage and construction notes and
    mortgage loans receivable                               534          472
  Investments                                               256          247
  Mortgage-backed certificates and
    other pledged financial instruments                     200          211
  Real estate in process of development,
    less reserves                                           679          668
  Land being processed for development,
    less reserves                                           756          738
  Deferred acquisition costs                                 92           92
  Investments in and advances to joint ventures
    and limited partnerships, less reserves                 440          430
  Other assets                                              327          361
                                                       --------     --------
     Total assets                                         3,432        3,408
                                                       --------     --------


                                                       $ 13,453     $ 13,007
                                                       ========     ========







See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-








                                                        June 25,     Dec. 25,
                                                          1995         1994
                                                       ---------    ---------
                                                      (Unaudited)
Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
  Current liabilities:
     Notes payable                                     $      5     $      6
     Current maturities of long-term debt                   393          321
     Accounts payable                                       679          645
     Accrued liabilities (Note 5)                           667          695
                                                       --------     --------
       Total current liabilities                          1,744        1,667


  Long-term debt (Note 7)                                 2,721        2,713
  Deferred income taxes                                   1,087          986
  Deferred pension and other liabilities                    498          525
  Minority interest in subsidiaries                         106          103
  Commitments and contingencies (Note 9)                     --           --
                                                       --------     --------
     Total liabilities                                    6,156        5,994
                                                       --------     --------


Real estate and financial services
  Notes payable and commercial paper                        728          416
  Collateralized mortgage obligation bonds                  173          183
  Long-term debt (Note 7)                                 1,549        1,770
  Other liabilities                                         333          354
  Commitments and contingencies (Note 9)                     --           --
                                                       --------     --------
     Total liabilities                                    2,783        2,723
                                                       --------     --------


Shareholders' interest (Note 8)
     Common shares:  authorized 400,000,000 shares,
       issued 206,072,890 shares, $1.25 par value           258          258
     Other capital                                          416          416
     Cumulative translation adjustment                      (93)        (107)
     Retained earnings                                    4,042        3,733
     Treasury common shares, at cost:
       2,595,652 and 455,387                               (109)         (10)
                                                       --------     --------
       Total shareholders' interest                       4,514        4,290
                                                       --------     --------

                                                       $ 13,453     $ 13,007
                                                       ========     ========

Weyerhaeuser Company
-8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 For the twenty-six week periods ended June 25, 1995 and June 26, 1994
                     (Dollar amounts in millions)
                              (Unaudited)

                                                               Consolidated
                                                           -------------------
                                                            June 25,  June 26,
                                                              1995      1994
                                                           ---------  --------
Cash flows provided by operations:
  Net earnings                                             $   453    $  256
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage               286       260
     Deferred income taxes, net                                102        52
  Changes in working capital:
     Receivables                                              (126)     (125)
     Inventories, prepaid expenses, real estate and land       (95)      (44)
     Mortgages held for sale                                   (68)      208
     Other liabilities                                         (33)       65
  (Gain) loss on disposition of assets                           8         3
  Other                                                         23        --
                                                           --------   --------
Net cash provided by operations                                550       675
                                                           --------   --------

Cash flows from investing in the business:
  Property and equipment                                      (375)     (532)
  Timber and timberlands                                       (41)      (15)
  Mortgage and investment securities acquired                  (25)       (4)
  Proceeds from sale of:
     Property and equipment                                     12        28
     Business                                                   --        14
     Mortgage and investment securities                         18        87
  Other                                                        (11)       (4)
                                                           --------   --------
Net cash flows from investing in the business                 (422)     (426)
                                                           --------   --------

Cash flows from financing activities:
  Sale of debentures, notes and CMO bonds                      574       240
  Sale of industrial revenue bonds                             100       100
  Notes and commercial paper borrowings, net                   (88)     (239)
  Cash dividends on common shares                             (144)     (123)
  Payments on debentures, notes, bank credit
       agreements, capital leases, industrial
       revenue bonds and CMO bonds                            (425)     (305)
     Purchase of treasury common shares                       (109)       --
     Exercise of stock options                                  10        15
     Other                                                      (1)        2
                                                           --------   --------
Net cash flows from financing activities                       (83)     (310)
                                                           --------   --------

Net increase (decrease) in cash and short-term investments      45       (61)
Cash and short-term investments at beginning of year           112       160
                                                           --------   --------
Cash and short-term investments at end of period           $   157    $   99
                                                           ========   ========
Cash paid (received) during the period for:
     Interest, net of amount capitalized                   $   138    $  137
                                                           ========   ========
     Income taxes                                          $    88    $   92
                                                           ========   ========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-9-






                              Real Estate and
    Weyerhaeuser            Financial Services
---------------------      --------------------
 June 25,    June 26,       June 25,   June 26,
   1995        1994           1995       1994
---------   ---------      ---------  ---------

 $   452     $   247        $     1    $     9

     268         245             18         15
     101          41              1         11

    (144)       (130)            18          5
     (82)        (22)           (13)       (22)
      --          --            (68)       208
     (12)        138            (21)       (73)
       8           7             --         (4)
       5         (17)            18         17
---------    ---------      ---------  ---------
     596         509            (46)       166
---------    ---------      ---------  ---------


    (368)       (522)            (7)       (10)
     (41)        (15)            --         --
      --          --            (25)        (4)

      12           6             --         22
      --          --             --         14
      --          --             18         87
      34         (14)           (45)        10
---------    ---------      ---------  ---------
    (363)       (545)           (59)       119
---------    ---------      ---------  ---------


     559         123             15        117
     100         100             --         --
    (411)         15            323       (254)
    (144)       (123)            --         --


    (169)       (130)          (256)      (175)
    (109)         --             --         --
      10          15             --         --
      (1)          2             --         --
---------    ---------      ---------   ---------
    (165)          2             82        (312)
---------    ---------      ---------   ---------

      68         (34)           (23)        (27)
      39          73             73          87
---------    ---------      ---------   ---------
 $   107      $   39         $   50      $   60
=========    =========      =========   =========

 $   108      $   99         $   30      $   38
=========    =========      =========   =========
 $   103      $   24         $  (15)     $   68
=========    =========      =========   =========



Weyerhaeuser Company
-10-




























                    This page intentionally left blank.

Weyerhaeuser Company
-11-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
 For the twenty-six week periods ended June 25, 1995 and June 26, 1994



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

In  March  1995,  the  FASB  issued  SFAS  No.  121,  "Accounting  for  the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for financial statements for fiscal years beginning after December 15, 1995. The company has not completed its analysis of the impact of this pronouncement on its long-
lived  assets.   However,  the implementation of SFAS No. 121 will result
in a revaluation of some of the real estate holdings of the company's subsidiaries, Weyerhaeuser Real Estate Company and Weyerhaeuser Financial Services, Inc. Based on the company's analysis to date, it is expected this revaluation will have a material adverse effect on the company's results of operations for the year in which this accounting change is implemented; however, it will not have a material impact on the company's current financial position or liquidity.

Weyerhaeuser Company
-12-
Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 205,243,409 and 205,491,304 at June 25, 1995 and June 26, 1994 respectively.

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

Weyerhaeuser Company
-13-
Timber and Timberlands

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

WFS

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

Weyerhaeuser Company
-14-
The Mortgage Securities Corporations were formed for the limited purpose of issuing collateralized mortgage obligation bonds (CMO bonds) secured by Government National Mortgage Association and Federal National Mortgage Association certificates. The CMO bonds are the sole obligation of the issuer, and neither the company nor any affiliated company has guaranteed or is otherwise obligated with respect to the CMO bonds.

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

Note 2: Income Taxes

                                                      Twenty-six Weeks Ended
                                                     ------------------------
                                                      June 25,       June 26,
Dollar amounts in millions                              1995           1994
                                                     ----------    ----------
Federal:
  Current                                             $    82        $    55
  Deferred                                                 92             41
                                                      --------       --------
                                                          174             96
                                                      --------       --------

State:
  Current                                                  15             11
  Deferred                                                  6              3
                                                      --------       --------
                                                           21             14
                                                      --------       --------

Foreign:
  Current                                                  62             32
  Deferred                                                  4              8
                                                      --------       --------
                                                           66             40
                                                      --------       --------

Total                                                 $   261        $   150
                                                      ========       ========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended June 25, 1995 and June 26, 1994, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rate for the twenty-six week periods ended June 25, 1995 and June 26, 1994 were 36.5% and 37% respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Weyerhaeuser Company
-15-

Note 3: Inventories
                                                        June 25,  Dec. 25,
Dollar amounts in millions                                1995      1994
                                                        --------  -------
Logs and chips                                          $   113   $   108
Lumber, plywood and panels                                  131       115
Pulp, newsprint and paper                                    93        88
Containerboard, paperboard and containers                    92        56
Other products                                              126       112
Materials and supplies                                      275       267
                                                        --------   -------
                                                        $   830    $  746
                                                        ========   =======

Note 4: Property and Equipment

                                                       June 25,   Dec. 25,
Dollar amounts in millions                               1995       1994
                                                       --------   --------

Property and equipment, at cost:
  Land                                                 $   161    $   159
  Buildings and improvements                             1,521      1,509
  Machinery and equipment                                8,743      8,557
  Rail and truck roads and other                           628        628
                                                       --------   --------
                                                        11,053     10,853

Less allowance for depreciation
  and amortization                                       4,844      4,657
                                                       --------   --------
                                                       $ 6,209    $ 6,196
                                                       ========   ========

Note 5: Accrued Liabilities
                                                       June 25,   Dec. 25,
Dollar amounts in millions                               1995       1994
                                                       --------   --------

Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                          $   211    $   217
Taxes - social security and real
  and personal property                                     58         63
Interest                                                    78         67
Income taxes                                               100        105
Other                                                      220        243
                                                       --------   --------
                                                       $   667    $   695
                                                       ========   ========

Note 6: Short-Term Debt

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $725 million, all of which could be availed by the company, WRECO and WMC at June 25, 1995 and December 25, 1994.

No portion of these lines has been availed of by the company, WRECO or WMC at June 25, 1995 or December 25, 1994. None of the entities referred to herein is a guarantor of the borrowings of the others.

WMC has short-term special credit lines that provide for borrowings of up to $245 million at June 25, 1995 and $235 million at December 25, 1994. Borrowings against these lines were $125 million and $85 million as of June 25, 1995 and December 25, 1994, respectively.

Weyerhaeuser Company
-16-
Note 7: Long-Term Debt

At June 25, 1995 and December 25, 1994, the company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in July 1994 with a group of banks that provides for borrowings of up to the total amount of $1.55 billion, all of which can be availed of by the company, and $1 billion, which can be availed by WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks.

No portion of this line has been availed of by the company or WMC at June 25, 1995 or December 25, 1994.

At June 25, 1995 and December 25, 1994, WMC had $35 million outstanding against a one-year evergreen credit commitment entered into in 1990.

WMC has a revolving credit agreement with a bank to provide for: (1) borrowings of up to $35 million for two years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks; (2) a commitment fee based on the unused credit; and (3) conversion of the notes as of July 1, 1997, to a five-year term loan payable in equal quarterly installments. At June 25, 1995 and December 25, 1994, $15 million and $20 million, respectively, were outstanding under this agreement.

During 1994, WFS amended a three-year term loan facility that was entered into in 1992 which provides for: (1) borrowings of up to $555 million and $405 million at June 25, 1995 and December 25, 1994, respectively, at LIBOR or other such rates as may be agreed upon by WFS and the banks; and (2) a commitment fee on the unused portion of the credit. $555 million and $405 million were outstanding under this facility at June 25, 1995 and December 25, 1994, respectively.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:


                                                June 25,   Dec. 25,
Dollar amounts in millions                        1995       1994
                                                --------   --------
Weyerhaeuser                                    $   --     $  411
Real estate and financial services                 440        429

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans and for conversion of issued and outstanding convertible subordinated debentures were 6,454,000 shares at June 25, 1995 and 5,688,000 shares at December 25, 1994.

Note 9: Commitments and Contingencies

The company's capital expenditures have averaged about $855 million in recent years but are expected to be approximately $1.1 billion in 1995; however, the 1995 expenditure level could be increased or decreased as a consequence of changes in economic conditions.

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

Weyerhaeuser Company
-17-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:


                                  Thirteen Weeks Ended  Twenty-six Weeks Ended
                                  --------------------  ----------------------
                                    June 25,   June 26,   June 25,   June 26,
Dollar amounts in millions            1995       1994       1995       1994
                                    --------   --------   --------   --------
Net sales and revenues:
  Timberlands and wood products      $ 1,271    $ 1,249    $ 2,458    $ 2,431
  Pulp, paper and packaging            1,496        995      2,824      1,898
  Real estate                            179        239        319        439
  Financial services                      47         47         89        107
  Corporate and other                     81         68        129        109
                                     --------   --------   --------   --------
                                     $ 3,074    $ 2,598    $ 5,819    $ 4,984
                                     ========   ========   ========   ========

Earnings before interest expense
 and income taxes:
  Timberlands and wood products      $   188    $   243    $   429    $   526
  Pulp, paper and packaging              305         30        513         35
  Real estate                             (4)         3         (3)         4
  Financial services(1)                    4          1          7          7
  Corporate and other                    (47)       (26)      (114)       (68)
                                     --------   --------   --------   --------
                                     $   446    $   251    $   832    $   504
                                     ========   ========   ========   ========


(1) Includes interest expense of $17 million and $19 million for thirteen weeks and $32 million and $37 million for twenty-six weeks related to the financial services businesses.

Results of Operations

Second quarter net sales were a record $3.1 billion, which exceeded the 1994 same quarter sales of $2.6 billion by 18 percent. Net earnings from operations in the current quarter, also a record, were $246 million or $1.21 per common share, up 91 percent over the $129 million or 62 cents per common share reported in the 1994 second quarter.

1995 first half sales were $5.8 billion, accounting for a 17 percent increase when compared to $5.0 billion in the first half of last year. Net earnings from operations came in at $453 million, which is a 77 percent increase over the $256 million earned in the same period last year.

The timberlands and wood products segment's operating earnings in the 1995 second quarter were $188 million compared with $243 million in the same quarter a year ago. Year-to-date, this segment earned $429 million in 1995, down from last year's $526 million. The lower domestic wood products prices, which were a factor in the first quarter of 1995, continued to have an unfavorable impact on segment earnings in the current quarter when compared to both the 1994 second quarter and first half results. Continued strength in the export markets contributed positively to the segment's overall performance.

Weyerhaeuser Company
-18-
Third party sales and total production volumes for the major products in this segment were as follows:

                                  Thirteen Weeks Ended        Year-to-date
                                  --------------------     ------------------
                                   June 25,   June 26,     June 25,  June 26,
                                     1995       1994         1995      1994
                                  ---------   --------     --------  --------

Third party sales volumes
(millions):
  Raw materials--cubic feet             132        138         268        287
  Softwood lumber--board feet         1,148      1,125       2,190      2,099
  Softwood plywood and veneer--
       square feet (3/8")               687        718       1,298      1,265
  Composite panels--square feet (3/4")  146        173         305        332
  Oriented strand board--
       square feet (3/8")               452        484         882        894
  Hardboard--square feet (7/16")         49         44          88         83
  Hardwood lumber--board feet            68         65         134        123
  Hardwood doors (thousands)            176        153         330        298

Total production volumes
(millions):
  Logs--cubic feet                      213        150         451        332
  Softwood lumber--board feet           910        825       1,751      1,628
  Softwood plywood and veneer--
       square feet (3/8")               316        316         629        625
  Composite panels--square feet (3/4")  134        158         280        299
  Oriented strand board--
       square feet (3/8")               411        398         813        782
  Hardboard--square feet (7/16")         32         31          61         63
  Hardwood lumber--board feet            64         58         124        113
  Hardwood doors (thousands)            168        146         324        287

Earnings performance in the pulp, paper and packaging segment continued to be very strong as operating earnings were $305 million for the quarter compared with $30 million reported in the same quarter of 1994. This performance, combined with a good first quarter, resulted in 1995 year-to-date earnings of $513 million in contrast to the $35 million earned in the same period last year. Continued price improvement in the pulp, newsprint, paper and packaging markets along with ongoing improvement in operations were the key factors in the sustained recovery in this segment.

Third party sales and total production volumes for the major products in this segment were as follows:

                                Thirteen Weeks Ended      Year-to-date
                                --------------------   ------------------
                                 June 25,  June 26,    June 25,  June 26,
                                   1995      1994        1995      1994
                                 --------  --------    --------  --------
Third party sales volumes
(thousands):
  Pulp--air-dry metric tons          610       549       1,199     1,047
  Newsprint--metric tons             170       153         330       318
  Paper--tons                        252       254         519       501
  Paperboard--tons                    60        51         116       101
  Containerboard--tons                72        63         134       130
  Packaging--MSF                   8,498     8,858      16,686    17,020
  Recycling--tons                    354       234         619       463

Total production volumes
(thousands):
  Pulp--air-dry metric tons          590       501       1,132     1,028
  Newsprint--metric tons             167       157         334       318
  Paper--tons                        262       246         525       503
  Paperboard--tons                    60        53         117       103
  Containerboard--tons               583       596       1,196     1,162
  Packaging--MSF                   8,887     9,131      17,537    17,770
  Recycling--tons                    661       509       1,238       988


Weyerhaeuser Company
-19-

The company's real estate and financial services segments were slightly better than break-even for the quarter compared with earnings of $4 million in the year ago quarter. The real estate segment results have been impacted by decreased single family closings. Falling interest rates during the quarter have increased loan financing in the mortgage banking business and contributed to positive earnings; however, the seasonality of home sales and higher interest rates in the first quarter have resulted in year-to-date earnings equaling the 1994 first half results.

The increase in the company's cost of products sold in both the thirteen and twenty-six week periods compared to last year is consistent with the increase in sales activity principally for the pulp, paper and packaging segment. The increase in depreciation expense is a result of the completion and start-up of several mill modernization projects in the pulp, paper and packaging segment.

The decreases in costs and operating expenses of real estate and financial services are in line with the lower sales activities in those segments.

Other income (expense) is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income (or expense) item for the thirteen and twenty-six week periods ended June 25, 1995 and June 26, 1994 was significant in relation to net earnings.

Liquidity and Capital Resources

During the first half of 1995, the company sold $100 million of industrial revenue bonds, $300 million of 8.5% debentures and $250 million of 7.95% debentures, called $150 million of 9-3/8% debentures and retired $411 million of commercial paper. The 1995 year-to-date increase in net working capital of $219 million consists primarily of increases in receivables and inventories due to increased business activity and an increase in cash, partially offset by an increase in the current maturities of long-term debt.

The year-to-date change in cash provided by operations in the real estate and financial services segments from 1994 to 1995 was due primarily to origination activity exceeding sales of mortgage loans in the company's mortgage banking business. Commercial paper borrowings increased during the year to finance construction activity in the real estate segment and to fund mortgage loan originations and pay down higher cost long-term debt in the financial services segment.

The company paid $144 million in cash dividends in the first half of 1995 compared to $123 million in the same period of 1994. This increase reflects raising the company's quarterly dividend from 30 cents to 40 cents effective with the current quarter.

Capital expenditures for 1995 year-to-date amounted to $416 million compared to $547 million in the first half of 1994. The 1995 expenditures by segment were $153 million by timberlands and wood products, $236 million for pulp, paper and packaging and $27 million by other segments. Expenditures in the pulp, paper and packaging segment were significantly lower than the $424 million spent during the same period in 1994, reflecting the completion of the company's modernization projects at Longview, Washington and Plymouth, North Carolina. The company currently anticipates capital expenditures in 1995 to approximate $1.1 billion.

The cash needed to meet these and other company needs was generated principally from internal cash flow.

Earnings before interest expense and income taxes plus non-cash charges for the twenty-six week periods ended June 25, 1995 and June 26, 1994 were $526 million and $613 million, respectively, for the timberlands and wood products segment, and $675 million and $178 million, respectively, for the pulp, paper and packaging segment.

The company is committed to the maintenance of a sound, conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

Weyerhaeuser Company
-20-
The important elements of the policy governing the company's capital structure are as follows:

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

Accounting Pronouncement

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for financial statements for fiscal
years  beginning  after  December  15,  1995.   The  company  has  not
completed its analysis of the impact of this pronouncement on its long-lived assets. However, the implementation of SFAS No. 121 will result in a revaluation of some of the real estate holdings of the company's subsidiaries, Weyerhaeuser Real Estate Company and Weyerhaeuser Financial Services, Inc. Based on the company's analysis to date, it is expected this revaluation will have a material adverse effect on the company's results of operations for the year in which this accounting change is implemented; however, it will not have a material impact on the company's current financial position or liquidity.

Other Items

 . The company has embarked on a new series of business improvement plans during the quarter which targets $650 million in pre-tax operating improvements measured in 1994 prices and costs by year-end 1997. This exceeds, by $250 million, the original goal of $400 million.

 . In April, the company announced that it is in private discussions with potential financial investors about the possibility of forming a joint-venture partnership that would make investments in timberlands and related assets around the world. The size of the venture, of which the company would be a 50 percent owner, would depend upon the specific investments made, but could ultimately reach $1.5 billion over time. The company's contribution to the joint venture would be U. S. timberlands with a market value of approximately $260 million and cash, while the investors group would provide cash contributions of an equal amount.

 .  The   ten  million  share  repurchase  program  announced  at  the company's annual meeting has been implemented and 2.6 million shares were purchased in the second quarter.


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

Weyerhaeuser Company
-21-
Part II.    Other Information

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

The company reviewed all its wood products facilities for compliance with the Prevention of Significant Deterioration (PSD) regulations and disclosed PSD compliance issues to certain state agencies and the Environmental Protection Agency (EPA). The company and the State of Mississippi Department of Environmental Quality have entered into a consent agreement concerning PSD regulations at company facilities in Philadelphia and Bruce, Mississippi, involving penalties of $170 thousand. The State of Alabama has issued a compliance order with penalties totaling $100 thousand for noncompliance with PSD regulations at the company's Millport facility. The company and North Carolina's Division of Environmental Management have entered into a consent agreement for its Elkin, North Carolina facility involving penalties of $140 thousand and concluded a separate consent agreement for its Moncure, North Carolina facility involving penalties of $140 thousand. The company has signed a consent agreement including penalties of $140 thousand relating to PSD issues at the company's Wright City, Oklahoma facility with the State of Oklahoma Department of Environmental Quality. The company has signed consent agreements with the State of Arkansas concerning PSD related issues for facilities in Dierks and Mountain Pine, involving $375 thousand in total penalties for both facilities. Region V of the EPA has issued a Notice of Violation for permit violations at the company's Grayling, Michigan facility. The company has negotiated a settlement of those alleged permit violations and other PSD related issues with the Michigan Department of Natural Resources that involves penalties of approximately $499 thousand. The company received from the Lane County, Oregon Regional Air Pollution Control Authority (LRAPA) a draft Notice of Violation which seeks penalties for alleged PSD violations at the company's Springfield, Oregon particleboard operations. LRAPA informed the company in July 1995 that it will withdraw its draft Notice of Violation and will not seek fines or penalties. In September 1992, the EPA issued a Section 114 Request for Information concerning PSD compliance at the company's oriented strand board and medium density fiberboard mills. In June 1993, the EPA issued a similar Section 114 request for the company's plywood and particleboard mills. The EPA issued a Notice of Violation in August 1994 for nine company facilities (including the Plymouth, North Carolina and Adel, Georgia wood products facilities and all of the facilities mentioned above except the Grayling, Michigan, Springfield, Oregon and Bruce, Mississippi wood products facilities) as part of its national PSD enforcement action against the company and other forest product companies. On July 5, 1995, the EPA notified the company that it would not seek fines or penalties for the company's wood product facilities in addition to those imposed by the states.

Weyerhaeuser Company
-22-
Part II.    Other Information

Item 1. Legal Proceedings - continued

The company has also undertaken a review of its ten major pulp and paper facilities to evaluate the facilities' compliance with PSD regulations, and has disclosed the potential of PSD compliance issues to seven state agencies and the EPA. The company is currently working with the states to negotiate settlements for the alleged violations. In April 1995, EPA Region X issued a Notice of Violation to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company has an 80 percent ownership interest. The Notice of Violation addresses alleged PSD violations at NORPAC's Longview, Washington newsprint manufacturing facility. In accordance with instructions from EPA, the company and the Washington State Department of Ecology are working to resolve the issues raised in the Notice of Violation. The company is also negotiating with the State of Oklahoma regarding the resolution of alleged PSD violations at the company's Valliant, Oklahoma containerboard manufacturing facility.

The Washington State Department of Ecology has investigated the accidental release of chlorine, chlorine dioxide and non-condensable gasses at the company's pulp mill in Longview, in July 1994 and has issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the non-condensable gasses release. In June 1994, EPA issued an Administrative Complaint against the company, seeking penalties of $225 thousand and alleging a failure to timely report the chlorine release.

On  April  9, 1993, the company entered into a Stipulated Final  Order
(SFO) with the Oregon Department of Environmental Quality for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon containerboard facility. The SFO establishes a compliance schedule for installing control technology. A supplemental SFO assessed upfront penalties of $247 thousand and penalties of 500 dollars per day until compliance is demonstrated. The SFO required demonstrated compliance by December 1993 and a historical evaluation of the facility's PSD status. The company submitted an initial PSD review to the state in December 1993. A revised report was delivered to the state in March 1995.

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

Weyerhaeuser Company
-23-
Part II.    Other Information

Item 1. Legal Proceedings - continued

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

Item 4. Submission of Matters to a Vote of Security Holders


Reference is hereby made to the 1995 Weyerhaeuser Company First Quarter and Annual Meeting Report to Shareholders for information about the matters voted upon and the votes cast with respect thereto at the annual meeting of the Shareholders of Weyerhaeuser Company on April 20, 1995.

Item 6. Exhibits and Reports on Form 8-K


(a) Not applicable.

(b) The registrant has not filed a report on Form 8-K during the fiscal quarter for which this report on Form 10-Q is filed.