Form 10-Q
period 1995-09-24
WEYERHAEUSER CO
filed 1995-11-03
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirty-nine weeks ended September 24, 1995 or

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
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
    Title of Each Class                        Which Registered
-------------------------------           ---------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of October 27, 1995 was 201,710,008 common shares ($1.25 par value).

Weyerhaeuser Company
-2-




























                  This page intentionally left blank.

Weyerhaeuser Company
-3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
          For the Thirty-nine Weeks Ended September 24, 1995

                                                                 Page No.
                                                              --------------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                      4-5
            Consolidated Balance Sheet                              6-7
            Consolidated Statement of Cash Flows                    8-9
            Notes to Financial Statements                          10-16

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            17-20

Part II.  Other Information

Item 1.   Legal Proceedings                                        21-22
Item 2.   Changes in Securities                               (not applicable)
Item 3.   Defaults upon Senior Securities                     (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.   Other Information                                   (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                           22


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 25, 1994. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ending September 24, 1995 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                     ----------------------------
                                      K. J. Stancato
                                      Duly Authorized Officer and
                                      Principal Accounting Officer

November 3, 1995

Weyerhaeuser Company
-4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
          For the thirteen and thirty-nine week periods ended
               September 24, 1995 and September 25, 1994
         (Dollar amounts in millions except per share figures)
                              (Unaudited)
Thirteen weeks ended:                                    Sept. 24,   Sept. 25,
                                                           1995        1994
                                                         ---------   ---------
[S]                                                     [C]         [C]
Net sales and revenues:
  Weyerhaeuser                                           $  2,895    $  2,388
  Real estate and financial services                          217         293
                                                         ---------   ---------
                                                            3,112       2,681
                                                         ---------   ---------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                                 2,010       1,784
     Depreciation, amortization and fee stumpage              127         121
     Selling, general and administrative expenses             194         159
     Research and development expenses                         12          11
     Taxes other than payroll and income taxes                 29          38
                                                         ---------   ---------
                                                            2,372       2,113
                                                         ---------   ---------

  Real estate and financial services:
     Costs and operating expenses                             160         230
     Depreciation and amortization                              8           7
     Selling, general and administrative expenses              36          35
     Taxes other than payroll and income taxes                  2           2
     Charges for impairment of long-lived assets (Note 1)     291          --
                                                         ---------    --------
                                                              497         274
                                                         ---------    --------
                                                            2,869       2,387
                                                         ---------    --------

Operating income                                              243         294

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                                 71          60
     Less interest capitalized                                  4           8
     Other income (expense), net                              (14)         (3)
  Real estate and financial services:
     Interest expense incurred                                 38          37
     Less interest capitalized                                 20          19
     Other income, net                                          5           3
                                                         ---------    --------
Earnings before income taxes                                  149         224
Income Taxes (Note 2)                                          54          80
                                                         ---------    --------
Net earnings                                             $     95     $   144
                                                         =========    ========

Per common share (Note 1):
  Net earnings                                           $    .47     $   .71
                                                         =========    ========

  Dividends paid                                         $    .40     $   .30
                                                         =========    ========




See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-








Thirty-nine weeks ended:                                 Sept. 24,  Sept. 25,
                                                           1995       1994
                                                         ---------  ---------
Net sales and revenues:
  Weyerhaeuser                                           $  8,306   $  6,826
  Real estate and financial services                          625        839
                                                         ---------  ---------
                                                            8,931      7,665
                                                         ---------  ---------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                                 5,836      5,063
     Depreciation, amortization and fee stumpage              395        366
     Selling, general and administrative expenses             535        451
     Research and development expenses                         35         34
     Taxes other than payroll and income taxes                113        114
                                                         ---------  ---------
                                                            6,914      6,028
                                                         ---------  ---------

  Real estate and financial services:
     Costs and operating expenses                             461        634
     Depreciation and amortization                             26         22
     Selling, general and administrative expenses              99        118
     Taxes other than payroll and income taxes                  6          6
     Charges for impairment of long-lived assets (Note 1)     291         --
                                                         ---------  ---------
                                                              883        780
                                                         ---------  ---------
                                                            7,797      6,808
                                                         ---------  ---------

Operating income                                            1,134        857

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                                201        176
     Less interest capitalized                                 16         26
     Other income (expense), net                              (55)       (33)
  Real estate and financial services:
     Interest expense incurred                                107        115
     Less interest capitalized                                 57         59
     Other income, net                                         19         12
                                                         ---------  ---------
Earnings before income taxes                                  863        630
Income taxes (Note 2)                                         315        230
                                                         ---------  ---------
Net earnings                                             $    548   $    400
                                                         =========  =========

Per common share (Note 1):
  Net earnings                                           $   2.68   $   1.95
                                                         =========  =========

  Dividends paid                                         $   1.10   $    .90
                                                         =========  =========





See Accompanying Notes to Financial Statements


Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
               September 24, 1995 and December 25, 1994
                     (Dollar amounts in millions)


                                                        Sept. 24,    Dec. 25,
                                                          1995         1994
                                                       ----------   ---------
                                                       (Unaudited)
Assets
------

Weyerhaeuser
  Current assets:
     Cash and short-term investments, including
       restricted deposits in 1995                      $   182     $    190
     Receivables, less allowances                         1,077          909
     Inventories (Note 3)                                   874          746
     Prepaid expenses                                       291          284
                                                        --------    ---------
       Total current assets                               2,424        2,129

  Property and equipment (Note 4)                         6,229        6,196
  Construction in progress                                  759          603
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                           623          610
  Other assets and deferred charges                         207          212
                                                        --------    ---------
     Total assets                                        10,242        9,750
                                                        --------    ---------


Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                            45           73
  Receivables, less discounts and allowances                100          116
  Mortgage and construction notes and
    mortgage loans receivable                               612          472
  Investments                                                75          247
  Mortgage-backed certificates and
    other pledged financial instruments                     192          211
  Real estate in process of development,
    less reserves                                           611          668
  Land being processed for development,
    less reserves                                           688          738
  Deferred acquisition costs                                 89           92
  Investments in and advances to joint ventures
    and limited partnerships, less reserves                 234          430
  Other assets                                              450          361
                                                        --------    ---------
     Total assets                                         3,096        3,408
                                                        --------    ---------



                                                        $13,338      $13,158
                                                        ========     ========







See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-








                                                         Sept. 24,   Dec. 25,
                                                           1995        1994
                                                        ----------  ---------
                                                       (Unaudited)
Liabilities and shareholders' interest

Weyerhaeuser
  Current liabilities:
     Notes payable                                       $     7    $      6
     Current maturities of long-term debt                    432         321
     Accounts payable (Note 1)                               756         796
     Accrued liabilities (Note 5)                            654         695
                                                        ----------  ---------
       Total current liabilities                           1,849       1,818


  Long-term debt (Note 7)                                  2,681       2,713
  Deferred income taxes                                    1,173         986
  Deferred pension and other liabilities                     508         525
  Minority interest in subsidiaries                          106         103
  Commitments and contingencies (Note 9)                      --          --
                                                        ----------  ---------
     Total liabilities                                     6,317       6,145
                                                        ----------  ---------


Real estate and financial services
  Notes payable and commercial paper                         702         416
  Collateralized mortgage obligation bonds                   166         183
  Long-term debt (Note 7)                                  1,395       1,770
  Other liabilities                                          292         354
  Commitments and contingencies (Note 9)                      --          --
                                                        ----------  ---------
     Total liabilities                                     2,555       2,723
                                                        ----------  ---------



Shareholders' interest (Note 8)
     Common shares:  authorized 400,000,000 shares,
       issued 206,072,890 shares, $1.25 par value            258        258
     Other capital                                           413        416
     Cumulative translation adjustment                       (83)      (107)
     Retained earnings                                     4,056      3,733
     Treasury common shares, at cost:
       4,066,962 and 455,387                                (178)       (10)
                                                        ----------  ---------
       Total shareholders' interest                        4,466      4,290
                                                        ----------  ---------

                                                         $13,338    $13,158
                                                        ==========  ========


Weyerhaeuser Company
-8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
     For the thirty-nine week periods ended September 24, 1995 and
                          September 25, 1994
                     (Dollar amounts in millions)
                              (Unaudited)

                                                              Consolidated
                                                          --------------------
                                                          Sept. 24,  Sept. 25,
                                                             1995     1994
                                                          --------- ----------
Cash flows provided by operations:
  Net earnings                                              $  548   $  400
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage               421      388
     Deferred income taxes, net                                 90       78
  Changes in working capital:
     Receivables                                              (150)    (108)
     Inventories, prepaid expenses, real estate and land      (170)      (2)
     Mortgages held for sale                                  (145)     194
     Other liabilities                                         (80)     123
  (Gain) loss on disposition of assets                          17        3
  Charges for impairment of long-lived assets                  291       --
  Other                                                         24      (61)
                                                           --------- --------
Net cash provided by operations                                846    1,015
                                                           --------- --------

Cash flows from investing in the business:
  Property and equipment                                      (588)    (783)
  Timber and timberlands                                       (49)     (19)
  Mortgage and investment securities acquired                  (20)     (32)
  Proceeds from sale of:
     Property and equipment                                     15       35
     Business                                                   --       14
     Mortgage and investment securities                        197      131
  Other                                                         (4)      (1)
                                                           --------- --------
Net cash flows from investing in the business                 (449)    (655)
                                                           --------- --------

Cash flows from financing activities:
  Sale of debentures, notes and CMO bonds                      611      133
  Sale of industrial revenue bonds                             100      127
  Notes and commercial paper borrowings, net                  (210)    (188)
  Cash dividends on common shares                             (225)    (185)
  Payments on debentures, notes, bank credit
       agreements, capital leases, industrial
       revenue bonds and CMO bonds                            (535)    (343)
     Purchase of treasury common shares                       (188)      --
     Exercise of stock options                                  17       15
     Other                                                      (3)      (1)
                                                           --------- --------
Net cash flows from financing activities                      (433)    (442)
                                                           --------- --------

Net increase (decrease) in cash and short-term investments     (36)     (82)
Cash and short-term investments at beginning of year           263      279
                                                           --------- --------
Cash and short-term investments at end of period            $  227   $  197
                                                           ========= ========
Cash paid (received) during the period for:
     Interest, net of amount capitalized                    $  252   $  232
                                                           ========= ========
     Income taxes                                           $  171   $  132
                                                           ========= ========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-9-






                              Real Estate and
       Weyerhaeuser          Financial Services
   --------------------     --------------------
   Sept. 24,  Sept. 25,     Sept. 24,  Sept. 25,
     1995       1994          1995       1994
   ---------  ---------     ---------  ---------

    $  740      $ 389         $(192)    $   11

       395        366            26         22
       187         74           (97)         4

      (167)      (118)           17         10
      (134)        (6)          (36)         4
        --         --          (145)       194
       (95)       195            15        (72)
        17          7            --         (4)
        --         --           291         --
        21        (28)            3        (33)
    --------   --------       -------   --------
       964        879          (118)       136
    --------   --------       -------   --------


      (577)      (771)          (11)       (12)
       (49)       (19)           --         --
        --         --           (20)       (32)

        15         12            --         23
        --         --            --         14
        --         --           197        131
       (41)        (7)           37          6
    --------   --------       -------   --------
      (652)      (785)          203        130
    --------   --------       -------   --------


       566         17            45        116
       100        127            --         --
      (411)       (66)          201       (122)
      (225)      (185)           --         --


      (176)       (41)         (359)      (302)
      (188)        --            --         --
        17         15            --         --
        (3)        (1)           --         --
    --------   --------      --------   --------
      (320)      (134)         (113)      (308)
    --------   --------      --------   --------

        (8)       (40)          (28)       (42)
       190        192            73         87
    --------   --------      --------   --------

    $  182      $ 152         $  45      $  45
    ========   ========      ========   ========

    $  204      $ 175         $  48      $  57
    ========   ========      ========   ========
    $  186      $  63         $ (15)     $  69
    ========   ========      ========   ========

Weyerhaeuser Company
-10-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
     For the thirty-nine week periods ended September 24, 1995 and
                          September 25, 1994



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

Changes in Accounting Principles

In 1994, the company implemented Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting be used for the cost of benefits provided to former or inactive employees who have not yet retired. The adoption of this pronouncement, which required a cumulative catch-up charge to earnings, did not have a significant impact on the company's results of operations or its financial position.

In 1995, the company implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which amended SFAS No. 114 to allow creditors to use existing methods for recognizing interest on impaired loans and also requires creditors to disclose certain information about how interest income was recognized on impaired loans. The adoption of these pronouncements did not have a significant impact on results of operations or financial position.

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

In the 1995 third quarter, the company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets   to   Be   Disposed  Of,"  which  was  issued  by   the   Financial
Accounting  Standards  Board  (FASB) in March  1995.   The  effect  of  the
implementation  of  this  pronouncement, which caused  the  revaluation  of certain real estate assets, along with the company's decision to accelerate the disposition of some of those real estate assets, was a charge of $291 million to operations in the quarter. This revaluation did not have a material impact on the company's current financial position or liquidity.

Weyerhaeuser Company
-11-

Prospective Accounting Changes

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights--an Amendment of FASB Statement No. 65," which modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change constitutes a simplification in procedures, eliminating the separate treatment of servicing rights acquired through loan origination and those acquired through purchasing transactions, as previously required under SFAS No. 65. This pronouncement shall be applied prospectively in fiscal years beginning after December 15, 1995. The company believes the future adoption of this pronouncement by its mortgage banking subsidiary will not have a significant impact on results of operations or financial position.

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 204,508,087 and 205,521,610 at September 24, 1995 and September 25, 1994, respectively.

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

Weyerhaeuser Company
-12-

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $128 million and $151 million at September 24, 1995 and December 25, 1994, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Reclassifications

Certain   reclassifications  have  been  made  to  conform  prior  periods'
data to the current format.

Weyerhaeuser Company
-13-

WRECO

WRECO recognizes income from the sales of single family housing units when construction has been completed, required down payments received and title has passed to the customer. Income from the sales of multi-family, commercial properties, developed lots and undeveloped land is recognized when required down payments are received and other income recognition criteria are satisfied.

Real estate is stated at the lower of cost or fair value. The determination of fair value is based on market pricing of comparable assets when available, or the present value of expected future cash flows from these assets. Changes in future market conditions, interest rates and company plans may affect estimates of fair value. Land, land development and construction costs, including capitalized carrying costs, are accumulated and allocated to individual units in proportion to relative sales value.

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

Weyerhaeuser Company
-14-

Note 2: Income Taxes

Provisions for income taxes include the following:       Thirty-nine Weeks
                                                               Ended
                                                        --------------------
                                                        Sept. 24,  Sept. 25,
Dollar amounts in millions                                 1995       1994
                                                        ---------  ---------
Federal:
  Current                                               $   114    $    81
  Deferred                                                   74         61
                                                        --------   --------
                                                            188        142
                                                        --------   --------

State:
  Current                                                    21         17
  Deferred                                                    6          4
                                                        --------   --------
                                                             27         21
                                                        --------   --------

Foreign:
  Current                                                    90         54
  Deferred                                                   10         13
                                                        --------   --------
                                                            100         67
                                                        --------   --------

Total                                                   $   315    $   230
                                                        ========   ========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended September 24, 1995 and September 25, 1994, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rate for the thirty-nine week periods ended September 24, 1995 and September 25, 1994 was 36.5%.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 3: Inventories
                                                        Sept. 24,   Dec. 25,
Dollar amounts in millions                                1995        1994
                                                        ---------  ---------
Logs and chips                                           $  137      $ 108
Lumber, plywood and panels                                  113        115
Pulp, newsprint and paper                                   116         88
Containerboard, paperboard and containers                   101         56
Other products                                              135        112
Materials and supplies                                      272        267
                                                        ---------  ---------
                                                         $  874     $  746
                                                        =========  =========

Weyerhaeuser Company
-15-

Note 4: Property and Equipment

                                                        Sept. 24,   Dec. 25,
Dollar amounts in millions                                1995        1994
                                                        ---------   --------

Property and equipment, at cost:
  Land                                                  $    164    $   159
  Buildings and improvements                               1,535      1,509
  Machinery and equipment                                  8,774      8,557
  Rail and truck roads and other                             618        628
                                                        ---------   --------
                                                          11,091     10,853

Less allowance for depreciation
  and amortization                                         4,862      4,657
                                                        ---------   --------
                                                        $  6,229    $ 6,196
                                                        =========   ========

Note 5: Accrued Liabilities
                                                         Sept. 24,  Dec. 25,
Dollar amounts in millions                                 1995       1994
                                                         ---------  --------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                            $   235    $   217
Taxes - social security and real
  and personal property                                       62         63
Interest                                                      48         67
Income taxes                                                  85        105
Other                                                        224        243
                                                         ---------  --------
                                                         $   654    $   695
                                                         =========  ========

Note 6: Short-Term Debt

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $725 million, all of which could be availed by the company, WRECO and WMC at September 24, 1995 and December 25, 1994.

No portion of these lines has been availed of by the company, WRECO or WMC at September 24, 1995 or December 25, 1994. None of the entities referred to herein is a guarantor of the borrowings of the others.

WMC has short-term special credit lines that provide for borrowings of up to $245 million at September 24, 1995 and $235 million at December 25, 1994. Borrowings against these lines were $136 million and $85 million as of September 24, 1995 and December 25, 1994, respectively.

Weyerhaeuser Company
-16-
Note 7: Long-Term Debt

At September 24, 1995 and December 25, 1994, the company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in July 1994 with a group of banks that provides for borrowings of up to the total amount of
$1.55 billion, all of which can be availed of by the company, and $1 billion, which can be availed by WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks.

No portion of this line has been availed of by the company or WMC at September 24, 1995 or December 25, 1994.

At September 24, 1995 and December 25, 1994, WMC had $15 million outstanding against a one-year evergreen credit commitment entered into in 1990.

WMC  has  a  revolving credit agreement with a bank  to  provide  for:
(1) borrowings of up to $35 million for two years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks; (2) a commitment fee based on the unused credit; and (3) conversion of the notes as of July 1, 1997, to a five-year term loan payable in equal quarterly installments. At September 24, 1995 and December 25, 1994, $10 million and $20 million, respectively, were outstanding under this agreement.

During 1994, WFS amended a three-year term loan facility that was entered into in 1992 which provides for: (1) borrowings of up to $525 million and $405 million at September 24, 1995 and December 25, 1994, respectively, at LIBOR or other such rates as may be agreed upon by WFS and the banks; and (2) a commitment fee on the unused portion of the credit. $525 million and $405 million were outstanding under
this   facility  at  September  24,  1995  and  December   25,   1994,
respectively.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:


                                                Sept. 24,   Dec. 25,
Dollar amounts in millions                        1995        1994
                                                ---------   --------
Weyerhaeuser                                     $   --      $  411
Real estate and financial services                  344         429

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans and for conversion of issued and outstanding convertible subordinated debentures were 6,105,000 shares at September 24, 1995 and 5,688,000 shares at December 25, 1994.

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

Weyerhaeuser Company
-17-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:


                                      Thirteen Weeks         Thirty-nine
                                          Ended              Weeks Ended
                                   --------------------  --------------------
                                   Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
Dollar amounts in millions           1995       1994       1995       1994
                                   ---------  ---------  ---------  ---------
Net sales and revenues:
  Timberlands and wood products     $ 1,263   $ 1,279     $ 3,721    $ 3,710
  Pulp, paper and packaging           1,573     1,054       4,397      2,952
  Real estate                           169       243         488        682
  Financial services                     48        50         137        157
  Corporate and other                    59        55         188        164
                                   ---------  ---------   --------   --------
                                    $ 3,112   $ 2,681     $ 8,931    $ 7,665
                                   =========  =========   ========   ========

Earnings before interest expense and
 income taxes:
  Timberlands and wood products      $  196    $  246     $   625    $   772
  Pulp, paper and packaging             364        64         877         99
  Real estate(1)                       (236)        2        (239)         6
  Financial services(1) (2)             (57)        2         (50)         9
  Corporate and other                   (51)      (38)       (165)      (106)
                                    --------   --------  ---------   ---------
                                     $  216    $  276     $ 1,048    $   780
                                    ========   ========  =========   =========

(1) 1995 third quarter and year-to-date results include charges of $233 million and $58 million for Real estate and Financial services, respectively, for the implementation of Statement of Financial Accounting
    Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

(2) Includes interest expense of $18 million and $18 million for thirteen weeks and $50 million and $56 million for thirty-nine weeks related to the financial services businesses.

Results of Operations

Consolidated third quarter net sales were $3.1 billion, 16 percent over the $2.7 billion reported in the same quarter of 1994. Net earnings for the current quarter were $95 million, or 47 cents per common share, compared to $144 million or 71 cents per common share reported in the 1994 third quarter. The current quarter results include an after-tax charge of $184.5 million, or 90 cents per common share, for the implementation of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

1995 thirty-nine week consolidated sales were $8.9 billion, which is a 17 percent increase over the $7.7 billion in the same period last year. Net earnings for the 1995 thirty-nine week period were $548 million, or $2.68 per common share, for a 37 percent increase over the $400 million earnings and $1.95 per common share reported in 1994.

The timberlands and wood products segment reported operating earnings of $196 million for the current quarter, up from the $188 million reported last quarter, but less than the $246 million in operating earnings in the same quarter a year ago. Year-to-date, this segment has earned $625 million, compared to last year's earnings of $772 million. Log exports for the quarter were lower than in both the preceding quarter and the same quarter a year ago, while the domestic markets experienced some gains this quarter over previous quarters due to an improvement in the housing market and a stronger wood chip market.

Weyerhaeuser Company
-18-
Third party sales and total production volumes for the major products in this segment were as follows:

                                     Thirteen Weeks Ended     Year-to-date
                                     --------------------  --------------------
                                     Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                       1995       1994       1995       1994
                                     ---------  ---------  ---------  ---------
Third party sales volumes
(millions):
  Raw materials--cubic feet              136        134       404        421
  Softwood lumber--board feet          1,262      1,167     3,452      3,266
  Softwood plywood and veneer--
     square feet (3/8")                  701        744     1,999      2,009
  Composite panels--square feet (3/4")   173        165       478        497
  Oriented strand board--
    square feet (3/8")                   453        464     1,335      1,358
  Hardboard--square feet (7/16")          55         43       143        126
  Hardwood lumber--board feet             69         66       203        189
  Hardwood doors (thousands)             155        160       485        458

Total production volumes
(millions):
  Logs--cubic feet                       225        161       676        493
  Softwood lumber--board feet            835        787     2,586      2,415
  Softwood plywood and veneer--
    square feet (3/8")                   320        313       949        938
  Composite panels--square feet (3/4")   149        149       429        448
  Oriented strand board--
    square feet (3/8")                   408        387     1,221      1,169
  Hardboard--square feet (7/16")          31         30        92         93
  Hardwood lumber--board feet             67         57       191        170
  Hardwood doors (thousands)             161        160       485        447

Strong earnings performances continued in the pulp, paper and packaging segment with operating earnings of $364 million on sales of $1.6 billion in the quarter compared to earnings of $64 million and sales of $1.1 billion reported in the same quarter of 1994. Year-to-date, this segment reported $877 million of operating earnings in contrast to the $99 million earned in the same period last year. Sales for the thirty-nine week period were $4.4 billion, nearly a 50 percent increase over the 1994 year-to-date performance. Compared to the year ago quarter, all businesses in the segment are experiencing strong pricing. When compared with the 1995 second quarter, market pulp continues to improve while some of the other businesses slowed, primarily the recycling business which is experiencing weaker prices and the packaging business where volumes have weakened in line with general industry trends.

Third party sales and total production volumes for the major products in this segment were as follows:

                                Thirteen Weeks Ended     Year-to-date
                                --------------------  --------------------
                                Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                  1995       1994       1995       1994
                                ---------  ---------  ---------  ---------
Third party sales volumes
(thousands):
  Pulp--air-dry metric tons          628       517      1,827     1,564
  Newsprint--metric tons             163       154        493       472
  Paper--tons                        242       255        761       756
  Paperboard--tons                    55        54        171       155
  Containerboard--tons                58        58        192       188
  Packaging--MSF                   8,471     8,934     25,157    25,954
  Recycling--tons                    390       252      1,009       715

Total production volumes
(thousands):
  Pulp--air-dry metric tons          561       522      1,607     1,550
  Newsprint--metric tons             165       162        499       480
  Paper--tons                        259       251        784       754
  Paperboard--tons                    53        44        170       147
  Containerboard--tons               598       593      1,794     1,755
  Packaging--MSF                   8,840     9,352     26,377    27,122
  Recycling--tons                    683       518      1,921     1,506

Weyerhaeuser Company
-19-

The company's real estate and financial services segments posted a combined loss of $293 million during the current quarter. $291 million of this loss came from two related actions: (1) the implementation of SFAS No. 121, which required the company to change its method of valuing long-lived assets, and (2) the company's decision to accelerate the disposition of some of the affected real estate assets. Before these actions, these segments reported a loss of $2 million compared to a $4 million profit in the same quarter a year ago. The real estate segment results have been impacted by decreased single family closings. Falling interest rates during the quarter have increased loan originations in the mortgage banking business and contributed to earnings; however, the seasonality of home sales and higher interest rates in the first quarter have resulted in year-to-date earnings equaling the 1994 first half results.

The increase in the company's cost of products sold in both the thirteen and thirty-nine week periods, compared to the same periods a year ago, is in line with higher sales activity, principally in the pulp, paper and packaging segment. The increase in depreciation expense in the thirty-nine week period, when compared to the prior year, is the result of the completion and start-up of several mill modernization projects in the pulp, paper and packaging segment in late 1994.

Excluding the SFAS No. 121 charges, the decrease in costs and operating expenses of the real estate and financial services segments are in line with the reduced sales activities in those segments in both the thirteen and thirty-nine week periods.

Other income (expense) is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income (or expense) item for the thirteen and thirty-nine week periods ended September 24, 1995 and September 25, 1994 was significant in relation to net earnings.

Liquidity and Capital Resources

The long-term debt level was relatively unchanged during the third quarter. Year-to-date, it has increased by a net $79 million from the sale of $100 million of industrial revenue bonds and $566 million of debentures and other debt which is partially offset by the call of $150 million of 9 3/8 percent debentures, retirement of $411 million of commercial paper and a $26 million reduction of other debt. The 1995 year-to-date increase in net working capital of $264 million consists primarily of increases in receivables and inventories due to increased business activity and increases in accounts payable and accrued liabilities, partially offset by an increase in the current maturities of long-term debt.

The year-to-date change in cash provided by operations in the real estate and financial services segments from 1994 to 1995 was due primarily to origination activity exceeding sales of mortgages in the company's mortgage banking business. The non-cash charges for impairment of long-lived assets are reflected on the balance sheet as reductions of real estate held for development, land being processed for development and investments in joint ventures and limited partnerships. Notes payable and commercial paper borrowings increased during the year for payment of long-term debt and the financing of construction activity in the real estate segment and to reflect reclassification of long-term debt in the financial services segment.

The company paid $225 million in cash dividends in the first three quarters of 1995 compared to $185 million in the same period of 1994. This increase reflects the raising of the company's quarterly dividend from 30 cents to 40 cents effective with the second quarter of 1995.

Capital expenditures for 1995 year-to-date amounted to $637 million compared to $802 million in the same period of 1994. The 1995 expenditures by segment were $260 million by timberlands and wood products, $346 million for pulp, paper and packaging and $31 million by other segments. Expenditures in the pulp, paper and packaging segment were significantly lower than the $605 million spent during the same period in 1994, reflecting the completion of the company's modernization projects at Longview, Washington and Plymouth, North Carolina. The company currently anticipates capital expenditures in 1995 to approximate $1.1 billion.

The cash needed to meet these and other company needs was generated principally from internal cash flow.

Earnings before interest expense and income taxes plus non-cash charges for the thirty-nine week periods ended September 24, 1995 and September 25, 1994 were $769 million and $905 million, respectively, for the timberlands and wood products segment, and $1.1 billion and $313 million, respectively, for the pulp, paper and packaging segment.

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

Accounting Pronouncements

In the 1995 third quarter, the company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was issued by the Financial Accounting Standards Board (FASB) in March 1995. The effect of the implementation of this pronouncement, which caused the revaluation of certain real estate assets, along with the company's decision to accelerate the disposition of some of those real estate assets, was a charge of $291 million to operations in the quarter. This revaluation did not have a material impact on the company's current financial position or liquidity.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights--an Amendment of FASB Statement No. 65," which modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change constitutes a simplification in procedures, eliminating the separate treatment of servicing rights acquired through loan origination and those acquired through purchasing transactions, as previously required under SFAS No. 65. This pronouncement shall be applied prospectively in fiscal years beginning after December 15, 1995. The company believes the future adoption of this pronouncement by its mortgage banking subsidiary will not have a significant impact on results of operations or financial position.

Other Items

 .   The  company  has embarked on a new series of business improvement plans which targets $600 million in pre-tax operating improvements measured in 1994 prices and costs by year-end 1997. This exceeds, by $200 million, the original goal of $400 million.

 .   In  April  1995,  the  company announced that  it  is  in  private
    discussions   with   potential  financial  investors   about   the
    possibility of forming a joint-venture partnership that would make investments in timberlands and related assets around the world. The size of the venture, of which the company would be a 50 percent owner, would depend upon the specific investments made, but could ultimately reach $1.5 billion over time. The company's contribution to the joint venture would be U. S. timberlands with a market value of approximately $260 million and cash, while the investors group would provide cash contributions of an equal amount.

 .   The   ten  million  share  repurchase  program  announced  at  the company's 1995 annual meeting has been initiated and 4.3 million shares were purchased in the second and third quarters.

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

The company received from the Lane County, Oregon Regional Air Pollution Control Authority (LRAPA) a draft Notice of Violation which seeks penalties for alleged Prevention of Significant Deterioration
(PSD) violations at the company's Springfield, Oregon particleboard operations. LRAPA informed the company in July 1995 that it will withdraw its draft Notice of Violation (NOV) and will not seek fines or penalties. On September 15, 1995, however, LRAPA issued a revised draft NOV (the Revised Draft NOV), which alleged that the Springfield particleboard facility had violated a condition of its Air Contaminant Discharge Permit (ACDP). The allegations in the Revised Draft NOV are based upon the same facts and circumstances relied upon by LRAPA in the prior draft NOV.

The company has undertaken a review of its ten major pulp and paper facilities to evaluate the facilities' compliance with PSD regulations, and has disclosed the potential of PSD compliance issues to seven state agencies and the Environmental Protection Agency (EPA). The company is currently working with the states to negotiate settlements for the alleged violations. In April 1995, EPA Region X issued a Notice of Violation to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company has an 80 percent ownership interest. The Notice of Violation addresses alleged PSD violations at NORPAC's Longview, Washington newsprint manufacturing facility. In accordance with instructions from EPA, the company and the Washington State Department of Ecology are working to resolve the issues raised in the Notice of Violation. A proposed settlement with the State of Washington that resolves all PSD issues at the Longview/NORPAC complex is currently pending. The company is also negotiating with the State of Oklahoma regarding the resolution of alleged PSD violations at the company's Valliant, Oklahoma containerboard manufacturing facility. A proposed settlement with the State of Oklahoma that resolves all PSD issues at the Valliant containerboard facility is currently pending. The company is also negotiating with the State of North Carolina regarding the resolution of alleged PSD violations at the company's New Bern, North Carolina and Plymouth, North Carolina manufacturing facilities.

The Washington State Department of Ecology investigated the accidental release of chlorine, chlorine dioxide and non-condensable gasses in July 1994 at the company's pulp mill in Longview, and issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the non-condensable gasses release which have been paid by the company. In June 1995, EPA issued an Administrative Complaint against the company, seeking penalties of $225 thousand and alleging a failure to timely report the chlorine release. The company has appealed.

Weyerhaeuser Company
-22-
Part II.    Other Information

Item 1. Legal Proceedings - continued

On  April  9, 1993, the company entered into a Stipulated Final  Order
(SFO) with the Oregon Department of Environmental Quality for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon containerboard facility. The SFO establishes a compliance schedule for installing control technology. A supplemental SFO assessed upfront penalties of $247 thousand and penalties of $500 per day until compliance is demonstrated. The SFO required demonstrated compliance by December 1993 and a historical evaluation of the facility's PSD status. The company submitted an initial PSD review to the state in December 1993. A revised report was delivered to the state in March 1995.

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

The company was sued in the United States District Court for the District of Alaska by two corporations with which the company had entered into financing arrangements, a marketing agreement, and a technical assistance agreement. The plaintiffs claimed the company breached contractual and common law duties by allegedly failing to adequately market and ship the plaintiffs' products, misrepresenting its marketing and shipping capabilities, and acting to further its interests at the plaintiffs' expense. The plaintiffs in the First Amended Complaint, filed in May 1992, sought an unstated amount of damages described as more than $50 million in compensatory damages plus not less than $75 million in punitive damages. The claim for punitive damages was dismissed by the trial court. In March 1994, a jury returned a verdict against the company awarding damages of $1.2 million and the case was subsequently settled.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

(b) The registrant filed a report on Form 8-K dated August 16, 1995, reporting information under Item 5, Other Events.

Weyerhaeuser Company
-23-




























                  This page intentionally left blank.