Form 10-K
period 1995-12-31
WEYERHAEUSER CO
filed 1996-03-15
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-K

                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         X               OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1995 or

                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _______ to_______

                            Commission File Number 1-4825

                         WEYERHAEUSER COMPANY

    A Washington Corporation              (IRS Employer Identification
                                          No. 91-0470860)

                       Tacoma, Washington  98477
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange on
  Title of Each Class                         Which Registered
------------------------------           -----------------------------
Common Shares ($1.25 par value)              Chicago Stock Exchange
                                             New York Stock Exchange
                                             Pacific Stock Exchange
                                             Tokyo Stock Exchange

Rights to Purchase Cumulative                New York Stock Exchange
  Preference Shares, Fourth Series


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No____.

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

As of February 23, 1996, 198,070,891 shares of the registrant's common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $8,913,190,095.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II and IV.

Portions of the Notice of 1996 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III.

Weyerhaeuser Company and Subsidiaries

TABLE OF CONTENTS





PART I                                                           Page
                                                                ------
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


Item 1.  Business
-----------------

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

Information with respect to the description and general development of the company's business, included on pages 35 through 39, Description of the Business of the Company, contained in the company's 1995 Annual Report to Shareholders, is incorporated herein by reference.

Financial  information with respect to industry segments, included  in
Note 19 of Notes to Financial Statements contained in the company's 1995 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands and Wood Products

The company owns approximately 5.3 million acres of commercial forestland in the United States (49% in the South and 51% in the
Pacific Northwest), most of it highly productive and located extremely well to serve both domestic and international markets. The company has, additionally, long-term license arrangements in Canada covering approximately 18.9 million acres (of which 14 million acres are considered to be productive forestland). The combined total timber inventory on these U.S. and Canadian lands is approximately 244 million cunits (a cunit is 100 cubic feet of solid wood), of which approximately 75% is softwood species. The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. To sustain the timber supply from its fee timberlands, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.


                   Inventory    Thousands of Acres at December 31, 1995
                   ---------    ------------------------------------------
                    Millions       Fee      Long-term      License
                   of Cunits    Ownership    Leases     Arrangements   Total
                   ---------    ---------  ----------   ------------  ------
Geographic Area
Washington             44          1,492         -              -      1,492

Oregon                 18          1,217         -              -      1,217

Southern               28          2,593        171             -      2,764
                   ---------    ---------  ----------   ------------  ------
Total United States    90          5,302        171             -      5,473
                   ---------    ---------  ----------   ------------  ------
Canada
 Alberta               91             -          -           6,846     6,846
 British Columbia      10             35         -           3,572     3,607
 Saskatchewan          53             -          -           8,457     8,457
                   ---------    ---------  ----------   ------------  ------
Total Canada          154             35         -          18,875    18,910
                   ---------    ---------  ----------   ------------  ------
TOTAL                 244          5,337        171         18,875    24,383
                   =========    =========  ==========   ============  ======


                                                       Thousands of Acres
                    Thousands of Acres Millions of  ------------------------
                    ------------------  Seedlings    Stocking
                    Harvested  Planted   Planted     Control   Fertilization
                    ---------  -------  ---------   ---------  -------------
1995 Activity
Washington              27.5     28.4      15.8         1.5           55.9
Oregon                  12.8     11.9       5.2         1.7           33.5
Southern                49.0     45.5      20.5         3.8          189.8
                    ---------  -------  ---------   ---------  -------------
Total United States     89.3     85.8      41.5         7.0          279.2
                    =========  =======  =========   =========  =============

Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business - Continued
-----------------------------

On February 28, 1996, the company signed an agreement to acquire ownership and long-term leases to 661,200 acres of private commercial forestland and two sawmills in southeastern Louisiana and southern Mississippi from Cavenham Forest Industries, a subsidiary of Hansen Plc, for $500 million.

The company's wood products businesses produce and sell softwood lumber, plywood and veneer; composite panels; oriented strand board; hardboard; hardwood lumber and plywood; doors; treated products; logs; chips and timber. These products are sold primarily through the company's own sales organizations. Building materials are sold to wholesalers, retailers and industrial users.

Sales volumes by major product class are as follows (millions):

                                          1995   1994   1993   1992   1991
                                         ------ ------ ------ ------ ------
Raw materials - cubic ft.                   535    564    547    545    538
Softwood lumber - board ft.               4,515  4,402  4,230  3,440  3,269
Softwood plywood and veneer -
 sq. ft. (3/8")                           2,324  2,685  2,435  2,227  2,135
Composite panels - sq. ft. (3/4")           648    660    626    590    685
Oriented strand board - sq. ft. (3/8")    1,931  1,803  1,672  1,484  1,205
Hardboard - sq. ft. (7/16")                 201    167    140    133    114
Hardwood lumber - board ft.                 293    254    240    218    219
Engineered wood products - lineal ft.       128     71     47     -      -
Hardwood doors (thousands)                  648    617    556    514    525

Selected product prices:

                                        1995    1994    1993    1992    1991
                                       ------  ------  ------  ------  ------
Export logs (#2 sawlog-bark on) - $/MBF
  Cascade - Douglas fir                $1,365  $1,168  $1,224  $  930  $  686
  Coastal - Hemlock                       750     804     831     562     530
  Coastal - Douglas fir                 1,217   1,085   1,104     858     633

Lumber (common) - $/MBF
  2x4 Douglas fir (kiln dried)            332     408     418     295     250
  2x4 Douglas fir (green)                 308     364     383     261     224
  2x4 Southern yellow pine (kiln dried)   364     419     397     285     237
  2x4 Spruce-pine-fir (kiln dried)        251     343     334     231     187

Plywood (1/2" CDX) - $/MSF
  West                                    331     334     321     281     220
  South                                   301     298     282     249     192

Oriented strand board (7/16"-24/16) North
  Central price - $/MSF                   245     265     236     217     147


Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business - Continued
-----------------------------

Pulp, Paper and Packaging

The company's pulp, paper and packaging businesses include: Pulp, which manufactures chemical wood pulp for world markets; Newsprint, which manufactures newsprint at the company's North Pacific Paper Corporation mill and markets it to West Coast and Japanese newspaper publishers; Paper, which manufactures and markets a range of both coated and uncoated fine papers through paper merchants and printers; Containerboard Packaging, which manufactures linerboard and corrugating medium, which is primarily used in the production of corrugated packaging, and manufactures and markets industrial and agricultural packaging; Paperboard, which manufactures and markets bleached paperboard, used for production of liquid containers, to West Coast and Pacific Rim customers; Recycling, which operates an extensive wastepaper collection system and markets it to company mills and worldwide customers; and Chemicals, which produces chlorine, caustic and tall oil, which are used principally by the company's pulp, paper and packaging operations. In 1993, the Personal Care Products business, which manufactured disposable diapers marketed under the private-label brands of many of North America's largest retailers was sold through an initial public offering of stock.


Sales volumes by major product class are as follows (thousands):

                                 1995     1994     1993     1992     1991
                               -------  -------  -------  -------  -------
Pulp - air-dry metric tons       2,060    2,068    1,886    1,238    1,433
Newsprint - metric tons            663      638      609      575      450
Paper - tons                     1,006      998      990      966      869
Paperboard - tons                  230      201      222      238      234
Containerboard - tons              259      254      290      318      418
Packaging - MSF                 34,342   34,483   31,386   29,414   26,525
Recycling - tons                 1,467      985      851      778      735
Personal care products -
 standard cases                     -        -        -    17,017   14,929

Selected product prices (per ton):

                                       1995   1994   1993   1992   1991
                                      ------ ------ ------ ------ ------
Pulp - NBKP-air-dry metric-U.S.        $883   $566   $445   $551   $568
Paper - uncoated free sheet-U.S.        946    617    627    630    713
Linerboard - 42 lb.-Eastern U.S.        505    367    295    343    330
Newsprint - metric - West Coast U.S.    662    460    435    433    549
OCC                                     128     78     27     30     39
ONP                                      99     46     16     13     16

Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business - Continued
-----------------------------

Real Estate

The company, through its real estate subsidiary, Weyerhaeuser Real Estate Company, is engaged primarily in developing single-family housing and residential lots for sale, including the development of master-planned communities. Operations are mainly concentrated in selected metropolitan areas in Southern California, Nevada, Washington, Texas, Maryland and Virginia.

Volumes sold:

                                       1995   1994   1993   1992   1991
                                      -----  -----  -----  -----  -----
Single-family units (1)               3,114  3,934  3,879  3,917  4,410
Multi-family units (1)                  117    475  1,141     60    317
Lots (1)                              1,628  2,157  1,372  2,762  1,138
Commercial space (thousand sq. ft.)      -     389     88    142    269

(1) Includes one-half of joint venture sales.


Financial Services

The company, through its financial services subsidiary, Weyerhaeuser Financial Services, Inc., is involved in a range of financial services. The principal operating unit is Weyerhaeuser Mortgage Company, which has origination offices in 14 states, with a servicing portfolio of $11 billion involving approximately 136,000 loans throughout the country. Mortgages are resold in the secondary market through mortgage-backed securities to financial institutions and investors. Through its insurance services organization, it also offers a broad line of property, life and disability insurances. GNA Corporation, a subsidiary that specialized in the sale of life insurance annuities and mutual funds to the customers of financial institutions, was sold in April 1993. Republic Federal Savings & Loan Association, a subsidiary that operated in Southern California, was dissolved in 1992.

Volume information (millions):

                                   1995     1994     1993     1992     1991
                                 -------  -------  -------  -------  -------
Loan servicing portfolio         $10,952  $11,300  $ 8,400  $ 9,800  $10,600
Single-family loan originations    2,196    2,763    4,405    3,380    2,496

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties
-------------------

Timberlands and Wood Products

Facilities and annual production are summarized by major product class as follows (millions):

                                         Number
                           Production      of
                            Capacity   Facilities  1995  1994  1993  1992  1991
                           ----------  ---------- ----- ----- ----- ----- -----
Logs - cubic ft.                 -         -        914   671   673   749   782
Softwood lumber - board ft.   3,483       27      3,419 3,249 3,135 2,782 2,687
Softwood plywood and
 veneer - sq. ft. (3/8")      1,337        8      1,292 1,249 1,188 1,125   966
Composite panels - sq. ft.
 (3/4")                         607        6        583   594   564   540   493
Oriented strand board -
sq. ft. (3/8")                1,670        5      1,654 1,568 1,443 1,234 1,208
Hardboard - sq. ft. (7/16")     130        1        124   122   120   118    90
Hardwood lumber - board ft.     409       11        278   229   221   210   196
Hardwood doors (thousands)      717        1        643   597   522   469   448

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood                   Hardwood lumber
Alabama, Arkansas, Georgia, Idaho,            Arkansas, Oklahoma, Oregon,
Mississippi, North Carolina,                  Pennsylvania, Washington and
Oklahoma, Oregon, Washington and              Wisconsin
Alberta, British Columbia and
Saskatchewan, Canada                          Hardwood doors
                                              Wisconsin
Composite panels
Georgia, North Carolina, Oregon and
Wisconsin

Oriented strand board
Michigan, North Carolina and Alberta,
Canada

Hardboard
Oregon

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties - Continued
-------------------------------

Pulp, Paper and Packaging

Facilities and annual production are summarized by major product class as follows (thousands):

                                    Number of
                         Production  Facil-
                          Capacity   ilities   1995   1994   1993   1992   1991
                         ---------- -------- ------ ------ ------ ------ ------
Pulp - air-dry metric tons  2,130       8     2,159  2,041  2,096  1,506  1,527
Newsprint - metric tons       690       1       687    651    618    588    461
Paper - tons                1,075       5     1,060    982  1,007    971    889
Paperboard - tons             220       1       229    189    217    229    238
Containerboard - tons       2,540       5     2,329  2,357  2,269  2,240  2,224
Packaging - MSF            48,000      45    36,041 36,020 32,795 31,040 27,583
Recycling - tons               -       36     2,754  2,042  1,847  1,692  1,415
Personal  care products  -
 standard cases                -       -         -      -      -  16,743 14,902

Principal manufacturing facilities are located as follows:

Pulp                                    Containerboard
Georgia, Mississippi, North Carolina,   North Carolina, Oklahoma, Oregon
Washington and Alberta, British         and Washington
Columbia and Saskatchewan, Canada
                                        Packaging
Newsprint                               Arizona, California, Connecticut,
Washington                              Florida, Georgia, Hawaii, Illinois,
                                        Indiana, Iowa, Kentucky, Maryland,
Paper                                   Michigan, Minnesota, Mississippi,
Mississippi, North Carolina,            Missouri, Nebraska, New Jersey,
Washington, Wisconsin and               New York, North Carolina, Ohio,
Saskatchewan, Canada                    Oregon, Tennessee, Texas, Virginia,
                                        Washington and Wisconsin
Paperboard
Washington                              Recycling
                                        Arizona, California, Colorado,
                                        Georgia, Illinois, Indiana, Iowa,
                                        Kansas, Maryland, Minnesota,
                                        Nebraska, New Jersey, North Carolina,
                                        Oklahoma, Oregon, Pennsylvania,
                                        Tennessee, Texas, Utah, Virginia,
                                        Washington and British Columbia,
                                        Canada

                                        Chemicals
                                        Georgia, Mississippi, North Carolina,
                                        Oklahoma, Washington and Saskatchewan,
                                        Canada

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties - Continued
-------------------------------

Real Estate


Principal Operations    Primary States of Operations  Primary Activities
-----------------------------------------------------------------------------
Land Management         Arkansas, North Carolina      Residential and
                        and Washington                commercial land
                                                      development

Pardee Construction     California and Nevada         Single-family and
Company                                               multi-family housing
                                                      and land development

The Quadrant            Washington                    Single-family housing,
Corporation                                           residential and
                                                      commercial land
                                                      development,
                                                      commercial building
                                                      and commercial
                                                      property management

Scarborough             Florida                       Residential and
Constructors, Inc.                                    commercial land
                                                      development

Trendmaker Homes, Inc.  Texas                         Single-family housing
                                                      and residential land
                                                      development

Winchester Homes, Inc.  Maryland and Virginia         Single-family housing
                                                      and residential land
                                                      development

Weyerhaeuser Real       Washington                    Parent company
Estate Co.


Financial Services

Principal Operations    Primary States of Operations   Primary Activities
------------------------------------------------------------------------------
Weyerhaeuser Mortgage   Branches in 14 states with     Mortgage lending and
Company                 major concentrations in        servicing, insurance
                        California, Hawaii, Nevada     and investment sales
                        and Texas                      and service

Mortgage Securities     California                     Mortgage securities
Corporations

Weyerhaeuser            California                     Real estate investment
Financial                                              sales and service
Investments, Inc.

Weyerhaeuser Venture    Arizona, California,           Equity investments and
Co.                     Nevada, Oregon and             participating loans in
                        Washington                     residential real estate

Weyerhaeuser            Delaware                       Parent company
Financial Services,
Inc.

Weyerhaeuser Company and Subsidiaries

PART I


Item 3.  Legal Proceedings
--------------------------

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

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington, against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with all but one of the defendants. In July 1993, the trial court dismissed 14 of the 35 sites named in the complaint. In May 1994, the Washington State Supreme Court reversed the trial court's dismissal of those sites. Trial on two sites against the sole remaining defendant began in October 1994 and resulted in a jury verdict which awarded damages to the company with respect to one of the sites. Trial on several additional sites began in February 1996 and is continuing.

The company received from the Lane County, Oregon Regional Air Pollution Control Authority (LRAPA) a draft Notice of Violation which seeks penalties for alleged Prevention of Significant Deterioration
(PSD) violations at the company's Springfield, Oregon, particleboard operations. LRAPA informed the company in July 1995 that it will withdraw its draft Notice of Violation (NOV) and will not seek fines or penalties. On September 15, 1995, however, LRAPA issued a revised draft NOV (the Revised Draft NOV), which alleged that the Springfield particleboard facility had violated a condition of its Air Contaminant Discharge Permit (ACDP). The allegations in the Revised Draft NOV are based upon the same facts and circumstances relied upon by LRAPA in the prior draft NOV. The company has contested LRAPA's issuance of the Revised Draft NOV.

The company has undertaken a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with PSD regulations, and has disclosed the potential of PSD compliance issues to seven state agencies and the Environmental Protection Agency (EPA). The company is currently working with the states to negotiate settlements for the alleged violations. In April 1995, EPA Region X issued a Notice of Violation to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company has an 80 percent ownership interest. The Notice of Violation addresses alleged PSD violations at NORPAC's Longview, Washington, newsprint manufacturing facility. A settlement with the State of Washington that resolves all PSD issues at the Longview/NORPAC complex was entered on January 26, 1996. The company also entered into a settlement with the State of Oklahoma regarding the resolution of alleged PSD violations at the company's Valliant, Oklahoma, containerboard manufacturing facility on November 14, 1995. The company has entered into Special Orders by Consent (SOCs) with the State of North Carolina to resolve alleged PSD issues at its New Bern, North Carolina, pulp mill and its Plymouth, North Carolina, pulp and paper complex.

The Washington State Department of Ecology investigated the accidental release of chorine, chlorine dioxide and non-condensable gasses in July 1994 at the company's pulp mill in Longview, and issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the non-condensable gasses release which have been paid by the company. In June 1995, EPA issued an Administrative Complaint against the company, seeking penalties of $225 thousand and alleging a failure to timely report the chlorine release. The company has appealed.

Weyerhaeuser Company and Subsidiaries

PART I



Item 3.  Legal Proceedings - Continued
--------------------------------------

On  April  9, 1993, the company entered into a Stipulated Final  Order
(SFO) with the Oregon Department of Environmental Quality for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon, containerboard facility. The SFO establishes a compliance schedule for installing control technology. A supplemental SFO assessed upfront penalties of $247 thousand and penalties of $500 per day until compliance is demonstrated. The SFO required demonstrated compliance by December 1993 and a historical evaluation of the facility's PSD status. The company submitted an initial PSD review to the state in December 1993. A revised report was delivered to the state in March 1995.

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County,
Mississippi, on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi, and the alleged fraudulent concealments of such discharge. The complaint also seeks an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Greene County, Alabama, on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. By order dated April 5, 1995, venue of the Alabama action was transferred to Sumter County, Alabama. On January 20, 1995, the court in the Alabama action certified a class of all persons who, as of the date the action commenced, were riparian owners, lessees and licensees of properties located on the Tennessee Tombigbee Waterway in Greene, Sumter, Pickens and Marengo counties, Alabama, and Lowndes and Noxubee counties, Mississippi, to determine whether the company is liable to the members of the class for compensatory and/or punitive damages and to determine the amount of punitive damages, if any, to be awarded to the class as a whole. By order dated April 12, 1995, as orally amended on February 1, 1996, the geographical boundaries of the class were amended to run from below the Columbus mill's wastewater discharge pipe just above the confluence of the Black Warrior River and the Tennessee Tombigbee Waterway. The class is estimated to range from approximately 1,000 to 1,500 members. Neither the Mississippi action nor the Alabama action is presently scheduled for trial.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

Weyerhaeuser Company and Subsidiaries

PART II



Item  5.   Market  Price of and Dividends on the  Registrant's  Common
----------------------------------------------------------------------
Equity and Related Stockholder Matters
--------------------------------------

Information with respect to market information, stockholders and dividends included in Notes 20 and 21 of Notes to Financial Statements in the company's 1995 Annual Report to Shareholders, is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

Information with respect to selected financial data included in Note 21 of Notes to Financial Statements in the company's 1995 Annual Report to Shareholders, is incorporated herein by reference.


Item  7.  Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
and Results of Operations
-------------------------

On February 28, 1996, the company signed an agreement to acquire ownership and long-term leases to 661,200 acres of private commercial forestland and two sawmills in southeastern Louisiana and southern Mississippi from Cavenham Forest Industries, a subsidiary of Hansen Plc, for $500 million. This acquisition is not expected to have a significant impact on the company's financial position or liquidity.

In the fourth quarter of 1995, pulp and paper prices began to weaken dramatically as customers reduced purchases in order to reduce excess inventories. These prices continued to decline in the first quarter of 1996. This will result in significantly lower operating earnings in the company's pulp, paper and packaging segment. This price weakness is expected to continue until the excess inventory situation corrects itself.

Additional information with respect to Management's Discussion and Analysis included on pages 7, 14-17, 19, 24-27 and 32-44; contained in the company's 1995 Annual Report to Shareholders, is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Information
-----------------------------------------------------------

Financial statements and supplementary information, contained in the company's 1995 Annual Report to Shareholders are incorporated herein by reference:

                                                          Page(s) in
                                                       Annual Report to
                                                         Shareholders
                                                       ----------------
   Report of Independent Public Accountants                     44
   Consolidated Statement of Earnings                           45
   Consolidated Balance Sheet                                46-47
   Consolidated Statement of Cash Flows                      48-49
   Consolidated Statement of Shareholders' Interest             50
   Notes to Financial Statements                             51-69
   Selected Quarterly Financial Information                     67

Item  9.  Changes in and Disagreements with Accountants on Accounting
---------------------------------------------------------------------
and Financial Disclosure
------------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries

PART III



Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information with respect to Directors of the company included on pages 1 through 4 of the Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated March 4, 1996 is incorporated herein by reference.

The executive officers of the company are as follows:


     Name                      Title                Age
----------------------  -------------------------  -----
William R. Corbin       Executive Vice President     54
John W. Creighton, Jr.  President                    63
Richard C. Gozon        Executive Vice President     57
Steven R. Hill          Senior Vice President        48
Mack L. Hogans          Senior Vice President        47
Norman E. Johnson       Senior Vice President        62
Thomas M. Luthy         Senior Vice President        58
William C. Stivers      Senior Vice President        57

Item 11.  Executive Compensation
--------------------------------

Information with respect to executive compensation included on pages 5 through 13 of the Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated March 4, 1996 is incorporated herein by reference.


Item  12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management included on pages 4 and 5 of the Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated March 4, 1996 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information with respect to certain relationships and related transactions included on page 22 of the Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated March 4, 1996 is incorporated herein by reference.

Weyerhaeuser Company and Subsidiaries

PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

Financial Statements

The consolidated financial statements of the company, together with the report of independent public accountants, contained in the company's 1995 Annual Report to Shareholders, are incorporated in
Part II, Item 8 of this Form 10-K by reference.

                                                        Page Number(s)
Financial Statement Schedules                            In Form 10-K
-----------------------------                           --------------
Report of Independent Public Accountants on Financial
Statement Schedules                                           16

Schedule II - Valuation and Qualifying Accounts               17

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the company's 1995 Annual Report to Shareholders and incorporated herein by reference.

Exhibits:
          3  - Articles of Incorporation and Bylaws
          10 - Material Contracts
               (a) Agreement with N. E. Johnson
               (b) Agreement with W. R. Corbin
               (c) Agreement with R. C. Gozon
          11 - Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 1 of the 1995 Weyerhaeuser Company Annual Report to Shareholders)
          13 - Portions of the 1995 Weyerhaeuser Company Annual Report to
                   Shareholders specifically incorporated by reference herein 22 - Subsidiaries of the Registrant
          23 - Consent of Independent Public Accountants
          27 - Financial Data Schedules

Reports on Form 8-K
   The registrant filed reports on Form 8-K dated November 28, 1995, and February 14, 1996, respectively, reporting information under Item 5, Other Events.

Weyerhaeuser Company and Subsidiaries

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1996.


                          Weyerhaeuser Company


                          /s/ John W. Creighton, Jr.
                          --------------------------
                          John W. Creighton, Jr.
                          President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 1996.


/s/ John W. Creighton, Jr.           /s/ Don C. Frisbee
--------------------------           ------------------
John W. Creighton, Jr.               Don C. Frisbee
President, Principal Executive       Director
Officer and Director

                                     /s/ P. M. Hawley
/s/ George H. Weyerhaeuser           ------------------
--------------------------           Philip M. Hawley
George H. Weyerhaeuser               Director
Chairman of the Board and Director

                                     /s/ Martha R. Ingram
/s/ William C. Stivers               --------------------
----------------------               Martha R. Ingram
William C. Stivers                   Director
Principal Financial Officer

                                     /s/ John Kieckhefer
/s/ Kenneth J. Stancato              -------------------
-----------------------              John I. Kieckhefer
Kenneth J. Stancato                  Director
Principal Accounting Officer

                                     /s/ William D. Ruckelshaus
/s/ William Clapp                    --------------------------
-----------------                    William D. Ruckelshaus
William Clapp                        Director
Diretor

                                     /s/ Richard H. Sinkfield
/s/ W. John Driscoll                 ------------------------
--------------------                 Richard H. Sinkfield
W. John Driscoll                     Director
Director

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES



Report  of  Independent  Public  Accountants  on  Financial  Statement
Schedules

To Weyerhaeuser Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Weyerhaeuser Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Seattle, Washington,
February 12, 1996

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES




Schedule II - Valuation and Qualifying Accounts
For the three years ended December 31, 1995
Dollar amounts in millions

                                      Balance at  Charged Deductions  Balance
                                      Beginning     to       from      at End
Description                           of Period   Income   Reserve   of Period
-----------                           ----------  ------- ---------  ---------
Weyerhaeuser

Reserve deducted from related asset
accounts:
Doubtful accounts - Accounts receivable
  1995                                   $ 10      $  2     $  3        $  9
                                       ========  ========  ========= ========
  1994                                   $ 10      $  4     $  4        $ 10
                                       ========  ========  ========= ========
  1993                                   $ 10      $  7     $  7        $ 10
                                       ========  ========  ========= ========

Real Estate and Financial Services

Reserves and allowances deducted from
related asset accounts:
Receivables
  1995                                   $  4      $  1     $ (2)(1)    $  7
                                       ========  ========  ========= ========
  1994                                   $  7      $  1     $  4        $  4
                                       ========  ========  ========= ========
  1993                                   $  6      $  1     $  -        $  7
                                       ========  ========  ========= ========

Mortgage loans receivable
  1995                                  $   8      $  -     $  6        $  2
                                       ========  ========  ========= ========
  1994                                  $   4      $  4     $  -        $  8
                                       ========  ========  ========= ========
  1993                                  $  19      $  9     $ 24(2)     $  4
                                       ========  ========  ========= ========

Real estate in process of development
  and for sale
  1995                                  $  53      $  -     $ 32        $ 21
                                       ========  ========  ========= ========
  1994                                  $  56      $  7     $ 10        $ 53
                                       ========  ========  ========= ========
  1993                                  $  77      $  4     $ 25        $ 56
                                       ========  ========  ========= ========

Land being processed for development
  1995                                  $  19      $  -     $  1        $ 18
                                       ========  ========  ========= ========
  1994                                  $  19      $  3     $  3        $ 19
                                       ========  ========  ========= ========
  1993                                  $  28      $  -     $  9        $ 19
                                       ========  ========  ========= ========

Investment in and advances to joint
  ventures and limited partnerships
  1995                                  $  49      $  -     $ 11        $ 38
                                       ========  ========  ========= ========
  1994                                  $  57      $  2     $ 10        $ 49
                                       ========  ========  ========= ========
  1993                                  $  66      $  9     $ 18        $ 57
                                       ========  ========  ========= ========

 (1) Includes allowances transferred in on partnership notes that were consolidated.
 (2) Includes reserves transferred from loans to real estate.

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant



                                                             Percentage
                                               State or     Ownership of
                                              Country of     Immediate
                       Name                  Incorporation     Parent
-------------------------------------------- -------------- ------------
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

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued



                                                             Percentage
                                               State or     Ownership of
                                              Country of     Immediate
                       Name                  Incorporation     Parent
-------------------------------------------- -------------- ------------
  Weyerhaeuser Financial Investments, Inc.     Nevada           100%
    Abfall Finance Corp.                       California       100
    Brookview, Inc.                            Nevada           100
    The Giddings Mortgage Investment Company   California       100
    Gudig Abfall, Inc.                         California       100
    Kachura Finance Corp.                      California       100
    Laurel Real Estate Development, Inc.       California       100
    McGNT Finance Corp.                        California       100
    Pass-Through Finance Corp.                 California       100
    RFS Development Corporation                California       100
    RFS Finance Corp.                          California       100
    RFS Insurance Agency                       California       100
    RFS Service Corporation                    California       100
    R. J. Plaza II, Inc.                       Nevada           100
    Trimark Development Company                California       100
      Trimark Realty Advisors, Inc.            California       100
    Woodland Hills Properties-W., Inc.         Nevada           100
      Monthill, Inc.                           California       100
      Placer Business Center, Inc.             California       100
      Terman Properties, Inc.                  California       100
    WVC II, Inc.                               Nevada           100
  Weyerhaeuser Venture Company                 Nevada           100
    Las Positas Land Co.                       California       100
    WAMCO, Inc.                                Nevada           100
    Weyerhaeuser Realty Investors, Inc.        Washington       100
Weyerhaeuser Forestlands International, Inc.   Washington       100
Weyerhaeuser International, Inc.               Washington       100
  Weyerhaeuser Canada Ltd.                     Canada           100
    Saskatoon Chemicals Ltd.                   Canada           100
    Weyerhaeuser Saskatchewan Ltd.             Canada           100
  Weyerhaeuser China, Ltd.                     Washington       100
  Weyerhaeuser GMBH                            Germany          100
  Weyerhaeuser (Far East) Limited              Hong Kong        100
  Weyerhaeuser Italia, S.r.l.                  Italy            100
  Weyerhaeuser Japan Ltd.                      Japan & Delaware 100
  Weyerhaeuser Korea, Ltd.                     Korea            100
  Weyerhaeuser Taiwan Ltd.                     Delaware         100
  Weyerhaeuser, S.A.                           Panama           100

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued



                                                             Percentage
                                               State or     Ownership of
                                              Country of      Immediate
                       Name                  Incorporation     Parent
-------------------------------------------  -------------  ------------
Weyerhaeuser International Sales Corp.         Guam             100%
Weyerhaeuser (Mexico) Inc.                     Washington       100
Weyerhaeuser Midwest, Inc.                     Washington       100
Weyerhaeuser Overseas Finance Co.              Delaware         100
Weyerhaeuser Real Estate Company               Washington       100
  Centennial Homes, Inc.                       Texas            100
  Midway Properties, Inc.                      North Carolina   100
  Pardee Construction Company                  California       100
    Marmont Realty Company                     California       100
    Pardee Construction Company of Nevada      Nevada           100
    Pardee Investment Company                  California       100
    Parvada, Inc.                              Nevada           100
  The Quadrant Corporation                     Washington       100
    Quadrant Real Estate Services, Inc.        Washington       100
  South Jersey Assets, Inc.                    New Jersey       100
  Scarborough Constructors, Inc.               Florida          100
  TMI, Inc.                                    Texas            100
  Weyerhaeuser Real Estate Company of Nevada   Nevada           100
  Winchester Homes, Inc.                       Delaware         100
    SC-WHI, Inc.                               Delaware         100
The Wray Company                               Arizona          100

                                  20

Weyerhaeuser Company and Subsidiaries

Exhibit 23
Consent of Independent Public Accountants



As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Weyerhaeuser Company's previously filed Registration Statement No. 33-52789 on Form S-3 and Nos. 33-60527, 33-60531, 33-60529, 33-60521, 33-60525, 33-60519, 33-25928, 33-24385,
33-24979, 33-31622, 33-34460, 33-47392, 2-88109 and 333-01565 on  Form
S-8.



                                          ARTHUR ANDERSEN LLP


Seattle, Washington,
March 15, 1996