Form 10-Q
period 1996-03-31
WEYERHAEUSER CO
filed 1996-05-10
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirteen weeks ended March 31, 1996 or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  ______ to _______

                     Commission File Number 1-4825

                         WEYERHAEUSER COMPANY
     A Washington Corporation         (IRS Employer Identification
                                            No. 91-0470860)
                       Tacoma, Washington  98477
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
    Title of Each Class                        Which Registered
- -------------------------------------     --------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of May 3, 1996 was 198,447,199 common shares ($1.25 par value).

Weyerhaeuser Company
- -2-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
              For the Thirteen Weeks Ended March 31, 1996

                                                                  Page No.
                                                              ----------------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                        3
            Consolidated Balance Sheet                               4-5
            Consolidated Statement of Cash Flows                     6-7
            Notes to Financial Statements                            8-13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             14-17

Part II.  Other Information

Item 1.   Legal Proceedings                                         18-19
Item 2.   Changes in Securities                               (not applicable)
Item 3.   Defaults upon Senior Securities                     (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.   Other Information                                   (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                            19


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 1995. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen week period ending March 31, 1996 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                      ----------------------------
                                      K. J. Stancato
                                      Duly Authorized Officer and
                                      Principal Accounting Officer

May 10, 1996

Weyerhaeuser Company
- -3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
                  For the thirteen week periods ended
                   March 31, 1996 and March 26, 1995
         (Dollar amounts in millions except per share figures)
                              (Unaudited)
                                                         March 31,  March 26,
                                                           1996        1995
                                                         ---------  ---------
Net sales and revenues:
  Weyerhaeuser                                           $  2,373   $  2,504
  Real estate and financial services                          232        182
                                                         ---------  ---------
Net sales and revenues                                      2,605      2,686
                                                         ---------  ---------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                                 1,739      1,752
     Depreciation, amortization and fee stumpage              142        129
     Selling, general and administrative expenses             178        160
     Research and development expenses                         14         11
     Taxes other than payroll and income taxes                 37         43
                                                         ---------  ---------
                                                            2,110      2,095
                                                         ---------  ---------

  Real estate and financial services:
     Costs and operating expenses                             164        130
     Depreciation and amortization                              5          9
     Selling, general and administrative expenses              37         31
     Taxes other than payroll and income taxes                  2          2
                                                         ---------  ---------
                                                              208        172
                                                         ---------  ---------
Total costs and expenses                                    2,318      2,267
                                                         ---------  ---------

Operating income                                              287        419

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                                 65         64
     Less interest capitalized                                  6          6
     Other income (expense), net                                7        (22)
  Real estate and financial services:
     Interest expense incurred                                 34         33
     Less interest capitalized                                 18         18
     Other income (expense), net                                3          4
                                                         ---------  ---------
Earnings before income taxes                                  222        328
Income taxes (Note 2)                                          80        121
                                                         ---------  ---------
Net earnings                                             $    142   $    207
                                                         =========  =========
Per common share (Note 1):
  Net earnings                                           $    .72   $   1.00
                                                         =========  =========

  Dividends paid                                         $    .40   $    .30
                                                         =========  =========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
                 March 31, 1996 and December 31, 1995
                     (Dollar amounts in millions)


                                                       March 31,    Dec. 31,
                                                         1996         1995
                                                      -----------  ----------
                                                      (Unaudited)
Assets
- ------

Weyerhaeuser
  Current assets:
     Cash and short-term investments (Note 1)         $      28    $      34
     Receivables, less allowances                           966          976
     Inventories (Note 3)                                 1,092          960
     Prepaid expenses                                       305          265
                                                      -----------  ----------
       Total current assets                               2,391        2,235

  Property and equipment (Note 4)                         6,677        6,717
  Construction in progress                                  593          509
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                           898          666
  Other assets and deferred charges                         233          232
                                                      -----------  ----------
                                                         10,792       10,359
                                                      -----------  ----------


Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                            51           50
  Receivables, less discounts and allowances                150           92
  Mortgage notes held for sale                              477          332
  Mortgage loans receivable                                 154          155
  Investments                                                61           70
  Mortgage-backed certificates and
    other pledged financial instruments                     179          185
  Real estate in process of development and for sale,
    less reserves                                           766          776
  Land being processed for development,
    less reserves                                           673          688
  Deferred acquisition costs                                 14           84
  Investments in and advances to joint ventures
    and limited partnerships, less reserves                  90          113
  Rental properties, less accumulated depreciation          172          184
  Other assets                                              136          165
                                                      -----------   ---------
                                                          2,923        2,894
                                                      -----------   ---------


     Total assets                                     $  13,715     $ 13,253
                                                      ===========   =========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -5-








                                                        March 31,    Dec. 31,
                                                          1996         1995
                                                       -----------  ----------
                                                       (Unaudited)
Liabilities and shareholders' interest
- --------------------------------------

Weyerhaeuser
  Current liabilities:
     Notes payable                                     $     18     $     24
     Current maturities of long-term debt                   106          125
     Accounts payable (Note 1)                              665          747
     Accrued liabilities (Note 5)                           580          707
                                                       -----------  ----------
       Total current liabilities                          1,369        1,603


  Long-term debt (Note 7)                                 3,592        2,983
  Deferred income taxes                                   1,223        1,196
  Deferred pension and other liabilities                    511          509
  Minority interest in subsidiaries                         112          111
  Commitments and contingencies (Note 9)                    --           --
                                                       -----------  ----------
                                                          6,807        6,402
                                                       -----------  ----------

Real estate and financial services
  Notes payable and commercial paper                        257          338
  Collateralized mortgage obligation bonds                  154          159
  Long-term debt (Note 7)                                 1,711        1,594
  Other liabilities                                         262          274
  Commitments and contingencies (Note 9)                    --           --
                                                       -----------  ----------
                                                          2,384        2,365
                                                       -----------  ----------

     Total liabilities                                    9,191        8,767
                                                       -----------  ----------

Shareholders' interest (Note 8)
     Common shares:  authorized 400,000,000 shares,
       issued 206,072,890 shares, $1.25 par value           258          258
     Other capital                                          411          415
     Cumulative translation adjustment                      (89)         (90)
     Retained earnings                                    4,289        4,226
     Treasury common shares, at cost:
       7,847,419 and 7,302,878                             (345)        (323)
                                                       -----------  ----------
       Total shareholders' interest                       4,524        4,486
                                                       -----------  ----------

       Total liabilities and shareholders' interest    $ 13,715     $ 13,253
                                                       ===========  ==========

Weyerhaeuser Company
- -6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 For the thirteen week periods ended March 31, 1996 and March 26, 1995
                     (Dollar amounts in millions)
                              (Unaudited)

                                                              Consolidated
                                                           -------------------
                                                           March 31, March 26,
                                                              1996     1995
                                                           --------- ---------
Cash flows provided by operations:
  Net earnings                                             $    142  $    207
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage                147       138
     Deferred income taxes, net                                  50        51
  Changes in working capital:
     Accounts receivable                                        (51)      (28)
     Inventories, prepaid expenses, real estate and land       (134)     (183)
     Mortgage notes held for sale and mortgage loans
        receivable                                             (138)       38
     Other liabilities                                         (210)        7
  (Gain) loss on disposition of assets                           11         2
  Other                                                         (11)       20
                                                           --------- ---------
Net cash provided by operations                                (194)      252
                                                           --------- ---------
Cash flows from investing in the business:
  Property and equipment                                       (182)     (172)
  Timber and timberlands                                       (239)      (11)
  Mortgage and investment securities acquired                    (2)      (23)
  Proceeds from sale of:
     Property and equipment                                       2         9
     Mortgage and investment securities                          83         7
  Other                                                          14         1
                                                           --------- ---------
Net cash flows from investing in the business                  (324)     (189)
                                                           --------- ---------

Cash flows from financing activities:
  Sale of debentures, notes and CMO bonds                         5       554
  Notes and commercial paper borrowings, net                    679        90
  Cash dividends on common shares                               (79)      (62)
  Payments on debentures, notes, bank credit agreements,
       income debenture, capital leases and CMO bonds           (66)     (378)
  Purchase of treasury common shares                            (34)       --
  Exercise of stock options                                       8         1
                                                           --------- ---------
Net cash flows from financing activities                        513       205
                                                           --------- ---------

Net increase (decrease) in cash and short-term investments       (5)      268
Cash and short-term investments at beginning of year             84       263
                                                           --------- ---------
Cash and short-term investments at end of period           $     79  $    531
                                                           ========= =========

Cash paid (received) during the period for:
     Interest, net of amount capitalized                   $    116  $     97
                                                           ========= =========
     Income taxes                                          $     90  $     (2)
                                                           ========= =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -7-






                           Real Estate and
    Weyerhaeuser         Financial Services
- --------------------    --------------------
March 31,  March 26,    March 31,  March 26,
 1996        1995         1996       1995
- ---------  ---------    ---------  ---------

$    137   $    205     $      5   $      2

     142        129            5          9
      27         50           23          1

      10        (55)         (61)        27
    (172)      (154)          38        (29)

      --         --         (138)        38
    (218)        11            8         (4)
      11          2           --         --
      --         11          (11)         9
- ---------  ---------    ---------  ---------
     (63)       199         (131)        53
- ---------  ---------    ---------  ---------

    (181)      (170)          (1)        (2)
    (239)       (11)          --         --
      --         --           (2)       (23)

       2          9           --         --
      --         --           83          7
      (4)        36           18        (35)
- ---------  ---------    ---------  ---------
    (422)      (136)          98        (53)
- ---------  ---------    ---------  ---------


       5        554           --         --
     625       (107)          54        197
     (79)       (62)          --         --

     (46)      (167)         (20)      (211)
     (34)        --           --         --
       8          1           --         --
- ---------  ---------    ---------  ---------
     479        219           34        (14)
- ---------  ---------    ---------  ---------

      (6)       282            1        (14)
      34        190           50         73
- ---------  ---------    ---------  ---------
$     28   $    472     $     51   $     59
=========  =========    =========  =========


$    100   $     81     $     16   $     16
=========  =========    =========  =========
$    107   $     13     $    (17)  $    (15)
=========  =========    =========  =========


Weyerhaeuser Company
- -8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
 For the thirteen week periods ended March 31, 1996 and March 26, 1995



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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 .   Timberlands and wood products, which is engaged in the management of 5.4 million acres of company-owned forestland in the United States and 18.9 million acres of forestland in Canada under long-term licensing arrangements and the production of a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

 .   Pulp, paper and packaging, which manufactures and sells pulp, newsprint, paper, paperboard and containerboard in North American, Pacific Rim and European markets, and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Changes in Accounting Principles

In 1995 first quarter, the company implemented Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," which amended SFAS No. 114 to allow creditors to use existing methods for recognizing interest on impaired loans and also requires creditors to disclose certain information about how interest income was recognized on impaired loans. The adoption of these pronouncements did not have a significant impact on results of operations or financial position.

In 1995 third quarter, the company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires companies to change their method of valuing long-lived assets. The implementation of this pronouncement, along with the company's decision to accelerate the disposition of some of those real estate assets, resulted in a charge of $290 million to operations. The company currently plans to dispose of most of the impaired assets over the next two years. The carrying value of the affected assets at March 31, 1996 and December 31, 1995 was approximately $261 million and $291 million, respectively.

In 1995 fourth quarter, the company implemented SFAS No. 122, "Accounting for Mortgage Servicing Rights -- an Amendment of FASB Statement No. 65," which modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change constitutes a simplification in procedures, eliminating the separate treatment of servicing rights acquired through loan origination and those acquired through purchasing transactions, as previously required under SFAS No. 65. The change also requires that the enterprise periodically evaluate servicing rights for impairment. The adoption of this pronouncement by WMC did not have a significant impact on results of operations or financial position.

Weyerhaeuser Company
- -9-

Prospective Accounting Changes

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires companies to change what they disclose about their employee stock-based compensation plans, recommends that they change the accounting for these plans to a fair-value based method and requires those companies that do not change their accounting to disclose what their earnings and earnings per share would have been if they had changed. This disclosure is applicable for financial statements for fiscal years beginning after December 15, 1995. The company will continue  to  account  for  these  plans using  the  method  of  accounting prescribed by Accounting Principles Board Opinion No. 25 and will conform to the disclosure requirements of SFAS No. 123 for the fiscal year 1996.

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 198,195,035 and 205,628,338 at March 31, 1996 and March 26, 1995, respectively.

Estimates

The  preparation  of  financial  statements in  conformity  with  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The company deals only with highly rated counterparties.

The notional amounts of these derivative financial instruments are $1.1 billion and $.9 billion at March 31, 1996 and December 31, 1995, respectively. The company's use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Weyerhaeuser Company
- -10-


Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out
(LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories; either the first-in, first-out (FIFO) or average cost method is used to cost all other inventories.

Property and Equipment

The company's property accounts are maintained on an individual asset basis. Betterments and replacements of major units are capitalized. Maintenance, repairs and minor replacements are expensed. Depreciation is provided generally on the straight-line or unit-of-production method at rates based on estimated service lives. Amortization of logging railroads and truck roads is provided generally as timber is harvested and is based upon rates determined with reference to the volume of timber estimated to be removed over such facilities.

The  cost  and  related  depreciation  of  property  sold  or  retired   is
removed from the property and allowance for depreciation accounts and the gain or loss is included in earnings.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $149 million at March 31, 1996 and
December 31, 1995, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Weyerhaeuser Company
- -11-

Weyerhaeuser Real Estate Company

Real estate held for sale is stated at the lower of cost or fair value. The determination of fair value is based on market pricing of comparable assets when available, or the present value of expected future cash flows from these assets. Real estate held for development is stated at cost to the extent it does not exceed the future undiscounted net cash flows.

Weyerhaeuser Financial Services

The company's financial services businesses are engaged in the mortgage banking industry, hold mortgage-backed certificates and other financial instruments pledged as collateral for collateralized mortgage obligation (CMO) bonds, and also offer insurance services.

Mortgage notes held for sale are stated at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains).

Mortgage-backed certificates are carried at par value adjusted for any unamortized discount or premium.

CMO  bonds  are  carried at unamortized cost.  Discounts and  premiums  are
amortized   using  a  method  that  approximates  the  effective   interest
method over their estimated lives.

Note 2: Income Taxes

Provisions for income taxes include the following:     Thirteen Weeks Ended
                                                       --------------------
                                                       March 31,  March 26,
Dollar amounts in millions                               1996       1995
                                                       ---------  ---------
Federal:
  Current                                              $    19    $    36
  Deferred                                                  50         47
                                                       ---------  ---------
                                                            69         83
                                                       ---------  ---------

State:
  Current                                                    3          6
  Deferred                                                   4          3
                                                       ---------  ---------
                                                             7          9
                                                       ---------  ---------

Foreign:
  Current                                                    8         28
  Deferred                                                  (4)         1
                                                       ---------  ---------
                                                             4         29
                                                       ---------  ---------

Total                                                  $    80    $   121
                                                       =========  =========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended March 31, 1996 and March 26, 1995, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirteen week periods ended March 31, 1996 and March 26, 1995 are 36% and 37%, respectively.

Weyerhaeuser Company
- -12-

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Note 3: Inventories

                                                       March 31,   Dec. 31,
Dollar amounts in millions                               1996        1995
                                                       ---------  ---------
Logs and chips                                         $    182   $    173
Lumber, plywood and panels                                  170        135
Pulp, newsprint and paper                                   222        158
Containerboard, paperboard and packaging                    115        107
Other products                                              129        117
Materials and supplies                                      274        270
                                                       ---------  ---------
                                                       $  1,092   $    960
                                                       =========  =========

Note 4: Property and Equipment

                                                       March 31,   Dec. 31,
Dollar amounts in millions                               1996        1995
                                                       ---------  ---------
Property and equipment, at cost:
  Land                                                 $    167   $    167
  Buildings and improvements                              1,588      1,582
  Machinery and equipment                                 9,296      9,253
  Rail and truck roads and other                            614        615
                                                       ---------  ---------
                                                         11,665     11,617

Less allowance for depreciation
  and amortization                                        4,988      4,900
                                                       ---------  ---------
                                                       $  6,677   $  6,717
                                                       =========  =========

Note 5: Accrued Liabilities

                                                       March 31,   Dec. 31,
Dollar amounts in millions                               1996        1995
                                                       ---------  ---------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                          $    206   $    265
Taxes - social security and real
  and personal property                                      66         50
Interest                                                     41         82
Accrued income taxes                                         56        117
Other                                                       211        193
                                                       ---------  ---------
                                                       $    580   $    707
                                                       =========  =========

Note 6: Short-Term Debt

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $375 million and $725 million, all of which could be availed of by the company, WRECO and WMC at March 31, 1996 and December 31, 1995, respectively. No portion of these lines has been availed of by the company, WRECO or WMC at March 31, 1996 and December 31, 1995. None of the entities referred to herein is a guarantor of the borrowings of the others.

Weyerhaeuser Company
- -13-

WMC has short-term special credit lines that provide for borrowings of up to $230 million at March 31, 1996 and December 31, 1995. Borrowings against these lines were $121 million and $115 million as of March 31, 1996 and December 31, 1995, respectively.

Note 7: Long-Term Debt

At March 31, 1996 and December 31, 1995, the company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in July 1994 with a group of banks that provides for borrowings of up to the total amount of $1.55 billion, all of which can be availed of by the company, and $1 billion, which can be availed of by WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks. No portion of this line has been availed of by the company or WMC at March 31, 1996 or December 31, 1995.

At March 31, 1996 and December 31, 1995, WMC had $35 million outstanding against a one-year evergreen credit commitment entered into in 1990.

WMC  has  a  revolving credit agreement with a bank  to  provide  for:
(1) borrowings of up to $35 million for two years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks; (2) a commitment fee based on the unused credit; and (3) conversion of the note as of July 1, 1998, to a five-year term loan payable in equal quarterly installments. At March 31, 1996 and December 31, 1995, $10 million and $20 million, respectively, were outstanding under this agreement.

During 1992 WFS entered into a credit facility agreement, which was subsequently amended in May 1994 and provides for: (1) borrowings of up to $525 million at March 31, 1996 and at December 31, 1995 at LIBOR or other such rates as may be agreed upon by WFS and the banks; and
(2) a commitment fee on the unused portion of the credit facility. $450 million was outstanding under this facility at March 31, 1996 and December 31, 1995.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:


                                                March 31,   Dec. 31,
Dollar amounts in millions                        1996        1995
                                                ---------  ---------
Weyerhaeuser                                    $   877    $   252
Real estate and financial services                  394        263

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans were 6,884,256 shares at March 31, 1996 and 5,972,195 shares at December 31, 1995.

Note 9: Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, have averaged $869 million in recent years, but are expected to be approximately $900 million in 1996; however, the 1996 expenditure level could be increased or decreased as a consequence of future economic conditions.

The company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Weyerhaeuser Company
- -14-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Net sales and revenues and earnings before interest expense and income taxes by segment are:


                                                   Thirteen Weeks Ended
                                                   --------------------
                                                   March 31,  March 26,
Dollar amounts in millions                           1996       1995
                                                   ---------  ---------
Net sales and revenues:
  Timberlands and wood products                    $  1,116   $  1,187
  Pulp, paper and packaging                           1,217      1,269
  Real estate                                           180        140
  Financial services                                     52         42
  Corporate and other                                    40         48
                                                   ---------  ---------
                                                   $  2,605   $  2,686
                                                   =========  =========

Earnings before interest expense and
 income taxes:
  Timberlands and wood products                    $    152   $    241
  Pulp, paper and packaging                             162        208
  Real estate                                             7          1
  Financial services (1)                                  3          3
  Corporate and other                                   (43)       (67)
                                                   ---------  ---------
                                                   $    281   $    386
                                                   =========  =========

(1) Includes net interest expense of $16 million and $15 million related to the financial services businesses.


Results of Operations

Net sales in the first quarter of 1996 were $2.6 billion, down 3 percent from the $2.7 billion reported in the same quarter of 1995. Net earnings for the quarter were $142 million, or 72 cents per common share, as compared with $207 million, or $1.00 per common share. The 1996 first quarter results reflected rapidly declining prices for most pulp, paper and packaging products and significantly lower wood products prices compared to year ago levels.

The timberlands and wood products segment's net sales for the quarter were $1.1 billion, slightly less than the $1.2 billion recorded in 1995 first quarter. The segment's operating earnings were $152 million for the quarter, compared to $241 million in the same quarter last year. The quarter's results were depressed by extreme weather conditions which disrupted operations and delayed the normal spring pickup in new home construction. Finished product prices were lower than 1995 same quarter levels; however, activity in the U.S. began improving in March and the quarter ended on a positive note.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 31, 1996 and March 26, 1995 are as follows:

Weyerhaeuser Company
- -15-

                                       Third Party Sales     Total Production
                                     -------------------- --------------------
                                     Thirteen Weeks Ended Thirteen Weeks Ended
                                     -------------------- --------------------
                                      March 31, March 26,  March 31, March 26,
Products (in millions)                  1996      1995       1996      1995
- ----------------------               ---------- --------- ---------- ---------
  Raw materials--cubic feet                132       135        --        --
  Logs--cubic feet                          --        --        230       238
  Softwood lumber--board feet            1,010     1,035        842       841
  Softwood plywood and veneer--
    square feet (3/8")                     484       546        318       313
  Composite panels--square feet (3/4")     153       159        137       146
  Oriented strand board--
    square feet (3/8")                     460       458        391       402
  Hardboard--square feet (7/16")            56        39        33        29
  Hardwood lumber--board feet               89        66        83        60
  Engineered wood products--lineal feet     21        27        --        --
  Hardwood doors (thousands)               146       154       146       156


The pulp, paper and packaging segment's net sales for the quarter were $1.2 billion for the current quarter, compared to $1.3 billion and
$1.5 billion in the 1995 first and fourth quarters, respectively. Operating earnings were $162 million in the quarter, down 22 percent from the $208 million in 1995 first quarter and 47 percent from the $304 million in 1995 fourth quarter. The falling pulp and paper products prices are a result of customers choosing to work off their inventories rather than placing new orders. There are signs of improvements in pulp and paper shipments that indicate that customers are nearing the end of depleting these inventories. However, continued erosion in the segment's second quarter earnings is expected from both lower average prices and production curtailments.

The acquisition of nine corrugated packaging plants in the fourth quarter of 1995 accounted for a 23 percent increase in sales and production volumes in the first quarter of 1996 over the same period in 1995. The recycling business added nine centers in 1995, which raised the current quarter's sales volumes by 67 percent and production volumes by 39 percent over the 1995 first quarter. These gains in volumes were more than offset by pricing declines that resulted from the oversupply of inventories of market pulp, paper and newsprint.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 31, 1996 and March 26, 1995 are as follows:

                                 Third Party Sales      Total Production
                               --------------------   --------------------
                               Thirteen Weeks Ended   Thirteen Weeks Ended
                               --------------------   --------------------
                               March 31,  March 26,   March 31,  March 26,
Products (in thousands)           1996      1995        1996       1995
- -----------------------        ---------  ---------   ---------  ---------

  Pulp--air-dry metric tons         397       501        525       542
  Newsprint--metric tons            135       160        134       167
  Paper--tons                       246       267        261       263
  Paperboard--tons                   46        56         48        57
  Containerboard--tons               66        62        564       613
  Packaging--MSF                 10,016     8,188     10,627     8,650
  Recycling--tons                   443       265        801       577


The real estate and financial services segments earned a combined $10 million in the current quarter, compared to $4 million a year ago. The quarter's performance was favorably impacted by an increase in revenues of $50 million, or 27 percent, over the 1995 first quarter. This results from several major commercial project closings and an increase in single family closings in the real estate segment and an increase in loan servicing revenues in the company's mortgage banking business.

Worldwide economic conditions are uncertain, making it difficult to determine when things will improve. In light of this uncertainty, the company anticipates lower earnings in the second quarter of 1996.

There was no material change in the total consolidated costs and expenses and interest expense incurred from 1995 to 1996.

Weyerhaeuser Company
- -16-


Other income (expense) is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income or (expense) item for the thirteen week periods ended March 31, 1996 and March 26, 1995 was significant in relation to net earnings.

Liquidity and Capital Resources

General

Earnings before interest expense and income taxes plus non-cash charges for the thirteen week periods ended March 31, 1996 and March 26, 1995 were $198 million and $284 million, respectively, for the timberlands and wood products segment, and $252 million and $290 million, respectively, for the pulp, paper and packaging segment.

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

Operations

The company generated $350 million of cash flow from operations before working capital changes in 1996 first quarter. This is down from the $398 million in the same quarter a year ago, due primarily to reduced net earnings. Weyerhaeuser's net working capital increased $390 million during the first quarter 1996. This was caused by a $132 million growth in inventories across all product lines, which aligns with the reduction in sales, and a $209 million decrease in accounts payable and accrued liabilities. In the same period last year, working capital increased $491 million, with the majority due to the proceeds of a $250 million debenture issue being invested in marketable securities at month-end.

The increase in the working capital of the real estate and financial services segments is attributed to an increase of $138 million in mortgages held for sale as originations exceeded sales.

Investing

Capital  expenditures for the quarter were $421 million,  compared  to
$183 million in the same period last year. The 1996 spending by segment was: $305 million for timberlands and wood products, of which $239 million was for timber and timberlands including the acquisition of southern private commercial forestland; $108 million for the pulp, paper and packaging segment; and $8 million for other segments. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $900 million for the year. However, this expenditure level could increase or decrease as a consequence of future economic conditions.

The cash needed to meet these and other company needs was generated from internal cash flow and short-term borrowing.

Financing

During the first quarter of 1996, the company paid $79 million in cash dividends, compared to $62 million in the first quarter of 1995. The quarterly dividend rate was raised from 30 cents to 40 cents effective with the second quarter of 1995, resulting in an annualized rate of $1.60 per common share.

The company repurchased $34 million of common shares in the quarter as a part of the 10 million share repurchase program, which commenced in the second quarter of 1995, bringing the total acquired to 9.3 million shares at March 31, 1996.

Weyerhaeuser Company
- -17-

Notes  and commercial paper borrowings increased by $679 million  from
1995   year-end.   This  increase  is  included  in  the  balance   of
$1.3 billion reclassified to long-term debt at March 31, 1996.

Other Items

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

Weyerhaeuser Company
- -18-


Part II.    Other Information

Item 1. Legal Proceedings

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of approximately $10 million, plus statutory interest. In September 1994, the United States Court of Federal Claims issued an opinion on the casualty loss issues which will result in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. Both the company and the government have appealed the decision.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington, against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with all but one of the defendants. The remaining defendant provided first layer excess coverage during a three year period. That defendant's liability on groups of sites is being tried in phases. Two trials against the remaining defendant, affecting nine sites, began in October 1994 and February 1996 and resulted in verdicts assigning 100 percent clean-up responsibility to the defendant on three sites, partial responsibility on three others and a finding of no liability as to the remaining three. The trial court has ruled that the primary policy has been exhausted and imposed an obligation on the remaining defendant to provide a defense on one of the sites, a ruling that may be expanded to include other sites. No trial schedule has been set for the 16 sites remaining in the case.

The company received from the Lane County, Oregon Regional Air Pollution Control Authority (LRAPA) a draft Notice of Violation which seeks penalties for alleged Prevention of Significant Deterioration
(PSD) violations at the company's Springfield, Oregon, particleboard operations. LRAPA informed the company in July 1995 that it will withdraw its draft Notice of Violation (NOV) and will not seek fines or penalties. On September 15, 1995; however, LRAPA issued a revised draft NOV (the Revised Draft NOV), which alleged that the Springfield particleboard facility had violated a condition of its Air Contaminant Discharge Permit (ACDP). The allegations in the Revised Draft NOV are based upon the same facts and circumstances relied upon by LRAPA in the prior draft NOV. The company has contested LRAPA's issuance of the Revised Draft NOV.

The company conducted a review of its 10 pulp and paper facilities to evaluate the facilities' compliance with federal PSD regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. Agreements resolving the alleged PSD issues have been reached with the states of Washington, Oklahoma and North Carolina, as noted below. In April 1995, EPA Region X issued a NOV to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company  has  an  80  percent ownership interest.  The  NOV  addresses alleged PSD violations at NORPAC's Longview, Washington, newsprint manufacturing facility. A settlement resolving alleged PSD issues at the Longview/NORPAC complex was reached with the State of Washington on January 26, 1996. On November 14, 1995, the company entered into a settlement with the State of Oklahoma to resolve alleged PSD violations at the company's Valliant, Oklahoma, containerboard manufacturing facility. The company also entered into Special Orders by Consent with the State of North Carolina to resolve alleged PSD issues at the New Bern, North Carolina, pulp mill and the Plymouth, North Carolina, pulp and paper complex. The company is currently negotiating with the LRAPA to resolve alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility.

The Washington State Department of Ecology investigated the accidental release of chlorine, chlorine dioxide and noncondensable gasses in July 1994 at the company's pulp mill in Longview, and issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the noncondensable gasses release which have been paid by the company. In June 1995, EPA issued an Administrative Complaint against the company, seeking penalties of $225 thousand and alleging a failure to timely report the chlorine release. The company has appealed.

Weyerhaeuser Company
- -19-


The Washington State Department of Ecology has issued a NOV to the company, advising the company that it may issue a penalty because of three accidental chlorine releases which occurred at the company's
pulp   mill  in  Longview  on  March  18,  1996.   The  EPA  is   also
investigating.

On  April  9, 1993, the company entered into a Stipulated Final  Order
(SFO) with the Oregon Department of Environmental Quality (DEQ) for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon, containerboard facility. The SFO established a compliance schedule for installing control technology. A Supplemental SFO assessed a $247 thousand initial penalty and a $500 per day stipulated penalty until compliance was demonstrated. On November 15, 1995, DEQ issued a letter, indicating that the company had satisfied the requirements of the SFO and Supplemental SFO. No further penalties were assessed against the company. DEQ will terminate the SFO upon issuance of the federal air operating permit to the North Bend containerboard facility in mid-1996.

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County,
Mississippi, on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi, and the alleged fraudulent concealments of such discharge. The complaint also seeks an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Greene County, Alabama, on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. By order dated April 5, 1995, venue of the Alabama action was transferred to Sumter County, Alabama. On January 20, 1995, the court in the Alabama action certified a class of all persons who, as of the date the action commenced, were riparian owners, lessees and licensees of properties located on the Tennessee Tombigbee Waterway in Greene, Sumter, Pickens and Marengo counties, Alabama, and Lowndes and Noxubee counties, Mississippi, to determine whether the company is liable to the members of the class for compensatory and/or punitive damages and to determine the amount of punitive damages, if any, to be awarded to the class as a whole. By order dated April 12, 1995, as orally amended on February 1, 1996, the geographical boundaries of the class were amended to run from below the Columbus mill's wastewater discharge pipe to just above the confluence of the Black Warrior River and the Tennessee Tombigbee Waterway. The class is estimated to range from approximately 1,000 to 1,500 members. Neither the Mississippi action nor the Alabama action is presently scheduled for trial.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

(b) The  registrant filed reports on Form 8-K dated February  14,  1996 and  April  24,  1996, reporting information under  Item  5,  Other
    Events.