Form 10-Q
period 1996-06-30
WEYERHAEUSER CO
filed 1996-08-09
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the twenty-six weeks ended June 30, 1996 or

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
                       Telephone (206) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
    Title of Each Class                        Which Registered
- -----------------------------------        ------------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of August 2, 1996 was 198,315,471 common shares ($1.25 par value).

Weyerhaeuser Company
- -2-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
             For the Twenty-six Weeks Ended June 30, 1996

                                                                 Page No.
                                                            ------------------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                       3
            Consolidated Balance Sheet                              4-5
            Consolidated Statement of Cash Flows                    6-7
            Notes to Financial Statements                           8-13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            14-18


Part II.  Other Information

Item 1.   Legal Proceedings                                        18-20
Item 2.   Changes in Securities                               (not applicable)
Item 3.   Defaults upon Senior Securities                     (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders        20
Item 5.   Other Information                                   (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                           20


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 1995. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ending June 30, 1996 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY


                                   By /s/ K. J. Stancato
                                      -------------------------
                                      K. J. Stancato
                                      Duly Authorized Officer and
                                      Principal Accounting Officer

August 9, 1996

Weyerhaeuser Company
- -3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
                         For the periods ended
                    June 30, 1996 and June 25, 1995
         (Dollar amounts in millions except per share figures)
                              (Unaudited)

                                       Thirteen weeks       Twenty-six
                                           ended            weeks ended
                                     ------------------  ------------------
                                     June 30,  June 25,  June 30,  June 25,
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
Net sales and revenues:
  Weyerhaeuser                        $ 2,643   $ 2,783   $ 5,016   $ 5,287
  Real estate and financial services      243       226       475       408
                                      -------   -------   -------   -------
Total net sales and revenues            2,886     3,009     5,491     5,695
                                      -------   -------   -------   -------
Costs and expenses:
  Weyerhaeuser:
     Costs of products sold             2,024     1,962     3,763     3,714
     Depreciation, amortization
       and fee stumpage                   146       139       288       268
     Selling, general and administra-
       tive expenses                      169       169       347       329
     Research and development expenses     13        12        27        23
     Taxes other than payroll and
       income taxes                        40        41        77        84
                                      -------   -------   -------   -------
                                        2,392     2,323     4,502     4,418

   Real estate and financial services:
     Costs and operating expenses         184       171       348       301
     Depreciation and amortization          4         9         9        18
     Selling, general and administra-
       tive expenses                       42        32        79        63
     Taxes other than payroll and
       income taxes                         2         2         4         4
                                      -------   -------   -------   -------
                                          232       214       440       386
                                      -------   -------   -------   -------
Total costs and expenses                2,624     2,537     4,942     4,804
                                      -------   -------   -------   -------

Operating income                          262       472       549       891

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred             72        65       137       130
     Less interest capitalized              8         6        14        12
     Other income (expense), net          (31)      (20)      (24)      (41)
  Real estate and financial services:
     Interest expense incurred             35        36        69        69
     Less interest capitalized             16        19        34        37
     Other income (expense), net           13        10        16        14
                                      -------   -------   -------   -------
Earnings before income taxes              161       386       383       714
Income taxes (Note 2)                      58       140       138       261
                                      -------   -------   -------   -------
Net earnings                          $   103   $   246   $   245   $   453
                                      =======   =======   =======   =======

Per common share (Note 1):
  Net earnings                        $   .52   $  1.21   $  1.24   $  2.21
                                      =======   =======   =======   =======

  Dividends paid                      $   .40   $   .40   $   .80   $   .70
                                      =======   =======   =======   =======

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
                  June 30, 1996 and December 31, 1995
                     (Dollar amounts in millions)

                                                        June 30,   Dec. 31,
                                                          1996       1995
                                                       ---------  ---------
                                                      (Unaudited)
Assets
- ------

Weyerhaeuser
  Current assets:
     Cash and short-term investments (Note 1)          $     40   $     34
     Receivables, less allowances                         1,034        976
     Inventories (Note 3)                                   971        960
     Prepaid expenses                                       315        265
                                                       ---------  ---------
       Total current assets                               2,360      2,235

  Property and equipment (Note 4)                         6,652      6,717
  Construction in progress                                  679        509
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                         1,092        666
  Other assets and deferred charges                         243        232
                                                       ---------  ---------
                                                         11,026     10,359
                                                       ---------  ---------

Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                            46         50
  Receivables, less discounts and allowances                 97         92
  Mortgage notes held for sale                              420        332
  Mortgage loans receivable                                 162        155
  Investments                                                50         70
  Mortgage-backed certificates and
    other pledged financial instruments                     187        185
  Real estate in process of development and for sale,
    less reserves                                           693        776
  Land being processed for development,
    less reserves                                           687        688
  Deferred acquisition costs                                 12         84
  Investments in and advances to joint ventures
    and limited partnerships, less reserves                  99        113
  Rental properties, less accumulated depreciation          171        184
  Other assets                                              124        165
                                                       ---------  ---------
                                                          2,748      2,894
                                                       ---------  ---------

     Total assets                                      $ 13,774   $ 13,253
                                                       =========  =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -5-



                                                        June 30,   Dec. 31
                                                          1996       1995
                                                       ---------  ---------
                                                      (Unaudited)
Liabilities and shareholders' interest

Weyerhaeuser
  Current liabilities:
     Notes payable                                     $     15   $     24
     Current maturities of long-term debt                   119        125
     Accounts payable (Note 1)                              660        747
     Accrued liabilities (Note 5)                           607        707
                                                       ---------  ---------
       Total current liabilities                          1,401      1,603


  Long-term debt (Note 7)                                 3,807      2,983
  Deferred income taxes                                   1,254      1,196
  Deferred pension and other liabilities                    456        509
  Minority interest in subsidiaries                         110        111
  Commitments and contingencies (Note 9)                    --         --
                                                       ---------  ---------
                                                          7,028      6,402
                                                       ---------  ---------

Real estate and financial services
  Notes payable and commercial paper                        210        338
  Collateralized mortgage obligation bonds                  152        159
  Long-term debt (Note 7)                                 1,575      1,594
  Other liabilities                                         251        274
  Commitments and contingencies (Note 9)                    --         --
                                                       ---------  ---------
                                                          2,188      2,365
                                                       ---------  ---------

     Total liabilities                                    9,216      8,767

Shareholders' interest (Note 8)
     Common shares:  authorized 400,000,000 shares,
       issued 206,072,890 shares, $1.25 par value           258        258
     Other capital                                          408        415
     Cumulative translation adjustment                      (89)       (90)
     Retained earnings                                    4,313      4,226
     Treasury common shares, at cost:
       7,541,019 and 7,302,878                             (332)      (323)
                                                       ---------  ---------
       Total shareholders' interest                       4,558      4,486
                                                       ---------  ---------

       Total liabilities and shareholders' interest    $ 13,774   $ 13,253
                                                       =========  =========

Weyerhaeuser Company
- -6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 For the twenty-six week periods ended June 30, 1996 and June 25, 1995
                     (Dollar amounts in millions)
                              (Unaudited)

                                                             Consolidated
                                                           -----------------
                                                           June 30,  June 25,
                                                             1996      1995
                                                          --------- ---------
Cash flows provided by operations:
  Net earnings                                             $  245    $  453
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage              297       286
     Deferred income taxes, net                                97       102
  Changes in working capital:
     Accounts receivable                                      (59)     (126)
     Inventories, prepaid expenses, real estate and land       73       (95)
     Mortgage notes held for sale and mortgage loans
       receivable                                             (87)      (68)
     Other liabilities                                       (263)      (50)
  Loss on disposition of assets                                 4         8
  Other                                                       (44)       23
                                                          --------- ---------
Net cash provided by operations                               263       533
                                                          --------- ---------
Cash flows from investing in the business:
  Property and equipment                                     (371)     (375)
  Timber and timberlands                                      (16)      (41)
  Property and equipment and timber and timberlands
     from acquisitions                                       (448)       --
  Mortgage and investment securities acquired                  (7)      (25)
  Proceeds from sale of:
     Property and equipment                                    12        12
     Mortgage and investment securities                       109        18
  Other                                                       (23)      (11)
                                                          --------- ---------
Net cash flows from investing in the business                (744)     (422)
                                                          --------- ---------
Cash flows from financing activities:
  Sale of debentures, notes and CMO bonds                       6       574
  Sale of industrial revenue bonds                             33       100
  Notes and commercial paper borrowings, net                  855       (88)
  Cash dividends on common shares                            (158)     (144)
  Payments on debentures, notes, bank credit agreements,
     income debenture, capital leases, industrial revenue
     bonds and CMO bonds                                     (237)     (425)
  Purchase of treasury common shares                          (34)     (109)
  Exercise of stock options                                    18        10
  Other                                                        --        (1)
                                                          --------- ---------
Net cash flows from financing activities                      483       (83)
                                                          --------- ---------

Net increase (decrease) in cash and short-term investments      2        28
Cash and short-term investments at beginning of year           84       263
                                                          --------- ---------
Cash and short-term investments at end of period           $   86    $  291
                                                          ========= =========
Cash paid (received) during the period for:
     Interest, net of amount capitalized                   $  157    $  138
                                                          ========= =========
     Income taxes                                          $  117    $   88
                                                          ========= =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- -7-





                      Real Estate and
    Weyerhaeuser     Financial Services
- -------------------  -------------------
 June 30,  June 25,   June 30,  June 25,
   1996      1995       1996      1995
- --------- ---------  --------- ---------

 $  237    $  452     $    8    $    1

    288       268          9        18
     58       101         39         1

    (57)     (144)        (2)       18
    (23)      (82)        96       (13)

     --        --        (87)      (68)
   (250)      (29)       (13)      (21)
      3         8          1        --
    (12)        5        (32)       18
- --------- ---------  --------- ---------
    244       579         19       (46)
- --------- ---------  --------- ---------

   (364)     (368)        (7)       (7)
    (16)      (41)        --        --

   (448)       --         --        --
     --        --         (7)      (25)

     12        12         --        --
     --        --        109        18
    (55)       34         32       (45)
- --------- ---------  --------- ---------
   (871)     (363)       127       (59)
- --------- ---------  --------- ---------

      6       559         --        15
     33       100         --        --
    899      (411)       (44)      323
   (158)     (144)        --        --


   (131)     (169)      (106)     (256)
    (34)     (109)        --        --
     18        10         --        --
     --        (1)        --        --
- --------- ---------  --------- ---------
    633      (165)      (150)       82
- --------- ---------  --------- ---------

      6        51         (4)      (23)
     34       190         50        73
- --------- ---------  --------- ---------
 $   40    $  241     $   46    $   50
========= =========  ========= =========

 $  127    $  108     $   30    $   30
========= =========  ========= =========
 $  134    $  103     $  (17)   $  (15)
========= =========  ========= =========

Weyerhaeuser Company
- -8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
 For the twenty-six week periods ended June 30, 1996 and June 25, 1995



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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 .   Timberlands and wood products, which is engaged in the management of 5.7 million acres of company-owned forestland in the United States and 18.9 million acres of forestland in Canada under long-term licensing arrangements and the production of a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

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

In 1995 third quarter, the company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires companies to change their method of valuing long-lived assets. The implementation of this pronouncement, along with the company's decision to accelerate the disposition of some of those real estate assets, resulted in a charge of $290 million to operations. The company currently plans to dispose of most of the impaired assets over the next two years. The carrying value of the affected assets at June 30, 1996 and December 31, 1995 was approximately $181 million and $291 million, respectively.

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

Weyerhaeuser Company
- -9-

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to provide accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. The statement uses the "financial-components approach" in which, after a transfer of financial assets, an entity would recognize all financial assets and services it controls and all liabilities it has incurred and remove financial assets and liabilities from the balance sheet when control is surrendered or when they are extinguished, respectively. It is to be applied to transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. This statement supersedes several previous statements, including No. 122, "Accounting for Mortgage Servicing Rights--an Amendment of FASB Statement No. 65," which the company had implemented in 1995. The company believes that the future adoption of this statement will not have a significant impact on results of operations or financial position.

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 198,313,429 and 205,243,409 at June 30, 1996 and June 25, 1995, respectively.

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

The   notional  amounts  of  these  derivative  financial  instruments  are
$1.1 billion and $.9 billion at June 30, 1996 and December 31, 1995, respectively. The company's use of derivatives does not have a significant effect on the company's results of operations or its financial position.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $132 million and $149 million at
June 30, 1996 and December 31, 1995, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Note 2: Income Taxes

Provisions for income taxes include the following:     Twenty-six Weeks Ended
                                                       ----------------------
                                                         June 30,   June 25,
Dollar amounts in millions                                 1996       1995
                                                       ----------  ----------
Federal:
  Current                                                $   24     $   82
  Deferred                                                   96         92
                                                       ----------  ----------
                                                            120        174
                                                       ----------  ----------
State:
  Current                                                     4         15
  Deferred                                                    8          6
                                                       ----------  ----------
                                                             12         21
                                                       ----------  ----------
Foreign:
  Current                                                    13         62
  Deferred                                                   (7)         4
                                                       ----------  ----------
                                                              6         66
                                                       ----------  ----------

Total                                                    $  138     $  261
                                                       ==========  ==========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended June 30, 1996 and June 25, 1995, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the twenty-six week periods ended June 30, 1996 and June 25, 1995 are 36% and 36.5%, respectively.

Weyerhaeuser Company
- -12-

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Note 3: Inventories

                                                       June 30,   Dec. 31,
Dollar amounts in millions                               1996       1995
                                                       --------   --------
Logs and chips                                         $  122     $  173
Lumber, plywood and panels                                166        135
Pulp, newsprint and paper                                 169        158
Containerboard, paperboard and packaging                  107        107
Other products                                            130        117
Materials and supplies                                    277        270
                                                       --------   --------
                                                       $  971     $  960
                                                       ========   ========

Note 4: Property and Equipment

                                                       June 30,   Dec. 31,
Dollar amounts in millions                               1996       1995
                                                       --------   --------
Property and equipment, at cost:
  Land                                                 $   163    $   167
  Buildings and improvements                             1,604      1,582
  Machinery and equipment                                9,353      9,253
  Rail and truck roads and other                           620        615
                                                       --------   --------
                                                        11,740     11,617

Less allowance for depreciation
  and amortization                                       5,088      4,900
                                                       --------   --------
                                                       $ 6,652    $ 6,717
                                                       ========   ========

Note 5: Accrued Liabilities

                                                       June 30,   Dec. 31,
Dollar amounts in millions                               1996       1995
                                                       --------   --------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                          $   251    $   265
Taxes - social security and real
  and personal property                                     63         50
Interest                                                    78         82
Accrued income taxes                                        58        117
Other                                                      157        193
                                                       --------   --------
                                                       $   607    $   707
                                                       ========   ========

Note 6: Short-Term Debt

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $375 million and $725 million, all of which could be availed of by the company, WRECO and WMC at June 30, 1996 and December 31, 1995, respectively. No portion of these lines has been availed of by the company, WRECO or WMC at June 30, 1996 and December 31, 1995. None of the entities referred to herein is a guarantor of the borrowings of the others.

Weyerhaeuser Company
- -13-

WMC has short-term special credit lines that provide for borrowings of up to $230 million at June 30, 1996 and December 31, 1995. Borrowings against these lines were $81 million and $115 million as of June 30, 1996 and December 31, 1995, respectively.

Note 7: Long-Term Debt

At June 30, 1996 and December 31, 1995, the company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in July 1994 with a group of banks that provides for borrowings of up to the total amount of $1.55 billion, all of which can be availed of by the company, and $1 billion, which can be availed of by WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks. No portion of this line has been availed of by the company or WMC at June 30, 1996 or December 31, 1995.

At June 30, 1996 and December 31, 1995, WMC had $10 million and $35 million outstanding against a one-year evergreen credit commitment entered into in 1990.

WMC  has  a  revolving credit agreement with a bank  to  provide  for:
(1) borrowings of up to $35 million for two years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks; (2) a commitment fee based on the unused credit; and (3) conversion of the note as of July 1, 1998, to a five-year term loan payable in equal quarterly installments. At June 30, 1996 and December 31, 1995, $10 million and $20 million, respectively, were outstanding under this agreement.

WFS entered into a credit facility agreement in 1992, which was subsequently amended in May 1994 and provides for: (1) borrowings of up to $525 million at June 30, 1996 and at December 31, 1995 at LIBOR or other such rates as may be agreed upon by WFS and the banks; and
(2) a commitment fee on the unused portion of the credit facility. $425 million and $450 million were outstanding under this facility at June 30, 1996 and December 31, 1995, respectively.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:

                                                June 30,   Dec. 31,
Dollar amounts in millions                        1996       1995
                                                --------   --------
Weyerhaeuser                                    $ 1,152    $   252
Real estate and financial services                  309        263

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans were 6,336,965 shares at June 30, 1996 and 5,972,195 shares at December 31, 1995.

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

Weyerhaeuser Company
- -14-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:

                                 Thirteen Weeks Ended  Twenty-six Weeks Ended
                                 --------------------  ----------------------
                                  June 30,  June 25,     June 30,  June 25,
Dollar amounts in millions          1996      1995         1996      1995
                                  --------  --------     --------  --------
Net sales and revenues:
  Timberlands and wood products   $ 1,368   $ 1,271      $ 2,484   $ 2,458
  Pulp, paper and packaging         1,201     1,431        2,418     2,700
  Real estate                         195       179          378       319
  Financial services                   48        47           97        89
  Corporate and other                  74        81          114       129
                                  --------  --------     --------  --------
                                  $ 2,886   $ 3,009      $ 5,491   $ 5,695
                                  ========  ========     ========  ========

Earnings before interest expense
and income taxes:
  Timberlands and wood products   $   217   $   188      $   369   $   429
  Pulp, paper and packaging            35       305          197       513
  Real estate                           2        (4)           9        (3)
  Financial services(1)                 4         4            7         7
  Corporate and other                 (33)      (47)         (76)     (114)
                                  --------  --------     --------  --------
                                  $   225   $   446      $   506   $   832
                                  ========  ========     ========  ========

(1) Includes net interest expense of $19 million and $17 million for thirteen weeks and $35 million and $32 million for twenty-six weeks related to the financial services businesses.

Results of Operations

The company reported net earnings of $103 million, or 52 cents per common share for the second quarter of 1996 as compared with net earnings of $246 million, or $1.21 per common share reported in the second quarter of 1995. Net sales in the period were $2.9 billion, down 4% from the $3.0 billion in the comparable 1995 quarter, but 11% higher than the $2.6 billion recorded in the first quarter of 1996.

Year-to-date earnings were $245 million, down 46% from the previous year's $453 million while earnings per common share were $1.24 compared to $2.21 in 1995. Net sales and revenues in the first half of 1996 were $5.5 billion, 4% less than the $5.7 billion reported in the previous year's first half.

The quarter's results reflected lower prices for most pulp, paper and packaging products compared with the second quarter of 1995 and the first quarter of 1996. There were pulp and paper shipment improvements from the first to second quarter of 1996 along with selective price increases in some paper products and a July 1 price increase for most grades of pulp. If these trends continue, there will be improvements in the pulp, paper and packaging segment in the third quarter. However, considerable uncertainty remains around growth in world markets, particularly in Europe, which is considered to be the key to the rate of improvement.

The timberlands and wood products segment's net sales for the quarter were $1.4 billion, an 8% increase over the 1995 second quarter sales of $1.3 billion and 23% better than the $1.1 billion recorded in 1996 first quarter. The segment's operating earnings were $217 million for the quarter, a 15% increase over the $188 million in the same quarter last year and a 43% improvement over the $152 million in the first quarter of the current year. The improvement in quarterly earnings for this segment, compared to the second quarter of last year, are a result of higher lumber prices and improved operating performance. Structural panels realizations were lower than last year's levels as the growing overcapacity in oriented strandboard continues to weaken prices.

Weyerhaeuser Company
- -15-

Third party sales and total production volumes for the major products in this segment for the thirteen weeks and twenty-six weeks ended June 30, 1996 and June 25, 1995, respectively, are as follows:

                                         Thirteen Weeks      Twenty-six Weeks
                                              Ended                Ended
                                       ------------------   ------------------
                                       June 30,  June 25,   June 30,  June 25,
                                         1996      1995       1996      1995
                                       --------  --------   --------  --------
Third party sales volumes (millions):
  Raw materials--cubic feet                146       133        278       268
  Softwood lumber--board feet            1,237     1,121      2,247     2,156
  Softwood plywood and veneer--
    square feet (3/8")                     590       582      1,074     1,128
  Composite panels--square feet (3/4")     171       146        324       305
  Oriented strand board--
    square feet (3/8")                     535       489        995       947
  Hardboard--square feet (7/16")            51        50        107        89
  Hardwood lumber--board feet               92        68        181       134
  Engineered wood products--
    lineal feet                             33        32        54         59
  Hardwood doors (thousands)               168       176        314       330

Total production volumes (millions):
  Logs--cubic feet                         218       213        448       451
  Softwood lumber--board feet              973       910      1,815     1,751
  Softwood plywood and veneer--
    square feet (3/8")                     328       316        646       629
  Composite panels--square feet (3/4")     155       134        292       280
  Oriented strand board--
    square feet (3/8")                     454       411        845       813
  Hardboard--square feet (7/16")            33        32         66        61
  Hardwood lumber--board feet               90        64        173       124
  Hardwood doors (thousands)               166       168        312       324

The pulp, paper and packaging segment's net sales for the quarter were $1.2 billion, down 16% from $1.4 billion in the 1995 second quarter, but matching the 1996 first quarter performance. Operating earnings were $35 million in the quarter compared to $305 million for the 1995 second quarter and $162 million in 1996 first quarter. These declines in profitability can be attributed to the weakening in prices across most product lines in this segment, which commenced in late 1995 and continued into the first half of 1996, as customers chose to work off inventories rather than place new orders.

The acquisition of nine corrugated packaging plants in the fourth quarter of 1995 contributed to a 28% increase in packaging sales and production volumes in the second quarter of 1996 over the same period in 1995. The recycling business added nine centers in 1995, which helped raise the current quarter's sales volumes by 46% and production volumes by 33% over the 1995 second quarter.

Weyerhaeuser Company
- -16-

Third party sales and total production volumes for the major products in this segment for the thirteen weeks and twenty-six weeks ended June 30, 1996 and June 25, 1995, respectively, are as follows:

                                       Thirteen Weeks     Twenty-six Weeks
                                            Ended              Ended
                                      -----------------  ------------------
                                      June 30,  June 25,  June 30,  June 25,
                                        1996      1995      1996      1995
                                      --------  --------  --------  --------
Third party sales volumes (thousands):
  Pulp--air-dry metric tons               528       522       925     1,023
  Newsprint--metric tons                  169       170       304       330
  Paper--tons                             246       252       492       519
  Paperboard--tons                         56        60       102       116
  Containerboard--tons                     81        72       147       134
  Packaging--MSF                       10,872     8,498    20,888    16,686
  Recycling--tons                         516       354       959       619

Total production volumes (thousands):
  Pulp--air-dry metric tons               436       504       961     1,046
  Newsprint--metric tons                  161       167       295       334
  Paper--tons                             240       262       501       525
  Paperboard--tons                         53        60       101       117
  Containerboard--tons                    598       583     1,162     1,196
  Packaging--MSF                       11,319     8,887    21,946    17,537
  Recycling--tons                         882       661     1,683     1,238

The real estate and financial services segments earned a combined $6 million in the current quarter compared to break-even a year ago. This improves the current year-to-date earnings to $16 million from the $4 million recorded in the first half of 1995. Revenues are up by 16% year-to-date over last year. Both earnings and revenue improvements over the previous year are a result of several major commercial project closings, an increase in single family closings in the real estate segment and an increase due to a sale of capitalized servicing rights in the company's mortgage banking business.

Total consolidated costs and expenses and interest expense incurred were not materially different when comparing 1996 with 1995 from quarter to quarter or year-to-date.

Other income (expense) is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income or (expense) item for the thirteen and twenty-six week periods ended June 30, 1996 and June 25, 1995 was significant in relation to pre-tax earnings.

Liquidity and Capital Resources

General

Earnings before interest expense and income taxes plus non-cash charges for the twenty-six week periods ended June 30, 1996 and June 25, 1995 were $480 million and $526 million, respectively, for the timberlands and wood products segment, and $364 million and $675 million, respectively, for the pulp, paper and packaging segment.

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

Weyerhaeuser Company
- -17-

Operations

During the first half of the year, the company generated $599 million of cash flow from consolidated operations before working capital changes. This is down from the $872 million in the same period a year ago, due primarily to reduced net earnings.

Weyerhaeuser's net working capital from operations increased $330 million in the first half of 1996 as receivables and prepaid expenses increased while accounts payable and accrued liabilities decreased. In the same period last year, working capital increased $255 million, primarily from increases in receivables and inventories due to the increased business activity.

The 1996 first half increase in the net working capital from operations of the real estate and financial services segments is primarily attributed to an increase of $87 million in mortgages held for sale, as originations exceeded sales, offset by reductions of $96 million in real estate and land inventories.

Investing

Capital expenditures for 1996 year-to-date were $387 million, excluding acquisitions, compared to $416 million in the same period last year. Acquisitions of timber and timberlands and two sawmills in the southern U.S. totaled $448 million in the first half of 1996. The 1996 spending by segment, excluding acquisitions was: $166 million for timberlands and wood products; $198 million for pulp, paper and packaging; and $23 million for other segments. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $900 million for the year. However, this expenditure level could increase or decrease as a consequence of future economic conditions.

The company's financial services segment generated $109 million in the 1996 first half primarily from the sale of capitalized servicing rights and adjustable rate mortgages.

The cash needed to meet these and other company needs was generated from internal cash flow and short-term borrowing.

Financing

During the first half of 1996, the company paid $158 million in cash dividends compared to $144 million in the prior year. The increase from year to year is attributable to the quarterly dividend rate being raised from 30 cents to 40 cents effective with the second quarter of 1995, resulting in an annualized rate of $1.60 per common share.

The company repurchased $34 million of common shares in the first half as a part of the 10 million share repurchase program, which commenced in the second quarter of 1995, bringing the total acquired to
9.3 million shares at June 30, 1996.

Weyerhaeuser's commercial paper borrowings increased by $899 million in 1996, with a significant part of it used to fund the acquisition of the southern timberlands, two sawmills and related working capital described below. This increase is reclassified to, and accounts for the increase in, long-term debt at June 30, 1996. The 1995 sales of debentures and industrial revenue bonds and related payments on debentures, commercial paper and other debt were a result of replacing maturing and higher cost debt, on an accelerated basis, with lower priced instruments.

The combined real estate and financial services segments utilized the funds received from the sale of impaired assets, capitalized servicing rights and adjustable rate mortgages to reduce commercial paper and long-term debt by $150 million in the 1996 first half. In the same period of 1995, these segments increased commercial paper borrowings to finance construction activity, fund mortgage loan originations and pay down higher cost long-term debt.

Other Items

In February 1996, the company signed an agreement to acquire ownership and long-term leases to 661,200 acres of private commercial forestland and two sawmills in southeastern Louisiana and southern Mississippi from Cavenham Forest Industries, a subsidiary of Hansen Plc. for
$500 million. Approximately 50% of this acquisition, including the two sawmills, was completed in the second quarter of 1996. The balance of this transaction is expected to be completed in the third quarter.

In July 1996, the company announced that it has agreed to sell its Klamath Falls, Oregon hardboard, particleboard and plywood manufacturing operations; 600,000 acres of predominantly pine
forestland;   and  its  nursery  and  seed  orchard

Weyerhaeuser Company
- -18-

facilities for $309 million. The transaction, which is subject to certain conditions, including regulatory review, is scheduled to close by the end of August.

Neither of these transactions is expected to have a significant impact on the company's financial position or liquidity.

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

Part II.    Other Information

Item 1. Legal Proceedings

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of approximately $10 million, plus statutory interest. In September 1994, the United States Court of Federal Claims issued an opinion on the casualty loss issues which will result in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. Both the company and the government appealed the decision. On August 2, 1996, the Court of Appeals for the Federal Circuit issued its opinion on the remaining timber casualty loss issues, ruling in favor of the company on both the company's appeal and the government's appeal. It is not known at this time whether the government will seek a rehearing or appeal the decision.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington, against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with all but one of the defendants. The remaining defendant provided first layer excess coverage during a three year period. That defendant's liability on groups of sites is being tried in phases. Two trials against the remaining defendant, affecting nine sites, began in October 1994 and February 1996 and resulted in verdicts assigning 100 percent clean-up responsibility to the defendant on three sites, partial responsibility on three others and a finding of no liability as to the remaining three. The trial court has ruled that the primary policy has been exhausted and imposed an obligation on the remaining defendant to provide a defense on one of the sites, a ruling that may be expanded to include other sites. Trial for the remaining 16 sites has been set for June 1997.

The company received from the Lane County, Oregon Regional Air Pollution Control Authority (LRAPA) a draft Notice of Violation which seeks penalties for alleged Prevention of Significant Deterioration
(PSD) violations at the company's Springfield, Oregon, particleboard operations. LRAPA informed the company in July 1995 that it will withdraw its draft Notice of Violation (NOV) and will not seek fines or penalties. On September 15, 1995, however, LRAPA issued a revised draft NOV (the Revised Draft NOV), which alleged that the Springfield particleboard facility had violated a condition of its Air Contaminant Discharge Permit (ACDP). The allegations in the Revised Draft NOV are based upon the same facts and circumstances relied upon by LRAPA in the prior draft NOV. The company has contested LRAPA's issuance of the Revised Draft NOV. On June 18, 1996, the company and LRAPA entered into a Stipulated Final Order (SFO) to resolve all past and ongoing alleged PSD issues, contested matters and alleged violations associated with extended hours of operation at the Springfield particleboard facility. In exchange for a full resolution of all past and ongoing contested matters, the company agreed to pay a total civil penalty of $19.5 thousand, of which $7.5 thousand was paid directly to LRAPA. The remaining $12 thousand civil penalty was suspended. The company also agreed to implement a Supplemental Environmental Project
(SEP) consisting of the funding of the preparation of a nitrogen oxides (NOx) emission inventory for Lane County. The emission inventory will be conducted by an outside environmental consultant at a cost not to exceed $40 thousand.

Weyerhaeuser Company
- -19-

The company conducted a review of its 10 pulp and paper facilities to evaluate the facilities' compliance with federal PSD regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. At the Cosmopolis, Washington, Columbus, Mississippi, and Flint River, Georgia, facilities, the state regulatory agencies agreed with the company's conclusions regarding the status of each facility. For the Cosmopolis facility, the Washington Department of Ecology agreed the changes made at the facility did not require PSD review. For the Columbus and Flint River facilities, the states concluded the original PSD permits issued to the facilities require updating. The company will update emissions data for the Columbus and Flint River facilities as part of the Title V permitting process. No penalties were assessed for the issues identified at Columbus and Flint River. Agreements resolving the alleged PSD issues have been reached with the states of Washington, Oklahoma and North Carolina, as noted below. No issues were identified at the company's Rothschild, Wisconsin, facility. In April 1995, EPA Region X issued a NOV to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company  has  an  80  percent ownership interest.  The  NOV  addresses alleged PSD violations at NORPAC's Longview, Washington, newsprint manufacturing facility. A settlement resolving alleged PSD issues at the Longview/NORPAC complex was reached with the State of Washington on January 26, 1996. On November 14, 1995, the company entered into a settlement with the State of Oklahoma to resolve alleged PSD violations at the company's Valliant, Oklahoma, containerboard manufacturing facility. The company also entered into Special Orders by Consent with the State of North Carolina to resolve alleged PSD issues at the New Bern, North Carolina, pulp mill and the Plymouth, North Carolina, pulp and paper complex. No decision has been made by the LRAPA or the Oregon Department of Environmental Quality (DEQ) concerning alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility.

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

The Washington State Department of Ecology has issued a $10 thousand penalty to the company because of three accidental chlorine releases which occurred at the company's pulp mill in Longview on March 18, 1996. The EPA is also investigating.

On April 9, 1993, the company entered into a SFO with the DEQ for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon, containerboard facility. The SFO established a compliance schedule for installing control technology. A Supplemental SFO assessed a $247 thousand initial penalty and a $500 per day stipulated penalty until compliance was demonstrated. On November 15, 1995, DEQ issued a letter, indicating that the company had satisfied the requirements of the SFO and Supplemental SFO. No further penalties were assessed against the company. Termination of the SFO will occur after issuance of the federal air operating permit to the North Bend containerboard facility. The North Bend containerboard facility received its federal air operating permit on July 1, 1996.

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County,
Mississippi, on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi, and the alleged fraudulent concealments of such discharge. The complaint also seeks an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Greene County, Alabama, on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. By order dated April 5, 1995, venue of the Alabama action was transferred to Sumter County, Alabama. On January 20, 1995, the court in the Alabama action certified a class of all persons who, as of the date the action commenced, were riparian owners, lessees and licensees of properties located on the Tennessee Tombigbee Waterway in Greene, Sumter, Pickens and Marengo counties, Alabama, and Lowndes and Noxubee counties, Mississippi, to determine whether the company is liable to the members of the class for compensatory and/or punitive damages and to determine the amount of punitive damages, if any, to be awarded to the class as a whole. By order dated April 12, 1995, as orally amended on February 1, 1996, the geographical boundaries of the class were amended to run from below the Columbus mill's wastewater discharge pipe to just above the confluence of the Black Warrior River and the Tennessee Tombigbee Waterway. The class is estimated to range from approximately 1,000 to 1,500 members. In late July, 1996, the company reached an oral agreement to settle both the Mississippi action and the Alabama action for $2.5 million. The oral agreement is subject to the execution of a written settlement agreement and to the approval of the court in the Alabama action.

Weyerhaeuser Company
- -20-

On June 20, 1996, the Wisconsin Department of Natural Resources (WDNR) issued a NOV for alleged air violations at the Marshfield, Wisconsin, wood products manufacturing facility. No penalty was assessed in the NOV. Since the WDNR lacks an administrative mechanism to assess penalties for alleged regulatory non-compliance, it referred the NOV to the Wisconsin Department of Justice for enforcement action on July 2, 1996. The Wisconsin Department of Justice has not determined whether it will accept the referral.

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

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to the 1996 Weyerhaeuser Company First Quarter and Annual Meeting Report to Shareholders for information about the matters voted upon and the votes cast with respect thereto at the annual meeting of the Shareholders of Weyerhaeuser Company on April 16, 1996.

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

(b) The registrant filed reports on Form 8-K dated February 14, April 24, July 17, and July 26, 1996 reporting information under
    Item 5, Other Events.