Form 10-Q
period 1996-09-29
WEYERHAEUSER CO
filed 1996-11-04
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirty-nine weeks ended September 29, 1996 or

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
                        Telephone (206) 924-2345

     Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
    Title of Each Class                        Which Registered
--------------------------------           --------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of October 28, 1996 was 198,310,951 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                WEYERHAEUSER COMPANY AND SUBSIDIARIES
                       Index to Form 10-Q Filing
          For the Thirty-nine Weeks Ended September 29, 1996

                                                                  Page No.
                                                              ----------------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                        3
            Consolidated Balance Sheet                               4-5
            Consolidated Statement of Cash Flows                     6-7
            Notes to Financial Statements                            9-15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             16-20

Part II.  Other Information

Item 1.   Legal Proceedings                                         21-23
Item 2.   Changes in Securities                               (not applicable)
Item 3.   Defaults upon Senior Securities                     (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.   Other Information                                   (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                            23


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 1995. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ending September 29, 1996 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     WEYERHAEUSER COMPANY



                                  By /s/ K. J. Stancato
                                     --------------------
                                     K. J. Stancato
                                     Duly Authorized Officer and
                                     Principal Accounting Officer

November 4, 1996

Weyerhaeuser Company
-3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
                         For the periods ended
              September 29, 1996 and September 24, 1995
         (Dollar amounts in millions except per share figures)
                              (Unaudited)

                                         Thirteen weeks        Thirty-nine
                                             ended             weeks ended
                                      -------------------  -------------------
                                      Sept. 29, Sept. 24,  Sept. 29, Sept. 24,
                                         1996       1995      1996      1995
                                      --------- ---------  --------- ---------
Net sales and revenues:
  Weyerhaeuser                        $  2,619  $  2,820   $  7,635  $  8,107
  Real estate and financial services       233       217        708       625
                                      --------- ---------  --------- ---------
Total net sales and revenues             2,852     3,037      8,343     8,732
                                      --------- ---------  --------- ---------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold              1,982     1,943      5,745     5,657
     Depreciation, amortization
       and fee stumpage                    149       127        437       395
     Selling, general and
       administrative expenses             175       186        522       515
     Research and development expenses      12        12         39        35
     Taxes  other than  payroll  and
       income taxes                         36        29        113       113
                                      --------- ---------  --------- ---------
                                         2,354     2,297      6,856     6,715
                                      --------- ---------  --------- ---------

  Real estate and financial services:
     Costs and operating expenses          161       161        509       462
     Depreciation and amortization           3         9         12        26
     Selling, general and
       administrative expenses              45        31        121        85
     Taxes  other than  payroll  and
       income taxes                          3         2          7         6
     Charges for impairment of long-
       lived assets (Note 1)                --       290         --       290
                                      --------- ---------  --------- ---------
                                           212       493        649       869
                                      --------- ---------  --------- ---------
Total costs and expenses                 2,566     2,790      7,505     7,584
                                      --------- ---------  --------- ---------

Operating income                           286       247        838     1,148

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred              69        71        206       201
     Less interest capitalized               3         4         17        16
     Other income (expense), net           (17)      (14)       (41)      (55)
  Real estate and financial services:
     Interest expense incurred              32        38        101       107
     Less interest capitalized              15        20         49        57
     Other income (expense), net             1         1         14         5
                                      --------- ---------  --------- ---------
Earnings before income taxes               187       149        570       863
Income taxes (Note 2)                       67        54        205       315
                                      --------- ---------  --------- ---------
Net earnings                          $    120  $     95   $    365  $    548
                                      ========= =========  ========= =========

Per common share (Note 1):
  Net earnings                        $    .60  $    .47   $   1.84  $   2.68
                                      ========= =========  ========= =========

  Dividends paid                      $    .40  $    .40   $   1.20  $   1.10
                                      ========= =========  ========= =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
              September 29, 1996 and December 31, 1995
                    (Dollar amounts in millions)

                                                       Sept. 29     Dec. 31,
                                                         1996         1995
                                                      -----------  ---------
                                                      (Unaudited)
Assets
------

Weyerhaeuser
  Current assets:
     Cash and short-term investments (Note 1)          $     45    $     34
     Receivables, less allowances                           981         976
     Inventories (Note 3)                                   947         960
     Prepaid expenses                                       290         265
                                                       ---------   ---------
       Total current assets                               2,263       2,235

  Property and equipment (Note 4)                         6,585       6,717
  Construction in progress                                  727         509
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                         1,102         666
  Other assets and deferred charges                         245         232
                                                       ---------   ---------
                                                         10,922      10,359
                                                       ---------   ---------

Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                            38          50
  Receivables, less discounts and allowances                 93          92
  Mortgage notes held for sale                              438         332
  Mortgage loans receivable                                 161         155
  Investments                                                52          70
  Mortgage-backed certificates and
    other pledged financial instruments                     172         185
  Real estate in process of development and for sale,
    less reserves                                           711         776
  Land being processed for development,
    less reserves                                           680         688
  Deferred acquisition costs                                 10          84
  Investments in and advances to joint ventures
    and limited partnerships, less reserves                 115         113
  Rental properties, less accumulated depreciation          166         184
  Other assets                                              121         165
                                                       ---------   ---------
                                                          2,757       2,894
                                                       ---------   ---------

     Total assets                                      $ 13,679    $ 13,253
                                                       =========   =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-





                                                       Sept. 29,    Dec. 31,
                                                          1996        1995
                                                      -----------  ---------
                                                      (Unaudited)
Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
  Current liabilities:
     Notes payable                                     $      9    $     24
     Current maturities of long-term debt                    80         125
     Accounts payable (Note 1)                              685         747
     Accrued liabilities (Note 5)                           607         707
                                                       ---------   ---------
       Total current liabilities                          1,381       1,603

  Long-term debt (Note 7)                                 3,661       2,983
  Deferred income taxes                                   1,285       1,196
  Deferred pension and other liabilities                    467         509
  Minority interest in subsidiaries                         112         111
  Commitments and contingencies (Note 9)                     --          --
                                                       ---------   ---------
                                                          6,906       6,402
                                                       ---------   ---------

Real estate and financial services
  Notes payable and commercial paper                        229         338
  Collateralized mortgage obligation bonds                  140         159
  Long-term debt (Note 7)                                 1,558       1,594
  Other liabilities                                         258         274
  Commitments and contingencies (Note 9)                     --          --
                                                       ---------   ---------
                                                          2,185       2,365
                                                       ---------   ---------

     Total liabilities                                    9,091       8,767

Shareholders' interest (Note 8)
     Common shares:  authorized 400,000,000 shares,
       issued 206,072,890 shares, $1.25 par value           258         258
     Other capital                                          408         415
     Cumulative translation adjustment                      (89)        (90)
     Retained earnings                                    4,353       4,226
     Treasury common shares, at cost:
       7,783,876 and 7,302,878                             (342)       (323)
                                                       ---------   ---------
       Total shareholders' interest                       4,588       4,486
                                                       ---------   ---------

       Total liabilities and shareholders' interest    $ 13,679    $ 13,253
                                                       =========   =========

Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                  CONSOLIDATED STATEMENT OF CASH FLOWS
     For the thirty-nine week periods ended September 29, 1996
                          and September 24, 1995
                      (Dollar amounts in millions)
                               (Unaudited)

                                                             Consolidated
                                                          -------------------
                                                          Sept. 29, Sept. 24,
                                                            1996      1995
                                                          --------- ---------
Cash flows provided by operations:
  Net earnings                                            $    365   $   548
  Non-cash charges to income:
     Depreciation, amortization and fee stumpage               449       421
     Deferred income taxes, net                                125        90
  Changes in working capital:
     Accounts receivable                                        (6)     (150)
     Inventories, prepaid expenses, real estate and land        95      (170)
     Mortgage notes held for sale and mortgage loans
       receivable                                             (107)     (145)
     Other liabilities                                        (206)      (79)
  (Gain) loss on disposition of assets                           7        17
  Charges for impairment of long-lived assets                   --       290
  Other                                                        (21)       24
                                                          --------- ---------
Net cash provided by operations                                701       846
                                                          --------- ---------

Cash flows from investing in the business:
  Property and equipment                                      (548)     (588)
  Timber and timberlands                                       (34)      (49)
  Property and equipment and timber and timberlands
    from acquisitions                                         (448)       --
  Mortgage and investment securities acquired                   (5)      (20)
  Proceeds from sale of:
     Property and equipment (Note 10)                           64        15
     Mortgage and investment securities                        111       197
  Other                                                        (34)       (4)
                                                          --------- ---------
Net cash flows from investing in the business                 (894)     (449)
                                                          --------- ---------

Cash flows from financing activities:
  Sale of debentures, notes and CMO bonds                        8       611
  Sale of industrial revenue bonds                              33       100
  Notes and commercial paper borrowings, net                   765      (210)
  Cash dividends on common shares                             (238)     (225)
  Payments on debentures, notes, bank credit agreements,
     income debenture, capital leases, industrial revenue
     bonds and CMO bonds                                      (350)     (535)
  Purchase of treasury common shares                           (45)     (188)
  Exercise of stock options                                     19        17
  Other                                                         --        (3)
                                                          --------- ---------
Net cash flows from financing activities                       192      (433)
                                                          --------- ---------

Net increase (decrease) in cash and short-term investments      (1)      (36)
Cash and short-term investments at beginning of year            84       263
                                                          --------- ---------
Cash and short-term investments at end of period          $     83  $    227
                                                          ========= =========
 Cash paid (received) during the period for:
     Interest, net of amount capitalized                  $    279  $    252
                                                          ========= =========
     Income taxes                                         $    137  $    171
                                                          ========= =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-




                          Real Estate and
    Weyerhaeuser         Financial Services
--------------------    --------------------
Sept. 29,  Sept. 24,    Sept. 29,  Sept. 24,
  1996       1995         1996       1995
---------  ---------    ---------  ---------

$    353   $    740     $     12   $   (192)

     437        395           12         26
      89        187           36        (97)

      (4)      (167)          (2)        17
      14       (134)          81        (36)

      --         --         (107)      (145)
    (209)       (95)           3         16
      10         17           (3)        --
      --         --           --        290
      (8)        21          (13)         3
---------  ---------    ---------  ---------
     682        964           19       (118)
---------  ---------    ---------  ---------


    (541)      (577)          (7)       (11)
     (34)       (49)          --         --

    (448)        --           --         --
      --         --           (5)       (20)

      53         15           11         --
      --         --          111        197
     (53)       (41)          19         37
---------  ---------    ---------  ---------
  (1,023)      (652)         129        203
---------  ---------    ---------  ---------


       8        566           --         45
      33        100           --         --
     753       (411)          12        201
    (238)      (225)          --         --


    (178)      (176)        (172)      (359)
     (45)      (188)          --         --
      19         17           --         --
      --         (3)          --         --
---------  ---------    ---------  ---------
     352       (320)        (160)      (113)
---------  ---------    ---------  ---------

      11         (8)         (12)       (28)
      34        190           50         73
---------  ---------    ---------  ---------
$     45   $    182     $     38   $     45
=========  =========    =========  =========

$    229   $    204     $     50   $     48
=========  =========    =========  =========
$    154   $    186     $    (17)  $    (15)
=========  =========    =========  =========


Weyerhaeuser Company
-8-

                    This page intentionally left blank.

Weyerhaeuser Company
-9-

                    WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________

                        NOTES TO FINANCIAL STATEMENTS
For the thirty-nine week periods ended September 29, 1996 and September 24, 1995


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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 .    Timberlands and wood products, which is engaged in the management of 5.5 million acres of company-owned forestland in the United States and 18.9 million acres of forestland in Canada under long-term licensing arrangements and the production of a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

 .    Pulp, paper and packaging, which manufactures and sells pulp, newsprint, paper, paperboard and containerboard in North American, Pacific Rim and European markets, and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncements Implemented

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

In 1995 third quarter, the company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires companies to change their method of valuing long-lived assets. The company's decision to accelerate the disposition of certain real estate assets previously held for development and use along with the implementation of this pronouncement resulted in a $290 million charge to operations in the third quarter of 1995. The majority of the charge was a direct result of the company's decision to accelerate the disposition of those assets. The remainder of the charge resulted from the application of those provisions of SFAS No. 121 relating to the valuation of assets held for future use where estimated undiscounted future cash flows from those assets did not exceed the carrying value of those assets.

The company's evaluation of each asset first considered the availability of appraisal information, then comparable sales information, and finally discounted estimated cash flows. Because appraisal information was very limited for the assets evaluated, the majority of the assets were valued based upon comparable sales data or discounted estimated cash flows. The discount rate considered applicable market conditions and risks associated with each asset. In those cases where a discount rate was used, it was 20%. Subsequent sales have demonstrated that the valuation assumptions used were reasonable. The company is continuing with its original plans to dispose of most of the affected assets over a two-year period. The carrying value of the affected assets at September 29, 1996 and December 31, 1995 was approximately $158 million and $291 million, respectively.

Weyerhaeuser Company
-10-

Prospective Accounting Pronouncements

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

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 198,319,551 and 204,508,087 at September 29, 1996 and September 24, 1995, respectively.

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

Weyerhaeuser Company
-11-

The   notional  amounts  of  these  derivative financial  instruments are
$1.0 billion and $.9 billion at September 29, 1996 and December 31, 1995, respectively. These notional amounts do not represent amounts exchanged by the parties and thus are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories  are  stated  at the lower of cost or market.   Cost includes
labor,   materials  and  production  overhead.   The  last-in,  first-out
(LIFO)  method is  used  to cost the majority of domestic  raw materials,
in   process  and  finished  goods  inventories.   LIFO  inventories were
$284 million and $305 million at September 29, 1996 and December 31, 1995,
respectively.    The  balance  of  domestic  raw  material   and  product
inventories, all materials and supplies inventories, and all foreign inventories are costed at either the first-in, first-out (FIFO) or moving average cost methods.

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

Timber and Timberlands

Timber and timberlands are carried at cost less fee stumpage charged to disposals. Fee stumpage is the cost of standing timber and is charged to fee timber disposals as fee timber is harvested, lost as the result of casualty or sold. Depletion rates used to relieve timber inventory are determined with reference to the net carrying value of timber and the related volume of timber estimated to be recoverable.
Timber carrying costs are expensed as incurred. The cost of timber harvested is included in the carrying values of raw material and product inventories, and in the cost of products sold as these inventories are disposed of.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $161 million and $149 million at September 29, 1996 and December 31, 1995, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Weyerhaeuser Company
-12-

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

Weyerhaeuser Real Estate Company

Real estate  held  for  sale  is stated at  the  lower  of  cost  or fair
fair value.   The  determination  of  fair value is  based  on appraisals
and   market  pricing  of  comparable  assets  when  available,   or  the
discounted value of estimated future cash flows from these assets. Real estate held for development is stated at cost to the extent it does not exceed the estimated undiscounted future net cash flows.

Prior to its implementation of SFAS No. 121, the company recorded its inventory, assets held for development and for sale, at the lower of cost or net realizable value. Net realizable value was determined based upon the estimated selling price in the ordinary course of business less estimated costs of completion to include holding costs during construction and costs of disposal. If carrying cost exceeded net realizable value, a valuation allowance was provided.

Weyerhaeuser Financial Services

The company's financial services businesses are engaged in the mortgage banking industry, hold mortgage-backed certificates and other financial instruments pledged as collateral for collateralized mortgage obligation (CMO) bonds, and also offer insurance services.

The company's mortgage banking business was servicing mortgage loans which had an aggregate principal balance of approximately $4.5 billion at September 29, 1996.

Mortgage notes held for sale are stated at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains).

Mortgage-backed certificates  are  carried at  par value adjusted for any
unamortized  discount or  premium.   Management's intent is to hold these
certificates until maturity.

CMO  bonds  are  carried at unamortized cost.  Discounts and premiums are
amortized   using  a  method  that  approximates  the  effective interest method over their estimated lives.

Weyerhaeuser Company
-13-

Note 2: Income Taxes


Provisions for income taxes include the following:    Thirty-nine Weeks Ended
                                                      -----------------------
                                                       Sept. 29,   Sept. 24,
Dollar amounts in millions                                1996        1995
                                                       ---------   ---------
Federal:
  Current                                              $    42     $   114
  Deferred                                                 124          74
                                                       ---------   ---------
                                                           166         188
                                                       ---------   ---------
State:
  Current                                                    6          21
  Deferred                                                   7           6
                                                       ---------   ---------
                                                            13          27
                                                       ---------   ---------
Foreign:
  Current                                                   32          90
  Deferred                                                  (6)         10
                                                       ---------   ---------
                                                            26         100
                                                       ---------   ---------

Total                                                  $   205     $   315
                                                       =========   =========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended September 29, 1996 and September 24, 1995, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirty-nine week periods ended September 29, 1996 and September 24, 1995 are 36.0% and 36.5%, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Note 3: Inventories

                                                       Sept. 29,   Dec. 31,
Dollar amounts in millions                                1996       1995
                                                       ---------  ---------

Logs and chips                                         $    92    $   173
Lumber, plywood and panels                                 138        135
Pulp, newsprint and paper                                  210        158
Containerboard, paperboard and packaging                   101        107
Other products                                             122        117
Materials and supplies                                     284        270
                                                       ---------  ---------
                                                       $   947    $   960
                                                       =========  =========

Weyerhaeuser Company
-14-

Note 4: Property and Equipment

                                                       Sept. 29,   Dec. 31,
Dollar amounts in millions                                1996       1995
                                                       ---------  ---------
Property and equipment, at cost:
  Land                                                 $    163   $    167
  Buildings and improvements                              1,604      1,582
  Machinery and equipment                                 9,325      9,253
  Rail and truck roads and other                            602        615
                                                       ---------  ---------
                                                         11,694     11,617

Less allowance for depreciation
  and amortization                                        5,109      4,900
                                                       ---------  ---------
                                                       $  6,585   $  6,717
                                                       =========  =========

Note 5: Accrued Liabilities

                                                       Sept. 29,   Dec. 31,
Dollar amounts in millions                                1996       1995
                                                       ---------  ---------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                          $    232   $    265
Taxes - social security and real
  and personal property                                      68         50
Interest                                                     42         82
Accrued income taxes                                         79        117
Other                                                       186        193
                                                       ---------  ---------
                                                       $    607   $    707
                                                       =========  =========

Note 6: Short-Term Debt

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $375 million and $725 million, all of which could be availed of by the company, WRECO and WMC at at September 29, 1996 and December 31, 1995, respectively. No portion of these lines has been availed of by the company, WRECO or WMC at September 29, 1996 and December 31, 1995. None of the entities referred to herein is a guarantor of the borrowings of the others. WMC has short-term special credit lines that provide for borrowings of up to $230 million at September 29, 1996 and December 31, 1995. Borrowings against these lines were $61 million and $115 million as of September 29, 1996 and December 31, 1995, respectively.

Note 7: Long-Term Debt

At September 29, 1996 and December 31, 1995, the company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in July 1994 with a group of banks that provides for borrowings of up to the total amount of $1.55 billion, all of which can be availed of by the company, and $1 billion, which can be availed of by WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks. No portion of this line has been availed of by the company or WMC at September 29, 1996 or December 31, 1995.

WMC  entered  into  an   evergreen   credit  commitment  in  1990.     At
September 29, 1996, no portion of this commitment was availed of by WMC, while at December 31, 1995, WMC had $35 million outstanding.

WMC  has  a  revolving  credit agreement with  a  bank  to  provide  for:
(1) borrowings of up to $35 million for two years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks; (2) a commitment fee based on the unused credit; and (3) conversion of the note as of July 1, 1998, to a five-year term loan payable in equal quarterly

Weyerhaeuser Company
-15-

installments. At September 29, 1996, no funds were drawn by WMC under this agreement, while at December 31, 1995, WMC had $20 million outstanding.

WFS entered into a credit facility agreement in 1992, which was subsequently amended in May 1994 and provides for: (1) borrowings of up to $450 million and $525 million at September 29, 1996 and at
December 31, 1995 at LIBOR or other such rates as may be agreed upon by WFS and the banks; and (2) a commitment fee on the unused portion of the credit facility. $375 million and $450 million were outstanding under this facility at September 29, 1996 and December 31, 1995, respectively.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable   as  long-term  debt.    Amounts  so
classified are:

                                                Sept. 29,   Dec. 31,
Dollar amounts in millions                        1996        1995
                                                ---------  ---------
Weyerhaeuser                                    $  1,006   $    252
Real estate and financial services                   378        263



Total  interest  costs  incurred  by  WRECO   are  capitalized  and  will
ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans were 6,302,177 shares at September 29, 1996 and 5,972,195 shares at December 31, 1995.

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

Note 10:    Proceeds From Sale of Property and Equipment

During the quarter, the company sold its Klamath Falls, Oregon hardboard,
particleboard,  and   plywood  manufacturing operations; 600,000 acres of
predominantly   pine  timberlands;  and  its  nursery  and  seed  orchard
facilities.   The  gain  on  this  transaction  was  not  material to the company's pre-tax income.  Proceeds from the  sale  of the  property  and
equipment in this transaction amounted to $33  million.   The timberlands
portion of  this transaction  involved a  like-kind  exchange  for  other timberlands, primarily  the  remaining 50 percent  of private  commercial timberlands in southeastern Louisiana and southern Mississippi previously owned by Cavenham Forest Industries.  The first phase of that transaction took place in the second quarter.

Weyerhaeuser Company
-16-


                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:

                               Thirteen Weeks Ended   Thirty-nine Weeks Ended
                               ---------------------  -----------------------
                                Sept. 29,  Sept. 24,    Sept. 29,  Sept. 24,
Dollar amounts in millions         1996       1995         1996       1995
                                ---------  ---------    ---------  ---------
Net sales and revenues:
  Timberlands and wood products  $ 1,437    $ 1,263      $ 3,921    $ 3,721
  Pulp, paper and packaging        1,130      1,497        3,548      4,197
  Real estate                        177        169          555        488
  Financial services                  56         48          153        137
  Corporate and other                 52         60          166        189
                                ---------  ---------    ---------  ---------
                                 $ 2,852    $ 3,037      $ 8,343    $ 8,732
                                =========  =========    =========  =========

Earnings before interest expense
  and income taxes:
  Timberlands and wood products  $   210    $   196      $   579    $   625
  Pulp, paper and packaging           79        364          276        877
  Real estate (1)                      4       (236)          13       (239)
  Financial services (1) (2)           1        (57)           8        (50)
  Corporate and other               (41)        (51)        (117)      (165)
                                ---------  ---------    ---------  ---------
                                 $  253     $   216      $   759    $ 1,048
                                =========  =========    =========  =========

(1) 1995 third quarter and year-to-date results include pre-tax charges of $232 million and $58 million for real estate and financial services, respectively, to dispose of certain real estate assets.

(2) Includes net interest expense of $17 million and $18 millions for for thirteen weeks and $52 million and $50 million for thirty-nine weeks related to the financial services businesses.

Consolidated Results

Net earnings for the 1996 third quarter were $120 million, or 60 cents per common share compared with $95 million, or 47 cents per common share in the 1995 third quarter.

The third quarter results reflected strong lumber prices in both domestic and Japanese markets and improving pulp prices. The higher volumes and lower operating costs helped offset continuing weak pricing in paper and packaging products.

The previous year's earnings were impacted by an after-tax charge of $184 million, or 90 cents per common share. The company's decision to accelerate the disposition of certain real estate assets previously held for development and use, along with the implementation of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," resulted in the charge to operations. The majority of the charge was a direct result of the company's decision to accelerate disposition of those assets in the 1995 third quarter. The remainder of the charge resulted from the application of those provisions of SFAS No. 121 relating to the valuation of assets held for future use where estimated undiscounted future cash flows from those assets did not exceed the carrying value of those assets.

Weyerhaeuser Company
-17-

Consolidated net sales and revenues in the current quarter were $2.9 billion, down 6 percent from the $3 billion recorded for the comparable quarter of 1995. This variance is the net of: (1) a sales decrease of $370 million in the pulp, paper and packaging segment, with material unfavorable price variances in pulp, corrugated shipping containers, paper and recycled products offset by favorable volume variances in the packaging business due to the acquisition of nine facilities in late 1995, and in the recycling business which added nine centers in 1995; (2) a sales increase of $200 million in the timberlands and wood products segment where lumber registered favorable price variances along with some volume increases in lumber, plywood, and composite panels.

Net income through thirty-nine weeks was $365 million, or $1.84 per common share compared to $548 million, or $2.68 per common share in the same period of 1995. Net sales and revenues year-to-date were $8.3 billion, which is down 4 percent from the $8.7 billion recorded in 1995.

Timberlands and Wood Products

Operating earnings for the quarter in the timberlands and wood products segment were $210 million, an increase of 7 percent over the $196 million reported in the 1995 third quarter. Principal drivers in this increase were improved operating efficiencies, higher lumber prices, and increased shipment volumes in lumber and oriented strand board. Third party sales and total production volumes for the major products in this segment for the thirteen weeks and thirty-nine weeks ended September 29, 1996 and September 24, 1995, respectively, are as follows:

                                         Thirteen Weeks    Thirty-nine Weeks
                                             Ended               Ended
                                      ------------------- -------------------
                                      Sept. 29, Sept. 24, Sept. 29, Sept. 24,
                                        1996      1995      1996      1995
                                      --------- --------- --------- ---------
Third party sales volumes (millions):
  Raw materials--cubic feet                 145       129       423       397
  Softwood lumber--board feet             1,327     1,238     3,574     3,394
  Softwood plywood and
   veneer--square feet (3/8")               590       606     1,664     1,734
  Composite panels--square feet (3/4")      147       173       471       478
  Oriented strand board--
   square feet (3/8")                       549       511     1,544     1,458
  Hardboard--square feet (7/16")             48        55       155       144
  Hardwood lumber--board feet                83        69       264       203
  Engineered wood products--lineal feet      34        41        88       100
  Hardwood doors (thousands)                179       155       493       485

Total production volumes (millions):
  Logs--cubic feet                          233       225       681       676
  Softwood lumber--board feet               955       835     2,770     2,586
  Softwood plywood and
   veneer--square feet (3/8")               318       320       964       949
  Composite panels--square feet (3/4")      123       149       415       429
  Oriented strand board--
   square feet (3/8")                       452       408     1,297     1,221
  Hardboard--square feet (7/16")             20        31        86        92
  Hardwood lumber--board feet                78        67       251       191
  Hardwood doors (thousands)                173       161       485       485


Weyerhaeuser Company
-18-

Pulp, Paper and Packaging

The pulp, paper and packaging segment operating earnings this quarter were $79 million, significantly lower than the $364 million earned in the comparable quarter last year, but an improvement over the $35 million reported in 1996 second quarter. The decline in profitability from the previous year is attributed to lower pricing across all product lines in the segment, somewhat tempered by ongoing efficiencies and cost containment, and the increased packaging and recycling volume from the acquired plants.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks and thirty-nine weeks ended September 29, 1996 and September 24, 1995, respectively, are as follows:

                                        Thirteen Weeks      Thirty-nine Weeks
                                            Ended                 Ended
                                      -------------------  -------------------
                                      Sept. 29, Sept. 24,  Sept. 29, Sept. 24,
                                         1996      1995      1996      1995
                                      --------- ---------  --------- ---------
Third party sales volumes (thousands):
  Pulp--air-dry metric tons                479       536      1,404     1,559
  Newsprint--metric tons                   150       163        454       493
  Paper--tons                              248       242        740       761
  Paperboard--tons                          58        55        160       171
  Containerboard--tons                     108        58        255       192
  Packaging--MSF                        10,905     8,471     31,793    25,157
  Recycling--tons                          514       390      1,473     1,009

Total production volumes (thousands):
  Pulp--air-dry metric tons                549       561      1,510     1,607
  Newsprint--metric tons                   165       165        460       499
  Paper--tons                              262       259        763       784
  Paperboard--tons                          55        53        156       170
  Containerboard--tons                     597       598      1,759     1,794
  Packaging--MSF                        11,498     8,840     33,444    26,377
  Recycling--tons                          884       683      2,567     1,921


Real Estate and Financial Services

The company's real estate and financial services segments earned a combined $5 million during the current quarter compared to a loss of $293 million in the same period a year ago. The 1995 loss included a $290 million charge to operations. The majority of the charge was a direct result of the company's decision to accelerate the disposition of certain real estate assets previously held for development and use. The remainder of the charge resulted from the application of those provisions of SFAS No. 121 relating to the valuation of assets held for future use where estimated undiscounted future cash flows from those assets did not exceed the carrying value of those assets.

Costs and Expenses

There were no material differences in Weyerhaeuser's costs and expenses or interest expense incurred from the third quarter of 1995 to 1996.

Weyerhaeuser's cost of products sold, as a percentage of sales, rose to 76 percent in the current quarter compared to 69 percent in the same quarter last year which was a result of the dramatic increase in pulp, paper and packaging pricing in 1995. This has started to correct itself in the current business cycle.

Inventories continue to come down from their cyclical high at the end of the first quarter of 1996, and turnover rates are lower than those experienced in the peak of the 1995 pulp, paper and packaging segment business cycle.

The significant difference in costs and expenses for the real estate and financial services segments between the two periods was the revaluation of real estate assets in 1995 described above. Selling, general and administrative expenses increased in both the current quarter and year to date, compared to the previous year, as a result of the company's mortgage banking business opening additional branch offices during 1996.

Other income (expense) is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. No individual income or (expense) item for the thirteen and thirty-nine week periods ended September 29, 1996 and September 24, 1995 was significant in relation to operating earnings.

Weyerhaeuser Company
-19-

Liquidity and Capital Resources

General

Earnings before interest expense and income taxes plus non-cash charges for the thirty-nine week periods ended September 29, 1996 and September 24, 1995 were $741 million and $769 million, respectively, for the timberlands and wood products segment, and $535 million and $1.1 billion, respectively, for the pulp, paper and packaging segment.

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

Operations

On a consolidated basis, net cash provided by operations in the thirty-nine week period of 1996 was $701 million compared to $846 million in the same period of 1995. Net earnings provided by Weyerhaeuser were $353 million, down $387 million from the $740 million provided in the same period a year ago due primarily to the decline of prices in the pulp, paper and packaging markets in the current year.

The real estate and financial services segments provided $12 million from net earnings in 1996 compared to a net loss of $192 million in 1995. The 1995 net loss included a $184 million after-tax charge to operations as a result of the company's decision to accelerate the
disposition   of   certain   real  estate  assets  previously  held   for
development and use and the application of those provisions of SFAS No. 121 relating to the valuation of assets held for future use where estimated undiscounted future cash flows from those assets did not exceed the carrying value of those assets. This 1995 charge included in net earnings and a related $93 million use of funds in deferred taxes are offset by the $290 million charge as a non-cash source of funds.

1996 year-to-date shows minimal change in accounts receivable and inventories compared to 1995 year-to-date, where significant increases were the result of strong pulp, paper and packaging markets. The increase in use of funds for other liabilities in 1996 over 1995 is related, primarily, to reductions in payroll, interest and taxes payable.

Investing

Capital expenditures for 1996 year-to-date were $582 million, excluding acquisitions, compared to $637 million in the same period last year. Acquisitions of timber and timberlands and two sawmills in the southern U.S. totaled $448 million in the first three quarters of 1996. The 1996 spending by segment, excluding acquisitions was: $288 million for timberlands and wood products; $263 million for pulp, paper and packaging; and $31 million for other segments. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $900 million for the year. However, this expenditure level could increase or decrease as a consequence of future economic conditions.

Proceeds from the sale of the property and equipment include $33 million received for production facilities and logging equipment in the sale of the company's Klamath Falls manufacturing and timberlands operations. The timberlands portion of this transaction involved like-kind exchanges of other timberlands as described in Note 10 of the Notes to Financial Statements included in this filing.

Weyerhaeuser Company
-20-

The company's financial services segment provided $111 million during 1996 from the sale of capitalized servicing rights and adjustable rate mortgages compared to $197 million due principally to the sale of adjustable rate mortgages in the same period of 1995.

The cash needed to meet these and other company needs was generated from internal cash flow and short-term borrowing.

Financing

During the first three quarters of 1996, the company paid $238 million in cash dividends compared to $225 million in the prior year. The increase from year to year is attributable to the quarterly dividend rate being raised from 30 cents to 40 cents effective with the second quarter of 1995, resulting in an annualized rate of $1.60 per common share.

The company repurchased $45 million of common shares in the first three quarters of 1996 as a part of the 10 million share repurchase program, which commenced in the second quarter of 1995, bringing the total acquired to 9.6 million shares at September 29, 1996. The company's board of directors has authorized an increase of one million shares in the share repurchase program to 11 million shares to offset shares issued in conjunction with a recent acquisition.

Weyerhaeuser's long-term debt as a percentage of shareholders' equity increased in 1996 compared to 1995, due principally to acquisition activity, with a significant part of it used to fund the acquisition of southern timberlands, two sawmills and related working capital. Commercial paper borrowings, which ar e classified as long-term debt, increased by $753 million in 1996. This increase less debt payments of $178 million, principally medium term notes and a fixed rate note, accounts for the increase of $633 million in long-term debt at
September 29, 1996. The 1995 sales of debentures and industrial revenue bonds and related payments on debentures and other debt and a reduction in commercial paper were a result of replacing maturing and higher cost debt, on an accelerated basis, with lower priced instruments.

The combined real estate and financial services segments used funds provided by the sale of some commercial real estate properties, impaired assets, capitalized servicing rights and adjustable rate mortgages to reduce commercial paper and long-term debt by $160 million in the first nine months of 1996. In the same period of 1995, these segments increased commercial paper and other borrowings and sold mortgage and investment securities to finance construction activity, fund mortgage loan originations, and pay down higher cost long-term debt.

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

Weyerhaeuser Company
-21-


Part II.    Other Information

Item 1. Legal Proceedings

Trial began in  May 1992 in a  federal income  tax refund  case that  the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of approximately $10 million, plus statutory interest. In September 1994, the United States Court of Federal Claims issued an opinion on the casualty loss issues which will result in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. Both the company and the government appealed the decision. On August 2, 1996, the Court of Appeals for the Federal Circuit issued its opinion on the remaining timber casualty loss issues, ruling in favor of the company on both the company's appeal and the government's appeal. The government did not seek a rehearing of the decision, but has requested an extension of the time to request review by the United States Supreme Court.

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

Weyerhaeuser Company
-22-

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

The Washington State Department of Ecology investigated the accidental release of chlorine, chlorine dioxide and noncondensable gasses in July 1994 at the company's pulp mill in Longview, and issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the noncondensable gasses release which have been paid by the company. In June 1995, EPA issued an Administrative Complaint against the company, seeking penalties of $225 thousand and alleging a failure to timely report the chlorine release. The company has appealed. On September 25, 1996, the company learned that the EPA has commenced a preliminary criminal investigation of the incident.

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

On  November 2,  1992,   an action  was filed  against the company in the
Circuit   Court  for  the   First  Judicial   District  of Hinds  County,
Mississippi, on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for
diminution in  property  value,   personal  injuries  and  mental anguish
allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi, and the alleged fraudulent concealments of such
discharge.   The complaint also seeks  an injunction  prohibiting  future releases  and the removal of  hazardous substances  allegedly released in
the past.    On August 20, 1993,  a companion action was  filed in Greene
County, Alabama, on behalf of  a similar   purported  class  of  riparian
owners with essentially the same claims as the Mississippi case. By order dated April 5, 1995, venue of the Alabama action was transferred to
Sumter County, Alabama.   On January 20, 1995,  the court  in the Alabama
action certified a class of all persons who, as of the date the action commenced, were riparian owners, lessees and licensees of properties located on the Tennessee Tombigbee Waterway in Greene, Sumter, Pickens
and   Marengo  counties,   Alabama,   and Lowndes  and  Noxubee counties,
Mississippi, to determine whether the company is liable to the members of the class for compensatory and/or punitive damages and to determine the amount of punitive damages, if any, to be awarded to the class as a whole. By order dated April 12, 1995, as orally amended on February 1, 1996, the geographical boundaries of the class were amended to run from below the Columbus mill's wastewater discharge pipe to just above the confluence of the Black Warrior River and the Tennessee Tombigbee Waterway. The class is estimated to range from approximately 1,000 to 1,500 members. In late
July, 1996,   the  company  reached  an  agreement  to  settle  both  the
Mississippi  action  and  the  Alabama  action  fo r $2.5  million.   The
agreement is subject to the approval of the  court in the Alabama action.

On June 20, 1996, the Wisconsin Department of Natural Resources (WDNR) issued a NOV for alleged air violations at the Marshfield, Wisconsin, wood products manufacturing facility. No penalty was assessed in the NOV. Since the WDNR lacks an administrative mechanism to assess penalties for alleged regulatory non-compliance, it referred the NOV to the Wisconsin Department of Justice for enforcement action on July 2, 1996. The Wisconsin Department of Justice has accepted the referral.

On October 2, 1996, the WDNR conducted an inspection of a building demolition project at the company's Marshfield, Wisconsin facility. The WDNR noted several potential non-compliance issues in the work performed by the asbestos abatement subcontractor retained for the project. Upon learning of the issues observed by WDNR, Weyerhaeuser removed the asbestos abatement subcontractor from the plantsite. The WDNR and EPA Region V are currently reviewing the work performed to evaluate whether an enforcement action should be brought against the asbestos abatement subcontractor, the general contractor, and/or the company.

Weyerhaeuser Company
-23-

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Not applicable.

(b) The registrant filed reports on Form 8-K dated February 14, April 24, July 17, July 26, and October 15, 1996 reporting information under Item 5, Other Events.