Form 10-K
period 1996-12-29
WEYERHAEUSER CO
filed 1997-03-14
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-K

                   ANNUAL REPORT PURSUANT TO
         X         SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 1996 or

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                     Commission File Number 1-4825

                          WEYERHAEUSER COMPANY

A Washington Corporation                      (IRS Employer
                                               Identification No.
                                               91-0470860)

                    Tacoma, Washington  98477
                     Telephone (206) 924-2345

  Securities registered pursuant to Section 12(b) of the Act:

                                       Name of Each Exchange on
      Title of Each Class                  Which Registered
-------------------------------        -------------------------
Common Shares ($1.25 par value)        Chicago Stock Exchange
                                       New York Stock Exchange
                                       Pacific Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

As of February 21, 1997, 198,549,288 shares of the registrant's common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $9,182,904,570.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 29, 1996 are incorporated by reference into Parts I, II and IV.

Portions of the Notice of 1997 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III.

Weyerhaeuser Company and Subsidiaries

TABLE OF CONTENTS



----------------------------------------------------------------

PART I                                                       Page
                                                             ----
Item 1.   Business                                             3
Item 2.   Properties                                           7
Item 3.   Legal Proceedings                                   10
Item 4.   Submission of Matters to a Vote of Security Holders 12


PART II

Item 5.   Market Price of and Dividends on the Registrant's
          Common Equity and Related Stockholder Matters       13
Item 6.   Selected Financial Data                             13
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 13
Item 8.   Financial Statements and Supplementary Information  13
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                 13

PART III

Item 10.  Directors and Executive Officers of the Registrant  14
Item 11.  Executive Compensation                              14
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                      14
Item 13.  Certain Relationships and Related Transactions      14


PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                 15


          Signatures                                          16

          Report of Independent Public Accountants on
          Financial Statement Schedules                       17
          Schedule II   Valuation and Qualifying Accounts     18

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

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

Information with respect to the description and general development of the company's business, included on pages 42 through 47, Description of the Business of the Company, contained in the company's 1996 Annual Report to Shareholders, is incorporated herein by reference.

Financial  information with respect to industry segments, included  in
Note 18 of Notes to Financial Statements contained in the company's 1996 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands and Wood Products

The company owns approximately 5.3 million acres of commercial forestland in the United States (61% in the South and 39% in the
Pacific Northwest), most of it highly productive and located extremely well to serve both domestic and international markets. The company has, additionally, long-term license arrangements in Canada covering approximately 22.9 million acres (of which 15 million acres are considered to be productive forestland). The combined total timber inventory on these U.S. and Canadian lands is approximately 266 million cunits (a cunit is 100 cubic feet of solid wood), of which approximately 75% is softwood species. The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. To sustain the timber supply from its fee timberlands, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

                Inventory   Thousands of Acres at December 29, 1996
                ---------  -------------------------------------------
                 Millions     Fee     Long- term    License
                of Cunits  Ownership    Leases    Arrangements  Total
                ---------  ---------  ----------  ------------ -------
Geographic Area

United States
   West             57       2,077         --            --     2,077
   South            35       3,249        229            --     3,478
                ---------  ---------  ----------  ------------ -------
Total United
     States         92       5,326        229            --     5,555
                ---------  ---------  ----------  ------------ -------

Canada
   Alberta          91          --         --         6,704     6,704
   British
    Columbia        10          38         --         3,800     3,838
   Saskatchewan     73          --         --        12,359    12,359
                ---------  ---------  ----------  ------------ -------
Total Canada       174          38         --        22,863    22,901
                ---------  ---------  ----------  ------------ -------

TOTAL              266       5,364        229        22,863    28,456
                =========  =========  ==========  ============ =======

                                                 Thousands of Acres
                Thousands of Acres Millions of -----------------------
                ------------------  Seedlings  Stocking
                Harvested  Planted   Planted    Control  Fertilization
                ---------  ------- ----------- --------  -------------
1996 Activity
West              38.0       42.6      21.7       4.0         48.4
South             51.9       45.2      25.5        .5        223.1
                ---------  ------- ----------- --------  ------------
Total United
  States          89.9       87.8      47.2       4.5        271.5
                =========  ======= =========== ========  =============

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

Item 1.  Business - Continued
-----------------------------

The company's wood products businesses produce and sell softwood lumber, plywood and veneer; composite panels; oriented strand board; hardwood lumber and plywood; doors; treated products; logs; chips and timber. These products are sold primarily through the company's own sales organizations. Building materials are sold to wholesalers, retailers and industrial users.

Sales volumes by major product class are as follows (millions):

                                    1996   1995   1994   1993   1992
                                   -----  -----  -----  -----  -----
Raw materials - cubic ft.            577    535    564    547    545
Softwood lumber - board ft.        4,745  4,515  4,402  4,230  3,440
Softwood plywood and veneer -
  sq. ft. (3/8")                   2,172  2,324  2,685  2,435  2,227
Composite panels - sq. ft. (3/4")    604    648    660    626    590
Oriented strand board -
  sq. ft. (3/8")                   2,083  1,931  1,803  1,672  1,484
Hardboard - sq. ft. (7/16")          193    201    167    140    133
Hardwood lumber - board ft.          349    293    254    240    218
Engineered wood products -
  lineal ft.                         116    128     71     47     --
Hardwood doors (thousands)           652    648    617    556    514


Selected product prices:

                                1996    1995    1994    1993    1992
                              ------  ------  ------  ------  ------
Export logs (#2 sawlog-
 bark on) - $/MBF
  Cascade - Douglas fir       $1,330  $1,365  $1,168  $1,224  $  930
  Coastal - Hemlock              611     750     804     831     562
  Coastal - Douglas fir        1,246   1,217   1,085   1,104     858

Lumber (common) - $/MBF
  2x4 Douglas fir (kiln dried)   422     332     408     418     295
  2x4 Douglas fir (green)        386     308     364     383     261
  2x4 Southern yellow
   pine (kiln dried)             422     364     419     397     285
  2x4 Spruce-pine-fir
   (kiln dried)                  351     251     343     334     231

Plywood (1/2" CDX) - $/MSF
  West                           307     331     334     321     281
  South                          256     301     298     282     249

Oriented strand board
  (7/16"-24/16) North Central
   price - $/MSF                 184     245     265     236     217

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

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

Sales volumes by major product class are as follows (thousands):

                                1996    1995    1994    1993    1992
                              ------  ------  ------  ------  ------
Pulp - air-dry metric tons     1,868   2,060   2,068   1,886   1,238
Newsprint - metric tons          629     663     638     609     575
Paper - tons                   1,007   1,006     998     990     966
Paperboard - tons                205     230     201     222     238
Containerboard - tons            346     259     254     290     318
Packaging - MSF               42,323  34,342  34,483  31,386  29,414
Recycling - tons               2,011   1,467     985     851     778
Personal care products -
  standard cases                  --      --      --      --  17,017

Selected product prices (per ton):

                                     1996  1995   1994   1993   1992
                                     ----  ----   ----   ----   ----
Pulp - NBKP-air-dry metric-U.S.      $579  $883   $566   $445   $551
Paper - uncoated free sheet-U.S.      745   946    617    627    630
Linerboard - 42 lb.-Eastern U.S.      367   505    367    295    343
Newsprint - metric - West Coast U.S.  636   662    460    435    433
OCC                                    53   128     78     27     30
ONP                                    18    99     46     16     13

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

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

Volumes sold:


                                1996    1995    1994    1993    1992
                               -----   -----   -----   -----   -----
Single-family units (1)        2,773   3,114   3,934   3,879   3,917
Multi-family units (1)           234     117     475   1,141      60
Lots (1)                       2,522   1,628   2,157   1,372   2,762
Commercial space
  (thousand sq. ft.)             569      --     389      88     142

(1) Includes one-half of joint venture sales.


Financial Services

The company, through its financial services subsidiary, Weyerhaeuser Financial Services, Inc., is involved in a range of financial services. The principal operating unit is Weyerhaeuser Mortgage Company, which has origination offices in 19 states, with a servicing portfolio of $4.4 billion involving approximately 46,000 loans throughout the country. Mortgages are resold in the secondary market through mortgage-backed securities to financial institutions and investors. Through its insurance services organization, it also offers a broad line of property, life and disability insurances.

The company has signed an agreement for the sale of its wholly owned subsidiary, Weyerhaeuser Mortgage Company. This sale is expected to close in the second quarter of 1997, subject to regulatory approvals and other contingencies. GNA Corporation, a subsidiary that specialized in the sale of life insurance annuities and mutual funds to the customers of financial institutions, was sold in April 1993. Republic Federal Savings & Loan Association, a subsidiary that operated in Southern California, was dissolved in 1992.

Volume information (millions):

                               1996     1995     1994    1993     1992
                            -------  -------  -------  ------  -------
Loan servicing portfolio    $ 4,354  $10,952  $11,300 $ 8,400  $ 9,800
Single-family
  loan originations           3,436    2,196    2,763   4,405    3,380

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

Item 2.  Properties
-------------------

Timberlands and Wood Products

Facilities and annual production are summarized by major product class as follows (millions):



                  Production  Number of
                    Capacity Facilities   1996  1995  1994  1993  1992
                  ---------- ----------  ----- ----- ----- ----- -----
Logs - cubic ft.          --         --    912   914   671   673   749
Softwood lumber -
  board ft.            3,765         28  3,695 3,419 3,249 3,135 2,782
Softwood plywood
  and veneer -
  sq. ft. (3/8")       1,181          7  1,243 1,292 1,249 1,188 1,125
Composite panels
  - sq. ft. (3/4")       585          5    535   583   594   564   540
Oriented strand
  board  -
  sq. ft. (3/8")       2,105          6  1,687 1,654 1,568 1,443 1,234
Hardboard - sq.
  ft. -(7/16")            --         --     86   124   122   120   118
Hardwood lumber
  -  board ft.           409         11    333   278   229   221   210
Hardwood doors
  (thousands)            717          1    646   643   597   522   469

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood           Hardwood lumber
Alabama, Arkansas, Georgia,           Arkansas, Oklahoma, Oregon,
Louisiana, Mississippi,               Pennsylvania, Washington and
North Carolina, Oklahoma, Oregon,     Wisconsin
Washington and Alberta, British
Columbia and Saskatchewan, Canada     Hardwood doors
                                      Wisconsin

Composite panels
Georgia, North Carolina, Oregon
and Wisconsin

Oriented strand board
Michigan, North Carolina, West
Virginia and Alberta, Canada

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

Item 2.  Properties - Continued
-------------------------------

Pulp, Paper and Packaging


Facilities and annual production are summarized by major product class as follows (thousands):

                  Produc-
                     tion  Number
                    Capa-  of Faci-
                     city    lities   1996   1995   1994   1993   1992
                  -------- -------- ------ ------ ------ ------ ------
Pulp - air-dry
  metric tons        2,145       8   2,004  2,159  2,041  2,096  1,506
Newsprint -
  metric tons          700       1     631    687    651    618    588
Paper - tons         1,076       5   1,034  1,060    982  1,007    971
Paperboard - tons      220       1     206    229    189    217    229
Containerboard
  - tons             2,440       4   2,331  2,329  2,357  2,269  2,240
Packaging - MSF     48,000      45  44,471 36,041 36,020 32,795 31,040
Recycling - tons        --      40   3,428  2,754  2,042  1,847  1,692
Personal care
  products -
  standard cases        --      --      --     --     --     -- 16,743




Principal manufacturing facilities are located as follows:

Pulp                                 Containerboard
Georgia, Mississippi, North          North Carolina, Oklahoma and
Carolina, Washington  and            Oregon
Alberta, British Columbia and
Saskatchewan, Canada                 Packaging
                                     Arizona, California,
Newsprint                            Connecticut, Florida, Georgia,
Washington                           Hawaii, Illinois, Indiana, Iowa,
                                     Kentucky,   Maryland,  Michigan,
Paper                                Minnesota, Mississippi,
Mississippi, North Carolina,         Missouri, Nebraska, New  Jersey,
Washington, Wisconsin and            New York, North Carolina, Ohio,
Saskatchewan, Canada                 Oregon, Tennessee, Texas,
                                     Virginia, Washington and
Paperboard                           Wisconsin
Washington
                                     Recycling
                                     Arizona,  California,  Colorado,
                                     Florida, Georgia, Idaho,
                                     Illinois, Indiana, Iowa, Kansas,
                                     Maryland, Minnesota, Nebraska,
                                     North Carolina, Oklahoma,
                                     Oregon, Pennsylvania, Tennessee,
                                     Texas, Utah, Virginia,
                                     Washington, West Virginia and
                                     Alberta and British Columbia,
                                     Canada

                                     Chemicals
                                     Georgia, Mississippi, North
                                     Carolina, Oklahoma, Washington
                                     and Saskatchewan, Canada

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

Item 2.  Properties - Continued
-------------------------------

Real Estate


The company has six primary facilities that operate in the following product lines and locations:



Single-family housing                Commercial development
California, Maryland, Nevada,        California, Florida, Maryland
Texas, Virginia and Washington       and Washington

Residential land development
Arkansas, California, Florida,
Georgia, Maryland, Nevada, North
Carolina, Texas, Virginia and
Washington



Financial Services

The company has four primary facilities that operate in the following product lines and locations:

Mortgage banking and insurance       Real estate investments
Branches in 19 states with major     Arizona, California, Colorado,
concentrations in California,        Nevada, Oregon and Washington
Hawaii, Nevada and Texas

Mortgage securities
California

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

Item 3.  Legal Proceedings
--------------------------

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint seeks a refund of federal income taxes that the company contends it overpaid in 1977 through 1983. The alleged overpayments are the result of the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of approximately $10 million, plus statutory interest. In September 1994, the United States Court of Federal Claims issued an opinion on the casualty loss issues which
will result   in  the  allowance  of  additional  tax   refunds   of
approximately $2 million, plus statutory interest. Both the company and the government appealed the decision. On August 2, 1996, the Court of Appeals for the Federal Circuit issued its opinion on the remaining timber casualty loss issues, ruling in favor of the company on both the company's appeal and the government's appeal. The United States Supreme Court denied the government's request for certiorari on January 21, 1997.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington, against a number of insurance companies. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the company to defend the company and to pay, on the company's behalf, certain claims asserted against the company. The claims relate to alleged environmental damage to third-party sites and to some of the company's own property to which allegedly toxic material was delivered or on which allegedly toxic material was placed in the past. Since December 1992, the company has agreed to settlements with all but one of the defendants. The remaining defendant provided first layer excess coverage during a three year period. That defendant's liability on groups of sites is being tried in phases. Two trials against the remaining defendant, affecting nine sites, began in October 1994 and February 1996 and resulted in verdicts assigning 100 percent clean-up responsibility to the defendant on three sites, partial responsibility on three others and a finding of no liability as to the remaining three. The trial court has ruled that the primary policy has been exhausted and imposed an obligation on the remaining defendant to provide a defense on one of the sites, a ruling that may be expanded to include other sites. After voluntary dismissal on 6 sites, trial for the remaining 10 sites has been set for June 1997.

The company received from the Lane County, Oregon Regional Air Pollution Control Authority (LRAPA) a draft Notice of Violation which seeks penalties for alleged Prevention of Significant Deterioration
(PSD) violations at the company's Springfield, Oregon, particleboard operations. LRAPA informed the company in July 1995 that it will withdraw its draft Notice of Violation (NOV) and will not seek fines or penalties. On September 15, 1995, however, LRAPA issued a revised draft NOV (the Revised Draft NOV), which alleged that the Springfield particleboard facility had violated a condition of its Air Contaminant Discharge Permit. The allegations in the Revised Draft NOV are based upon the same facts and circumstances relied upon by LRAPA in the prior draft NOV. The company has contested LRAPA's issuance of the Revised Draft NOV. On June 8, 1996, the company and LRAPA entered into  a  Stipulated Final Order (SFO) to resolve all past and  ongoing
alleged   PSD   issues,  contested  matters  and  alleged violations
associated with extended hours of operation at the Springfield particleboard facility. In exchange for a full resolution of all past and ongoing contested matters, the company agreed to pay a total civil penalty of $19.5 thousand, of which $7.5 thousand was paid directly to
LRAPA.   The remaining $12 thousand civil penalty was suspended.  The company  also agreed to implement a Supplemental Environmental Project
(SEP) consisting of the funding of the preparation of a nitrogen oxides (Nox) emission inventory for Lane County. The emission inventory will be conducted by an outside environmental consultant at a cost not to exceed $40 thousand.

The company conducted a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with federal PSD regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. At the Cosmopolis, Washington, Columbus, Mississippi, and Flint River, Georgia, facilities, the state regulatory agencies agreed with the company's conclusions regarding the status of each facility. For the Cosmopolis facility, the Washington Department of Ecology agreed the changes made at the facility did not require PSD review. For the Columbus and Flint River facilities, the states concluded the original PSD permits issued to the facilities require updating. The company will update emissions data for the Columbus and Flint River facilities as part of the Title V permitting process. No penalties were assessed for the issues identified at Columbus and Flint River. Agreements resolving the alleged PSD issues have been reached with the states of Washington, Oklahoma and North Carolina, as noted below. No issues were identified at the company's Rothschild, Wisconsin, facility. In April 1995, EPA Region X issued a NOV to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company  has  an  80  percent ownership interest.  The  NOV  addresses alleged PSD violations at NORPAC's Longview, Washington, newsprint manufacturing facility. A settlement resolving alleged PSD issues at the Longview/NORPAC complex was reached with the State of Washington on January 26, 1996. On November 14, 1995, the company entered into a settlement with the State of Oklahoma to resolve alleged PSD violations at the company's Valliant, Oklahoma, containerboard manufacturing facility. The company also entered into Special Orders by Consent with the State of North Carolina to resolve alleged PSD issues at the New Bern, North Carolina, pulp mill and the Plymouth, North Carolina, pulp and paper complex. No decision has been made by the LRAPA concerning alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility.

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

Item 3.  Legal Proceedings - Continued
--------------------------------------

The Washington Department of Ecology investigated the accidental release of chorine, chlorine dioxide and noncondensable gasses in July 1994 at the company's pulp mill in Longview, and issued a $10 thousand penalty for the chlorine release and a $5 thousand penalty for the noncondensable gasses release which have been paid by the company. In June 1995, EPA issued an Administrative Complaint against the company, seeking penalties of $225 thousand and alleging a failure to timely report the chlorine release. The company settled the matter on January 21, 1997, agreeing to pay a penalty of $68 thousand and to
perform   supplemental  environmental  projects  in  the   amount of
$110  thousand.  On September 25, 1996, the company learned  that  the
EPA has commenced a preliminary criminal investigation of the incident, and in late November learned that the investigation had been discontinued.

The Washington Department of Ecology issued a $10 thousand penalty to the company because of three accidental chlorine releases which occurred at the company's pulp mill in Longview on March 18, 1996, which has been paid. The EPA is also investigating.

The Washington Department of Ecology has issued a notice of violation because of an accidental spill of an estimated 8,700 gallons of crude sulfate turpentine on January 27, 1997, at the company's pulp and paper operations in Longview. The EPA is also investigating.

On April 9, 1993, the company entered into a SFO with the Oregon Department of Environmental Quality (DEQ) for alleged air emissions in excess of permit levels and PSD noncompliance at the company's North Bend, Oregon, containerboard facility. The SFO established a compliance schedule for installing control technology. A Supplemental SFO assessed a $247 thousand initial penalty and a $500 per day stipulated penalty until compliance was demonstrated. On November 15, 1995, DEQ issued a letter, indicating that the company had satisfied the requirements of the SFO and Supplemental SFO. No further penalties were assessed against the company. Termination of the SFO will occur after issuance of the federal air operating permit to the North Bend containerboard facility. The North Bend containerboard facility received its federal air operating permit on July 1, 1996.

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

On October 2, 1996, the WDNR conducted an inspection of a building demolition project at the company's Marshfield, Wisconsin facility. The WDNR noted several potential non-compliance issues in the work performed by the asbestos abatement subcontractor retained for the project. Upon learning of the issues observed by WDNR, the company removed the asbestos abatement subcontractor from the plantsite. The WDNR and EPA Region V are reviewing the work performed to evaluate whether an enforcement action should be brought against the asbestos abatement subcontractor, the general contractor, and/or the company.

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County,
Mississippi, on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the Magoway Creek. The complaint seeks $1 billion in compensatory and punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp and paper mill in Columbus, Mississippi, and the alleged fraudulent concealments of such discharge. The complaint also seeks an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Greene County, Alabama, on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. By order dated April 5, 1995, venue of the Alabama action was transferred to Sumter County, Alabama. On January 20, 1995, the court in the Alabama action certified a class of all persons who, as of the date the action commenced, were riparian owners, lessees and licensees of properties located on the Tennessee Tombigbee Waterway in Greene, Sumter, Pickens and Marengo counties, Alabama, and Lowndes and Noxubee counties, Mississippi, to determine whether the company is liable to the members of the class for compensatory and/or punitive damages and to determine the amount of punitive damages, if any, to be awarded to the class as a whole. By order dated April 12, 1995, as orally amended on February 1, 1996, the geographical boundaries of the class were amended to run from below the Columbus mill's wastewater discharge pipe to just above the confluence of the Black Warrior River and the Tennessee Tombigbee Waterway. The class is estimated to range from approximately 1,000 to 1,500 members. In late July, 1996, the company reached an agreement to settle both the Mississippi action and the Alabama action for $2.5 million. The agreement is subject to the approval of the court in the Alabama action.

Weyerhaeuser Company and Subsidiaries

PART I




-----------------------------------------------------------------

Item 3.  Legal Proceedings - Continued
--------------------------------------

In November 1996, an action was filed against the company in Superior Court for King County, Washington, on behalf of a purported class of all individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1980. The action alleges the company has manufactured and distributed defective hardboard siding and has breached express warranties and consumer protection statutes in its sale of hardboard siding. The action seeks compensatory damages, including prejudgment interest, and seeks damages for the cost of replacing siding that rots subsequent to the entry of any judgment. In January 1997, an action was filed, also in Superior Court for King County, Washington, on behalf of a purported class of all individuals, proprietorships, partnerships, corporations, and other business entities in the United States on whose homes, condominiums, apartment complexes or commercial buildings hardboard siding manufactured by the company has been installed. The action alleges the company has breached express and implied warranties in its sale of hardboard siding and also has violated the Consumer Protection Act of the State of Washington. The action seeks damages, prejudgment interest, costs and reasonable attorney fees. The company is a defendant in approximately fifteen other hardboard siding cases, one of which purports to be a class action on behalf of purchasers of single- or multi-family residences in Nebraska that contain the company's hardboard siding.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 1996.

Weyerhaeuser Company and Subsidiaries

PART II




-----------------------------------------------------------------


Item 5. Market Price of and Dividends on the Registrant's Common
----------------------------------------------------------------
Equity and Related Stockholder Matters
--------------------------------------

Information with respect to market information, stockholders and dividends included in Notes 19 and 20 of Notes to Financial Statements in the company's 1996 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

Information with respect to selected financial data included in Note 20 of Notes to Financial Statements in the company's 1996 Annual Report to Shareholders, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------

On February 24, 1997, the company announced that it expects to take an after-tax charge of approximately $25 million, or 12 cents per common share, against earnings in the 1997 first quarter. This charge will reflect the impact of closure, consolidation or disposal of recycling facilities; the permanent closure of its corrugated medium machine at Longview, Washington; the anticipated sale of its wholly-owned subsidiary, Shemin Nurseries, Inc., a wholesale nursery business based in Danbury, Connecticut; and interest income from the favorable federal income tax decision relating to casualty losses associated with the eruption of Mount St. Helens in 1980.

The company also expects to close the sale of its wholly-owned subsidiary, Weyerhaeuser Mortgage Company, in the second quarter of 1997, although it is subject to regulatory approvals and other contingencies. If this transaction closes as presently anticipated, the company expects it to have a material favorable effect on operating results and cash flow in the quarter in which it closes.

Additional information with respect to Management's Discussion and Analysis included on pages 1, 8-9, 12-13, 18-19, 24-25, 28-29, 34-35 and 40-52; contained in the company's 1996 Annual Report to Shareholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Information
-----------------------------------------------------------

Financial statements and supplementary information, contained in the company's 1996 Annual Report to Shareholders are incorporated herein by reference:

                                                        Page(s) in
                                                       Annual Report
                                                             to
                                                       Shareholders
                                                       ------------
   Report of Independent Public Accountants                 52
   Consolidated Statement of Earnings                       53
   Consolidated Balance Sheet                            54-55
   Consolidated Statement of Cash Flows                  56-57
   Consolidated Statement of Shareholders' Interest         58
   Notes to Financial Statements                         59-77
   Selected Quarterly Financial Information (Unaudited)     75

Item 9. Changes in and Disagreements with Accountants on Accounting
-------------------------------------------------------------------
and Financial Disclosure
------------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries

PART III




-----------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information with respect to Directors of the company included on pages 1 through 4 of the Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated March 3, 1997 is incorporated herein by reference.

The executive officers of the company are as follows:


     Name                   Title                 Age
---------------------- ------------------------   ---
William R. Corbin      Executive Vice President    55
John W. Creighton, Jr. President                   64
Richard C. Gozon       Executive Vice President    58
Steven R. Hill         Senior Vice President       49
Mack L. Hogans         Senior Vice President       48
Norman E. Johnson      Senior Vice President       63
Thomas M. Luthy        Senior Vice President       59
William C. Stivers     Senior Vice President       58


Item 11. Executive Compensation
-------------------------------

Information with respect to executive compensation included on pages 5 through 13 of the Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated March 3, 1997 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
------------------------------------------------------------
Management
----------

Information with respect to security ownership of certain beneficial owners and management included on pages 4 and 5 of the Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated March 3, 1997 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Information with respect to certain relationships and related transactions included on page 17 of the Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated March 3, 1997 is incorporated herein by reference.

Weyerhaeuser Company and Subsidiaries

PART IV




-----------------------------------------------------------------


Item  14.  Exhibits, Financial Statement Schedules and Reports on
-----------------------------------------------------------------
Form 8-K
--------

Financial Statements

The consolidated financial statements of the company, together with the report of independent public accountants, contained in the company's 1996 Annual Report to Shareholders, are incorporated in
Part II, Item 8 of this Form 10-K by reference.

                                                        Page Number(s)
Financial Statement Schedules                            in Form 10-K
-----------------------------                           --------------

Report of Independent Public Accountants on Financial
  Statement Schedules                                          17

Schedule II - Valuation and Qualifying Accounts                18

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the company's 1996 Annual Report to Shareholders and incorporated herein by reference.

Exhibits:
---------

         3 - Articles of Incorporation and Bylaws
        10 - Material Contracts
             (a) Agreement with N. E. Johnson
             (b) Agreement with W. R. Corbin
             (c) Agreement with R. C. Gozon
        11 - Statement Re: Computation of Per Share Earnings
               (incorporated by reference to Note 1 of the 1996 Weyerhaeuser Company Annual Report to Shareholders)
        13 - Portions of the 1996 Weyerhaeuser Company Annual
               Report to Shareholders specifically incorporated by reference herein
        22 - Subsidiaries of the Registrant
        23 - Consent of Independent Public Accountants
        27 - Financial Data Schedules

Reports on Form 8-K
-------------------

The registrant filed reports on Form 8-K dated February 14, April 24, July 17, July 26 and October 15, 1996, and January 22 and February 25, 1997, respectively, reporting information under Item 5, Other Events.

Weyerhaeuser Company and Subsidiaries

SIGNATURES



-----------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 1997.


                          Weyerhaeuser Company


                          /s/  John W. Creighton, Jr.
                          ------------------------------
                          John W. Creighton, Jr.
                          President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 14, 1997.



/s/ John W. Creighton, Jr.           /s/ P. M. Hawley
--------------------------------     ---------------------------
John W. Creighton, Jr.               Philip M. Hawley
President, Principal Executive       Director
Officer and Director

                                     /s/ Martha R. Ingram
                                     ---------------------------
/s/ George H. Weyerhaeuser           Martha R. Ingram
--------------------------------     Director
George H. Weyerhaeuser
Chairman of the Board and
Director                             /s/ John Kieckhefer
                                     ----------------------------
                                     John I. Kieckhefer Director
/s/ William C. Stivers
--------------------------------
William C. Stivers
Principal Financial Officer          /s/ William D. Ruckelshaus
                                     ----------------------------
                                     William D. Ruckelshaus
                                     Director
/s/ Kenneth J. Stancato
--------------------------------
Kenneth J. Stancato                  /s/ Richard H. Sinkfield
Principal Accounting Officer         ----------------------------
                                     Richard H. Sinkfield
                                     Director


/s/ William Clapp
--------------------------------
William H. Clapp
Director


/s/ W. John Driscoll
--------------------------------
W. John Driscoll
Director

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES




-----------------------------------------------------------------

Report  of  Independent  Public  Accountants  on  Financial  Statement
Schedules

To Weyerhaeuser Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Weyerhaeuser Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 15 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange
Commission's   rules  and  is  not  part  of  the  basic   financial
statements.   This  schedule  has been subjected  to  the  auditing
procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP
Seattle, Washington,
February 6, 1997

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES



-----------------------------------------------------------------

Schedule II - Valuation
and Qualifying Accounts
For the three years ended
December 29, 1996
Dollar amounts in
millions
                          Balance at            Deductions  Balance at
                          Beginning    Charged     from       End of
Description               of Period   to Income   Reserve     Period
-----------               ----------  --------- ----------  ----------
Weyerhaeuser

Reserve deducted from
 related asset accounts:
Doubtful accounts -
 Accounts receivable
   1996                   $     9     $     4   $     6     $     7
                          ==========  ========= =========== ==========
   1995                   $    10     $     2   $     3     $     9
                          ==========  ========= =========== ==========
   1994                   $    10     $     4   $     4     $    10
                          ==========  ========= =========== ==========

Real Estate and
 Financial Services

Reserves and allowances
 deducted from related
 asset accounts:
Receivables
   1996                   $     7     $     3   $     1     $     9
                          ==========  ========= =========== ==========
   1995                   $     4     $     1   $    (2)(1) $     7
                          ==========  ========= =========== ==========
   1994                   $     7     $     1   $     4     $     4
                          ==========  ========= =========== ==========

Mortgage loans receivable
   1996                   $     2     $    --   $    (5)(2) $     7
                          ==========  ========= =========== ==========
   1995                   $     8     $    --   $     6     $     2
                          ==========  ========= =========== ==========
   1994                   $     4     $     4   $    --     $     8
                          ==========  ========= =========== ==========

Investment in and
 advances to joint
 ventures and
 limited partnerships
   1996                   $    38     $    --   $    11     $    27
                          ==========  ========= =========== ==========
   1995                   $    49     $    --   $    11     $    38
                          ==========  ========= =========== ==========
   1994                   $    57     $     2   $    10     $    49
                          ==========  ========= =========== ==========

(1) Includes allowances transferred in on partnership notes that were consolidated.
(2) Includes allowances transferred in from other liabilities.

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant



----------------------------------------------------------------------

                                                           Percentage
                                             State or     Ownership of
                                            Country of      Immediate
               Name                       Incorporation      Parent
               ----                       -------------   ------------
Colonvade S.A.                             Uruguay            100%
Columbia & Cowlitz Railway Company         Washington         100
DeQueen and Eastern Railroad Company       Arkansas           100
Fisher Lumber Company                      California         100
Golden Triangle Railroad                   Mississippi        100
Green Arrow Motor Express Company          Delaware           100
Gryphon Asset Management, Inc.             Delaware           100
J.H. Hamlen & Son, Inc.                    Arkansas           100
Mississippi & Skuna Valley
 Railroad Company                          Mississippi        100
Mountain Tree Farm Company                 Washington          50
North Pacific Paper Corporation            Delaware            80
 NORPAC Sales Corporation                  Guam               100
Pacific Veneer, Ltd.                       Washington          90
SCA Weyerhaeuser Packaging Holding         British Virgin
 Company Asia Limited                       Islands            50
Shemin Nurseries, Inc.                     Delaware           100
Texas, Oklahoma & Eastern
 Railroad Company                          Oklahoma           100
United Structures, Inc.                    California         100
Westwood Shipping Lines, Inc.              Washington         100
Weycomp Claims Management Service, Inc.    Texas              100
Weyerhaeuser Construction Company          Washington         100
Weyerhaeuser Financial Services, Inc.      Delaware           100
 CMO Finance Corp.                         Nevada             100
  MJ Finance Corporation                   California         100
 Mortgage Securities III Corporation       Nevada             100
 Mortgage Securities IV Corporation        Nevada             100
 R4 Participant Corporation                Nevada             100
 ver Bes' Insurance Company                Vermont            100
  de Bes' Insurance Ltd.                   Bermuda            100
 Weyerhaeuser Financial Investments, Inc.  Nevada             100
  Abfall Finance Corp.                     California         100
  Brookview, Inc.                          Nevada             100
  The Giddings Mortgage Investment Company California         100
  Gudig Abfall, Inc.                       California         100
  Kachura Finance Corp.                    California         100
  Laurel Real Estate Development, Inc.     California         100
  McGNT Finance Corp.                      California         100
  Pass-Through Finance Corp.               California         100
  RFS Development Corporation              California         100
  RFS Finance Corp.                        California         100
  RFS Insurance Agency                     California         100
  RFS Service Corporation                  California         100

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued



----------------------------------------------------------------------

                                                           Percentage
                                             State or     Ownership of
                                            Country of      Immediate
               Name                       Incorporation      Parent
               ----                       -------------   ------------
  R. J. Plaza II, Inc.                     Nevada             100%
  Trimark Development Company              California         100
   Trimark Realty Advisors, Inc.           California         100
  Weyerhaeuser Properties, Inc.            Nevada             100
  Woodland Hills Properties-W., Inc.       Nevada             100
   Monthill, Inc.                          California         100
   Placer Business Center, Inc.            California         100
   Terman Properties, Inc.                 California         100
  WVC II, Inc.                             Nevada             100
 Weyerhaeuser Mortgage Company             California         100
  Mason-McDuffie Mortgage Corporation      Delaware           100
  Mason-McDuffie Service Corporation       California         100
  Southwest Partners, Inc.                 California         100
  Westwood Associates                      California         100
  Westwood Insurance Agency                California         100
  Westwood Insurance Agency of
   Arizona, Inc.                           Arizona            100
  WMC Mortgage Co. International           California         100
  WMC Finance Corp. I                      California         100
 Weyerhaeuser Venture Company              Nevada             100
  Las Positas Land Co.                     California         100
  WAMCO, Inc.                              Nevada             100
  Weyerhaeuser Realty Investors, Inc.      Washington         100
Weyerhaeuser Forestlands
 International, Inc.                       Washington         100
Weyerhaeuser International, Inc.           Washington         100
 Weyerhaeuser Canada Ltd.                  Canada             100
  Saskatoon Chemicals Ltd.                 Canada             100
  Weyerhaeuser Saskatchewan Ltd.           Canada             100
 Weyerhaeuser China, Ltd.                  Washington         100
 Weyerhaeuser GMBH                         Germany            100
 Weyerhaeuser (Asia) Limited               Hong Kong          100
 Weyerhaeuser Italia, S.r.l.               Italy              100
 Weyerhaeuser Japan Ltd.                   Japan & Delaware   100
 Weyerhaeuser Korea Ltd.                   Korea              100
 Weyerhaeuser, S.A.                        Panama             100
 Weyerhaeuser Taiwan Ltd.                  Delaware           100
Weyerhaeuser International Sales Corp.     Guam               100
Weyerhaeuser (Mexico) Inc.                 Washington         100
Weyerhaeuser Midwest, Inc.                 Washington         100
Weyerhaeuser Overseas Finance Co.          Delaware           100
Weyerhaeuser Real Estate Company           Washington         100
 Centennial Homes, Inc.                    Texas              100
 Midway Properties, Inc.                   North Carolina     100

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued



----------------------------------------------------------------------

                                                           Percentage
                                             State or     Ownership of
                                            Country of      Immediate
               Name                       Incorporation      Parent
               ----                       -------------   ------------
 Pardee Construction Company               California         100%
  Marmont Realty Company                   California         100
  Pardee Construction Company of Nevada    Nevada             100
  Pardee Investment Company                California         100
  Parvada, Inc.                            Nevada             100
 The Quadrant Corporation                  Washington         100
  Quadrant Real Estate Services, Inc.      Washington         100
 South Jersey Assets, Inc.                 New Jersey         100
 Scarborough Constructors, Inc.            Florida            100
  Silverthorn Country Club, Inc.           Florida            100
 TMI, Inc.                                 Texas              100
 Weyerhaeuser Real Estate
  Company of Nevada                        Nevada             100
 Winchester Homes, Inc.                    Delaware           100
  SC-WHI, Inc.                             Delaware           100
The Wray Company                           Arizona            100

Weyerhaeuser Company and Subsidiaries

Exhibit 23
Consent of Independent Public Accountants




----------------------------------------------------------------------

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Weyerhaeuser Company's previously filed Registration Statement No. 33-52789 on Form S-3 and Nos. 33-60527, 33-60529, 33-60521, 33-60525, 33-25928, 33-24979, 33-47392, 33-10165, 33-
41414, 2-88109, 2-27929, 2-58498, 2-81463 and 333-01565 on Form S-8.



                                          ARTHUR ANDERSEN LLP

Seattle, Washington,
March 14, 1997