Form 10-Q
period 1997-03-30
WEYERHAEUSER CO
filed 1997-05-09
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      X           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the thirteen weeks ended March 30, 1997 or


                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the transition period from_______ to_______





                     Commission File Number 1-4825
                         WEYERHAEUSER COMPANY
A Washington Corporation         (IRS Employer Identification
                                        No. 91-0470860)

                       Tacoma, Washington  98477
                        Telephone (253) 924-2345

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

The number of shares outstanding of the registrant's class of common stock, as of May 2, 1997 was 198,242,115 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

              WEYERHAEUSER COMPANY AND SUBSIDIARIES
                       Index to Form 10-Q Filing
             For the Thirteen Weeks Ended March 30, 1997


                                                            Page No.
                                                        ----------------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                  3
            Consolidated Balance Sheet                         4-5
            Consolidated Statement of Cash Flows               6-7
            Notes to Financial Statements                      9-15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       16-20

Part II.  Other Information

Item 1.   Legal Proceedings                                   20-22
Item 2.   Changes in Securities                         (not applicable)
Item 3.   Defaults upon Senior Securities               (not applicable)
Item 4.   Submission of Matters to a Vote
          of Security Holders                           (not applicable)
Item 5.   Other Information                             (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                       22


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December
29,  1996.  Though  not  examined  by  independent   public accountants,  the
financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen week period ending March 30, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     WEYERHAEUSER COMPANY


                                 By  /s/ K. J. Stancato
                                     ----------------------
                                     K. J. Stancato
                                     Duly Authorized Officer and
                                     Principal Accounting Officer

May 9, 1997

Weyerhaeuser Company
-3-

                      WEYERHAEUSER COMPANY AND SUBSIDIARIES
                                  ____________
                              CONSOLIDATED EARNINGS
                           For the thirteen week periods
                      ended March 30, 1997 and March 31, 1996
              (Dollar amounts in millions except per share figures)
                                   (Unaudited)

                                                     March 30, March 31,
                                                       1997      1996
                                                     --------- ---------
Net sales and revenues:
  Weyerhaeuser                                       $  2,394  $  2,373
  Real estate and financial services                      214       232
                                                     --------- ---------
Net sales and revenues                                  2,608     2,605
                                                     --------- ---------

Costs and expenses:
  Weyerhaeuser:
    Costs of products sold                              1,888     1,739
    Depreciation, amortization and fee stumpage           161       142
    Selling, general and administrative expenses          152       178
    Research and development expenses                      13        14
    Taxes other than payroll and income taxes              37        37
    Charge for closure or disposition of facilities        49        --
                                                     --------- ---------
                                                        2,300     2,110
                                                     --------- ---------

  Real estate and financial services:
    Costs and operating expenses                          153       164
    Depreciation and amortization                           4         5
    Selling, general and administrative expenses           45        37
    Taxes other than payroll and income taxes               2         2
                                                     --------- ---------
                                                          204       208
                                                     --------- ---------
Total costs and expenses                                2,504     2,318
                                                     --------- ---------

Operating income                                          104       287

Interest expense and other:
  Weyerhaeuser:
    Interest expense incurred                              69        65
    Less interest capitalized                               4         6
    Other income (expense), net                            (2)        7
  Real estate and financial services:
    Interest expense incurred                              33        34
    Less interest capitalized                              18        18
    Other income (expense), net                            11         3
                                                     --------- ---------
Earnings before income taxes                               33       222
Income taxes (Note 2)                                      12        80
                                                     --------- ---------
Net earnings                                         $     21  $    142
                                                     ========= =========

Per common share (Note 1):
  Net earnings                                       $    .10  $    .72
                                                     ========= =========

  Dividends paid                                     $   .40   $    .40
                                                     ========= =========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                         WEYERHAEUSER COMPANY AND SUBSIDIARIES
                                     ____________
                              CONSOLIDATED BALANCE SHEET
                          March 30, 1997 and December 29, 1996
                             (Dollar amounts in millions)


                                                    March 30,    Dec. 29,
                                                      1997         1996
                                                   ----------- -----------
                                                   (Unaudited)
Assets
------
Weyerhaeuser
  Current assets:
    Cash and short-term investments (Note 1)       $       38  $       33
    Receivables, less allowances                          954         902
    Inventories (Note 3)                                1,079       1,001
    Prepaid expenses                                      304         289
                                                   ----------- -----------
      Total current assets                              2,375       2,225

  Property and equipment (Note 4)                       6,887       7,007
  Construction in progress                                445         417
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                       1,078       1,073
  Other assets and deferred charges                       236         246
                                                   ----------- -----------
                                                       11,021      10,968
                                                   ----------- -----------

Real estate and financial services
  Cash and short-term investments,
    including restricted deposits                          49          38
  Receivables, less discounts and allowances               88          99
  Mortgage notes held for sale                            410         334
  Mortgage loans receivable                               119         133
  Mortgage-backed certificates and
    other pledged financial instruments                   149         154
  Real estate in process of development
    and for sale                                          693         680
  Land being processed for development                    758         719
  Investments in and advances to joint ventures
    and limited partnerships, less reserves               106         115
  Rental properties, less accumulated depreciation        149         150
  Other assets                                            132         206
                                                   ----------- -----------
                                                        2,653       2,628
                                                   ----------- -----------
      Total assets                                 $   13,674  $   13,596
                                                   =========== ===========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-

                                                    March 30,    Dec. 29,
                                                      1997         1996
                                                   ----------- -----------
                                                   (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
  Current liabilities:
    Notes payable                                  $       13  $       16
    Current maturities of long-term debt                   61          80
    Accounts payable (Note 1)                             728         725
    Accrued liabilities (Note 5)                          583         662
                                                   ----------- -----------
      Total current liabilities                         1,385       1,483

  Long-term debt (Note 7)                               3,751       3,546
  Deferred income taxes                                 1,324       1,324
  Deferred pension and other liabilities                  493         493
  Minority interest in subsidiaries                       114         113
  Commitments and contingencies (Note 9)                   --          --
                                                   ----------- -----------
                                                        7,067       6,959
                                                   ----------- -----------

Real estate and financial services
  Notes payable and commercial paper                      269         245
  Long-term debt (Note 7)                               1,577       1,537
  Other liabilities                                       215         251
  Commitments and contingencies (Note 9)                   --          --
                                                   ----------- -----------
                                                        2,061       2,033
                                                   ----------- -----------

      Total liabilities                                 9,128       8,992
                                                   ----------- -----------

Shareholders' interest (Note 8)
  Common shares:  authorized 400,000,000 shares,
    issued 206,072,890 shares, $1.25 par value            258         258
  Other capital                                           405         407
  Cumulative translation adjustment                      (101)        (93)
  Retained earnings                                     4,313       4,372
  Treasury common shares, at cost:
    7,483,170 and 7,736,601                              (329)       (340)
                                                   ----------- -----------
      Total shareholders' interest                      4,546       4,604
                                                   ----------- -----------

      Total liabilities and shareholders'interest  $   13,674  $   13,596
                                                   =========== ===========


Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 For the thirteen week periods ended March 30, 1997 and March 31, 1996
                     (Dollar amounts in millions)
                               (Unaudited)
                                                        Consolidated
                                                     -------------------
                                                     March 30, March 31,
                                                        1997      1996
                                                     --------- ---------
Cash provided by (used for) operations:
 Net earnings                                         $    21   $   142
 Non-cash charges to income:
  Depreciation, amortization and fee stumpage             165       147
  Deferred income taxes, net                                7        50
  Charge for closure or disposition of facilities          49        --
 Decrease (increase) in working capital:
  Accounts receivable                                     (48)      (51)
  Inventories, prepaid expenses, real estate
    and land                                             (147)     (134)
  Mortgage notes held for sale and
    mortgage loans receivable                             (60)     (138)
  Accounts payable and accrued liabilities                (73)     (201)
 Loss on disposition of assets                             11        11
 Loss on disposition of a business                          8        --
 Other                                                     (7)      (20)
                                                     --------- ---------
Cash (used for) operations                                (74)     (194)
                                                     --------- ---------

Cash provided by (used for) investing activities:
 Property and equipment                                  (109)     (182)
 Timber and timberlands                                   (20)     (239)
 Mortgage and investment securities acquired               (1)       (2)
 Proceeds from sale of:
  Property and equipment                                    3         2
  Mortgage and investment securities                        6        83
  A business                                               12        --
 Other                                                     24        14
                                                     --------- ---------
Cash provided by (used for) investing activities          (85)     (324)
                                                     --------- ---------

Cash provided by (used for) financing activities:
 Issuances of debt                                          8         5
 Notes and commercial paper borrowings, net               296       679
 Cash dividends on common shares                          (80)      (79)
 Payments on debt                                         (57)      (66)
 Purchase of treasury common shares                        --       (34)
 Exercise of stock options                                  9         8
 Other                                                     (1)       --
                                                     --------- ---------
Cash provided by financing activities                     175       513
                                                     --------- ---------

Net increase (decrease) in cash and
  short-term investments                                   16        (5)
Cash and short-term investments at beginning of year       71        84
                                                     --------- ---------
Cash and short-term investments at end of period     $     87  $     79
                                                     ========= =========
Cash paid (received) during the period for:
  Interest, net of amount capitalized                $  120    $    116
                                                     ========= =========
  Income taxes                                       $    6    $     90
                                                     ========= =========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-




                       Real Estate and
   Weyerhaeuser       Financial Services
-------------------   -------------------
March 30, March 31,   March 30, March 31,
  1997      1996        1997      1996
--------- ---------   --------- ---------

 $    17   $   137     $     4   $     5

     161       142           4         5
      --        27           7        23
      49        --          --        --

     (54)       10           6       (61)

     (94)     (172)        (53)       38

      --        --         (60)     (138)
     (72)     (209)         (1)        8
      11        11          --        --
       8        --          --        --
     (28)       (9)         21       (11)
--------- ---------   --------- ---------
      (2)      (63)        (72)     (131)
--------- ---------   --------- ---------


    (108)     (181)         (1)       (1)
     (20)     (239)         --        --
      --        --          (1)       (2)

       3         2          --        --
      --        --           6        83
      12        --          --        --
       9        (4)         15        18
--------- ---------   --------- ---------
    (104)     (422)         19        98
--------- ---------   --------- ---------


       2         5           6        --
     208       625          88        54
     (80)      (79)         --        --
     (27)      (46)        (30)      (20)
      --       (34)         --        --
       9         8          --        --
      (1)       --          --        --
--------- ---------   --------- ---------
     111       479          64        34
--------- ---------   --------- ---------


       5        (6)         11         1
      33        34          38        50
--------- ---------   --------- ---------
 $    38   $    28     $    49   $    51
========= =========   ========= =========

 $   104   $   100     $    16   $    16
========= =========   ========= =========
 $    44   $   107     $   (38)  $   (17)
========= =========   ========= =========


Weyerhaeuser Company
-8-

                     This page intentionally left blank.

Weyerhaeuser Company
-9-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                                ____________
                     NOTES TO FINANCIAL STATEMENTS
   For the thirteen week periods ended March 30, 1997 and March 31, 1996


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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:
 . Timberlands  and wood products, which is engaged in the management  of  5.3 million acres of company-owned and .3 million acres of leased forestland in the United States and 22.9 million acres of forestland in Canada under long-term licensing arrangements and the production of a full line of solid wood
  products   that  are  sold  primarily  through  the  company's  own   sales
  organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

 . Pulp, paper and packaging, which manufactures and sells pulp, newsprint, paper, paperboard and containerboard in North American, Pacific Rim and European markets, and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncements Implemented

In 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to provide accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 -- an amendment of FASB Statement No. 125," which deferred for one year the effective date of certain provisions. The company's adoption of SFAS No. 125 in the first quarter of 1997 did not, and the subsequent adoption of SFAS No. 127 will not, have a significant impact on results of operations or financial position.

In 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities." This statement, which provides guidance on the recognition and disclosure of environmental liabilities, is effective for fiscal years beginning after December 15, 1996. The adoption of this statement in 1997 first quarter did not have a significant impact on the company's results of operations or financial position.

Prospective Accounting Pronouncements

In 1997 first quarter, the FASB issued the following statements:
 . SFAS  No. 128, "Earnings per Share," which supersedes APB Opinion  No.  15,
  "Earnings per Share," and is effective for financial statements issued after December 15, 1997. This statement replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, which is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, reflects the potential

Weyerhaeuser Company
-10-

  dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.


  If SFAS No. 128 were implemented for the current quarter, the reported EPS would be as follows:

                                                  Thirteen Weeks Ended
                                                 ---------------------
                                                  March 30,   March 31,
                                                    1997        1996
                                                 ----------- ----------
  Basic earnings per share                       $  .10      $  .72
  Diluted earnings per share                     $  .10      $  .72


  Options to purchase 1,217,350 shares of common stock at $45.94 per share were outstanding during the thirteen week period ended March 31, 1996. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares during the period.

 . SFAS No. 129, "Disclosure of Information about Capital Structure," which is effective for financial statements for periods ending after December 15, 1997, continues the existing requirements to disclose the pertinent rights and privileges of all securities other than common stock, but expands the number of companies subject to portions of its requirements. The company's current capital structure will not require any additional disclosures as a result of this pronouncement.

Net Earnings Per Common Share

Net earnings  per  common share are based on the weighted average  number  of
common shares  outstanding  during the respective  periods.   Average  common
equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 198,515,503 and 198,195,035 at March 30, 1997, and March 31, 1996,
respectively.

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

Weyerhaeuser Company
-11-

The notional amounts of these derivative financial instruments are $1 billion and $807 million at March 30, 1997, and December 29, 1996,
respectively.   These  notional  amounts  do  not  represent   amounts
exchanged  by the parties and, thus, are not a measure of exposure  to the
company  through  its  use of derivatives.   The  exposure  in  a derivative
contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories. LIFO inventories were $302 million and $296 million at March 30, 1997, and December 29, 1996, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $236 million and $239 million greater at March 30, 1997, and December 29, 1996, respectively.

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

Timber and Timberlands

Timber  and timberlands are carried at cost less fee stumpage  charged to
disposals.   Fee stumpage is the cost of standing  timber  and  is charged to fee timber disposals as fee timber is harvested, lost as the result of casualty or sold. Depletion rates used to relieve timber inventory are determined with reference to the net carrying value of timber and the
related volume of timber  estimated  to  be recoverable.   Timber carrying
costs are expensed  as  incurred.   The cost  of  timber harvested is
included in the carrying values of raw material and product inventories, and in the costs of products sold as these inventories are disposed of.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $154 million and $164 million at March 30, 1997, and December 29, 1996, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

Weyerhaeuser Company
-12-

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

Real Estate and Financial Services

Real estate held for sale is stated at the lower of cost or fair value. The determination of fair value is based on appraisals and market pricing of comparable assets, when available, or the discounted value of estimated future cash flows from these assets. Real estate held for development is stated at cost to the extent it does not exceed the estimated undiscounted future net cash flows, in which case, it is carried at fair value.

The company's financial services businesses are engaged in the mortgage banking industry, hold mortgage-backed certificates and other financial instruments pledged as collateral for collateralized mortgage obligation (CMO) bonds, and also offer insurance services.

The  company's mortgage banking business was servicing mortgage loans, which
had   an   aggregated  principal  balance   of   approximately $4.3  billion
and  $4.4 billion at March 30, 1997, and  December  29, 1996, respectively.

Mortgage notes held for sale are stated at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains).

Mortgage-backed certificates are carried at par value, adjusted for any unamortized discount or premium. Management's intent is to hold these certificates until maturity. These certificates and other financial instruments are pledged as collateral for the CMO bonds and are held by banks as trustees. Principal and interest collections are used to meet the interest payments and reduce the outstanding principal balance of the bonds.

The CMO bonds are the obligation of the issuer, and neither the company nor any affiliated company has guaranteed or is otherwise obligated with respect to the bonds. They are carried at amortized cost. Discounts and premiums are amortized using a method that approximates the effective interest method over their estimated lives.

Weyerhaeuser Company
-13-

Note 2: Income Taxes

Provisions for income taxes include the following:     Thirteen Weeks Ended
                                                       --------------------
                                                        March 30, March 31,
Dollar amounts in millions                                1997      1996
                                                       ---------- ---------
Federal:
  Current                                                $     3  $     19
  Deferred                                                     6        50
                                                       ---------- ---------
                                                               9        69
                                                       ---------- ---------

State:
  Current                                                     --         3
  Deferred                                                     1         4
                                                       ---------- ---------
                                                               1         7
                                                       ---------- ---------

Foreign:
  Current                                                      2         8
  Deferred                                                    --        (4)
                                                       ---------- ---------
                                                               2         4
                                                       ---------- ---------

Total                                                  $      12  $     80
                                                       ========== =========


Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full
year.   The  effective tax rate  reflects  anticipated  tax credits, foreign taxes and other tax planning alternatives.

For the periods ended March 30, 1997, and March 31, 1996, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirteen week periods ended March 30, 1997, and March 31, 1996, were 37% and 36%, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Note 3: Inventories

                                                      March 30, Dec. 29,
                                                        1997      1996
Dollar amounts in millions                            --------- --------
Logs and chips                                        $    153  $   120
Lumber, plywood and panels                                 176      148
Pulp, newsprint and paper                                  212      202
Containerboard, paperboard and packaging                   112      108
Other products                                             139      146
Materials and supplies                                     287      277
                                                      --------- --------
                                                      $  1,079  $ 1,001
                                                      ========= ========


Weyerhaeuser Company
-14-

Note 4: Property and Equipment

                                                      March 30, Dec. 29,
                                                        1997      1996
Dollar amounts in millions                            --------- --------
Property and equipment, at cost:
  Land                                                $    159  $   158
  Buildings and improvements                             1,663    1,686
  Machinery and equipment                                9,681    9,713
  Rail and truck roads and other                           596      596
                                                      --------- --------
                                                        12,099   12,153

Less allowance for depreciation
  and amortization                                       5,212    5,146
                                                      --------- --------
                                                      $  6,887  $ 7,007
                                                      ========= ========


Note 5: Accrued Liabilities

                                                      March 30, Dec. 29,
                                                        1997      1996
Dollar amounts in millions                            --------- --------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                         $    233  $   279
Taxes - social security and real
  and personal property                                     65       57
Interest                                                    40       79
Income taxes                                                 5       51
Other                                                      240      196
                                                      --------- --------
                                                      $    583  $   662
                                                      ========= ========


Note 6: Short-Term Debt

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $375 million, all of which could be availed of by the company, WRECO and WMC at March 30, 1997, and December 29, 1996. No portion of these lines has been availed of by the company, WRECO or WMC at March 30, 1997, and December 29, 1996. None of the entities referred to herein is a guarantor of the borrowings of the others.

WMC has short-term special credit lines that provide for borrowings of up to $230 million at March 30, 1997, and December 29, 1996. Borrowings against these lines were $52 million and $54 million as of March 30, 1997, and December 29, 1996, respectively.

Note 7: Long-Term Debt

The company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in 1994 with a group of banks that provides for borrowings of up to the total amount of $1.55 billion, all of which is available to the company, and $1 billion, which is available to WMC. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks.

At March 30, 1997, and December 29, 1996, respectively, WMC had $10 million and $25 million outstanding against a one-year evergreen credit commitment of $35 million entered into in 1990.

WMC has a revolving credit agreement with a bank to provide for: (1) borrowings of up to $35 million for two years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks; (2) a commitment fee based on the unused credit; and (3) conversion of the note as of July 1, 1998, to a five-year term loan payable in equal quarterly installments.

Weyerhaeuser Company
-15-

WFS has a revolving credit facility agreement that provides for: (1) borrowings of up to $375 million and $450 million at March 30, 1997, and December 29, 1996, respectively, at LIBOR or other such rates as may be
agreed upon by WFS and the banks; and (2) a commitment fee  on the   unused
portion  of  the  credit  facility.   $355  million  was outstanding  under
this  facility  at  both  March  30,   1997,   and December 29, 1996.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial
paper  is  classifiable as  long-term  debt.   Amounts  so classified are:

                                                      March 30, Dec. 29,
                                                        1997      1996
Dollar amounts in millions                            --------- --------
Weyerhaeuser                                          $ 1,098   $   889
Real estate and financial services                        312       248


No portion of these lines has been availed of by the company, WRECO, WMC or WFS at March 30, 1997, and December 29, 1996, except as noted.

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans were 7,211,025 shares at March 30, 1997, and 6,243,102 shares at December 29, 1996.

Note 9: Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, have averaged about $912 million in recent years, but are expected to be approximately $750 million in 1997; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Weyerhaeuser Company
-16-


                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:

                                                     Thirteen Weeks Ended
                                                     --------------------
                                                     March 30, March 31,
Dollar amounts in millions                              1997      1996
                                                     --------- ----------
Net sales and revenues:
  Timberlands and wood products                      $  1,251  $   1,116
  Pulp, paper and packaging                             1,106      1,217
  Real estate                                             164        183
  Financial services                                       50         49
  Corporate and other                                      37         40
                                                     --------- ----------
                                                     $  2,608  $   2,605
                                                     ========= ==========

Earnings before interest expense and income taxes:
  Timberlands and wood products                      $    171  $     152
  Pulp, paper and packaging (1)                           (43)       162
  Real estate                                               5          7
  Financial services (2)                                    1          3
  Corporate and other (3)                                 (36)       (43)
                                                     --------- ----------
                                                     $     98  $     281
                                                     ========= ==========


(1) 1997 results include a special charge of $49 million for the consolidation, closure or disposition of certain recycling facilities and the permanent closure of the Longview, Washington corrugated medium machine.
(2) Includes net interest expense of $15 million and $16 million related to the financial services businesses.
(3) 1997 results include income of $10 million from the net effect of interest income from the favorable federal income tax decision related to timber casualty losses incurred in the 1980 eruption of Mount St. Helens, and the loss incurred in the sale of Shemin Nurseries, a wholesale nursery business based in Danbury, Connecticut.

Consolidated Results

Net earnings for the 1997 first quarter were $21 million, or 10 cents per common share, compared with $142 million or 72 cents per common share, in the prior year. Included in the 1997 results was an after tax special charge of $25 million, or 12 cents per common share. This charge reflects the company's ongoing efforts to narrow its portfolio and upgrade the quality of assets in the core businesses. It includes losses from the anticipated consolidation, closure or disposition of certain recycling facilities, the permanent closure of the corrugated medium machine at Longview, Washington and the sale of Shemin Nurseries, a wholesale nursery business based in Danbury, Connecticut. These losses were offset, in part, by interest income from the favorable federal income tax decision related to timber casualty losses incurred in the eruption of Mount St. Helens in 1980.

Consolidated net sales and revenues for the quarter were $2.6 billion, matching those reported in the same quarter a year earlier. Increases in domestic lumber volumes and pricing were offset by weaker log exports and lower pricing in oriented strandboard and most pulp, paper and packaging products.

Timberlands and Wood Products

Operating earnings for the quarter in the timberlands and wood products segment were $171 million, an increase of 13 percent over the $152 million in the 1996 first quarter.

The segment reported net sales of $1.3 billion in the quarter, up from $1.1 billion a year earlier. Softwood lumber showed gains over the first
quarter of 1996 with higher volumes and pricing.   These  gains were  offset,
in part, by weaker export log markets, which were impacted by the stronger US dollar/Yen exchange rate and lower Japanese housing starts, and by continued weakness in oriented strandboard prices compared to a year ago.

Weyerhaeuser Company
-17-

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 30, 1997, and March 31, 1996, are as follows:

                                     Third Party Sales     Total Production
                                     -------------------  -------------------
                                       Thirteen Weeks       Thirteen Weeks
                                           Ended                Ended
                                     -------------------  -------------------
                                     March 30, March 31,  March 30, March 31,
Products (in millions)                 1997      1996       1997      1996
----------------------               --------- ---------  --------- ---------
 Raw materials--cubic feet                146       132         --        --
 Logs--cubic feet                          --        --        292       230
 Softwood lumber--board feet            1,136     1,010        993       842
 Softwood plywood and
  veneer--square feet (3/8")              489       484        279       318
 Composite panels--square feet (3/4")     143       153        123       137
 Oriented strand board--square
  feet (3/8")                             562       460        426       391
 Hardwood lumber--board feet               90        89         85        83
 Engineered wood products--lineal feet     27        21         --        --
 Hardwood doors (thousands)               168       146        182       146


Pulp, Paper and Packaging

The pulp, paper and packaging segment's operating earnings were $6 million for the first quarter of 1997, before the effect of special charges, compared to $162 million for the first quarter of 1996. Including the $49 million pretax charge for the consolidation, closure or disposition of certain recycling facilities and the permanent closure of the Longview, Washington corrugated medium machine, the segment reported a $43 million operating loss.

The segment's sales were $1.1 billion, down about one percent from the same quarter last year as prices were lower across most product lines although volumes were up.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 30, 1997, and March 31, 1996, are as follows:

                                     Third Party Sales     Total Production
                                     -------------------  -------------------
                                       Thirteen Weeks       Thirteen Weeks
                                           Ended                Ended
                                     -------------------  -------------------
                                     March 30, March 31,  March 30, March 31,
Products (in thousands)                1997      1996       1997      1996
-----------------------              --------- ---------  --------- ---------
 Pulp--air-dry metric tons                454       397        520       525
 Newsprint--metric tons                   160       135        173       134
 Paper--tons                              304       246        284       261
 Paperboard--tons                          59        46         49        48
 Containerboard--tons                      99        66        602       564
 Packaging--MSF                        10,953    10,016     11,465    10,627
 Recycling--tons                          550       443        929       801


Real Estate and Financial Services

Real   estate  and  financial  services  segments  earned  a  combined $6 million in the current quarter compared to $10 million for the same period last year. The 1996 results included the closing of several major commercial projects.

Costs and Expenses

Weyerhaeuser's first quarter 1997 costs of products sold is up $149 million over 1996, and as a percent of net sales was 79 percent in the current quarter compared to 73 percent in the 1996 first quarter and 76 percent in the fourth quarter of 1996, reflecting the significant decline in pulp, paper and packaging pricing.

Depreciation, amortization and fee stumpage for 1997 first quarter increased $19 million, or 13 percent, over 1996 as new or acquired facilities were added and optimization, expansion, modernization or upgrade projects were completed at existing facilities. Non-cash charges to income include a charge of $49 million for the closure or disposition of facilities.

Weyerhaeuser Company
-18-


Weyerhaeuser's selling, general and administrative expenses were down $26 million, or 15 percent, from the prior year's first quarter. Cost improvements in most areas, along with some reductions as a result of divestitures, accounted for this decrease.

There were no significant changes in costs and expenses for the combined real estate and financial services segments from period to period.

Other income (expense) is an aggregation of both recurring and occasional non-operating income and expense items and, as a result, fluctuates from period to period. Other than the $10 million net income effect of interest income from the favorable federal income tax decision related to timber casualty losses incurred in the 1980 eruption of Mount St. Helens and the loss incurred in the sale of Shemin Nurseries, in the current quarter, no individual income or (expense) item for the thirteen week periods ended March 30, 1997, and March 31, 1996, was significant in relation to net earnings.

Liquidity and Capital Resources

General

The company is committed to the maintenance of a sound, conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company's capital structure are as follows:

 . To  view  separately the capital structures of Weyerhaeuser Company,
  Weyerhaeuser   Real   Estate  Company  and  Weyerhaeuser   Financial
  Services, Inc., given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

 . The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Weyerhaeuser's net cash used by operations was $2 million in the first quarter of 1997 compared to a use of $63 million in the first quarter of 1996.

In the current quarter, funds were provided from net income of $17 million along with $161 million from depreciation, amortization and fee stumpage and the $49 million non-cash charge for closure or disposition of facilities. Working capital, net of the effects of the sale of a business, used funds of $220 million in the quarter  with significant items
being  increases  of  $54  million  in   accounts receivable  and $78 million
in inventories, spread across all product lines, and a decrease of $72 million in accounts payable and accrued liabilities, primarily payroll, interest and income taxes. The product inventory turnover rate increased to 10.9 turns in the quarter, up slightly from the fourth
quarter  of  1996;  but   a significant increase from the 8.7 turns in the
first quarter of 1996.

In the same quarter of 1996, significant items creating a working capital increase of $371 million were $132 million in increased inventory and a reduction of $218 million in accounts payable and accrued liabilities.

The net cash used by operations in the combined real estate and financial services segments in the current quarter was $72 million, including $53 million for real estate and land purchases and development. An increase of $138 million in mortgages held for sale, as originations exceeded sales, was the principal use of cash by operations in the first quarter of the previous year.

Earnings before interest expense and income taxes plus non-cash charges for the thirteen week periods ended March 30, 1997, and March 31, 1996, were $224 million and $198 million, respectively, for the timberlands and wood products segment, and $111 million and $252 million, respectively, for the pulp, paper and packaging segment.

Weyerhaeuser Company
-19-


Investing

Capital expenditures for the quarter were $129 million compared to $421 million, which included $231 million for the acquisition of southern U.S. timber and timberlands, in the same period last year. The 1997 spending by segment was $57 million for timberlands and wood products, $68 million for the pulp, paper and packaging segment and $4 million for other segments. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $750 million for the year. However, this expenditure level could increase or decrease as a consequence of future economic conditions.

The cash needed to meet these and other company needs is generated from internal cash flow and short-term borrowing.

The company also received $12 million in proceeds from the sale of the wholesale nursery business in the 1997 first quarter.

The combined real estate and financial services segments had minimal net cash flows from investing activities in the 1997 first quarter; however, in the same quarter of 1996, proceeds from the sale of capitalized servicing rights and adjustable rate mortgages generated proceeds of $83 million.

Financing

During the quarter, Weyerhaeuser increased commercial paper borrowings by $208 million while paying down debt of $27 million, accounting for the
majority  of  the $183 million increase in debt.   This  increase along  with
a decrease in shareholders' equity, caused the company's debt to total capital ratio to increase from 37.9 percent at December 1996, and 38.9 percent at March 31, 1996, to 39.3 percent at the end of the current quarter.

The increase in the 1996 first quarter was due primarily to issuances of $675 million in notes and commercial paper.

The net increase of $64 million in real estate and financial services segments' long-term debt was primarily from $94 million of commercial paper borrowings, used to fund the increase in mortgage notes held for sale, and real estate purchase and development activities, offset in part by a $30 million pay down of debt.

During the first quarter of 1997, the company paid $80 million in cash dividends compared to $79 million in 1996 first quarter.

In the 1996 first quarter, the company repurchased $34 million of common shares as a part of the 11 million share repurchase program.

Other Items

On April 10, the company announced an agreement to purchase a 51 percent interest in an existing New Zealand joint venture located in the
northern  end  of the South Island.   The  company  will  pay $185  million
for timber, land and related assets, plus an additional amount for net working capital at closing. The forested area of the joint venture consists of 148,000 acres of Crown Forest License cutting rights and
approximately 45,000 acres of freehold land.   The company  will  become
responsible for the management and marketing activities of the joint venture. The acquisition is subject to approvals by the New Zealand government and the investors in RII New Zealand Forests I Inc., which hold the remaining 49 percent interest in the joint venture.

The company announced it has reached an agreement to sell its wholly owned subsidiary, Weyerhaeuser Mortgage Company, to WMC Acquisition Co., an entity formed by Apollo Management, L.P., and Spring Mountain Escrow, Inc.
The  transaction is expected to close  in  the  second quarter   of   1997,
subject to regulatory approvals and other contingencies. The company expects this transaction to have a material favorable effect on operating results and cash flow if it closes.

Weyerhaeuser Company
-20-


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

Part II.    Other Information

Item 1. Legal Proceedings

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint contended that the company overpaid federal income taxes in 1977
through  1983.   The  alleged  overpayments  resulted  from  the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of approximately $10
million, plus statutory  interest.   In  September 1994,  the  United  States
Court of Federal Claims (successor to the United States Claims Court) issued an opinion on the casualty loss issues which resulted in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. Both the company and the government appealed the decision. On August 2, 1996, the Court of Appeals for the Federal Circuit issued its opinion on the remaining timber casualty loss issues, ruling in favor of the company on both the company's appeal and the government's appeal. The United States Supreme Court denied the government's request for certiorari on January 21, 1997.

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

Weyerhaeuser Company
-21-


PART II


Item 1.  Legal Proceedings - Continued
--------------------------------------

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

The Washington Department of Ecology has issued a notice of violation and a $40 thousand penalty because of an accidental spill of an estimated 8,700 gallons of crude sulfate turpentine on January 27, 1997, at the company's pulp and paper operations in Longview. The EPA is also investigating.

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

On June 20, 1996, the Wisconsin Department of Natural Resources (WDNR) issued a NOV for alleged air violations at the Marshfield, Wisconsin, wood products
manufacturing facility.  No penalty was assessed in  the NOV.   The  NOV  was
referred to the Wisconsin Department of Justice (WDOJ) for enforcement action on July 2, 1996. The WDOJ accepted the referral. Settlement negotiations with WDNR and WDOJ are ongoing.

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

Weyerhaeuser Company
-22-

PART II


Item 1.  Legal Proceedings - Continued
--------------------------------------

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

The  company  is also a party to various proceedings relating  to  the clean-
up   of   hazardous   waste  sites   under   the   Comprehensive
Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from the legal proceedings discussed herein, or all of them combined, would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period, such legal proceedings could have a material effect on results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

(b) The registrant filed reports on Form 8-K dated January 22, February 24, and April 15, 1997, reporting information under Item 5, Other Events.

Weyerhaeuser Company
-23-


This page intentionally left blank.