Form 10-Q
period 1997-06-29
WEYERHAEUSER CO
filed 1997-08-11
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549 FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
   X              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the twenty-six weeks ended June 29, 1997 or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_______ to_______


                     Commission File Number 1-4825
                         WEYERHAEUSER COMPANY
     A Washington Corporation         (IRS Employer Identification No. 91-
                                            0470860)
                       Tacoma, Washington  98477
                         Telephone (253) 924-2345

        Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
    Title of Each Class                     on Which Registered
-------------------------------            ----------------------
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

The number of shares outstanding of the registrant's class of common stock, as of August 1, 1997 was 199,396,624 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
               For the Twenty-six Weeks Ended June 29, 1997

                                                            Page No.
                                                          -----------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                  3
            Consolidated Balance Sheet                         4-5
            Consolidated Statement of Cash Flows               6-7
            Notes to Financial Statements                      9-15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       16-21

Part II.  Other Information

Item 1.   Legal Proceedings                                   21-23
Item 2.   Changes in Securities                          (not applicable)
Item 3.   Defaults upon Senior Securities                (not applicable)
Item 4.   Submission of Matters to a Vote
          of Security Holders                                   23
Item 5.   Other Information                              (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                      23


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December
29,  1996.   Though  not  examined  by  independent   public accountants,
the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ending June 29, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY


                                   By /s/ K. J. Stancato
                                      -------------------
                                      K. J. Stancato
                                      Duly Authorized Officer and
                                      Principal Accounting Officer

August 11, 1997

Weyerhaeuser Company
-3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                          ------------------
                         CONSOLIDATED EARNINGS
                         For the periods ended
                      June 29, 1997 and June 30, 1996
         (Dollar amounts in millions except per share figures)
                              (Unaudited)


                                         Thirteen           Twenty-six
                                        weeks ended         weeks ended
                                     -----------------   ----------------
                                     June 29, June 30,   June 29, June 30,
                                       1997     1996       1997     1996
                                     -------- --------   -------- --------
Net sales and revenues:
 Weyerhaeuser                        $ 2,680  $ 2,643    $ 5,074  $ 5,016
 Real estate and financial services      229      243        443      475
                                     -------- --------   -------- --------
Net sales and revenues                 2,909    2,886      5,517    5,491
                                     -------- --------   -------- --------

Costs and expenses:
 Weyerhaeuser:
  Costs of products sold               2,061    2,024      3,949    3,763
  Depreciation, amortization and
   fee stumpage                          155      146        316      288
  Selling, general and
   administrative expenses               195      169        347      347
  Research and development expenses       15       13         28       27
  Taxes other than payroll and
   income taxes                           38       40         75       77
  Charge for closure or disposition
   of facilities                          15       --         64       --
                                     -------- --------   -------- --------
                                       2,479    2,392      4,779    4,502
                                     -------- --------   -------- --------

 Real estate and financial services:
  Costs and operating expenses           187      184        340      348
  Depreciation and amortization            4        4          8        9
  Selling, general and
   administrative expenses                25       39         70       76
  Taxes other than payroll and
   income taxes                            2        2          4        4
                                     -------- --------   -------- --------
                                         218      229        422      437
                                     -------- --------   -------- --------
Total costs and expenses               2,697    2,621      5,201    4,939
                                     -------- --------   -------- --------

Operating income                         212      265        316      552

Interest expense and other:
 Weyerhaeuser:
  Interest expense incurred               69       72        138      137
  Less interest capitalized                4        8          8       14
  Other income (expense), net            (14)     (31)       (16)     (24)
 Real estate and financial services:
  Interest expense incurred               28       35         61       69
  Less interest capitalized               17       16         35       34
  Other income (expense), net             50       10         61       13
                                     -------- --------   -------- --------
Earnings before income taxes             172      161        205      383
Income taxes (Note 2)                     63       58         75      138
                                     -------- --------   -------- --------
Net earnings                         $   109  $   103    $   130  $   245
                                     ======== ========   ======== ========
Per common share (Note 1):
 Net earnings                        $   .56  $   .52    $   .66  $  1.24
                                     ======== ========   ======== ========
 Dividends paid                      $   .40   $  .40    $   .80  $   .80
                                     ======== ========   ======== ========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-


                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                          ------------------
                      CONSOLIDATED BALANCE SHEET
                     June 29, 1997 and December 29, 1996
                      (Dollar amounts in millions)

                                                       June 29,  Dec. 29,
                                                         1997      1996
                                                       --------  --------
                                                      (Unaudited)
Assets
------
Weyerhaeuser
 Current assets:
  Cash and short-term investments (Note 1)             $    18   $    33
  Receivables, less allowances                           1,001       902
  Inventories (Note 3)                                     950     1,001
  Prepaid expenses                                         301       289
                                                       --------  --------
   Total current assets                                  2,270     2,225

 Property and equipment (Note 4)                         6,848     7,007
 Construction in progress                                  462       417
 Timber and timberlands at cost, less fee
  stumpage charged to disposals                          1,059     1,073
 Other assets and deferred charges                         231       246
                                                       --------  --------
                                                        10,870    10,968
                                                       --------  --------

Real estate and financial services
 Cash and short-term investments,
  including restricted deposits                             21        38
 Receivables, less discounts and allowances                 72        99
 Mortgage notes held for sale                               --       334
 Mortgage loans receivable                                  70       133
 Mortgage-backed certificates and
  other pledged financial instruments                      141       154
 Real estate in process of development and for sale        702       680
 Land being processed for development                      802       719
 Investments in and advances to joint ventures
  and limited partnerships, less reserves                  111       115
 Rental properties, less accumulated depreciation          142       150
 Other assets                                               70       206
                                                       --------  --------
                                                         2,131     2,628
                                                       --------  --------
   Total assets                                        $13,001   $13,596
                                                       ========  ========




See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-








                                                       June 29,  Dec. 29,
                                                         1997      1996
                                                       --------  --------
                                                      (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
 Current liabilities:
  Notes payable                                        $    17   $    16
  Current maturities of long-term debt                      10        80
  Accounts payable (Note 1)                                659       725
  Accrued liabilities (Note 5)                             600       662
                                                       --------  --------
   Total current liabilities                             1,286     1,483


 Long-term debt (Note 7)                                 3,498     3,546
 Deferred income taxes                                   1,351     1,324
 Deferred pension and other liabilities                    466       493
 Minority interest in subsidiaries                         117       113
 Commitments and contingencies (Note 9)                     --        --
                                                       --------  --------
                                                         6,718     6,959
                                                       --------  --------

Real estate and financial services
 Notes payable and commercial paper                        294       245
 Long-term debt (Note 7)                                 1,197     1,537
 Other liabilities                                         209       251
 Commitments and contingencies (Note 9)                     --        --
                                                       --------  --------
                                                         1,700     2,033
                                                       --------  --------
   Total liabilities                                     8,418     8,992
                                                       --------  --------
Shareholders' interest (Note 8)
 Common shares:  authorized 400,000,000 shares,
  issued 206,072,890 shares, $1.25 par value               258       258
  Other capital                                            401       407
  Cumulative translation adjustment                       (101)      (93)
  Retained earnings                                      4,344     4,372
  Treasury common shares, at cost:  7,254,493
  and 7,736,601                                           (319)     (340)
                                                       --------  --------
   Total shareholders' interest                          4,583     4,604
                                                       --------  --------
   Total liabilities and shareholders' interest        $13,001   $13,596
                                                       ========  ========

Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                          ------------------
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 For the twenty-six week periods ended June 29, 1997 and June 30, 1996
                     (Dollar amounts in millions)
                                (Unaudited)

                                                         Consolidated
                                                       -----------------
                                                       June 29, June 30,
                                                        1997     1996
                                                       -------- --------
Cash provided by (used for) operations:
 Net earnings                                          $   130  $   245
 Non-cash charges to income:
  Depreciation, amortization and fee stumpage              324      297
  Deferred income taxes, net                                42       97
  Charge for closure or disposition of facilities           64       --
 Decrease (increase) in working capital:
  Accounts receivable                                     (100)     (59)
  Inventories, prepaid expenses, real estate and land      (71)      73
  Mortgage notes held for sale and mortgage loans
   receivable                                              (74)     (87)
  Accounts payable and accrued liabilities                (108)    (263)
 Loss on disposition of assets                              10        4
 (Gain) loss on disposition of a business                  (37)      --
  Other                                                     15      (44)
                                                       -------- --------
Cash provided by (used for) operations                     195      263
                                                       -------- --------

Cash provided by (used for) investing activities:
 Property and equipment                                   (252)    (371)
 Timber and timberlands                                    (52)     (16)
 Property  and equipment and timber and timberlands
  from acquisitions                                         --     (448)
 Proceeds from sale of:
  Property and equipment                                    15       12
  Mortgage and investment securities                        15      109
  Businesses                                               204       --
 Intercompany advances                                      --       --
 Other                                                      17      (30)
                                                       -------- --------
Cash provided by (used for) investing activities           (53)    (744)
                                                       -------- --------


Cash provided by (used for) financing activities:
 Issuances of debt                                          14        6
 Sale of industrial revenue bonds                           38       33
 Notes and commercial paper borrowings, net                105      855
 Cash dividends on common shares                          (158)    (158)
 Payments on debt                                         (187)    (237)
 Purchase of treasury common shares                        (16)     (34)
 Exercise of stock options                                  31       18
 Other                                                      (1)      --
                                                       -------- --------
Cash provided by (used for) financing activities          (174)     483
                                                       -------- --------
Net increase (decrease) in cash and
  short-term investments                                   (32)       2
Cash and short-term investments at beginning of year        71       84
                                                       -------- --------
Cash and short-term investments at end of period       $    39  $    86
                                                       ======== ========
Cash paid (received) during the period for:
     Interest, net of amount capitalized               $   162  $   157
                                                       ======== ========
     Income taxes                                      $    14  $   117
                                                       ======== ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-






                   Real Estate and
  Weyerhaeuser     Financial Services
---------------    ------------------
June 29, June 30,  June 29, June 30,
  1997     1996      1997     1996
-------- --------  -------- --------

$    94  $   237   $    36 $      8

    316      288         8        9
     28       58        14       39
     64       --        --       --

   (101)     (57)        1       (2)
     38      (23)     (109)      96

     --       --       (74)     (87)
   (124)    (250)       16      (13)
     10        3        --        1
      8       --       (45)      --
    (15)     (12)       30      (32)
-------- --------  -------- --------
    318      244      (123)      19
-------- --------  -------- --------


   (251)    (364)       (1)      (7)
    (52)     (16)       --       --
     --     (448)       --       --


     14       12         1       --
     --       --        15      109
     12       --       192       --
    200      (16)     (200)      16
      5      (39)       12        9
-------- --------  -------- --------
    (72)    (871)       19      127
-------- --------  -------- --------



      5        6         9       --
     38       33        --       --
    (83)     899       188      (44)
   (158)    (158)       --       --
    (77)    (131)     (110)    (106)
    (16)     (34)       --       --
     31       18        --       --
     (1)      --        --       --
-------- --------  -------- --------
   (261)      633       87     (150)
-------- --------  -------- --------

    (15)       6       (17)      (4)
     33       34        38       50
-------- --------  -------- --------
$    18  $    40   $    21 $     46
======== ========  ======== ========

$   134  $   127   $    28  $    30
======== ========  ======== ========
$    52  $   134   $   (38) $   (17)
======== ========  ======== ========

Weyerhaeuser Company
-8-



                    This page intentionally left blank.

Weyerhaeuser Company
-9-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ____________

                     NOTES TO FINANCIAL STATEMENTS
   For the twenty-six week periods ended June 29, 1997 and June 30, 1996



Note 1: Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. Significant intercompany transactions and accounts are eliminated.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1) Weyerhaeuser Company (Weyerhaeuser, or the company), which is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) real estate and financial services, which includes Weyerhaeuser Real Estate Company (WRECO), which is involved in real estate development and construction, and Weyerhaeuser Financial Services, Inc.
(WFS).

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 .   Timberlands and wood products, which is engaged in the management of
    5.3 million acres of company-owned and .2 million acres of leased forestland in the United States and 23.7 million acres of forestland in Canada under long-term licensing arrangements and the production of a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

 .   Pulp, paper and packaging, which manufactures and sells pulp, newsprint, paper, paperboard and containerboard in North American, Pacific Rim and European markets, and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncements Implemented

In 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to provide accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 -- an amendment of FASB Statement No. 125," which deferred for one year the effective date of certain provisions. The company's adoption of SFAS No. 125 in 1997 did not, and the subsequent adoption of SFAS No. 127 will not, have a significant impact on results of operations or financial position.

In 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities." This statement, which provides guidance on the recognition and disclosure of environmental liabilities, is effective for fiscal years beginning after December 15, 1996. The adoption of this statement in 1997 did not have a significant impact on the company's results of operations or financial position.

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

    If SFAS No. 128 were implemented for the current year, the reported EPS would be as follows:


                                Thirteen Weeks     Twenty-six Weeks
                                     Ended               Ended
                               -----------------   -----------------
                              June 29,  June 30,  June 29,  June 30,
                                1997      1996      1997      1996
                              --------  --------  --------  --------
    Basic earnings per share   $  .56    $  .52   $   .66   $   1.24
    Diluted earnings per share $  .55    $  .52   $   .65   $   1.24

    Options to purchase 1,216,850 shares at $45.94 per share and 4,700 shares at $47.13 per share were outstanding during the twenty-six week period ended June 30, 1996. These options were not included in the computation of diluted EPS for that period because the option exercise prices were greater than the average market price of common shares during the period.

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

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of
common shares outstanding during the respective periods.   Average common
equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 198,459,704 and 198,313,429 at June 29, 1997, and June 30,
1996, respectively.

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

Weyerhaeuser Company
-11-


The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The company deals only with highly rated counterparties.

The notional amounts of these derivative financial instruments are $493 million and $807 million at June 29, 1997, and December 29, 1996,
respectively.   These  notional  amounts  do  not  represent   amounts
exchanged  by the parties and, thus, are not a measure of exposure  to the
company  through  its  use of derivatives.   The  exposure  in  a
derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out
(LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories. LIFO inventories were $240 million and $296 million at June 29, 1997, and December 29, 1996,
respectively.   The  balance  of domestic  raw  material  and  product
inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $245 million and $239 million greater at June 29, 1997, and December 29, 1996, respectively.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $114 million and $164 million at June
29,  1997, and December 29, 1996, respectively.   Such  balances result
from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

The company's financial services businesses hold mortgage-backed certificates and other financial instruments pledged as collateral for collateralized mortgage obligation (CMO) bonds, and also offer insurance services.

Mortgage notes held for sale that were outstanding at December 29, 1996 were stated at the lower of cost or market, which was computed by the aggregate method (unrealized losses were offset by unrealized gains). As a result of the sale of the company's mortgage banking business during the quarter, there were no mortgage notes held for sale outstanding at June 29, 1997.

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

The CMO bonds are the obligation of the issuer, and neither the company nor any affiliated company has guaranteed or is otherwise obligated with respect to the bonds. In 1997, the company elected to write off the unamortized discounts and premiums on these instruments and carry them at par value. In 1996 and prior years, these were carried at amortized costs with discounts and premiums being amortized using a method that approximated approximated the effective interest method over their estimated lives.

Weyerhaeuser Company
-13-

Note 2: Income Taxes


Provisions for income taxes include the following:     Twenty-six
                                                       Weeks Ended
                                                    ----------------
                                                     June 29, June 30,
Dollar amounts in millions                             1997     1996
                                                    --------  --------
Federal:
  Current                                           $    17   $    24
  Deferred                                               39        96
                                                    --------  --------
                                                         56       120
                                                    --------  --------
State:
  Current                                                 2         4
  Deferred                                                2         8
                                                    --------  --------
                                                          4        12
                                                    --------  --------
Foreign:
  Current                                                14        13
  Deferred                                                1        (7)
                                                    --------  --------
                                                         15         6
                                                    --------  --------
Total                                               $    75   $   138
                                                    ========  ========


Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full
year.   The  effective tax rate  reflects  anticipated  tax credits, foreign taxes and other tax planning alternatives.

For the periods ended June 29, 1997, and June 30, 1996, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the twenty-six week periods ended June 29, 1997, and June 30, 1996, were 36.5% and 36%, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.

Note 3: Inventories

                                                       June 29,  Dec. 29,
Dollar amounts in millions                               1997      1996
                                                       --------  --------
Logs and chips                                         $    85   $   120
Lumber, plywood and panels                                 167       148
Pulp, newsprint and paper                                  178       202
Containerboard, paperboard and packaging                    95       108
Other products                                             142       146
Materials and supplies                                     283       277
                                                       --------  --------
                                                       $   950   $ 1,001
                                                       ========  ========

Weyerhaeuser Company
-14-

Note 4: Property and Equipment

                                                       June 29,  Dec. 29,
Dollar amounts in millions                               1997      1996
                                                       --------  --------
Property and equipment, at cost:
  Land                                                 $   156   $   158
  Buildings and improvements                             1,680     1,686
  Machinery and equipment                                9,744     9,713
  Rail and truck roads and other                           596       596
                                                       --------  --------
                                                        12,176    12,153
Less allowance for depreciation
  and amortization                                       5,328     5,146
                                                       --------  --------
                                                       $ 6,848   $ 7,007
                                                       ========  ========

Note 5: Accrued Liabilities

                                                       June 29,  Dec. 29,
Dollar amounts in millions                               1997      1996
                                                       --------  --------
Payroll - wages and salaries, incentive awards,
          retirement and vacation pay                  $   271   $   279
Taxes - social security and real and personal property      64        57
Interest                                                    76        79
Income taxes                                                24        51
Other                                                      165       196
                                                       --------  --------
                                                       $   600   $   662
                                                       ========  ========

Note 6: Short-Term Debt

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $375 million, all of which could be availed of by the company and WRECO at June 29, 1997, and borrowings of up to the total amount of $375 million, all of which could be availed of by the company, WRECO and Weyerhaeuser Mortgage Company (WMC) at December 29, 1996. No portion of these lines has been availed of by the company or WRECO at June 29, 1997, and none were availed of by the company, WRECO or WMC at December 29, 1996. None of the entities referred to herein is a guarantor of the borrowings of the others.

WMC had short-term special credit lines that provided for borrowings of up to $230 million at December 29, 1996. Borrowings against these lines were $54 million as of December 29, 1996.

Note 7: Long-Term Debt

The company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in 1994 with a group of banks that provides for borrowings of up to the total amount of $1.55 billion, all of which is available to the company. Borrowings are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks.

At December 29, 1996, WMC had $25 million outstanding against a one-year evergreen credit commitment of $35 million entered into in 1990.

WFS has a revolving credit facility agreement that provides for: (1) borrowings of up to $350 million and $450 million at June 29, 1997, and December 29, 1996, respectively, at LIBOR or other such rates as may be
agreed upon by WFS and the banks; and (2) a commitment fee  on the   unused
portion  of  the  credit  facility.   $330  million  and $355  million were
outstanding under this facility at June 29, 1997, and December 29, 1996, respectively.

Weyerhaeuser Company
-15-

At December 29, 1996, WMC had a revolving credit agreement with a bank to provide for: (1) borrowings of up to $35 million for two years at prime rate, LIBOR or such other rate as may be agreed upon by WMC and the banks; (2) a commitment fee based on the unused credit; and (3) conversion of the note as of July 1, 1998, to a five-year term loan payable in equal quarterly installments.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:

                                                       June 29,  Dec. 29,
Dollar amounts in millions                               1997      1996
                                                       --------  --------
Weyerhaeuser                                            $  807   $   889
Real estate and financial services                          --       248

No portion of these lines has been availed of by the company, WRECO or WFS at June 29, 1997, and none was availed of by the company, WRECO, WMC or WFS at December 29, 1996, except as noted.

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans were 6,529,301 shares at June 29, 1997, and 6,243,102 shares at December 29, 1996.

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

Weyerhaeuser Company
-16-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:

                                   Thirteen Weeks      Twenty-six Weeks
                                        Ended                Ended
                                  ------------------  ------------------
                                  June 29,  June 30,  June 29,  June 30,
Dollar amounts in millions          1997      1996      1997      1996
                                  --------  --------  --------  --------
Net sales and revenues:
 Timberlands and wood products    $  1,505  $  1,368  $  2,756  $  2,484
 Pulp, paper and packaging           1,144     1,201     2,250     2,418
 Real estate                           202       195       366       378
 Financial services                     27        48        77        97
 Corporate and other                    31        74        68       114
                                  --------  --------  --------  --------
                                  $  2,909  $  2,886  $  5,517  $  5,491
                                  ========  ========  ========  ========

Earnings before interest expense
 and income taxes:
 Timberlands and wood products(1) $    211  $    217  $    382  $     369
 Pulp, paper and packaging(2)           22        35       (21)       197
 Real estate                             2         2         7          9
 Financial services(3) (4)              48         4        49          7
 Corporate and other(5)                (46)      (33)      (82)       (76)
                                   --------  --------  --------  ---------
                                   $   237   $   225   $   335   $    506
                                   ========  ========  ========  =========


(1) 1997 second quarter and year-to-date results include a charge of $15 million associated with the closure of the Plymouth, North Carolina plywood facility.
(2) 1997 year-to-date results include a special charge of $49 million for the consolidation, closure or disposition of certain recycling facilities and the permanent closure of the Longview, Washington corrugated medium machine.
(3) 1997 second quarter and year-to-date results include a gain of $45 million from the sale of the company's wholly owned subsidiary, Weyerhaeuser Mortgage Company, based in Woodland Hills, California.
(4) Includes net interest expense of $11 million and $19 million for thirteen weeks and $26 million and $35 million for twenty-six weeks related to the financial services businesses.
(5) 1997 year-to-date results include pretax income of $10 million from the net effect of interest income from the favorable federal income tax decision related to timber casualty losses incurred in the eruption of Mount St. Helens in 1980 and the loss incurred in the sale of Shemin Nurseries, a wholesale nursery business based in Danbury, Connecticut.

Consolidated Results

Consolidated net earnings for the second quarter were $109 million, or 56 cents per common share, compared with $103 million or 52 cents per common share, in the same quarter last year. Included in the 1997 results was a special after-tax income item of $19 million, or 9 cents per common share, which was the net of the gain on the sale of Weyerhaeuser
Mortgage Company, and the costs associated with plans  to close   the
Plymouth, North Carolina plywood facility. These transactions are a part of the company's ongoing effort to narrow its focus and upgrade the quality of the assets of its core businesses.

Net sales and revenues for the quarter were $2.9 billion, unchanged from the comparable quarter a year ago. Increases in domestic lumber volumes and pricing over the 1996 first quarter were offset by weaker log exports and lower pricing in oriented strandboard and most pulp, paper and packaging products.

Weyerhaeuser Company
-17-

Year-to-date earnings were $130 million, or 66 cents per common share, contrasted to the $245 million and $1.24 per common share reported a year earlier. 1997 includes a net charge of $5.7 million, or 3 cents per
common  share  for the effect of special items year-to-date.   In addition
to the special items recognized in the current quarter, the current year results included losses from restructuring in the recycling business, the permanent closure of a corrugated medium machine and the sale of the wholesale nursery business, which were offset, in part, by interest income from the favorable federal income tax decision related to timber casualty losses incurred in the eruption of Mount St. Helens in 1980.

Net sales for the first half were $5.5 billion, unchanged from last year.

Timberlands and Wood Products

The quarter's operating earnings in the timberlands and wood products segment, including the $15 million charge associated with the plywood mill closure, were $211 million, compared with $217 million in the 1996 second quarter.

Net sales in this segment were $1.5 billion in the quarter, up from $1.4 billion a year earlier and the $1.3 billion reported in the first quarter. The continued strong performance of the domestic softwood lumber market over the comparable periods of 1996 helped moderate the weakness in oriented strandboard prices compared to a year ago. Export log volumes were up 30 percent over the first quarter; however, realizations continue to be unfavorably impacted by the stronger US dollar/Yen exchange rate.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks and twenty-six weeks ended June 29, 1997, and June 30, 1996, respectively, are as follows:


                                  Thirteen Weeks     Twenty-six Weeks
                                      Ended               Ended
                                ------------------  ------------------
Third party sales volumes       June 29,  June 30,  June 29,  June 30,
(millions)                        1997      1996      1997      1996
------------------------------  --------  --------  --------  --------

 Raw materials--cubic feet         150       146        296       278
 Softwood lumber--board feet     1,320     1,237      2,456     2,247
 Softwood plywood and
   veneer--square feet (3/8")      556       590      1,045     1,074
 Composite panels--square feet
   (3/4")                          148       171        291       324
 Oriented strand board--square
   feet (3/8")                     632       535        995     1,194
 Hardwood lumber--board feet        97        92        187       181
 Engineered wood products--
   lineal feet                      39        33         66        54
 Hardwood doors (thousands)        179       168        347       314

Total production volumes
(millions)
------------------------------
 Logs--cubic feet                  219       213        494       443
 Softwood lumber--board feet     1,030       973      2,023     1,815
 Softwood plywood and
   veneer--square feet (3/8")      288       328        567       646
 Composite panels--square feet
   (3/4")                          126       155        249       292
 Oriented strand board--square
   feet (3/8")                     510       414        996       805
 Hardwood lumber--board feet        90        90        175       173
 Hardwood doors (thousands)        182       166        364       312


Pulp, Paper and Packaging

The quarter's operating earnings in the pulp, paper and packaging segment were $22 million, lower than the $35 million for the second quarter of 1996, but up significantly from the $6 million, before special items, reported in the 1997 first quarter.

Segment sales for the quarter were $1.1 billion, down slightly from the $1.2 billion in the same quarter last year as year-to-year price declines in most products were offset, in part, by higher volumes.

Weyerhaeuser Company
-18-

Third party sales and total production volumes for the major products in this segment for the thirteen weeks and twenty-six weeks ended June 29, 1997, and June 30, 1996, respectively, are as follows:

                                  Thirteen Weeks     Twenty-six Weeks
                                      Ended               Ended
                                ------------------  ------------------
Third party sales volumes       June 29,  June 30,  June 29,  June 30,
(thousands)                       1997      1996      1997      1996
------------------------------  --------  --------  --------  --------

 Pulp--air-dry metric tons           515       528       969      925
 Newsprint--metric tons              173       169       333      304
 Paper--tons                         278       246       582      492
 Paperboard--tons                     56        56       115      102
 Containerboard--tons                104        81       203      147
 Packaging--MSF                   11,640    10,872    22,593   20,888
 Recycling--tons                     580       516     1,130      959


Total production volumes
(thousands)
------------------------------
 Pulp--air-dry metric tons           479       436       999      961
 Newsprint--metric tons              173       161       346      295
 Paper--tons                         273       240       557      501
 Paperboard--tons                     60        53       109      101
 Containerboard--tons                588       598     1,190    1,162
 Packaging--MSF                   12,155    11,319    23,620   21,946
 Recycling--tons                     924       882     1,853    1,683


Real Estate and Financial Services

Real  estate and financial services segments earned a combined pre-tax
income   of  $50  million  in  the  current  quarter,  including   the $45
million gain on the sale of Weyerhaeuser Mortgage Company, compared to $6 million for the same period last year. The reduction of 6 percent in revenues from 1996 second quarter reflects the sale of the mortgage banking business early in the current year's quarter. The 1996 year-to-date results included the sale of several major commercial real estate projects.

Costs and Expenses

Weyerhaeuser's cost of products sold for the quarter as a percent of net sales was 77 percent in the current quarter, unchanged from the 1996 second quarter, as sales were relatively comparable in both periods. This is down from the 79 percent reported in the 1997 first quarter.

Depreciation, amortization and fee stumpage for the quarter were up marginally, and 10 percent year-to-date, over 1996 as new or acquired facilities were added and optimization, expansion, modernization or upgrade projects were completed at existing facilities. Non-cash charges to income related to closure or disposition of facilities were $15 million for the quarter and $64 million year-to-date.

Costs and expenses for the combined real estate and financial services segments were lower from period to period as a result of the mortgage banking business sale.

Other income (expense) is an aggregation of both recurring and occasional income and expense items and, as a result, fluctuates from period to period. Individual income (expense) items significant in relation to net earnings were:

 . The gain of $45 million from the sale of the mortgage banking business by the financial services segment in the current quarter, and . The Weyerhaeuser year-to-date $10 million net effect of interest income from the favorable federal income tax decision related to timber casualty losses incurred in the eruption of Mount St. Helens in 1980, and the loss incurred in the sale of the wholesale nursery business.

There were no significant items in the comparable periods of 1996.

Weyerhaeuser Company
-19-


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

Operations

Weyerhaeuser's net cash provided by operations was $318 million in the first half of 1997 compared to $244 million provided in the same period of 1996.

For the current year, funds were provided from net income of $94 million along with $316 million from depreciation, amortization and fee stumpage and $64 million of non-cash charges for the closure or disposition of facilities.

Working capital, net of the effects of the sale of a business, increased by $187 million year-to-date. Significant use of funds were an increase of $101 million in accounts receivable, primarily trade receivables and a decrease of $124 million in accounts payable and accrued liabilities, primarily trade payables and income taxes. Funds were sourced, in part, by a $38 million decrease in inventories as logs and chips and all pulp, paper and packaging inventories were down from year-
end  levels, while wood products stocks were  up.   Product inventory
turnover rate improved to 12.5 turns in the quarter, up significantly from 10.9 turns in the first quarter of 1997 and 10.4 turns in the second quarter of 1996.

For the same period of 1996, the majority of the $330 million working capital increase was attributable to a reduction of $250 million in accounts payable and accrued liabilities.

The net cash used by operations in the combined real estate and financial services segments year-to-date was $123 million, including uses of a net $109 million for real estate and land purchases and development and a net $74 million for mortgages held for sale, as originations exceeded sales.

Earnings before interest expense and income taxes plus non-cash charges for the twenty-six week periods ended June 29, 1997, and June 30, 1996 were $500 million and $480 million, respectively, for the timberlands and wood products segment, and $169 million and $364 million, respectively, for the pulp, paper and packaging segment. Earnings before interest and income taxes of $197 million this year compared to a loss of $21 million last year was the primary driver in the increase from period to period for the pulp, paper and packaging segment.

Investing

Capital expenditures for the first half were $304 million compared to $387 million, excluding acquisitions, in the same period of 1996. Acquisition of southern U.S. timber and timberlands and two sawmills accounted for spending of $448 million in the first half of 1996. The 1997 spending by segment was $147 million for timberlands and wood products, $149 million for the pulp, paper and packaging segment and $8 million for  other  segments.  The company currently  anticipates capital
expenditures,   excluding   acquisitions,   to   approximate
$750 million for the year. However, this expenditure level could increase or decrease as a consequence of future economic conditions.

The cash needed to meet these and other company needs is generated from internal cash flow and short-term borrowing.

Proceeds from sale of businesses totaled $204 million in the first half of 1997 with $192 million from the sale of the mortgage banking business and $12 million from the sale of the wholesale nursery business.

Weyerhaeuser Company
-20-


Financing

During the first six months of 1997, Weyerhaeuser decreased long-term debt by $118 million with funds being used to pay down $77 million of long-term debt and $83 million of commercial paper borrowings while sourcing $38 million from the sale of industrial revenue bonds. The company's total debt to equity ratio at the end of the current quarter was 36.7 percent, down from the prior quarter's 39.3 percent and 37.9 percent at December 1996.

The increase in the 1996 first half was due primarily to issuances of $899 million in notes and commercial paper, offset, in part, by debt payments of $131 million.

In   the  real  estate  and  financial  services  segments,  financing activities provided a net $87 million made up of increases in commercial paper of $188 million and other debt of $9 million to support property purchases and construction activity, offset in part, by debt paydown of $110 million.

During the first half of both 1997 and 1996, the company paid $158 million in cash dividends.

In the second quarter of 1997, the company repurchased $16 million of common shares as a part of the 11 million share repurchase program. In the first half of 1996, $34 million was used to repurchase shares.

Subsequent Events

On  July  1, 1997, the company completed the purchase of a 51  percent interest  in  an  existing New Zealand joint venture  located  in  the northern end of the South Island. The company paid $185 million for timber, land and related assets, plus an additional amount for the net working capital at closing. The forested area of the joint venture consists of 148,000 acres of Crown Forest License cutting rights and approximately 45,000 acres of freehold land. The company will be responsible for the management and marketing activities of the joint venture. RII New Zealand Forests I Inc. continues to hold the remaining 49 percent interest in the joint venture.

On July 10, 1997, the company announced the closing of the sale of Saskatoon Chemicals Ltd. to a subsidiary of Sterling Chemicals
Holdings,  Inc.   The  sales price, which is subject  to  post-closing
adjustments, will approximate $65 million. The company expects the gain on the sale to have a material effect on its third quarter earnings. This sale is part of a continuing effort to tighten the company's focus on its core businesses.

On July 8, 1997, the company and Nippon Paper Industries Co., Ltd. announced the signing of a memorandum of understanding restructuring
their  North Pacific Paper Corporation (NORPAC) joint venture.   Under
the agreement, the company and Nippon Paper each will own 50 percent of NORPAC. The company currently owns 80 percent of the joint venture with Nippon Paper holding the remaining 20 percent interest.
Marketing responsibilities are unchanged. The agreement is subject to several contingencies, including approvals by the respective boards. The company expects this transaction to have a material positive effect on its cash flow in the quarter in which it closes.

On  July 30, 1997, the company issued 6.95 percent debentures  in  the
amount  of  $300 million which will be due August 1,  2017.   The  net
proceeds to be received by the company from the sale of these debentures will be added to the company's general funds and will be used for general corporate purposes, including working capital, capital expenditures and reduction of the company's commercial paper backed by a long-term credit agreement. Pending such application, the net proceeds may be invested in marketable securities.

Other Items

Weyerhaeuser,   like   all  other  companies   using   computers   and
microprocessors, is faced with the task of addressing the Year 2000 problem over the next two years. The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g., DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The company has embarked on a comprehensive approach to identify where this problem may occur in its information
technology, manufacturing, and facilities  systems.   The company  plans to
modify or replace its affected systems in a manner that will minimize any detrimental effects on operations. While it is not possible, at present, to quantify the overall cost of this work, the company presently believes that the ultimate outcome resulting from this work will not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period such costs could have a material effect on results of operations.

Weyerhaeuser Company
-21-

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

Part II.    Other Information

Item 1. Legal Proceedings

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint contended that the company overpaid federal income taxes in 1977
through  1983.   The  alleged  overpayments  resulted  from  the
disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of
approximately  $10  million, plus statutory  interest.   In  September
1994, the United States Court of Federal Claims (successor to the United States Claims Court) issued an opinion on the casualty loss issues which resulted in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. Both the company and the government appealed the decision. On August 2, 1996, the Court of Appeals for the Federal Circuit issued its opinion on the remaining timber casualty loss issues, ruling in favor of the company on both the company's appeal and the government's appeal. The United States Supreme Court denied the government's request for certiorari on January 21, 1997. The case is on remand to the United States Court of Federal Claims to apply the decision of the Court of Appeals for the Federal Circuit.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington, against a number of insurance companies. The complaint sought a declaratory judgment that the insurance companies were obligated to defend the company and to pay, on the company's behalf, certain claims relating to alleged environmental damage from toxic substances to sites owned by third parties and the company. The company subsequently agreed to settlements with all but one of the defendants. The remaining defendant provided first layer excess
coverage  during  a  three  year  period.   That  defendant's liability  on
groups of sites is being tried in three phases. Two trials against the remaining defendant, affecting nine sites, began in October 1994 and February 1996, respectively, and resulted in verdicts assigning 100 percent clean-up responsibility to the defendant on three sites, partial responsibility on three others and a finding of no liability as to the remaining three. The remaining issue to be determined by the trial court is what, if any, credit will be given for settlement
payments  received by  the  other  defendants.   With respect to the
remaining sites, a voluntary dismissal was taken on 6 sites, and the defendant's offer of judgment on the final 10 sites was accepted in June 1997.

The  company  conducted  a  review of its  10  major  pulp  and  paper
facilities  to  evaluate  the  facilities'  compliance  with   federal
Prevention  of  Significant  Deterioration  (PSD)  regulations.    The
results of the reviews were disclosed to seven state agencies and  the
Environmental Protection Agency (EPA) during 1994 and  1995.   At  the
Cosmopolis,  Washington,  Columbus,  Mississippi,  and  Flint   River,
Georgia, facilities, the state regulatory agencies agreed with the company's conclusions regarding the status of each facility. For the Cosmopolis facility, the Washington Department of Ecology agreed the
changes  made  at  the facility did not require PSD review.   For  the
Columbus and Flint River facilities, the states concluded the original PSD permits issued to the facilities require updating. The company will update emissions data for the Columbus and Flint River facilities as part of the Title V permitting process. No penalties were assessed for the
issues  identified at Columbus and Flint River.   Agreements
resolving the alleged PSD issues have been reached with the states  of
Washington,  Oklahoma and North Carolina, as noted below.   No  issues were
identified at the company's Rothschild, Wisconsin, facility.   In April
1995,  EPA Region X issued a Notice of Violation (NOV)        to  the
company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company has an 80 percent ownership interest. The NOV addresses alleged PSD violations at NORPAC's Longview, Washington, newsprint manufacturing facility. A settlement resolving alleged PSD issues at the Longview/NORPAC complex was reached with the State of Washington on January 26, 1996. On November 14, 1995, the company entered into a settlement with the State of Oklahoma to resolve alleged PSD violations at the company's Valliant, Oklahoma, containerboard manufacturing facility. The company also entered into Special Orders by Consent with the State of North Carolina to resolve alleged PSD issues at the New Bern, North Carolina, pulp mill and the Plymouth, North Carolina, pulp and paper complex. No decision has been made by the Lane County Oregon Regional Air Pollution Control
Authority  concerning  alleged  PSD  and  permit  violations  at   the
company's Springfield, Oregon, containerboard manufacturing facility.

Weyerhaeuser Company
-22-


PART II


Item 1.  Legal Proceedings - Continued
--------------------------------------

The Washington Department of Ecology issued a $10 thousand penalty to the company because of three accidental chlorine releases which occurred at the company's pulp mill in Longview on March 18, 1996, which has been paid. The EPA is also investigating.

The Washington Department of Ecology has issued a NOV and a $40 thousand penalty because of an accidental spill of an estimated 8,700 gallons of crude sulfate turpentine on January 27, 1997, at the company's pulp and paper operations in Longview. The EPA is also investigating.

On June 20, 1996, the Wisconsin Department of Natural Resources (WDNR) issued a NOV for alleged air violations at the Marshfield, Wisconsin, wood products manufacturing facility. No penalty was assessed in the NOV.
The  NOV  was referred to the Wisconsin Department  of        Justice
(WDOJ)   for   enforcement  action  on  July  2,   1996.    Settlement
negotiations with WDNR and WDOJ are ongoing. The company expects a stipulated judgment and order resolving all issues will be executed on or before August 31, 1997.

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

On November 2, 1992, an action was filed against the company in the Circuit Court for the First Judicial District of Hinds County,
Mississippi, on behalf of a purported class of riparian property owners in Mississippi and Alabama whose properties are located on the Tennessee Tombigbee Waterway, Aliceville Lake, Cedar Creek and the
Magoway  Creek.   The complaint sought $1 billion in compensatory  and
punitive damages for diminution in property value, personal injuries and mental anguish allegedly resulting from the discharge of purported hazardous substances, including dioxins and furans, by the company's pulp
and  paper  mill  in  Columbus,  Mississippi,  and  the       alleged
fraudulent concealments of such discharge. The complaint also sought an injunction prohibiting future releases and the removal of hazardous substances allegedly released in the past. On August 20, 1993, a companion action was filed in Greene County, Alabama, on behalf of a similar purported class of riparian owners with essentially the same claims as the Mississippi case. By order dated April 5, 1995, venue of
the Alabama action was transferred to Sumter County, Alabama.       On
January 20, 1995, the court in the Alabama action certified a class of all persons who, as of the date the action commenced, were riparian owners, lessees and licensees of properties located on the Tennessee Tombigbee Waterway in Greene, Sumter, Pickens and Marengo counties, Alabama, and Lowndes and Noxubee counties, Mississippi, to determine whether the company is liable to the members of the class for compensatory and/or punitive damages and to determine the amount of punitive damages, if any, to be awarded to the class as a whole. By order dated April 12, 1995, as orally amended on February 1, 1996, the geographical boundaries of the class were amended to run from below the Columbus mill's wastewater discharge pipe to just above the confluence of the Black Warrior River and the Tennessee Tombigbee Waterway. The class is
estimated to range from approximately 1,000 to 1,500 members.    In late
July, 1996, the company reached an agreement to settle both the Mississippi action and the Alabama action for $2.5 million. On May 8, 1997, after a fairness hearing, the Alabama court entered an order approving the settlement of the class action.

In November 1996, an action was filed against the company in Superior Court for King County, Washington, on behalf of a purported class of all individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1980. The action alleges the company has manufactured and distributed defective hardboard siding and has breached express warranties and consumer protection statutes in its sale of hardboard
siding.   The action seeks compensatory damages, including prejudgment interest, and seeks damages for the cost of replacing siding that rots subsequent to the entry of any judgment. In January 1997, an action was filed, also in Superior Court for King County, Washington, on behalf of a purported class of all individuals, proprietorships, partnerships, corporations, and other business entities in the United States on whose homes, condominiums, apartment complexes or commercial buildings hardboard siding manufactured by the company has been
installed.   The action alleges the company has breached  express  and
implied  warranties  in  its sale of hardboard  siding  and  also  has
violated the Consumer Protection Act of the State of Washington.   The
action seeks damages, prejudgment interest, costs and reasonable attorney fees. The company is a defendant in approximately twenty-one other hardboard siding cases, two of which purport to be class actions on behalf of purchasers of single- or multi-family residences that contain the company's hardboard siding, one in Nebraska and one in Iowa.

Weyerhaeuser Company
-23-

PART II


Item 1.  Legal Proceedings - Continued
--------------------------------------

On August 7, 1997, the company entered a plea of guilty to a misdemeanor violation of the Migratory Bird Treaty Act in the U.S. District Court, Western District of Washington, at Tacoma. The misdemeanor violation involved the accidental poisoning of a hawk and an owl in the course of starling pest control at the company's Longview, Washington pulp mill. The company and the Department of Justice agreed to a disposition of the misdemeanor which involved an undertaking by the company to conduct a starling control research project at its Longview mill.

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

Item 4. Submission of Matters to a Vote of Security Holders

Matters   voted  upon  and  votes  cast  at  the  annual  meeting   of
shareholders of Weyerhaeuser Company held on Tuesday, April  15,  1997 were:

 . The reelection of John W. Creighton, Jr. and W. John Driscoll and the election of Rt. Hon. Donald F. Mazankowski to the board of directors.

                         For         Withheld
                    -------------  -------------
      Creighton       178,746,488     2,292,540
      Driscoll        178,680,511     2,358,517
      Mazankowski     178,407,674     2,631,354



                        For         Against    Abstain    Broker Non-votes
                     -----------  ----------- ---------- ------------------
Shareholder proposal
relating to the CERES
Principles            11,499,599  151,510,483   8,353,231     9,675,715


Shareholder proposal
relating to directors'
compensation          12,391,451  157,183,538   1,788,323     9,675,716


Item 6. Exhibits and Reports on Form 8-K

(a)  Not applicable.

(b) The registrant filed reports on Form 8-K dated January 22, February 24, April 15, May 23, June 19, July 1, July 9, July 11, and July 17, 1997, reporting information under Item 5, Other Events.