Form 10-Q
period 1997-09-28
WEYERHAEUSER CO
filed 1997-11-07
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q



            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirty-nine weeks ended September 28, 1997 or

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

The number of shares outstanding of the registrant's class of common stock, as of October 31, 1997 was 199,622,301 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
          For the Thirty-nine weeks ended September 28, 1997

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


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 29, 1996. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ending September 28, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

                                         WEYERHAEUSER COMPANY

                                     By  /s/ K. J. Stancato
                                         -------------------------
                                         K. J. Stancato
                                         Duly Authorized Officer and
                                         Principal Accounting Officer

November 7, 1997

Weyerhaeuser Company
-3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                         CONSOLIDATED EARNINGS
                         For the periods ended
               September 28, 1997 and September 29, 1996
         (Dollar amounts in millions except per share figures)
                              (Unaudited)

                                       Thirteen weeks         Thirty-nine
                                            ended             weeks ended
                                     -------------------  -------------------
                                     Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
                                        1997      1996       1997      1996
                                     --------- ---------  --------- ---------
Net sales and revenues:
 Weyerhaeuser                        $  2,582  $  2,619   $  7,656  $  7,635
 Real estate and related assets           241       233        684       708
                                     --------- ---------  --------- ---------
Net sales and revenues                  2,823     2,852      8,340     8,343
                                     --------- ---------  --------- ---------

Costs and expenses:
 Weyerhaeuser:
  Costs of products sold                2,018     1,982      5,967     5,745
  Depreciation, amortization and
   fee stumpage                           144       149        460       437
  Selling, general and
   administrative expenses                152       175        499       522
  Research and development expenses        13        12         41        39
  Taxes other than payroll and
   income taxes                            34        36        109       113
  Charge for closure or
   disposition of facilities               10        --         74        --
                                     --------- ---------  --------- ---------
                                        2,371     2,354      7,150     6,856
                                     --------- ---------  --------- ---------

 Real estate and related assets:
  Costs and operating expenses            202       161        542       509
  Depreciation and amortization             2         3         10        12
  Selling, general and
   administrative expenses                 13        45         83       121
  Taxes other than payroll and
   income taxes                             2         3          6         7
                                     --------- ---------  --------- ---------
                                          219       212        641       649
                                     --------- ---------  --------- ---------
Total costs and expenses                2,590     2,566      7,791     7,505
                                     --------- ---------  --------- ---------

Operating income                          233       286        549       838

Interest expense and other:
 Weyerhaeuser:
  Interest expense incurred                66        69        204       206
  Less interest capitalized                 4         3         12        17
  Other income (expense), net               6       (17)       (10)      (41)
 Real estate and related assets:
  Interest expense incurred                25        32         86       101
  Less interest capitalized                18        15         53        49
  Other income (expense), net              10         1         71        14
                                     --------- ---------  --------- ---------
Earnings before income taxes              180       187        385       570
Income taxes (Note 2)                      66        67        141       205
                                     --------- ---------  --------- ---------
Net earnings                         $    114  $    120   $    244  $    365
                                     ========= =========  ========= =========

Per common share (Note 1):
 Net earnings                        $    .57  $    .60   $   1.23  $   1.84
                                     ========= =========  ========= =========
 Dividends paid                      $    .40  $    .40   $   1.20  $   1.20
                                     ========= =========  ========= =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
               September 28, 1997 and December 29, 1996
                     (Dollar amounts in millions)


                                                       Sept. 28,    Dec. 29,
                                                          1997        1996
                                                      -----------  ---------
                                                      (Unaudited)
Assets
------

Weyerhaeuser
  Current assets:
     Cash and short-term investments (Note 1)          $     23    $     33
     Receivables, less allowances                           973         902
     Inventories (Note 3)                                   938       1,001
     Prepaid expenses                                       274         289
                                                       ---------   ---------
       Total current assets                               2,208       2,225

  Property and equipment (Note 4)                         6,738       7,007
  Construction in progress                                  528         417
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                         1,005       1,073
  Other assets and deferred charges                         438         246
                                                       ---------   ---------
                                                         10,917      10,968
                                                       ---------   ---------


Real estate and related assets
  Cash and short-term investments,
    including restricted deposits                            20          38
  Receivables, less discounts and allowances                 71          99
  Mortgage notes held for sale                               --         334
  Mortgage loans receivable                                  67         133
  Mortgage-backed certificates and
    other pledged financial instruments                     153         154
  Real estate in process of development and for sale        711         680
  Land being processed for development                      841         719
  Investments in and advances to joint ventures
    and limited partnerships, less reserves                 114         115
  Rental properties, less accumulated depreciation          134         150
  Other assets                                               90         206
                                                       ---------   ---------
                                                          2,201       2,628
                                                       ---------   ---------


     Total assets                                      $ 13,118    $ 13,596
                                                       =========   =========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-








                                                       Sept. 28,   Dec. 29,
                                                          1997       1996
                                                      -----------  --------
                                                      (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
  Current liabilities:
     Notes payable (Note 6)                           $     202    $     16
     Current maturities of long-term debt                    12          80
     Accounts payable (Note 1)                              654         725
     Accrued liabilities (Note 5)                           591         662
                                                      ----------   ---------
       Total current liabilities                          1,459       1,483


  Long-term debt (Note 7)                                 3,275       3,546
  Deferred income taxes                                   1,366       1,324
  Deferred pension and other liabilities                    505         493
  Minority interest in subsidiaries                         119         113
  Commitments and contingencies (Note 9)                     --          --
                                                      ----------   ---------
                                                          6,724       6,959
                                                      ----------   ---------

Real estate and related assets
  Notes payable and commercial paper                        332         245
  Long-term debt (Note 7)                                 1,152       1,537
  Other liabilities                                         267         251
  Commitments and contingencies (Note 9)                     --          --
                                                      ----------   ---------
                                                          1,751       2,033
                                                      ----------   ---------
     Total liabilities                                    8,475       8,992
                                                      ----------   ---------
Shareholders' interest (Note 8)
     Common shares:  authorized 400,000,000 shares,
       issued 206,072,890 shares, $1.25 par value           258         258
     Other capital                                          398         407
     Cumulative translation adjustment                     (105)        (93)
     Retained earnings                                    4,378       4,372
     Treasury common shares, at cost:  6,517,032 and
       7,736,601                                           (286)       (340)
                                                      ----------   ---------
       Total shareholders' interest                       4,643       4,604
                                                      ----------   ---------
       Total liabilities and shareholders' interest   $  13,118    $ 13,596
                                                      ==========   =========

Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
     For the thirty-nine week periods ended September 28, 1997 and
                          September 29, 1996
                     (Dollar amounts in millions)
                              (Unaudited)

                                                              Consolidated
                                                           -------------------
                                                           Sept. 28, Sept. 29,
                                                              1997     1996
                                                           --------- ---------
Cash provided by (used for) operations:
 Net earnings                                              $   244   $   365
 Non-cash charges to income:
  Depreciation, amortization and fee stumpage                  470       449
  Deferred income taxes, net                                    70       125
  Charge for closure or disposition of facilities               74        --
 Decrease (increase) in working capital:
  Accounts receivable                                          (72)       (6)
  Inventories, prepaid expenses, real estate and land          (90)       95
  Mortgage notes held for sale and mortgage loans
   receivable                                                  (67)     (107)
  Accounts payable and accrued liabilities                     (89)     (206)
 Loss on disposition of assets                                   7         7
 (Gain) on disposition of businesses                           (58)       --
 Other                                                          54       (21)
                                                           --------- ---------
Cash provided by (used for) operations                         543       701
                                                           --------- ---------

Cash provided by (used for) investing activities:
 Property and equipment                                       (417)     (548)
 Timber and timberlands                                        (34)      (34)
 Interest in a joint venture                                  (190)       --
 Property  and equipment and timber and timberlands
  from acquisitions                                             --      (448)
 Proceeds from sale of:
  Property and equipment                                        33        64
  Mortgage and investment securities                            29       111
  Businesses                                                   269        --
 Intercompany advances                                          --        --
 Other                                                          13       (39)
                                                           --------- ---------
Cash provided by (used for) investing activities              (297)     (894)
                                                           --------- ---------

Cash provided by (used for) financing activities:
 Issuances of debt                                             508         8
 Sale of industrial revenue bonds                               38        33
 Notes and commercial paper borrowings, net                   (384)      765
 Cash dividends on common shares                              (238)     (238)
 Payments on debt                                             (240)     (350)
 Purchase of treasury common shares                            (16)      (45)
 Exercise of stock options                                      61        19
 Other                                                          (3)       --
                                                           --------- ---------
Cash provided by (used for) financing activities              (274)      192
                                                           --------- ---------

Net increase (decrease) in cash and short-term investments     (28)       (1)
Cash and short-term investments at beginning of year            71        84
                                                           --------- ---------
Cash and short-term investments at end of period           $    43   $    83
                                                           ========= =========
Cash paid (received) during the period for:
     Interest, net of amount capitalized                   $   259   $   279
                                                           ========= =========
     Income taxes                                          $    30   $   137
                                                           ========= =========
See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-






                       Real Estate and
    Weyerhaeuser        Related Assets
 -------------------  -------------------
 Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
   1997      1996        1997      1996
 --------- ---------  --------- ---------

 $   192   $   353    $    52   $    12

     460       437         10        12
      51        89         19        36
      74        --         --        --

     (77)       (4)         5        (2)
      63        14       (153)       81

      --        --        (67)     (107)
    (135)     (209)        46         3
      13        10         (6)       (3)
     (13)       --        (45)       --
      58        (8)        (4)      (13)
 --------- ---------  --------- ---------
     686       682       (143)       19
 --------- ---------  --------- ---------


    (415)     (541)        (2)       (7)
     (34)      (34)        --        --
    (190)       --         --        --

      --      (448)        --        --

      19        53         14        11
      --        --         29       111
      77        --        192        --
     198       (24)      (198)       24
      (2)      (29)        15       (10)
 --------- ---------  --------- ---------
    (347)   (1,023)        50       129
 --------- ---------  --------- ---------


     495         8         13        --
      38        33         --        --
    (605)      753        221        12
    (238)     (238)        --        --
     (81)     (178)      (159)     (172)
     (16)      (45)        --        --
      61        19         --        --
      (3)       --         --        --
 --------- ---------  --------- ---------
    (349)      352         75      (160)
 --------- ---------  --------- ---------

     (10)       11        (18)      (12)
      33        34         38        50
 --------- ---------  --------- ---------
 $    23   $    45    $    20   $    38
 ========= =========  ========= =========

 $   225   $   229    $    34   $    50
 ========= =========  ========= =========
 $    68   $   154    $   (38)  $   (17)
 ========= =========  ========= =========


Weyerhaeuser Company
-8-




















                    This page intentionally left blank.

Weyerhaeuser Company
-9-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________

                     NOTES TO FINANCIAL STATEMENTS
For the thirty-nine week periods ended September 28, 1997 and September 29, 1996



Note 1: Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. Significant intercompany transactions and accounts are eliminated.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1) Weyerhaeuser (or the company), principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real estate and related assets, principally engaged in real estate development and construction and other real estate related activities.

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

    If   SFAS   No.  128  were  implemented  for  the  current  year,   the
    reported EPS would be as follows:

                                  Thirteen weeks      Thirty-nine weeks
                                       ended                ended
                                -------------------  -------------------
                                Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
                                   1997      1996       1997      1996
                                --------- ---------  --------- ---------
    Basic earnings per share    $    .57  $    .60   $   1.23  $   1.84
    Diluted earnings per share  $    .57  $    .60   $   1.22  $   1.83


    Options to purchase 1,216,400 shares at $45.94 per share, 4,700 shares at $47.13 per share, and 1,178,400 at $48.13 per share were outstanding during the thirty-nine week period ended September 29, 1996. These options were not included in the computation of diluted EPS for that period because the option exercise prices were greater than the average market price of common shares during the period.

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

Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 198,755,580 and 198,319,551 at September 28, 1997, and September 29, 1996, respectively.

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

The notional amounts of these derivative financial instruments are $492 million and $807 million at September 28, 1997, and December 29, 1996, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out
(LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories. LIFO inventories were $231 million and $296 million at September 28, 1997, and December 29, 1996, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $231 million and $239 million greater at September 28, 1997, and December 29, 1996, respectively.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $116 million and $164 million at September 28, 1997, and December 29, 1996, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Real Estate and Related Assets

With the sale of the mortgage banking business in the 1997 second quarter, the financial services segment is no longer material to the results of the company. Beginning with the 1997 third quarter, the remaining real estate activities in financial services have been combined with real estate into one segment entitled real estate and related assets.

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

Mortgage notes held for sale that were outstanding at December 29, 1996 were stated at the lower of cost or market, which was computed by the aggregate method (unrealized losses were offset by unrealized gains). As a result of the sale of the company's mortgage banking business during the year, there were no mortgage notes held for sale outstanding at September 28, 1997.

Mortgage-backed certificates are carried at par value, adjusted for any unamortized discount or premium. These certificates and other financial instruments are pledged as collateral for the collateralized mortgage obligation (CMO) bonds and are held by banks as trustees. Principal and interest collections are used to meet the interest payments and reduce the outstanding principal balance of the bonds. Related CMO bonds are the obligation of the issuer, and neither the company nor any affiliated company has guaranteed or is otherwise obligated with respect to the bonds.

Weyerhaeuser Company
-13-




Note 2:  Income Taxes


Provisions for income taxes include the following:

                                                     Thirty-nine weeks ended
                                                     -----------------------
                                                       Sept. 28,  Sept. 29,
Dollar amounts in millions                                1997       1996
                                                     -----------  ----------
Federal:
  Current                                            $      39    $    42
  Deferred                                                  71        124
                                                     -----------  ----------
                                                           110        166
                                                     -----------  ----------
State:
  Current                                                    3          6
  Deferred                                                   3          7
                                                     -----------  ----------
                                                             6         13
                                                     -----------  ----------
Foreign:
  Current                                                   29         32
  Deferred                                                  (4)        (6)
                                                     -----------  ----------
                                                            25         26
                                                     -----------  ----------

Total                                                $     141    $   205
                                                     ===========  ==========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended September 28, 1997, and September 29, 1996, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35 percent federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirty-nine week periods ended September 28, 1997, and September 29, 1996, were 36.5 percent and 36 percent, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, restructuring reserves, and pension and retiree health care liabilities.


Note 3: Inventories

                                                       Sept. 28,  Dec. 29,
Dollar amounts in millions                                1997      1996
                                                       ---------  --------
Logs and chips                                         $     75   $    120
Lumber, plywood and panels                                  154        148
Pulp, newsprint and paper                                   181        202
Containerboard, paperboard and packaging                     98        108
Other products                                              150        146
Materials and supplies                                      280        277
                                                       ---------  ---------
                                                       $    938   $  1,001
                                                       =========  =========

Weyerhaeuser Company
-14-




Note 4: Property and Equipment

                                                       Sept. 28,  Dec. 29,
Dollar amounts in millions                                1997      1996
                                                       ---------  --------
Property and equipment, at cost:
  Land                                                 $    160   $   158
  Buildings and improvements                              1,677     1,686
  Machinery and equipment                                 9,711     9,713
  Rail and truck roads and other                            597       596
                                                       ---------  --------
                                                         12,145    12,153

Less allowance for depreciation
  and amortization                                        5,407     5,146
                                                       ---------  --------
                                                       $  6,738   $ 7,007
                                                       =========  ========



Note 5: Accrued Liabilities

                                                         Sept. 28,  Dec. 29,
Dollar amounts in millions                                  1997      1996
                                                         ---------  --------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                            $    256   $   279
Taxes - social security and real and personal property         63        57
Interest                                                       46        79
Income taxes                                                   47        51
Other                                                         179       196
                                                         ---------  --------
                                                         $    591   $   662
                                                         =========  ========

Note 6: Short-Term Debt

Debt

The company's short-term debt at September 28, 1997 was $202 million which included a $190 million bank loan.

Lines of Credit

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $352.5 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at September 28, 1997, and borrowings of up to the total amount of $375 million, all of which could be availed of by the company, WRECO and Weyerhaeuser Mortgage Company (WMC) at December 29, 1996. No portion of these lines has been availed of by the company or WRECO at September 28, 1997, and none were availed of by the company, WRECO or WMC at December 29, 1996. None of the entities referred to herein is a guarantor of the borrowings of the others.

At December 29, 1996, WMC had $54 million outstanding against short-term special credit lines that provided for borrowings of up to $230 million.

Note 7: Long-Term Debt

Debt

Included in the company's long-term debt is a $300 million
6.95 percent debenture issued during the current quarter and due in the year 2017.

Lines of Credit

The company's lines of credit include a five-year competitive advance and revolving credit facility agreement entered into in 1994 with a group of banks that provides for borrowings of up to the total amount of $1.1 billion, all of which is available to the company. Borrowings

Weyerhaeuser Company
-15-




are at LIBOR or other such interest rates as mutually agreed to between the borrower and lending banks.

At December 29, 1996, WMC had $25 million outstanding against a one-year evergreen credit commitment of $35 million entered into in 1990.

Weyerhaeuser Financial Services, Inc. (WFS), a wholly owned subsidiary, has a revolving/term credit facility agreement that provides for: (1) borrowings of up to $350 million and $450 million at September 28, 1997, and December 29, 1996, respectively, at LIBOR or other such rates as may be agreed upon by WFS and the banks; and
(2) a commitment fee on the unused portion of the credit facility. $330 million and $355 million were outstanding under this facility at September 28, 1997, and December 29, 1996, respectively.

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

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of
commercial  paper  is  classifiable as  long-term  debt.   Amounts  so
classified are:


                                                Sept. 28,  Dec. 29,
Dollar amounts in millions                        1997       1996
                                                ---------  --------
Weyerhaeuser                                    $  284     $   889
Real estate and related assets                      --         248


No portion of these lines has been availed of by the company, WRECO or WFS at September 28, 1997, and none was availed of by the company, WRECO, WMC or WFS at December 29, 1996, except as noted.

Total interest costs incurred by WRECO are capitalized and will ultimately be accounted for as an element of operating costs.

The company's compensating balance agreements were not significant.

Note 8: Shareholders' Interest

Common shares reserved for stock option plans were 5,689,082 shares at September 28, 1997, and 6,243,102 shares at December 29, 1996.

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

Weyerhaeuser Company
-16-



                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:


                                       Thirteen weeks         Thirty-nine
                                            ended             weeks ended
                                     -------------------  -------------------
                                     Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
Dollar amounts in millions              1997      1996       1997      1996
                                     --------- ---------  --------- ---------
Net sales and revenues:
  Timberlands and wood products      $  1,389  $  1,437   $  4,145  $  3,921
  Pulp, paper and packaging             1,160     1,130      3,410     3,548
  Real estate and related assets (5)      241       233        684       708
  Corporate and other                      33        52        101       166
                                     --------- ---------  --------- ---------
                                     $  2,823  $  2,852   $  8,340  $  8,343
                                     ========= =========  ========= =========

Earnings  before  interest  expense
 and  income taxes:
  Timberlands and wood products (1)  $    172  $    210   $    554  $    579
  Pulp, paper and packaging (2)            97        79         76       276
  Real estate and
    related assets (3) (4) (5)             24         5         80        21
  Corporate and other (6)                 (52)      (41)      (134)     (117)
                                     --------- ---------  --------- ---------
                                     $    241  $    253   $    576  $    759
                                     ========= =========  ========= =========

(1) 1997 third quarter and year-to-date results include charges of $10 million and $25 million, respectively, associated with the closures of the Philadelphia, MS and Plymouth, NC, plywood facilities.
(2) 1997 year-to-date results include special items of $28 million which is the net of a $49 million charge for the consolidation, closure or disposition of certain recycling facilities and the closure of the Longview, WA corrugated medium machine in prior quarters and a gain of $21 million on the sale of Saskatoon Chemicals, Ltd. during the current quarter.
(3) 1997 year-to-date results include a gain of $45 million from the sale of the company's wholly owned subsidiary, Weyerhaeuser Mortgage Company.
(4) Includes net interest expense of $7 million and $17 million for thirteen weeks and $33 million and $52 million for thirty-nine weeks related to the financial services businesses.
(5) With the sale of the mortgage banking business in the 1997 second quarter, the financial services segment is no longer material to
    the results of the company.  Beginning with   the  third   quarter
    of 1997, financial services, consisting principally of real estate related assets, has been combined with real estate into one segment.
(6) 1997 year-to-date results include pretax income of $10 million which is the net effect of interest income from a favorable federal income tax decision and the loss incurred in the sale of Shemin Nurseries.


Consolidated Results

Consolidated net earnings for the third quarter were $114 million, or 57 cents per common share, compared with $120 million or 60 cents per common share, in the same quarter last year. Included in the 1997 quarterly results was a net after-tax gain of $7 million, or 4 cents per common share, from the gain on the sale of the company's chemical business in Saskatoon, SK, Canada, offset in part by the costs associated with the planned closure of the Philadelphia, MS plywood facility. These transactions are a part of the company's ongoing effort to narrow its focus and upgrade the quality of the assets of its core businesses.

Net sales and revenues for the quarter were $2.8 billion, equivalent to the $2.9 billion reported in the comparable quarter a year ago. Global economic growth continues to drive increasing demand for pulp and paper products and improved market prices for most pulp, paper and packaging products. The performance of the timberland and wood products businesses, however, has been hurt by a weak Japanese housing market. This slowdown in the Japanese market could continue to affect results into next year.

Year-to-date earnings were $244 million, or $1.23 per common share, compared to the $365 million and $1.84 per common share reported a year earlier. 1997 results include a net gain of $1 million, or 1 cent per common share for the effect of special items year-to-date. In addition to the special items recognized in the current quarter, 1997 results included losses from restructuring in the recycling business, the closure of a corrugated medium machine, the closure of

Weyerhaeuser Company
-17-



another plywood mill and the sale of the wholesale nursery business, offset by a gain on the sale of the company's mortgage banking business and interest income from a favorable federal income tax decision.

Net sales for the first nine months were $8.3 billion, unchanged from the same period last year.


Timberlands and Wood Products

Operating earnings in the timberlands and wood products segment for the quarter, including a $10 million charge associated with the plywood mill closure, were $172 million. Excluding the charge, the segment reported operating earnings of $182 million compared with $210 million in the 1996 third quarter.

The segment had net sales of $1.4 billion in the quarter, equaling the same period a year earlier and down slightly from the $1.5 billion reported in the current year's second quarter. In addition to weaker lumber and log sales to Japan as a result of slower housing starts, lower domestic structural panel prices affected the segment's performance.

During the quarter, the company completed the purchase of a 51 percent interest in an existing New Zealand joint venture. The company paid $190 million for timber, land and related assets and net working capital at closing. The forested area of the joint venture consists of 148,000 acres of Crown Forest License cutting rights and approximately 45,000 acres of freehold land. The company will be responsible for the management and marketing activities of the joint venture. RII New Zealand Forests I Inc. continues to hold the remaining 49 percent interest in the joint venture.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks and thirty-nine weeks ended September 28, 1997, and September 29, 1996, respectively, are as follows:

                                       Thirteen weeks      Thirty-nine weeks
                                            ended                ended
                                     -------------------  -------------------
Third party sales volumes            Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
 (millions)                             1997      1996      1997       1996
---------------------------          --------- ---------  --------- ---------

 Raw materials--cubic feet                148       145        444       423
 Softwood lumber--board feet            1,249     1,327      3,705     3,574
 Softwood plywood and
  veneer--square feet (3/8")              536       590      1,581     1,664
 Composite panels--square feet (3/4")     135       147        426       471
 Oriented strand board--square
  feet (3/8")                             650       549      1,844     1,544
 Hardwood lumber--board feet               90        83        277       264
 Engineered wood products--
  lineal feet                              39        34        105        88
 Hardwood doors (thousands)               197       179        544       493

Total production volumes
 (millions)
---------------------------

 Logs--cubic feet                         241       221        733       664
 Softwood lumber--board feet            1,016       955      3,039     2,770
 Softwood plywood and
  veneer--square feet (3/8")              291       318        858       964
 Composite panels--square feet (3/4")     120       123        369       415
 Oriented strand board--square
  feet (3/8")                             523       426      1,519     1,231
 Hardwood lumber--board feet               92        78        267       251
 Hardwood doors (thousands)               191       173        555       485


Pulp, Paper and Packaging

The quarter's operating earnings in the pulp, paper and packaging segment were $97 million, including the $21 million gain on the sale of Saskatoon Chemicals, Ltd. Excluding the gain, the segment reported operating earnings of $76 million, 4 percent off the $79 million reported in the third quarter of 1996, but up significantly from the $22 million reported in the 1997 second quarter. The improvement that began late in the second quarter following implementation of price increases in pulp, paper and newsprint has continued during the third quarter.

Net sales for the quarter were $1.2 billion, up slightly from the $1.1 billion reported both in the same quarter last year and the 1997 second quarter.

Weyerhaeuser Company
-18-



Third party sales and total production volumes for the major products in this segment for the thirteen weeks and thirty-nine weeks ended September 28, 1997, and September 29, 1996, respectively, are as follows:

                                       Thirteen weeks      Thirty-nine weeks
                                            ended                ended
                                     -------------------  -------------------
Third party sales volumes            Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
 (thousands)                            1997      1996       1997      1996
--------------------------           --------- ---------  --------- ---------

 Pulp--air-dry metric tons                494       479      1,463     1,404
 Newsprint--metric tons                   166       150        499       454
 Paper--tons                              291       248        873       740
 Paperboard--tons                          62        58        177       160
 Containerboard--tons                      86       108        289       255
 Packaging--MSF                        11,180    10,905     33,773    31,793
 Recycling--tons                          538       514      1,668     1,473

Total production volumes
 (thousands)
--------------------------
 Pulp--air-dry metric tons                520       549      1,519     1,510
 Newsprint--metric tons                   180       165        526       460
 Paper--tons                              283       262        840       763
 Paperboard--tons                          64        55        173       156
 Containerboard--tons                     595       597      1,785     1,759
 Packaging--MSF                        11,666    11,498     35,286    33,444
 Recycling--tons                          864       884      2,717     2,567

Real Estate and Related Assets

With the sale of the mortgage banking business in the 1997 second quarter, the financial services segment is no longer material to the results of the company. Beginning with the 1997 third quarter, the remaining real estate activities in financial services have been combined with real estate into one segment entitled real estate and related assets.

This segment's operating earnings for the current quarter were $24 million compared to $5 million for the same period last year. This increase reflects the strong housing markets in the area served by the company's real estate businesses.


Costs and Expenses

Weyerhaeuser's cost of products sold for the quarter as a percent of net sales was 78 percent in the current quarter, up from the 1996 third quarter and the 77 percent reported in the 1997 second quarter.

Depreciation, amortization and fee stumpage were down marginally for the quarter and up 5 percent year-to-date over 1996 as new or acquired facilities were added and optimization, expansion, modernization or upgrade projects were completed at existing facilities. Non-cash charges to income related to closure or disposition of facilities were $10 million for the quarter and $74 million year-to-date.

Total costs and expenses for the real estate and related assets segment were relatively even from period to period. An increase in costs and operating expenses corresponds with the increase in revenues from the sale of a large commercial real estate project in the quarter. Reduced selling, general and administrative costs in the quarter, when compared to the prior year, are due to the sale of the mortgage banking business.

Other income (expense) is an aggregation of both recurring and occasional income or expense items and, as a result, fluctuates from period to period. An individual income item significant in relation to net earnings in the third quarter was the gain of $21 million on the sale of Saskatoon Chemicals, Ltd. In addition, year-to-date items of significance were the gain of $45 million from the sale of the mortgage banking business in the real estate and related assets segment and the $10 million net income effect of interest income from a favorable federal income tax decision and the loss incurred in the sale of the wholesale nursery business.

There were no significant individual items in the comparable periods of 1996.

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

Operations

Weyerhaeuser's net cash provided by operations was $686 million in the first nine months of 1997 compared to $682 million provided in the same period of 1996. For the current year, funds were provided from net income of $192 million along with $460 million from depreciation, amortization and fee stumpage and $74 million of non-cash charges for the closure or disposition of facilities.

Working capital, net of the effects of the sale of businesses, increased by $149 million year-to-date; however, there was a reduction of $38 million for the quarter. Material uses of funds year-to-date were an increase of $77 million in accounts receivable, primarily trade receivables, and a net decrease of $135 million in accounts payable, primarily trade payables, and accrued liabilities. Funds were sourced, in part, by a $63 million decrease in inventories as logs and chips and all pulp, paper, and packaging inventories were down from year-end levels, while wood products inventories were up. The annualized product inventory turnover rate was 12.6 turns in the quarter, up slightly from 12.5 turns in the second quarter of 1997 and up significantly from 10.8 turns in the third quarter of 1996.

For  the  same  period of 1996, the majority of the net  $199  million
working   capital  increase  was  attributable  to  a   reduction   of
$209 million in accounts payable and accrued liabilities.

Year-to-date earnings before interest expense and income taxes plus non-cash charges for the timberlands and wood products segment were $733 million, relatively unchanged from $741 million in 1996. The pulp, paper and packaging segment had $344 million, down from $535 million a year earlier as a result of lower earnings.

The net cash used by operations in the real estate and related assets segment year-to-date was $143 million. Cash was provided by net income of $52 million, including a $45 million gain on the sale of the mortgage banking business. Increased working capital needs used cash of $169 million including outlays of $153 million for real estate purchases and development and a net $67 million for mortgages held for sale, as originations exceeded sales. This was offset in part from cash provided by a $46 million increase in accounts payable and accrued liabilities.


Investing

Capital expenditures, excluding acquisitions, for the first nine months were $451 million compared to $582 million in the same period of 1996. Acquisition of southern U.S. timber and timberlands and two sawmills accounted for spending of $448 million in 1996. The 1997 year-to-date spending by segment was $202 million for timberlands and wood products, $235 million for the pulp, paper and packaging segment and $14 million for other segments. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $750 million for the year. However, this expenditure level could increase or decrease as a consequence of future economic conditions.

During the third quarter, the company expended $190 million to acquire 51 percent of a forestry joint venture in New Zealand.

Weyerhaeuser Company
-20-


The cash needed to meet these and other company needs was generated from internal cash flow, issuance of debt, sale of businesses and short-term borrowing.

Proceeds from sale of businesses totaled $269 million in the first nine months of 1997, with $65 million in the current quarter from the sale of the Saskatoon chemical business. $192 million was received from the sale of the mortgage banking business and $12 million from the sale of the wholesale nursery business in prior quarters.



Financing

During the first nine months of 1997, Weyerhaeuser decreased total debt by $153 million. This was the net of debt repayments of $81 million and reduction in commercial paper of $605 million offset by $533 million in new borrowings.

During the quarter, the company issued $300 million of 6.95 percent 20 year debentures for general corporate purposes, entered into a $190 million short-term note to finance the New Zealand acquisition and paid down $522 million of its commercial debt.

The company's total debt to equity ratio at the end of the current quarter was 36.7 percent, down from the second quarter's 37.3 percent and 37.9 percent at December 1996.

The net increase in debt for the comparable period of 1996 was due, primarily, to issuances of $761 million in debt and commercial paper, offset, in part, by debt payments of $178 million.

In the real estate and related assets segment, financing activities provided a net $75 million made up of increases in commercial paper of $221 million and other debt of $13 million to support property purchases and construction activity offset, in part, by debt paydown of $159 million.

In the first nine months of both 1997 and 1996, the company paid $238 million in cash dividends.

Year-to-date 1997, the company repurchased $16 million of common shares as a part of the 11 million share repurchase program. No shares were repurchased in the current quarter. In the first nine months of 1996, $45 million was used to repurchase shares.


Subsequent Events

In October 1997, the company issued additional 6.95 percent debentures in the amount of $300 million which will be due August 1, 2027. The net proceeds to be received by the company from the sale of these debentures will be added to the company's general funds and will be used for general corporate purposes, including working capital, capital expenditures and reduction of the company's commercial paper backed by a long-term credit agreement.

In November 1997, the company entered into a new revolving credit facility agreement and a 364-day lines of credit agreement. The $400 million five-year revolving credit facility agreement, available to the company, replaces the existing $1.1 billion five-year competitive advance and revolving credit facility agreement entered into in 1994. The 364-day lines of credit agreement, available to the company and WRECO, provides for borrowings of up to $400 million. It replaces existing short-term bank lines of credit that provided for borrowings up to the amount of $327.5 million at September 28, 1997.

Other Items

During the quarter, the company and Nippon Paper Industries Co., Ltd. announced the signing of a memorandum of understanding restructuring their North Pacific Paper Corporation (NORPAC) joint venture. Under the agreement, the company and Nippon Paper each will own 50 percent of NORPAC. The company currently owns 80 percent of the joint venture with Nippon Paper holding the remaining 20 percent interest. Marketing responsibilities are unchanged. The agreement is subject to several contingencies, including approvals by the respective boards. The company expects this transaction to have a material effect on its cash flow in the quarter in which it closes.

Weyerhaeuser Company
-21-


Weyerhaeuser, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem over the next two years. The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g., DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The company has embarked on a comprehensive approach to identify where this problem may occur in its information technology, manufacturing and facilities systems. The company plans to modify or replace its affected systems in a manner that will minimize any detrimental effects on operations. While it is not possible, at present, to quantify the overall cost of this work, the company presently believes that the ultimate outcome resulting from this work will not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period such costs could have a material effect on results of operations.


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

Part II.    Other Information

Item 1. Legal Proceedings

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint contended that the company overpaid federal income taxes in 1977 through 1983. The alleged overpayments resulted from the disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of approximately $10 million, plus statutory interest. In September 1994, the United States Court of Federal Claims (successor to the United States Claims Court) issued an opinion on the casualty loss issues which resulted in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. Both the company and the government appealed the decision. On August 2, 1996, the Court of Appeals for the Federal Circuit issued its opinion on the remaining timber casualty loss issues, ruling in favor of the company on both the company's appeal and the government's appeal. The United States Supreme Court denied the government's request for certiorari on January 21, 1997. On October 23, 1997, the United States Court of Federal Claims entered a judgment in favor of the company for refund of taxes in the amount of $9 million plus statutory interest. The company has received a partial refund of $7 million in tax plus statutory interest.

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

The company conducted a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with federal
Prevention of Significant Deterioration (PSD) regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. At the Cosmopolis, Washington, Columbus, Mississippi, and Flint River, Georgia, facilities, the state regulatory agencies agreed with the company's conclusions regarding the status of each facility. For the Cosmopolis facility, the Washington Department of Ecology agreed the changes made at the facility did not require PSD review. For the Columbus and Flint River facilities, the states concluded the original PSD permits issued to the facilities require updating. The company will update emissions data for the Columbus and Flint River facilities as part of the Title V permitting process. No penalties were assessed for the issues identified at Columbus and Flint River. Agreements resolving the alleged PSD issues have been reached with the states of Washington, Oklahoma and North Carolina, as noted below. No issues were identified at the company's Rothschild, Wisconsin, facility. In April 1995, EPA Region X issued a Notice of Violation (NOV) to the company and to North Pacific Paper Corporation

Weyerhaeuser Company
-22-


PART II


Item 1.  Legal Proceedings - Continued
--------------------------------------

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

In November 1996, an action was filed against the company in Superior Court for King County, Washington, on behalf of a purported class of all individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1980. The action alleges the company has manufactured and distributed defective hardboard siding and has breached express warranties and consumer protection statutes in its sale of hardboard siding. The action seeks compensatory damages, including prejudgment interest, and seeks damages for the cost of replacing siding that rots subsequent to the entry of any judgment. In January 1997, an action was filed, also in Superior

Weyerhaeuser Company
-23-


PART II


Item 1.  Legal Proceedings - Continued
--------------------------------------

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

Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

(b) The registrant filed reports on Form 8-K dated January 22, February 24, April 15, May 23, June 19, July 1, July 9, July 11, July 17, September 4, and October 15, 1997, reporting information under Item 5, Other Events.