Form 10-K
period 1997-12-28
WEYERHAEUSER CO
filed 1998-03-13
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                                 FORM 10-K

                  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For  the fiscal year ended December 28, 1997 or

                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from ______ to ________



                       Commission File Number 1-4825

                           WEYERHAEUSER COMPANY



   A Washington Corporation              (IRS Employer Identification
                                          No. 91-0470860)

                         Tacoma, Washington  98477
                         Telephone (253) 924-2345

        Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange on
Title of Each Class                           Which Registered
-------------------------------           --------------------------
Common Shares ($1.25 par value)           Chicago Stock Exchange
                                          New York Stock Exchange
                                          Pacific Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

As of February 27, 1998, 198,568,139 shares of the registrant's common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $9,915,996,441.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 28, 1997 are incorporated by reference into Parts I, II and IV.

Portions of the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III.

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
          Schedule II   Valuation and  Qualifying  Accounts       18


Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business
-----------------

Weyerhaeuser Company (the company) was incorporated in the state of Washington in January 1900 as Weyerhaeuser Timber Company. It is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, real estate
development   and construction,  and  other  real   estate   related
activities. Its business segments are timberlands and wood products; pulp, paper and packaging; and real estate and related assets.

Information with respect to the description and general development of the company's business, included on pages 30 through 34, Description of the Business of the Company, contained in the company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Financial information with respect to industry segments, included in Note 19 of Notes to Financial Statements contained in the company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands and Wood Products

The company is engaged in the management of 5.2 million acres of company-owned and .2 million acres of leased commercial forestland in the United States (60% in the South and 40% in the Pacific Northwest), most of it highly productive and located extremely well to serve both domestic and
international markets.  The company has,  additionally, long-term   license
arrangements in Canada covering approximately 23.7 million acres (of which 16.5 million acres are considered to be productive forestland). The combined total timber inventory on these U.S. and Canadian lands is approximately 273 million cunits (a cunit is 100 cubic feet of solid wood), of which approximately 75% is softwood species. The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. To sustain the timber supply from its fee timberlands, the
company  is  engaged  in extensive   planting,   suppression   of
nonmerchantable    species, precommercial  and commercial thinning,
fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

                    Inventory    Thousands of Acres at December 28, 1997
                    ---------  -------------------------------------------
                     Millions      Fee      Long-term    License
                    of Cunits  Ownership     Leases   Arrangements   Total
                    ---------  ---------    --------- ------------ -------
Geographic Area

United States
   West                 57        2,048         --         --       2,048
   South                36        3,123        237         --       3,360
                    ---------  ---------    --------- ------------ -------
Total United States     93        5,171        237         --       5,408
                    ---------  ---------    --------- ------------ -------

Canada
   Alberta              91           --         --       7,453      7,453
   British Columbia     10            38        --       3,800      3,838
   Saskatchewan         79            --        --      12,462     12,462
                    ---------  ---------    --------- ------------ -------
Total Canada           180            38        --      23,715     23,753
                    ---------  ---------    --------- ------------ -------
TOTAL                  273         5,209       237      23,715     29,161
                    =========  =========    ========= ============ =======


                                                     Thousands of Acres
                   Thousands of Acres  Millions of -----------------------
                   ------------------   Seedlings  Stocking
                   Harvested  Planted    Planted    Control  Fertilization
                   ---------  -------  ----------- --------- -------------
1997 Activity
West                   35.6     32.3        17.2      5.3        73.2
South                  55.2     55.4        31.2       --       200.0
                   ---------  -------  ----------- --------- -------------
Total United States    90.8     87.7        48.4       5.3      273.2
                   =========  =======  =========== ========= =============

                                     3

Weyerhaeuser Company and Subsidiaries

PART I



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

Sales volumes by major product class are as follows (millions):

                                         1997   1996   1995   1994   1993
                                        ------ ------ ------ ------ ------
Raw materials - cubic ft.                  584    577    535    564    547
Softwood lumber - board ft.              4,869  4,745  4,515  4,402  4,230
Softwood plywood and veneer -
 sq. ft. (3/8")                          2,042  2,172  2,324  2,685  2,435
Composite panels - sq. ft. (3/4")          551    604    648    660    626
Oriented strand board -
 sq. ft. (3/8")                          2,462  2,083  1,931  1,803  1,672
Hardboard - sq. ft. (7/16")                 --    193    201    167    140
Hardwood lumber - board ft.                362    349    293    254    240
Engineered wood products - lineal ft.      137    116    128     71     47
Hardwood doors (thousands)                 730    652    648    617    556


Selected product prices:

                                         1997   1996   1995   1994   1993
                                        ------ ------ ------ ------ ------
Export logs (#2 sawlog-bark on) -$/MBF
  Cascade - Douglas fir                 $1,065 $1,330 $1,365 $1,168 $1,224
  Coastal - Hemlock                        628    611    750    804    831
  Coastal - Douglas fir                    981  1,246  1,217  1,085  1,104

Lumber (common) - $/MBF
  2x4 Douglas fir (kiln dried)             418    422    332    408    418
  2x4 Douglas fir (green)                  381    386    308    364    383
  2x4 Southern yellow pine
    (kiln dried)                           453    422    364    419    397
  2x4 Spruce-pine-fir (kiln dried)         354    351    251    343    334

Plywood (1/2" CDX) - $/MSF
  West                                     312    307    331    334    321
  South                                    261    256    301    298    282

Oriented strand board (7/16"-24/16)
  North Central price - $/MSF              142    184    245    265    236

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

Sales volumes by major product class are as follows (thousands):

                                    1997    1996    1995    1994    1993
                                   ------  ------  ------  ------  ------
Pulp - air-dry metric tons          1,982   1,868   2,060   2,068   1,886
Newsprint - metric tons               684     629     663     638     609
Paper - tons                        1,146   1,007   1,006     998     990
Paperboard - tons                     243     205     230     201     222
Containerboard - tons                 389     346     259     254     290
Packaging - MSF                    44,508  42,323  34,342  34,483  31,386
Recycling - tons                    2,229   2,011   1,467     985     851

Selected product prices (per ton):

                                         1997   1996   1995   1994   1993
                                        ------ ------ ------ ------ ------
Pulp - NBKP-air-dry metric-U.S.         $ 566  $ 579  $ 883  $ 566  $ 445
Newsprint - metric-West Coast U.S.        550    636    662    460    435
Paper - uncoated free sheet-U.S.          740    745    946    617    627
Linerboard - 42 lb.-Eastern U.S.          326    367     505   367    295
Recycling - old corrugated containers      76     53     128    78     27
Recycling - old newsprint                  15     18      99    46     16

Weyerhaeuser Company and Subsidiaries

PART I



Item 1.  Business - Continued
-----------------------------

Real Estate and Related Assets

The company's real estate and related assets businesses are principally engaged in real estate development and construction through the company's real estate subsidiary, Weyerhaeuser Real Estate Company, and in other real estate related activities through the company's financial services subsidiary, Weyerhaeuser Financial Services, Inc. Development and construction consists of developing single-family housing and residential lots for sale, including the development of master-planned communities.

In May 1997, the company's wholly owned subsidiary, Weyerhaeuser Mortgage Company (WMC), was sold. WMC was the principal business within the financial services segment. GNA Corporation, a subsidiary that specialized in the sale of life insurance annuities and mutual funds to the customers of financial institutions, was sold in April 1993.

With the sale of WMC, the financial services segment is no longer material to the results of the company. Beginning with the third quarter, the remaining real estate activities in financial services have been combined with real estate into one segment entitled real estate and related assets.


Volume information:

                                    1997    1996    1995    1994    1993
                                   ------  ------  ------  ------  ------
Units sold:
  Single-family units (1)           2,914   2,773    3,114   3,934  3,879
  Multi-family units (1)              324     234      117     475  1,141
  Lots (1)                          1,988   2,522    1,628   2,157  1,372
  Commercial space
   (thousand sq. ft.)                 615     569      --      389     88


Amounts in millions
  Loan servicing portfolio         $  --   $4,354  $10,952 $11,300 $8,400
  Single-family loan originations  $1,168  $3,436  $ 2,196 $ 2,763 $4,405


(1) Includes one-half of joint venture sales.

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties
-------------------

Timberlands and Wood Products

Facilities and annual production are summarized by major product class as follows (millions):

                                Number
                   Production     of
                    Capacity  Facilities  1997   1996   1995   1994   1993
                   ---------- ---------- -----  -----  -----  -----  -----
Logs - cubic ft.       --         --       995    912    914    671    673
Softwood lumber -
 board ft.           3,790        27     3,992  3,701  3,419  3,249  3,135
Softwood plywood
 and veneer -
 sq. ft. (3/8")      1,008         5     1,092  1,243  1,292  1,249  1,188
Composite panels -
 sq. ft. (3/4")        600         5       478    535    583    594    564
Oriented strand
 board - sq. ft.
 (3/8")              2,195         6     2,041  1,687  1,654  1,568  1,443
Hardboard - sq. ft.
 (7/16")                --        --        --     86    124    122    120
Hardwood lumber -
 board ft.             413         12      345    333    278    229    221
Hardwood doors
 (thousands)           850          1      740    646    643    597    522


Principal manufacturing facilities are located as follows:

Softwood lumber and plywood           Hardwood lumber
Alabama, Arkansas, Georgia,           Arkansas, Michigan, Oklahoma,
Louisiana, Mississippi,               Oregon, Pennsylvania,
North Carolina, Oklahoma, Oregon,     Washington and Wisconsin
Washington and Alberta,
British Columbia and                  Hardwood doors
Saskatchewan, Canada                  Wisconsin

Composite panels
Georgia, North Carolina, Oregon
and Wisconsin

Oriented strand board
Michigan, North Carolina,
West Virginia and Alberta, Canada

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties - Continued
-------------------------------

Pulp, Paper and Packaging

Facilities and annual production are summarized by major product class as follows (thousands):

                               Number
                  Production     of
                   Capacity  Facilities  1997   1996   1995   1994   1993
                  ---------- ---------- ------ ------ ------ ------ ------
Pulp - air-dry
 metric tons         2,180       8       2,063  2,004  2,159  2,041  2,096
Newsprint - metric
 tons                  715       1         704    631    687    651    618
Paper - tons         1,126       5       1,128  1,034  1,060    982  1,007
Paperboard - tons      230       1         231    206    229    189    217
Containerboard -
 tons                2,480       4       2,381  2,331  2,329  2,357  2,269
Packaging - MSF     50,000      46      46,488 44,471 36,041 36,020 32,795
Recycling - tons        --      28       3,655  3,428  2,754  2,042  1,847


Principal manufacturing facilities are located as follows:

Pulp                                 Containerboard
Georgia, Mississippi, North          North Carolina, Oklahoma and Oregon
Carolina, Washington and Alberta,
British Columbia and                 Packaging
Saskatchewan, Canada                 Arizona,  California,  Colorado,
                                     Connecticut,  Florida, Georgia,
Newsprint                            Hawaii, Illinois, Indiana, Iowa,
Washington                           Kentucky,   Maryland,  Michigan,
                                     Minnesota, Mississippi, Missouri,
Paper                                Nebraska, New  Jersey, New York,
Mississippi, North Carolina,         North Carolina, Ohio, Oregon,
Washington, Wisconsin and            Tennessee, Texas, Virginia,
Saskatchewan, Canada                 Washington and Wisconsin

Paperboard                           Recycling
Washington                           Arizona,  California,  Colorado,
                                     Georgia, Illinois, Iowa, Kansas,
                                     Maryland,  Minnesota,  Nebraska,
                                     North Carolina, Oklahoma, Oregon,
                                     Tennessee, Texas,  Utah, Virginia,
                                     Washington and  West Virginia

                                     Chemicals
                                     Georgia,   Mississippi, North
                                     Carolina,  Oklahoma, Oregon  and
                                     Washington

Weyerhaeuser Company and Subsidiaries

PART I



Item 2.  Properties - Continued
-------------------------------

Real Estate and Related Assets

Single-family housing                   Commercial development
California, Maryland, Nevada,           California, Florida, Maryland
Texas, Virginia and Washington          and Washington

Residential land development            Real estate investments
Arkansas,  California,  Florida,        Arizona, California, Colorado,
Georgia, Maryland, Nevada, North        Nevada, Oregon and Washington
Carolina, Texas, Virginia and
Washington

Mortgage securities
California

Weyerhaeuser Company and Subsidiaries

PART I



Item 3.  Legal Proceedings
--------------------------

Trial began in May 1992 in a federal income tax refund case that the company filed in July 1989 in the United States Claims Court. The complaint contended that the company overpaid federal income taxes in 1977
through  1983.   The  alleged  overpayments  resulted  from  the
disallowance of certain timber casualty losses and certain deductions claimed by the company arising from export transactions. The refund sought was approximately $29 million, plus statutory interest from the dates of the alleged overpayments. The company settled the portion of the case relating to export transactions and received a tax refund of
approximately  $10  million, plus statutory  interest.   In  September
1994, the United States Court of Federal Claims (successor to the United States Claims Court) issued an opinion on the casualty loss issues which resulted in the allowance of additional tax refunds of approximately $2 million, plus statutory interest. Both the company and the government appealed the decision. On August 2, 1996, the Court of Appeals for the Federal Circuit issued its opinion on the remaining timber casualty loss issues, ruling in favor of the company on both the company's appeal and the government's appeal. The United States Supreme Court denied the government's request for certiorari on January 21, 1997. On October 23, 1997, the United States Court of Federal Claims entered a judgment in favor of the company for refund of taxes in the amount of $9 million plus statutory interest. The company has received a partial refund of $7 million in tax plus statutory interest. The government filed an appeal on the remaining $2 million tax refund plus statutory interest, but such appeal was withdrawn in January 1998. The remaining refund is being processed by the government.

On March 6, 1992, the company filed a complaint in the Superior Court for King County, Washington, against a number of insurance companies. The complaint sought a declaratory judgment that the insurance companies were obligated to defend the company and to pay, on the company's behalf, certain claims relating to alleged environmental damage from toxic substances to sites owned by third parties and the company. The company subsequently agreed to settlements with all but one of the defendants. The remaining defendant provided first layer excess coverage
during  a  three  year  period.   That  defendant's liability  on  groups
of sites is being tried in three phases. Two trials against the remaining defendant, affecting nine sites, began in October 1994 and February 1996, respectively, and resulted in verdicts assigning 100 percent clean-up responsibility to the defendant on three sites, partial responsibility on three others and a finding of no liability as to the remaining three. With respect to the remaining sites, a voluntary dismissal was taken on 6 sites, and on the final 10 sites the defendant's offer of judgment was accepted in June 1997. Final judgment for $7.8 million on the sites covered by the two trials was received on December 19, 1997.

The  company  conducted  a  review of its  10  major  pulp  and  paper
facilities  to  evaluate  the  facilities'  compliance  with   federal
Prevention of Significant Deterioration (PSD) regulations. The results of the reviews were disclosed to seven state agencies and the
Environmental Protection Agency (EPA) during 1994 and  1995.   At  the
Cosmopolis,  Washington,  Columbus,  Mississippi,  and  Flint   River,
Georgia, facilities, the state regulatory agencies agreed with the company's conclusions regarding the status of each facility. For the Cosmopolis facility, the Washington Department of Ecology agreed the
changes  made  at  the facility did not require PSD review.   For  the
Columbus and Flint River facilities, the states concluded the original PSD permits issued to the facilities require updating. The company will update emissions data for the Columbus and Flint River facilities as part of the Title V permitting process. No penalties were assessed for the
issues  identified at Columbus and Flint River.   Agreements resolving the
alleged PSD issues have been reached with the states  of Washington,
Oklahoma and North Carolina, as noted below.   No  issues were identified
at the company's Rothschild, Wisconsin, facility. In April 1995, EPA Region X issued a Notice of Violation (NOV) to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the
company currently has a 50  percent  ownership interest.   The  NOV
addresses alleged PSD violations at NORPAC's Longview, Washington, newsprint manufacturing facility. A settlement resolving alleged PSD issues at the Longview/NORPAC complex was reached with the State of
Washington on January 26, 1996. On November 14, 1995, the company entered into a settlement with the State of Oklahoma to resolve alleged
PSD violations at the company's Valliant,   Oklahoma,  containerboard
manufacturing facility. The company also entered into Special Orders by Consent with the State of North Carolina to resolve alleged PSD issues at the New Bern, North Carolina, pulp mill and the Plymouth, North
Carolina, pulp and  paper complex.    No  decision  has been  made by the
Lane County Oregon Regional Air Pollution Control Authority concerning alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility.

Weyerhaeuser Company and Subsidiaries

PART I



Item 3.  Legal Proceedings - Continued
--------------------------------------

The Washington Department of Ecology issued a $10 thousand penalty to the company because of three accidental chlorine releases which occurred at the company's pulp mill in Longview on March 18, 1996, which has been paid. The EPA is also investigating.

The Washington Department of Ecology has issued a NOV and a $40 thousand penalty because of an accidental spill of an estimated 8,700 gallons of crude sulfate turpentine on January 27, 1997, at the
company's  pulp  and paper operations in Longview.   The  penalty  was
paid. The EPA investigated the January incident. EPA and the company are negotiating a possible settlement of an EPA enforcement action.

On June 20, 1996, the Wisconsin Department of Natural Resources (WDNR) issued a NOV for alleged air violations at the Marshfield, Wisconsin, wood products manufacturing facility. No penalty was assessed in the NOV. The NOV was referred to the Wisconsin Department of Justice (WDOJ) for enforcement action on July 2, 1996. The company settled with WDNR in September 1997 and paid a $65 thousand penalty.

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

In  November 1996, an action was filed against the company in Superior
Court for King County, Washington, on behalf of a purported class of all individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1980. The action alleges the company has manufactured and distributed  defective hardboard siding and has breached  express warranties and consumer protection statutes in its sale of hardboard siding. The action seeks compensatory damages, including prejudgment interest, and seeks damages for the cost of replacing siding that rots subsequent to the entry of any judgment. In January 1997, an action was filed, also in Superior Court for King County, Washington, on behalf of  a  purported  class  of all individuals,  proprietorships, partnerships, corporations, and other business entities in the  United
States on whose homes, condominiums, apartment complexes or commercial buildings hardboard siding manufactured by the company has been
installed.   The action alleges the company has breached  express  and
implied warranties in its sale of hardboard siding and also has violated the Consumer Protection Act of the State of Washington. The
action seeks damages, prejudgment interest, costs and reasonable attorney fees. In December 1997, the two cases were consolidated for the purpose of discovery and resolution of the class certification issue.
Also, in December 1997, the plaintiffs in the first of the two cases  filed a motion to change the trial date and for leave  to move for  class
certification.  In January 1998,  the  court  denied  this motion.   This
case was settled for approximately $11 thousand and dismissed in March
1998. The second case is currently set for trial in May 1998 without class certification. The company is a defendant in approximately eighteen other hardboard siding cases, two of which purport to be class actions on behalf of purchasers of single- or multi-family residences that contain the company's hardboard siding, one in Nebraska and one in Iowa.

On August 7, 1997, the company entered a plea of guilty to a misdemeanor violation of the Migratory Bird Treaty Act in the U.S.
District  Court,  Western  District of  Washington,  at  Tacoma.   The
misdemeanor violation involved the accidental poisoning of a hawk and an owl in the course of starling pest control at the company's Longview, Washington, pulp mill. The company and the Department of Justice agreed to a disposition of the misdemeanor which involved an undertaking by the company to conduct a starling control research project at its Longview mill.

In December 1997, the Oklahoma Department of Environmental Quality issued a NOV for alleged failure to comply with audit requirements for a bark boiler at the company's Valliant, Oklahoma, containerboard manufacturing facility. No penalty was specified.

Weyerhaueser Company and Subsidiaries

PART I



Item 3.  Legal Proceedings - Continued
--------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 1997.

Weyerhaeuser Company and Subsidiaries

PART II



Item  5.   Market  Price of and Dividends on the  Registrant's  Common
----------------------------------------------------------------------
Equity and Related Stockholder Matters
--------------------------------------

Information with respect to market information, stockholders and dividends included in Notes 20 and 21 of Notes to Financial Statements in the company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

Information with respect to selected financial data included in Note 21 of Notes to Financial Statements in the company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item  7.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Information with respect to Management's Discussion and Analysis included on pages 1 and 18-40 contained in the company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Information
-----------------------------------------------------------

Financial statements and supplementary information, contained in the company's 1997 Annual Report to Shareholders are incorporated herein by reference:

                                                        Page(s) in
                                                       Annual Report
                                                            to
                                                       Shareholders
                                                       -------------
   Report of Independent Public Accountants                 40
   Consolidated Statement of Earnings                       41
   Consolidated Balance Sheet                           42, 43
   Consolidated Statement of Cash Flows                 44, 45
   Consolidated Statement of Shareholders' Interest         46
   Notes to Financial Statements                         47-65
   Selected Quarterly Financial Information (Unaudited)     63

Item  9.   Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries

PART III



Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information with respect to Directors of the company included on pages 1 through 4 of the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 9, 1998 is incorporated herein by reference.

The executive officers of the company are as follows:


     Name                   Title                 Age
---------------------  -------------------------  ---
William R. Corbin      Executive Vice President   56
Richard C. Gozon       Executive Vice President   59
Steven R. Hill         Senior Vice President      50
Mack L. Hogans         Senior Vice President      49
Norman E. Johnson      Senior Vice President      64
Thomas M. Luthy        Senior Vice President      60
Steven R. Rogel        President                  55
William C. Stivers     Senior Vice President      59

Item 11.  Executive Compensation
--------------------------------

Information with respect to executive compensation included on pages 5 through 16 of the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 9, 1998 is incorporated herein by reference.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
----------------------------------------------------------------------
Management
----------

Information with respect to security ownership of certain beneficial owners and management included on pages 5 and 6 of the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 9, 1998 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information with respect to certain relationships and related transactions included on pages 20 and 21 of the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 9, 1998 is incorporated herein by reference.

Weyerhaeuser Company and Subsidiaries

PART IV



Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

Financial Statements

The consolidated financial statements of the company, together with the report of independent public accountants, contained in the company's 1997 Annual Report to Shareholders, are incorporated in Part II, Item 8 of this Form 10-K by reference.


                                                           Page Number(s)
Financial Statement Schedules                               in Form 10-K
                                                           -------------
Report  of  Independent  Public Accountants  on  Financial
Statement Schedules                                               17

Schedule II - Valuation and Qualifying Accounts                   18


All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the company's 1997 Annual Report to Shareholders and incorporated herein by reference.

Exhibits:

       3  -  (i)   Articles of Incorporation
             (ii)  Bylaws
      10  -  Material Contracts
             (a) Agreement with N. E. Johnson (incorporated by reference to 1992 Form 10-K filed with the Securities and Exchange Commission on March 12, 1993-Commission File Number 1-4825)
             (b) Agreement with W. R. Corbin (incorporated by reference to
                 1992 Form 10-K filed with the Securities and Exchange Commission on March 12, 1993-Commission File Number 1-4825)
             (c) Agreement with R. C. Gozon (incorporated  by reference to
                 1995 Form 10-K filed with the Securities and Exchange Commission on March 15, 1996-Commission File Number 1-4825)
             (d) Agreement with S. R. Rogel
     11   -  Statement Re: Computation of Per Share Earnings
                (incorporated  by  reference  to  Note  2  of  the   1997
                Weyerhaeuser Company Annual Report to Shareholders)
     13   -  Portions of the 1997 Weyerhaeuser Company Annual
             Report  to  Shareholders  specifically  incorporated   by
             reference herein
     22   -  Subsidiaries of the Registrant
     23   -  Consent of Independent Public Accountants
     27   -  Financial Data Schedules

Reports on Form 8-K

The   registrant  filed  reports  on  Form  8-K  dated   January   22,
February 24, April 15, May 23, June 19, July 1, July 9, July 11, July 17, September 4, and October 15, 1997 and January 23, 1998, respectively, reporting information under Item 5, Other Events.

Weyerhaeuser Company and Subsidiaries

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 1998.


                           Weyerhaeuser Company


                            /s/ Steven R. Rogel
                           ---------------------
                             Steven R. Rogel
                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 13, 1998.

/s/ Steven R. Rogel                  /s/ P. M. Hawley
------------------------------       ---------------------------
Steven R. Rogel                      Philip M. Hawley
President, Principal Executive       Director
Officer and Director
                                     /s/ Martha R. Ingram
                                     ---------------------------
/s/ George H. Weyerhaeuser           Martha R. Ingram
------------------------------       Director
George H. Weyerhaeuser
Chairman of the Board and            /s/ John Kieckhefer
Director                             ---------------------------
                                     John I. Kieckhefer
/s/ William C. Stivers               Director
------------------------------
William C. Stivers                   /s/Donald F. Mazankowski
Principal Financial Officer          ---------------------------
                                     Donald F. Mazankowski
/s/ Kenneth J. Stancato              Director
------------------------------
Kenneth J. Stancato                  /s/ William D. Ruckelshaus
Principal Accounting Officer         ---------------------------
                                     William D. Ruckelshaus
/s/ John W. Creighton, Jr.           Director
------------------------------
John W. Creighton, Jr.               /s/ Richard H. Sinkfield
Director                             ----------------------------
                                     Richard H. Sinkfield
/s/ W. John Driscoll                 Director
------------------------------
W. John Driscoll                     /s/ James N. Sullivan
Director                             ----------------------------
                                     James N. Sullivan
                                     Director

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES



Report  of  Independent  Public  Accountants  on  Financial  Statement
Schedules

To Weyerhaeuser Company:

We  have  audited  in  accordance with generally  accepted  auditing
standards,   the  financial  statements  included  in   Weyerhaeuser
Company's annual report to shareholders incorporated by reference in this
Form   10-K,  and  have  issued  our  report  thereon   dated February 11,
1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 15 is the responsibility of the company's management and is presented for purposes of
complying with the Securities and Exchange Commission's   rules  and  is
not  part  of  the  basic   financial statements.   This  schedule  has
been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP
Seattle, Washington,
February 11, 1998

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES




Schedule II - Valuation
and Qualifying Accounts
For the three years ended
December 28, 1997
Dollar amounts in millions
                                                   Deductions
                           Balance at                from/       Balance at
                           Beginning    Charged   Additions (to)   End of
Description                of Period   to Income     Reserve       Period
-----------                ----------  ---------  -------------- ----------
Weyerhaeuser

Reserve deducted from
 related  asset accounts:
Doubtful accounts -
 Accounts receivable
  1997                    $     7     $      5    $      6      $      6
                          ==========  ==========  ============= ==========
  1996                    $     9     $      4    $      6      $      7
                          ==========  ==========  ============= ==========
  1995                    $    10     $      2    $      3      $      9
                          ==========  ==========  ============= ==========


Real Estate and Related
 Assets

Reserves and allowances
 deducted from related
 asset accounts:
Receivables
  1997                    $     9     $     --    $      3      $      6
                          ==========  ==========  ============= ==========
  1996                    $     7     $      3    $      1      $      9
                          ==========  ==========  ============= ==========
  1995                    $     4     $      1    $     (2)(1)  $      7
                          ==========  ==========  ============= ==========

Mortgage-related
 financial
 instruments
  1997                    $     7     $     13    $     (7)(2)  $     27
                          ==========  ==========  ============= ==========
  1996                    $     2     $     --    $     (5)(2)  $      7
                          ==========  ==========  ============= ==========
  1995                    $     8     $     --    $      6      $      2
                          ==========  ==========  ============= ==========

Investment in and
 advances to joint
 ventures and
 limited partnerships
  1997                    $    27     $     --    $     21      $      6
                          ==========  ==========  ============= ==========
  1996                    $    38     $     --    $     11      $     27
                          ==========  ==========  ============= ==========
  1995                    $    49     $     --    $     11      $     38
                          ==========  ==========  ============= ==========

(1) Includes allowances transferred in on partnership notes that were consolidated.

(2)  Includes allowances transferred in from other liabilities.


Weyerhaeuser Company and Subsidiaries

Exhibits Index



Exhibits:

       3  -  (i)   Articles of Incorporation
             (ii)  Bylaws
      10  -  Material Contracts
             (a) Agreement with N. E. Johnson (incorporated by reference to 1992 Form 10-K filed with the Securities and Exchange Commission on March 12, 1993-Commission File Number 1-4825)
             (b) Agreement with W. R. Corbin (incorporated by reference to
                 1992 Form 10-K filed with the Securities and Exchange Commission on March 12, 1993-Commission File Number 1-4825)
             (c) Agreement with R. C. Gozon (incorporated  by reference to
                 1995 Form 10-K filed with the Securities and Exchange Commission on March 15, 1996-Commission File Number 1-4825)
             (d) Agreement with S. R. Rogel
     11   -  Statement Re: Computation of Per Share Earnings
                (incorporated  by  reference  to  Note  2  of  the   1997
                Weyerhaeuser Company Annual Report to Shareholders)
     13   -  Portions of the 1997 Weyerhaeuser Company Annual
             Report  to  Shareholders  specifically  incorporated   by
             reference herein
     22   -  Subsidiaries of the Registrant
     23   -  Consent of Independent Public Accountants
     27   -  Financial Data Schedules

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant




                                                             Percentage
                                             State or       Ownership of
                                            Country of       Immediate
          Name                            Incorporation        Parent
          ----                            ----------------- -------------
Columbia & Cowlitz Railway Company         Washington            100%
DeQueen and Eastern Railroad Company       Arkansas              100
Dynetherm, Inc.                            Alabama               100
Fisher Lumber Company                      California            100
Golden Triangle Railroad                   Mississippi           100
Green Arrow Motor Express Company          Delaware              100
Gryphon Asset Management, Inc.             Delaware              100
J.H. Hamlen & Son, Inc.                    Arkansas              100
Mississippi & Skuna Valley Railroad
 Company                                   Mississippi           100
Mountain Tree Farm Company                 Washington             50
North Pacific Paper Corporation            Delaware               50
  NORPAC Sales Corporation                 Guam                  100
Norpac Resources Inc.                      Delaware              100
Pacific Veneer, Ltd.                       Washington             90
SCA Weyerhaeuser Packaging Holding Company British Virgin
 Asia Limited                               Islands               50
Texas, Oklahoma & Eastern Railroad Company Oklahoma              100
United Structures, Inc.                    California            100
Westwood Shipping Lines, Inc.              Washington            100
Weycomp Claims Management Service, Inc.    Texas                 100
Weyerhaeuser Company of Nevada             Nevada                100
Weyerhaeuser Construction Company          Washington            100
Weyerhaeuser Financial Services, Inc.      Delaware              100
  CMO Finance Corp.                        Nevada                100
    MJ Finance Corporation                 California            100
  Mortgage Securities III Corporation      Nevada                100
  R4 Participant Corporation               Nevada                100
  ver Bes' Insurance Company               Vermont               100
    de Bes' Insurance Ltd.                 Bermuda               100
  Weyerhaeuser Financial Investments, Inc. Nevada                100
    Abfall Finance Corp.                   California            100
    Brookview, Inc.                        Nevada                100
    The Giddings Mortgage Investment
     Company                               California            100
    Gudig Abfall, Inc.                     California            100
    Kachura Finance Corp.                  California            100
    McGNT Finance Corp.                    California            100
    Pass-Through Finance Corp.             California            100

                                     1

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued


                                                              Percentage
                                             State or        Ownership of
                                            Country of        Immediate
          Name                            Incorporation         Parent
          ----                            ----------------- -------------
    RFS Finance Corp.                      California            100%
    Trimark Development Company            California            100
      Trimark Realty Advisors, Inc.        California            100
    WFI Servicing Company                  Nevada                100
    Woodland Hills Properties-W., Inc.     Nevada                100
      Monthill, Inc.                       California            100
    WVC II, Inc.                           Nevada                100
  Weyerhaeuser Venture Company             Nevada                100
    Las Positas Land Co.                   California            100
    WAMCO, Inc.                            Nevada                100
    Weyerhaeuser Realty Investors, Inc.    Washington            100
Weyerhaeuser Forestlands International,
 Inc.                                      Washington            100
Weyerhaeuser International, Inc.           Washington            100
  Weyerhaeuser Canada Ltd.                 Canada                100
    Weyerhaeuser Barbados SRL              Barbados              100
      Marlborough Capital Corp. SRL        Barbados              100
    Weyerhaeuser (BVI) Ltd.                British Virgin
                                             Islands             100
      Weyerhaeuser New Zealand
       Holdings, Inc.                      New Zealand           100
        Nelson Forest Products Company     New Zealand           100
        Weyerhaeuser New Zealand, Inc.     New Zealand           100
    Weyerhaeuser de Mexico, S.A. de C.V.   Mexico                100
    Weyerhaeuser Saskatchewan Ltd.         Canada                100
  Weyerhaeuser China, Ltd.                 Washington            100
  Weyerhaeuser GMBH                        Germany               100
  Weyerhaeuser (Asia) Limited              Hong Kong             100
  Weyerhaeuser Italia, S.r.l.              Italy                 100
  Weyerhaeuser Japan Ltd.                  Japan & Delaware      100
  Weyerhaeuser Korea Ltd.                  Korea                 100
  Weyerhaeuser, S.A.                       Panama                100
  Weyerhaeuser Taiwan Ltd.                 Delaware              100
Weyerhaeuser International Sales Corp.     Guam                  100
Weyerhaeuser (Mexico) Inc.                 Washington            100
Weyerhaeuser Midwest, Inc.                 Washington            100
Weyerhaeuser Overseas Finance Co.          Delaware              100
  Weyerhaeuser International
   Finance Company                         Delaware              100
    Weyerhaeuser Company Nova Scotia       Canada                100
Weyerhaeuser Raw Materials, Inc.           Delaware              100

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued




                                                              Percentage
                                             State or        Ownership of
                                            Country of        Immediate
          Name                            Incorporation         Parent
          ----                            ----------------- -------------
Weyerhaeuser Real Estate Company           Washington            100%
  Centennial Homes, Inc.                   Texas                 100
  Midway Properties, Inc.                  North Carolina        100
  Pardee Construction Company              California            100
    Marmont Realty Company                 California            100
    Pardee Construction Company
     of Nevada                             Nevada                100
    Pardee Investment Company              California            100
    Parvada, Inc.                          Nevada                100
  The Quadrant Corporation                 Washington            100
    Quadrant Real Estate Services, Inc.    Washington            100
  South Jersey Assets, Inc.                New Jersey            100
  Scarborough Constructors, Inc.           Florida               100
    Silverthorn Country Club, Inc.         Florida               100
  TMI, Inc.                                Texas                 100
  Weyerhaeuser Real Estate Company
   of Nevada                               Nevada                100
  Winchester Homes, Inc.                   Delaware              100
    SC-WHI, Inc.                           Delaware              100
Weyerhaeuser Sales Company                 Nevada                100
The Wray Company                           Arizona               100

Weyerhaeuser Company and Subsidiaries

Exhibit 23
Consent of Independent Public Accountants




As   independent  public  accountants,  we  hereby  consent   to   the
incorporation of our reports included and incorporated by reference in this
Form   10-K,  into  Weyerhaeuser  Company's  previously filed Registration
Statement No. 333-36753  on Form S-3  and Nos. 33-60527,  33-60529, 33-60521,
33-60525, 33-25928, 33-24979, 33-47392, 333-10165, 33-41414, 2-88109, 2-27929,
2-58498, 2-81463 and 333-01565 on Form S-8.



                                          ARTHUR ANDERSEN LLP


Seattle, Washington,
March 13, 1998