Form 10-Q
period 1998-03-29
WEYERHAEUSER CO
filed 1998-05-12
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the thirteen weeks ended March 29, 1998 or


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
                         Telephone (253) 924-2345

        Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
     Title of Each Class                       Which Registered
---------------------------------          -------------------------
Common Shares ($1.25 par value)            Chicago Stock Exchange
                                           New York Stock Exchange
                                           Pacific Stock Exchange




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past  90 days. Yes
_X_   No ___.

The number of shares outstanding of the registrant's class of common stock, as of May 1, 1998 was 198,976,447 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
                For the Thirteen weeks ended March 29, 1998

                                                             Page No.
                                                        -----------------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                    3
            Consolidated Balance Sheet                           4-5
            Consolidated Statement of Cash Flows                 6-7
            Notes to Financial Statements                        9-16
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         17-21

Part II.  Other Information

Item 1.   Legal Proceedings                                     21-22
Item 2.   Changes in Securities                           (not applicable)
Item 3.   Defaults upon Senior Securities                 (not applicable)
Item 4.   Submission of Matters to a Vote of
          Security Holders                                (not applicable)
Item 5.   Other Information                               (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                        22


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December
28,  1997.  Though  not  examined  by  independent   public
accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ending March 29, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

                                   WEYERHAEUSER COMPANY

                                   By  /s/ K. J. Stancato
                                   ----------------------------
                                   K. J. Stancato
                                   Duly Authorized Officer and
                                   Principal Accounting Officer

May 12, 1998

Weyerhaeuser Company
-3-


                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ---------------

                           CONSOLIDATED EARNINGS
                           For the periods ended
                     March 29, 1998 and March 30, 1997
    (Dollar amounts in millions except as noted and per share figures)
                                (Unaudited)
Thirteen weeks ended:
                                              March 29,         March 30,
                                                1998               1997
                                              ---------         ---------
Net sales and revenues:
  Weyerhaeuser                                $  2,338          $  2,394
  Real estate and related assets                   265               214
                                              ---------         ---------
Total net sales and revenues                     2,603             2,608
                                              ---------         ---------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                      1,814             1,888
     Depreciation, amortization and
      fee stumpage                                 148               161
     Selling, general and administrative
      expenses                                     164               152
     Research and development expenses              14                13
     Taxes other than payroll and income taxes      34                37
     Charge for closure or disposition of
      facilities                                    --                49
                                              ---------         ---------
                                                 2,174             2,300
                                              ---------         ---------

  Real estate and related assets:
     Costs and operating expenses                  225               153
     Depreciation and amortization                   1                 4
     Selling, general and administrative
      expenses                                      13                45
     Taxes other than payroll and income taxes       2                 2
                                              ---------         ---------
                                                   241               204
                                              ---------         ---------
Total costs and expenses                         2,415             2,504

Operating income                                   188               104

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                      67                69
     Less interest capitalized                       1                 4
     Other income (expense), net                    12                (2)
  Real estate and related assets:
     Interest expense incurred                      21                33
     Less interest capitalized                      15                18
     Other income, net                               7                11
                                              ---------         ---------
Earnings before income taxes                       135                33
Income taxes (Note 4)                               50                12
                                              ---------         ---------
Net earnings                                  $     85          $     21
                                              =========         =========

Net earnings per common share (Note 1):
  Basic and diluted                           $    .43          $    .10

Average shares outstanding (thousands)         198,747           198,516
Dilutive effect of stock options                   525               524
                                              ---------         ---------
Average shares outstanding assuming dilution   199,272           199,040
                                              =========         =========

Dividends paid per share                      $    .40          $    .40

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                                -----------
                        CONSOLIDATED BALANCE SHEET
                   March 29, 1998 and December 28, 1997
                       (Dollar amounts in millions)
                                                      March 29,  Dec. 28,
                                                        1998       1997
                                                      ---------  --------
                                                     (Unaudited)
Assets
------
Weyerhaeuser
 Current assets:
  Cash and short-term investments (Note 1)           $      30   $   100
  Receivables, less allowances                             924       913
  Inventories (Note 5)                                   1,053       983
  Prepaid expenses                                         337       298
                                                      ---------  --------
    Total current assets                                 2,344     2,294

 Property and equipment (Notes 6 and 10)                 6,342     6,974
 Construction in progress                                  264       313
 Timber and timberlands at cost, less fee
  stumpage charged to disposals                            999       996
 Investments  in and advances to equity
  affiliates (Notes 3 and 10)                              415       249
 Other assets and deferred charges                         259       245
                                                      ---------  --------
                                                        10,623    11,071
                                                      ---------  --------
Real estate and related assets
 Cash and short-term investments,
  including restricted deposits                              2        22
 Receivables, less discounts and allowances                 54        62
 Mortgage-related financial instruments, less
  discounts and allowances                                 179       173
 Real estate in process of development and for sale        579       593
 Land being processed for development                      850       845
 Investments in and advances to joint ventures
  and limited partnerships, less reserves (Note 3)         110       116
 Other assets                                              185       193
                                                      ---------  --------
                                                         1,959     2,004
                                                      ---------  --------

    Total assets                                       $12,582   $13,075
                                                      =========  ========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-

                                                      March 29,  Dec. 28,
                                                        1998       1997
                                                      ---------  --------
                                                     (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
 Current liabilities:
  Notes payable                                       $     14   $    25
  Current maturities of long-term debt                      22        17
  Accounts payable (Note 1)                                673       694
  Accrued liabilities (Note 7)                             641       648
                                                      ---------  --------
    Total current liabilities                            1,350     1,384

 Long-term debt (Note 9)                                 3,486     3,483
 Deferred income taxes (Note 10)                         1,291     1,418
 Deferred pension and other liabilities                    496       498
 Minority interest in subsidiaries (Note 10)                --       121
 Commitments and contingencies (Note 12)
                                                      ---------  --------
                                                         6,623     6,904
                                                      ---------  --------
Real estate and related assets
 Notes payable and commercial paper                        271       228
 Long-term debt (Note 9)                                   852     1,032
 Other liabilities                                         216       262
 Commitments and contingencies (Note 12)
                                                      ---------  --------
                                                         1,339     1,522
                                                      ---------  --------
    Total liabilities                                    7,962     8,426
                                                      ---------  --------

Shareholders' interest (Note 11)
 Common shares:  authorized 400,000,000 shares,
  issued 206,072,890 shares, $1.25 par value               258       258
 Other capital                                             407       407
 Retained earnings                                       4,402     4,397
 Cumulative other comprehensive (expense) (Note 2):
  Foreign currency translation adjustment                 (120)     (123)
 Treasury common shares, at cost:
  7,403,404 and 6,586,939                                 (327)     (290)
                                                      ---------  --------
    Total shareholders' interest                         4,620     4,649
                                                      ---------  --------

    Total liabilities and shareholders' interest      $ 12,582   $13,075
                                                      =========  ========


Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ---------------
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 For the thirteen week periods ended March 29, 1998 and March 30, 1997
                     (Dollar amounts in millions)
                                (Unaudited)
                                                          Consolidated
                                                      --------------------
                                                      March 29,  March 30,
                                                         1998       1997
                                                      ---------  ---------
Cash provided by (used for) operations:
 Net earnings                                         $     85   $     21
 Non-cash charges to income:
  Depreciation, amortization and fee stumpage              149        165
  Deferred income taxes, net                                28          7
  Charge for closure or disposition of facilities           --         49
 Decrease (increase) in working capital:
  Accounts receivable                                      (47)       (48)
  Inventories, real estate and land                        (84)      (133)
  Prepaid expenses                                         (39)       (14)
  Mortgage notes held for sale and mortgage loans
   receivable                                              (16)       (60)
  Accounts payable and accrued liabilities                 (53)       (73)
 (Gain) loss on disposition of assets                       (8)        11
 Loss on disposition of a business                          --          8
 Other                                                     (20)        (7)
                                                      ---------  ---------
Net cash provided by (used for) operations                  (5)       (74)
                                                      ---------  ---------

Cash provided by (used for) investing activities:
 Property and equipment                                    (73)      (109)
 Timber and timberlands                                    (12)       (20)
 Investments in and advances to equity affiliates           19         21
 Proceeds from sale of:
  Property and equipment                                    19          3
  Businesses                                                --         12
  Mortgage and investment securities                        18          6
 Restructuring the ownership of a subsidiary (Note 10)     218         --
 Intercompany advances                                      --         --
 Other                                                      --          2
                                                      ---------  ---------
Net cash provided by (used for) investing activities       189        (85)
                                                      ---------  ---------

Cash provided by (used for) financing activities:
 Issuances of debt                                           7          8
 Sale of industrial revenue bonds                           48         --
 Notes and commercial paper borrowings, net                 54        296
 Cash dividends                                            (80)       (80)
 Payments on debt                                         (255)       (57)
 Purchase of treasury common shares                        (42)        --
 Exercise of stock options                                   5          9
 Other                                                     (11)        (1)
                                                      ---------  ---------
Net cash provided by (used for) financing activities      (274)       175
                                                      ---------  ---------

Net increase (decrease) in cash and short-term
 investments                                               (90)        16
Cash and short-term investments at beginning of year       122         71
                                                      ---------  ---------
Cash and short-term investments at end of period      $     32   $     87
                                                      =========  =========

Cash paid (received) during the period for:
 Interest, net of amount capitalized                  $    112   $    120
                                                      =========  =========
 Income taxes                                         $     38   $      6
                                                      =========  =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-



                         Real Estate and
   Weyerhaeuser           Related Assets
--------------------   --------------------
March 29,  March 30,   March 29,  March 30,
   1998       1997        1998       1997
---------  ---------   ---------  ---------
$     69   $     17    $     16   $      4

     148        161           1          4
      24         --           4          7
      --         49          --         --

     (42)       (54)         (5)         6
    (101)       (80)         17        (53)
     (39)       (14)         --         --

      --         --         (16)       (60)
      (5)       (72)        (48)        (1)
      --         11          (8)        --
      --          8          --         --
     (18)       (28)         (2)        21
---------  ---------   ---------  ---------
      36         (2)        (41)       (72)
---------  ---------   ---------  ---------


     (72)      (108)         (1)        (1)
     (12)       (20)         --         --
       8         --          11         21

       4          3          15         --
      --         12          --         --
      --         --          18          6
     218         --          --         --
    (121)         6         121         (6)
     --           3          --         (1)
---------  ---------   ---------  ---------
      25       (104)        164         19
---------  ---------   ---------  ---------


       3          2           4          6
      48         --          --         --
      18        208          36         88
     (80)       (80)         --         --
     (72)       (27)       (183)       (30)
     (42)        --          --         --
       5          9          --         --
     (11)        (1)         --         --
---------  ---------   ---------  ---------
    (131)       111        (143)        64
---------  ---------   ---------  ---------


     (70)         5         (20)        11
     100         33          22         38
---------  ---------   ---------  ---------
$     30   $     38    $      2   $     49
=========  =========   =========  =========


$    106   $    104    $      6   $     16
=========  =========   =========  =========
$     (1)  $     44    $     39   $    (38)
=========  =========   =========  =========

Weyerhaeuser Company
-8-

                    This page intentionally left blank.

Weyerhaeuser Company
-9-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                           --------------------

                       NOTES TO FINANCIAL STATEMENTS
   For the thirteen week periods ended March 29, 1998 and March 30, 1997


Note 1: Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. Investments in and advances to equity affiliates which are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings. Significant intercompany transactions and accounts are eliminated.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1) Weyerhaeuser (the company), principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real estate and related assets, principally engaged in real estate development and construction and other real estate related activities.

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 .   Timberlands and wood products, which is engaged in the management of
    5.1 million acres of company-owned and .2 million acres of leased forestland in the United States and 23.7 million acres of forestland in Canada under long-term licensing arrangements and the production of a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

 .   Pulp, paper and packaging, which manufactures and sells pulp, paper, paperboard and containerboard in North American, Pacific Rim and European markets, and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncements Implemented

In the first quarter, the company has implemented Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, that establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. See Note 2.

Prospective Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following pronouncements:

 .   SFAS No. 131, Disclosure about Segments of an Enterprise and Related
    Information, that will require companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly requirements. This statement will also require entity-wide disclosure about products and services, the countries in which the company holds material assets and reports material revenues, and its significant customers. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of prior periods' comparative financial statements required; however, no interim reporting is required in the initial year. Management is evaluating the effect of this statement on reported segment information.

Weyerhaeuser Company
-10-

 .   SFAS No. 132, Employers' Disclosures about Pensions and Other
    Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, which revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when the original pronouncements were issued. This statement is effective for fiscal years beginning after December 15, 1997.

The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee has issued the following Statements of Position (SOP):

 .   SOP 98-1, Accounting for the Costs of Computer Software Developed or
    Obtained for Internal Use, which provides guidelines on the accounting for internally developed computer software. This SOP is effective for fiscal years beginning after December 15, 1998. The company believes that the future adoption of this SOP will not have a significant impact on its results of operations or financial position.

 .   SOP 98-5, Reporting on the Costs of Start-up Activities, which requires that the costs of start-up activities be expensed as incurred.  This
    SOP must be adopted in fiscal years beginning after December 15, 1998. When this SOP is adopted, the company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that remain on the balance sheet at the date the new SOP is adopted. The company believes that the future adoption of this SOP will have a significant impact on its results of operations in the period in which it is implemented; however, it cannot quantify the impact at this time.

Net Earnings Per Common Share

Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 1,371,080 shares at $51.09 per share and 150,000 shares at $53.06 per share were outstanding during the thirteen weeks ending March 29, 1998. Options to purchase 1,159,150 shares at $48.13 per share were outstanding during the thirteen weeks ending March 30, 1997. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

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

Derivatives

The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange risks. These include:

 .   Foreign exchange contracts, which are hedges for foreign denominated accounts receivable, accounts payable and short-term debt, that have gains or losses recognized at settlement date.

 .   Interest rate swaps entered into with major banks or financial institutions in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The premiums received by the company on the sale of these swaps are treated as deferred income and amortized against interest expense over the term of the agreements.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The company deals only with highly rated counterparties.

Weyerhaeuser Company
-11-

The notional amounts of these derivative financial instruments are $369 million and $492 million at March 29, 1998, and December 28, 1997, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories. LIFO inventories were $292 million and $250 million at March 29, 1998, and December 28, 1997, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $233 million and $234 million greater at March 29, 1998, and December 28, 1997, respectively.

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

Timber and Timberlands

Timber and timberlands are carried at cost less fee stumpage charged to disposals. Fee stumpage is the cost of standing timber and is charged to fee timber disposals as fee timber is harvested, lost as the result of casualty or sold. Depletion rates used to relieve timber inventory are determined with reference to the net carrying value of timber and the related volume of timber estimated to be available over the growth cycle. Timber carrying costs are expensed as incurred. The cost of timber harvested is included in the carrying values of raw material and product inventories, and in the costs of products sold as these inventories are disposed of.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $127 million and $185 million at March 29, 1998, and December 28, 1997, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Real Estate and Related Assets

With the sale of the mortgage banking business in 1997, the financial services segment is no longer material to the results of the company. Therefore, the remaining activities in financial services that are principally real estate related have been combined with real estate into one segment entitled real estate and related assets.

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

Note 2: Comprehensive Income

The company's comprehensive income is as follows:


                                                 Thirteen weeks ended
                                                 --------------------
                                                 March 29,  March 30,
Dollar amounts in millions                         1998        1997
                                                 ---------  ---------
Net income                                       $     85   $     21
Other  comprehensive income (expense),
 net of  income taxes of $(2) and $5:
  Foreign currency translation                          3         (8)
                                                 ---------  ---------
Comprehensive income                             $     88   $     13
                                                 =========  =========

Weyerhaeuser Company
-13-

Note 3: Equity Affiliates

Weyerhaeuser

The company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings. Investments carried at equity and the percentage interest owned consist of Cedar River Paper Company (50%), SCA Weyerhaeuser Packaging Holding Company Asia Limited (50%), RII Weyerhaeuser World Timberfund, L. P. (50%), Nelson Forests Joint Venture (51%) and North Pacific Paper Corporation (50%).

Unconsolidated financial information for affiliated companies which are accounted for by the equity method is as follows:

                                                       March 29,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Current assets                                         $    154   $    94
Non-current assets                                        1,328       678
Current liabilities                                          68        56
Non-current liabilities                                     764       420

                                                     Thirteen weeks ended
                                                     --------------------
                                                     March 29,  March 30,
                                                       1998        1997
                                                     ---------  ---------
Net sales and revenues                               $    173   $     49
Operating income                                           28          5
Net income (loss)                                          14         (2)


The company provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing fees, support services, shipping services and payroll. Additionally, the company purchases finished product from certain of these entities. The aggregate total of these transactions is not material to the results of operations of the company.

Real Estate and Related Assets

Investments in and advances to joint ventures and limited partnerships that are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings.

Unconsolidated financial information for joint ventures and limited partnerships which are accounted for by the equity method is as follows:

                                                       March 29,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Current assets                                         $  1,720   $ 1,689
Non-current assets                                          285       284
Current liabilities                                       1,331     1,306
Non-current liabilities                                     137       145

                                                      Thirteen weeks ended
                                                      --------------------
                                                      March 29,  March 30,
                                                        1998        1997
                                                      ---------  ---------
Net sales and revenues                                $     57   $     47
Operating income                                            34         22
Net income                                                  27         16


Weyerhaeuser Company
-14-


The company may charge management and/or development fees to the joint ventures or limited partnerships. The aggregate total of these transactions is not material to the results of operations of the company.

Note 4: Income Taxes

Provisions for income taxes include the following:

                                                      Thirteen weeks ended
                                                      --------------------
                                                      March 29,  March 30,
Dollar amounts in millions                              1998       1997
                                                      ---------  ---------
Federal:
  Current                                             $     16   $      3
  Deferred                                                  26          6
                                                      ---------  ---------
                                                            42          9
                                                      ---------  ---------
State:
  Current                                                    3         --
  Deferred                                                   1          1
                                                      ---------  ---------
                                                             4          1
                                                      ---------  ---------
Foreign:
  Current                                                    3          2
  Deferred                                                   1         --
                                                      ---------  ---------
                                                             4          2
                                                      ---------  ---------

Total                                                 $     50   $     12
                                                      =========  =========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended March 29, 1998, and March 30, 1997, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35 percent federal statutory rate due principally to the effect of state income taxes. The effective tax rate for the thirteen-week periods ended March 29, 1998, and March 30, 1997, was 37%.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 5: Inventories

                                                       March 29,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Logs and chips                                         $    136   $   103
Lumber, plywood and panels                                  191       154
Pulp, newsprint and paper                                   177       185
Containerboard, paperboard and packaging                    127       107
Other products                                              154       152
Materials and supplies                                      268       282
                                                       ---------  --------
                                                       $  1,053   $   983
                                                       =========  ========

Weyerhaeuser Company
-15-

Note 6: Property and Equipment


                                                       March 29,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Property and equipment, at cost:
  Land                                                 $    158   $   158
  Buildings and improvements                              1,620     1,721
  Machinery and equipment                                 9,291     9,954
  Rail and truck roads and other                            595       599
                                                       ---------  --------
                                                         11,664    12,432

Less allowance for depreciation
  and amortization                                        5,322     5,458
                                                       ---------  --------
                                                       $  6,342   $ 6,974
                                                       =========  ========

Note 7: Accrued Liabilities

                                                       March 29,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Payroll -  wages and salaries, incentive awards,
 retirement and vacation pay                           $    248   $   268
Taxes - social security and real and personal property       60        53
Interest                                                     51        91
Income taxes                                                 61        42
Other                                                       221       194
                                                       ---------  --------
                                                       $    641   $   648
                                                       =========  ========

Note 8: Short-Term Debt

Lines of Credit

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $425 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at March 29, 1998, and December 28, 1997. No portion of these lines has been availed of by the company or WRECO at March 29, 1998, or December 28, 1997. Neither of the entities referred to herein is a guarantor of the borrowings of the other.

Note 9: Long-Term Debt

Lines of Credit

The company's lines of credit include a five-year revolving credit facility agreement entered into in 1997 with a group of banks that provides for borrowings of up to the total amount of $400 million, all of which is available to the company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

Weyerhaeuser Financial Services, Inc. (WFS), a wholly owned subsidiary, has a revolving/term credit facility agreement that provides for: (1) borrowings of up to $75 million at March 29, 1998, and December 28, 1997 at LIBOR or other such rates as may be agreed upon by WFS and the banks; and
(2) a commitment fee on the unused portion of the credit facility. $75 million was outstanding under this facility at March 29, 1998, and December 28, 1997.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $263 million and $194 million as of March 29, 1998, and December 28, 1997, respectively.

No portion of these lines has been availed of by the company, WRECO or WFS at March 29, 1998, and December 28, 1997, except as noted.

The company's compensating balance agreements were not significant.

Weyerhaeuser Company
-16-

Note 10: Restructuring the Ownership of a Subsidiary

During the quarter, the company and Nippon Paper Industries Co., Ltd. (NPI) completed the restructuring of their North Pacific Paper Corporation (NORPAC) joint venture. Through this restructuring, the ownership of NORPAC changed from 80 percent company ownership and 20 percent NPI ownership to 50 percent for each shareholder. This transaction changed the reporting status of NORPAC from a fully consolidated subsidiary, with minority elimination, to a joint venture accounted for on the equity method of accounting. The change in accounting for this venture resulted in the following significant non-cash changes in the company's consolidated balance sheet: decreases of $621 million in property and equipment, $151 million in deferred taxes, and $121 million in minority interest in subsidiaries; and an increase of $168 million in investments in and advances to equity affiliates. The company received net funds of $218 million and recognized a gain of $5 million on this transaction.

Note 11: Shareholders' Interest

Common shares reserved for stock option plans were 7,054,000 shares at March 29, 1998, and 5,848,000 shares at December 28, 1997.

Note 12: Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, were $656 million in 1997, and are expected to be approximately $750 million in 1998; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Weyerhaeuser Company
-17-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:

                                                      Thirteen weeks ended
                                                      --------------------
                                                      March 29,  March 30,
Dollar amounts in millions                              1998       1997
                                                      ---------  ---------
Net sales and revenues:
  Timberlands and wood products                       $  1,181   $  1,251
  Pulp, paper and packaging                              1,120      1,106
  Real estate and related assets                           265        214
  Corporate and other                                       37         37
                                                      ---------  ---------
                                                      $  2,603   $  2,608
                                                      =========  =========

Earnings before interest expense and
income taxes:
  Timberlands and wood products                       $    173   $    171
  Pulp, paper and packaging(1)                              52        (43)
  Real estate and related assets(2)                         25          6
  Corporate and other(3)                                   (49)       (36)
                                                      ---------  ---------
                                                      $    201   $     98
                                                      =========  =========

(1) 1997 results include a special charge of $49 million for the consolidation, closure or disposition of certain recycling facilities and the permanent closure of the Longview, Washington corrugated medium machine.
(2) Includes net interest expense of $6 million and $15 million related to the financial services businesses.
(3) 1997 results include income of $10 million from the net effect of interest income from a favorable federal income tax decision and the loss incurred in the sale of Shemin Nurseries.

Consolidated Results

Consolidated net earnings for the first quarter were $85 million, or 43 cents basic and diluted earnings per common share, compared with 1997 first quarter earnings of $21 million, or 10 cents basic and diluted earnings per common share. The 1997 results include net special items of $25 million, or 12 cents per common share, which were the result of: losses from restructuring in the recycling business; closing the Longview, WA corrugated medium machine; sale of Shemin Nurseries; and receipt of interest income related to a favorable federal income tax decision.

Consolidated net sales and revenues for the quarter were $2.6 billion, unchanged from the same quarter last year. Increased U.S. domestic sales offset weak export demand and lower pricing in the pulp, paper and packaging segment.

Timberlands and Wood Products

Operating earnings for the first quarter were $173 million, which is up slightly from the $171 million reported for first quarter 1997 and an increase of 14% over 1997 fourth quarter earnings of $152 million. A combination of increased domestic product prices and higher-margin product mix offset the weak demand in the export market.

Net sales were $1.2 billion for the quarter, slightly lower than 1997 first quarter sales of $1.3 billion, but virtually unchanged from 1997 fourth quarter sales. Increased pricing for domestic logs, oriented strand board and hardwood doors, plus sales of higher-grade logs into Asia offset lower export prices in most product lines.

Weyerhaeuser Company
-18-

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 29, 1998, and March 30, 1997, are as follows:

                                   Third Party Sales    Total Production
                                 --------------------  -------------------
                                    Thirteen weeks       Thirteen weeks
                                        ended                ended
                                 --------------------  -------------------
                                  March 29, March 30,  March 29, March 30,
Products (in millions)                1998     1997      1998      1997
-------------------------------- ---------- ---------  --------- ---------
  Raw materials-cubic feet             138       146         --        --
  Logs-cubic feet                       --        --        126       275
  Softwood lumber-board feet         1,131     1,136        987       993
  Softwood plywood and
   veneer-square feet (3/8")           436       489        237       279
  Composite panels-
   square feet (3/4")                  145       143        127       123
  Oriented strand board-square
   feet (3/8")                         640       562        533       486
  Hardwood lumber-board feet            86        90         87        85
  Engineered wood products-
   lineal feet                          32        27         --        --
  Hardwood doors (thousands)           188       168        209       182


Pulp, Paper and Packaging

First quarter operating earnings of $52 million compare favorably to 1997 first quarter earnings of $6 million before special items, due to improved performances by the paper, containerboard packaging and newsprint businesses. Although earnings are improved from last year, they are down compared to the previous quarter. Lower pricing, particularly in the pulp business, plus higher raw material costs, were the major factors in the quarter-to-quarter decrease. Segment results are also impacted by the ownership restructure of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998. Both operating earnings and sales reflect one month's operation.

Net sales for the quarter were $1.1 billion, which are comparable to 1997 first quarter sales, but down slightly from 1997 fourth quarter sales of $1.2 billion. The decrease in pulp prices and the impact of the NORPAC restructure were somewhat offset by higher prices for containers.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 29, 1998, and March 30, 1997, are as follows:

                                   Third Party Sales    Total Production
                                 --------------------  -------------------
                                    Thirteen weeks       Thirteen weeks
                                        ended                ended
                                 --------------------  -------------------
                                  March 29, March 30,  March 29, March 30,
Products (in thousands)               1998     1997      1998      1997
-------------------------------- ---------- ---------  --------- ---------
Pulp-air-dry metric tons               520      454         495      520
Paper-tons                             266      304         289      284
Containerboard-tons                     81       99         612      602
Packaging-MSF                       10,927   10,953      11,531   11,465
Newsprint-metric tons                   62      160          69      173
Paperboard-tons                         59       59          64       49
Recycling-tons                         616      550         954      929


Real Estate and Related Assets

First quarter operating earnings for this segment were $25 million, compared to $6 million in first quarter 1997. Strong demand in the U.S. housing market and improved operating performance contributed to the quarter's results.

Costs and Expenses

Weyerhaeuser's costs of products sold of $1.8 billion is down slightly from 1997 first quarter costs of $1.9 billion. Costs of products sold, as a percentage of sales is 78% for the current quarter, compared to 79% in first quarter 1997. The decrease relates to operating efficiencies, lower production volumes for some product lines and a reduction of outside log purchases.

Weyerhaeuser Company
-19-

Depreciation, amortization and fee stumpage were down 8% from the 1997 first quarter and down 5% from the 1997 fourth quarter. Part of this decrease is attributable to the ownership restructure of our NORPAC subsidiary from a fully consolidated subsidiary to an equity affiliate. Non-cash charges of $49 million in the first quarter of 1997 relate to restructuring of the recycling business and closure of a corrugated medium machine.

Total costs and expenses for the real estate and related assets segment were up 18% from the 1997 first quarter due to increased sales activity. Selling, general and administrative expenses are down as a result of the sale of the company's mortgage banking subsidiary in May 1997.

Other income (expense) is an aggregation of both recurring and occasional income or expense items and, as a result, fluctuates from period to period. Excluding net special items of $10 million income as a result of a favorable tax decision and the sale of Shemin Nurseries in 1997, no individual income or (expense) items for the thirteen weeks ended March 29, 1998, and March 30, 1997, were significant in relation to net earnings.

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

The important elements of the policy governing the company's capital structure are as follows:

 . To view separately the capital structures of Weyerhaeuser Company, Weyerhaeuser Real Estate Company and related subsidiaries, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

 . The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Weyerhaeuser's net cash provided by operations was $36 million in the first quarter of 1998 compared to a use of $2 million in 1997. 1998 funds, before net changes in working capital, were provided by net income of $69 million along with $148 million from depreciation, amortization and fee stumpage. Working capital, net of the effects of the NORPAC ownership restructuring, required funds of $187 million in the quarter. Significant items were an increase of $101 million in inventories reflected in all product lines; and increases in accounts receivable of $42 million and prepaid expenses of $39 million. The product inventory turnover rate was
10.7 turns in the quarter, down slightly from the 10.9 turns in the first quarter of 1997; but a significant decline from the 12.1 turns in the fourth quarter of 1997.

In the same quarter of 1997, working capital used funds of $220 million principally from increases of $80 million in inventories and $54 million in accounts receivable, along with a reduction of $72 million in accounts payable and accrued liabilities.

Earnings before interest expense and income taxes plus non-cash charges for the quarter for the timberlands and wood products segment were $233 million, up from the $224 million in 1997 as a result of higher depreciation. The pulp, paper and packaging segment had $136 million in 1998 compared to $111 million in the prior year. This difference is attributable to several factors: (1) an operating profit this year against an operating loss last year, (2) a non-cash charge of $49 million in 1997 for facility closures, and (3) reduced depreciation this year due to NORPAC being included in consolidated results for only one month.

Weyerhaeuser Company
-20-

The net cash used by operations in the real estate and related assets segment in the current quarter was $41 million, primarily in working capital as accounts payable and accrued liabilities decreased by $48 million. In the previous year, cash used for operations was $72 million, primarily in working capital as $53 million was used for real estate and land purchases and development and $60 million was used in originations of mortgage notes held for sale.

Investing

Capital expenditures for the quarter were $85 million, down from the $129 million expended in the first quarter of 1997. The 1998 spending by segment was $42 million for timberlands and wood products, $40 million for the pulp, paper and packaging segment and $3 million for other segments. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $750 million for the year. However, this expenditure level could increase or decrease as a consequence of future economic conditions.

The cash needed to meet these and other company needs is generated from internal cash flow and short-term borrowing. The company also received net funds of $218 million from the restructuring of its equity position in NORPAC, and recognized a gain of $5 million on this transaction.

Financing

The company's debt position at the end of the quarter was relatively unchanged from the end of 1997. Cash provided by the sale of industrial revenue bonds and an increase in commercial paper borrowings was offset by payments on other debt. The company's debt to total capital ratio was 40% at the end of the quarter, down from 41.5% a year earlier. A reduction of $265 million in long-term debt from period to period accounted for this change.

The increase in cash from financing activities in the 1997 first quarter was due primarily to an increase of $208 million in notes and commercial paper borrowings.

The real estate and related assets segment utilized net cash inflows from intercompany and commercial paper borrowings to reduce long-term debt by $183 million in the quarter.

During the first quarter of 1998, the company paid $80 million in cash dividends; the same amount paid in the 1997 first quarter.

The company expended $42 million to purchase 924 thousand shares of its common stock during the quarter to complete the 11 million share repurchase program, which commenced in 1995.

Market Risk of Financial Instruments

The company has exposure to market risk including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the company has entered into limited derivative transactions to manage well-defined interest rate and foreign exchange risks. The company does not hold or issue derivative financial instruments for trading. The majority of the company's derivative instruments are "pay fixed, receive variable" interest rate swaps with highly rated counterparties in which the interest payments are calculated on a notional amount. The notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The company is exposed to credit-related gains or losses in the event of non-performance by counterparties to these financial instruments; however, the company does not expect any counterparties to fail to meet their obligations. Interest rate swaps are described as follows:

--------------------------------------------------------------------------
                                 Variable Rate at
 Dollar amount in millions        March 29, 1998
--------------------------------------------------------------------------
 Notional  Maturity    Fixed                                   Fair Value
  Amount     Date      Rate %     %       Based On             of Swap(1)
--------------------------------------------------------------------------
    $150    5/17/98     6.36     5.69     90 day LIBOR         $    (0.1)
      50    6/8/98(2)   5.54     5.69     90 day LIBOR                --
      27    5/1/99      6.70     8.29     11.95% - Kenny index        .4
      75   12/6/99(3)   6.85     5.69     30 day LIBOR              (2.6)
--------------------------------------------------------------------------
    $302                                                           $(2.3)
--------------------------------------------------------------------------

(1) The amount of the obligation under each swap is based on the assumption that such swap had terminated at the end of the fiscal period, and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.
(2) Includes the value of an option, by the counterparty, to extend for one year at maturity date.
(3) Includes the value of an option, by the counterparty, to extend for two years at maturity date.


Weyerhaeuser Company
-21-

Environmental Matters

Effective May 18, 1998, two populations of steelhead trout will be listed as threatened species under the Endangered Species Act (ESA), one in the Lower Columbia River and one in the Central Valley of California. Regulatory actions taken by the states of Washington, Oregon and California to protect habitat for these species may, in the future, result in restrictions on timber harvests and could affect forest management practices in such states, including company timberlands in Southwest Washington. Several additional species have been proposed to be listed as threatened or endangered under the ESA, including certain Chinook salmon, steelhead trout, chum salmon and sockeye salmon in parts of Washington, Oregon and California. A consequence of such future listings may be reductions in the sale and harvest of federal timberlands in the Pacific Northwest and California. Requirements to protect habitat for threatened and endangered species on non-federal timberlands has resulted, and may in the future result, in restrictions on timber harvests on some nonfederal timberlands in the Pacific Northwest, including some timberlands of the company, could affect future harvest and forest management practices in some of the company's timberlands, could increase operating costs, and could affect timber supply and prices in some regions. The company does not believe that such restrictions and effects will have a significant effect on the company's total harvest of timber in 1998 or 1999, although they may have such an effect in the future.

Year 2000

Weyerhaeuser, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem over the next two years. The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g., DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The company has embarked on a comprehensive approach to identify where this problem may occur in its information technology, manufacturing and facilities systems. The company plans to modify or replace its affected systems in a manner that will minimize any detrimental effects on operations, with a goal of correcting affected systems that will have a critical effect on its business operations by the end of 1998. While it is not possible, at present, to quantify the overall cost of this work, the company presently believes that it will not have a material effect on the company's current financial position or liquidity; however, in any given future reporting period such costs could have a material effect on results of operations. The company expects substantial costs to be incurred in the third and fourth quarters of 1998.


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

Part II. Other Information

Item 1. Legal Proceedings

The company conducted a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with federal Prevention of Significant Deterioration (PSD) regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. At the Cosmopolis, Washington, Columbus, Mississippi, and Flint River, Georgia, facilities, the state regulatory agencies agreed with the company's conclusions regarding the status of each facility. For the Cosmopolis facility, the Washington Department of Ecology agreed the changes made at the facility did not require PSD review. For the Columbus and Flint River facilities, the states concluded the original PSD permits issued to the facilities require updating. The company updated emissions data for the Columbus and Flint River facilities as part of the Title V permitting process. No penalties were assessed for the issues identified at Columbus and Flint River. Agreements resolving the alleged PSD issues have been reached with the states of Washington, Oklahoma and North Carolina, as noted below. No issues were identified at the company's Rothschild, Wisconsin, facility. In April 1995, EPA Region X issued a Notice of Violation (NOV) to the company and to North Pacific Paper Corporation (NORPAC), a joint venture in which the company currently has a 50 percent ownership interest. The NOV addresses alleged PSD violations at NORPAC's Longview, Washington, newsprint manufacturing facility. A settlement resolving alleged PSD issues at the Longview/NORPAC complex was reached with the State of Washington on January 26, 1996. On November 14, 1995, the company entered into a settlement with the State of Oklahoma to resolve alleged PSD violations at the company's Valliant, Oklahoma, containerboard manufacturing facility. The company also entered into Special Orders by Consent with the State of North Carolina to resolve alleged PSD issues at the New Bern, North Carolina, pulp mill and the Plymouth, North

Weyerhaeuser Company
-22-

Part II
--------------------------------------------------------------------------

Item 1.  Legal Proceedings (continued)
--------------------------------------

Carolina, pulp and paper complex. A final decision is expected to be made by the Lane County Oregon Regional Air Pollution Control Authority concerning alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility upon issuance of the facility's Title V permit in 1999.

On October 2, 1996, the Wisconsin Department of Natural Resources (WDNR) conducted an inspection of a building demolition project at the company's Marshfield, Wisconsin facility. The WDNR noted several potential non-compliance issues in the work performed by the asbestos abatement subcontractor retained for the project. Upon learning of the issues observed by WDNR, the company removed the asbestos abatement subcontractor from the plantsite. The EPA Region V reviewed the work performed to evaluate whether an enforcement action should be brought against the asbestos abatement subcontractor, the general contractor, and/or the company. In April 1998, a criminal indictment was issued against the asbestos abatement subcontractor and certain of its employees.

In November 1996, an action was filed against the company in Superior Court for King County, Washington, on behalf of a purported class of all individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1980. The action alleges the company has manufactured and distributed defective hardboard siding and has breached express warranties and consumer protection statutes in its sale of hardboard siding. The action seeks compensatory damages, including prejudgment interest, and seeks damages for the cost of replacing siding that rots subsequent to the entry of any judgment. In January 1997, an action was filed, also in Superior Court for King County, Washington, on behalf of a purported class of all individuals, proprietorships, partnerships, corporations, and other business entities in the United States on whose homes, condominiums, apartment complexes or commercial buildings hardboard siding manufactured by the company has been installed. The action alleges the company has breached express and implied warranties in its sale of hardboard siding and also has violated the Consumer Protection Act of the State of Washington. The action seeks damages, prejudgment interest, costs and reasonable attorney fees. In December 1997, the two cases were consolidated for the purpose of discovery and resolution of the class certification issue.
Also, in December 1997, the plaintiffs in the first of the two cases filed a motion to change the trial date and for leave to move for class certification. In January 1998, the court denied this motion. The first case was settled for approximately $11 thousand in March 1998. The second case was settled for approximately $4 thousand in April 1998. The company is a defendant in approximately sixteen other hardboard siding cases, two of which purport to be state-wide class actions on behalf of purchasers of single- or multi-family residences that contain the company's hardboard siding, one in Nebraska and one in Iowa.

The Washington Department of Ecology has issued a NOV and a $40 thousand penalty because of an accidental spill of an estimated 8,700 gallons of crude sulfate turpentine in January 1997 at the company's pulp and paper operations in Longview. The penalty was paid. In March 1998, the company and the EPA reached agreement on a settlement of an EPA enforcement action relating to the January 1997 accident. Under the agreement, the company paid approximately $706 thousand, consisting of a $400 thousand penalty and approximately $306 thousand for a supplemental environmental project directed toward improving community emergency responses.

The company is also a party to various proceedings relating to the clean-up of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from the proceedings or matters discussed herein, or all of them combined, would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) The registrant filed reports on Form 8-K dated January 23 and April 16, 1998, reporting information under Item 5, Other Events.

Weyerhaeuser Company
-23-

Exhibits Index
--------------------------------------------------------------------------

Exhibits:

      3   -    (ii) Bylaws

     27   -    Financial Data Schedule-Current Reporting Period

     27   -    Financial Data Schedule-Restated Prior Periods