Form 10-Q
period 1998-06-28
WEYERHAEUSER CO
filed 1998-08-07
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the twenty-six weeks ended June 28, 1998 or

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

The number of shares outstanding of the registrant's class of common stock, as of July 31, 1998 was 198,992,921 common shares ($1.25 par value).

Weyerhaeuser Company
-2-


                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                         Index to Form 10-Q Filing
               For the twenty-six weeks ended June 28, 1998

                                                        Page No.
                                                    ---------------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings             3
            Consolidated Balance Sheet                    4-5
            Consolidated Statement of Cash Flows          6-7
            Notes to Financial Statements                 9-16

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                     17-22

Part II.  Other Information

Item 1.   Legal Proceedings                              22-23
Item 2.   Changes in Securities                    (not applicable)
Item 3.   Defaults upon Senior Securities          (not applicable)
Item 4.   Submission of Matters to a Vote of
          Security Holders                                23
Item 5.   Other Information                        (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                23

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December
28,  1997.  Though  not  examined  by  independent   public accountants,
the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ending June 28, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                      -------------------
                                      K. J. Stancato

                                      Duly Authorized Officer and
                                      Principal Accounting Officer
August 7, 1998

Weyerhaeuser Company
-3-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ------------
                           CONSOLIDATED EARNINGS
                           For the periods ended
                      June 28, 1998 and June 29, 1997
           (Dollar amounts in millions except per share figures)
                                (Unaudited)

                                       Thirteen weeks    Twenty-six weeks
                                           ended              ended
                                    ------------------- ------------------
                                     June 28,  June 29, June 28,  June 29,
                                       1998      1997     1998      1997
                                     --------  -------- --------  --------
Net sales and revenues:
  Weyerhaeuser                       $ 2,429   $ 2,680  $ 4,767   $ 5,074
  Real estate and related assets         247       229      512       443
                                     --------  -------- --------  --------
Total net sales and revenues           2,676     2,909    5,279     5,517
                                     --------  -------- --------  --------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold            1,939     2,061    3,753     3,949
     Depreciation,  amortization
       and fee stumpage                  142       155      290       316
     Selling, general and
       administrative expenses           154       195      318       347
     Research and development
       expenses                           15        15       29        28
     Taxes other than payroll and
       income taxes                       32        38       66        75
     Charge for closure or
       disposition of facilities          --        15       --        64
                                     --------  -------- --------  --------
                                       2,282     2,479    4,456     4,779
                                     --------  -------- --------  --------

  Real estate and related assets:
     Costs and operating expenses        214       187      439       340
     Depreciation and amortization         2         4        3         8
     Selling, general and
       administrative expenses            14        25       27        70
     Taxes other than payroll and
       income taxes                        3         2        5         4
                                     --------  -------- --------  --------
                                         233       218      474       422
                                     --------  -------- --------  --------
Total costs and expenses               2,515     2,697    4,930     5,201
                                     --------  -------- --------  --------


Operating income                         161       212      349       316

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred            65       69       132       138
     Less interest capitalized             1        4         2         8
     Other income (expense), net           7      (14)       19       (16)
  Real estate and related assets:
     Interest expense incurred            17       28        38        61
     Less interest capitalized            15       17        30        35
     Other income, net                     7       50        14        61
                                     --------  -------- --------  --------
Earnings before income taxes             109      172       244       205
Income taxes (Note 4)                     40       63        90        75
                                     --------  -------- --------  --------
Net earnings                         $    69   $   109  $   154   $   130
                                     ========  ======== ========  ========

Basic net earnings per share         $  0.34   $  0.56  $  0.77   $  0.66

Diluted net earnings per share       $  0.34   $  0.55  $  0.77   $  0.65

Average shares
  outstanding (thousands)            198,832   198,459  198,832   198,459
Dilutive effect of stock options         695       518      584       471
                                     --------  -------- --------  --------
Average shares outstanding
  assuming dilution                  199,527   198,977  199,416   198,930
                                     ========  ======== ========  ========

Dividends paid per share             $   .40   $   .40  $   .80   $   .80
                                     ========  ======== ========  ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ------------
                        CONSOLIDATED BALANCE SHEET
                    June 28, 1998 and December 28, 1997
                       (Dollar amounts in millions)

                                                       June 28,  Dec. 28,
                                                         1998      1997
                                                      ---------- ---------
                                                      (Unaudited)
Assets
------
Weyerhaeuser
  Current assets:
     Cash and short-term investments (Note 1)          $     35  $    100
     Receivables, less allowances                           946       913
     Inventories (Note 5)                                   947       983
     Prepaid expenses                                       336       298
                                                      ---------- ---------
       Total current assets                               2,264     2,294

  Property and equipment (Notes 6 and 10)                 6,256     6,974
  Construction in progress                                  282       313
  Timber and timberlands at cost, less fee stumpage
     charged to disposals                                 1,020       996
  Investments  in and advances to equity  affiliates
     (Notes 3 and 10)                                       429       249
  Other assets and deferred charges                         293       245
                                                      ---------- ---------
                                                         10,544    11,071
                                                      ---------- ---------

Real estate and related assets
  Cash and short-term investments, including
     restricted deposits                                      6        22
  Receivables, less discounts and allowances                 58        62
  Mortgage-related financial instruments, less
     discounts and allowances                               168       173
  Real estate in process of development and for sale        589       593
  Land being processed for development                      869       845
  Investments in and advances to joint ventures and
     limited partnerships, less reserves (Note 3)           112       116
  Other assets                                              151       193
                                                      ---------- ---------
                                                          1,953     2,004
                                                      ---------- ---------

     Total assets                                      $ 12,497  $ 13,075
                                                      ========= ==========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-


                                                       June 28,  Dec. 28,
                                                         1998      1997
                                                      ---------- ---------
                                                      (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
  Current liabilities:
     Notes payable                                     $      9  $     25
     Current maturities of long-term debt                    82        17
     Accounts payable (Note 1)                              671       694
     Accrued liabilities (Note 7)                           635       648
                                                      ---------- ---------
       Total current liabilities                          1,397     1,384

  Long-term debt (Note 9)                                 3,456     3,483
  Deferred income taxes (Note 10)                         1,321     1,418
  Deferred pension and other liabilities                    475       498
  Minority interest in subsidiaries (Note 10)                --       121
  Commitments and contingencies (Note 12)
                                                      ---------- ---------
                                                          6,649     6,904
                                                      ---------- ---------

Real estate and related assets
  Notes payable and commercial paper                        340       228
  Long-term debt (Note 9)                                   698     1,032
  Other liabilities                                         216       262
  Commitments and contingencies (Note 12)
                                                      ---------- ---------
                                                          1,254     1,522
                                                      ---------- ---------

     Total liabilities                                    7,903     8,426
                                                      ---------- ---------
Shareholders' interest (Note 11)
  Common shares:  authorized 400,000,000 shares,
     issued 206,072,890 shares, $1.25 par value             258       258
  Other capital                                             406       407
  Retained earnings                                       4,391     4,397
  Cumulative other comprehensive (expense) (Note 2):
     Foreign currency translation adjustment               (148)     (123)
  Treasury common shares, at cost:  7,080,594 and
     6,586,939                                             (313)     (290)
                                                      ---------- ---------
       Total shareholders' interest                       4,594     4,649
                                                      ---------- ---------

       Total liabilities and shareholders' interest    $ 12,497  $ 13,075
                                                      ========== =========

Weyerhaeuser Company
-6-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ------------
                   CONSOLIDATED STATEMENT OF CASH FLOWS
   For the twenty-six week periods ended June 28, 1998 and June 29, 1997
                       (Dollar amounts in millions)
                                (Unaudited)
                                                           Consolidated
                                                        ------------------
                                                        June 28,  June 29,
                                                          1998      1997
                                                        --------  --------
Cash provided by (used for) operations:
  Net earnings                                          $   154   $   130
  Non-cash charges (credits) to income:
   Depreciation, amortization and fee stumpage              293       324
   Deferred income taxes, net                                63        42
   Pension credits                                          (21)       --
   Charge for closure or disposition of facilities           --        64
  Decrease (increase) in working capital:
   Accounts receivable                                      (72)     (100)
   Inventories, real estate and land                         (9)      (59)
   Prepaid expenses                                         (37)      (12)
   Mortgage-related financial instruments                     2       (74)
   Accounts payable and accrued liabilities                 (46)     (108)
  (Gain) loss on disposition of assets                        1        10
  (Gain) loss on disposition of a business                   --       (37)
  Other                                                     (49)       15
                                                        --------  --------
Net cash provided by (used for) operations                  279       195
                                                        --------  --------
Cash provided by (used for) investing activities:
  Property and equipment                                   (214)     (252)
  Timber and timberlands                                    (41)      (52)
  Investments in and advances to equity affiliates           16        14
  Proceeds from sale of:
   Property and equipment                                    28        15
   Businesses                                                --       204
   Mortgage-related financial instruments                    34        15
  Restructuring the ownership of a subsidiary (Note 10)     218        --
  Intercompany advances                                      --        --
  Other                                                      (3)        3
                                                        --------  --------
Net cash provided by (used for) investing activities         38       (53)
                                                        --------  --------
Cash provided by (used for) financing activities:
  Issuances of debt                                           8        14
  Sale of industrial revenue bonds                           48        38
  Notes and commercial paper borrowings, net                153       105
  Cash dividends                                           (160)     (158)
  Payments on debt                                         (416)     (187)
  Purchase of treasury common shares                        (42)      (16)
  Exercise of stock options                                  18        31
  Other                                                      (7)       (1)
                                                        --------  --------
Net cash provided by (used for) financing activities       (398)     (174)
                                                        --------  --------
Net increase (decrease) in cash and short-term
  investments                                               (81)     (32)
Cash and short-term investments at beginning of year        122        71
                                                        --------  --------
Cash and short-term investments at end of period        $    41   $    39
                                                        ========  ========
Cash paid (received) during the period for:
  Interest, net of amount capitalized                   $   148   $   162
                                                        ========  ========
  Income taxes                                          $    61   $    14
                                                        ========  ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-







                      Real Estate and
   Weyerhaeuser       Related Assets
------------------   -----------------
June 28,  June 29,   June 28, June 29,
  1998      1997       1998     1997
--------  --------   -------- -------

$  128    $   94     $   26   $   36

   290       316          3        8
    55        28          8       14
   (20)       --         (1)      --
    --        64         --       --

   (64)     (101)        (8)       1
     6        50        (15)    (109)
   (37)      (12)        --       --
    --        --          2      (74)
   (11)     (124)       (35)      16
    10        10         (9)      --
    --         8         --      (45)
   (34)      (15)       (15)      30
--------  --------   -------- --------
   323       318        (44)    (123)
--------  --------   -------- --------

  (213)     (251)        (1)      (1)
   (41)      (52)        --       --
    --        --         16       14

     9        14         19        1
    --        12         --      192
    --        --         34       15
   218        --         --       --
  (190)      200        190     (200)
    (2)        5         (1)      (2)
--------  --------   -------- --------
  (219)      (72)       257       19
--------  --------   -------- --------

     4         5          4        9
    48        38         --       --
    48       (83)       105      188
  (160)     (158)        --       --
   (78)      (77)      (338)    (110)
   (42)      (16)        --       --
    18        31         --       --
    (7)       (1)        --       --
--------  --------   -------- --------
  (169)     (261)      (229)      87
--------  --------   -------- --------

   (65)      (15)       (16)     (17)
   100        33         22       38
--------  --------   -------- --------
$   35    $   18     $    6   $   21
========  ========   ======== ========

$  136    $  134     $   12   $   28
========  ========   ======== ========
$   22    $   52     $   39   $  (38)
========  ========   ======== ========

Weyerhaeuser Company
-8-















                    This page intentionally left blank.

Weyerhaeuser Company
-9-


                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                            ----------------
                     NOTES TO FINANCIAL STATEMENTS
   For the twenty-six week periods ended June 28, 1998 and June 29, 1997



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

Prospective Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following pronouncements:

 .  SFAS No. 131, Disclosure about Segments of an Enterprise and Related
   Information, that will require companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly requirements. This statement will also require require entity-wide disclosure about products and services, the countries in which the company holds material assets and reports material revenues, and its significant customers. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of prior periods' comparative financial statements required; however, no interim reporting is required in the initial year. Management is evaluating the effect of this statement on reported segment information.

Weyerhaeuser Company
-10-

 .   SFAS No. 132, Employers' Disclosures about Pensions and Other
    Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, that revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when the original pronouncements were issued. This statement is effective for fiscal years beginning after December 15, 1997.

 .   SFAS No. 133, Accounting for Derivative Instruments and Hedging
    Activities, that establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, which for the company is the fiscal year 2000. Assuming that the company's current minimal involvement in derivatives and hedging activities continues after the implementation date of this statement, there will be no material impact on its results of operations or statement of financial position.

The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee has issued the following Statements of Position (SOP):

 .   SOP 98-1, Accounting for the Costs of Computer Software Developed
    or Obtained for Internal Use, that provides guidelines on the accounting for internally developed computer software. This SOP is effective for fiscal years beginning after December 15, 1998. The company believes that the future adoption of this SOP will not have a significant impact on its results of operations or financial position.

 .   SOP 98-5, Reporting on the Costs of Start-up Activities, that requires the costs of start-up activities be expensed as incurred. This SOP must be adopted in fiscal years beginning after December 15, 1998. When this SOP is adopted, the company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that remain on the balance sheet at the date the new SOP is adopted. The company believes that the future adoption of this SOP will have a significant impact on its results of operations in the period in which it is implemented; however, it cannot quantify the impact at this time.

Net Earnings Per Common Share

Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 604,011 shares at $56.78 per share, 2,000 shares at $60.44 per share, and 150,000 shares at $53.06 per share were outstanding during the twenty-six weeks ending June 28, 1998. Options to purchase 1,087,811 shares at $48.13 per share were outstanding during the twenty-six weeks ending June 29, 1997. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

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

Weyerhaeuser Company
-11-


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

The notional amounts of these derivative financial instruments are $102 million and $492 million at June 28, 1998, and December 28, 1997, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories. LIFO inventories were $268 million and $246 million at June 28, 1998, and December 28, 1997, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $230 million and $234 million greater at June 28, 1998, and December 28, 1997, respectively.

Property and Equipment

The company's property accounts are maintained on an individual asset basis. Betterments and replacements of major units are capitalized. Maintenance, repairs and minor replacements are expensed.
Depreciation is provided generally on the straight-line or unit-of production method at rates based on estimated service lives. Amortization of logging railroads and truck roads is provided generally as timber is harvested and is based upon rates determined with reference to the volume of timber estimated to be removed over such facilities.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $108 million and $185 million at June 28, 1998, and December 28, 1997, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

Weyerhaeuser Company
-12-


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

Note 2: Comprehensive Income

The company's comprehensive income is as follows:

                                       Thirteen weeks       Twenty-six
                                           ended            weeks ended
                                     ------------------  ------------------
                                     June 28,  June 29,  June 28,  June 29,
Dollar amounts in millions             1998      1997      1998      1997
                                     --------  --------  --------  --------
Net income                           $    69   $   109   $   154   $   130
                                     --------  --------  --------  --------
Other comprehensive (expense)
 Foreign currency translation            (44)       --       (39)      (13)
 Income tax benefit                       16        --        14         5
                                     --------  --------  --------  --------
  Other comprehensive (expense),
   net of income tax                     (28)       --       (25)       (8)
                                     --------  --------  --------  --------
Comprehensive income                 $    41   $   109   $   129   $   122
                                     ========  ========  ========  ========

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

Unconsolidated financial information for affiliated companies which are accounted for by the equity method is as follows:


                                                       June 28,  Dec. 28,
Dollar amounts in millions                               1998      1997
                                                       --------  --------
Current assets                                         $   164   $    94
Non-current assets                                       1,311       678
Current liabilities                                         66        56
Non-current liabilities                                    736       420

                                                         Twenty-six weeks
                                                              ended
                                                        ------------------
                                                        June 28,  June 29,
                                                          1998      1997
                                                        --------  --------
Net sales and revenues                                  $   353   $    92
Operating income                                             60         3
Net income (loss)                                            31       (11)

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

Unconsolidated financial information for joint ventures and limited partnerships which are accounted for by the equity method is as follows:

                                                        June 28,   Dec. 28,
Dollar amounts in millions                                1998       1997
                                                        --------   --------
Current assets                                          $ 1,757    $ 1,689
Non-current assets                                          254        284
Current liabilities                                       1,359      1,306
Non-current liabilities                                     124        145

                                                         Twenty-six weeks
                                                              ended
                                                        ------------------
                                                        June 28,  June 29,
                                                          1998      1997
                                                        --------  --------
Net sales and revenues                                  $    94   $    89
Operating income                                             45        44
Net income                                                   29        27

Weyerhaeuser Company
-14-


The company may charge management and/or development fees to the joint ventures or limited partnerships. The aggregate total of these transactions is not material to the results of operations of the company.

Note 4: Income Taxes


Provisions for income taxes include the following:      Twenty-six weeks
                                                              ended
                                                       ------------------
                                                       June 28,  June 29,
Dollar amounts in millions                               1998      1997
                                                       --------  --------
Federal:
  Current                                              $    19   $    17
  Deferred                                                  58        39
                                                       --------  --------
                                                            77        56
                                                       --------  --------
State:
  Current                                                    4         2
  Deferred                                                   2         2
                                                       --------  --------
                                                             6         4
                                                       --------  --------
Foreign:
  Current                                                    4        14
  Deferred                                                   3         1
                                                       --------  --------
                                                             7        15
                                                       --------  --------

Total                                                  $    90   $    75
                                                       ========  ========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended June 28, 1998, and June 29, 1997, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the twenty-six week periods ended June 28, 1998, and June 29, 1997, were 37% and 36.5%, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 5: Inventories

                                                        June 28,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                        --------  --------
Logs and chips                                          $    96   $   103
Lumber, plywood and panels                                  169       154
Pulp, newsprint and paper                                   149       185
Containerboard, paperboard and packaging                    117       107
Other products                                              151       152
Materials and supplies                                      265       282
                                                        --------  --------
                                                        $   947   $   983
                                                        ========  ========

Weyerhaeuser Company
-15-


Note 6: Property and Equipment

                                                        June 28,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                        --------  --------
Property and equipment, at cost:
  Land                                                  $   158   $   158
  Buildings and improvements                              1,613     1,721
  Machinery and equipment                                 9,270     9,954
  Rail and truck roads and other                            595       599
                                                        --------  --------
                                                         11,636    12,432

Less allowance for depreciation
  and amortization                                        5,380     5,458
                                                        --------  --------
                                                        $ 6,256   $ 6,974
                                                        ========  ========

Note 7: Accrued Liabilities

                                                        June 28,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                        --------  --------
Payroll - wages and salaries, incentive awards,
 retirement and vacation pay                            $   255   $   268
Taxes - social security and real and personal property       57        53
Interest                                                     85        91
Income taxes                                                 38        42
Other                                                       200       194
                                                        --------  --------
                                                        $   635   $   648
                                                        ========  ========

Note 8: Short-Term Debt

Lines of Credit

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $425 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at June 28, 1998, and December 28, 1997. No portion of these lines has been availed of by the company or WRECO at June 28, 1998, or December 28, 1997. Neither of the entities referred to herein is a guarantor of the borrowings of the other.

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

Weyerhaeuser Financial Services, Inc. (WFS), a wholly owned subsidiary, paid down a revolving/term credit facility agreement effective June 1998. $75 million was outstanding under this facility at December 28, 1997.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $242 million and $194 million as of June 28, 1998, and December 28, 1997, respectively.

No portion of these lines has been availed of by the company, WRECO or WFS at June 28, 1998, and December 28, 1997, except as noted.

The company's compensating balance agreements were not significant.

Weyerhaeuser Company
-16-


Note 10:    Restructuring the Ownership of a Subsidiary

In the 1998 first quarter, the company and Nippon Paper Industries Co., Ltd. (NPI) completed the restructuring of their North Pacific Paper Corporation (NORPAC) joint venture. Through this restructuring, the ownership of NORPAC changed from 80% company ownership and 20% NPI ownership to 50% for each shareholder. This transaction changed the reporting status of NORPAC from a fully consolidated subsidiary, with minority elimination, to a joint venture accounted for on the equity method of accounting. The change in accounting for this venture resulted in the following significant non-cash changes in the company's consolidated balance sheet: decreases of $621 million in property and equipment, $151 million in deferred taxes, and $121 million in minority interest in subsidiaries; and an increase of $168 million in investments in and advances to equity affiliates. The company received net funds of $218 million and recognized a gain of $5 million on this transaction.

Note 11:    Shareholders' Interest

Common shares reserved for stock option plans were 7,316,448 shares at June 28, 1998, and 5,848,000 shares at December 28, 1997.

Note 12:    Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, were $255 million year-to-date in 1998 and $656 million for the year 1997. They are expected to be approximately $750 million in 1998; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Weyerhaeuser Company
-17-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:

                                         Thirteen weeks    Twenty-six weeks
                                              ended             ended
                                        -----------------  -----------------
                                        June 28, June 29,  June 28, June 29,
Dollar amounts in millions                1998     1997      1998     1997
                                        -------- --------  -------- --------
Net sales and revenues:
  Timberlands and wood products         $ 1,313  $ 1,505   $ 2,494  $ 2,756
  Pulp, paper and packaging               1,081    1,144     2,201    2,250
  Real estate and related assets            247      229       512      443
  Corporate and other                        35       31        72       68
                                        -------- --------  -------- --------
                                        $ 2,676  $ 2,909   $ 5,279  $ 5,517
                                        ======== ========  ======== ========
Earnings before interest expense
 and  income taxes:
  Timberlands and wood products (1)     $  172   $   211   $   345  $   382
  Pulp, paper and packaging (2)             39        22        91      (21)
  Real estate and related assets (3) (4)    16        50        41       56
  Corporate and other (5)                  (54)      (46)     (103)     (82)
                                        -------- --------  -------- --------
                                        $  173   $   237   $   374  $   335
                                        ======== ========  ======== ========

(1) 1997 second quarter and year-to-date results include a charge of $15 million associated with the closure of the Plymouth, North Carolina plywood facility.
(2) 1997 year-to-date results include a charge of $49 million for the consolidation, closure or disposition of certain recycling facilities and the closure of the Longview, Washington corrugated medium machine.
(3) 1997 second quarter and year-to-date results include a gain of $45 million from the sale of the company's wholly owned subsidiary, Weyerhaeuser Mortgage Company.
(4) Includes net interest expense of $5 million and $11 million for thirteen weeks and $11 million and $26 million for twenty-six weeks related to the financial services businesses.
(5) 1997 year-to-date results include pretax income of $10 million from the net effect of interest income from a favorable federal income tax decision and the loss incurred in the sale of Shemin Nurseries.

Consolidated Results

Consolidated net earnings for the second quarter were $69 million, or 34 cents basic and diluted earnings per common share, compared with 1997 second quarter earnings of $109 million, or 56 cents basic and 55 cents diluted earnings per common share. Second quarter results include 7 cents per common share income due to a credit from the performance of the company's pension fund. The 1997 quarterly results include a net after-tax special income item of $19 million, or 9 cents per common share. This includes the gain on the sale of the company's mortgage banking subsidiary, offset by the costs associated with the closure of the Plymouth, NC plywood mill.

Consolidated net sales and revenues for the quarter were $2.7 billion, which is 8% lower than the $2.9 billion reported for the same quarter last year. Increased competition in domestic markets and weak Asian market demand resulted in lower quarterly sales.

Year-to-date earnings were $154 million, or 77 cents basic and diluted earnings per common share, in contrast to the $130 million, or 66 cents basic and 65 cents diluted earnings per common share reported in 1997.
1997 results include a net charge of $6 million, or 3 cents per common share, for the effect of special items year-to-date. In addition to the special items recognized in the second quarter, the 1997 year-to-date results included losses from restructuring the recycling business, the permanent closure of a corrugated medium machine and the sale of the wholesale nursery business. These losses were offset, in part, by interest income from a favorable federal income tax decision.

Weyerhaeuser Company
-18-


Net sales and revenues to date are $5.3 billion, a 4% decrease from 1997 results. The weakening of the Asian markets plus increased competition from exports contributed to the decrease.

Timberlands and Wood Products

Operating earnings for the quarter were $172 million, which is down from the $211 million reported in 1997. Last year's earnings include a $15 million charge associated with closing the Plymouth, NC plywood mill.

Net sales were $1.3 billion for the quarter, lower than 1997 second quarter sales of $1.5 billion and slightly higher than first quarter sales of $1.2 billion. Increased prices for oriented strand board and panel products, plus strong domestic log sales, offset lower export prices and volumes in lumber and logs.

Third party sales and total production volumes for the major products in this segment are as follows:

                                  Thirteen weeks     Twenty-six weeks
                                      ended               ended
                               -------------------  ------------------
Third party sales volumes       June 28,  June 29,  June 28,  June 29,
(millions)                        1998      1997      1998      1997
-------------------------       --------  --------  --------  --------
  Raw materials--cubic feet         143       150       281       296
  Softwood lumber--board feet     1,294     1,320     2,425     2,456
  Softwood plywood and
    veneer--square feet (3/8")      478       556       914     1,045
  Composite panels--square feet
    (3/4")                          153       148       298       291
  Oriented strand board--square
    feet (3/8")                     706       632     1,346     1,194
  Hardwood lumber--board feet        84        97       170       187
  Engineered wood products--
    lineal feet                      44        39        76        66
  Hardwood doors (thousands)        215       179       403       347


Total production volumes
(millions)
-------------------------
  Logs--cubic feet                  218       217       493       492
  Softwood lumber--board feet     1,045     1,031     2,025     2,018
  Softwood plywood and
    veneer--square feet (3/8")      249       288       486       567
  Composite panels--square feet
    (3/4")                          131       126       258       249
  Oriented strand board--square
    feet (3/8")                    538        510     1,071       996
  Hardwood lumber--board feet       87        90        174       175
  Hardwood doors (thousands)       207        182       416       364

Pulp, Paper and Packaging

Second quarter operating earnings of $39 million compare favorably to 1997 second quarter earnings of $22 million, but are lower than first quarter's earnings of $52 million. Unsettled market conditions, weak prices worldwide in paper and newsprint, and costs associated with maintenance and market-related downtime contributed to second quarter performance. Segment results are also impacted by the restructure of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Net sales for the quarter were $1.1 billion; virtually unchanged in comparison to 1997 second quarter and 1998 first quarter sales. Lower paper prices and the impact of the NORPAC restructure were offset by higher prices and volumes for corrugated boxes and market pulp.

Third party sales and total production volumes for the major products in this segment are as follows:

Weyerhaeuser Company
-19-


                                  Thirteen weeks     Twenty-six weeks
                                      ended               ended
                               -------------------  ------------------
Third party sales volumes       June 28,  June 29,  June 28,  June 29,
(thousands)                       1998      1997      1998      1997
-------------------------       --------  --------  --------  --------
  Pulp--air-dry metric tons         498       515     1,018       969
  Paper--tons                       263       278       529       582
  Containerboard--tons               88       104       169       203
  Packaging--MSF                 11,519    11,640    22,446    22,593
  Newsprint--metric tons             --       173        62       333
  Paperboard--tons                   57        56       116       115
  Recycling--tons                   661       580     1,277     1,130

Total production volumes
(thousands)
-------------------------
  Pulp--air-dry metric tons         413       479       908       999
  Paper--tons                       288       273       577       557
  Containerboard--tons              579       588     1,191     1,190
  Packaging--MSF                 12,018    12,155    23,549    23,620
  Newsprint--metric tons             --       173        69       346
  Paperboard--tons                   51        60       115       109
  Recycling--tons                   972       924     1,926     1,853

Real Estate and Related Assets

Second quarter operating earnings for this segment were $16 million, compared to $50 million in second quarter 1997. Last year's earnings include a $45 million gain on the sale of Weyerhaeuser Mortgage Company. Strong demand in the U.S. housing market and increased home sales contributed to the current quarter's results.

Costs and Expenses

Weyerhaeuser's costs of products sold of $1.9 billion is down from 1997 second quarter costs of $2.1 billion, but is higher than first quarter 1998. Costs of products sold as a percentage of sales is 80% for the current quarter, compared to 77% in second quarter 1997 and 78% in the first quarter of this year. The increase from quarter to quarter relates to costs incurred as downtime was taken in some product lines. Lower costs in comparison to 1997 are due to lower sales volumes and the impact attributable to the restructure of the NORPAC subsidiary. Decreases in depreciation, amortization and fee stumpage result from the NORPAC restructure. Credits received from the performance of the company's pension fund also reduced 1998 quarterly costs of products sold and selling, general and administrative expenses. Non-cash charges of $15 million in the second quarter of 1997 relate to the closure of the Plymouth plywood mill.

Costs and operating expenses for the real estate and related assets segment were higher than the 1997 second quarter due to increased sales activity. Selling, general and administrative expenses are down as a result of the sale of the company's mortgage banking subsidiary in May 1997.

Other income (expense) is an aggregation of both recurring and occasional income or expense items and, as a result, fluctuates from period to period. No single item is significant in relation to operating earnings in 1998.
In 1997, the following income items were significant in relation to operating earnings:

 .   The gain of $45 million from the sale of the mortgage banking subsidiary, and

 .   Net special items of $10 million income as a result of a favorable tax decision and the sale of Shemin Nurseries.

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

 .    The combination of maturing short-term debt and the structure of long-
     term debt will be managed judiciously to minimize liquidity risk.

Operations

Weyerhaeuser's net cash provided by operations was $323 million in the 1998 first half; comparable to the $318 million provided in the same period of 1997.

Current year's funds, before net changes in working capital, were provided by net income of $128 million along with $290 million from depreciation, amortization and fee stumpage, $55 million from deferred income taxes, offset in part by a pension credit of $20 million. 1998 year-to-date working capital, net of the effects of the NORPAC equity restructuring, used funds of $106 million, primarily for increases of $64 million in accounts receivable and $37 million in prepaid expenses.

For the quarter, the inventory turnover rate increased to 11.8 turns as inventories, principally logs and pulp, decreased by $106 million. The inventory turnover was down slightly from the 12.5 turns in the second quarter of 1997; but was an improvement over the 10.7 turns in the 1998 first quarter.

For the same period of 1997, working capital funding requirements were $187 million, principally from increases of $101 million in accounts receivable, and a reduction of $124 million in accounts payable and accrued liabilities, offset in part by a decrease of $50 million in inventories.

For the principal segments, earnings before interest expense and income taxes plus non-cash charges for the 1998 first half were:

 .    $461 million, for timberlands and wood products compared to $515 million in 1997 as a result of lower operating earnings for this segment in 1998. The 1997 results included a non-cash charge of $15 million for a facility closure.

 .    $256 million for pulp, paper and packaging compared to $218 million in the prior year. This difference is attributable to: (1) an operating profit of $91 million this year compared to an operating loss of $21 million last year, (2) a non-cash charge of $49 million in 1997 for facility closures, and (3) reduced depreciation expense in 1998 due to NORPAC being included in consolidated results for only one month.

The net cash used by operations in the real estate and related assets segment year to date was $44 million. Cash of $56 million was used for working capital. An increase in real estate inventories and reductions in accounts payable and accrued liabilities, were offset in part with net earnings of $26 million. In the previous year, cash used for operations was $123 million with working capital requirements of $166 million, primarily for real estate and land purchases and development and a net increase in mortgages held for sale as originations exceeded sales.

Investing

Year-to-date consolidated capital expenditures were $255 million, down from the $304 million expended in the same period of 1997. The 1998 spending by segment was $127 million for timberlands and wood products, $121 million for the pulp, paper and packaging segment and $7 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $750 million for the year. However this expenditure level could increase or decrease as a consequence of future economic conditions.

The cash needed to meet these and other company needs is generated from internal cash flow and short-term borrowing. The company also received proceeds of $218 million from the restructuring of its equity position in NORPAC.

Weyerhaeuser Company
-21-

Financing

The company's debt position at the end of the second quarter increased by $22 million from the end of 1997. Cash provided from the sale of industrial revenue bonds and additional commercial paper borrowings was essentially offset by payments on existing debt. The company's debt to total capital ratio was 40.5% at the end of the quarter, up from 38.6% a year earlier.

The real estate and related assets segment applied cash inflows from intercompany and commercial paper borrowings to help in the $338 million long-term debt reduction.

During the first half of 1998, the company paid $160 million in cash dividends; compared to $158 million paid in the 1997 first half.

The company expended $42 million to purchase 924 thousand shares of its common stock during the 1998 first quarter to complete the 11 million-share repurchase program that commenced in 1995.

Market Risk of Financial Instruments

The company has exposure to market risk including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the company has entered into limited derivative transactions to manage well-defined interest rate and foreign exchange risks. The company does not hold or issue derivative financial instruments for trading. The majority of the company's derivative instruments are "pay fixed, receive variable" interest rate swaps with highly rated counterparties in which the interest payments are calculated on a notional amount. The notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The company is exposed to credit-related gains or losses in the event of non-performance by counterparties to these financial instruments; however, the company does not expect any counterparties to fail to meet their obligations. Interest rate swaps are described as follows:

-------------------------------------------------------------------------
                                Variable Rate at
 Dollar amount in millions       June 28, 1998
-------------------------------------------------------------------------
 Notional  Maturity    Fixed                                Fair Value
  Amount     Date      Rate %    %      Based On            of Swap(1)
-------------------------------------------------------------------------
 $    27    5/1/99      6.70    8.50   11.95% - Kenny index $    .4
      75   12/6/99 (2)  6.85    5.66   30 day LIBOR            (2.2)
-------------------------------------------------------------------------
 $   102                                                    $  (1.8)
-------------------------------------------------------------------------

(1) The amount of the obligation under each swap is based on the assumption that such swap had terminated at the end of the fiscal period, and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.
(2) Includes the value of an option, by the counterparty, to extend for two years at maturity date.

Environmental Matters

Effective May 18, 1998, two populations of steelhead trout were listed as threatened species under the Endangered Species Act (ESA), one in the Lower Columbia River and one in the Central Valley of California. On August 3, 1998, the National Marine Fisheries Service announced that Coho salmon that spawn in Oregon coastal streams would be listed as a threatened species. Regulatory actions taken by the states of Washington, Oregon and California to protect habitat for these species may, in the future, result in restrictions on timber harvests and could affect forest management practices in such states, including company timberlands in Southwest Washington. Several additional species have been proposed to be listed as threatened or endangered under the ESA, including certain Chinook salmon, steelhead trout, chum salmon and sockeye salmon in parts of Washington, Oregon and California. A consequence of such future listings may be reductions in the sale and harvest of federal timberlands in the Pacific Northwest and California. Requirements to protect habitat for threatened and endangered species on non-federal timberlands have resulted, and may in the future result, in restrictions on timber harvests on some non-federal timberlands in the Pacific Northwest, including some timberlands of the company, could affect future harvest and forest management practices in some of the company's timberlands, could increase operating costs, and could affect timber supply and prices in some regions. The company does not believe that such restrictions and effects will have a significant effect on the company's total harvest of timber in 1998 or 1999, although they may have such an effect in the future.

A ballot initiative has been certified for the November election in Oregon, that, if approved by the voters, would substantially limit harvesting and silvicultural practices on timberland in Oregon, including the company's approximately 600 thousand acres of timberland in that state. If the initiative passes and is upheld by the courts, it would have a material adverse affect on the company's Oregon timber operations and could effect timber product markets throughout the West.

Weyerhaeuser Company
-22-


Year 2000

Weyerhaeuser, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem before the end of 1999. The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g., DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The company has embarked on a comprehensive approach to identify where this problem may occur in its information technology, manufacturing and facilities systems. The company plans to modify or replace its affected systems in a manner that will minimize any detrimental effects on operations, with a goal of correcting affected systems that will have a critical effect on its business operations by the end of 1998. While it is difficult, at present, to fully quantify the overall cost of this work, the company estimates that the overall cost of remediation could approach $100 million over the 1998-1999 time frame. The company presently believes that it will not have a material effect on the company's current financial position or liquidity; however, in any given future reporting period such costs could have a material effect on results of operations. Through the second quarter of 1998, the company has incurred $9.3 million of remediation costs and expects substantial additional costs to be incurred in the third and fourth quarters of 1998.

Subsequent Event

On August 4, 1998, the company announced the signing of a definitive agreement to purchase the Dryden, Ontario, Canada uncoated freesheet mill and related assets from Bowater Inc. for approximately US$520 million. The company expects to complete the purchase on or before November 30, 1998.

The Dryden facility has the capacity to produce 380,000 short tons of fine paper per year and a small amount of bleached softwood market pulp. Two lumber mills, with 200 million board feet of capacity, and timber licenses comprising 1.8 million hectares (4.35 million acres) are also part of the purchase.

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

In November 1996, an action was filed against the company in Superior Court for King County, Washington, on behalf of a purported class of all individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1980. The action alleges the company has manufactured and distributed defective hardboard siding and has breached express warranties and consumer protection statutes in its sale of hardboard siding. The action seeks compensatory damages, including prejudgment interest, and seeks damages for the cost of replacing siding that rots subsequent to the entry of any judgment. In January 1997, an action was filed, also in Superior Court for King County, Washington, on behalf of a purported class of all individuals, proprietorships, partnerships, corporations, and other business entities in the United States on whose homes, condominiums, apartment complexes or commercial buildings hardboard siding manufactured by the company has been installed. The action alleges the company has breached express and implied warranties in its sale of hardboard siding and also has violated the Consumer Protection

Weyerhaeuser Company
-23-


Part II
-----------------------------------------------------------------------------

Item 1.  Legal Proceedings (continued)
--------------------------------------

Act of the State of Washington. The action seeks damages, prejudgment interest, costs and reasonable attorney fees. In December 1997, the two cases were consolidated for the purpose of discovery and resolution of the class certification issue. Also, in December 1997, the plaintiffs in the first of the two cases filed a motion to change the trial date and for leave to move for class certification. In January 1998, the court denied this motion. The first case was settled for approximately $11 thousand in March 1998. The second case was settled for approximately $4 thousand in April 1998. In June 1998, a lawsuit was filed against the company in San Francisco County Superior Court on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company has manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. The company is a defendant in approximately eighteen other hardboard siding cases, two of which purport to be state-wide class actions on behalf of purchasers of single- or multi-family residences that contain the company's hardboard siding, one in Iowa and one in Nebraska. Class certification was denied in the Nebraska case in May 1998.

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

Item 4. Submission of Matters to a Vote of Security Holders

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 21, 1998 were:

 .    The reelection of William D. Ruckelshaus, Richard H. Sinkfield, and
     Philip M. Hawley and the election of Steven R. Rogel and James N. Sullivan to the board of directors.

                            For          Withheld
                       -----------       ---------
   Hawley               169,867,312      2,063,439
   Rogel                169,947,838      1,982,913
   Ruckelshaus          169,914,747      2,016,004
   Sinkfield            169,920,373      2,010,378
   Sullivan             169,942,001      1,988,750

                                         For         Against     Abstain
                                      -----------   ---------   ---------
 .    Board of Directors proposal to
     approve the 1998 Long-Term       161,117,570   9,735,749   1,077,432
     Incentive Compensation Plan

Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) The registrant filed reports on Form 8-K dated January 23, April 16, June 16, and July 14, 1998, reporting information under Item 5, Other Events.