Form 10-Q
period 1998-09-27
WEYERHAEUSER CO
filed 1998-11-06
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                               FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirty-nine weeks ended September 27, 1998 or

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

The number of shares outstanding of the registrant's class of common stock, as of October 30, 1998 was 198,995,821 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                         Index to Form 10-Q Filing
            For the thirty-nine weeks ended September 27, 1998

                                                              Page No.
                                                              --------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                     3
            Consolidated Balance Sheet                            4-5
            Consolidated Statement of Cash Flows                  6-7
            Notes to Financial Statements                         9-16

Item 2.   Management's Discussion and Analysis of Financial      17-23
          Condition and Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings                                       23
Item 2.   Changes in Securities                           (not applicable)
Item 3.   Defaults upon Senior Securities                 (not applicable)
Item 4.   Submission of Matters to a Vote of              (not applicable)
          Security Holders
Item 5.   Other Information                               (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                        23

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December
28,  1997.  Though  not  examined  by  independent   public
accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ending September 27, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

                                   WEYERHAEUSER COMPANY


                                   By  /s/ K. J. Stancato
                                       -------------------
                                       K. J. Stancato
                                       Duly Authorized Officer and
                                       Principal Accounting Officer

November 6, 1998

Weyerhaeuser Company
-3-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               -------------
                           CONSOLIDATED EARNINGS
                           For the periods ended
                 September 27, 1998 and September 28, 1997
    (Dollar amounts in millions except as noted and per share figures)
                                (Unaudited)

                                    Thirteen weeks         Thirty-nine
                                         ended             weeks ended
                                  -------------------  -------------------
                                  Sept. 27, Sept. 28,  Sept. 27, Sept. 28,
                                    1998      1997       1998      1997
                                  --------- ---------  --------- ---------
Net sales and revenues:
 Weyerhaeuser                     $  2,439  $  2,582   $  7,206  $  7,656
 Real estate and related assets        297       241        809       684
                                  --------- ---------  --------- ---------
Total net sales and revenues         2,736     2,823      8,015     8,340
                                  --------- ---------  --------- ---------

Costs and expenses:
 Weyerhaeuser:
  Costs of products sold             1,875     2,018      5,628     5,967
  Depreciation, amortization and
   fee stumpage                        145       144        435       460
  Selling, general and
   administrative expenses             181       152        499       499
  Research and development expenses     12        13         41        41
  Taxes other than payroll and
   income taxes                         33        34         99       109
  Charge for closure or disposition
   of facilities                        --        10         --        74
                                  --------- ---------  --------- ---------
                                     2,246     2,371      6,702     7,150
                                  --------- ---------  --------- ---------

 Real estate and related assets:
  Costs and operating expenses         249       202        688       542
  Depreciation and amortization          1         2          4        10
  Selling, general and
   administrative expenses              13        13         40        83
  Taxes other than payroll and
   income taxes                          2         2          7         6
                                  --------- ---------  --------- ---------
                                       265       219        739       641
                                  --------- ---------  --------- ---------
Total costs and expenses             2,511     2,590      7,441     7,791
                                  --------- ---------  --------- ---------

Operating income                       225       233        574       549

Interest expense and other:
 Weyerhaeuser:
  Interest expense incurred             66        66        198       204
  Less interest capitalized              3         4          5        12
  Other income (expense), net            3         6         22       (10)
 Real estate and related assets:
  Interest expense incurred             18        25         56        86
  Less interest capitalized             16        18         46        53
  Other income, net                     12        10         26        71
                                  --------- ---------  --------- ---------
Earnings before income taxes           175       180        419       385
Income taxes (Note 4)                   65        66        155       141
                                  --------- ---------  --------- ---------
Net earnings                      $    110  $    114   $    264  $    244
                                  ========= =========  ========= =========

Basic net earnings per share      $   0.56  $   0.57   $   1.33  $   1.23

Diluted net earnings per share    $   0.55  $   0.57   $   1.32  $   1.23

Average shares outstanding
 (thousands)                       198,886   198,756    198,886   198,756
Dilutive effect of stock options
 assuming dilution                     101       960        359       577
                                  --------- ---------  --------- ---------
Average shares outstanding         198,987   199,716    199,245   199,333
                                  ========= =========  ========= =========

Dividends paid per share          $    .40  $    .40   $   1.20  $   1.20
                                  ========= =========  ========= =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ------------
                        CONSOLIDATED BALANCE SHEET
                 September 27, 1998 and December 28, 1997
                       (Dollar amounts in millions)

                                                      Sept. 27,   Dec. 28,
                                                         1998      1997
                                                     ----------- ---------
                                                     (Unaudited)
Assets
------
Weyerhaeuser
 Current assets:
  Cash and short-term investments (Note 1)           $      328  $    100
  Receivables, less allowances                              908       913
  Inventories (Note 5)                                      923       983
  Prepaid expenses                                          279       298
                                                     ----------- ---------
    Total current assets                                  2,438     2,294

 Property and equipment (Notes 6 and 10)                  6,174     6,974
 Construction in progress                                   301       313
 Timber and timberlands at cost, less fee stumpage
  charged to disposals                                    1,022       996
 Investments in and advances to equity affiliates
  (Notes 3 and 10)                                          437       249
 Other assets and deferred charges                          326       245
                                                     ----------- ---------
                                                         10,698    11,071
                                                     ----------- ---------

Real estate and related assets
 Cash and short-term investments, including
  restricted deposits                                         4        22
 Receivables, less discounts and allowances                  82        62
 Mortgage-related financial instruments, less
  discounts and allowances                                  149       173
 Real estate in process of development and for sale         594       593
 Land being processed for development                       891       845
 Investments in and advances to joint ventures and
  limited partnerships, less reserves (Note 3)              108       116
 Other assets                                               146       193
                                                     ----------- ---------
                                                          1,974     2,004
                                                     ----------- ---------

    Total assets                                     $   12,672  $ 13,075
                                                     =========== =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-


                                                      Sept. 27,   Dec. 28,
                                                         1998      1997
                                                     ----------- ---------
                                                     (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
 Current liabilities:
  Notes payable                                      $        7  $     25
  Current maturities of long-term debt                       90        17
  Accounts payable (Note 1)                                 635       694
  Accrued liabilities (Note 7)                              592       648
                                                     ----------- ---------
    Total current liabilities                             1,324     1,384

 Long-term debt (Note 9)                                  3,329     3,483
 Deferred income taxes (Note 10)                          1,369     1,418
 Deferred pension and other liabilities                     455       498
 Minority interest in subsidiaries (Note 10)                 --       121
 Commitments and contingencies (Note 12)
                                                     ----------- ---------
                                                          6,477     6,904
                                                     ----------- ---------
Real estate and related assets
 Notes payable and commercial paper                         558       228
 Long-term debt (Note 9)                                    767     1,032
 Other liabilities                                          265       262
 Commitments and contingencies (Note 12)
                                                     ----------- ---------
                                                          1,590     1,522
                                                     ----------- ---------

    Total liabilities                                     8,067     8,426
                                                     ----------- ---------

Shareholders' interest (Note 11)
 Common shares:  authorized 400,000,000 shares,
  issued 206,072,890 shares, $1.25 par value                258       258
 Other capital                                              406       407
 Retained earnings                                        4,422     4,397
 Cumulative other comprehensive (expense) (Note 2):
  Foreign currency translation adjustment                  (168)     (123)
 Treasury common shares, at cost:  7,079,969 and
  6,586,939                                                (313)     (290)
                                                     ----------- ---------
    Total shareholders' interest                          4,605     4,649
                                                     ----------- ---------
    Total liabilities and shareholders' interest     $   12,672  $ 13,075
                                                     =========== =========


Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ------------
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the thirty-nine week periods ended
                September 27, 1998 and September 28, 1997
                       (Dollar amounts in millions)
                                (Unaudited)

                                                          Consolidated
                                                      --------------------
                                                      Sept. 27,  Sept. 28,
                                                         1998       1997
                                                      ---------  ---------
Cash provided by (used for) operations:
 Net earnings                                         $    264   $    244
 Non-cash charges (credits) to income:
  Depreciation, amortization and fee stumpage              439        470
  Deferred income taxes, net                               120         70
  Pension credits                                          (43)        --
  Charge for closure or disposition of facilities           --         74
 Decrease (increase) in working capital:
  Accounts receivable                                      (58)       (72)
  Inventories, real estate and land                        (12)       (96)
  Prepaid expenses                                          18          6
  Mortgage-related financial instruments                    24        (67)
  Accounts payable and accrued liabilities                 (71)       (89)
 (Gain) loss on disposition of assets                        5          7
 (Gain) on disposition of a business                        --        (58)
 Other                                                     (77)        54
                                                      ---------  ---------
Net cash provided by (used for) operations                 609        543
                                                      ---------  ---------

Cash provided by (used for) investing activities:
 Property and equipment                                   (348)      (417)
 Timber and timberlands                                    (48)       (34)
 Investments in and advances to equity affiliates           20       (173)
 Proceeds from sale of:
  Property and equipment                                    33         33
  Businesses                                                --        269
  Mortgage-related financial instruments                    48         29
 Restructuring the ownership of a subsidiary (Note 10)     218         --
 Intercompany advances                                      --         --
 Other                                                      (6)        (4)
                                                      ---------  ---------
Net cash provided by (used for) investing activities       (83)      (297)
                                                      ---------  ---------

Cash provided by (used for) financing activities:
 Issuances of debt                                         158        508
 Sale of industrial revenue bonds                           48         38
 Notes and commercial paper borrowings, net                254       (384)
 Cash dividends                                           (239)      (238)
 Intercompany cash dividends                                --         --
 Payments on debt                                         (511)      (240)
 Purchase of treasury common shares                        (42)       (16)
 Exercise of stock options                                  18         61
 Other                                                      (2)        (3)
                                                      ---------  ---------
Net cash provided by (used for) financing activities      (316)      (274)
                                                      ---------  ---------

Net increase (decrease) in cash and short-term
 investments                                               210        (28)
Cash and short-term investments at beginning of year       122         71
                                                      ---------  ---------
Cash and short-term investments at end of period      $    332   $     43
                                                      =========  =========

Cash paid (received) during the period for:
 Interest, net of amount capitalized                  $    247   $    259
                                                      =========  =========
 Income taxes                                         $     65   $     30
                                                      =========  =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-






                         Real Estate and
    Weyerhaeuser          Related Assets
--------------------   --------------------
Sept. 27,  Sept. 28,   Sept. 27,  Sept. 28,
   1998       1997        1998       1997
---------  ---------   ---------  ---------

$    213   $    192    $     51   $     52

     435        460           4         10
     106         51          14         19
     (42)        --          (1)        --
      --         74          --         --

     (26)       (77)        (32)         5
      30         57         (42)      (153)
      18          6          --         --
      --         --          24        (67)
     (90)      (135)         19         46
      14         13          (9)        (6)
      --        (13)         --        (45)
     (44)        58         (33)        (4)
---------  ---------   ---------  ---------
     614        686          (5)      (143)
---------  ---------   ---------  ---------


    (346)      (415)         (2)        (2)
     (48)       (34)         --         --
      (6)      (190)         26         17

      14         19          19         14
      --         77          --        192
      --         --          48         29
     218         --          --         --
     (39)       198          39       (198)
      (5)        (2)         (1)        (2)
---------  ---------   ---------  ---------
    (212)      (347)        129         50
---------  ---------   ---------  ---------


       4        495         154         13
      48         38          --         --
     (69)      (605)        323        221
    (239)      (238)         --         --
     190         --        (190)        --
     (82)       (81)       (429)      (159)
     (42)       (16)         --         --
      18         61          --         --
      (2)        (3)         --         --
---------  ---------   ---------  ---------
    (174)      (349)       (142)        75
---------  ---------   ---------  ---------


     228        (10)        (18)       (18)
     100         33          22         38
---------  ---------   ---------  ---------
$    328   $     23    $      4   $     20
=========  =========   =========  =========


$    230   $    225    $     17   $     34
=========  =========   =========  =========
$     26   $     68    $     39   $    (38)
=========  =========   =========  =========

Weyerhaeuser Company
-8-






                    This page intentionally left blank.

Weyerhaeuser Company
-9-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ------------
                       NOTES TO FINANCIAL STATEMENTS
       For the thirty-nine week periods ended September 27, 1998 and
                            September 28, 1997


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

Accounting Pronouncements Implemented

In the first quarter of 1998, the company implemented Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, that establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. See Note 2.

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

 .   SOP 98-5, Reporting on the Costs of Start-up Activities, that requires the costs of start-up activities be expensed as incurred. This SOP must be adopted in fiscal years beginning after December 15, 1998.
    When this SOP is adopted, the company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that remain on the balance sheet at the date the new SOP is adopted. The company estimates that the pre-tax impact of this pronouncement, when implemented in the first quarter of 1999, will be from $155 million to $160 million.

Net Earnings Per Common Share

Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 595,094 shares at $56.78 per share, 1,347,730 shares at $51.09 per share, and 150,000 shares at $53.06 per share were outstanding during the thirty-nine weeks ending September 27, 1998. These options were not included in the computation of diluted earnings per share for the period because the option exercise prices were greater than the average market price of common shares during the period.

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

Derivatives

The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange risks.
These include:

 .   Foreign exchange contracts, which are hedges for foreign-denominated acquisitions, accounts receivable, accounts payable and short-term debt, that have gains or losses recognized at settlement date.

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

The notional amounts of these derivative financial instruments are $627 million and $492 million at September 27, 1998, and December 28, 1997, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $270 million and $246 million at September 27, 1998, and December 28, 1997, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $235 million and $237 million greater at September 27, 1998, and December 28, 1997, respectively.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented. Accordingly, there were negative book cash balances of $121 million and $185 million at September 27, 1998, and December 28, 1997, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Note 2: Comprehensive Income

Consolidated comprehensive income is as follows:

                                    Thirteen weeks         Thirty-nine
                                         ended             weeks ended
                                  -------------------  -------------------
                                  Sept. 27, Sept. 28,  Sept. 27, Sept. 28,
Dollar amounts in millions           1998      1997       1998      1997
                                  --------- ---------  --------- ---------
Net income                        $    110  $    114   $    264  $    244
Other comprehensive (expense)
 Foreign currency translation          (33)       (5)       (72)      (18)
 Income tax benefit                     13         2         27         7
  Other comprehensive (expense),
   net of income tax                   (20)       (3)       (45)      (11)
                                  --------- ---------  --------- ---------
Comprehensive income              $     90  $    111   $    219  $    233
                                  ========= =========  ========= =========

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

Unconsolidated financial information for affiliated companies which are accounted for by the equity method is as follows:

                                                       Sept. 27,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Current assets                                         $    169   $    94
Non-current assets                                        1,307       678
Current liabilities                                          57        56
Non-current liabilities                                     730       420

                                                           Thirty-nine
                                                           weeks ended
                                                      --------------------
                                                      Sept. 27,  Sept. 28,
                                                         1998       1997
                                                      ---------  ---------
Net sales and revenues                                $    516   $    147
Operating income                                            80          2
Net income (loss)                                           38        (19)

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

Unconsolidated financial information for joint ventures and limited partnerships which are accounted for by the equity method is as follows:

                                                       Sept. 27,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Current assets                                         $  1,725   $ 1,689
Non-current assets                                          236       284
Current liabilities                                       1,300     1,306
Non-current liabilities                                     124       145

                                                           Thirty-nine
                                                           weeks ended
                                                      --------------------
                                                      Sept. 27,  Sept. 28,
                                                         1998       1997
                                                      ---------  ---------
Net sales and revenues                                $    148   $    144
Operating income                                            67         70
Net income                                                  45         42

Weyerhaeuser Company
-14-


The company may charge management and/or development fees to the joint ventures or limited partnerships. The aggregate total of these transactions is not material to the results of operations of the company.

Note 4: Income Taxes

Provisions for income taxes include the following:         Thirty-nine
                                                           weeks ended
                                                      --------------------
                                                      Sept. 27,  Sept. 28,
Dollar amounts in millions                               1998       1997
                                                      ---------  ---------
Federal:
 Current                                              $     26   $     39
 Deferred                                                   95         71
                                                      ---------  ---------
                                                           121        110
                                                      ---------  ---------
State:
 Current                                                     6          3
 Deferred                                                    4          3
                                                      ---------  ---------
                                                            10          6
                                                      ---------  ---------
Foreign:
 Current                                                     3         29
 Deferred                                                   21         (4)
                                                      ---------  ---------
                                                            24         25
                                                      ---------  ---------

Total                                                 $    155   $    141
                                                      =========  =========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended September 27, 1998, and September 28, 1997, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirty-nine week periods ended September 27, 1998, and September 28, 1997, were 37% and 36.5%, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 5: Inventories

                                                       Sept. 27,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Logs and chips                                         $     86   $   103
Lumber, plywood and panels                                  159       154
Pulp, newsprint and paper                                   154       185
Containerboard, paperboard and packaging                    109       107
Other products                                              151       152
Materials and supplies                                      264       282
                                                       ---------  --------
                                                       $    923   $   983
                                                       =========  ========

Weyerhaeuser Company
-15-


Note 6: Property and Equipment

                                                       Sept. 27,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Property and equipment, at cost:
 Land                                                  $    156   $   158
 Buildings and improvements                               1,611     1,721
 Machinery and equipment                                  9,273     9,954
 Rail and truck roads and other                             598       599
                                                       ---------  --------
                                                         11,638    12,432

Less allowance for depreciation
 and amortization                                         5,464     5,458
                                                       ---------  --------
                                                       $  6,174   $ 6,974
                                                       =========  ========

Note 7: Accrued Liabilities

                                                       Sept. 27,  Dec. 28,
Dollar amounts in millions                                1998      1997
                                                       ---------  --------
Payroll -- wages and salaries, incentive awards,
 retirement and vacation pay                           $    254   $   268
Taxes -- social security and real and personal
 property                                                    55        53
Interest                                                     54        91
Income taxes                                                 27        42
Other                                                       202       194
                                                       ---------  --------
                                                       $    592   $   648
                                                       =========  ========

Note 8: Short-Term Debt

Lines of Credit

The company has short-term bank credit lines that can be availed of by the company and Weyerhaeuser Real Estate Company (WRECO). The credit lines provide for borrowings of up to $500 million as of September 27, 1998 and $425 million as of December 28, 1997. No portion of these lines has been availed of by the company or WRECO at September 27, 1998, or December 28, 1997. Neither of the entities referred to herein is a guarantor of the borrowings of the other.

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

Weyerhaeuser Financial Services, Inc. (WFS), a wholly owned subsidiary, paid down a revolving credit facility agreement effective June 1998. $75 million was outstanding under this facility at December 28, 1997. WFS has negotiated a new set of term credit facility agreements with a group of banks that provide for borrowings of up to $150 million. At September 27, 1998, $150 million had been drawn and is outstanding.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $125 million and $194 million as of September 27, 1998, and December 28, 1997, respectively.

Weyerhaeuser Company
-16-


No portion of these lines has been availed of by the company, WRECO or WFS at September 27, 1998, and December 28, 1997, except as noted.

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

Note 11:    Shareholders' Interest

Common shares reserved for stock option plans were 7,287,000 shares at September 27, 1998, and 5,848,000 shares at December 28, 1997.

Note 12:    Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, were $396 million year-to-date in 1998 and $656 million for the year 1997. They are expected to be approximately $600 million in 1998; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Weyerhaeuser Company
-17-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Results of Operations

Net sales and revenues and earnings before interest expense and income taxes by segment are:

                                    Thirteen weeks         Thirty-nine
                                         ended             weeks ended
                                  -------------------  -------------------
                                  Sept. 27, Sept. 28,  Sept. 27, Sept. 28,
Dollar amounts in millions           1998      1997       1998      1997
                                  --------- ---------  --------- ---------
Net sales and revenues:
 Timberlands and wood products    $  1,333  $  1,389   $  3,827  $  4,145
 Pulp, paper and packaging           1,068     1,160      3,269     3,410
 Real estate and related assets        297       241        809       684
 Corporate and other                    38        33        110       101
                                  --------- ---------  --------- ---------
                                  $  2,736  $  2,823   $  8,015  $  8,340
                                  ========= =========  ========= =========

Earnings before interest expense
 and income taxes:
 Timberlands and wood products(1) $    191  $    172   $    536  $    554
 Pulp, paper and packaging(2)           67        97        158        76
 Real estate and related
  assets(3) (4)                         38        24         79        80
 Corporate and other(5)                (58)      (52)      (161)     (134)
                                  --------- ---------  --------- ---------
                                  $    238  $    241   $    612  $    576
                                  ========= =========  ========= =========

(1) 1997 third quarter and year-to-date results include charges of $10 million and $25 million, respectively, associated with the closures of the Philadelphia, Mississippi, and Plymouth, North Carolina, plywood facilities.
(2) 1997 year-to-date results include special items of $28 million which is the net of a $49 million charge for the consolidation, closure or disposition of certain recycling facilities and the closure of the Longview, Washington, corrugated medium machine in prior quarters and a gain of $21 million on the sale of Saskatoon Chemicals, Ltd. during the 1997 third quarter.
(3) 1997 year-to-date results include a gain of $45 million from the sale of the company's wholly owned subsidiary, Weyerhaeuser Mortgage Company.
(4) Includes net interest expense of $5 million and $7 million for thirteen weeks and $16 million and $33 million for thirty-nine weeks related to the financial services businesses.
(5) 1997 year-to-date results include pretax income of $10 million from the net effect of interest income from a favorable federal income tax decision and the loss incurred in the sale of Shemin Nurseries.

Consolidated Results

Consolidated net earnings for the third quarter were $110 million, or 56 cents basic and 55 cents diluted earnings per common share, compared with 1997 third quarter earnings of $114 million, or 57 cents basic and diluted earnings per common share. The 1997 quarterly results include a net after-tax gain of $7 million, or 4 cents per common share from the sale of the company's chemical business in Saskatoon, SK, Canada, offset by the closure of the Philadelphia, MS plywood facility.

Consolidated net sales and revenues for the quarter were $2.7 billion, which is 3% lower than the $2.8 billion reported for the same quarter last year. Increased competition in domestic markets and weak Asian market demand resulted in lower quarterly sales.

Year-to-date earnings were $264 million, or $1.33 basic and $1.32 diluted earnings per common share, in contrast to the $244 million, or $1.23 basic and diluted earnings per common share reported in 1997. 1997 results include a net gain of $1 million, or 1 cent per common share, for the effect of special items year-to-date. In addition to the special items recognized in the third quarter, the 1997 year-to-date results included losses from restructuring the recycling business, the permanent closure of a corrugated medium machine, the closure of another plywood mill and the sale of the wholesale nursery business. These losses were offset, in part, by the gain on the sale of the company's mortgage banking business and interest income from a favorable federal income tax decision.

Weyerhaeuser Company
-18-


Net sales and revenues to date are $8 billion, a 4% decrease from 1997 results. Lower market prices due to high industry inventory levels and increased international competitiveness contributed to the decrease.

Timberlands and Wood Products

Operating earnings for the quarter were $191 million, up from the $172 million reported in 1997. Strong demand for oriented strand board and plywood, along with good performance from the building materials distribution business, accounted for higher earnings. Last year's earnings included a $10 million charge associated with closing the Philadelphia, MS plywood facility. The company has announced the restructure of its British Columbia lumber operations. Charges associated with this activity, which are expected to be finalized in the fourth quarter, may be material to the company's quarterly results from operations.

Net sales were $1.3 billion for the quarter, equal to 1998 second quarter sales and slightly lower than third quarter 1997 sales of $1.4 billion. Increased prices for oriented strand board and panel products, plus strong demand in the building distribution business, offset lower export prices and volumes in lumber and logs.

Third party sales and total production volumes for the major products in this segment are as follows:

                                    Thirteen weeks         Thirty-nine
                                         ended             weeks ended
                                  -------------------  -------------------
Third party sales volumes         Sept. 27, Sept. 28,  Sept. 27, Sept. 28,
 (millions)                          1998      1997       1998      1997
-------------------------         --------- ---------  --------- ---------

 Raw materials--cubic feet             154       148        435       444
 Softwood lumber--board feet         1,276     1,249      3,701     3,705
 Softwood plywood and
  veneer-square feet (3/8")            474       536      1,388     1,581
 Composite panels--square feet
  (3/4")                               146       135        444       426
 Oriented strand board--square
  feet (3/8")                          686       650      2,032     1,844
 Hardwood lumber--board feet            80        90        250       277
 Engineered wood
  products--lineal feet                 47        39        123       105
 Hardwood doors (thousands)            208       197        611       544

Total production volumes (millions)
-----------------------------------

 Logs--cubic feet                      246       241        739       733
 Softwood lumber--board feet           987     1,005      3,012     3,023
 Softwood plywood and
  veneer--square feet (3/8")           243       291        729       858
 Composite panels--square feet
  (3/4")                               128       120        386       369
 Oriented strand board--square
  feet (3/8")                          553       523      1,624     1,519
 Hardwood lumber--board feet            84        92        258       267
 Hardwood doors (thousands)            201       191        617       555

Pulp, Paper and Packaging

Third quarter operating earnings of $67 million are lower than 1997 third quarter earnings of $76 million, before the $21 million gain on the sale of Saskatoon Chemicals, Ltd. Despite weakening markets, results improved over the second quarter due to lower costs and improved operating performance. Segment results are also impacted by the restructure of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Net sales for the quarter were $1.1 billion, slightly lower in comparison to 1997 third quarter and on par with 1998 second quarter sales. Weakening markets due to lower market prices and high industry inventory levels contributed to the decrease.

Weyerhaeuser Company
-19-


Third party sales and total production volumes for the major products in this segment are as follows:

                                    Thirteen weeks         Thirty-nine
                                         ended             weeks ended
                                  -------------------  -------------------
Third party sales volumes         Sept. 27, Sept. 28,  Sept. 27, Sept. 28,
 (thousands)                         1998      1997       1998      1997
-------------------------         --------- ---------  --------- ---------

 Pulp--air-dry metric tons             481       494       1,499    1,463
 Paper--tons                           293       291         822      873
 Containerboard--tons                   76        86         245      289
 Packaging--MSF                     11,065    11,180      33,511   33,773
 Newsprint--metric tons                 --       166          62      499
 Paperboard--tons                       59        62         175      177
 Recycling--tons                       618       538       1,895    1,668

Total production volumes
(thousands)
------------------------
 Pulp--air-dry metric tons             513       520       1,421    1,519
 Paper--tons                           275       283         852      840
 Containerboard--tons                  580       595       1,771    1,785
 Packaging--MSF                     11,535    11,666      35,084   35,286
 Newsprint--metric tons                 --       180          69      526
 Paperboard--tons                       60        64         175      173
 Recycling--tons                       942       864       2,868    2,717

Real Estate and Related Assets

Third quarter operating earnings for this segment were $38 million, compared to $24 million in third quarter 1997. Strong demand in the U.S. housing market and increased home sales contributed to the quarter's results.

Costs and Expenses

Weyerhaeuser's costs of products sold of $1.9 billion are down from 1997 third quarter costs of $2 billion, and are approximately the same as second quarter 1998. Costs of products sold as a percentage of sales is 77% for the current quarter, compared to 78% in third quarter 1997 and 80% in the second quarter of this year. The lower cost of products sold as a percentage of sales in comparison to 1997 are due to lower sales volumes and the impact of the restructure of the NORPAC subsidiary. Lower year-to-date depreciation, amortization and fee stumpage expense also are a result of the NORPAC restructure. Non-cash charges of $10 million in the third quarter of 1997 and $74 million year-to-date relate to the closure or disposition of facilities.

Costs and operating expenses for the real estate and related assets segment were higher than the 1997 third quarter due to increased sales activity. Selling, general and administrative expenses for the year are down significantly from the prior year as a result of the sale of the company's mortgage banking subsidiary in May 1997.

Other income (expense) is an aggregation of both recurring and occasional income or expense items and, as a result, fluctuates from period to period. No single item is significant in relation to operating earnings in 1998.
In 1997, the following income items were significant in relation to operating earnings:
 . The gain of $21 million from the sale of Saskatoon Chemicals, Ltd., . The gain of $45 million from the sale of the mortgage banking subsidiary, and
 . Net special items of $l0 million income as a result of a favorable tax decision and the sale of Shemin Nurseries.

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

Operations

Net cash of $614 million was provided by Weyerhaeuser operations during the first nine months of 1998 compared to $686 million in the same period a year ago. In the current year, $682 million was provided by operations before net changes in working capital, $153 million less than 1997. Significant items included in 1998 were net earnings of $213 million, along with depreciation, amortization and fee stumpage of $435 million and deferred taxes of $106 million offset in part by a $42 million pension credit. In 1997, net earnings of $192 million, including depreciation, amortization and fee stumpage of $460 million, deferred taxes of $51 million, and $74 million in non-cash charges for the closure or disposition of facilities, were the major contributors.

1998 working capital, net of the effects of the NORPAC equity restructuring, used $68 million compared to a use of $149 million in 1997. The material differences in the year-to-year reduction were a smaller net increase in accounts receivable along with a lesser outlay of cash for accounts payable.

Inventory levels, excluding the effects of inventory reduction from the NORPAC equity restructuring, were down $30 million from the previous year-end. The annualized product inventory turnover was 12 turns for the quarter, a slight improvement from the previous quarter, but down from 12.6 turns in the comparable quarter a year ago.

For the principal business segments, earnings before interest expense and income taxes plus non-cash charges for the first nine months of 1998 were:

 . $710 million for timberlands and wood products compared to $758 million in the same period a year ago. Operating earnings for this segment were $18 million lower than last year. In addition, 1997 included a non-cash charge of $25 million for the closure of two plywood facilities.

 . $405 million for the pulp, paper and packaging segment compared to $393 million in 1997. Operating earnings in 1998 were $158 million, double the 1997 earnings. 1997 non-cash charges included a charge of $49 million for facilities closures. In addition, the 1998 depreciation is lower than 1997 due to NORPAC being included in the consolidated results for only one month.

The real estate and related assets segment had a minimal net cash use of $5 million for operations through the end of nine months in the current year compared to a use of $143 million for the same period of 1997. Net earnings and other sources of funds provided before changes in working capital for both periods were comparable. The 1997 net income included a $45 million gain on the sale of the mortgage banking business. Cash used for working capital was $31 million, significantly less than the $169 million used for this purpose last year. Reduced cash outflows for land purchases and development and mortgage loan sales exceeding originations in 1998 were the primary reasons for this change from year to year.

Investing

Consolidated capital expenditures for the first nine months of 1998 were $396 million compared to 1997 expenditures of $451 million. By segment, the 1998 expenditures were $186 million for timberlands and wood products, $192 million for pulp, paper and packaging and $18 million for corporate and other. The company currently anticipates capital expenditures for the year, excluding acquisitions, to be approximately $600 million; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

The cash needed to meet capital and other Weyerhaeuser needs was generated from internal cash flow, proceeds from the restructuring of its equity position in NORPAC and repayment of intercompany advances from subsidiaries, which are eliminated upon consolidation.

Weyerhaeuser Company
-21-


On a consolidated basis, proceeds from the sales of businesses totaled $269 million in 1997, including $65 million in the third quarter from the sale of the Saskatoon chemical business.

During the 1997 third quarter, the company expended $190 million to acquire 51% of a forestry joint venture in New Zealand.

In the real estate and related assets segment, proceeds of $48 million from the sale of mortgage-related financial instruments and intercompany advances of $39 million accounted for most of the cash provided from investing activities.

Financing

For the nine months ended September 27, 1998, Weyerhaeuser's long-term debt position was reduced by $99 million. The company's debt to total capital ratio at the end of September was 38%, comparable to the same date last year and down slightly from the 40% reported at the end of June 1998.

Cash dividends of $239 million were paid in the first nine months of the year, comparable to the year ago period.

During the current quarter, Weyerhaeuser received $190 million in dividends from its real estate and financial services subsidiaries, which were eliminated upon consolidation.

The company expended $42 million during the first quarter of 1998 to purchase 924,000 shares of its common stock, which completed the 11 million share repurchase program that commenced in 1995.

In the real estate and related assets segment, debt issuances of $154 million and an increase of $323 million in commercial paper borrowings were the primary sources of cash used to pay down other third party debt of $429 million and fund the $190 million intercompany dividend to Weyerhaeuser.

Market Risk of Financial Instruments

The company has exposure to market risk including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the company has entered into limited derivative transactions to manage well-defined interest rate and foreign exchange risks. The company does not hold or issue derivative financial instruments for trading. The majority of the company's derivative instruments are "pay fixed, receive variable" interest rate swaps with highly rated counterparties in which the interest payments are calculated on a notional amount. The notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The company is exposed to credit-related gains or losses in the event of non-performance by counterparties to these financial instruments; however, the company does not expect any counterparties to fail to meet their obligations. Interest rate swaps are described as follows:

--------------------------------------------------------------------------
 Dollar amounts                    Variable Rate at
  in millions                      Sept. 27, 1998
--------------------------------------------------------------------------
 Notional   Maturity   Fixed                                 Fair Value
  Amount      Date     Rate %   %    Based On                of Swap(1)
--------------------------------------------------------------------------
  $  27      5/1/99     6.70   7.98  11.95% - Kenny index       $  .2
     75     12/6/99(2)  6.85   5.38  30 day LIBOR                (5.2)
--------------------------------------------------------------------------
  $ 102                                                         $(5.0)
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

At September 27, 1998, the company had a Canadian dollar forward contract in the US dollar equivalent amount of $523 million with a contract rate of
1.5104 and an unrealized gain of approximately $1.5 million. This contract hedged the purchase of the Dryden, Ontario, Canada uncoated freesheet mill and related assets.

Environmental Matters

Effective May 18, 1998, two populations of steelhead trout were listed as threatened species under the Endangered Species Act (ESA), one in the Lower Columbia River and one in the Central Valley of California. On August 3, 1998, the National Marine Fisheries Service announced that Coho salmon that spawn in Oregon coastal streams would be listed as a threatened species. Regulatory actions taken by the states of Washington, Oregon and California to protect habitat for these species

Weyerhaeuser Company
-22-


may, in the future, result in restrictions on timber harvests and could affect forest management practices in such states, including company timberlands in Southwest Washington and Southwest Oregon. Several additional species have been proposed to be listed as threatened or endangered under the ESA, including certain Chinook salmon, steelhead trout, chum salmon and sockeye salmon in parts of Washington, Oregon and California. A consequence of such future listings may be reductions in the sale and harvest of timber from federal lands in the Pacific Northwest and California. Requirements to protect habitat for threatened and endangered species on non-federal timberlands have resulted, and may in the future result, in restrictions on timber harvests on some non-federal timberlands in the Pacific Northwest, including some timberlands of the company, could affect future harvest and forest management practices in some of the company's timberlands, could increase operating costs, and could affect timber supply and prices in some regions. The company does not believe that such restrictions and effects will have a significant effect on the company's total harvest of timber in 1998 or 1999, although they may have such an effect in the future.

An initiative on the November 1998 ballot in Oregon that, if approved by the voters, would have substantially limited harvesting and silvicultural practices on timberland in Oregon was defeated.

Year 2000

Weyerhaeuser, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem before the end of 1999. The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g., DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The company has conducted a comprehensive inventory to identify where this problem may occur in its information technology, manufacturing and facilities systems. The company is engaged in modifying or replacing its affected systems in a manner that will minimize any detrimental effects on operations, with a goal of correcting most of the affected systems that will have a critical effect on its business operations by the end of 1998 and completing the testing and verification of these systems during 1999. We expect that some additional affected components will be corrected after the end of 1998, but we anticipate that such components will be corrected before the date when the component's date sensitivity could cause a malfunction.

While it is difficult, at present, to fully quantify the overall cost of this work, the company estimates that the overall cost of remediation could approach $100 million over the 1998-1999 time frame. The company presently believes that it will not have a material effect on the company's current financial position or liquidity; however, in any given future reporting period such costs could have a material effect on results of operations. Through the third quarter of 1998, the company has incurred $22 million of remediation costs and expects substantial additional costs to be incurred in the fourth quarter of 1998 and the first quarter of 1999. Depending on whether suppliers, customers and other entities with which the company does business are able to successfully address the Year 2000 issue, the company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurred. As a result, the company is communicating with such entities to determine their state of readiness. The company is also developing contingency plans to allow primary operations of the company to continue if the company's significant systems or such entities are disrupted by the Year 2000 problem. The company currently expects that its contingency plans will be developed by the end of the second quarter of 1999.

These estimates and conclusions contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. The company's current estimates of the amount of time and the costs necessary to address the Year 2000 problem are based on the facts and circumstances existing at this time. The estimates were derived using multiple assumptions of future events, including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the company's estimates, such as the amount of planning and modification needed to achieve full resolution of the Year 2000 problem, the availability and cost of resources, the company's ability to discover and correct all Year 2000 sensitive computer code and equipment and the ability of suppliers, customers and other entities to bring their systems into compliance.

Subsequent Event

On September 30, 1998, the company completed the purchase of the Dryden, Ontario, Canada uncoated freesheet mill and related assets from Bowater Inc. for approximately US$520 million.

Weyerhaeuser Company
-23-


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

In June 1998, a lawsuit was filed against the company in Superior Court, San Francisco County, California, on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company has manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. In September 1998, a lawsuit was filed against the company in Superior Court, King County, Washington, on behalf of all persons who own structures with exterior hardboard siding manufactured by the company. The complaint alleges the company manufactured defective hardboard siding and engaged in unfair trade practices. The action seeks compensatory damages, punitive or treble damages, injunctive relief prohibiting the company from selling hardboard siding or settling consumer claims under the company's existing warranty practices, attorney fees and the costs of the suit. The company is a defendant in approximately twenty-one other hardboard siding cases, one of which purports to be a state-wide class action on behalf of purchasers of single or multi-family residences in Iowa that contain the company's hardboard siding.

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


Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) The registrant filed reports on Form 8-K dated January 23, April 16, June 16, July 14, and October 13, 1998, reporting information under Item 5, Other Events.