Form 10-K
period 1998-12-27
WEYERHAEUSER CO
filed 1999-03-12
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-K

                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         X               OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the fiscal year ended December 27, 1998 or

                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from _____ to ______


                       Commission File Number 1-4825

                           WEYERHAEUSER COMPANY

A Washington Corporation               (IRS Employer Identification
                                             No. 91-0470860)

                       Tacoma, Washington  98477
                         Telephone (253) 924-2345

        Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
       Title of Each Class                    Which Registered
---------------------------------         ---------------------------
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

As of February 26, 1999, 199,177,383 shares of the registrant's common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $11,104,139,102.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 27, 1998 are incorporated by reference into Parts I, II and IV.

Portions of the Notice of 1999 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III.

Weyerhaeuser Company and Subsidiaries

TABLE OF CONTENTS




----------------------------------------------------------------------

PART I                                                           Page
                                                                 ----
Item 1.   Business                                                 3
Item 2.   Properties                                               7
Item 3.   Legal Proceedings                                       10
Item 4.   Submission of Matters to a Vote of Security Holders     10


PART II

Item 5.   Market Price of and Dividends on the Registrant's
          Common Equity and Related Stockholder Matters           11
Item 6.   Selected Financial Data                                 11
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk                                                    11
Item 8.   Financial Statements and Supplementary Information      11
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                     11


PART III

Item 10.  Directors and Executive Officers of the Registrant      12
Item 11.  Executive Compensation                                  12
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                              12
Item 13.  Certain Relationships and Related Transactions          12


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                             13


          Signatures                                              14

          Report of Independent Public Accountants on Financial
          Statement Schedules                                     15
          Schedule II  Valuation and  Qualifying  Accounts        16



Weyerhaeuser Company and Subsidiaries

PART I


----------------------------------------------------------------------

Item 1.  Business
-----------------

Weyerhaeuser Company (the company) was incorporated in the state of Washington in January 1900 as Weyerhaeuser Timber Company. It is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, real estate development and construction, and other real estate related activities. Its business segments are timberlands; wood products; pulp, paper and packaging; and real estate and related assets.

Information with respect to the description and general development of the company's business, included on pages 38 through 42, Description of the Business of the Company, contained in the company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

Financial information with respect to industry segments and geographical areas, included in Notes 18 and 19 of Notes to Financial Statements contained in the company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands

The company is engaged in the management of 5.1 million acres of company-owned and .2 million acres of leased commercial forestland in the United States (3.3 million acres in the South and 2 million acres in the Pacific Northwest), most of it highly productive and located extremely well to serve both domestic and international markets. The standing timber inventory on these lands is approximately 94 million cunits (a cunit is 100 cubic feet of solid wood). The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. To sustain the timber supply from its fee timberlands, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

                    Inventory    Thousands of Acres at December 27, 1998
                    ---------  -------------------------------------------
                     Millions     Fee     Long-term    License
                    of Cunits  Ownership    Leases   Arrangements  Total
                    ---------  ---------  ---------  ------------ --------
Geographic Area
United States
   West                 56        1,989       --          --        1,989
   South                38        3,110      241          --        3,351
                    ---------  ---------  ---------  ------------ --------
Total United States     94        5,099      241          --        5,340
                    ---------  ---------  ---------  ------------ --------

Canada (1)
   Alberta              91           --       --        7,453       7,453
   British Columbia     10           32       --        2,867       2,899
   Ontario              34            1       --        4,220       4,221
   Saskatchewan        118           --       --       12,462      12,462
                    ---------  ---------  ---------  ------------ --------
Total Canada           253           33       --       27,002      27,035
                    ---------  ---------  ---------  ------------ --------
TOTAL                  347        5,132      241       27,002 (2)  32,375
                    =========  =========  =========  ============ ========


                                                     Thousands of Acres
                 Thousands of Acres   Millions of  -----------------------
                --------------------  Seedlings    Stocking
                Harvested(3) Planted   Planted      Control  Fertilization
                ------------ -------  -----------  --------  -------------
1998 Activity
West                34.2       34.8      18.0         5.3         89.2
South               63.7       55.9      33.2         2.8        271.8
                ------------ -------  -----------  --------  -------------
Total United
 States             97.9       90.7      51.2         8.1        361.0
                ============ =======  ===========  ========  =============
_______________________________
(1) Managed by Canadian operations.

(2) Includes approximately 18.9 million acres of productive forestland.

(3) Includes 1.2 thousand acres of right-of-way and other harvest that does not require planting.


Weyerhaeuser Company and Subsidiaries

PART I


----------------------------------------------------------------------

Item 1.  Business - Continued
-----------------------------

Sales volumes (millions):


                                   1998   1997   1996   1995   1994
                                  ------ ------ ------ ------ ------
Raw materials - cubic ft.           259    235    254    254    271

Selected product prices:

                                   1998    1997    1996    1995    1994
                                  ------  ------  ------  ------  ------
Export logs (#2 sawlog-bark on)
 - $/MBF
  Cascade - Douglas fir           $  807  $  978  $1,330  $1,365  $1,168
  Coastal - Hemlock                  519     628     611     750     804
  Coastal - Douglas fir              807     981   1,246   1,217   1,085


Wood Products

The company's wood products businesses produce and sell softwood lumber, plywood and veneer; oriented strand board, composite and other panels; hardwood lumber; doors and treated products. These products are sold primarily through the company's own sales organizations. Building materials are sold to wholesalers, retailers and industrial users. The raw materials required to produce these products are purchased from third parties, transferred at market price from the company's timberlands, or obtained from long-term licensing arrangements covering approximately 27 million acres in Canada (of which 18.9 million acres are considered to be productive forestland).

Sales volumes by major product are as follows (millions):

                                         1998   1997   1996   1995   1994
                                        ------ ------ ------ ------ ------
Softwood lumber - board ft.              4,995  4,869  4,745  4,515  4,402
Softwood plywood and veneer
 - sq. ft. (3/8")                        1,842  2,042  2,172  2,324  2,685
Composite panels - sq. ft. (3/4")          586    551    604    648    660
Oriented strand board - sq. ft. (3/8")   2,697  2,462  2,083  1,931  1,803
Hardwood lumber - board ft.                334    362    349    293    254
Engineered wood products - lineal ft.      164    137    116    128     71
Hardwood doors (thousands)                 789    730    652    648    617
Raw materials - cubic ft.                  315    325    304    260    165

Selected product prices:

                                    1998    1997    1996    1995    1994
                                   ------  ------  ------  ------  ------
Lumber (common) - $/MBF
  2x4 Douglas fir (kiln dried)       340     418     422     332     408
  2x4 Douglas fir (green)            315     381     386     308     364
  2x4 Southern yellow pine
   (kiln dried)                      395     453     422     364     419
  2x4 Spruce-pine-fir (kiln dried)   288     354     351     251     343

Plywood (1/2" CDX) - $/MSF
  West                               279     312     307     331     334
  South                              295     261     256     301     298

Oriented strand board
 (7/16"-24/16)
  North Central price - $/MSF        202     142     184     245     265

Weyerhaeuser Company and Subsidiaries

PART I


----------------------------------------------------------------------

Item 1.  Business - Continued
-----------------------------

Pulp, Paper and Packaging

The company's pulp, paper and packaging businesses include: Pulp, which manufactures chemical wood pulp for world markets; Paper, which manufactures and markets a range of both coated and uncoated fine papers through paper merchants and printers; Containerboard Packaging, which manufactures linerboard and corrugating medium, primarily used in the production of corrugated packaging, and manufactures and markets industrial and agricultural packaging; Paperboard, which manufactures and markets bleached paperboard, used for production of liquid containers, to West Coast and Pacific Rim customers; and Recycling, which operates an extensive wastepaper collection system and markets it to company mills and worldwide customers.

Sales volumes by major product are as follows (thousands):

                                    1998    1997    1996    1995    1994
                                   ------  ------  ------  ------  ------
Pulp - air-dry metric tons          2,012   1,982   1,868   2,060   2,068
Paper - tons (1)                    1,181   1,146   1,007   1,006     998
Paperboard - tons                     236     243     205     230     201
Containerboard - tons                 323     389     346     259     254
Packaging - MSF                    44,299  44,508  42,323  34,342  34,483
Newsprint - metric tons (2)            62     684     629     663     638
Recycling - tons                    2,546   2,229   2,011   1,467     985

Selected product prices (per ton):

                                    1998    1997    1996    1995    1994
                                   ------  ------  ------  ------  ------
Pulp - NBKP-air-dry metric-U.S.    $ 516   $ 566   $ 579   $ 883   $ 566
Paper - uncoated free sheet-U.S.     665     740     745     946     617
Linerboard - 42 lb.-Eastern U.S.     354     326     367     505     367
Newsprint - metric-West Coast U.S.   588     550     636     662     460
Recycling - old corrugated
  containers                          54      76      53     128      78
Recycling - old newsprint             22      15      18      99      46

_______________________________
(1) Reflects the acquisition of the Dryden, Ontario, fine paper mill in October 1998.

(2) Reflects the ownership restructuring of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries

PART I


----------------------------------------------------------------------

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

Volume information:

                                  1998     1997     1996     1995     1994
                                -------  -------  -------  -------  -------
Units sold:
  Single-family units (1)         3,089    2,914    2,773    3,114    3,934
  Multi-family units (1)            276      324      234      117      475
  Residential lots (1)            2,455    1,988    2,522    1,628    2,157

Amounts in millions:
  Loan servicing portfolio (2)  $    --  $    --  $ 4,354  $10,952  $11,300
  Single-family loan
   originations (2)             $    --  $ 1,168  $ 3,436  $ 2,196  $ 2,763

_______________________________
(1) Includes one-half of joint venture sales.

(2) Reflects the sale of the company's wholly-owned subsidiary, Weyerhaeuser Mortgage Company, in the second quarter of 1997.

Weyerhaeuser Company and Subsidiaries

PART I


----------------------------------------------------------------------

Item 2.  Properties
-------------------

Timberlands

Timberlands annual log production (in millions):

                                 1998     1997     1996     1995     1994
                               -------  -------  -------  -------  -------
Logs - cubic ft.                  495      476      412      420      392
Fee harvest - cubic ft.           585      541      496      518      525


Wood Products

Facilities and annual production are summarized by major product as follows (millions):

                  Production  Number of
                   Capacity  Facilities  1998   1997   1996   1995   1994
                  ---------- ---------- ------ ------ ------ ------ ------
Softwood  lumber
 -  board ft.         4,161      27      4,025  3,968  3,701  3,419  3,249
Softwood plywood
 and veneer
 - sq. ft. (3/8")     1,017       5        960  1,092  1,243  1,292  1,249
Composite panels
 - sq. ft. (3/4")       575       5        510    478    535    583    594
Oriented strand
 board  - sq.
 ft. (3/8")           2,240       6      2,179  2,041  1,687  1,654  1,568
Hardwood  lumber
 - board ft.            386      12        342    345    333    278    229
Hardwood doors
 (thousands)            850       1        788    740    646    643    597
Logs - cubic ft.         --      --        526    519    500    494    279

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood           Hardwood lumber
Alabama, Arkansas, Georgia,           Arkansas, Michigan,
Louisiana, Mississippi,               Oklahoma, Oregon,
North Carolina, Oklahoma, Oregon,     Pennsylvania,
Washington and Alberta,               Washington and Wisconsin
British  Columbia, Ontario
and Saskatchewan, Canada              Hardwood doors
                                      Wisconsin
Oriented strand board
Michigan, North Carolina,
West Virginia and Alberta, Canada

Composite panels
Georgia, North Carolina, Oregon
and Wisconsin

Weyerhaeuser Company and Subsidiaries

PART I


----------------------------------------------------------------------

Item 2.  Properties - Continued
-------------------------------

Pulp, Paper and Packaging

Facilities and annual production are summarized by major product as follows (thousands):

                  Production  Number of
                   Capacity  Facilities  1998   1997   1996   1995   1994
                  ---------- ---------- ------ ------ ------ ------ ------
Pulp - air-dry
 metric tons        2,255          9     1,971  2,063  2,004  2,159  2,041
Paper - tons (1)    1,594          6     1,235  1,128  1,034  1,060    982
Paperboard - tons     230          1       237    231    206    229    189
Containerboard
 - tons             2,600          4     2,291  2,381  2,331  2,329  2,357
Packaging - MSF    50,000         44    46,410 46,488 44,471 36,041 36,020
Newsprint -
 metric tons (2)       --         --        69    704    631    687    651
Recycling - tons       --         24     3,833  3,655  3,428  2,754  2,042

Principal manufacturing facilities are located as follows:

Pulp                                 Packaging
Georgia, Mississippi, North          Arizona, California, Colorado,
Carolina, Washington and Alberta,    Connecticut, Florida, Georgia,
British Columbia, Ontario and        Hawaii, Illinois, Indiana, Iowa,
Saskatchewan, Canada                 Kentucky, Maryland, Michigan,
                                     Minnesota, Mississippi, Missouri,
Paper                                Nebraska, New Jersey, New York,
Mississippi, North Carolina,         North Carolina, Ohio, Oregon,
Washington, Wisconsin and            Tennessee, Texas, Virginia,
Ontario and Saskatchewan, Canada     Washington  and Wisconsin

Paperboard                           Recycling
Washington                           Arizona,  California,  Colorado,
                                     Illinois, Iowa, Kansas, Maryland,
Containerboard                       Minnesota,  Nebraska, North
North Carolina, Oklahoma and         Carolina, Oklahoma, Oregon,
Oregon                               Tennessee, Texas, Utah, Virginia
                                     and Washington

_______________________________
(1) Reflects the acquisition of the Dryden, Ontario, Canada, fine paper facility in October 1998.

(2) Reflects the ownership restructuring of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries

PART I


----------------------------------------------------------------------

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

Mortgage securities
California

Weyerhaeuser Company and Subsidiaries

PART I


----------------------------------------------------------------------

Item 3.  Legal Proceedings
--------------------------

The company conducted a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with federal Prevention of Significant Deterioration (PSD) regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. All PSD compliance issues identified in the review have been resolved, except for PSD issues at the company's Springfield, Oregon containerboard facility. A final decision is expected to be made by the Lane County Oregon Regional Air Pollution Control Authority concerning alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility upon issuance of the facility's Title V permit in 1999.

In June 1998, a lawsuit was filed against the company in Superior Court, San Francisco County, California, on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. In December 1998, the complaint was amended narrowing the purported class to individuals and entities in the state of California. On February 4, 1999, the court entered an order certifying the class. The company intends to seek a review of that order. In September 1998, a lawsuit purporting to be a class action involving hardboard siding was filed against the company in Superior Court, King County, Washington. The complaint was amended, in January 1999, to allege a class consisting of individuals and entities that own homes or other structures in the United States on which exterior hardboard siding manufactured by the company at its former Klamath Falls, Oregon facility has been installed since January 1981. The amended complaint alleges the company manufactured defective hardboard siding, engaged in unfair trade practices and failed to disclose to customers the alleged defective nature of its hardboard siding. The amended complaint seeks compensatory damages, punitive or treble damages, restitution, attorney fees, costs of the suit and such other relief as may be appropriate. The company is a defendant in approximately twenty-four other hardboard siding cases, one of which purports to be a state-wide class action on behalf of purchasers of single or multi-family residences in Iowa that contain the company's hardboard siding.

The company is also a party to various proceedings relating to the clean-up of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from these proceedings and matters, or all of them combined, would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 27, 1998.

Weyerhaeuser Company and Subsidiaries

PART II


------------------------------------------------------------------------

Item 5.  Market Price of and Dividends on the Registrant's Common Equity
------------------------------------------------------------------------
and Related Stockholder Matters
-------------------------------

Information with respect to market prices, stockholders and dividends included in Notes 20 and 21 of Notes to Financial Statements in the company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

Information with respect to selected financial data included in Note 21 of Notes to Financial Statements in the company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

Item  7.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Information with respect to Management's Discussion and Analysis included on pages 2, 16-23, 30-34 and 38-49 contained in the company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

Information with respect to market risk of financial instruments included on page 48 contained in the company's 1998 Annual Report To Shareholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Information
-----------------------------------------------------------

Financial statements and supplementary information, contained in the company's 1998 Annual Report to Shareholders are incorporated herein by reference:

                                                       Page(s) in Annual
                                                            Report to
                                                          Shareholders
                                                       ------------------
   Report of Independent Public Accountants                    50
   Consolidated Statement of Earnings                          51
   Consolidated Balance Sheet                                 52, 53
   Consolidated Statement of Cash Flows                       54, 55
   Consolidated Statement of Shareholders' Interest            56
   Notes to Financial Statements                              57-73
   Selected Quarterly Financial Information (Unaudited)        71

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries

PART III


------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information with respect to Directors of the company included on pages 1 through 4 of the Notice of 1999 Annual Meeting of Shareholders and Proxy Statement dated March 8, 1999 is incorporated herein by reference.

The executive officers of the company are as follows:


     Name                              Title             Age
-------------------           ------------------------   ---
William R. Corbin             Executive Vice President    57
Richard C. Gozon              Executive Vice President    60
Richard E. Hanson             Senior Vice President       55
Steven R. Hill                Senior Vice President       51
Mack L. Hogans                Senior Vice President       50
Thomas M. Luthy               Senior Vice President       61
Steven R. Rogel               President                   56
William C. Stivers            Executive Vice President    60
George H. Weyerhaeuser, Jr.   Senior Vice President       45

Item 11.  Executive Compensation
--------------------------------

Information with respect to executive compensation included on pages 5 through 14 of the Notice of 1999 Annual Meeting of Shareholders and Proxy Statement dated March 8, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management included on pages 5 and 6 of the Notice of 1999 Annual Meeting of Shareholders and Proxy Statement dated March 8, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries

PART IV


--------------------------------------------------------------------------

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

Financial Statements

The consolidated financial statements of the company, together with the report of independent public accountants, contained in the company's 1998 Annual Report to Shareholders, are incorporated in Part II, Item 8 of this Form 10-K by reference.

                                                          Page Number(s)
Financial Statement Schedules                              in Form 10-K
                                                          ---------------
Report of Independent Public Accountants on Financial
  Statement Schedules                                            15

Schedule II - Valuation and Qualifying Accounts                  16

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the company's 1998 Annual Report to Shareholders and incorporated herein by reference.

Exhibits:

              3  -   (i)  Articles of Incorporation (incorporated by
                          reference to 1997 Form 10-K filed with the
                          Securities and Exchange Commission on
                          March 13, 1998 - Commission File Number 1-4825)
                     (ii) Bylaws
             10  -   Material Contracts
                     (a)  Agreement with W. R. Corbin
                     (b)  Agreement with R. C. Gozon (incorporated by
                          reference to 1995 Form 10-K filed with the
                          Securities and Exchange Commission on
                          March 15, 1996 - Commission File Number 1-4825)
                     (c)  Agreement with S. R. Rogel (incorporated  by
                          reference to 1997 Form 10-K filed with the
                          Securities and Exchange Commission on
                          March 13, 1998 - Commission File Number 1-4825)
                     (d)  Agreement with T. M. Luthy
             11  -   Statement Re: Computation of Per Share Earnings
                     (incorporated by reference to Note 2 of the company's
                     1998 Annual Report to Shareholders)
             13  -   Portions of the company's 1998 Annual Report to
                     Shareholders specifically incorporated by reference
                     herein
             22  -   Subsidiaries of the Registrant
             23  -   Consent of Independent Public Accountants
             27  -   Financial Data Schedules

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 23, April 16, June 16, July 14, and October 13, 1998, and January 7 and January 21, 1999, reporting information under Item 5, Other Events.

Weyerhaeuser Company and Subsidiaries

SIGNATURES


--------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 1999.


                          Weyerhaeuser Company


                          /s/ Steven R. Rogel
                          --------------------------
                          Steven R. Rogel
                          President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 12, 1999.


/s/ Steven R. Rogel                  /s/ Martha R. Ingram
----------------------------------   --------------------------
Steven R. Rogel                      Martha R. Ingram
President, Principal Executive       Director
Officer and Director


/s/ George H. Weyerhaeuser           /s/ John Kieckhefer
----------------------------------   --------------------------
George H. Weyerhaeuser               John I. Kieckhefer
Chairman of the Board and Director   Director


/s/ William C. Stivers               /s/ Donald F. Mazankowski
----------------------------------   --------------------------
William C. Stivers                   Donald F. Mazankowski
Principal Financial Officer          Director


/s/ Kenneth J. Stancato              /s/ William D. Ruckelshaus
----------------------------------   --------------------------
Kenneth J. Stancato                  William D. Ruckelshaus
Principal Accounting Officer         Director


/s/ W. John Driscoll                 /s/ Richard H. Sinkfield
----------------------------------   --------------------------
W. John Driscoll                     Richard H. Sinkfield
Director                             Director


/s/ P. M. Hawley
----------------------------------   --------------------------
Philip M. Hawley                     James N. Sullivan
Director                             Director

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES


--------------------------------------------------------------------------

Report of Independent Public Accountants on Financial Statement Schedules


To Weyerhaeuser Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Weyerhaeuser Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 13 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP
Seattle, Washington,
February 10, 1999

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES


--------------------------------------------------------------------------


Schedule II - Valuation and
 Qualifying Accounts
For the three years ended
 December 27, 1998
Dollar amounts in millions
                                                   Deductions
                           Balance at                from/      Balance at
                           Beginning   Charged   Additions (to)   End of
Description                of Period  to Income     Reserve       Period
-----------                ---------- ---------  -------------- ----------
Weyerhaeuser

Reserve deducted from
 related asset accounts:
Doubtful accounts
 - Accounts receivable
  1998                     $    6     $    4      $    5        $    5
                           ========== =========  ============== ==========
  1997                     $    7     $    5      $    6        $    6
                           ========== =========  ============== ==========
  1996                     $    9     $    4      $    6        $    7
                           ========== =========  ============== ==========

Real Estate and
 Related Assets

Reserves and allowances
 deducted from related
 asset accounts:
Receivables
  1998                     $    6     $    1      $    1        $    6
                           ========== =========  ============== ==========
  1997                     $    9     $   --      $    3        $    6
                           ========== =========  ============== ==========
  1996                     $    7     $    3      $    1        $    9
                           ========== =========  ============== ==========
Mortgage-related financial
 instruments
  1998                     $   27     $   --      $   18 (1)     $    9
                           ========== =========  ============== ==========
  1997                     $    7     $   13      $   (7)(2)     $   27
                           ========== =========  ============== ==========
  1996                     $    2     $   --      $   (5)(2)     $    7
                           ========== =========  ============== ==========
Investments in and
 advances to joint
 ventures and
 limited partnerships
  1998                     $    6     $    3      $    5         $    4
                           ========== =========  ============== ==========
  1997                     $   27     $   --      $   21         $    6
                           ========== =========  ============== ==========
  1996                     $   38     $   --      $   11         $   27
                           ========== =========  ============== ==========

_______________________________
(1) Includes allowances transferred to other assets.

(2) Includes allowances transferred in from other liabilities.

Weyehaeuser Company and Subsidiaries

EXHIBITS INDEX

--------------------------------------------------------------------------


Exhibits:

              3  -   (i)  Articles of Incorporation (incorporated by
                          reference to 1997 Form 10-K filed with the
                          Securities and Exchange Commission on
                          March 13, 1998 -  Commission File Number 1-4825)
                     (ii) Bylaws
             10  -   Material Contracts
                     (a)  Agreement with W. R. Corbin
                     (b)  Agreement with R. C. Gozon (incorporated by
                          reference to 1995 Form 10-K filed with the
                          Securities and Exchange Commission on
                          March 15, 1996 - Commission File Number 1-4825)
                     (c)  Agreement with S. R. Rogel (incorporated  by
                          reference to 1997 Form 10-K filed with the
                          Securities and Exchange Commission on
                          March 13, 1998 - Commission File Number 1-4825)
                     (d)  Agreement with T. M. Luthy
             11  -   Statement Re: Computation of Per Share Earnings
                     (incorporated by reference to Note 2 of the company's
                     1998 Annual Report to Shareholders)
             13  -   Portions of the company's 1998 Annual Report to
                     Shareholders specifically incorporated by reference
                     herein
             22  -   Subsidiaries of the Registrant
             23  -   Consent of Independent Public Accountants
             27  -   Financial Data Schedules

Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant


--------------------------------------------------------------------------

                                                              Percentage
                                           State or          Ownership of
                                          Country of          Immediate
               Name                     Incorporation           Parent
               ----                     -------------        -------------
Columbia & Cowlitz Railway Company      Washington               100%
DeQueen and Eastern Railroad Company    Arkansas                 100
Dynetherm, Inc.                         Alabama                  100
Fisher Lumber Company                   California               100
Golden Triangle Railroad                Mississippi              100
Green Arrow Motor Express Company       Delaware                 100
Gryphon Asset Management, Inc.          Delaware                 100
Mississippi & Skuna Valley Railroad
 Company                                Mississippi              100
Mountain Tree Farm Company              Washington                50
North Pacific Paper Corporation         Delaware                  50
  NORPAC Sales Corporation              Guam                     100
Norpac Resources Inc.                   Delaware                 100
Pacific Veneer, Ltd.                    Washington               100
SCA Weyerhaeuser Packaging Holding      British Virgin
 Company Asia Limited                   Islands                   50
Texas, Oklahoma & Eastern Railroad
 Company                                Oklahoma                 100
United Structures, Inc.                 California               100
Westwood Shipping Lines, Inc.           Washington               100
Weycomp Claims Management Service, Inc. Texas                    100
Weyerhaeuser Company of Nevada          Nevada                   100
Weyerhaeuser Construction Company       Washington               100
Weyerhaeuser de Mexico, S.A. de C.V.    Mexico                   100
Weyerhaeuser del Bajio, S.A. de C.V.    Mexico                   100
Weyerhaeuser Financial Services, Inc.   Delaware                 100
  CMO Finance Corp.                     Nevada                   100
    MJ Finance Corporation              California               100
  Mortgage Securities III Corporation   Nevada                   100
  R4 Participant Corporation            Nevada                   100
  ver Bes' Insurance Company            Vermont                  100
    de Bes' Insurance Ltd.              Bermuda                  100
  Weyerhaeuser Financial Investments,
   Inc.                                 Nevada                   100
    Abfall Finance Corp.                California               100
    Brookview, Inc.                     Nevada                   100
    The Giddings Mortgage Investment
     Company                            California               100
    Pass-Through Finance Corp.          California               100


Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued


--------------------------------------------------------------------------


                                                              Percentage
                                           State or          Ownership of
                                          Country of          Immediate
               Name                     Incorporation           Parent
               ----                     -------------        -------------
    RFS Finance Corp.                   California               100%
    Trimark Development Company         California               100
      Trimark Realty Advisors, Inc.     California               100
    WFI Servicing Company               Nevada                   100
    Woodland Hills Properties-W., Inc.  Nevada                   100
  Weyerhaeuser Venture Company          Nevada                   100
    Las Positas Land Co.                California               100
    WAMCO, Inc.                         Nevada                   100
Weyerhaeuser Forestlands
 International, Inc.                    Washington               100
Weyerhaeuser International, Inc.        Washington               100
  Weyerhaeuser Canada Ltd.              Canada                   100
    Princeton Co-Generation (VCC) Corp. Canada                    90
    Wapawekka Lumber Ltd.               Canada                    51
    Weyerhaeuser (Barbados) SRL         Barbados                 100
      Marlborough Capital Corp. SRL     Barbados                 100
    Weyerhaeuser  (BVI)  Ltd.           British Virgin
                                        Islands                  100
      Weyerhaeuser New Zealand
       Holdings,  Inc.                  New Zealand              100
        Nelson Forest Products Company  New Zealand              100
        Weyerhaeuser New Zealand, Inc.  New Zealand              100
    Weyerhaeuser Saskatchewan Ltd.      Canada                   100
  Weyerhaeuser China, Ltd.              Washington               100
  Weyerhaeuser GMBH                     Germany                  100
  Weyerhaeuser (Asia) Limited           Hong Kong                100
  Weyerhaeuser Japan Ltd.               Japan & Delaware         100
  Weyerhaeuser Korea Ltd.               Korea                    100
  Weyerhaeuser, S.A.                    Panama                   100
  Weyerhaeuser Taiwan Ltd.              Delaware                 100
Weyerhaeuser International Sales Corp.  Guam                     100
Weyerhaeuser (Mexico) Inc.              Washington               100
Weyerhaeuser Midwest, Inc.              Washington               100
Weyerhaeuser Overseas Finance Co.       Delaware                 100
  Weyerhaeuser International Finance
   Company                              Delaware                 100
    Weyerhaeuser Company Nova Scotia    Canada                   100
Weyerhaeuser Raw Materials, Inc.        Delaware                 100


Weyerhaeuser Company and Subsidiaries

Exhibit 22
Subsidiaries of the Registrant - Continued


--------------------------------------------------------------------------


                                                              Percentage
                                           State or          Ownership of
                                          Country of          Immediate
               Name                     Incorporation           Parent
               ----                     -------------        -------------
Weyerhaeuser Real Estate Company        Washington               100%
  Centennial Homes, Inc.                Texas                    100
  Midway Properties, Inc.               North Carolina           100
  Pardee Construction Company           California               100
    Marmont Realty Company              California               100
    Pardee Construction Company of
     Nevada                             Nevada                   100
    Pardee Investment Company           California               100
    Parvada, Inc.                       Nevada                   100
  The Quadrant Corporation              Washington               100
    Quadrant Real Estate Services, Inc. Washington               100
  South Jersey Assets, Inc.             New Jersey               100
  Scarborough Constructors, Inc.        Florida                  100
    Silverthorn Country Club, Inc.      Florida                  100
  TMI, Inc.                             Texas                    100
  Weyerhaeuser Real Estate Company
   of Nevada                            Nevada                   100
Weyerhaeuser Realty Investors, Inc.     Washington               100
  Winchester Homes, Inc.                Delaware                 100
    SC-WHI, Inc.                        Delaware                 100
Weyerhaeuser Sales Company              Nevada                   100
Weyerhaeuser Servicios, S.A. de C.V.    Mexico                   100
The Wray Company                        Arizona                  100


Weyerhaeuser Company and Subsidiaries

Exhibit 23
Consent of Independent Public Accountants


--------------------------------------------------------------------------


As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Weyerhaeuser Company's previously filed Registration Statement No. 333-36753 on Form S-3 and Nos. 33-60527, 33-60529, 33-60521, 33-47392, 333-
10165, 333-01565 and 333-56673 on Form S-8.



                                          ARTHUR ANDERSEN LLP
Seattle, Washington,
March 12, 1999