Form 10-Q
period 1999-03-28
WEYERHAEUSER CO
filed 1999-05-10
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q




               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         For the thirteen weeks ended March 28, 1999 or



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
                           Telephone (253) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
           Title of Each Class                      Which Registered
      -------------------------------         ------------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of April 30, 1999, was 200,605,977 common shares
($1.25 par value).

Weyerhaeuser Company
-2-

               WEYERHAEUSER COMPANY AND SUBSIDIARIES

                     Index to Form 10-Q Filing
            For the thirteen weeks ended March 28, 1999

                                                            Page No.
                                                            --------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                   3
            Consolidated Balance Sheet                          4-5
            Consolidated Statement of Cash Flows                6-7
            Notes to Financial Statements                       8-17

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        18-22

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                            22

Part II.  Other Information

Item 1.   Legal Proceedings                                    22-23
Item 2.   Changes in Securities                           (not applicable)
Item 3.   Defaults upon Senior Securities                 (not applicable)
Item 4.   Submission of Matters to a Vote of
          Security Holders                                (not applicable)
Item 5.   Other Information                               (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                       23

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 27, 1998. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ending March 28, 1999, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              WEYERHAEUSER COMPANY

                         By    /s/ K. J. Stancato
                              ------------------------
                              K. J. Stancato
                              Duly Authorized Officer and
                              Principal Accounting Officer

May 10, 1999

Weyerhaeuser Company
-3-

                     WEYERHAEUSER COMPANY AND SUBSIDIARIES
                                 ____________
                             CONSOLIDATED EARNINGS
                             For the periods ended
                       March 28, 1999 and March 29, 1998
      (Dollar amounts in millions except as noted and per share figures)
                                  (Unaudited)

Thirteen weeks ended:
                                                          March 28,  March 29,
                                                             1999       1998
                                                          ---------  ---------
Net sales and revenues:
     Weyerhaeuser                                         $  2,389   $  2,338
     Real estate and related assets                            276        265
                                                          ---------  ---------
Total net sales and revenues                                 2,665      2,603
                                                          ---------  ---------

Costs and expenses:
     Weyerhaeuser:
          Costs of products sold                             1,838      1,820
          Depreciation, amortization and fee stumpage          155        149
          Selling, general and administrative expenses         164        163
          Research and development expenses                     13         14
          Taxes other than payroll and income taxes             32         34
          Charge for impairment of long-lived
            assets (Note 13)                                    91         --
          Charge for Year 2000 remediation                      17          1
                                                          ---------  ---------
                                                             2,310      2,181
                                                          ---------  ---------

     Real estate and related assets:
          Costs and operating expenses                         220        225
          Depreciation and amortization                          1          1
          Selling, general and administrative expenses          15         13
          Taxes other than payroll and income taxes              2          2
                                                          ---------  ---------
                                                               238        241
                                                          ---------  ---------
Total costs and expenses                                     2,548      2,422
                                                          ---------  ---------
Operating income                                               117        181

Interest expense and other:
     Weyerhaeuser:
          Interest expense incurred                             67         67
          Less interest capitalized                              2          1
          Equity in income of affiliates (Note 4)                2          6
          Other income, net                                      5         13
     Real estate and related assets:
          Interest expense incurred                             20         21
          Less interest capitalized                             15         15
          Equity in income of joint ventures and
            limited partnerships (Note 4)                        2          2
          Other income, net                                     10          5
                                                          ---------  ---------
Earnings before income taxes and cumulative effect of
  a change in an accounting principle                           66        135
Income taxes (Note 5)                                           24         50
                                                          ---------  ---------
Earnings before cumulative effect of a change in an
  accounting principle                                          42         85
Cumulative effect of a change in an accounting
  principle (Note 1)                                            90         --
                                                          ---------  ---------
Net earnings (loss)                                       $    (48)  $     85
                                                          =========  =========

Basic and diluted net earnings (loss) per share (Note 2):
     Before cumulative effect of a change in an
       accounting principle                               $   0.21   $   0.43
     Cumulative effect of a change in an
       accounting principle                                  (0.45)       --
                                                          ---------  ---------
                                                          $  (0.24)  $   0.43
                                                          =========  =========

Weighted average shares outstanding (thousands):
     Basic                                                 199,160    198,747
     Dilutive effect of stock options                          675        525
                                                          ---------  ---------
     Diluted                                               199,835    199,272
                                                          =========  =========

Dividends paid per share                                  $    .40   $    .40
                                                          =========  =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

               WEYERHAEUSER COMPANY AND SUBSIDIARIES
                           ____________
                    CONSOLIDATED BALANCE SHEET
               March 28, 1999 and December 27, 1998
                   (Dollar amounts in millions)


                                                         March 28,  Dec. 27,
                                                           1999       1998
                                                         ---------  ---------
                                                        (Unaudited)
Assets
------

Weyerhaeuser
     Current assets:
          Cash and short-term investments (Note 1)       $     31   $     28
          Receivables, less allowances                        991        886
          Inventories (Note 6)                              1,058        962
          Prepaid expenses                                    295        294
                                                         ---------  ---------
               Total current assets                         2,375      2,170

     Property and equipment (Notes 7 and 11)                6,382      6,692
     Construction in progress                                 381        315
     Timber and timberlands at cost, less fee
       stumpage charged to disposals                        1,022      1,013
     Investments in and advances to equity
       affiliates (Notes 4 and 11)                            475        482
     Other assets and deferred charges                        260        262
                                                         ---------  ---------
                                                           10,895     10,934
                                                         ---------  ---------


Real estate and related assets
     Cash and short-term investments                            6          7
     Receivables, less discounts and allowances                83         81
     Mortgage-related financial instruments, less
       discounts and allowances                               108        119
     Real estate in process of development and for sale       619        584
     Land being processed for development                     876        854
     Investments in and advances to joint ventures
       and limited partnerships, less reserves (Note 4)       122        120
     Other assets                                             133        135
                                                         ---------  ---------
                                                            1,947      1,900
                                                         ---------  ---------


               Total assets                              $ 12,842   $ 12,834
                                                         =========  =========


See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-







                                                         March 28,   Dec. 27,
                                                           1999       1998
                                                         ---------  ---------
                                                        (Unaudited)

Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
     Current liabilities:
          Notes payable                                  $      3   $      5
          Current maturities of long-term debt                 94         88
          Accounts payable (Note 1)                           715        699
          Accrued liabilities (Note 8)                        654        707
                                                         ---------  ---------
               Total current liabilities                    1,466      1,499

     Long-term debt (Note 10)                               3,569      3,397
     Deferred income taxes (Note 5)                         1,367      1,404
     Deferred pension, other postretirement benefits
       and other liabilities                                  472        488
     Commitments and contingencies (Note 14)
                                                         ---------  ---------
                                                            6,874      6,788
                                                         ---------  ---------


Real estate and related assets
     Notes payable and commercial paper                       543        564
     Long-term debt (Note 10)                                 697        701
     Other liabilities                                        273        255
     Commitments and contingencies (Note 14)
                                                         ---------  ---------
                                                            1,513      1,520
                                                         ---------  ---------


               Total liabilities                            8,387      8,308
                                                         ---------  ---------


Shareholders' interest (Note 12)
     Common shares:  authorized 400,000,000 shares,
          issued 206,072,890 shares, $1.25 par value          258        258
     Other capital                                            415        416
     Cumulative other comprehensive (expense)                (175)      (208)
     Retained earnings                                      4,245      4,372
     Treasury common shares, at cost:  6,508,436
       and 7,063,917                                         (288)      (312)
                                                         ---------  ---------
               Total shareholders' interest                 4,455      4,526
                                                         ---------  ---------

               Total liabilities and
                 shareholders' interest                  $ 12,842   $ 12,834
                                                         =========  =========


Weyerhaeuser Company
-6-


               WEYERHAEUSER COMPANY AND SUBSIDIARIES
                           ____________
               CONSOLIDATED STATEMENT OF CASH FLOWS
 For the thirteen-week periods ended March 28, 1999 and March 29,
                               1998
                   (Dollar amounts in millions)
                            (Unaudited)


                                                            Consolidated
                                                         --------------------
                                                         March 28,  March 29,
                                                           1999       1998
                                                          ---------  ---------
Cash provided by (used for) operations:
     Net earnings (loss)                                  $    (48)  $     85
     Noncash charges (credits) to income:
          Depreciation, amortization and fee stumpage          156        150
          Deferred income taxes, net                            16         28
          Pension and other postretirement benefits            (17)         5
          Equity in (income) of affiliates, joint
            ventures and limited partnerships                   (4)        (8)
          Effect of a change in an accounting
            principle (Note 1)                                 142         --
          Effect of a change in an accounting
            principle - deferred taxes (Note 1)                (52)        --
          Charge for impairment of long-lived
            assets (Note 13)                                    91         --
     Decrease (increase) in working capital:
          Receivables                                         (104)       (48)
          Inventories, real estate and land                   (143)       (84)
          Prepaid expenses                                      (1)       (39)
          Mortgage-related financial instruments                 7        (16)
          Accounts payable and accrued liabilities             (21)       (53)
     (Gain) loss on disposition of assets                       --         (8)
     Other                                                     (16)       (12)
                                                          ---------  ---------
Net cash provided by (used for) operations                       6         --
                                                          ---------  ---------

Cash provided by (used for) investing activities:
     Property and equipment                                    (90)       (78)
     Timber and timberlands                                    (16)       (12)
     Investments in and advances to equity affiliates            5         19
     Proceeds from sale of:
          Property and equipment                                 4         19
          Mortgage-related financial instruments                 6         18
     Restructuring the ownership of a
       subsidiary (Note 11)                                     --        218
     Intercompany advances                                      --         --
                                                          ---------  ---------
Net cash provided by (used for) investing activities           (91)       184
                                                          ---------  ---------

Cash provided by (used for) financing activities:
     Issuances of debt                                          22          7
     Sale of industrial revenue bonds                           --         48
     Notes and commercial paper borrowings, net                168         54
     Cash dividends                                            (79)       (80)
     Payments on debt                                          (39)      (255)
     Purchase of treasury common shares                         --        (42)
     Exercise of stock options                                  23          5
     Other                                                      (8)       (11)
                                                          ---------  ---------
Net cash provided by (used for) financing activities            87       (274)
                                                          ---------  ---------

Net increase (decrease) in cash and short-term investments       2        (90)
Cash and short-term investments at beginning of year            35        122
                                                          ---------  ---------
Cash and short-term investments at end of period          $     37   $     32
                                                          =========  =========
Cash paid (received) during the period for:
     Interest, net of amount capitalized                  $    106   $    112
                                                          =========  =========
     Income taxes                                         $     (6)  $     38
                                                          =========  =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-








                          Real Estate and
     Weyerhaeuser          Related Assets
 --------------------   --------------------
 March 28,  March 29,   March 28,  March 29,
   1999       1998        1999       1998
 ---------  ---------   ---------  ---------

$     (77)  $     69    $     29   $     16

      155        149           1          1
       12         24           4          4
      (17)         5          --         --

       (2)        (6)         (2)        (2)

      142         --          --         --

      (52)        --          --         --

       91         --          --         --

     (105)       (42)          1         (6)
      (96)      (101)        (47)        17
       (1)       (39)         --         --
       --         --           7        (16)
      (37)        (5)         16        (48)
       --         --          --         (8)
        4        (13)        (20)         1
 ---------  ---------   ---------  ---------
       17         41         (11)       (41)
 ---------  ---------   ---------  ---------


      (90)       (77)         --         (1)
      (16)       (12)         --         --
       --          8           5         11

        4          4          --         15
       --         --           6         18

       --        218          --         --
      (24)      (121)         24        121
 ---------  ---------   ---------  ---------
     (126)        20          35        164
 ---------  ---------   ---------  ---------


       22          3          --          4
       --         48          --         --
      189         18         (21)        36
      (79)       (80)         --         --
      (35)       (72)         (4)      (183)
       --        (42)         --         --
       23          5          --         --
       (8)       (11)         --         --
 ---------  ---------   ---------  ---------
      112       (131)        (25)      (143)
 ---------  ---------   ---------  ---------

        3        (70)         (1)       (20)
       28        100           7         22
 ---------  ---------   ---------  ---------
 $     31   $     30    $      6   $      2
 =========  =========   =========  =========

 $    101   $    106    $      5   $      6
 =========  =========   =========  =========
 $     (6)  $     (1)   $     --   $     39
 =========  =========   =========  =========

Weyerhaeuser Company
-8-


               WEYERHAEUSER COMPANY AND SUBSIDIARIES
                           ____________

                   NOTES TO FINANCIAL STATEMENTS
 For the thirteen-week periods ended March 28, 1999 and March 29, 1998



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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 . Timberlands, which is engaged in the management of 5.1 million acres of company-owned and .2 million acres of leased commercial forestland in the United States (3.3 million acres in the South and 2.0 million acres in the Pacific Northwest).

 . Wood products, which produces a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe. It is also engaged in the management of 27 million acres of forestland in Canada under long-term licensing arrangements (of which 18.9 million acres are considered to be productive forestland).

 . Pulp, paper and packaging, which manufactures and sells pulp, paper, paperboard and containerboard in North American, Pacific Rim and European markets and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncements Implemented

In the first quarter, the company implemented the following
Statements of Position (SOP) issued by the American Institute of Certified Public Accountants Accounting Standards Executive
Committee:

 .  SOP 98-1, Accounting for the Costs of Computer Software
   Developed or Obtained for Internal Use, which provides guidelines on the accounting for internally developed computer software. The adoption of this SOP did not have a significant impact on the company's results of operations or financial position.

 . SOP 98-5, Reporting on the Costs of Start-up Activities, which requires that the costs of start-up activities be expensed as incurred. In addition, this pronouncement required that all unamortized start-up costs on the balance sheet at the implementation date be written off as a cumulative effect of a change in an accounting principle. The company recorded an after-tax charge of $90 million, or 45 cents per common share, in the current quarter to reflect this write-off. This charge included $9 million for the company's interest in the write-off of unamortized start-up costs in three of its 50 percent-owned equity affiliates.

Weyerhaeuser Company
-9-


Prospective Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, which for the company is the fiscal year 2000. Assuming that the company's current minimal involvement in derivatives and hedging activities continues after the implementation date of this statement, the company believes that the future adoption of this statement will not have a material impact on its results of operations or financial position.

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

Derivatives

The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign exchange risks. These include:

 . Foreign exchange contracts, which are hedges for foreign denominated accounts receivable and accounts payable. These contracts generate gains or losses that are recognized at the contracts' respective settlement dates.

 . Interest rate swaps entered into with major banks or financial institutions in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The premiums received by the company on the sale of these swaps are treated as deferred income and amortized against interest expense over the term of the agreements.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments, but does not expect its counterparties to fail to meet their obligations. The company deals only with highly rated counterparties.

The notional amounts of these derivative financial instruments are $104 million and $102 million at March 28, 1999, and December 27, 1998, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories. LIFO inventories were $288 million and $253 million at March 28, 1999, and December 27, 1998, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $227 million and $228 million greater at March 28, 1999, and December 27, 1998, respectively.

Weyerhaeuser Company
-10-


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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $131 million and $139 million at March 28, 1999, and December 27, 1998, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Weyerhaeuser Company
-11-

Real Estate and Related Assets

Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The determination of fair value is based on appraisals and market pricing of comparable assets, when available, or the discounted value of estimated future cash flows from these assets. Real estate held for development is stated at cost to the extent it does not exceed the estimated undiscounted future net cash flows, in which case, it is carried at fair value.

Mortgage-related financial instruments include mortgage loans receivable, mortgage-backed certificates and other financial instruments.

Note 2:   Net Earnings Per Common Share

Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 576,732 shares at $56.78 per share were outstanding during the thirteen weeks ending March 28, 1999. Options to purchase 1,371,080 shares at $51.09 per share, 604,011 shares at $56.78 per share and 150,000 shares at $53.06 per share were outstanding during the thirteen weeks ending March 29, 1998. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3:   Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:

                                                 Thirteen weeks ended
                                                 --------------------
                                                 March 28,  March 29,
Dollar amounts in millions                         1999       1998
                                                 ---------  ---------

Net earnings (loss)                              $    (48)  $     85
Other comprehensive income (expense):
     Foreign currency translation adjustments          39          5
     Income tax (expense) on foreign currency
       translation adjustments                         (6)        (2)
                                                 ---------  ---------
                                                 $    (15)  $     88
                                                 =========  =========


Note 4:   Equity Affiliates

Weyerhaeuser

The company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. Investments carried at equity are:

 .  Cedar River Paper Company - A 50 percent owned joint venture in
   Cedar Rapids, Iowa, that manufactures liner and medium containerboard from recycled fiber.

 . Nelson Forests Joint Venture - An investment in which the company owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

 . SCA Weyerhaeuser Packaging Holding Company Asia Ltd. - A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Currently, one facility is in operation and another is under construction in China.

 . RII Weyerhaeuser World Timberfund, L.P. - A 50 percent owned joint venture with institutional investors to make investments in timberlands and related assets outside the United States. The primary focus of this partnership is in pine forests in the Southern Hemisphere.

Weyerhaeuser Company
-12-


 . North Pacific Paper Corporation - A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington. This venture was formed in February 1998 through a restructuring of the company's 80 percent ownership, which was fully consolidated, to 50-50 ownership with Nippon Paper Industries Co., Ltd.

 .  Wilton Connor LLC - A 50 percent owned joint venture in
   Charlotte, North Carolina, formed in October 1998. This venture supplies full-service, value-added turnkey packaging solutions that assist product manufacturers in the areas of retail marketing and distribution.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:

                                                 March 28,   Dec. 27,
                                                   1999       1998
Dollar amounts in millions                       ---------  ---------

Current assets                                   $    161   $    165
Noncurrent assets                                   1,295      1,325
Current liabilities                                    68         77
Noncurrent liabilities                                683        702

                                                 Thirteen weeks ended
                                                 --------------------
                                                 March 28,  March 29,
                                                   1999       1998
                                                 ---------  ---------

Net sales and revenues                           $    164   $    173
Operating income                                       20         28
Net income (loss)                                      (4)        14

The company provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing fees, support services and shipping services. Additionally, the company purchases finished product from certain of these entities. The aggregate total of these transactions is not material to the results of operations of the company.

Real Estate and Related Assets

Investments in and advances to joint ventures and limited partnerships that are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings as appropriate.

Unconsolidated financial information for joint ventures and limited partnerships, which are accounted for by the equity method, is as follows:

                                                 March 28,   Dec. 27,
                                                   1999       1998
Dollar amounts in millions                       ---------  ---------

Current assets                                   $  2,624   $  1,755
Noncurrent assets                                     172        230
Current liabilities                                 2,063      1,241
Noncurrent liabilities                                117        136


                                                 Thirteen weeks ended
                                                 --------------------
                                                 March 28,  March 29,
                                                   1999       1998
                                                 ---------  ---------

Net sales and revenues                           $     69   $     57
Operating income                                       47         34
Net income                                             40         27

The company may charge management and/or development fees to the joint ventures or limited partnerships. The aggregate total of these transactions is not material to the results of operations of the company.

Weyerhaeuser Company
-13-


Note 5:   Income Taxes

Provisions for income taxes include the following:       Thirteen weeks ended
                                                         --------------------
                                                         March 28,  March 29,
Dollar amounts in millions                                 1999       1998
                                                         ---------  ---------

Federal:
     Current                                             $      3   $     16
     Deferred                                                  13         26
                                                         ---------  ---------
                                                               16         42
                                                         ---------  ---------

State:
     Current                                                    1          3
     Deferred                                                  --          1
                                                         ---------  ---------
                                                                1          4
                                                         ---------  ---------

Foreign:
     Current                                                    4          3
     Deferred                                                   3          1
                                                         ---------  ---------
                                                                7          4
                                                         ---------  ---------

Income taxes before cumulative effect of a change
  in an accounting principle                                   24         50
Deferred taxes applicable to the cumulative effect
  of a change in an accounting principle                      (52)        --
                                                         ---------  ---------
                                                         $    (28)  $     50
                                                         =========  =========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended March 28, 1999, and March 29, 1998, the company's provision for income taxes as a percent of earnings before income taxes and cumulative effect of a change in an accounting principle is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirteen-week periods ended March 28, 1999, and March 28, 1998, were 36.5% and 37%, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 6:   Inventories

                                                      March 28,   Dec. 27,
                                                        1999        1998
Dollar amounts in millions                            ---------  ---------

Logs and chips                                        $    139   $    108
Lumber, plywood and panels                                 196        143
Pulp and paper                                             191        190
Containerboard, paperboard and packaging                   101         96
Other products                                             156        150
Materials and supplies                                     275        275
                                                      ---------  ---------
                                                      $  1,058   $    962
                                                      =========  =========

Weyerhaeuser Company
-14-


Note 7:   Property and Equipment

                                                 March 28,   Dec. 27,
Dollar amounts in millions                         1999        1998
                                                 ---------  ---------

Property and equipment, at cost:
     Land                                        $    157   $    157
     Buildings and improvements                     1,706      1,667
     Machinery and equipment                        9,557      9,732
     Rail and truck roads                             556        555
     Other                                            109        111
                                                 ---------  ---------
                                                   12,085     12,222

Less allowance for depreciation and amortization    5,703      5,530
                                                 ---------  ---------
                                                 $  6,382   $  6,692
                                                 =========  =========

Note 8:   Accrued Liabilities

                                                         March 28,   Dec. 27,
Dollar amounts in millions                                 1999        1998
                                                         ---------  ---------

Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                            $    262   $    305
Taxes - social security and real and personal property         56         46
Interest                                                       51         87
Income taxes                                                   22         16
Other                                                         263        253
                                                         ---------  ---------
                                                         $    654   $    707
                                                         =========  =========

Note 9:   Short-Term Debt

Lines of Credit

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $650 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at March 28, 1999, and December 27, 1998. No portion of these lines has been availed of by the company or WRECO at March 28, 1999, or December 27, 1998. Neither of the entities referred to herein is a guarantor of the borrowings of the other.

Note 10:  Long-Term Debt

Lines of Credit

The company's lines of credit include a five-year revolving credit facility agreement entered into in 1997 with a group of banks that provides for borrowings of up to the total amount of $400 million, all of which is available to the company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

Weyerhaeuser Financial Services, Inc. (WFS), a wholly owned subsidiary, has a set of term credit facility agreements with a group of banks that provide for borrowings of up to $175 million. $100 million was outstanding under these agreements at March 28, 1999, and December 27, 1998.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt.
Weyerhaeuser reclassified $382 million and $192 million as of March 28, 1999, and December 27, 1998, respectively.

No portion of these lines has been availed of by the company, WRECO or WFS at March 28, 1999, and December 27, 1998, except as noted.

The company's compensating balance agreements were not significant.

Weyerhaeuser Company
-15-


Note 11:  Restructuring the Ownership of a Subsidiary

In the first quarter of 1998, the company and Nippon Paper Industries Co., Ltd. (NPI) completed the restructuring of their North Pacific Paper Corporation (NORPAC) joint venture. Through this restructuring, the ownership of NORPAC changed from 80 percent company ownership and 20 percent NPI ownership to 50 percent for each shareholder. This transaction changed the reporting status of NORPAC from a fully consolidated subsidiary, with minority elimination, to a joint venture accounted for on the equity method of accounting. The change in accounting for this venture resulted in the following significant noncash changes in the company's consolidated balance sheet: decreases of $621 million in property and equipment, $151 million in deferred taxes, and $121 million in minority interest in subsidiaries; and an increase of $168 million in investments in and advances to equity affiliates. The company received net funds of $218 million and recognized a gain of $5 million on this transaction.

Note 12:  Shareholders' Interest

Common Shares

Common shares reserved for stock option plans were 8,177,000 shares at March 28, 1999, and 7,222,000 shares at December 27,
1998.

Cumulative Other Comprehensive (Expense)

The company's cumulative other comprehensive (expense) includes:

                                                 March 28,   Dec. 27,
Dollar amounts in millions                         1999      1998
                                                 ---------  ---------

Foreign currency translation adjustments         $   (167)  $   (200)
Minimum pension liability adjustment                   (8)        (8)
                                                 ---------  ---------
                                                 $   (175)  $   (208)
                                                 =========  =========

Note 13:  Impairment of Long-Lived Assets

During the 1999 first quarter, the company recorded a pretax charge of $91 million for the impairment of long-lived assets. This charge is related to the company's decision to sell its composite products business and ply-veneer facility and close a chip export facility. These facilities, with a net book value of $160 million, are located in Springfield, Oregon; Moncure, North Carolina; Adel, Georgia; and Coos Bay, Oregon.

The decision to sell the composite products business was an option explored in a strategic review of this business. In 1996, the size and scale of the company's position in the composite products business was significantly reduced with the sale of two composite products plants as part of a facility disposition. The sale of the composite products business and ply-veneer facility is expected to occur in the second quarter of 1999.

The closure of the Coos Bay chip export dock is a result of the continuing decline in the supply of wood chips in the Pacific
Northwest due largely to a significant decrease in federal timber sales and related mill closures over the last decade.

The sale or closure of these facilities will not have a material impact on the company's results of operations or financial position.

Note 14:  Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, were $615 million in 1998, and are expected to be approximately $785 million in 1999; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Weyerhaeuser Company
-16-


Note 15:  Subsequent Events

During April 1999, the following events occurred:

 . The company signed an agreement to sell its composite products facilities and ply-veneer plant to SierraPine Limited. These facilities are located in Springfield, Oregon; Moncure, North Carolina; and Adel, Georgia. The transaction is expected to close in the second quarter. See related Note 13: Impairment of Long-Lived Assets in Notes to Financial Statements of this Form 10-Q.

 . RII Weyerhaeuser World Timberfund (the Timberfund), a joint venture in which the company has a 50 percent interest, reached an agreement to acquire all the plantations and solid wood manufacturing facilities held by CSR Ltd. of Australia in Victoria and South Australia.

   Assets include 62,500 acres of radiata pine plantations, two softwood lumber mills with a capacity of 115 million board feet, a lumber treating operation, a pine molding remanufacturing plant, a chip export business and a 30 percent interest in CSR's sales and distribution business. Approximately 500 people currently work in these operations.

   Weyerhaeuser Company, through a subsidiary, will assume the responsibility for all management and marketing activities of the acquisition.

   The Timberfund will pay approximately US $142 million for these assets and expects to complete the purchase before the end of the second quarter, subject to Australian government regulatory approval.

Note 16:       Business Segments

The company is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products. The company's principal business segments are timberlands (including logs, chips and timber); wood products (including softwood lumber, plywood and veneer; composite panels; oriented strand board; hardwood lumber; treated products; doors; raw materials; and building materials distribution); pulp, paper and packaging (including pulp, paper, containerboard, packaging, paperboard and recycling); and real estate and related assets.

The timber-based businesses involve a high degree of integration among timber operations; building materials conversion facilities; and pulp, paper, containerboard and paperboard primary manufacturing and secondary conversion facilities. This integration includes extensive transfers of raw materials, semi-finished materials and end products between and among these groups. The company's accounting policies for segments are the same as those described in Note 1: Summary of Significant Accounting Policies. Management evaluates segment performance based on the contributions to earnings of the respective segments. Accounting for segment profitability in integrated manufacturing sites involves allocation of joint conversion and common facility costs based upon the extent of usage by the respective product lines at that facility. Transfer of products between segments is accounted for at current market values.

Weyerhaeuser Company
-17-


An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                                       Thirteen weeks ended
                                                       --------------------
                                                       March 28,  March 29,
Dollar amounts in millions                               1999       1998
                                                       ---------  ---------

Sales to and revenues from unaffiliated customers:
     Timberlands                                       $    153   $    163
     Wood products                                        1,116      1,018
     Pulp, paper and packaging                            1,082      1,120
     Real estate and related assets                         276        265
     Corporate and other                                     38         37
                                                       ---------  ---------
                                                          2,665      2,603
                                                       ---------  ---------
Intersegment sales:
     Timberlands                                            125        139
     Wood products                                           48         50
     Pulp, paper and packaging                               32         25
     Corporate and other                                      2          5
                                                       ---------  ---------
                                                            207        219
                                                       ---------  ---------

Total sales and revenues                                  2,872      2,822
Intersegment eliminations                                  (207)      (219)
                                                       ---------  ---------
                                                       $  2,665   $  2,603
                                                       =========  =========

Approximate contribution (charge) to earnings (1):
     Timberlands                                       $    119   $    147
     Wood products                                          (14)        26
     Pulp, paper and packaging                               42         52
     Real estate and related assets (1)                      46         25
     Corporate and other                                    (62)       (49)
                                                       ---------  ---------
                                                            131        201

Interest expense                                            (67)       (67)
Less capitalized interest                                     2          1
                                                       ---------  ---------
Earnings before income taxes and the cumulative effect
  of a change in an accounting principle                     66        135
Income taxes                                                (24)       (50)
                                                       ---------  ---------
Earnings before the cumulative effect of a change in
  an accounting principle                                    42         85
Cumulative effect of a change in an accounting
  principle                                                 (90)        --
                                                       ---------  ---------
                                                       $    (48)  $     85
                                                       =========  =========

There were no material changes from year-end 1998 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $5 million and $6 million in the thirteen weeks ended March 28, 1999, and March 29, 1998, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

Weyerhaeuser Company
-18-


               WEYERHAEUSER COMPANY AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Results of Operations

Consolidated Results

The company reported a net loss of $48 million, or 24 cents, basic and diluted, per common share in the first quarter compared to a $85 million profit, or 43 cents basic and diluted earnings per common share in the same quarter last year. The current quarter results were impacted by two material nonrecurring charges:

 . An after-tax charge of $90 million, or 45 cents per common share, from the cumulative effect of a change in an accounting policy which required the company to write off the unamortized balance of capitalized start-up costs at year-end 1998. This charge included $9 million for the company's interest in the write-off of unamortized start-up costs in three of its 50 percent-owned equity affiliates.

 . An after-tax charge of $60 million, or 30 cents per common share, associated with the recognition of impairment of long-lived assets in four of the company's composite products facilities, a ply-veneer facility and a chip export dock. The composite products and ply-veneer facilities are expected to be sold in the second quarter while the chip export dock is expected to be closed before the end of the year.

Earnings for the quarter before these charges were $102 million, or 51 cents per common share, an increase of 19 percent over the 1998 first quarter.

Consolidated net sales and revenues were $2.7 billion in the quarter, up 2 percent from the $2.6 billion the prior year. This increase was principally in the wood products segment as lumber prices strengthened in the quarter.

Timberlands

First quarter operating earnings were $119 million in 1999, a decline of 19 percent from the $147 million earned in 1998. Sales to unaffiliated customers were $153 million compared to $163 million a year ago. Intersegment sales were $125 million for the quarter, down from $139 million reported a year ago. Volume in both the domestic and foreign log markets was generally stable throughout the quarter and showed some improvement late in the period. Domestic prices remain well below last year's first quarter levels while export prices remain unchanged from the same period a year ago. Log production for this segment was 129 million cubic feet in the quarter compared to 127 million cubic feet in the 1998 first quarter. Raw material sales for this segment were 68 million cubic feet, up from last year's volume of 54 million cubic feet.

Wood Products

Operating earnings, before a $94 million charge for impairment of long-lived assets ($91 million) and related exit costs ($3 million), were $80 million compared to $26 million in the same period last year. Including the charge, the segment had a loss of $14 million for the quarter. Sales were $1.1 billion, up 10 percent from the 1998 first quarter. The strong earnings before the charge are the result of demand for lumber and panel products due to the continued strong domestic housing market. Lumber and oriented strand board volumes were up compared to the same period last year along with stronger prices for plywood and oriented strand board.

Weyerhaeuser Company
-19-


Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 28, 1999, and March 29, 1998, are as follows:


                                   Third Party Sales   Total Production
                                  ------------------- -------------------
                                    Thirteen weeks      Thirteen weeks
                                        ended              ended
                                  ------------------- -------------------
                                  March 28, March 29, March 28, March 29,
Products (in millions)              1999      1998      1999      1998
----------------------            --------- --------- --------- ---------

 Softwood lumber-board feet          1,220     1,131     1,019       980
 Softwood plywood and
   veneer-square feet (3/8")           415       436       251       237
 Composite panels-square
   feet (3/4")                         152       145       134       127
 Oriented strand board-square
   feet (3/8")                         679       640       656       533
 Hardwood lumber-board feet             99        86        91        87
 Engineered wood products-lineal
   feet                                 39        32        --        --
 Hardwood doors (thousands)            180       188       178       209
 Raw materials-cubic feet               84        77        --        --
 Logs-cubic feet                        --        --       154       148

Pulp, Paper and Packaging

The segment reported operating earnings of $42 million, down 20 percent from the 1998 first quarter results of $52 million, but 21 percent higher than the fourth quarter 1998 results. Sales for the quarter were $1.1 billion, comparable to the same period a year ago. Prices were lower than a year ago and the previous quarter across all product lines, offset in part by higher sales volumes and lower operating costs.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 28, 1999, and March 29, 1998, are as follows:



                                   Third Party Sales   Total Production
                                  ------------------- -------------------
                                    Thirteen weeks      Thirteen weeks
                                        ended               ended
                                  ------------------- -------------------
                                  March 28, March 29, March 28, March 29,
Products (in thousands)             1999      1998      1999      1998
-----------------------           --------- --------- --------- ---------

 Pulp-air-dry metric tons              583       520       579       495
 Paper-tons                            371       266       403       289
 Paperboard-tons                        61        59        61        64
 Containerboard-tons                   115        81       597       612
 Packaging-MSF                      11,110    10,927    11,725    11,531
 Recycling-tons                        671       616     1,027       954

Real Estate and Related Assets

First quarter operating earnings were $46 million compared to $25 million in 1998; an increase of 84 percent. Sales and revenues were $276 million, an increase of 4 percent over the prior year. Improved operating performance and the strength of the housing markets in which the company operates - especially California - contributed to the strong performance.

Costs and Expenses

Excluding the noncash charge of $91 million for impairment of long-lived assets and the $17 million charge for Year 2000 remediation, total costs and expenses incurred in the first quarter of 1999 were virtually unchanged from the same period a year ago. Weyerhaeuser's costs of products sold, as a percentage of sales were 77 percent for the current quarter compared to 78 percent in the 1998 first quarter. Cost reduction efforts, primarily in the pulp, paper and packaging segment, contributed to a decrease in the costs of products sold compared to the 1998 first quarter.

Other income (expense) is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. There were no significant individual items in the first quarters of either 1999 or 1998.

Weyerhaeuser Company
-20-


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

Operations

Consolidated net cash provided by operations in the first quarter was $6 million. Net cash from operations, before net changes in working capital, of $268 million was offset by an increased use of funds for working capital. Significant noncash charges were depreciation, amortization and fee stumpage of $156 million; the net effect of a change in an accounting principle, i.e., the write-off of unamortized capitalized start-up costs, of $90 million; and the charge of $91 million for the write-down of impaired assets to fair market value. These noncash charges were offset in part by the net loss of $48 million and a noncash credit of $17 million for pension and other postretirement benefits.

Working capital cash requirements for Weyerhaeuser included increases of $105 million in accounts receivable and $96 million in inventories along with a decrease of $37 million in accounts payable and accrued liabilities. The increase in receivables reflects the seasonal increase in sales in late first quarter versus late fourth quarter of 1998. The inventory increase was across all product lines with the inventory turnover rate dropping from 11.8 turns in the 1998 fourth quarter to 10.9 turns in the current quarter. Real estate and related assets cash outflows included $47 million for the acquisition and development of land and residential lots for construction.

Earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

 . $131 million for the timberlands segment for the current quarter compared to $160 million in 1998. Operating earnings for this segment were $28 million lower than last year.

 . $123 million for the wood products segment in 1999 first quarter compared to $73 million in the same period last year. The current quarter includes a noncash charge of $91 million for impairment of long-lived assets.

 . $134 million for the pulp, paper and packaging segment in the current quarter compared to $136 million in 1998.

Investing

Capital expenditures for the quarter were $106 million. The capital spending by segment was $22 million for timberlands, $24 million for wood products, $58 million for pulp, paper and packaging and $2 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $785 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

The cash needed to meet capital and other needs during the quarter was generated principally from the sale of commercial paper.

Financing

During the current quarter, Weyerhaeuser increased its interest bearing debt by $176 million. This was primarily from commercial paper borrowings of $189 million offset in part by debt payments of $35 million. The real estate and related assets segment utilized intercompany borrowings to reduce third party debt by $25 million in the quarter.

Weyerhaeuser Company
-21-


The company's debt to total capital ratio was 41 percent at the end of the quarter. This is comparable to the 40 percent at the end of 1998 first quarter and 39 percent at the end of 1998.

During the first quarter, the company paid $79 million in cash dividends.

Environmental Matters

During the first quarter of 1999, the National Marine Fisheries Service (NMFS) announced decisions under the Endangered Species Act (ESA) with respect to various species of fish that spawn in the Pacific Northwest (Washington, Oregon, Idaho and northern California). Several populations of chinook, chum and sockeye salmon and steelhead trout were determined to be threatened or endangered. Several other populations were proposed to be listed as threatened or endangered, listing decisions on several other populations were deferred, and designations of critical habitat were proposed for several populations. In April 1999, NMFS proposed listing cutthroat trout in portions of Washington and Oregon and delisting cutthroat trout in Oregon's Umpqua River drainage.

The ESA automatically prohibits the "take" of species listed as endangered and gives NMFS authority to prohibit the "take" of species it lists as threatened. NMFS announced that it intends to adopt rules to prohibit "take" of the species it has listed as threatened, except "incidental take" that may result from activities regulated under state or local programs approved by NMFS. State agencies and local governments are reviewing their environmental regulations regarding forestry and other land use activities and are considering adoption of stronger regulations to help protect habitat for such species and obtain such approvals from NMFS. Requirements to protect habitat for threatened and endangered species have resulted in restrictions in timber harvests on nonfederal timberlands, including some timberlands of the company. In the future, such requirements could result in restrictions on timber harvest and other forest management practices on some of the company's timberlands, could increase operating costs, and could affect timber supply and prices in some regions. The company does not believe that such restrictions will have a significant effect on the company's total harvest of timber in 1999 or 2000, although they may have such an effect in the future.

Year 2000

Weyerhaeuser, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem before the end of 1999. The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g., DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The company has conducted a comprehensive inventory to identify where this problem may occur in its information technology, manufacturing and facilities systems. The company is engaged in modifying or replacing its affected systems in a manner that will minimize any detrimental effects on operations and has substantially completed its goal of correcting affected systems that would have a critical effect on its business operations. While some significant components remain uncorrected, the company believes that all such systems have been identified and has plans in place to correct such systems by the end of the second quarter of 1999. The company expects to complete the testing and verification of such systems during 1999.

While it is difficult at present to fully quantify the overall cost of this work, the company estimates that the overall cost of remediation, including costs to be capitalized, could approach $100 million. The company presently believes that such costs will not have a material effect on the company's current financial position or liquidity; however, in any given future reporting period, such costs could have a material effect on results of operations. Through the first quarter of 1999, the company has incurred $73 million of remediation costs, of which $54 million was incurred in 1997 and 1998 and $12.5 million has been capitalized for new hardware and software. The company expects substantial additional costs to be incurred in the second and third quarters of 1999.

Depending on whether suppliers, customers and other entities with which the company does business are able to successfully address the Year 2000 issue, the company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurred. As a result, the company is communicating with such entities to determine their state of readiness. The company is also developing contingency plans to allow primary operations of the company to continue if the company's significant systems or such entities are disrupted by the Year 2000 problem. The company currently expects that its contingency plans will be developed by the end of the second quarter of 1999. In addition, the company has initiated a process to develop joint contingency plans with its customers and suppliers. The company currently expects that it will be prepared in the event of systems failures to continue to do business, although such operations may be at a higher cost.

Weyerhaeuser Company
-22-


These estimates and conclusions contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. The company's current estimates of the amount of time and the costs necessary to address the Year 2000 problem are based on the facts and circumstances existing at this time. The estimates were derived using multiple assumptions of future events, including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the company's estimates, such as the amount of planning and modification needed to achieve full resolution of the Year 2000 problem; the availability and cost of resources; the company's ability to discover and correct all Year 2000 sensitive computer code and equipment; and the ability of suppliers, customers and other entities to bring their systems into compliance.

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

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activity, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company does not hold or issue derivative financial instruments for trading. The company's derivative instruments, which are matched directly against outstanding borrowings, are "pay fixed, receive variable" interest rate swaps with highly rated counterparties in which the interest payments are calculated on a notional amount. The notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to these financial instruments; however, the company does not expect its counterparties to fail to meet their obligations. Interest rate swaps are described as follows:

Dollar amounts in millions

                                      Variable Rate at
                                       March 28, 1999
                                ----------------------------
Notional   Maturity    Fixed                                   Fair Value
 Amount      Date      Rate %     %     Based On               of Swap(1)
--------   ----------  ------   ----    --------------------   ----------
$    27     4/1/99      6.70    8.94    11.95% - Kenny index   $     --
     75    11/6/99(2)   6.85    4.94    30 day LIBOR               (3.7)
--------                                                       ----------
$   102                                                        $   (3.7)
========                                                       ==========


(1) The amount of the obligation under each swap is based on the assumption that such swap had terminated at the end of the fiscal period, and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

(2) Includes the value of an option, by the counterparty, to extend for two years at maturity date.

At March 28, 1999, the company had a Canadian dollar contract in the US dollar equivalent amount of $2 million to help meet the funding requirements of its Canadian operations at the end of the quarter.

Part II.  Other Information

Item 1.   Legal Proceedings

The company conducted a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with federal Prevention of Significant Deterioration (PSD) regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. All PSD compliance issues identified in the review have been resolved, except for PSD issues at the company's Springfield, Oregon, containerboard facility. A final decision is expected to be made by the Lane Regional Air Pollution Control Authority (Lane County, Oregon) concerning alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility upon issuance of the facility's Title V permit in 1999.

Weyerhaeuser Company
-23-


In June 1998, a lawsuit was filed against the company in Superior Court, San Francisco County, California, on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. In December 1998, the complaint was amended narrowing the purported class to individuals and entities in the state of California. In February 1999, the court entered an order certifying the class. The company has filed an appeal and the Court of Appeals has issued a stay of the certification decision pending its review. In September 1998, a lawsuit purporting to be a class action involving hardboard siding was filed against the company in Superior Court, King County, Washington. The complaint was amended, in January 1999, to allege a class consisting of individuals and entities that own homes or other structures in the United States on which exterior hardboard siding manufactured by the company at its former Klamath Falls, Oregon, facility has been installed since January 1981. The amended complaint alleges the company manufactured defective hardboard siding, engaged in unfair trade practices and failed to disclose to customers the alleged defective nature of its hardboard siding. The amended complaint seeks compensatory damages, punitive or treble damages, restitution, attorney fees, costs of the suit and such other relief as may be appropriate. The company is a defendant in approximately 25 other hardboard siding cases, two of which purport to be statewide class actions on behalf of owners of property in Iowa and Oregon that contain the company's hardboard siding.

In April 1999, the company received a Notice of Violation (NOV) from the Georgia Environmental Protection Department (EPD) for air emission issues at its Adel, Georgia, facility. The NOV addresses the facility's failure to satisfy the percentage of Volatile Organic Compounds (VOC) removal required for the biofilter. The NOV requires the company to submit an application for a permit amendment which contains a monitoring plan for VOC emissions, a proposed VOC mass emission limit, proof of compliance with that limit, and a detailed schedule for the installation of a continuous VOC emission monitor and flow monitor that meets state requirements. The required response to the NOV is being prepared by the company.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from these proceedings and matters, or all of them combined, would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

27   Financial Data Schedules

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 7, January
21 and April 14, 1999, reporting information under Item 5, Other
Events.