Form 10-Q
period 1999-06-27
WEYERHAEUSER CO
filed 1999-08-11
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                                 FORM 10-Q


                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               X        OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the twenty-six weeks ended June 27, 1999 or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

The number of shares outstanding of the registrant's class of common stock, as of July 30, 1999, was 201,167,081 common shares ($1.25 par value).

Weyerhaeuser Company
-2-


                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                         Index to Form 10-Q Filing
               For the twenty-six weeks ended June 27, 1999

                                                            Page No.
                                                            --------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                  3
            Consolidated Balance Sheet                         4-5
            Consolidated Statement of Cash Flows               6-7
            Notes to Financial Statements                      8-17

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                       18-23

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                     23

Part II.  Other Information

Item 1.   Legal Proceedings                                   24-25
Item 2.   Changes in Securities                         (not applicable)
Item 3.   Defaults upon Senior Securities               (not applicable)
Item 4.   Submission of Matters to a Vote of Security
          Holders                                               25
Item 5.   Other Information                             (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                      25

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 27, 1998. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ending June 27, 1999, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY

                                   By /s/ K. J. Stancato
                                     ---------------------
                                     K. J. Stancato
                                     Duly Authorized Officer and
                                     Principal Accounting Officer

August 11, 1999

Weyerhaeuser Company
-3-


                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                           CONSOLIDATED EARNINGS
           For the periods ended June 27, 1999 and June 28, 1998
      (Dollar amounts in millions except as noted and per share data)
                                (Unaudited)

                                      Thirteen weeks      Twenty-six
                                          ended           weeks ended
                                      ---------------  -----------------
                                        June     June     June     June
                                         27,      28,      27,      28,
                                        1999     1998     1999     1998
                                       -------  -------  -------  -------
Net sales and revenues:
 Weyerhaeuser                          $2,730   $2,429   $5,119   $4,767
 Real estate and related assets           314      247      590      512
                                       -------  -------  -------  -------
Total net sales and revenues            3,044    2,676    5,709    5,279
                                       -------  -------  -------  -------

Costs and expenses:
 Weyerhaeuser:
  Costs of products sold                2,059    1,939    3,897    3,759
  Depreciation, amortization and fee
   stumpage                               153      141      308      290
  Selling, general and administrative
   expenses                               194      148      358      311
  Research and development expenses        13       15       26       29
  Taxes other than payroll and income
   taxes                                   33       32       65       66
  Charge for impairment of long-lived
   assets (Note 13)                        --       --       91       --
  Charge for Year 2000 remediation         10        7       27        8
                                       -------  -------  -------  -------
                                        2,462    2,282    4,772    4,463
                                       -------  -------  -------  -------

 Real estate and related assets:
  Costs and operating expenses            258      214      478      439
  Depreciation and amortization             1        2        2        3
  Selling, general and administrative
   expenses                                13       14       28       27
  Taxes other than payroll and income
   taxes                                    2        3        4        5
                                       -------  -------  -------  -------
                                          274      233      512      474
                                       -------  -------  -------  -------
Total costs and expenses                2,736    2,515    5,284    4,937
                                       -------  -------  -------  -------

Operating income                          308      161      425      342

Interest expense and other:
 Weyerhaeuser:
  Interest expense incurred                67       65      134      132
  Less interest capitalized                 3        1        5        2
  Equity in income of affiliates
   (Note 4)                                 6        9        8       15
  Other income (expense), net               2       (3)       7       10
 Real estate and related assets:
  Interest expense incurred                18       17       38       38
  Less interest capitalized                15       15       30       30
  Equity in income of joint ventures
   and limited partnerships (Note 4)        4        6       11       12
  Other income (expense), net               5        2       10        3
                                       -------  -------  -------  -------
Earnings before income taxes and
 cumulative effect of a change in an
 accounting principle                     258      109      324      244
Income taxes (Note 5)                      94       40      118       90
                                       -------  -------  -------  -------
Earnings before cumulative effect of
 a change in an accounting principle      164       69      206      154
Cumulative effect of a change in an
 accounting principle (Note 1)             --       --       90       --
                                       -------  -------  -------  -------
Net earnings                           $  164   $   69   $  116   $  154
                                       =======  =======  =======  =======

Per common share (Note 2):
 Basic net earnings before cumulative
  effect of a change in an accounting
  principle                            $ 0.82   $ 0.34   $ 1.03   $ 0.77
 Cumulative effect of a change in an
  accounting principle                     --       --    (0.45)      --
                                       -------  -------  -------  -------
                                       $ 0.82   $ 0.34   $ 0.58   $ 0.77
                                       =======  =======  =======  =======

 Diluted net earnings before
  cumulative effect of a change in
  an accounting principle              $ 0.81   $ 0.34   $ 1.02   $ 0.77
 Cumulative effect of a change in an
  accounting principle                    --        --    (0.45)      --
                                       -------  -------  -------  -------
                                       $ 0.81   $ 0.34   $ 0.57   $ 0.77
                                       =======  =======  =======  =======

Dividends paid per share               $  .40   $  .40   $  .80   $  .80
                                       =======  =======  =======  =======

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                        CONSOLIDATED BALANCE SHEET
                    June 27, 1999 and December 27, 1998
                       (Dollar amounts in millions)


                                                      June 27,   Dec. 27,
                                                        1999       1998
                                                     ---------  ---------
                                                    (Unaudited)

Assets
------

Weyerhaeuser
 Current assets:
  Cash and short-term investments (Note 1)           $     51   $     28
  Receivables, less allowances                          1,087        886
  Inventories (Note 6)                                    989        962
  Prepaid expenses                                        279        294
                                                     ---------  ---------
     Total current assets                               2,406      2,170

 Property and equipment (Notes 7 and 13)                6,267      6,692
 Construction in progress                                 416        315
 Timber  and timberlands at cost, less fee stumpage
  charged to disposals                                  1,025      1,013
 Investments  in and advances to equity  affiliates
  (Notes 4 and 11)                                        524        482
 Other assets and deferred charges                        319        262
                                                     ---------  ---------
                                                       10,957     10,934
                                                     ---------  ---------



Real estate and related assets
 Cash and short-term investments                            3          7
 Receivables, less discounts and allowances                74         81
 Mortgage-related financial instruments, less
  discounts and allowances                                 94        119
 Real estate in process of development and for sale       593        584
 Land being processed for development                     913        854
 Investments in and advances to joint ventures and
  limited partnerships, less reserves (Note 4)            113        120
 Other assets                                             123        135
                                                     ---------  ---------
                                                        1,913      1,900
                                                     ---------  ---------


     Total assets                                    $ 12,870   $ 12,834
                                                     =========  =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-





                                                      June 27,   Dec. 27,
                                                        1999       1998
                                                     ---------  ---------
                                                    (Unaudited)

Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
 Current liabilities:
  Notes payable                                      $      7   $      5
  Current maturities of long-term debt                     57         88
  Accounts payable (Note 1)                               732        699
  Accrued liabilities (Note 8)                            721        707
                                                     ---------  ---------
     Total current liabilities                          1,517      1,499


 Long-term debt (Note 10)                               3,338      3,397
 Deferred income taxes (Note 5)                         1,419      1,404
 Deferred pension, other postretirement benefits and
  other liabilities                                       512        488
 Commitments and contingencies (Note 14)
                                                     ---------  ---------
                                                        6,786      6,788
                                                     ---------  ---------



Real estate and related assets
 Notes payable and commercial paper                       509        564
 Long-term debt (Note 10)                                 639        701
 Other liabilities                                        302        255
 Commitments and contingencies (Note 14)
                                                     ---------  ---------
                                                        1,450      1,520
                                                     ---------  ---------

     Total liabilities                                  8,236      8,308
                                                     ---------  ---------

Shareholders' interest (Note 12)
 Common shares:  authorized 400,000,000 shares,
  issued 206,072,890 shares, $1.25 par value              258        258
 Other capital                                            411        416
 Cumulative other comprehensive (expense)                (146)      (208)
 Retained earnings                                      4,328      4,372
 Treasury common shares, at cost:  4,908,803 and
  7,063,917                                              (217)      (312)
                                                     ---------  ---------
     Total shareholders' interest                       4,634      4,526
                                                     ---------  ---------

     Total liabilities and shareholders' interest    $ 12,870   $ 12,834
                                                     =========  =========


Weyerhaeuser Company
-6-
                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
   For the twenty-six week periods ended June 27, 1999 and June 28, 1998
                       (Dollar amounts in millions)
                                (Unaudited)

                                                           Consolidated
                                                        ------------------
                                                        June 27,  June 28,
                                                          1999      1998
                                                        --------  --------
Cash provided by (used for) operations:
 Net earnings                                           $   116   $   154
 Noncash charges (credits) to income:
  Depreciation, amortization and fee stumpage               310       293
  Deferred income taxes, net                                 76        63
  Pension and other postretirement benefits                 (36)      (11)
  Equity in (income) loss of affiliates, joint ventures
   and limited partnerships                                 (19)      (27)
  Effect of a change in an accounting principle (Note 1)    142        --
  Effect of a change in an accounting principle -
   deferred taxes (Note 1)                                  (52)       --
  Charge for impairment of long-lived assets (Note 13)       91        --
 Decrease (increase) in working capital:
  Receivables                                              (191)      (72)
  Inventories, real estate and land                        (101)       (9)
  Prepaid expenses                                           12       (37)
  Mortgage-related financial instruments                     15         2
  Accounts payable and accrued liabilities                   99       (46)
 (Gain) loss on disposition of assets                         1         1
 Other                                                       (7)      (21)
                                                        --------  --------
Net cash provided by (used for) operations                  456       290
                                                        --------  --------

Cash provided by (used for) investing activities:
 Property and equipment                                    (198)     (225)
 Timber and timberlands                                     (29)      (41)
 Investments in and advances to equity affiliates           (18)       16
 Proceeds from sale of:
  Property and equipment                                      7        28
  Businesses                                                 80        --
  Mortgage-related financial instruments                     12        34
 Restructuring the ownership of a subsidiary (Note 11)       --       218
 Intercompany advances                                       --        --
 Other                                                        4        (3)
                                                        --------  --------
Net cash provided by (used for) investing activities       (142)       27
                                                        --------  --------

Cash provided by (used for) financing activities:
 Issuances of debt                                           31         8
 Sale of industrial revenue bonds                            --        48
 Notes and commercial paper borrowings, net                 (76)      153
 Cash dividends                                            (160)     (160)
 Payments on debt                                          (161)     (416)
 Purchase of treasury common shares                          --       (42)
 Exercise of stock options                                   90        18
 Other                                                      (19)       (7)
                                                        --------  --------
Net cash provided by (used for) financing activities       (295)     (398)
                                                        --------  --------

Net increase (decrease) in cash and short-term
 investments                                                 19       (81)
Cash and short-term investments at beginning of year         35       122
                                                        --------  --------
Cash and short-term investments at end of period        $    54   $    41
                                                        ========  ========
Cash paid (received) during the period for:
 Interest, net of amount capitalized                    $   141   $   148
                                                        ========  ========
 Income taxes                                           $    (8)  $    61
                                                        ========  ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-






                        Real Estate and
    Weyerhaeuser         Related Assets
 ------------------    ------------------
 June 27,  June 28,    June 27,  June 28,
   1999      1998        1999      1998
 --------  --------    --------  --------

 $    59  $    128     $    57   $    26

     308       290           2         3
      67        55           9         8
     (35)      (10)         (1)       (1)

      (8)      (15)        (11)      (12)
     142        --          --        --

     (52)       --          --        --
      91        --          --        --

    (201)      (64)         10        (8)
     (38)        6         (63)      (15)
      12       (37)         --        --
      --        --          15         2
      48       (11)         51       (35)
       1        10          --        (9)
       6       (18)        (13)       (3)
 --------  --------    --------  --------
     400       334          56       (44)
 --------  --------    --------  --------


    (196)     (224)         (2)       (1)
     (29)      (41)         --        --
     (43)       --          25        16

       6         9           1        19
      80        --          --        --
      --        --          12        34
      --       218          --        --
     (22)     (190)         22       190
       4        (2)         --        (1)
 --------  --------    --------  --------
    (200)     (230)         58       257
 --------  --------    --------  --------


      31         4          --         4
      --        48          --        --
     (21)       48         (55)      105
    (160)     (160)         --        --
     (98)      (78)        (63)     (338)
      --       (42)         --        --
      90        18          --        --
     (19)       (7)         --        --
 --------  --------    --------  --------
    (177)     (169)       (118)     (229)
 --------  --------    --------  --------


      23       (65)         (4)      (16)
      28       100           7        22
 --------  --------    --------  --------
 $    51   $    35     $     3   $     6
 ========  ========    ========  ========

 $   132   $   136     $     9   $    12
 ========  ========    ========  ========
 $   (10)  $    22     $     2   $    39
 ========  ========    ========  ========

Weyerhaeuser Company
-8-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________

                       NOTES TO FINANCIAL STATEMENTS
   For the twenty-six week periods ended June 27, 1999 and June 28, 1998


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

Accounting Pronouncements Implemented

In the 1999 first quarter, the company implemented the following Statements of Position (SOP) issued by the American Institute of Certified Public Accountants Accounting Standards Executive Committee:

 . SOP 98-1, Accounting for the Costs of Computer Software Developed or
  Obtained for Internal Use, which provides guidelines on the accounting for internally developed computer software. The adoption of this SOP did not have a significant impact on the company's results of operations or financial position.

 . SOP 98-5, Reporting on the Costs of Start-up Activities, which requires that the costs of start-up activities be expensed as incurred. In addition, this pronouncement required that all unamortized start-up costs on the balance sheet at the implementation date be written off as a cumulative effect of a change in an accounting principle. The company recorded an after-tax charge of $90 million, or 45 cents per common share, in the first quarter to reflect this write-off. This charge included $9 million for the company's interest in the write-off of unamortized start-up costs in three of its 50 percent-owned equity affiliates.

Weyerhaeuser Company
-9-


Prospective Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date of this pronouncement, originally fiscal years beginning after June 15, 1999, has been delayed to fiscal years beginning after June 15, 2000, with the issuance of SFAS No. 137 on June 30, 1999. This will be effective for the company's fiscal year 2001. Assuming that the company's current minimal involvement in derivatives and hedging activities continues after the implementation date of this statement, the company believes that the future adoption of this statement will not have a material impact on its results of operations or financial position.

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

The notional amounts of these derivative financial instruments are $77 million and $102 million at June 27, 1999, and December 27, 1998, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories. LIFO inventories were $267 million and $253 million at June 27, 1999, and December 27, 1998, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $213 million and $228 million greater at June 27, 1999, and December 27, 1998, respectively.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $136 million and $139 million at June 27, 1999, and December 27, 1998, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Note 2:  Net Earnings Per Common Share

                                        Thirteen weeks     Twenty-six
                                            ended          weeks ended
                                       ----------------- -----------------
                                       June 27, June 28, June 27, June 28,
                                        1999     1998     1999     1998
                                       -------- -------- -------- --------
Weighted average shares outstanding
 (thousands):
  Basic                                199,874  198,832  199,874  198,832
  Dilutive effect of stock options       1,025      695      722      584
                                       -------- -------- -------- --------
  Diluted weighted average shares
   outstanding                         200,899  199,527  200,596  199,416
                                       ======== ======== ======== ========

Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 2,500 shares at $68.41 per share were outstanding during the twenty-six weeks ended June 27, 1999. Options to purchase 604,011 shares at $56.78 per share, 2,000 shares at $60.44 per share and 150,000 shares at $53.06 per share were outstanding during the twenty-six weeks ending June 28, 1998. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3:  Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:

                                       Thirteen weeks      Twenty-six
                                           ended           weeks ended
                                       ----------------- -----------------
                                       June 27, June 28, June 27, June 28,
Dollar amounts in millions               1999     1998     1999     1998
                                       -------- -------- -------- --------
Net earnings                           $   164  $    69  $   116  $   154
Other comprehensive income (expense):
 Foreign currency translation
  adjustments                               36      (44)      75      (39)
 Income tax (expense) on foreign
  currency translation adjustments          (7)      16      (13)      14
                                       -------- -------- -------- --------
                                       $   193  $    41  $   178  $   129
                                       ======== ======== ======== ========

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

Weyerhaeuser Company
-12-


 . SCA Weyerhaeuser Packaging Holding Company Asia Ltd. - A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Currently, there are two facilities in operation in China, one of which opened in July 1999.

 . RII Weyerhaeuser World Timberfund, L.P. - A 50 percent owned joint venture with institutional investors to make investments in timberlands and related assets outside the United States. The primary focus of this partnership is in pine forests in the Southern Hemisphere.

  During the quarter, this joint venture paid approximately US
  $142 million to acquire 62,500 acres of radiata pine plantations, two softwood lumber mills with a capacity of 115 million board feet, a lumber treating operation, a pine molding remanufacturing plant, a chip export business and a 30 percent interest in a sales and distribution business in Australia. Approximately 500 people currently work in these operations.

  Weyerhaeuser Company, through a subsidiary, will assume the responsibility for all management and marketing activities of this acquisition.

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

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:

                                                       June 27,   Dec. 27,
Dollar amounts in millions                               1999       1998
                                                       --------  ---------
Current assets                                         $   206   $    166
Noncurrent assets                                        1,451      1,334
Current liabilities                                         93         80
Noncurrent liabilities                                     761        703

                                        Thirteen weeks      Twenty-six
                                            ended           weeks ended
                                       ----------------- -----------------
                                       June 27, June 28, June 27, June 28,
                                         1999     1998     1999     1998
                                       -------- -------- -------- --------
Net sales and revenues                 $   177  $   180  $   341  $   353
Operating income                            27       32       47       60
Net income (loss)                           13       17        9       31

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

Weyerhaeuser Company
-13-


Unconsolidated financial information for joint ventures and limited partnerships, which are accounted for by the equity method, is as follows:

                                                       June 27,   Dec. 27,
Dollar amounts in millions                               1999       1998
                                                       --------  ---------
Current assets                                         $ 4,333   $  1,755
Noncurrent assets                                          152        230
Current liabilities                                      3,665      1,241
Noncurrent liabilities                                     107        136

                                        Thirteen weeks      Twenty-six
                                            ended           weeks ended
                                       ----------------- -----------------
                                       June 27, June 28, June 27, June 28,
                                         1999     1998     1999     1998
                                       -------- -------- -------- --------
Net sales and revenues                 $   157  $    37  $   226  $    94
Operating income                            94       11      141       45
Net income                                  73        2      113       29

The company may charge management and/or development fees to the joint ventures or limited partnerships. The aggregate total of these transactions is not material to the results of operations of the company.

Note 5:  Income Taxes


Provisions for income taxes include the following:        Twenty-six
                                                          weeks ended
                                                       -----------------
                                                       June 27, June 28,
Dollar amounts in millions                               1999     1998
                                                       -------- --------
Federal:
  Current                                              $    23  $    19
  Deferred                                                  61       58
                                                       -------- --------
                                                            84       77
                                                       -------- --------

State:
  Current                                                    5        4
  Deferred                                                   3        2
                                                       -------- --------
                                                             8        6
                                                       -------- --------

Foreign:
  Current                                                   14        4
  Deferred                                                  12        3
                                                       -------- --------
                                                            26        7
                                                       -------- --------

Income taxes before cumulative effect of a change in
 an accounting principle                                   118       90
Deferred taxes applicable to the cumulative effect of
 a change in an accounting principle                       (52)      --
                                                       -------- --------
                                                       $    66  $    90
                                                       ======== ========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended June 27, 1999, and June 28, 1998, the company's provision for income taxes as a percent of earnings before income taxes and cumulative effect of a change in an accounting principle is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the twenty-six week periods ended June 27, 1999, and June 28, 1998, were 36.5% and 37%, respectively.

Weyerhaeuser Company
-14-


Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 6:  Inventories

                                                       June 27,   Dec. 27,
Dollar amounts in millions                               1999       1998
                                                       --------  ---------
Logs and chips                                         $   102   $    108
Lumber, plywood and panels                                 181        143
Pulp and paper                                             182        190
Containerboard, paperboard and packaging                    95         96
Other products                                             162        150
Materials and supplies                                     267        275
                                                       --------  ---------
                                                       $   989   $    962
                                                       ========  =========

Note 7:  Property and Equipment

                                                       June 27,   Dec. 27,
Dollar amounts in millions                               1999       1998
                                                       --------  ---------
Property and equipment, at cost:
  Land                                                 $   156   $    157
  Buildings and improvements                             1,692      1,667
  Machinery and equipment                                9,375      9,732
  Rail and truck roads                                     558        555
  Other                                                    108        111
                                                       --------  ---------
                                                        11,889     12,222

Less allowance for depreciation and amortization         5,622      5,530
                                                       --------  ---------
                                                       $ 6,267   $  6,692
                                                       ========  =========

Note 8:  Accrued Liabilities

                                                       June 27,   Dec. 27,
Dollar amounts in millions                               1999       1998
                                                       --------  ---------
Payroll -- wages and salaries, incentive awards,
  retirement and vacation pay                          $   298   $    305
Taxes -- social security and real and personal
  property                                                  54         46
Interest                                                    84         87
Income taxes                                                54         16
Other                                                      231        253
                                                       --------  ---------
                                                       $  721    $    707
                                                       ========  =========

Note 9:  Short-Term Debt

Lines of Credit

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $590 million and $650 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at June 27, 1999, and December 27, 1998, respectively. No portion of these lines has been availed of by the company or WRECO at June 27, 1999, or December 27, 1998. Neither of the entities referred to herein is a guarantor of the borrowings of the other.

Weyerhaeuser Company
-15-


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

Weyerhaeuser Financial Services, Inc. (WFS), a wholly owned subsidiary, has a set of term credit facility agreements with a group of banks that provide for borrowings of up to $125 million and $175 million as of June 27, 1999, and December 27, 1998, respectively. $50 million and $100 million were outstanding under these agreements at June 27, 1999, and December 27, 1998, respectively.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $172 million and $192 million as of June 27, 1999, and December 27, 1998, respectively.

No portion of these lines has been availed of by the company, WRECO or WFS at June 27, 1999, and December 27, 1998, except as noted.

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

Note 12:  Shareholders' Interest

Common Shares

Common shares reserved for stock option plans were 6,465,000 shares at June 27, 1999, and 7,222,000 shares at December 27, 1998.

Cumulative Other Comprehensive (Expense)

The company's cumulative other comprehensive (expense) includes:

                                                       June 27,   Dec. 27,
Dollar amounts in millions                               1999       1998
                                                       --------  ---------
Foreign currency translation adjustments               $  (138)  $   (200)
Minimum pension liability adjustment                        (8)        (8)
                                                       --------  ---------
                                                       $  (146)  $   (208)
                                                       ========  =========

Note 13:  Impairment of Long-Lived Assets

During the 1999 first quarter, the company recorded a pretax charge of $91 million for the impairment of long-lived assets. This charge was related to the company's decision to sell its composite products business and ply-veneer facility and close a chip export facility. These facilities, with a net book value of $160 million, are located in Springfield, Oregon; Moncure, North Carolina; Adel, Georgia; and Coos Bay, Oregon.

Weyerhaeuser Company
-16-


The decision to sell the composite products business was an option explored in a strategic review of this business. In 1996, the size and scale of the company's position in the composite products business was significantly reduced with the sale of two composite products plants as part of a facility disposition. The sale of the composite products business and ply-veneer facility was completed in the second quarter of 1999.

The pending closure of the Coos Bay chip export dock is a result of the continuing decline in the supply of wood chips in the Pacific Northwest due largely to a significant decrease in federal timber sales and related mill closures over the last decade.

The sale or closure of these facilities did not have a material impact on the company's results of operations or financial position.

Note 14:  Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, were $227 million year to date compared to $266 million for the same period in 1998 and $615 million for the year 1998. They are expected to be approximately $785 million in 1999; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Note 15:  Business Segments

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

Weyerhaeuser Company
-17-


An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                        Thirteen weeks      Twenty-six
                                            ended           weeks ended
                                       ----------------- -----------------
                                       June 27, June 28, June 27, June 28,
Dollar amounts in millions               1999     1998     1999     1998
                                       -------- -------- -------- --------
Sales to and revenues  from
 unaffiliated customers:
   Timberlands                         $   176  $   153  $   329  $   316
   Wood products                         1,412    1,160    2,528    2,178
   Pulp, paper and packaging             1,100    1,081    2,182    2,201
   Real estate and related assets          314      247      590      512
   Corporate and other                      42       35       80       72
                                       -------- -------- -------- --------
                                         3,044    2,676    5,709    5,279
                                       -------- -------- -------- --------

Intersegment sales:
   Timberlands                             126      118      251      257
   Wood products                            49       47       97       97
   Pulp, paper and packaging                24       11       56       36
   Corporate and other                       2        2        4        7
                                       -------- -------- -------- --------
                                           201      178      408      397
                                       -------- -------- -------- --------

Total sales and revenues                 3,245    2,854    6,117    5,676
Intersegment eliminations                 (201)    (178)    (408)    (397)
                                       -------- -------- -------- --------
                                       $ 3,044  $ 2,676  $ 5,709  $ 5,279
                                       ======== ======== ======== ========
Approximate contribution (charge) to
 earnings (1):
   Timberlands                         $   143  $   118  $   262  $   264
   Wood products                           174       53      160       79
   Pulp, paper and packaging                34       40       76       93
   Real estate and related assets (1)       45       16       91       41
   Corporate and other                     (74)     (54)    (136)    (103)
                                       -------- -------- -------- --------
                                           322      173      453      374

Interest expense                           (67)     (65)    (134)    (132)
Less capitalized interest                    3        1        5        2
                                       -------- -------- -------- --------
Earnings before income taxes and the
 cumulative effect of a change in an
 accounting principle                      258      109      324      244
Income taxes                               (94)     (40)    (118)     (90)
                                       -------- -------- -------- --------
Earnings before the cumulative effect
 of a change in an accounting
 principle                                 164       69      206      154
Cumulative effect of a change in an
 accounting principle                       --       --      (90)      --
                                       -------- -------- -------- --------
                                       $   164  $    69  $   116  $   154
                                       ======== ======== ======== ========

There were no material changes from year-end 1998 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $3 million and $5 million for the thirteen weeks and $8 million and $11 million for the twenty-six weeks ended June 27, 1999, and June 28, 1998, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

Weyerhaeuser Company
-18-


                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Results of Operations

Consolidated Results

Consolidated net earnings for the second quarter were $164 million, or 82 cents basic earnings per common share (81 cents diluted), an increase of 138 percent over 1998 second quarter earnings of $69 million, or 34 cents basic and diluted earnings per common share. The quarter's results reflect the sustained demand for wood products that is being driven by the residential remodeling and repair market and new home construction as evidenced by the record performance in the wood products segment and strong earnings by the real estate business.

Consolidated net sales and revenues for the quarter were $3 billion, an increase of 14 percent over the $2.7 billion reported in the same period last year.

Year to date, the company reported net income of $116 million, or 58 cents basic earnings per common share (57 cents diluted) compared to $154 million, or 77 cents basic and diluted earnings per common share for the prior year. The current year's results were impacted by two material nonrecurring charges:

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

 . An after-tax charge of $60 million, or 30 cents per common share, associated with the recognition of impairment of long-lived assets in four of the company's composite products facilities, a ply-veneer facility and a chip export dock. The composite products and ply-veneer facilities were sold in the second quarter while the chip export dock is expected to be closed before the end of the year.

Year-to-date earnings before these charges were $266 million, or $1.33 per common share, a 73 percent improvement over 1998 results of $154 million, or 77 cents per common share.

Consolidated net sales and revenues year to date were $5.7 billion, up 8 percent from $5.3 billion in the prior year.

Timberlands

Second quarter operating earnings for the timberlands segment were $142.7 million, a 21 percent increase over $117.6 million reported last year. Sales to unaffiliated customers were $176 million, up 15 percent from $153 million in the 1998 second quarter. Intersegment sales were $126 million compared to $118 million reported a year ago.

Volumes and prices for the export log market remain above last year's levels as the Japanese market continues to show signs of slow, but steady improvement as demonstrated by the slight increase in the level of wooden housing starts in Japan during the quarter.

Raw material sales volumes to unaffiliated customers were 72 and 140 million cubic feet for the quarter and year to date, respectively, compared to 63 and 117 million cubic feet, respectively, in the same periods of 1998.

Log production for the segment was 128 and 257 million cubic feet for the quarter and year to date, respectively, compared to 121 and 248 million cubic feet, respectively, in 1998.

Wood Products

This segment reported record operating earnings of $173.8 million for the quarter, a 226 percent increase over $53.3 million in the same quarter last year. Sales were $1.4 billion, up 22 percent from $1.2 billion in 1998's second quarter. This performance reflects strong price improvement for all major products; i.e., lumber, plywood and oriented strand board and a 15 percent sales volume increase in lumber over the preceding year's second quarter.

Weyerhaeuser Company
-19-


The company completed the sale of its composite products business and a ply-veneer facility to SierraPine Limited during the quarter.

Third party sales and total production volumes for the major products in this segment are as follows:

                                         Thirteen weeks     Twenty-six
                                             ended          weeks ended
                                       ----------------- -----------------
                                       June 27, June 28, June 27, June 28,
Third party sales volumes (millions)     1999     1998     1999     1998
------------------------------------   -------- -------- -------- --------
 Softwood lumber - board feet             1,494    1,294    2,714    2,425
 Softwood plywood and veneer - square
  feet (3/8")                               503      478      918      914
 Composite panels - square feet (3/4")      127      153      279      298
 Oriented strand board - square
  feet (3/8")                               665      706    1,344    1,346
 Hardwood lumber - board feet               104       84      203      170
 Engineered wood products - lineal feet      45       44       84       76
 Hardwood doors (thousands)                 194      215      374      403
 Raw materials - cubic feet                  91       77      175      154

Total production volumes (millions)
-----------------------------------

 Softwood lumber - board feet             1,174    1,045    2,193    2,025
 Softwood plywood and veneer - square
  feet (3/8")                               262      249      513      486
 Composite panels - square feet (3/4")       94      131      228      258
 Oriented strand board - square
  feet (3/8")                               564      538    1,137    1,071
 Hardwood lumber - board feet               100       87      191      174
 Hardwood doors (thousands)                 192      207      370      416
 Logs - cubic feet                           98       97      252      245

Pulp, Paper and Packaging

Operating earnings for the quarter were $34.1 million, a 14 percent decrease from $39.8 million reported in the second quarter of 1998. The quarter's sales were $1.1 billion, matching sales for the same quarter a year ago. Although prices for pulp, containerboard and paper were lower than a year ago, market conditions continued to improve over the current year's first quarter. The segment's earnings were unfavorably impacted by 128 thousand tons of planned and unplanned downtime in the pulp and containerboard operations.

Third party sales and total production volumes for the major products in this segment are as follows:

                                        Thirteen weeks      Twenty-six
                                            ended           weeks ended
                                       ----------------- -----------------
                                       June 27, June 28, June 27, June 28,
Third party sales volumes (thousands)    1999     1998     1999     1998
-------------------------------------  -------- -------- -------- --------
 Pulp - air-dry metric tons                 531      498    1,114    1,018
 Paper - tons                               355      263      726      529
 Paperboard - tons                           57       57      118      116
 Containerboard - tons                      140       88      255      169
 Packaging - MSF                         11,438   11,519   22,548   22,446
 Recycling - tons                           695      661    1,366    1,277

Total production volumes (millions)
-----------------------------------

 Pulp - air-dry metric tons                 498      413    1,077      908
 Paper - tons                               371      288      774      577
 Paperboard - tons                           59       51      120      115
 Containerboard - tons                      620      579    1,217    1,191
 Packaging - MSF                         12,070   12,018   23,795   23,549
 Recycling - tons                         1,075      972    2,102    1,926

Weyerhaeuser Company
-20-


Real Estate and Related Assets

The segment earned $44.9 million in the quarter compared to $16.5 million for the same quarter last year, a 172 percent increase. Revenues were $314 million, an increase of 27 percent over the second quarter 1998 revenues of $247 million. The continued strength of the real estate markets in which the company operates, primarily single family construction in Southern California, contributed to these increases. Single family closings and margins were both up significantly.

Costs and Expenses

Weyerhaeuser's total costs and expenses were $2.5 billion for the quarter compared to $2.3 billion in the same period last year. The increase in the costs of products sold can be attributed to an increase in sales volumes in most major product lines, offset in part by improved production efficiencies. The costs of products sold, as a percentage of net sales was 75 percent, a favorable decline from last year's second quarter percentage of 80 percent. Selling, general and administrative expenses of $194 million were up significantly over last year's expenses of $148 million. A major factor in this change is the increased accrual for employee performance incentives related to higher earnings in the current period and year to date.

The increase in the real estate and related assets segment's costs and expenses can be attributed to increased sales volumes over the same period last year.

Other income (expense) is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. There were no significant individual items in 1999 or 1998.

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

Operations

Consolidated net cash provided by operations in the first half of 1999 increased $166 million to $456 million versus $290 million in the first half of 1998. Cash provided by operations before net changes in working capital increased $170 million compared to the first six months of 1998. Significant noncash charges were a change in an accounting principle; i.e., the write-off of unamortized capitalized start-up costs, of $90 million, net of income taxes, and a charge of $91 million for the write-down of impaired assets to fair market value. These noncash charges were offset in part by a decrease of $38 million in year-to-date net earnings compared to 1998 and an increase of $25 million in the noncash credit for pension and other postretirement benefits.

Cash required for working capital by Weyerhaeuser in the first half of 1999 was $179 million, an increase of $73 million over the 1998 requirement for the same period. The negative impacts were a $137 million increase in accounts receivable, related to higher sales and revenues and an increase of $44 million in inventories, primarily in pulp and paper with the addition of the Dryden facility in late 1998. The inventory turnover rate in the current quarter was 12 turns, comparable to the year ago quarter, but higher than the
10.9 turns in the 1999 first quarter. Positive changes in working capital were a decrease of $49 million in prepaid expenses and an increase of $59 million in accounts payable and accrued liabilities as a result of higher accruals for employee incentive compensation and income taxes.

Weyerhaeuser Company
-21-


The real estate and related assets segment working capital provided cash of $13 million in 1999 compared to a use of $56 million in 1998, a net positive effect of $69 million. Uses included an increase of $48 million over 1998 for acquisition of land and residential lots for construction. A positive change was an increase of $51 million in accounts payable and accrued liabilities compared to a decrease of $35 million in the first six months of last year, a net improvement of $86 million.

Year-to-date earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

 . Timberlands - $286 million, comparable to $289 million in 1998.

 . Wood products - $338 million, double the $169 million in the same period last year. 1999 includes a noncash charge of $91 million for impairment of long-lived assets.

 . Pulp, paper and packaging - $261 million, essentially equal to the $258 million reported in 1998.

Investing

Capital expenditures for the first six months were $227 million compared to $266 million a year ago. 1999 capital spending by segment was $41 million for timberlands, $47 million for wood products, $123 million for pulp, paper and packaging and $16 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions, to approximate
$785 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

During the quarter, the company increased its investment in equity affiliates by $43 million, primarily in the RII Weyerhaeuser World Timberfund, L.P. as that joint venture acquired timber and sawmills in Southeast Australia.

The cash needed to meet these capital expenditures, investments and other needs was generated principally from internal cash flow. In addition, the company received proceeds of $80 million from the sale of its composite business and a ply-veneer facility.

Financing

During the first six months of 1999, Weyerhaeuser used $177 million of cash for financing activities compared to $169 million in 1998. Debt was reduced by $88 million this year compared to an increase of $22 million in 1998. The current year debt pay-down reduced the debt to total capital ratio to 38 percent at the end of the period from 41 percent at both the 1998 first half and year-end.

The real estate and related assets segment utilized internal cash flow to reduce long-term debt by $118 million in the first six months of 1999. In 1998, this segment applied cash inflows from intercompany and commercial paper borrowings to reduce long-term debt by $229 million.

Cash dividends of $160 million were paid in the first six months of both 1999 and 1998.

In 1999, the company received $90 million from the sale of treasury stock used in the exercising of stock options compared to $18 million in 1998. This increased activity reflects the rise in the market price of the company's common stock.

In the first half of 1998, the company expended $42 million to purchase 924 thousand shares of its common stock to complete the 11 million share repurchase program that commenced in 1995.

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

Weyerhaeuser Company
-22-


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

For example, during the second quarter of 1999, the Washington State Legislature amended that state's Forest Practices Act to implement a salmon recovery agreement negotiated among state and federal agencies, Indian tribes and forest landowner organizations. This will result in revisions to the state forest practice rules requiring additional timber to be left unharvested in riparian zones along streams and imposing added road construction and maintenance costs, partially offset by reductions in state timber harvest taxes. The company expects the new rules to require some reductions in timber harvest from its lands and other private and public lands in Washington, but does not expect these reductions to significantly impair its ability to operate its facilities or supply products to its customers. In the future, such requirements to protect habitat could result in restrictions on timber harvest and other forest management practices on some of the company's timberlands, could increase operating costs, and could affect timber supply and prices in some regions. The company does not believe that such restrictions will have a significant effect on the company's total harvest of timber in 1999 or 2000, although they may have such an effect in the future.

Year 2000

Weyerhaeuser, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem before the end of 1999. The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g., DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The company has conducted a comprehensive inventory to identify where this problem may occur in its information technology, manufacturing and facilities systems. The company is engaged in modifying or replacing its affected systems in a manner that will minimize any detrimental effects on operations and has substantially completed its goal of correcting affected systems that would have a critical effect on its business operations. While a few significant components remain uncorrected, the company believes that all such systems have been identified and has plans in place to correct such systems before the end of 1999. The company expects to complete the testing and verification of such systems during 1999.

While it is difficult at present to fully quantify the overall cost of this work, the company estimates that the overall cost of remediation, including costs to be capitalized, could approach $100 million. The company presently believes that such costs will not have a material effect on the company's current financial position or liquidity; however, in any given future reporting period, such costs could have a material effect on results of operations. Through the second quarter of 1999, the company has incurred $86 million of remediation costs, of which $54 million was incurred in 1997 and 1998 and $14.6 million has been capitalized for new hardware and software.

Depending on whether suppliers, customers and other entities with which the company does business are able to successfully address the Year 2000 issue, the company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurred. As a result, the company is communicating with such entities to determine their state of readiness. The company has established a priority of such entities based on their relative criticality to the company's operations and continues to evaluate the progress of such entities based on written requests and responses in some cases and through meetings in others. The company will continue to seek and to assess information regarding Year 2000 compliance of important contracting parties.

The company is also developing contingency plans to allow primary operations of the company to continue if the company's significant systems or entities with which it does business are disrupted by the Year 2000 problem. The contingency plans may include, as appropriate, increasing inventory levels, seeking alternate sources of supply, identifying manual alternatives, shifting operations and stockpiling raw materials. The company's contingency plans will continue to be reassessed and refined as more information becomes available. In addition, the company has initiated a process to develop joint contingency plans with its customers and suppliers. The company currently expects that it will be prepared in the event of systems failures to continue to do business, although such operations may be at a higher cost.

Weyerhaeuser Company
-23-


These estimates and conclusions contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. The company's Year 2000 program is an ongoing process and current estimates of the amount of time and the costs necessary to address the Year 2000 problem are based on the facts and circumstances existing at this time. The estimates were derived using multiple assumptions of future events, including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the company's estimates, such as the acquisition of new systems; the amount of planning and modification needed to achieve full resolution of the Year 2000 problem; the availability and cost of resources; the company's ability to discover and correct all Year 2000 sensitive computer code and equipment; and the ability of suppliers, customers and other entities to bring their systems into compliance.

Acquisition

During the second quarter an agreement was reached for the company to acquire MacMillan Bloedel Limited in a stock transaction valued at approximately US$2.45 billion (CDN$3.59 billion) based on the closing price of the company's stock and the value of the Canadian dollar on June
18. The boards of both companies have unanimously approved an agreement that provides MacMillan Bloedel shareholders with .28 shares of common stock in Weyerhaeuser, or .28 equivalent exchangeable shares in a new Weyerhaeuser Canadian subsidiary, for each MacMillan Bloedel share owned. The transaction is expected to close in the fourth quarter subject to normal regulatory approvals in the United States and Canada, court approval in Canada and a favorable vote by MacMillan Bloedel shareholders.

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

Dollar amounts in millions

                                Variable Rate at June 27, 1999
                                ------------------------------
 Notional   Maturity    Fixed                                   Fair Value
  Amount      Date      Rate %     %            Based On        of Swap(1)
 --------  ----------   ------   ------   --------------------  ----------
   $  75   11/6/99(2)    6.85     5.17        30 day LIBOR        $(1.3)

(1) The amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period, and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

(2) Includes the value of an option, by the counterparty, to extend for two years at maturity date.

At June 27, 1999, the company had Canadian dollar contracts worth
US$2 million to help meet the funding requirements of its Canadian operations at the end of the quarter.

Weyerhaeuser Company
-24-


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

In June 1998, a lawsuit was filed against the company in Superior Court, San Francisco County, California, on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. In December 1998, the complaint was amended narrowing the purported class to individuals and entities in the state of California. In February 1999, the court entered an order certifying the class. The company has filed an appeal and the Court of Appeals has issued a stay of the certification decision pending its review. In September 1998, a lawsuit purporting to be a class action involving hardboard siding was filed against the company in Superior Court, King County, Washington. The complaint was amended, in January 1999, to allege a class consisting of individuals and entities that own homes or other structures in the United States on which exterior hardboard siding manufactured by the company at its former Klamath Falls, Oregon, facility has been installed since January 1981. The amended complaint alleges the company manufactured defective hardboard siding, engaged in unfair trade practices and failed to disclose to customers the alleged defective nature of its hardboard siding. The amended complaint seeks compensatory damages, punitive or treble damages, restitution, attorney fees, costs of the suit and such other relief as may be appropriate. In July 1999, the company's motion for summary judgment was granted in this case. A lawsuit was filed against the company in District Court, Johnson County, Texas, in June 1999. The case purports to be a class action on behalf of persons who own structures in the state of Texas with exterior hardboard siding manufactured by the company. The complaint alleges defective design, misrepresentation, negligence, breach of express warranty and fraudulent concealment. The complaint seeks unspecified compensatory damages. In July 1999, a lawsuit was filed against the company in the Court of Common Pleas, Beaufort County, South Carolina. The suit purports to be filed on behalf of all owners of residential structures or other buildings with hardboard siding manufactured by the company. The complaint alleges breach of express and implied warranties, defective design and manufacturer, fraud and violation of South Carolina's unfair trade practices act. The plaintiffs seek compensatory damages, treble damages and attorneys' fees. The company is a defendant in approximately 26 other hardboard siding cases, two of which purport to be statewide class actions on behalf of owners of property in Iowa and Oregon that contain the company's hardboard siding.

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

In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit purports to be a class action on behalf of purchasers of corrugated containers during the period October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit purports to be a class action on behalf of purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws.

In May 1999, the Equity Committee in the Paragon Trade Brands, Inc. bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor's estate. Specifically, the Equity Committee seeks to assert that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon's public offering of common stock in

Weyerhaeuser Company
-25-


January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble (P&G) and the other by Kimberly-Clark (KC). In its motion, the Committee alleges that the claims against the company, if proved meritorious, should result in a recovery in excess of $500 million from the company. No decision has been made by the Bankruptcy Court on the Committee's motion.

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

Item 4. Submission of Matters to a Vote of Security Holders

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 20, 1999, were:

 . The reelection of Martha R. Ingram, John I. Kieckhefer and George H.
  Weyerhaeuser to the board of directors.

                              For       Withheld
                           -----------  --------
        Ingram             179,332,579  1,033,598
        Kieckhefer         179,332,549  1,033,628
        Weyerhaeuser       179,306,512  1,059,665

                                For       Against      Abstain
                             ---------  -----------  -----------
 . Shareholder proposal
  relating to the phase-out
  of chlorine-based
  chemicals                  7,401,733  154,238,470   9,062,422

 . Shareholder proposal -
  on the floor submitted by
  B. Naylor relating to a
  classified board                 420  180,365,757

Item 6. Exhibits and Reports on Form 8-K

Exhibits

27 Financial Data Schedules

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 7, January 21, April 14, June 22, and July 16, 1999, reporting information under Item 5, Other Events.