Form 10-Q
period 1999-09-26
WEYERHAEUSER CO
filed 1999-11-12
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                                 FORM 10-Q



                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
X                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the thirty-nine weeks ended September 26, 1999 or

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
                         Telephone (253) 924-2345

        Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
       Title of Each Class                   Which Registered
-----------------------------------     -------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of October 29, 1999, was 201,181,958 common shares ($1.25 par value).

Weyerhaeuser Company
-2-
                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                         Index to Form 10-Q Filing
            For the thirty-nine weeks ended September 26, 1999



                                                       Page No.
                                                   ----------------
Part  I.  Financial Information

Item  1.  Financial Statements
          Consolidated Statement of Earnings              3
          Consolidated Balance Sheet                     4-5
          Consolidated Statement of Cash Flows           6-7
          Notes to Financial Statements                  8-17

Item  2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                    18-25

Item  3.  Quantitative and Qualitative
          Disclosures About Market Risk                   25

Part II.  Other Information

Item  1.  Legal Proceedings                             26-27
Item  2.  Changes in Securities                    (not applicable)
Item  3.  Defaults upon Senior Securities          (not applicable)
Item  4.  Submission of Matters to a Vote of
          Security Holders                         (not applicable)
Item  5.  Other Information                        (not applicable)
Item  6.  Exhibits and Reports on Form 8-K                  27


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 27, 1998. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ending September 26, 1999, should not be regarded as necessarily indicative of the results that may be expected for the full year.

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


                                   WEYERHAEUSER COMPANY

                                   By  /s/ K. J. Stancato
                                       ----------------------------
                                       K. J. Stancato
                                       Duly Authorized Officer and
                                       Principal Accounting Officer

November 10, 1999

                                                       Weyerhaeuser Company
                                                                        -3-
                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                           CONSOLIDATED EARNINGS
      For the periods ended September 26, 1999 and September 27, 1998
      (Dollar amounts in millions except as noted and per share data)
                                (Unaudited)

                                  Thirteen weeks           Thirty-nine
                                         ended              weeks ended
                                  --------------------  -------------------
                                   Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
                                     1999     1998       1999        1998
                                   --------- ---------  --------- ---------
Net sales and revenues:
 Weyerhaeuser                      $  2,809  $  2,439   $  7,928  $  7,206
 Real estate and related assets         311       297        901       809
                                   --------- ---------  --------- ---------
Total net sales and revenues          3,120     2,736      8,829     8,015
                                   --------- ---------  --------- ---------
Costs and expenses:
 Weyerhaeuser:
  Costs of products sold              2,046     1,874      5,943     5,633
  Depreciation, amortization and
   fee stumpage                         152       145        460       435
  Selling, general and
   administrative expenses              192       174        550       485
  Research and development
   expenses                              12        12         38        41
  Taxes other than payroll and
   income taxes                          32        33         97        99
  Charge for impairment of long-
   lived assets (Note 13)                --        --         91        --
  Charge for Year 2000 remediation        4        8          31        16
                                   --------- ---------  --------- ---------
                                      2,438     2,246      7,210     6,709
                                   --------- ---------  --------- ---------
 Real estate and related assets:
  Costs and operating expenses          257       249        735       688
  Depreciation and amortization           2        1           4         4
  Selling, general and
   administrative expenses               11       13          39        40
  Taxes other than payroll and
   income taxes                           2        2           6         7
                                   --------- ---------  --------- ---------
                                        272      265         784       739
                                   --------- ---------  --------- ---------
Total costs and expenses              2,710    2,511       7,994     7,448
                                   --------- ---------  --------- ---------

Operating income                        410      225         835       567

Interest expense and other:
 Weyerhaeuser:
  Interest expense incurred              62       66         196       198
  Less interest capitalized               2        3           7         5
  Equity in income of
   affiliates (Note 4)                    5        5          13        20
  Other income (expense), net             1       (1)          8         9
 Real estate and related assets:
  Interest expense incurred              18       18          56        56
  Less interest capitalized              15       16          45        46
  Equity in income of joint
   ventures and limited
   partnerships (Note 4)                 18        9          29        21
  Other income (expense), net             2        2          12         5
                                   --------- ---------  --------- ---------
Earnings before income taxes and
 cumulative effect of a change in
 an accounting principle                373      175         697       419
Income taxes (Note 5)                   136       65         254       155
                                   --------- ---------  --------- ---------
Earnings before cumulative effect
 of a change in an accounting
 principle                              237      110         443       264
Cumulative effect of a change in
 an accounting principle (Note 1)        --       --          90        --
                                   --------- ---------  --------- ---------
Net earnings                       $    237  $    110   $    353  $    264
                                   ========= =========  ========= =========
Per common share (Note 2):
 Basic net earnings before
  cumulative effect of a change
  in an accounting principle       $   1.18  $   0.56   $   2.21  $   1.33
 Cumulative effect of a change
  in an accounting principle            --        --       (0.45)       --
                                   --------- ---------  --------- ---------
                                   $   1.18  $   0.56   $   1.76  $   1.33
                                   ========= =========  ========= =========
 Diluted net earnings before
  cumulative effect of a change
  in an accounting principle       $   1.18  $   0.55   $   2.20  $   1.32
 Cumulative effect of a change
  in an accounting principle            --        --       (0.44)      --
                                   --------- ---------  --------- ---------
                                   $   1.18  $   0.55   $   1.76  $   1.32
                                   ========= =========  ========= =========
Dividends paid per share           $    .40  $    .40   $   1.20  $   1.20
                                   ========= =========  ========= =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                        CONSOLIDATED BALANCE SHEET
                 September 26, 1999 and December 27, 1998
                       (Dollar amounts in millions)

                                                      Sept. 26,  Dec. 27,
                                                        1999       1998
                                                     ----------- ---------
                                                     (Unaudited)
Assets
------
Weyerhaeuser
 Current assets:
  Cash and short-term investments (Note 1)             $  124    $   28
  Receivables, less allowances                          1,080       886
  Inventories (Note 6)                                    968       962
  Prepaid expenses                                        277       294
                                                     ----------- ---------
    Total current assets                                2,449     2,170

 Property and equipment (Notes 7 and 13)                6,166     6,692
 Construction in progress                                 442       315
 Timber and timberlands at cost, less fee stumpage
  charged to disposals                                  1,023     1,013
 Investments in and advances to equity
  affiliates (Notes 4 and 11)                             534       482
 Other assets and deferred charges                        373       262
                                                     ----------- ---------
                                                       10,987    10,934
                                                     ----------- ---------
Real estate and related assets
 Cash and short-term investments                            4         7
 Receivables, less discounts and allowances                90        81
 Mortgage-related financial instruments, less
  discounts and allowances                                 87       119
 Real estate in process of development and for sale       578       584
 Land being processed for development                     946       854
 Investments in and advances to joint ventures and
  limited partnerships, less reserves (Note 4)            123       120
 Other assets                                             134       135
                                                     ----------- ---------
                                                        1,962     1,900
                                                     ----------- ---------

    Total assets                                     $ 12,949    $12,834
                                                     =========== =========

See Accompanying Notes to Financial Statements

                                                       Weyerhaeuser Company
                                                                        -5-

                                                       Sept. 26, Dec. 27,
                                                         1999     1998
                                                     ----------- ---------
                                                     (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
 Current liabilities:
  Notes payable                                      $      4    $    5
  Current maturities of long-term debt                     92        88
  Accounts payable (Note 1)                               729       699
  Accrued liabilities (Note 8)                            732       707
                                                     ----------- ---------
    Total current liabilities                           1,557     1,499

 Long-term debt (Note 10)                               3,179     3,397
 Deferred income taxes (Note 5)                         1,482     1,404
 Deferred pension, other postretirement benefits
  and other liabilities                                   531       488
 Commitments and contingencies (Note 14)
                                                     ----------- ---------
                                                        6,749     6,788

Real estate and related assets
 Notes payable and commercial paper                       571       564
 Long-term debt (Note 10)                                 493       701
 Other liabilities                                        350       255
 Commitments and contingencies (Note 14)
                                                     ----------- ---------
                                                        1,414     1,520
                                                     ----------- ---------

    Total liabilities                                   8,163     8,308
                                                     ----------- ---------

Shareholders' interest (Note 12)
 Common shares:  authorized 400,000,000 shares,
  issued 206,072,890 shares, $1.25 par value              258       258
 Other capital                                            411       416
 Cumulative other comprehensive (expense)               (152)     (208)
 Retained earnings                                      4,485     4,372
 Treasury common shares, at cost:  4,892,147
  and 7,063,917                                          (216)     (312)
                                                     ----------- ---------
    Total shareholders' interest                        4,786     4,526
                                                     ----------- ---------
Total liabilities and shareholders' interest         $ 12,949    $12,834
                                                     =========== =========

Weyerhaeuser Company
-6-
                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                   CONSOLIDATED STATEMENT OF CASH FLOWS
For the thirty-nine week periods ended September 26, 1999 and September 27,
                                   1998
                       (Dollar amounts in millions)
                                (Unaudited)

                                                          Consolidated
                                                     ----------------------
                                                       Sept. 26, Sept. 27,
                                                         1999     1998
                                                     ----------- ---------
Cash provided by (used for) operations:
 Net earnings                                        $    353    $  264
 Noncash charges (credits) to income:
  Depreciation, amortization and fee stumpage             464       439
  Deferred income taxes, net                              141       120
  Pension and other postretirement benefits               (67)      (27)
  Equity in (income) loss of affiliates, joint
   ventures and limited partnerships                      (42)      (41)
  Effect of a change in an accounting principle
   (Note 1)                                               142        --
  Effect of a change in an accounting principle -
   deferred taxes (Note 1)                                (52)       --
  Charge for impairment of long-lived assets
   (Note 13)                                               91        --
 Decrease (increase) in working capital:
  Receivables                                            (201)      (58)
  Inventories, real estate and land                       (82)      (12)
  Prepaid expenses                                         10        18
  Mortgage-related financial instruments                   17        24
  Accounts payable and accrued liabilities                131       (71)
 (Gain) loss on disposition of assets                      18         5
 Other                                                     (7)      (35)
                                                     ----------- ---------
Net cash provided by (used for) operations                916       626
                                                     ----------- ---------

Cash provided by (used for) investing activities:
 Property and equipment                                  (301)     (365)
 Timber and timberlands                                   (35)      (48)
 Investments in and advances to equity affiliates         (23)        20
 Proceeds from sale of:
  Property and equipment                                    9        33
  Businesses                                               80        --
  Mortgage-related financial instruments                   16        48
 Restructuring the ownership of a subsidiary
  (Note 11)                                                --       218
 Intercompany advances                                     --        --
 Other                                                     11       (6)
                                                     ----------- ---------
Net cash provided by (used for) investing activities     (243)     (100)
                                                     ----------- ---------

Cash provided by (used for) financing activities:
 Issuances of debt                                         34       158
 Sale of industrial revenue bonds                          --        48
 Notes and commercial paper borrowings, net              (128)      254
 Cash dividends                                          (240)     (239)
 Intercompany cash dividends                               --        --
 Payments on debt                                        (322)     (511)
 Purchase of treasury common shares                        --       (42)
 Exercise of stock options                                 91        18
 Other                                                    (15)       (2)
                                                     ----------- ---------
Net cash provided by (used for) financing activities     (580)     (316)
                                                     ----------- ---------

Net increase (decrease) in cash and short-term
 investments                                               93       210
Cash and short-term investments at beginning of year       35       122
                                                     ----------- ---------
Cash and short-term investments at end of period     $    128    $  332
                                                     =========== =========
Cash paid (received) during the period for:
Interest, net of amount capitalized                  $    237    $  247
                                                     =========== =========
Income taxes                                         $     18    $   65
                                                     =========== =========

See Accompanying Notes to Financial Statements

                                                       Weyerhaeuser Company
                                                                        -7-







                      Real Estate and
    Weyerhaeuser       Related Assets
--------------------- --------------------
Sept. 26, Sept. 27,   Sept. 26,  Sept. 27,
  1999      1998        1999       1998
--------- ---------   ---------  ---------

$   261   $ 213       $    92    $    51

    460     435             4          4
    134     106             7         14
    (66)    (26)           (1)        (1)

    (13)    (20)          (29)       (21)

    142      --            --         --

    (52)     --            --         --

     91      --            --         --

   (194)    (26)           (7)       (32)
    (17)     30           (65)       (42)
     10      18            --         --
     --      --            17         24
     56     (90)           75         19
     18      14            --         (9)
     (6)    (23)           (1)       (12)
--------- ---------   ---------  ---------
    824     631            92         (5)
--------- ---------   ---------  ---------


   (292)   (363)           (9)        (2)
    (35)    (48)           --         --
    (49)     (6)           26         26

      8      14             1         19
     80      --            --         --
     --      --            16         48

     --     218            --         --
    (72)    (39)           72         39
     11      (5)           --         (1)
--------- ---------   ---------  ---------
   (349)   (229)          106        129
--------- ---------   ---------  ---------


     32       4             2        154
     --      48            --         --
   (134)    (69)            6        323
   (240)   (239)           --         --
     --     190            --       (190)
   (113)    (82)         (209)      (429)
     --     (42)           --         --
     91      18            --         --
    (15)     (2)           --         --
--------- ---------   ---------  ---------
   (379)   (174)         (201)      (142)
--------- ---------   ---------  ---------


     96     228            (3)       (18)
     28     100             7         22
--------- ---------   ---------  ---------
$   124   $ 328       $     4    $     4
========= =========   =========  =========

$   224   $ 230       $    13    $    17
========= =========   =========  =========
$    16   $  26       $     2    $    39
========= =========   =========  =========


Weyerhaeuser Company
-8-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________

                       NOTES TO FINANCIAL STATEMENTS
For the thirty-nine week periods ended September 26, 1999 and September 27,
                                   1998

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

Accounting Pronouncements Implemented

In the 1999 first quarter, the company implemented the following Statements of Position (SOP) issued by the American Institute of Certified Public Accountants Accounting Standards Executive Committee:

 . SOP 98-1, Accounting for the Costs of Computer Software Developed or
  Obtained for Internal Use, which provided guidelines on the accounting for internally developed computer software. The adoption of this SOP did not have a significant impact on the company's results of operations or financial position.

 . SOP 98-5, Reporting on the Costs of Start-up Activities, which required that the costs of start-up activities be expensed as incurred. In addition, this pronouncement required that all unamortized start-up costs on the balance sheet at the implementation date be written off as a cumulative effect of a change in an accounting principle. The company recorded an after-tax charge of $90 million, or 45 cents per common share, in the first quarter to reflect this write-off. This charge included $9 million for the company's interest in the write-off of unamortized start-up costs in three of its 50 percent-owned equity affiliates.

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

The notional amounts of these derivative financial instruments are $75 million and $102 million at September 26, 1999, and December 27, 1998, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost the majority of domestic raw materials, in process and finished goods inventories. LIFO inventories were $248 million and $253 million at September 26, 1999, and December 27, 1998, respectively.
The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $220 million and $228 million greater at September 26, 1999, and December 27, 1998, respectively.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $126 million and $139 million at September 26, 1999, and December 27, 1998, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Note 2: Net Earnings Per Common Share

                                      Thirteen weeks         Thirty-nine
                                           ended             weeks ended
                                   -------------------- -------------------
                                   Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
                                     1999     1998       1999        1998
                                   --------- ---------  --------- ---------
Weighted average shares
 outstanding (thousands):
 Basic                             200,307    198,886    200,307    198,886
 Dilutive effect of stock options      854        101        765        359
                                  ---------  --------   --------  ---------
 Diluted weighted average
  shares outstanding               201,161    198,987    201,072    199,245
                                  =========  =========  ========= =========

Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 2,500 shares at $68.41 per share were outstanding during the thirty-nine weeks ended September 26, 1999. Options to purchase 595,094 shares at $56.78 per share, 1,347,730 shares at $51.09 per share and 150,000 shares at $53.06 per share were outstanding during the thirty-nine weeks ending September 27, 1998. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3: Comprehensive Income

The company's comprehensive income (expense) is as follows:

                                      Thirteen weeks        Thirty-nine
                                          ended             weeks ended
                                   -------------------  -------------------
                                   Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
Dollar amounts in millions           1999     1998       1999        1998
                                   --------- ---------  --------- ---------
Net earnings                       $   237   $  110     $  353    $    264
Other comprehensive income
 (expense):
 Foreign currency translation
  adjustments                           (8)     (33)        67         (72)
 Income tax (expense) on foreign
  currency translation adjustments       2       13        (11)         27
                                   --------- ---------  --------- ---------
Comprehensive income               $   231   $   90     $  409    $    219
                                   ========= =========  ========= =========

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

Weyerhaeuser Company
-12-


 . SCA Weyerhaeuser Packaging Holding Company Asia Ltd. - A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Currently, there are two facilities in operation in China, the second one of which opened in July 1999.

 . RII Weyerhaeuser World Timberfund, L.P. - A 50 percent owned joint venture with institutional investors to make investments in timberlands and related assets outside the United States. The primary focus of this partnership is in pine forests in the Southern Hemisphere.

  During the 1999 second quarter, this joint venture paid approximately US $142 million to acquire 62,500 acres of radiata pine plantations, two softwood lumber mills with a capacity of 115 million board feet, a lumber treating operation, a pine molding remanufacturing plant, a chip export business and a 30 percent interest in a sales and distribution business in Australia. Approximately 500 people currently work in these operations.

  Weyerhaeuser Company, through a subsidiary, has the responsibility for all management and marketing activities of this acquisition.

 . North Pacific Paper Corporation - A 50 percent owned joint venture that operates a newsprint manufacturing facility in Longview, Washington. This venture was formed in February 1998 through a restructuring of the company's 80 percent ownership, which was fully consolidated, to 50-50 ownership with Nippon Paper Industries Co., Ltd.

 . Wilton Connor LLC - A 50 percent owned joint venture in Charlotte, North
  Carolina, formed in October 1998. This venture supplies full-service, value-added turnkey packaging solutions that assist product manufacturers in the areas of retail marketing and distribution.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:

                                                       Sept. 26, Dec. 27,
Dollar amounts in millions                               1999     1998
                                                     ----------- ---------
Current assets                                       $    224    $  166
Noncurrent assets                                       1,437     1,334
Current liabilities                                       175        80
Noncurrent liabilities                                    675       703


                                     Thirteen weeks         Thirty-nine
                                          ended             weeks ended
                                   -------------------  -------------------
                                   Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
                                     1999      1998      1999       1998
                                   --------- ---------  --------- ---------
Net sales and revenues             $   203   $  163     $  544    $    516
Operating income                        19       20         66          80
Net income (loss)                        8        7         17          38


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

                                                       Weyerhaeuser Company
                                                                       -13-

Unconsolidated financial information for joint ventures and limited partnerships, which are accounted for by the equity method, is as follows:

                                                       Sept. 26, Dec. 27,
Dollar amounts in millions                               1999     1998
                                                     ----------- ---------
Current assets                                       $  7,423    $1,755
Noncurrent assets                                         159       230
Current liabilities                                     6,630     1,241
Noncurrent liabilities                                    111       136


                                     Thirteen weeks         Thirty-nine
                                         ended              weeks ended
                                   -------------------  -------------------
                                   Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
                                     1999     1998       1999        1998
                                   --------- ---------  --------- ---------
Net sales and revenues             $   200   $   54     $  426     $   148
Operating income                        86       22        227          67
Net income                              70       16        183          45


The company may charge management and/or development fees to the joint ventures or limited partnerships. The aggregate total of these transactions is not material to the results of operations of the company.

Note 5: Income Taxes

Provisions for income taxes include the following:      Thirty-nine weeks
                                                              ended
                                                       --------------------
                                                       Sept. 26,  Sept. 27,
Dollar amounts in millions                               1999        1998
                                                       ---------  ---------
Federal:
 Current                                               $    76    $     26
 Deferred                                                  112          95
                                                       ---------  ---------
                                                           188         121
                                                       ---------  ---------
State:
 Current                                                    13           6
 Deferred                                                    5           4
                                                       ---------  ---------
                                                            18          10
                                                       ---------  ---------
Foreign:
 Current                                                    24           3
 Deferred                                                   24          21
                                                       ---------  ---------
                                                            48          24
                                                       ---------  ---------
Income taxes before cumulative effect of a change in
 an accounting principle                                   254         155
Deferred taxes applicable to the cumulative effect of
 a change in an accounting principle                      (52)          --
                                                       ---------  ---------
                                                       $   202    $    155
                                                       =========  =========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended September 26, 1999, and September 27, 1998, the company's provision for income taxes as a percent of earnings before income taxes and cumulative effect of a change in an accounting principle is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirty-nine week periods ended September 26, 1999, and September 27, 1998, were 36.5% and 37%, respectively.

Weyerhaeuser Company
-14-


Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 6: Inventories

                                                       Sept. 26, Dec. 27,
Dollar amounts in millions                               1999     1998
                                                     ----------- ---------
Logs and chips                                       $     84    $  108
Lumber, plywood and panels                                163       143
Pulp and paper                                            167       190
Containerboard, paperboard and packaging                  117        96
Other products                                            166       150
Materials and supplies                                    271       275
                                                     ----------- ---------
                                                     $    968    $  962
                                                     =========== =========

Note 7: Property and Equipment

                                                       Sept. 26, Dec. 27,
Dollar amounts in millions                               1999     1998
                                                     ----------- ---------
Property and equipment, at cost:
 Land                                                $    152    $   157
 Buildings and improvements                             1,689      1,667
 Machinery and equipment                                9,361      9,732
 Rail and truck roads                                     562        555
 Other                                                    109        111
                                                       11,873     12,222
Less allowance for depreciation and amortization        5,707      5,530
                                                     ----------- ---------
                                                     $  6,166    $ 6,692
                                                     =========== =========

Note 8: Accrued Liabilities

                                                       Sept. 26, Dec. 27,
Dollar amounts in millions                               1999     1998
                                                     ----------- ---------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                        $    297    $  305
Taxes - social security and real and
  personal property                                        53        46
Interest                                                   52        87
Income taxes                                               79        16
Other                                                     251       253
                                                     ----------- ---------
                                                     $    732    $  707
                                                     =========== =========

Note 9: Short-Term Debt

Lines of Credit

The company has short-term bank credit lines that provide for borrowings of up to the total amount of $515 million and $650 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at September 26, 1999, and December 27, 1998, respectively. No portion of these lines has been availed of by the company or WRECO at September 26, 1999, or December 27, 1998. Neither of the entities referred to herein is a guarantor of the borrowings of the other.

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

Weyerhaeuser Financial Services, Inc. (WFS), a wholly owned subsidiary, had a set of term credit facility agreements with a group of banks that provided for borrowings of up to $175 million as of December 27, 1998.
$100 million was outstanding under these agreements at December 27, 1998. During the third quarter of 1999, the last of these agreements were repaid and subsequently canceled.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $59 million and $192 million as of September 26, 1999, and December 27, 1998, respectively.

No portion of these lines has been availed of by the company, WRECO or WFS at September 26, 1999, and December 27, 1998, except as noted.

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

Note 12:  Shareholders' Interest

Common Shares

Common shares reserved for stock option plans were 6,419,000 shares at September 26, 1999, and 7,230,000 shares at December 27, 1998.

Cumulative Other Comprehensive (Expense)

The company's cumulative other comprehensive (expense) includes:

                                                       Sept. 26, Dec. 27,
Dollar amounts in millions                               1999     1998
                                                     ----------- ---------
Foreign currency translation adjustments             $  (144)    $  (200)
Minimum pension liability adjustment                      (8)         (8)
                                                     ----------- ---------
                                                     $  (152)    $  (208)
                                                     =========== =========

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

Weyerhaeuser Company
-14-


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

Note 14:  Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, were $336 million year to date compared to $413 million for the same period in 1998 and $615 million for the year 1998. They are expected to be approximately $550 million in 1999; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Note 15:  Subsequent Event

The company completed the acquisition of MacMillan Bloedel Limited on November 1 following the approval of the transaction by the shareholders of MacMillan Bloedel on October 28 and securing all regulatory approvals in the United States, Canada and other jurisdictions. This completes a process which commenced in the second quarter when an agreement was reached for the company to acquire MacMillan Bloedel in a stock transaction valued at approximately US$2.4 billion (CDN$3.5 billion). This value was based on the average price of the company's stock, calculated using the four-day trading period - June 17 through June 22, and the number of MacMillan Bloedel common shares, warrants and stock options outstanding at June 21. The agreement provides MacMillan Bloedel shareholders with .28 shares of common stock in Weyerhaeuser, or .28 equivalent exchangeable shares in Weyerhaeuser Company Limited, a new Weyerhaeuser Canadian subsidiary, for each MacMillan Bloedel share owned. The company will account for this transaction using the purchase method of business combination.

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

                                                       Weyerhaeuser Company
                                                                       -17-


An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:


                                     Thirteen weeks         Thirty-nine
                                          ended             weeks ended
                                   -------------------  -------------------
                                   Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
                                     1999     1998       1999        1998
                                   --------- ---------  --------- ---------
Sales to and revenues from
 unaffiliated customers:
 Timberlands                       $   166   $   141    $   495   $    457
 Wood products                       1,337     1,192      3,865      3,370
 Pulp, paper and packaging           1,253     1,068      3,435      3,269
 Real estate and related assets        311       297        901        809
 Corporate and other                    53        38        133        110
                                   --------- ---------  --------- ---------
                                     3,120     2,736      8,829      8,015
                                   --------- ---------  --------- ---------
Intersegment sales:
 Timberlands                           132       114        383        371
 Wood products                          65        45        162        142
 Pulp, paper and packaging              26        13         82         49
 Corporate and other                     4         4          8         11
                                   --------- ---------  --------- ---------
                                       227       176        635        573
                                   --------- ---------  --------- ---------

Total sales and revenues             3,347     2,912      9,464      8,588
Intersegment eliminations             (227)     (176)      (635)      (573)
                                   --------- ---------  --------- ---------
                                   $ 3,120   $ 2,736    $ 8,829   $  8,015
                                   ========= =========  ========= =========

Approximate contribution (charge)
 to earnings (1):
 Timberlands                       $   130   $   104    $   392   $    368
 Wood products                         202        87        363        166
 Pulp, paper and packaging             105        67        180        160
 Real estate and related assets (1)     56        38        147         79
 Corporate and other                   (60)      (58)      (196)      (161)
                                   --------- ---------  --------- ---------
                                       433       238        886        612

Interest expense                        62        66        196        198
Less capitalized interest                2         3          7          5
                                   --------- ---------  --------- ---------
Earnings before income taxes and
 the cumulative effect of a change
 in an accounting principle            373       175        697        419
Income taxes                           136        65        254        155
                                   --------- ---------  --------- ---------
Earnings before the cumulative
 effect of a change in an
 accounting principle                  237       110        443        264
Cumulative effect of a change in
 an accounting principle                --        --         90         --
                                   --------- ---------  --------- ---------
                                   $   237   $    110   $   353   $    264
                                   ========= =========  ========= =========

There were no material changes from year-end 1998 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $4 million and $5 million for the thirteen weeks and $12 million and $16 million for the thirty-nine weeks ended September 26, 1999, and September 27, 1998, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

Weyerhaeuser Company
-18-


                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

Consolidated Results

Consolidated net earnings for the third quarter were $237 million, or $1.18 basic and diluted earnings per common share, an increase of 115 percent over 1998 third quarter earnings of $110 million, or 56 cents earnings per common share basic (55 cents diluted). The quarter's results for all business segments improved significantly compared to the same period last year. The Pulp, Paper and Packaging segment had its strongest quarter results since the first quarter of 1996. The Wood Products segment produced its second consecutive quarter of record earnings while the improvement in the Timberlands segment reflected the ongoing improvement in Japanese housing.

Consolidated net sales and revenues for the quarter were $3.1 billion, an increase of 14 percent over the $2.7 billion reported in the same period last year. This increase was evenly distributed between price improvement and volume increases.

Year to date, the company reported net income of $353 million, or $1.76 basic earnings and diluted per common share compared to $264 million, or $1.33 basic earnings per common share ($1.32 diluted) for the prior year. The current year's results were impacted by two material nonrecurring charges:

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

Year-to-date earnings before these charges were $503 million, or $2.51 per common share, a 91 percent improvement over 1998 results of $264 million, or $1.33 per common share.

Consolidated net sales and revenues year to date were $8.8 billion, up 10 percent from $8 billion in the prior year.

Timberlands

Third quarter operating earnings for the timberlands segment were $130 million, a 25 percent increase over $104 million reported last year. Year-to-date operating profit of $392 million is ahead of $368 million in 1998.

Sales to unaffiliated customers in the quarter were $166 million, up 18 percent from $141 million in the 1998 third quarter. Intersegment sales were $132 million compared to $114 million reported a year ago.

Export log volumes were stable throughout the quarter and remain above last year's levels, a reflection of the gradual recovery in Japanese housing and the general stability in U.S. timber markets.

Raw material sales volumes to unaffiliated customers were 72 and 212 million cubic feet for the quarter and year to date, respectively, compared to 68 and 185 million cubic feet, respectively, in the same periods of 1998.

Log production for the Timberlands segment was 129 and 386 million cubic feet for the quarter and year to date, respectively, compared to 120 and 368 million cubic feet, respectively, in 1998.

Wood Products

This segment reported record operating earnings of $202 million for the quarter, a 132 percent increase over $87 million in the same quarter last year. This brings operating earnings for the nine months up to $363 million, 119 percent over last year's $166 million.

                                                       Weyerhaeuser Company
                                                                       -19-


Sales were $1.3 billion, up 12 percent from $1.2 billion in the third quarter of 1998. Results for all product lines increased significantly from a year ago due to the continued strong demand in the U.S. market. Prices for most products declined during the quarter, but remained above 1998 levels as residential construction enters its traditional seasonal slowdown.

The company completed the sale of its composite products business and a ply-veneer facility to SierraPine Limited during the second quarter of 1999.

Third party sales and total production volumes for the major products in this segment are as follows:

                                     Thirteen weeks         Thirty-nine
                                          ended             weeks ended
                                   -------------------  -------------------
Third party                        Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
 sales volumes (millions)            1999     1998       1999        1998
-------------------------          --------- ---------  --------- ---------
 Softwood lumber - board feet        1,408    1,276      4,122       3,701
 Softwood plywood and veneer -
  square feet (3/8")                   476      474      1,394       1,388
 Composite panels - square
  feet (3/4")                           54      146        333         444
 Oriented strand board - square
  feet (3/8")                          616      686      1,960       2,032
 Hardwood lumber - board feet           97       80        300         250
 Engineered wood products -
  lineal feet                           47       47        131         123
 Hardwood doors (thousands)            193      208        567         611
 Raw materials - cubic feet             67       80        200         234

Total production
 volumes (millions)
--------------------

 Softwood lumber - board feet        1,067      987      3,260       3,012
 Softwood plywood and veneer -
  square feet (3/8")                   260      243        773         729
 Composite panels - square
  feet (3/4")                           18      128        246         386
 Oriented strand board - square
  feet (3/8")                          589      553      1,726       1,624
 Hardwood lumber - board feet           95       84        286         258
 Hardwood doors (thousands)            194      201        564         617
 Logs - cubic feet                     132      126        384         371


Pulp, Paper and Packaging

Operating earnings for the quarter were $105 million, a 57 percent increase from $67 million reported in the third quarter of 1998. Year-to-date operating earnings are $180 million compared to $160 million last year.

The quarter's sales were $1.3 billion, or 17 percent higher than the $1.1 billion reported in the same quarter a year ago. The markets for pulp, containerboard packaging and fine paper continued to strengthen throughout the quarter primarily due to improvements in the global economy. Costs associated with downtime in North Carolina from Hurricane Floyd and related flooding were offset by continued operational improvements the company is making in the businesses.

Weyerhaeuser Company
-20-


Third party sales and total production volumes for the major products in this segment are as follows:

                                     Thirteen weeks         Thirty-nine
                                          ended             weeks ended
                                   -------------------  -------------------
Third party                        Sept. 26, Sept. 27,  Sept. 26, Sept. 27,
 sales volumes (thousands)           1999      1998       1999      1998
--------------------------         --------- ---------  --------- ---------
 Pulp - air-dry metric tons            561      481      1,675       1,499
 Paper - tons                          360      293      1,086         822
 Paperboard - tons                      65       59        183         175
 Containerboard - tons                 118       76        373         245
 Packaging - MSF                    11,329   11,065     33,877      33,511
 Recycling - tons                      709      618      2,075       1,895

Total production
 volumes (thousands)
---------------------

 Pulp - air-dry metric tons            555      513      1,632       1,421
 Paper - tons                          343      275      1,117         852
 Paperboard - tons                      68       60        188         175
 Containerboard - tons                 634      580      1,851       1,771
 Packaging - MSF                    11,626   11,535     35,421      35,084
 Recycling - tons                    1,064      942      3,166       2,868


Real Estate and Related Assets

The segment earned $56 million in the quarter, a 47 percent increase over the $38 million for the same quarter last year. Year-to-date operating earnings of $147 million exceed last year's earnings of $79 million by 86 percent.

Revenues for the quarter were $311 million compared to third quarter 1998 revenues of $297. These increases in operating income and revenues are due to an increase in single family closings, especially in Southern
California.

Costs and Expenses

Weyerhaeuser's total costs and expenses were $2.4 billion for the quarter, a 9 percent increase over the $2.2 billion incurred in the same period last year. The increase in the costs of products sold is the net effect of an increase in sales volumes, primarily the lumber, pulp and paper product lines, offset in part by improved production efficiencies and lower costs. The costs of products sold, as a percentage of net sales, were 73 percent, a favorable decline from last year's third quarter percentage of 77 percent. Selling, general and administrative expenses of $192 million were up significantly over last year's expenses of $174 million, primarily from an increase in accruals for employee performance incentives related to higher earnings in both the current period and year to date.

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

                                                       Weyerhaeuser Company
                                                                       -21-


 . The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Nine months year-to-date consolidated net cash provided by operations increased $290 million, or 46 percent, to $916 million versus $626 million in the same period of 1998.

Cash provided by operations before net changes in working capital increased $316 million over 1998, primarily from an increase of $89 million in net earnings and two noncash charges. These charges were the result of a change in an accounting principle of $90 million, net of income taxes, related to the write-off of unamortized capitalized start-up costs and a $91 million write-down of impaired assets to fair market value. The noncash credits for pension and other postretirement benefits increased by $40 million over the prior year.

Net cash required for working capital by Weyerhaeuser in the first nine months of 1999 was $145 million, an increase of $77 million over the 1998 requirement for the same period. The negative impacts were a $168 million increase in accounts receivable, related to higher sales and revenues compared to 1998, and an increase of $47 million in inventories, primarily in pulp and paper with the addition of the Dryden facility in late 1998. The product inventory turnover rate of 12.4 turns in the current quarter was slightly better than the 12.0 for the same quarter last year. A positive change in working capital was the increase of $146 million in accounts payable and accrued liabilities as a result of higher accruals for employee incentive compensation and income taxes.

The real estate and related assets segment working capital provided cash of $20 million in 1999 compared to a use of $31 million in 1998, a net positive effect of $51 million. Uses included $65 million for acquisition of land and residential lots for construction. On the positive side, this segment increased accounts payable and accrued liabilities by $75 million compared to an increase of $19 million in the first nine months of last year, a net improvement of $56 million. Accrued income taxes accounted for $40 million while accounts payable increase amounted to $27 million.

Year-to-date earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

 . Timberlands - $429 million comparable to $426 million in the prior year.

 . Wood products - $676 million, an increase of 138 percent over 1998, due primarily to earnings and a noncash charge of $91 million for impairment of long-lived assets.

 . Pulp, paper and packaging - $456 million compared to $405 million in 1998 with increased earnings and noncash charges contributing equally.

Investing

Capital expenditures for the first nine months were $336 million, a decrease of $77 million, compared to $413 million a year ago. 1999 capital spending by segment was $52 million for timberlands, $73 million for wood products, $185 million for pulp, paper and packaging and $26 million for corporate and other. The company has reduced expected capital expenditures, excluding acquisitions, to approximately $550 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

In 1999, Weyerhaeuser increased its investment in equity affiliates by $49 million, primarily in the RII Weyerhaeuser World Timberfund, L.P. joint venture that acquired timber and sawmills in Southeast Australia.

The cash needed to meet these capital expenditures, investments and other needs was generated principally from internal cash flow. In addition, the company received proceeds of $80 million from the sale of its composite business and a ply-veneer facility.

Financing

During the first nine months of 1999, Weyerhaeuser used $379 million of cash for financing activities compared to $174 million in 1998.

Weyerhaeuser Company
-22-


Debt was reduced by $215 million this year compared to a net decrease of $99 million in 1998. The current year debt pay-down reduced the debt to total capital ratio to 36 percent at the end of September compared to 38 percent a year ago.

In 1998, Weyerhaeuser received $190 million in dividends from its real estate subsidiary, which were eliminated upon consolidation.

Cash dividends of $240 million were paid in the first nine months of 1999; essentially the same as the $239 million paid in 1998.

The real estate and related assets segment utilized internal cash flow to reduce long-term debt by $201 million in the first nine months of 1999. In 1998, this segment issued debt of $154 million and increased commercial paper borrowings by $323 million to pay down other long-term debt of $429 million and fund the $190 million intercompany dividends to Weyerhaeuser.

In 1999, the company received $91 million from the sale of treasury stock used in the exercising of stock options compared to $18 million in 1998. This increased activity reflects the rise in the market price of the company's common stock.

During 1998, the company expended $42 million to purchase 924 thousand shares of its common stock to complete the 11 million share repurchase program that commenced in 1995.

Year 2000

Weyerhaeuser, like all other companies using computers and microprocessors, is faced with the task of addressing the Year 2000 problem before the end of 1999. The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g., DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The company has implemented a structured, companywide program to identify and eliminate Year 2000 problems. The program consists of the following phases: 1) a comprehensive inventory, 2) assessment of business criticality, 3) technical assessment of potential Year 2000 failures, 4) remediation, 5) final testing, 6) analysis of the Year 2000 status of business partners, and 7) contingency planning. The review of its systems is divided into three primary areas: information technology, manufacturing and facilities systems. The company's priority has been to modify or replace its affected systems that would have a critical effect on its business operations and, secondarily, those systems that would be required to be corrected at some point in order to maintain the most efficient business operations. The first three phases have been completed. In addition, the company has essentially completed its goal of correcting and testing all those affected systems identified as critical across the company and has substantially completed its goal of correcting and testing required systems.

Weyerhaeuser's information technology systems include such common business applications as payroll, human resources, sales order entry, inventory and raw materials management, finance and accounting. Affected information technology systems that are critical to business operations have been essentially corrected and tested. Competition for resources, the need to coordinate schedules with equipment outages and work on other systems, and the phased in outsourcing of certain systems delayed the completion of the company's goal with regard to a few remaining systems, but the company expects to complete testing and verification of these systems before the end of 1999.

Manufacturing systems include process control systems as well as embedded technology, such as chips embedded in various machine components, that may monitor and regulate power, emissions or production operations.
Remediation and testing of all manufacturing systems identified as critical to the company's operations has been completed.

Facilities systems include building infrastructure, such as heating and air conditioning systems, security access and alarm systems and telephone and voice mail systems used in the company's offices and plants. Remediation and testing of critical facilities systems has been essentially completed though the replacement of a few affected phone and voice mail systems is expected to be completed before the end of 1999.

While it is difficult at present to fully quantify the overall cost of this work, the company estimates that the overall cost of remediation, including costs to be capitalized, could approach $100 million. The company presently believes that such costs will not have a material effect on the company's current financial position or liquidity. Through the third quarter of 1999, the company has incurred $90 million of remediation costs, of which $54 million was incurred in 1997 and 1998 and $15 million has been capitalized for new hardware and software.

                                                       Weyerhaeuser Company
                                                                       -23-

Depending on whether suppliers, customers and other entities with which the company does business are able to successfully address the Year 2000 issue, the company's results of operations could be materially adversely affected in any given future reporting period during which such a Year 2000 event occurred. As a result, the company is communicating with such entities to determine their state of readiness. The company has established a priority of such entities based on their relative criticality to the company's operations. Written information regarding their Year 2000 compliance has been received from a substantial percentage of such entities indicating that they have corrected or expect to correct their internal Year 2000 issues in a timely manner. The company continues to evaluate their progress based on written requests and responses in some cases and through meetings in others. The company will continue to seek and to assess information regarding Year 2000 compliance of important contracting parties. Approaches to reduce the risk of interruptions to business operations caused by Year 2000 issues of such entities varies by business and facility, but the small percentage of suppliers who have been deemed to be of high risk to the company (either because they have not responded to the company's inquiries or because their responses have not been fully satisfactory) have been notified that they may be replaced.

The company has developed contingency plans to allow primary operations of the company to continue if the company's significant systems or entities with which it does business are disrupted by the Year 2000 problem. The contingency plans may include, as appropriate, increasing inventory levels, seeking alternate sources of supply, identifying manual alternatives, shifting operations and stockpiling raw materials. The company's contingency plans will continue to be reassessed and refined as more information becomes available. In addition, the company has initiated a process to develop joint contingency plans with its customers and suppliers. The company currently expects that it will be prepared in the event of systems failures to continue to do business, although such operations may be at a higher cost.

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

Weyerhaeuser Company
-24-


The company has established reserves for remediation costs on all of the approximately 100 active environmental sites across our operations as of the end of September 1999 in the aggregate amount of $40 million, up from $32 million at the end of 1998. This increase reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company has accrued $16 million and $12 million remediation costs into this reserve during the first nine months of 1999 and 1998, respectively. The company incurred remediation costs of $8 million and $9 million during the first nine months of 1999 and 1998, respectively, and charged these costs against the reserve.

Legal Proceedings

The company is a defendant in hardboard siding cases that can be divided into two types:

 . Purported class actions. Of the nine class action cases that have been filed against the company since November 1996:

  - Four have been resolved without a class being certified. In one of those cases the plaintiffs have filed a petition for reconsideration, which is under review by the court.

  - Three cases were filed in 1999 and are, therefore, in the early stages of discovery.

  - One case has been dormant since 1997, but a certification hearing has been scheduled for the first quarter of 2000.

  - A class of plaintiffs has been certified in one case in California. Certification has been stayed pending review by the Court of Appeals.


 . Primarily multi-family and residential development cases.

  - Two cases have gone to trial. One resulted in a jury verdict in favor of the company and the other in a judgment for the plaintiffs of approximately $3.5 million, representing a jury verdict that the company was responsible for 20% of the plaintiff's losses, and 80% were caused by construction defects attributable to the general contractor and certain subcontractors. The company has appealed this decision and has established a reserve in the amount of the judgment.

  - Twenty-six cases of this type are pending. No pattern was developed that would allow the company to establish a reserve beyond what the company has already established for the existing jury verdict.

The company also has hardboard siding product claims that have not been, nor are they anticipated to be, significant in relation to the company's results of operations.

Contingencies

As stated above, the company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the company's current financial position, liquidity or results of operations; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

Acquisition of MacMillan Bloedel Limited

The acquisition of MacMillan Bloedel Limited was completed on November 1 following the approval of the transaction by the shareholders of MacMillan Bloedel on October 28 and securing all regulatory approvals in the United States, Canada and other jurisdictions. This completes a process which commenced in the second quarter when an agreement was reached for the company to acquire MacMillan Bloedel in a stock transaction valued at approximately US$2.4 billion (CDN$3.5 billion). This value was based on the average price of the company's stock, calculated using the four-day trading period - June 17 through June 22, and the number of MacMillan Bloedel common shares, warrants and stock options outstanding at June 21. The agreement provides MacMillan Bloedel shareholders with .28 shares of common stock in Weyerhaeuser, or .28 equivalent exchangeable shares in Weyerhaeuser Company Limited, a new Weyerhaeuser Canadian subsidiary, for each MacMillan Bloedel share owned. The company will account for this transaction using the purchase method of business combination.

                                                       Weyerhaeuser Company
                                                                       -25-


Other

In October, the company announced a new initiative to streamline and improve delivery of internal support services that is expected to result in $150 to $200 million in annual savings. The company expects implementation of these plans to begin during the fourth quarter, a process that may take up to three years to complete. Because implementation plans are still under review, the specific number of employees affected, exact timing of the implementation and associated costs have not been finalized.

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

Dollar amounts in millions
                                     Variable Rate at
                                      Sept. 26, 1999
                                    ----------------------
 Notional   Maturity     Fixed Rate                            Fair Value
  Amount     Date            %         %       Based On        of Swap (1)
---------  ---------     ----------  -----     ------------    -----------
   $75     11/6/99 (2)     6.85       5.38     30 day LIBOR      $(2.3)


(1) The amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period, and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

(2) Includes the value of an option, by the counterparty, to extend for two years at maturity date.

Weyerhaeuser Company
-26-


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

In June 1998, a lawsuit was filed against the company in Superior Court, San Francisco County, California, on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. In December 1998, the complaint was amended narrowing the purported class to individuals and entities in the state of California. In February 1999, the court entered an order certifying the class. The company has filed an appeal and the Court of Appeals has issued a stay of the certification decision pending its review. In September 1998, a lawsuit purporting to be a class action involving hardboard siding was filed against the company in Superior Court, King County, Washington. The complaint was amended, in January 1999, to allege a class consisting of individuals and entities that own homes or other structures in the United States on which exterior hardboard siding manufactured by the company at its former Klamath Falls, Oregon, facility has been installed since January 1981. The amended complaint alleges the company manufactured defective hardboard siding, engaged in unfair trade practices and failed to disclose to customers the alleged defective nature of its hardboard siding. The amended complaint seeks compensatory damages, punitive or treble damages, restitution, attorney fees, costs of the suit and such other relief as may be appropriate. In July 1999, the company's motion for summary judgment was granted in this case. The plaintiffs have filed a petition for reconsideration which is under review by the court. A lawsuit was filed against the company in District Court, Johnson County, Texas, in June 1999. The case purports to be a class action on behalf of persons who own structures in the state of Texas with exterior hardboard siding manufactured by the company. The complaint alleges defective design, misrepresentation, negligence, breach of express warranty and fraudulent concealment. The complaint seeks unspecified compensatory damages. In July 1999, a lawsuit was filed against the company in the Court of Common Pleas, Beaufort County, South Carolina. The suit purports to be filed on behalf of all owners of residential structures or other buildings with hardboard siding manufactured by the company. The complaint alleges breach of express and implied warranties, defective design and manufacturer, fraud and violation of South Carolina's unfair trade practices act. The plaintiffs seek compensatory damages, treble damages and attorneys' fees. The company is a defendant in approximately 28 other hardboard siding cases, two of which purport to be statewide class actions on behalf of owners of property in Iowa and Oregon that contain the company's hardboard siding.

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

In May 1999, the Equity Committee ("the Committee") in the Paragon Trade Brands, Inc. bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor's estate. Specifically, the Equity Committee seeks to assert that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon's public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble (P&G) and the other by Kimberly-Clark (KC). In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company.

                                                       Weyerhaeuser Company
                                                                       -27-

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

27 Financial Data Schedules

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 7, January 21, April 14, June 22, July 16, September 21, and October 15, 1999, reporting information under Item 5, Other Events.

The registrant filed a report on Form 8-K dated November 9, 1999, reporting information under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits.