Form 10-K
period 1999-12-26
WEYERHAEUSER CO
filed 2000-03-10
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-K

                         ANNUAL REPORT PURSUANT TO
         X               SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT
                         OF 1934

                         For the fiscal year ended
                         December 26, 1999, or


                         TRANSITION REPORT PURSUANT
                         TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE
                         ACT OF 1934

                         For the transition period
                         from _______ to _________


                     Commission File Number 1-4825

                         WEYERHAEUSER COMPANY

    A Washington Corporation              (IRS Employer Identification
                                           No. 91-0470860)

                       Tacoma, Washington  98477
                       Telephone (253) 924-2345

      Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
        Title of Each Class                    Which Registered
---------------------------------------  -----------------------------

 Common Shares ($1.25 par value)             Chicago Stock Exchange
                                             New York Stock Exchange
                                             Pacific Stock Exchange
 Exchangeable Shares (no par value)          Toronto Stock Exchange




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  __X__   No _____.

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of February 25, 2000, 227,658,988 shares of the registrant's common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $11,226,434,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 26, 1999, are incorporated by reference into Parts I, II and IV.

Portions of the Notice of 2000 Annual Meeting of Shareholders and
Proxy Statement are incorporated by reference into Part III.

Weyerhaeuser Company and Subsidiaries


TABLE OF CONTENTS


-------------------------------------------------------------------------


PART I                                                            Page
                                                                  ----
Item 1.   Business                                                  3
Item 2.   Properties                                                7
Item 3.   Legal Proceedings                                        10
Item 4.   Submission of Matters to a Vote of Security Holders      11


PART II

Item 5.   Market Price of and Dividends on the Registrant's
          Common Equity and Related Stockholder Matters            12
Item 6.   Selected Financial Data                                  12
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk                                                     12
Item 8.   Financial Statements and Supplementary Information       12
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                      12


PART III

Item 10.  Directors and Executive Officers of the Registrant       13
Item 11.  Executive Compensation                                   13
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                               13
Item 13.  Certain Relationships and Related Transactions           13


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                              14


          Signatures                                               15

          Report of Independent Public Accountants on Financial
          Statement Schedules                                      16
          Schedule II  Valuation and Qualifying Accounts           17

Weyerhaeuser Company and Subsidiaries

PART I


-------------------------------------------------------------------------


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

Information with respect to the description and general development of the company's business, included on pages 42 through 46, Description of the Business of the Company, contained in the company's 1999 Annual Report to Shareholders, is incorporated herein by reference.

Financial information with respect to industry segments and geographical areas, included in Notes 20 and 21 of Notes to Financial Statements contained in the company's 1999 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands

The company is engaged in the management of 5.9 million acres of company-owned and .5 million acres of leased commercial forestland in the United States and British Columbia, most of it highly productive and located extremely well to serve both domestic and international markets. The standing timber inventory on these lands is approximately 96 million cunits (a cunit is 100 cubic feet of solid wood). The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. To sustain the timber supply from its fee timberlands, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

                      Inventory    Thousands of Acres at December 26, 1999
                      ---------   ------------------------------------------
                       Millions                Long-
                          of           Fee      term    License
                        Cunits      Ownership  Leases Arrangements  Total
                      ---------   -----------  ------ ------------ ---------
Geographic Area
United States
   West                   52          1,960       -         -       1,960
   South                  44          3,290      495        -       3,785
                      ---------   -----------  ------ ------------ ---------
Total United States       96          5,250      495        -       5,745
                      ---------   -----------  ------ ------------ ---------

Canada(1)
   Alberta                99             -        -       ,515      7,515
   British Columbia      158            663       -      5,749      6,412
   New Brunswick           1             -        -        177        177
   Ontario                52              1       -      6,538      6,539
   Saskatchewan          116             -        -     12,807     12,807
                      ---------   -----------  ------ ------------ ---------
Total Canada             426            664       -     32,786     33,450(2)
                      ---------   -----------  ------ ------------ ---------
TOTAL                    522         5,914       495    32,786     39,195
                      =========   ===========  ====== ============ =========

                                          Millions of      Thousands of Acres
                                                        ------------------------
                     Thousands of Acres    Seedlings    Stocking
                   ---------------------
                   Harvested(3)  Planted    Planted      Control   Fertilization
                   ------------  -------  -----------   --------   -------------
1999 Activity
United States
    West               33.7       35.1       18.5           8.5         83.8
    South              59.0       54.7       30.8           1.9        399.8
                   ------------  -------  -----------   --------   -------------
Total United
 States                92.7       89.8       49.3          10.4        483.6
                   ------------  -------  -----------   --------   -------------

Canada
    British
     Columbia           1.0        -          -             -            5.0
                   ------------  -------  -----------   --------   -------------
TOTAL                  93.7       89.8       49.3          10.4        488.6
                   ============  =======  ===========   ========   =============
_______________________________
(1) Managed by Canadian operations.

(2) Includes approximately 23 million acres of productive forestland.

(3) Includes 1.3 thousand acres of right-of-way and other harvest that does not require planting.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 1.  Business - Continued
-----------------------------


Sales volumes (millions):
                                           1999    1998    1997    1996    1995
                                         ------- ------- ------- ------- -------
Raw materials - cubic ft.                   287     259     235     254     254

Selected product prices:
                                           1999    1998    1997    1996    1995
                                         ------- ------- ------- ------- -------
Export logs (#2 sawlog-bark on) - $/MBF
Cascade - Douglas fir                  $    829  $  807  $  978  $1,330  $1,365
  Coastal - Hemlock                         532     519     628     611     750
  Coastal - Douglas fir                     828     808     981   1,246   1,217




Wood Products

The company's wood products businesses produce and sell softwood lumber, plywood and veneer; oriented strand board, composite and other panels; hardwood lumber; doors and treated products. These products are sold primarily through the company's own sales organizations. Building materials are sold to wholesalers, retailers and industrial users. The raw materials required to produce these products are purchased from third parties, transferred at market price from the company's timberlands, or obtained from long-term licensing arrangements.

Sales volumes by major product are as follows (millions):

                                           1999    1998    1997    1996    1995
                                         ------- ------- ------- ------- -------
Softwood lumber - board ft.               5,734   4,995   4,869   4,745   4,515
Softwood plywood and veneer - sq.
  ft. (3/8")                              1,902   1,842   2,042   2,172   2,324
Composite panels - sq. ft. (3/4")           410     586     551     604     648
Oriented strand board - sq. ft. (3/8")    2,716   2,697   2,462   2,083   1,931
Hardwood lumber - board ft.                 397     339     362     349     293
Doors (thousands)                           720     789     730     652     648
Raw materials - cubic ft.                   305     315     325     304     260

Selected product prices:
                                           1999    1998    1997    1996    1995
                                         ------- ------- ------- ------- -------
Lumber (common) - $/MBF
  2x4 Douglas fir (kiln dried)           $  408  $  340  $  418  $  422  $  332
  2x4 Douglas fir (green)                   384     315     381     386     308
  2x4 Southern yellow pine (kiln dried)     413     395     453     422     364
  2x4 Spruce-pine-fir (kiln dried)          342     288     354     351     251

Plywood (1/2" CDX) - $/MSF
  West                                      369     305     312     307     331
  South                                     320     280     261     256     301

Oriented strand board (7/16"-24/16)
  North Central price - $/MSF               262     203     142     184     245

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


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


Sales volumes by major product are as follows (thousands):

                                           1999    1998    1997    1996    1995
                                         ------- ------- ------- ------- -------
Pulp - air-dry metric tons                2,273   2,012   1,982   1,868   2,060
Paper - tons(1)                           1,460   1,181   1,146   1,007   1,006
Paperboard - tons                           248     236     243     205     230
Containerboard - tons                       576     323     389     346     259
Packaging - MSF                          46,483  44,299  44,508  42,323  34,342
Newsprint - metric tons(2)                   -       62      684     629     663
Recycling - tons                          2,785   2,546   2,229   2,011   1,467

Selected product prices (per ton):
                                           1999    1998    1997    1996    1995
                                         ------- ------- ------- ------- -------
Pulp - NBKP-air-dry metric-U.S.          $  520  $  516  $  566  $  579  $  883
Paper - uncoated free sheet-U.S.            646     665     740     745     946
Linerboard - 42 lb.-Eastern U.S.            383     354     326     367     505
Newsprint - metric-West Coast U.S.          512     588     550     636     662
Recycling - old corrugated containers        67      54      76      53     128
Recycling - old newsprint                    33      22      15     18       99

_______________________________
(1) Reflects the acquisition of the Dryden, Ontario, fine paper mill in October 1998.

(2) Reflects the ownership restructuring of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


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



Volume information:

                                           1999    1998    1997    1996     1995
                                         ------- ------- ------- ------- -------
Units sold:
  Single-family units(1)                  3,561   3,089   2,914   2,773    3,114
  Multi-family units(1)                      -      276     324     234      117
  Residential lots(1)                     4,297   2,455   1,988   2,522    1,628

Amounts in millions:
  Loan servicing portfolio(2)            $   -   $   -   $   -   $4,354  $10,952
  Single-family loan originations(2)     $   -   $   -   $1,168  $3,436  $ 2,196

_______________________________
(1) Includes one-half of joint venture sales.

(2) Reflects the sale of the company's wholly-owned subsidiary, Weyerhaeuser Mortgage Company, in the second quarter of 1997.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 2.  Properties
--------------------

Timberlands

Timberlands annual log production (in millions):


                                        1999    1998    1997    1996    1995
                                       ------  ------  ------  ------  ------
Logs - cubic ft.                         521     495     476     412     420
Fee harvest - cubic ft.                  634     585     541     496     518

Wood Products

Production capacities, facilities and annual production, which reflect the sale of the Composite Products business in the second quarter of 1999 and the acquisition of MacMillan Bloedel in November 1999, are summarized by major product as follows (millions):

                   Production  Number of
                    Capacity  Facilities   1999    1998    1997    1996    1995
                   ---------- ---------- ------- ------- ------- ------- -------
Softwood lumber -
 board ft.           5,452       37       4,532   4,025   3,968   3,701   3,419
Softwood plywood
 and veneer - sq.
 ft. (3/8")          1,371        8       1,065     960   1,092   1,243   1,292
Composite panels -
 sq. ft. (3/4")        228        3         281     510     478     535     583
Oriented strand
 board  - sq.
 ft. (3/8")          3,365        9       2,452   2,179   2,041   1,687   1,654
Hardwood lumber -
 board ft.             386       12         376     342     345     333     278
Doors (thousands)      850        1         732     788     740     646     643
Logs - cubic ft.        -        -          572     526     519     500     494

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood                         Hardwood lumber
Alabama, Arkansas, Georgia,                         Arkansas, Michigan,
Louisiana, Mississippi,                             Oklahoma, Oregon,
North Carolina, Oklahoma, Oregon,                   Pennsylvania, Washington and
Washington; Alberta, British Columbia,              Wisconsin
Ontario and Saskatchewan, Canada ;
and Durango, Mexico                                 Doors
                                                    Wisconsin
Oriented strand board
Michigan, North Carolina, West Virginia;
Alberta, New Brunswick, Ontario and
Saskatchewan, Canada

Composite panels
Wisconsin; British Columbia, Canada;
and Durango, Mexico

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 2.  Properties-Continued
-----------------------------

Pulp, Paper and Packaging

Production capacities, facilities and annual production, which reflect the acquisition of MacMillan Bloedel in November 1999, are summarized by major product as follows (thousands):

                   Production  Number of
                    Capacity  Facilities   1999    1998    1997    1996    1995
                   ---------- ---------- ------- ------- ------- ------- -------
Pulp - air-dry
 metric tons          2,285     9         2,219   2,061   1,973   2,004   2,159
Paper - tons(1)       1,595     6         1,511   1,235   1,128   1,034   1,060
Paperboard - tons       230     1           251     237     231     206     229
Containerboard -
 tons                 3,694     7         2,622   2,291   2,381   2,331   2,329
Packaging - MSF      66,000    64        48,758  46,410  46,488  44,471  36,041
Newsprint - metric
 tons(2)                 -     -             -       69     704     631     687
Recycling - tons         -     24         4,287   3,833   3,655   3,428   2,754


Principal manufacturing facilities are located as follows:

Pulp                                            Packaging
Georgia, Mississippi, North                     Arizona, Arkansas, California,
Carolina, Washington and                        Colorado, Connecticut, Florida,
Alberta, British Columbia,                      Georgia, Hawaii, Illinois,
Ontario and Saskatchewan, Canada                Indiana, Iowa, Kentucky,
                                                Louisiana, Maryland, Michigan,
Paper                                           Minnesota, Mississippi,
Mississippi, North Carolina,                    Missouri, Nebraska, New Jersey,
Washington, Wisconsin and                       New York, North Carolina, Ohio,
Ontario and Saskatchewan, Canada                Oregon, Tennessee, Texas,
                                                Virginia, Washington, Wisconsin
Paperboard                                      and Guanajuato, Mexico
Washington
                                                Recycling
Containerboard                                  Arizona, California, Colorado,
Alabama, Kentucky, North                        Illinois, Iowa, Kansas,
Carolina, Oklahoma, Oregon and                  Maryland, Minnesota, Nebraska,
Ontario, Canada                                 North Carolina, Oklahoma,
                                                Oregon, Tennessee, Texas, Utah,
                                                Virginia and Washington

_______________________________
(1) Reflects the acquisition of the Dryden, Ontario, Canada, fine paper facility in October 1998.

(2) Reflects the ownership restructuring of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 2.  Properties-Continued
-----------------------------

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

Mortgage securities
Washington

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 3.  Legal Proceedings
--------------------------

The company conducted a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with federal Prevention of Significant Deterioration (PSD) regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. All PSD compliance issues identified in the review have been resolved, except for PSD issues at the company's Springfield, Oregon, containerboard facility. A final decision is expected to be made by the Lane Regional Air Pollution Control Authority (Lane County, Oregon) concerning alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility upon issuance of the facility's Title V permit in 2000. In addition, the company is conducting a review of one pulp and paper facility and two wood products facilities that were recently acquired to evaluate their compliance with PSD and new source review regulations.

In June 1998, a lawsuit was filed against the company in Superior Court, San Francisco County, California, on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. In December 1998, the complaint was amended narrowing the purported class to individuals and entities in the state of California. In February 1999, the court entered an order certifying the class. The company has been unable thus far to obtain a reversal of the certification. In September 1998, a lawsuit purporting to be a class action involving hardboard siding was filed against the company in Superior Court, King County, Washington. The complaint was amended, in January 1999, to allege a class consisting of individuals and entities that own homes or other structures in the United States on which exterior hardboard siding manufactured by the company at its former Klamath Falls, Oregon, facility has been installed since January 1981. The amended complaint alleges the company manufactured defective hardboard siding, engaged in unfair trade practices and failed to disclose to customers the alleged defective nature of its hardboard siding. The amended complaint seeks compensatory damages, punitive or treble damages, restitution, attorney fees, costs of the suit and such other relief as may be appropriate. In July 1999, the company's motion for summary judgment was granted in this case. The plaintiffs filed a petition for reconsideration which was denied in January 2000. The plaintiffs have appealed this decision. A lawsuit was filed against the company in District Court, Johnson County, Texas, in June 1999. The case purports to be a class action on behalf of persons who own structures in the state of Texas with exterior hardboard siding manufactured by the company. The complaint alleges defective design, misrepresentation, negligence, breach of express warranty and fraudulent concealment. The complaint seeks unspecified compensatory damages. In July 1999, a lawsuit was filed against the company in the Court of Common Pleas, Beaufort County, South Carolina. The suit purports to be filed on behalf of all owners of residential structures or other buildings with hardboard siding manufactured by the company. The complaint alleges breach of express and implied warranties, defective design and manufacture, fraud and violation of South Carolina's unfair trade practices act. The plaintiffs seek compensatory damages, treble damages and attorneys' fees. The company is a defendant in two other cases, one in Iowa and the other in Oregon, that purport to be statewide class actions with similar allegations. The company is a defendant in approximately 25 other hardboard siding cases primarily involving multi-family structures and residential developments.

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

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 3.  Legal Proceedings-Continued
------------------------------------

In May 1999, the Equity Committee ("the Committee") in the Paragon Trade Brands, Inc. bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor's estate. Specifically, the Equity Committee seeks to assert that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon's public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company.

Subsidiaries of the company, formerly known as MacMillan Bloedel Limited and MacMillan Bloedel (USA) Inc., have agreed to settle a class action suit involving claims in the United States (excluding Colorado) alleging the failure of cement fiber roofing products previously manufactured by American Cemwood Corporation, a company owned by MacMillan Bloedel (USA) Inc. The proposed settlement would create a fund of $105 million, consisting of $65 million in cash and $40 million guaranteed recovery by the class from certain insurance carriers. The settlement is subject to court approval in May 2000. The company has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to the proposed settlement and pending suits and claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 26, 1999.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 5.  Market Price of and Dividends on the Registrant's Common Equity
------------------------------------------------------------------------

and Related Stockholder Matters
-------------------------------

Information with respect to market prices, stockholders and dividends included in Notes 22 and 23 of Notes to Financial Statements in the company's 1999 Annual Report to Shareholders, is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

Information with respect to selected financial data included in
Note 23 of Notes to Financial Statements in the company's 1999 Annual Report to Shareholders, is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

Information with respect to Management's Discussion and Analysis included on pages 10, 24-31 and 42-54 of the company's 1999 Annual Report to Shareholders, is incorporated herein by reference.

Subsequent Event - On February 23, 2000, the company announced that its board of directors has authorized the repurchase of up to 12 million shares, or about five percent, of its outstanding common stock.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Information with respect to market risk of financial instruments included on page 52 of the company's 1999 Annual Report to Shareholders, is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Information
-----------------------------------------------------------

Financial statements and supplementary information, included in the company's 1999 Annual Report to Shareholders are incorporated herein by reference.

                                                        Page(s) in
                                                       Annual Report
                                                            to
                                                       Shareholders
                                                       -------------
   Report of Independent Public Accountants                 54
   Consolidated Statement of Earnings                       55
   Consolidated Balance Sheet                              56-57
   Consolidated Statement of Cash Flows                    58-59
   Consolidated Statement of Shareholders' Interest         60
   Notes to Financial Statements                           61-81
   Selected Quarterly Financial Information (Unaudited)     79

Item  9.  Changes in and Disagreements with Accountants on Accounting
---------------------------------------------------------------------
and Financial Disclosure
------------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries


PART III


-------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information with respect to Directors of the company included on pages 2 through 5 of the Notice of 2000 Annual Meeting of Shareholders and Proxy Statement dated March 6, 2000, is incorporated herein by reference.

The executive officers of the company are as follows:


     Name                               Title             Age
     ----                               -----             ---
William R. Corbin              Executive Vice President   58
C. William Gaynor              Senior Vice President      59
Richard C. Gozon               Executive Vice President   61
Richard E. Hanson              Senior Vice President      56
Steven R. Hill                 Senior Vice President      52
Mack L. Hogans                 Senior Vice President      51
Steven R. Rogel                President                  57
William C. Stivers             Executive Vice President   61
George H. Weyerhaeuser, Jr.    Senior Vice President      46

Item 11.  Executive Compensation
--------------------------------

Information with respect to executive compensation included on pages 5 through 15 of the Notice of 2000 Annual Meeting of Shareholders and Proxy Statement dated March 6, 2000, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management included on pages 6 and 7 of the Notice of 2000 Annual Meeting of Shareholders and Proxy Statement dated March 6, 2000, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries


PART IV


-------------------------------------------------------------------------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
-------------------------------------------------------------------------
8-K
---

Financial Statements

The consolidated financial statements of the company, together with the report of independent public accountants, included in the company's 1999 Annual Report to Shareholders, are incorporated in
Part II, Item 8 of this Form 10-K by reference.

                                                              Page
Financial Statement Schedules                               Number(s)
                                                             in Form
                                                              10-K
                                                            ---------

Report  of  Independent  Public Accountants  on  Financial
 Statement Schedules                                           16

Schedule II - Valuation and Qualifying Accounts                17

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in the company's 1999 Annual Report to Shareholders and incorporated herein by reference.

Exhibits:

   3  -   (i)  Articles of Incorporation
          (ii) Bylaws (incorporated by reference to
               1998 Form 10-K filed with the Securities and Exchange
               Commission on March 12, 1999 - Commission File
               Number 1-4825)
   10 -   Material Contracts
          (a)  Agreement with W. R. Corbin (incorporated by
               reference to 1998 Form 10-K filed with the Securities and
               Exchange Commission on March 12, 1999 - Commission File
               Number 1-4825)
          (b)  Agreement with R. C. Gozon (incorporated by
               reference to 1995 Form 10-K filed with the Securities and
               Exchange Commission on March 15, 1996 - Commission File
               Number 1-4825)
          (c)  Agreement with S. R. Rogel (incorporated by reference to 1997
               Form 10-K filed with the Securities and Exchange Commission on
               March 13,1998 - Commission File Number 1-4825)
          (d)  Merger Agreement dated June 20, 1999, among Weyerhaeuser Company and Weyerhaeuser Exchangeco Limited and MacMillan Bloedel
               Limited, including the Plan of Arrangement (incorporated by reference to the Weyerhaeuser Company Registration
               Statement No. 333-84127)
          (e)  Form of Executive Severance Agreement
   11 -   Statement Re: Computation of Per Share Earnings
          (incorporated by reference to Note 2 of the company's 1999
          Annual Report to Shareholders)
   13 -   Portions of the company's 1999 Annual Report to
          Shareholders specifically incorporated by reference herein
   22 -   Subsidiaries of the Registrant
   23 -   Consent of Independent Public Accountants
   27 -   Financial Data Schedules

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 7, January 21, April 14, June 22, July 16, September 21, and October 15, 1999, and January 24, 2000, reporting information under Item 5, Other Events.

The registrant filed a report on Form 8-K dated November 9, 1999, which was subsequently amended on January 10, 2000, reporting information under Item 2, Acquisition or Disposition of Assets, and
Item 7, Financial Statements and Exhibits.

Weyerhaeuser Company and Subsidiaries


SIGNATURES


-------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.


                          Weyerhaeuser Company


                          /s/ Steven R. Rogel
                          -----------------------
                          Steven R. Rogel
                          Chairman, President and
                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 2000.


/s/ Steven R. Rogel                              /s/ John Kieckhefer
-------------------------------------            ---------------------------
Steven R. Rogel                                  John I. Kieckhefer
President, Principal Executive                   Director
Officer, Director and Chairman of the
Board

/s/ William C. Stivers                           /s/ Arnold G. Langbo
-------------------------------------            ---------------------------
William C. Stivers                               Arnold G. Langbo
Principal Financial Officer                      Director

/s/ Kenneth J. Stancato                          /s/ Donald F. Mazankowski
-------------------------------------            ---------------------------
Kenneth J. Stancato                              Donald F. Mazankowski
Principal Accounting Officer                     Director

/s/ W. John Driscoll                             /s/ William D. Ruckelshaus
-------------------------------------            ---------------------------
W. John Driscoll                                 William D. Ruckelshaus
Director                                         Director

/s/ R. F. Haskayne                               /s/ Richard H. Sinkfield
-------------------------------------            ---------------------------
Richard F. Haskayne                              Richard H. Sinkfield
Director                                         Director

/s/ Robert J. Herbold                            /s/ James N. Sullivan
-------------------------------------            ---------------------------
Robert J. Herbold                                James N. Sullivan
Director                                         Director

/s/ Martha R. Ingram                             /s/ George H. Weyerhaeuser
-------------------------------------            ---------------------------
Martha R. Ingram                                 George H. Weyerhaeuser
Director                                         Director

                                                 /s/ Clayton K. Yeutter
                                                 ---------------------------
                                                 Clayton K. Yeutter
                                                 Director

Weyerhaeuser Company and Subsidiaries


FINANCIAL STATEMENT SCHEDULES


-------------------------------------------------------------------------


Report of Independent Public Accountants on Financial Statement
Schedules

To Weyerhaeuser Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Weyerhaeuser Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule shown on page 17 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Seattle, Washington,
February 9, 2000

Weyerhaeuser Company and Subsidiaries


FINANCIAL STATEMENT SCHEDULES

-------------------------------------------------------------------------

Schedule II - Valuation and Qualifying Accounts
For the three years ended December 26, 1999
Dollar amounts in millions
                                                          Deductions
                                       Balance              from/      Balance
                                         at      Charged  (Additions     at
                                      Beginning     to        to)      End of
Description                           of Period  Income     Reserve    Period
-----------                           ---------  -------  -----------  -------
Weyerhaeuser

Reserve deducted from related  asset
 accounts:
Doubtful accounts - Accounts
 receivable
  1999                                 $   5     $   6    $   1(1)     $   10
                                       ========  =======  ===========  =======
  1998                                 $   6     $   4    $   5        $    5
                                       ========  =======  ===========  =======
  1997                                 $   7     $   5    $   6        $    6
                                       ========  =======  ===========  =======

Real Estate and Related Assets

Reserves and allowances deducted
 from related asset accounts:
Receivables
  1999                                 $   6     $   2    $   1(2)     $    7
                                       ========  =======  ===========  =======
  1998                                 $   6     $   1    $   1        $    6
                                       ========  =======  ===========  =======
  1997                                 $   9     $   -    $   3        $    6
                                       ========  =======  ===========  =======

Mortgage-related financial
 Instruments
  1999                                 $   9     $   -    $   6        $    3
                                       ========  =======  ===========  =======
  1998                                 $  27     $   -    $  18(3)     $    9
                                       ========  =======  ===========  =======
  1997                                 $   7     $  13    $  (7)(4)    $   27
                                       ========  =======  ===========  =======

Investments in and advances to joint
 ventures and
 limited partnerships
  1999                                 $   4     $   -    $   1(5)     $    3
                                       ========  =======  ===========  =======
  1998                                 $   6     $   3    $   5        $    4
                                       ========  =======  ===========  =======
  1997                                 $  27     $   -    $  21        $    6
                                       ========  =======  ===========  =======

_______________________________
(1) Includes additional allowances of $4 million in the MacMillan
Bloedel acquisition.

(2) Includes allowances transferred from partnership investments.

(3) Includes allowances transferred to other assets.

(4) Includes allowances transferred in from other liabilities.

(5) Includes the net of allowances transferred to receivables and from other assets.

Weyerhaeuser Company and Subsidiaries


EXHIBITS INDEX

-------------------------------------------------------------------------


Exhibits:


   3  -   (i)  Articles of Incorporation
          (ii) Bylaws (incorporated by reference to
               1998 Form 10-K filed with the Securities and Exchange
               Commission on March 12, 1999 - Commission File
               Number 1-4825)
   10 -   Material Contracts
          (a)  Agreement with W. R. Corbin (incorporated by
               reference to 1998 Form 10-K filed with the Securities and
               Exchange Commission on March 12, 1999 - Commission File
               Number 1-4825)
          (b)  Agreement with R. C. Gozon (incorporated by
               reference to 1995 Form 10-K filed with the Securities and
               Exchange Commission on March 15, 1996 - Commission File
               Number 1-4825)
          (c)  Agreement with S. R. Rogel (incorporated by reference to 1997
               Form 10-K filed with the Securities and Exchange Commission on
               March 13,1998 - Commission File Number 1-4825)
          (d)  Merger Agreement dated June 20, 1999, among Weyerhaeuser Company and Weyerhaeuser Exchangeco Limited and MacMillan Bloedel
               Limited, including the Plan of Arrangement (incorporated by reference to the Weyerhaeuser Company Registration
               Statement No. 333-84127)
          (e)  Form of Executive Severance Agreement
   11 -   Statement Re: Computation of Per Share Earnings
          (incorporated by reference to Note 2 of the company's 1999
          Annual Report to Shareholders)
   13 -   Portions of the company's 1999 Annual Report to
          Shareholders specifically incorporated by reference herein
   22 -   Subsidiaries of the Registrant
   23 -   Consent of Independent Public Accountants
   27 -   Financial Data Schedules

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant

-------------------------------------------------------------------------

                                                                    Percentage
                                                        State or   Ownership of
                                                       Country of    Immediate
                Name                                 Incorporation     Parent
                ----                                 ------------- ------------
Columbia & Cowlitz Railway Company                   Washington        100%
DeQueen & Eastern Railroad Company                   Arkansas          100
Dynetherm, Inc.                                      Alabama           100
Fisher Lumber Company                                California        100
Golden Triangle Railroad                             Mississippi       100
Green Arrow Motor Express Company                    Delaware          100
Gryphon Asset Management, Inc.                       Delaware          100
Mississippi & Skuna Valley Railroad Company          Mississippi       100
Mountain Tree Farm Company                           Washington         50
North Pacific Paper Corporation                      Delaware           50
  Norpac Sales Corporation                           Guam              100
Norpac Resources Inc.                                Delaware          100
Pacific Veneer, Ltd.                                 Washington        100
SCA Weyerhaeuser Packaging Holding Company           British
 Asia Limited                                        Virgin Islands     50
Texas, Oklahoma & Eastern Railroad Company           Oklahoma          100
TJ International, Inc.                               Delaware          100
  Norco Windows, Inc.                                Wisconsin         100
    TJI Global, Inc.                                 Barbados          100
      Trus Joist MacMillan Limited Partnership       Delaware           51
      Trus Joist MacMillan Limited                   British           100
                                                     Columbia
      TJM Australia Pty. Limited                     Australia         100
      TJM Europe Limited                             United Kingdom    100
      TJM Europe SPRL                                Belgium           100
      TJM Facilities Corporation                     Delaware          100
      Trus Joint MacMillan Ltd., YK                  Japan             100
  Trus Joist Corporation                             Delaware          100
  Trus Joist (Western) Ltd.                          New Brunswick     100
  Trus Joist Japan Co., Ltd.                         Japan             100
United Structures, Inc.                              California        100
Westwood Shipping Lines, Inc.                        Washington        100
Weycomp Claims Management Services, Inc.             Texas             100
Weyerhaeuser Company of Nevada                       Nevada            100
Weyerhaeuser Construction Company                    Washington        100
Weyerhaeuser de Mexico, S.A. de C.V.                 Mexico            100
Weyerhaeuser del Bajio, S.A. de C.V.                 Mexico            100
Weyerhaeuser Financial Services, Inc.                Delaware          100
  CMO Finance Corp.                                  Nevada            100
    MJ Finance Corporation                           California        100
  Mortgage Securities III Corporation                Nevada            100
  R4 Participant Corporation                         Nevada            100
  ver Bes' Insurance Company                         Vermont           100
    de Bes' Insurance Ltd.                           Bermuda           100

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant

-------------------------------------------------------------------------

                                                                    Percentage
                                                        State or   Ownership of
                                                       Country of    Immediate
                Name                                 Incorporation     Parent
                ----                                 ------------- ------------
  Weyerhaeuser Financial Investments, Inc.           Nevada            100%
    Abfall Finance Corp.                             California        100
    Brookview, Inc.                                  Nevada            100
    The Giddings Mortgage Investment Company         California        100
    Pass-Through Finance Corp.                       California        100
    RFS Finance Corp.                                California        100
    Trimark Development Company                      California        100
      Trimark Realty Advisors, Inc.                  California        100
    WFI Servicing Company                            Nevada            100
    Woodland Hills Properties-W, Inc.                Nevada            100
  Weyerhaeuser Venture Company                       Nevada            100
    Las Positas Land Co.                             California        100
    WAMCO, Inc.                                      Nevada            100
Weyerhaeuser Forestlands International, Inc.         Washington        100
Weyerhaeuser International, Inc.                     Washington        100
  The Capricorn Corporation                          Philippines       100
  Weyerhaeuser Canada Ltd.                           Canada            100
    Princeton Co-Generation (VCC) Corp.              Canada             90
    Wapawekka Lumber Ltd.                            Canada             51
    Weyerhaeuser (Barbados) SRL                      Barbados          100
      Marlborough Capital Corp. SRL                  Barbados          100
      Weyerhaeuser (BVI) Ltd.                        British
                                                     Virgin Islands    100
        Weyerhaeuser New Zealand Holdings Inc.       New Zealand       100
        Nelson Forest Products Company               New Zealand       100
        Weyerhaeuser New Zealand Inc.                New Zealand       100
    Weyerhaeuser Saskatchewan Ltd.                   Canada            100
  Weyerhaeuser Holdings Limited                      British
                                                     Columbia          100
    Weyerhaeuser Company Limited                     Canada            100
      486286 British Columbia Ltd.                   British
                                                     Columbia           50
      Altair  Property and Casualty Corporation      British
                                                     Columbia          100
      Canadian Maas River Investment N.V.            Curacao           100
        Weyerhaeuser (Ireland)                       Ireland           100
      Chatham Forest Products Ltd.                   New Brunswick     100
      Eagle Forest Products Limited Partnership      New Brunswick     100
      Forest Industries Flying Tankers Limited       British
                                                     Columbia           58
      Green Forest Lumber Limited                    Ontario           100
        Monterra Lumber Mills Limited                Ontario            83
      Weyerhaeuser (Bridgetown) Limited              Barbados          100
        Weyerhaeuser (UK) Limited                    England           100
      MacMillan Bloedel K.K.                         Japan             100

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant

-------------------------------------------------------------------------

                                                                    Percentage
                                                        State or   Ownership of
                                                       Country of    Immediate
                Name                                 Incorporation     Parent
                ----                                 ------------- ------------
      MacMillan Bloedel Pembroke Limited
        Partnership                                  Ontario           100%
      MacMillan Guadiana, S.A. de C.V.               Mexico            100
      Marine Leasings Limited                        British
                                                     Columbia           27
      Mid-Island Reman Inc.                          British
                                                     Columbia           49
      Saskfor Holdings Inc.                          Saskatchewan       50
      Saskfor MacMillan Limited                      British
                                                     Columbia          100
      Sturgeon Falls Repulping Limited               Ontario            50
        Sturgeon Falls Limited Partnership           Ontario           100
      Weyerhaeuser (Carlisle) Ltd.                   Barbados          100
        Camarin Limited                              Barbados          100
      Weyerhaeuser (Ewen) Limited                    British
                                                     Columbia          100
      Weyerhaeuser (Australia) Pty. Ltd.             Australia         100
      Weyerhaeuser (Nanaimo) Ltd.                    British
                                                     Columbia          100
      Weyerhaeuser (Northumberland) Limited          New Brunswick     100
      Weyerhaeuser (North Superior) Limited          Ontario           100
      Weyerhaeuser (Ottawa) Limited                  Canada            100
      Weyerhaeuser Wawa OSB Limited Partnership      Ontario           100
  Weyerhaeuser China, Ltd.                           Washington        100
  Weyerhaeuser GMBH                                  Germany           100
  Weyerhaeuser (Asia) Limited                        Hong Kong         100
  Weyerhaeuser Japan Ltd.                            Japan             100
  Weyerhaeuser Japan Ltd.                            Delaware          100
  Weyerhaeuser Korea Ltd.                            Korea             100
  Weyerhaeuser, S.A.                                 Panama            100
  Weyerhaeuser Taiwan Ltd.                           Delaware          100
Weyerhaeuser International Sales Corp.               Guam              100
Weyerhaeuser (Mexico) Inc.                           Washington        100
Weyerhaeuser Midwest, Inc.                           Washington        100
Weyerhaeuser Overseas Finance Co.                    Delaware          100
  Weyerhaeuser International Finance Company         Delaware          100
    Weyerhaeuser Company Nova Scotia                 Nova Scotia       100
Weyerhaeuser Raw Materials, Inc.                     Delaware          100
Weyerhaeuser Real Estate Company                     Washington        100
  Centennial Homes, Inc.                             Texas             100
  Midway Properties, Inc.                            North Carolina    100
  Pardee Construction Company                        California        100
    Marmont Realty Company                           California        100
    Pardee Construction Company of Nevada            Nevada            100
    Pardee Investment Company                        California        100
    Parvada, Inc.                                    Nevada            100

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant

-------------------------------------------------------------------------

                                                                    Percentage
                                                        State or   Ownership of
                                                       Country of    Immediate
                Name                                 Incorporation     Parent
                ----                                 ------------- ------------
  The Quadrant Corporation                           Washington        100%
    Quadrant Real Estate Services, Inc.              Washington        100
  South Jersey Assets, Inc.                          New Jersey        100
  Scarborough Constructors, Inc.                     Florida           100
    Silverthorn Country Club, Inc.                   Florida           100
  TMI, Inc.                                          Texas             100
  Weyerhaeuser Real Estate Company of Nevada         Nevada            100
  Weyerhaeuser Realty Investors, Inc.                Washington        100
  Winchester Homes, Inc.                             Delaware          100
    SC - WHI, Inc.                                   Delaware          100
Weyerhaeuser Sales Company                           Nevada            100
Weyerhaeuser Servicios, S.A. de C.V.                 Mexico            100
Weyerhaeuser (U.S.A.) Inc.                           Delaware          100
  American Cemwood Corporation                       Oregon            100
  MacMillan Bloedel Paper Sales Inc.                 Delaware          100
  MB Administrative Services Inc.                    Delaware          100
  Weyerhaeuser (Alabama) Inc.                        Alabama           100
  Weyerhaeuser (Delaware) Inc.                       Delaware          100
  Weyerhaeuser Distribution Inc.                     Alabama           100
    Weyerhaeuser Clarion Limited Partnership         Pennsylvania      100
      Trus Joist MacMillan Limited Partnership       Delaware           49
  Weyerhaeuser Packaging Inc.                        Alabama           100
    MacMillan Bloedel FSC Ltd.                       Barbados          100
    Weyerhaeuser Timberlands Inc.                    Alabama           100
  Weyerhaeuser (Pennsylvania) Inc.                   Delaware          100
The Wray Company                                     Arizona           100


Weyerhaeuser Company and Subsidiaries


Exhibit 23
Consent of Independent Public Accountants

-------------------------------------------------------------------------


As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Weyerhaeuser Company's previously filed
Registration Statement Nos. 333-36753 and 333-84127 on Form S-3 and Nos. 33-60527, 333-10165, 333-01565, 333-56673, 333-74311 and 333-
89925 on Form S-8.



                                          ARTHUR ANDERSEN LLP


Seattle, Washington,
March 10, 2000