Form 10-Q
period 2000-03-26
WEYERHAEUSER CO
filed 2000-05-05
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                                 FORM 10-Q


                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
X                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the thirteen weeks ended March 26, 2000 or

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
                         Telephone (253) 924-2345

        Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
    Title of Each Class                         Which Registered
----------------------------------           -------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of April 28, 2000, was 232,953,031 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                         Index to Form 10-Q Filing
                For the thirteen weeks ended March 26, 2000


                                                            Page No.
                                                         ---------------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                  3
            Consolidated Balance Sheet                         4-5
            Consolidated Statement of Cash Flows               6-7
            Notes to Financial Statements                      8-19

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       20-25

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                   24-25


Part II.  Other Information

Item 1.   Legal Proceedings                                   26-27
Item 2.   Changes in Securities                          (not applicable)
Item 3.   Defaults upon Senior Securities                (not applicable)
Item 4.   Submission of Matters to a Vote of
          Security Holders                               (not applicable)
Item 5.   Other Information                              (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                      27

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 1999. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ending March 26, 2000, should not be regarded as necessarily indicative of the results that may be expected for the full year.

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


                                   WEYERHAEUSER COMPANY

                                   By /s/  K. J. Stancato
                                      ------------------------
                                      K. J. Stancato
                                      Duly Authorized Officer and
                                      Principal Accounting Officer


May 5, 2000

Weyerhaeuser Company
-3-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                           CONSOLIDATED EARNINGS
                           For the periods ended
                     March 26, 2000 and March 28, 1999
    (Dollar amounts in millions except as noted and per share figures)
                                (Unaudited)

Thirteen weeks ended:
                                                       March        March
                                                        26,          28,
                                                       2000         1999
                                                     --------     --------
Net sales and revenues:
  Weyerhaeuser                                       $ 3,633      $ 2,389
  Real estate and related assets                         278          276
                                                     --------     --------
Total net sales and revenues                           3,911        2,665
                                                     --------     --------

Costs and expenses:
  Weyerhaeuser:
     Costs of products sold                            2,693        1,835
     Depreciation, amortization and fee stumpage         200          155
     Selling, general and administrative expenses        259          164
     Research and development expenses                    12           13
     Taxes other than payroll and income taxes            37           32
     Charges for integration and closure of
       facilities (Note 12)                               13           94
     Charge for Year 2000 remediation                     --           17
                                                     --------     --------
                                                       3,214        2,310
                                                     --------     --------
Real estate and related assets:
     Costs and operating expenses                        229          220
     Depreciation and amortization                         1            1
     General and administrative expenses                  13           15
     Taxes other than payroll and income taxes             2            2
                                                     --------     --------
                                                         245          238
                                                     --------     --------
Total costs and expenses                               3,459        2,548
                                                     --------     --------
Operating income                                         452          117

Interest expense and other:
  Weyerhaeuser:
     Interest expense incurred                            91           68
     Less interest capitalized                             4            2
     Equity in income of affiliates (Note 4)              10            2
     Other income (expense), net                          (2)           5
  Real estate and related assets:
     Interest expense incurred                            19           20
     Less interest capitalized                            15           15
     Equity in income of unconsolidated
       entities (Note 4)                                  14            7
     Other income, net                                     4            5
                                                     --------     --------
Earnings before income taxes and cumulative effect
  of a change in an accounting principle                 387           65
Income taxes (Note 5)                                    143           24
                                                     --------     --------
Earnings before cumulative effect of a change in
  an accounting principle                                244           41
Cumulative effect of a change in an accounting
  principle (Note 1)                                      --           89
                                                     --------     --------
Net earnings (loss)                                  $   244      $   (48)
                                                     ========     ========
Basic and diluted net earnings (loss) per
  share (Note 2):

  Before cumulative effect of a change in an
   accounting principle                              $  1.04      $  0.21
  Cumulative effect of a change in an accounting
   principle                                              --        (0.45)
                                                     --------     --------
                                                     $  1.04      $ (0.24)
                                                     ========     ========
Weighted average shares outstanding (thousands):
  Basic                                               234,213      199,160
  Dilutive effect of stock options                        721          675
                                                     --------     --------
  Diluted                                             234,934      199,835
                                                     ========     ========

Dividends paid per share                             $   .40      $   .40
                                                     ========     ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
                  March 26, 2000 and December 26, 1999
                      (Dollar amounts in millions)

                                                        March      Dec.
                                                         26,        26,
                                                        2000       1999
                                                     ---------  ---------
                                                    (Unaudited)
Assets
------
Weyerhaeuser
  Current assets:
     Cash and short-term investments (Note 1)        $     92   $  1,640
     Receivables, less allowances                       1,468      1,296
     Inventories (Note 6)                               1,564      1,329
     Prepaid expenses                                     243        278
                                                     ---------  ---------
       Total current assets                             3,367      4,543

  Property and equipment (Note 7)                       8,243      7,560
  Construction in progress                                482        355
  Timber and timberlands at cost, less fee stumpage
     charged to disposals                               1,623      1,667
  Investments in and advances to equity affiliates
     (Note 4)                                             560        950
  Goodwill, net of accumulated amortization             1,174        792
  Other assets and deferred charges                       514        533
                                                     ---------  ---------
                                                       15,963     16,400
                                                     ---------  ---------


Real estate and related assets
  Cash and short-term investments                           4          3
  Receivables, less discounts and allowances               82         94
  Mortgage-related financial instruments, less
     discounts and allowances                              81         84
  Real estate in process of development and for sale      585        556
  Land being processed for development                    969        956
  Investments in unconsolidated entities, less
     reserves (Note 4)                                    135        124
  Other assets                                            132        122
                                                     ---------  ---------
                                                        1,988      1,939
                                                     ---------  ---------

       Total assets                                  $ 17,951   $ 18,339
                                                     =========  =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-





                                                       March       Dec.
                                                         26,        26,
                                                        2000       1999
                                                     ---------  ---------
                                                    (Unaudited)

Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
  Current liabilities:
     Notes payable and commercial paper              $    243   $     54
     Current maturities of long-term debt                 101        855
     Accounts payable (Note 1)                            911        961
     Accrued liabilities (Note 8)                       1,121      1,093
                                                     ---------  ---------
       Total current liabilities                        2,376      2,963

  Long-term debt (Note 10)                              4,039      3,945
  Deferred income taxes (Note 5)                        2,154      1,985
  Deferred pension, other postretirement benefits
     and other liabilities                                676        773
  Commitments and contingencies (Note 13)
                                                     ---------  ---------
                                                        9,245      9,666
                                                     ---------  ---------

Real estate and related assets
  Notes payable and commercial paper                      749        676
  Long-term debt (Note 10)                                429        479
  Other liabilities                                       339        345
  Commitments and contingencies (Note 13)
                                                     ---------  ---------
                                                        1,517      1,500
                                                     ---------  ---------

       Total liabilities                               10,762     11,166
                                                     ---------  ---------

Shareholders' interest (Note 11)
  Common shares:  authorized 400,000,000 shares,
     issued:  232,665,265 and 230,797,536,
     $1.25 par value                                      291        288
  Exchangeable shares; no par value; unlimited
     shares authorized; issued and held by
     nonaffiliates:  7,149,312 and 8,809,994              486        598
  Other capital                                         2,210      2,086
  Retained earnings                                     4,731      4,578
  Cumulative other comprehensive (expense)               (116)      (167)
  Treasury common shares, at cost:  8,702,101
     and 4,758,348                                       (413)      (210)
                                                     ---------  ---------
       Total shareholders' interest                     7,189      7,173
                                                     ---------  ---------
       Total liabilities and shareholders' interest  $ 17,951   $ 18,339
                                                     =========  =========

Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 For the thirteen-week periods ended March 26, 2000 and March 28, 1999
                     (Dollar amounts in millions)
                              (Unaudited)

                                                              Consolidated
                                                           ------------------
                                                            March     March
                                                              26,       28,
                                                             2000      1999
                                                           --------  --------
Cash provided by (used for) operations:
 Net earnings (loss)                                       $   244   $   (48)
 Noncash charges (credits) to income:
   Depreciation, amortization and fee stumpage                 201       156
   Deferred income taxes, net                                   35        16
   Pension and other postretirement benefits                   (36)      (17)
   Equity in (income) of affiliates and
     unconsolidated entities                                   (24)       (9)
   Effect of a change in an accounting principle - net
     of taxes (Note 1)                                          --        89
   Charges for integration and closure of
     facilities (Note 12)                                       13        91
 Decrease (increase) in working capital:
   Receivables                                                 (66)     (104)
   Inventories, real estate and land                          (191)     (143)
   Prepaid expenses                                             26        (1)
   Mortgage-related financial instruments                        2         7
   Accounts payable and accrued liabilities                   (176)      (21)
 Other                                                         (23)      (10)
                                                           --------  --------
Net cash provided by (used for) operations                       5         6
                                                           --------  --------

Cash provided by (used for) investing activities:
 Property and equipment                                       (135)      (90)
 Timber and timberlands                                        (17)      (16)
 Acquisition of a business - net of cash
   acquired (Note 14)                                         (594)       --
 Investments in and advances to equity affiliates                5         5
 Proceeds from sale of:
   Property and equipment                                       --         4
   Mortgage-related financial instruments                        1         6
 Intercompany advances                                          --        --
 Other                                                          34        --
                                                           --------  --------
Net cash provided by (used for) investing activities          (706)      (91)
                                                           --------  --------

Cash provided by (used for) financing activities:
 Issuances of debt                                               5        22
 Notes and commercial paper borrowings, net                    279       168
 Cash dividends                                                (91)      (79)
 Payments on debt                                             (875)      (39)
 Purchase of treasury common shares                           (211)       --
 Exercise of stock options                                       8        23
 Other                                                          39        (8)
                                                           --------  --------
Net cash provided by (used for) financing activities          (846)       87
                                                           --------  --------

Net increase (decrease) in cash and
 short-term investments                                     (1,547)        2
Cash and short-term investments at beginning of year         1,643        35
                                                           --------  --------
Cash and short-term investments at end of period           $    96   $    37
                                                           ========  ========
Cash paid (received) during the period for:
Interest, net of amount capitalized                        $    93   $   107
                                                           ========  ========
Income taxes                                               $    68   $    (6)
                                                           ========  ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-




                          Real Estate and
    Weyerhaeuser           Related Assets
-------------------    ---------------------
   March     March        March      March
     26,       28,          26,        28,
    2000      1999         2000       1999
 --------  --------    ---------  ---------

 $   215   $   (77)    $     29   $     29

     200       155            1          1
      34        12            1          4
     (35)      (17)          (1)        --

     (10)       (2)         (14)        (7)

      --        89           --         --

      13        91           --         --

     (79)     (105)          13          1
    (151)      (96)         (40)       (47)
      26        (1)          --         --
      --        --            2          7
    (171)      (37)          (5)        16
     (18)        5           (5)       (15)
 --------  --------    ---------  ---------
      24        17          (19)       (11)
 --------  --------    ---------  ---------


    (126)      (90)          (9)        --
     (17)      (16)          --         --

    (594)       --           --         --
       2        --            3          5

      --         4           --         --
      --        --            1          6
      (3)      (24)           3         24
      35        --           (1)        --
 --------  --------    ---------  ---------
    (703)     (126)          (3)        35
 --------  --------    ---------  ---------


       5        22           --         --
     206       189           73        (21)
     (91)      (79)          --         --
    (825)      (35)         (50)        (4)
    (211)       --           --         --
       8        23           --         --
      39        (8)          --         --
 --------  --------    ---------  ---------
    (869)      112           23        (25)
 --------  --------    ---------  ---------


  (1,548)        3            1         (1)
   1,640        28            3          7
 --------  --------    ---------  ---------
 $    92   $    31    $       4   $      6
 ========  ========   ==========  =========

 $    88   $   102    $       5   $      5
 ========  ========   ==========  =========
 $    68   $    (6)   $      --   $     --
 ========  ========   ==========  =========

Weyerhaeuser Company
-8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ____________
                     NOTES TO FINANCIAL STATEMENTS
 For the thirteen-week periods ended March 26, 2000 and March 28, 1999



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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 . Timberlands, which is engaged in the management of 5.9 million acres of company-owned and .5 million acres of leased commercial forestland in North America.

 . Wood products, which produces a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific
  Rim and Europe. It is also engaged in the management of forestland in North America under long-term licensing arrangements.

 . Pulp, paper and packaging, which manufactures and sells pulp, paper, paperboard and containerboard in North American, Pacific Rim and European markets and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncement Implemented

In the 1999 first quarter, the company implemented the Statement of Position (SOP), 98-5, Reporting on the Costs of Start-up Activities, issued by the American Institute of Certified Public Accountants Accounting
Standards Executive Committee, which required that the costs of start-up activities be expensed as incurred. In addition, this pronouncement required that all unamortized start-up costs on the balance sheet at the implementation date be written off as a cumulative effect of a change in an accounting principle. The company recorded an after-tax charge of $89 million, or 45 cents per share, in the first quarter to reflect this write-off. This charge included $9 million for the company's interest in the write-off of unamortized start-up costs in three of its 50 percent-owned equity affiliates.

Prospective Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative
Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date of this pronouncement, originally fiscal years beginning after June 15, 1999, has been delayed to fiscal years beginning after June 15, 2000, with the issuance of SFAS No.
137 in June 1999.  This will be effective for the company's fiscal year
2001. Assuming that the company's current minimal involvement in derivatives and hedging activities continues after the implementation date of this statement, the company believes that the future adoption of this statement will not have a material impact on its results of operations or financial position.

Weyerhaeuser Company
-9-

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

The notional amounts of these derivative financial instruments are $140 million and $385 million at March 26, 2000, and December 26, 1999, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The company's use of derivatives does not have a significant effect on the company's results of operations or its financial position.

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

At the end of 1999, the company's cash and short-term investments reflected
$1.6 billion in marketable securities. These liquid investments were being held to meet cash requirements in early January to complete the $735 million acquisition of TJ International and redeem $750 million in notes payable.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $399 million and $358 million at March 26, 2000, and December 26, 1999, respectively.
The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $227 million greater at both March
26, 2000, and December 26, 1999.

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

Weyerhaeuser Company
-10-

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $165 million and $185 million at March 26, 2000, and December 26, 1999, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Revenue Recognition

The company's forest products-based operations recognize revenue from product sales upon shipment to their customers or when the customer assumes risk of ownership.

The company's real estate operations recognize income from the sales of single-family housing units when construction has been completed, required down payments have been received and title has passed to the customer.
Income from multi-family and commercial properties, developed lots and undeveloped land is recognized when required down payments are received and other income recognition criteria has been satisfied.

Impairment of Long-Lived Assets to Be Disposed Of

The company accounts for long-lived assets in accordance with SFAS
No. 121, Accounting for the Impairment of Long-Lived Assets and Long-
Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying

Weyerhaeuser Company
-11-

amount of the assets may not be recoverable. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and additional minimum pension liability adjustments. See Note
3:  Comprehensive Income (Expense).

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

Note 2:  Net Earnings Per Share

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 210,650 shares at $65.56 per share and 2,500 shares at $68.41 per share were outstanding during the thirteen weeks ending March
26, 2000. Options to purchase 576,732 shares at $56.78 per share were outstanding during the thirteen weeks ending March 28, 1999. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3:  Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:


                                                        Thirteen weeks
                                                            ended
                                                       ----------------
                                                        March    March
                                                          26,      28,
Dollar amounts in millions                               2000     1999
                                                       -------  -------
Net earnings (loss)                                    $  244   $  (48)
Other comprehensive income (expense):
  Foreign currency translation adjustments                 60       39
  Income tax (expense) on foreign currency
     translation adjustments                               (9)      (6)
                                                       -------  -------
                                                       $  295   $  (15)
                                                       =======  =======

Note 4:  Equity Affiliates

Weyerhaeuser

The company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. The company's significant equity affiliates are:

 . Cedar River Paper Company - A 50 percent owned joint venture in Cedar
  Rapids, Iowa, that manufactures liner and medium containerboard from recycled fiber.

Weyerhaeuser Company
-12-

 . Nelson Forests Joint Venture - An investment in which the company owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

 . SCA Weyerhaeuser Packaging Holding Company Asia Ltd. - A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Two facilities are in operation in China.

 . RII Weyerhaeuser World Timberfund, L.P. - A 50 percent owned joint venture with institutional investors to make investments in timberlands and related assets outside the United States. The primary focus of this partnership is in pine forests in the Southern Hemisphere.

  During the 1999 second quarter, this joint venture paid approximately $142 million to acquire 62,500 acres of radiata pine plantations, two softwood lumber mills with a capacity of 115 million board feet, a lumber treating operation, a pine molding remanufacturing plant, a chip export business, and a 30 percent interest in a sales and distribution business in Australia. Approximately 500 people currently work in these operations.

  Weyerhaeuser Company, through a subsidiary, has the responsibility for all management and marketing activities of this acquisition.

 . North Pacific Paper Corporation - A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

 . Wapawekka Lumber LP - A 51 percent owned limited partnership in
  Saskatchewan, Canada, that commenced the operation of a sawmill during 1999. Substantive participating rights by the minority partner preclude the consolidation of this partnership by the company.

 . Wilton Connor LLC - A 50 percent owned joint venture in Charlotte, North
  Carolina, which supplies full-service, value-added turnkey packaging solutions to assist product manufacturers in the areas of retail marketing and distribution.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:

                                                        March      Dec.
                                                          26,       26,
Dollar amounts in millions                               2000      1999
                                                      --------  --------
Current assets                                        $   248   $   525
Noncurrent assets                                       1,433     1,885
Current liabilities                                       176       275
Noncurrent liabilities                                    653       816

                                                      Thirteen weeks ended
                                                      --------------------
                                                        March     March
                                                          26,        28,
                                                         2000      1999
                                                      --------  --------
Net sales and revenues                                $   212   $  164
Operating income                                           25       20
Net income (loss)                                          16       (4)

The company provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, the company purchases finished product from certain of these entities.
The aggregate total of these transactions is not material to the results of operations of the company.

Real Estate and Related Assets

Investments in unconsolidated entities that are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings as appropriate. These investments include minor holdings in non-real estate partnerships that have significant assets and income.

Weyerhaeuser Company
-13-

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows:

                                                        March      Dec.
                                                          26,       26,
Dollar amounts in millions                               2000      1999
                                                      --------  --------
Current assets                                        $14,217   $11,457
Noncurrent assets                                         155       159
Current liabilities                                    13,211    10,577
Noncurrent liabilities                                    115       115

                                                      Thirteen weeks ended
                                                      --------------------
                                                        March     March
                                                          26,       28,
                                                         2000      1999
                                                      --------  --------
Net sales and revenues                                $   259   $    69
Operating income                                          123        47
Net income                                                 99        40

The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Note 5:  Income Taxes


Provisions for income taxes include the following:       Thirteen weeks
                                                             ended
                                                       ------------------
                                                        March     March
                                                          26,       28,
Dollar amounts in millions                               2000      1999
                                                      --------  --------
Federal:
  Current                                             $    56   $     3
  Deferred                                                 21        13
                                                      --------  --------
                                                           77        16
                                                      --------  --------

State:
  Current                                                   6         1
  Deferred                                                  2        --
                                                      --------  --------
                                                            8         1
                                                      --------  --------

Foreign:
  Current                                                  46         4
  Deferred                                                 12         3
                                                      --------  --------
                                                           58         7
                                                      --------  --------

Income taxes before cumulative effect of a change in
  an accounting principle                                 143        24
Deferred taxes applicable to the cumulative effect
  of a change in an accounting principle                   --       (52)
                                                      --------  --------
                                                      $   143   $   (28)
                                                      ========  ========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended March 26, 2000, and March 28, 1999, the company's provision for income taxes as a percent of earnings before income taxes and cumulative effect of a change in an accounting principle is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rates for the thirteen-week periods ended March 26, 2000, and March 28, 1999, were 37% and 36.5%, respectively.

Weyerhaeuser Company
-14-

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 6:  Inventories

                                                        March     Dec.
                                                         26,       26,
Dollar amounts in millions                              2000      1999
                                                      --------  --------
Logs and chips                                        $   243   $   197
Lumber, plywood and panels                                439       297
Pulp and paper                                            182       161
Containerboard, paperboard and packaging                  179       160
Other products                                            207       207
Materials and supplies                                    314       307
                                                      --------  --------
                                                      $ 1,564   $ 1,329
                                                      ========  ========

Note 7:  Property and Equipment

                                                        March     Dec.
                                                         26,       26,
Dollar amounts in millions                              2000      1999
                                                      --------  --------
Property and equipment, at cost:
  Land                                                $   224   $   219
  Buildings and improvements                            2,141     1,933
  Machinery and equipment                              11,403    10,499
  Rail and truck roads                                    697       577
  Other                                                   161       149
                                                      --------  --------
                                                       14,626    13,377

Less allowance for depreciation and amortization        6,383     5,817
                                                      --------  --------
                                                      $ 8,243   $ 7,560
                                                      ========  ========

Note 8:  Accrued Liabilities

                                                        March     Dec.
                                                         26,      26,
Dollar amounts in millions                              2000      1999
                                                      --------  --------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                         $   359   $   413
Taxes - Social Security and real and personal
  property                                                 63        48
Product warranties                                         82        83
Interest                                                  104       105
Income taxes                                               60        58
Other                                                     453       386
                                                      --------  --------
                                                      $ 1,121   $ 1,093
                                                      ========  ========

Note 9:  Short-Term Debt

Lines of Credit

The company had short-term bank credit lines of $865 million and $515 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at March 26, 2000, and December 26, 1999, respectively. No portions of these lines have been availed of by the company or WRECO at March 26, 2000, or December 26, 1999. None of the entities referred to above is a guarantor of the borrowing of the other.
In addition, the company's wholly owned Canadian subsidiary has short-term bank credit lines that provide for the borrowings of up to $710 million and $745 million at March 26, 2000, and December 26, 1999, respectively. No portions of these lines have been availed of by the company's subsidiary.

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

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $400 million at March 26, 2000, and December 26, 1999.

No portion of these lines has been availed of by the company or WRECO at March 26, 2000, and December 26, 1999, except as noted.

The company's compensating balance agreements were not significant.

Note 11:  Shareholders' Interest

Common Shares

A reconciliation of common share activity for the periods ending
March 26, 2000, and December 26, 1999, is as follows:

                                                        March     Dec.
                                                         26,      26,
In thousands                                            2000      1999
                                                      --------  --------
Balance at beginning of year                          230,798   206,073
New issuance                                               13    20,157
Retraction of exchangeable shares                       1,854     4,568
                                                      --------  --------
Balance at end of period                              232,665   230,798
                                                      ========  ========
In treasury:
  Balance at beginning of year                          4,758     7,064
  Purchase of treasury common shares                    4,128        --
  Stock options exercised                                (184)   (2,306)
                                                      --------  --------
  Balance at end of period                              8,702     4,758
                                                      ========  ========

Exchangeable Shares

Exchangeable Shares issued by Weyerhaeuser Company Ltd., a wholly owned Canadian subsidiary of the company, are, as nearly as practicable, the economic equivalent of the company's common shares; i.e., they have the following rights:

 . The right to exchange such shares for Weyerhaeuser common shares on a one-to-one basis.

 . The right to receive dividends, on a per-share basis, in amounts that are the same as, and are payable at the same time as, dividends declared on Weyerhaeuser common shares.

 . The right to vote at all shareholder meetings at which Weyerhaeuser shareholders are entitled to vote on the basis of one vote per Exchangeable Share.

 . The right to participate upon a Weyerhaeuser liquidation event on a pro-rata basis with the holders of Weyerhaeuser common shares in the distribution of assets of Weyerhaeuser.

Weyerhaeuser Company
-16-

A reconciliation of Exchangeable Share activity for the periods ending March 26, 2000, and December 26, 1999, is as follows:

                                                        March     Dec.
                                                         26,      26,
In thousands                                            2000      1999
                                                      --------  --------
Balance at beginning of year                            8,810        --
New issuance                                              193    13,373
Debentures converted to exchangeable shares                --         5
Retraction                                             (1,854)   (4,568)
                                                      --------  --------
Balance at end of period                                7,149     8,810
                                                      ========  ========

Cumulative Other Comprehensive (Expense)

The company's cumulative other comprehensive (expense) includes:

                                                        March     Dec.
                                                         26,      26,
Dollar amounts in millions                              2000      1999
                                                      --------  --------
Foreign currency translation adjustments              $  (108)  $  (159)
Minimum pension liability adjustment                       (8)       (8)
                                                      --------  --------
                                                      $  (116)  $  (167)
                                                      ========  ========

Note 12:  Charges for Integration and Closure of Facilities

In the 2000 first quarter, the company incurred $13 million of pretax charges related to the MacMillan Bloedel acquisition. These expenditures included a $7.3 million accrual for the closure of a Weyerhaeuser containerboard packaging plant and $5.7 million of costs incurred for the transition and integration of activities.

During the 1999 first quarter, the company recorded a pretax charge of $91 million for the impairment of long-lived assets to be disposed of. This charge was related to the company's decision to sell its composite products business and ply-veneer facility and close a chip export facility. These facilities, with a net book value of $160 million, are located in Springfield, Oregon; Moncure, North Carolina; Adel, Georgia; and Coos Bay, Oregon. The composite products business and ply-veneer facility were sold in the second quarter of 1999. The export chip facility was closed in the fourth quarter of 1999.

Also in the 1999 first quarter, the company incurred $3 million related to the disposition of impaired assets.

Note 13:  Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, were $566 million in 1999, and are expected to be approximately
$800 million in 2000; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Note 14:  Acquisitions

MacMillan Bloedel Limited

On November 1, 1999, the company completed its acquisition of MacMillan Bloedel Limited (MB) following the approval of the transaction by the shareholders of MB and securing all regulatory approvals in the United States, Canada and other jurisdictions. The total purchase price updated through March 26, 2000, including assumed debt of $703 million, totaled $3,021 million. Through March 26, 2000, the company issued 20 million common shares, and its wholly owned Canadian subsidiary, Weyerhaeuser Company Ltd., issued 14 million Exchangeable Shares to fund the

Weyerhaeuser Company
-17-

transaction. At the option of the holder, the Exchangeable Shares may be exchanged for Weyerhaeuser common shares on a one-for-one basis. In addition, the company issued replacement options in exchange for outstanding MB options with the number of shares and the exercise price appropriately adjusted by the exchange ratio.

With the exception of $247 million of cash and short-term investments acquired, this transaction was a noncash investing activity in which the company acquired assets and assumed liabilities in exchange for common and exchangeable shares as described above.

The company accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired company were included in the Consolidated Balance Sheet and the operating results were included in the Consolidated Statement of Earnings beginning November 1, 1999.

The purchase price to MB shareholders of $2,318 million was calculated as follows:

Weyerhaeuser common and exchangeable shares issued through
  March 26, 2000                                                  33,736, 436
Multiplied by the average market price (U.S.)                   $      67.953
                                                                --------------
Value of common and exchangeable shares issued                  $       2,293
Value of replacement options issued for MB stock options                   25
                                                                --------------
     Total purchase price                                       $       2,318
                                                                ==============

The purchase price to MB shareholders, plus estimated direct transaction costs and expenses, additional accrued liabilities and the deferred tax effect of applying purchase accounting at November 1, 1999, over the historical net assets of MB, was calculated as follows:

Dollar amounts in millions

Purchase price to MB shareholders                               $       2,318
Direct transaction costs and expenses                                      18
Additional accrued liabilities                                             87
Deferred tax effect of applying purchase accounting                       379
Less:  historical net assets                                             (952)
                                                                --------------
     Total excess costs                                         $       1,850
                                                                ==============

The above calculation of excess purchase price is preliminary. The company will finalize this allocation by November 1, 2000. As of March 26, 2000, the excess purchase price was allocated as follows:

Dollar amounts in millions

Plant, property and equipment, timber and timberlands,
  and investment in equity affiliates                           $       1,030
Goodwill                                                                  820
                                                                --------------
     Total excess costs                                         $       1,850
                                                                ==============

Property, plant and equipment are being depreciated over an average of 20 years. The cost of timber and timberlands is charged to expense as the related timber is harvested, estimated to be 25 to 40 years. Goodwill is being amortized on a straight-line basis over 40 years.

The following summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of fiscal year 1999, is as follows:

Pro Forma Information (unaudited)
                                                        Thirteen weeks ended
Dollar amounts in millions                                 March 28, 1999
                                                        --------------------
Net sales and revenues                                  $       3,278
Net earnings before the cumulative effect of a
  change in an accounting principle                                52
Net earnings (loss)                                               (40)
Earnings (loss) per share:
  Basic and diluted                                              (.17)

Weyerhaeuser Company
-18-

TJ International

On January 6, 2000, the company acquired a controlling interest in TJ International (TJI), a 51 percent owner and managing partner of Trus Joist MacMillan (TJM), through a successful tender offer that represented more than 90 percent of the total number of outstanding shares. The company had acquired a 49 percent interest in TJM through its acquisition of MacMillan Bloedel, completed in November 1999. On January 21, 2000, the company completed the acquisition through the filing of a short-term merger document. This acquisition was completed under the terms of an offer by the company to purchase all outstanding shares of TJ International for $42 per share and stock option cash-outs of certain TJI management personnel. The total purchase price, including assumed debt of $142 million, was $877 million.

The company accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired company were included in the Consolidated Balance Sheet and the operating results were included in the Consolidated Statement of Earnings beginning January 6, 2000.

The purchase price, plus estimated direct transaction costs and expenses, and the deferred tax effect of applying purchase accounting at January 6, 2000, was calculated as follows:

Dollar amounts in millions

Purchase price of tender offer and stock option cash-out        $   735
Direct transaction costs and expenses                                49
Deferred tax effect of applying purchase accounting                 116
Less:  historical net assets                                       (242)
                                                                --------
  Total excess costs                                            $   658
                                                                ========

The above calculation of excess purchase price is preliminary. The company will finalize this allocation by January 6, 2001. As of March 26, 2000, the excess purchase price was allocated as follows:

Dollar amounts in millions

Property, plant and equipment                                   $   288
Goodwill                                                            370
                                                                --------
  Total excess costs                                            $   658
                                                                ========

Property, plant and equipment are being depreciated over an average of 20 years. Goodwill is being amortized on a straight-line basis over 40 years.

Note 15:  Business Segments

The company is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products. The company's principal business segments are timberlands (including logs, chips and timber); wood products (including softwood lumber, plywood and veneer; composite panels; oriented strand board; hardwood lumber; treated products; engineered wood; doors; raw materials; and building materials distribution); pulp, paper and packaging (including pulp, paper, containerboard, packaging, paperboard and recycling); and real estate and related assets.

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

Weyerhaeuser Company
-19-

An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                                      Thirteen weeks ended
                                                      --------------------
                                                        March     March
                                                          26,       28,
                                                         2000      1999
                                                      --------  --------
Sales to and revenues from unaffiliated customers:
  Timberlands                                         $   280   $   153
  Wood products                                         1,832     1,116
  Pulp, paper and packaging                             1,476     1,082
  Real estate and related assets                          278       276
  Corporate and other                                      45        38
                                                      --------  --------
                                                        3,911     2,665
                                                      --------  --------
Intersegment sales:
  Timberlands                                             119       125
  Wood products                                            74        48
  Pulp, paper and packaging                                44        32
  Corporate and other                                       3         2
                                                      --------  --------
                                                          240       207
                                                      --------  --------

Total sales and revenues                                4,151     2,872
Intersegment eliminations                                (240)     (207)
                                                      --------  --------
                                                      $ 3,911   $ 2,665
                                                      ========  ========

Approximate contribution (charge) to earnings (1):
  Timberlands                                         $   167   $   119
  Wood products                                           137       (13)
  Pulp, paper and packaging                               186        41
  Real estate and related assets (1)                       47        46
  Corporate and other                                     (63)      (62)
                                                      --------  --------
                                                          474       131

Interest expense                                          (91)      (68)
Less capitalized interest                                   4         2
                                                      --------  --------
Earnings before income taxes and the cumulative
  effect of a change in an accounting principle           387        65
Income taxes                                             (143)      (24)
                                                      --------  --------
Earnings before the cumulative effect of a change in
  an accounting principle                                 244        41
Cumulative effect of a change in an accounting
  principle                                                --       (89)
                                                      --------  --------
                                                      $   244   $   (48)
                                                      ========  ========

There were no material changes from year-end 1999 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $4 million and $5 million in the thirteen weeks ended March 26, 2000, and March 28, 1999, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

Weyerhaeuser Company
-20-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

Consolidated Results

The company reported profit of $244 million, or $1.04 basic and diluted earnings per share, compared to a net loss of $48 million, or 24 cents basic and diluted loss per share in the same quarter last year. The 1999 first quarter results were impacted by two material nonrecurring charges:

 . An after-tax charge of $89 million, or 45 cents per common share, from the cumulative effect of a change in an accounting policy which required the company to write off the unamortized balance of capitalized start-up costs at year-end 1998. This charge included $9 million for the company's interest in the write-off of unamortized start-up costs in three of its 50 percent-owned equity affiliates.

 . An after-tax charge of $60 million, or 30 cents per common share, associated with the recognition of impairment of long-lived assets in four of the company's composite products facilities, a ply-veneer facility and a chip export dock. The composite products and ply-veneer facilities were sold in the second quarter of 1999 while the chip export dock was closed in the fourth quarter of 1999.

Earnings for the first quarter of 1999 before these charges were $101 million, or 51 cents per share.

Consolidated net sales and revenues were $3.9 billion in the quarter, up 47 percent from $2.7 billion for the same period last year. This increase results from the additions of MacMillan Bloedel and Trus Joist, plus price improvements in most of the company's major markets.

Timberlands

First quarter operating earnings were $167 million, an increase of 40 percent from the $119 million earned in 1999. Sales to unaffiliated customers were $280 million compared to $153 million a year ago. Intersegment sales were $119 million for the quarter, down from $125 million reported a year ago. Volumes in both the domestic and foreign log markets were higher due to increased demand and the addition of MacMillan Bloedel timberlands. Domestic prices and volumes increased over last year's first quarter levels, but prices remained comparable to the 1999 fourth quarter. Export prices, while higher in comparison to the same period a year ago, experienced a slight decline at the end of the quarter. Log production for this segment was 183 million cubic feet in the quarter compared to 129 million cubic feet in the 1999 first quarter. Raw material sales for this segment were 145 million cubic feet, up from last year's volume of 68 million cubic feet.

Wood Products

Operating earnings increased to $137 million, a 69 percent increase, compared to $81 million, before a $94 million charge for impairment of long-lived assets ($91 million) and related closure costs ($3 million), reported in the same period last year. Including the charge, the segment had a loss of $13 million for the 1999 first quarter. Sales were $1.8 billion, up
64 percent from the 1999 first quarter. The strong earnings are the result of demand for lumber and panel products due to the continued strength of the U.S. construction and remodel markets and improvement in export markets during the quarter, along with the addition of MacMillan Bloedel and Trus Joist operations. Lumber volumes and prices were up compared to the same period last year along with stronger prices for oriented strand board.

Weyerhaeuser Company
-21-

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 26, 2000, and March 28, 1999, are as follows:

                                     Third Party Sales    Total Production
                                     ------------------  -----------------
                                        Thirteen weeks      Thirteen weeks
                                            ended               ended
                                     ------------------  -----------------
                                       March     March     March     March
                                         26,       28,       26,       28,
Products (in millions)                  2000      1999      2000      1999
------------------------------------ --------  --------  --------  --------
  Softwood lumber-board feet           1,528     1,220     1,378     1,019
  Softwood plywood and
   veneer-square feet (3/8")             468       415       359       251
  Composite panels-square feet (3/4")    122       152        40       134
  Oriented strand board-square
   feet (3/8")                           727       679       781       573
  Hardwood lumber-board feet              97        99        95        91
  Hardwood doors (thousands)             165       180       170       178
  Raw materials-cubic feet                95        68        --        --
  Logs-cubic feet                         --        --       184       154

Pulp, Paper and Packaging

The segment reported operating earnings of $186 million, up significantly from the 1999 first quarter results of $41 million, and 43 percent higher than the fourth quarter 1999 results. Sales for the quarter were $1.5 billion, an increase of 36 percent compared to sales of $1.1 billion reported for the same period last year. Higher prices for all of the company's major product lines, along with improved volumes for corrugated boxes, contributed to the segment's strong performance. The 2000 first quarter results also reflect the addition of MacMillan Bloedel containerboard and packaging operations.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 26, 2000, and March
28, 1999, are as follows:

                                     Third Party Sales    Total Production
                                     ------------------  -----------------
                                        Thirteen weeks      Thirteen weeks
                                            ended               ended
                                     ------------------  -----------------
                                       March     March     March     March
                                         26,       28,       26,       28,
Products (in thousands)                 2000      1999      2000      1999
------------------------------------ --------  --------  --------  --------
  Pulp-air-dry metric tons               541       583       587      579
  Paper-tons                             387       371       395      403
  Paperboard-tons                         62        61        57       61
  Containerboard-tons                    294       115       942      597
  Packaging-MSF                       13,359    11,110    14,117   11,725
  Recycling-tons                         760       671     1,112    1,027

Real Estate and Related Assets

First quarter operating earnings were $47 million compared to $46 million in 1999. Sales and revenues were $278 million, comparable to the $276 million reported for the prior year. Continued strength of the housing markets in which the company operates contributed to the strong performance.

Costs and Expenses

Excluding the noncash charges of $13 million for integration and closure of facilities, total costs and expenses for the quarter were $3.2 billion in comparison to the $2.2 billion, after total noncash charges of $111 million, incurred last year. The 46 percent increase is in direct proportion with the company's improved sales performance this quarter.
Weyerhaeuser's costs of products sold, as a percentage of sales, was 74 percent for the current quarter compared to 77 percent in the 1999 first quarter. Cost reduction efforts, primarily in support services, and acquisition synergies of $22 million contributed to the lower percentage as compared to the 1999 first quarter.

Other income (expense) is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year.
There were no significant individual items in the first quarters of either 2000 or 1999.

Weyerhaeuser Company
-22-

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

Operations

Consolidated net cash provided by operations in the first quarter was $5 million. Net cash from operations, before net changes in working capital, of $410 million was offset by an increased use of funds for working capital. Cash was provided by net income of $244 million and $201 million from depreciation, amortization, fee stumpage and goodwill amortization.
These were offset in part by noncash credits of $36 million for pension and other postretirement benefits and $24 million from equity on income of affiliates and unconsolidated entities.

Working capital cash requirements for Weyerhaeuser, net of the effects of the acquisition of TJ International, included increases of $79 million in accounts receivable and $151 million in inventories along with a decrease of $171 million in accounts payable and accrued liabilities. The increase in receivables reflects the seasonal increase in sales in late first quarter versus late fourth quarter of 1999. The inventory increase was across all product lines with the inventory turnover rate dropping from 10.9 turns in the 1999 first quarter to 10.3 turns in the current quarter. Real estate and related assets cash outflows included
$40 million for the acquisition and development of land and residential lots for construction.

Earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

 . $184 million for the timberlands segment for the current quarter compared to $131 million in 1999. Operating earnings for this segment were $48 million higher than last year.

 . $203 million for the wood products segment in 2000 first quarter compared to $124 million in the same period last year. The 1999 first quarter includes a noncash charge of $91 million for impairment of long-lived assets. Operating earnings increased $56 million in comparison to the 1999 first quarter prior to the noncash charges.

 . $291 million for the pulp, paper and packaging segment in the current quarter compared to $133 million in 1999. Operating earnings increased
  $145 million from last year.

Investing

Capital expenditures for the quarter were $152 million. The capital spending by segment was $26 million for timberlands, $59 million for wood products, $53 million for pulp, paper and packaging and $14 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $800 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

During the quarter, the company completed its tender offer for the stock of TJ International. Cash of $594 million, net of cash acquired, was used to complete the transaction. The cash needed to meet capital and other needs during the quarter was generated principally from the redemption of short-term securities held at year-end.

Weyerhaeuser Company
-23-

Financing

During the first quarter, Weyerhaeuser decreased its interest bearing debt by $614 million. This was primarily from commercial paper borrowings of $206 million offset in part by debt payments of $825 million. The real estate and related assets segment increased third party debt by $23 million through commercial paper borrowings to finance real estate purchases.

The company's debt to total capital ratio was 33 percent at the end of the quarter. This is comparable to the 36 percent ratio at the end of 1999.

During the first quarter, the company paid $91 million in cash dividends.
The company expended $211 million to purchase 4.1 million shares of its common stock as part of the 12 million share repurchase plan announced in February 2000. The company expects to complete the repurchase plan within one year.

Environmental Matters

Over the past several years, the National Marine Fisheries Service (NMFS) has listed as threatened or endangered under the Endangered Species Act
(ESA) various species of salmon and sea-going trout that spawn in the Pacific Northwest (Washington, Oregon, Idaho and northern California) and some additional populations have been proposed to be listed. The U.S. Fish and Wildlife Service also has listed a number of species as threatened or endangered under the ESA, including the northern spotted owl, marbled murrelet, bull trout and lynx.

The ESA automatically prohibits the "take" of species listed as endangered and gives NMFS authority to prohibit the "take" of species it lists as threatened. NMFS proposed rules to prohibit "take" of the species it has listed as threatened, except "incidental take" that may result from activities regulated under state or local programs approved by NMFS. State agencies and local governments are reviewing their environmental regulations regarding forestry and other land use activities and are considering adoption of stronger regulations to help protect habitat for such species and obtain such approvals from NMFS. Requirements to protect habitat for threatened and endangered species have resulted in restrictions in timber harvests on nonfederal timberlands, including some timberlands of the company.

For example, during the second quarter of 1999, the Washington State
Legislature amended that state's Forest Practices Act to implement a salmon recovery agreement negotiated among state and federal agencies, Indian tribes and forest landowner organizations and in the first quarter of 2000 the Washington Forest Practices Board adopted interim rules to implement that agreement. These rules require additional timber to be left unharvested in riparian zones along streams and impose added road construction and maintenance costs, partially offset by reductions in state timber harvest taxes. The company expects the new rules to require some reductions in timber harvest from its lands and other private and public lands in Washington, but does not expect these reductions to significantly impair its ability to operate its facilities or supply products to its customers. In the future, requirements to protect habitat could result in restrictions on timber harvest and other forest management practices on some of the company's timberlands, could increase operating costs, and could affect timber supply and prices in some regions. The company does not believe that such restrictions will have a significant effect on the company's total harvest of timber in 2000 or 2001, although they may have such an effect in the future.

The company has established reserves for remediation costs on all of the approximately 115 active sites across our operations as of the end of March
2000 in the aggregate amount of $51 million, up from $46 million at the end of 1999. This increase reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company has accrued remediation costs into this reserve as follows: $7 million and $4 million in the first three months of 2000 and 1999, respectively. The company incurred remediation costs of $2 million in both 2000 and 1999, respectively, and charged these costs against the reserve.

Legal Proceedings

The company is a defendant in hardboard siding cases that can be divided into two types:

 . Purported class actions. Of the nine class action cases that have been filed against the company since November 1996:
  - Four have been resolved without a class being certified. In one of those cases, the plaintiffs have filed an appeal of a summary judgment in favor of the company.
  - Four statewide cases are pending in Iowa, Oregon, South Carolina and Texas.
  -  A class of plaintiffs has been certified in one case in California.

Weyerhaeuser Company
-24-

 . Primarily multi-family and residential development cases:
  - Two cases have gone to trial. One resulted in a jury verdict in favor of the company, and the other in a judgment for the plaintiffs of approximately $3.5 million, representing a jury verdict that the company was responsible for 20 percent of the plaintiff's losses and 80 percent were caused by construction defects attributable to the general contractor and certain subcontractors. The company has appealed this decision and has established a reserve in the amount of the judgment.
  - Twenty-four cases of this type are pending. No pattern was developed that would allow the company to establish a reserve beyond what the company has already established for the existing jury verdict.

The company also has hardboard siding product claims that have not been, nor are they anticipated to be, significant in relation to the company's results of operations.

Acquisition of TJ International

On January 6, 2000, the company acquired a controlling interest in TJ
International, a 51 percent owner and managing partner of Trus Joist
MacMillan (TJM) through a successful tender offer that represented more than 90 percent of the total number of outstanding shares. On January 21, 2000, the company completed the acquisition through the filing of a short-term merger document. See Note 14: Acquisitions in Notes to Financial
Statements.

Subsequent Event

On March 31, 2000, the company completed the acquisition of two sawmills, with a combined capacity of 171 million board feet of lumber, and related assets, including a 70 percent stake in Pine Solutions, Australia's largest softwood distributor, from CSR Ltd. Of Australia for approximately
$55 million in cash.

Other

 . In October 1999, the company announced a new initiative to streamline and improve delivery of internal support services that is expected to result in $150 million to $200 million in annual savings. The company began implementation of these plans during the first quarter of 2000, a process that may take up to three years to complete. Because implementation plans are still under review, the specific number of employees affected, exact timing of the implementation and associated costs have not been finalized.

 . On March 21, 2000, the company announced that it could not agree on terms regarding the potential sale of the door business in Marshfield, Wisconsin, to Sanders, Karp and Megrue.

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

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activity, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company does not hold or issue derivative financial instruments for trading. They are used to manage well-defined interest rate and foreign exchange risks.
These include:

 . Foreign exchange contracts, which are hedges for foreign denominated accounts receivable and accounts payable. These contracts generate gains or losses that are recognized at the contracts' respective settlement dates. At March 26, 2000, the net open position of foreign exchange hedges in Canadian dollars, Australian dollars, German DMs and Japanese yen was $65 million.

Weyerhaeuser Company
-25-

 . The company's derivative instruments, which are matched directly against outstanding borrowings, are "pay fixed, receive variable" interest rate swaps with highly rated counterparties in which the interest payments are calculated on a notional amount. The notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives.

At March 26, 2000, the company had one interest rate swap with a maturity date of November 6, 2001, and a notional amount of $75 million with a fixed interest rate of 6.85 percent. The variable rate at March 26, 2000, based on the 30-day LIBOR, was 6.13 percent, with the fair value of the swap being a loss of $1.1 million. The amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty.
In each case, the amount of such obligation is the net amount so determined.

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

In June 1998, a lawsuit was filed against the company in Superior Court, San Francisco County, California, on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. In December
1998, the complaint was amended narrowing the purported class to individuals and entities in the state of California. In February 1999, the court entered an order certifying the class. The company has been unable thus far to obtain a reversal of the certification. In September 1998, a lawsuit purporting to be a class action involving hardboard siding was filed against the company in Superior Court, King County, Washington. The complaint was amended, in January 1999, to allege a class consisting of individuals and entities that own homes or other structures in the United
States on which exterior hardboard siding manufactured by the company at its former Klamath Falls, Oregon, facility has been installed since January
1981. The amended complaint alleges the company manufactured defective hardboard siding, engaged in unfair trade practices and failed to disclose to customers the alleged defective nature of its hardboard siding. The amended complaint seeks compensatory damages, punitive or treble damages, restitution, attorney fees, costs of the suit and such other relief as may be appropriate. In July 1999, the company's motion for summary judgment was granted in this case. The plaintiffs filed a petition for reconsideration, which was denied in January 2000. The plaintiffs have appealed this decision. A lawsuit was filed against the company in District Court, Johnson County, Texas, in June 1999. The case purports to be a class action on behalf of persons who own structures in the state of Texas with exterior hardboard siding manufactured by the company. The complaint alleges defective design, misrepresentation, negligence, breach of express warranty and fraudulent concealment. The complaint seeks unspecified compensatory damages. In July 1999, a lawsuit was filed against the company in the Court of Common Pleas, Beaufort County, South
Carolina. The suit purports to be filed on behalf of all owners of residential structures or other buildings with hardboard siding manufactured by the company. The complaint alleges breach of express and implied warranties, defective design and manufacture, fraud and violation of South Carolina's unfair trade practices act. The plaintiffs seek compensatory damages, treble damages and attorneys' fees. The company is a defendant in two other cases, one in Iowa and the other in Oregon, that purport to be statewide class actions with similar allegations. The company is a defendant in approximately 24 other hardboard siding cases primarily involving multi-family structures and residential developments.

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


Weyerhaeuser Company
-27-

Part II

Item 1.  Legal Proceedings - Continued

In May 1999, the Equity Committee ("the Committee") in the Paragon Trade
Brands, Inc. bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor's estate. Specifically, the Committee seeks to assert that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon's public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27  Financial Data Schedules

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 24 and April 20, 2000, reporting information under Item 5, Other Events.


The  registrant filed a Form 8-K on January 10, 2000, which amended a Form
8-K dated November 9, 1999, reporting information under Item 2,
Acquisition or Disposition of Assets, and Item 7, Financial Statements and
Exhibits.



