Form 10-Q/A
period 2000-03-26
WEYERHAEUSER CO
filed 2000-05-09
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                                FORM 10-Q/A


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

Weyerhaeuser Company
-2-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                        Index to Form 10-Q/A Filing
                For the thirteen weeks ended March 26, 2000


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


May 9, 2000

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

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-





                                                       March       Dec.
                                                         26,        26,
                                                        2000       1999
                                                     ---------  ---------
                                                    (Unaudited)

Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
  Current liabilities:
     Notes payable and commercial paper              $    340   $     54
     Current maturities of long-term debt                 101        855
     Accounts payable (Note 1)                            911        961
     Accrued liabilities (Note 8)                       1,121      1,093
                                                     ---------  ---------
       Total current liabilities                        2,473      2,963

  Long-term debt (Note 10)                              4,039      3,945
  Deferred income taxes (Note 5)                        2,154      1,985
  Deferred pension, other postretirement benefits
     and other liabilities                                676        773
  Commitments and contingencies (Note 13)
                                                     ---------  ---------
                                                        9,342      9,666
                                                     ---------  ---------

Real estate and related assets
  Notes payable and commercial paper                      749        676
  Long-term debt (Note 10)                                429        479
  Other liabilities                                       339        345
  Commitments and contingencies (Note 13)
                                                     ---------  ---------
                                                        1,517      1,500
                                                     ---------  ---------

       Total liabilities                               10,859     11,166
                                                     ---------  ---------

Shareholders' interest (Note 11)
  Common shares:  authorized 400,000,000 shares,
     issued:  232,665,265 and 230,797,536,
     $1.25 par value                                      291        288
  Exchangeable shares; no par value; unlimited
     shares authorized; issued and held by
     nonaffiliates:  7,149,312 and 8,809,994              486        598
  Other capital                                         2,210      2,086
  Retained earnings                                     4,731      4,578
  Cumulative other comprehensive (expense)               (213)      (167)
  Treasury common shares, at cost:  8,702,101
     and 4,758,348                                       (413)      (210)
                                                     ---------  ---------
       Total shareholders' interest                     7,092      7,173
                                                     ---------  ---------
       Total liabilities and shareholders' interest  $ 17,951   $ 18,339
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

                                                              Consolidated
                                                           ------------------
                                                            March     March
                                                              26,       28,
                                                             2000      1999
                                                           --------  --------
Cash provided by (used for) operations:
 Net earnings (loss)                                       $   244   $   (48)
 Noncash charges (credits) to income:
   Depreciation, amortization and fee stumpage                 201       156
   Deferred income taxes, net                                   35        16
   Pension and other postretirement benefits                   (36)      (17)
   Equity in (income) of affiliates and
     unconsolidated entities                                   (24)       (9)
   Effect of a change in an accounting principle - net
     of taxes (Note 1)                                          --        89
   Charges for integration and closure of
     facilities (Note 12)                                       13        91
 Decrease (increase) in working capital:
   Receivables                                                 (66)     (104)
   Inventories, real estate and land                          (191)     (143)
   Prepaid expenses                                             26        (1)
   Mortgage-related financial instruments                        2         7
   Accounts payable and accrued liabilities                   (176)      (21)
 Other                                                         (23)      (10)
                                                           --------  --------
Net cash provided by (used for) operations                       5         6
                                                           --------  --------

Cash provided by (used for) investing activities:
 Property and equipment                                       (135)      (90)
 Timber and timberlands                                        (17)      (16)
 Acquisition of a business - net of cash
   acquired (Note 14)                                         (594)       --
 Investments in and advances to equity affiliates                5         5
 Proceeds from sale of:
   Property and equipment                                       --         4
   Mortgage-related financial instruments                        1         6
 Intercompany advances                                          --        --
 Other                                                          34        --
                                                           --------  --------
Net cash provided by (used for) investing activities          (706)      (91)
                                                           --------  --------

Cash provided by (used for) financing activities:
 Issuances of debt                                               5        22
 Notes and commercial paper borrowings, net                    376       168
 Cash dividends                                                (91)      (79)
 Payments on debt                                             (875)      (39)
 Purchase of treasury common shares                           (211)       --
 Exercise of stock options                                       8        23
 Other                                                         (58)       (8)
                                                           --------  --------
Net cash provided by (used for) financing activities          (846)       87
                                                           --------  --------

Net increase (decrease) in cash and
 short-term investments                                     (1,547)        2
Cash and short-term investments at beginning of year         1,643        35
                                                           --------  --------
Cash and short-term investments at end of period           $    96   $    37
                                                           ========  ========
Cash paid (received) during the period for:
Interest, net of amount capitalized                        $    93   $   107
                                                           ========  ========
Income taxes                                               $    68   $    (6)
                                                           ========  ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-




                          Real Estate and
    Weyerhaeuser           Related Assets
-------------------    ---------------------
   March     March        March      March
     26,       28,          26,        28,
    2000      1999         2000       1999
 --------  --------    ---------  ---------

 $   215   $   (77)    $     29   $     29

     200       155            1          1
      34        12            1          4
     (35)      (17)          (1)        --

     (10)       (2)         (14)        (7)

      --        89           --         --

      13        91           --         --

     (79)     (105)          13          1
    (151)      (96)         (40)       (47)
      26        (1)          --         --
      --        --            2          7
    (171)      (37)          (5)        16
     (18)        5           (5)       (15)
 --------  --------    ---------  ---------
      24        17          (19)       (11)
 --------  --------    ---------  ---------


    (126)      (90)          (9)        --
     (17)      (16)          --         --

    (594)       --           --         --
       2        --            3          5

      --         4           --         --
      --        --            1          6
      (3)      (24)           3         24
      35        --           (1)        --
 --------  --------    ---------  ---------
    (703)     (126)          (3)        35
 --------  --------    ---------  ---------


       5        22           --         --
     303       189           73        (21)
     (91)      (79)          --         --
    (825)      (35)         (50)        (4)
    (211)       --           --         --
       8        23           --         --
     (58)       (8)          --         --
 --------  --------    ---------  ---------
    (869)      112           23        (25)
 --------  --------    ---------  ---------


  (1,548)        3            1         (1)
   1,640        28            3          7
 --------  --------    ---------  ---------
 $    92   $    31    $       4   $      6
 ========  ========   ==========  =========

 $    88   $   102    $       5   $      5
 ========  ========   ==========  =========
 $    68   $    (6)   $      --   $     --
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

Note 3:  Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:


                                                        Thirteen weeks
                                                            ended
                                                       ----------------
                                                        March    March
                                                          26,      28,
Dollar amounts in millions                               2000     1999
                                                       -------  -------
Net earnings (loss)                                    $  244   $  (48)
Other comprehensive income (expense):
  Foreign currency translation adjustments                (37)      39
  Income tax (expense) on foreign currency
     translation adjustments                               (9)      (6)
                                                       -------  -------
                                                       $  198   $  (15)
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
                                                      ========  ========

Cumulative Other Comprehensive (Expense)

The company's cumulative other comprehensive (expense) includes:

                                                        March     Dec.
                                                          26,      26,
Dollar amounts in millions                               2000     1999
                                                      --------  --------
Foreign currency translation adjustments              $  (205)  $  (159)
Minimum pension liability adjustment                       (8)       (8)
                                                      --------  --------
                                                      $  (213)  $  (167)
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

Weyerhaeuser Company
-23-

Financing

During the first quarter, Weyerhaeuser decreased its interest bearing debt by $517 million. This was primarily from commercial paper borrowings of $303 million offset in part by debt payments of $825 million. The real estate and related assets segment increased third party debt by $23 million through commercial paper borrowings to finance real estate purchases.

The company's debt to total capital ratio was 34 percent at the end of the quarter. This is comparable to the 36 percent ratio at the end of 1999.

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




