Form 10-Q
period 2000-06-25
WEYERHAEUSER CO
filed 2000-08-04
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                                 FORM 10-Q


                              QUARTERLY REPORT PURSUANT TO
             X                SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                              For the twenty-six weeks ended June 25, 2000, or

                              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                              15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

                              For the transition period from _______ to
                              _______

                       Commission File Number 1-4825

                           WEYERHAEUSER COMPANY
     A Washington Corporation         (IRS Employer Identification
                                            No. 91-0470860)

                      Federal Way, Washington  98063
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

The number of shares outstanding of the registrant's class of common stock, as of July 28, 2000, was 213,711,552 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                         Index to Form 10-Q Filing
               For the twenty-six weeks ended June 25, 2000

                                                                Page No.
                                                                --------
Part I.   Financial Information

Item 1.   Financial Statements
          Consolidated Statement of Earnings                       3
          Consolidated Balance Sheet                              4-5
          Consolidated Statement of Cash Flows                    6-7
          Notes to Financial Statements                           8-20

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          21-26

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                             26

Part II.  Other Information

Item 1.   Legal Proceedings                                      27-28

Item 2.   Changes in Securities                           (not applicable)

Item 3.   Defaults upon Senior Securities                 (not applicable)

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                 28

Item 5.   Other Information                               (not applicable)

Item 6.   Exhibits and Reports on Form 8-K                        29


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 1999. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ending June 25, 2000, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY


                                   By   /s/ K. J. Stancato
                                        -------------------------------
                                        K. J. Stancato
                                        Duly Authorized Officer and
                                        Principal Accounting Officer

August 4, 2000

Weyerhaeuser Company
-3-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                           CONSOLIDATED EARNINGS
          For the periods ended June 25, 2000, and June 27, 1999
      (Dollar amounts in millions except as noted and per share data)
                                (Unaudited)

                                             Thirteen        Twenty-six
                                           weeks ended       weeks ended
                                        ----------------  ----------------
                                          June     June     June     June
                                           25,      27,      25,      27,
                                          2000     1999     2000     1999
                                        -------  -------  -------  -------
Net sales and revenues:
 Weyerhaeuser                           $3,863   $2,730   $7,496   $5,119
 Real estate and related assets            324      314      602      590
                                        -------  -------  -------  -------
Total net sales and revenues             4,187    3,044    8,098    5,709
                                        -------  -------  -------  -------
Costs and expenses:
 Weyerhaeuser:
  Costs of products sold                 2,904    2,059    5,597    3,894
  Depreciation, amortization and fee
   stumpage                                199      153      399      308
  Selling, general and administrative
   expenses                                261      194      520      358
  Research and development expenses         15       13       27       26
  Taxes other than payroll and income
   taxes                                    35       33       72       65
  Charges for integration and closure
   of facilities (Note 13)                  15       --       28       94
  Charge for settlement of hardboard
   siding claims (Note 14)                 130       --      130       --
  Charge for Year 2000 remediation          --       10       --       27
                                        -------  -------  -------  -------
                                         3,559    2,462    6,773    4,772
                                        -------  -------  -------  -------
 Real estate and related assets:
  Costs and operating expenses             266      258      495      478
  Depreciation and amortization              2        1        3        2
  Selling, general and administrative
   expenses                                 12       13       25       28
  Taxes other than payroll and income
   taxes                                     2        2        4        4
                                        -------  -------  -------  -------
                                           282      274      527      512
                                        -------  -------  -------  -------
Total costs and expenses                 3,841    2,736    7,300    5,284
                                        -------  -------  -------  -------
Operating income                           346      308      798      425

Interest expense and other:
 Weyerhaeuser:
  Interest expense incurred                 82       66      173      134
  Less interest capitalized                  5        2        9        4
  Equity in income of affiliates
   (Note 4)                                 15        6       25        8
  Other income (expense), net (Note 5)      (5)       2       (7)       7
 Real estate and related assets:
  Interest expense incurred                 20       18       39       38
  Less interest capitalized                 16       15       31       30
  Equity in income of unconsolidated
   entities (Note 4)                        39        4       53       11
  Other income (expense), net (Note 5)       3        5        7       10
                                        -------  -------  -------  -------
Earnings before income taxes and
 cumulative effect of a change in
 an accounting principle                   317      258      704      323
Income taxes (Note 6)                      114       94      257      118
                                        -------  -------  -------  -------
Earnings before cumulative effect of a
 change in an accounting principle         203      164      447      205
Cumulative effect of a change in an
 accounting principle (Note 1)              --       --       --       89
                                        -------  -------  -------  -------
Net earnings                            $  203   $  164   $  447   $  116
                                        =======  =======  =======  =======
Per share (Note 2):
 Basic net earnings before cumulative
  effect of a change in an accounting
  principle                             $ 0.89   $ 0.82   $ 1.93   $ 1.03
 Cumulative effect of a change in an
  accounting principle                      --       --       --    (0.45)
                                        -------  -------  -------  -------
                                        $ 0.89   $ 0.82   $ 1.93   $ 0.58
                                        =======  =======  =======  =======
 Diluted net earnings before
  cumulative effect of a change in
  an accounting principle               $ 0.89   $ 0.81   $ 1.93   $ 1.02
 Cumulative effect of a change in an
  accounting principle                      --       --       --    (0.45)
                                        -------  -------  -------  -------
                                        $ 0.89   $ 0.81   $ 1.93   $ 0.57
                                        =======  =======  =======  =======
Dividends paid per share                $  .40   $  .40   $  .80   $  .80
                                        =======  =======  =======  =======

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                        CONSOLIDATED BALANCE SHEET
                   June 25, 2000, and December 26, 1999
                       (Dollar amounts in millions)


                                                      June       Dec.
                                                       25,        26,
                                                      2000       1999
                                                  -----------  --------
                                                   (Unaudited)
Assets
-------

Weyerhaeuser
 Current assets:
  Cash and short-term investments (Note 1)         $   112     $ 1,640
  Receivables, less allowances                       1,455       1,296
  Inventories (Note 7)                               1,546       1,329
  Prepaid expenses                                     383         278
                                                   --------    --------
     Total current assets                            3,496       4,543

 Property and equipment (Note 8)                     8,151       7,560
 Construction in progress                              588         355
 Timber and timberlands at cost, less fee stumpage
  charged to disposals                               1,653       1,667
 Investments in and advances to equity affiliates
  (Note 4)                                             567         950
 Goodwill, net of accumulated amortization           1,094         792
 Other assets and deferred charges                     589         533
                                                   --------    --------
                                                    16,138      16,400
                                                   --------    --------

Real estate and related assets
 Cash and short-term investments                         3           3
 Receivables, less discounts and allowances             88          94
 Mortgage-related financial instruments, less
  discounts and allowances                              78          84
 Real estate in process of development and for sale    639         556
 Land being processed for development                  957         956
 Investments in unconsolidated entities, less
  reserves (Note 4)                                    146         124
 Other assets                                          132         122
                                                   --------    --------
                                                     2,043       1,939
                                                   --------    --------
     Total assets                                  $18,181     $18,339
                                                   ========    ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-

                                                      June       Dec.
                                                       25,        26,
                                                      2000       1999
                                                  -----------  --------
                                                   (Unaudited)
Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
 Current liabilities:
  Notes payable and commercial paper              $   642      $    54
  Current maturities of long-term debt                133          855
  Accounts payable (Note 1)                         1,007          961
  Accrued liabilities (Note 9)                      1,003        1,093
                                                  --------     --------
     Total current liabilities                      2,785        2,963

 Long-term debt (Note 11)                           3,985        3,945
 Deferred income taxes (Note 6)                     2,186        1,985
 Deferred pension, other postretirement benefits
  and other liabilities                               792          773
 Commitments and contingencies (Note 15)
                                                  --------     --------
                                                    9,748        9,666
                                                  --------     --------

Real estate and related assets
 Notes payable and commercial paper                   763          676
 Long-term debt (Note 11)                             427          479
 Other liabilities                                    330          345
 Commitments and contingencies (Note 15)
                                                  --------     --------
                                                    1,520        1,500
                                                  --------     --------

     Total liabilities                             11,268       11,166
                                                  --------     --------

Shareholders' interest (Note 12)
 Common shares:  authorized 400,000,000 shares,
  issued:  233,355,366 and 230,797,536,
  $1.25 par value                                     292          288
 Exchangeable shares; no par value; unlimited
  shares authorized; issued and held by
  nonaffiliates:  6,489,863 and 8,809,994             441          598
 Other capital                                      2,256        2,086
 Retained earnings                                  4,839        4,578
 Cumulative other comprehensive (expense)             (84)        (167)
 Treasury common shares, at cost:
  16,977,164 and 4,758,348                           (831)        (210)
                                                  --------     --------
     Total shareholders' interest                   6,913        7,173
                                                  --------     --------
     Total liabilities and shareholders' interest $18,181      $18,339
                                                  ========     ========

Weyerhaeuser Company
-6-
                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                   CONSOLIDATED STATEMENT OF CASH FLOWS
  For the twenty-six week periods ended June 25, 2000, and June 27, 1999
                       (Dollar amounts in millions)
                                (Unaudited)

                                                            Consolidated
                                                        ------------------
                                                          June      June
                                                           25,       27,
                                                          2000      1999
                                                       --------  --------
Cash provided by (used for) operations:
 Net earnings                                          $   447   $   116
 Noncash charges (credits) to income:
  Depreciation, amortization and fee stumpage              402       310
  Deferred income taxes, net                                65        76
  Pension and other postretirement benefits                (83)      (36)
  Equity in (income) loss of affiliates and
   unconsolidated entities                                 (78)      (19)
  Effect of a change in an accounting principle -
   net of taxes (Note 1)                                    --        89
  Charge for settlement of hardboard siding claims
   (Note 14)                                               130        --
  Charges for integration and closure of facilities
   (Note 13)                                                28        94
 Decrease (increase) in working capital:
  Receivables                                              (29)     (191)
  Inventories, real estate and land                       (199)     (101)
  Prepaid expenses                                        (105)       12
  Mortgage-related financial instruments                     3        15
  Accounts payable and accrued liabilities                (229)       99
 (Gain) loss on disposition of assets                       --         1
 Other                                                     (23)       (9)
                                                       --------  --------
Net cash provided by (used for) operations                 329       456
                                                       --------  --------

Cash provided by (used for) investing activities:
 Property and equipment                                   (331)     (198)
 Timber and timberlands                                    (40)      (29)
 Acquisition of businesses - net of cash acquired
  (Note 16)                                               (643)       --
 Investments in and advances to equity affiliates           46       (18)
 Proceeds from sale of:
  Property and equipment                                    --         7
  Businesses                                                --        80
  Mortgage-related financial instruments                     4        12
 Intercompany advances                                      --        --
 Other                                                      44         4
                                                       --------  --------
Net cash provided by (used for) investing activities      (920)     (142)
                                                       --------  --------

Cash provided by (used for) financing activities:
 Issuances of debt                                          11        31
 Notes and commercial paper borrowings, net                698       (76)
 Cash dividends                                           (186)     (160)
 Payments on debt                                         (920)     (161)
 Purchase of treasury common shares                       (630)       --
 Exercise of stock options                                   9        90
 Other                                                      81       (19)
                                                       --------  --------
Net cash provided by (used for) financing activities      (937)     (295)
                                                       --------  --------

Net increase (decrease) in cash and short-term
 investments                                            (1,528)       19
Cash and short-term investments at beginning of year     1,643        35
                                                       --------  --------
Cash and short-term investments at end of period       $   115   $    54
                                                       ========  ========
Cash paid (received) during the period for:
 Interest, net of amount capitalized                   $   181   $   142
                                                       ========  ========
 Income taxes                                          $   115   $    (8)
                                                       ========  ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-






                       Real Estate and
    Weyerhaeuser        Related Assets
 -----------------    -----------------
   June      June      June      June
    25,       27,       25,       27,
   2000      1999      2000      1999
 --------   -------   -------   -------

 $   367    $   59    $   80    $   57

     399       308         3         2
      62        67         3         9
     (81)      (35)       (2)       (1)

     (25)       (8)      (53)      (11)

      --        89        --        --

     130        --        --        --

      28        94        --        --

     (35)     (201)        6        10
    (119)      (38)      (80)      (63)
    (105)       12        --        --
      --        --         3        15
    (216)       48       (13)       51
      --         1        --        --
     (15)        4        (8)      (13)
 --------   -------   -------   -------
     390       400       (61)       56
 --------   -------   -------   -------


    (317)     (196)      (14)       (2)
     (40)      (29)       --        --

    (643)       --        --        --
      12       (43)       34        25

      --         6        --         1
      --        80        --        --
      --        --         4        12
      (2)      (22)        2        22
      44         4        --        --
 --------   -------   -------   -------
    (946)     (200)       26        58
 --------   -------   -------   -------


      11        31        --        --
     611       (21)       87       (55)
    (186)     (160)       --        --
    (868)      (98)      (52)      (63)
    (630)       --        --        --
       9        90        --        --
      81       (19)       --        --
 --------   -------   -------   -------
    (972)     (177)       35      (118)
 --------   -------   -------   -------


  (1,528)       23        --        (4)
   1,640        28         3         7
 --------   -------   -------   -------
 $   112    $   51    $    3    $    3
 ========   =======   =======   =======

 $   173    $  133    $    8    $    9
 ========   =======   =======   =======
 $    58    $  (10)   $   57    $    2
 ========   =======   =======   =======

Weyerhaeuser Company
-8-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________

                       NOTES TO FINANCIAL STATEMENTS
  For the twenty-six week periods ended June 25, 2000, and June 27, 1999



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

Accounting Pronouncement Implemented

In the 1999 first quarter, the company implemented the Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, issued by the American Institute of Certified Public Accountants Accounting Standards Executive Committee, which required that the costs of start-up activities be expensed as incurred. In addition, this pronouncement required that all unamortized start-up costs on the balance sheet at the implementation date be written off as a cumulative effect of a change in an accounting principle. The company recorded an after-tax charge of $89 million, or 45 cents per share, in the first quarter to reflect this write-off. This charge included $9 million for the company's interest in the write-off of unamortized start-up costs in three of its 50 percent-owned equity affiliates.

Prospective Accounting Pronouncements

 . In 1998, the Financial Accounting Standards Board issued Statement of
  Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date of this pronouncement, originally fiscal years beginning after June 15, 1999, has been delayed to fiscal years beginning after June 15, 2000, with the issuance of SFAS No. 137 in June 1999. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133, to clarify certain matters. This will be effective for the company's fiscal year 2001. Assuming that the company's current minimal involvement in derivatives and hedging activities continues after the

Weyerhaeuser Company
-9-

  implementation date of this statement, the company believes that the future adoption of this statement will not have a material impact on its results of operations or financial position.

 . In December 1999, the Securities and Exchange Commission (SEC) issued
  Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This SAB states that revenue should not be recognized until it is realized or realizable and earned and gives guidance on criteria to apply to make the determination. Originally, compliance with the accounting guidance contained in this SAB was applicable to the first fiscal quarter of fiscal years beginning after December 15, 1999. Subsequently, the SEC has issued deferrals that extend the compliance requirement until the fourth quarter of fiscal years beginning after December 15, 1999. Since the company's current revenue recognition policy effectively complies with this guidance, there will be no effect on the company's financial position, results of operations or cash flow.

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

 . An interest rate swap entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The premiums received by the company on the sale of this swap are treated as deferred income and amortized against interest expense over the term of the agreement.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments, but does not expect its counterparties to fail to meet their obligations. The company deals only with highly rated counterparties.

The notional amounts of these derivative financial instruments are $76 million and $385 million at June 25, 2000, and December 26, 1999, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The company's use of derivatives does not have a significant effect on the company's results of operations or its financial position.

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

Weyerhaeuser Company
-10-

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $394 million and $358 million at June 25, 2000, and December 26, 1999, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $236 million and $227 million greater at June 25, 2000, and December 26, 1999, respectively.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $145 million and $185 million at June 25, 2000, and December 26, 1999, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

Weyerhaeuser Company
-11-

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

Revenue Recognition

The company's forest products-based operations recognize revenue from product sales upon shipment to their customers.

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

Impairment of Long-Lived Assets to Be Disposed Of

The company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell.

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

Note 2:        Net Earnings Per Share

                                         Thirteen weeks      Twenty-six
                                              ended          weeks ended
                                        ----------------  ----------------
                                          June     June     June     June
                                           25,      27,      25,      27,
                                          2000     1999     2000     1999
                                        -------  -------  -------  -------
Weighted average shares outstanding
 (thousands):
 Basic                                  228,433  199,874  231,271  199,874
 Dilutive effect of stock options           279    1,025      455      722
                                        -------  -------  -------  -------
 Diluted weighted average shares
  outstanding                           228,712  200,899  231,726  200,596
                                        =======  =======  =======  =======

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the period.

Weyerhaeuser Company
-12-

Options to purchase 109,400 shares at $55.56 per share, 540,276 shares at $56.78 per share, 2,500 shares at $68.41 per share and 208,150 shares at $65.56 per share were outstanding during the twenty-six weeks ending June 25, 2000. Options to purchase 2,500 shares at $68.41 per share were outstanding during the twenty-six weeks ending June 27, 1999. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3:        Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:

                                         Thirteen weeks      Twenty-six
                                              ended          weeks ended
                                        ----------------  ----------------
                                          June     June     June     June
                                           25,      27,      25,      27,
Dollar amounts in millions                2000     1999     2000     1999
                                        -------  -------  -------  -------
Net earnings                            $  203   $  164   $  447   $  116
Other comprehensive income (expense):
  Foreign currency translation
   adjustments                             131       36       94       75
  Income tax (expense) on foreign
   currency translation adjustments         (2)      (7)     (11)     (13)
                                        -------  -------  -------  -------
                                        $  332   $  193   $  530   $  178
                                        =======  =======  =======  =======

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

Weyerhaeuser Company
-13-

 . Wilton Connor LLC - A 50 percent owned joint venture in Charlotte, North
  Carolina, which supplies full-service, value-added turnkey packaging solutions to assist product manufacturers in the areas of retail marketing and distribution.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:

                                                      June        Dec.
                                                       25,         26,
Dollar amounts in millions                            2000        1999
                                                  -----------  --------
Current assets                                    $    264     $   525
Noncurrent assets                                    1,422       1,885
Current liabilities                                    186         275
Noncurrent liabilities                                 639         816

                                         Thirteen weeks      Twenty-six
                                              ended          weeks ended
                                        ----------------  ----------------
                                          June     June     June     June
                                           25,      27,      25,      27,
                                          2000     1999     2000     1999
                                        -------  -------  -------  -------
Net sales and revenues                  $  246   $  180   $  458   $  344
Operating income                            38       24       63       44
Net income (loss)                           28       12       44        8

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

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows:

                                                      June       Dec.
                                                       25,        26,
Dollar amounts in millions                            2000       1999
                                                  -----------  --------
Current assets                                    $ 11,403     $ 11,457
Noncurrent assets                                      159          159
Current liabilities                                 10,187       10,577
Noncurrent liabilities                                 115          115

                                         Thirteen weeks      Twenty-six
                                              ended          weeks ended
                                        ----------------  ----------------
                                          June     June     June     June
                                           25,      27,      25,      27,
                                          2000     1999     2000     1999
                                        -------  -------  -------  -------
Net sales and revenues                  $  428   $  157   $  687   $  226
Operating income                           181       94      304      141
Net income                                 173       73      272      113

The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Note 5:        Other Income (Expense), Net

Other income (expense) is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. In the current quarter, the company took a $14 million charge for a judgment against the company, currently under appeal, resulting from the sale of Oregon assets in 1996. There were no significant individual items in 1999.

Weyerhaeuser Company
-14-

Note 6: Income Taxes

Provisions for income taxes include the following:   Twenty-six weeks
                                                           ended
                                                     ------------------
                                                       June      June
                                                        25,       27,
Dollar amounts in millions                             2000      1999
                                                     --------  --------
Federal:
  Current                                            $   104   $    23
  Deferred                                                45        61
                                                     --------  --------
                                                         149        84
                                                     --------  --------
State:
  Current                                                 15         5
  Deferred                                                 1         3
                                                    ---------  --------
                                                          16         8
                                                    ---------  --------
Foreign:
  Current                                                 73        14
  Deferred                                                19        12
                                                    ---------  --------
                                                          92        26
                                                    ---------  --------
Income taxes before cumulative effect of a change
 in an accounting principle                              257       118
Deferred taxes applicable to the cumulative effect
 of a change in an accounting principle                   --       (52)
                                                    ---------  --------
                                                    $    257   $    66
                                                    =========  ========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended June 25, 2000, and June 27, 1999, the company's provision for income taxes as a percent of earnings before income taxes and cumulative effect of a change in an accounting principle is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rate for the twenty-six week periods ended June 25, 2000, and June 27, 1999, was 36.5%.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 7:        Inventories

                                                      June        Dec.
                                                       25,         26,
Dollar amounts in millions                            2000        1999
                                                    ---------  --------
Logs and chips                                      $   201    $   197
Lumber, plywood and panels                              421        297
Pulp and paper                                          215        161
Containerboard, paperboard and packaging                176        160
Other products                                          223        207
Materials and supplies                                  310        307
                                                    ---------  --------
                                                    $ 1,546    $ 1,329
                                                    =========  ========

Weyerhaeuser Company
-15-

Note 8:        Property and Equipment

                                                      June        Dec.
                                                       25,         26,
Dollar amounts in millions                            2000        1999
                                                    ---------  --------
Property and equipment, at cost:
  Land                                              $   226    $   219
  Buildings and improvements                          2,133      1,933
  Machinery and equipment                            11,149     10,499
  Rail and truck roads                                  702        577
  Other                                                 159        149
                                                    ---------  --------
                                                     14,369     13,377

Less allowance for depreciation and amortization      6,218      5,817
                                                    ---------  --------
                                                    $ 8,151    $ 7,560
                                                    =========  ========

Note 9:        Accrued Liabilities

                                                      June        Dec.
                                                       25,         26,
Dollar amounts in millions                            2000        1999
                                                    ---------  --------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                       $   402    $   413
Taxes - Social Security and real and personal
  property                                               63         48
Product warranties                                       20         83
Interest                                                 96        105
Income taxes                                             63         58
Other                                                   359        386
                                                    ---------  --------
                                                    $ 1,003    $ 1,093
                                                    =========  ========

Note 10:       Short-Term Debt

Lines of Credit

The company had short-term bank credit lines of $865 million and $515 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at June 25, 2000, and December 26, 1999, respectively. No portions of these lines have been availed of by the company or WRECO at June 25, 2000, or December 26, 1999. None of the entities referred to above is a guarantor of the borrowing of the other. In addition, the company's wholly owned Canadian subsidiary has short-term bank credit lines that provide for the borrowings of up to $710 million and $745 million at June 25, 2000, and December 26, 1999, respectively. No portions of these lines have been availed of by the company's subsidiary.

Note 11:       Long-Term Debt

Lines of Credit

The company's lines of credit include a five-year revolving credit facility agreement entered into in 1997 with a group of banks that provides for borrowings of up to the total amount of $400 million, all of which is available to the company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $400 million at June 25, 2000, and December 26, 1999.

No portion of these lines has been availed of by the company at June 25, 2000, and December 26, 1999, except as noted.
The company's compensating balance agreements were not significant.

Weyerhaeuser Company
-16-

Note 12:       Shareholders' Interest

Common Shares

A reconciliation of common share activity for the periods ending June 25, 2000, and December 26, 1999, is as follows:

                                                      June       Dec.
                                                       25,        26,
In thousands                                          2000       1999
                                                    ---------  ---------
Balance at beginning of year                         230,798    206,073
New issuance                                              44     20,157
Retraction of exchangeable shares                      2,513      4,568
                                                    ---------  ---------
Balance at end of period                             233,355    230,798
                                                    =========  =========
In treasury:
  Balance at beginning of year                         4,758      7,064
  Purchase of treasury common shares                  12,425         --
  Stock options exercised                               (206)    (2,306)
                                                    ---------  ---------
  Balance at end of period                            16,977      4,758
                                                    =========  =========

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

A reconciliation of Exchangeable Share activity for the periods ending June 25, 2000, and December 26, 1999, is as follows:

                                                      June        Dec.
                                                       25,         26,
In thousands                                          2000        1999
                                                    ---------  ---------
Balance at beginning of year                           8,810         --
New issuance                                             193     13,373
Debentures converted to exchangeable shares               --          5
Retraction                                            (2,513)    (4,568)
                                                    ---------  ---------
Balance at end of period                               6,490      8,810
                                                    =========  =========

Cumulative Other Comprehensive (Expense)

The company's cumulative other comprehensive (expense) includes:

                                                      June       Dec.
                                                       25,        26,
Dollar amounts in millions                            2000       1999
                                                    ---------  --------
Foreign currency translation adjustments            $    (76)  $  (159)
Minimum pension liability adjustment                      (8)       (8)
                                                    ---------  --------
                                                    $    (84)  $  (167)
                                                    =========  ========

Weyerhaeuser Company
-17-

Note 13:       Charges for Integration and Closure of Facilities

In 2000, the company incurred $28 million of pretax charges related to the MacMillan Bloedel acquisition. These expenditures included a $7.3 million accrual for the closure of a Weyerhaeuser containerboard packaging plant and $20.7 million of costs incurred for the transition and integration of activities.

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

Note 14:       Charge for Settlement of Hardboard Siding Claims

In the current quarter, the company took a pretax charge of $130 million ($82 million net of income taxes) to cover estimated costs of a nationwide class action settlement and claims related to hardboard siding. The settlement is subject to court approval and other conditions in the agreement. In July 2000, the proposed settlement received preliminary approval from the Superior Court, San Francisco County, California. The court set December 21, 2000, as the date for a final settlement approval hearing. This is a claims-based settlement, which means that the claims will be paid as submitted over a nine-year period. An independent adjuster will review each claim submitted and determine if it qualifies for payment under the terms of the settlement agreement.


Note 15:       Commitments and Contingencies

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

Note 16:       Acquisitions

MacMillan Bloedel Limited

On November 1, 1999, the company completed its acquisition of MacMillan Bloedel Limited (MB) following the approval of the transaction by the shareholders of MB and securing all regulatory approvals in the United States, Canada and other jurisdictions. The total purchase price updated through June 25, 2000, including assumed debt of $703 million, totaled $3,022 million. Through June 25, 2000, the company issued 20 million common shares, and its wholly owned Canadian subsidiary, Weyerhaeuser Company Ltd., issued 14 million Exchangeable Shares to fund the transaction. At the option of the holder, the Exchangeable Shares may be exchanged for Weyerhaeuser common shares on a one-for-one basis. In addition, the company issued replacement options in exchange for outstanding MB options with the number of shares and the exercise price appropriately adjusted by the exchange ratio.

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

Weyerhaeuser Company
-18-

The purchase price to MB shareholders of $2,319 million was calculated as follows:

Weyerhaeuser common and exchangeable shares issued
 through June 25, 2000                                        33,767,088
Multiplied by the average market price (U.S.)              $      67.953
                                                           --------------
Value of common and exchangeable shares issued             $       2,294
Value of replacement options issued for MB stock options              25
                                                           --------------
   Total purchase price                                    $       2,319
                                                           ==============

The purchase price to MB shareholders, plus estimated direct transaction costs and expenses, additional accrued liabilities and the deferred tax effect of applying purchase accounting at November 1, 1999, over the historical net assets of MB, was calculated as follows:

Dollar amounts in millions
Purchase price to MB shareholders                          $       2,319
Direct transaction costs and expenses                                 18
Additional accrued liabilities                                        88
Deferred tax effect of applying purchase accounting                  379
Less:  historical net assets                                        (952)
                                                           --------------
   Total excess costs                                      $       1,852
                                                           ==============

The above calculation of excess purchase price is preliminary. The company will finalize this allocation by November 1, 2000. As of June 25, 2000, the excess purchase price was allocated as follows:

Dollar amounts in millions
Plant, property and equipment, timber and timberlands,
 and investment in equity affiliates                       $       1,030
Goodwill                                                             822
                                                           --------------
   Total excess costs                                      $       1,852
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

The following summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of fiscal year 1999, is as follows:

Pro Forma Information (unaudited)
                                                          Twenty-six weeks
                                                                ended
Dollar amounts in millions                                 June 27, 1999
                                                          ----------------
Net sales and revenues                                    $     7,069
Net earnings before the cumulative effect of a change
  in an accounting principle                                      263
Net earnings (loss)                                               171
Earnings (loss) per share:
  Basic and diluted                                               .73

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

Weyerhaeuser Company
-19-

The company accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired company were included in the Consolidated Balance Sheet and the operating results were included in the Consolidated Statement of Earnings beginning January 6, 2000.

The purchase price, plus estimated direct transaction costs and expenses, and the deferred tax effect of applying purchase accounting as of June 25, 2000, was calculated as follows:


Dollar amounts in millions
Purchase price of tender offer and stock option cash-out   $         735
Direct transaction costs and expenses                                 21
Deferred tax effect of applying purchase accounting                  116
Less:  historical net assets                                        (242)
                                                           --------------
   Total excess costs                                      $         630
                                                           ==============

The above calculation of excess purchase price is preliminary. The company will finalize this allocation by January 6, 2001. As of June 25, 2000, the excess purchase price was allocated as follows:

Dollar amounts in millions
Property, plant and equipment                              $         288
Goodwill                                                             342
                                                           --------------
   Total excess costs                                      $         630
                                                           ==============

Property, plant and equipment are being depreciated over an average of 20 years. Goodwill is being amortized on a straight-line basis over 40 years.

Australian Sawmills and Distribution Capabilities

During the quarter, the company completed its previously announced acquisition of two sawmills and related assets in Australia from CSR Ltd. of Australia.

Weyerhaeuser paid approximately US $48 million in cash to acquire:

 . Two sawmills with a combined annual production capacity of 171 million board feet (291,000 cubic meters) of lumber. The mills are located in Tumut, New South Wales; and Caboolture, Queensland.

 . CSR's 70 percent stake in Pine Solutions, Australia's largest softwood timber distributor. RII Weyerhaeuser World Timberfund LP, a partnership between Weyerhaeuser and UBS Brinson, acquired a 30 percent ownership of Pine Solutions last year.

Note 17:       Business Segments

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

Weyerhaeuser Company
-20-

An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                             Thirteen        Twenty-six
                                           weeks ended       weeks ended
                                        ----------------  ----------------
                                          June     June     June     June
                                           25,      27,      25,      27,
Dollar amounts in millions                2000     1999     2000     1999
                                        -------  -------  -------  -------
Sales to and revenues from unaffiliated
 customers:
  Timberlands                           $  364   $  176   $  644   $  329
  Wood products                          1,926    1,412    3,758    2,528
  Pulp, paper and packaging              1,528    1,100    3,004    2,182
  Real estate and related assets           324      314      602      590
  Corporate and other                       45       42       90       80
                                        -------  -------  -------  -------
                                         4,187    3,044    8,098    5,709
                                        -------  -------  -------  -------
Intersegment sales:
  Timberlands                              350      126      469      251
  Wood products                             58       49      132       97
  Pulp, paper and packaging                 15       24       59       56
  Corporate and other                        3        2        6        4
                                        -------  -------  -------  -------
                                           426      201      666      408
                                        -------  -------  -------  -------
Total sales and revenues                 4,613    3,245    8,764    6,117
Intersegment eliminations                 (426)    (201)    (666)    (408)
                                        -------  -------  -------  -------
                                        $4,187   $3,044   $8,098   $5,709
                                        =======  =======  =======  =======
Approximate contribution (charge) to
 earnings (1):
  Timberlands                           $  160   $  143   $  327   $  262
  Wood products                             (6)     174      131      161
  Pulp, paper and packaging                237       34      423       75
  Real estate and related assets (1)        80       45      127       91
  Corporate and other                      (77)     (74)    (140)    (136)
                                        -------  -------  -------  -------
                                           394      322      868      453

Interest expense                           (82)     (66)    (173)    (134)
Less capitalized interest                    5        2        9        4
                                        -------  -------  -------  -------
Earnings before income taxes and the
 cumulative effect of a change
 in an accounting principle                317      258      704      323
Income taxes                              (114)     (94)    (257)    (118)
                                        -------  -------  -------  -------
Earnings before the cumulative
 effect of a change in an
 accounting principle                      203      164      447      205
Cumulative effect of a change in an
 accounting principle                       --       --       --      (89)
                                        -------  -------  -------  -------
Net earnings                            $  203   $  164   $  447   $  116
                                        =======  =======  =======  =======

There were no material changes from year-end 1999 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $4 million and $3 million for the thirteen weeks and $8 million for the twenty-six weeks ended June 25, 2000, and June 27, 1999, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

Weyerhaeuser Company
-21-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Results of Operations

Consolidated Results

Consolidated net earnings for the second quarter were $203 million, or 89 cents basic and diluted earnings per share, an increase of 24 percent over 1999 second quarter earnings of $164 million, or 82 cents basic earnings (81 cents diluted) per share.

The quarter's results include an after-tax charge of $82 million, or 36 cents per share, to cover estimated costs of a nationwide class action settlement and claims related to hardboard siding. Excluding this after-tax charge, net earnings were $285 million, or $1.25 per share.

Consolidated net sales and revenues for the quarter were $4.2 billion, an increase of 38 percent over the $3 billion reported in the same period last year.

The second quarter results reflect the continued improvements in the pulp and containerboard markets, the addition of the MacMillan Bloedel and Trus Joist acquisitions and the operating improvements and acquisition synergies the company is achieving.

Year-to-date earnings were $447 million, or $1.93 basic and diluted earnings per share compared to $116 million, or 58 cents basic earnings (57 cents diluted) per share for the prior year's first half. Current year's six-month's earnings before the hardboard siding charge were $529 million, or $2.29 basic earnings per share. 1999 year-to-date results were impacted by an after-tax charge of $89 million, or 45 cents per share from the cumulative effect of a change in accounting principle and $60 million, or 30 cents per share associated with the impairment of long-lived assets. See Notes 1 and 13 of Notes to Financial Statements. Earnings before these charges were $265 million, or $1.33 per share.

Consolidated net sales and revenues year to date were $8.1 billion, up 42 percent from $5.7 billion in the prior year.

Timberlands

Second quarter operating earnings for the timberlands segment were $160 million, a 12 percent increase over $143 million reported last year. Sales to unaffiliated customers were $364 million, more than double the $176 million in the 1999 second quarter. Intersegment sales were $350 million compared to $126 million reported a year ago. These increases resulted from the addition, through acquisition, of coastal British Columbia and Australian operations.

Raw material sales volumes to unaffiliated customers were 269 and 414 million cubic feet for the quarter and year to date, respectively, compared to 72 and 140 million cubic feet, respectively, in the same periods of 1999.

Log production for the segment was 212 and 402 million cubic feet for the quarter and year to date, respectively, compared to 128 and 257 million cubic feet, respectively, in 1999.


Wood Products

This segment recorded an operating loss of $6 million for the quarter which included the $130 million pretax charge to cover estimated costs of the nationwide class action settlement and claims related to hardboard siding. Excluding this charge, the segment earned $124 million in the quarter compared to $174 million in 1999 second quarter. The change was due primarily to weaker lumber prices resulting from a slowing demand and seasonally strong supply, offset in part by lower log prices and strong volumes. Additional earnings from the MacMillan Bloedel and Trus Joist acquisitions and the synergies achieved through integration contributed significantly to earnings.

Sales were $1.9 billion in the quarter, up 36 percent from the $1.4 billion reported for the second quarter of 1999.

Weyerhaeuser Company
-22-

Third party sales and total production volumes for the major products in this segment for the twenty-six weeks ended June 25, 2000, and June 27, 1999, are as follows:

                                             Thirteen        Twenty-six
                                           weeks ended       weeks ended
                                        ----------------  ----------------
                                          June     June     June     June
                                           25,      27,      25,      27,
Third party sales volumes (millions)      2000     1999     2000     1999
------------------------------------    -------  -------  -------  -------
 Softwood lumber - board feet            1,925    1,494    3,582    2,714
 Softwood plywood and veneer -
  square feet (3/8")                       590      503    1,094      918
 Composite panels - square feet (3/4")      73      127      195      279
 Oriented strand board - square
  feet (3/8")                              968      665    1,670    1,344
 Hardwood lumber - board feet              102      104      199      203
 Hardwood doors (thousands)                199      194      364      374
 Raw materials - cubic feet                 92       65      187      133

Total production volumes (millions)
------------------------------------
 Softwood lumber - board feet            1,484    1,174    2,910    2,193
 Softwood plywood and veneer -
  square feet (3/8")                       336      262      667      513
 Composite panels - square feet (3/4")      58       94      113      228
 Oriented strand board - square
  feet (3/8")                              767      564    1,665    1,137
 Hardwood lumber - board feet              102      100      197      191
 Hardwood doors (thousands)                201      192      371      370
 Logs - cubic feet                          72       98      210      252

Pulp, Paper and Packaging

Operating earnings for the quarter were $237 million compared with $34 million reported in the second quarter of 1999. Sales were $1.5 billion, a 39 percent increase over $1.1 billion in the same quarter a year ago. Higher realizations for all pulp, paper and packaging products and the addition of the MacMillan Bloedel packaging business contributed to the earnings and sales increases. Pulp markets continue to remain strong due to global economic conditions. Growth in corrugated box shipments slowed in line with industrial production. The segment's earnings were unfavorably impacted by 111,000 tons of downtime in the quarter.

Third party sales and total production volumes for the major products in this segment for the twenty-six weeks ended June 25, 2000, and June 27, 1999, are as follows:

                                             Thirteen        Twenty-six
                                           weeks ended       weeks ended
                                        ----------------  ----------------
                                          June     June     June     June
                                           25,      27,      25,      27,
Third party sales volumes (thousands)     2000     1999     2000     1999
-------------------------------------   -------  -------  -------  -------
 Pulp - air-dry metric tons                481      531    1,022    1,114
 Paper - tons                              376      355      763      726
 Paperboard - tons                          66       57      128      118
 Containerboard - tons                     232      140      526      255
 Packaging - MSF                        13,438   11,438   26,797   22,548
 Recycling - tons                          756      695    1,516    1,366

Total production volumes (thousands)
-------------------------------------
 Pulp - air-dry metric tons                546      498    1,133    1,077
 Paper - tons                              404      371      799      774
 Paperboard - tons                          68       59      125      120
 Containerboard - tons                     885      620    1,853    1,217
 Packaging - MSF                        14,016   12,070   28,133   23,795
 Recycling - tons                        1,127    1,075    2,239    2,102

Weyerhaeuser Company
-23-

Real Estate and Related Assets

The segment earned $80 million in the quarter, a 78 percent increase over $45 million in the same quarter last year. Revenues were $324 million compared to second quarter 1999 revenues of $314 million. Year 2000 earnings included a $21 million gain on the sale of a real estate joint venture. The business continues to produce strong sales in the California and Washington, D.C. markets.

Costs and Expenses

Excluding the noncash charges of $130 million for the settlement of hardboard siding claims and $15 million for integration and closure of facilities, total costs and expenses for the quarter were $3.4 billion. This compares to $2.5 billion, after a $10 million charge for Y2K remediation charges reported last year. The 36 percent increase includes the incremental operating costs of the MacMillan Bloedel and Trus Joist acquisitions and is in direct proportion to the company's improved sales performance. Weyerhaeuser's costs of products sold, as a percentage of net sales, was 75 percent for both the current quarter and the 1999 second quarter. Cost reduction efforts of $26 million for the quarter and $48 million year to date were achieved primarily in acquisition synergies.

The increase in the real estate and related assets segment's costs and expenses can be attributed to increased sales volumes over the same period last year.

Other income (expense) is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. In the current quarter, the company took a $14 million charge for a judgment against the company, currently under appeal, resulting from the sale of Oregon assets in 1996. There were no significant individual items in 1999.

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

Operations

Consolidated net cash provided by operations in the first half of 2000 was $329 million, a decrease of $127 million from $456 million in the first half of 1999.

Cash provided by operations before net changes in working capital was $888 million, an increase of $266 million over the $622 million provided in the first six months of 1999. This increase was due primarily to increases of $331 million in net earnings and $92 million in depreciation, amortization and fee stumpage over 1999, which reflect the MacMillan Bloedel (MB) and Trus Joist International (TJI) acquisitions. A significant noncash source in 2000 was the $130 million charge taken for the settlement of hardboard siding claims. Noncash sources amounted to $183 million in 1999; i.e., charges of $89 million, net of income taxes, taken for the effect of a change in an accounting principle, $91 million for the write-down of impaired assets to fair market value and $3 million for related disposition costs.

These charges were offset, in part, by increases of $47 million in pension and other postretirement benefits and $59 million in equity earnings of affiliates and unconsolidated entities.

Weyerhaeuser Company
-24-

Cash required for working capital by Weyerhaeuser in the first half of 2000 was $475 million, an increase of $296 million over the 1999 requirement for the same period. Requirements for 2000, net of the effects of the TJI and Australian acquisitions, included increases of $119 million in inventories and $105 million in prepaid expenses along with a decrease of $216 million in accounts payable and accrued liabilities. The inventory increase was across all product lines with an inventory turnover rate of 10.9 turns for the current quarter compared to 10.3 turns in the 2000 first quarter and
12.0 turns in the 1999 second quarter. The increase in prepaid expenses consists of payments for deferred charges, deposits and advances, including timber-cutting rights. Accrued liabilities that have decreased since year-end 1999 include payroll, product warranties and interest.

Real estate and related assets working capital cash outflows included $80 million for the acquisition and development of land and residential lots for construction.

Year-to-date earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

 . Timberlands - $368 million, an increase of $82 million over $286 million reported in 1999. This reflects increases in both operating earnings and depreciation, amortization and fee stumpage.

 . Wood products - $383 million compared to $338 million in 1999. Operating earnings declined by $29 million while depreciation increased by $35 million. 2000 included a noncash charge of $130 million to cover the estimated costs of the hardboard siding claim. 1999 included a noncash charge of $91 million for impairment of long-lived assets.

 . Pulp, paper and packaging - $634 million compared to $261 million in 1999 as a result of significantly improved operating earnings and increased depreciation.

Investing

Capital expenditures, excluding acquisitions, for the first six months were $371 million compared to $227 million a year ago. 2000 capital spending by segment was $58 million for timberlands, $140 million for wood products, $149 million for pulp, paper and packaging, $14 million for real estate and related assets, and $10 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $800 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

During the first six months of the year, the company expended $48 million to acquire two sawmills and distribution capabilities in Australia and $595 million to complete its tender offer for the stock of TJI.

The cash needed to meet capital expenditures, investments and other requirements was generated principally from internal cash flows and the redemption of short-term securities held at year-end 1999.

Financing

Year to date, Weyerhaeuser has decreased its interest-bearing debt by $246 million. Payments of $868 million on long-term debt obligations were offset, in part, by an increase of $611 million in commercial paper borrowings. The company's debt to total capital ratio was 36 percent at the end of the quarter. This is comparable to 38 percent at the end of the 1999 second quarter and 36 percent at the end of 1999.

The real estate and related assets segment increased third party debt by $35 million to finance real estate purchases. This was the net of $87 million sourced through commercial paper borrowings less $52 million to pay off scheduled note maturities.

Cash dividends of $186 million were paid in the first six months of 2000 compared to $160 million in 1999. This reflects the additional shares issued in the MB acquisition.

During the first six months of 2000, the company expended $630 million to purchase 12.4 million of its common shares. This completes the 12 million share repurchase program authorized by the board of directors in January and commences a second program authorized in June to repurchase an additional 10 million shares, which should be completed within a year.

Weyerhaeuser Company
-25-

Environmental Matters

Over the past several years, the National Marine Fisheries Service (NMFS) has listed as threatened or endangered under the Endangered Species Act
(ESA) various species of salmon and steelhead trout that spawn in the Pacific Northwest (Washington, Oregon, Idaho and northern California) and some additional populations have been proposed to be listed. The U.S. Fish and Wildlife Service also has listed a number of species as threatened or endangered under the ESA, including the northern spotted owl, marbled murrelet, bull trout and lynx.

The ESA automatically prohibits the "take" of species listed as endangered and gives NMFS authority to prohibit the "take" of species it lists as threatened. In the second quarter, NMFS announced adoption of rules to prohibit "take" of the salmon species it has listed as threatened, except "incidental take" that may result from activities regulated under state or local programs approved by NMFS. The rules will become effective September 8, 2000, for steelhead and January 8, 2001, for most threatened salmon species. State agencies and local governments are reviewing their environmental regulations regarding forestry and other land use activities and are considering adoption of stronger regulations to help protect habitat for such species and obtain such approvals from NMFS. Requirements to protect habitat for threatened and endangered species have resulted in restrictions in timber harvests on nonfederal timberlands, including some timberlands of the company.

For example, during the second quarter of 1999, the Washington State Legislature amended that state's Forest Practices Act to implement a salmon recovery agreement negotiated among state and federal agencies, Indian tribes and forest landowner organizations and in the first quarter of 2000 the Washington Forest Practices Board adopted interim rules to implement that agreement. These rules require additional timber to be left unharvested in riparian zones along streams and impose added road construction and maintenance costs, partially offset by reductions in state timber harvest taxes. The company expects the new rules to require some reductions in timber harvest from its lands and other private and public lands in Washington, but does not expect these reductions to significantly impair its ability to operate its facilities or supply products to its customers. The new NMFS rules relating to threatened steelhead and salmon specifically provide for approval of these state rules as an exception to the prohibition against "take" of those species; the company expects such approval to be finalized within the next several quarters.

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

The company has established reserves for remediation costs on all of the approximately 115 active sites across our operations as of the end of June 2000 in the aggregate amount of $51 million, compared to $46 million at the end of 1999. This increase reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company has accrued remediation costs of $11 million and $8 million in the first six months of 2000 and 1999, respectively. The company incurred remediation costs of $5 million year to date in both 2000 and 1999 and charged these costs against the reserve.

Legal Proceedings

The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a second quarter after-tax charge of $82 million to cover the estimated cost of the settlement and related claims. In July 2000, the proposed settlement received preliminary approval from the Superior Court, San Francisco County, California. The court set December 21, 2000, as the date for a final settlement approval hearing.

Acquisition of TJ International

On January 6, 2000, the company acquired a controlling interest in TJ International, a 51 percent owner and managing partner of Trus Joist MacMillan (TJM) through a successful tender offer that represented more than 90 percent of the total number of outstanding shares. On January 21, 2000, the company completed the acquisition through the filing of a short-term merger document. See Note 16: Acquisitions in Notes to Financial Statements.

Weyerhaeuser Company
-26-

Other

 . During the fourth quarter of 1999, the company announced a new initiative to streamline and improve delivery of internal support services that is expected to result in $150 million to $200 million in annual savings.
  The company began implementation of these plans during the first quarter of 2000, a process that may take up to three years to complete. Because implementation plans are still under review, the specific number of employees affected, exact timing of the implementation and associated costs have not been finalized.

 . During the quarter, the company's wholly owned Canadian subsidiary, Weyerhaeuser Company Limited, announced the signing of an agreement to acquire the operations of Coast Mountain Hardwoods, a subsidiary of Advent International Corp., in British Columbia. Terms were not disclosed. The purchase includes a hardwood lumber mill producing more than 42 million board feet (MMBF) annually; dry kilns with annual capacity of 20 MMBF; an abrasive planer that produces more than 25 MMBF annually; and five volume-based forest licenses dispersed in the Vancouver, B.C. forest region. Weyerhaeuser's Northwest Hardwoods business will manage the facility in conjunction with Weyerhaeuser Company Limited and continue to serve as the sole marketer for Coast Mountain's hardwood products.

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

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activity, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company does not hold or issue derivative financial instruments for trading. They are used to manage well-defined interest rate and foreign exchange risks. These include:

 . Foreign exchange contracts, which are hedges for foreign denominated accounts receivable and accounts payable. These contracts generate gains or losses that are recognized at the contracts' respective settlement dates. At June 25, 2000, the net open position of foreign exchange hedges in Canadian dollars, German DMs and Japanese yen was a short position of $1 million.

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

At June 25, 2000, the company had one interest rate swap with a maturity date of November 6, 2001, and a notional amount of $75 million with a fixed interest rate of 6.85 percent. The variable rate at June 25, 2000, based on the 30-day LIBOR, was 6.67 percent, with the fair value of the swap being $.3 million. The amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to these financial instruments; however, the company does not expect its counterparties to fail to meet their obligations.

Weyerhaeuser Company
-27-

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

In June 1998, a lawsuit was filed against the company in Superior Court, San Francisco County, California, on behalf of a purported class of individuals and entities that own property in the United States on which exterior hardboard siding manufactured by the company has been installed since 1981. The action alleges the company manufactured and distributed defective hardboard siding, breached express warranties and consumer protection statutes and failed to disclose to consumers the alleged defective nature of its hardboard siding. The action seeks compensatory and punitive damages, costs and reasonable attorney fees. In December 1998, the complaint was amended narrowing the purported class to individuals and entities in the state of California. In February 1999, the court entered an order certifying the class. The company has been unable thus far to obtain a reversal of the certification. In September 1998, a lawsuit purporting to be a class action involving hardboard siding was filed against the company in Superior Court, King County, Washington. The complaint was amended, in January 1999, to allege a class consisting of individuals and entities that own homes or other structures in the United States on which exterior hardboard siding manufactured by the company at its former Klamath Falls, Oregon, facility has been installed since January 1981. The amended complaint alleges the company manufactured defective hardboard siding, engaged in unfair trade practices and failed to disclose to customers the alleged defective nature of its hardboard siding. The amended complaint seeks compensatory damages, punitive or treble damages, restitution, attorney fees, costs of the suit and such other relief as may be appropriate. In July 1999, the company's motion for summary judgment was granted in this case. The plaintiffs filed a petition for reconsideration, which was denied in January 2000. The plaintiffs have appealed this decision. A lawsuit was filed against the company in District Court, Johnson County, Texas, in June 1999. The case purports to be a class action on behalf of persons who own structures in the state of Texas with exterior hardboard siding manufactured by the company. The complaint alleges defective design, misrepresentation, negligence, breach of express warranty and fraudulent concealment. The complaint seeks unspecified compensatory damages. In July 1999, a lawsuit was filed against the company in the Court of Common Pleas, Beaufort County, South Carolina. The suit purports to be filed on behalf of all owners of residential structures or other buildings with hardboard siding manufactured by the company. The complaint alleges breach of express and implied warranties, defective design and manufacture, fraud and violation of South Carolina's unfair trade practices act. The plaintiffs seek compensatory damages, treble damages and attorneys' fees. The company is a defendant in two other cases, one in Iowa and the other in Oregon, that purport to be statewide class actions with similar allegations. In June 2000, the company announced it had entered into a proposed nationwide settlement of its hardboard siding class action litigation. The proposed settlement received preliminary approval by the Superior Court, San Francisco County, California, in July 2000. The court set December 21, 2000, as the date for a final settlement approval hearing. The company has established a $130 million reserve to cover the estimated cost of the settlement and related claims. At the end of the second quarter, the company was a defendant in about 22 nonclass hardboard siding cases primarily involving multi-family structures and residential developments.

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

Weyerhaeuser Company
-28-

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


Subsidiaries of the company, formerly known as MacMillan Bloedel Limited and MacMillan Bloedel (USA) Inc., have agreed to settle a class action suit involving claims in the United States (excluding Colorado) alleging the failure of cement fiber roofing products previously manufactured by American Cemwood Corporation, a company owned by MacMillan Bloedel (USA) Inc. The proposed settlement would create a fund of $105 million, consisting of $65 million in cash and $40 million guaranteed recovery by the class from certain insurance carriers. The settlement received final court approval in May 2000. The company has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to the proposed settlement and pending suits and claims.

In April 2000, the Environmental Protection Agency (Region X) issued a notice of violation (NOV) and proposed penalty of $194 thousand to the company's Mountain Pine, Arkansas, manufacturing facility. The NOV alleges the facility was in violation of its Title V operating permit because it had reported multiple instances in which the mill's two boilers had exceeded pressure drop and scrubber flow rate requirements in its permits. The company has appealed the proposed penalty.

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

Item 4. Submission of Matters to a Vote of Security Holders

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 18, 2000, were:

 . The reelection of W. John Driscoll, Richard F. Haskayne, Robert J.
  Herbold, Arnold G. Langbo, Donald F. Mazankowski, and Clayton K. Yeutter to the board of directors.

                               For         Withheld
                           -----------    ---------
        Driscoll           202,337,988    1,659,531
        Haskayne           202,412,017    1,585,502
        Herbold            201,205,732    2,791,787
        Langbo             202,392,153    1,605,366
        Mazankowski        202,361,432    1,636,087
        Yeutter            202,283,797    1,713,722


                               For         Against     Abstain
                           -----------   ----------   ---------
 . Shareholder proposal
  relating to a            109,154,052   79,177,569   1,952,042
  classified board

Weyerhaeuser Company
-29-

Item 6.        Exhibits and Reports on Form 8-K

Exhibits

27      Financial Data Schedules

Reports on Form 8-K


The registrant filed reports on Form 8-K dated January 24, April 20, July 10 and July 18, 2000, reporting information under Item 5, Other Events.

The registrant filed a Form 8-K on January 10, 2000, which amended a Form 8-K dated November 9, 1999, reporting information under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.