Form 10-Q
period 2000-09-24
WEYERHAEUSER CO
filed 2000-11-03
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-Q

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          X             OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the thirty-nine weeks ended September 24, 2000, or

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
                         Telephone (253) 924-2345

        Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
    Title of Each Class                        Which Registered
----------------------------------         --------------------------
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

The number of shares outstanding of the registrant's class of common stock, as of October 27, 2000, was 212,831,984 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES

                       Index to Form 10-Q Filing
          For the thirty-nine weeks ended September 24, 2000

                                                               Page No.
                                                               --------
Part I.   Financial Information

Item 1.   Financial Statements
            Consolidated Statement of Earnings                    3
            Consolidated Balance Sheet                           4-5
            Consolidated Statement of Cash Flows                 6-7
            Notes to Financial Statements                        8-20

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         21-26

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                           26-27

Part II.  Other Information

Item 1.   Legal Proceedings                                     27-28
Item 2.   Changes in Securities                           (not applicable)
Item 3.   Defaults upon Senior Securities                 (not applicable)
Item 4.   Submission of Matters to a Vote of Security
          Holders                                         (not applicable)
Item 5.   Other Information                               (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                       28

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 1999. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ending September 24, 2000, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   WEYERHAEUSER COMPANY


                                   By  /s/ K.J. Stancato
                                       -----------------
                                       K. J. Stancato
                                       Duly Authorized Officer and
                                       Principal Accounting Officer

November 3, 2000

Weyerhaeuser Company
-3-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                  CONSOLIDATED STATEMENT OF EARNINGS
    For the periods ended September 24, 2000, and September 26, 1999
    (Dollar amounts in millions except as noted and per share data)
                              (Unaudited)

                                           Thirteen          Thirty-nine
                                          weeks ended        weeks ended
                                        ----------------  ----------------
                                         Sept.    Sept.     Sept.    Sept.
                                          24,      26,       24,      26,
                                         2000     1999      2000     1999
                                        -------  -------  -------- -------
Net sales and revenues:
 Weyerhaeuser                           $3,349   $2,809   $10,573  $7,928
 Real estate and related assets            341      311       943     901
                                        -------  -------  -------- -------
Total net sales and revenues             3,690    3,120    11,516   8,829
                                        -------  -------  -------- -------
Costs and expenses:
 Weyerhaeuser:
  Costs of products sold                 2,533    2,046     7,857   5,940
  Depreciation, amortization and fee
   stumpage                                194      152       593     460
  Selling, general and administrative
   expenses                                240      192       760     550
  Research and development expenses         14       12        41      38
  Taxes other than payroll and income
   taxes                                    33       32       105      97
  Charges for integration and closure
   of facilities (Note 13)                  14       --        43      94
  Charge for settlement of hardboard
   siding claims (Note 14)                  --       --       130      --
  Charge for Year 2000 remediation          --        4        --      31
                                        -------  -------  -------- -------
                                         3,028    2,438     9,529   7,210
                                        -------  -------  -------- -------
 Real estate and related assets:
  Costs and operating expenses             282      257       777     735
  Depreciation and amortization              1        2         4       4
  Selling, general and administrative
   expenses                                 13       11        38      39
  Taxes other than payroll and income
   taxes                                     1        2         5       6
                                        -------  -------  -------- -------
                                           297      272       824     784
                                        -------  -------  -------- -------
Total costs and expenses                 3,325    2,710    10,353   7,994
                                        -------  -------  -------- -------
Operating income                           365      410     1,163     835
Interest expense and other:
 Weyerhaeuser:
  Interest expense incurred                 87       62       260     196
  Less interest capitalized                  4        3        13       7
  Equity in income of affiliates
   (Note 4)                                 17        5        42      13
  Other income (expense), net (Note 5)       3        1        (4)      8
 Real estate and related assets:
  Interest expense incurred                 22       18        61      56
  Less interest capitalized                 19       14        50      44
  Equity in income of unconsolidated
   subsidiaries (Note 4)                     9       18        62      29
  Other income (expense), net (Note 5)       5        2        12      12
                                        -------  -------  -------- -------
Earnings before income taxes and
 cumulative effect of a change in an
 accounting principle                      313      373     1,017     696
Income taxes (Note 6)                      114      136       371     254
                                        -------  -------  -------- -------
Earnings before cumulative effect of
 a change in an accounting principle       199      237       646     442
Cumulative effect of a change in an
 accounting principle (Note 1)              --       --        --      89
                                        -------  -------  -------- -------
Net earnings                            $  199   $  237   $   646  $  353
                                        =======  =======  ======== =======
Per common share (Note 2):
 Basic net earnings before cumulative
  effect of a change in an accounting
  principle                             $ 0.90   $ 1.18   $  2.84  $ 2.21
 Cumulative effect of a change in an
  accounting principle                     --       --        --    (0.45)
                                        -------  -------  -------- -------
                                        $ 0.90   $ 1.18   $  2.84  $ 1.76
                                        =======  =======  ======== =======
 Diluted net earnings before
  cumulative effect of a change in
  an accounting principle               $ 0.90   $ 1.18   $  2.83  $ 2.20
 Cumulative effect of a change in an
  accounting principle                     --       --        --    (0.44)
                                        -------  -------  -------- -------
                                        $ 0.90   $ 1.18   $  2.83  $ 1.76
                                        =======  =======  ======== =======
Dividends paid per share                $ 0.40   $ 0.40   $  1.20  $ 1.20
                                        =======  =======  ======== =======

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                      CONSOLIDATED BALANCE SHEET
               September 24, 2000, and December 26, 1999
                     (Dollar amounts in millions)

                                                        Sept.      Dec.
                                                         24,        26,
                                                        2000       1999
                                                    ----------  --------
                                                   (Unaudited)
Assets
------

Weyerhaeuser
  Current assets:
   Cash and short-term investments (Note 1)          $    73    $ 1,640
   Receivables, less allowances                        1,410      1,296
   Inventories (Note 7)                                1,469      1,329
   Prepaid expenses                                      367        278
                                                    ----------  --------
       Total current assets                            3,319      4,543

  Property and equipment (Note 8)                      8,045      7,560
  Construction in progress                               654        355
  Timber and timberlands at cost, less fee
   stumpage charged to disposals                       1,662      1,667
  Investments in and advances to equity affiliates
   (Note 4)                                              564        950
  Goodwill, net of accumulated amortization            1,146        792
  Other assets and deferred charges                      578        533
                                                    ----------  --------
                                                      15,968     16,400
                                                    ----------  --------
Real estate and related assets
  Cash and short-term investments                         14          3
  Receivables, less discounts and allowances              97         94
  Mortgage-related financial instruments, less
   discounts and allowances                               76         84
  Real estate in process of development
    and for sale                                         662        556
  Land being processed for development                   919        956
  Investments in unconsolidated entities, less
   reserves (Note 4)                                     186        124
  Other assets                                           135        122
                                                    ----------  --------
                                                       2,089      1,939
                                                    ----------  --------

       Total assets                                  $18,057    $18,339
                                                    ==========  ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-







                                                       Sept.      Dec.
                                                        24,        26,
                                                       2000       1999
                                                    ----------  --------
                                                   (Unaudited)
Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
  Current liabilities:
   Notes payable and commercial paper                $   862    $    54
   Current maturities of long-term debt (Note 11)         88        855
   Accounts payable (Note 1)                             927        961
   Accrued liabilities (Note 9)                          796      1,093
                                                    ----------  --------
       Total current liabilities                       2,673      2,963

  Long-term debt (Note 11)                             3,982      3,945
  Deferred income taxes (Note 6)                       2,209      1,985
  Deferred pension, other postretirement benefits
   and other liabilities                                 777        773
  Commitments and contingencies (Note 15)
                                                    ----------  --------
                                                       9,641      9,666
                                                    ----------  --------
Real estate and related assets
  Notes payable and commercial paper                     733        676
  Long-term debt (Note 11)                               428        479
  Other liabilities                                      367        345
  Commitments and contingencies (Note 15)
                                                    ----------  --------
                                                       1,528      1,500
                                                    ----------  --------
       Total liabilities                              11,169     11,166
                                                    ----------  --------
Shareholders' interest (Note 12)
  Common shares:  authorized 400,000,000 shares,
   issued and outstanding:  212,824,084 and
   226,039,188, $1.25 par value                          266        283
  Exchangeable shares; no par value; unlimited
   shares authorized; issued and held by
   nonaffiliates:  6,291,031 and 8,809,994               428        598
  Other capital                                        2,492      2,443
  Retained earnings                                    3,744      4,016
  Cumulative other comprehensive (expense)               (42)      (167)

                                                    ----------  --------
       Total shareholders' interest                    6,888      7,173
                                                    ----------  --------

       Total liabilities and shareholders' interest  $18,057    $18,339
                                                    ==========  ========

Weyerhaeuser Company
-6-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             ____________
                 CONSOLIDATED STATEMENT OF CASH FLOWS
    For the thirty-nine week periods ended September 24, 2000, and
                            September 26, 1999
                     (Dollar amounts in millions)
                              (Unaudited)
                                                      Consolidated
                                                   ------------------
                                                     Sept.     Sept.
                                                      24,       26,
                                                     2000      1999
                                                    --------  --------
Cash provided by (used for) operations:
 Net earnings                                       $   646   $   353
 Noncash charges (credits) to income:
  Depreciation, amortization and fee stumpage           597       464
  Deferred income taxes, net                            111       141
  Pension and other postretirement benefits            (128)      (67)
  Equity in (income) loss of affiliates and
   unconsolidated entities                             (104)      (42)
  Effect of a change in an accounting principle -
   net of taxes (Note 1)                                 --        89
  Charge for settlement of hardboard siding claims
   (Note 14)                                            130        --
  Charges for integration and closure of facilities
   (Note 13)                                             43        94
 Decrease (increase) in working capital:
  Receivables                                             7      (201)
  Inventories, real estate and land                    (153)      (82)
  Prepaid expenses                                     (101)       10
  Mortgage-related financial instruments                  4        17
  Accounts payable and accrued liabilities             (495)      131
 (Gain) loss on disposition of assets                    (6)       18
 Other                                                    6        (9)
                                                    --------  --------
Net cash provided by (used for) operations              557       916
                                                    --------  --------
Cash provided by (used for) investing activities:
 Property and equipment                                (520)     (301)
 Timber and timberlands                                 (56)      (35)
 Acquisition of businesses - net of cash acquired
  (Note 16)                                            (642)       --
 Investments in and advances to equity affiliates        71       (23)
 Proceeds from sale of:
  Property and equipment                                 23         9
  Businesses                                             --        80
  Mortgage-related financial instruments                  6        16
 Intercompany advances                                   --        --
 Other                                                   10        11
                                                    --------  --------
Net cash provided by (used for) investing
 activities                                          (1,108)     (243)
                                                    --------  --------
Cash provided by (used for) financing activities:
 Issuances of debt                                       12        34
 Notes and commercial paper borrowings, net             889      (128)
 Cash dividends                                        (274)     (240)
 Payments on debt                                      (971)     (322)
 Repurchase of common shares                           (808)       --
 Exercise of stock options                                9        91
 Other                                                  138       (15)
                                                    --------  --------
Net cash provided by (used for) financing
 activities                                          (1,005)     (580)
                                                    --------  --------
Net increase (decrease) in cash and short-term
 investments                                         (1,556)       93
Cash and short-term investments at beginning of year  1,643        35
                                                    --------  --------
Cash and short-term investments at end of period    $    87   $   128
                                                    ========  ========
Cash paid during the period for:
 Interest, net of amount capitalized                $   285   $   237
                                                    ========  ========
 Income taxes                                       $   217   $    18
                                                    ========  ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-








                     Real Estate and
   Weyerhaeuser       Related Assets
------------------  ------------------
  Sept.     Sept.     Sept.     Sept.
   24,       26,       24,       26,
  2000      1999      2000      1999
--------  --------  --------  --------

$   532   $   261   $   114   $    92

    593       460         4         4
    101       134        10         7
   (124)      (66)       (4)       (1)

    (42)      (13)      (62)      (29)

     --        89        --        --

    130        --        --        --

     43        94        --        --

     10      (194)       (3)       (7)
    (47)      (17)     (106)      (65)
   (101)       10        --        --
     --        --         4        17
   (518)       56        23        75
     (6)       18        --        --
     14        (8)       (8)       (1)
--------  --------  --------  --------
    585       824       (28)       92
--------  --------  --------  --------

   (504)     (292)      (16)       (9)
    (56)      (35)       --        --

   (642)       --        --        --
     30       (49)       41        26

     23         8        --         1
     --        80        --        --
     --        --         6        16
     (4)      (72)        4        72
     10        11        --        --
--------  --------  --------  --------

 (1,143)     (349)       35       106
--------  --------  --------  --------

     11        32         1         2
    832      (134)       57         6
   (274)     (240)       --        --
   (917)     (113)      (54)     (209)
   (808)       --        --        --
      9        91        --        --
    138       (15)       --        --
--------  --------  --------  --------

 (1,009)     (379)        4      (201)
--------  --------  --------  --------

 (1,567)       96        11        (3)
  1,640        28         3         7
--------  --------  --------  --------
$    73   $   124   $    14   $     4
========  ========  ========  ========

$   274   $   224   $    11   $    13
========  ========  ========  ========
$   160   $    16   $    57   $     2
========  ========  ========  ========

Weyerhaeuser Company
-8-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ____________
                     NOTES TO FINANCIAL STATEMENTS
 For the thirty-nine week periods ended September 24, 2000, and September
                                 26, 1999


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

Accounting Pronouncement Implemented

In the 1999 first quarter, the company implemented the Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, issued by the American Institute of Certified Public Accountants Accounting Standards Executive Committee, which required that the costs of start-up activities be expensed as incurred. In addition, this pronouncement required that all unamortized start-up costs on the balance sheet at the implementation date be written off as a cumulative effect of a change in an accounting principle. The company recorded an after-tax charge of $89 million, or $0.45 per share, in the first quarter to reflect this write-off. This charge included $9 million for the company's interest in the write-off of unamortized start-up costs in three of its 50 percent-owned equity affiliates.

Prospective Accounting Pronouncements

 . In June 1998, the Financial Accounting Standards Board (FASB) issued
  Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the measurement of derivatives at fair value and recognition in the balance sheet as an asset or liability, depending on the company's rights or obligations under the applicable derivative contract. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133, which responds to those requests by amending certain provisions of SFAS 133. SFAS 133 and the corresponding amendments under SFAS 138 will be effective as of the first quarter of the company's fiscal year 2001. Assuming that the company's current minimal involvement in derivatives and hedging activities continues after

Weyerhaeuser Company
-9-

  the effective date of this statement, the company believes that the future adoption of this statement will not have a material impact on its financial position, results of operations or cash flow.

 . In December 1999, the Securities and Exchange Commission (SEC) issued
  Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This SAB states that revenue should not be recognized until it is realized or realizable and earned and gives guidance on criteria to apply to make the determination. Originally, compliance with the accounting guidance contained in this SAB was applicable to the first quarter of fiscal years beginning after December 15, 1999. Subsequently, the SEC has issued deferrals that extend the compliance requirement until the fourth quarter of fiscal years beginning after December 15, 1999. Since the company's current revenue recognition policy effectively complies with this guidance, there will be no effect on the company's financial position, results of operations or cash flow.

 . In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all shipping and handling fees charged to customers be reported as revenues and all shipping and handling costs incurred by a seller be reported as operating expenses. Compliance with the EITF consensus is applicable for the fourth quarter of fiscal years beginning after December 15, 1999. The company has historically recorded certain shipping and handling costs as a reduction of gross sales, in accordance with standard industry practice. Compliance with the EITF consensus will require reclassification of these costs to operating expenses. However, there will be no effect on the company's financial position, results of operations or cash flow.

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

The notional amounts of these derivative financial instruments are $107 million and $385 million at September 24, 2000, and December 26, 1999, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, such as interest rates or exchange rates. The company's use of derivatives does not have a significant effect on the company's results of operations or its financial position.

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

Weyerhaeuser Company
-10-

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $397 million and $358 million at September 24, 2000, and December 26, 1999, respectively. The balances of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories are costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $234 million and $227 million greater at September 24, 2000, and December 26, 1999, respectively.

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

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $107 million and $185 million at September 24, 2000, and December 26, 1999, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheet.

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

Weyerhaeuser Company
-11-

Shareholders' Interest

The company has revised its presentation of repurchased company shares to
more closely reflect legal treatment of equity.   As a result, prior year
presentations of common shares, other capital and retained earnings have been restated.

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

Note 2:  Net Earnings Per Share

                                            Thirteen         Thirty-nine
                                          weeks ended        weeks ended
                                        ----------------  ----------------
                                         Sept.    Sept.     Sept.    Sept.
                                          24,      26,       24,      26,
                                         2000     1999      2000     1999
                                        -------  -------  -------- -------
Weighted average shares
 outstanding (thousands):
  Basic                                 220,495  200,307  227,676  200,307
  Dilutive effect of stock options           49      854      261      765
                                        -------  -------  -------- -------
  Diluted weighted average shares
   outstanding                          220,544  201,161  227,937  201,072
                                        =======  =======  ======== =======

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the period.

Weyerhaeuser Company
-12-

Options to purchase 150,000 shares at $53.06 per share, 1,516,300 shares at $53.75 per share, 537,329 shares at $56.78 per share, 2,500 shares at $68.41 per share and 205,900 shares at $65.56 per share were outstanding during the thirty-nine weeks ending September 24, 2000. Options to purchase 2,500 shares at $68.41 per share were outstanding during the thirty-nine weeks ending September 26, 1999. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3:  Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:

                                            Thirteen         Thirty-nine
                                          weeks ended        weeks ended
                                        ----------------  ----------------
                                         Sept.    Sept.     Sept.    Sept.
                                          24,      26,       24,      26,
Dollar amounts in millions               2000     1999      2000     1999
                                        -------  -------  -------- -------
Net earnings                            $  199   $  237   $  646   $  353
Other comprehensive income (expense):
 Foreign currency translation
  adjustments                               45       (8)     138       67
 Income tax (expense) on foreign
  currency translation adjustments          (3)       2      (13)     (11)
                                        -------  -------  -------- -------
Comprehensive income                    $  241   $  231   $  771   $  409
                                        =======  =======  ======== =======

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

Weyerhaeuser Company
-13-

 . ForestExpress, LLC - A 31.75 percent owned joint venture formed during 2000 to develop and operate a global, web-enabled, business-to-business marketplace for the forest products industry. Other equity members of the joint venture, which is headquartered in Atlanta, Georgia, include Georgia-Pacific Corp., International Paper and The Mead
  Corporation.

 . MAS Capital Management Partners, L.P. - A 50 percent owned limited partnership formed during 2000 for the purpose of providing investment management services to institutional and individual investors in the area of alternative investments.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:

                                                        Sept.      Dec.
                                                         24,        26,
Dollar amounts in millions                              2000       1999
                                                    ----------  --------
Current assets                                        $  263     $  525
Noncurrent assets                                      1,437      1,885
Current liabilities                                      199        275
Noncurrent liabilities                                   618        816

                                            Thirteen         Thirty-nine
                                          weeks ended        weeks ended
                                        ----------------  ----------------
                                         Sept.    Sept.     Sept.    Sept.
                                          24,      26,       24,      26,
Dollar amounts in millions               2000     1999      2000     1999
                                        -------  -------  -------- -------
Net sales and revenues                  $ 232    $ 203    $ 690    $ 544
Operating income                           30       19       93       66
Net income                                 19        8       63       17

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

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows:

                                                        Sept.      Dec.
                                                         24,        26,
Dollar amounts in millions                              2000       1999
                                                    ----------  --------
Current assets                                       $ 11,848   $ 11,457
Noncurrent assets                                         207        159
Current liabilities                                    10,498     10,577
Noncurrent liabilities                                    124        115


                                            Thirteen         Thirty-nine
                                          weeks ended        weeks ended
                                        ----------------  ----------------
                                         Sept.    Sept.     Sept.    Sept.
                                          24,      26,       24,      26,
Dollar amounts in millions               2000     1999      2000     1999
                                        -------  -------  -------- -------
Net sales and revenues                  $ 399    $ 200    $1,086   $  426
Operating income                          168       86       472      227
Net income                                127       70       399      183

The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Weyerhaeuser Company
-14-

Note 5:  Other Income (Expense), Net

Other income (expense) is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. There were no significant individual items in 2000 or 1999.

Note 6:  Income Taxes

Provisions for income taxes include the following:           Thirty-nine
                                                             weeks ended
                                                          ----------------
                                                            Sept.    Sept.
                                                             24,      26,
Dollar amounts in millions                                  2000     1999
                                                          -------- -------
Federal:
  Current                                                 $  139   $   76
  Deferred                                                    83      112
                                                          -------- -------
                                                             222      188
                                                          -------- -------
State:
  Current                                                     19       13
  Deferred                                                     5        5
                                                          -------- -------
                                                              24       18
                                                          -------- -------
Foreign:
  Current                                                    102       24
  Deferred                                                    23       24
                                                          -------- -------
                                                             125       48
                                                          -------- -------
Income taxes before cumulative effect of a change in
 an accounting principle                                     371      254
Deferred taxes applicable to the cumulative effect of
 a change in an accounting principle                          --      (52)
                                                          -------- -------
                                                          $  371   $  202
                                                          ======== =======

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended September 24, 2000, and September 26, 1999, the company's provision for income taxes as a percent of earnings before income taxes and cumulative effect of a change in an accounting principle is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rate for the thirty-nine week periods ended September 24, 2000, and September 26, 1999, was 36.5%.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 7:  Inventories

                                                        Sept.      Dec.
                                                         24,        26,
Dollar amounts in millions                              2000       1999
                                                    ----------  --------
Logs and chips                                      $    210    $   197
Lumber, plywood, panels and engineered wood              353        297
Pulp and paper                                           208        161
Containerboard, paperboard and packaging                 186        160
Other products                                           196        207
Materials and supplies                                   316        307
                                                    ----------  --------
                                                    $  1,469    $ 1,329
                                                    ==========  ========

Weyerhaeuser Company
-15-

Note 8:  Property and Equipment

                                                        Sept.      Dec.
                                                         24,        26,
Dollar amounts in millions                              2000       1999
                                                    ----------  --------
Property and equipment, at cost:
  Land                                              $    225    $   219
  Buildings and improvements                           2,138      1,933
  Machinery and equipment                             11,165     10,499
  Rail and truck roads                                   691        577
  Other                                                  162        149
                                                    ----------  --------
                                                      14,381     13,377

Less allowance for depreciation and amortization       6,336      5,817
                                                    ----------  --------
                                                    $  8,045    $ 7,560
                                                    ==========  ========

Note 9:  Accrued Liabilities

                                                        Sept.      Dec.
                                                         24,        26,
Dollar amounts in millions                              2000       1999
                                                    ----------  --------
Payroll - wages and salaries, incentive awards,
 retirement and vacation pay                        $    402    $   413
Taxes - Social Security and real and personal
 property                                                 65         48
Product warranties                                        17         83
Interest                                                  66        105
Income taxes                                               4         58
Other                                                    242        386
                                                    ----------  --------
                                                    $    796    $ 1,093
                                                    ==========  ========

Note 10:  Short-Term Debt

Lines of Credit

The company had short-term bank credit lines of $865 million and $515 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at September 24, 2000, and December 26, 1999, respectively. No portions of these lines have been availed of by the company or WRECO at September 24, 2000, or December 26, 1999. None of the entities referred to above is a guarantor of the borrowing of the other. In addition, the company's wholly owned Canadian subsidiary has short-term bank credit lines that provide for the borrowings of up to $700 million and $745 million at September 24, 2000, and December 26, 1999, respectively. No portions of these lines have been availed of by the company's subsidiary.

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

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $400 million at September 24, 2000, and December 26, 1999.

No portion of these lines has been availed of by the company at September 24, 2000, and December 26, 1999, except as noted.

The company's compensating balance agreements were not significant.

Weyerhaeuser Company
-16-

Note 12:  Shareholders' Interest

Common Shares

A reconciliation of common share activity for the periods ending
September 24, 2000, and December 26, 1999, is as follows:

                                                        Sept.      Dec.
                                                         24,        26,
In thousands                                            2000       1999
                                                    ----------  --------
Balance at beginning of year                          226,039   199,009
  New issuance                                             45    20,157
  Retraction of exchangeable shares                     2,712     4,568
  Repurchase of common shares                         (16,182)      --
  Stock options exercised                                 210     2,305
                                                    ----------  --------
Balance at end of period                              212,824   226,039
                                                    ==========  ========

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

A reconciliation of Exchangeable Share activity for the periods ending September 24, 2000, and December 26, 1999, is as follows:

                                                        Sept.      Dec.
                                                         24,        26,
In thousands                                            2000       1999
                                                    ----------  --------
Balance at beginning of year                            8,810        --
  New issuance                                            193    13,373
  Debentures converted to exchangeable shares              --         5
  Retraction                                           (2,712)   (4,568)
                                                    ----------  --------
Balance at end of period                                6,291     8,810
                                                    ==========  ========

Cumulative Other Comprehensive (Expense)

The company's cumulative other comprehensive (expense) includes:

                                                        Sept.      Dec.
                                                         24,        26,
Dollar amounts in millions                              2000       1999
                                                    ----------  --------
Foreign currency translation adjustments               $ (34)    $ (159)
Minimum pension liability adjustment                      (8)        (8)
                                                    ----------  --------
                                                       $ (42)    $ (167)
                                                    ==========  ========

Note 13:  Charges for Integration and Closure of Facilities

In 2000, the company incurred $43 million of pretax charges related to the MacMillan Bloedel acquisition. These expenditures included a $7 million accrual for the closure of a Weyerhaeuser containerboard packaging plant and $36 million of costs incurred for the transition and integration of activities.

Weyerhaeuser Company
-17-

During the 1999 first quarter, the company recorded a pretax charge of $94 million for the impairment and disposition of certain long-lived assets. This charge was related to the company's decision to sell its composite products business and ply-veneer facility and close a chip export facility. These facilities, with a net book value of $160 million, were located in Springfield, Oregon; Moncure, North Carolina; Adel, Georgia; and Coos Bay, Oregon. The composite products business and ply-veneer facility were sold in the second quarter of 1999. The export chip facility was closed in the fourth quarter of 1999.

Note 14:  Charge for Settlement of Hardboard Siding Claims

In the 2000 second quarter, the company took a pretax charge of $130 million ($82 million net of income taxes) to cover estimated costs of a nationwide class action settlement and claims related to hardboard siding. The settlement is subject to court approval and other conditions in the agreement. In July 2000, the proposed settlement received preliminary approval from the Superior Court, San Francisco County, California. The court set December 21, 2000, as the date for a final settlement approval hearing. This is a claims-based settlement, which means that the claims will be paid as submitted over a nine-year period. An independent adjuster will review each claim submitted and determine if it qualifies for payment under the terms of the settlement agreement.

Note 15:  Commitments and Contingencies

The company's capital expenditures, excluding acquisitions, are expected to be approximately $800 million in 2000, as compared to actual expenditures of $566 million in 1999. However, the expected expenditure level could be increased or decreased as a consequence of future economic conditions.

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

Note 16:  Acquisitions

MacMillan Bloedel Limited

On November 1, 1999, the company completed its acquisition of MacMillan Bloedel Limited (MB) following the approval of the transaction by the shareholders of MB and securing all regulatory approvals in the United States, Canada and other jurisdictions. The total purchase price updated through September 24, 2000, including assumed debt of $703 million, totaled $3,022 million. Through September 24, 2000, the company issued 20 million common shares, and its wholly owned Canadian subsidiary, Weyerhaeuser Company Ltd., issued 14 million Exchangeable Shares to fund the transaction. At the option of the holder, the Exchangeable Shares may be exchanged for Weyerhaeuser common shares on a one-for-one basis. In addition, the company issued replacement options in exchange for outstanding MB options with the number of shares and the exercise price appropriately adjusted by the exchange ratio.

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

The purchase price to MB shareholders of $2,319 million was calculated as follows:

Weyerhaeuser common and exchangeable shares issued
 through September 24, 2000                                  33,767,088
Multiplied by the average market price (U.S.)               $    67.953
                                                            ------------
Value of common and exchangeable shares issued              $     2,294
Value of replacement options issued for MB stock options             25
                                                            ------------
     Total purchase price                                   $     2,319
                                                            ============

Weyerhaeuser Company
-18-

The purchase price to MB shareholders, plus estimated direct transaction costs and expenses, additional accrued liabilities and the deferred tax effect of applying purchase accounting at November 1, 1999, over the historical net assets of MB, was calculated as follows:


Dollar amounts in millions
Purchase price to MB shareholders                           $    2,319
Direct transaction costs and expenses                               18
Additional accrued liabilities                                      99
Deferred tax effect of applying purchase accounting                375
Less:  historical net assets                                      (951)
                                                            ------------
     Total excess costs                                     $    1,860
                                                            ============

The above calculation of excess purchase price is preliminary. The company will finalize this allocation by November 1, 2000. As of September 24, 2000, the excess purchase price was allocated as follows:

Dollar amounts in millions
Plant, property and equipment, timber and timberlands,
 and investment in equity affiliates                        $    1,030
Goodwill                                                           830
                                                            ------------
     Total excess costs                                     $    1,860
                                                            ============

Property, plant and equipment are being depreciated over an average of 20 years. The cost of timber and timberlands is charged to expense as the related timber is harvested, estimated to be 25 to 40 years. Goodwill is being amortized on a straight-line basis over 40 years.

The summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of fiscal year 1999, is as follows:

Pro Forma Information (unaudited)
                                                         Thirty-nine
                                                         weeks ended
Dollar amounts in millions                              Sept. 26, 1999
                                                        --------------
Net sales and revenues                                  $    10,944
Net earnings before the cumulative effect of a change
 in an accounting principle                                     501
Net earnings                                                    409
Earnings per share:
  Basic                                                 $      1.75
  Diluted                                               $      1.72

TJ International

On January 6, 2000, the company acquired a controlling interest in TJ International (TJI), a 51 percent owner and managing partner of Trus Joist MacMillan (TJM), through a successful tender offer that represented more than 90 percent of the total number of outstanding shares. The company had acquired a 49 percent interest in TJM through its acquisition of MacMillan Bloedel, completed in November 1999. On January 21, 2000, the company completed the acquisition through the filing of a short-term merger document. This acquisition was completed under the terms of an offer by the company to purchase all outstanding shares of TJI for $42 per share and stock option cash-outs of certain TJI management personnel. The total purchase price, including assumed debt of $142 million, was $877 million.

The company accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired company were included in the Consolidated Balance Sheet and the operating results were included in the Consolidated Statement of Earnings beginning January 6, 2000.

Weyerhaeuser Company
-19-

The purchase price, plus estimated direct transaction costs and expenses, and the deferred tax effect of applying purchase accounting as of September 24, 2000, was calculated as follows:

Dollar amounts in millions
Purchase price of tender offer and stock option cash-out    $      735
Direct transaction costs and expenses                               21
Deferred tax effect of applying purchase accounting                116
Less:  historical net assets                                      (242)
                                                            ------------
     Total excess costs                                     $      630
                                                            ============

The above calculation of excess purchase price is preliminary. The company will finalize this allocation by January 6, 2001. As of September 24, 2000, the excess purchase price was allocated as follows:

Dollar amounts in millions
Property, plant and equipment                               $      288
Goodwill                                                           342
                                                            ------------
     Total excess costs                                     $      630
                                                            ============

Property, plant and equipment are being depreciated over an average of 20 years. Goodwill is being amortized on a straight-line basis over 40 years.

Australian Sawmills and Distribution Capabilities

During the 2000 second quarter, the company completed its previously announced acquisition of two sawmills and related assets in Australia from CSR Ltd. of Australia.

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

Weyerhaeuser Company
-20-

An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                            Thirteen         Thirty-nine
                                          weeks ended        weeks ended
                                        ----------------  ----------------
                                          Sept.   Sept.     Sept.    Sept.
                                           24,     26,       24,      26,
Dollar amounts in millions                2000    1999      2000     1999
                                        -------  -------  -------- -------
Sales to and revenues from
 unaffiliated customers:
  Timberlands                           $  151   $  166   $   795  $  495
  Wood products                          1,606    1,337     5,092   3,865
  Pulp, paper and packaging              1,546    1,253     4,550   3,435
  Real estate and related assets           341      311       943     901
  Corporate and other                       46       53       136     133
                                        -------  -------  -------- -------
                                         3,690    3,120    11,516   8,829
                                        -------  -------  -------- -------
Intersegment sales:
  Timberlands                              212      132       681     383
  Wood products                             64       65       196     162
  Pulp, paper and packaging                 51       26       110      82
  Corporate and other                        5        4        11       8
                                        -------  -------  -------- -------
                                           332      227       998     635
                                        -------  -------  -------- -------
Total sales and revenues                 4,022    3,347    12,514   9,464
Intersegment eliminations                 (332)    (227)     (998)   (635)
                                        -------  -------  -------- -------
                                        $3,690   $3,120   $11,516  $8,829
                                        =======  =======  ======== =======

Approximate contribution (charge) to
 earnings (1):
  Timberlands                           $  111   $  130   $   437  $  392
  Wood products                             55      202       187     363
  Pulp, paper and packaging                252      105       675     180
  Real estate and related assets (1)        54       56       181     147
  Corporate and other                      (76)     (61)     (216)   (197)
                                        -------  -------  -------- -------
                                           396      432     1,264     885

Interest expense                            87       62       260     196
Less capitalized interest                    4        3        13       7
                                        -------  -------  -------- -------
Earnings before income taxes and the
 cumulative effect of a change in
 an accounting principle                   313      373     1,017     696
Income taxes                               114      136       371     254
                                        -------  -------  -------- -------
Earnings before the cumulative
 effect of a change in an
 accounting principle                      199      237       646     442
Cumulative effect of a change in an
 accounting principle                       --       --        --      89
                                        -------  -------  -------- -------
                                        $  199   $  237   $   646  $  353
                                        =======  =======  ======== =======

There were no material changes from year-end 1999 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $3 million and $4 million for the thirteen weeks and $11 million and $12 million for the thirty-nine weeks ended September 24, 2000, and September 26, 1999, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

Weyerhaeuser Company
-21-

                 WEYERHAEUSER COMPANY AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

Consolidated Results

Consolidated net earnings for the third quarter were $199 million, or $0.90 basic and diluted earnings per share, a decrease of 16 percent from 1999 third quarter earnings of $237 million, or $1.18 basic and diluted earnings per share.

Consolidated net sales and revenues for the quarter were $3.7 billion, an increase of 18 percent over the $3.1 billion reported in the same period last year.

The third quarter results were negatively impacted by weak markets for wood products, but benefited from the strong performance of the pulp, paper and packaging sector, the addition of the MacMillan Bloedel Limited (MB) and Trus Joist International (TJI) acquisitions and the related acquisition synergies the company is achieving.

Year-to-date earnings were $646 million, or $2.84 basic earnings per share ($2.83 diluted) compared to $353 million, or $1.76 basic and diluted earnings per share for the prior year. The year-to-date results include an after-tax charge of $82 million, or $0.36 per share, to cover estimated costs of a nationwide class action settlement and claims related to hardboard siding. See Note 14 of Notes to Financial Statements. Prior year results were impacted by an after-tax charge of $89 million, or $0.45 per share from the cumulative effect of a change in an accounting principle and $60 million, or $0.30 per share associated with the impairment of long-lived assets. See Notes 1 and 13 of Notes to Financial Statements. Earnings before these charges were $728 million, or $3.20 basic earnings per share, in 2000, compared to $502 million, or $2.51 per share, in 1999.

Consolidated net sales and revenues year to date were $11.5 billion, up 30 percent from $8.8 billion in the prior year.

Timberlands

Third quarter operating earnings for the timberlands segment were $111 million, a 15 percent decrease from $130 million reported last year. Year-to-date segment operating earnings of $437 million compares to $392 million reported in 1999.

Sales to unaffiliated customers were $151 million, down 9 percent from $166 million in the 1999 third quarter. Intersegment sales were $212 million compared to $132 million reported a year ago, primarily due to acquisition related increases. After weakening throughout much of the quarter due to soft lumber markets, domestic log prices stabilized during September. Domestic log prices, however, remain below last year's levels, a trend the company expects to continue through the fourth quarter. Export markets strengthened during the quarter, resulting in September prices reaching their highest levels since 1997. Export markets may weaken during the fourth quarter due to seasonal factors.

Wood Products

This segment recorded operating earnings of $55 million for the quarter, a 73 percent decrease from a record $202 million in the same quarter last year. Year-to-date operating earnings of $187 million included a $130 million pretax charge to cover estimated costs of the nationwide class action settlement and claims related to hardboard siding. Operating earnings for the first nine months of 1999 were $363 million, which included $94 million in pretax charges related to the impairment and disposition of certain long-lived assets. Excluding these charges, the segment earned $317 million in the first nine months of 2000 compared to $457 million in 1999. The markets for most of the company's wood products continued to weaken during the quarter, leading to lower earnings. The addition of the MB and TJI acquisitions contributed to higher sales volumes for most products, but realizations were impacted by lower prices. An exception was the demand for engineered wood products, which held up well during the quarter. At the end of the quarter, softwood lumber prices had stabilized but market conditions remain weak.

Sales were $1.6 billion in the quarter, up 20 percent from the $1.3 billion reported for the third quarter of 1999.

Weyerhaeuser Company
-22-

Third party sales and total production volumes for the major products in the timberlands and wood products segments for the thirteen and thirty-nine weeks ended September 24, 2000, and September 26, 1999, are as follows:

                                            Thirteen         Thirty-nine
                                          weeks ended        weeks ended
                                        ----------------  ----------------
                                          Sept.    Sept.    Sept.    Sept.
                                           24,      26,      24,      26,
Third party sales volumes (millions)      2000     1999     2000     1999
------------------------------------    -------  -------  -------- -------
Timberlands:
 Raw materials - cubic feet                 64       72      478      212
Wood products:
 Softwood lumber - board feet            1,804    1,408    5,386    4,122
 Softwood plywood and veneer -
  square feet (3/8")                       572      476    1,666    1,394
 Composite panels - square feet (3/4")      97       54      292      333
 Oriented strand board - square
  feet (3/8")                              761      616    2,431    1,960
 Hardwood lumber - board feet              100       97      299      300
 Hardwood doors (thousands)                200      193      564      567
 Raw materials - cubic feet                 90       67      273      200

Total production volumes (millions)
-----------------------------------
Timberlands:
 Logs - cubic feet                         182      129      559      386
Wood products:
 Softwood lumber - board feet            1,322    1,067    4,206    3,260
 Softwood plywood and veneer -
  square feet (3/8")                       320      260      987      773
 Composite panels - square feet
  (3/4")                                    50       18      163      246
 Oriented strand board - square
  feet (3/8")                              851      589    2,516    1,726
 Hardwood lumber - board feet               94       95      291      286
 Hardwood doors (thousands)                202      194      573      564
 Logs - cubic feet                         119      132      362      384

Pulp, Paper and Packaging

Operating earnings for the quarter were $252 million, a 140 percent increase over $105 million reported in the third quarter of 1999. Year-to-date operating earnings of $675 million are ahead of prior year earnings of $180 million.

Third quarter sales were $1.5 billion, a 23 percent increase over $1.3 billion in the same quarter a year ago. Strong earnings in the segment were driven by higher prices and the addition of the MB containerboard and packaging business. The segment's earnings were unfavorably impacted by extended downtime during the quarter due to equipment failure at the Prince Albert pulp mill. Orders for market pulp and containerboard from the non-Japanese Asian markets were lower in the quarter and this weakness is continuing into the fourth quarter. This decline in orders will result in lower production levels in the company's pulp and containerboard businesses during the fourth quarter.

Weyerhaeuser Company
-23-

Third party sales and total production volumes for the major products in this segment for the thirteen and thirty-nine weeks ended September 24, 2000, and September 26, 1999, are as follows:

                                            Thirteen         Thirty-nine
                                          weeks ended        weeks ended
                                        ----------------  ----------------
                                          Sept.   Sept.     Sept.    Sept.
                                           24,     26,       24,      26,
Third party sales volumes (thousands)     2000    1999      2000     1999
------------------------------------    -------  -------  -------- -------
 Pulp - air-dry metric tons                 541      561     1,563   1,675
 Paper - tons                               408      360     1,171   1,086
 Paperboard - tons                           64       65       192     183
 Containerboard - tons                      195      118       721     373
 Packaging - MSF                         13,086   11,329    39,883  33,877
 Recycling - tons                           764      709     2,280   2,075

Total production volumes (thousands)
------------------------------------
 Pulp - air-dry metric tons                 574      555     1,707   1,632
 Paper - tons                               391      343     1,190   1,117
 Paperboard - tons                           68       68       193     188
 Containerboard - tons                      782      634     2,635   1,851
 Packaging - MSF                         13,817   11,626    41,950  35,421
 Recycling - tons                         1,073    1,064     3,312   3,166

Real Estate and Related Assets

The segment earned $54 million in the quarter, a 4 percent decrease from $56 million in the same quarter last year. Year-to-date operating earnings of $181 million exceed last year's earnings of $147 million by 23 percent. Year-to-date 2000 earnings include a $21 million gain on the sale of assets within a real estate joint venture. Third quarter revenues were $341 million in 2000 compared to $311 million in 1999. While national new home sales appear to be weakening, housing demand remains strong in the markets in which the company operates.

Costs and Expenses

Third quarter costs and expenses were $3.3 billion, a 23 percent increase over the same period last year. The increase includes the incremental operating and one-time transition costs related to the MB and TJI acquisitions. Weyerhaeuser's costs of products sold, as a percentage of net sales, was 76 percent for the current quarter as compared to 73 percent for the third quarter of 1999, due to lower sales prices in the current quarter. As of the end of the third quarter of 2000, the company has achieved $83 million in synergies associated with the integration of the MB and TJI acquisitions, of which $35 million was achieved in the third quarter.

The increase in the real estate and related assets segment's costs and expenses can be attributed to increased sales volumes over the same period last year.

Other income (expense) is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. There were no significant individual items in the third quarter of 2000 or 1999.

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

Weyerhaeuser Company
-24-

 . The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Year-to-date consolidated net cash provided by operations was $557 million, a decrease of $359 million from $916 million provided in 1999.

Cash provided by operations before net changes in working capital was $1,295 million, an increase of $254 million over the $1,041 million provided in the first nine months of 1999. This increase was due primarily to increases of $293 million in net earnings and $133 million in depreciation, amortization and fee stumpage over 1999, which resulted from additional assets acquired in the MB and TJI acquisitions. In addition, a $130 million noncash charge was recognized in 2000 for the settlement of hardboard siding claims. Significant noncash charges in 1999 included $89 million, net of income taxes, for the effect of a change in an accounting principle and $94 million for impairment and disposition of certain long-lived assets. These charges were offset, in part, by increases of $61 million in pension and other postretirement benefits and $62 million in equity earnings of affiliates and unconsolidated entities.

Cash required for working capital by Weyerhaeuser for the first nine months of 2000 was $656 million, an increase of $511 million over the 1999 requirement for the same period. Requirements for 2000, net of the effects of the TJI and Australian acquisitions, included increases of $47 million in inventories and $101 million in prepaid expenses along with a decrease of $518 million in accounts payable and accrued liabilities. The inventory increase was across all product lines with an inventory turnover rate of
10.7 turns for the current quarter compared to 10.9 turns in the 2000 second quarter and 12.4 turns in the 1999 third quarter. The increase in prepaid expenses consists of payments for deferred charges, deposits and advances, including timber-cutting rights. Accrued liabilities that have decreased since year-end 1999 include payroll, product warranties, interest and income taxes.

Real estate and related assets working capital cash outflows included $106 million expended for the acquisition and development of land and residential lots for construction in excess of products sold.

Year-to-date earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

 . Timberlands - $497 million, an increase of $68 million over $429 million reported in 1999. This reflects increases in both operating earnings and depreciation, amortization and fee stumpage.

 . Wood products - $499 million compared to $582 million in 1999. Operating earnings declined by $176 million while depreciation increased by $54 million. 2000 included a noncash charge of $130 million to cover the estimated costs of the hardboard siding claim. 1999 included a noncash charge of $94 million for the impairment and disposition of certain long-lived assets.

 . Pulp, paper and packaging - $990 million compared to $456 million in 1999 as a result of significantly improved operating earnings and increased depreciation.

Investing

Capital expenditures, excluding acquisitions, for the first nine months were $576 million compared to $336 million a year ago. 2000 capital spending by segment was $86 million for timberlands, $206 million for wood products, $252 million for pulp, paper and packaging, $16 million for real estate and related assets, and $16 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions, to approximate $800 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

During the first nine months of the year, the company expended $48 million to acquire two sawmills and distribution capabilities in Australia and $594 million to complete its tender offer for the stock of TJI.

The cash needed to meet capital expenditures, investments and other requirements was generated principally from internal cash flows and the redemption of short-term securities held at year-end 1999.

Weyerhaeuser Company
-25-

Financing

Year to date, Weyerhaeuser has decreased its interest-bearing debt by $74 million. Payments of $917 million on long-term debt obligations were offset, in part, by an increase of $832 million in commercial paper borrowings. The company's debt to total capital ratio was 37 percent at the end of the quarter. This is comparable to 36 percent at both the end of the 1999 third quarter and year end 1999.

The real estate and related assets segment increased third party debt by $4 million to finance real estate purchases. This was the net of $58 million provided by commercial paper and other borrowings less $54 million used to pay off scheduled note maturities.

Cash dividends of $274 million were paid in the first nine months of 2000 compared to $240 million in 1999. This reflects the additional shares issued in the MB acquisition.

During the first nine months of 2000, the company expended $808 million to purchase 16.2 million of its common shares. This completed the 12 million share repurchase program authorized by the board of directors in January and commenced a second program authorized in June to repurchase an additional 10 million shares, which should be completed within a year.

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

The ESA automatically prohibits the "take" of species listed as endangered and gives NMFS authority to prohibit the "take" of species it lists as threatened. In the second quarter, NMFS announced adoption of rules to prohibit "take" of the salmon species it has listed as threatened, except "incidental take" that may result from activities regulated under state or local programs approved by NMFS. The rules became effective September 8, 2000, for steelhead and will become effective January 8, 2001, for most threatened salmon species. State agencies and local governments are reviewing their environmental regulations regarding forestry and other land use activities and are considering adoption of stronger regulations to help protect habitat for such species and obtain such approvals from NMFS. Requirements to protect habitat for threatened and endangered species have resulted in restrictions in timber harvests on nonfederal timberlands, including some timberlands of the company.

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

The company has established reserves for remediation costs on all of the approximately 115 active sites across our operations as of the end of September 2000 in the aggregate amount of $61 million, compared to $45 million at the end of 1999. This increase reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company has accrued remediation costs of $23 million and $16 million in the first nine months of 2000 and 1999, respectively. The company incurred remediation costs of $7 million and $8 million during the first nine months of 2000 and 1999, respectively, and charged these costs against the reserve.

Weyerhaeuser Company
-26-

Legal Proceedings

The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took an after-tax charge of $82 million to cover the estimated cost of the settlement and related claims. In July 2000, the proposed settlement received preliminary approval from the Superior Court, San Francisco County, California. The court set December 21, 2000, as the date for a final settlement approval hearing.

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

 . On October 2, 2000, the company's wholly owned Canadian subsidiary,
  Weyerhaeuser Company Limited, announced the closure of an agreement to acquire the operations of Coast Mountain Hardwoods, a subsidiary of Advent International Corp., in British Columbia. Terms were not disclosed. The purchase includes a hardwood lumber mill producing more than 42 million board feet (MMBF) annually; dry kilns with annual capacity of 20 MMBF; an abrasive planer that produces more than 25 MMBF annually; and five volume-based forest licenses dispersed in the Vancouver, B.C. forest region. Weyerhaeuser's hardwoods business will manage the facility in conjunction with Weyerhaeuser Company Limited and continue to serve as the sole marketer for Coast Mountain's hardwood products.

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

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activity, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company does not hold or issue derivative financial instruments for trading. They are used to manage well-defined interest rate and foreign exchange risks. These include:

 . Foreign exchange contracts, which are hedges for foreign denominated accounts receivable and accounts payable. These contracts generate gains or losses that are recognized at the contracts' respective settlement dates. At September 24, 2000, the company had a long position in Canadian dollars with a fair value of $52 million, a long position in German DMs with a fair value of $1 million and a short position in Japanese yen with a fair value of $19 million. The corresponding contract values are $51 million, $2 million and $21 million, respectively.

 . Interest rate swaps entered into with major financial institutions in which the company pays a fixed rate and receives a floating rate, with the interest payments being calculated on a notional amount. The notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives.

At September 24, 2000, the company had one interest rate swap with a maturity date of November 6, 2001, and a notional amount of $75 million with a fixed interest rate of 6.85 percent. The variable rate at September 24, 2000, based on the 30-day LIBOR, was 6.62 percent, with the fair value of the swap being a loss of $1.5 million. The amount of the obligation

Weyerhaeuser Company
-27-

under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to these financial instruments; however, the company does not expect its counterparties to fail to meet their obligations. The company deals only with highly rated counterparties.


Part II.  Other Information

Item 1.  Legal Proceedings

The company conducted a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with federal Prevention of Significant Deterioration (PSD) regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. All PSD compliance issues identified in the review have been resolved, except for PSD issues at the company's Springfield, Oregon, containerboard facility. A final decision is expected to be made by the Lane Regional Air Pollution Control Authority (Lane County, Oregon) concerning alleged PSD and permit violations at the company's Springfield, Oregon, containerboard manufacturing facility upon issuance of the facility's Title V permit in 2000. In addition, the company has conducted a review of two wood products facilities that were recently acquired to evaluate their compliance with PSD and new source review regulations.

The company has entered into a proposed class action settlement of hardboard siding claims against the company. The settlement class consists of all persons who own or owned structures in the United States on which the company's hardboard siding has been installed from January 1, 1981 through December 31, 1999. The proposed settlement received preliminary approval from the Superior Court, San Francisco County, California on July 12, 2000. The court set December 21, 2000, as the date for a hearing on final approval of the proposed settlement. The company took an after-tax charge of $82 million in the second quarter to cover the estimated cost of the settlement and related costs. If the proposed nationwide class action settlement is approved, two cases in which class actions have been claimed but not certified in Oregon and Texas and one case in Washington claiming a class that has been dismissed and is now on appeal will be dismissed. Cases pending in South Carolina and Iowa in which statewide classes have been sought but not certified, could proceed as individual cases but could not be certified as class actions on behalf of any claimants included in a certified nationwide class. At the end of the third quarter, the company also was a defendant in about 25 nonclass hardboard siding cases involving primarily multi-family structures and residential developments.

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

Weyerhaeuser Company
-28-


Item 1.  Legal Proceedings - Continued

In April 2000, the Environmental Protection Agency (Region X) issued a notice of violation (NOV) and proposed penalty of $194 thousand to the company's Mountain Pine, Arkansas, manufacturing facility. The NOV alleges the facility was in violation of its Title V operating permit because it had reported multiple instances in which the mill's two boilers had exceeded pressure drop and scrubber flow rate requirements in its permits. The company has appealed the proposed penalty. Settlement negotiations are ongoing.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

27     Financial Data Schedules

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 24, April 20, July 10, July 18, and October 23, 2000, reporting information under Item 5, Other Events.

The registrant filed a Form 8-K on January 10, 2000, which amended a Form 8-K dated November 9, 1999, reporting information under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

Weyerhaeuser Company and Subsidiaries


EXHIBITS INDEX

-------------------------------------------------------------------------


Exhibits:

27 -   Financial Data Schedules