Form 10-K
period 2000-12-31
WEYERHAEUSER CO
filed 2001-03-16
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-K

                         ANNUAL REPORT PURSUANT TO
         X               SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT
                         OF 1934

                         For the fiscal year ended December 31, 2000, or


                         TRANSITION REPORT PURSUANT
                         TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE
                         ACT OF 1934

                         For the transition period
                         from _______ to _________


                     Commission File Number 1-4825

                         WEYERHAEUSER COMPANY

    A Washington Corporation              (IRS Employer Identification
                                                No. 91-0470860)


                 Federal Way, Washington  98063-9777
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

As of March 2, 2001, 214,583,863 shares of the registrant's common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant's voting shares held by non-affiliates was approximately $11,662,633,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference into Parts I, II and IV.

Portions of the Notice of 2001 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III.

Weyerhaeuser Company and Subsidiaries

TABLE OF CONTENTS


-------------------------------------------------------------------------


PART I                                                            Page
                                                                  ----
Item 1.   Business                                                  3
Item 2.   Properties                                                7
Item 3.   Legal Proceedings                                        10
Item 4.   Submission of Matters to a Vote of Security Holders      11


PART II

Item 5.   Market Price of and Dividends on the Registrant's
          Common Equity and Related Stockholder Matters            12
Item 6.   Selected Financial Data                                  12
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk                                                     12
Item 8.   Financial Statements and Supplementary Information       12
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                      12


PART III

Item 10.  Directors and Executive Officers of the Registrant       13
Item 11.  Executive Compensation                                   14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                               14
Item 13.  Certain Relationships and Related Transactions           14


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                              15


          Signatures                                               17

          Report of Independent Public Accountants on Financial
          Statement Schedules                                      18
          Schedule II  Valuation and Qualifying Accounts           19

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

Information with respect to the description and general development of the company's business, included on pages 40 through 44, Description of the Business of the Company, contained in the company's 2000 Annual Report to Shareholders, is incorporated herein by reference.

Financial information with respect to industry segments and geographical areas, included in Notes 19 and 20 of Notes to Financial Statements contained in the company's 2000 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands

The company is engaged in the management of 5.9 million acres of company-owned and .5 million acres of leased commercial forestland in North America, most of it highly productive and located extremely well to serve both domestic and international markets. The company also has renewable, long-term licenses on
31.6 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations. The standing timber inventory on these lands is approximately 588 million cunits (a cunit is 100 cubic feet of solid wood). The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. To sustain the timber supply from its fee timberlands, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

                      Inventory    Thousands of Acres at December 31 2000
                      ---------   ------------------------------------------
                       Millions                Long-
                          of           Fee      term    License
                        Cunits      Ownership  Leases Arrangements  Total
                      ---------   -----------  ------ ------------ ---------
Geographic Area
United States
   West                   52          1,949       -         -         1,949
   South                  45          3,325      422        -         3,747
                      ---------   -----------  ------ ------------ ---------
Total United States       97          5,274      422        -         5,696
                      ---------   -----------  ------ ------------ ---------

Canada
   Alberta                99             -        -      7,500        7,500
   British Columbia      202            663       -      5,749        6,412
   New Brunswick           1             -        -        177          177
   Ontario                71              1       -      6,665        6,666
   Saskatchewan          118             -        -     11,557       11,557
                      ---------   -----------  ------ ------------ ---------
Total Canada             491            664       -     31,648(1)    32,312
                      ---------   -----------  ------ ------------ ---------
International(2)           3            167       99       141          407
                      ---------   -----------  ------ ------------ ---------
TOTAL                    591          6,105      521    31,789       38,415
                      =========   ===========  ====== ============ =========

-------------------------------------------
(1) Includes approximately 20 million acres of productive forestland.

(2) Reflects Weyerhaeuser ownership only, excluding timberlands owned and managed through joint ventures.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 1.  Business - Continued
-----------------------------

                                          Millions of      Thousands of Acres
                                                        ------------------------
                     Thousands of Acres    Seedlings    Stocking
                   ---------------------
                   Harvested(1)  Planted    Planted      Control   Fertilization
                   ------------  -------  -----------   --------   -------------
2000 Activity
United States
    West               35.3       33.6       18.0          10.4        104.5
    South              73.5       65.1       36.0           2.4        326.3
                   ------------  -------  -----------   --------   -------------
Total United
 States               108.8       98.7       54.0          12.8        430.8
                   ------------  -------  -----------   --------   -------------

Canada
    Alberta            27.9       22.1       13.5           9.2          -
    British
     Columbia          22.8       22.8        8.6            .5          1.0
    Ontario            36.1       19.7       11.7           1.6          -
    Saskatchewan       32.3       11.4        7.3           5.1          -
                   ------------  -------  -----------   --------   -------------
Total Canada          119.1       76.0       41.1          16.4          1.0
                   ------------  -------  -----------   --------   -------------
International(2)        3.0       21.0        8.6           2.6          2.4
                   ------------  -------  -----------   --------   -------------
TOTAL                 230.9      195.7      103.7          31.8        434.2
                   ============  =======  ===========   ========   =============

Sales volumes (millions):
                                           2000    1999    1998    1997    1996
                                         ------- ------- ------- ------- -------
Raw materials - cubic ft.                   640     287     259     235     254



Selected product prices:
                                           2000    1999    1998    1997    1996
                                         ------- ------- ------- ------- -------
Export logs (#2 sawlog-bark on) - $/MBF
  Cascade - Douglas fir                  $  925  $  829  $  807  $  978  $1,330
  Coastal - Hemlock                         545     532     519     628     611
  Coastal - Douglas fir                     925     828     808     981   1,246




Wood Products

The company's wood products businesses produce and sell softwood lumber, plywood and veneer; oriented strand board, composite and other panels; engineered wood; hardwood lumber and treated products. These products are sold primarily through the company's own sales organizations. Building materials are sold to wholesalers, retailers and industrial users. The raw materials required to produce these products are purchased from third parties, transferred at market price from the company's timberlands, or obtained from long-term licensing arrangements.


-------------------------------------------
(1) Includes 1.4 thousand acres of right-of-way and other harvest that does not require planting.

(2) Reflects Weyerhaeuser ownership only, excluding timberlands owned and managed through joint ventures.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 1.  Business - Continued
-----------------------------

Sales volumes (millions)(1):

                                           2000    1999    1998    1997    1996
                                         ------- ------- ------- ------- -------
Softwood lumber - board ft.               7,303   5,734   4,995   4,869   4,745
Softwood plywood and veneer - sq.
 ft. (3/8")                               2,133   1,902   1,842   2,042   2,172
Composite panels - sq. ft. (3/4")           379     410     586     551     604
Oriented strand board - sq. ft. (3/8")    3,634   2,716   2,697   2,462   2,083
Hardwood lumber - board ft.                 423     397     339     362     349
Raw materials - cubic ft.                   369     305     315     325     304

Selected product prices:
                                           2000    1999    1998    1997    1996
                                         ------- ------- ------- ------- -------
Lumber (common) - $/MBF
  2x4 Douglas fir (kiln dried)           $  341  $  408  $  340  $  418  $  422
  2x4 Douglas fir (green)                   314     384     315     381     386
  2x4 Southern yellow pine (kiln dried)     339     413     395     453     422
  2x4 Spruce-pine-fir (kiln dried)          257     342     288     354     351
Plywood (1/2" CDX) - $/MSF
  West                                      300     369     305     312     307
  South                                     264     320     280     261     256
Oriented strand board (7/16"-24/16)
  North Central price - $/MSF               206     262     203     142     184


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

Sales volumes (thousands)(1):

                                           2000    1999    1998    1997    1996
                                         ------- ------- ------- ------- -------
Pulp - air-dry metric tons                2,129   2,273   2,012   1,982   1,868
Paper - tons(2)                           1,589   1,460   1,181   1,146   1,007
Paperboard - tons                           255     248     236     243     205
Containerboard - tons                     1,055     576     323     389     346
Packaging - MSF                          53,602  46,483  44,299  44,508  42,323
Newsprint - metric tons(3)                   -       -       62     684     629
Recycling - tons                          3,177   2,785   2,546   2,229   2,011

-------------------------------------------
(1) Reflects the acquisition of MacMillan Bloedel in November 1999.

(2) Reflects the acquisition of the Dryden, Ontario, fine paper mill in October 1998.

(3) Reflects the ownership restructuring of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 1.  Business - Continued
-----------------------------

Selected product prices (per ton):
                                           2000    1999    1998    1997    1996
                                         ------- ------- ------- ------- -------
Pulp - NBKP-air-dry metric-U.S.          $  681  $  520  $  516  $  566  $  579
Paper - uncoated free sheet-U.S.            730     646     665     740     745
Linerboard - 42 lb.-Eastern U.S.            453     383     354     326     367
Newsprint - metric-West Coast U.S.          562     512     588     550     636
Recycling - old corrugated containers        79      67      54      76      53
Recycling - old newsprint                    57      33      22      15      18


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


Volume information:

                                           2000    1999    1998    1997     1996
                                         ------- ------- ------- ------- -------
Units sold:
  Single-family units(1)                  3,369   3,561   3,089   2,914   2,773
  Multi-family units(1)                     216      -      276     324     234
  Residential lots(1)                     1,391   4,297   2,455   1,988   2,522

Amounts in millions:
  Loan servicing portfolio(2)            $   -   $   -   $   -   $   -   $4,354
  Single-family loan originations(2)     $   -   $   -   $   -   $1,168  $3,436

-------------------------------------------
(1) Includes one-half of joint venture sales.
(2) Reflects the sale of the company's wholly owned subsidiary, Weyerhaeuser Mortgage Company, in the second quarter of 1997.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 2.  Properties
-------------------

Timberlands

Timberlands annual log production (in millions):

                                        2000    1999    1998    1997    1996
                                       ------  ------  ------  ------  ------
Logs - cubic ft.                         792     521     495     476     412
Fee harvest - cubic ft.                  721     634     585     541     496


Wood Products

Production capacities, facilities and annual production, which reflect the acquisition of MacMillan Bloedel in November 1999 and the sale of the Marshfield Door business in 2000, are summarized by major product as follows (millions):

                   Production  Number of
                    Capacity  Facilities   2000    1999    1998    1997    1996
                   ---------- ---------- ------- ------- ------- ------- -------
Softwood lumber -
 board ft.           5,783       37       5,645   4,532   4,025   3,968   3,701
Softwood plywood
 and veneer - sq.
 ft. (3/8")          1,511        9       1,340   1,065     960   1,092   1,243
Composite panels -
 sq. ft. (3/4")(1)     137        2         206     281     510     478     535
Oriented strand
 board - sq.
 ft. (3/8")          3,780        9       3,438   2,452   2,179   2,041   1,687
Hardwood lumber -
 board ft.             424       13         397     376     342     345     333
Logs - cubic ft.        -        -          493     572     526     519     500

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood                         Engineered wood
Alabama, Arkansas, Georgia,                         Alabama, California,
Louisiana, Mississippi,                             Georgia, Kentucky,
North Carolina, Oklahoma, Oregon,                   Louisiana, Minnesota, Ohio,
Washington; Alberta, British Columbia,              Oregon, West Virginia;
Ontario and Saskatchewan, Canada;                   Alberta and British
and Durango, Mexico                                 Columbia, Canada

Oriented strand board                               Hardwood lumber
Michigan, North Carolina, West Virginia;            Arkansas, Michigan,
Alberta, New Brunswick, Ontario and                 Oklahoma, Oregon,
Saskatchewan, Canada                                Pennsylvania, Washington,
                                                    Wisconsin; and British
Composite panels                                    Columbia, Canada
British Columbia, Canada; and Durango, Mexico

------------------------------------------
(1) Reflects sale of Marshfield, Wisconsin mill in 2000.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 2.  Properties-Continued
-----------------------------

Pulp, Paper and Packaging

Production capacities, facilities and annual production, which reflect the acquisition of MacMillan Bloedel in November 1999, are summarized by major product as follows (thousands):

                   Production  Number of
                    Capacity  Facilities   2000    1999    1998    1997    1996
                   ---------- ---------- ------- ------- ------- ------- -------
Pulp - air-dry
 metric tons          2,334      9        2,282   2,219   1,971   2,063   2,004
Paper - tons(1)       1,639      6        1,603   1,511   1,235   1,128   1,034
Paperboard - tons       265      1          261     251     237     231     206
Containerboard -
 tons                 3,834      7        3,578   2,622   2,291   2,381   2,331
Packaging - MSF      72,000     60       56,694  48,758  46,410  46,488  44,471
Newsprint - metric
 tons(2)                 -      -            -       -       69     704     631
Recycling - tons         -      24        4,448   4,287   3,833   3,655   3,428


Principal manufacturing facilities are located as follows:


Pulp                                            Packaging
Georgia, Mississippi, North                     Arizona, Arkansas, California,
Carolina, Washington; and                       Colorado, Connecticut, Florida,
Alberta, British Columbia,                      Georgia, Hawaii, Illinois,
Ontario and Saskatchewan, Canada                Indiana, Iowa, Kentucky,
                                                Louisiana, Maryland, Michigan,
Paper                                           Minnesota, Mississippi,
Mississippi, North Carolina,                    Missouri, Nebraska, New Jersey,
Washington, Wisconsin; and                      New York, North Carolina, Ohio,
Ontario and Saskatchewan, Canada                Oregon, Tennessee, Texas,
                                                Virginia, Washington, Wisconsin;
Paperboard                                      and Guanajuato, Mexico
Washington
                                                Recycling
Containerboard                                  Arizona, California, Colorado,
Alabama, Kentucky, North                        Illinois, Iowa, Kansas,
Carolina, Oklahoma, Oregon; and                 Maryland, Minnesota, Nebraska,
Ontario, Canada                                 North Carolina, Oklahoma,
                                                Oregon, Tennessee, Texas, Utah,
                                                Virginia and Washington

-------------------------------
(1) Reflects the acquisition of the Dryden, Ontario, Canada, fine paper facility in October 1998.

(2) Reflects the ownership restructuring of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 2.  Properties-Continued
-----------------------------


Real Estate and Related Assets


Single-family housing                           Commercial development
California, Maryland, Nevada,                   California and Washington
Texas, Virginia and Washington

Residential land development                    Real estate investments
Arkansas, California, Georgia,                  Arizona, California, Colorado,
Maryland, Nevada, North Carolina,               Florida, Nevada, Oregon and
Texas, Virginia and Washington                  Washington

Mortgage securities
Washington

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 3.  Legal Proceedings
--------------------------

The company conducted a review of its 10 major pulp and paper facilities to evaluate the facilities' compliance with federal Prevention of Significant Deterioration (PSD) regulations. The results of the reviews were disclosed to seven state agencies and the Environmental Protection Agency (EPA) during 1994 and 1995. All PSD compliance issues identified in the review have been resolved. This includes PSD issues at the company's Springfield, Oregon, containerboard facility which were resolved in December 2000, at which time a Title V permit was issued for the facility.

The company has entered into a proposed class action settlement of hardboard siding claims against the company. The settlement class consists of all persons who own or owned structures in the United States on which the company's hardboard siding has been installed from January 1, 1981 through December 31,1999. The settlement was approved by the Superior Court, San Francisco County, California in December 2000. On February 8, 2001, two named intervenors and objectors filed a notice of appeal from the order granting final approval to the class action settlement and an order awarding class counsel attorney fees. They also appealed from two orders of December 13, 2000, one of which denied their motion to intervene and the second related to the presentation of witnesses at the final fairness hearing. The company took an after-tax charge of $82 million in the second quarter to cover the estimated cost of the settlement and related costs. Because the nationwide class action settlement has been approved, the company expects that two cases in which class actions have been claimed but not certified in Oregon and Texas will be dismissed. A similar case in Washington was dismissed with prejudice on March 2, 2001. Cases pending in South Carolina and Iowa in which statewide classes have been sought but not certified may proceed as individual cases but will not be able to be certified as class actions on behalf of any claimants included in the certified nationwide class. At the end of the fourth quarter, the company also was a defendant in 17 non-class hardboard siding cases involving primarily multi-family structures and residential developments.

In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit purports to be a class action on behalf of purchasers of corrugated containers during the period October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit purports to be a class action on behalf of purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. In October 2000, the court denied motions to dismiss that had been filed by the company and the other defendants. Discovery has commenced in both suits and the plaintiffs have filed motions to certify a class in both cases.

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

In April 2000, the Environmental Protection Agency (Region X) (EPA) issued a notice of violation (NOV) and proposed penalty of $194 thousand to the company's Mountain Pine, Arkansas, manufacturing facility. The NOV alleges the facility was in violation of its Title V operating permit because it had reported multiple instances in which the mill's two boilers had exceeded pressure drop and scrubber flow rate requirements in its permits. The company has appealed the proposed penalty. Settlement negotiations have been completed and the final documents are being drafted. The total monetary penalty assessed against the facility will be $40,000. In addition, the facility will upgrade the particulate controls on the boiler as a supplemental environmental project.

Weyerhaeuser Company and Subsidiaries


PART I


-------------------------------------------------------------------------


Item 3.  Legal Proceedings-Continued
------------------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Weyerhaeuser Company and Subsidiaries


PART II


-------------------------------------------------------------------------


Item 5.  Market Price of and Dividends on the Registrant's Common Equity and
-----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Information with respect to market prices, stockholders and dividends included in Notes 21 and 22 of Notes to Financial Statements in the company's 2000 Annual Report to Shareholders, is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

Information with respect to selected financial data included in Note 22 of Notes to Financial Statements in the company's 2000 Annual Report to Shareholders is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Information with respect to Management's Discussion and Analysis included on pages 2, 28-37 and 40-85 of the company's 2000 Annual Report to Shareholders,


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Information with respect to market risk of financial instruments included on pages 50-51 of the company's 2000 Annual Report to Shareholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Information
-----------------------------------------------------------

Financial statements and supplementary information, included in the company's 2000 Annual Report to Shareholders are incorporated herein by reference.

                                                        Page(s) in
                                                       Annual Report
                                                            to
                                                       Shareholders
                                                       -------------
   Report of Independent Public Accountants                 52
   Consolidated Statement of Earnings                       53
   Consolidated Balance Sheet                              54-55
   Consolidated Statement of Cash Flows                    56-57
   Consolidated Statement of Shareholders' Interest         58
   Notes to Financial Statements                           59-85
   Selected Quarterly Financial Information (Unaudited)     83

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

Weyerhaeuser Company and Subsidiaries


PART III


-------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information with respect to Directors of the company included on pages 2 through 5 of the Notice of 2001 Annual Meeting of Shareholders and Proxy Statement dated March 8, 2001, is incorporated herein by reference.

The executive officers of the company are as follows:


     Name                               Title             Age
     ----                               -----             ---
William R. Corbin              Executive Vice President   59
C. William Gaynor              Senior Vice President      60
Richard C. Gozon               Executive Vice President   62
Richard E. Hanson              Senior Vice President      57
Steven R. Hill                 Senior Vice President      53
Mack L. Hogans                 Senior Vice President      52
Steven R. Rogel                President                  58
William C. Stivers             Executive Vice President   62
George H. Weyerhaeuser, Jr.    Senior Vice President      47

William R. Corbin has been executive vice president, Wood Products, since 1999. From 1995 to 1999, he was executive vice president, Timberlands and Distribution, and from 1992, when he joined the company, to 1995 he was executive vice president, Wood Products.

C. William Gaynor has been senior vice president, Canada, of Weyerhaeuser since 1999 and has been president and chief executive officer of Weyerhaeuser Company Limited, a subsidiary of the Company, since 1998. He joined the company in 1974 and has held numerous management positions and served as vice president and general manager - Saskatchewan Division of Weyerhaeuser Canada Ltd., the predecessor of Weyerhaeuser Company Limited, from 1987 to 1998.

Richard C. Gozon has been executive vice president, Pulp, Paper and Packaging, since 1994 when he joined the company. Prior to joining Weyerhaeuser, he was president and chief operating officer of Alco Standard Corporation (a distributor of paper and office equipment).

Richard E. Hanson has been senior vice president, Timberlands, since 1999. He was vice president, Western Timberlands, from 1996 to 1998. He joined Weyerhaeuser in 1970 and has held numerous management positions in the timberlands, wood products and paper businesses.

Steven R. Hill has been senior vice president, Human Resources, since 1990 and was vice president, Human Resources, from 1986 to 1990. He joined Weyerhaeuser as a forester in 1968, and joined Corporate Human Resources in 1980.

Mack L. Hogans has been senior vice president, Corporate Affairs, since 1995 and was vice president of Government Affairs from 1990 to 1995. He was the director of Government Affairs and public policy issues management from 1986 to 1990. He joined Weyerhaeuser in 1979 and has been a forester, branch manager for the Building Materials business and a government affairs manager.

Steven R. Rogel's biography may be found on page 2 of the Notice of 2001 Annual Meeting of Shareholders and Proxy Statement dated March 8, 2001, which is incorporated herein by reference.

William C. Stivers has been executive vice president and chief financial officer since 1998 and was senior vice president and chief financial officer from 1990 to 1998. He joined the company in 1970.

Weyerhaeuser Company and Subsidiaries


PART III


-------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant - Continued
------------------------------------------------------------------------

George H. Weyerhaeuser, Jr. has been senior vice president, Technology, since 1998 and was president and chief executive officer of Weyerhaeuser Canada Ltd. from 1993 to 1998. From 1990 to 1993, he was vice president, Manufacturing, Pulp, Paper and Packaging. He joined Weyerhaeuser in 1978 and has held various positions, including sawmill supervisor, vice president and mill manager for Containerboard, Pulp, Paper and Packaging.

Item 11.  Executive Compensation
--------------------------------

Information with respect to executive compensation included on pages 5 through 17 of the Notice of 2001 Annual Meeting of Shareholders and Proxy Statement dated March 8, 2001, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information with respect to security ownership of certain beneficial owners and management included on pages 6 and 7 of the Notice of 2001 Annual Meeting of Shareholders and Proxy Statement dated March 8, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information with respect to certain relationships and related transactions included on pages 25 and 26 of the Notice of 2001 Annual Meeting of Shareholders and Proxy Statement dated March 8, 2001, is incorporated herein by reference.

Weyerhaeuser Company and Subsidiaries


PART IV


-------------------------------------------------------------------------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

Financial Statements

The consolidated financial statements of the company, together with the report of independent public accountants, included in the company's 2000 Annual Report to Shareholders, are incorporated in Part II, Item 8 of this Form 10-K by reference.


                                                              Page
                                                            Number(s)
                                                             in Form
Financial Statement Schedules                                 10-K
                                                            ---------

Report of Independent Public Accountants on Financial
 Statement Schedules                                           18

Schedule II - Valuation and Qualifying Accounts                19

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in the company's 2000 Annual Report to Shareholders and incorporated herein by reference.

Exhibits:

   3  -   (i)  Articles of Incorporation (incorporated by reference to
               1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 - Commission File Number 1-4825)
          (ii) Bylaws
   10 -   Material Contracts
         (a) Agreement with W. R. Corbin (incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on March 12, 1999 - Commission File Number 1-4825)
         (b) Agreement with R. C. Gozon (incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on March 15, 1996 - Commission File Number 1-4825)
         (c) Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 - Commission File Number 1-4825)
         (d) Merger Agreement dated June 20, 1999, among Weyerhaeuser Company and Weyerhaeuser Exchangeco Limited and MacMillan Bloedel Limited, including the Plan of Arrangement (incorporated by reference to the Weyerhaeuser Company Registration Statement No. 333-84127)
         (e) Form of Executive Severance Agreement (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 - Commission File Number 1-4825)
   11 - Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 2 of Notes to Financial Statements in the company's 2000 Annual Report to Shareholders)
   13 - Portions of the company's 2000 Annual Report to Shareholders specifically incorporated by reference herein
   22 -   Subsidiaries of the Registrant
   23 -   Consent of Independent Public Accountants

Reports on Form 8-K

The registrant filed reports on Form 8-K dated October 23, 2000, and January 26, 2001, reporting information under Item 5, Other Events.

The registrant filed a report on Form 8-K dated November 9, 1999, as amended by Form 8-K/A dated January 10, 2000, reporting information under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

Weyerhaeuser Company and Subsidiaries


PART IV


-------------------------------------------------------------------------


Item 14.  Exhibits, Financial Statement Schedules and Reports on
-----------------------------------------------------------------
Form 8-K - Continued
--------------------

Reports on Form 8-K - Continued

The following financial statements were filed with this Form 8-K:

 .  The Annual Information Form and Management's Discussion and Analysis for
   MacMillan Bloedel for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 7, 1999 on Form 40-F;

 .  The Consolidated Financial Statements of MacMillan Bloedel for the year ended
   December 31, 1998 filed with the Securities and Exchange Commission on September 28, 1999 on Form 40-F/A; and,

 . The Consolidated Financial Statements of MacMillan Bloedel for the six-month period ended June 30, 1999 filed with the Securities and Exchange Commission on August 11, 1999 on Form 6-K.

Weyerhaeuser Company and Subsidiaries


SIGNATURES


-------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2001.


                          Weyerhaeuser Company


                          /s/ Steven R. Rogel
                          -----------------------
                          Steven R. Rogel
                          Chairman, President and
                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2001.


/s/ Steven R. Rogel                              /s/ John I. Kieckhefer
-------------------------------------            ---------------------------
Steven R. Rogel                                  John I. Kieckhefer
President, Principal Executive                   Director
Officer, Director and Chairman of the
Board

/s/ William C. Stivers                           /s/ Arnold G. Langbo
-------------------------------------            ---------------------------
William C. Stivers                               Arnold G. Langbo
Principal Financial Officer                      Director

/s/ Kenneth J. Stancato                          /s/ Donald F. Mazankowski
-------------------------------------            ---------------------------
Kenneth J. Stancato                              Donald F. Mazankowski
Principal Accounting Officer                     Director

/s/ W. John Driscoll                             /s/ William D. Ruckelshaus
-------------------------------------            ---------------------------
W. John Driscoll                                 William D. Ruckelshaus
Director                                         Director

/s/ Richard F. Haskayne                         /s/ Richard H. Sinkfield
-------------------------------------            ---------------------------
Richard F. Haskayne                              Richard H. Sinkfield
Director                                         Director

/s/                                              /s/ James N. Sullivan
-------------------------------------            ---------------------------
Robert J. Herbold                                James N. Sullivan
Director                                         Director

/s/ Martha R. Ingram                             /s/ Clayton K. Yeutter
-------------------------------------            ---------------------------
Martha R. Ingram                                 Clayton K. Yeutter
Director                                         Director

Weyerhaeuser Company and Subsidiaries


FINANCIAL STATEMENT SCHEDULES


-------------------------------------------------------------------------


Report of Independent Public Accountants on Financial Statement Schedules

To Weyerhaeuser Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Weyerhaeuser Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule shown on page 19 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Seattle, Washington,
February 7, 2000

Weyerhaeuser Company and Subsidiaries


FINANCIAL STATEMENT SCHEDULES

-------------------------------------------------------------------------

Schedule II - Valuation and Qualifying Accounts
For the three years ended December 31, 2000
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
Weyerhaeuser

Reserve deducted from related asset
 accounts:
Doubtful accounts - Accounts
 receivable
  2000                                $   10     $   4    $   9        $    5
                                      =========  =======  ===========  =======
  1999                                $    5     $   6    $   1(1)     $   10
                                      =========  =======  ===========  =======
  1998                                $    6     $   4    $   5        $    5
                                      =========  =======  ===========  =======

Real Estate and Related Assets

Reserves and allowances deducted
 from related asset accounts:
Receivables
  2000                                $    7     $   -    $   2        $    5
                                      =========  =======  ===========  =======
  1999                                $    6     $   2    $   1(2)     $    7
                                      =========  =======  ===========  =======
  1998                                $    6     $   1    $   1        $    6
                                      =========  =======  ===========  =======

Mortgage-related financial
 instruments
  2000                                $    3     $   -    $   -        $    3
                                      =========  =======  ===========  =======
  1999                                $    9     $   -    $   6        $    3
                                      =========  =======  ===========  =======
  1998                                $   27     $   -    $  18(3)     $    9
                                      =========  =======  ===========  =======

Investments in unconsolidated
 entities
  2000                                $    3     $   -    $   2        $    1
                                      =========  =======  ===========  =======
  1999                                $    4     $   -    $   1(4)     $    3
                                      =========  =======  ===========  =======
  1998                                $    6     $   3    $   5        $    4
                                      =========  =======  ===========  =======

--------------------------------------
(1) Includes additional allowances of $4 million in the MacMillan Bloedel acquisition.

(2) Includes allowances transferred from partnership investments.

(3) Includes allowances transferred to other assets.

(4) Includes the net of allowances transferred to receivables and from other assets.

Weyerhaeuser Company and Subsidiaries


EXHIBITS INDEX

-------------------------------------------------------------------------


Exhibits:

   3  -   (i)  Articles of Incorporation (incorporated by reference to
               1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 - Commission File Number 1-4825)
          (ii) Bylaws
   10 -   Material Contracts
          (a)  Agreement with W. R. Corbin (incorporated by reference to 1998
               Form 10-K filed with the Securities and Exchange Commission on
               March 12, 1999 - Commission File Number 1-4825)
          (b)  Agreement with R. C. Gozon (incorporated by reference to 1995
               Form 10-K filed with the Securities and Exchange Commission on
               March 15, 1996 - Commission File Number 1-4825)
          (c)  Agreement with S. R. Rogel (incorporated by reference to 1997
               Form 10-K filed with the Securities and Exchange Commission on
               March 13, 1998 - Commission File Number 1-4825)
          (d)  Merger Agreement dated June 20, 1999, among Weyerhaeuser Company and Weyerhaeuser Exchangeco Limited and MacMillan Bloedel
               Limited, including the Plan of Arrangement (incorporated by reference to the Weyerhaeuser Company Registration Statement No.
               333-84127)
          (e)  Form of Executive Severance Agreement (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange
               Commission on March 10, 2000 - Commission File Number 1-4825)
   11 - Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 2 of Notes to Financial Statements in the company's 2000 Annual Report to Shareholders)
   13 - Portions of the company's 2000 Annual Report to Shareholders specifically incorporated by reference herein
   22 -   Subsidiaries of the Registrant
   23 -   Consent of Independent Public Accountants

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant

-------------------------------------------------------------------------

                                                                    Percentage
                                                        State or   Ownership of
                                                       Country of    Immediate
                Name                                 Incorporation     Parent
                ----                                 ------------- ------------
Columbia & Cowlitz Railway Company                   Washington        100%
Company Holdings, Inc.                               Washington        100
DeQueen & Eastern Railroad Company                   Arkansas          100
Dynetherm, Inc.                                      Alabama           100
Fisher Lumber Company                                California        100
Golden Triangle Railroad                             Mississippi       100
Green Arrow Motor Express Company                    Delaware          100
Gryphon Asset Management, Inc.                       Delaware          100
Mississippi & Skuna Valley Railroad Company          Mississippi       100
Mountain Tree Farm Company                           Washington         50
North Pacific Paper Corporation                      Delaware           50
  Norpac Sales Corporation                           Guam              100
Norpac Resources Inc.                                Delaware          100
Pacific Veneer, Ltd.                                 Washington        100
SCA Weyerhaeuser Packaging Holding Company           British
 Asia Limited                                        Virgin Islands     50
Texas, Oklahoma & Eastern Railroad Company           Oklahoma          100
TJM Europe Limited                                   United Kingdom    100
Trus Joist Corporation                               Delaware          100
Trus Joist Japan Co., Ltd.                           Japan             100
United Structures, Inc.                              California        100
Westwood Shipping Lines, Inc.                        Washington        100
Weycomp Claims Management Services, Inc.             Texas             100
Weyerhaeuser Company of Nevada                       Nevada            100
Weyerhaeuser Construction Company                    Washington        100
Weyerhaeuser de Mexico, S.A. de C.V.                 Mexico            100
Weyerhaeuser del Bajio, S.A. de C.V.                 Mexico            100
Weyerhaeuser Financial Services, Inc.                Delaware          100
  Mortgage Securities III Corporation                Nevada            100
  ver Bes' Insurance Company                         Vermont           100
    de Bes' Insurance Ltd.                           Bermuda           100
  Weyerhaeuser Financial Investments, Inc.           Nevada            100
    Abfall Finance Corp.                             California        100
    The Giddings Mortgage Investment Company         California        100
    Trimark Development Company                      California        100
    WFI Servicing Company                            Nevada            100
  Weyerhaeuser Venture Company                       Nevada            100
    Las Positas Land Co.                             California        100
    WAMCO, Inc.                                      Nevada            100
Weyerhaeuser Forestlands International, Inc.         Washington        100
Weyerhaeuser International, Inc.                     Washington        100
  The Capricorn Corporation                          Philippines       100

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant-Continued

-------------------------------------------------------------------------

                                                                    Percentage
                                                        State or   Ownership of
                                                       Country of    Immediate
                Name                                 Incorporation     Parent
                ----                                 ------------- ------------
  Trus Joist SPRL                                    Belgium           100%
  Weyerhaeuser Holdings Limited                      British
                                                     Columbia          100
    Weyerhaeuser Company Limited                     Canada            100
      317298 Saskatchewan Ltd.                       Saskatchewan      100
      486286 British Columbia Ltd.                   British
                                                     Columbia           50
      600996 B.C. Ltd.                               British
                                                     Columbia          100
      Altair Property and Casualty Corporation       British
                                                     Columbia          100
      Boom Chain Transportation Company Limited      British
                                                     Columbia           40
      Forest Industries Flying Tankers Limited       British
                                                     Columbia           58
      Forest License A49782 Holdings Ltd.            British
                                                     Columbia           99
      Ilsaak Forest Resource Ltd.                    British
                                                     Columbia           49
      MacMillan Bloedel K.K.                         Japan             100
      MacMillan Bloedel Pembroke Limited Partnership Ontario           100
      MacMillan Guadiana, S.A. de C.V.               Mexico            100
      Marine Leasings Limited                        British
                                                     Columbia           27
      Mid-Island Reman Inc.                          British
                                                     Columbia           49
      Monterra Lumber Mills Limited                  Ontario            83
      Northwest Hardwoods, Delta, B.C. Ltd.          British
                                                     Columbia          100
      Princeton Co-Generation (VCC) Corp.            British
                                                     Columbia           90
      Sturgeon Falls Repulping Limited               Ontario            50
      Sturgeon Falls Limited Partnership             Ontario            50
      Wapawekka Lumber Ltd.                          Saskatchewan       51
      Weyerhaeuser Australia Pty. Ltd.               Australia         100
      Weyerhaeuser (Barbados) SRL                    Barbados          100
        Marlborough Capital Corp. SRL                Barbados          100
      Weyerhaeuser (Bridgetown) Limited              Barbados          100
        Weyerhaeuser (UK) Limited                    England           100
      Weyerhaeuser (BVI) Ltd.                        British
                                                     Virgin Islands    100
        Weyerhaeuser New Zealand Holdings Inc.       New Zealand       100
          Nelson Forest Products Company             New Zealand       100
          Weyerhaeuser New Zealand Inc.              New Zealand       100
            Nelson Forest Joint Venture              New Zealand        51
      Weyerhaeuser (Carlisle) Ltd.                   Barbados          100
        Camarin Limited                              Barbados          100
      Weyerhaeuser (Ewen) Limited                    British
                                                     Columbia          100
      Weyerhaeuser (Imports) Pty Limited             Australia         100
      Weyerhaeuser (Nanaimo) Ltd.                    British
                                                     Columbia          100
      Weyerhaeuser Ontario Limited                   Ontario           100
      Weyerhaeuser (Ottawa) Limited                  Canada            100

Weyerhaeuser Company and Subsidiaries


Exhibit 22
Subsidiaries of the Registrant-Continued

-------------------------------------------------------------------------

                                                                    Percentage
                                                        State or   Ownership of
                                                       Country of    Immediate
                Name                                 Incorporation     Parent
                ----                                 ------------- ------------
      Weyerhaeuser Saskatchewan Ltd.                 Saskatchewan      100%
        Wapawekka Lumber Limited Partnership         Saskatchewan       50
      Weyerhaeuser Services Limited                  British
                                                     Columbia          100
  Weyerhaeuser China, Ltd.                           Washington        100
  Weyerhaeuser GMBH                                  Germany           100
  Weyerhaeuser (Asia) Limited                        Hong Kong         100
  Weyerhaeuser Japan Ltd.                            Japan             100
  Weyerhaeuser Japan Ltd.                            Delaware          100
  Weyerhaeuser Korea Ltd.                            Korea             100
  Weyerhaeuser, S.A.                                 Panama            100
  Weyerhaeuser Taiwan Ltd.                           Delaware          100
Weyerhaeuser International Sales Corp.               Guam              100
Weyerhaeuser (Mexico) Inc.                           Washington        100
Weyerhaeuser Midwest, Inc.                           Washington        100
Weyerhaeuser Overseas Finance Co.                    Delaware          100
  Weyerhaeuser International Finance Company         Delaware          100
    Weyerhaeuser Company Nova Scotia                 Nova Scotia       100
Weyerhaeuser Raw Materials, Inc.                     Delaware          100
Weyerhaeuser Real Estate Company                     Washington        100
  Centennial Homes, Inc.                             Texas             100
  Midway Properties, Inc.                            North Carolina    100
  Pardee Construction Company                        California        100
    Marmont Realty Company                           California        100
    Pardee Construction Company of Nevada            Nevada            100
    Pardee Investment Company                        California        100
    Parvada, Inc.                                    Nevada            100
  The Quadrant Corporation                           Washington        100
    Quadrant Real Estate Services, Inc.              Washington        100
  South Jersey Assets, Inc.                          New Jersey        100
  Scarborough Constructors, Inc.                     Florida           100
    Silverthorn Country Club, Inc.                   Florida           100
  TMI, Inc.                                          Texas             100
  Weyerhaeuser Real Estate Company of Nevada         Nevada            100
  Weyerhaeuser Realty Investors, Inc.                Washington        100
  Winchester Homes, Inc.                             Delaware          100
    SC - WHI, Inc.                                   Delaware          100
Weyerhaeuser Sales Company                           Nevada            100
Weyerhaeuser Servicios, S.A. de C.V.                 Mexico            100
Weyerhaeuser USA LLC                                 Delaware          100
  American Cemwood Corporation                       Oregon            100
  MB Administrative Services Inc.                    Delaware          100
The Wray Company                                     Arizona           100

Weyerhaeuser Company and Subsidiaries


Exhibit 23
Consent of Independent Public Accountants

-------------------------------------------------------------------------


As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into Weyerhaeuser Company's previously filed Registration Statement Nos. 333-36753 and 333-84127 on Form S-3 and Nos. 33-60527, 333-10165, 333-01565, 333-56673,
333-74311, 333-89925 and 333-53010 on Form S-8.




                                          ARTHUR ANDERSEN LLP


Seattle, Washington,
March 16, 2001