Form 10-Q
period 2001-04-17
WEYERHAEUSER CO
filed 2001-05-11
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
			   ----------------------------

				Washington, D.C.  20549
					FORM 10-Q

	X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

			For the thirteen weeks ended April 1, 2001 or

			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

			For the transition period from ________ to ________

				Commission File Number 1-4825

				WEYERHAEUSER COMPANY

A Washington Corporation			(IRS Employer Identification
								No. 91-0470860)

				Federal Way, Washington  98063-9777

					Telephone (253) 924-2345

			Securities registered pursuant to Section 12(b) of the Act:

							Name of Each Exchange on
Title of Each Class				Which Registered:
----------------------------------		------------------------------

Common Shares (1.25 par value)		Chicago Stock Exchange
							New York Stock Exchange
							Pacific Stock Exchange

Exchangeable Shares (no par value)		Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
						Yes  	X   	No
							----	    ----

The number of shares outstanding of the registrant's class of common stock, as of May 4, 2001, was 215,165,261 common shares ($1.25 par value).

Weyerhaeuser Company
- 2 -


				WEYERHAEUSER COMPANY AND SUBSIDIARIES

					Index to Form 10-Q Filing
				For the thirteen weeks ended April 1, 2001

										Page No.
										--------

Part I.	Financial Information

Item 1.	Financial Statements
		Consolidated Statement of Earnings			3
		Consolidated Balance Sheet				4-5
		Consolidated Statement of Cash Flows		6-7
		Notes to Financial Statements				8-20

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	21-25

Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk							25-26

Part II.	Other Information

Item 1.	Legal Proceedings						27
Item 2.	Changes in Securities					(not applicable)
Item 3.	Defaults upon Senior Securities			(not applicable)
Item 4.	Submission of Matters to a Vote of Security
		Holders							(not applicable)
Item 5.	Other Information						(not applicable)
Item 6.	Exhibits and Reports on Form 8-K			28


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2000. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ending April 1, 2001, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


						WEYERHAEUSER COMPANY

						By
							------------------------------------
							K. J. Stancato
							Duly Authorized Officer and
							Principal Accounting Officer

May 11, 2001

Weyerhaeuser Company
- 2 -
				WEYERHAEUSER COMPANY AND SUBSIDIARIES

					Index to Form 10-Q Filing
				For the thirteen weeks ended April 1, 2001

										Page No.
										--------

Part I.	Financial Information

Item 1.	Financial Statements
		Consolidated Statement of Earnings			3
		Consolidated Balance Sheet				4-5
		Consolidated Statement of Cash Flows		6-7
		Notes to Financial Statements				8-20

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	21-25

Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk							25-26

Part II.	Other Information

Item 1.	Legal Proceedings						27
Item 2.	Changes in Securities					(not applicable)
Item 3.	Defaults upon Senior Securities			(not applicable)
Item 4.	Submission of Matters to a Vote of Security
		Holders							(not applicable)
Item 5.	Other Information						(not applicable)
Item 6.	Exhibits and Reports on Form 8-K			28


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2000. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ending April 1, 2001, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


						WEYERHAEUSER COMPANY

						By 	/s/  K. J. Stancato
							------------------------------------
							K. J. Stancato
							Duly Authorized Officer and
							Principal Accounting Officer

May 11, 2001

										Weyerhaeuser Company
												   - 3 -

				WEYERHAEUSER COMPANY AND SUBSIDIARIES
					------------------------
				  CONSOLIDATED STATEMENT OF EARNINGS
	For the thirteen-week periods ended April 1, 2001 and	March 26, 2000
(Dollar amounts in millions except as noted and	per share figures)/(Unaudited)


Thirteen weeks ended:						April 1,	March 26,
									  2001	  2000
									--------	--------

Net sales and revenues:
	Weyerhaeuser						$  3,219	$  3,647
	Real estate and related assets			     334	     278
									--------	--------
Total net sales and revenues					   3,553	   3,925
									--------	--------
Costs and expenses:
	Weyerhaeuser:
		Costs of products sold				   2,493	   2,701
		Depreciation, amortization and
			fee stumpage			     	     207	     206
		Selling expenses					      91	      87
		General and administrative expenses		     171	     171
		Research and development expenses		      13		12
		Taxes other than payroll and income taxes		37		37
		Other operating costs, net				(9)		20
		Support alignment costs	(Note 13)			45	 	 1
		Charges for integration and closure of
			facilities (Note 14)				 7		13
									--------	--------
  									   3,055	   3,248
									--------	--------
	Real estate and related assets:
		Costs and operating expenses			     251	     220
		Depreciation and amortization			       1	       1
		Selling expenses					      12	       9
		General and administrative			      13	      13
		Taxes other than payroll and income taxes	       2	       2
		Other operating costs, net			      (1)		(1)
									--------	--------
									     278	     244
									--------	--------
Total costs and expenses					   3,333	   3,492
									--------	--------
Operating income							     220	     433
Interest expense and other:
	Weyerhaeuser:
		Interest expense incurred			      88		91
		Less interest capitalized			       4	       4
		Equity in income of affiliates (Note 4)	      15	      10
		Interest income and other			       6	      18
	Real estate and related assets:
		Interest expense incurred				19		19
		Less interest capitalized				16		15
		Equity in income of unconsolidated
			entities (Note 4)					14		14
		Interest income and other			       2	       3
									--------	--------
Earnings before income taxes					     170	     387
Income taxes (Note 6)							63	     143
									--------	--------
Net earnings 							$    107	$    244
									========	========

Basic and diluted net earnings per share (Note 2):	$   0.49	$   1.04
									========	========

Weighted average shares outstanding (thousands):
	Basic								 219,319	 234,213
	Dilutive effect of stock options			     231	     721
									--------	--------
	Diluted							219,550	234, 934
									========	========
Dividends paid per share					$   0.40	$   0.40
									========	========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
- 4 -

				WEYERHAEUSER COMPANY AND SUBSIDIARIES
					--------------------------
					CONSOLIDATED BALANCE SHEET
				April 1, 2001 and December 31, 2000
					(Dollar amounts in millions)

									April 1,		Dec 31,
									  2001 		  2000
									--------		--------
									(Unaudited)
Assets
------

Weyerhaeuser
	Current assets:
		Cash and short-term investments (Note 1)  $     56		$    115
		Receivables, less allowances			   1,261	  	   1,247
		Inventories (Note 7)				   1,654	  	   1,499
		Prepaid expenses					     432	     	     427
									--------		--------
			Total current assets			   3,403	   	   3,288

	Property and equipment (Note 8)			   7,914	   	   8,157
	Construction in progress				     670	     	     574
	Timber and timberlands at cost, less fee
		stumpage charged to disposals			   1,704	   	   1,696
	Investments in and advances to equity
		affiliates (Note 4)				     583	     	     579
	Goodwill, net of accumulated amortization		   1,123	  	   1,150
	Other assets and deferred charges			     783	  	     716
									--------		--------
									  16,180		  16,160
									--------		--------

Real estate and related assets
	Cash and short-term investments			       9	 	       8
	Receivables, less discounts and allowances	      77	 	      81
	Mortgage-related financial instruments, less
		discounts and allowances				71			73
	Real estate in process of development and
		for sale						     648	     	     621
	Land being processed for development		     949	     	     917	Investments in unconsolidated entities,
		less reserves (Note 4)					66		     205
	Other assets						     140		     130
									--------		--------
									   1,960		   2,035
									--------		--------
			Total assets				$ 18,140		$ 18,195
									========		========


See Accompanying Notes to Financial Statements

										Weyerhaeuser Company
												  - 5 -


									April 1,		Dec 31,
									  2001 		  2000
									--------		--------
									(Unaudited)
Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
	Current liabilities:
		Notes payable and commercial paper		$    906		$    645
		Current maturities of long-term debt	      75		      88
		Accounts payable (Note 1)			     870		     921
		Accrued liabilities (Note 9)			     972		   1,050
									--------		--------
			Total current liabilities		   2,823		   2,704

	Long-term debt (Note 11)				   3,968		   3,974
	Deferred income taxes (Note 6)			   2,385		   2,377
	Deferred pension, other postretirement
		benefits and other liabilities		     764		     784
	Commitments and contingencies (Note 15)
									--------		--------
									   9,940		   9,839
									--------		--------


Real estate and related assets
	Notes payable and commercial paper			     724		     778
	Long-term debt (Note 11)				     378		     362
	Other liabilities						     329		     384
	Commitments and contingencies (Note 15)		--------		--------
									   1,431		   1,524
									--------		--------
			Total liabilities				  11,371		  11,363
									--------		--------

Shareholders' interest (Note 12)
	Common shares:  $1.25 par value;
		authorized 400,000,000 shares; issued
		and outstanding:  214,742,272
		and 213,897,744					     268		     268
	Exchangeable shares: no par value; unlimited
		shares authorized; issued and held by
		nonaffiliates:  4,664,729 and 5,315,471	     317		     361
	Other capital						   2,576		   2,532
	Retained earnings						   3,869		   3,849
	Cumulative other comprehensive income (expense)     (261)	         (178)
									--------		--------
			Total shareholders' interest		   6,769		   6,832
									--------		--------
			Total liabilities and
				shareholders' interest		$ 18,140		$ 18,195
									========		========

Weyerhaeuser Company
- 6 -


				WEYERHAEUSER COMPANY AND SUBSIDIARIES
					------------------------
				CONSOLIDATED STATEMENT OF CASH FLOWS
		For the thirteen-week periods ended April 1, 2001 and March 26, 2000
					(Dollar amounts in millions)
						(Unaudited)

									     Consolidated
									----------------------
									April 1,	March 26,
									  2001 	  2000
									--------	--------
Cash provided by (used for) operations:
	Net earnings						$    107	$    244
Non-cash charges (credits) to income:
	  Depreciation, amortization and fee stumpage	     208	     207
  	  Deferred income taxes, net				      28	      35
	  Pension and other post retirement benefits	     (62)	     (36)
	  Equity in income of affiliates and
	    unconsolidated entities				     (29)	     (24)
	  Charges for integration and closure of
	    facilities (Note 14)					 7		13
	  Charge for impairment of long-lived assets	      20	      --
	Decrease (increase) in working capital:
	  Receivables						       3	     (66)
	  Inventories, real estate and land			    (211)	    (191)
	  Prepaid expenses					      (7)	      26
	  Mortgage-related financial instruments			 1	       2
	  Accounts payable and accrued liabilities	    (205)	    (176)
	Gain on disposition of assets				      (4)	      --
	Other								     (15)	     (29)
									--------	--------
Net cash provided by (used for) operations		    (159)		 5
									--------	--------

Cash provided by (used for) investing activities:
	Property and equipment					    (179)	    (135)
	Timberlands reforestation				     (10)	      (9)
	Acquisition of timberlands				     (33)	      (8)
	Acquisition of businesses and facilities,
	  net of cash acquired (Note 16)				--	    (594)
	Investments in and advances to equity affiliates	163	       5
	Proceeds from sale of:
	  Property and equipment					 12		--
 	  Mortgage-related financial instruments			  2		 1
	Intercompany advances						 --		--
	Other									 30		34
									---------	--------
Net cash provided by (used for) investing activities		(15)	    (706)
									---------	--------

Cash provided by (used for) financing activities:
	Issuances of debt						       18		 5
	Notes and commercial paper borrowings, net		207	     376
	Cash dividends							(87)	     (91)
	Intercompany cash dividends					 --		--
	Payments on debt							(21)	    (875)
	Repurchase of common shares					 --	    (211)
	Exercise of stock options					  9		 8
	Other									(10)	     (58)
									---------	--------
Net cash provided by (used for) financing activities	      116	    (846)
									---------	--------
Net increase (decrease) in cash and
	short-term investments					      (58)	  (1,547)
Cash and short-term investments at beginning of year		123	   1,643
									---------	--------
Cash and short-term investments at end of period	$	65	$	96
									=========	========
Cash paid (received) during the period for:
	Interest, net of amount capitalized			$	152	$	93
									=========	========
	Income taxes						$	 21	$	68
									=========	========

See Accompanying Notes to Financial Statements

										Weyerhaeuser Company
												  - 7 -

			Weyerhaeuser		Real Estate and Related Assets
		--------------------			--------------------
		April 1,	March 26,			April 1,	March 26,
		  2001	  2000			  2001 	  2000
		--------	--------			--------	--------
		$	63	$    215			$	44	$	29

		     207	     206				 1	 	 1
			24		34				 4		 1
		     (60)	     (35)				(2)		(1)

		     (15)	     (10)			     (14)	     (14)

			 7		13				--		--
			20		--				--		--

			(1) 	     (79)				 4	      13
		    (155)	    (151)			     (56)	     (40)
			(7)		26				--		--
			--		--				 1		 2
		    (140)  	    (171)			     (65)		(5)
			(4)		--				--		--
			(7)	     (24)				(8)		(5)
		--------	--------			--------	--------
		     (68)		24			     (91)	     (19)
		--------	--------			--------	--------


		    (179)	    (126)				--		(9)
		     (10)		(9)				--		--
	   	     (33) 		(8)				--		--
			--	    (594)				--		--
			 7		 2			     156		 3

			12		--				--		--
			--		--				 2		 1
			(5)		(3)				 5		 3
			33		35				(3)		(1)
		--------	--------			--------	--------
		    (175)	    (703)			     160		(3)
		--------	--------			--------	--------


			--		 5				18		--
		     261	     303			     (54)	      73
		     (87)	     (91)				--		--
			30		--			     (30)		--
		     (19)	    (825)				(2)	     (50)
			--	    (211)				--		--
			 9		 8				--		--
		     (10)	     (58)				--		--
		--------	--------			--------	--------
		     184	    (869)			     (68)		23
		--------	--------			--------	--------

		     (59)	  (1,548)				 1		 1
		     115	   1,640				 8		 3
		--------	--------			--------	--------
		$	56	$	92			$	 9	$	 4
		========	========			========	========

		$    147	$	88			$	 5	$	 5
		========	========			========	========
		$    (52)	$	68			$	73	$	--
		========	========			========	========

Weyerhaeuser Company
- 8 -

				WEYERHAEUSER COMPANY AND SUBSIDIARIES
					------------------------
				    NOTES TO FINANCIAL STATEMENTS
		For the thirteen-week periods ended April 1, 2001 and March 26, 2000
						(Unaudited)


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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 . Timberlands, which is engaged in the management of 6.0 million acres of company-owned and .4 million acres of leased commercial forestland in North America. The company also has renewable long-term licenses on 31.6 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations.

 . Wood products, which produces a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.
It is also engaged in the management of forestland in Canada under long-term licensing arrangements.

 . Pulp, paper and packaging, which manufactures and sells pulp, paper, paperboard and containerboard in North American, Pacific Rim and European markets and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncement Implemented

Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 also requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Implementation of Statement 133, as amended, as of January 1, 2001, increased assets by approximately $37 million and increased liabilities by approximately $24 million, with a net offsetting amount of $13 million recorded in cumulative other comprehensive income (expense).

Derivatives

The company utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange, interest rate and commodity price risks. The vast majority of these contracts are fixed-price contracts for future purchases and sales of various commodities that meet the definition of "normal purchases or normal sales", and therefore, are not considered derivative instruments under Statement 133, as amended. Likewise, several of the company's financial and commodity contracts do not provide for net settlement, and therefore, are not considered derivative instruments under

										Weyerhaeuser Company
												  - 9 -

Statement 133, as amended. The company's current accounting treatment for the limited number of contracts considered derivative instruments follows:

For derivatives designated as fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in the fair value of all other derivative instruments not designated as hedges are also recognized in earnings in the period in which the changes occurred.

The following contract has been formally designated as a fair value hedge:

 . Foreign currency futures contracts entered into in conjunction with the company's agreement to purchase equipment in a foreign denominated currency. The objective of the contracts is to hedge the company's future foreign denominated payments for the equipment purchase.

The following financial instruments have been formally designated as cash flow hedges:

 . Foreign exchange contracts, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. Gains or losses recorded in other comprehensive income are reclassified into earnings at the contracts' respective settlement dates.

 . Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The objective of this swap is to hedge the variability of future cash flows associated with changes in LIBOR. The gain or loss on this swap will be reclassified into earnings at the contract's settlement date. The premiums received by the company on the sale of its swaps are treated as deferred income and amortized against interest expense over the term of the agreements.

 . Commodity swap agreements designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. Gains or losses recorded in other comprehensive income are reclassified into earnings at the contracts' respective settlement dates.

In addition, the company has the following contract that has not been designated as a hedge:

 . Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating rate based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to short-term investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The notional amounts of these derivative financial instruments are $233 million and $115 million at April 1, 2001, and December 31, 2000, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. Other than the reclassification of net gains out of cumulative other comprehensive income (expense), there was no net earnings impact in the first quarter of 2001 resulting from the company's use of derivative instruments. The company estimates that approximately $4 million of net derivative gains recorded in cumulative other comprehensive income (expense) as of April 1, 2001 will be reclassified into earnings within the next 12 months.

In addition to the contracts described above, the company is also involved in a very limited number of trading transactions designed to capitalize on the company's knowledge and understanding of the commodity lumber market. The company's open trading positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. Trading activities to date have not had a material effect on the company's financial position, results of operations or cash flows.

Weyerhaeuser Company
- 10 -

Cash and Short-Term Investments

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $419 million and $417 million at April 1, 2001, and December 31, 2000, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $217 million and $227 million greater at April 1, 2001, and December 31, 2000, respectively.

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited. The unamortized carrying balance of goodwill is assessed for recoverability on a periodic basis. The measurement of possible impairment is based on the ability to recover the balance of goodwill from expected future operating cash flows.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $121 million at both April 1, 2001, and December 31, 2000. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

										Weyerhaeuser Company
												  - 11 -

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

Revenue Recognition

The company's forest products-based operations recognize revenue from product sales upon shipment to their customers, except for those export sales where revenue is recognized when title transfers at the foreign port.

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

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the company's operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, additional minimum pension liability adjustments and fair value adjustments on derivative instruments designated as cash flow hedges.
See Note 3: Comprehensive Income (Expense).

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

Weyerhaeuser Company
- 12 -

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

Options to purchase 4,236,333 shares at prices ranging from $52.66 to $68.41 per share were outstanding during the thirteen weeks ending April 1, 2001. Options to purchase 213,150 shares at prices ranging from $65.56 to $68.41 per share were outstanding during the thirteen weeks ending March 26, 2000. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3:	Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:

								Thirteen weeks ended
								---------------------
								April 1,	March 26,
Dollar amounts in millions				  2001 	  2000
								--------	--------
Net earnings						$    107	$    244
								--------	--------
Other comprehensive income (expense):
	Foreign currency translation adjustments,
		net of taxes of $21 and ($9)		     (92)	     (46)
	Cash flow hedges:
		Net derivative gains, net of
			taxes of ($6) and $0			11		--
		Reclassification adjustments,
			net of taxes of $1 and $0		(2)		--
								--------	--------
								     (83) 	     (46)
								--------	--------
Comprehensive income					$	24	$    198
								========	========

Note 4:	Equity Affiliates

Weyerhaeuser

The company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. The company's significant equity affiliates are:

 . Cedar River Paper Company - A 50 percent owned joint venture in Cedar Rapids, Iowa, that manufactures liner and medium containerboard from recycled fiber.

 . ForestExpress, LLC - A 28 percent owned joint venture formed during 2000 to develop and operate a global, web-enabled, business-to-business marketplace for the forest products industry. Other equity members of the joint venture, which is headquartered in Atlanta, Georgia, include Boise Cascade Corporation, Georgia-Pacific Corporation, International Paper, The Mead Corporation, Morgan Stanley Dean Witter, and Willamette Industries.

 . Nelson Forests Joint Venture - An investment in which the company owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

										Weyerhaeuser Company
												  - 13 -

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

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:


									April 1,	Dec. 31,
Dollar amounts in millions					  2001	  2000
									--------	--------
Current assets							$    223	$    232
Noncurrent assets							   1,473	   1,444
Current liabilities						     193	     207
Noncurrent liabilities						     563	     593


									Thirteen weeks ended
									--------------------
									April 1,	March 26,
									  2001	  2000
									--------	--------
Net sales and revenues						$    228	$    212
Operating income								31		25
Net income 									24		16


The company provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, the company purchases finished product from certain of these entities. The aggregate total of these transactions is not material to the results of operations of the company.

Real Estate and Related Assets

Investments in unconsolidated entities that are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings as appropriate. As of December 31, 2000, these investments included minor holdings in non-real estate partnerships that had significant assets and income. Such investments were liquidated during the first quarter of 2001.

Weyerhaeuser Company
- 14 -

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows:


									April 1,	Dec. 31,
Dollar amounts in millions					  2001	  2000
									--------	--------
Current assets							$      7	$ 11,296
Noncurrent assets							     283	     271
Current liabilities						      11	   9,864
Noncurrent liabilities						     136	     140


									Thirteen weeks ended
									--------------------
									April 1,	March 26,
									  2001	  2000
									--------	--------
Net sales and revenues						$    331	$    259
Operating income							     155	     123
Net income 								     125		99



The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Note 5:	Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. There were no significant individual items in the first quarter of 2001 or 2000.

Note 6:	Income Taxes

Provisions for income taxes include the following:

									Thirteen weeks ended
									--------------------
									April 1,	March 26,
Dollar amounts in millions					  2001	  2000
									--------	--------
Federal:
	Current							$	26	$	56
	Deferred								26		21
									--------	--------
										52 		77
									--------	--------

State:
	Current								 3		 6
	Deferred								 2		 2
									--------	--------
										5 		 8
									--------	--------

Foreign:
	Current								 6		46
	Deferred								--		12
									--------	--------
										 6		58
									--------	--------

									$	63	$    143
									========	========

										Weyerhaeuser Company
												  - 15 -

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the periods ended April 1, 2001 and March 26, 2000, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rate for each of the thirteen-week periods ended April 1, 2001 and March 26, 2000, was 37%.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 7:	Inventories


									April 1,	Dec. 31,
Dollar amounts in millions					  2001	  2000
									--------	--------
Logs and chips							$    239	$    216
Lumber, plywood, panels and engineered wood		     497         415
Pulp and paper							     231	     205
Containerboard, paperboard and packaging			     175	     166
Other products							     193	     177
Materials and supplies						     319 	     320
									--------	--------
									$  1,654	$  1,499
									========	========

Note 8:	Property and Equipment

									April 1,	Dec. 31,
Dollar amounts in millions					  2001	  2000
									--------	--------
Property and equipment, at cost:
	Land								$    233	$    235
	Buildings and improvements				   2,155	   2,172
	Machinery and equipment					  11,318	  11,391
	Rail and truck roads					     597  	     661
	Other								     154	     181
									--------	--------										  14,457	  14,640

Less allowance for depreciation and amortization	   6,543	   6,483
									--------	--------
									$  7,914	$  8,157
									========	========


Note 9:	Accrued Liabilities

									April 1,	Dec. 31,
Dollar amounts in millions					  2001	  2000
									--------	--------
Payroll - wages and salaries, incentive awards,
		retirement and vacation pay			$    387	$    418
Taxes - Social Security and real and
		personal property						54		51
Product warranties							11		12
Interest									41	     104
Income taxes								46		--
Other									     433	     465
									--------	--------
									$    972 	$  1,050
									========	========

Weyerhaeuser Company
- 16 -

Note 10:	Short-Term Debt

Lines of Credit

The company had short-term bank credit lines of $925 million and $865 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at April 1, 2001, and December 31, 2000, respectively. No portions of these lines have been availed of by the company or WRECO at April 1, 2001, or December 31, 2000. None of the entities referred to above is a guarantor of the borrowing of the other. In addition, the company has short-term bank credit lines that provide for the borrowings of up to $700 million at both April 1, 2001, and December 31, 2000. No portions of these lines have been availed of by the company.

The company has received funding commitments from banks in connection with its cash tender offer for all of the outstanding shares of common stock of Willamette Industries, Inc. The funding commitments, which are sufficient to cover the approximate $5.7 billion equity value of the tender offer, are subject to certain conditions and expire in October 2001.

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

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $400 million at April 1, 2001, and December 31, 2000.

No portion of these lines has been availed of by the company at April 1, 2001, and December 31, 2000.

The company's compensating balance agreements were not significant.

Note 12:	Shareholders' Interest

Common Shares

A reconciliation of common share activity for the periods ending April 1, 2001, and December 31, 2000, is as follows:

									April 1,	Dec. 31,
In thousands							  2001	  2000
									--------	--------
Balance at beginning of year					 213,898	 226,039
New issuance								--		45
Retraction of exchangeable shares				     650	   3,688
Repurchase of common shares						--	 (16,182)
Stock options exercised						     194	     308
									--------	--------
Balance at end of period					 214,742	 213,898
									========	========

										Weyerhaeuser Company
												  - 17 -

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

A reconciliation of Exchangeable Share activity for the periods ending April 1, 2001, and December 31, 2000, is as follows:

									April 1,	Dec. 31,
In thousands							  2001	  2000
									--------	--------
Balance at beginning of year					   5,315	   8,810
New issuance								--	     193
Retraction								    (650)	  (3,688)
									--------	--------
Balance at end of period					   4,665	   5,315
									========	========

Cumulative Other Comprehensive Income (Expense)

The company's cumulative other comprehensive income (expense) includes:

									April 1,	Dec. 31,
Dollar amounts in millions					  2001	  2000
									--------	--------
Foreign currency translation adjustments			$   (262)	$   (170)
Minimum pension liability adjustment				(8)		(8)
Cash flow hedge fair value adjustments				 9		--
									--------	--------
									$   (261)	$   (178)
									========	========

Note 13: 	Support Alignment Costs

In the fourth quarter of 1999, the company announced an initiative to streamline and improve delivery of internal support services that is expected to result in $150 million to $200 million in annual savings. The company began implementation of these plans during the first quarter of 2000, a process that may take up to three years to complete. Because implementation plans are still under review, the specific number of employees affected, exact timing of the implementation and associated costs have not been finalized.

In the first quarter of 2001, the company incurred $45 million of pretax charges related to the support alignment initiative. These costs include $41 million recognized in conjunction with the company's decision to outsource certain information technology services, $20 million of which relates to the impairment of information technology assets to be disposed of. Other support alignment costs include severance, relocation and other outsourcing costs.

In the first quarter of 2000, the company incurred $1 million of costs in connection with the support alignment initiative.

Weyerhaeuser Company
- 18 -

Note 14:	Charges for Integration and Closure of Facilities

In the 2001 first quarter, the company incurred $7 million of pretax charges related to transition and integration of activities in connection with the MacMillan Bloedel and Trus Joist acquisitions.

In the 2000 first quarter, the company incurred $13 million of pretax charges related to the MacMillan Bloedel and Trus Joist acquisitions. These expenditures included a $7 million accrual for the closure of a Weyerhaeuser containerboard packaging plant and $6 million of costs incurred for the transition and integration of activities.

Note 15:	Commitments and Contingencies

The company's capital expenditures, excluding acquisitions and real estate and related assets, were $852 million in 2000, and are expected to be approximately $765 million in 2001; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.


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

TJ International

On January 6, 2000, the company acquired a controlling interest in TJ International (TJI), a 51 percent owner and managing partner of Trus Joist MacMillan (TJM), through a successful tender offer that represented more than 90 percent of the total number of outstanding shares. The company had acquired a 49 percent interest in TJM through its acquisition of MacMillan Bloedel, completed in November 1999. On January 21, 2000, the company completed the acquisition through the filing of a short-term merger document. This acquisition was completed under the terms of an offer by the company to purchase all outstanding shares of TJ International for $42 per share and stock option cash-outs of certain TJI management personnel. The total purchase price, including assumed debt of $142 million, was $874 million.

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

The purchase price, plus estimated direct transaction costs and expenses, and the deferred tax effect of applying purchase accounting at January 6, 2000, was calculated as follows:

Dollar amounts in millions

Purchase price of tender offer and stock option cash-out	$	732
Direct transaction costs and expenses					 20
Deferred tax effect of applying purchase accounting			120
Less:  historical net assets						     (261)
										---------
	Total excess costs						$	611
										=========

The excess purchase price was allocated as follows:

Dollar amounts in millions

Property, plant and equipment						$	288
Goodwill										323
										---------
	Total excess costs						$	611
										=========

										Weyerhaeuser Company
												  - 19 -

Property, plant and equipment are being depreciated over not more than 20 years. Goodwill is being amortized on a straight-line basis over 40 years.

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

Weyerhaeuser Company
- 20 -

An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

									Thirteen weeks ended
									--------------------
									April 1,	March 26,
									  2001	  2000
Dollar amounts in millions					--------	--------
Sales to and revenues from unaffiliated customers:
	Timberlands							$    271	$    282
	Wood products						   1,380  	   1,747
	Pulp, paper and packaging				   1,527	   1,572
	Real estate and related assets			     334	     278
	Corporate and other						41		46
									--------	--------
									   3,553       3,925
									--------	--------
Intersegment sales:
	Timberlands							     225  	     119
	Wood products						      63		79
	Pulp, paper and packaging					64		45
	Corporate and other						 4		 3
									--------	--------										     356  	     246
									--------	--------

Total sales and revenues					   3,909	   4,171
Intersegment eliminations					    (356)	    (246)
									--------	--------
									$  3,553	$  3,925
									========	========


Approximate contribution (charge) to earnings (1):
	Timberlands							$    141	$    166
	Wood products						     (33)	     138
	Pulp, paper and packaging				     167	     186
	Real estate and related assets (1)				69		47
	Corporate and other					     (90)	     (63)
									--------	--------
									     254	     474

Interest expense							     (88) 	     (91)
Less capitalized interest						 4		 4
									--------	--------
Earnings before income taxes					     170	     387
Income taxes							     (63) 	    (143)
									--------	--------
									$    107	$    244
									========	========

There were no material changes from year-end 2000 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $3 million and $4 million in the thirteen weeks ended April 1, 2001, and March 26, 2000, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

										Weyerhaeuser Company
 												  - 21 -

				WEYERHAEUSER COMPANY AND SUBSIDIARIES
					------------------------
			Management's Discussion and Analysis of Financial
				Condition and Results of Operations


Results of Operations

Consolidated Results

Consolidated net earnings for the first quarter were $107 million, or $0.49 basic and diluted earnings per share. This included an after-tax nonrecurring charge of $26 million associated with the decision to outsource certain information technology services as part of the company's program to streamline support services. Excluding these charges, earnings for the first quarter of 2001 were $133 million, or $0.61 basic and diluted earnings per share, a 45 percent decrease from 2000 first quarter earnings of $244 million, or $1.04 basic and diluted earnings per share.

Consolidated net sales and revenues were $3.6 billion in the quarter, down nine percent from $3.9 billion for the same period last year.

Operating results for 2001 include $66 million in net pension income compared with $41 million in 2000.

Timberlands

First quarter operating earnings were $141 million, a decrease of 15 percent from $166 million reported in 2000. Sales to unaffiliated customers were $271 million compared to $282 million a year ago. Intersegment sales were $225 million for the quarter, up from $119 million a year ago. Lower domestic log prices and increased competitive pressure on export log markets contributed to the decrease in third party sales. Late in the quarter, domestic log prices began to improve due to seasonal demand and slightly stronger lumber prices. The company expects the export log market to remain under competitive pressure throughout the second quarter.

Wood Products

This segment reported an operating loss of $33 million for the first quarter compared to operating earnings of $138 million last year. Sales were $1.4 billion, down 21 percent from sales of $1.7 billion during the same period in 2000. Lumber and oriented strand board (OSB) prices reached 10-year lows during the first quarter of 2001, but improved slightly late in the quarter due to seasonal factors. During the quarter, Weyerhaeuser took downtime at many of its lumber mills and at all of its OSB facilities to balance inventories with demand. The company expects these mills to continue operating at less than full capacity during the second quarter. Market conditions for engineered wood products remained stable during the quarter.

Weyerhaeuser Company
- 22 -

Third party sales and total production volumes for the major products in the timberlands and wood products segments for the thirteen weeks ended April 1, 2001 and March 26, 2000, are as follows:

					 	 Third Party Sales	  Total Production
						--------------------	--------------------						Thirteen weeks ended	Thirteen weeks ended
						--------------------	--------------------
						April 1,	March 26,	April 1,   March 26,
Products (in millions)			  2001	  2000	  2001	  2000
---------------------			--------	--------	--------	--------
Timberlands:
  Raw Materials-cubic feet		  140		  145		   --		  --
  Logs-cubic feet				   --		   --		  174		  183
Wood Products:
  Softwood lumber-board feet	 	1,667	 	1,657	  	1,417	  	1,411
  Softwood plywood and
  	veneer-square feet (3/8")	  449	        504 	  285		  331
  Composite panels-square
	feet (3/4")    			   65	    	  122		   24		   55
  Oriented strand board-square
  	feet (3/8")				  871 	  890		  783		  898
  Hardwood lumber-board feet		  106		   97		  111		   95
  Raw materials-cubic feet		   87		   95		   --		   --
  Logs-cubic feet				   --		   --		  180		  146


Pulp, Paper and Packaging

Operating earnings for the first quarter were $167 million, down 10 percent from $186 million in the first quarter of 2000. Sales for the quarter were $1.5 billion compared to sales of $1.6 billion reported for the same period last year. Declining pulp prices and lower containerboard packaging volumes contributed to the decreased earnings. Pulp prices came under pressure during the first quarter, a trend that is expected to continue into the second quarter. The company also took significant downtime in a number of pulp, paper and containerboard mills during the first quarter to perform maintenance and balance inventories with demand. Weyerhaeuser expects the slowing global economy to result in weaker demand for products in all its major pulp, paper and packaging product lines that will result in additional production curtailments in the second quarter.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended April 1, 2001 and March 26, 2000, are as follows:

					 	 Third Party Sales	  Total Production
						--------------------	--------------------						Thirteen weeks ended	Thirteen weeks ended
						--------------------	--------------------
						April 1,	March 26,	April 1,   March 26,
Products (in thousands)			  2001	  2000	  2001	  2000
---------------------			--------	--------	--------	--------
  Pulp-air-dry metric tons		    480	    541	    549	    587
  Paper-tons				    393	    387	    400	    395
  Paperboard-tons				     60	     62	     52	     57
  Containerboard-tons			    218	    294	    875	    994
  Packaging-MSF 			 	 12,690	 13,359	 13,355	 14,117
  Recycling-tons				    826	    760	  1,192	  1,112


Real Estate and Related Assets

First quarter operating earnings of $69 million exceeded last year's earnings of $47 million by 47 percent. Sales and revenues were $334 million, up 20 percent from $278 million a year ago. Increased closings and higher operating margins contributed to the increase. Given the strong six-month backlog of existing orders and favorable mortgage rates, the company expects its real estate business to continue to perform well in the second quarter.

										Weyerhaeuser Company
												  - 23 -

Costs and Expenses

Weyerhaeuser's first quarter costs and expenses were $3.1 billion compared to $3.2 billion in the same quarter last year. Included in Weyerhaeuser's 2001 costs are nonrecurring pretax charges of $45 million in support alignment costs and $7 million in integration and closure costs related to the MacMillan Bloedel and Trus Joist acquisitions. Costs and expenses for 2000 include $1 million for support alignment and $13 million in noncash charges for integration and closure of facilities. Excluding these nonrecurring charges, 2001 costs and expenses were $3.0 billion, seven percent below the prior year amount of $3.2 billion. The 2001 support alignment costs include $41 million recognized in conjunction with the company's decision to outsource certain information technology services, $20 million of which relates to the impairment of information technology assets to be disposed of. Weyerhaeuser's cost of products sold, as a percentage of sales, was 77 percent for the current quarter compared to 74 percent in the 2000 first quarter, due to lower sales prices in the current quarter. As of the end of first quarter 2001, the company has achieved $173 million in synergies associated with the integration of the MB and TJ acquisitions, of which $33 million was achieved in the current quarter.

The increase in real estate and related assets segment's costs and expenses can be attributed to increased sales volumes over the same period last year.

Other operating costs, net, is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. There were no significant individual items in the first quarter of 2001 or 2000.

Liquidity and Capital Resources

General

The company is committed to the maintenance of a sound capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

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

Operations

Consolidated net cash used for operations in the first quarter of 2001 was $159 million, down from $5 million net cash provided by operations during the same quarter last year. Net cash from operations, before net changes in working capital, of $260 million was offset by an increased use of funds for working capital. Cash provided by net earnings of $107 million was net of noncash charges of $208 million for depreciation, amortization and fee stumpage, $28 million in deferred taxes and $20 million for an asset impairment charge. This was offset by noncash credits of $62 million for pension and post retirement benefits and $29 million of equity in earnings in affiliates.

Cash required for working capital by Weyerhaeuser was $303 million in the first quarter of 2001, a decrease of $72 million or 19 percent from 2000. Requirements for 2001 included $155 million for increases in inventories and $140 million for reductions in accounts payable and accrued liabilities. The inventory increase was across all product lines, with the inventory turnover rate dropping from 10.9 turns in the 2000 first quarter to 8.2 turns in the current quarter. Real estate and related assets cash outflows for working capital included $56 million for the acquisition and development of land and residential lots for development in excess of products sold and $65 million in reductions of accounts payable and accrued liabilities, $63 million of which related to a tax settlement paid to Weyerhaeuser.

Weyerhaeuser Company
- 24 -

Earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

 . Timberlands - $159 million, a decrease of $25 million from $184 million in 2000. Operating earnings for this segment were $25 million lower than last year.

 . Wood products - $31 million compared to $206 million in 2000. Operating earnings declined $171 million from the same period last year and depreciation and amortization charges decreased by $4 million.

 . Pulp, paper and packaging - $277 million in the current quarter compared to $294 million a year ago. The $19 million decline in operating earnings included a $2 million increase in depreciation and amortization.

Investing

Capital expenditures for the first quarter, excluding acquisitions and real estate and related assets, were $189 million in 2001 compared to $144 million in 2000. Current year capital spending by segment was $18 million for timberlands, $50 million for wood products, $117 million for pulp, paper and packaging and $4 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions and real estate and related assets, to approximate $765 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

Cash provided by investments in equity affiliates for real estate and related assets reflects distributions from equity investments that were liquidated by the company during the current quarter.

Financing

During the quarter, Weyerhaeuser increased its interest bearing debt by $242 million. This was primarily due to additional borrowings of $261 million offset by debt payments of $19 million. The company's debt to total capital ratio was 36 percent at the end of the first quarter, comparable to the 34 percent ratio at the end of the 2000 first quarter.

The real estate and related assets segment reduced third party debt by $38 million. This reflects a $54 million reduction in notes and commercial paper borrowings and $2 million of debt repayments offset by $18 million in new issuances of debt.

During the first quarter, the company paid $87 million in cash dividends compared to $91 million in cash dividends paid during the 2000 first quarter. The decrease in dividends paid is reflective of the reduction of outstanding shares resulting from the share repurchase program initiated during the first quarter of 2000.

Environmental Matters

The company has established reserves for remediation costs on all of the approximately 127 active sites across its operations as of the end of first quarter 2001 in the aggregate amount of $61 million, down from $67 million at the end of 2000. This decrease reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company accrued $7 million of remediation costs into this reserve in the first three months of 2000. The company incurred remediation costs of $2 million in both 2001 and 2000, and charged these costs against the reserve.

Legal Proceedings

The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took an after-tax charge of $82 million to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. Two named intervenors and objectors have filed a notice of appeal from the order granting approval of the settlement.

										Weyerhaeuser Company
												  - 25 -
Other

In late 1999, the company announced a new initiative to streamline and improve delivery of internal support services that is expected to result in $150 million to $200 million in annual savings. The company began implementation of these plans during the first quarter of 2000, a process that may take up to three years to complete. Because implementation plans are still under review, the specific number of employees affected, exact timing of the implementation and associated costs have not been finalized. To date, the company has captured $43 million in savings while incurring $62 million of costs, such as severance, relocation and outsourcing. Included in these costs is a charge of $41 million ($26 million after tax) in the first quarter of 2001 for costs associated with the decision to outsource certain information technology services to a third party.

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

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activities, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company also utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange and commodity price risks. For those limited number of contracts that are considered derivative instruments, the company has formally designated most as hedges of specific and well-defined risks. These contracts include:

 . Foreign currency futures contracts entered into in conjunction with the company's agreement to purchase equipment in a foreign denominated currency.
The objective of the contracts, which have been designated as fair value hedges, is to fix the company's U.S. dollar cost of the equipment purchased in EUROs.
At April 1, 2001, the company had a long position in EUROs, with both a fair value and a notional amount of $11 million. The contracts expire monthly through August 2002.

 . Foreign exchange contracts, which the company has designated as cash flow hedges, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. These contracts generate gains or losses that are recorded in other comprehensive income until the contracts' respective settlement dates, at which time they are reclassified into earnings. At April 1, 2001, the company had a long position in Canadian dollars, with a fair value of $9 million and a corresponding notional amount of $10 million.
The contracts expire monthly through June 2003.

 . Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The company has designated this swap as a cash flow hedge, the objective of which is to hedge the variability of future cash flows associated with changes in LIBOR. At April 1, 2001, the company had one interest rate swap with a maturity date of November 6, 2001, and a notional amount of $75 million with a fixed interest rate of 6.85 percent. The variable rate at April 1, 2001, based on the 30-day LIBOR, was 5.01 percent, with the fair value of the swap being a loss of $2.6 million. The amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

 . Commodity swap agreements designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. The company has designated these agreements as cash flow hedges. These agreements generate gains or losses that are recorded in other comprehensive income until the contracts' respective settlement dates, at which time they are reclassified into earnings. As of April 1, 2001, the company had open positions in connection with four natural gas swap agreements, which are settled monthly through October 2002. The notional amount of these contracts was $9 million, with a fair value representing a gain of $8 million.

Weyerhaeuser Company
- 26 -

 . Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating rate based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to short-term investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in
earnings currently.   At April 1, 2001, the company had one swap with a maturity date of December 31, 2003, and a notional amount of $128 million. Both parties have the right to terminate this swap with short notice. The fair value of the swap approximates zero as of April 1, 2001.

In addition to the contracts described above, the company is also involved in a very limited number of trading transactions designed to capitalize on the company's knowledge and understanding of the commodity lumber market. The company's open trading positions are marked to market at each reporting date and all unrealized gains and losses are recognized in income. Trading activities to date have not had a material effect on the company's financial position, results
of operations or cash flows.   As of April 1, 2001, the company's net open
position within its trading operations was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations.

										Weyerhaeuser Company
												  - 27 -
Part II.	Other Information

Item 1.	Legal Proceedings

The company entered into a class action settlement of hardboard siding claims against the company which was approved by the Superior Court, San Francisco County, California in December 2000. The settlement class consists of all persons who own or owned structures in the United States on which the company's hardboard siding had been installed from January 1, 1981 through December
31, 1999. In February 2001, two named intervenors and objectors filed a notice of appeal from the order granting final approval to the class action settlement. The company took an after-tax charge of $82 million in the second quarter of 2000 to cover the estimated cost of the settlement and related costs. Because the nationwide class action settlement has been approved, other cases seeking class certification in Oregon, Texas, Washington, South Carolina and Iowa have been dismissed. At the end of the first quarter the company is a defendant in 17 non-class hardboard siding cases involving primarily multi-family structures and residential developments, six of which are settled but awaiting final judicial approval. The company anticipates that some of the individuals and entities who have opted out of the settlement may file lawsuits against the company.

In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit purports to be a class action on behalf of purchasers of corrugated containers during the period October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit purports to be a class action on behalf of purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. In October 2000, the court denied motions to dismiss the suits that had been filed by the company and the other defendants. Discovery has commenced in both suits and the plaintiffs have filed motions to certify a class in both cases.

In May 1999, the Equity Committee ("the Committee") in the Paragon Trade Brands, Inc. bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor's estate. Specifically, the Committee seeks to assert that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon's public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company. Both the Committee and the company have filed motions for summary judgment, which have not yet been heard.

In April 2000, the Environmental Protection Agency (Region X) (EPA) issued a notice of violation (NOV) and proposed penalty of $194 thousand to the company's Mountain Pine, Arkansas, manufacturing facility. The NOV alleges the facility was in violation of its Title V operating permit because it had reported multiple instances in which the mill's two boilers had exceeded pressure drop and scrubber flow rate requirements in its permits. The company appealed the penalty and in January 2001 the parties entered into a consent agreement whereby Weyerhaeuser agreed to pay a $40 thousand civil penalty and upgrade the particulate controls on the boiler.

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

Weyerhaeuser Company
- 28 -

Item 2.	Changes in Securities 						not applicable


Item 3.	Defaults upon Senior Securities				not applicable


Item 4.	Submission of Matters to a Vote of Security Holders	not applicable


Item 5.	Other Information 						not applicable


Item 6.	Exhibits and Reports on Form 8-K

		Exhibits

		None

		Reports on Form 8-K

		The registrant filed reports on Form 8-K dated January 26 and April
		20, 2001, reporting information under Item 5, Other Events.