Form 10-Q
period 2001-08-15
WEYERHAEUSER CO
filed 2001-08-16
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549
                                FORM 10-Q


      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the twenty-six weeks ended July 1, 2001, or

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

            Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
     Title of Each Class                          Which Registered
------------------------------                -------------------------
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
                                                    ---   ---
The number of shares outstanding of the registrant's class of common stock, as of August 3, 2001, was 216,157,507 common shares ($1.25 par value).

                                                        Weyerhaeuser Company
                                                                         -2-
                  WEYERHAEUSER COMPANY AND SUBSIDIARIES

                        Index to Form 10-Q Filing
               For the twenty-six weeks ended July 1, 2001

                                                                    Page No.
                                                                    --------
Part I.     Financial Information

Item 1.     Financial Statements
            Consolidated Statement of Earnings                          3
            Consolidated Balance Sheet                                 4-5
            Consolidated Statement of Cash Flows                       6-7
            Notes to Financial Statements                              8-20
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              21-25
Item 3.     Quantitative and Qualitative Disclosures About Market Risk 25-26

Part II.    Other Information

Item 1.     Legal Proceedings                                           26
Item 2.     Changes in Securities                             (not applicable)
Item 3.     Defaults upon Senior Securities                   (not applicable)
Item 4.     Submission of Matters to a Vote of Security Holders         27
Item 5.     Other Information                                 (not applicable)
Item 6.     Exhibits and Reports on Form 8-K                            27

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2000. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ending July 1, 2001, should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

                                                WEYERHAEUSER COMPANY


                                                By /s/ K. J. Stancato
                                                   -------------------------
                                                   K. J. Stancato

                                                   Duly Authorized Officer and
                                                   Principal Accounting Officer
August 15, 2001

                                                      Weyerhaeuser Company
                                                                       -3-

                  WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ---------
                    CONSOLIDATED STATEMENT OF EARNINGS
             For the periods ended July 1, 2001 and June 25, 2000
        (Dollar amounts in millions except as noted and per share data)
                             (Unaudited)

                                 Thirteen weeks ended   Twenty-six weeks ended
                                 --------------------   ----------------------
                                   July 1,  June 25,     July 1,    June 25,
                                    2001      2000         2001       2000
                                  --------  --------    --------    --------
Net sales and revenues:
  Weyerhaeuser                     $ 3,481    $ 3,865   $  6,700     $ 7,512
  Real estate and related assets       371        324        705         602
                                   -------    -------   --------     -------
Total net sales and revenues         3,852      4,189      7,405       8,114
                                   -------    -------   --------     -------
Costs and expenses:
  Weyerhaeuser:
    Costs of products sold           2,651      2,890      5,144       5,591
    Depreciation, amortization
      and fee stumpage                 215        215        422         421
    Selling expenses                   100         91        191         178
    General and administrative
      expenses                         185        165        356         336
    Research and development expenses   14         15         27          27
    Taxes other than payroll and
       income taxes                     38         35         75          72
    Other operating costs, net (Note 5) 22          9         13          29
    Support alignment costs (Note 13)    5          4         50           5
    Charges for integration and
       closure of facilities (Note 14)   4         16         11          29
    Charge for settlement of hardboard
       siding claims (Note 15)          --        130         --         130
                                   -------     -------    -------     ------
                                     3,234      3,570      6,289       6,818
                                   -------     -------    -------     ------
  Real estate and related assets:
    Costs and operating expenses       288        256        539         476
    Depreciation and amortization        2          2          3           3
    Selling expenses                    10         10         22          19
    General and administrative
        expenses                        13         12         26          25
    Taxes other than payroll and
       income taxes                      1          2          3           4
    Other operating costs, net (Note 5) (1)        --         (2)        (1)
                                   -------     -------    -------     ------
                                       313        282        591         526
                                   -------     -------    -------     ------
Total costs and expenses             3,547      3,852      6,880       7,344
                                   -------     -------    -------     ------
Operating income                       305        337        525         770

Interest expense and other:
  Weyerhaeuser:
    Interest expense incurred           87         82        175         173
    Less interest capitalized            6          5         10           9
    Equity in income of
      affiliates (Note 4)               15         15         30          25
      Interest income and other          4          4         10          22
  Real estate and related assets:
    Interest expense incurred           18         20         37          39
    Less interest capitalized           17         16         33          31
    Equity in income of
      unconsolidated entities (Note 4)   3         39         17          53
Interest income and other                3          3          5           6
                                   -------     -------    -------     ------
Earnings before income taxes           248        317        418         704
Income taxes (Note 6)                   77        114        140         257
                                   -------     -------    -------     ------
Net earnings                       $   171     $  203     $  278      $  447
                                   =======     =======    =======    =======

Per share (Note 2):
    Basic net earnings             $   .78     $  .89     $ 1.27      $ 1.93
                                   =======     =======    =======    =======
    Diluted net earnings           $   .78     $  .89     $ 1.27      $ 1.93
                                   =======     =======    =======    =======
Dividends paid per share           $   .40     $  .40     $  .80      $  .80
                                   =======     =======    =======    =======

See Accompanying Notes to Financial Statements

                                                       Weyerhaeuser Company
                                                                        -4-

                  WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ---------
                      CONSOLIDATED BALANCE SHEET
                  July 1, 2001 and December 31, 2000
                     (Dollar amounts in millions)

                                                          July 1,     Dec. 31,
                                                           2001         2000
                                                          -------     -------
                                                        (Unaudited)
Assets
------
Weyerhaeuser
   Current assets:
      Cash and cash equivalents                           $    64     $   115
      Receivables, less allowances                          1,233       1,247
      Inventories (Notes 1 and 7)                           1,600       1,499
      Prepaid expenses                                        450         427
                                                          -------     -------
        Total current assets                                3,347       3,288

   Property and equipment (Note 8)                          7,845       8,157
   Construction in progress                                   776         574
   Timber and timberlands at cost, less fee
      stumpage charged to disposals	                        1,728       1,696
   Investments in and advances to equity affiliates (Note 4)  633         579
   Goodwill, net of accumulated amortization                1,123       1,150
   Other assets and deferred charges                          885         716
                                                          -------     -------
                                                           16,337      16,160
                                                          -------     -------

Real estate and related assets
   Cash and cash equivalents                                    7           8
   Receivables, less discounts and allowances                  86          81
   Mortgage-related financial instruments, less
      discounts and allowances                                 70          73
   Real estate in process of development and for sale         629         621
   Land being processed for development                       954         917
   Investments in unconsolidated entities, less
       reserves (Note 4)                                       64         205
   Other assets                                               158         130
                                                          -------     -------
                                                            1,968       2,035
                                                          -------     -------
       Total assets                                       $18,305     $18,195
                                                          =======     =======

See Accompanying Notes to Financial Statements

                                                      Weyerhaeuser Company
                                                                       -5-


                                                          July 1,     Dec. 31,
                                                           2001         2000
                                                          -------     -------
                                                        (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
   Current liabilities:
      Notes payable and commercial paper                  $   880     $   645
      Current maturities of long-term debt                     12          88
      Accounts payable (Note 1)                               918         921
      Accrued liabilities (Note 9)                            967       1,050
                                                          -------     -------
          Total current liabilities                         2,777       2,704

   Long-term debt (Note 11)                                 3,945       3,974
   Deferred income taxes (Note 6)                           2,432       2,377
   Deferred pension, other postretirement benefits
      and other liabilities                                   744         784
   Commitments and contingencies (Note 16)
                                                          -------     -------
                                                            9,898       9,839
                                                          -------     -------

Real estate and related assets
   Notes payable and commercial paper                         353         778
   Long-term debt (Note 11)                                   747         362
   Other liabilities                                          353         384
   Commitments and contingencies (Note 16)
                                                          -------     -------
                                                            1,453       1,524
                                                          -------     -------
   Total liabilities                                       11,351      11,363
                                                          -------     -------
Shareholders' interest (Note 12)
   Common shares:  $1.25 par value; authorized
      400,000,000 shares; issued and
      outstanding: 215,423,132 and 213,897,744                269         268
   Exchangeable shares; no par value; unlimited shares
      authorized; issued and held by
      nonaffiliates: 4,316,654 and 5,315,471                  293         361
   Other capital                                            2,615       2,532
   Retained earnings                                        3,952       3,849
   Cumulative other comprehensive income (expense)           (175)       (178)
                                                          -------     -------
          Total shareholders' interest                      6,954       6,832
                                                          -------     -------

          Total liabilities and shareholders' interest    $18,305     $18,195
                                                          =======     =======

                                                      Weyerhaeuser Company
                                                                       -6-

                  WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ---------
                  CONSOLIDATED STATEMENT OF CASH FLOWS
     For the twenty-six week periods ended July 1, 2001 and June 25, 2000
                     (Dollar amounts in millions)
                             (Unaudited)

                                                             Consolidated
                                                          -------------------
                                                          July 1,     June 25,
                                                           2001         2000
                                                          -------     -------
Cash provided by (used for) operations:
 Net earnings                                             $   278     $   447
 Noncash charges (credits) to income:
   Depreciation, amortization and fee stumpage                425         424
   Deferred income taxes, net                                  72          65
   Pension and other postretirement benefits                 (110)        (83)
   Equity in income of affiliates and unconsolidated entities (47)        (78)
   Charge for settlement of hardboard siding claims (Note 15)  --         130
   Charges for integration and closure of facilities (Note 14) 11          29
   Charge for impairment of long-lived assets (Note 13)        20          --
 Decrease (increase) in working capital:
   Receivables                                                 22         (29)
   Inventories, real estate and land                         (131)       (199)
   Prepaid expenses                                           (32)       (105)
   Mortgage-related financial instruments                       1           3
   Accounts payable and accrued liabilities                  (151)       (229)
 Loss on disposition of assets                                  8          --
 Other                                                        (92)        (25)
                                                          -------     -------
Net cash provided by (used for) operations                    274         350
                                                          -------     -------

Cash provided by (used for) investing activities:
 Property and equipment                                      (353)       (352)
 Timberlands reforestation                                    (16)        (14)
 Acquisition of timberlands                                   (37)        (26)
 Acquisition of businesses and facilities, net of
   cash acquired (Note 17)                                     --        (643)
 Investments in and advances to equity affiliates             135          46
 Proceeds from sale of:
   Property and equipment                                      21          --
   Mortgage-related financial instruments                       5           4
 Intercompany advances                                         --          --
 Other                                                        (15)         44
                                                          -------     -------
Net cash provided by (used for) investing activities         (260)       (941)
                                                          -------     -------

Cash provided by (used for) financing activities:
 Issuances of debt                                            400          11
 Notes and commercial paper borrowings, net                  (190)        698
 Cash dividends                                              (175)       (186)
 Intercompany cash dividends                                   --          --
 Payments on debt                                            (138)       (920)
 Repurchase of common shares                                   --        (630)
 Exercise of stock options                                     24           9
 Other                                                         13          81
                                                          -------     -------
Net cash provided by (used for) financing activities          (66)       (937)
                                                          -------     -------

Net increase (decrease) in cash and cash equivalents          (52)     (1,528)
Cash and cash equivalents at beginning of year                123       1,643
                                                          -------     -------
Cash and cash equivalents at end of period                $    71      $  115
                                                          =======     =======
Cash paid (received) during the period for:
 Interest, net of amount capitalized                      $   191      $  181
                                                          =======     =======
 Income taxes                                             $    36      $  115
                                                          =======     =======

See Accompanying Notes to Financial Statements

                                                       Weyerhaeuser Company
                                                                        -7-








         Weyerhaeuser        Real Estate and Related Assets
     -------------------    ------------------------------
      July 1,     June 25,       July 1,    June 25,
      2001         2000           2001       2000
     -------     -------        -------     -------

     $   195     $   367        $    83     $    80

         422         421              3           3
          65          62              7           3
        (107)        (81)            (3)         (2)
         (30)        (25)           (17)        (53)
          --         130             --          --
          11          29             --          --
          20          --             --          --

          28         (35)            (6)          6
         (68)       (119)           (63)        (80)
         (32)       (105)            --          --
          --          --              1           3
        (113)       (216)           (38)        (13)
           8          --             --          --
         (58)        (17)           (34)         (8)
     -------     -------        -------     -------
         341         411            (67)        (61)
     -------     -------        -------     -------


        (352)       (338)            (1)        (14)
         (16)        (14)            --          --
         (37)        (26)            --          --

          --        (643)            --          --
         (25)         12            160          34

          21          --             --          --
          --          --              5           4
           8          (2)            (8)          2
         (12)         44             (3)         --
     -------     -------        -------     -------
        (413)       (967)           153          26
     -------     -------        -------     -------


         --           11            400          --
        235          611           (425)         87
       (175)        (186)            --          --
         30           --            (30)         --
       (105)        (868)           (33)        (52)
         --         (630)            --          --
         24            9             --          --
         12           81              1          --
    -------      -------        -------     -------
         21         (972)           (87)         35
    -------      -------        -------     -------

        (51)      (1,528)            (1)         --
        115        1,640              8           3
    -------      -------        -------     -------
    $    64      $   112        $     7     $     3
    =======      =======        =======     =======

    $   185      $   173        $     6     $     8
    =======      =======        =======     =======
    $   (37)     $    58        $    73     $    57
    =======      =======        =======     =======

                                                       Weyerhaeuser Company
                                                                        -8-

                  WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ---------
                     NOTES TO FINANCIAL STATEMENTS
  For the twenty-six week periods ended July 1, 2001 and June 25, 2000


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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

 .Timberlands, which is engaged in the management of 6.0 million acres of company-owned and .4 million acres of leased commercial forestland in North America. The company also has renewable long-term licenses on 31.6 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations.

 .Wood products, which produces a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe. It is also engaged in the management of forestland in Canada under long-term licensing arrangements.

 .Pulp, paper and packaging, which manufactures and sells pulp, paper, paperboard and containerboard in North American, Pacific Rim and European markets and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

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

Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, Statement No. 142 requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives. Implementation of Statement No. 142, which is effective for fiscal 2002, is currently expected to increase the company's annual net earnings by up to $40 million due to the cessation of goodwill amortization. This impact could be reduced by the identification of additional intangibles that will require separate recognition under Statement No. 142; however, this impact is not expected to be significant. In addition, the company does not currently expect any material impairment of goodwill to result from implementation of Statement No. 142. The company believes that implementation of this statement will not have a material impact on its financial position or cash flows.

                                                       Weyerhaeuser Company
                                                                        -9-

Derivatives

The company utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange, interest rate and commodity price risks. The vast majority of these contracts are fixed-price contracts for future purchases and sales of various commodities that meet the definition of "normal purchases or normal sales", and therefore, are not considered derivative instruments under Statement 133, as amended. Likewise, several of the company's financial and commodity contracts do not provide for net settlement, and therefore, are not considered derivative instruments under Statement 133, as amended. The company's current accounting treatment for the limited number of contracts considered derivative instruments follows:

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

The following contracts have been formally designated as fair value hedges:

 .Foreign currency futures contracts entered into in conjunction with the company's agreement to purchase equipment in a foreign denominated currency. The objective of the contracts is to hedge the company's future foreign denominated payments for the equipment purchase.

The following financial instruments have been formally designated as cash flow hedges:

 .Foreign exchange contracts, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. Gains or losses recorded in other comprehensive income are reclassified into earnings at the contracts' respective settlement dates.

 .Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The objective of this swap is to hedge the variability of future cash flows associated with changes in LIBOR. The gain or loss on this swap will be reclassified into earnings at the contract's settlement date. The premiums received by the company on the sale of its swaps are treated as deferred income and amortized against interest expense over the term of the agreements.

 .Commodity swap agreements designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. Gains or losses recorded in other comprehensive income are reclassified into earnings at the contracts' respective settlement dates.

In addition, the company has the following contracts that have not been designated as hedges:

 .Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating rate based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to short-term investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently.

 .Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for selected
business units.   The company's commodity futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company's financial position, results of operations or cash flows. As of July 1, 2001, the company's net position with commodity futures contracts was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The notional amounts of these derivative financial instruments are $233 million and $115 million at July 1, 2001, and December 31, 2000, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. Excluding the reclassification of net gains out of cumulative other comprehensive income (expense), the net earnings impact in the second quarter of 2001 resulting from the company's use of derivative instruments was immaterial. The company estimates that approximately $3 million of net derivative gains recorded in cumulative other comprehensive income (expense) as of July 1, 2001, will be reclassified into earnings within the next 12 months.

                                                      Weyerhaeuser Company
                                                                      -10-

Cash and Cash Equivalents

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $394 million and $417 million at July 1, 2001, and December 31, 2000, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $220 million and $227 million greater at July 1, 2001, and December 31, 2000, respectively.

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited. The unamortized balance of goodwill is assessed for recoverability on a periodic basis. The measurement of possible impairment is based on the ability to recover the balance of goodwill from expected future operating cash flows.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $138 million and $121 million at July 1, 2001, and December 31, 2000, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

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

                                                       Weyerhaeuser Company
                                                                       -12-

Note 2:     Net Earnings Per Share

                                 Thirteen weeks ended   Twenty-six weeks ended
                                 --------------------   ----------------------
                                    July 1,  June 25,     July 1,    June 25,
                                     2001      2000         2001       2000
                                   --------  --------    --------    --------
Weighted average shares outstanding (thousands):
 Basic                             219,600   228,433     219,465     231,271

 Dilutive effect of stock options      479       279         296         455
                                   --------  --------    --------    --------
 Diluted                           220,079   228,712     219,761     231,726
                                   ========  ========    ========    ========

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 2,337,940 shares at prices ranging from $53.75 to $68.41 per share were outstanding during the twenty-six weeks ending July 1, 2001. Options to purchase 750,926 shares at prices ranging from $56.78 to $68.41 per share were outstanding during the twenty-six weeks ending June 25, 2000. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3:     Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:

                                 Thirteen weeks ended   Twenty-six weeks ended
                                 --------------------   ----------------------
                                    July 1,  June 25,     July 1,    June 25,
 Dollar amounts in millions          2001      2000         2001       2000
                                   --------  --------    --------    --------
Net earnings                       $    171  $    203    $    278    $    447
Other comprehensive income (expense):
  Foreign currency translation
    adjustments, net of tax (benefit)
    expense of $16 and $2 for the
    thirteen weeks and $(5) and $11 for
    the twenty-six weeks, respectively   90       129          (2)         83
  Cash flow hedges:
    Net derivative gains (losses), net
     of tax (benefit) expense of $(1)
     and $0 for the thirteen weeks and
     $5 and $0 for the twenty-six weeks,
     respectively                        (4)       --           7          --
    Reclassification of (gains) losses,
     net of tax benefit (expense) of $0
     and $0 for the thirteen weeks and
     $(1) and $0 for the twenty-six weeks,
     respectively                        --        --          (2)         --
                                   --------  --------    --------    --------
                                   $    257  $    332    $    281    $    530
                                   ========  ========    ========    ========

Note 4:     Equity Affiliates

Weyerhaeuser

The company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. The company's significant equity affiliates, as of July 1, 2001, are:

 .Cedar River Paper Company - A 50 percent owned joint venture in Cedar Rapids, Iowa, that manufactures liner and medium containerboard from recycled fiber. On July 2, 2001, Cedar River Paper Company became a wholly owned subsidiary of the company. See Note 18: Subsequent Events.

 .ForestExpress, LLC - A 28 percent owned joint venture formed during 2000 to develop and operate a global, web-enabled, business-to-business marketplace for the forest products industry. Other equity members of the joint venture, which is headquartered in Atlanta, Georgia, include Boise Cascade Corporation, Georgia-Pacific Corporation, International Paper, The Mead Corporation, Morgan Stanley Dean Witter, and Willamette Industries.

                                                      Weyerhaeuser Company
                                                                      -13-

 .Nelson Forests Joint Venture - An investment in which the company owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

 .North Pacific Paper Corporation - A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

 .RII Weyerhaeuser World Timberfund, L.P. - A 50 percent owned joint venture with institutional investors to make investments in timberlands and related assets outside the United States. The primary focus of this partnership is in pine forests in the Southern Hemisphere.

 .SCA Weyerhaeuser Packaging Holding Company Asia Ltd. - A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Two facilities are in operation in China.

 .Southern Cone Timber Investors Holding Company, LLC - A 50 percent owned joint venture with institutional investors that has made an investment in Uruguayan timberlands. The primary focus of this entity is in plantation forests in the Southern Hemisphere.

 .Wapawekka Lumber LP - A 51 percent owned limited partnership in Saskatchewan, Canada, that commenced the operation of a sawmill during 1999. Substantive participating rights by the minority partner preclude the consolidation of this partnership by the company.

 .Wilton Connor LLC - A 50 percent owned joint venture in Charlotte, North Carolina, which supplies full-service, value-added turnkey packaging solutions to assist product manufacturers in the areas of retail marketing and distribution.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:



                                                          July 1,     Dec. 31,
Dollar amounts in millions                                 2001         2000
                                                          -------     -------
Current assets                                            $   260     $   234
Noncurrent assets                                           1,560       1,441
Current liabilities                                           186         207
Noncurrent liabilities                                        563         595

                                 Thirteen weeks ended   Twenty-six weeks ended
                                 --------------------   ----------------------
                                    July 1,  June 25,     July 1,    June 25,
                                     2001      2000         2001       2000
                                   --------  --------    --------    --------
Net sales and revenues             $    219  $    246    $    448    $    458
Operating income                         31        37          63          62
Net income (loss)                        24        26          48          42

The company provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, the company purchases finished product from certain of these entities. The aggregate total of these transactions is not material to the results of operations of the company.

Real Estate and Related Assets

Investments in unconsolidated entities that are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings as appropriate. As of December 31, 2000, these investments included minor holdings in non-real estate partnerships that had significant assets, liabilities and income. Such investments were liquidated during the first quarter of 2001.

                                                      Weyerhaeuser Company
                                                                      -14-

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows:

                                                          July 1,     Dec. 31,
Dollar amounts in millions                                 2001         2000
                                                          -------     -------
Current assets                                            $     8     $11,296
Noncurrent assets                                             302         271
Current liabilities                                            15       9,864
Noncurrent liabilities                                        146         140

                                 Thirteen weeks ended   Twenty-six weeks ended
                                 --------------------   ----------------------
                                    July 1,  June 25,     July 1,    June 25,
                                     2001      2000         2001       2000
                                   --------  --------    --------    --------
Net sales and revenues             $    109  $    428    $    440    $    687
Operating income                          8       181         163         304
Net income (loss)                         5       173         130         272

The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Note 5:     Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. Current quarter costs include $10 million of pretax charges related to Westwood Shipping Line's transition to a new charter fleet. Second quarter 2000 costs included a $14 million charge for a judgment against the company resulting from the sale of Oregon assets in 1996.

Note 6:     Income Taxes

Provisions for income taxes include the following:

                                                        Twenty-six weeks ended
                                                        ----------------------
                                                          July 1,     June 25,
Dollar amounts in millions                                 2001        2000
                                                          -------     -------
Federal:
     Current                                              $    47     $   104
     Deferred                                                  80          45
                                                          -------     -------
                                                              127         149
                                                          -------     -------
State:
     Current                                                    5          15
     Deferred                                                   7           1
                                                          -------     -------
                                                               12          16
                                                          -------     -------
Foreign:
     Current                                                  16           73
     Deferred                                                (15)          19
                                                          -------     -------
                                                               1           92
                                                          -------     -------
                                                          $   140     $   257
                                                          =======     =======

During the second quarter of 2001, a phased-in reduction in Canadian income taxes was enacted. This change in tax law produces a one-time benefit by reducing foreign deferred income taxes in the current quarter by $15 million due to the effect of the lower tax rate on the accumulated temporary differences of the company's Canadian subsidiaries. The effect on foreign current income taxes is not significant.

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

                                                      Weyerhaeuser Company
                                                                      -15-

For the period ended July 1, 2001, the company's provision for income taxes as a percent of earnings before income taxes is less than the 35% federal statutory rate due principally to the effect of the change in the Canadian tax rate. This reduction in the effective tax rate for the current quarter is partially offset by the effect of state income taxes. For the period ended June 25, 2000, the company's provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rate for the twenty-six week periods ended July 1, 2001, and June 25, 2000, were 33.5 % and 36.5%, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.


Note 7:     Inventories

                                                          July 1,     Dec. 31,
Dollar amounts in millions                                 2001         2000
                                                          -------     -------
Logs and chips                                            $   193     $   216
Lumber, plywood, panels and engineered wood                   513         415
Pulp and paper                                                206         205
Containerboard, paperboard and packaging                      145         166
Other products                                                222         177
Materials and supplies                                        321         320
                                                          -------     -------
                                                          $ 1,600     $ 1,499
                                                          =======     =======

Note 8:     Property and Equipment


                                                          July 1,     Dec. 31,
Dollar amounts in millions                                 2001         2000
                                                          -------     -------
Property and equipment, at cost:
    Land                                                  $   234     $   235
    Buildings and improvements                              2,168       2,172
    Machinery and equipment                                11,414      11,391
    Rail and truck roads                                      602         661
    Other                                                     155         181
                                                          -------     -------
                                                           14,573      14,640

Less allowance for depreciation and amortization            6,728       6,483
                                                          -------     -------
                                                          $ 7,845     $ 8,157
                                                          =======     =======

Note 9:     Accrued Liabilities


                                                          July 1,     Dec. 31,
Dollar amounts in millions                                 2001         2000
                                                          -------     -------
Payroll - wages and salaries, incentive awards,
     retirement and vacation pay                          $   387     $   418
Taxes - Social Security and real and personal property         56          51
Product warranties                                              9          12
Interest                                                       84         104
Income taxes                                                   49          --
Other                                                         382         465
                                                          -------     -------
                                                          $   967     $ 1,050
                                                          =======     =======

                                                       Weyerhaeuser Company
                                                                       -16-

Note 10:     Short-Term Debt

Lines of Credit

The company had short-term bank credit lines of $925 million and $865 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at July 1, 2001, and December 31, 2000, respectively. No portions of these lines have been availed of by the company or WRECO at July 1, 2001, or December 31, 2000. None of the entities referred to above is a guarantor of the borrowing of the other. In addition, the company has short term bank credit lines that provide for the borrowings of up to $700 million at both July 1, 2001, and December 31, 2000. No portions of these lines have been availed of by the company at July 1, 2001, or December 31, 2000.

The company has received funding commitments from banks in connection with its cash tender offer for all of the outstanding shares of common stock of Willamette Industries, Inc. The funding commitments, which are sufficient to cover the approximate $5.7 billion purchase of all of the outstanding Willamette shares pursuant to the current terms of the tender offer, are subject to certain conditions and expire in October 2001.

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

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $400 million at July 1, 2001, and December 31, 2000.

No portion of these lines has been availed of by the company at July 1, 2001, and December 31, 2000, except as noted.

The company's compensating balance agreements were not significant.

On August 3, 2001, the company issued an additional $840 million of long-term debt. See Note 18: Subsequent Events.

Note 12:     Shareholders' Interest

Common Shares

A reconciliation of common share activity for the periods ending July 1, 2001, and December 31, 2000, is as follows:


                                                          July 1,     Dec. 31,
In thousands                                               2001         2000
                                                          -------     -------
Balance at beginning of year                              213,898     226,039
New issuance                                                   --          45
Retraction of exchangeable shares                             998       3,688
Repurchase of common shares                                    --     (16,182)
Stock options exercised                                       527         308
                                                          -------     -------
Balance at end of period                                  215,423     213,898
                                                          =======     =======

Exchangeable Shares

Exchangeable Shares issued by Weyerhaeuser Company Ltd., a wholly owned Canadian subsidiary of the company, are, as nearly as practicable, the economic equivalent of the company's common shares; i.e., they have the following rights:

 .The right to exchange such shares for Weyerhaeuser common shares on a one-to-one basis.

 .The right to receive dividends, on a per-share basis, in amounts that are the same as, and are payable at the same time as, dividends declared on Weyerhaeuser common shares.

 .The right to vote at all shareholder meetings at which Weyerhaeuser shareholders are entitled to vote on the basis of one vote per Exchangeable Share.

                                                       Weyerhaeuser Company
                                                                       -17-

 .The right to participate upon a Weyerhaeuser liquidation event on a pro-rata basis with the holders of Weyerhaeuser common shares in the distribution of assets of Weyerhaeuser.

A reconciliation of Exchangeable Share activity for the periods ending July 1, 2001, and December 31, 2000, is as follows:


                                                          July 1,     Dec. 31,
In thousands                                               2001         2000
                                                          -------     -------
Balance at beginning of year                               5,315       8,810
New issuance                                                  --         193
Retraction                                                  (998)     (3,688)
                                                          -------     -------
Balance at end of period                                   4,317       5,315
                                                          =======     =======

Cumulative Other Comprehensive Income (Expense)

The company's cumulative other comprehensive income (expense) includes:


                                                          July 1,     Dec. 31,
Dollar amounts in millions                                 2001         2000
                                                          -------     -------
Foreign currency translation adjustments                   $ (172)     $ (170)
Minimum pension liability adjustment                           (8)         (8)
Cash flow hedge fair value adjustments                          5          --
                                                          -------     -------
                                                          $  (175)    $  (178)
                                                          =======     =======

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

In 2001, the company has incurred $50 million of pretax charges related to the support alignment initiative. These costs include $41 million recognized in conjunction with the company's decision to outsource certain information technology services, $20 million of which relates to the impairment of information technology assets to be disposed of. Other support alignment costs include severance, relocation and other outsourcing costs.

In the first two quarters of 2000, the company incurred $5 million of costs in connection with the support alignment initiative.

Note 14:     Charges for Integration and Closure of Facilities

In 2001, the company incurred $11 million of pretax charges related to transition and integration of activities in connection with the MacMillan Bloedel and Trus Joist acquisitions.

In 2000, the company incurred $29 million of pretax charges related to these acquisitions. These expenditures included a $7 million accrual for the closure of a Weyerhaeuser containerboard packaging plant and $22 million of costs incurred for the transition and integration of activities.

Note 15:     Charge for Settlement of Hardboard Siding Claims

In the second quarter of 2000, the company took a pretax charge of $130 million ($82 million net of income taxes) to cover estimated costs of a nationwide class action settlement and claims related to hardboard siding. The settlement was approved by the Superior Court, San Francisco County, California in
December 2000. This is a claims-based settlement, which means that the claims will be paid as submitted over a nine-year period. An independent adjuster will review each claim submitted and determine if it qualifies for payment under the terms of the settlement agreement.

Note 16:     Commitments and Contingencies

The company's capital expenditures, excluding acquisitions and real estate and related assets, were $852 million in 2000, and are expected to be approximately $765 million in 2001; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

                                                       Weyerhaeuser Company
                                                                       -18-

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

Note 17:     Acquisitions

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

The purchase price, plus estimated direct transaction costs and expenses, and the deferred tax effect of applying purchase accounting was calculated as follows:

Dollar amounts in millions

Purchase price of tender offer and stock option cash-out   $    732
Direct transaction costs and expenses                            20
Deferred tax effect of applying purchase accounting             120
Less:  historical net assets                                   (261)
                                                           --------
    Total excess costs                                     $    611
                                                           ========
The excess purchase price was allocated as follows:

Dollar amounts in millions

Property, plant and equipment                              $    288
Goodwill                                                        323
                                                           --------
    Total excess costs                                     $    611
                                                           ========
Property, plant and equipment are being depreciated over not more than 20 years. Goodwill is being amortized on a straight-line basis over 40 years.

Australian Sawmills and Distribution Capabilities

During the second quarter of 2000, the company completed the acquisition of two sawmills and related assets in Australia from CSR Ltd. of Australia. Weyerhaeuser paid approximately US $48 million in cash and assumed debt to acquire:

 .Two sawmills with a combined annual production capacity of 171 million board feet (291,000 cubic meters) of lumber. The mills are located in Tumut, New South Wales; and Caboolture, Queensland.

 .CSR's 70 percent stake in Pine Solutions, Australia's largest softwood timber distributor. RII Weyerhaeuser World Timberfund LP, a partnership between Weyerhaeuser and UBS Brinson, acquired a 30 percent ownership of Pine Solutions during 1999.

                                                       Weyerhaeuser Company
                                                                       -19-

Note 18:     Subsequent Events

On July 2, 2001, the company acquired the remaining 50 percent interest in Cedar River Paper Company (CRPC), a joint venture in Cedar Rapids, Iowa that manufactures liner and medium containerboard from recycled fiber. As of the end of the second quarter, the company held a 50 percent interest in CRPC, which was reported as an investment in equity affiliates. See Note 4: Equity Affiliates. Beginning in July 2001, the balances and activities of CRPC will be reported as part of consolidated Weyerhaeuser operations.

On August 3, 2001, the company issued $840 million in 6.0% notes due August 1, 2006.

Note 19:     Business Segments

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

                                                        Weyerhaeuser Company
                                                                        -20-

An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                 Thirteen weeks ended   Twenty-six weeks ended
                                 --------------------   ----------------------
                                    July 1,  June 25,     July 1,    June 25,
 Dollar amounts in millions          2001      2000         2001       2000
                                   --------  --------    --------    --------
Sales to and revenues from unaffiliated customers:
    Timberlands                    $    266  $    368    $    537    $    650
    Wood products                     1,748     1,834       3,128       3,581
    Pulp, paper and packaging         1,426     1,619       2,953       3,191
    Real estate and related assets      371       324         705         602
    Corporate and other                  41        44          82          90
                                    -------   -------     -------     -------
                                      3,852     4,189       7,405       8,114
                                    -------   -------     -------     -------
Intersegment sales:
    Timberlands                         213       350         438         469
    Wood products                        55        65         118         146
    Pulp, paper and packaging            18        16          82          61
    Corporate and other                   3         3           7           6
                                    -------   -------     -------     -------
                                        289       434         645         682
                                    -------   -------     -------     -------
Total sales and revenues              4,141     4,623       8,050       8,796
Intersegment eliminations              (289)     (434)       (645)       (682)
                                    -------   -------     -------     -------
                                    $ 3,852   $ 4,189     $ 7,405     $ 8,114
                                    =======   =======     =======     =======

Approximate contribution (charge) to earnings (1):
    Timberlands                     $   129   $   160     $   270     $   326
    Wood products                       110        (6)         77         132
    Pulp, paper and packaging            95       237         262         423
    Real estate and related assets (1)   62        80         131         127
    Corporate and other                 (67)      (77)       (157)       (140)
                                    -------   -------     -------     -------
                                        329       394         583         868
Interest expense                        (87)      (82)       (175)       (173)
Less capitalized interest                 6         5          10           9
                                    -------   -------     -------     -------
Earnings before income taxes            248       317         418         704
Income taxes                            (77)     (114)       (140)       (257)
                                    -------   -------     -------     -------
Net earnings                        $   171   $   203     $   278     $   447
                                    =======   =======     =======     =======

There were no material changes from year-end 2000 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $1 million and $4 million for the thirteen weeks and $4 million and $8 million for the twenty-six weeks ended July 1, 2001, and June 25, 2000, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

                                                     Weyerhaeuser Company
                                                                     -21-


                    WEYERHAEUSER COMPANY AND SUBSIDIARIES
                                ---------
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Results of Operations

Consolidated Results

Consolidated net earnings for the second quarter were $171 million, or $0.78 basic and diluted earnings per share, a decrease of 16 percent from 2000 second quarter earnings of $203 million, or $0.89 basic and diluted earnings per share.

The 2001 quarter's results include an after-tax charge of $6 million, or $0.03 per share, for costs associated with Westwood Shipping Line's transition to a new charter fleet and a $15 million, or $0.07 per share, tax benefit resulting from a one-time reduction in deferred taxes due to a lower Canadian corporate tax rate enacted during the second quarter. Net earnings for 2000 include an after-tax charge of $82 million, or $0.36 per share, to cover estimated costs of a nationwide class action settlement and claims related to hardboard siding.

The estimated effect on 2001 second quarter earnings associated with the Association of Western Pulp and Paper Workers (AWPPW) strike of four West Coast Facilities totaled $16.5 million.

Consolidated net sales and revenues for the second quarter were $3.9 billion in 2001, a decrease of 8 percent from $4.2 billion reported in the same period last year.

Year-to-date earnings were $278 million, or $1.27 basic and diluted earnings per share, down 38 percent from earnings of $447 million, or $1.93 basic and diluted earnings per share, for the first six months of 2000. In addition to the impact of the Westwood Shipping Line transition to a new charter fleet and the Canadian corporate tax rate reduction, year-to-date 2001 results include an after-tax charge of $26 million, or $0.12 per share, associated with the first quarter decision to outsource certain information technology services as part of the company's program to streamline support services. Year-to-date net earnings before these nonrecurring items were $295 million, or $1.35 per share, in 2001 as compared to $529 million, or $2.29 per share, for the same period last year.

Consolidated net sales and revenues for the first six months of 2001 were $7.4 million, down 9 percent from $8.1 million in the prior year.

Operating results for 2001 include $124 million in net pension income compared with $95 million in 2000.

Timberlands

Second quarter operating earnings for the timberlands segment were $129 million, a 19 percent decrease from $160 million reported last year. Sales to unaffiliated customers were $266 million, down 28 percent from $368 million in the second quarter of 2000. Intersegment sales were $213 million for the quarter as compared to $350 million for the same period last year. The domestic log market improved early in the quarter due to stronger lumber prices, but weakened as the quarter ended. Export markets softened throughout the quarter with no signs of improvement. The company expects third quarter harvest levels to be seasonally lower with further reductions possible due to dry conditions in the West.

Wood Products

The wood products segment reported operating earnings of $110 million for the current quarter compared to an operating loss of $6 million for the 2000 second quarter. The prior year results included the $130 million pretax charge to cover estimated costs of the nationwide class action settlement and claims related to hardboard siding. Excluding this charge, the segment earned $124 million in the second quarter of last year. Sales were $1.7 billion in the 2001 second quarter compared with $1.8 billion for the same period a year ago. Markets for wood products rebounded during the quarter with stronger prices for most products. Overall demand for wood products was strong during the quarter due to higher housing starts, a trend that is expected to continue through the third quarter. As the quarter ended, prices were weakening. Uncertainty around lumber supply is expected to result in continued pricing volatility.

                                                         Weyerhaeuser Company
                                                                         -22-

Third party sales and total production volumes for the major products in the timberlands and wood products segments for the thirteen and twenty-six weeks ended July 1, 2001, and June 25, 2000, are as follows:

                                  Thirteen weeks ended  Twenty-six weeks ended
                                  --------------------  ----------------------
                                     July 1,  June 25,    July 1,    June 25,
Third party sales volumes (millions) 2001      2000        2001       2000
----------------------------------  --------  --------   --------    --------
Timberlands:
  Raw materials - cubic feet          140       269         280         414

Wood Products:
  Softwood lumber - board feet        1,792     1,925       3,459       3,582
  Softwood plywood and veneer -
     square feet (3/8")               491       590         940         1,094
  Composite panels -
     square feet (3/4")               78        73          143         195
  Oriented strand board -
     square feet (3/8")               916       1,151       1,787       2,041
  Hardwood lumber - board feet        106       102         212         199
  Raw materials - cubic feet          69        88          156         183


Total production volumes (millions)
------------------------------------
Timberlands:
  Logs - cubic feet                  170       210         344         393

Wood Products:
  Softwood lumber - board feet       1,411     1,473       2,828       2,884
  Softwood plywood and veneer -
     square feet (3/8")              278       336         563         667
  Composite panels -
     square feet (3/4")              30        58          54          113
  Oriented strand board -
     square feet (3/8")              833       767         1,616       1,665
  Hardwood lumber - board feet       109       102         220         197
  Logs - cubic feet                  125       79          305         225


Pulp, Paper and Packaging

Operating earnings for the second quarter were $95 million, down from $237 million reported in the second quarter of 2000. Sales were $1.4 billion, 12 percent lower than $1.6 billion for the prior year second quarter. The segment performed well despite challenging market conditions and production curtailments. During the quarter, prices for paper-grade market pulp dropped significantly and fine paper prices began to weaken. The company took approximately 410,000 tons of market, maintenance and strike-related downtime in its pulp, paper and packaging operations during the second quarter. Market conditions are expected to remain difficult given the strong U.S. dollar and weak global economic conditions.

Third party sales and total production volumes for the major products in this segment for the thirteen and twenty-six weeks ended July 1, 2001, and June 25, 2000, are as follows:

                                  Thirteen weeks ended  Twenty-six weeks ended
                                  --------------------  ----------------------
                                    July 1,  June 25,    July 1,    June 25,
Third party sales volumes (thousands)2001      2000        2001       2000
----------------------------------  --------  --------   --------    --------
Pulp - air-dry metric tons           507       481         987         1,022
Paper - tons                         461       376         854         763
Paperboard - tons                    56        66          116         128
Containerboard - tons                222       232         440         526
Packaging - MSF                      11,856    13,438      24,546      26,797
Recycling - tons                     817       756         1,643       1,516


Total production volumes (thousands)
------------------------------------
Pulp - air-dry metric tons           448        546         997         1,133
Paper - tons                         339        404         739         799
Paperboard - tons                    61         68          113         125
Containerboard - tons                776        911         1,651       1,905
Packaging - MSF                      13,432     14,016      26,787      28,133
Recycling - tons                     1,181      1,127       2,373       2,239

                                                         Weyerhaeuser Company
                                                                         -23-

Real Estate and Related Assets

Second quarter operating earnings for the real estate and related assets segment were $62 million. This compares to $80 million last year, which included a gain of $21 million on the sale of assets within a real estate joint venture. Also included in 2000 second quarter operating earnings was $15 million equity in income of unconsolidated entities in which the company liquidated its investments at the end of the first quarter of 2001. Sales for the quarter were $371 million, an increase of 15 percent from $324 million in the second quarter of 2000. Given the strong six-month backlog of existing orders and favorable mortgage rates, the company expects its real estate business to continue to perform well in the third quarter.

Costs and Expenses

Weyerhaeuser's second quarter costs and expenses were $3.2 billion compared to $3.6 billion in the same quarter last year. Included in Weyerhaeuser's 2001 second quarter costs are nonrecurring pretax charges of $10 million related to Westwood Shipping Line's transition to a new charter fleet, $5 million in support alignment costs and $4 million in integration and closure costs related to the MacMillan Bloedel and Trus Joist acquisitions. Included in the 2000 costs are nonrecurring charges of $130 million for the settlement of hardboard siding claims, $4 million for support alignment costs and $16 million for integration and closure costs. Excluding these nonrecurring costs, second quarter costs were $3.2 billion in 2001, down 6 percent compared to $3.4 billion in 2000. Weyerhaeuser's cost of products sold, as a percentage of net sales, was 76 percent for the current quarter compared to 75 percent for the 2000 second quarter. As of the end of the second quarter 2001, the company has achieved $194 million in synergies associated with the integration of the MacMillan Bloedel and Trus Joist acquisitions, while incurring one-time costs of $75 million. Of the total savings to date, $21 million was achieved in the current quarter.

The increase in the real estate and related assets segment's cost and expenses can be attributed to the increased sales volumes over the same period last year.

Other operating costs, net, is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. Current quarter costs include the $10 million pretax charges related to Westwood Shipping Line's transition to a new charter fleet. Second quarter 2000 costs included a $14 million charge for a judgment against the company resulting from the sale of Oregon assets in 1996.

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

The important elements of the policy governing the company's capital structure are as follows:

 .To view separately the capital structures of Weyerhaeuser Company, Weyerhaeuser Real Estate Company and related subsidiaries, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

 .The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Consolidated net cash provided by operations in the first half of 2001 was $274 million, a decrease of $76 million from $350 million in the first six months of 2000. Cash provided by operations before net changes in working capital was $565 million in 2001, a decrease of $344 million from $909 million provided in the first half of 2000. The decrease in cash provided by operations before changes in working capital is primarily due to a $169 million decrease in net earnings for 2001 as compared to 2000 net earnings, which also included a noncash charge of $130 million related to the settlement of hardboard siding claims. Net earnings for 2001 included noncash credits for pension and postretirement benefits that were $27 million greater than the prior year and equity in income of affiliates that was $31 million less than in 2000.

Cash required for working capital by Weyerhaeuser was $185 million in the first six months of 2001, a decrease of $290 million, or 61 percent from the requirements for the same period last year. Requirements for 2001 included $68 million for increases in inventories, $32 million for increases in prepaid expenses and $113 million for reductions in accrued liabilities. The inventory increase was primarily in lumber, plywood , panels and engineered wood and other products. The inventory turnover rate was 8.7 in the current quarter as compared to 8.2 in the first quarter of 2001 and 10.9 in the second

                                                         Weyerhaeuser Company
                                                                         -24-

quarter of 2000. The increase in prepaid expenses consists primarily of prepaid taxes and current portion of deferred expenses. Accrued liabilities reflecting decreases since year-end 2000 include payroll, interest and other.

Real estate and related assets cash outflows for working capital included $63 million for the acquisition and development of land and residential lots for development in excess of products sold and $38 million in reductions of accounts payable and accrued liabilities, including a $63 million tax settlement paid to Weyerhaeuser in the first quarter.

Year-to-date earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

 .Timberlands - $309 million, a decrease of $61 million from $370 million reported for 2000. Operating earnings for this segment were $57 million lower in the current year and depreciation, depletion and amortization charges decreased by $4 million.

 .Wood products - $196 million compared to $389 million in 2000. Operating earnings declined $54 million from the same period last year. Also included in 2000 earnings was a noncash charge of $130 million to cover the estimated costs of the hardboard siding claims.

 .Pulp, paper and packaging - $471 million, $174 million lower than $645 million in 2000. Operating earnings for 2001 declined $161 million from earnings for the first half of 2000 and depreciation and amortization charges decreased by $13 million.

Investing

Capital expenditures, excluding acquisitions and real estate and related assets, for the first six months were $368 million in 2001 compared to $352 million a year ago. 2001 capital spending by segment was $31 million for timberlands, $96 million for wood products, $230 million for pulp, paper and packaging, and $11 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions and real estate and related assets, to approximate $765 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

Cash provided by investing activities includes $155 million in real estate and related assets distributions from equity affiliates reflecting the liquidation of certain investments during the first quarter of 2001, offset by a $25 million Weyerhaeuser investment in a new joint venture investing in Uruguayan timberlands. During the first six months of 2000, the company expended $48 million to acquire two sawmills and distribution capabilities in Australia and $595 million to complete its tender offer for the stock of TJI.

Financing

Year-to-date, Weyerhaeuser has increased its interest bearing debt by $130 million. This includes additional borrowings of $235 million offset by debt payments of $105 million. The company's debt to capital ratio was 35 percent at the end of the second quarter. This compares to 36 percent at the end of the 2000 second quarter and 35 percent at the end of 2000.

The real estate and related assets segment reduced third party debt by $40 million. This reflects a $425 million reduction in notes payable and commercial paper and $33 million of debt repayments offset by $400 million in new issuances of debt and $18 million of noncash increases to debt for notes issued in connection with property purchases.

Cash dividends of $175 million were paid in the first six months of 2001 compared to $186 million in 2000. The decrease in dividends paid is reflective of the reduction of outstanding shares resulting from the share repurchase program initiated during the first quarter of 2000. During the first six months of 2000, the company expended $630 million to purchase 12.4 million of its common shares.

Environmental Matters

The company has established reserves for remediation costs on all of the approximately 128 active sites across our operations as of the end of the 2001 second quarter in the aggregate amount of $64 million, compared to $67 million at the end of 2000. This decrease reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company has accrued remediation costs of $1 million and $11 million in the first six months of 2001 and 2000, respectively. The company incurred remediation costs of $4 million and $5 million year to date in 2001 and 2000, respectively, and charged these costs against the reserve.

                                                       Weyerhaeuser Company
                                                                       -25-

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

Other

In late 1999, the company announced a new initiative to streamline and improve delivery of internal support services that is expected to result in $150 million to $200 million in annual savings. The company began implementation of these plans during the first quarter of 2000, a process that may take up to three years to complete. Because implementation plans are still under review, the specific number of employees affected, exact timing of the implementation and associated costs have not been finalized. To date, the company has captured $76 million in savings while incurring $67 million of costs, such as severance, relocation and outsourcing. Included in these costs is a charge of $41 million ($26 million after tax) in the first quarter of 2001 for costs associated with the decision to outsource certain information technology services to a third party.

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

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activities, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company also utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange and commodity price risks. For those limited number of contracts that are considered derivative instruments, the company has formally designated most as hedges of specific and well-defined risks. These contracts include:

 .Foreign currency futures contracts entered into in conjunction with the company's agreement to purchase equipment in a foreign denominated currency.
The objective of the contracts, which have been designated as fair value hedges, is to fix the company's U.S. dollar cost of the equipment purchased in Euros.
At July 1, 2001, the company had a long position in Euros, with both a fair value and a notional amount of $8 million. The contracts expire monthly through August 2002.

 .Foreign exchange contracts, which the company has designated as cash flow hedges, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. These contracts generate gains or losses that are recorded in other comprehensive income until the contracts' respective settlement dates, at which time they are reclassified into earnings. At July 1, 2001, the company had a long position in Canadian dollars, with a fair value of $8 million and a corresponding notional amount of $9 million. The contracts expire monthly through June 2003.

 .Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The company has designated this swap as a cash flow hedge, the objective of which is to hedge the variability of future cash flows associated with changes in LIBOR. At July 1, 2001, the company had one interest rate swap with a maturity date of November 6, 2001, and a notional amount of $75 million with a fixed interest rate of 6.85 percent. The variable rate at July 1, 2001, based on the 30-day LIBOR, was 3.8 percent, with the fair value of the swap being a loss of $1 million. The amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

 .Commodity swap agreements designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. The company has designated these agreements as cash flow hedges. These agreements generate gains or losses that are recorded in other comprehensive income until the contracts' respective settlement dates, at which time they are reclassified into earnings. As of July 1, 2001, the company had open positions in connection with multiple natural gas swap agreements, which are settled monthly through October 2003. The notional amount of these contracts was $10 million, with a fair value representing a gain of $2 million.

                                                     Weyerhaeuser Company
                                                                     -26-

 .Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating rate based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to short-term investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. At July 1, 2001, the company had one swap with a maturity date of December 31, 2003, and a notional amount of $129 million. Both parties have the right to terminate this swap with short notice. The fair value of the swap approximates zero as of July 1, 2001.

 .Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for selected
business units.   The company's commodity futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company's financial position, results of operations or cash flows. As of July 1, 2001, the company's net position with commodity futures contracts was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations.

Part II.     Other Information

Item 1.      Legal Proceedings

The company entered into a class action settlement of hardboard siding claims against the company which was approved by the Superior Court, San Francisco County, California in December 2000. The settlement class consists of all persons who own or owned structures in the United States on which the company's hardboard siding had been installed from January 1, 1981, through December 31, 1999. In February 2001, two named intervenors and objectors filed a notice of appeal from the order granting final approval to the class action settlement. The company took an after-tax charge of $82 million in the second quarter of 2000 to cover the estimated cost of the settlement and related costs. At the end of the second quarter of 2001, the company is a defendant in 11 cases that were filed before the settlement was approved involving primarily multi-family structures and residential developments. Three additional cases have been filed by opt-outs to the settlement. The company anticipates that other individuals and entities who have opted out of the settlement may file lawsuits against the company.

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

                                                       Weyerhaeuser Company
                                                                       -27-


Item 4.     Submission of Matters to a Vote of Security Holders

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 17, 2001, were:

 .The reelection of Steven R. Rogel, William D. Ruckelshaus, Richard H. Sinkfield and James N. Sullivan to the board of directors.

                                             For        Withheld
                                         ----------    ----------
        Rogel                            167,318,080   9,459,171
        Ruckelshaus                      167,289,384   9,487,867
        Sinkfield                        167,563,987   9,213,264
        Sullivan                         167,577,337   9,199,914

                                            For        Against        Abstain
                                        ----------    ----------    ----------
 .Shareholder proposal relating to
 disclosure of environmental
 liabilities                            7,250,679     150,697,938   6,628,089

 .Shareholder proposal relating to phase
 out of chlorine-based chemicals        5,387,579     152,103,056   7,088,171

 .Shareholder proposal relating to
 a classified board                     70,906,095    91,082,515    2,540,871

Item 6.      Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 26, April 20, July 27 and August 1, 2001, reporting information under Item 5, Other Events.