Form 10-Q
period 2001-09-30
WEYERHAEUSER CO
filed 2001-11-14
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine weeks ended September 30, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

Commission File Number 1-4825

WEYERHAEUSER COMPANY

A Washington Corporation	(IRS Employer Identification No. 91-0470860)

Federal Way, Washington 98063-9777

Telephone (253) 924-2345

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Shares ($1.25 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Stock Exchange

Exchangeable Shares (no par value)	Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

The number of shares outstanding of the registrant’s class of common stock, as of November 2, 2001, was 216,252,200 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing
For the thirty-nine weeks ended September 30, 2001

Page No.

Part I	Financial Information

Item 1.	Financial Statements
	Consolidated Statement of Earnings	3
	Consolidated Balance Sheet	4-5
	Consolidated Statement of Cash Flows	6-7
	Notes to Financial Statements	8-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-29

Part II	Other Information

Item 1.	Legal Proceedings	30-31
Item 2.	Changes in Securities	(not applicable)
Item 3.	Defaults upon Senior Securities	(not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders	(not applicable)
Item 5.	Other Information	(not applicable)
Item 6.	Exhibits and Reports on Form 8-K	31

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2000. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ending September 30, 2001, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

By	/s/ K. J. Stancato

K. J. Stancato Duly Authorized Officer and Principal Accounting Officer

November 14, 2001

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
For the periods ended September 30, 2001 and September 24, 2000
(Dollar amounts in millions except as noted and per share figures)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2001	2000	2001	2000

Net sales and revenues:
Weyerhaeuser	$3,350	$3,593	$10,040	$10,995
Real estate and related assets	392	341	1,097	943

Total net sales and revenues	3,742	3,934	11,137	11,938

Costs and expenses:
Weyerhaeuser:
Costs of products sold	2,649	2,769	7,785	8,254
Depreciation, amortization and fee stumpage	218	204	640	625
Selling expenses	95	95	286	273
General and administrative expenses	152	140	508	476
Research and development expenses	11	14	38	41
Taxes other than payroll and income taxes	38	33	113	105
Other operating costs, net (Note 5)	19	—	30	25
Support alignment costs (Note 13)	5	6	55	11
Charges for integration and closure of facilities (Note 14)	37	14	48	43
Charge for settlement of hardboard siding claims (Note 15)	—	—	—	130

	3,224	3,275	9,503	9,983

Real estate and related assets:
Costs and operating expenses	309	271	848	747
Depreciation and amortization	2	1	5	4
Selling expenses	15	11	37	30
General and administrative expenses	4	13	30	38
Taxes other than payroll and income taxes	1	1	4	5
Other operating costs, net (Note 5)	(2)	(1)	(4)	(2)

	329	296	920	822

Total costs and expenses	3,553	3,571	10,423	10,805

Operating income	189	363	714	1,133
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	93	87	268	260
Less interest capitalized	6	4	16	13
Equity in income of affiliates (Note 4)	5	17	35	42
Interest income and other	4	6	14	28
Real estate and related assets:
Interest expense incurred	17	22	54	61
Less interest capitalized	16	19	49	50
Equity in income of unconsolidated entities (Note 4)	4	9	21	62
Interest income and other	8	4	13	10

Earnings before income taxes	122	313	540	1,017
Income taxes (Note 6)	31	114	171	371

Net earnings	$91	$199	$369	$646

Per share (Note 2):
Basic net earnings	$0.41	$0.90	$1.68	$2.84

Diluted net earnings	$0.41	$0.90	$1.68	$2.83

Dividends paid per share	$0.40	$0.40	$1.20	$1.20

See Accompanying Notes to Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
September 30, 2001, and December 31, 2000
(Dollar amounts in millions)

	Sept. 30,	Dec. 31,
	2001	2000

	(Unaudited)
Assets

Weyerhaeuser
Current assets:
Cash and cash equivalents	$108	$115
Receivables, less allowances	1,218	1,247
Inventories (Notes 1 and 7)	1,561	1,499
Prepaid expenses	402	427

Total current assets	3,289	3,288

Property and equipment (Note 8)	8,165	8,157
Construction in progress	621	574
Timber and timberlands at cost, less fee stumpage charged to disposals	1,762	1,696
Investments in and advances to equity affiliates (Note 4)	559	579
Goodwill, net of accumulated amortization	1,106	1,150
Other assets and deferred charges	952	716

	16,454	16,160

Real estate and related assets
Cash and cash equivalents	5	8
Receivables, less discounts and allowances	97	81
Mortgage-related financial instruments, less discounts and allowances	65	73
Real estate in process of development and for sale	637	621
Land being processed for development	969	917
Investments in unconsolidated entities, less reserves (Note 4)	60	205
Other assets	168	130

	2,001	2,035

Total assets	$18,455	$18,195

See Accompanying Notes to Financial Statements

	Sept. 30,	Dec. 31,
	2001	2000

	(Unaudited)
Liabilities and shareholders’ interest

Weyerhaeuser
Current liabilities:
Notes payable and commercial paper	$239	$645
Current maturities of long-term debt	7	88
Accounts payable (Note 1)	890	921
Accrued liabilities (Note 9)	1,098	1,050

Total current liabilities	2,234	2,704

Long-term debt (Note 11)	4,789	3,974
Deferred income taxes (Note 6)	2,400	2,377
Deferred pension, other postretirement benefits and other liabilities	738	784
Commitments and contingencies (Note 16)

	10,161	9,839

Real estate and related assets
Notes payable and commercial paper	293	778
Long-term debt (Note 11)	738	362
Other liabilities	408	384
Commitments and contingencies (Note 16)

	1,439	1,524

Total liabilities	11,600	11,363

Shareholders’ interest (Note 12)
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 216,218,863 and 213,897,744	270	268
Exchangeable shares; no par value; unlimited shares authorized; issued and held by nonaffiliates: 3,612,893 and 5,315,471	246	361
Other capital	2,664	2,532
Retained earnings	3,955	3,849
Cumulative other comprehensive income (expense)	(280)	(178)

Total shareholders’ interest	6,855	6,832

Total liabilities and shareholders’ interest	$18,455	$18,195

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the thirty-nine week periods ended September 30, 2001, and September 24, 2000
(Dollar amounts in millions)
(Unaudited)

					Real Estate and
	Consolidated		Weyerhaeuser		Related Assets

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2001	2000	2001	2000	2001	2000

Cash provided by (used for) operations:
Net earnings	$369	$646	$237	$532	$132	$114
Noncash charges (credits) to income:
Depreciation, amortization and fee stumpage	645	629	640	625	5	4
Deferred income taxes, net	62	111	56	101	6	10
Pension and other postretirement benefits	(157)	(128)	(152)	(124)	(5)	(4)
Equity in income of affiliates and unconsolidated entities	(56)	(104)	(35)	(42)	(21)	(62)
Charge for settlement of hardboard siding claims (Note 15)	—	130	—	130	—	—
Charges for integration and closure of facilities (Note 14)	48	43	48	43	—	—
Charge for impairment of long-lived assets (Note 13)	20	—	20	—	—	—
Decrease (increase) in working capital:
Receivables	62	7	79	10	(17)	(3)
Inventories, real estate and land	(98)	(153)	(19)	(47)	(79)	(106)
Prepaid expenses	10	(101)	10	(101)	—	—
Mortgage-related financial instruments	3	4	—	—	3	4
Accounts payable and accrued liabilities	(86)	(495)	(104)	(518)	18	23
(Gain) loss on disposition of assets	5	(6)	5	(6)	—	—
Other	(123)	5	(76)	13	(47)	(8)

Net cash provided by (used for) operations	704	588	709	616	(5)	(28)

Cash provided by (used for) investing activities:
Property and equipment	(485)	(551)	(483)	(535)	(2)	(16)
Timberlands reforestation	(20)	(17)	(20)	(17)	—	—
Acquisition of timberlands	(92)	(39)	(92)	(39)	—	—
Acquisition of businesses and facilities, net of cash acquired (Note 17)	(261)	(643)	(261)	(643)	—	—
Investments in and advances to equity affiliates	136	71	(33)	30	169	41
Proceeds from sale of:
Property and equipment	41	23	41	23	—	—
Mortgage-related financial instruments	8	6	—	—	8	6
Intercompany advances	—	—	10	(4)	(10)	4
Other	7	11	11	11	(4)	—

Net cash provided by (used for) investing activities	(666)	(1,139)	(827)	(1,174)	161	35

Cash provided by (used for) financing activities:
Issuances of debt	1,240	12	840	11	400	1
Notes and commercial paper (repayments) borrowings, net	(890)	889	(406)	832	(484)	57
Cash dividends	(263)	(274)	(263)	(274)	—	—
Intercompany cash dividends	—	—	30	—	(30)	—
Payments on debt	(151)	(971)	(106)	(917)	(45)	(54)
Repurchase of common shares	—	(808)	—	(808)	—	—
Exercise of stock options	29	9	29	9	—	—
Other	(13)	138	(13)	138	—	—

Net cash provided by (used for) financing activities	(48)	(1,005)	111	(1,009)	(159)	4

Net increase (decrease) in cash and cash equivalents	(10)	(1,556)	(7)	(1,567)	(3)	11
Cash and cash equivalents at beginning of year	123	1,643	115	1,640	8	3

Cash and cash equivalents at end of period	$113	$87	$108	$73	$5	$14

Cash paid (received) during the period for:
Interest, net of amount capitalized	$292	$297	$285	$286	$7	$11

Income taxes	$35	$217	$(38)	$160	$73	$57

See Accompanying Notes to Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
For the thirty-nine week periods ended September 30, 2001, and September 24, 2000

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

Nature of Operations

The company’s principal business segments, which account for the majority of sales, earnings and the asset base, are:

•	Timberlands, which is engaged in the management of 6.0 million acres of company-owned and .4 million acres of leased commercial forestland in North America. The company also has renewable long-term licenses on 31.6 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations.

•	Wood products, which produces a full line of solid wood products that are sold primarily through the company’s own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe. It is also engaged in the management of forestland in Canada under long-term licensing arrangements.

•	Pulp, paper and packaging, which manufactures and sells pulp, paper, paperboard and containerboard in North American, Pacific Rim and European markets and packaging products for the domestic markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncement Implemented

Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 also requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Implementation of Statement 133, as amended, as of January 1, 2001, increased assets by approximately $37 million and increased liabilities by approximately $24 million, with a net offsetting amount of $13 million recorded in cumulative other comprehensive income (expense).

Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, Statement 142 requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives. Implementation of Statement 142, which is effective for fiscal 2002, is currently expected to increase the company’s annual net earnings by up to $40 million due to the cessation of goodwill amortization. This impact could be reduced by the identification of additional intangibles that will require separate recognition under Statement 142; however, the potential reduction is not expected to be significant. In addition, the company is currently evaluating whether any material impairment of goodwill will result from implementation of Statement 142. The company believes that implementation of this statement will not have a material impact on its financial position or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 143 will be effective for fiscal 2003. The company has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Implementation of Statement 144, which is effective for fiscal 2002, is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

Derivatives

The company utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange, interest rate and commodity price risks. The vast majority of these contracts are fixed-price contracts for future purchases and sales of various commodities that meet the definition of “normal purchases or normal sales”, and therefore, are not considered derivative instruments under Statement 133, as amended. Likewise, several of the company’s financial and commodity contracts do not provide for net settlement, and therefore, are not considered derivative instruments under Statement 133, as amended. The company’s current accounting treatment for the limited number of contracts considered derivative instruments follows:

For derivatives designated as fair value hedges, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in the fair value of all other derivative instruments not designated as hedges are also recognized in earnings in the period in which the changes occur.

The following contracts have been formally designated as fair value hedges:

•	Foreign currency futures contracts entered into in conjunction with the company’s agreement to purchase equipment in a foreign denominated currency. The objective of the contracts is to hedge the company’s future foreign denominated payments for the equipment purchase.

The following financial instruments have been formally designated as cash flow hedges:

•	Foreign exchange contracts, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. Gains or losses recorded in other comprehensive income are reclassified into earnings at the contracts’ respective settlement dates.

•	Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The objective of this swap is to hedge the variability of future cash flows associated with changes in LIBOR. The gain or loss on this swap will be reclassified into earnings at the contract’s settlement date. The premiums received by the company on the sale of its swaps are treated as deferred income and amortized against interest expense over the term of the agreements.

•	Commodity swap agreements designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. Gains or losses recorded in other comprehensive income are reclassified into earnings at the contracts’ respective settlement dates.

In addition, the company has the following contracts that have not been designated as hedges:

•	Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating rate based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to short-term investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently.

•	Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The swap, which was acquired as part of the Cedar River Paper Company acquisition (see Note 17: Acquisitions), cannot be designated as a hedge under Statement 133; however it fixes $50 million of the company’s variable rate tax-exempt bond exposure. The swap is marked to market quarterly and any unrealized gains and losses are recognized in earnings currently.

•	Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for selected business units. The company’s commodity futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company’s financial position, results of operations or cash flows. As of September 30, 2001, the company’s net position with commodity futures contracts was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The notional amounts of the company’s derivative financial instruments are $285 million and $115 million at September 30, 2001, and December 31, 2000, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. Excluding the reclassification of net gains out of cumulative other comprehensive income (expense), the net earnings impact in the third quarter of 2001 resulting from the company’s use of derivative instruments was $3 million.

Cash and Cash Equivalents

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $387 million and $417 million at September 30, 2001, and December 31, 2000, respectively. The balances of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories are costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $219 million and $227 million greater at September 30, 2001, and December 31, 2000, respectively.

Property and Equipment

The company’s property accounts are maintained on an individual asset basis. Betterments and replacements of major units are capitalized. Maintenance, repairs and minor replacements are expensed. Depreciation is provided generally on the straight-line or unit-of-production method at rates based on estimated service lives. Amortization of logging railroads and truck roads is provided generally as timber is harvested and is based upon rates determined with reference to the volume of timber estimated to be removed over such facilities.

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 40 years, which is the expected period to be benefited. The unamortized balance of goodwill is assessed for recoverability on a periodic basis. The measurement of possible impairment is based on the ability to recover the balance of goodwill from expected future operating cashflows. As described in Prospective Accounting Pronouncements, the company’s accounting for goodwill will be modified upon implementation of FASB Statement 142 in fiscal 2002.

Accounts Payable

The company’s banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $168 million and $121 million at September 30, 2001, and December 31, 2000, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheet.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

Pension Plans

The company has pension plans covering most of its employees. Both the U.S. and Canadian plans covering salaried employees provide pension benefits based on the employee’s highest monthly earnings for five consecutive years during the final ten years before retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The benefit levels for these plans are typically collectively bargained with the unions. Contributions to U.S. plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to Canadian plans are based on funding standards established by the applicable Provincial Pension Benefits Act and by the Income Tax Act.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the company provides certain health care and life insurance benefits for some retired employees and accrues the expected future cost of these benefits for its current eligible retirees and some employees. All of the company’s salaried employees and some hourly employees may become eligible for these benefits when they retire.

Revenue Recognition

The company’s forest products-based operations recognize revenue from product sales upon shipment to their customers, except for those export sales where revenue is recognized when title transfers at the foreign port.

The company’s real estate operations recognize income from the sales of single-family housing units when construction has been completed, required down payments have been received and title has passed to the customer. Income from multi-family and commercial properties, developed lots and undeveloped land is recognized when required down payments are received and other income recognition criteria has been satisfied.

Impairment of Long-Lived Assets to Be Disposed Of

The company accounts for long-lived assets in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the company’s operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, additional minimum pension liability adjustments and fair value adjustments on derivative instruments designated as cash flow hedges. SeeNote 3: Comprehensive Income (Expense).

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

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current format.

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

Mortgage-related financial instruments include mortgage loans receivable, mortgage-backed certificates and other financial instruments.

Note 2: Net Earnings Per Share

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2001	2000	2001	2000

Weighted average shares outstanding (thousands):
Basic	219,801	220,495	219,577	227,676
Dilutive effect of stock options	504	49	353	261

Diluted	220,305	220,544	219,930	227,937

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the period.

Options to purchase 859,861 shares at prices ranging from $54.06 to $68.41 per share were outstanding during the thirty-nine weeks ending September 30, 2001. Options to purchase 2,412,029 shares at prices ranging from $53.06 to $68.41 per share were outstanding during the thirty-nine weeks ending September 24, 2000. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3: Comprehensive Income (Expense)

The company’s comprehensive income (expense) is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
Dollar amounts in millions	2001	2000	2001	2000

Net earnings	$91	$199	$369	$646
Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax (benefit) expense of $(13) and $2 for the thirteen weeks and $(18) and $13 for the thirty-nine weeks, respectively	(103)	42	(105)	125
Cash flow hedges:
Net derivative gains (losses), net of tax (benefit) expense of $(2) and $0 for the thirteen weeks and $3 and $0 for the thirty-nine weeks, respectively	(2)	—	5	—
Reclassification of (gains) losses, net of tax benefit (expense) of $0 and $0 for the thirteen weeks and $(1) and $0 for the thirty-nine weeks, respectively	—	—	(2)	—

	$(14)	$241	$267	$771

Note 4: Equity Affiliates

Weyerhaeuser

The company’s investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. The company’s significant equity affiliates as of September 30, 2001 are:

•	ForestExpress, LLC — A 28 percent owned joint venture formed during 2000 to develop and operate a global, web-enabled, business-to-business marketplace for the forest products industry. Other equity members of the joint venture, which is headquartered in Atlanta, Georgia, include Boise Cascade Corporation, Georgia-Pacific Corporation, International Paper, The Mead Corporation, Morgan Stanley, and Willamette Industries.

•	Nelson Forests Joint Venture — An investment in which the company owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned joint venture with institutional investors to make investments in timberlands and related assets outside the United States. The primary focus of this partnership is in pine forests in the Southern Hemisphere.

•	SCA Weyerhaeuser Packaging Holding Company Asia Ltd. — A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Two facilities are in operation in China.

•	Southern Cone Timber Investors Limited — A 50 percent owned joint venture with institutional investors that has made an investment in Uruguayan timberlands. The primary focus of this entity is in plantation forests in the Southern Hemisphere.

•	Wapawekka Lumber LP — A 51 percent owned limited partnership in Saskatchewan, Canada, that commenced the operation of a sawmill during 1999. Substantive participating rights by the minority partner preclude the consolidation of this partnership by the company.

•	Wilton Connor LLC — A 50 percent owned joint venture in Charlotte, North Carolina, which supplies full-service, value-added turnkey packaging solutions to assist product manufacturers in the areas of retail marketing and distribution.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, follows. Unconsolidated assets and liabilities as of December 31, 2000, also include Cedar River Paper Company, a joint venture that became wholly-owned by the company in July, 2001. See Note 17: Acquisitions. Revenues and income of Cedar River Paper Company for the periods prior to acquisition by the company are also included in the following information.

	Sept. 30,	Dec. 31,
Dollar amounts in millions	2001	2000

Current assets	$179	$234
Noncurrent assets	1,190	1,441
Current liabilities	121	207
Noncurrent liabilities	335	595

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2001	2000	2001	2000

Net sales and revenues	$155	$232	$603	$690
Operating income	1	30	64	92
Net income	(2)	21	46	63

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

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows:

	Sept. 30,	Dec. 31,
Dollar amounts in millions	2001	2000

Current assets	$7	$11,296
Noncurrent assets	326	271
Current liabilities	16	9,864
Noncurrent liabilities	147	140

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2001	2000	2001	2000

Net sales and revenues	$11	$399	$451	$1,086
Operating income	4	168	167	472
Net income	3	127	133	399

The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Note 5: Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. Weyerhaeuser’s current quarter costs include $11 million in foreign currency transaction losses. There were no significant individual items in the third quarter of 2000. Year-to-date costs for 2001 also include $10 million of pretax charges related to Westwood Shipping Line’s transition to a new charter fleet. Year-to-date costs for 2000 include a $14 million charge for a judgment against the company resulting from the sale of Oregon assets in 1996.

Note 6: Income Taxes

Provisions for income taxes include the following:

	Thirty-nine weeks ended

	Sept. 30,	Sept. 24,
Dollar amounts in millions	2001	2000

Federal:
Current	$82	$139
Deferred	122	83

	204	222

State:
Current	11	19
Deferred	12	5

	23	24

Foreign:
Current	16	102
Deferred	(72)	23

	(56)	125

	$171	$371

During the third quarter of 2001, a one-time reduction in the British Columbia provincial corporate income tax rate was enacted. During the second quarter of 2001, a phased-in reduction in Canadian income taxes was also enacted. These changes in tax law produced one-time benefits by reducing foreign deferred income taxes by $14 million in the third quarter and by $15 million in the second quarter due to the effect of the lower tax rates on the accumulated temporary differences of the company’s Canadian subsidiaries. The effect on foreign current income taxes is not significant.

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the period ended September 30, 2001, the company’s provision for income taxes as a percent of earnings before income taxes is less than the 35% federal statutory rate due principally to the effect of the second and third quarter changes in the Canadian tax rates. This reduction in the effective tax rate is partially offset by the effect of state income taxes. For the period ended September 24, 2000, the company’s provision for income taxes as a percent of earnings before income taxes is greater than the 35% federal statutory rate due principally to the effect of state income taxes. The effective tax rate for the thirty-nine week periods ended September 30, 2001, and September 24, 2000, were 31.7 % and 36.5%, respectively.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 7: Inventories

	Sept. 30,	Dec. 31,
Dollar amounts in millions	2001	2000

Logs and chips	$188	$216
Lumber, plywood, panels and engineered wood	462	415
Pulp and paper	186	205
Containerboard, paperboard and packaging	157	166
Other products	241	177
Materials and supplies	327	320

	$1,561	$1,499

Note 8: Property and Equipment

	Sept. 30,	Dec. 31,
Dollar amounts in millions	2001	2000

Property and equipment, at cost:
Land	$226	$235
Buildings and improvements	2,257	2,172
Machinery and equipment	11,885	11,391
Rail and truck roads	606	661
Other	173	181

	15,147	14,640
Less allowance for depreciation and amortization	6,982	6,483

	$8,165	$8,157

Note 9: Accrued Liabilities

	Sept. 30,	Dec. 31,
Dollar amounts in millions	2001	2000

Payroll — wages and salaries, incentive awards, retirement and vacation pay	$419	$418
Taxes — Social Security and real and personal property	56	51
Product warranties	39	12
Interest	71	104
Income taxes	56	—
Other	457	465

	$1,098	$1,050

Note 10: Short-Term Debt

Lines of Credit

The company had short-term bank credit lines of $920 million and $865 million, all of which could be availed of by the company and Weyerhaeuser Real Estate Company (WRECO) at September 30, 2001, and December 31, 2000, respectively. No portions of these lines have been availed of by the company or WRECO at September 30, 2001, or December 31, 2000. None of the entities referred to above is a guarantor of the borrowing of the other. In addition, the company has short-term bank credit lines that provide for the borrowings of up to $700 million at September 30, 2001, and December 31, 2000. No portions of these lines have been availed of by the company at September 30, 2001, or December 31, 2000.

The company has received funding commitments from banks in connection with its cash tender offer for all of the outstanding shares of common stock of Willamette Industries, Inc. The funding commitments, which are sufficient to cover the approximate $5.7 billion purchase of all of the outstanding Willamette shares pursuant to the current terms of the tender offer, are subject to certain conditions and expire in October 2002.

Note 11: Long-Term Debt

Lines of Credit

The company’s lines of credit include a five-year revolving credit facility agreement entered into in 1997 with a group of banks that provides for borrowings of up to the total amount of $400 million, all of which is available to the company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

To the extent that these credit commitments expire more than one year after the balance sheet date and are unused, an equal amount of commercial paper is classifiable as long-term debt. Weyerhaeuser reclassified $400 million at September 30, 2001, and December 31, 2000.

No portion of these lines has been availed of by the company at September 30, 2001, and December 31, 2000, except as noted.

The company’s compensating balance agreements were not significant.

During the third quarter of 2001, the company issued $840 million of long-term debt. On October 22, 2001, the company issued another $750 million of long-term debt. See Note 18: Subsequent Event.

Note 12: Shareholders’ Interest

Common Shares

A reconciliation of common share activity for the periods ending September 30, 2001, and December 31, 2000, is as follows:

	Sept. 30,	Dec. 31,
In thousands	2001	2000

Balance at beginning of year	213,898	226,039
New issuance	—	45
Retraction of exchangeable shares	1,702	3,688
Repurchase of common shares	—	(16,182)
Stock options exercised	619	308

Balance at end of period	216,219	213,898

Exchangeable Shares

Exchangeable Shares issued by Weyerhaeuser Company Ltd., a wholly owned Canadian subsidiary of the company, are, as nearly as practicable, the economic equivalent of the company’s common shares; i.e., they have the following rights:

•	The right to exchange such shares for Weyerhaeuser common shares on a one-to-one basis.

•	The right to receive dividends, on a per-share basis, in amounts that are the same as, and are payable at the same time as, dividends declared on Weyerhaeuser common shares.

•	The right to vote at all shareholder meetings at which Weyerhaeuser shareholders are entitled to vote on the basis of one vote per Exchangeable Share.

•	The right to participate upon a Weyerhaeuser liquidation event on a pro-rata basis with the holders of Weyerhaeuser common shares in the distribution of assets of Weyerhaeuser.

A reconciliation of Exchangeable Share activity for the periods ending September 30, 2001, and December 31, 2000, is as follows:

	Sept. 30,	Dec. 31,
In thousands	2001	2000

Balance at beginning of year	5,315	8,810
New issuance	—	193
Retraction	(1,702)	(3,688)

Balance at end of period	3,613	5,315

Cumulative Other Comprehensive Income (Expense)

The company’s cumulative other comprehensive income (expense) includes:

	Sept. 30,	Dec. 31,
Dollar amounts in millions	2001	2000

Foreign currency translation adjustments	$(275)	$(170)
Minimum pension liability adjustment	(8)	(8)
Cash flow hedge fair value adjustments	3	—

	$(280)	$(178)

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

In 2001, the company has incurred $55 million of pretax charges related to the support alignment initiative. These costs include $41 million recognized in conjunction with the company’s decision to outsource certain information technology services, $20 million of which relates to the impairment of information technology assets to be disposed of. Other support alignment costs include severance, relocation and other outsourcing costs.

In the first three quarters of 2000, the company incurred $11 million of costs in connection with the support alignment initiative.

Note 14: Charges for Integration and Closure of Facilities

In 2001, the company has incurred $16 million of pretax charges related to transition and integration of activities in connection with the MacMillan Bloedel and Trus Joist acquisitions. In the third quarter of 2001, the company also incurred $32 million in pretax charges associated with the announced closures of a containerboard machine in Springfield, Oregon and a fine paper machine and associated sheeter in Longview, Washington. These charges included $23 million for asset writedowns and $9 million for severance and other closure liabilities.

In 2000, the company incurred $43 million of pretax charges related to the MacMillan Bloedel and Trus Joist acquisitions. These expenditures included a $7 million accrual for the closure of a Weyerhaeuser containerboard packaging plant and $36 million of costs incurred for the transition and integration of activities.

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

The company is currently reassessing the adequacy of these reserves and increased its reserves by an additional $43 million in the third quarter. In addition, the company has negotiated settlements with its insurance carriers for recovery of certain costs related to these claims and continues to negotiate with other carriers. As of the end of the third quarter, the company has received recoveries from insurance carriers in the amount of $4 million and has accrued an additional $39 million for insurance settlement receivables.

Note 16: Commitments and Contingencies

The company’s capital expenditures, excluding acquisitions and real estate and related assets were $852 million in 2000, and are expected to be approximately $765 million in 2001. However, the expected expenditure level could be increased or decreased as a consequence of future economic conditions.

Following the expiration of a five-year agreement between the United States and Canada, on April 2, 2001, the Coalition for Fair Lumber Imports filed a petition with the United States Department of Commerce (“Department”) and the International Trade Commission (“ITC”), claiming that imports of softwood lumber from Canada were being subsidized by Canada and were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (“CVD”) and anti-dumping tariffs be imposed on softwood lumber imported from Canada. In August 2001, the Department issued a preliminary finding that certain Canadian provinces were subsidizing logs by collecting below market stumpage payments and declared a preliminary CVD rate of 19.3 percent retroactive to May 18, 2001. The company has accrued for the estimated cost of the CVD. The Department also requested that Weyerhaeuser and five other Canadian companies provide data for the anti-dumping investigation. In its preliminary ruling issued on October 31, 2001, the Department found that the company had engaged in dumping and set a preliminary “dumping margin” for the company of 11.93 percent. The company intends to contest the Department’s finding that it has engaged in dumping, but will now post a bond or cash to cover the estimated amount for the duties that would be collected in the event it is finally determined that dumping did occur. A final ruling on both the CVD and anti-dumping cases, which is expected during the second quarter of 2002, will contain the determination of whether to make the CVD and anti-dumping duties final and, if so, at what levels. The Department of Commerce would then conduct periodic reviews over the following five years to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs, and, if so, the dumping margin and CVD to impose. At the end of five years both the countervailing duty and anti-dumping orders would be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company believes that the controversy has created some volatility and uncertainty in the marketplace, but has not had a material adverse effect on our results of operations. There can be no assurance, however, that if a permanent CVD or anti-dumping duty is imposed, it will not have a material adverse effect on the company’s results of operations in the future.

The company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the company’s current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

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

The purchase price, plus estimated direct transaction costs and expenses, and the deferred tax effect of applying purchase accounting was calculated as follows:

Dollar amounts in millions

Purchase price of tender offer and stock option cash-out	$732
Direct transaction costs and expenses	20
Deferred tax effect of applying purchase accounting	120
Less: historical net assets	(261)

Total excess costs	$611

The excess purchase price was allocated as follows:

Dollar amounts in millions

Property, plant and equipment	$288
Goodwill	323

Total excess costs	$611

Property, plant and equipment are being depreciated over not more than 20 years. Goodwill is being amortized on a straight-line basis over 40 years through 2001, after which amortization will cease and goodwill will be accounted for in accordance with FASB Statement 142, Goodwill and Other Intangibles. See Prospective Accounting Pronouncements within Note 1: Summary of Significant Accounting Policies.

Australian Sawmills and Distribution Capabilities

During the second quarter of 2000, the company completed the acquisition of two sawmills and related assets in Australia from CSR Ltd. of Australia.

Weyerhaeuser paid approximately US $48 million in cash and assumed $7 million in debt to acquire:

•	Two sawmills with a combined annual production capacity of 171 million board feet (291,000 cubic meters) of lumber. The mills are located in Tumut, New South Wales; and Caboolture, Queensland.

•	CSR’s 70 percent stake in Pine Solutions, Australia’s largest softwood timber distributor. RII Weyerhaeuser World Timberfund LP, a partnership between Weyerhaeuser and UBS Brinson, acquired a 30 percent ownership of Pine Solutions during 1999.

Cedar River Paper Company

On July 2, 2001, the company acquired the remaining 50 percent interest in Cedar River Paper Company (CRPC), a joint venture in Cedar Rapids, Iowa that manufactures liner and medium containerboard from recycled fiber. Prior to July 2, 2001, the company held a 50 percent interest in CRPC, which was reported as an investment in equity affiliates.

The company accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired company were included in the Consolidated Balance Sheet and the operating results were included in the Consolidated Statement of Earnings beginning July 2, 2001. Weyerhaeuser paid $261 million, net of cash acquired, to purchase the remaining interest in CRPC and pay down all outstanding CRPC debt.

Note 18: Subsequent Event

On October 22, 2001, the company issued $750 million of 5.95 percent, seven-year notes payable.

Note 19: Business Segments

The company is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products. The company’s principal business segments are timberlands (including logs, chips and timber); wood products (including softwood lumber, plywood and veneer; composite panels; oriented strand board; hardwood lumber; treated products; engineered wood; raw materials; and building materials distribution); pulp, paper and packaging (including pulp, paper, containerboard, packaging, paperboard and recycling); and real estate and related assets.

The timber-based businesses involve a high degree of integration among timber operations; building materials conversion facilities; and pulp, paper, containerboard and paperboard primary manufacturing and secondary conversion facilities. This integration includes extensive transfers of raw materials, semi-finished materials and end products between and among these groups. The company’s accounting policies for segments are the same as those described in Note 1: Summary of Significant Accounting Policies. Management evaluates segment performance based on the contributions to earnings of the respective segments. Accounting for segment profitability in integrated manufacturing sites involves allocation of joint conversion and common facility costs based upon the extent of usage by the respective product lines at that facility. Transfer of products between segments is accounted for at current market values.

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
Dollar amounts in millions	2001	2000	2001	2000

Sales to and revenues from unaffiliated customers:
Timberlands	$245	$264	$782	$804
Wood products	1,680	1,648	4,798	5,229
Pulp, paper and packaging	1,392	1,635	4,345	4,826
Real estate and related assets	392	341	1,097	943
Corporate and other	33	46	115	136

	3,742	3,934	11,137	11,938

Intersegment sales:
Timberlands	190	212	628	681
Wood products	52	64	170	196
Pulp, paper and packaging	29	51	111	110
Corporate and other	3	5	10	11

	274	332	919	998

Total sales and revenues	4,016	4,266	12,056	12,936
Intersegment eliminations	(274)	(332)	(919)	(998)

	$3,742	$3,934	$11,137	$11,938

Approximate contribution (charge) to earnings (1):
Timberlands	$97	$111	$367	$437
Wood products	57	55	134	187
Pulp, paper and packaging	41	252	303	675
Real estate and related assets (1)	75	54	206	181
Corporate and other	(61)	(76)	(218)	(216)

	209	396	792	1,264

Interest expense	93	87	268	260
Less capitalized interest	6	4	16	13

Earnings before income taxes	122	313	540	1,017
Income taxes	31	114	171	371

Net earnings	$91	$199	$369	$646

There were no material changes from year-end 2000 in total assets, basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year’s data to the current format.

(1)	Interest expense of $1 million and $3 million for the thirteen weeks and $5 million and $11 million for the thirty-nine weeks ended September 30, 2001, and September 24, 2000, respectively, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Consolidated Results

Consolidated net earnings for the third quarter were $91 million, or $0.41 basic and diluted earnings per share, a decrease of 54 percent from 2001 third quarter earnings of $199 million, or $0.90 basic and diluted earnings per share.

Net earnings for the 2001 third quarter include an after-tax charge of $20 million, or $0.09 per share, associated with the company’s announced closures of one containerboard machine in Springfield, Oregon and a fine paper machine and associated sheeter in Longview, Washington. Third quarter 2001 results also include a $14 million, or $0.06 per share, tax benefit resulting from a one-time reduction in deferred income taxes due to recently enacted legislation reducing the British Columbia provincial corporate income tax rate. Excluding the nonrecurring after-tax items in both years, third-quarter earnings in 2001 were $97 million, or $0.44 per share, compared with $199 million, or $0.90 per share, for 2000.

Consolidated net sales and revenues for the third quarter were $3.7 billion in 2001, a decrease of 5 percent from $3.9 billion reported in the same period last year.

Year-to-date earnings for 2001 were $369 million, or $1.68 basic and diluted earnings per share, down 43 percent from $646 million, or $2.84 basic earnings per share ($2.83 diluted) for the same period in 2000. In addition to the third quarter impacts of the Springfield and Longview machine closures and the British Columbia provincial corporate tax rate, year-to-date 2001 results include nonrecurring after-tax charges of $26 million, or $0.12 per share, associated with the company’s decision to outsource certain information technology services as part of the company’s program to streamline support services and $6 million, or $0.03 per share for costs associated with Westwood Shipping Line’s transition to a new charter fleet. Current year-to-date results also include a $15 million, or $0.07 per share, tax benefit resulting from a one-time reduction in deferred taxes due to a lower Canadian corporate tax rate enacted during the second quarter. Year-to-date earnings for 2000 include an after-tax charge of $82 million, or $0.36 per share, to cover estimated costs of a nationwide class action settlement and claims related to hardboard siding. Year-to-date net earnings before these nonrecurring items were $392 million, or $1.79 per share, in 2001, compared to $728 million, or $3.20 per share, in 2000.

Consolidated net sales and revenues for the first nine months of 2001 were $11.1 billion, a decrease of 7 percent from 2000 net sales and revenues of $11.9 billion.

Operating results for 2001 include $177 million in net pension income compared with $145 million in 2000.

Timberlands

Third quarter operating earnings for the timberlands segment were $97 million, down 13 percent from $111 million reported last year. Year-to-date operating earnings were $367 million, a 16 percent reduction from prior year earnings of $437 million.

Third quarter sales to unaffiliated customers were $245 million, down 7 percent from $264 million in the third quarter of 2000. Intersegment sales were $190 million as compared to $212 million for the same period a year ago. Soft domestic and Japanese markets for lumber resulted in lower log prices compared with the same quarter last year. The company expects pricing to be weaker in the fourth quarter with harvest volumes seasonally higher.

Wood Products

The wood products segment reported operating earnings of $57 million for the 2001 third quarter, up slightly from $55 million in 2000. Year-to-date operating earnings of $134 million include $30 million in charges accrued for countervailing duties, $20 million of which relates to the third quarter. Year-to-date 2000 operating earnings of $187 million included a $130 million pretax charge to cover estimated costs of the nationwide class action settlement and claims related to hardboard siding. Excluding the prior year charge for hardboard siding claims, results of $134 million for the first nine months of 2001 were 58 percent below results of $317 for the same period last year, primarily due to poor wood products markets experienced in the first quarter of 2001.

Third quarter sales were $1.7 billion in 2001, up slightly from $1.6 billion in 2000. Prices weakened during the period and were approaching first quarter levels by the end of September. Uncertainty around the countervailing duty and anti-dumping proceedings continued to put pressure on the company’s operations in Canada. Engineered wood products continued to be a strong performer, but order intake fell off sharply after September 11. Normal seasonal conditions are expected to slow demand for wood products during the fourth quarter. The company plans to curtail a number of its wood products facilities during the fourth quarter due to market conditions.

Third party sales and total production volumes for the major products in the timberlands and wood products segments for the thirteen and thirty-nine weeks ended September 30, 2001, and September 24, 2000, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
Third party sales volumes (millions)	2001	2000	2001	2000

Timberlands:
Raw materials — cubic feet	135	125	415	478
Wood products:
Softwood lumber — board feet	1,943	1,804	5,402	5,386
Softwood plywood and veneer — square feet (3/8”)	494	572	1,434	1,666
Composite panels — square feet (3/4”)	61	97	183	292
Oriented strand board — square feet (3/8”)	964	978	2,751	3,019
Hardwood lumber — board feet	99	100	311	299
Raw materials — cubic feet	81	90	237	273

Total production volumes (millions)

Timberlands:
Logs — cubic feet	169	189	513	582
Wood products:
Softwood lumber — board feet	1,349	1,322	4,177	4,206
Softwood plywood and veneer — square feet (3/8”)	275	320	838	987
Composite panels — square feet (3/4”)	21	50	75	163
Oriented strand board — square feet (3/8”)	912	851	2,528	2,516
Hardwood lumber — board feet	99	94	319	291
Logs — cubic feet	126	108	374	333

Pulp, Paper and Packaging

Third quarter operating earnings for the segment were $41 million in 2001, 84 percent below prior year earnings of $252 million. Current quarter operating earnings before the effect of machine closures, were $73 million, down 71 percent from the prior year level. Excluding the charge for machine closures, year-to-date segment operating earnings were $335 million in 2001, only half of the $675 million of earnings for the first nine months of 2000.

Third quarter sales were $1.4 billion, 15 percent below prior year sales of $1.6 billion. Slowing economic conditions resulted in lower volume in most product lines compared with the third quarter last year. While pulp prices have stabilized, economic weakness is expected to result in further price erosion in most major product lines during the fourth quarter.

Third party sales and total production volumes for the major products in this segment for the thirteen and thirty-nine weeks ended September 30, 2001, and September 24, 2000, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
Third party sales volumes (thousands)	2001	2000	2001	2000

Pulp — air-dry metric tons	527	541	1,514	1,563
Paper — tons	300	408	1,154	1,171
Paperboard — tons	66	64	182	192
Containerboard — tons	223	195	663	721
Packaging — MSF	13,319	13,086	37,865	39,883
Recycling — tons	548	764	2,191	2,280

Total production volumes (thousands)

Pulp — air-dry metric tons	553	574	1,550	1,707
Paper — tons	357	391	1,096	1,190
Paperboard — tons	69	68	182	193
Containerboard — tons	1,047	808	2,698	2,713
Packaging — MSF	13,077	13,817	39,864	41,950
Recycling — tons	1,210	1,073	3,583	3,312

Real Estate and Related Assets

The segment earned $75 million in the quarter, up 39 percent from prior year earnings of $54 million. Year-to-date operating earnings of $206 million are 14 percent higher than last year’s earnings of $181 million, which included a gain of $21 million on the sale of assets within a real estate joint venture. The increased earnings are primarily due to additional single family closings, higher single family margins and a $9 million profit contribution from the sale of a multi-family project that closed in the 2001 third quarter.

Third quarter revenues were $392 million, a 15 percent increase over revenues of $341 million in the same period of 2000. Strong demand for housing in the markets in which the company operates contributed to the increase. Although new orders slowed following events on September 11, most planned closings occurred. There is concern that economic uncertainty will slow new order activity. However, due to a backlog of orders, which are anticipated to close as planned, the company expects good performance from this segment in the fourth quarter.

Costs and Expenses

Weyerhaeuser’s third quarter costs and expenses of $3.2 billion, which include $32 million in nonrecurring pretax charges associated with the announced machine closures in Springfield and Longview, are comparable to $3.3 billion in the same period last year. Year-to-date costs and expenses were $9.5 billion in 2001 compared to $10.0 billion in 2000. Current year-to-date costs include the third quarter charges associated with machine closures and pretax charges of $41 million in one-time costs associated with information systems outsourcing and $10 million related to Westwood Shipping Line’s transition to a new charter fleet. Year-to-date 2000 costs include a pretax charge of $130 million for settlement of hardboard siding claims. Excluding these nonrecurring items, 2001 costs and expenses were $9.4 billion, 4 percent below 2000 costs and expenses of $9.9 billion.

Weyerhaeuser’s costs of products sold, as a percentage of net sales, was 79 percent for the current quarter as compared to 77 percent for the third quarter of 2000, primarily due to lower sales prices in the current quarter. As of the end of the third quarter of 2001, the company has achieved an annualized run rate of $197 million in pre-tax synergies related to the integration of MacMillan Bloedel and Trus Joist, while incurring one-time costs of $80 million since the acquisition. The company expects to achieve its goal of $200 million in pre-tax synergies before the end of the year, well ahead of its 2002 goal.

Real estate and related assets costs and expenses were $329 million in the current quarter, up 11 percent from $296 million in the 2000 third quarter. Year-to-date costs were $920 million, a 12 percent increase over $822 million in the prior year. The increase in the real estate and related assets segment’s costs and expenses can be attributed to increased sales volumes over the same period last year.

Other operating costs, net, is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. Weyerhaeuser’s current quarter costs include $11 million in foreign currency transaction losses. There were no significant individual items in the third quarter of 2000. Year-to-date costs for 2001 also include $10 million of pretax charges related to Westwood Shipping Line’s transition to a new charter fleet. Year-to-date costs for 2000 include a $14 million charge for a judgment against the company resulting from the sale of Oregon assets in 1996.

Liquidity and Capital Resources

General

The company is committed to the maintenance of a sound capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company’s capital structure are as follows:

•	To view separately the capital structures of Weyerhaeuser Company, Weyerhaeuser Real Estate Company and related subsidiaries, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

•	The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Year-to-date consolidated net cash provided by operations was $704 million in 2001, an increase of $116 million over $588 million provided in the first nine months of 2000. Current year cash provided by operations before net changes in working capital was $813 million, down 39 percent from $1,326 million provided in 2000. The decrease is primarily due to a $277 million decrease in current year net earnings in addition to the $130 million ($82 million after-tax) noncash charge for settlement of hardboard siding claims that reduced 2000 net earnings.

Cash required for Weyerhaeuser working capital was $34 million for the first nine months of 2001, compared to $656 million for the same period last year. Current year cash was provided by $89 million of reductions in accounts receivable and prepaid expenses, offset by cash requirements of $19 million for increases in inventory and $104 million for reductions in accounts payable and accrued liabilities. Inventory increases were primarily in wood products and other products, with reductions occurring in logs and chips, pulp, paper and packaging inventories. The inventory turnover rate was 9.4 in the current quarter as compared to 9.1 in the second quarter of 2001 and 11.2 in the third quarter of 2000. Cash used for accounts payable and accrued liabilities include reductions in both accounts payable and accrued interest.

Current year real estate and related assets cash outflows for working capital included $79 million for increases in inventory, primarily for the acquisition and development of land and residential lots.

Year-to-date earnings before interest expense and income taxes plus noncash charges for the principal business segments were:

•	Timberlands — $428 million in 2001, a decrease of $72 million from $500 million in the prior year. The decrease is primarily due to lower operating earnings in the current year.

•	Wood products — $327 million compared to $509 million in 2000. Operating earnings declined by $53 million from the same period last year; however, 2000 earnings were net of the $130 million noncash charge related to hardboard siding claims.

•	Pulp, paper and packaging — $680 million in 2001, down from $1,007 million a year ago. Operating earnings declined $372 million from the same period last year. Noncash charges increased $45 million in 2001 due to increases in depreciation expense and additional noncash charges related to machine closures and asset writedowns.

Investing

Capital expenditures, excluding acquisitions and real estate and related assets, for the first nine months were $503 million compared to $552 million a year ago. 2001 capital spending by segment was $43 million for timberlands, $138 million for wood products, $304 million for pulp, paper and packaging, and $18 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions and real estate and related assets, to approximate $765 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

During the third quarter of 2001, the company expended $261 million, net of cash acquired, to purchase the remaining interest in Cedar River Paper Company from its joint venture partner and pay down the outstanding debt of the partnership. Year-to-date 2001, the company has also expended $92 million for acquisitions of additional timberlands assets and $33 million for additional investments in equity affiliates.

During the first nine months of 2000, the company expended $48 million to acquire two sawmills and distribution capabilities in Australia and $595 million to complete its tender offer for the stock of TJI.

Net cash provided by real estate and related assets investing activities in the current year includes $169 million provided by real estate and related assets distributions from equity affiliates.

The cash needed to meet capital expenditures, investments and other requirements was generated principally from internal cash flows.

Financing

Year to date, Weyerhaeuser has increased its interest-bearing debt by $328 million. During the third quarter, the company issued $840 million in long-term debt. This was offset by year-to-date payments on long-term debt obligations of $106 million and net reductions in commercial paper borrowings of $406 million. The company’s debt to total capital ratio was 37 percent at the end of the quarter. This is comparable to 37 percent at the end of the 2000 third quarter and 35 percent at year end 2000.

The real estate and related assets segment reduced third party debt by $109 million. This reflects $484 million of reductions in commercial paper and other borrowings and $45 million in scheduled note payments, offset by $400 million in issuances of new debt and $20 million of noncash increases to debt for notes issued in connection with property purchases.

Cash dividends of $263 million were paid in the first nine months of 2001 compared to $274 million in 2000. The decrease in dividends is reflective of the reduction of outstanding shares resulting from the share repurchase program initiated during the first quarter of 2000.

During the first nine months of 2000, the company expended $808 million to purchase 16.2 million of its common shares. This completed the 12 million share repurchase program authorized by the board of directors in January 2000 and commenced a second program authorized in June 2000 to repurchase an additional 10 million shares.

Environmental Matters

The company has established reserves for remediation costs on all of the approximately 126 active sites across our operations as of the end of the 2001 third quarter in the aggregate amount of $60 million, compared to $67 million at the end of 2000. This decrease reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company has accrued remediation costs of $1 million and $23 million in the first nine months of 2001 and 2000, respectively. The company incurred remediation costs of $8 million and $7 million year to date in 2001 and 2000, respectively, and charged these costs against the reserve.

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

The company is currently reassessing the adequacy of these reserves and increased its reserves by an additional $43 million in the third quarter. In addition, the company has negotiated settlements with its insurance carriers for recovery of certain costs related to these claims and continues to negotiate with other carriers. As of the end of the third quarter, the company has received recoveries from insurance carriers in the amount of $4 million and has accrued an additional $39 million for insurance settlement receivables.

Other

In late 1999, the company announced a new initiative to streamline and improve delivery of internal support services that is expected to result in $150 million to $200 million in annual savings. The company began implementation of these plans during the first quarter of 2000, a process that may take up to three years to complete. Because implementation plans are still under review, the specific number of employees affected, exact timing of the implementation and associated costs have not been finalized. To date, the company has captured $79 million in savings while incurring $75 million of costs, such as severance, relocation and outsourcing. Included in these costs is a charge of $41 million ($26 million after tax) in the first quarter of 2001 for costs associated with the decision to outsource certain information technology services to a third party.

Contingencies

Following the expiration of a five-year agreement between the United States and Canada, on April 2, 2001, the Coalition for Fair Lumber Imports filed a petition with the United States Department of Commerce (“Department”) and the International Trade Commission (“ITC”), claiming that imports of softwood lumber from Canada were being subsidized by Canada and were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (“CVD”) and anti-dumping tariffs be imposed on softwood lumber imported from Canada. In August 2001, the Department issued a preliminary finding that certain Canadian provinces were subsidizing logs by collecting below market stumpage payments and declared a preliminary CVD rate of 19.3 percent retroactive to May 18, 2001. The company has accrued for the estimated cost of the CVD. The Department also requested that Weyerhaeuser and five other Canadian companies provide data for the anti-dumping investigation. In its preliminary ruling issued on October 31, 2001, the Department found that the company had engaged in dumping and set a preliminary “dumping margin” for the company of 11.93 percent. The company intends to contest the Department’s finding that it has engaged in dumping, but will now post a bond or cash to cover the estimated amount for the duties that would be collected in the event it is finally determined that dumping did occur. A final ruling on both the CVD and anti-dumping cases, which is expected during the second quarter of 2002, will contain the determination of whether to make the CVD and anti-dumping duties final and, if so, at what levels. The Department of Commerce would then conduct periodic reviews over the following five years to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs, and, if so, the dumping margin and CVD to impose. At the end of five years both the countervailing duty and anti-dumping orders would be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company believes that the controversy has created some volatility and uncertainty in the marketplace, but has not had a material adverse effect on our results of operations. There can be no assurance, however, that if a permanent CVD or anti-dumping duty is imposed, it will not have a material adverse effect on the company’s results of operations in the future.

The company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that the ultimate outcome resulting from these proceedings and matters would not have a material effect on the company’s current financial position, liquidity or results of operations; however, in any given future reporting period such proceedings or matters could have a material effect on results of operations.

Quantitative and Qualitative Disclosures About Market Risk

As part of the company’s financing activities, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company also utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange and commodity price risks. For those limited number of contracts that are considered derivative instruments, the company has formally designated most as hedges of specific and well-defined risks. These contracts include:

•	Foreign currency futures contracts entered into in conjunction with the company’s agreement to purchase equipment in a foreign denominated currency. The objective of the contracts, which have been designated as fair value hedges, is to fix the company’s U.S. dollar cost of the equipment purchased in Euros. At September 30, 2001, the company had a long position in Euros, with a fair value of $8 million and a corresponding notional amount of $7 million. The contracts expire monthly through August 2002.

•	Foreign exchange contracts, which the company has designated as cash flow hedges, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. These contracts generate gains or losses that are recorded in other comprehensive income until the contracts’ respective settlement dates, at which time they are reclassified into earnings. At September 30, 2001, the company had a long position in Canadian dollars, with a fair value of $7 million and a corresponding notional amount of $8 million. The contracts expire monthly through June 2003.

•	Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The company has designated this swap as a cash flow hedge, the objective of which is to hedge the variability of future cash flows associated with changes in LIBOR. At September 30, 2001, the company had one interest rate swap with a maturity date of November 6, 2001, and a notional amount of $75 million with a fixed interest rate of 6.85 percent. The variable rate at September 30, 2001, based on the 30-day LIBOR, was 2.6 percent, with the fair value of the swap being a loss of $2 million. The amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

•	Commodity swap agreements designed to hedge against the variability of future cash flows arising from changes in natural gas spot rates. The company has designated these agreements as cash flow hedges. These agreements generate gains or losses that are recorded in other comprehensive income until the contracts’ respective settlement dates, at which time they are reclassified into earnings. As of September 30, 2001, the company had open positions in connection with multiple natural gas swap agreements, which are settled monthly through October 2003. The notional amount of these contracts was $9 million, with a fair value approximating $0.

•	Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The swap, which was acquired from Cedar River Paper Company, cannot be designated as a hedge under FASB Statement 133; however it fixes $50 million of the company’s variable rate tax-exempt bond exposure. At September 30, 2001, the swap, which matures December 2003, had a notional amount of $50 million and a fair value representing a loss of $1 million. The amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

•	Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating rate based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to short-term investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. At September 30, 2001, the company had one swap with a maturity date of December 31, 2003, and a notional amount of $136 million. Both parties have the right to terminate this swap with short notice. The fair value of the swap was $2 million as of September 30, 2001.

•	Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for selected business units. The company’s commodity futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company’s financial position, results of operations or cash flows. As of September 30, 2001, the company’s net position with commodity futures contracts was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations.

Part II. Other Information

Item 1. Legal Proceedings

The company entered into a class action settlement of hardboard siding claims against the company which was approved by the Superior Court, San Francisco County, California in December 2000. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981, through December 31, 1999. In February 2001, two named intervenors and objectors filed a notice of appeal from the order granting final approval to the class action settlement. The company has established reserves to cover the estimated cost of the settlement and related costs. At the end of the third quarter of 2001, the company is a defendant in eight cases that were filed before the settlement was approved involving primarily multi-family structures and residential developments. Seven additional cases have been filed after the settlement. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company.

In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The court has granted class action status to purchasers of corrugated containers during the period October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The court granted class action status to purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. In October 2000, the court denied motions to dismiss the suits that had been filed by the company and the other defendants. The company and other defendants have appealed the class certification decision to the 3rd Circuit Court of Appeals.

In May 1999, the Equity Committee (“the Committee”) in the Paragon Trade Brands, Inc. bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee seeks to assert that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company. Both the Committee and the company have filed motions for summary judgment, which are pending.

Following the expiration of a five-year agreement between the United States and Canada, on April 2, 2001, the Coalition for Fair Lumber Imports filed a petition with the United States Department of Commerce (“Department”) and the International Trade Commission (“ITC”), claiming that imports of softwood lumber from Canada were being subsidized by Canada and were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (“CVD”) and anti-dumping tariffs be imposed on softwood lumber imported from Canada. In August 2001, the Department issued a preliminary finding that certain Canadian provinces were subsidizing logs by collecting below market stumpage payments and declared a preliminary CVD rate of 19.3 percent retroactive to May 18, 2001. The company has accrued for the estimated cost of the CVD. The Department also requested that Weyerhaeuser and five other Canadian companies provide data for the anti-dumping investigation. In its preliminary ruling issued on October 31, 2001, the Department found that the company had engaged in dumping and set a preliminary “dumping margin” for the company of 11.93 percent. The company intends to contest the Department’s finding that it has engaged in dumping, but will now post a bond or cash to cover the estimated amount for the duties that would be collected in the event it is finally determined that dumping did occur. A final ruling on both the CVD and anti-dumping cases, which is expected during the second quarter of 2002, will contain the determination of whether to make the CVD and anti-dumping duties final and, if so, at what levels. The Department of Commerce would then conduct periodic reviews over the following five years to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs, and, if so, the dumping margin and CVD to impose. At the end of five years both the countervailing duty and anti-dumping orders would be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from these proceedings and matters, or all of them combined, would not have a material effect on the company’s current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 26, April 20, July 27, August 1, October 3, and October 25, 2001, reporting information under Item 5, Other Events.