Form 10-K405
period 2001-12-30
WEYERHAEUSER CO
filed 2002-02-28
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission File Number 1-4825

WEYERHAEUSER COMPANY

A Washington Corporation	(IRS Employer Identification No. 91-0470860)

Federal Way, Washington 98063-9777
Telephone (253) 924-2345

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Shares ($1.25 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Stock Exchange

Exchangeable Shares (no par value)	Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of February 1, 2002, 216,679,968 shares of the registrant’s common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $12,552,271,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 30, 2001, are incorporated by reference into Parts I, II and IV.

Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2002 Annual Meeting of Shareholders to be held April 16, 2002 are incorporated by reference into Part III.

Weyerhaeuser Company and Subsidiaries

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business

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

Information with respect to the description and general development of the company’s business, included on pages 18 through 24 and 26 through 30, Description of the Business of the Company, contained in the company’s 2001 Annual Report to Shareholders, is incorporated herein by reference.

Financial information with respect to industry segments and geographical areas, included in Notes 23 and 24 of Notes to Financial Statements contained in the company’s 2001 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands

The company is engaged in the management of 5.9 million acres of company-owned and .5 million acres of leased commercial forestland in North America, most of it highly productive and located extremely well to serve both domestic and international markets. The company also has renewable, long-term licenses on 32.6 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations. The standing timber inventory on these lands is approximately 400 million cunits (a cunit is 100 cubic feet of solid wood). The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. To sustain the timber supply from its fee timberlands, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

	Inventory	Thousands of Acres at December 30, 2001

	Millions	Fee	Long-term	License
	of Cunits	Ownership	Leases	Arrangements	Total

Geographic Area
United States
West	51	1,927	—	—	1,927
South	46	3,344	489	—	3,833

Total United States	97	5,271	489	—	5,760

Canada
Alberta	99	—	—	7,500	7,500
British Columbia	130	663	—	6,049	6,712
New Brunswick	1	—	—	177	177
Ontario	71	1	—	6,665	6,666
Saskatchewan	2	—	—	12,214	12,214

Total Canada	303	664	—	32,605 (1)	33,269

International(2)	3	183	25	77	285

TOTAL	403	6,118	514	32,682	39,314

(1)	Includes approximately 23 million acres of productive forestland.

(2)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business — continued

				Thousands of Acres
	Thousands of Acres		Millions of
			Seedlings	Stocking
	Harvested(1)	Planted	Planted	Control	Fertilization

2001 Activity
United States
West	38.1	35.3	18.8	6.9	104.2
South	98.4	69.2	38.7	3.3	472.1

Total United States	136.5	104.5	57.5	10.2	576.3

Canada
Alberta	26.3	19.8	11.9	10.2	—
British Columbia	32.5	38.5	18.9	0.4	35.7
Ontario	28.2	31.6	23.4	0.4	—
Saskatchewan	35.8	13.0	7.3	3.0	—

Total Canada	122.8	102.9	61.5	14.0	35.7

International(2)	4.7	19.6	8.6	10.2	9.8

TOTAL	264.0	227.0	127.6	34.4	621.8

Sales volumes (millions):	2001	2000	1999	1998	1997

Raw materials — cubic ft.	542	640	287	259	235

Selected product prices:	2001	2000	1999	1998	1997

Export logs (#2 sawlog-bark on) — $/MBF
Cascade — Douglas fir	$844	$925	$829	$807	$978
Coastal — Hemlock	398	545	532	519	628
Coastal — Douglas fir	774	925	828	808	981

Wood Products

The company’s wood products businesses produce and sell softwood lumber, plywood and veneer; oriented strand board, composite and other panels; engineered lumber; hardwood lumber and treated products. These products are sold primarily through the company’s own sales organizations. Building materials are sold to wholesalers, retailers and industrial users. The raw materials required to produce these products are purchased from third parties, transferred at market price from the company’s timberlands, or obtained from long-term licensing arrangements.

(1)	Includes 2.1 thousand acres of right-of-way and other harvest that does not require planting.

(2)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business— continued

Sales volumes (millions)(1):	2001	2000	1999	1998	1997

Softwood lumber — board ft.	7,196	7,303	5,734	4,995	4,869
Softwood plywood and veneer — sq. ft. (3/8")	1,897	2,133	1,902	1,842	2,042
Composite panels — sq. ft. (3/4")	253	379	410	586	551
Oriented strand board — sq. ft. (3/8")	3,738	3,634	2,716	2,697	2,462
Hardwood lumber — board ft.	413	423	397	339	362
Raw materials — cubic ft.	309	369	305	315	325

Selected product prices:	2001	2000	1999	1998	1997

Lumber (common) — $/MBF
2x4 Douglas fir (kiln dried)	$334	$341	$408	$340	$418
2x4 Douglas fir (green)	297	314	384	315	381
2x4 Southern yellow pine (kiln dried)	325	339	413	395	453
2x4 Spruce-pine-fir (kiln dried)	250	257	342	288	354
Plywood (1/2" CDX) — $/MSF
West	294	300	369	305	312
South	263	264	320	280	261
Oriented strand board (7/16"-24/16)
North Central price — $/MSF	160	206	262	203	142

Pulp, Paper and Packaging

The company’s pulp, paper and packaging businesses include: Pulp, which manufactures chemical wood pulp for world markets; Paper, which manufactures and markets a range of both coated and uncoated fine papers through paper merchants and printers; Containerboard Packaging, which manufactures linerboard and corrugating medium, primarily used in the production of corrugated packaging, and manufactures and markets industrial and agricultural packaging; Paperboard, which manufactures and markets bleached paperboard, used for production of liquid containers, to West Coast and Pacific Rim customers; and Recycling, which operates an extensive wastepaper collection system and markets it to company mills and worldwide customers.

Sales volumes (thousands) (1):	2001	2000	1999	1998	1997

Pulp — air-dry metric tons	2,113	2,129	2,273	2,012	1,982
Paper — tons(2)	1,507	1,589	1,460	1,181	1,146
Paperboard — tons	243	255	248	236	243
Containerboard — tons	883	1,055	576	323	389
Packaging — MSF	49,533	53,602	46,483	44,299	44,508
Newsprint — metric tons(3)	—	—	—	62	684
Recycling — tons	2,837	3,177	2,785	2,546	2,229

(1)	Reflects the acquisition of MacMillan Bloedel in November 1999.

(2)	Reflects the acquisition of the Dryden, Ontario, fine paper mill in October 1998.

(3)	Reflects the change in ownership of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business — continued

Selected product prices (per ton):	2001	2000	1999	1998	1997

Pulp — NBKP-air-dry metric-U.S.	$531	$681	$520	$516	$566
Paper — uncoated free sheet-U.S.	695	730	646	665	740
Linerboard — 42 lb.-Eastern U.S.	424	453	383	354	326
Newsprint — metric-West Coast U.S.	576	562	512	588	550
Recycling — old corrugated containers	40	79	67	54	76
Recycling — old newsprint	36	57	33	22	15

Real Estate and Related Assets

The company’s real estate and related assets businesses are principally engaged in real estate development and construction through the company’s real estate subsidiary, Weyerhaeuser Real Estate Company, and in other real estate related activities through the company’s financial services subsidiary, Weyerhaeuser Financial Services, Inc. Development and construction consists of developing single-family housing and residential lots for sale, including the development of master-planned communities.

Volume information:

	2001	2000	1999	1998	1997

Units closed:
Single-family units(1)	3,651	3,369	3,561	3,089	2,914
Multi-family units(1)	160	216	—	276	324
Residential lots(1)	1,103	1,391	4,297	2,455	1,988

Amounts in millions:
Single-family loan originations(2)	$—	$—	$—	$—	$1,168

(1)	Includes one-half of joint venture sales.

(2)	Reflects the sale of the company’s wholly owned subsidiary, Weyerhaeuser Mortgage Company, in the second quarter of 1997.

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties

Timberlands

Timberlands annual log production (in millions):

	2001	2000	1999	1998	1997

Logs — cubic ft.	665	792	521	495	476
Fee depletion — cubic ft.	767	721	634	585	541

Wood Products

Production capacities, facilities and annual production, which reflect the acquisition of MacMillan Bloedel in November 1999 and the sale of the Marshfield Door business in 2000, are summarized by major product as follows (millions):

		Number
	Production	of
	Capacity	Facilities	2001	2000	1999	1998	1997

Softwood lumber — board ft.	5,997	37	5,381	5,645	4,532	4,025	3,968
Softwood plywood and veneer — sq. ft. (3/8")	1,589	9	1,099	1,340	1,065	960	1,092
Composite panels — sq. ft. (3/4") (1)	120	2	93	206	281	510	478
Oriented strand board — sq. ft. (3/8")	4,025	9	3,443	3,438	2,452	2,179	2,041
Hardwood lumber — board ft.	436	13	410	397	376	342	345
Logs — cubic ft.	—	—	499	490	572	526	519

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood(2)

Alabama, Arkansas, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon, Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada; and Durango, Mexico

Oriented strand board

Michigan, North Carolina, West Virginia; Alberta, New Brunswick, Ontario and Saskatchewan, Canada

Composite panels(2)

British Columbia, Canada; and Durango, Mexico

Engineered lumber

Alabama, California, Georgia, Kentucky, Louisiana, Minnesota, Ohio, Oregon, West Virginia; Alberta, British Columbia and Ontario, Canada

Hardwood lumber

Arkansas, Michigan, Oklahoma, Oregon, Pennsylvania, Washington, Wisconsin; and British Columbia, Canada

(1)	Reflects sale of Marshfield, Wisconsin mill in 2000.

(2)	Durango, Mexico facility sold in January 2002.

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties— continued

Pulp, Paper and Packaging

Production capacities, facilities and annual production, which reflect the acquisition of MacMillan Bloedel in November 1999, are summarized by major product as follows (thousands):

		Number
	Production	of
	Capacity	Facilities	2001	2000	1999	1998	1997

Pulp — air-dry metric tons	2,350	9	2,140	2,282	2,219	1,971	2,063
Paper — tons(1)	1,649	6	1,455	1,603	1,511	1,235	1,128
Paperboard — tons	260	1	240	261	251	237	231
Containerboard — tons(2)	4,219	8	3,699	3,578	2,622	2,291	2,381
Packaging — MSF(2)	72,000	60	52,202	56,694	48,758	46,410	46,488
Newsprint — metric tons(3)	—	—	—	—	—	69	704
Recycling — tons	—	23	4,726	4,448	4,287	3,833	3,655

Principal manufacturing facilities are located as follows:

Pulp

Georgia, Mississippi, North Carolina, Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada

Paper

Mississippi, North Carolina, Washington, Wisconsin; Ontario and Saskatchewan, Canada

Paperboard

Washington

Containerboard

Alabama, Iowa, Kentucky, North Carolina, Oklahoma, Oregon; and Ontario, Canada

Packaging

Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington, Wisconsin; and Guanajuato, Mexico

Recycling

Arizona, California, Colorado, Illinois, Iowa, Kansas, Maryland, Minnesota, Nebraska, North Carolina, Oklahoma, Oregon, Tennessee, Texas, Utah, Virginia and Washington

(1)	Reflects the acquisition of the Dryden, Ontario, Canada, fine paper facility in October 1998.

(2)	Reflects the acquisition of MacMillan Bloedel in November 1999.

(3)	Reflects the change in ownership of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties - continued

Real Estate and Related Assets

Single-family housing

California, Maryland, Nevada, Texas, Virginia and Washington

Residential land development

California, Maryland, Nevada, Texas, Virginia and Washington

Mortgage securities

Washington

Commercial development

California and Washington

Real estate investments

Arizona, California, Colorado, Nevada, Oregon and Washington

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings

The company entered into a class action settlement of hardboard siding claims against the company that was approved by the Superior Court, San Francisco County, California, in December 2000. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981 through December 31, 1999. In February 2001, two named intervenors and objectors filed a notice of appeal from the order granting final approval to the class action settlement. The company has established reserves to cover the estimated cost of the settlement and related costs. At the end of the fourth quarter of 2001, the company is a defendant in 14 cases involving primarily multi-family structures and residential developments. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California.

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

In May 1999, the Equity Committee (the Committee) in the Paragon Trade Brands, Inc. bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee seeks to assert that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company. Both the Committee and the company have filed motions for summary judgment, which are pending.

Following the expiration of a five-year agreement between the United States and Canada, on April 2, 2001, the Coalition for Fair Lumber Imports (Coalition) filed a petition with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that imports of softwood lumber from Canada were being subsidized by Canada and were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and antidumping tariffs be imposed on softwood lumber imported from Canada. In August 2001, the Department issued a preliminary finding that certain Canadian provinces were subsidizing logs by collecting below-market stumpage payments and declared a preliminary CVD rate of 19.3 percent retroactive to May 18, 2001. The preliminary CVD expired on December 15, 2001. The company has accrued for the estimated cost of the CVD. The Department also requested that Weyerhaeuser and five other Canadian companies provide data for the antidumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that the company had engaged in dumping and set a preliminary “dumping margin” for the company of 11.93 percent. The company intends to contest the Department’s finding that it has engaged in dumping but will now post a bond or cash to cover the estimated amount for the duties that would be collected in the event it is finally determined that dumping did occur. As of December 30, 2001, the company had accrued $50 million based on the preliminary CVD rate and antidumping margin. A final ruling on both the CVD and antidumping cases, which is expected during the second quarter of 2002, will contain the determination of whether to make the CVD and antidumping duties final and, if so, at what levels. The Department would then conduct periodic reviews over the following five years to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings - continued

so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and antidumping orders would be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company believes that the controversy has created some volatility and uncertainty in the marketplace but has not had a material adverse effect on our results of operations. There can be no assurance, however, that if a permanent CVD or antidumping duty is imposed, it will not have a material adverse effect on the company’s results of operations in the future.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The Environmental Protection Agency (EPA) and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from these proceedings and matters, or all of them combined, would not have a material effect on the company’s current financial position, liquidity or results of operations; however, in any given future reporting period, such proceedings or matters could have a material effect on results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2001.

Weyerhaeuser Company and Subsidiaries

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Information with respect to market prices, stockholders and dividends included in Notes 25 and 26 of Notes to Financial Statements in the company’s 2001 Annual Report to Shareholders, is incorporated herein by reference.

Item 6. Selected Financial Data

Information with respect to selected financial data included in Note 26 of Notes to Financial Statements in the company’s 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Management’s Discussion and Analysis included on pages 28-37 of the company’s 2001 Annual Report to Shareholders, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to market risk of financial instruments included on pages 35-36 of the company’s 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Information

Financial statements and supplementary information, included in the company’s 2001 Annual Report to Shareholders, are incorporated herein by reference.

Page(s) in
Annual Report
to Shareholders

Report of Independent Public Accountants	38
Consolidated Statement of Earnings	39
Consolidated Balance Sheet	40-41
Consolidated Statement of Cash Flows	42-43
Consolidated Statement of Shareholders’ Interest	44
Notes to Financial Statements	45-69
Selected Quarterly Financial Information (Unaudited)	67

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Weyerhaeuser Company and Subsidiaries

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to Directors of the company included on pages 2 through 4 of the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2002 Annual Meeting of Shareholders to be held April 16, 2002, is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2002 Annual Meeting of Shareholders to be held April 16, 2002, under headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Change in Control and Severance Agreements” is incorporated herein by reference.

The executive officers of the company are as follows:

Name	Title	Age

Marvin D. Cooper	Senior Vice President	58
William R. Corbin	Executive Vice President	60
C. William Gaynor	Senior Vice President	61
Richard C. Gozon	Executive Vice President	63
Richard E. Hanson	Executive Vice President	58
Steven R. Hill	Senior Vice President	54
Mack L. Hogans	Senior Vice President	53
James R. Keller	Senior Vice President	52
Michael R. Onustock	Senior Vice President	62
Steven R. Rogel	President	59
William C. Stivers	Executive Vice President	63
George H. Weyerhaeuser, Jr.	Senior Vice President	48

Marvin D. Cooper has been senior vice president, Pulp, Paper and Containerboard Manufacturing and Engineering, since February 2002. He has been executive vice president, Pulp and Paper Mills, for Willamette Industries, Inc., an affiliate of the company, from 1998 and was senior vice president, Pulp and Paper Mills for Willamette from 1997 to 1998. Prior to 1997, he held a number of management positions at Willamette in its pulp and fine paper businesses. He joined Willamette in 1980.

William R. Corbin has been executive vice president, Wood Products, since 1999. From 1995 to 1999, he was executive vice president, Timberlands and Distribution, and from 1992, when he joined the company, to 1995 he was executive vice president, Wood Products.

C. William Gaynor has been senior vice president, Canada, of Weyerhaeuser since 1999 and has been president and chief executive officer of Weyerhaeuser Company Limited, a subsidiary of the company, since 1998. He joined the company in 1974 and has held numerous management positions and served as vice president and general manager — Saskatchewan Division of Weyerhaeuser Canada Ltd., the predecessor of Weyerhaeuser Company Limited, from 1987 to 1998.

Richard C. Gozon has been executive vice president, Pulp, Paper and Packaging, since 1994 when he joined the company. Prior to joining Weyerhaeuser, he was president and chief operating officer of Alco Standard Corporation (a distributor of paper and office equipment).

Richard E. Hanson has been executive vice president, Timberlands, since February 2002 and was senior vice president, Timberlands, since 1999. He was vice president, Western Timberlands, from 1996 to 1998. He joined Weyerhaeuser in 1970 and has held numerous management positions in the timberlands, wood products and paper businesses.

Steven R. Hill has been senior vice president, Human Resources, since 1990 and was vice president, Human Resources, from 1986 to 1990. He joined Weyerhaeuser as a forester in 1968, and joined Corporate Human Resources in 1980.

Weyerhaeuser Company and Subsidiaries

PART III

Item 10. Directors and Executive Officers of the Registrant — continued

Mack L. Hogans has been senior vice president, Corporate Affairs, since 1995 and was vice president of Government Affairs from 1990 to 1995. He was the director of Government Affairs and public policy issues management from 1986 to 1990. He joined Weyerhaeuser in 1979 and has been a forester, branch manager for the Building Materials business and a government affairs manager.

James R. Keller has been senior vice president, Containerboard Packaging and Recycling, since February 18, 2002. From 1997 to 2002, he was vice president and general manager, Containerboard Packaging and Recycling. He joined Weyerhaeuser in 1974 and has held numerous management positions in containerboard, newsprint and bleached paperboard, shipping containers and timberlands.

Michael R. Onustock has been senior vice president, Pulp and White Paper, since February 18, 2002. He has been executive vice president, Pulp and Fine Paper Marketing for Willamette Industries, Inc., an affiliate of the company, since 1989 and was vice president, Paper Group, for Willamette from 1980 to 1988. Prior to 1980, he held a number of management positions at Willamette in its pulp, paper and board businesses. He joined Willamette in 1973 following 11 years as containerboard sales manager with Boise Cascade.

Steven R. Rogel’s biography may be found on page 4 of the Notice of 2002 Annual Meeting of Shareholders and Proxy Statement for the company’s 2002 Annual Meeting of Shareholders to be held April 16, 2002, which is incorporated herein by reference.

William C. Stivers has been executive vice president and chief financial officer since 1998 and was senior vice president and chief financial officer from 1990 to 1998. He joined the company in 1970 and has held numerous management positions in finance with both the company and its subsidiaries.

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

Item 11. Executive Compensation

Information with respect to executive compensation contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2002 Annual Meeting of Shareholders to be held April 16, 2002, under the headings “Directors’ Compensation,” “Compensation Committee Report on Executive Management Compensation,” “Compensation Committee Interlocks and Insider Participation” and at pages 12 through 15, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2002 Annual Meeting of Shareholders to be held April 16, 2002 under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2002 Annual Meeting of Shareholders to be held April 16, 2002 under the heading “Transactions and Relationships” is incorporated herein by reference.

Weyerhaeuser Company and Subsidiaries

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

The consolidated financial statements of the company, together with the report of independent public accountants, included in the company’s 2001 Annual Report to Shareholders, are incorporated in Part II, Item 8 of this Form 10-K by reference.

Page Number(s)
Financial Statement Schedules	in Form 10-K

Report of Independent Public Accountants on Financial Statement Schedules	18
Schedule II — Valuation and Qualifying Accounts	19

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in the company’s 2001 Annual Report to Shareholders and incorporated herein by reference.

Exhibits:

3	-	(i)	Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825)

		(ii)	Bylaws (incorporated by reference to 2000 Form 10-K filed with the Securities and Exchange Commission on March 16, 2001 — Commission File Number 1-4825)

10	-	Material Contracts

		(a)	Agreement with W. R. Corbin (incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on March 12, 1999 — Commission File Number 1-4825)

		(b)	Agreement with R. C. Gozon (incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on March 15, 1996 — Commission File Number 1-4825)

		(c)	Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)

		(d)	Merger Agreement dated June 20, 1999, among Weyerhaeuser Company and Weyerhaeuser Exchangeco Limited and MacMillan Bloedel Limited, including the Plan of Arrangement (incorporated by reference to the Weyerhaeuser Company Registration Statement No. 333-84127)

		(e)	Form of Executive Severance Agreement (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 - Commission File Number 1-4825)

		(f)	Description of the Weyerhaeuser Company Option Exercise/Share Purchase Program

		(g)	Agreement and Plan of Merger dated as of January 28, 2002, by and among Weyerhaeuser Company, a Washington corporation, Company Holdings, Inc., a Washington corporation and a wholly owned subsidiary of Weyerhaeuser Company, and Willamette Industries, Inc., an Oregon corporation (incorporated by reference to Exhibit (a)(5)(QQQ) to Amendment No. 70 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on January 29, 2002)

		(h)	364-Day Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(5) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

Weyerhaeuser Company and Subsidiaries

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K — continued

10	-	Material Contracts — continued

(i) Bridge Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(6) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

(j) Competitive Advance and Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(7) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

11	-	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 2 of Notes to Financial Statements in the company’s 2001 Annual Report to Shareholders)

13	-	Portions of the company’s 2001 Annual Report to Shareholders specifically incorporated by reference herein

21	-	Subsidiaries of the Registrant

23	-	Consent of Independent Public Accountants

Reports on Form 8-K

The registrant filed reports on Form 8-K dated October 3, 2001; October 25, 2001; January 24, 2002; January 29, 2002; and February 26, 2002 reporting information under Item 5, Other Events.

Weyerhaeuser Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2002.

Weyerhaeuser Company /s/ Steven R. Rogel Steven R. Rogel Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2002.

/s/ Steven R. Rogel	/s/ John I. Kieckhefer

Steven R. Rogel President, Principal Executive Officer, Director and Chairman of the Board	John I. Kieckhefer Director

/s/ William C. Stivers	/s/ Arnold G. Langbo

William C. Stivers Principal Financial Officer	Arnold G. Langbo Director

/s/ Steven J. Hillyard	/s/ Donald F. Mazankowski

Steven J. Hillyard Principal Accounting Officer	Donald F. Mazankowski Director

/s/ W. John Driscoll	/s/ William D. Ruckelshaus

W. John Driscoll Director	William D. Ruckelshaus Director

/s/ R. F. Haskayne	/s/ Richard H. Sinkfield

Richard F. Haskayne Director	Richard H. Sinkfield Director

/s/ Robert J. Herbold	/s/ James N. Sullivan

Robert J. Herbold Director	James N. Sullivan Director

/s/ Martha R. Ingram

Martha R. Ingram Director	Clayton K. Yeutter Director

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants on Financial Statement Schedules

To Weyerhaeuser Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Weyerhaeuser Company’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule shown on page 19 is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Seattle, Washington,
February 11, 2002

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts

For the three years ended December 30, 2001
Dollar amounts in millions

			Deductions
	Balance at		from/		Balance at
	Beginning	Charged to	(Additions to)		End of
Description	of Period	Income	Reserve		Period

Weyerhaeuser
Reserve deducted from related asset accounts:
Doubtful accounts — Accounts receivable
2001	$5	$16	$13		$8

2000	$10	$4	$9		$5

1999	$5	$6	$1	(1)	$10

Real Estate and Related Assets
Reserves and allowances deducted from related asset accounts:
Receivables
2001	$5	$1	$1	(2)	$5

2000	$7	$—	$2		$5

1999	$6	$2	$1	(3)	$7

Mortgage-related financial instruments
2001	$3	$—	$1	(4)	$2

2000	$3	$—	$—		$3

1999	$9	$—	$6		$3

Investments in unconsolidated entities
2001	$1	$—	$(1	)(5)	$2

2000	$3	$—	$2		$1

1999	$4	$—	$1	(6)	$3

(1)	Includes additional allowances of $4 million in the MacMillan Bloedel acquisition.

(2)	Includes allowances transferred to partnership investments.

(3)	Includes allowances transferred from partnership investments.

(4)	Includes allowances transferred to accrued liabilities.

(5)	Includes allowances transferred from receivables.

(6)	Includes the net of allowances transferred to receivables from other assets.

Weyerhaeuser Company and Subsidiaries

EXHIBIT INDEX

Exhibits:

3	-	(iii)	Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825)

		(iv)	Bylaws (incorporated by reference to 2000 Form 10-K filed with the Securities and Exchange Commission on March 16, 2001 — Commission File Number 1-4825)

10	-	Material Contracts

		(a)	Agreement with W. R. Corbin (incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on March 12, 1999 — Commission File Number 1-4825)

		(b)	Agreement with R. C. Gozon (incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on March 15, 1996 — Commission File Number 1-4825)

		(c)	Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)

		(d)	Merger Agreement dated June 20, 1999, among Weyerhaeuser Company and Weyerhaeuser Exchangeco Limited and MacMillan Bloedel Limited, including the Plan of Arrangement (incorporated by reference to the Weyerhaeuser Company Registration Statement No. 333-84127)

		(e)	Form of Executive Severance Agreement (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 - Commission File Number 1-4825)

		(f)	Description of the Weyerhaeuser Company Option Exercise/Share Purchase Program

		(g)	Agreement and Plan of Merger dated as of January 28, 2002, by and among Weyerhaeuser Company, a Washington corporation, Company Holdings, Inc., a Washington corporation and a wholly owned subsidiary of Weyerhaeuser Company, and Willamette Industries, Inc., an Oregon corporation (incorporated by reference to Exhibit (a)(5)(QQQ) to Amendment No. 70 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on January 29, 2002)

		(h)	364-Day Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(5) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

		(i)	Bridge Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(6) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

		(j)	Competitive Advance and Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(7) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

11	-	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 2 of Notes to Financial Statements in the company’s 2001 Annual Report to Shareholders)

13	-	Portions of the company’s 2001 Annual Report to Shareholders specifically incorporated by reference herein

21	-	Subsidiaries of the Registrant

Weyerhaeuser Company and Subsidiaries

EXHIBIT INDEX

     23   –   Consent of Independent Public Accountants