Form 10-Q
period 2002-03-31
WEYERHAEUSER CO
filed 2002-05-15
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
                        ----------------------------------

                             Washington, D.C.  20549

                                    FORM 10-Q


              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the thirteen weeks ended March 31, 2002 or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from          to
                                                   --------    --------


                          Commission File Number 1-4825
                              WEYERHAEUSER COMPANY

           A Washington Corporation              (IRS Employer Identification
                                                          No. 91-0470860)

                       Federal Way, Washington  98063-9777

                             Telephone (253)924-2345

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                             Name of Each Exchange on
                                                         Which Registered:
----------------------------                     ----------------------------

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
                                    Yes  X   No
                                        ---     ---
The number of shares outstanding of the registrant's class of common stock, as of May 3, 2002, was 218,453,874 common shares ($1.25 par value).

Weyerhaeuser Company
-2-
                    WEYERHAEUSER COMPANY AND SUBSIDIARIES

                         Index to Form 10-Q Filing
                  For the thirteen weeks ended March 31, 2002

                                                                     Page No.
                                                                     --------
Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Statement of Earnings                          3
         Consolidated Balance Sheet                                  4-5
         Consolidated Statement of Cash Flows                        6-7
         Notes to Financial Statements                               8-23

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               24-29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  29


Part II. Other Information

Item 1.  Legal Proceedings                                           30-31

Item 2.  Changes in Securities                                       31

Item 3.  Defaults upon Senior Securities                     (not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.  Other Information                                   (not applicable)

Item 6.  Exhibits and Reports on Form 8-K                            31


The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 30, 2001. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ending March 31, 2002, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              WEYERHAEUSER COMPANY

                                              By /s/ Steven J. Hillyard
                                                 ---------------------------
                                                 Steven J. Hillyard
                                                 Duly Authorized Officer and
                                                 Principal Accounting Officer
May 15, 2002

Weyerhaeuser Company
-3-
                     WEYERHAEUSER COMPANY AND SUBSIDIARIES
                      -----------------------------------
                      CONSOLIDATED STATEMENT OF EARNINGS
     For the thirteen-week periods ended March 31, 2002 and April 1, 2001 (Dollar amounts in millions except as noted and per-share figures)/(Unaudited)

Thirteen weeks ended:
                                                       March 31,     April 1,
                                                         2002          2001
                                                       ---------    ---------
Net sales and revenues:
  Weyerhaeuser                                         $  3,612     $  3,219
  Real estate and related assets                            396          334
                                                       --------     --------
Total net sales and revenues                              4,008        3,553
                                                       --------     --------
Costs and expenses:
  Weyerhaeuser:
    Costs of products sold                                2,848        2,492
    Depreciation, amortization and fee stumpage             264          211
    Selling expenses                                        103           91
    General and administrative expenses                     186          171
    Research and development expenses                        12           13
    Taxes other than payroll and income taxes                38           37
    Other operating costs, net (Note 6)                      --          (13)
    Support alignment costs (Note 15)                         4           45
    Charges for integration of facilities (Note 16)           2            9
    Charges for closure of facilities (Note 17)              27           --
                                                       --------     --------
                                                          3,484        3,056
                                                       --------     --------
  Real estate and related assets:
    Costs and operating expenses                            291          243
    Depreciation and amortization                             2            1
    Selling expenses                                         21           19
    General and administrative expenses                      10           13
    Taxes other than payroll and income taxes                 1            2
    Other operating costs, net (Note 6)                      (8)          (1)
                                                       --------     --------
                                                            317          277
                                                       --------     --------
Total costs and expenses                                  3,801        3,333
                                                       --------     --------
Operating income                                            207          220
Interest expense and other:
  Weyerhaeuser:
    Interest expense incurred                              (143)         (88)
    Less interest capitalized                                 4            4
    Equity in income of affiliates (Note 5)                  (4)          15
    Interest income and other                                 5            6
  Real estate and related assets:
    Interest expense incurred                               (13)         (19)
    Less interest capitalized                                13           16
    Equity in income of unconsolidated entities (Note 5)      6           14
    Interest income and other                                 6            2
                                                       --------     --------
Earnings before income taxes and extraordinary item          81          170
Income taxes (Note 7)                                       (28)         (63)
                                                       --------     --------
Earnings before extraordinary item                           53          107
Extraordinary item (Note 18)                                (23)          --
                                                       --------     --------
Net earnings                                           $     30     $    107
                                                       ========     ========
Basic and diluted net earnings per share (Note 2):
  Before extraordinary item                            $   0.24     $   0.49
  Extraordinary item (Note 18)                            (0.10)          --
                                                       --------     --------
  Basic and diluted net earnings                       $   0.14     $   0.49
                                                       ========     ========
Dividends paid per share                               $   0.40     $   0.40
                                                       ========     ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-
                          WEYERHAEUSER COMPANY AND SUBSIDIARIES
                           -----------------------------------
                               CONSOLIDATED BALANCE SHEET
                          March 31, 2002 and December 30, 2001
                               (Dollar amounts in millions)

                                                      March 31,      Dec. 30,
                                                          2002        2001
                                                      ---------     ---------
                                                     (Unaudited)
Assets
------
Weyerhaeuser
  Current assets:
    Cash and cash equivalents (Note 1)                $     127    $      202
    Receivables, less allowances                          1,599         1,024
    Inventories (Note 8)                                  2,072         1,428
    Prepaid expenses                                        509           407
                                                      ---------     ---------
      Total current assets                                4,307         3,061

  Property and equipment (Note 9)                        12,454         8,309
  Construction in progress                                1,169           428
  Timber and timberlands at cost,
    less fee stumpage charged to disposals                4,457         1,789
  Investments in and advances to equity affiliates (Note 5) 542           541
  Goodwill (Note 10)                                      2,741         1,095
  Deferred pension and other assets                       1,170         1,053
                                                      ---------     ---------
                                                         26,840        16,276
                                                      ---------     ---------
Real estate and related assets
  Cash and cash equivalents                                  11             2
  Receivables, less discounts and allowances                 67            71
  Mortgage-related financial instruments, less
    discounts and allowances                                 35            62
  Real estate in process of development and for sale        699           689
  Land being processed for development                    1,028           958
  Investments in unconsolidated entities, less
    reserves (Note 5)                                        59            60
  Other assets                                              179           175
                                                      ---------     ---------
                                                          2,078         2,017
                                                      ---------     ---------
      Total assets                                    $  28,918     $  18,293
                                                      =========     =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-

                                                      March 31,      Dec. 30,
                                                          2002        2001
                                                      ---------     ---------
                                                     (Unaudited)
Liabilities and shareholders' interest
--------------------------------------
Weyerhaeuser
  Current liabilities:
    Notes payable and commercial paper (Note 12)      $     260    $        4
    Current maturities of long-term debt (Note 13)          214             8
    Accounts payable (Note 1)                             1,072           809
    Accrued liabilities (Note 11)                         1,177         1,042
                                                      ---------     ---------
      Total current liabilities                           2,723         1,863

  Long-term debt (Note 13)                               12,927         5,095
  Deferred income taxes (Note 7)                          4,353         2,377
  Deferred pension, other postretirement
    benefits and other liabilities                          921           877
  Commitments and contingencies (Note 19)
                                                      ---------     ---------
                                                         20,924        10,212
                                                      ---------     ---------
Real estate and related assets
  Notes payable and commercial paper (Note 12)              262           358
  Long-term debt (Note 13)                                  596           620
  Other liabilities                                         451           408
  Commitments and contingencies (Note 19)
                                                      ---------     ---------
                                                          1,309         1,386
                                                      ---------     ---------
      Total liabilities                                  22,233        11,598
                                                      ---------     ---------

Shareholders' interest (Note 14)
  Common shares:  $1.25 par value;  authorized
    400,000,000 shares; issued and
    outstanding:  218,426,772 and 216,573,822               273           271
  Exchangeable shares: no par value; unlimited
    shares authorized; issued and held by
    nonaffiliates:  2,396,422 and 3,289,259                 163           224
  Other capital                                           2,797         2,693
  Retained earnings                                       3,794         3,852
  Cumulative other comprehensive expense                   (342)         (345)
                                                      ---------     ---------
      Total shareholders' interest                        6,685         6,695
                                                      ---------     ---------
      Total liabilities and shareholders' interest    $  28,918     $  18,293
                                                      =========     =========

Weyerhaeuser Company
-6-
                         WEYERHAEUSER COMPANY AND SUBSIDIARIES
                          -----------------------------------
                         CONSOLIDATED STATEMENT OF CASH FLOWS
         For the thirteen-week periods ended March 31, 2002 and April 1, 2001
                            (Dollar amounts in millions)
                                     (Unaudited)

                                                            Consolidated
                                                         --------------------
                                                         March 31,  April 1,
                                                           2002       2001
                                                         ---------  ---------
Cash provided by (used for) operations:
  Net earnings                                           $      30  $     107
  Non-cash charges (credits) to income:
    Depreciation, amortization and fee stumpage                266        212
    Deferred income taxes, net                                   8         28
    Pension and other post-retirement benefits                 (36)       (62)
    Equity in income of affiliates and unconsolidated entities  (2)       (29)
    Countervailing duties and antidumping penalties (Note 19)   (4)        --
    Charges for integration of facilities (Note 16)              2          9
    Charges for closure of facilities (Note 17)                 27         --
    Charge for impairment of long-lived assets (Note 15)        --         20
    Extraordinary loss on early extinguishment of debt(Note 18) 35         --
  Decrease (increase) in working capital, net of acquisitions:
    Receivables                                               (153)         3
    Inventories, real estate and land                         (197)      (211)
    Prepaid expenses                                           (67)        (7)
    Mortgage-related financial instruments                       3          1
    Accounts payable and accrued liabilities                    10       (207)
  (Gain) loss on disposition of assets                          10         (4)
  Other                                                         (7)       (15)
                                                         ---------  ---------
Net cash provided by (used for) operations                     (75)      (155)
                                                         ---------  ---------

Cash provided by (used for) investing activities:
  Property and equipment                                      (158)      (179)
  Timberlands reforestation                                    (12)       (10)
  Acquisition of timberlands                                    (6)       (33)
  Acquisition of businesses and facilities,  net of
    cash acquired (Note 20)                                 (6,119)        --
  Net distributions from (investments in) equity affiliates      7        163
  Proceeds from sale of:
    Property and equipment                                      18         12
    Mortgage-related financial instruments                      24          2
  Intercompany advances                                         --         --
  Other                                                        (18)        26
                                                         ---------  ---------
Net cash provided by (used for) investing activities        (6,264)       (19)
                                                         ---------  ---------

Cash provided by (used for) financing activities:
  Issuances of debt                                         13,001         18
  Notes and commercial paper borrowings, net                   (66)       207
  Cash dividends                                               (88)       (87)
  Intercompany cash dividends                                   --         --
  Payments on debt                                          (6,617)       (21)
  Exercise of stock options                                     46          9
  Other                                                         (3)       (10)
                                                         ---------  ---------
Net cash provided by (used for) financing activities         6,273        116
                                                         ---------  ---------
Net increase (decrease) in cash and cash equivalents           (66)       (58)
Cash and cash equivalents at beginning of year                 204        123
                                                         ---------  ---------
Cash and cash equivalents at end of period               $     138  $      65
                                                         =========  =========
Cash paid (received) during the period for:
  Interest, net of amount capitalized                    $     136  $     152
                                                         =========  =========
  Income taxes                                           $      (1) $      21
                                                         =========  =========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-

        Weyerhaeuser        Real Estate and Related Assets
     --------------------   ------------------------------
      March 31,  April 1,        March 31,  April 1,
       2002       2001             2002       2001
     ---------  ---------       ---------  ---------

     $     (28) $      63       $      58  $      44

           264        211               2          1
             7         24               1          4
           (35)       (60)             (1)        (2)
             4        (15)             (6)       (14)
            (4)        --              --         --
             2          9              --         --
            27         --              --         --
            --         20              --         --
            35         --              --         --

          (156)        (1)              3          4
          (134)      (155)            (63)       (56)
           (67)        (7)             --         --
            --         --               3          1
           (30)      (142)             40        (65)
            10         (4)             --         --
            15         (7)            (22)        (8)
     ---------  ---------       ---------  ---------
           (90)       (64)             15        (91)
     ---------  ---------       ---------  ---------


          (158)      (179)             --         --
           (12)       (10)             --         --
            (6)       (33)             --         --

        (6,119)        --              --         --
            (3)         7              10        156

            18         12              --         --
            --         --              24          2
           (80)        (5)             80          5
           (18)        29              --         (3)
     ---------  ---------       ---------  ---------
        (6,378)      (179)            114        160
     ---------  ---------       ---------  ---------


        13,001         --              --         18
            30        261             (96)       (54)
           (88)       (87)             --         --
            --         30              --        (30)
        (6,593)       (19)            (24)        (2)
            46          9              --         --
            (3)       (10)             --         --
     ---------  ---------       ---------  ---------
         6,393        184            (120)       (68)
     ---------  ---------       ---------  ---------
           (75)       (59)              9          1
           202        115               2          8
     ---------  ---------       ---------  ---------
     $     127  $      56       $      11  $       9
     =========  =========       =========  =========

     $     136  $     147       $      --  $       5
     =========  =========       =========  =========
     $      (1) $     (52)      $      --  $      73
     =========  =========       =========  =========

Weyerhaeuser Company
-8-
                        WEYERHAEUSER COMPANY AND SUBSIDIARIES
                         -----------------------------------
                            NOTES TO FINANCIAL STATEMENTS
         For the thirteen-week periods ended March 31, 2002 and April 1, 2001
                                    (Unaudited)

Note 1:  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. As discussed in Note 20: Acquisition, the accounts of Willamette Industries, Inc. (Willamette) are included beginning February 11, 2002. Investments in and advances to equity affiliates which are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings. Significant intercompany transactions and accounts are eliminated.

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

Nature of Operations

The company's principal business segments, which account for the majority of sales, earnings and the asset base, are:

.. Timberlands, which manages 7.3 million acres of company-owned forestland in North America. The company also has .8 million acres of leased commercial forestland in the United States and renewable long-term licenses on 32.6 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations. Through several wholly-owned subsidiaries and joint ventures, the company is also responsible for management and marketing activities for both forestlands and manufacturing facilities located in New Zealand, Australia and Uruguay.

.. Wood products, which produces a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

.. Pulp, paper and packaging, which manufactures and sells pulp, paper, paperboard and containerboard in North American, Pacific Rim and European markets and packaging products for the domestic and Mexican markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Accounting Pronouncements Implemented

Effective as of the beginning of fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill is no longer amortized over an estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, Statement 142 requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives. Effective as of the beginning of the 2002 first quarter, the company has ceased amortization of goodwill. The company is currently in the process of performing the fair-value-based assessment of goodwill and has not yet estimated the impact of implementation on its financial position or results of operations. There is no impact on cash flows. The first step of the transitional impairment test will be completed during the second quarter.

Effective as of the beginning of fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary. Statement 144 supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Implementation of Statement 144 in the first quarter of 2002 did not have a material impact on the company's financial position, results of operations or cash flows.

Weyerhaeuser Company
-9-

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

Prospective Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 143 will be effective for fiscal 2003. The company has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivatives

The company utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange, interest rate and commodity price risks. The vast majority of these contracts either do not provide for net settlement or are fixed-price contracts for future purchases and sales of various commodities that meet the definition of "normal purchases or normal sales", and therefore, are not considered derivative instruments for accounting purposes. The company's current accounting treatment for the limited number of contracts considered derivative instruments follows:

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

The following contracts have been formally designated as fair value hedges:

.. Foreign currency futures contracts entered into in conjunction with the company's agreement to purchase equipment in a foreign denominated currency. The objective of the contracts is to hedge the company's future foreign denominated payments for the equipment purchase.

The following financial instruments have been formally designated as cash flow hedges:

.. Foreign exchange contracts, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. Gains or losses recorded in other comprehensive income are reclassified into earnings at the contracts' respective settlement dates.

Weyerhaeuser Company
-10-

In addition, the company has the following contracts that have not been designated as hedges:

.. Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating return based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to short-term investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently.

.. Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The swap, which was acquired in 2001 as part of the Cedar River Paper Company acquisition, cannot be designated as a hedge under Statement 133; however, it fixes $50 million of the company's variable rate tax-exempt bond exposure. The swap is marked to market quarterly and any unrealized gains and losses are recognized in earnings currently.

.. Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for
selected business units.   The company's commodity futures positions are marked
to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company's financial position, results of operations or cash flows. As of March 31, 2002, the company's net position with commodity futures contracts was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The notional amounts of these derivative financial instruments are $204 million and $198 million at March 31, 2002, and December 30, 2001, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. The net earnings impact resulting from the company's use of derivative instruments was $3 million and $2 million for the first quarters of 2002 and 2001, respectively.

Cash and Cash Equivalents

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $416 million and $354 million at March 31, 2002, and December 30, 2001, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $210 million and $217 million greater at March 31, 2002, and December 30, 2001, respectively.

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

Weyerhaeuser Company
-11-

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

Goodwill

Effective in the first quarter of 2002, the company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is assessed for impairment at least annually using a fair-value-based approach.

Prior to the adoption of Statement 142, goodwill was amortized on a straight-line basis over 40 years, which was the expected period to be benefited. See Note 3: Goodwill and Other Intangible Assets - Adoption of Statement 142 for a reconciliation of 2001 earnings excluding goodwill amortization.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $198 million and $132 million at March 31, 2002, and December 30, 2001, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

Pension Plans

The company has pension plans covering most of its employees. Both the U.S. and Canadian plans covering salaried employees provide pension benefits based on the employee's highest monthly earnings for five consecutive years during the final ten years before retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The benefit levels for these plans are typically collectively bargained with the unions. Contributions to U.S. plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to Canadian plans are based on funding standards established by the applicable Provincial Pension Benefits Act and by the Income Tax Act.

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

The company's real estate operations recognize income from the sales of single-family housing units when construction has been completed, required down payments have been received and title has passed to the customer. Income from multi-family and commercial properties, developed lots and undeveloped land is recognized when required down payments are received and other income recognition criteria have been satisfied.

Weyerhaeuser Company
-12-

Impairment of Long-Lived Assets

The company accounts for long-lived assets in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the company's operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, additional minimum pension liability adjustments and fair value adjustments on derivative instruments designated as cash flow hedges. See
Note 4: Comprehensive Income (Expense).

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

                                                        Thirteen weeks ended
                                                        ---------------------
                                                        March 31,    April 1,
                                                           2002        2001
                                                        ---------   ---------
Weighted average shares outstanding (thousands):
  Basic                                                 220,184     219,319
  Dilutive effect of stock options                          926         231
                                                        ---------   ---------
  Diluted                                               221,110     219,550
                                                        =========   =========

Options to purchase 203,150 shares at prices ranging from $68.41 to $68.56 per share were outstanding during the thirteen weeks ending March 31, 2002. Options to purchase 4,236,333 shares at prices ranging from $52.66 to $68.41 per share were outstanding during the thirteen weeks ending April 1, 2001. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Weyerhaeuser Company
-13-

Note 3:  Goodwill and Other Intangible Assets - Adoption of Statement 142

The following table illustrates the effect of goodwill amortization on 2001 net earnings and net earnings per share. There were no separately identified intangible assets other than goodwill that existed from acquisitions prior to the adoption of Statement 142.

                                   Earnings Before        Basic and Diluted
                                  Extraordinary Item      Earnings Per Share
                                ----------------------   -----------------------
                                 Thirteen weeks ended     Thirteen weeks ended
                                ----------------------   -----------------------
Dollar amounts in millions,     March 31,     April 1,   March 31,      April 1,
  except per share data           2002          2001       2002           2001
                                ----------------------   -----------------------

Reported earnings before
  extraordinary item            $    53       $   107    $   0.24      $   0.49
Addback goodwill amortization,
  net of taxes                       --             6          --          0.03
                                -------       -------    --------      --------
Adjusted earnings before
  extraordinary item            $    53       $   113    $   0.24      $   0.52
                                =======       =======    ========      ========

                                                           Basic and Diluted
                                    Net Earnings          Earnings Per Share
                                ----------------------   -----------------------
                                 Thirteen weeks ended     Thirteen weeks ended
                                ----------------------   -----------------------
                                March 31,     April 1,   March 31,      April 1,
                                  2002          2001       2002           2001
                                ----------------------   -----------------------

Reported net earnings           $    30       $   107    $   0.14      $   0.49
Add back goodwill amortization,
  net of taxes                       --             6          --          0.03
                                -------       -------    --------      --------
Adjusted net earnings           $    30       $   113    $   0.14      $   0.52
                                =======       =======    ========      ========

Note 4:  Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:

                                                        Thirteen weeks ended
                                                        ---------------------
                                                        March 31,    April 1,
                                                           2002        2001
                                                        ---------   ---------
Dollar amounts in millions
Net earnings                                            $      30   $     107
Other comprehensive income (expense):
  Foreign currency translation adjustments,
    net of taxes of $0 and ($21)                                1         (92)
  Cash flow hedges:
    Net derivative gains, net of taxes of $1 and $6             2          11
    Reclassification adjustments, net of taxes of $0 and ($1)  --          (2)
                                                        ---------   ---------
                                                                3         (83)
                                                        ---------   ---------
Comprehensive income                                    $      33   $      24
                                                        =========   =========

Weyerhaeuser Company
-14-

Note 5:  Equity Affiliates

Weyerhaeuser

The company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. The company's significant equity affiliates as of March 31, 2002, are:

.. ForestExpress, LLC - A 33 percent owned joint venture formed to develop and operate a global, web-enabled, business-to-business marketplace for the forest products industry. Other equity members of the joint venture, which is headquartered in Atlanta, Georgia, include Boise Cascade Corporation, Georgia-Pacific Corporation, International Paper, MeadWestvaco and Morgan Stanley.

.. MAS Capital Management Partners, L.P. - A 50 percent owned limited partnership formed for the purpose of providing specialized investment management services to institutional and individual investors.

.. Nelson Forests Joint Venture - An investment in which the company owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

.. North Pacific Paper Corporation - A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

.. Optiframe Software LLC - A 50 percent owned joint venture in Denver, Colorado, formed during 2001 to develop whole-house design and optimization software for the building industry.

.. RII Weyerhaeuser World Timberfund, L.P. - A 50 percent owned joint venture with institutional investors to make investments in timberlands and related assets outside the United States. The primary focus of this partnership is in pine forests in the Southern Hemisphere.

.. SCA Weyerhaeuser Packaging Holding Company Asia Ltd. - A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Two facilities are in operation in China.

.. Southern Cone Timber Investors Limited - A 50 percent owned joint venture with institutional investors that has made an investment in Uruguayan timberlands.
The primary focus of this entity is in plantation forests in the Southern Hemisphere.

.. Wapawekka Lumber LP - A 51 percent owned limited partnership in Saskatchewan, Canada, that operates a sawmill. Substantive participating rights by the minority partner preclude the consolidation of this partnership by the company.

.. Wilton Connor LLC - A 50 percent owned joint venture in Charlotte, North Carolina, which supplies full-service, value-added turnkey packaging solutions to assist product manufacturers in the areas of retail marketing and distribution.

Weyerhaeuser Company
-15-

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, follows. Unconsolidated revenues and income for the thirteen weeks ended April 1, 2001, also include Cedar River Paper Company, a joint venture that became wholly owned by the company in July 2001.

                                                        March 31,    Dec. 30,
Dollar amounts in millions                                2002        2001
                                                        ---------   ---------
Current assets                                          $     187   $     191
Noncurrent assets                                           1,237       1,222
Current liabilities                                           120         120
Noncurrent liabilities                                        336         326

                                                        Thirteen weeks ended
                                                        ---------------------
                                                        March 31,    April 1,
                                                           2002        2001
                                                        ---------   ---------
Net sales and revenues                                  $     148   $     228
Operating income (loss)                                        (7)         31
Net income (loss)                                              (8)         24

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

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows. Revenues and income for the thirteen weeks ended April 1, 2001, include holdings in non-real estate partnerships which the company liquidated during the first quarter of 2001.

                                                        March 31,    Dec. 30,
Dollar amounts in millions                                2002        2001
                                                        ---------   ---------
Current assets                                          $      11   $       8
Noncurrent assets                                             281         306
Current liabilities                                            11          11
Noncurrent liabilities                                        159         158

                                                        Thirteen weeks ended
                                                        ---------------------
                                                        March 31,    April 1,
                                                           2002        2001
                                                        ---------   ---------
Net sales and revenues                                  $      18   $     331
Operating income                                               20         155
Net income                                                     17         125

The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Note 6:  Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. There were no significant individual items in the first quarter of 2002 or 2001.

Weyerhaeuser Company
-16-

Note 7:  Income Taxes

Provisions for income taxes include the following:

                                                        Thirteen weeks ended
                                                        ---------------------
                                                        March 31,    April 1,
Dollar amounts in millions                                2002        2001
                                                        ---------   ---------
Federal:
  Current                                               $       5   $      26
  Deferred                                                     11          26
                                                        ---------   ---------
                                                               16          52
                                                        ---------   ---------
State:
  Current                                                       1           3
  Deferred                                                      1           2
                                                        ---------   ---------
                                                                2           5
                                                        ---------   ---------
Foreign:
   Current                                                      2           6
   Deferred                                                    (4)         --
                                                        ---------   ---------
                                                               (2)          6
                                                        ---------   ---------
                                                        $      16   $      63
                                                        =========   =========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the thirteen-week period ended March 31, 2002, the effective tax rate was 35%. For the thirteen-week period ended April 1, 2001, the effective tax rate was 37%, which was greater than the 35% federal statutory rate due primarily to the effect of state income taxes. The reduction in the effective tax rate in the first quarter of 2002 is primarily due to the utilization of tax credits.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 8:  Inventories

                                                        March 31,    Dec. 30,
Dollar amounts in millions                                2002        2001
                                                        ---------   ---------
Logs and chips                                          $     264   $     186
Lumber, plywood, panels and engineered lumber                 537         401
Pulp and paper                                                333         194
Containerboard, paperboard and packaging                      275         145
Other products                                                228         195
Materials and supplies                                        435         307
                                                        ---------   ---------
                                                        $   2,072   $   1,428
                                                        =========   =========

Weyerhaeuser Company
-17-
Note 9:  Property and Equipment

                                                        March 31,    Dec. 30,
Dollar amounts in millions                                2002        2001
                                                        ---------   ---------
Property and equipment, at cost:
  Land                                                  $     318   $     226
  Buildings and improvements                                2,773       2,310
  Machinery and equipment                                  15,834      12,020
  Rail and truck roads                                        614         612
  Other                                                       203         202
                                                        ---------   ---------
                                                           19,742      15,370
Less allowance for depreciation and amortization           (7,288)     (7,061)
                                                        ---------   ---------
                                                        $  12,454   $   8,309
                                                        =========   =========

Note 10:  Goodwill

The changes in the carrying amount of goodwill for the thirteen weeks ended March 31, 2002, are as follows:

Balance as of December 30, 2001                                     $   1,095
Goodwill acquired (Note 20)                                             1,652
Goodwill written off related to facility closures (Note 17)                (5)
Effect of foreign currency translation adjustments                         (1)
                                                                    ---------
Balance as of March 31, 2002                                        $   2,741
                                                                    =========

The company is currently in the process of performing the transitional assessment of goodwill and has not yet estimated the impact, if any, of implementation-related impairments. The first step of the transitional impairment test will be completed during the second quarter.

Note 11:  Accrued Liabilities

                                                        March 31,    Dec. 30,
Dollar amounts in millions                                2002        2001
                                                        ---------   ---------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                           $     482   $     419
Taxes - Social Security and real and personal property         56          58
Product warranties                                             39          39
Interest                                                      131         128
Other                                                         469         398
                                                        ---------   ---------
                                                        $   1,177   $   1,042
                                                        =========   =========

Weyerhaeuser Company
-18-
Note 12:  Short-Term Debt

Lines of Credit

The company had short-term bank credit lines of $1.3 billion and $925 million at March 31, 2002, and December 30, 2001, respectively. Both the company and Weyerhaeuser Real Estate Company (WRECO) can borrow against each facility.
WRECO has access to $600 million of the $1.3 billion facility and had available to it all of the $925 million facility. As of March 31, 2002, the company had borrowed $200 million against this facility. WRECO had no borrowings against the facility as of March 31, 2002. No portion of the $925 million line had been availed of by the company or WRECO at December 30, 2001. None of the entities referred to above is a guarantor of the borrowing of the other.

In addition, the company had short-term bank credit lines that provided for the borrowings of up to $300 million at December 30, 2001. This facility was canceled during the first quarter of 2002. No portion of this line had been availed of by the company.

As of December 30, 2001, the company's lines of credit included a five-year revolving credit facility agreement entered into in 1997 with a group of banks that provided for borrowings of up to the total amount of $400 million, all of which was available to the company. The agreement was scheduled to expire in November 2002 and was canceled during the first quarter of 2002. No portion of this line had been availed of by the company as of December 30, 2001.

Note 13:  Long-Term Debt

During the first quarter of 2002, the company issued $5.5 billion of notes payable to fund the acquisition of Willamette (see Note 20: Acquisition). The notes bear interest at rates ranging from LIBOR plus 1.125%
(variable) to 7.375% (fixed) and mature from 2003 to 2032.

Lines of Credit

The company's lines of credit include a five-year revolving credit facility agreement entered into in 2002 with a group of banks that provides for borrowings of up to the total amount of $1.3 billion, all of which is available to the company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks. As of March 31, 2002, the company had borrowed $1.3 billion against this facility.

To the extent that any credit commitment expires more than one year after the balance sheet date and is unused, an equal amount of commercial paper is classifiable as long-term debt. No amounts were reclassified as long-term debt as of March 31, 2002, or December 30, 2001.

The company's compensating balance agreements were not significant.

Note 14:  Shareholders' Interest

Common Shares

A reconciliation of common share activity for the periods ending March 31, 2002, and December 30, 2001, is as follows:

                                                        March 31,    Dec. 30,
In thousands                                              2002        2001
                                                        ---------   ---------
Shares outstanding at beginning of year                 216,574     213,898
Retraction of exchangeable shares                           893       2,026
Stock options exercised                                     960         650
                                                        ---------   ---------
Shares outstanding at end of period                     218,427     216,574
                                                        =========   =========

Weyerhaeuser Company
-19-
Exchangeable Shares

Exchangeable Shares issued by Weyerhaeuser Company Ltd., a wholly owned Canadian subsidiary of the company, are, as nearly as practicable, the economic equivalent of the company's common shares; i.e., they have the following rights:

.. The right to exchange such shares for Weyerhaeuser common shares on a one-to-one basis.

.. The right to receive dividends, on a per-share basis, in amounts that are the same as, and are payable at the same time as, dividends declared on Weyerhaeuser common shares.

.. The right to vote at all shareholder meetings at which Weyerhaeuser shareholders are entitled to vote on the basis of one vote per Exchangeable Share.

.. The right to participate upon a Weyerhaeuser liquidation event on a pro-rata basis with the holders of Weyerhaeuser common shares in the distribution of assets of Weyerhaeuser.

A reconciliation of Exchangeable Share activity for the periods ending March 31, 2002, and December 30, 2001, is as follows:

                                                        March 31,    Dec. 30,
In thousands                                              2002        2001
                                                        ---------   ---------
Shares outstanding at beginning of year                 3,289       5,315
Retractions                                              (893)     (2,026)
                                                        ---------   ---------
Shares outstanding at end of period                     2,396       3,289
                                                        =========   =========


Cumulative Other Comprehensive Income (Expense)

The company's cumulative other comprehensive income (expense) includes:

                                                        March 31,    Dec. 30,
Dollar amounts in millions                                2002        2001
                                                        ---------   ---------
Foreign currency translation adjustments                $   (304)   $   (306)
Minimum pension liability adjustment                         (43)        (43)
Cash flow hedge fair value adjustments                         5           4
                                                        ---------   ---------
                                                        $   (342)   $   (345)
                                                        =========   =========

Note 15:  Support Alignment Costs

In late 1999, the company announced an initiative to streamline and improve delivery of internal support services that is expected to result in $150 million to $200 million in annual savings. The company began implementation of these plans during 2000, a process that is expected to be completed during 2004.

In the first quarter of 2002, the company incurred $4 million of pretax charges related to the support alignment initiative. In the first quarter of 2001, the company incurred $45 million of pretax charges related to the support alignment initiative. These costs included $41 million recognized in conjunction with the company's decision to outsource certain information technology services, $20 million of which related to the impairment of information technology assets sold for $10 million to the outsourcer and $21 million of additional costs such as retention bonuses, severance and other transition costs. Additional support alignment spending in 2002 and 2001 consists of one-time costs representing severance, relocation and outplacement costs as we create new regional centers that deliver support services.

Weyerhaeuser Company
-20-

Note 16:  Charges for Integration of Facilities

In the first quarter of 2002, the company incurred $2 million of pretax charges related to the transition and integration of activities in connection with the Willamette acquisition.

In the first quarter of 2001, the company incurred $9 million of pretax charges related to the transition and integration of activities in connection with the MacMillan Bloedel and Trus Joist acquisitions. These charges included one-time transition costs such as severance and relocation.

Note 17:  Charges for Closure of Facilities

In the first quarter of 2002, the company incurred $27 million of pretax charges associated with the announced closures of an oriented strand board facility and two packaging facilities. These charges include $10 million for asset impairments, $5 million for the impairment of goodwill associated with the closed facilities and $12 million of severance and other closure costs.

Note 18:  Extraordinary Loss on Early Extinguishment of Debt

In February 2002, the company issued bridge financing in connection with the Willamette acquisition (see Note 20: Acquisition). Fees related to the commitments on financing that had been secured for the acquisition were recorded as deferred finance costs. In March 2002, the company replaced the bridge financing with $5.5 billion of notes payable (see Note 13: Long-Term Debt).
The unamortized portion of the deferred costs associated with the bridge financing was written off as an extraordinary loss on the early extinguishment of debt in the first quarter of 2002. Total deferred costs written off were $35 million. The tax benefit associated with the write-off was $12 million.

Note 19:  Commitments and Contingencies

The company's capital expenditures, excluding acquisitions and real estate and related assets, were $683 million in 2001, and are expected to be approximately $1.2 billion in 2002; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

Following the expiration of a five-year agreement between the United States and Canada, on April 2, 2001, the Coalition for Fair Lumber Imports (Coalition) filed a petition with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada is being subsidized by Canada and that imports from Canada are being "dumped" into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and antidumping tariffs be imposed on softwood lumber imported from Canada. In March 2002, the Department confirmed its preliminary finding of August 2001 that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage and established a final CVD rate of 18.79% as corrected for ministerial errors (essentially confirming the 19.31% preliminary rate announced in August). However, the final determination eliminated the possible 90-day retroactive duties the preliminary finding had mandated, and the company reversed its $18 million accrual for the retroactive portion of the CVD during the first quarter of 2002. On May 2, 2002, the ITC confirmed its ruling of May 2001 that the U.S. industry is threatened by subsidized and dumped imports. Its finding limited to threat of injury means that the CVD and antidumping duties will only be collected for the period beginning with the publication of its final order, which is expected to take place in mid-May 2002. In the antidumping portion of the case, the Department had chosen Weyerhaeuser and five Canadian companies to provide data for the antidumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that the company had engaged in dumping and set a preliminary "dumping margin" for the company of 11.93%.
In the final determination, as corrected by the Department for ministerial errors, the company's rate was set at 12.34%. As of the end of the first quarter of 2002, the company's accrual for the CVD and antidumping liability was $42 million. With the finding of the ITC of threat of injury, as opposed to actual injury, the company expects that this amount will be reversed on the company books during the second quarter. Approximately one year following the publication of the final order and annually thereafter for a total of five years, the Department will conduct reviews to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and antidumping orders would be automatically reviewed in a "sunset" proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company has filed a notice of appeal under the North American Free Trade Agreement and requested that a panel be convened to review the imposition of the antidumping duty. The federal and provincial governments in Canada have filed and are expected to file notices of appeal with respect to the Department's and ITC's CVD findings. It is difficult to predict the net effect these duties would have on the company because the company produces softwood lumber in both the United States and Canada. The company believes that the controversy has created some volatility and uncertainty in the marketplace but has not had a material adverse effect on our

Weyerhaeuser Company
-21-

results of operations. There can be no assurance, however, that if a permanent CVD or antidumping duty is imposed and continues for an extended period of time, it will not have a material adverse effect on the company's results of operations in the future.

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

Note 20:  Acquisition

Willamette Industries, Inc.

On March 14, 2002, the company completed a merger of Willamette and Company Holdings, Inc. ("CHI"), a wholly-owned subsidiary of the company, pursuant to which Willamette became a wholly-owned subsidiary of the company. The total purchase price, including assumed debt of $1.8 billion, was $7.9 billion. Willamette is an integrated forest products company that produces building materials, composite wood panels, fine paper, office paper products, corrugated packaging and grocery bags in over 100 plants located in the United States, Europe and Mexico, and owns 1.7 million acres of forestlands in the United States. The company believes these assets fit well with and enhance the company's capabilities in a number of its core product markets. The acquisition creates a larger company that is a leading producer in its major product lines and is better able to meet the needs of its customers.
The company believes the acquisition will position the company to increase shareholder value. These factors contributed to the goodwill, which is preliminarily recorded at $1.7 billion.

Pursuant to the merger agreement among the company, Willamette and CHI dated January 28, 2002, CHI filed a tender offer for all of the outstanding shares of common stock of Willamette at a purchase price of $55.50 per share. On February 11, 2002, CHI accepted for payment approximately 97% of the outstanding shares of Willamette common stock and outstanding options to purchase shares of common stock, thereby acquiring a controlling interest in Willamette. On March 14, 2002, the company consummated the merger and all the remaining outstanding Willamette shares, other than those held by the company, CHI or Willamette, were converted into the right to receive $55.50 in cash. Pursuant to the merger agreement, options that were not surrendered in the tender became, as of the merger date, options to purchase company shares in an amount and at an exercise price adjusted by a conversion ratio based on $55.50 per share and the market price of a share of the company's common stock.

The company accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired company were included in the Consolidated Balance Sheet and the operating results were included in the Consolidated Statement of Earnings beginning February 11, 2002.

The purchase price, plus estimated direct transaction costs and expenses, and the deferred tax effect of applying purchase accounting at February 11, 2002, was calculated as follows:

Dollar amounts in millions

Purchase price of tender offer and stock option cash-out           $  6,162
Direct transaction costs and expenses                                    59
Deferred tax effect of applying purchase accounting                   1,331
Less:  historical net assets                                         (2,487)
                                                                   ---------
    Total excess costs                                             $  5,065
                                                                   =========

The above calculation of excess purchase price is preliminary. The company will finalize the allocation by February 11, 2003. As of March 31, 2002, the excess purchase price was allocated as follows:

Dollar amounts in millions

Property, plant and equipment                                      $   3,413
Goodwill                                                               1,652
                                                                   ---------
    Total excess costs                                             $   5,065
                                                                   =========


Property, plant and equipment are being depreciated over an average of 15 years. The cost of timber and timberlands is charged to expense as the related timber is harvested. Goodwill is not amortized, but will be assessed for impairment annually using a fair-value based approach.

Weyerhaeuser Company
-22-

The following summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of fiscal periods presented, is as follows:

Pro Forma Information (unaudited)                       Thirteen weeks ended
                                                       ----------------------
                                                        March 31,    April 1,
Dollar amounts in millions                                2002        2001
                                                       ----------  ----------

Net sales and revenues                                 $ 4,447    $ 4,650
Net earnings (loss)                                         (3)        73
Earnings per share:
    Basic and diluted                                   $   (0.01)  $   0.33

Note 21:  Business Segments

The company is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products. The company's principal business segments are timberlands (including logs, chips and timber); wood products (including softwood lumber, plywood and veneer; composite panels; oriented strand board; hardwood lumber; treated products; engineered lumber; raw materials; and building materials distribution); pulp, paper and packaging (including pulp, paper, containerboard, packaging, paperboard and recycling); and real estate and related assets.

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

Weyerhaeuser Company
-23-

An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                                        Thirteen weeks ended
                                                        ---------------------
                                                        March 31,    April 1,
Dollar amounts in millions                                2002        2001
                                                        ---------   ---------
Sales to and revenues from unaffiliated customers:
  Timberlands                                           $     188   $     271
  Wood products                                             1,712       1,380
  Pulp, paper and packaging                                 1,677       1,527
  Real estate and related assets                              396         334
  Corporate and other                                          35          41
                                                        ---------   ---------
                                                            4,008       3,553
                                                        ---------   ---------
Intersegment sales:
  Timberlands                                                 158         225
  Wood products                                                54          63
  Pulp, paper and packaging                                    51          64
  Corporate and other                                           2           4
                                                        ---------   ---------
                                                              265         356
                                                        ---------   ---------
Total sales and revenues                                    4,273       3,909
Intersegment eliminations                                    (265)       (356)
                                                        ---------   ---------
                                                        $   4,008   $   3,553
                                                        =========   =========

Approximate contribution (charge) to earnings (1):
  Timberlands                                           $     119   $     141
  Wood products                                                 9         (33)
  Pulp, paper and packaging                                    59         167
  Real estate and related assets (1)                           91          69
  Corporate and other                                         (58)        (90)
                                                        ---------   ---------
                                                              220         254

Interest expense                                             (143)        (88)
Less capitalized interest                                       4           4
                                                        ---------   ---------
Earnings before income taxes and extraordinary item            81         170
Income taxes                                                  (28)        (63)
                                                        ---------   ---------
Earnings before extraordinary item                             53         107
Extraordinary item                                            (23)         --
                                                        ---------   ---------
                                                        $      30   $     107
                                                        =========   =========

Segment information for the thirteen weeks ended March 31, 2002, includes the addition of the Willamette operations as of February 11, 2002. Total assets of the company increased from $18.3 billion as of December 30, 2001, to $28.9 billion as of March 31, 2002, primarily due to the Willamette acquisition. There were no material changes from year-end 2001 in basis of segmentation or basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $3 million in the thirteen weeks ended April 1, 2001, is included in the determination of approximate contributions to earnings and excluded from interest expense for financial services businesses.

Weyerhaeuser Company
-24-

                        WEYERHAEUSER COMPANY AND SUBSIDIARIES
                          ---------------------------------
                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

Results of Operations

Consolidated Results

Consolidated net earnings for the first quarter of 2002 were $30 million, or $0.14 basic and diluted earnings per share. This included an after-tax extraordinary charge of $23 million, or $0.10 per share, for the deferred costs associated with the bridge financing of the acquisition of Willamette.
Earnings for the quarter also include a nonrecurring after-tax charge of $17 million associated with the closure of three facilities and an after-tax benefit of $12 million from the reversal of previously accrued countervailing duties (CVD). Consolidated net earnings for the first quarter of 2001 were $107 million, or $0.49 basic and diluted earnings per share. This included an after-tax nonrecurring charge of $26 million associated with the decision to outsource certain information technology services as part of the company's program to streamline support services and a $6 million after-tax charge for amortization of goodwill. Excluding the extraordinary and nonrecurring items, 2002 first quarter earnings were $58 million, or $0.27 per share, compared with $139 million, or $0.63 per share, for the same period last year.

Consolidated net sales and revenues were $4.0 billion in the current quarter, up 13 percent from $3.6 billion for the same period last year. Sales and revenues in 2002 include the addition of Willamette sales since February 11, 2002.

Operating results for 2002 include $43 million in net pension income compared with $66 million in 2001.

Timberlands

First quarter operating earnings were $119 million, a decrease of 16 percent from $141 million reported in 2001. Sales to unaffiliated customers were $188 million, down from $271 million for the same period last year. Intersegment sales were $158 million for the quarter compared to $225 million a year ago. Earnings decreased as export log markets remained weak due to the continued sluggishness of the Japanese economy. The company expects the export log markets to remain under competitive pressure throughout the second quarter. Domestic markets, which strengthened during the first quarter, are expected to modestly improve during the second quarter due to seasonal lumber demand.

Wood Products

The wood products segment reported operating earnings of $9 million for the first quarter of 2002, compared with a loss of $33 million for the same period last year. In 2002, a $18 million pretax reversal of an accrual for the CVD associated with Canadian lumber was offset by $17 million in pretax charges associated with the permanent closure of an oriented strand board (OSB) facility in Canada. Sales were $1.7 billion, up 24 percent over sales of $1.4 billion during the same period of 2001. Prices for softwood lumber and OSB strengthened during the quarter, as demand stayed strong for both product lines. The uncertainty regarding the imposition of duties on Canadian lumber is expected to affect the softwood lumber market in the second quarter. Markets for wood products are expected to improve from first quarter levels due to seasonal factors.

Weyerhaeuser Company
-25-

Third party sales and total production volumes for the major products in the timberlands and wood products segments for the thirteen weeks ended March 31, 2002, and April 1, 2001, are as follows:

                                   Third Party Sales        Total Production
                               -----------------------   -----------------------
                                 Thirteen weeks ended     Thirteen weeks ended
                               -----------------------   -----------------------
                                March 31,     April 1,   March 31,      April 1,
Products (in millions)            2002          2001       2002           2001
------------------------------ ----------- -----------  ----------- ------------
Timberlands:
  Raw materials - cubic feet       76           140         --            --
  Logs - cubic feet                --            --        127           174
Wood Products:
  Softwood lumber - board feet  1,812         1,667      1,486         1,406
  Softwood plywood and veneer -
      square feet (3/8")          575           449        431           285
  Composite panels -
      square feet (3/4")          308           63         218           29
  Oriented strand board -
      square feet (3/8")          984           871        957           783
  Hardwood lumber - board feet    108           106        96            111
  Raw materials - cubic feet      143            87        --             --
  Logs - cubic feet                --            --       185            143

Pulp, Paper and Packaging

Operating earnings for the first quarter were $59 million, significantly below earnings of $167 million reported for the first quarter of 2001. A $10 million pretax charge for the closure of two packaging facilities, combined with lower prices for all the company's major product lines contributed to the decrease. Sales for the quarter were $1.7 billion compared with $1.5 billion for the same period last year. To balance production with market demand, the company took downtime in a number of pulp, paper and containerboard mills during the first quarter. Pulp and paper prices appeared to stabilize late in the quarter and the company expects to see some modest improvement in these prices during the second quarter. Packaging shipments are expected to improve during the second quarter, but pricing is not expected to improve.

Third party sales and total production volumes for the major products in this segment for the thirteen weeks ended March 31, 2002 and April 1, 2001, are as follows:

                                   Third Party Sales        Total Production
                               -----------------------   -----------------------
                                 Thirteen weeks ended     Thirteen weeks ended
                               -----------------------   -----------------------
                                March 31,     April 1,   March 31,      April 1,
Products (in thousands)            2002          2001       2002           2001
------------------------------ ----------- -----------  ----------- ------------
  Pulp - air-dry metric tons       563           480        764           549
  Paper - tons                     594           393        721           400
  Paperboard - tons                 53            60         63            52
  Containerboard - tons            248           218      1,250           875
  Packaging - MSF               15,356        12,690     16,281        13,355
  Recycling - tons                 604           826      1,258         1,192

Real Estate and Related Assets

First quarter operating earnings of $91 million exceeded last year's earnings of $69 million by 32 percent. Sales and revenues were $396 million, up 19 percent from $334 million a year ago. Improved results are attributed to increased closings across all markets, a result of increased product offerings as well as favorable winter weather. Second quarter earnings are expected to be lower because of fewer closings of homes and residential lots.

Weyerhaeuser Company
-26-

Costs and Expenses

Weyerhaeuser's first quarter costs and expenses were $3.5 billion compared to $3.1 billion in the same quarter last year. Included in Weyerhaeuser's 2002 costs are nonrecurring pretax charges of $27 million associated with the closure of three facilities, $4 million for costs related to support alignment and $2 million in costs related to the integration of the Willamette acquisition. Included in Weyerhaeuser's 2001 costs are nonrecurring pretax charges of $45 million in support alignment costs and $9 million in integration costs related to the MacMillan Bloedel and Trus Joist acquisitions. Also included in 2001 costs is $10 million of pretax amortization of goodwill. Excluding these nonrecurring charges, 2002 costs and expenses were $3.5 billion, 15 percent above the prior year amount of $3.0 billion. This increase reflects the addition of Willamette operations since February 11, 2002. The 2002 closure charges include $10 million for asset impairments, $5 million for the impairment of goodwill associated with the closed facilities and $12 million of severance and other closure costs. The 2001 support alignment costs included $41 million recognized in conjunction with the company's decision to outsource certain information technology services, $20 million of which related to the impairment of information technology assets that were disposed of. Weyerhaeuser's costs of products sold, as a percentage of sales, was 79 percent for the current quarter compared to 77 percent in the 2001 first quarter.

The increase in real estate and related assets segment's costs and expenses can be attributed to increased sales volumes over the same period last year.

Other operating costs, net, is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. There were no significant individual items in the first quarter of 2002 or 2001.

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

The important elements of the policy governing the company's capital structure are as follows:

.. To view separately the capital structures of Weyerhaeuser Company and Weyerhaeuser Real Estate Company and related subsidiaries, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

.. The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Consolidated net cash used for operations in the first quarter of 2002 was $75 million, down $80 million, or 52 percent, from $155 million used during the same quarter last year. Net cash from operations before changes in working capital of $329 million in 2002 was $63 million, or 24 percent, greater than $266 million provided in 2001. Cash provided by net earnings of $30 million in 2002 was net of noncash charges of $266 million for depreciation and fee stumpage, $27 million for closure of facilities and $35 million for the write-off of deferred finance costs associated with bridge financing related to the Willamette acquisition. This was partially offset by noncash credits of $36 million for pension and postretirement benefits. 2001 cash provided by net earnings of $107 million was net of noncash charges of $212 million for depreciation, amortization and fee stumpage, $28 million in deferred taxes and $20 million for an asset impairment charge. This was partially offset by noncash credits of $62 million for pension and postretirement benefits and $29 million of equity in earnings of affiliates.

Cash required for working capital by Weyerhaeuser was $387 million in the first quarter of 2002, an increase of $82 million, or 27 percent, over $305 million for the same period a year ago. Requirements for 2002 included $156 million for increases in receivables, $201 million for increases in inventories and prepaid expenses and $30 million for reductions in accounts payable and accrued liabilities. Inventory increased across all product lines, but excluding the inventories acquired from Willamette, the remaining increase was primarily in wood products. The inventory turnover rate increased to 9.1 turns in the first quarter of 2002 from 8.7 turns in the first quarter of 2001. Cash required by real estate and related assets for working capital in the amount of $17 million was 85 percent below $116 required for the same period in 2001. Current period

Weyerhaeuser Company
-27-

cash outflows for working capital included $63 million for the acquisition and development of land and residential lots for development in excess of products sold, partially offset by $40 million in increases in accounts payable and accrued liabilities.

Earnings before interest expense and income taxes plus net noncash charges for the principal business segments were:

.. Timberlands - $135 million, a decrease of $20 million from $155 million in 2001. Operating earnings for this segment were $22 million lower than last year, while noncash charges and pension credits remained comparable.

.. Wood products - $75 million, an increase of $69 million over $6 million in 2001. Operating earnings increased $42 million over the same period last year while noncash charges for depreciation and amortization and facility closures increased by $18 million and noncash pension credits decreased by $9 million.

.. Pulp, paper and packaging - $202 million in the current quarter, down $44 million from $246 million a year ago. The $108 million decline in operating earnings included a $44 million increase in depreciation and amortization, $10 million of noncash closure charges and a $10 million increase in noncash pension credits.

Investing

Capital expenditures for the first quarter, excluding acquisitions and real estate and related assets, were $170 million in 2002 compared to $189 million in 2001. Current year capital spending by segment was $14 million for timberlands, $58 million for wood products, $91 million for pulp, paper and packaging and $7 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions and real estate and related assets, to approximate $1.2 billion for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

During the first quarter of 2002, the company expended $6.1 billion, net of cash acquired, to purchase the tendered shares of Willamette and cash out stock options of certain Willamette management personnel.

Cash provided by investments in equity affiliates for real estate and related assets in 2001 reflects distributions from equity investments that were liquidated by the company during the first quarter of 2001.

Financing

During the quarter, Weyerhaeuser increased its interest-bearing debt by $8.3 billion, primarily due to funding the acquisition of Willamette. Proceeds from new borrowings, net of debt issue costs, including both the initial acquisition funding and the subsequent replacement of the bridge financing, totaled $13.0 billion in the first quarter of 2002. Repayments of long-term debt, including the bridge funding, totaled $6.6 billion, for a net increase in new borrowings of $6.4 billion. The company also assumed approximately $1.8 billion of Willamette debt. The company's debt to total capital ratio at the end of the first quarter of 2002 was 57 percent, up from 38 percent at the end of 2001 and 36 percent at the end of the 2001 first quarter. The company's goal is to pay down the additional debt using cash flow from operations and to return to our historic debt levels within three to five years.

The real estate and related assets segment reduced third party debt by $120 million. This reflects a $96 million reduction in notes and commercial paper borrowings and $24 million of debt repayments.

During the first quarter, the company paid $88 million in cash dividends compared to $87 million in cash dividends paid during the 2001 first quarter. The company also received $46 million in cash proceeds from the exercise of stock options during the first quarter of 2002.

Environmental Matters

The company has established reserves for remediation costs on all of the approximately 73 active sites across its operations as of the end of first quarter 2002 in the aggregate amount of $43 million, down from $45 million at the end of 2001. This decrease reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company accrued $(4) million of remediation costs into this reserve in the first three months of 2001. The company incurred remediation costs of $2 million in both 2002 and 2001, and charged these costs against the reserve.

Weyerhaeuser Company
-28-

Legal Proceedings

The company announced in June 2000, it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a pretax charge of $130 million to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002, and is now binding on all parties.

The company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million in the third quarter of 2001. Claims and related costs in the amount of $2 million and $8 million were paid in the first three months of 2002 and 2001, respectively, and were charged against the reserve.

The company negotiated settlements with its insurance carriers for recovery of certain costs related to these claims. As of March 31, 2002, the company has either received or accrued $51 million in recoveries from its insurance carriers.

Support Alignment

In late 1999, the company announced an initiative to streamline and improve delivery of internal support services that is expected to result in $150 million to $200 million in annual savings. The company began implementation of these plans during 2000, a process that is expected to be completed during 2004. To date, the company has captured $108 million in savings while incurring $86 million of cumulative, one-time costs, such as severance, relocation and outsourcing. In the first quarter of 2002, the company incurred $4 million of pretax charges related to the support alignment initiative. In the first quarter of 2001, the company incurred $45 million of pretax charges related to the support alignment initiative, which included $41 million recognized in conjunction with the company's decision to outsource certain information technology services.

Contingencies

Following the expiration of a five-year agreement between the United States and Canada, on April 2, 2001, the Coalition for Fair Lumber Imports (Coalition) filed a petition with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada is being subsidized by Canada and that imports from Canada are being "dumped" into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and antidumping tariffs be imposed on softwood lumber imported from Canada. In March 2002, the Department confirmed its preliminary finding of August 2001 that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage and established a final CVD rate of 18.79% as corrected for ministerial errors (essentially confirming the 19.31% preliminary rate announced in August). However, the final determination eliminated the possible 90-day retroactive duties the preliminary finding had mandated, and the company reversed its $18 million accrual for the retroactive portion of the CVD during the first quarter of 2002. On May 2, 2002, the ITC confirmed its ruling of May 2001 that the U.S. industry is threatened by subsidized and dumped imports. Its finding limited to threat of injury means that the CVD and antidumping duties will only be collected for the period beginning with the publication of its final order, which is expected to take place in mid-May 2002. In the antidumping portion of the case, the Department had chosen Weyerhaeuser and five Canadian companies to provide data for the antidumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that the company had engaged in dumping and set a preliminary "dumping margin" for the company of 11.93%. In the final determination, as corrected by the Department for ministerial errors, the company's rate was set at 12.34%. As of the end of the first quarter of 2002, the company's accrual for the CVD and antidumping liability was $42 million. With the finding of the ITC of threat of injury, as opposed to actual injury, the company expects that this amount will be reversed on the company books during the second quarter. Approximately one year following the publication of the final order and annually thereafter for a total of five years, the Department will conduct reviews to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and antidumping orders would be automatically reviewed in a "sunset" proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company has filed a notice of appeal under the North American Free Trade Agreement and requested that a panel be convened to review the imposition of the antidumping duty. The federal and provincial governments in Canada have filed and are expected to file notices of appeal with respect to the Department's and ITC's CVD findings. It is difficult to predict the net effect these duties would have on the company because the company produces softwood lumber in both the United States and Canada. The company believes that the controversy has created some volatility and uncertainty in the marketplace but has not had a material adverse effect on our results of operations. There can be no assurance, however, that if a permanent CVD or antidumping duty is imposed and continues for an extended period of time, it will not have a material adverse effect on the company's results of operations in the future.

Weyerhaeuser Company
-29-

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

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activities, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company also utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange and commodity price risks. For those limited number of contracts that are considered derivative instruments, the company has formally designated most as hedges of specific and well-defined risks. These contracts include:

.. Foreign currency futures contracts entered into in conjunction with the company's agreement to purchase equipment in a foreign denominated currency.
The objective of the contracts, which have been designated as fair value hedges, is to fix the company's U.S. dollar cost of the equipment purchased in EUROs.
At March 31, 2002, the company had a long position in EUROs, with both a fair value and a notional amount of $1 million. The contracts expire monthly through August 2002.

.. Foreign exchange contracts, which the company has designated as cash flow hedges, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. These contracts generate gains or losses that are recorded in other comprehensive income until the contracts' respective settlement dates, at which time they are reclassified into earnings. At March 31, 2002, the company had a long position in Canadian dollars, with a fair value of $5 million and a corresponding notional amount of $6 million. The contracts expire monthly through June 2003. At March 31, 2002, the company also had a long position in Norwegian krones, with both a fair value and a notional amount of $3 million.

.. Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The swap, which was acquired from Cedar River Paper Company, cannot be designated as a hedge under Statement 133; however, it fixes $50 million of the company's variable rate tax-exempt bond exposure. At March 31, 2002, the swap, which matures December 2003, had a notional amount of $50 million and a fair value representing a loss of $1 million. The fair value amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

.. Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating return based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to short-term investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. At March 31, 2002, the company had one swap with a maturity date of December 31, 2003, and a notional amount of $145 million. Both parties have the right to terminate this swap with short notice. The fair value of the swap approximates zero as of March 31, 2002.

.. Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for
selected business units.   The company's commodity futures positions are marked
to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company's financial position, results of operations or cash flows. These futures contracts settle daily, and as a result, the company's net position as of March 31, 2002, was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations.

Weyerhaeuser Company
-30-

Part II.  Other Information

Item 1.  Legal Proceedings

The company entered into a class action settlement of hardboard siding claims against the company that was approved by the Superior Court, San Francisco County, California, in December 2000. The settlement class consists of all persons who own or owned structures in the United States on which the company's hardboard siding had been installed from January 1, 1981, through December 31, 1999. An appeal from the settlement was denied and the settlement is now considered final and binding. The company has established reserves to cover the estimated cost of the settlement and related costs. At the end of the first quarter of 2002, the company is a defendant in 20 cases involving primarily multi-family structures and residential developments. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California.

In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. In September 2001, the court certified both classes. The 3rd Circuit Court of Appeals has accepted review of the decision to certify the classes and oral argument is expected to be heard in June 2002.

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

Following the expiration of a five-year agreement between the United States and Canada, on April 2, 2001, the Coalition for Fair Lumber Imports (Coalition) filed a petition with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada is being subsidized by Canada and that imports from Canada are being "dumped" into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and antidumping tariffs be imposed on softwood lumber imported from Canada. In March 2002, the Department confirmed its preliminary finding of August 2001 that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage and established a final CVD rate of 18.79% as corrected for ministerial errors (essentially confirming the 19.31% preliminary rate announced in August). However, the final determination eliminated the possible 90-day retroactive duties the preliminary finding had mandated, and the company reversed its $18 million accrual for the retroactive portion of the CVD during the first quarter of 2002. On May 2, 2002, the ITC confirmed its ruling of May 2001 that the U.S. industry is threatened by subsidized and dumped imports. Its finding limited to threat of injury means that the CVD and antidumping duties will only be collected for the period beginning with the publication of its final order which is expected to take place in mid-May 2002. In the antidumping portion of the case, the Department had chosen Weyerhaeuser and five Canadian companies to provide data for the antidumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that the company had engaged in dumping and set a preliminary "dumping margin" for the company of 11.93%. In the final determination, as corrected by the Department for ministerial errors, the company's rate was set at 12.34%. As of the end of the first quarter of 2002, the company's accrual for the CVD and antidumping liability was $42 million. With the ITC finding a threat of injury, as opposed to actual injury, the company expects that this amount will be reversed on the company books during the second quarter. Approximately one year following the publication of the final order and annually thereafter for a total of five years, the Department will conduct reviews to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and antidumping orders would be automatically reviewed in a

Weyerhaeuser Company
-31-

"sunset" proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company has filed a notice of appeal under the North American Free Trade Agreement and requested that a panel be convened to review the imposition of the antidumping duty. The federal and provincial governments in Canada have filed and are expected to file notices of appeal with respect to the Department's and ITC's CVD findings. It is difficult to predict the net effect these duties would have on the company because the company produces softwood lumber in both the United States and Canada. The company believes that the controversy has created some volatility and uncertainty in the marketplace but has not had a material adverse effect on our results of operations. There can be no assurance, however, that if a permanent CVD or antidumping duty is imposed and continues for an extended period of time, it will not have a material adverse effect on the company's results of operations in the future.

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

Item 2.  Changes in Securities

(c) In March 2002, the company issued $5.5 billion of long-term debt, including $500 million of floating rate notes due September 15, 2003; $1.0 billion of 5.5% notes due March 15, 2005; $1.0 billion of 6.125% notes due March 15, 2007; $1.75 billion of 6.75% notes due March 15, 2012; and $1.25 billion of 7.375% debentures due March 15, 2032. The notes were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended; to a limited number of institutional accredited investors as defined in Rule 501 under the Securities Act and outside the United States in compliance with Regulation S of the Securities Act of 1933, as amended. The initial purchaser of the securities were Morgan Stanley & Co. Incorporated; J.P. Morgan Securities, Inc.; Deutsche Banc Alex. Brown Inc.; Tokyo-Mitsubishi International Plc; Banc of America Securities LLC; Salomon Smith Barney Inc.; and Scotia Capital (USA) Inc. The proceeds from the sale of the securities were used to repay indebtedness incurred in connection with the Willamette acquisition.

Item 3.  Defaults upon Senior Securities                          not applicable

Item 4.  Submission of Matters to a Vote of Security Holders      not applicable

Item 5.  Other Information                                        not applicable

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         None

         Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 24, January 29,
February 26, March 28, April 1, April 19, and April 25, 2002, and on Form 8-K/A dated February 28, 2002, reporting information under Item 2, Acquisition or Disposition of Assets; Item 4, Changes in Registrant's Certifying Accountant;
Item 5, Other Events; and Item 7, Financial Statements and Exhibits.

Weyerhaeuser Company
-32-

EXHIBITS INDEX
--------------

Exhibits:

None

</END OF DOCUMENT>