Form 10-Q
period 2002-06-30
WEYERHAEUSER CO
filed 2002-08-14
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549
                                FORM 10-Q


      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the twenty-six weeks ended June 30, 2002, or

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
The number of shares outstanding of the registrant's class of common stock, as of August 2, 2002, was 218,947,009 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                         WEYERHAEUSER COMPANY AND SUBSIDIARIES

                             Index to Form 10-Q Filing
                   For the twenty-six weeks ended June 30, 2002

                                                               Page No.
                                                               --------
Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Statement of Earnings                     3
         Consolidated Balance Sheet                             4-5
         Consolidated Statement of Cash Flows                   6-7
         Notes to Financial Statements                          8-25

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          26-34

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                      34-35

Part II. Other Information

Item 1.  Legal Proceedings                                      36
Item 2.  Changes in Securities                                  37
Item 3.  Defaults upon Senior Securities                        (not applicable)
Item 4.  Submission of Matters to a Vote of Security Holders    37-38
Item 5.  Other Information                                      (not applicable)
Item 6.  Exhibits and Reports on Form 8-K                       38

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 30, 2001. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated.
The results of operations for the twenty-six week period ending June 30, 2002, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        WEYERHAEUSER COMPANY

                                     By /s/  Steven J. Hillyard
                                        --------------------------
                                         Steven J. Hillyard
                                         Duly Authorized Officer and
                                         Principal Accounting Officer

August 14, 2002

Weyerhaeuser Company
-3-
                         WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ---------------------------
                          CONSOLIDATED STATEMENT OF EARNINGS
                For the periods ended June 30, 2002 and July 1, 2001
         (Dollar amounts in millions except as noted and per-share data)
                                     (Unaudited)

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
                                     2002         2001       2002        2001
                                    --------    --------    --------   --------
Net sales and revenues:
 Weyerhaeuser                       $ 4,528      $ 3,471     $ 8,140    $ 6,690
 Real estate and related assets         421          371         817        705
                                    --------    --------    --------   --------
Total net sales and revenues          4,949        3,842       8,957      7,395
                                    --------    --------    --------   --------
Costs and expenses:
 Weyerhaeuser:
  Costs of products sold              3,546        2,644       6,394      5,136
  Depreciation, amortization
    and fee stumpage                    311          214         575        425
  Selling expenses                      116          100         219        191
  General and administrative expenses   231          182         417        353
  Research and development expenses      13           14          25         27
  Taxes other than payroll
    and income taxes                     53           38          91         75
  Other operating costs, net (Note 6)   (27)          21         (23)        53
  Charges for integration of
    facilities (Note 15)                 23           10          25         19
  Charges for closure of
    facilities (Note 16)                 28           --          55         --
                                     --------    --------    --------   --------
                                      4,294        3,223       7,778      6,279
                                     --------    --------    --------   --------
 Real estate and related assets:
  Costs and operating expenses          317          280         608        523
  Depreciation and amortization           1            2           3          3
  Selling expenses                       24           19          45         38
  General and administrative expenses    11           13          21         26
  Taxes other than payroll
    and income taxes                      1            1           2          3
  Other operating costs, net (Note 6)     2           (1)         (6)        (2)
                                     --------    --------    --------   --------
                                        356          314         673        591
                                     --------    --------    --------   --------
Total costs and expenses              4,650        3,537       8,451      6,870
                                     --------    --------    --------   --------
Operating income                        299          305         506        525

Interest expense and other:
 Weyerhaeuser:
  Interest expense incurred            (222)         (87)       (365)      (175)
  Less interest capitalized              16            6          20         10
  Equity in income (loss) of
    affiliates (Note 5)                  (2)          15          (6)        30
  Interest income and other               6            4          11         10
 Real estate and related assets:
  Interest expense incurred             (13)         (18)        (26)       (37)
  Less interest capitalized              13           17          26         33
  Equity in income of
    unconsolidated entities (Note 5)      6            3          12         17
  Interest income and other               8            3          14          5
                                     --------    --------    --------   --------
Earnings before income taxes and
  extraordinary item                    111          248         192        418
Income taxes (Note 7)                   (39)         (77)        (67)      (140)
                                     --------    --------    --------   --------
Earnings before extraordinary item       72          171         125        278
Extraordinary item, net of
  tax benefit of $12 (Note 17)           --           --         (23)        --
                                     --------    --------    --------   --------
Net earnings                         $   72      $   171     $   102    $   278
                                     ========    ========    ========   ========

Basic and diluted net earnings per share (Note 2):
 Before extraordinary item           $ 0.32      $  0.78     $  0.56    $  1.27
 Extraordinary item (Note 17)            --           --       (0.10)        --
                                    --------    --------    --------   --------
 Basic and diluted net earnings      $ 0.32      $  0.78     $  0.46    $  1.27
                                    ========    ========    ========   ========
Dividends paid per share             $ 0.40      $  0.40     $  0.80    $  0.80
                                    ========    ========    ========   ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-4-

                            WEYERHAEUSER COMPANY AND SUBSIDIARIES
                               ------------------------------
                                 CONSOLIDATED BALANCE SHEET
                            June 30, 2002 and December 30, 2001
                                (Dollar amounts in millions)
                                        (Unaudited)

                                                            June 30,    Dec. 30,
                                                              2002        2001
                                                            --------    --------
Assets
------

Weyerhaeuser
  Current assets:
    Cash and cash equivalents (Note 1)                       $   141    $    202
    Receivables, less allowances                               1,649       1,024
    Inventories (Note 8)                                       2,012       1,428
    Prepaid expenses                                             550         407
                                                            --------    --------
       Total current assets                                    4,352       3,061

  Property and equipment (Note 9)                             12,362       8,309
  Construction in progress                                     1,360         428
  Timber and timberlands at cost,
    less fee stumpage charged to disposals                     4,472       1,789
  Investments in and advances to equity affiliates (Note 5)      547         541
  Goodwill (Note 10)                                           2,778       1,095
  Deferred pension and other assets                            1,239       1,053
                                                            --------    --------
                                                              27,110      16,276
                                                            --------    --------
Real estate and related assets
  Cash and cash equivalents                                        8           2
  Receivables, less discounts and allowances                      71          71
  Mortgage-related financial instruments,
     less discounts and allowances                                23          62
  Real estate in process of development and for sale             716         689
  Land being processed for development                         1,060         958
  Investments in unconsolidated entities,
     less reserves (Note 5)                                       51          60
  Other assets                                                   171         175
                                                            --------    --------
                                                               2,100       2,017
                                                            --------    --------
        Total assets                                        $ 29,210    $ 18,293
                                                            ========    ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-5-


                                                            June 30,    Dec. 30,
                                                              2002        2001
                                                            --------    --------
Liabilities and shareholders' interest
Weyerhaeuser
  Current liabilities:
    Notes payable and commercial paper (Note 12)            $    110    $      4
    Current maturities of long-term debt (Note 13)               368           8
    Accounts payable (Note 1)                                  1,125         809
    Accrued liabilities (Note 11)                              1,320       1,042
                                                            --------    --------
        Total current liabilities                              2,923       1,863

  Long-term debt (Note 13)                                    12,779       5,095
  Deferred income taxes (Note 7)                               4,389       2,377
  Deferred pension, other postretirement benefits
    and other liabilities                                        937         877
  Commitments and contingencies (Note 18)
                                                            --------    --------
                                                              21,028      10,212
                                                            --------    --------
Real estate and related assets
  Notes payable and commercial paper (Note 12)                   357         358
  Long-term debt (Note 13)                                       576         620
  Other liabilities                                              467         408
  Commitments and contingencies (Note 18)
                                                            --------    --------
                                                               1,400       1,386
                                                            --------    --------
            Total liabilities                                 22,428      11,598
                                                            --------    --------
Shareholders' interest (Note 14)
  Common shares:  $1.25 par value; authorized
    400,000,000 shares; issued and outstanding:
    218,925,699 and 216,573,822                                  273        271
  Exchangeable shares: no par value;
    unlimited shares authorized; issued and held by
    nonaffiliates: 2,314,558 and 3,289,259                       158        224
  Other capital                                                2,825      2,693
  Retained earnings                                            3,778      3,852
Cumulative other comprehensive expense                          (252)      (345)
                                                            --------    --------
            Total shareholders' interest                       6,782      6,695
                                                            --------    --------
            Total liabilities and shareholders' interest    $ 29,210    $ 18,293
                                                            ========    ========

Weyerhaeuser Company
-6-
                         WEYERHAEUSER COMPANY AND SUBSIDIARIES
                              ---------------------------
                          CONSOLIDATED STATEMENT OF CASH FLOWS
        For the twenty-six week periods ended June 30, 2002 and July 1, 2001
                              (Dollar amounts in millions)
                                     (Unaudited)

                                                               Consolidated
                                                            -------------------
                                                            June 30,   July 1,
                                                              2002       2001
                                                            --------   --------
Cash flows from operations:
 Net earnings                                               $    102   $   278
 Noncash charges (credits) to income:
   Depreciation, amortization and fee stumpage                   578        428
   Deferred income taxes, net                                     33         72
   Pension and other postretirement benefits                     (40)      (110)
   Equity in income of affiliates and unconsolidated entities     (6)       (47)
   Countervailing duties and antidumping penalties (Note 18)     (47)        --
   Charges for integration of facilities (Note 15)                25         19
   Charges for closure of facilities (Note 16)                    55         --
   Charge for impairment of long-lived assets (Note 6)            --         20
   Extraordinary loss on early extinguishment of debt (Note 17)   35         --
 Decrease (increase) in working capital, net of acquisitions:
   Receivables                                                  (207)        22
   Inventories, real estate and land                            (177)      (131)
   Prepaid expenses                                             (116)       (30)
   Mortgage-related financial instruments                          7          1
   Accounts payable and accrued liabilities                      173       (157)
 (Gain) loss on disposition of assets                             (2)         8
 Other                                                           (84)       (79)
                                                             --------   --------
Net cash from operations                                         329        294
                                                             --------   --------
Cash flows from investing activities:
  Property and equipment                                        (446)      (353)
  Timberlands reforestation                                      (20)       (16)
  Acquisition of timberlands                                     (33)       (37)
  Acquisition of businesses and facilities,
    net of cash acquired (Note 19)                            (6,119)        --
  Net distributions from (investments in) equity affiliates       13        135
  Proceeds from sale of:
    Property and equipment                                        38         21
    Mortgage-related financial instruments                        34          5
  Intercompany advances                                           --         --
  Other                                                          (20)       (35)
                                                             --------   --------
Net cash from investing activities                            (6,553)      (280)
                                                             --------   --------
Cash flows from financing activities:
  Issuances of debt                                            13,101       400
  Notes and commercial paper borrowings, net                     (120)     (190)
  Cash dividends                                                 (177)     (175)
  Intercompany cash dividends                                      --        --
  Payments on debt                                             (6,734)     (138)
  Exercise of stock options                                        66        24
  Other                                                            33        13
                                                             --------   --------
Net cash from financing activities                              6,169       (66)
                                                             --------   --------
Net change in cash and cash equivalents                           (55)      (52)
Cash and cash equivalents at beginning of period                  204       123
                                                             --------   --------
Cash and cash equivalents at end of period                   $    149   $    71
                                                             ========   ========
Cash paid (received) during the period for:
  Interest, net of amount capitalized                        $    216   $   191
                                                             ========   ========
  Income taxes                                               $     11   $    36
                                                             ========   ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company
-7-

         Weyerhaeuser        Real Estate and Related Assets
     -------------------    ------------------------------
      June 30,    July 1,       June 30,    July 1,
       2002       2001           2002        2001
     -------     -------        -------     -------

     $    (8)    $   195        $   110     $    83

         575         425              3           3
          27          65              6           7
         (39)       (107)            (1)         (3)
           6         (30)           (12)        (17)
         (47)         --             --          --
          25          19             --          --
          55          --             --          --
          --          20             --          --
          35          --             --          --

        (206)         28             (1)         (6)
         (74)        (68)          (103)        (63)
        (109)        (32)            (7)          2
          --          --              7           1
         115        (119)            58         (38)
          (1)          8             (1)         --
         (65)        (43)           (19)        (36)
      -------     -------        -------     -------
         289         361             40         (67)
      -------     -------        -------     -------

        (446)       (352)            --          (1)
         (20)        (16)            --          --
         (33)        (37)            --          --

      (6,119)         --             --          --
          (6)        (25)            19         160

          38          21             --          --
          --          --             34           5
          41           8            (41)         (8)
         (18)        (32)            (2)         (3)
      -------     -------        -------     -------
      (6,563)       (433)            10         153
      -------     -------        -------     -------

      13,101          --             --         400
        (120)        235             --        (425)
        (177)       (175)            --          --
          --          30             --         (30)
      (6,690)       (105)           (44)        (33)
          66          24             --          --
          33          12             --           1
      -------     -------        -------     -------
       6,213          21            (44)        (87)
      -------     -------        -------     -------
         (61)        (51)             6          (1)
         202         115              2           8
      -------     -------        -------     -------
      $  141      $   64         $    8      $    7
      =======     =======        =======     =======

      $  215      $  185         $    1      $    6
      =======     =======        =======     =======
      $   11      $  (37)        $   --      $   73
      =======     =======        =======     =======

Weyerhaeuser Company
-8-

                          WEYERHAEUSER COMPANY AND SUBSIDIARIES
                             -----------------------------
                             NOTES TO FINANCIAL STATEMENTS
         For the twenty-six week periods ended June 30, 2002 and July 1, 2001
                                       (Unaudited)

Note 1:  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries (the company). As discussed in Note 19: Acquisition, the accounts of Willamette Industries, Inc. (Willamette) are included beginning February 11, 2002. Investments in and advances to equity affiliates which are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings. Significant intercompany transactions and accounts are eliminated.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1) Weyerhaeuser, principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real estate and related assets, principally engaged in real estate development and construction and other real estate related activities.

Nature of Operations

Weyerhaeuser's principal business segments, which account for the majority of sales, earnings and the asset base, are:

.. Timberlands, which manages 7.3 million acres of company-owned forestland in North America. The company also has .8 million acres of leased commercial forestland in the United States and renewable long-term licenses on 33.8 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations. Weyerhaeuser holds forest management licenses within the provinces of British Columbia, Alberta, Saskatchewan, Ontario, and New Brunswick, which support our manufacturing operations in those provinces. These licenses are granted by the respective provincial governments for initial periods of 15-25 years, but are renewable every five years, subject to meeting normal reforestation, operating and management guidelines. Calculation of the fees payable on harvested volumes varies from province to province, but is tied to product market pricing and the allocation of land management responsibilities agreed to in the license. Through several wholly-owned subsidiaries and joint ventures, the company is also responsible for management and marketing activities for both forestlands and manufacturing facilities located in New Zealand, Australia and Uruguay.

.. Wood products, which produces a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

.. Pulp and paper, which manufactures and sells pulp, paper and paperboard in North American, Pacific Rim and European markets.

.. Containerboard, packaging and recycling, which manufactures and sells containerboard in North American, Pacific Rim and European markets and packaging products for the domestic and Mexican markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

During the second quarter of 2002, Weyerhaeuser changed the structure of its internal organization, resulting in a change in the composition of its reportable segments. In prior financial reports, Weyerhaeuser's paper-related businesses were reported in a single pulp, paper and packaging segment.
This report reflects the split of the pulp, paper and packaging segment into two segments entitled (i) pulp and paper, and (ii) containerboard, packaging and recycling. Comparative information has been restated to conform to the new reportable segments.

Weyerhaeuser Company
-9-

Accounting Pronouncements Implemented

Effective as of the beginning of fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible
Assets. Under Statement 142, goodwill is no longer amortized over an estimated useful life. Rather, the company assesses goodwill for impairment by applying a fair value based test at least annually. In addition, Statement 142 requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives. Effective as of the beginning of the 2002 first quarter, the company ceased amortization of goodwill. The company has performed the fair value based assessment of goodwill as of the beginning of fiscal 2002. Based upon this assessment, management believes goodwill is not impaired upon the implementation of this new standard.

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

Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 also requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Implementation of Statement 133, as amended, at the beginning of fiscal year 2001, increased assets by approximately $37 million and increased liabilities by approximately $24 million, with a net offsetting amount of $13 million recorded in cumulative other comprehensive income (expense).

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

In April 2002, the FASB issued Statement of Financial Accounting Standards
No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting required for sale-leaseback transactions and accounting for certain lease modifications that have similar economic effects. This Statement also amends other existing pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. As a result of the rescission of Statement 4, in the period of adoption, the company will reclassify the 2002 first quarter extraordinary loss from early extinguishment of debt into earnings before extraordinary items. This provision of Statement 145, and the provisions rescinding Statements 44 and 64, will be effective in fiscal year 2003. The provisions amending Statement 13 and all other provisions are effective for transactions occurring or financial statements issued on or after May 15, 2002.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 will supersede accounting guidance previously provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Weyerhaeuser Company
-10-

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

Derivatives

The company utilizes well-defined financial contracts in the normal course of its operations as a means to manage its foreign exchange, interest rate and commodity price risks. The vast majority of these contracts either do not provide for net settlement or are fixed-price contracts for future purchases and sales of various commodities that meet the definition of "normal purchases or normal sales," and therefore, are not considered derivative instruments for accounting purposes. The company's current accounting treatment for the limited number of contracts considered derivative instruments follows:

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

In addition, the company has the following contracts that have not been designated as hedges:

.. Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating return based on an investment fund index, with payments calculated on a notional amount. The swap is an overlay to investments and provides diversification benefits. The swap is settled quarterly and marked to market value at each reporting date. All unrealized gains and losses are recognized in earnings currently.

.. Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments calculated on a notional amount. The swap, which was acquired in 2001 as part of the Cedar River Paper Company acquisition, cannot be designated as a hedge under Statement 133; however, it fixes $50 million of the company's variable rate tax-exempt bond exposure. The swap is marked to market quarterly and any unrealized gains and losses are recognized in earnings currently.

.. Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for selected business units. The company's commodity futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company's financial position, results of operations or cash flows. As of June 30, 2002, the company's net position with commodity futures contracts was immaterial.

Weyerhaeuser Company
-11-

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The notional amounts of these derivative financial instruments are $208 million and $198 million at June 30, 2002, and December 30, 2001, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. The net earnings impact resulting from the company's use of derivative instruments was income of $6 million and $2 million for the twenty-six weeks ended June 30, 2002, and July 2, 2001, respectively.

Cash and Cash Equivalents

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $762 million and $354 million at June 30, 2002, and December 30, 2001, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $192 million and $217 million greater at June 30, 2002, and December 30, 2001, respectively.

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

Timber and Timberlands

Timber and timberlands are carried at cost less fee stumpage charged to disposals. Fee stumpage is the cost of standing timber and is charged to fee timber disposals as fee timber is harvested, lost as a result of casualty or sold. Generally, all initial site preparation and planting costs are capitalized as reforestation. Reforestation is transferred to a merchantable (harvestable) timber classification after 15 years in the South and 41 years in the West. Generally, costs incurred after the first planting, such as fertilization, vegetation and insect control, pruning and pre-commercial thinning, property taxes and interest, are considered to be maintenance of the forest and are expensed. There is no change in accounting practices when timber becomes merchantable and harvesting commences.

Fee stumpage depletion rates used to relieve timber inventory are determined with reference to the net carrying value of timber and the related volume of timber estimated to be available over the growth cycle. The growth cycle volume considers regulatory and environmental constraints affecting operable acres, management strategies to be applied, inventory data improvements, growth rate revisions and re-calibrations, and the exclusion of known dispositions and inoperable acreage. The cost of timber harvested is included in the carrying values of raw material and product inventories, and in the cost of products sold as these inventories are disposed of.

Weyerhaeuser Company
-12-

Goodwill

Effective in the first quarter of 2002, the company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is assessed for impairment at least annually using a fair value based approach.

Prior to the adoption of Statement 142, goodwill was amortized on a straight-line basis over 40 years, which was the expected period to be benefited. See Note 3: Goodwill and Other Intangible Assets - Adoption of Statement 142 for a reconciliation of 2001 earnings excluding goodwill amortization.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $248 million and $132 million at June 30, 2002, and December 30, 2001, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial and tax bases of assets and liabilities using presently enacted tax rates and laws.

Pension Plans

The company has pension plans covering most of its employees. Both the U.S. and Canadian plans covering salaried employees provide pension benefits based on the employee's highest monthly earnings for five consecutive years during the final ten years before retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The benefit levels for these plans are typically collectively bargained with the unions. Contributions to U.S. plans are based on funding standards stablished by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to Canadian plans are based on funding standards established by the applicable Provincial Pension Benefits Act and by the Income Tax Act.

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

The company's real estate and related assets operations are primarily engaged in the development, construction and sale of residential homes. Real estate revenues are recognized when closings have occurred, required down payments have been received, and title and possession have been transferred to the buyer.

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

Weyerhaeuser Company
-13-

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

Note 2:  Net Earnings Per Share

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding during the period.

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
                                     2002         2001       2002        2001
                                    --------    --------    --------   --------
Weighted average shares outstanding (thousands):

 Basic                               221,020     219,600     220,602    219,465
 Dilutive effect of stock options      1,270         479       1,029        296
                                    --------    --------    --------   --------
 Diluted                             222,290     220,079     221,631    219,761
                                    ========    ========    ========   ========

Options to purchase 202,650 shares at prices ranging from $65.56 to $68.41 per share were outstanding during the twenty-six weeks ended June 30, 2002. Options to purchase 2,337,940 shares at prices ranging from $53.75 to $68.41 per share were outstanding during the twenty-six weeks ended July 1, 2001. These options were not included in the computation of diluted earnings per share for the respective periods because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 3:  Goodwill and Other Intangible Assets - Adoption of Statement 142

The following table illustrates the effect of goodwill amortization on 2001 net earnings and net earnings per share. There were no separately identified intangible assets other than goodwill that existed from acquisitions prior to the adoption of Statement 142.

Weyerhaeuser Company
-14-

                                      Earnings Before        Basic and Diluted
                                     Extraordinary Item     Earnings Per Share
                                    --------------------  ----------------------
                                   Twenty-six weeks ended Twenty-six weeks ended
                                    --------------------  ----------------------
 Dollar amounts in millions,         June 30,     July 1,    June 30,    July 1,
   except per share data              2002         2001       2002        2001
                                    --------    --------    --------   --------
Reported earnings before
    extraordinary item               $  125      $  278      $  0.56   $  1.27
Add back goodwill amortization           --          19           --      0.08
                                    --------    --------    --------   --------
Adjusted earnings before
    extraordinary item               $  125      $  297      $  0.56   $  1.35
                                    ========    ========    ========   ========

                                                  Net Earnings
                                    --------------------------------------------
                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
                                     2002         2001       2002        2001
                                    --------    --------    --------   --------
Reported net earnings                $   72      $  171      $  102     $  278
Add back goodwill amortization           --           9          --         19
                                    --------    --------    --------   --------
Adjusted net earnings                $   72      $  180      $  102     $  297
                                    ========    ========    ========   ========

                                        Basic and Diluted Earnings Per Share
                                    --------------------------------------------
                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
                                     2002         2001       2002        2001
                                    --------    --------    --------   --------
Reported net earnings per share      $  0.32     $  0.78     $  0.46    $  1.27
Add back goodwill amortization            --        0.04          --       0.08
                                    --------    --------    --------   --------
Adjusted net earnings per share      $  0.32     $  0.82     $  0.46    $  1.35
                                    ========    ========    ========   ========



Note 4:  Comprehensive Income (Expense)

The company's comprehensive income (expense) is as follows:

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Dollar amounts in millions           2002         2001       2002        2001
                                    --------    --------    --------   --------
Net earnings                         $   72      $  171      $  102     $  278
Other comprehensive income (expense):
   Foreign currency translation
     adjustments, net of tax
     (benefit) expense of $50 and
     $48 for the thirteen weeks and
     $50 and $(1) for the twenty-six
     weeks, respectively                 92          90          93         (2)
   Cash flow hedges:
     Net derivative gains (losses),
       net of tax (benefit) expense of
       $(1) and $(1) for the thirteen
       weeks and $0 and $5 for the
       twenty-six weeks, respectively    (2)         (4)         --          7
     Reclassification of (gains) losses,
       net of tax benefit (expense) of
       $0 and $0 for the thirteen weeks
       and $0 and $(1) for the twenty-six
       weeks, respectively                --         --          --         (2)
                                     --------    --------    --------   --------
                                     $   162     $  257      $  195     $  281
                                     ========    ========    ========   ========

Weyerhaeuser Company
-15-

Note 5:  Equity Affiliates

Weyerhaeuser

Weyerhaeuser's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. Weyerhaeuser's significant equity affiliates as of June 30, 2002, are:

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

Weyerhaeuser Company
-16-

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, follows. Unconsolidated revenues and income for the thirteen weeks and twenty-six weeks ended July 1, 2001, also include Cedar River Paper Company, a joint venture that became wholly owned by the company in July 2001.

                                                            June 30,    Dec. 30,
Dollar amounts in millions                                    2002        2001
                                                            --------    --------
Current assets                                               $  178      $  191
Noncurrent assets                                             1,229       1,222
Current liabilities                                             127         120
Noncurrent liabilities                                          339         326


                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Dollar amounts in millions           2002         2001       2002        2001
                                    --------    --------    --------   --------
Net sales and revenues               $  148      $  219      $  296     $  448
Operating income (loss)                  --          31          (7)        63
Net income (loss)                        (1)         24          (9)        48

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

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows. Revenues and income for the twenty-six weeks ended July 1, 2001, include non-real estate partnership investments which the company sold during the first quarter of 2001.


                                                            June 30,    Dec. 30,
Dollar amounts in millions                                    2002        2001
                                                            --------    --------
Current assets                                               $   11      $    8
Noncurrent assets                                               273         306
Current liabilities                                              12          11
Noncurrent liabilities                                          160         158

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Dollar amounts in millions           2002         2001       2002        2001
                                    --------    --------    --------   --------
Net sales and revenues               $    9      $  109      $   27     $  440
Operating income (loss)                  (1)          8          19        163
Net income (loss)                        (3)          5          14        130

The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Weyerhaeuser Company
-17-

Note 6:  Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year.

The twenty-six weeks ended June 30, 2002, include $35 million in foreign exchange gains, $27 million of which relates to the second quarter. These gains result from favorable changes in exchange rates primarily related to the company's Canadian and New Zealand operations. Also included in 2002 is $4 million of first quarter charges related to the company's support alignment initiative. The twenty-six weeks ended July 1, 2001, include
$10 million of pretax charges related to Westwood Shipping Lines' transition to a new charter fleet and $50 million of pretax charges related to the company's support alignment initiative. The 2001 support alignment costs included $41 million recognized in conjunction with the company's decision to outsource certain information technology services, of which $20 million related to the impairment of information technology assets sold for $10 million to the outsourcer and $21 million of additional costs such as retention bonuses, severance and other transition costs. Additional support alignment spending in 2002 and 2001 consists of one-time costs representing severance, relocation and outplacement costs as new regional centers were created to deliver support services. Severance costs incurred in 2001 were paid within the fiscal year 2001. Severance costs incurred in 2002 were not material.
The company ceased tracking support alignment costs as of the end of the first quarter of 2002, concurrent with the acquisition of Willamette Industries (see
Note 19: Acquisition). Beginning in the second quarter of 2002, costs incurred in connection with the company's integration and cost reduction efforts are reported as part of charges for integration of facilities (see Note 15: Charges for Integration of Facilities).

Note 7:  Income Taxes

Provisions for income taxes include the following:

                                                          Twenty-six weeks ended
                                                          ----------------------
                                                            June 30,    July 1,
Dollar amounts in millions                                    2002        2001
                                                            --------    --------
Federal:
   Current                                                   $   20      $   47
   Deferred                                                      35          80
                                                            --------    --------
                                                                 55         127
                                                            --------    --------
State:
   Current                                                        6           5
   Deferred                                                       3           7
                                                            --------    --------
                                                                  9          12
                                                            --------    --------
Foreign:
   Current                                                        8          16
   Deferred                                                      (5)        (15)
                                                            --------    --------
                                                                  3           1
                                                            --------    --------
                                                             $   67      $  140
                                                            ========    ========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

During the second quarter of 2001, a phased-in reduction in Canadian income taxes was enacted. This change in tax law produced a one-time benefit by reducing foreign deferred income taxes in that period by $15 million due to the effect of the lower tax rate on the accumulated temporary differences of the company's Canadian subsidiaries. The effect on foreign current income taxes was not significant.

Weyerhaeuser Company
-18-

The company's effective tax rate for the twenty-six week periods ended June 30, 2002, and July 1, 2001, was 35% and 33.5%, respectively. For 2002, the effective tax rate reflects the federal statutory rate of 35%, increased for the effect of state income taxes and decreased by benefits realized from the utilization of tax credits. In 2001, the effective tax rate is lower than the 35% federal statutory rate, principally due to the effect of the change in the Canadian tax rate. This reduction was partially offset by the effect of state income taxes.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 8:  Inventories


                                                            June 30,    Dec. 30,
Dollar amounts in millions                                    2002        2001
                                                            --------    --------
Logs and chips                                              $   170     $  186
Lumber, plywood, panels and engineered lumber                   563        401
Pulp and paper                                                  322        194
Containerboard, paperboard and packaging                        255        145
Other products                                                  258        195
Materials and supplies                                          444        307
                                                            --------    --------
                                                            $ 2,012    $ 1,428
                                                            ========    ========

Note 9:  Property and Equipment

                                                            June 30,    Dec. 30,
Dollar amounts in millions                                    2002        2001
                                                            --------    --------
Property and equipment, at cost:
  Land                                                      $    321    $    226
  Buildings and improvements                                   2,888       2,310
  Machinery and equipment                                     15,924      12,020
  Rail and truck roads                                           647         612
  Other                                                          206         202
                                                            --------    --------
                                                              19,986      15,370

Less allowance for depreciation and amortization              (7,624)    (7,061)
                                                            --------    --------
                                                            $ 12,362    $  8,309
                                                            ========    ========

Note 10:  Goodwill

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 30, 2002, are as follows:

Balance as of December 30, 2001                                         $ 1,095
Goodwill acquired (Note 19)                                               1,706
Goodwill written off related to facility closures (Note 16)                  (6)
Effect of foreign currency translation adjustments                          (17)
                                                                         -------
Balance as of June 30, 2002                                             $ 2,778
                                                                         =======

The company has completed the transitional assessment of goodwill and management believes that there are no implementation-related impairments.

Weyerhaeuser Company
-19-

Note 11:  Accrued Liabilities

                                                          June 30,     Dec. 30,
Dollar amounts in millions                                 2002         2001
                                                          --------     --------
Payroll - wages and salaries, incentive awards,
    retirement and vacation pay                           $   483       $   419
Taxes - Social Security and real and
    personal property                                          76            58
Product warranties                                             39            39
Interest                                                      258           128
Other                                                         464           398
                                                          -------       -------
                                                          $ 1,320       $ 1,042
                                                          =======       =======

Note 12:  Short-Term Debt

Lines of Credit

Weyerhaeuser had short-term bank credit lines of $1.3 billion and $925 million at June 30, 2002, and December 30, 2001, respectively. Both Weyerhaeuser and Weyerhaeuser Real Estate Company (WRECO) can borrow against each facility. WRECO has access to $600 million of the $1.3 billion facility and had available to it all of the $925 million facility. As of June 30, 2002, Weyerhaeuser had borrowed $50 million against this facility. WRECO had no borrowings against the facility as of June 30, 2002. No portion of the $925 million line had been availed of by Weyerhaeuser or WRECO at December 30, 2001. Neither of the entities referred to above is a guarantor of the borrowing of the other.

In addition, Weyerhaeuser had short-term bank credit lines that provided for the borrowings of up to $300 million at December 30, 2001. This facility was canceled during the first quarter of 2002. No portion of this line had been availed of by Weyerhaeuser.

As of December 30, 2001, Weyerhaeuser's lines of credit included a five-year revolving credit facility agreement entered into in 1997 with a group of banks that provided for borrowings of up to the total amount of $400 million, all of which was available to Weyerhaeuser. The agreement was scheduled to expire in November 2002 and was canceled during the first quarter of 2002. No portion of this line had been availed of by Weyerhaeuser as of December 30, 2001.

Note 13:  Long-Term Debt

During the first quarter of 2002, Weyerhaeuser issued $5.5 billion of notes payable to fund the acquisition of Willamette (see Note 19: Acquisition). The notes bear interest at rates ranging from LIBOR plus 1.125% (variable) to 7.375% (fixed) and mature from 2003 to 2032.

Lines of Credit

Weyerhaeuser's lines of credit include a five-year revolving credit facility agreement entered into in 2002 with a group of banks that provides for borrowings of up to the total amount of $1.3 billion, all of which is available to Weyerhaeuser. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks. As of June 30, 2002, Weyerhaeuser had borrowed $1.3 billion against this facility.

To the extent that any credit commitment expires more than one year after the balance sheet date and is unused, an equal amount of commercial paper is classifiable as long-term debt. No amounts were reclassified as long-term debt as of June 30, 2002, or December 30, 2001.

The company's compensating balance agreements were not significant.

Weyerhaeuser Company
-20-

Note 14:  Shareholders' Interest

Common Shares

A reconciliation of common share activity for the periods ended June 30, 2002, and December 30, 2001, is as follows:

                                                       Twenty-six     Fifty-two
                                                      weeks ended    weeks ended
                                                        June 30,       Dec. 30,
In thousands                                              2002           2001
                                                      -----------    -----------
Shares outstanding at beginning of year                 216,574        213,898
Retraction of exchangeable shares                           974          2,026
Stock options exercised                                   1,378            650
                                                      -----------    -----------
Shares outstanding at end of period                     218,926        216,574
                                                      ===========    ===========

Exchangeable Shares

Exchangeable Shares issued by Weyerhaeuser Company Ltd., a wholly-owned Canadian subsidiary of the company, are, as nearly as practicable, the economic equivalent of the company's common shares; i.e., they have the following rights:

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

A reconciliation of Exchangeable Share activity for the periods ended June 30, 2002, and December 30, 2001, is as follows:

                                                Twenty-six    Fifty-two
                                                weeks ended   weeks ended
In thousands                                      June 30,     Dec. 30,
                                                   2002          2001
                                                -----------   -----------
Shares outstanding at beginning of year           3,289         5,315
Retractions                                        (974)       (2,026)
                                                -----------   -----------
Shares outstanding at end of period               2,315         3,289
                                                ===========   ===========

Cumulative Other Comprehensive Income (Expense)

Weyerhaeuser's cumulative other comprehensive income (expense) includes:

                                                  June 30,      Dec. 30,
Dollar amounts in millions                          2002          2001
                                                 ---------     ---------
Foreign currency translation adjustments         $  (213)      $   (306)
Minimum pension liability adjustment                 (43)           (43)
Cash flow hedge fair value adjustments                 4              4
                                                 ---------     ---------
                                                 $  (252)      $   (345)
                                                 =========     =========

Weyerhaeuser Company
-21-

Note 15:  Charges for Integration of Facilities

In the second quarter of 2002, Weyerhaeuser incurred $23 million of pretax charges related to the transition and integration of activities in connection with the Willamette acquisition. Year-to-date costs for integration of facilities were $25 million. These charges include one-time transition costs such as severance and relocation and include the cost of transitional services and benefits provided under change in control agreements. During 2002 severance charges of $5 million were recognized in connection with the planned termination of approximately 200 employees. As of June 30, 2002, approximately 50 of these employees have been terminated and an accrual of approximately $5 million remains.

In the second quarter of 2001, Weyerhaeuser incurred $10 million of pretax charges related to the transition and integration of activities in connection with the MacMillan Bloedel and Trus Joist acquisitions. Year-to-date charges totaled $19 million. These charges represented one-time transition costs including approximately $9 million of severance-related costs recognized in connection with the planned termination of approximately 450 employees.
As of June 30, 2002, approximately 200 of the employees had been terminated and approximately $4 million in severance accruals remained. As of December 30, 2001, approximately 100 employees had been terminated and approximately $5 million in related severance accruals remained.

Note 16:  Charges for Closure of Facilities

In the second quarter of 2002, Weyerhaeuser incurred $28 million of pretax charges associated with the closure or impending closure of four containerboard, packaging and recycling facilities. Year-to-date charges of $55 million also included $27 million of first quarter charges associated with the closure of an oriented strand board facility and two packaging facilities. The year-to-date charges include $34 million for asset impairments, $6 million for the impairment of goodwill associated with the closed facilities, $8 million of severance and $7 million of other closure costs. The severance costs relate to the termination of approximately 270 employees expected to result from these closures, of which approximately 150 had occurred as of June 30, 2002. Approximately $7 million of these severance and closure liabilities remain in accrued liabilities as of June 30, 2002.

Note 17:  Extraordinary Loss on Early Extinguishment of Debt

In February 2002, Weyerhaeuser issued bridge financing in connection with the Willamette acquisition (see Note 19: Acquisition). Fees related to the commitments on financing that had been secured for the acquisition were recorded as deferred finance costs. In March 2002, Weyerhaeuser replaced the bridge financing with $5.5 billion of notes payable (see Note 13: Long-Term Debt). The unamortized portion of the deferred costs associated with the bridge financing was written off as an extraordinary loss on the early extinguishment of debt in the first quarter of 2002. Total deferred costs written off were $35 million. The tax benefit associated with the write-off was $12 million.

Note 18:  Commitments and Contingencies

The company's capital expenditures, excluding acquisitions and real estate and related assets, were $683 million in 2001, and are expected to be approximately $950 million in 2002; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

Weyerhaeuser Company
-22-

Following the expiration of a five-year agreement between the United States and Canada, in 2001, the Coalition for Fair Lumber Imports (Coalition) filed a petition with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada is being subsidized by Canada and that imports from Canada are being "dumped" into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and antidumping tariffs be imposed on softwood lumber imported from Canada. In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage and established a final CVD rate of 18.79%. Because the final determination eliminated the 90-day retroactive duties, the company reversed its $18 million accrual for the retroactive portion of the CVD during the first quarter of 2002. In May 2002, the ITC confirmed its earlier ruling that the U.S. industry is threatened by subsidized and dumped imports. Its finding of only threat of injury means that the CVD and antidumping duties will be collected only for the period beginning with the publication of its final order on May 22, 2002. In the antidumping portion of the case, the Department had chosen Weyerhaeuser and five Canadian companies to provide data for the antidumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that the company had engaged in dumping and set a preliminary "dumping margin" for the company. In the final determination, the company's rate was set at 12.34%. As of the end of the first quarter of 2002, the company's accrual for the CVD and antidumping liability was $42 million. With the finding of the ITC of only threat of injury, the accrual was reversed on the company books during the second quarter. Approximately one year following the publication of the final order and annually thereafter for a total of five years, the Department will conduct reviews to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and antidumping orders would be automatically reviewed in a "sunset" proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company filed a notice of appeal under the North American Free Trade Agreement and requested that a panel be convened to review the imposition of the antidumping duty. The federal and provincial governments in Canada also moved for appellate review by panels under NAFTA and the World Trade Organization (WTO) with respect to the CVD findings. In July 2002, the WTO issued two interim rulings against the United States. The first ruling was against the so-called "Byrd Amendment," which gives U.S. firms cash from punitive trade sanctions applied on foreign imports. The second ruling was that a key measure used in the CVD to determine the existence of a subsidy is improper. It is difficult to predict the net effect final duties will have on the company because the company produces softwood lumber in both the United States and Canada. The company believes that the controversy has created some volatility and uncertainty in the marketplace, but will not have a material adverse effect on the company's financial position, liquidity or results of operations.

The company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that the ultimate outcome resulting from these proceedings and matters will not have a material effect on the company's financial position, liquidity or results of operations.

Weyerhaeuser Company
-23-

Note 19:  Acquisition

Willamette Industries, Inc.

On March 14, 2002, the company completed a merger of Willamette and Company Holdings, Inc. (CHI), a wholly owned subsidiary of the company, pursuant to which Willamette became a wholly-owned subsidiary of the company. The total purchase price, including assumed debt of $1.8 billion, was $7.9 billion. Willamette is an integrated forest products company that produces building materials, composite wood panels, fine paper, office paper products, corrugated packaging and grocery bags in over 100 plants located in the United States, Europe and Mexico, and owns 1.7 million acres of forestlands in the United States. The company believes these assets fit well with and enhance the company's capabilities in a number of its core product markets. The acquisition creates a larger company that is a leading producer in its major product lines and is better able to meet the needs of its customers. The company believes the acquisition will position the company to increase shareholder value. These factors contributed to the goodwill, which is preliminarily recorded at $1.7 billion.

Pursuant to the merger agreement among the company, Willamette and CHI dated January 28, 2002, CHI filed a tender offer for all of the outstanding shares of common stock of Willamette at a purchase price of $55.50 per share. On February 11, 2002, CHI accepted for payment approximately 97% of the outstanding shares of Willamette common stock and outstanding options to purchase shares of common stock, thereby acquiring a controlling interest in Willamette. On March 14, 2002, the company consummated the merger and all the remaining outstanding Willamette shares, other than those held by the company, CHI or Willamette, were converted into the right to receive $55.50 in cash. Pursuant to the merger agreement, options that were not surrendered in the tender became, as of the merger date, options to purchase company shares in an amount and at an exercise price adjusted by a conversion ratio based on $55.50 per share and the market price of a share of the company's common stock. Effective June 30, 2002, Willamette merged with and into the company with Willamette ceasing to exist.

The company accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired company were included in the Consolidated Balance Sheet and the operating results were included in the Consolidated Statement of Earnings beginning February 11, 2002.

The estimated excess cost at February 11, 2002, was calculated as follows:

Dollar amounts in millions

Purchase price of tender offer and stock option cash-out   $  6,162
Direct transaction costs and expenses                           112
Deferred tax effect of applying purchase accounting           1,331
Less:  historical net assets                                 (2,487)
                                                           --------
     Total excess costs                                    $  5,118
                                                           ========

The above calculation of excess purchase price is preliminary. The company is in the process of conducting valuations of the acquired timberlands and property, plant and equipment. The company expects the valuations to be completed during the fourth quarter 2002 and that they will not materially affect the preliminary allocation of the purchase price. As of June 30, 2002, the excess purchase price was allocated as follows:

Dollar amounts in millions

Property, plant and equipment                              $  3,412
Goodwill                                                      1,706
                                                           --------
     Total excess costs                                    $  5,118
                                                           ========

Property, plant and equipment are being depreciated over an average of 15 years. The cost of timber and timberlands is charged to expense as the related timber is harvested. Goodwill is not amortized, but will be assessed for impairment annually using a fair-value-based approach.

Weyerhaeuser Company
-24-

The following summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of fiscal periods presented, is as follows:

Pro Forma Information (unaudited)                  Twenty-six weeks ended
                                                   ----------------------
                                                    June 30,     July 1,
Dollar amounts in millions                            2002        2001
                                                   ---------    ---------
Net sales and revenues                             $   9,410    $  9,594
Net earnings                                              61         246

Earnings per share:
    Basic and diluted                              $    0.28    $   1.12

Note 20:  Business Segments

The company is principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products. The company's principal business segments are timberlands (including logs, chips and timber); wood products (including softwood lumber, plywood and veneer, composite panels, oriented strand board, hardwood lumber, treated products, engineered lumber, raw materials and building materials distribution); pulp and paper (including pulp, paper and paperboard); containerboard, packaging and recycling; and real estate and related assets. During the second quarter of 2002, Weyerhaeuser changed the structure of its internal organization, resulting in a change in the reporting of it's pulp, paper and packaging segment. Weyerhaeuser's paper-related businesses, which were reported in a single pulp, paper and packaging segment in prior financial reports, will now be reported as two segments entitled (i) pulp and paper, and (ii) containerboard, packaging and recycling. Comparative information has been restated to conform to the new reportable segments.

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

Weyerhaeuser Company
-25-

An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,     July 1,
Dollar amounts in millions            2002        2001        2002        2001
                                    -------      -------    -------     --------
Sales to and revenues from
   unaffiliated customers:
  Timberlands                      $   235    $    266     $    423    $    537
  Wood products                      2,147       1,738        3,848       3,118
  Pulp and paper                       951         609        1,723       1,320
  Containerboard, packaging
    and recycling                    1,157         817        2,073       1,633
  Real estate and related assets       421         371          817         705
  Corporate and other                   38          41           73          82
                                    -------     -------      -------    -------
                                     4,949       3,842         8,957      7,395
                                    -------     -------      -------    -------
Intersegment sales:
  Timberlands                          288         213           518        438
  Wood products                         52          55           103        118
  Pulp and paper                         7          18            60         82
  Containerboard, packaging
    and recycling                        8           1            13          3
  Corporate and other                    2           3             4          7
                                    -------     -------      -------    -------
                                       357         290           698        648
                                    -------     -------      -------    -------
Total sales and revenues             5,306       4,132         9,655      8,043
Intersegment eliminations             (357)       (290)         (698)      (648)
                                    -------     -------      -------    -------
                                   $ 4,949     $ 3,842      $  8,957   $  7,395
                                    =======     =======      =======    =======

Approximate contribution (charge) to earnings (1):
  Timberlands                      $   175     $   129      $   294    $    270
  Wood products                         64         110           73          77
  Pulp and paper                       (15)         27          (14)        100
  Containerboard, packaging
    and recycling                       75          68          133         162
  Real estate and related assets (1)    79          62          170         131
  Corporate and other                  (61)        (67)        (119)       (157)
                                    -------     -------      -------    -------
                                       317         329          537         583
Interest expense                      (222)        (87)        (365)       (175)
Less capitalized interest               16           6           20          10
                                    -------     -------      -------    -------
Earnings before income taxes
    and extraordinary item             111         248          192         418
Income taxes                           (39)        (77)         (67)       (140)
                                    -------     -------      -------    -------
Earnings before extraordinary item      72         171          125         278
Extraordinary item                      --          --          (23)         --
                                    -------     -------      -------    -------
Net earnings                        $   72      $  171       $  102     $   278
                                    =======     =======      =======    =======

Segment information for the twenty-six weeks ended June 30, 2001, includes the addition of the Willamette operations as of February 11, 2002. Total assets of the company increased from $18.3 billion as of December 30, 2001, to $29.2 billion as of June 30, 2002, primarily due to the Willamette acquisition. There were no material changes from year-end 2001 in basis for measuring segment profit or loss.

Certain reclassifications have been made to conform prior year's data to the current format.

(1) Interest expense of $1 million for the thirteen weeks and $4 million for the twenty-six weeks ended July 1, 2002, is included in the determination of approximate contributions to earnings and is excluded from interest expense for financial services business.

Weyerhaeuser Company
-26-
                       WEYERHAEUSER COMPANY AND SUBSIDIARIES
                           ----------------------------
                 Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

Forward Looking Statements

Some information included in this report contains statements concerning the company's future results and performance that are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

.. the effect of general economic conditions, including the level of interest rates and housing starts;

.. market demand for the company's products, which may be tied to the relative strength of various U.S. business segments;

.. performance of the company's manufacturing operations;

.. the level of competition from foreign producers;

.. the effect of forestry, land use, environmental and other governmental regulations; and

.. fires, floods and other natural disasters.

The company is also a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan, and by changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro and the Yen, and restrictions on international trade or tariffs imposed on imports, including the countervailing and dumping duties imposed on the company's softwood lumber shipments from Canada to the United States. These and other factors could cause or contribute to actual results differing materially from such forward looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward looking statements will occur, or if any them occurs, what effect they will have on the company's results of operations or financial condition. The company expressly declines any obligation to publicly revise any forward looking statements that have been made to reflect the occurrence of events after the date of this report.

Results of Operations

The term "company" refers to Weyerhaeuser Company and all of its majority owned domestic and foreign subsidiaries. The term "Weyerhaeuser" excludes the real estate and related assets operations.

Consolidated Results

Consolidated net sales and earnings for the thirteen and twenty-six week periods ended June 30, 2002, and July 1, 2001, were:

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
Dollar amounts in millions,         June 30,     July 1,    June 30,     July 1,
  except per share data               2002        2001        2002        2001
                                    -------      -------    -------     --------
Net sales and revenues             $  4,949      $  3,842   $ 8,957     $  7,395
Net earnings                             72           171       102          278
Net earnings per share,
   basic and diluted                   0.32          0.78      0.46         1.27

On February 11, 2002, Weyerhaeuser Company acquired Willamette Industries, Inc. (Willamette). The consolidated statement of earnings includes Willamette's results beginning on the date of acquisition.

Weyerhaeuser Company
-27-

Net earnings for the second quarter 2002 include the following non-routine items, which are presented net of taxes:
.. A charge of $18 million, or $0.08 per share, for costs associated with closure, or impending closure, of four facilities, .. A charge of $16 million, or $0.08 per share, for one-time costs related to the integration of Willamette, and
.. A benefit of $19 million, or $0.09 per share, for the reversal of previously accrued countervailing duties.

In addition to the second quarter 2002 non-routine items, net earnings for the first half of 2002 include:
.. An extraordinary charge for $23 million, or $0.10 per share, for the deferred costs associated with the bridge financing of the acquisition of Willamette, .. A charge of $17 million, or $0.08 per share, associated with the closure of three facilities, and
.. A benefit of $12 million, or $0.05 per share, from the reversal of previously accrued countervailing duties.

Net earnings for the second quarter of 2001 include the following non-routine items, which are presented net of taxes:
.. A benefit of $15 million, or $0.07 per share, for a one-time reduction in deferred taxes due to a lower Canadian corporate tax rate, .. Charges of $6 million, or $0.03 per share, for costs resulting from Westwood
  Shipping Line's transition to a new charter fleet, and .. A charge of $6 million, or $0.03 per share, for one-time costs associated with the integration of the MacMillan Bloedel and Trus Joist acquisitions.

In addition to the second quarter 2001 items, earnings for the first half of 2001 also include the following non-routine items, net of taxes:
.. Charge of $26 million, or $0.12 per share, associated with outsourcing certain information technology services as part of the company's program to streamline support services, and
.. Charge of $6 million, or $0.02 per share, for integration costs associated with the MacMillan Bloedel and Trus Joist acquisitions.

Operating results for the first half of 2002 include $71 million in net pension income compared with $124 million in the first half of 2001. The decrease is primarily attributable to reductions in expected and actual rates of return on plan assets and a reduction in the discount rate.

Timberlands

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,     July 1,
Dollar amounts in millions           2002         2001       2002         2001
                                    -------      -------    -------     --------
Net sales and revenues             $   235       $   266    $   423     $   537
Contribution to earnings               175           129        294         270

Timberlands' contribution to earnings improved for both the second quarter and first half of 2002 compared to the same periods in 2001. Net sales decreased for both comparative periods. The inclusion of the acquired Willamette operations and improvements in pricing increased net sales; however, declines in third party sales volumes more than offset those increases when compared to same periods in the previous year. The timberlands segment's operating results were buoyed by stable domestic log markets and improved export log markets during the second quarter, and were aided by the weakening dollar.

Third party sales volume for timberlands raw materials and log production volume for the thirteen and twenty-six week periods ended June 30, 2002, and July 1, 2001, are as follows:

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,     July 1,
 Volumes in millions                 2002         2001        2002        2001
                                    -------      -------    -------     --------
Raw materials third party
   sales volume - cubic feet           99         140        175         280

Log production volume - cubic feet    217         170        344         344

Weyerhaeuser Company
-28-

In the third quarter, export log markets are expected to continue to improve, however, third quarter harvest levels are expected to be lower due to normal seasonal shutdowns and higher than normal fire conditions.

Wood Products

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,     July 1,
Dollar amounts in millions            2002        2001        2002        2001
                                    -------      -------    -------     --------
Net sales and revenues              $ 2,147      $ 1,738    $ 3,848    $ 3,118
Contribution to earnings                 64          110         73         77

Net sales for Wood Products increased for both the second quarter and first half of 2002 compared to the same periods in 2001, however, contribution to earnings declined for both comparative periods. Net sales increased primarily as a result of the inclusion of the Willamette operations. Additional increases in net sales resulted from improvements in third party sales volumes of Weyerhaeuser's existing lumber, oriented strandboard (OSB), composite panels, and raw materials operations. These improvements were slightly offset by price declines in lumber, OSB and composite panels. Net sales includes $29 million for the second quarter of 2002 and $47 million for the first half of 2002 related to the reversal of previously accrued countervailing duties.

Contribution to earnings in the second quarter of 2002 for the wood products operations includes the $29 million pretax reversal of countervailing duties. Wood products demand is strong, but the markets remain oversupplied as a result of inventories built in advance of the final countervailing duty ruling, resulting in weak pricing. Inventories are expected to decrease during the third quarter, however the outlook for pricing remains uncertain.

Weyerhaeuser Company
-31-

Third party sales and total production volumes for the major products in the wood products segment for the thirteen and twenty-six week periods ended June 30, 2002, and July 1, 2001, are as follows:

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Third party sales volumes (millions) 2002         2001       2002        2001
                                    -------      -------    -------     --------
Softwood lumber - board feet        2,295        1,792      4,107       3,459
Softwood plywood and
  veneer - square feet (3/8")         750          491      1,325         940
Composite panels - square feet (3/4") 445           59        753         122
Oriented strand board - square
  feet (3/8")                       1,095          916      2,040       1,787
Hardwood lumber - board feet          113          106        221         212
Raw materials - cubic feet            164           69        307         156

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,     July 1,
Total production volumes (millions)  2002         2001       2002         2001
                                    -------      -------    -------     --------
Softwood lumber - board feet        1,702        1,422      3,232       2,828
Softwood plywood and
  veneer - square feet (3/8")         562          278        993         563
Composite panels - square feet (3/4") 378           25        596          54
Oriented strand board - square
  feet (3/8")                         944          833      1,901       1,616
Hardwood lumber - board feet           99          109        195         220
Logs - cubic feet                     187           98        372         230

Weyerhaeuser Company
-29-

Pulp and Paper

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Dollar amounts in millions           2002        2001        2002        2001
                                    -------      -------    -------     --------
Net sales and revenues              $   951      $   609    $ 1,723     $ 1,320
Contribution (charge) to earnings       (15)          27        (14)        100

During the second quarter of 2002, Weyerhaeuser changed the structure of its internal organization, resulting in a change in the reporting of its pulp, paper and packaging operations. Weyerhaeuser's paper-related businesses, which were reported in a single pulp, paper and packaging segment in prior financial reports, are now reported as two segments entitled (i) pulp and paper, and
(ii) containerboard, packaging and recycling. The pulp and paper segment includes all of the company's white paper production including market pulp, fine paper, newsprint, and paperboard. Net sales for the pulp and paper segment increased for both the second quarter and first half of 2002 compared to the same periods in 2001, however, contribution to earnings declined for both comparative periods. Net sales increased primarily as a result of the inclusion of Willamette's operations after February 11, 2002. Selling price declines in pulp and paper partially offset increases in net sales due to the Willamette acquisition for the first half of 2002 compared to the same period in 2001. Market pulp and paper pricing improved at the end of the second quarter as a result of low inventories and the weakening of the U.S. dollar.

An explosion in the recovery boiler at our Plymouth, N.C., paper mill, had a significant adverse affect on pulp and paper operating results. Repairs are expected to be complete in August 2002, but the resulting lost production and higher operating costs are expected to adversely affect third quarter results. Also in the third quarter of 2002, the Kingsport, Tennessee, paper mill will begin operation as the first phase of the modernization project of the mill becomes operational.

Third party sales and total production volumes for major pulp and paper products follow:

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,     July 1,
Third party sales volumes (thousands)2002         2001       2002         2001
                                    -------      -------    -------     --------
Pulp - air-dry metric tons            618          507      1,181         987
Paper - tons                          766          355      1,360         748
Paperboard - tons                      61           56        114         116

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Total production volumes (thousands) 2002         2001       2002        2001
                                    -------      -------    -------     --------
Pulp - air-dry metric tons            701          448      1,386         997
Paper - tons                          727          339      1,285         739
Paperboard - tons                      67           61        130         113

In the third quarter, pricing is expected to stabilize, however, demand is recovering slowly and further price improvements will require additional improvement in demand.

Containerboard, Packaging and Recycling

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Dollar amounts in millions           2002         2001       2002        2001
                                    -------      -------    -------     --------
Net sales and revenues              $ 1,157      $   817    $ 2,073     $ 1,633
Contribution to earnings                 75           68        133         162

Weyerhaeuser Company
-30-

Net sales for the containerboard, packaging, and recycling segment increased for both the second quarter and first half of 2002 compared to the same periods in 2001, however, contribution to earnings were mixed for the comparative periods. The increase in net sales in the first half of 2002 compared to the first half of 2001 is primarily attributable to the acquisition of Willamette. The increase as a result of the acquisition was offset, in part, by declines in price in the first half of 2002 compared to the first half of 2001 for both containerboard and packaging.

Shipments in containerboard are improving slowly, and year-over-year improvements in existing Weyerhaeuser sales volumes were experienced in June. Contribution to earnings for the second quarter of 2002 include pretax charges of $28 million for facilities closures in 2002. The domestic containerboard and packaging markets are expected to continue to improve into the third quarter of 2002.

Third party sales and total production volumes for containerboard, packaging, and recycling follow:

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,     July 1,
Third party sales volumes (thousands)2002         2001       2002         2001
                                    -------      -------    -------     --------
Containerboard - tons                  309          222        558         440
Packaging - MSF                     19,527       11,856     34,900      24,546
Recycling - tons                       552          817      1,156       1,643

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Total production volumes (thousands) 2002         2001       2002        2001
                                    -------      -------    -------     --------
Containerboard - tons                1,600          776      2,850       1,651
Packaging - MSF                     20,630       13,432     36,911      26,787
Recycling - tons                     1,286        1,181      2,544       2,373

Real Estate and Related Assets

                                    Thirteen weeks ended  Twenty-six weeks ended
                                    --------------------  ----------------------
                                    June 30,     July 1,    June 30,    July 1,
Dollar amounts in millions           2002         2001       2002        2001
                                    -------      -------    -------     -------
Net sales and revenues              $  421       $  371     $  817      $  705
Contribution to earnings                79           62        170         131

Net sales and contribution to earnings improved for both the second quarter and first half of 2002 compared to the same periods in 2001. Sales in markets where the company operates remained strong during the second quarter of 2002, despite modest slowdown in traffic in some markets. Contribution to earnings for 2002 include a pretax gain of $7 million for the sale of an apartment complex. The real estate business is expected to continue to perform well into the third quarter of 2002 given the six-month backlog of existing orders and favorable mortgage rates.

Costs and Expenses

Weyerhaeuser's second quarter costs and expenses were $4.3 billion compared to $3.2 billion in the same quarter last year. Increases in costs and expenses are primarily attributable to the inclusion of Willamette's operations since acquisition. Weyerhaeuser's cost of products sold, as a percentage of sales, was 78 percent for the current quarter, compared to 76 percent for the second quarter 2001.

Various nonrecurring items are included in Weyerhaeuser's costs and expenses. Costs and expenses for the second quarter of 2002 include nonrecurring pretax charges of:
.. $28 million associated with the closure, or pending closure, of four facilities, and
.. $23 million in costs related to the integration of the Willamette acquisition.

Weyerhaeuser Company
-31-

Costs and expenses for the second quarter 2001 include nonrecurring pre-tax charges of:
.. $5 million in support alignment costs, and .. $10 million in integration and closure costs related to the MacMillan Bloedel and Trus Joist acquisitions.

Other operating costs, net, is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. Other operating costs, net for the current quarter includes $27 million in exchange rate gains as a result of favorable changes in exchange rates. Other operating costs, net for the second quarter 2001 includes the $10 million pretax charges related to Westwood Shipping Line's transition to a new charter fleet.

The increase in the real estate and related assets segment's costs and expenses can be attributed to the increased sales volumes over the same period last year.

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

Operations

Consolidated net cash provided by operations in the first half of 2002 was $329 million, up $35 million, or 12 percent, from $294 million provided during the same period last year. Net cash from operations before changes in working capital of $649 million in 2002 was $60 million, or 10 percent, greater than $589 million provided in 2001. Cash provided by net earnings of $102 million in 2002 was net of noncash charges of $578 million for depreciation, amortization and fee stumpage, $33 million in deferred taxes, $25 million for integration of facilities, $55 million for closure of facilities and $35 million for the write-off of deferred finance costs associated with bridge financing related to the Willamette acquisition. This was partially offset by noncash credits of $40 million for pension and postretirement benefits and $47 million in reversals of previously accrued countervailing duties. 2001 cash provided by net earnings of $278 million was net of noncash charges of $428 million for depreciation, amortization and fee stumpage, $72 million in deferred taxes, $19 million in integration costs and $20 million for an asset impairment charge. This was partially offset by noncash credits of $110 million for pension and postretirement benefits and $47 million of equity in earnings of affiliates.

Cash required for working capital by Weyerhaeuser was $274 million in the first two quarters of 2002, an increase of $83 million, or 43 percent, over $191 million for the same period a year ago. Requirements for 2002 included $206 million for increases in receivables, $74 million for increases in inventories and $109 million for increases in prepaid expenses, partially offset by increases in accounts payable and accrued liabilities of $115 million.
Inventory increased across all product lines except raw materials. The inventory turnover rate increased to 9.7 turns in the second quarter of 2002 from 8.8 turns in the second quarter of 2001. Cash required by real estate and related assets for working capital in the amount of $46 million was 56 percent below $106 required for the same period in 2001. Current period cash outflows for working capital included $104 million for the acquisition and development of land and residential lots for development in excess of products sold, partially offset by $58 million in increases in accounts payable and accrued liabilities.

Weyerhaeuser Company
-32-

Year-to-date earnings before interest expense and income taxes plus net noncash charges for the principal business segments were:

.. Timberlands - $342 million, an increase of $41 million from $301 million in 2001. Operating earnings for this segment were $24 million greater than last year and noncash charges were $13 million greater, while pension credits decreased $4 million.

.. Wood Products - $196 million, an increase of $46 million over $150 million in 2001. Operating earnings decreased $4 million from the same period last year while noncash charges for depreciation and amortization and facility closures increased by $78 million and noncash pension credits decreased by $19 million. 2002 also includes $47 million in noncash credits related to the reversal of previously accrued countervailing duties.

.. Pulp and Paper - $131 million, down $57 million from $188 million a year ago. The $114 million decline in operating earnings included a $43 million increase in depreciation and amortization, and a $14 million decrease in noncash pension credits.

.. Containerboard, Packaging and Recycling - $281 million, up $57 million from $224 million a year ago. Operating earnings declined by $29 million, but noncash charges for depreciation, amortization and facility closures were $75 million greater than for the same period last year. Noncash pension credits also decreased $11 million.

Investing

Capital expenditures for the first twenty-six weeks ended June 30, 2002, excluding acquisitions and real estate and related assets, were $466 million in 2002 compared to $368 million in 2001. Current year capital spending by segment was $29 million for timberlands, $134 million for wood products, $198 million for pulp and paper, $86 million for containerboard, packaging and recycling and $19 million for corporate and other. The company currently anticipates capital expenditures, excluding acquisitions and real estate and related assets, to approximate $950 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

In 2002, the company expended $6.1 billion, net of cash acquired, to purchase the tendered shares of Willamette and cash out stock options of certain Willamette management personnel.

Cash provided by investments in equity affiliates for real estate and related assets in 2001 reflects distributions from equity investments that were liquidated by the company during the first quarter of 2001.

Financing

Year-to-date 2002, Weyerhaeuser increased its interest-bearing debt by $8.2 billion, primarily due to funding the acquisition of Willamette and the assumption of $1.8 billion of Willamette debt. Proceeds from new borrowings, net of debt issue costs, including both the initial acquisition funding and the subsequent replacement of the bridge financing, totaled $13.1 billion in 2002. Repayments of long-term debt, including the bridge funding, totaled $6.7 billion, for a net increase in new borrowings of $6.4 billion. This was partially offset by $120 million in payments of notes and commercial paper. Weyerhaeuser's debt to total capital ratio, excluding real estate and related assets, was 56 percent at the end of the 2002 second quarter, up from 38 percent at the end of 2001 and 35 percent at the end of the 2001 second quarter. For purposes of computing this ratio, debt includes Weyerhaeuser's interest-bearing debt and capital lease obligations and total capital consists of debt, shareholders' interest, deferred taxes and minority interest in subsidiaries, net of Weyerhaeuser's investments in real estate and related assets subsidiaries. Weyerhaeuser's goal is to pay down the additional debt using cash flow from operations and to return to our historic debt ratios within three to five years.

The real estate and related assets segment reduced third party debt by $44 million, all of which represents repayment of long-term debt.

During the first two quarters of 2002, the company paid $177 million in cash dividends compared to $175 million in cash dividends paid during 2001. Year-to-date 2002, the company also received $66 million in cash proceeds from the exercise of stock options, compared to $24 million in 2001.

Weyerhaeuser Company
-33-

Environmental Matters

The company has established reserves for remediation costs on all of the approximately 75 active sites across its operations as of the end of 2002 second quarter in the aggregate amount of $43 million, down from $45 million at the end of 2001. This decrease reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company accrued $2 million and $1 million of remediation costs into this reserve in the first six months of 2002 and 2001, respectively. The company incurred remediation costs of $4 million in both 2002 and 2001, and charged these costs against the reserve.

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

The company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million in the third quarter of 2001. The company incurred claims and related costs in the amount of $6 million and $14 million in the first six months of 2002 and 2001, respectively, and charged these costs against the reserve. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The company negotiated settlements with its insurance carriers for recovery of certain costs related to these claims. As of June 30, 2002, the company has either received or accrued $52 million in recoveries from its insurance carriers.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

                          Twenty-six weeks   Fifty-two weeks   Fifty-three weeks
                              ended               ended             ended
                            June 30, 2002     Dec. 30, 2001     Dec. 31, 2000
                          ----------------  -----------------  -----------------
Number of claims filed
  during the period          1,550               6,480              40
Number of claims resolved    1,630               2,580              --
Number of claims unresolved
  at end of period           3,860               3,940              40
Number of damage awards paid 1,200                 400              --
Average damage award paid   $1,800              $1,700             $--

Contingencies

Following the expiration of a five-year agreement between the United States and Canada, in 2001, the Coalition for Fair Lumber Imports (Coalition) filed a petition with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada is being subsidized by Canada and that imports from Canada are being "dumped" into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and antidumping tariffs be imposed on softwood lumber imported from Canada. In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage and established a final CVD rate of 18.79%. Because the final determination eliminated the 90-day retroactive duties, the company reversed its $18 million accrual for the retroactive portion of the CVD during the first quarter of 2002. In May 2002, the ITC confirmed its earlier ruling that the U.S. industry is threatened by subsidized and dumped imports. Its finding of only threat of injury means that the CVD and antidumping duties will be collected only for the period beginning with the publication of its final order on May 22, 2002. In the antidumping portion of the case, the Department had chosen Weyerhaeuser and five Canadian companies to provide data for the antidumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that the company had engaged in dumping and set a preliminary "dumping margin" for the company. In the final determination, the company's rate was set at 12.34%. As of the end of the first quarter of 2002, the company's accrual for the CVD and antidumping liability was $42 million. With the finding of the ITC of only threat of injury, the accrual was reversed on the company books during the second quarter. Approximately one

Weyerhaeuser Company
-34-

year following the publication of the final order and annually thereafter for a total of five years, the Department will conduct reviews to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and antidumping orders would be automatically reviewed in a "sunset" proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company filed a notice of appeal under the North American Free Trade Agreement and requested that a panel be convened to review the imposition of the antidumping duty. The federal and provincial governments in Canada also moved for appellate review by panels under NAFTA and the World Trade Organization (WTO) with respect to the CVD findings. In July 2002, the WTO issued two interim rulings against the United States. The first ruling was against the so-called "Byrd Amendment," which gives U.S. firms cash from punitive trade sanctions applied on foreign imports. The second ruling was that a key measure used in the CVD to determine the existence of a subsidy is improper. It is difficult to predict the net effect final duties will have on the company because the company produces softwood lumber in both the United States and Canada. The company believes that the controversy has created some volatility and uncertainty in the marketplace, but will not have a material adverse effect on the company's financial position, liquidity or results of operations.

The company is a party to legal proceedings and environmental matters generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that the ultimate outcome resulting from these proceedings and matters will not have a material effect on the company's financial position, liquidity or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activities, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company also utilizes well-defined financial contracts in the normal course of its operations as means to manage its foreign exchange and commodity price risks. The company has no material market risk sensitive instruments, positions or transactions and the effect of the use of derivatives on the company's results of operations, financial position and cash flows is not material. For those limited number of contracts that are considered derivative instruments, the company has formally designated most as hedges of specific and well-defined risks. These contracts include:

.. Foreign currency futures contracts entered into in conjunction with the company's agreement to purchase equipment in a foreign denominated currency.
The objective of the contracts, which have been designated as fair value hedges, is to fix the company's U.S. dollar cost of the equipment purchased in Euros.
At June 30, 2002, the company had a long position in Euros, with both a fair value and a notional amount approximating zero. The contracts expire monthly through August 2002.

.. Foreign exchange contracts, which the company has designated as cash flow hedges, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. These contracts generate gains or losses that are recorded in other comprehensive income until the contracts' respective settlement dates, at which time they are reclassified into earnings. At June 30, 2002, the company had a long position in Canadian dollars, with a fair value of $4 million and a corresponding notional amount of $5 million. The contracts expire monthly through June 2003. At June 30, 2002, the company also had a long position in Norwegian kroners, with both a fair value and a notional amount of $2 million.

.. Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The swap, which was acquired from Cedar River Paper Company, cannot be designated as a hedge under Statement 133; however, it fixes $50 million of the company's variable rate tax-exempt bond exposure. At June 30, 2002, the swap, which matures December 2003, had a notional amount of $50 million and a fair value representing a loss of $1 million. The fair value amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

Weyerhaeuser Company
-35-

.. Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating return based on an investment fund index, with payments being calculated on a notional amount. The swap is an overlay to investments and provides diversification benefits. The swap is settled quarterly, marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. At June 30, 2002, the company had one swap with a maturity date of March 31, 2004, a notional amount of $151 million and a fair value of $3 million. The company has the right to terminate this swap with short notice.

.. Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for selected business units. The company's commodity futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company's financial position, results of operations or cash flows. These futures contracts settle daily, and as a result, the company's net position as of June 30, 2002, was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations.

Weyerhaeuser Company
-36-

Part II.  Other Information

Item 1.   Legal Proceedings

The company entered into a class action settlement of hardboard siding claims against the company that was approved by the Superior Court, San Francisco County, California, in December 2000. The settlement class consists of all persons who own or owned structures in the United States on which the company's hardboard siding had been installed from January 1, 1981, through December 31, 1999. An appeal from the settlement was denied and the settlement is now considered final and binding. The company has established reserves of $175 million to cover the estimated cost of the settlement and related costs. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future. At the end of the second quarter of 2002, the company is a defendant in 16 cases involving primarily multi-family structures and residential developments; however, five of these cases were improperly filed by persons who did not opt-out of the settlement and the company expects these cases to be dismissed. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict has been appealed.

In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. No specific damage amounts have been claimed and the company is unable at this time to provide an estimate of reasonably possible losses in these cases. In September 2001, the district court certified both classes. The 3rd Circuit Court of Appeals accepted review of the decision to certify the classes and heard oral arguments in June 2002. Trial court activity has been stayed until an opinion on the appeal has been rendered.

In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands,
Inc. (Paragon) bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the ompany in the name of the debtor's estate. Specifically, the Committee seeks to assert that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon's public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. On June 26, 2002, the Bankruptcy Court granted the plaintiff's motion for partial summary judgment, holding that Weyerhaeuser is liable to the plaintiff for breaches of warranty, and denied the company's motion for summary judgment. A written order is expected in the near future. No trial date has been set for the determination of the damages. Weyerhaeuser strongly disagrees with the Bankruptcy Court's decision and will pursue all available relief. The company believes at the present time that the possibility of a material unfavorable outcome is remote.

Following the expiration of a five-year agreement between the United States and Canada, in 2001, the Coalition for Fair Lumber Imports (Coalition) filed a petition with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada is being subsidized by Canada and that imports from Canada are being "dumped" into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and antidumping tariffs be imposed on softwood lumber imported from Canada. In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage and established a final CVD rate of 18.79%. Because the final determination eliminated the 90-day retroactive duties, the company reversed its $18 million accrual for the retroactive portion of the CVD during the first quarter of 2002. In May 2002, the ITC confirmed its earlier ruling that the U.S. industry is threatened by subsidized and dumped imports. Its finding of only threat of injury means that the CVD and antidumping duties will be collected only for the period beginning with the publication of its final order on May 22, 2002. In the antidumping portion of the case, the Department had chosen Weyerhaeuser and five Canadian companies to provide data for the antidumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that the company had engaged in

Weyerhaeuser Company
-37-

dumping and set a preliminary "dumping margin" for the company. In the final determination, the company's rate was set at 12.34%. As of the end of the first quarter of 2002, the company's accrual for the CVD and antidumping liability was $42 million. With the ITC finding only a threat of injury, the accrual was reversed on the company books during the second quarter. Approximately one year following the publication of the final order and annually thereafter for a total of five years, the Department will conduct reviews to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and antidumping orders would be automatically reviewed in a "sunset" proceeding to determine whether dumping or a countervailing subsidy would be likely to continue or recur. The company filed a notice of appeal under the North American Free Trade Agreement and requested that a panel be convened to review the imposition of the antidumping duty. The federal and provincial governments in Canada also moved for appellate review by panels under NAFTA and the World Trade Organization (WTO) with respect to the CVD findings. In July 2002, the WTO issued two interim rulings against the United States. The first ruling was against the so-called "Byrd Amendment," which gives U.S. firms cash from punitive trade sanctions applied on foreign imports. The second ruling was that a key measure used in the CVD to determine the existence of a subsidy is improper. It is difficult to predict the net effect final duties will have on the company because the company produces softwood lumber in both the United States and Canada. The company believes that the controversy has created some volatility and uncertainty in the marketplace, but will not have a material adverse effect on the company's current financial position, liquidity or results of operations.

In April 1999, Willamette's Johnsonburg, Pennsylvania paper and pulp mill received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act (CAA). Management has met with federal and state officials to resolve the matters alleged in the NOV and will continue to work with officials to narrow issues in dispute. Management believes that it is reasonably possible that a settlement will be reached at a future date, that may involve payment of a penalty of up to approximately $1 million and the installation of pollution control equipment.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding or environmental matter is subject to a great many variables and cannot be predicted with any degree of certainty, the company presently believes that any ultimate outcome resulting from these proceedings and matters, or all of them combined, will not have a material effect on the company's financial position, liquidity or results of operations.

Item 2.   Changes in Securities

(c) In March 2002, the company issued $5.5 billion of long-term debt, including $500 million of floating rate notes due September 15, 2003; $1.0 billion of 5.5% notes due March 15, 2005; $1.0 billion of 6.125% notes due March 15, 2007; $1.75 billion of 6.75% notes due March 15, 2012; and $1.25 billion of 7.375% debentures due March 15, 2032. The notes were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended; to a limited number of institutional accredited investors as defined in Rule 501 under the Securities Act and outside the United States in compliance with Regulation S of the Securities Act of 1933, as amended. The initial purchasers of the securities were Morgan Stanley & Co. Incorporated; J.P. Morgan Securities, Inc.; Deutsche Banc Alex. Brown Inc.; Tokyo-Mitsubishi International plc; Banc of America Securities LLC; Salomon Smith Barney Inc.; and Scotia Capital (USA) Inc. The proceeds from the sale of the securities were used to repay indebtedness incurred in connection with the Willamette acquisition.

Item 3.    Defaults upon Senior Securities           not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 16, 2002, were:

The reelection of Martha Ingram, John Kieckhefer, Arnold Langbo and Clayton Yeutter to the board of directors.

                                            For          Withheld
                                       -------------  -------------
Ingram                                  186,169,567    7,815,163
Kieckhefer                              187,109,174    6,875,556
Langbo                                  187,073,160    6,911,570
Yeutter                                 187,037,257    6,947,473

Weyerhaeuser Company
-38-

The terms of Richard Haskayne, Robert Herbold, Donald Mazankowski, Nicole Piasecki, Steven Rogel, William Ruckelshaus, Richard Sinkfield and James Sullivan continued after the annual meeting.

                                       For        Against      Abstain
                                  ------------  -----------  -----------
Proposal to approve an amendment
to the Weyerhaeuser Company 1998
Long-Term Incentive Plan           183,872,022   8,829,924    1,282,785

Shareholder proposal relating
to a classified board               99,253,092  78,251,938    1,657,986

Shareholder proposal relating
to shareholder rights plan          92,409,764  85,020,997    1,730,755

Item 5.    Other Information                          not applicable

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

12. Statement regarding computation of ratios
99. Certification Pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 24, January 29, February 26, March 28, April 1, April 19, April 25, May 20, June 7, July 1, July 23, August 9 and August 13, 2002, and on Form 8-K/A dated February 28, 2002, reporting information under Item 2, Acquisition or Disposition of Assets;
Item 4, Changes in Registrant's Certifying Accountant; Item 5, Other Events;
Item 7, Financial Statements and Exhibits; and Item 9, Regulation FD Disclosure.

Weyerhaeuser Company
-39-

EXHIBITS INDEX
--------------
Exhibits:

12. Statement regarding computation of ratios
99. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              EXHIBIT 12

                    WEYERHAEUSER COMPANY AND SUBSIDIARIES
             COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                       (Dollar Amounts in Thousands)

                                                   TWENTY-SIX WEEKS ENDING
                                                   -----------------------
                                                   JUNE 30,        JULY 1,
                                                    2002            2001
                                                   ---------     ---------
Available earnings:
  Earnings before interest expense,
    amortization of debt expense,
    income taxes and extraordinary item            $560,578      $704,576
  Add interest portion of rental expense             27,164        22,708
                                                   ---------     ---------
  Available earnings before extraordinary item     $587,742      $727,284
                                                   =========     =========

Fixed charges:
  Interest expense incurred:
    Weyerhaeuser Company and subsidiaries
      excluding Weyerhaeuser Real Estate Company,
      Weyerhaeuser Financial Services, Inc. and
      Gryphon Investments of Nevada and
      their subsidiaries                           $349,358      $173,880
    Weyerhaeuser Real Estate Company and
      consolidated subsidiaries                      25,514        32,661
    Weyerhaeuser Financial Services, Inc.
      and consolidated subsidiaries                     683         4,541
    Gryphon Investments of Nevada, Inc.                  --            --
                                                   ---------     ---------
        Subtotal                                    375,555        211,082
    Less intercompany interest                          466            681
                                                   ---------     ---------
    Total interest expense incurred                 375,089        210,401
                                                   ---------     ---------
    Amortization of debt expense                     15,432          1,748
                                                   ---------     ---------

    Rental expense:
      Weyerhaeuser Company and consolidated
        subsidiaries                                 76,362         63,691
      Weyerhaeuser Real Estate Company and
        consolidated subsidiaries                     5,129          4,433
      Weyerhaeuser Financial Services, Inc.
        and consolidated subsidiaries                    --             --
      Gryphon Investments of Nevada, Inc.                --             --
                                                   ---------     ---------
                                                     81,491         68,124
                                                   ---------     ---------
        Interest portion of rental expense           27,164         22,708
                                                   ---------     ---------
        Fixed Charges                              $417,685       $234,857
                                                   =========     =========
   Ratio of earnings to fixed charges                  1.41x          3.10x
                                                   =========     =========

WEYERHAEUSER COMPANY WITH ITS WEYERHAEUSER REAL ESTATE COMPANY, WEYERHAEUSER FINANCIAL SERVICES, INC. AND GRYPHON INVESTMENTS OF NEVADA SUBSIDIARIES ACCOUNTED FOR ON THE EQUITY METHOD, BUT EXCLUDING THE UNDISTRIBUTED EARNINGS OF THOSE SUBSIDIARIES COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                         (Dollar Amounts in Thousands)

                                                   TWENTY-SIX WEEKS ENDING
                                                   -----------------------
                                                   JUNE 30,        JULY 1,
                                                    2002            2001
                                                   ---------     ---------
Available earnings:
  Earnings before interest expense,
    amortization of debt expense,
    income taxes and extraordinary item            $536,862      $583,225
  Add interest portion of rental expense             25,454        21,230
                                                   ---------     ---------
                                                    562,316       604,455
                                                   ---------     ---------

  Deduct undistributed earnings of
    equity affiliates                                (3,932)      (28,461)
                                                   ---------     ---------
  Deduct undistributed earnings before income
    taxes of Weyerhaeuser Real Estate Company,
    Weyerhaeuser Financial Services, Inc. and
    Gryphon Investments of Nevada and
    their subsidiaries:
      Deduct pretax earnings                       (169,258)     (130,861)
      Add back dividends paid to Weyerhaeuser             --       30,000
                                                   ---------     ---------
        Undistributed earnings                     (169,258)     (100,861)
                                                   ---------     ---------

  Available earnings before extraordinary item     $389,126      $475,133
                                                   =========     =========
Fixed charges:
  Interest expense incurred                        $349,358      $173,880
  Amortization of debt expense                       15,432         1,748
  Interest portion of rental expense                 25,454        21,230
                                                   ---------     ---------
    Fixed charges                                  $390,244      $196,858
                                                   =========     =========

  Ratio of earnings to fixed charges                   1.00x         2.41x
                                                   =========     =========

                                   EXHIBIT 99


                    Certification Pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002
                  (Subsections (a) and (b) of Section 1350,
                 Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Weyerhaeuser Company, a Washington corporation (the "Company"), hereby certifies that:

The Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the "Form 10-Q") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Steven R. Rogel
Chief Executive Officer
Dated: August 14, 2002

/s/ William C. Stivers
Chief Financial Officer
Dated: August 14, 2002


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.