Form 10-Q
period 2002-09-29
WEYERHAEUSER CO
filed 2002-11-12
CIK 106535

SECURITIES AND EXCHANGE COMMISSION
                    ----------------------------------
                         Washington, D.C.  20549

                                FORM 10-Q


      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the thirty-nine weeks ended September 29, 2002, or

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
The number of shares outstanding of the registrant's class of common stock, as of November 1, 2002, was 218,947,525 common shares ($1.25 par value).

Weyerhaeuser Company
-2-

                         WEYERHAEUSER COMPANY AND SUBSIDIARIES

                             Index to Form 10-Q Filing
                   For the thirty-nine weeks ended September 29, 2002

                                                            Page No.
                                                            --------
Officer Certifications                                       3-4
Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Statement of Earnings                  5
         Consolidated Balance Sheet                          6-7
         Consolidated Statement of Cash Flows                8-9
         Notes to Financial Statements                       10-30

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       31-40

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                   41

Item 4.  Controls and Procedures                             42

Part II. Other Information

Item 1.  Legal Proceedings                                   43
Item 2.  Changes in Securities                               (not applicable)
Item 3.  Defaults upon Senior Securities                     (not applicable)
Item 4.  Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.  Other Information                                   (not applicable)
Item 6.  Exhibits and Reports on Form 8-K                    43

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 30, 2001. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated.
The results of operations for the thirty-nine week period ended
September 29, 2002, should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

                                        WEYERHAEUSER COMPANY

                                     By /s/  Steven J. Hillyard
                                        --------------------------
                                         Steven J. Hillyard
                                         Duly Authorized Officer and
                                         Principal Accounting Officer

November 12, 2002

Weyerhaeuser Company -3-

                            CERTIFICATIONS

I, Steven R. Rogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Weyerhaeuser
   Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         Date:  November 12, 2002

                         /s/  Steven R. Rogel
                         ----------------------------
                         Steven R. Rogel
                         Chairman, President and Chief Executive Officer

Weyerhaeuser Company -4-

I, William C. Stivers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Weyerhaeuser
   Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         Date:  November 12, 2002

                         /s/  William C. Stivers
                         ----------------------------
                         William C. Stivers
                         Executive Vice President and Chief Financial Officer

Weyerhaeuser Company -5-

                     WEYERHAEUSER COMPANY AND SUBSIDIARIES
                     -------------------------------------
                      CONSOLIDATED STATEMENT OF EARNINGS
         For the periods ended September 29, 2002 and September 30, 2001
                (Dollar amounts in millions except per-share data)
                                 (Unaudited)

                                Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,   Sept. 29,  Sept. 30,
                                    2002       2001        2002       2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues:
 Weyerhaeuser                    $  4,444    $  3,360    $ 12,584   $ 10,050
 Real estate and related assets       468         392       1,285      1,097
                                 --------    --------    --------   --------
Total net sales and revenues        4,912       3,752      13,869     11,147
                                 --------    --------    --------   --------
Costs and expenses:
 Weyerhaeuser:
  Costs of products sold           3,598        2,659       9,992      7,795
  Depreciation, amortization and
    fee stumpage                     304          223         879        648
  Selling expenses                   116           95         335        286
  General and administrative
    expenses                         201          148         618        501
  Research and development expenses   11           11          36         38
  Taxes other than payroll and
    income taxes                      48           38         139        113
  Other operating costs, net (Note 13)19           24          (4)        77
  Charges for integration of
    facilities (Note 14)              17            4          42         23
  Charges for closure of
    facilities (Note 15)              --           32          55         32
                                 --------    --------    --------   --------
                                   4,314        3,234      12,092      9,513
                                 --------    --------    --------   --------
Real estate and related assets:
 Costs and operating expenses        359          301         967        824
 Depreciation and amortization         1            2           4          5
 Selling expenses                     23           23          68         61
 General and administrative expenses  14            4          35         30
 Taxes other than payroll and
   income taxes                        1            1           3          4
 Other operating costs, net            6           (2)         --         (4)
                                  --------    --------    --------   --------
                                     404          329       1,077        920
                                  --------    --------    --------   --------
Total costs and expenses           4,718        3,563      13,169     10,433
                                  --------    --------    --------   --------
Operating income                     194          189         700        714

Interest expense and other:
 Weyerhaeuser:
   Interest expense incurred        (214)         (93)       (579)      (268)
   Interest capitalized               16            6          36         16
   Equity in income (loss) of
     affiliates (Note 4)              (6)           5         (12)        35
   Interest income and other           9            4          20         14
 Real estate and related assets:
   Interest expense incurred         (12)         (17)        (38)       (54)
   Interest capitalized               12           16          38         49
   Equity in income of unconsolidated
     entities (Note 4)                10            4          22         21
   Interest income and other          11            8          25         13
                                  --------    --------    --------   --------
Earnings before income taxes and
   extraordinary item                 20          122         212        540
Income taxes (Note 5)                 (7)         (31)        (74)      (171)
                                  --------    --------    --------   --------
Earnings before extraordinary item    13           91         138        369
Extraordinary item, net of tax
   benefit of $12 (Note 16)           --           --         (23)        --
                                  --------    --------    --------   --------
Net earnings                      $   13      $    91      $  115    $   369
                                  ========    ========    ========   ========

Basic and diluted net earnings per share (Note 2):
 Before extraordinary item        $ 0.06      $  0.41      $  0.62   $  1.68
 Extraordinary item (Note 16)         --           --        (0.10)       --
                                  --------    --------    --------   --------
 Basic and diluted net earnings   $ 0.06      $  0.41      $  0.52   $  1.68
                                  ========    ========    ========   ========
Dividends paid per share          $ 0.40      $  0.40      $  1.20   $  1.20
                                  ========    ========    ========   ========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company -6-

                     WEYERHAEUSER COMPANY AND SUBSIDIARIES
                     -------------------------------------
                         CONSOLIDATED BALANCE SHEET
                    September 29, 2002 and December 30, 2001
                        (Dollar amounts in millions)
                               (Unaudited)

                                                       Sept. 29,  Dec. 30,
                                                         2002       2001
                                                     ----------  ----------
Assets
------

Weyerhaeuser
  Current assets:
    Cash and cash equivalents                         $    119    $    202
    Receivables, less allowances                         1,604       1,024
    Inventories (Note 6)                                 1,951       1,428
    Prepaid expenses                                       485         407
                                                    ----------  ----------
      Total current assets                               4,159       3,061

  Property and equipment (Note 7)                       12,235       8,309
  Construction in progress                               1,338         428
  Timber and timberlands at cost, less fee
    stumpage charged to disposals                        4,436       1,789
  Investments in and advances to equity
    affiliates (Note 4)                                    541         541
  Goodwill (Note 8)                                      2,812       1,095
  Deferred pension and other assets                      1,239       1,053
                                                     ----------  ----------
                                                        26,760      16,276
                                                     ----------  ----------
Real estate and related assets
  Cash and cash equivalents                                 11           2
  Receivables, less discounts and allowances                68          71
  Mortgage-related financial instruments, less
    discounts and allowances                                23          62
  Real estate in process of development and for sale       735         689
  Land being processed for development                     995         958
  Investments in unconsolidated entities, less
    reserves (Note 4)                                       31          60
  Other assets                                             172         175
                                                      ----------  ----------
                                                         2,035       2,017
                                                      ----------  ----------
       Total assets                                   $ 28,795    $ 18,293
                                                      ==========  ==========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company -7-

                                                       Sept. 29,  Dec. 30,
                                                         2002       2001
                                                      ----------  ----------
Liabilities and shareholders' interest
--------------------------------------

Weyerhaeuser
  Current liabilities:
    Notes payable and commercial paper (Note 10)      $     231   $      4
    Current maturities of long-term debt (Note 11)          791          8
    Accounts payable                                      1,059        809
    Accrued liabilities (Note 9)                          1,189      1,042
                                                      ----------  ----------
      Total current liabilities                           3,270      1,863
  Long-term debt (Note 11)                               12,224      5,095
  Deferred income taxes (Note 5)                          4,360      2,377
  Deferred pension, other postretirement
      benefits and other liabilities                        947        877
  Commitments and contingencies (Note 17)
                                                      ----------  ----------
                                                         20,801     10,212
                                                      ----------  ----------
Real estate and related assets
  Notes payable and commercial paper (Note 10)               80        358
  Long-term debt (Note 11)                                  856        620
  Other liabilities                                         432        408
  Commitments and contingencies (Note 17)
                                                      ----------  ----------
                                                          1,368      1,386
                                                      ----------  ----------
       Total liabilities                                 22,169     11,598
                                                      ----------  ----------
Shareholders' interest (Note 12)
  Common shares:  $1.25 par value;  authorized
    400,000,000 shares; issued and outstanding:
    218,947,509 and 216,573,822 shares                      274        271
  Exchangeable shares: no par value; unlimited
    shares authorized; issued and held by nonaffiliates:
    2,304,269 and 3,289,259 shares                          157        224
  Other capital                                           2,826      2,693
  Retained earnings                                       3,702      3,852
  Cumulative other comprehensive loss                      (333)      (345)
                                                      ----------  ----------
      Total shareholders' interest                        6,626      6,695
                                                      ----------  ----------

      Total liabilities and shareholders' interest    $  28,795   $ 18,293
                                                      ==========  ==========

Weyerhaeuser Company -8-

                         WEYERHAEUSER COMPANY AND SUBSIDIARIES
                         -------------------------------------
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the thirty-nine week periods ended
                       September 29, 2002 and September 30, 2001
                          (Dollar amounts in millions)
                                 (Unaudited)

                                                           Consolidated
                                                      ----------------------
                                                       Sept. 29,  Sept. 30,
                                                         2002       2001
                                                      ----------  ----------
Cash flows from operations:
 Net earnings                                         $    115    $     369
 Noncash charges (credits) to income:
   Depreciation, amortization and fee stumpage             883          652
   Deferred income taxes, net                               33           62
   Net pension and other postretirement benefit income     (64)        (157)
   Equity in income (loss) of affiliates and
     unconsolidated entities                               (10)         (56)
   Reversals of countervailing duties and
     antidumping penalties (Note 17)                       (47)          --
   Charges for integration of facilities (Note 14)          42           23
   Charges for closure of facilities (Note 15)              55           32
   Charge for impairment of long-lived assets (Note 13)     --           20
   Extraordinary loss on early extinguishment of
     debt (Note 16)                                         35           --
 Decrease (increase) in working capital, net of acquisitions:
   Receivables                                            (158)          62
   Inventories, real estate and land                       (71)         (98)
   Prepaid expenses                                        (57)          13
   Mortgage-related financial instruments                    7            3
   Accounts payable and accrued liabilities                (92)         (91)
(Gain) loss on disposition of assets                         2            5
 Other                                                     (14)        (100)
                                                       ----------  ----------
Net cash from operations                                   659          739
                                                       ----------  ----------
Cash flows from investing activities:
 Purchases of property and equipment                      (684)        (485)
 Timberlands reforestation                                 (26)         (20)
 Acquisition of timberlands                                (47)         (92)
 Acquisition of businesses and facilities,
   net of cash acquired (Note 18)                       (6,119)        (261)
 Net distributions from (investments in)
   equity affiliates                                        38          136
 Proceeds from sale of:
   Property and equipment                                   43           41
   Mortgage-related financial instruments                   35            8
 Intercompany advances                                      --           --
 Other                                                      (5)         (28)
                                                       ----------  ----------
Net cash from investing activities                      (6,765)        (701)
                                                       ----------  ----------
Cash flows from financing activities:
  Issuances of debt                                     13,417         1,240
  Notes and commercial paper borrowings, net              (276)         (890)
  Cash dividends                                          (265)         (263)
  Intercompany cash dividends                               --            --
  Payments on debt                                      (6,903)         (151)
  Exercise of stock options                                 67            29
  Other                                                     (8)          (13)
                                                       ----------  ----------
Net cash from financing activities                       6,032           (48)
                                                       ----------  ----------
Net change in cash and cash equivalents                    (74)          (10)
Cash and cash equivalents at beginning of period           204           123
                                                       ----------  ----------
Cash and cash equivalents at end of period              $  130      $    113
                                                       ==========  ==========
Cash paid (received) during the period for:
  Interest, net of amount capitalized                   $  539      $    292
                                                       ==========  ==========
  Income taxes                                          $   32      $     35
                                                       ==========  ==========

See Accompanying Notes to Financial Statements

Weyerhaeuser Company -9-

           Weyerhaeuser               Real Estate and Related Assets
   ------------------------------     ------------------------------
      Sept. 29,      Sept. 30,           Sept. 29,      Sept. 30,
         2002          2001                2002           2001
   -------------    -------------     -------------    -------------
    $     (51)      $     237          $      166       $     132

          879             647                   4               5
           25              56                   8               6
          (63)           (152)                 (1)             (5)
           12             (35)                (22)            (21)
          (47)             --                  --              --
           42              23                  --              --
           55              32                  --              --
           --              20                  --              --
           35              --                  --              --

         (161)             79                   3             (17)
          (12)            (19)                (59)            (79)
          (52)             10                  (5)              3
           --              --                   7               3
         (116)           (109)                 24              18
            3               5                  (1)             --
            8             (50)                (22)            (50)
    -------------    -------------     -------------    -------------
          557             744                 102              (5)
    -------------    -------------     -------------    -------------

         (683)           (483)                 (1)             (2)
          (26)            (20)                 --              --
          (47)            (92)                 --              --

       (6,119)           (261)                 --              --

           (9)            (33)                 47             169

           43              41                  --              --
           --              --                  35               8
           54              10                 (54)            (10)
           (2)            (24)                 (3)             (4)
     -------------    -------------     -------------    -------------
       (6,789)           (862)                 24             161
     -------------    -------------     -------------    -------------

       13,127             840                 290             400
            2            (406)               (278)           (484)
         (265)           (263)                 --              --
           75              30                 (75)            (30)
       (6,849)           (106)                (54)            (45)
           67              29                  --              --
           (8)            (13)                 --              --
    -------------    -------------     -------------    -------------
        6,149             111                (117)           (159)
    -------------    -------------     -------------    -------------
          (83)             (7)                  9              (3)
          202             115                   2               8
    -------------    -------------     -------------    -------------
    $     119        $    108          $       11       $       5
    =============    =============     =============    =============

    $     538        $    285          $        1       $       7
    =============    =============     =============    =============
    $     (50)       $    (38)         $       82       $      73
    =============    =============     =============    =============

Weyerhaeuser Company -10-

                  WEYERHAEUSER COMPANY AND SUBSIDIARIES
                  -------------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                  For the thirty-nine week periods ended
                 September 29, 2002 and September 30, 2001
                               (Unaudited)

Note 1:  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries (the company). As discussed in Note 18: Acquisition, the accounts of Willamette Industries, Inc. (Willamette) are included beginning February 11, 2002. Investments in and advances to equity affiliates which are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings. Significant intercompany transactions and accounts are eliminated.

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

Nature of Operations

Weyerhaeuser's principal business segments, which account for the majority of sales, earnings and the asset base, are:

.. Timberlands, which manages 7.3 million acres of company-owned forestland in North America. The company also has .8 million acres of leased commercial forestland in the United States.

  Through several wholly-owned subsidiaries and joint ventures, the company is also responsible for management, marketing and distribution activities for both forestlands and manufacturing facilities located in New Zealand, Australia, Ireland, France and Uruguay.

.. Wood products, which produces a full line of solid wood products that are sold primarily through the company's own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

.. Pulp and paper, which manufactures and sells pulp, paper and bleached paperboard in North American, European and Pacific Rim markets.

.. Containerboard, packaging and recycling, which manufactures and sells containerboard in North American, Pacific Rim and European markets and packaging products for the domestic and Mexican markets, and which operates an extensive wastepaper recycling system that serves company mills and worldwide markets.

Weyerhaeuser also holds renewable long-term licenses on 33.8 million acres of forestland located in British Columbia, Alberta, Saskatchewan, Ontario, and New Brunswick, Canada, that are managed by our Canadian operations. Revenues and expenses associated with these licenses are included in the results of operations of the manufacturing operations they support. The terms of these licenses are described under "Timber and Timberlands" below.

During the second quarter of 2002, Weyerhaeuser changed the structure of its internal organization, resulting in a change in the composition of its reportable segments. In financial reports prior to the second quarter of 2002, Weyerhaeuser's paper-related businesses were reported in a single pulp, paper and packaging segment. This report reflects the split of the pulp, paper and packaging segment into two segments entitled (i) pulp and paper, and (ii) containerboard, packaging and recycling. Comparative information has been restated to conform to the new reportable segments.

Weyerhaeuser Company -11-

Accounting Pronouncements Implemented

At the beginning of fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In accordance with Statement 142, the company no longer amortizes goodwill over an estimated useful life. Rather, the company assesses goodwill for impairment by applying a fair value based test at least annually. The company has performed the fair value based assessment of goodwill as of the beginning of fiscal 2002. Based upon this assessment, management believes goodwill was not impaired upon the implementation of this standard. Statement 142 also requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives. There were no separately identified intangible assets other than goodwill that existed from acquisitions prior to the adoption of Statement 142.

At the beginning of fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary. Statement 144 supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of
Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Implementation of Statement 144 did not have a material impact on the company's financial position, results of operations or cash flows.

Prospective Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The company will adopt Statement 143 as of the beginning of fiscal 2003. The company has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting required for sale-leaseback transactions and for certain lease modifications that have similar economic effects. This Statement also amends other existing pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. As a result of the rescission of Statement 4, the company will reclassify the 2002 first quarter extraordinary loss from early extinguishment of debt into earnings before extraordinary items in its annual report for 2002. The provisions rescinding Statements 44 and 64 will be effective in fiscal year 2003. The provisions amending Statement 13 and all other provisions are effective for transactions occurring or financial statements issued on or after May 15, 2002.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 will supersede accounting guidance previously provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the company's financial position, results of operations or cash flows.

Weyerhaeuser Company -12-

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

Derivatives

The company utilizes well-defined financial contracts in the normal course of its operations as a means to manage its foreign exchange, interest rate and commodity price risks. The vast majority of these contracts either do not provide for net settlement or are fixed-price contracts for future purchases and sales of various commodities that meet the definition of "normal purchases or normal sales," and therefore, are not considered derivative instruments for accounting purposes. The company's current accounting treatment for the limited number of contracts considered derivative instruments follows.

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

.. Commodity contracts, the objective of which is to hedge the variability of future cash flows associated with certain commodity transactions.

Gains or losses related to cash flow hedges that have been recorded in other comprehensive income are reclassified into earnings at the contracts' respective settlement dates.

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

.. Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments calculated on a notional amount. The swap, which was acquired in 2001 as part of the Cedar River Paper Company acquisition, cannot be designated as a hedge under Statement 133; however, it fixes $50 million of the company's variable rate tax-exempt bond exposure. The swap is marked to market value quarterly and any unrealized gains and losses are recognized in earnings currently.

.. Lumber and other commodity futures designed to manage the consolidated exposure to changes in inventory values due to fluctuations in market prices for selected business units. The company's commodity futures positions are marked to market value at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions have not had a material effect on the company's financial position, results of operations or cash flows. As of September 29, 2002, the company's net position with commodity futures contracts was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The notional amounts of these derivative financial instruments are $238 million and $198 million at September 29, 2002, and December 30, 2001, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each

Weyerhaeuser Company -13-

party is required to pay based on contractual terms. The net earnings impact resulting from the company's use of derivative instruments was income of $8 million and $5 million for the thirty-nine weeks ended September 29, 2002, and September 30, 2001, respectively.

Cash and Cash Equivalents

Short-term investments with original maturities of 90 days or less are considered cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost approximately half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $718 million and $354 million at September 29, 2002, and December 30, 2001, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $187 million and $217 million greater at September 29, 2002, and December 30, 2001, respectively.

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

The cost and accumulated depreciation of property sold or retired is removed from the accounts and the gain or loss is included in earnings.

Timber and Timberlands

Timber and timberlands are carried at cost less fee stumpage charged to disposals. Fee stumpage is the cost of standing timber and is charged to fee timber disposals as fee timber is harvested, lost as a result of casualty or sold. Generally, all initial site preparation and planting costs are capitalized as reforestation. Reforestation is transferred to a merchantable harvestable) timber classification after 15 years in the South and 41 years in the West. Generally, costs incurred after the first planting, such as fertilization, vegetation and insect control, pruning and pre-commercial thinning, property taxes and interest, are considered to be maintenance of the forest and are expensed. Accounting practices for these costs do not change when timber becomes merchantable and harvesting commences.

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

Weyerhaeuser also holds forest management licenses in various Canadian provinces. The provincial governments grant these licenses for initial periods of 15-25 years, and the licenses are renewable every five years, provided the company meets normal reforestation, operating and management guidelines. Calculation of fees payable on harvested volumes varies from province to province, but is tied to product market pricing and the allocation of land management responsibilities agreed to in the license.

Weyerhaeuser Company -14-

Goodwill

Effective in the first quarter of 2002, the company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is assessed for impairment at least annually using a fair value based approach.

Prior to the adoption of Statement 142, goodwill was amortized on a straight-line basis over 40 years, which was the expected period to be benefited. See Note 8: Goodwill for a reconciliation of 2001 earnings excluding goodwill amortization.

Accounts Payable

The company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, certain accounts had negative book cash balances totaling $173 million and $132 million at September 29, 2002, and December 30, 2001, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheet.

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

Revenue Recognition

The company's forest products operations recognize revenue from product sales upon shipment to their customers, except for export sales where revenue is recognized when title transfers at the foreign port.

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

Weyerhaeuser Company -15-

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the company's operations outside the United States. Assets and liabilities are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, additional minimum pension liability adjustments and fair value adjustments on derivative instruments designated as cash flow hedges. See
Note 3: Comprehensive Income (Loss).

Reclassifications

Certain reclassifications have been made to conform comparative data to the current format.

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

Note 2:  Net Earnings Per Share

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and dilutive stock options outstanding during the period.

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,   Sept. 29,  Sept. 30,
                                    2002       2001        2002       2001
                                 --------------------  ----------------------
Weighted average shares outstanding (thousands):
  Basic                            221,251    219,801     220,818    219,577
  Dilutive effect of stock options     372        504         829        353
                                   -------    -------     -------    -------
  Diluted                          221,623    220,305     221,647    219,930
                                   =======    =======     =======    =======

Options to purchase 4,072,629 shares for the thirty-nine weeks ended September 29, 2002, and 859,861 shares for the thirty-nine weeks ended September 30, 2001, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market prices of common shares during those periods.

Weyerhaeuser Company -16-

Note 3:  Comprehensive Income (Loss)

The company's comprehensive income (loss) is as follows:

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,   Sept. 29,  Sept. 30,
Dollar amounts in millions          2002       2001        2002       2001
                                 ---------  ---------  ---------   ----------
Net earnings                      $     13   $    91    $    115   $    369
Other comprehensive income (loss):
  Foreign currency translation
      adjustments related to investments
      in foreign subsidiaries          (80)     (103)         13       (105)
  Cash flow hedges:
      Net derivative gains (losses),
        net of tax (benefit) expense of
        $0 and $(2) for the thirteen
        weeks and $0 and $3 for the
        thirty-nine weeks, respectively (1)       (2)        (1)          5
      Reclassification of (gains) losses,
        net of tax benefit (expense) of $0
        and $0 for the thirteen weeks and
        $0 and $(1) for the thirty-nine
        weeks, respectively             --         --         --         (2)
                                 ---------  ---------  ---------   ----------
                                  $    (68)  $   (14)   $   127     $    267
                                 =========  =========  =========   ==========

Note 4:  Equity Affiliates

Weyerhaeuser

Weyerhaeuser's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. Weyerhaeuser's significant equity affiliates as of September 29, 2002, are:

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

Weyerhaeuser Company -17-

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

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, follows. Unconsolidated net sales and revenues and net income (loss) for the thirty-nine weeks ended September 30, 2001, also include Cedar River Paper Company, a joint venture that became wholly owned by the company in July 2001.


                                                      Sept. 29,    Dec. 30,
Dollar amounts in millions                              2002         2001
                                                      ---------   ----------
Current assets                                         $   201     $    191
Noncurrent assets                                        1,213        1,222
Current liabilities                                        124          120
Noncurrent liabilities                                     348          326

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,  Sept. 29,  Sept. 30,
Dollar amounts in millions          2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $    138   $    155   $    434    $   603
Operating income (loss)                (17)         1        (24)        64
Net income (loss)                      (26)        (2)       (35)        46

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

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows. Net sales and revenues and net income (loss) for the thirty-nine weeks ended September 30, 2001, include the results of non-real estate partnership investments, which the company sold during the first quarter of 2001.

Weyerhaeuser Company -18-

                                                      Sept. 29,    Dec. 30,
Dollar amounts in millions                              2002         2001
                                                      ---------   ----------
Current assets                                         $     8     $     8
Noncurrent assets                                          281         306
Current liabilities                                         13          11
Noncurrent liabilities                                     199         158

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,  Sept. 29,  Sept. 30,
Dollar amounts in millions          2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $     14   $    11    $     41    $   451
Operating income                         7         4          26        167
Net income                               1         3          15        133

The company may charge management and/or development fees to these unconsolidated entities. The aggregate total of these transactions is not material to the results of operations of the company.

Note 5:  Income Taxes

Provisions for income taxes include the following:

                                                    Thirty-nine weeks ended
                                                    ------------------------
                                                      Sept. 29,    Sept. 30,
Dollar amounts in millions                              2002         2001
                                                      ---------   ----------
Federal:
   Current                                            $     22     $     82
   Deferred                                                 40          122
                                                      ---------   ----------
                                                            62          204
                                                      ---------   ----------

State:
   Current                                                   8           11
   Deferred                                                  3           12
                                                       ---------   ----------

                                                            11           23
                                                       ---------   ----------
Foreign:
   Current                                                  11           16
   Deferred                                                (10)         (72)
                                                       ---------   ----------
                                                             1          (56)
                                                       ---------   ----------

                                                        $   74      $   171
                                                       =========   ==========


Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

During the third quarter of 2001, a one-time reduction in the British Columbia provincial corporate income tax rate was enacted. During the second quarter of 2001, a phased-in reduction in Canadian income taxes was also enacted. These changes in tax law produced one-time benefits by reducing foreign deferred income taxes by $14 million in the third quarter of 2001 and by $29 million in the thirty-nine weeks ended September 30, 2001, due to the effect of the lower tax rates on the accumulated temporary differences of the company's Canadian subsidiaries. The effect on foreign current income taxes was not significant.

The company's effective tax rate for the thirty-nine week periods ended September 29, 2002, and September 30, 2001, was 35% and 31.7%, respectively. For 2002, the effective tax rate reflects the federal statutory rate of 35%, increased for the effect of state income taxes and decreased by benefits

Weyerhaeuser Company -19-

realized from the utilization of tax credits. In 2001, the effective tax rate is lower than the 35% federal statutory rate, principally due to the effects of the changes in the Canadian tax rates. These reductions were partially offset by the effect of state income taxes.

Deferred taxes are provided for the temporary differences between the financial and tax bases of assets and liabilities, applying presently enacted tax rates and laws. The major sources of these temporary differences include depreciable and depletable assets, real estate, and pension and retiree health care liabilities.

Note 6:  Inventories


                                                      Sept. 29,    Dec. 30,
Dollar amounts in millions                              2002         2001
                                                      ---------   ----------
Logs and chips                                         $   171     $   186
Lumber, plywood, panels and engineered lumber              518         401
Pulp and paper                                             289         194
Containerboard and packaging                               268         145
Other products                                             252         195
Materials and supplies                                     453         307
                                                      ---------   ----------
                                                       $ 1,951     $ 1,428
                                                      =========   ==========

Note 7:  Property and Equipment

                                                      Sept. 29,    Dec. 30,
Dollar amounts in millions                              2002         2001
                                                      ---------   ----------
Property and equipment, at cost:
  Land                                                $    320     $   226
  Buildings and improvements                             2,877       2,310
  Machinery and equipment                               15,941      12,020
  Rail and truck roads                                     733         612
  Other                                                    211         202
                                                      ---------   ----------
                                                        20,082      15,370
Less allowance for depreciation and amortization        (7,847)     (7,061)
                                                      ---------   ----------
                                                      $ 12,235    $  8,309
                                                      =========   ==========

Note 8:  Goodwill

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 29, 2002, are as follows:

Balance as of December 30, 2001                                   $  1,095
Goodwill acquired (Note 18)                                          1,721
Goodwill written off related to facility closures (Note 15)             (6)
Other                                                                    2
                                                                 ----------
Balance as of September 29, 2002                                  $  2,812
                                                                 ==========

Weyerhaeuser Company -20-

The following table illustrates the effect of goodwill amortization on 2001 net earnings and net earnings per share.

                                   Earnings Before       Basic and Diluted
                                  Extraordinary Item    Earnings Per Share
                                 -------------------- -----------------------
                              Thirty-nine weeks ended  Thirty-nine weeks ended
                                 --------------------  ----------------------
Dollar amounts in millions,      Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
  except per share data            2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Reported earnings before
  extraordinary item              $   138    $   369    $   0.62    $   1.68
Add back goodwill amortization         --         27          --        0.12
                                 ---------  ---------  ---------   ----------
Adjusted earnings before
  extraordinary item              $   138    $   396    $   0.62    $   1.80
                                 =========  =========  =========   ==========

                                               Net Earnings
                                 --------------------------------------------
                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                 Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
                                   2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Reported net earnings             $    13    $    91    $   115     $   369
Add back goodwill amortization         --          8         --          27
                                 ---------  ---------  ---------   ----------
Adjusted net earnings             $    13    $    99    $   115     $   396
                                 =========  =========  =========   ==========

                                   Basic and Diluted Earnings Per Share
                                 --------------------------------------------
                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                 Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
                                   2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Reported net earnings per share   $  0.06    $  0.41    $  0.52     $  1.68
Add back goodwill amortization         --       0.04         --        0.12
                                 ---------  ---------  ---------   ----------
Adjusted net earnings per share   $  0.06    $  0.45    $  0.52     $  1.80
                                 =========  =========  =========   ==========

Note 9:  Accrued Liabilities

                                                      Sept. 29,    Dec. 30,
Dollar amounts in millions                              2002         2001
                                                      ---------   ----------
Payroll - wages and salaries, incentive awards,
  retirement and vacation pay                          $   509     $   419
Taxes - Social Security and real and personal property      79          58
Product warranties                                          39          39
Interest                                                   133         128
Other                                                      429         398
                                                      ---------   ----------
                                                       $ 1,189     $ 1,042
                                                      =========   ==========

Note 10:  Short-Term Debt

Lines of Credit

Weyerhaeuser had short-term bank credit lines of $1.3 billion and $925 million at September 29, 2002, and December 30, 2001, respectively. Both Weyerhaeuser and Weyerhaeuser Real Estate Company (WRECO) can borrow against each facility. WRECO has access to $600 million of the $1.3 billion facility and had available to it all of the $925 million facility. As of September 29, 2002, and December 30, 2001, neither Weyerhaeuser nor WRECO had outstanding borrowings against these facilities. Neither Weyerhaeuser nor WRECO is a guarantor of the borrowing of the other.

In addition, Weyerhaeuser had short-term bank credit lines that provided for the borrowings of up to $300 million at December 30, 2001. This facility was canceled during the first quarter of 2002.

Weyerhaeuser Company -21-

As of December 30, 2001, Weyerhaeuser's lines of credit included a five-year revolving credit facility agreement entered into in 1997 with a group of banks that provided for borrowings of up to the total amount of $400 million, all of which was available to Weyerhaeuser. The agreement was scheduled to expire in November 2002 and was canceled during the first quarter of 2002.

Note 11:  Long-Term Debt

During the first quarter of 2002, Weyerhaeuser utilized bridge financing to fund the acquisition of Willamette (see Note 18: Acquisition). Shortly thereafter, Weyerhaeuser issued $5.5 billion of notes payable and repaid the bridge
financing.   The notes bear interest at rates ranging from LIBOR plus 1.125%
(variable) to 7.375% (fixed) and mature from 2003 to 2032.

During the third quarter of 2002, Weyerhaeuser Real Estate Company issued $290 million of notes payable and applied the proceeds to repay other real estate and related assets borrowings.

Lines of Credit

Weyerhaeuser's lines of credit include a five-year revolving credit facility agreement entered into in 2002 with a group of banks that provides for borrowings of up to the total amount of $1.3 billion, all of which is available to Weyerhaeuser. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks. As of September 29, 2002, Weyerhaeuser had borrowed $1.3 billion against this facility.

The company's compensating balance agreements were not significant.

Note 12:  Shareholders' Interest

Common Shares

A reconciliation of common share activity for the periods ended September 29, 2002, and December 30, 2001, is as follows:

                                                    Thirty-nine  Fifty-two
                                                    weeks ended  weeks ended
                                                      Sept. 29,    Dec. 30,
In thousands                                            2002         2001
                                                      ---------   ----------
Shares outstanding at beginning of year                216,574     213,898
Retraction of exchangeable shares                          985       2,026
Stock options exercised                                  1,389         650
                                                      ---------   ----------
Shares outstanding at end of period                    218,948     216,574
                                                      =========   ==========

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

Weyerhaeuser Company -22-

A reconciliation of Exchangeable Share activity for the periods ended September 29, 2002, and December 30, 2001, is as follows:

                                                     Thirty-nine  Fifty-two
                                                    weeks ended  weeks ended
                                                      Sept. 29,    Dec. 30,
In thousands                                            2002         2001
                                                      ---------   ----------
Shares outstanding at beginning of year                  3,289       5,315
Retractions                                               (985)     (2,026)
                                                      ---------   ----------
Shares outstanding at end of period                      2,304       3,289
                                                      =========   ==========

Cumulative Other Comprehensive Loss

Weyerhaeuser's cumulative other comprehensive loss includes:

                                                      Sept. 29,    Dec. 30,
Dollar amounts in millions                              2002         2001
                                                      ---------   ----------
Foreign currency translation adjustments related
   to investments in foreign subsidiaries              $  (293)   $  (306)
Minimum pension liability adjustment                       (43)       (43)
Cash flow hedge fair value adjustments                       3          4
                                                      ---------   ----------
                                                       $  (333)   $  (345)
                                                      =========   ==========

Note 13:  Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. Weyerhaeuser's other operating costs, net, includes the following pretax items:

                                 Thirteen weeks ended  Thirty-nine weeks ended
                                 --------------------  ----------------------
                                 Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions         2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Foreign exchange transaction
  (gains) losses                  $    16    $    11    $   (19)    $     6
Costs associated with support
  alignment initiative                 --          5          4          55
Transition to Westwood Shipping
  Lines' new fleet                     --         --         --          10
Other, net                              3          8         11           6
                                 ---------  ---------  ---------   ----------
                                  $    19    $    24    $    (4)    $    77
                                 =========  =========  =========   ==========

Foreign exchange transaction gains and losses result from changes in exchange rates primarily related to our Canadian and New Zealand operations. Fluctuations in foreign exchange rates resulted in a foreign exchange transaction gain of $8 million in the first quarter of 2002, a gain of $27 million in the second quarter of 2002, and a loss of $16 million in the third quarter of 2002.

The 2001 support alignment costs include charges of $41 million recognized in conjunction with the company's decision to outsource certain information technology services, of which $20 million related to the impairment of information technology assets sold for $10 million to the outsourcer and $21 million of additional costs such as retention bonuses, severance and other transition costs. Additional support alignment spending in 2002 and 2001 consists of one-time costs representing severance, relocation and outplacement costs as new regional centers were created to deliver support services. Severance costs incurred in 2001 were paid within the fiscal year 2001. Severance costs incurred in 2002 were not material.

The company ceased tracking support alignment costs at the end of the first quarter of 2002, concurrent with the acquisition of Willamette (see
Note 18: Acquisition). Beginning in the second quarter of 2002, costs incurred in connection with the company's integration and cost reduction efforts are included in charges for integration of facilities (see Note 14: Charges for Integration of Facilities).

Weyerhaeuser Company -23-

Note 14:  Charges for Integration of Facilities

In the third quarter of 2002, Weyerhaeuser incurred $17 million of pretax charges related to the transition and integration of activities in connection with the Willamette acquisition. Year-to-date costs for integration of facilities were $42 million. These charges include one-time transition costs such as severance and relocation and include the cost of transitional services
and benefits provided under change in control agreements.   During 2002
severance charges of $7 million were recognized in connection with the planned termination of approximately 250 employees. As of September 29, 2002, approximately 200 of these employees have been terminated and an accrual of approximately $4 million remains.

In the third quarter of 2001, Weyerhaeuser incurred $4 million of pretax charges related to the transition and integration of activities in connection with the MacMillan Bloedel and Trus Joist acquisitions. Year-to-date charges totaled $23 million. These charges represented one-time transition costs including approximately $10 million of severance-related costs recognized in connection with the planned termination of approximately 450 employees. As of September 29, 2002, approximately 200 of the employees had been terminated and approximately $3 million in severance accruals remained. As of December 30, 2001, approximately 100 employees had been terminated and approximately $5 million in related severance accruals remained.

Note 15:  Charges for Closure of Facilities

Year to date 2002 results include pretax charges of $55 million associated with the closure, or impending closure, of an oriented strand board facility, four packaging facilities, a corrugated medium machine and a containerboard facility. The year-to-date charges include $34 million for asset impairments, $6 million for the impairment of goodwill associated with the closed facilities, $8 million of severance and $7 million of other closure costs. The severance costs relate to the termination of approximately 270 employees as a result of these closures, of which approximately 240 had occurred as of September 29, 2002. Approximately $5 million of these severance and closure liabilities remain in accrued liabilities as of September 29, 2002.

In the third quarter of 2001, the company incurred $32 million in pretax charges associated with the announced closures of a containerboard machine in Springfield, Ore., and a fine paper machine and sheeter in Longview, Wash. The charges include $22 million for asset impairments, $6 million of severance and $4 million of other closure costs. The severance costs relate to the termination of approximately 300 employees as a result of the closures. As of September 29, 2002, approximately 270 terminations had occurred and approximately $5 million in severance and other closure liabilities remained. Approximately 110 terminations had occurred as of December 30, 2001, and approximately $7 million of severance and closure liabilities remained in accrued liabilities.

Note 16:  Extraordinary Loss on Early Extinguishment of Debt

In February 2002, Weyerhaeuser issued bridge financing in connection with the Willamette acquisition (see Note 18: Acquisition). Fees related to the commitments on financing that had been secured for the acquisition were recorded as deferred finance costs. In March 2002, Weyerhaeuser replaced the bridge financing with $5.5 billion of notes payable (see Note 11: Long-Term Debt). The unamortized portion of the deferred costs associated with the bridge financing was written off as an extraordinary loss on the early extinguishment of debt in the first quarter of 2002. Total deferred costs written off were $35 million. The tax benefit associated with the write-off was $12 million.

Note 17:  Commitments and Contingencies

Capital Expenditures

Weyerhaeuser's capital expenditures, excluding acquisitions and real estate and related assets, were $683 million in 2001, and are expected to be approximately $950 million in 2002; however, that expenditure level could be increased or decreased as a consequence of future economic conditions.

Countervailing and Antidumping Duties

In April of 2001, the Coalition for Fair Lumber Imports (Coalition) filed two petitions with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being "dumped" into the U.S. market and sold at less than fair value. The Coalition asked that countervailing duty (CVD) and antidumping tariffs be imposed on softwood lumber imported from Canada.

Weyerhaeuser Company -24-

In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage and established a final CVD rate of 18.79%. Because the final determination eliminated the 90-day retroactive duties, the company reversed its $18 million accrual for the retroactive portion of the CVD during the first quarter of 2002. The charge for the retroactive portion of the CVD had been recognized during 2001.

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. Its finding of only threat of injury means that the CVD and antidumping duties will be collected only for the period beginning with the publication of its final order on May 22, 2002. In the antidumping portion of the case, the Department selected Weyerhaeuser and five Canadian companies to provide data for the antidumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that the company had engaged in dumping and set a preliminary "dumping margin" for the company. In the final determination, the company's depository rate was set at 12.39%. With the finding by the ITC of only threat of injury, the antidumping accruals of $29 million recorded in 2001 and $13 million recorded in 2002 were reversed on the company books during the second quarter.

Following is a summary of the CVD and antidumping amounts recorded in the company's statement of earnings:

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                 Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions         2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Charges for CVD and antidumping
  duties                          $    31    $    30    $    51     $    30
Reversals of 2001 charges for
  estimated CVD and antidumping
  duties                               --         --        (47)         --
Reversals of 2002 charges for
  estimated antidumping duties         --         --        (13)         --
                                 ---------  ---------  ---------   ----------
                                  $    31    $    30    $    (9)    $    30
                                 =========  =========  =========   ==========

Approximately one year following the publication of the final order and annually thereafter for a total of five years, the Department will conduct reviews to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and antidumping orders will be automatically reviewed in a "sunset" proceeding to determine whether dumping or a countervailing subsidy will continue or recur.

The company is appealing under the North American Free Trade Agreement (NAFTA). A panel has been appointed and will review the imposition of the antidumping duty. The federal and provincial governments in Canada also moved for appellate review by panels under NAFTA and the World Trade Organization (WTO) with respect to the CVD findings.

In July 2002, the WTO issued two interim rulings against the United States. The first ruling was against the so-called "Byrd Amendment," which gives U.S. firms cash from punitive trade sanctions applied on foreign imports. The second was that a key measure used in the CVD to determine the existence of a subsidy is improper. Both rulings are being contested by the United States.

It is difficult to predict the net effect final duties will have on the company. In the event that the CVD and antidumping margins are determined to be improper, the charges incurred for these duties may be reversed and the company could receive reimbursement for amounts paid to date. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future.

Weyerhaeuser Company -25-

Hardboard Siding Claims

The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a pretax charge of $130 million to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002, and is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million.

The company incurred claims and related costs in the amount of $3 million and $14 million in the third quarter of 2002 and 2001, respectively, and $9 million and $24 million in the first thirty-nine weeks of 2002 and 2001, respectively, and charged these costs against the reserve. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The settlement class consists of all persons who own or owned structures in the United States on which the company's hardboard siding had been installed from January 1, 1981, through December 31, 1999. The following table presents an analysis of the claims activity related to the hardboard siding class action cases:


                                           Thirty-nine   Fifty-two   Fifty-three
                                           weeks ended  weeks ended  weeks ended
                                            Sept. 29,     Dec. 30,    Dec. 31,
                                              2002          2001        2000
                                           -----------  -----------  -----------
Number of claims filed during the period       2,240        6,480          40
Number of claims resolved                      3,920        2,580          --
Number of claims unresolved at end of period   2,260        3,940          40
Number of damage awards paid                   1,500          400          --
Average damage award paid                    $ 1,850      $ 1,700        $ --

The company negotiated settlements with its insurance carriers for recovery of certain costs related to these claims. As of September 29, 2002, the company has either received or accrued $52 million in recoveries from its insurance carriers.

At the end of the third quarter of 2002, the company is a defendant in state trial court in 12 cases involving primarily multi-family structures and residential developments. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict has been appealed and is not included in the 12 cases mentioned at the state court level.

Other Legal Proceedings

Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. No specific damage amounts have been claimed. In September 2001, the district court certified both classes. On appeal the 3rd Circuit Court of Appeals affirmed the trial court's certification of the two classes. The defendants will seek certiorari with the U.S. Supreme Court. At the trial level, discussions have begun on reactivating pretrial discovery efforts. Trial has been set for April 2004.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon alleging that from 1996 to present Weyerhaeuser had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In August 2001, the complaint was amended to add an additional plaintiff and raise the request for relief to $30 million plus treble damages, attorney fees and costs. Trial is scheduled for April 8, 2003. Weyerhaeuser denies the allegations and is vigorously defending this action.

Weyerhaeuser Company -26-

Paragon Trade Brands, Inc. Litigation. In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon) bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor's estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon's public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. On June 26, 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff's motion for partial summary judgment, holding Weyerhaeuser liable to plaintiff for breaches of warranty, and denying the company's motion for summary judgment. On October 30, 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. The company plans to file a Petition for Reconsideration with the Bankruptcy Court. No trial date has been set for the determination of the damages. Weyerhaeuser disagrees with the Bankruptcy Court's decision and will diligently pursue all available relief.

Other Ligigation. The company is a party to other matters generally incidental to its business, in addition to the matters described above.

Summary. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, the company's management presently believes that resolving all of these matters will not have a material adverse impact on the company's financial position or its results of operations.

Environmental Matters

In April 1999, Willamette's Johnsonburg, Penn., paper and pulp mill received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act (CAA). Management has met with federal and state officials to resolve the matters alleged in the NOV and will continue to work with officials to narrow issues in dispute. Management believes that it is reasonably possible that a settlement will be reached at a future date, that may involve payment of a penalty of up to approximately
$1 million and the installation of pollution control equipment.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as "Superfund," and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company has established reserves for remediation costs on all of the approximately 74 active sites across its operations as of the end of the third quarter of 2002 totaling $41 million, down from $45 million at the end of 2001. This decrease reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites (none of which were significant) less the costs incurred to remediate these sites during this period. The company accrued $2 million and $1 million of remediation costs into this reserve in the first thirty-nine weeks of 2002 and 2001, respectively. Year to date, the company incurred remediation costs of $6 million in 2002 and $8 million in 2001, and charged these costs against the reserve. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

Note 18:  Acquisition

On March 14, 2002, the company completed a merger of Willamette and Company Holdings, Inc. (CHI), a wholly owned subsidiary of the company, pursuant to which Willamette became a wholly-owned subsidiary of the company. The total purchase price, including assumed debt of $1.8 billion, was $8.1 billion. Willamette was an integrated forest products company that produced building materials, composite wood panels, fine paper, office paper products, corrugated packaging and grocery bags in over 100 plants located in the United States, Europe and Mexico, and owned 1.7 million acres of forestlands in the United States. The company believes these assets fit well with and enhance the company's capabilities in a number of its core product markets. The acquisition creates a larger company that is a leading producer in its major product lines and is better able to meet the needs of its customers. The company believes the acquisition will position the company to increase shareholder value. These factors contributed to the goodwill, which is preliminarily recorded at $1.7 billion.

Weyerhaeuser Company -27-

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

The estimated excess cost at February 11, 2002, was calculated as follows:

Dollar amounts in millions

Purchase price of tender offer and stock option cash-out           $  6,162
Direct transaction costs and expenses                                   127
Deferred tax effect of applying purchase accounting                   1,331
Less:  historical net assets                                         (2,487)
                                                                   ---------
     Total excess costs                                            $  5,133
                                                                   =========

The above calculation of excess purchase price is preliminary. The company is in the process of conducting valuations of the acquired timberlands and property, plant and equipment. The company expects the valuations to be completed during the fourth quarter 2002 and that they will not materially affect the preliminary allocation of the purchase price. The excess purchase price is allocated as follows:

Dollar amounts in millions

Long-lived assets                                                   $  3,412
Goodwill                                                               1,721
                                                                    ---------
     Total excess costs                                             $  5,133
                                                                    =========

Property, plant and equipment are being depreciated over a weighted average of 15 years. The cost of timber and timberlands is charged to expense as the related timber is harvested. Goodwill is not amortized, but will be assessed for impairment annually using a fair value based approach.

The following summarized unaudited pro forma information, assuming this acquisition occurred at the beginning of fiscal periods presented, is as follows:

Pro Forma Information (unaudited)

                                Thirteen weeks ended  Thirty-nine weeks ended
                                 -------------------- -----------------------
Dollar amounts in millions,      Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
  except per share data            2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $ 4,912    $ 4,843    $ 14,322    $ 14,437
Net earnings before extraordinary
  item                                 13         83          98         352
Net earnings                           13         83          74         330
Earnings per share:
  Basic and diluted               $  0.06    $  0.38    $   0.33    $   1.50

Weyerhaeuser Company -28-

Note 19:  Business Segments

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution, and sale of forest products; and real estate development and construction. The company's principal business segments are:

.. Timberlands, which includes logs, chips and timber, and distribution and converting facilities located outside North America;

.. Wood products, which includes softwood lumber, plywood and veneer, composite panels, oriented strand board, hardwood lumber, treated products, engineered lumber, raw materials and building materials distribution;

.. Pulp and paper, which includes pulp, paper and bleached paperboard;

.. Containerboard, packaging and recycling; and

.. Real estate and related assets.

Prior to the second quarter of 2002, Weyerhaeuser reported its paper-related businesses in a single pulp, paper and packaging segment. During the second quarter of 2002, Weyerhaeuser changed the structure of its internal organization. As a result, the paper-related businesses are now reported as two segments entitled (i) pulp and paper, and (ii) containerboard, packaging and recycling. Comparative information has been restated to conform to the new reportable segments.

The timber-based businesses involve a high degree of integration among timber operations; building materials conversion facilities; and pulp, paper, containerboard and bleached paperboard primary manufacturing and secondary conversion facilities. This integration includes extensive transfers of raw materials, semi-finished materials and end products between and among these groups. The company's accounting policies for segments are the same as those described in Note 1: Summary of Significant Accounting Policies.

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

Weyerhaeuser Company -29-

An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions          2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Sales to and revenues from
  unaffiliated customers:
   Timberlands                    $   334    $    184   $    757    $    590
   Wood products                    1,957       1,751      5,805       5,000
   Pulp and paper                     967         637      2,690       1,957
   Containerboard, packaging
     and recycling                  1,149         755      3,222       2,388
   Real estate and related assets     468         392      1,285       1,097
   Corporate and other                 37          33        110         115
                                 ---------  ---------  ---------   ----------
                                    4,912       3,752     13,869      11,147
                                 ---------  ---------  ---------   ----------
Intersegment sales:
  Timberlands                         249         136        767         420
  Wood products                        68          52        171         170
  Pulp and paper                       25          29         85         111
  Containerboard, packaging
    and recycling                      30           3         43           6
  Corporate and other                   3           2          7           9
                                 ---------  ---------  ---------   ----------
                                      375         222      1,073         716
                                 ---------  ---------  ---------   ----------

Total sales and revenues            5,287       3,974     14,942      11,863
Intersegment eliminations            (375)       (222)    (1,073)       (716)
                                 ---------  ---------  ---------   ----------
                                  $  4,912   $  3,752   $ 13,869    $ 11,147
                                 =========  =========  =========   ==========

Approximate contribution (charge) to earnings (1):
  Timberlands                     $    138   $    107   $    432    $    378
  Wood products                        (18)        47         55         123
  Pulp and paper                        10        (28)        (4)         72
  Containerboard, packaging
    and recycling                       88         69        221         231
  Real estate and related assets (1)    85         75        255         206
  Corporate and other                  (85)       (61)      (204)       (218)
                                  ---------  ---------  ---------   ----------
                                       218        209        755         792
Interest expense                      (214)       (93)      (579)       (268)
Capitalized interest                    16          6         36          16
                                  ---------  ---------  ---------   ----------
Earnings before income taxes and
  extraordinary item                    20        122        212         540
Income taxes                            (7)       (31)       (74)       (171)
                                  ---------  ---------  ---------   ----------
Earnings before extraordinary item      13         91        138         369
Extraordinary item                      --         --        (23)         --
                                  ---------  ---------  ---------   ----------
Net earnings                       $    13    $    91    $   115     $   369
                                  =========  =========  =========   ==========

Segment information for the thirty-nine weeks ended September 29, 2002, includes the addition of the Willamette operations as of February 11, 2002. Total assets of the company increased from $18.3 billion as of December 30, 2001, to $28.8 billion as of September 29, 2002, primarily due to the Willamette acquisition. There were no material changes from year-end 2001 in basis for measuring segment profit or loss.

Certain reclassifications have been made to conform comparative data to the current format.

(1) Interest expense of $1 million for the thirteen weeks and $5 million for the thirty-nine weeks ended September 30, 2001, is included in the determination of approximate contributions to earnings and is excluded from interest expense for the financial services businesses.

Weyerhaeuser Company -30-

Note 20:  Subsequent Events

Subsequent to the close of the third quarter, the company announced its plans to close its Sturgeon Falls, Ont., containerboard mill and two wood products facilities located in Snoqualmie and Enumclaw, Wash. The company expects to recognize pretax closure costs of approximately $25 million in its fourth quarter 2002 results.

In addition, the company announced the sale of approximately 115,000 acres of western timberlands for approximately $211 million. Net proceeds from this transaction will be utilized to repay debt.

Weyerhaeuser Company -31-

                   WEYERHAEUSER COMPANY AND SUBSIDIARIES
                   -------------------------------------
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

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

.. the successful execution of internal performance plans;

.. the level of competition;

.. the effect of forestry, land use, environmental and other governmental regulations;

.. fires, floods and other natural disasters;

.. regulatory approvals of pending timberland sales;

.. the company's ability to successfully integrate and manage acquired businesses and to realize anticipated cost savings and synergies from these acquisitions;

.. the ability of acquired businesses to perform in accordance with the company's expectations;

.. legal proceedings;

.. uncertainties affecting insurance recoveries; and

.. performance of pension fund investments.

The company is also a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan, and by changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar, the Euro and the Yen, and restrictions on international trade or tariffs imposed on imports, including the countervailing and dumping duties imposed on the company's softwood lumber shipments from Canada to the United States. These and other factors could cause or contribute to actual results differing materially from such forward looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward looking statements will occur, or if any of them occurs, what effect they will have on the company's results of operations or financial condition. The company expressly declines any obligation to publicly revise any forward looking statements that have been made to reflect the occurrence of events after the date of this report.

Weyerhaeuser Company -32-

Results of Operations

The term "company" refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. The term "Weyerhaeuser" excludes the real estate and related assets operations.

Consolidated Results

Consolidated net sales and earnings for the thirteen and thirty-nine week periods ended September 29, 2002, and September 30, 2001, were:

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
Dollar amounts in millions,      Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
  except per share data            2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $ 4,912    $ 3,752   $ 13,869     $ 11,147
Net earnings                           13         91        115          369
Net earnings per share, basic
  and diluted                        0.06       0.41       0.52         1.68

On February 11, 2002, Weyerhaeuser Company acquired Willamette Industries, Inc. (Willamette). The consolidated statement of earnings includes Willamette's results beginning on the date of acquisition.

Year-to-date net earnings for 2002 include the following unusual after-tax items:

.. An extraordinary charge of $23 million for the deferred costs associated with the bridge financing of the acquisition of Willamette;
.. Charges of $27 million for integration of facilities;
.. The unfavorable impact of business disruption of approximately $34 million following a recovery boiler explosion at the Plymouth, N.C., paper facility that occurred in the second quarter;
.. A charge of $35 million associated with the closure, or impending closure, of seven facilities; and
.. A benefit of $31 million from the reversal of previously accrued countervailing duties.

Year-to-date net earnings for 2001 include the following unusual after-tax items:

.. A charge of $26 million associated with outsourcing certain information technology services as part of the company's program to streamline support services;
.. A charge of $20 million associated with the closure of two paper machines and a sheeter;
.. A charge of $15 million for integration costs associated with the MacMillan
  Bloedel and Trus Joist acquisitions;
.. Charges of $6 million for costs resulting from Westwood Shipping Line's transition to a new charter fleet; and
.. A benefit of $29 million for one-time reductions in deferred taxes due to lower Canadian and British Columbia provincial corporate tax rates.

Operating results for the first thirty-nine weeks of 2002 include $106 million in net pension income compared with $177 million in the first thirty-nine weeks of 2001. The decrease is primarily attributable to reductions in expected and actual rates of return on plan assets and a reduction in the discount rate used to calculate plan obligations. See Pension Plans for a discussion of the net impact that changes in the assumptions can have on pension income.

Weyerhaeuser Company -33-

Timberlands

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions          2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $   334    $    184   $   757     $    590
Contribution to earnings              138         107       432          378

Third party sales volume for timberlands raw materials and log production volume for the thirteen and thirty-nine week periods ended September 29, 2002, and September 30, 2001, are as follows:

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Volumes in millions                 2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Raw materials third party sales
  volume - cubic feet                 104         76        279         233
Log production volume - cubic feet    164        129        508         392


Timberlands' net sales and revenues improved $150 million for the thirteen-week period ended September 29, 2002, and $167 million year to date compared to the same periods in 2001. The increases in sales are attributable to increased volumes harvested of 27% in the third quarter and 30% year to date when compared to the comparable periods in 2001. The increase in timber volumes is primarily related to the inclusion of the acquired Willamette logging operations. Net sales and revenues also increased with the addition of the former Willamette composite panel operations in Europe, which are included in the timberlands segment with the company's other wood products converting locations located outside of North America.

Timberlands' contributions to earnings improved $31 million in the third quarter of 2002 and $54 million year to date compared to the same periods in 2001, primarily due to incremental volume harvested. Pretax gains on dispositions of non-strategic timberlands contributed $28 million and $16 million for the third quarter of 2002 and 2001, respectively, $69 million for the thirty-nine weeks ended September 29, 2002, and $82 million for the comparative year-to-date period in 2001. Year-to-date earnings for 2002 also reflect a $28 million net increase in earnings in international operations, resulting from the combination of a healthy housing market in Australia, strengthening export log prices in New Zealand, and favorable exchange rate fluctuations.

Fourth quarter log prices are expected to soften seasonally as a result of weaker lumber prices. Normal seasonal increases in harvest volumes during the fourth quarter are expected to buoy the segment's earnings in the fourth quarter of 2002 compared to the third quarter.

Weyerhaeuser Company -34-

Wood Products

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                  Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions          2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $ 1,957    $  1,751   $  5,805    $  5,000
Contribution (charge) to earnings     (18)         47         55         123

Net sales and revenues for the wood products segment improved $206 million for the third quarter and $805 million for the first thirty-nine weeks of 2002 compared to the same periods in 2001, primarily due to incremental sales volume from the acquired Willamette operations. These increases were partially offset by declines in net selling prices for wood products, most notably softwood lumber and structural panels.

Contribution to earnings declined $65 million and $68 million for the comparative quarterly and year to date periods, primarily due to eroding softwood lumber prices. Demand for wood products has remained relatively strong as a result of low interest rates, which contributed to strong levels of housing starts and remodeling activity. Despite strong demand, an oversupplied condition exists in domestic markets as a result of the unintended consequences caused by the countervailing (CVD) and antidumping duties on imports of Canadian softwood lumber into the U.S. The duties have resulted in higher, not lower, shipments of Canadian lumber into the U.S., as the method used to calculate these duties has encouraged Canadian producers to run greater volumes to lower unit costs. Declines in net selling prices for structural panels, while of a lesser magnitude than softwood lumber price declines, have also contributed to the decline in earnings.

Year-to-date contribution to earnings for 2002 includes a $17 million pretax charge associated with the permanent closure of an oriented strand board (OSB)
facility in Canada.   Other events in the third quarter and year-to-date periods of 2002 negatively affected pretax segment earnings by approximately $10 million. These unusual events included start-up costs associated with the Kenora, Ont., engineered wood products facility and the Simsboro, La., particleboard facility, which are both operating well through the start-up curve. In addition, operating results include costs associated with previously announced mill closures and reduced production at an OSB mill due to the loss of a key machine center in early September 2002. Costs associated with these items are expected to remain the same for the fourth quarter of 2002.

Following is a summary of the CVD and antidumping amounts included in the segment's net sales and revenues and contribution to earnings:

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                 Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions         2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Charges for CVD and
  antidumping duties              $    31    $    30    $    51     $    30
Reversals of 2001 charges for
  estimated CVD and
  antidumping duties                   --         --        (47)         --
Reversals of 2002 charges for
  estimated antidumping duties         --         --        (13)         --
                                 ---------  ---------  ---------   ----------
                                  $    31    $    30    $    (9)    $    30
                                 =========  =========  =========   ==========

CVD and antidumping duties are expected to total between $65 and $70 million for 2002.

The momentum in the housing market is expected to continue into next year as new residential housing starts are expected to remain relatively strong. As a result, demand for wood products is expected to remain strong, but markets remain oversupplied. In response to market conditions, the company may take maintenance-related downtime and extended downtime during the holidays. Inventories are expected to remain in balance. The outlook for pricing remains uncertain; however, the company believes wood products prices are at or near cash costs.

Weyerhaeuser Company -35-

Third party sales and total production volumes for the major products in the wood products segment for the thirteen and thirty-nine week periods ended September 29, 2002, and September 30, 2001, are as follows:

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
Third party sales volumes        Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
  (millions)                       2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Softwood lumber - board feet        2,362      1,943      6,469       5,402
Softwood plywood and
  veneer - square feet (3/8")         736        494      2,061       1,434
Composite panels - square feet (3/4")  95         61        848         183
Oriented strand board - square
  feet (3/8")                       1,117        964      3,157       2,751
Hardwood lumber - board feet          104         99        325         311
Raw materials - cubic feet            207        154        514         467

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
Total production volumes         Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
 (millions)                        2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Softwood lumber - board feet        1,728      1,315      4,960       4,143
Softwood plywood and
  veneer - square feet (3/8")         584        275      1,577         838
Composite panels - square feet (3/4") 200         21        546          75
Oriented strand board - square
  feet (3/8")                       1,115        912      3,016       2,528
Hardwood lumber - board feet          107         99        302         319
Logs - cubic feet                     204        166        576         477

Pulp and Paper

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                 Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions         2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $   967    $   637    $ 2,690     $ 1,957
Contribution (charge) to earnings      10        (28)        (4)         72

During the second quarter of 2002, Weyerhaeuser changed the structure of its internal organization, resulting in a change in the reporting of its pulp, paper and packaging operations. Prior to the second quarter of 2002, Weyerhaeuser's paper-related businesses were reported in a single pulp, paper and packaging segment. These businesses have been split into two segments entitled (i) pulp and paper, and (ii) containerboard, packaging and recycling. The pulp and paper segment includes all of the company's white paper production including market pulp, fine paper, newsprint, and bleached paperboard.

Incremental volume from the acquired Willamette operations contributed the majority of the $330 million increase in net sales and revenues for the pulp and paper segment in the third quarter of 2002, as well as the $733 million increase in net sales in the first thirty-nine weeks of 2002, compared to the same periods in 2001. The year-to-date increase attributable to the Willamette acquisition was partially offset by declines in pulp prices, which are lower than early 2001 levels. In recent quarters, however, prices have moderated.

Business disruption associated with the second quarter recovery boiler explosion at the Plymouth, N.C., paper facility negatively impacted contribution to earnings by approximately $30 million pretax for the third quarter of 2002 and approximately $52 million pretax for the year-to-date period. The boiler repairs have been completed and the facility has resumed normal operations. Third quarter and year-to-date results for 2001 include a $19 million pretax charge for costs associated with the fine paper machine closure at the Longview, Wash., facility.

Excluding the impact of business disruption costs and closure costs, contribution to earnings in the third quarter 2002 improved from the third quarter 2001, primarily as a result of improved pricing for pulp and fine paper. However, year-to-date 2002 contribution to earnings declined as a result of depressed pulp prices in the beginning of the year. In addition, net selling prices for newsprint have declined over the comparative year-to-date periods, resulting in additional declines in contribution to earnings.

Weyerhaeuser Company -36-

Fine paper prices are expected to increase in the fourth quarter and are expected to more than offset any potential decline in market pulp pricing. The start-up of the paper machine at the Kingsport, Tenn., paper facility and the closure of a higher cost machine will reduce production costs at that facility. Due to recent machine closures and strong order backlogs, market related
downtime should be minimal, provided inventories remain in balance.   In
addition, the recovery boiler at the Plymouth, N.C., facility has been repaired and the company fully expects to recover its losses associated with business disruption and repair costs through insurance proceeds during the fourth quarter.

Third party sales and total production volumes for major pulp and paper products follow:

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
Third party sales volumes        Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
  (thousands)                      2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Pulp - air-dry metric tons            561        527      1,742       1,514
Paper - tons                          804        406      2,164       1,154
Bleached paperboard - tons             47         66        161         182

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
Total production volumes         Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
 (thousands)                       2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Pulp - air-dry metric tons            630        553      1,729       1,550
Paper - tons                          747        357      2,032       1,096
Bleached paperboard - tons             31         69        161         182

Weyerhaeuser Company -37-

Containerboard, Packaging and Recycling

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                 Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions         2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $ 1,149    $   755    $ 3,222     $ 2,388
Contribution to earnings               88         69        221         231

Incremental volume from the acquired Willamette operations contributed to increases in net sales for the containerboard, packaging and recycling segment of $394 million for the third quarter and $834 million for the first thirty-nine
weeks of 2002 compared to the same periods in 2001.   These increases were
partially offset by declines in net selling prices for both containerboard and packaging from the comparative periods in 2001.

Contribution to earnings improved $19 million for the third quarter 2002 compared to the third quarter 2001, but declined $10 million for the year-to-date comparative periods. Contribution to earnings for the first thirty-nine weeks of 2002 includes charges of $38 million associated with facility closures, or announced closures. Results for both the third quarter and first thirty-nine weeks of 2001 include a $13 million charge for costs associated with a containerboard machine closure at the Springfield, Ore., facility.

Excluding unusual items, contribution to earnings improved slightly in the third quarter of 2002 compared to the third quarter of 2001. Year-to-date contribution to earnings improved as a result of the Willamette acquisition and improving operating rates at the company's containerboard facilities. These positive trends were partially offset by declines in both containerboard and box prices for the comparative periods.

Recent increases in containerboard prices are expected to hold in the fourth quarter and the company expects to implement a price increase in packaging by the end of the fourth quarter. Average old corrugated container costs for the fourth quarter are expected to decline from the average costs for the third quarter. Through capacity rationalizations and further integration with the box plants, the company has reduced its exposure to both domestic and export open market sales. These factors are expected to result in improved segment earnings for the fourth quarter, despite seasonally lower demand.

Third party sales and total production volumes for containerboard, packaging, and recycling follow:


                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
Third party sales volumes        Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
  (thousands)                      2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Containerboard - tons                 318        223      876         663
Packaging - MSF                    17,902     13,319   50,888      37,865
Recycling - tons                      539        548    1,695       2,191

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
Total production volumes         Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
 (thousands)                       2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Containerboard - tons              1,621      1,065      4,471       2,716
Packaging - MSF                   20,432     13,077     57,343      39,864
Recycling - tons                   1,545      1,210      4,547       3,583

Weyerhaeuser Company -38-

Real Estate and Related Assets

                                 Thirteen weeks ended Thirty-nine weeks ended
                                 --------------------  ----------------------
                                 Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
Dollar amounts in millions         2002       2001       2002        2001
                                 ---------  ---------  ---------   ----------
Net sales and revenues            $   468    $   392    $ 1,285     $ 1,097
Contribution to earnings               85         75        255         206

Net sales and contribution to earnings improved for both the third quarter and first thirty-nine weeks of 2002 compared to the same periods in 2001. Sales in markets where the company operates remained strong during the third quarter of 2002, despite a modest slowdown in traffic in some markets.

Contribution to earnings includes pretax gains from the sales of apartment complexes of $14 million in the third quarter of 2002 and $21 million in the first thirty-nine weeks of 2002. The real estate business is expected to continue to perform well into the fourth quarter of 2002, given the six-month backlog of sold but not closed homes and favorable mortgage rates; however, no apartment complex sales are anticipated.

Costs and Expenses

Weyerhaeuser's third quarter costs and expenses were $4.3 billion compared to $3.2 billion in the same quarter last year. Increases in costs and expenses are primarily attributable to the inclusion of Willamette's operations since acquisition. Weyerhaeuser's cost of products sold, as a percentage of sales, was 81% for the current quarter, compared to 79% for the third quarter 2001. The increase is primarily attributable to the decline in net selling prices for the company's structural lumber and panel products when compared to the third quarter of 2001.

Various unusual or nonrecurring items are included in Weyerhaeuser's costs and expenses. These items are discussed under the heading "Consolidated Results" above and in the discussion of each segment materially affected by the unusual item.

Other operating costs, net, is an aggregation of both recurring and nonrecurring items and, as a result, can fluctuate from year to year. Exchange rates between the U.S. dollar and Canadian dollar have fluctuated widely during 2002 contributing to a gain of $8 million in the first quarter of 2002, a gain of $27 million in the second quarter of 2002, and a loss of $16 million in the third quarter of 2002. Other operating costs for the first thirty-nine weeks of 2001 are most significantly impacted by nonrecurring charges associated with Westwood Shipping Line's transition to a new charter fleet of $10 million and the company's support alignment initiative of $55 million. The majority of the costs recognized in conjunction with the company's support alignment initiative are due to the company's decision to outsource certain information services functions.

The increase in the real estate and related assets segment's costs and expenses is attributable to the increased sales volumes over the same periods last year.

Pension Plans

The company sponsors several qualified and nonqualified pension plans for its employees. Historically, the market value of the assets of the company's plans has exceeded plan liabilities. The assumptions used in measuring the benefit obligations of these plans, including the discount rate, the expected return on plan assets and assumed increases in wages and salaries, are reviewed with external plan actuaries annually at the end of each fiscal year and are updated as appropriate. Actual experience that is less favorable than the assumptions could reduce pension income in the company's consolidated statement of earnings, could decrease shareholders' interest on the company's consolidated balance sheet, and could require the company to make cash contributions.

Changes in each of the four key assumptions are estimated to have the following impact on 2003 pension income:

.. For each 1% that the actual rate of return on plan assets is lower than the assumed rate of return, pension income would be reduced by approximately $2 million for U.S. plans and $1 million for Canadian plans.
.. For each 1% reduction in the assumed rate of return on the plans, pension income would be reduced by approximately $17 million for U.S. plans and $5 million for Canadian plans.
.. For each 0.5% reduction in the assumed discount rate, pension income would be reduced by approximately $6 million for U.S. plans and $4 million for Canadian plans.

Weyerhaeuser Company -39-

.. For each 0.5% increase in assumed wages and salaries, pension income would decrease by approximately $11 million for U.S. plans and $5 million for Canadian plans.

The annual actuarial review for 2002 will take place at the end of the fiscal year. The company is unable to predict with any certainty the performance of the financial markets for the remainder of 2002 or prevailing interest rates at the end of 2002. Changes in these factors could have a material impact on the company's pension related estimates. Based upon information currently available, the company does not expect to be required to make any cash contributions to its U.S. plans in 2002 or 2003, expects to make small cash contributions to its Canadian plans in 2002 and 2003, and expects to record a reduction in shareholders' interest of approximately $90 million in the fourth quarter of 2002 to reflect an increase in its additional minimum pension liability.

The company plans to terminate the U.S. salaried pension fund covering former MacMillan Bloedel employees, and will pay out benefits earned by employees and retirees under those plans. The termination of this plan will result in an after-tax charge of approximately $25 million in the fourth quarter of 2002.

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

Operations

Net cash from operations before changes in working capital of $1.0 billion in 2002 was $180 million, or 21 percent, greater than the $850 million provided in 2001. The increase is due to changes in noncash items, primarily an increase in depreciation, amortization and fee stumpage of $231 million resulting from the acquisition of Willamette and a reduction in net pension and other postretirement benefit income of $93 million. These increases were partially offset by the decline in year-to-date net earnings.

Changes in working capital items resulted in a decrease in cash flow provided by operations of $260 million, primarily due to increases in receivable balances. The company continually strives to keep working capital balances in line. Since the end of the second quarter, the company has reduced its investment in working capital by more than $50 million. The company's inventory turnover rate increased to 10.3 turns in the thirteen weeks ended September 29, 2002, compared to 9.2 turns in the comparable period in 2001.

Weyerhaeuser Company -40-

Year-to-date earnings before interest expense, income taxes, and noncash charges for the principal business segments were:

.. Timberlands - $525 million, an increase of $107 million over $418 million in 2001. Operating earnings for this segment were $54 million greater than last year and noncash charges were $49 million greater, while net pension benefit income decreased $4 million.

.. Wood Products - $243 million, a decrease of $44 million from $287 million in 2001. Operating earnings decreased $68 million from the same period last year while noncash charges for depreciation and amortization and facility closures increased by $75 million and noncash net pension benefit income decreased by $26 million. 2002 also includes $47 million in noncash credits related to the reversal of previously accrued countervailing duties, compared to $30 million of noncash charges for these accruals in the year-to-date 2001 period.

.. Pulp and Paper - $240 million, an increase of $4 million from $236 million a year ago. The $76 million decline in operating earnings included a $60 million increase in depreciation and amortization and facility closures, and a $20 million decrease in noncash net pension benefit income.

.. Containerboard, Packaging and Recycling -  $476 million, up $117 million from
  $359 million a year ago. Operating earnings declined by only $10 million, but noncash charges for depreciation, amortization and facility closures were $112 million greater than for the same period last year. Noncash net pension benefit income also decreased $15 million.

Investing

Weyerhaeuser's capital expenditures for the first thirty-nine weeks of 2002, excluding acquisitions and real estate and related assets, were $709 million in 2002 compared to $503 million in 2001. Current year capital spending by segment was $64 million for timberlands; $162 million for wood products; $323 million for pulp and paper; $129 million for containerboard, packaging and recycling; and $31 million for corporate and other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and real estate and related assets, to approximate $950 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

In 2002, the company expended $6.1 billion, net of cash acquired, to purchase the tendered shares of Willamette and cash out stock options of certain Willamette management personnel.

Cash provided by investments in equity affiliates for real estate and related assets in 2001 reflects distributions from equity investments that were liquidated by the company during the first quarter of 2001.

Financing

Year to date 2002, Weyerhaeuser increased its interest-bearing debt by $8.1 billion, primarily due to funding the acquisition of Willamette and the assumption of $1.8 billion of Willamette debt. Proceeds from new borrowings, net of debt issue costs, including both the initial acquisition funding and the subsequent replacement of the bridge financing, totaled $13.1 billion in 2002. Repayments of long-term debt, including the bridge funding, totaled $6.8 billion, for a net increase in new borrowings of $6.3 billion.

Weyerhaeuser's debt to total capital ratio, excluding real estate and related assets, was 56 percent at the end of the 2002 third quarter, up from 38 percent at the end of 2001 and 37 percent at the end of the 2001 third quarter. For purposes of computing this ratio, debt includes Weyerhaeuser's interest-bearing debt and capital lease obligations and total capital consists of debt, shareholders' interest, deferred taxes and minority interest in subsidiaries, net of Weyerhaeuser's investments in real estate subsidiaries. Weyerhaeuser's goal is to pay down the additional debt using cash flow from operations and to return to our historic debt ratios within three to five years.

As of September 29, 2002, the company had available approximately $1.3 billion in unused committed bank facilities.

The real estate and related assets segment borrowed $290 million and repaid other borrowings totaling $332 million resulting in an overall reduction in third party debt of $42 million.

During the first thirty-nine weeks of 2002, the company paid $265 million in cash dividends compared to $263 million in cash dividends paid during 2001. Year to date 2002, the company also received $67 million in cash proceeds from the exercise of stock options, compared to $29 million in 2001.

Weyerhaeuser Company -41-

Quantitative and Qualitative Disclosures About Market Risk

As part of the company's financing activities, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt and to manage the timing of finance opportunities. The company also utilizes well-defined financial contracts in the normal course of its operations as a means to manage its foreign exchange and commodity price risks. The company has no material market risk sensitive instruments, positions or transactions and the effect of the use of derivatives on the company's results of operations, financial position and cash flows is not material. As of September 29, 2002, the contracts held by the company that are considered derivative instruments include:

.. Foreign exchange contracts, which the company has designated as cash flow hedges, the objective of which is to hedge the variability of future cash flows associated with foreign denominated accounts receivable and accounts payable due to changes in foreign currency exchange rates. These contracts generate gains or losses that are recorded in other comprehensive income until the contracts' respective settlement dates, at which time they are reclassified into earnings. At September 29, 2002, the company had a long position in Canadian dollars and Norwegian kroners. The fair value and corresponding notional amount was $3 million and $3 million for Canadian dollars and $2 million and $1 million for Norwegian kroners. The contracts are short term in nature, with expiration dates ranging from one month through June 2003.

.. Commodity contracts, which the company has designated as cash flow hedges, the objective of which is to hedge the variability of future cash flows associated
  with certain commodity transactions.   At September 29, 2002, the company had
  open commodity contracts with a notional value of $25 million and a fair value of $0. The contract expiration dates range from January 2003 through December 2005.

.. Variable-to-fixed interest rate swap agreement entered into with a major financial institution in which the company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. The swap, which was acquired from Cedar River Paper Company, cannot be designated as a hedge under Statement 133; however, it fixes $50 million of the company's variable rate tax-exempt bond exposure. At September 29, 2002, the swap, which matures December 2003, had a notional amount of $50 million and a fair value representing a loss of $1 million. The fair value amount of the obligation under this swap is based on the assumption that it had terminated at the end of the fiscal period and provides for the netting of amounts payable by and to the counterparty. In each case, the amount of such obligation is the net amount so determined.

.. Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating return based on an investment fund index, with payments calculated on a notional amount. The swap is an overlay to investments and provides diversification benefits. The swap settles quarterly and is marked to market at each reporting date. All unrealized gains and losses are recognized in earnings currently. At September 29, 2002, the company had one swap with a maturity date of March 31, 2004, a notional amount of $156 million and a fair value of $1 million. The company has the right to terminate this swap with short notice.

.. Lumber and other commodity futures designed to manage the consolidated exposure of changes in inventory values due to fluctuations in market prices for selected business units. The company's commodity futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions to date have not had a material effect on the company's financial position, results of operations or cash flows. These futures contracts settle daily, and as a result, the company's net position as of September 29, 2002, was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations.

Weyerhaeuser Company -42-

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Weyerhaeuser Company's principal executive officer and principal financial officer have evaluated the effectiveness of the company's disclosure controls and procedures within 90 days of the filing date of this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, the company's principal executive officer and principal financial officer believe the controls and procedures in place are effective to ensure that information required to be disclosed complies with the SEC's rules and forms.

Changes in Internal Controls

There were no changes in Weyerhaeuser Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of their evaluation by the principal executive officer and principal financial officer.

Weyerhaeuser Company -43-

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 17: Commitments and Contingencies of the Notes to Financial Statements for information regarding legal proceedings.

Item 2.  Changes in Securities                                   not applicable

Item 3.  Default upon Senior Securities                          not applicable

Item 4.  Submission of Matters to a Vote of Security Holders     not applicable

Item 5.  Other Information                                       not applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

12. Statements regarding computation of ratios
99. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The registrant filed reports on Form 8-K dated July 1, 2002; July 23, 2002; August 9, 2002; August 13, 2002; September 26, 2002; September 30, 2002;
and October 22, 2002; and on Form 8-K/A dated September 30, 2002;
reporting information under Item 5, Other Events; Item 7, Exhibits; and
Item 9, Regulation FD Disclosure.

EXHIBITS INDEX
--------------

Exhibits

12.  Statement regarding computation of ratios
99.  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             EXHIBIT 12

               Weyerhaeuser Company and Subsidiaries
               -------------------------------------
        Computation of Ratios of Earnings to Fixed Charges
                   (Dollar amounts in thousands)

                                                       Thirty-nine weeks ended
                                                      -------------------------
                                                         Sept. 29,   Sept. 30,
                                                          2002         2001
                                                        ---------   ----------
Available earnings:
  Earnings before interest expense, amortization of
    debt expense, income taxes and extraordinary item    $ 790,500   $ 924,902
  Add interest portion of rental expense                    40,509      34,056
                                                         ---------   ----------
Available earnings before extraordinary item             $ 831,009   $ 958,958
                                                         =========   =========
Fixed charges:
  Interest expense incurred:
   Weyerhaeuser Company and subsidiaries excluding
     Weyerhaeuser Real Estate Company and other
     related subsidiaries                                $ 557,547   $ 265,637
   Weyerhaeuser Real Estate Company and other
     related subsidiaries                                   38,693      54,541
                                                         ---------   ----------
                 Subtotal                                  596,240     320,178
   Less intercompany interest                                 (712)       (822)
                                                         ---------   ----------
  Total interest expense incurred                          595,528     319,356
                                                         ---------   ----------
  Amortization of debt expense                              21,491       2,903
                                                         ---------   ----------

Rental expense:
   Weyerhaeuser Company and subsidiaries excluding
     Weyerhaeuser Real Estate Company and other
     related subsidiaries                                 113,756       95,405
   Weyerhaeuser Real Estate Company and other
     related subsidiaries                                   7,771        6,763
                                                         ---------   ----------
                                                          121,527      102,168
                                                         ---------   ----------
  Interest portion of rental expense                       40,509       34,056
                                                         ---------   ----------
Total fixed charges                                     $ 657,528    $ 356,315
                                                         =========   ==========
Ratio of earnings to fixed charges                          1.26        2.69
                                                         =========   ==========

     Weyerhaeuser Company with its Weyerhaeuser Real Estate Company and Other Related Subsidiaries Accounted for on the Equity Method, but Excluding the Undistributed Earnings of Those Subsidiaries
          Computation of Ratios of Earnings to Fixed Charges
                   (Dollar amounts in thousands)


                                                      Thirty-nine weeks ended
                                                      -------------------------
                                                         Sept. 29,   Sept. 30,
                                                          2002         2001
                                                        ---------   ----------
Available earnings:
  Earnings before interest expense, amortization of
    debt expense, income taxes and extraordinary item    $ 754,788   $ 792,706
  Add interest portion of rental expense                    37,919      31,802
                                                         ---------   ----------
                                                           792,707     824,508
                                                         ---------   ----------

  Deduct undistributed earnings of equity affiliates        (8,519)    (33,498)
                                                         ---------   ----------
  Deduct undistributed earnings before income taxes
    of Weyerhaeuser Real Estate Company and
    other related subsidiaries:
      Deduct pretax earnings                              (254,835)   (206,464)
      Add back dividends paid to Weyerhaeuser               75,000      30,000
                                                         ---------   ----------
        Undistributed earnings                            (179,835)   (176,464)
                                                         ---------   ----------

Available earnings before extraordinary item             $ 604,353   $ 614,546
                                                         =========   ==========

Fixed charges:
  Interest expense incurred                              $ 557,547   $ 265,637
  Amortization of debt expense                              21,491       2,903
  Interest portion of rental expense                        37,919      31,802
                                                         ---------   ----------
Total fixed charges                                      $ 616,957   $ 300,342
                                                         =========   ==========
Ratio of earnings to fixed charges                           0.98       2.05
                                                         =========   ==========


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

The Company's Quarterly Report on Form 10-Q dated November 12, 2002 (the "Form 10-Q") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Steven R. Rogel
----------------------------
Steven R. Rogel
Chairman, President and Chief Executive Officer
Dated: November 12, 2002


/s/  William C. Stivers
----------------------------
William C. Stivers
Executive Vice President and Chief Financial Officer
Dated: November 12, 2002

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.