Form 10-K
period 2002-12-29
WEYERHAEUSER CO
filed 2003-03-05
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4825

WEYERHAEUSER COMPANY

A Washington Corporation	(IRS Employer Identification No. 91-0470860)

Federal Way, Washington 98063-9777
Telephone (253) 924-2345

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Shares ($1.25 par value)	Chicago Stock Exchange
New York Stock Exchange
Pacific Stock Exchange

Exchangeable Shares (no par value)	Toronto Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X  No    .

As of June 28, 2002, 218,925,699 shares of the registrant’s common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $13,978,405,881.

As of January 31, 2003, 218,970,787 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 29, 2002, are incorporated by reference into Parts I, II and IV.

Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2003 Annual Meeting of Shareholders to be held April 15, 2003 are incorporated by reference into Part III.

Weyerhaeuser Company and Subsidiaries

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business

Weyerhaeuser Company (the company) was incorporated in the state of Washington in January 1900 as Weyerhaeuser Timber Company. It is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Its principal business segments are timberlands; wood products; pulp and paper; containerboard, packaging and recycling; and real estate and related assets. Throughout this document, the term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. The term “Weyerhaeuser” refers to the forest products-based operations and excludes the real estate and related assets operations.

Information with respect to the description and general development of the company’s business, included on pages 16 through 24 and 26 through 29, Description of the Business of the Company, contained in the company’s 2002 Annual Report to Shareholders, is incorporated herein by reference.

Financial information with respect to industry segments and geographical areas, included in Notes 22 and 23 of Notes to Financial Statements contained in the company’s 2002 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands

The company is engaged in the management of 7.2 million acres of company-owned and .8 million acres of leased commercial forestland in North America, most of it highly productive and located extremely well to serve both domestic and international markets. The company also has renewable, long-term licenses on 34.7 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations. The standing timber inventory on these lands is approximately 509 million cunits (a cunit is 100 cubic feet of solid wood). The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. The end products are generally measured in board feet. To sustain the timber supply from its fee timberlands, the company is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization and operational pruning, all of which increase the yield from its fee timberland acreage.

	Inventory	Thousands of Acres at December 29, 2002

	Millions	Fee	Long-term	License
	of Cunits	Ownership	Leases	Arrangements	Total

Geographic Area
United States
West	63	2,398	—	—	2,398
South	64	4,097	802	—	4,899

Total United States	127	6,495	802	—	7,297

Canada
Alberta	99	—	—	7,616	7,616
British Columbia	130	663	—	6,049	6,712
New Brunswick	1	—	—	177	177
Ontario	67	1	—	8,659	8,660
Saskatchewan	82	—	—	12,214	12,214

Total Canada	379	664	—	34,715 (1)	35,379

International (2)	3	204	21	75	300

TOTAL	509	7,363	823	34,790	42,976

(1)	Includes approximately 24 million acres of productive forestland.
(2)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business – continued

				Thousands of Acres
	Thousands of Acres		Millions of
			Seedlings	Stocking
	Harvested(1)	Planted	Planted	Control	Fertilization

2002 Activity
United States
West	50.0	43.0	21.5	14.2	69.9
South	141.6	117.8	56.0	6.2	497.2

Total United States	191.6	160.8	77.5	20.4	567.1

Canada
Alberta	25.2	20.1	12.2	6.0	—
British Columbia	37.2	40.5	18.9	6.4	27.4
Ontario	38.6	27.4	17.5	1.5	—
Saskatchewan	34.5	13.1	7.8	6.0	—

Total Canada	135.5	101.1	56.4	19.9	27.4

International (2)	3.8	12.7	5.3	27.4	5.3

TOTAL	330.9	274.6	139.2	67.7	599.8

Sales volumes (millions):	2002	2001	2000	1999	1998

Raw materials – cubic ft.	386	301	319	287	259

Selected product prices:	2002	2001	2000	1999	1998

Export logs (#2 sawlog-bark on) – $/MBF
Cascade – Douglas fir	$694	$774	$925	$829	$807
Coastal – Hemlock	416	398	545	532	519
Coastal – Douglas fir	696	774	925	828	808

Wood Products

The company’s wood products businesses produce and sell softwood lumber; plywood and veneer; oriented strand board, composite and other panels; hardwood lumber; engineered lumber products; and treated products. These products are sold primarily through the company’s own sales organizations and building materials distribution business. Building materials are sold to wholesalers, retailers and industrial users. The raw materials required to produce these products are purchased from third parties, transferred at market price from the company’s timberlands, or obtained from long-term licensing arrangements.

(1)	Includes 2.1 thousand acres of right-of-way and other harvest that does not require planting.
(2)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business – continued

Sales volumes (millions)(1):	2002	2001	2000	1999	1998

Softwood lumber – board ft.	8,623	7,203	7,442	5,734	4,995
Softwood plywood and veneer – sq. ft. (3/8”)	2,686	1,897	2,133	1,902	1,842
Composite panels – sq. ft. (3/4”)	1,147	253	379	410	586
Oriented strand board – sq. ft. (3/8”)	4,205	3,738	3,634	2,716	2,697
Hardwood lumber – board ft.	427	413	423	397	339
Raw materials – cubic ft.	595	549	692	305	315

Selected product prices:	2002	2001	2000	1999	1998

Lumber (common) – $/MBF
2x4 Douglas fir (kiln dried)	$328	$334	$341	$408	$340
2x4 Douglas fir (green)	289	297	314	384	315
2x4 Southern yellow pine (kiln dried)	302	325	339	413	395
2x4 Spruce-pine-fir (kiln dried)	236	250	257	342	288

Plywood (1/2” CDX) – $/MSF
West	287	294	300	369	305
South	248	263	264	320	280
Oriented strand board (7/16”-24/16)
North Central price – $/MSF	160	160	206	262	203

Pulp and Paper

The company’s pulp and paper businesses include: Pulp, which manufactures chemical wood pulp for world markets; Paper, which manufactures a range of both coated and uncoated papers and business forms marketed through the company’s own sales force and through paper merchants and printers; and Bleached Board, which manufactures bleached board, used for production of liquid containers, marketed to West Coast and Pacific Rim customers through the company’s own sales force.

In addition, through its investment in North Pacific Paper Company, the company has an interest in a newsprint manufacturing facility.

Sales volumes (thousands) (1):	2002	2001	2000	1999	1998

Pulp – air-dry metric tons	2,378	2,113	2,129	2,273	2,012
Paper – tons(2)	2,742	1,301	1,375	1,240	975
Coated groundwood – tons	210	206	214	220	206
Bleached board – tons	229	243	255	248	236
Newsprint – metric tons(3)	—	—	—	—	62
Paper converting – tons	1,859	831	829	788	620

(1)	Reflects the acquisitions of MacMillan Bloedel in November 1999 and Willamette Industries in February 2002.
(2)	Reflects the acquisition of the Dryden, Ontario, fine paper mill in October 1998.
(3)	Reflects the change in ownership of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business – continued

Selected product prices (per ton):	2002	2001	2000	1999	1998

Pulp – NBKP-air-dry metric-U.S.	$488	$547	$685	$541	$544
Paper – uncoated free sheet-U.S.	658	695	730	646	665
Newsprint – metric-West Coast U.S.	455	576	562	512	588

Containerboard, Packaging and Recycling

The company’s containerboard, packaging and recycling businesses include: Containerboard, which manufactures linerboard, corrugating medium and kraft paper primarily used to produce corrugated boxes at the company’s packaging facilities and also marketed to domestic and foreign customers through the company’s sales force and agents; Packaging, which manufactures industrial and agricultural packaging marketed through the company’s own sales force; and Recycling, which operates an extensive wastepaper collection system and markets it to company mills and worldwide customers. The segment also operates facilities that manufacture paper bags, preprint linerboard, inks and printing plates.

Sales volumes (thousands) (1):	2002	2001	2000	1999	1998

Containerboard – tons	983	883	1,055	576	323
Packaging – MSF	67,137	46,221	49,672	45,203	44,299
Recycling – tons	2,292	2,837	3,177	2,785	2,546
Bags – tons	93	—	—	—	—

Selected product prices (per ton):	2002	2001	2000	1999	1998

Linerboard – 42 lb.-Eastern U.S.	$401	$424	$453	$383	$354
Recycling – old corrugated containers	60	40	79	67	54
Recycling – old newsprint	36	25	56	23	17

Real Estate and Related Assets

The real estate and related assets segment includes Weyerhaeuser Real Estate Company (WRECO), a wholly-owned subsidiary, and the company’s other real estate related activities. WRECO is engaged in developing single-family housing and residential lots for sale, including development of master-planned communities. Operations are concentrated mainly in selected metropolitan areas in southern California, Nevada, Washington, Texas, Maryland, and Virginia.

Unit statistics:	2002	2001	2000	1999	1998

Single-family homes sold	4,374	3,868	3,833	3,431	3,412
Single-family homes closed	4,280	3,651	3,369	3,431	3,089
Single-family homes sold but not closed	1,882	1,788	1,571	1,107	1,107

(1)	Reflects the acquisition of MacMillan Bloedel in November 1999 and Willamette Industries in February 2002.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business – continued

Available Information

     The company is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) relating to the company’s business, financial results and other matters. The reports, proxy statements and other information the company files may be inspected and copied at prescribed rates at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information regarding issuers like the company that file electronically with the SEC. The address of the SEC’s internet site is www.sec.gov. The company also posts its reports, proxy statements and other information that are transmitted electronically to the SEC on the company’s internet site as soon as reasonably practicable after such material is filed with, or furnished to, the SEC and such information is available free of charge. The company’s internet site is www.weyerhaeuser.com.

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties

Timberlands

Timberlands annual log production, which reflects the acquisition of Willamette Industries (Willamette) in February 2002 (in millions):

	2002	2001	2000	1999	1998

Logs – cubic ft.	663	517	606	521	495
Fee depletion – cubic ft.	936	748	700	634	585

Wood Products

Production capacities, facilities and annual production, which reflect the acquisitions of Willamette in February 2002 and MacMillan Bloedel in November 1999 and the sale of the Marshfield Door business in 2000, are summarized by major product as follows (in millions):

	Production Capacity		Number of Facilities		2002	2001	2000	1999	1998

Softwood lumber – board ft.	7,083		43		6,831	5,335	5,645	4,532	4,025
Softwood plywood and veneer – sq. ft. (3/8'')	3,007		15		2,278	1,099	1,340	1,065	960
Composite panels – sq. ft. (3/4'') (1)	1,208		11		864	93	206	281	510
Oriented strand board – sq. ft. (3/8'')	4,275		10		4,049	3,443	3,438	2,452	2,179
Hardwood lumber – board ft.	446		13		406	410	397	376	342
Logs – cubic ft.	N/A	(2)	N/A	(2)	794	648	650	572	526

Principal manufacturing facilities are located as follows:

Softwood lumber and plywood
Alabama, Arkansas, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon, South Carolina, Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada

Oriented strand board
Louisiana, Michigan, North Carolina, West Virginia; Alberta, New Brunswick, Ontario and Saskatchewan, Canada

Composite panels
Arkansas, Louisiana, Oregon and South Carolina

Engineered lumber
Alabama, California, Georgia, Kentucky, Louisiana, Minnesota, Ohio, Oregon, West Virginia; Alberta and British Columbia, Canada

Hardwood lumber
Arkansas, Michigan, Oklahoma, Oregon, Pennsylvania, Washington, Wisconsin; and British Columbia, Canada

(1) Reflects sale of Marshfield, Wisconsin mill in 2000.

(2) Not applicable.

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties– continued

Pulp and Paper

Production capacities, facilities and annual production, which reflect the acquisitions of Willamette in February 2002 and MacMillan Bloedel in November 1999, are summarized by major product as follows (in thousands):

	Production Capacity	Number of Facilities	2002	2001	2000	1999	1998

Pulp – air-dry metric tons	2,910	12	2,281	2,140	2,282	2,219	1,971
Paper – tons(1)	2,970	9	2,611	1,244	1,388	1,292	1,025
Coated groundwood – tons	240	1	210	211	215	219	210
Bleached board – tons	260	1	227	240	261	251	237
Newsprint – metric tons(2)	–	–	–	–	–	–	69
Paper converting – tons	2,175	16	1,844	777	850	779	606

Principal manufacturing facilities are located as follows:

Pulp
Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada

Paper
Kentucky, North Carolina, Pennsylvania, South Carolina, Tennessee, Washington and Wisconsin; Ontario and Saskatchewan, Canada

Coated groundwood
Mississippi

Bleached board
Washington

Paper converting
California, Indiana, Kentucky, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Washington, Wisconsin; Ontario and Saskatchewan, Canada

Containerboard, Packaging and Recycling

Production capacities, facilities and annual production, which reflect the acquisitions of Willamette in February 2002 and MacMillan Bloedel in November 1999, are summarized by major product as follows (in thousands):

	Production Capacity		Number of Facilities	2002	2001	2000	1999	1998

Containerboard – tons	6,300		11	6,004	3,699	3,578	2,622	2,291
Packaging – MSF	107,000		98	70,498	48,650	52,509	47,404	46,410
Recycling – tons	N/A	(3)	20	6,092	4,726	4,448	4,287	3,833
Bags – tons	155		4	93	–	–	–	–

(1)	Reflects the acquisition of the Dryden, Ontario, Canada, fine paper facility in October 1998.

(2)	Reflects the change in ownership of the North Pacific Paper Corporation (NORPAC) newsprint facility from a fully consolidated subsidiary to an equity affiliate in February 1998.

(3)	Not applicable.

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties– continued

Principal manufacturing facilities are located as follows:

Containerboard
Alabama, California, Iowa, Georgia, Kentucky, Louisiana, North Carolina, Oklahoma, Oregon; Xalapa, Mexico

Packaging
Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington, Wisconsin; and Guanajuato, Ixtac, Mexico City and Tehuacan, Mexico

Recycling
Arizona, California, Colorado, Illinois, Iowa, Kansas, Maryland, Minnesota, Nebraska, North Carolina, Oregon, Tennessee, Texas, Utah, Virginia and Washington

Kraft bags and sacks
California, Missouri, Oregon, and Texas

Real Estate and Related Assets

Single-family housing
California, Maryland, Nevada, Texas, Virginia and Washington

Residential land development
California, Maryland, Nevada, Texas, Virginia and Washington

Commercial development
California and Washington

Real estate investments
Arizona, California, Colorado, Florida, Maryland, Nevada, Oregon, Utah, Virginia and Washington

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings

Countervailing and Anti-dumping Duties.   In April of 2001, the Coalition for Fair Lumber Imports (Coalition) filed two petitions with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market and sold at less than fair value. The Coalition asked that countervailing duty (CVD) and anti-dumping tariffs be imposed on softwood lumber imported from Canada.

In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage and established a final CVD rate of 18.79 percent. Because the final determination eliminated the 90-day retroactive duties, Weyerhaeuser reversed its $18 million accrual for the retroactive portion of the CVD during the first quarter of 2002. The charge for the retroactive portion of the CVD had been recognized during 2001.

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. Its finding of only threat of injury means that the CVD and anti-dumping duties will be collected only for the period beginning with the publication of its final order on May 22, 2002. In the anti-dumping portion of the case, the Department selected Weyerhaeuser and five Canadian companies to provide data for the anti-dumping investigation. In its preliminary ruling issued on October 30, 2001, the Department found that Weyerhaeuser had engaged in dumping and set a preliminary “dumping margin” for Weyerhaeuser. In the final determination, Weyerhaeuser’s depository rate was set at 12.39 percent. With the finding by the ITC of only threat of injury, the anti-dumping accrual of $29 million recorded in 2001 and $13 million recorded in 2002 were reversed on Weyerhaeuser’s books during the second quarter.

Following is a summary of the CVD and anti-dumping amounts recorded in Weyerhaeuser’s statement of earnings:

Dollar amounts in millions	2002	2001

Charges for CVD and anti-dumping duties	$64	$50
Reversals of 2001 charges for estimated CVD and anti-dumping duties	(47)	—

	$17	$50

Approximately one year following the publication of the final order and annually thereafter for a total of five years, the Department will conduct reviews to determine whether Weyerhaeuser had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. At the end of five years, both the countervailing duty and anti-dumping orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy will continue or recur.

Weyerhaeuser is appealing under the North American Free Trade Agreement (NAFTA). Panels have been appointed and will review the imposition of the anti-dumping duty and the CVD. With the support of provincial governments, the federal government of Canada also moved for appellate review by panels under the World Trade Organization (WTO).

In July 2002, the WTO issued two interim rulings against the United States. The first ruling was against the so-called “Byrd Amendment,” which gives U.S. firms cash from punitive trade sanctions applied on foreign imports. The appeals body affirmed the ruling in January 2003. The second ruling was that a key measure used in the CVD to determine the existence of a subsidy is improper; this is viewed by the United States as having been made moot by a final determination in the investigation.

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings — continued

It is difficult to predict the net effect final duties will have on Weyerhaeuser. In the event that the CVD and anti-dumping margins are determined to be improper, the charges incurred for these duties may be reversed and Weyerhaeuser could receive reimbursement for amounts paid to date. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. Weyerhaeuser is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future.

Hardboard Siding Claims. Weyerhaeuser announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a pretax charge of $130 million to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002 and is now binding on all parties. In the third quarter of 2001, Weyerhaeuser reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. Weyerhaeuser incurred claims and related costs in the amount of $11 million in 2002, $37 million in 2001 and $31 million in 2000 and charged these costs against the reserve. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges that may be required for these matters in the future.

The settlement class consists of all persons who own or owned structures in the United States on which Weyerhaeuser’s hardboard siding had been installed from January 1, 1981, through December 31, 1999. This is a claims-based settlement, which means that the claims will be paid as submitted over a nine-year period. An independent adjuster will review each claim submitted and determine whether it qualifies for payment under the terms of the settlement agreement. The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	2002	2001

Number of claims filed during the period	2,995	6,480
Number of claims resolved	4,690	2,580
Number of claims unresolved at end of period	2,245	3,940
Number of damage awards paid	1,830	400
Average damage award paid	$1,900	$1,700

The company negotiated settlements with its insurance carriers for recovery of certain costs related to these claims. As of December 29, 2002, Weyerhaeuser has either received or accrued $52 million in recoveries from its insurance carriers.

At the end of 2002, the company is a defendant in state trial court in nine cases that are outside of the settlement involving primarily multi-family structures and residential developments. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by Weyerhaeuser and installed by a developer in a residential development located in Modesto, California. The verdict has been appealed and is not included in the nine cases mentioned at the state court level.

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings – continued

Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. No specific damage amounts have been claimed. In September 2001, the district court certified both classes. On appeal, the 3rd Circuit Court of Appeals affirmed the trial court’s certification of the two classes. The company and other defendants have sought certiorari with the U.S. Supreme Court to review the class certification issue. At the trial level, discussions have begun on reactivating pretrial discovery efforts. Trial has been set for April 2004.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon alleging that from 1996 to present Weyerhaeuser had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In August 2001, the complaint was amended to add an additional plaintiff. The plaintiffs have requested relief, including treble damages, of $110 million. In October 2002, the company filed motions for summary judgment on several issues. In January 2003, the court denied the company’s motions. Trial is scheduled for April 8, 2003.

Paragon Trade Brands, Inc., Litigation. In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon) bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. On June 26, 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding Weyerhaeuser liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. On October 30, 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. In November 2002, the company filed motion for reconsideration with the Bankruptcy Court. The court has not ruled on the company’s motion. No trial date has been set for the determination of the damages. Weyerhaeuser disagrees with the Bankruptcy Court’s decision and will diligently pursue all available relief.

Other Litigation. The company is a party to other matters generally incidental to its business in addition to the matters described above.

Summary. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, the company’s management presently believes that resolving all of these matters will not have a material adverse effect on the company’s financial position, liquidity or its results of operations.

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings – continued

Environmental Matters

In April 1999, Willamette’s Johnsonburg, Penn., paper and pulp mill received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act (CAA). Management has met with federal and state officials to resolve the matters alleged in the NOV and will continue to work with officials to narrow issues in dispute. Management believes that it is reasonably possible that a settlement will be reached at a future date, that may involve payment of a penalty of up to approximately $1 million and the installation of pollution control equipment.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company has established reserves for remediation costs on all of the approximately 79 active sites across its operations as of the end of 2002 totaling $54 million, up from $45 million at the end of 2001. This increase reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $18 million in 2002 and $34 million in 2000. In 2001, the company reduced the accruals by $8 million. The company incurred remediation costs of $9 million in 2002, $14 million in 2001 and $12 million in 2000, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $100 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2002.

Weyerhaeuser Company and Subsidiaries

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Information with respect to market prices, stockholders and dividends included in Notes 24 and 25 of Notes to Financial Statements in the company’s 2002 Annual Report to Shareholders, is incorporated herein by reference.

Following is information about securities authorized for issuance under the company’s equity compensation plans:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	13,852,895	$54.26	8,614,388
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	13,852,895	$54.26	8,614,388

Item 6. Selected Financial Data

Information with respect to selected financial data included in Note 25 of Notes to Financial Statements in the company’s 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Management’s Discussion and Analysis included on pages 30-42 of the company’s 2002 Annual Report to Shareholders, is incorporated herein by reference.

Forward-Looking Statements

This document, including exhibits incorporated by reference, contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “will,” “expects,” “may,” “should,” “approximately,” “anticipates,” “indicates,” “plans” and “estimates” and the negative or other variations of those terms with comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expected synergies from the Willamette acquisition, expected effects of domestic and foreign government environmental regulations, First Nation claims, projected capital expenditures, environmental remediation expenditures, certification of forestry practices, future performance of the company’s business segments, future pension income, pension contributions, health care plans, the effect of pending litigation on the company’s financial position, liquidity or results of operations, sale of approximately 100,000 acres of western Washington timberlands, closure of facilities, debt reduction and future debt-to-capital ratios, future commitments under operating leases, and similar matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to, the effect of general economic conditions, including the level of interest rates and housing starts; market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments; performance of the company’s manufacturing operations; the successful execution of internal performance plans; the level of competition from domestic and foreign producers; the effect of forestry,

Weyerhaeuser Company and Subsidiaries

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

land use, environmental and other governmental regulations; fires, floods and other natural disasters; the company’s ability to successfully integrate and manage acquired businesses and to realize anticipated cost savings and synergies from these acquisitions; the ability of acquired businesses to perform in accordance with the company’s expectations; legal proceedings; and uncertainties affecting insurance recoveries. The company is also a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan; changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and restrictions on international trade or tariffs imposed on imports, including the countervailing and anti-dumping duties imposed on the company’s softwood lumber shipments from Canada to the United States. These and other factors could cause or contribute to actual results differing materially from such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to market risk of financial instruments included on page 39 of the company’s 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Information

Financial statements and supplementary information, included in the company’s 2002 Annual Report to Shareholders, are incorporated herein by reference.

Page(s) in
Annual Report
to Shareholders

Independent Auditors’ Report	42
Consolidated Statement of Earnings	43
Consolidated Balance Sheet	44-45
Consolidated Statement of Cash Flows	46-47
Consolidated Statement of Shareholders’ Interest	48
Notes to Financial Statements	49-77
Selected Quarterly Financial Information (Unaudited)	75

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding the change in the company’s principal accountants was provided in the company’s Current Report on Form 8-K filed April 19, 2002. The letter from Arthur Andersen LLP stating the firm’s agreement with the information provided in the report was filed as an exhibit to the Form 8-K report.

Weyerhaeuser Company and Subsidiaries

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors of the company included on pages 2 through 4 of the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2003 Annual Meeting of Shareholders to be held April 15, 2003, is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2003 Annual Meeting of Shareholders to be held April 15, 2003, under headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Change in Control and Severance Agreements” is incorporated herein by reference.

The executive officers of the company are as follows:

Name	Title	Age

Marvin D. Cooper	Senior Vice President	59
William R. Corbin	Executive Vice President	61
C. William Gaynor	Senior Vice President	62
Richard E. Hanson	Executive Vice President	59
Steven R. Hill	Senior Vice President	55
Mack L. Hogans	Senior Vice President	54
James R. Keller	Senior Vice President	53
Michael R. Onustock	Senior Vice President	63
Steven R. Rogel	President	60
William C. Stivers	Executive Vice President	64
George H. Weyerhaeuser, Jr.	Senior Vice President	49

Marvin D. Cooper has been senior vice president, Pulp, Paper and Containerboard Manufacturing and Engineering, since February 2002. Prior to joining the company, he was executive vice president, Pulp and Paper Mills, for Willamette Industries, Inc. from 1998 until Willamette was acquired by the company. He was senior vice president, Pulp and Paper Mills for Willamette from 1997 to 1998. Prior to 1997, he held a number of management positions at Willamette in its pulp and fine paper businesses. He joined Willamette in 1980.

William R. Corbin has been executive vice president, Wood Products, since 1999. From 1995 to 1999, he was executive vice president, Timberlands and Distribution, and from 1992, when he joined the company, to 1995 he was executive vice president, Wood Products.

C. William Gaynor has been senior vice president, Canada, of Weyerhaeuser since 1999 and has been president and chief executive officer of Weyerhaeuser Company Limited, a subsidiary of the company, since 1998. He joined the company in 1974 and has held numerous management positions and served as vice president and general manager – Saskatchewan Division of Weyerhaeuser Canada Ltd., the predecessor of Weyerhaeuser Company Limited, from 1987 to 1998.

Richard E. Hanson has been executive vice president, Timberlands, since February 2002 and was senior vice president, Timberlands, from 1999 to 2002. He was vice president, Western Timberlands, from 1996 to 1998. He joined Weyerhaeuser in 1970 and has held numerous management positions in the timberlands, wood products and paper businesses.

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

Weyerhaeuser Company and Subsidiaries

PART III

Item 10. Directors and Executive Officers of the Registrant – continued

James R. Keller has been senior vice president, Containerboard, Packaging and Recycling, since February 2002. From 1997 to 2002, he was vice president and general manager, Containerboard, Packaging and Recycling. He joined Weyerhaeuser in 1974 and has held numerous management positions in containerboard, newsprint and bleached board, shipping containers and timberlands.

Michael R. Onustock has been senior vice president, Pulp and Paper, since February 2002. Prior to joining the company, he was executive vice president, Pulp and Fine Paper Marketing for Willamette Industries, Inc. from 1989 until Willamette was acquired by the company. He was vice president, Paper Group, for Willamette from 1980 to 1988. Prior to 1980, he held a number of management positions at Willamette in its pulp, paper and board businesses. He joined Willamette in 1973 following 11 years as containerboard sales manager with Boise Cascade.

Steven R. Rogel’s biography may be found on page 2 of the Notice of 2003 Annual Meeting of Shareholders and Proxy Statement for the company’s 2003 Annual Meeting of Shareholders to be held April 15, 2003, which is incorporated herein by reference.

William C. Stivers has been executive vice president and chief financial officer since 1998 and was senior vice president and chief financial officer from 1990 to 1998. He joined the company in 1970 and has held numerous management positions in finance with both the company and its subsidiaries.

George H. Weyerhaeuser, Jr. has been senior vice president, Technology, since 1998 and was president and chief executive officer of Weyerhaeuser Canada Ltd., a subsidiary of the company, from 1993 to 1998. From 1990 to 1993, he was vice president, Manufacturing, Pulp, Paper and Packaging. He joined Weyerhaeuser in 1978 and has held various positions, including sawmill supervisor, vice president and mill manager for Containerboard, Pulp, Paper and Packaging.

Item 11. Executive Compensation

Information with respect to executive compensation contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2003 Annual Meeting of Shareholders to be held April 15, 2003, under the headings “Directors’ Compensation,” “Compensation Committee Report on Executive Management Compensation,” “Compensation Committee Interlocks and Insider Participation” and at pages 4 through 9 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2003, Annual Meeting of Shareholders to be held April 15, 2003, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s principal executive officer and principal financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures within 90 days of the filing date of this annual report on Form 10-K. Disclosure controls

Weyerhaeuser Company and Subsidiaries

PART III

Item 14. Controls and Procedures – continued

are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, the company’s principal executive officer and principal financial officer believe the controls and procedures in place are effective to ensure that information required to be disclosed complies with the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in the company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of their evaluation by the principal executive officer and principal financial officer.

Weyerhaeuser Company and Subsidiaries

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

The consolidated financial statements of the company, together with the report of independent auditors, included in the company’s 2002 Annual Report to Shareholders, are incorporated in Part II, Item 8 of this Form 10-K by reference.

Page Number(s)
Financial Statement Schedules	in Form 10-K

Independent Auditors’ Reports on Financial Statement Schedules	25-26
Schedule II – Valuation and Qualifying Accounts	27

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in the company’s 2002 Annual Report to Shareholders and incorporated herein by reference.

Exhibits

3	-	(i)	Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825)
		(ii)	Bylaws (incorporated by reference to 2000 Form 10-K filed with the Securities and Exchange Commission on March 16, 2001 — Commission File Number 1-4825)
10	-	Material Contracts
		(a)	Agreement with W. R. Corbin (incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on March 12, 1999 — Commission File Number 1-4825)
		(b)	Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)
		(c)	Arrangement with Michael R. Onustock
		(d)	Arrangement with Marvin D. Cooper
		(e)	Form of Amended Executive Severance Agreement
		(f)	Description of the Weyerhaeuser Company Option Exercise/Share Purchase Program (incorporated by reference to 2001 Form 10-K filed with the Securities and Exchange Commission on February 28, 2002 — Commission File Number 1-4825)
		(g)	Agreement and Plan of Merger dated as of January 28, 2002, by and among Weyerhaeuser Company, a Washington corporation, Company Holdings, Inc., a Washington corporation and a wholly owned subsidiary of Weyerhaeuser Company, and Willamette Industries, Inc., an Oregon corporation (incorporated by reference to Exhibit (a)(5)(QQQ) to Amendment No. 70 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on January 29, 2002)
		(h)	364-Day Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(5) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)
		(i)	Bridge Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(6) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

Weyerhaeuser Company and Subsidiaries

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K – continued

(j)	Competitive Advance and Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(7) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

11	-	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 2 of Notes to Financial Statements in the company’s 2002 Annual Report to Shareholders)

12	-	Statements regarding computation of ratios

13	-	Portions of the company’s 2002 Annual Report to Shareholders specifically incorporated by reference herein

21	-	Subsidiaries of the Registrant

23	-	Consent of Independent Auditors

99	-	(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	-	(b) 2001 Report of Independent Public Accountants

Reports on Form 8-K

The registrant furnished reports on Form 8-K dated December 12, 2002, January 22, 2003, and February 14, 2003, reporting information under Item 9, Regulation FD Disclosure. The registrant filed a report on Form 8-K dated December 12, 2002, reporting information under Item 5, Other Events and Item 7, Exhibits.

Weyerhaeuser Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2003.

Weyerhaeuser Company

/s/ Steven R. Rogel Steven R. Rogel Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 5, 2003.

/s/ Steven R. Rogel	/s/ Arnold G. Langbo

Steven R. Rogel	Arnold G. Langbo
President, Principal Executive Officer, Director and Chairman of the Board	Director

/s/ William C. Stivers	/s/ Donald F. Mazankowski

William C. Stivers	Donald F. Mazankowski
Principal Financial Officer	Director

/s/ Steven J. Hillyard	/s/ Nicole W. Piasecki

Steven J. Hillyard	Nicole W. Piasecki
Principal Accounting Officer	Director

/s/ R. F. Haskayne	/s/ William D. Ruckelshaus

Richard F. Haskayne	William D. Ruckelshaus
Director	Director

/s/ Robert J. Herbold	/s/ Richard H. Sinkfield

Robert J. Herbold	Richard H. Sinkfield
Director	Director

/s/ Martha R. Ingram	/s/ James N. Sullivan

Martha R. Ingram	James N. Sullivan
Director	Director

/s/ John I. Kieckhefer	/s/ Clayton K. Yeutter

John I. Kieckhefer	Clayton K. Yeutter
Director	Director

Weyerhaeuser Company and Subsidiaries

CERTIFICATIONS

I, Steven R. Rogel, certify that:

1.	I have reviewed this annual report on Form 10-K of Weyerhaeuser Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ Steven R. Rogel

Steven R. Rogel
Chairman, President and Chief Executive Officer

Weyerhaeuser Company and Subsidiaries

CERTIFICATIONS

I, William C. Stivers, certify that:

1.	I have reviewed this annual report on Form 10-K of Weyerhaeuser Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003
/s/ William C. Stivers

William C. Stivers
Executive Vice President and Chief Financial Officer

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES

Independent Auditors’ Report

The Board of Directors and Shareholders of Weyerhaeuser Company:

Under date of February 12, 2003, we reported on the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 29, 2002, and the related consolidated statements of earnings, cash flows and shareholders’ interest for the year then ended, which report is incorporated by reference in this annual report on Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule in this Form 10-K for the year ended December 29, 2002. This financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

The consolidated financial statements of Weyerhaeuser Company and subsidiaries as of December 30, 2001, and for each of the years in the two-year period ended December 30, 2001, were audited by other auditors who have ceased operations. As described in Note 4 to the consolidated financial statements, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, which was adopted by the company as of December 31, 2001. Further, as described in Note 22 to the consolidated financial statements, the company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to the reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. In our opinion, the 2001 and 2000 disclosure in Note 22 to the consolidated financial statements is appropriate and the 2001 and 2000 adjustments to Note 4 to the consolidated financial statements are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the company other than with respect to such disclosures and adjustments, and accordingly, we do not express an opinion or any form of assurance on the 2001 or 2000 financial statements taken as a whole.

KPMG LLP
Seattle, Washington, February 12, 2002

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES

This report is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Weyerhaeuser Company’s filing on Form 10-K for the year ended December 30, 2001. This report has not been reissued by Arthur Andersen LLP in connection with this filing, and the page reference within this report has not been revised. Schedule II – Valuation and Qualifying Accounts is located on page 27 of this filing.

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

ARTHUR ANDERSEN LLP
Seattle, Washington February 11, 2002

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES

Schedule II – Valuation and Qualifying Accounts

For the three years ended December 29, 2002
Dollar amounts in millions

	Balance at		Deductions From/
	Beginning	Charged to	(Additions to)		Balance at End of
Description	of Period	Income	Reserve		Period

Weyerhaeuser
Reserve deducted from related asset accounts:
Doubtful accounts – Accounts receivable
2002	$8	$15	$10		$13

2001	$5	$16	$13		$8

2000	$10	$4	$9		$5

Real Estate and Related Assets
Reserves and allowances deducted from related asset accounts:
Receivables
2002	$5	$1	$—		$6

2001	$5	$1	$1	(1)	$5

2000	$7	$—	$2		$5

Mortgage-related financial instruments
2002	$2	$1	$2		$1

2001	$3	$—	$1	(2)	$2

2000	$3	$—	$—		$3

Investments in unconsolidated entities
2002	$2	$1	$—		$3

2001	$1	$—	$(1	)(3)	$2

2000	$3	$—	$2		$1

(1)	Includes allowances transferred to partnership investments.
(2)	Includes allowances transferred to accrued liabilities.
(3)	Includes allowances transferred from receivables.

Weyerhaeuser Company and Subsidiaries

Exhibits:

3	–	(iii)	Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825)

		(iv)	Bylaws (incorporated by reference to 2000 Form 10-K filed with the Securities and Exchange Commission on March 16, 2001 — Commission File Number 1-4825)

10	–	Material Contracts

		(a)	Agreement with W. R. Corbin (incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on March 12, 1999 — Commission File Number 1-4825)

		(b)	Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)

		(c)	Arrangement with Michael R. Onustock

		(d)	Arrangement with Marvin D. Cooper

		(e)	Form of Amended Executive Severance Agreement

		(f)	Description of the Weyerhaeuser Company Option Exercise/Share Purchase Program (incorporated by reference to 2001 Form 10-K filed with the Securities and Exchange Commission on February 28, 2002 — Commission File Number 1-4825)

		(g)	Agreement and Plan of Merger dated as of January 28, 2002, by and among Weyerhaeuser Company, a Washington corporation, Company Holdings, Inc., a Washington corporation and a wholly owned subsidiary of Weyerhaeuser Company, and Willamette Industries, Inc., an Oregon corporation (incorporated by reference to Exhibit (a)(5)(QQQ) to Amendment No. 70 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on January 29, 2002)

		(h)	364-Day Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(5) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

		(i)	Bridge Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(6) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

		(j)	Competitive Advance and Revolving Credit Facility Agreement, dated as of February 8, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents (incorporated by reference to Exhibit (b)(7) to Amendment No. 73 to Schedule TO filed by Weyerhaeuser Company and Company Holdings, Inc. on February 11, 2002)

11	–		Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 2 of Notes to Financial Statements in the company’s 2002 Annual Report to Shareholders)

12	–		Statements regarding computation of ratios

13	–		Portions of the company’s 2002 Annual Report to Shareholders specifically incorporated by reference herein

21	–		Subsidiaries of the Registrant

Weyerhaeuser Company and Subsidiaries

Exhibits – continued

23	–	Consent of Independent Auditors

99	–	(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		(b)	2001 Report of Independent Public Accountants