Form 10-Q
period 2003-03-30
WEYERHAEUSER CO
filed 2003-05-14
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4825

WEYERHAEUSER COMPANY

A Washington Corporation	(IRS Employer Identification No. 91-0470860)

Federal Way, Washington 98063-9777

Telephone (253) 924-2345

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Shares ($1.25 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Stock Exchange

Exchangeable Shares (no par value)	Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒    No   ☐

The number of shares outstanding of the registrant’s class of common stock, as of May 2, 2003, was 219,031,337 common shares ($1.25 par value).

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing
For the thirteen weeks ended March 30, 2003

Page No.

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statement of Earnings	5
	Consolidated Balance Sheet	6-7
	Consolidated Statement of Cash Flows	8-9
	Notes to Financial Statements	10-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
Part II.	Other Information
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities	(not applicable)
Item 3.	Defaults upon Senior Securities	(not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders	(not applicable)
Item 5.	Other Information	(not applicable)
Item 6.	Exhibits and Reports on Form 8-K	34

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 29, 2002. Though not examined by independent public auditors, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ended March 30, 2003, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

By	/s/ Steven J. Hillyard

Steven J. Hillyard Duly Authorized Officer and Principal Accounting Officer

May 14, 2003

CERTIFICATIONS

I, Steven R. Rogel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Weyerhaeuser Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Steven R. Rogel

Steven R. Rogel Chairman, President and Chief Executive Officer

I, Richard J. Taggart, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Weyerhaeuser Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Richard J. Taggart

Richard J. Taggart Executive Vice President and Chief Financial Officer

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
For the thirteen-week periods ended March 30, 2003 and March 31, 2002
(Dollar amounts in millions except per-share figures)
(Unaudited)

	March 30,	March 31,
	2003	2002

Net sales and revenues:
Weyerhaeuser	$4,169	$3,595
Real estate and related assets	445	396

Total net sales and revenues	4,614	3,991

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,322	2,831
Depreciation, amortization and fee stumpage	321	264
Selling expenses	107	103
General and administrative expenses	231	186
Research and development expenses	12	12
Taxes other than payroll and income taxes	47	38
Charges for integration and restructuring (Note 12)	29	2
Charges for closure of facilities (Note 13)	22	27
Other operating costs, net (Note 14)	37	4

	4,128	3,467

Real estate and related assets:
Costs and operating expenses	330	291
Depreciation and amortization	3	2
Selling expenses	24	21
General and administrative expenses	14	10
Taxes other than payroll and income taxes	1	1
Other operating costs, net	(7)	(8)

	365	317

Total costs and expenses	4,493	3,784

Operating income	121	207
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(208)	(178)
Less interest capitalized	5	4
Interest income and other	6	5
Equity in income (loss) of affiliates (Note 6)	(5)	(4)
Real estate and related assets:
Interest expense incurred	(14)	(13)
Less interest capitalized	14	13
Interest income and other	11	6
Equity in income of unconsolidated entities (Note 6)	5	6

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(65)	46
Income taxes	22	(16)

Earnings (loss) before cumulative effect of a change in accounting principle	(43)	30
Cumulative effect of a change in accounting principle, net (Note 2)	(11)	—

Net earnings (loss)	$(54)	$30

Basic and diluted net earnings (loss) per share (Note 4):
Earnings (loss) before cumulative effect of a change in accounting principle	$(0.19)	$0.14
Cumulative effect of a change in accounting principle (Note 2)	(0.05)	—

Net earnings (loss)	$(0.24)	$0.14

Dividends paid per share	$0.40	$0.40

See Accompanying Notes to Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
March 30, 2003 and December 29, 2002
(Dollar amounts in millions)
(Unaudited)

	March 30,	Dec. 29,
	2003	2002

Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$59	$115
Receivables, less allowances	1,573	1,413
Inventories (Note 8)	2,167	1,941
Prepaid expenses	455	419

Total current assets	4,254	3,888
Property and equipment	12,228	12,278
Construction in progress	709	687
Timber and timberlands at cost, less fee stumpage charged to disposals	4,450	4,402
Investments in and advances to equity affiliates (Note 6)	538	578
Goodwill (Note 7)	3,191	3,131
Deferred pension and other assets	1,337	1,285

	26,707	26,249

Real estate and related assets
Cash	8	7
Receivables, less discounts and allowances	65	70
Real estate in process of development and for sale	708	696
Land being processed for development	969	962
Investments in unconsolidated entities, less reserves (Note 6)	54	28
Other assets	185	207

	1,989	1,970

Total assets	$28,696	$28,219

See Accompanying Notes to Financial Statements

	March 30,	Dec. 29,
	2003	2002

Liabilities and shareholders’ interest
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 10)	$321	$2
Current maturities of long-term debt (Note 10)	595	786
Accounts payable	975	983
Accrued liabilities (Note 9)	1,162	1,223

Total current liabilities	3,053	2,994
Long-term debt (Note 10)	12,129	11,907
Deferred income taxes	4,072	4,056
Deferred pension, other postretirement benefits and other liabilities	1,469	1,290
Commitments and contingencies (Note 11)

	20,723	20,247

Real estate and related assets
Notes payable and commercial paper (Note 10)	115	63
Long-term debt (Note 10)	764	814
Other liabilities	466	472
Commitments and contingencies (Note 11)

	1,345	1,349

Total liabilities	22,068	21,596

Shareholders’ interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 219,005,988 and 218,950,302 shares	274	274
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,302,513 and 2,302,873	156	156
Other capital	2,878	2,875
Retained earnings	3,597	3,740
Cumulative other comprehensive loss	(277)	(422)

Total shareholders’ interest	6,628	6,623

Total liabilities and shareholders’ interest	$28,696	$28,219

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the thirteen-week periods ended March 30, 2003 and March 31, 2002
(Dollar amounts in millions)
(Unaudited)

	Consolidated

	March 30,	March 31,
	2003	2002

Cash flows from operations:
Net earnings (loss)	$(54)	$30
Noncash charges (credits):
Depreciation, amortization and fee stumpage	324	266
Deferred income taxes, net	(5)	8
Pension and other postretirement benefits	40	(36)
Equity in (income) loss of affiliates and unconsolidated entities	—	(2)
Countervailing duties and anti-dumping penalties (Note 11)	—	(5)
Charge for alder antitrust case (Note 11)	79	—
Charge for impairment of long-lived assets (Note 13)	13	20
Loss on early extinguishment of debt (Note 10)	—	35
Cumulative effect of a change in accounting principle (Note 2)	17	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(147)	(153)
Inventories, real estate and land	(205)	(197)
Prepaid expenses	(31)	(67)
Accounts payable and accrued liabilities	(100)	20
(Gain) loss on disposition of assets	(15)	10
Other	(25)	(4)

Net cash from operations	(109)	(75)

Cash flows from investing activities:
Property and equipment	(132)	(158)
Timberlands reforestation	(14)	(12)
Acquisition of timberlands	(55)	(6)
Acquisition of businesses and facilities, net of cash acquired (Note 7)	(8)	(6,119)
Net distributions from (investments in) equity affiliates	2	7
Proceeds from sale of:
Property, equipment and other assets	42	18
Mortgage-related financial instruments	1	24
Intercompany advances	—	—
Other	(39)	(18)

Net cash from investing activities	(203)	(6,264)

Cash flows from financing activities:
Issuances of debt	1	13,001
Revolving credit facilities, notes and commercial paper borrowings, net	651	(66)
Cash dividends	(89)	(88)
Intercompany return of capital	—	—
Payments on debt	(303)	(6,617)
Exercise of stock options	2	46
Other	(5)	(3)

Net cash from financing activities	257	6,273

Net change in cash and cash equivalents	(55)	(66)
Cash and cash equivalents at beginning of period	122	204

Cash and cash equivalents at end of period	$67	$138

Cash paid (received) during the period for:
Interest, net of amount capitalized	$263	$136

Income taxes	$4	$(1)

See Accompanying Notes to Financial Statements

Weyerhaeuser		Real Estate and Related Assets

March 30,	March 31,	March 30,	March 31,
2003	2002	2003	2002

$(116)	$(28)	$62	$58

321	264	3	2
(11)	7	6	1
39	(35)	1	(1)
5	4	(5)	(6)
—	(5)	—	—
79	—	—	—
13	20	—	—
—	35	—	—
17	—	—	—

(153)	(156)	6	3
(195)	(134)	(10)	(63)
(34)	(67)	3	—
(69)	(20)	(31)	40
(8)	10	(7)	—
(14)	15	(11)	(19)

(126)	(90)	17	15

(128)	(158)	(4)	—
(14)	(12)	—	—
(55)	(6)	—	—
(8)	(6,119)	—	—
(1)	(3)	3	10

17	18	25	—
—	—	1	24
19	(80)	(19)	80
(38)	(18)	(1)	—

(208)	(6,378)	5	114

1	13,001	—	—
599	30	52	(96)
(89)	(88)	—	—
21	—	(21)	—
(251)	(6,593)	(52)	(24)
2	46	—	—
(5)	(3)	—	—

278	6,393	(21)	(120)

(56)	(75)	1	9
115	202	7	2

$59	$127	$8	$11

$263	$136	$—	$—

$(36)	$(1)	$40	$—

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
For the thirteen-week periods ended March 30, 2003 and March 31, 2002
(Unaudited)

Note 1:     Basis of Presentation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. Investments in and advances to equity affiliates which are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings. Significant intercompany transactions and accounts are eliminated.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1) Weyerhaeuser, principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real Estate and Related Assets, principally engaged in real estate development and construction and other real estate related activities. The term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. The term “Weyerhaeuser” excludes Real Estate and Related Assets.

The consolidated financial statements are unaudited; however, the consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Financial Statements, such adjustments are of a normal, recurring nature. The consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in financial statements prepared under accounting principles generally accepted in the United States have been omitted in accordance with those rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Certain reclassifications have been made to conform comparative data to the current format.

Note 2:     New Accounting Pronouncements

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of adopting the accounting principle, after taxes of $6 million, was a charge of $11 million, or 5 cents per share. The effect on results reported for the thirteen-week period ended March 31, 2002, would not have been material had the provisions of Statement 143 been in place during the comparable period.

The company has accounted for exit or disposal activities initiated after December 31, 2002, under the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Adoption of Statement No. 146 did not have a material effect on the company’s financial position, results of operations, or cash flows.

The Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, in January 2003. The Interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of the Interpretation apply to variable interest entities created, and to variable interest entities in which the company obtains an interest, after January 31, 2003. The company also will be required to apply the consolidation provisions of the Interpretation as of the beginning of the third quarter of 2003 to variable interest entities in which its interest was acquired prior to February 1, 2003. Implementation of Interpretation No. 46 has not had, and is not expected to have, a material effect on the company’s financial position, results of operations, or cash flows.

Note 3:      Stock-Based Employee Compensation

The company uses the intrinsic-value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Net earnings (loss) as reported	$(54)	$30
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(25)	(27)

Pro forma net earnings (loss)	$(79)	$3

Earnings (loss) per share:
Basic—as reported	$(0.24)	$0.14
Basic—pro forma	$(0.36)	$0.01
Diluted—as reported	$(0.24)	$0.14
Diluted—pro forma	$(0.36)	$0.01

Note 4:     Net Earnings Per Share

Basic net earnings (loss) per share are based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings (loss) per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the respective periods.

	Thirteen weeks ended

	March 30,	March 31,
	2003	2002

Weighted average shares outstanding (thousands):
Basic	221,285	220,184
Dilutive effect of stock options	—	926

Diluted	221,285	221,110

Options to purchase 13,744,305 shares were not included in the computation of diluted earnings (loss) per share for the thirteen weeks ended March 30, 2003, because the company reported a loss before the cumulative effect of a change in accounting principle. Options to purchase 203,150 shares were not included in the computation of diluted earnings per share for the thirteen weeks ended March 31, 2002, because the option exercise prices were greater than the average market prices of common shares during that period.

Note 5:     Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Net earnings (loss)	$(54)	$30
Other comprehensive income:
Foreign currency translation adjustments	143	1
Cash flow hedges:
Net derivative gains, net of taxes of $1 and $1	2	2

Comprehensive income	$91	$33

Note 6:      Equity Affiliates

Weyerhaeuser

Weyerhaeuser’s investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. Weyerhaeuser’s significant equity affiliates as of March 30, 2003, are:

•	ForestExpress, LLC — A 33 percent owned joint venture formed to develop and operate a global, web-enabled, business-to-business marketplace for the forest products industry. Other equity members include Boise Cascade Corporation, Georgia-Pacific Corp., International Paper, MeadWestvaco and Morgan Stanley.

•	Jasmine Forests, LLC — A qualifying special purpose entity formed in 2002 to monetize the seller note received as part of the consideration for the sale of 115,000 acres of timberlands in western Washington.

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing investment management services to institutional and individual investors.

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture in Denver, Colorado, that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in pine forests in the Southern Hemisphere.

•	SCA Weyerhaeuser Packaging Holding Company Asia Ltd. — A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Two facilities are in operation in China.

•	Southern Cone Timber Investors Limited — A 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is on plantation forests in the Southern Hemisphere.

•	Wapawekka Lumber LP — A 51 percent owned limited partnership in Saskatchewan, Canada, that operates a sawmill. Substantive participating rights by the minority partner preclude the consolidation of this partnership by Weyerhaeuser.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, follows.

	March 30,	Dec. 29,
Dollar amounts in millions	2003	2002

Current assets	$175	$186
Noncurrent assets	1,298	1,309
Current liabilities	126	125
Noncurrent liabilities	413	424

	Thirteen weeks ended

	March 30,	March 31,
	2003	2002

Net sales and revenues	$136	$142
Operating income (loss)	(3)	(7)
Net income (loss)	(3)	(8)

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

Real Estate and Related Assets

Investments in unconsolidated entities that are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings as appropriate.

Unconsolidated financial information for unconsolidated entities that are accounted for by the equity method is as follows.

	March 30,	Dec. 29,
Dollar amounts in millions	2003	2002

Current assets	$16	$8
Noncurrent assets	252	257
Current liabilities	18	11
Noncurrent liabilities	184	186

	Thirteen weeks ended

	March 30,	March 31,
	2003	2002

Net sales and revenues	$20	$18
Operating income	9	20
Net income	6	17

Note 7:     Goodwill

The changes in the carrying amount of goodwill for the thirteen weeks ended March 30, 2003, are as follows:

				Containerboard,
		Wood	Pulp	Packaging and	Corporate
	Timberlands	Products	and Paper	Recycling	and Other	Total

Balance as of December 29, 2002	$230	$799	$860	$1,242	$—	$3,131
Goodwill transferred from Timberlands to Corporate and Other (Note 15)	(12)	—	—	—	12	—
Goodwill transferred from investments in and advances to equity affiliates	—	—	—	34	—	34
Effect of foreign currency translation and other adjustments	8	14	(1)	3	2	26

Balance as of March 30, 2003	$226	$813	$859	$1,279	$14	$3,191

The company acquired the remaining 50 percent interest in Wilton Connor LLC at the beginning of 2003 for cash paid to the former venture partner of $4 million and the payment of Wilton Connor debt of $4 million. Goodwill of $34 million associated with the company’s purchase of its initial 50 percent interest in 1998 was reclassified from investments in and advances to equity affiliates to goodwill.

Note 8:     Inventories

	March 30,	Dec. 29,
Dollar amounts in millions	2003	2002

Logs and chips	$211	$177
Lumber, plywood, panels and engineered lumber	548	456
Pulp and paper	384	351
Containerboard and packaging	263	282
Other products	243	202
Materials and supplies	518	473

	$2,167	$1,941

Note 9:     Accrued Liabilities

	March 30,	Dec. 29,
Dollar amounts in millions	2003	2002

Payroll—wages and salaries, incentive awards, retirement and vacation pay	$506	$505
Taxes—Social Security and real and personal property	66	70
Current portion of product liability reserves	49	47
Interest	134	229
Other	407	372

	$1,162	$1,223

Note 10:      Debt

Weyerhaeuser Company had short-term bank credit lines of $1.3 billion under a 364-day revolving facility at December 29, 2002. The 364-day revolving line of credit was renewed during the thirteen weeks ended March 30, 2003, in the amount of $1.2 billion and expires in March 2004. Both Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) can borrow against this facility. WRECO can borrow up to $600 million under the $1.2 billion facility.

In addition, Weyerhaeuser Company has a revolving credit facility agreement entered into with a group of banks that expires in March 2007 and that provides for borrowings up to a total amount of $1.3 billion, all of which is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

Of the total committed bank facilities of $2.5 billion, $1.5 billion was available as of March 30, 2003, for incremental borrowings.

In February 2002, the company issued bridge financing in connection with its acquisition of Willamette Industries. Fees related to the commitments on financing that had been secured for the acquisition were recorded as deferred finance costs. In March 2002, the company replaced the bridge financing with $5.5 billion of notes payable. The $35 million unamortized portion of the deferred costs associated with the bridge financing was written off and is classified in interest expense incurred in the statement of earnings for the thirteen weeks ended March 31, 2002.

Note 11:     Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002 and is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. The company incurred claims and related costs in the amount of $1 million and $2 million in the first quarter of 2003 and 2002, respectively, and charged these costs against the reserve. As of March 30, 2003, the company had $92 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

	Thirteen weeks	Fifty-two weeks	Fifty-two weeks
	ended	ended	ended
	March 30,	Dec. 29,	Dec. 30,
	2003	2002	2001

Number of claims filed during the period	335	2,995	6,480
Number of claims resolved	760	4,690	2,580
Number of claims unresolved at end of period	1,820	2,245	3,940
Number of damage awards paid	420	1,830	400
Average damage award paid	$2,300	$1,900	$1,700

The company negotiated settlements with its insurance carriers for recovery of $52 million of costs related to these claims. As of March 30, 2003, the company had received approximately $50 million in recoveries from its insurance carriers and expects to receive an additional $2 million in recoveries by the end of June 2003.

At the end of the first quarter of 2003, the company is a defendant in state trial court in nine cases that are outside of the settlement involving primarily multi-family structures and residential developments. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict has been appealed and is not included in the nine cases mentioned at the state court level.

Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. No specific damage amounts have been claimed. In September 2001, the district court certified both classes. On appeal, the 3rd Circuit Court of Appeals affirmed the trial court’s certification of the two classes. In April 2003, the U.S. Supreme Court declined to review the class certification issue. At the trial level, pretrial discovery is underway. Trial has been set for April 2004. The company has not recorded a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon alleging that from 1996 to present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In August 2001, the complaint was amended to add an additional plaintiff. Prior to trial, one of the plaintiffs withdrew from the litigation. Trial commenced April 8, 2003, and the jury awarded plaintiffs $26 million on April 18, 2003, which was automatically trebled to $79 million under the antitrust laws. The company took a pre-tax charge of $79 million in its first quarter 2003 results. The company plans to appeal the verdict. On May 2, 2003, the company filed a motion for a judgment notwithstanding the verdict. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for this matter in the future.

In April 2003 two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. The first suit was brought by four separate corporations located in Oregon and Washington who allege that between 1999 to the present they suffered damages and asked the court to award treble damages of $101 million. Plaintiffs have also requested a temporary restraining order prohibiting the company from certain alder log buying practices and requesting divestiture of the company’s Northwest Hardwoods Division or a number of alder sawmills in Oregon, Washington and British Columbia. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. The suit alleges that the company’s practices caused Coast Mountain to be in a financially weak position so that it would sell its assets for less than their true value. The complaint requests treble damages in the amount of $516 million and divestiture of the company’s Northwest Hardwoods Division, a portion of its alder sawmills in British Columbia, Oregon and Washington and certain forest licenses acquired in Canada. The company disagrees with the assertions that have been made and plans to vigorously defend itself. The company has not recorded a reserve related to these two lawsuits and is unable to estimate at this time the amount of charges, if any, that may be required for these lawsuits in the future.

Paragon Trade Brands, Inc., Litigation. In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon) bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. On June 26, 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. On October 30, 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. In November 2002, the company filed a motion for reconsideration with the Bankruptcy Court. The court has set a full day of argument in June 2003 that will address not only the motion for reconsideration but any other matter the parties deem appropriate to raise with the trial court. No trial date has been set for the determination of the damages. The company disagrees with the Bankruptcy Court’s decision and will diligently pursue all available relief. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future.

Other Litigation. The company is a party to other matters generally incidental to its business in addition to the matters described above.

Summary. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, management currently believes that adequate reserves have been established for probable losses from litigation when the amount could be reasonably determined. Management further believes that the ultimate outcome of these legal proceedings could be material to operating results in any given quarter or year, but will not have a material adverse effect on the company’s long-term results of operations, liquidity or financial position.

Countervailing and Anti-dumping Duties

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

In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage. The Department established a final CVD rate of 18.79 percent. In the anti-dumping proceedings, the Department found that the six Canadian manufacturers examined, including the company, were engaged in sales at less than fair value and set cash deposit rates ranging from 2.18 percent to 12.44 percent. The company’s deposit rate was set at 12.39 percent. Because of statutory limitations that affected timing, the bonds covering duties following the preliminary determinations were released by the U.S. The resulting reversal of accrued expenses was included in earnings during 2002.

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. As a result, the company has made cash deposits relating to the CVD and anti-dumping actions at the rate of approximately $25 to $30 million a quarter. Following is a summary of the CVD and anti-dumping amounts recorded in the company’s statement of earnings:

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Charges for CVD and anti-dumping duties	$24	$13
Reversals of 2001 charges for estimated CVD and anti-dumping duties	—	(18)

	$24	$(5)

Beginning in June 2003, and annually thereafter for a total of five years, the Department will conduct reviews to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping margin and CVD to impose. Beginning in the second quarter of 2007, both the countervailing duty and anti-dumping orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping or a countervailing subsidy will continue or recur.

The company is appealing under the North American Free Trade Agreement (NAFTA). A panel to review the Department’s finding in the anti-dumping proceeding held hearings in March and a panel to review the CVD proceeding held hearings in mid-April. A panel to review the ITC determination of injury will hold hearings in the beginning of June. With the support of provincial governments, the federal government of Canada also moved for appellate review by panels under the World Trade Organization (WTO). A hearing on the anti-dumping findings will be held in Geneva in the beginning of June.

The WTO appeals body has affirmed a panel ruling against the United States, that the so-called “Byrd Amendment,” which gives U.S. firms cash from anti-dumping and countervailing duties applied on foreign imports, is inconsistent with U.S. international obligations. The U.S. administration has recommended that the law be changed to comply with that ruling. When and whether Congress will implement that recommendation is uncertain.

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

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company has established reserves for remediation costs on all of the approximately 81 active sites across its operations as of the end of the first quarter of 2003 totaling $62 million, up from $54 million at the end of 2002. This increase reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $9 million in the first quarter of 2003. The company incurred remediation costs of $1 million and $2 million in the first quarter of 2003 and 2002, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $100 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser has guaranteed approximately $44 million of debt of unconsolidated entities and other parties. Approximately $3 million of the guarantees expire in 2003, $31 million expire in 2004, and the remaining guarantees expire in 2007.

Real Estate and Related Assets has guaranteed approximately $37 million of debt of unconsolidated entities and other parties, performance under an operating lease with future lease payments of approximately $19 million, and $56 million of mortgages sold with recourse. In each case, Real Estate and Related Assets would be required to perform if the obligor were to default. Approximately $34 million of the debt guarantees outstanding as of March 30, 2003, were related to an equity affiliate and were scheduled to expire in 2003. As of April 2003, this equity affiliate became wholly-owned by the company and the related debt was repaid. The remaining debt guarantees expire in periods through 2017. The mortgage guarantees expire as the underlying loans mature through 2019.

Warranties

Weyerhaeuser Real Estate Company provides warranties on home sales closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability was approximately $7 million at March 30, 2003, and December 29, 2002.

Note 12:     Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for the integration of Willamette Industries and Weyerhaeuser’s overall cost-reduction efforts:

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Change-in-control agreements	$10	$—
Severance and outplacement costs	12	—
Relocation costs	1	—
Professional services	2	—
Other	4	2

	$29	$2

As of March 30, 2003, Weyerhaeuser accrued liabilities include approximately $9 million of severance accruals related to integration charges recognized from 2000 through March 30, 2003. These accruals are associated with the termination of approximately 200 employees expected to occur during 2003.

Note 13:     Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Impairments of long-lived assets	$13	$20
Severance and outplacement costs	8	5
Other closure costs	1	2

	$22	$27

Weyerhaeuser announced the permanent closure of its Millport, Alabama, plywood mill in March 2003 as part of Weyerhaeuser’s focus on improving the efficiency of its operations. The mill had been shut down since February 20, 2003, due to local log supply issues. Weyerhaeuser recognized a charge of $19 million for this closure during the thirteen weeks ended March 30, 2003, which includes an accrual of $5 million for severance. None of the severance payments had been made as of March 30, 2003. All activities associated with the closure are expected to be completed by June 2004 and Weyerhaeuser does not expect to incur any additional amounts related to this closure in the future.

The charge recognized during the thirteen weeks ended March 31, 2002, is associated with the closures of an oriented strand board facility and two packaging facilities.

Changes in accrued severance during the thirteen weeks ended March 30, 2003, were as follows:

Dollar amounts in millions
Accrued severance as of December 29, 2002	$23
Costs incurred and charged to expense	8
Payments	(11)

Accrued severance as of March 30, 2003	$20

Note 14:     Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, includes the following pre-tax items:

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Charge for alder antitrust case (Note 11)	$79	$—
Foreign exchange transaction (gains) losses	(35)	(8)
Other, net	(7)	12

	$37	$4

Foreign exchange transaction gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 15:      Business Segments

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s principal business segments are:

•	Timberlands, which includes logs, chips and timber;

•	Wood Products, which includes softwood lumber, plywood and veneer, composite panels, oriented strand board, hardwood lumber, treated products, engineered lumber, raw materials and building materials distribution;

•	Pulp and Paper, which includes pulp, paper and bleached board;

•	Containerboard, Packaging and Recycling; and

•	Real Estate and Related Assets.

During the first quarter of 2003, the company changed the structure of its internal organization. As a result, the company’s timberlands, distribution and converting facilities located outside North America, which were formerly reported in Timberlands, are now reported in Corporate and Other. Comparative information has been restated to conform to the new presentation.

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended

Dollar amounts in millions	March 30, 2003	March 31, 2002

Sales to and revenues from unaffiliated customers:
Timberlands	$224	$161
Wood Products	1,772	1,701
Pulp and Paper	998	772
Containerboard, Packaging and Recycling	1,069	899
Real Estate and Related Assets	445	396
Corporate and Other	106	62

	4,614	3,991

Intersegment sales:
Timberlands	244	230
Wood Products	66	51
Pulp and Paper	58	53
Containerboard, Packaging and Recycling	12	5
Corporate and Other	3	2

	383	341

Total sales and revenues	4,997	4,332
Intersegment eliminations	(383)	(341)

	$4,614	$3,991

Contribution (charge) to earnings:
Timberlands	$149	$107
Wood Products	(150)	9
Pulp and Paper	10	1
Containerboard, Packaging and Recycling	80	58
Real Estate and Related Assets	95	91
Corporate and Other	(46)	(46)

	138	220
Interest expense	(208)	(178)
Less capitalized interest	5	4

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(65)	46
Income taxes	22	(16)

Earnings (loss) before cumulative effect of a change in accounting principle	(43)	30
Cumulative effect of a change in accounting principle, net	(11)	—

Net earnings (loss)	$(54)	$30

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “will,” “expects,” “may,” “should,” “approximately,” “anticipates,” “indicates,” “plans,” and “estimates,” and the negative or other variations of those terms with comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with the expected contribution to earnings in the second quarter of 2003 of the company’s business segments, the expected closing of a sale of Western Washington timberlands, expected rationalizations and closures of facilities, expected downtime in manufacturing, expected repayment of company debt and return to historic debt ratios, anticipated capital expenditures, the effect of pending litigation on the company’s financial position, liquidity or results of operations, projected effects of reduction in returns and assumed discount rates on pension expense, expected contributions to pension plans and similar matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to,

•	the effect of general economic conditions, including the level of interest rates and housing starts;

•	market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	energy prices;

•	performance of the company’s manufacturing operations;

•	the successful execution of internal performance plans;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	the risk of loss from fires, floods and other natural disasters;

•	the company’s ability to successfully integrate and manage acquired businesses and to realize anticipated cost savings and synergies from these acquisitions;

•	the ability of acquired businesses to perform in accordance with the company’s expectations;

•	legal proceedings; and

•	performance of pension fund investments.

The company is also a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan, and by changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar, and restrictions on international trade or tariffs imposed on imports, including the countervailing and anti-dumping duties imposed on the company’s softwood lumber shipments from Canada to the United States. These and other factors could cause or contribute to actual results differing materially from such forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any of them occurs, what effect they will have on the company’s results of operations or financial condition. The company expressly declines any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date of this report.

Results of Operations

The term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. The term “Weyerhaeuser” excludes Real Estate and Related Assets.

Consolidated Results

A summary of consolidated results for the thirteen-week periods ended March 30, 2003, and March 31, 2002, follows:

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions, except per-share data	2003	2002

Net sales and revenues	$4,614	$3,991
Operating income	121	207
Net earnings (loss)	(54)	30
Net earnings (loss) per share, basic and diluted	(0.24)	0.14

Net sales and revenues increased $623 million, or 16 percent, in the first quarter of 2003 as compared to the same period in 2002. A significant portion of the increase in net sales and revenues is attributable to the timing of the company’s acquisition of Willamette Industries (Willamette), which was consolidated as of February 11, 2002. The first quarter of 2002 includes sales made by the former Willamette facilities beginning as of the acquisition date, while the first quarter of 2003 includes such sales for the entire period. As discussed below, the company experienced very difficult market conditions for all of its segments, except Timberlands and Real Estate and Related Assets.

Significant Items that Affected the Quarter:

A summary of significant items that affected the quarter-to-quarter comparison of operating income and net earnings (loss) follows:

	Operating income			Net earnings (loss)

	Thirteen weeks ended			Thirteen weeks ended

	March 30,	March 31,		March 30,	March 31,
Dollar amounts in millions	2003	2002	Change	2003	2002	Change

(Charge) benefit:
Alder antitrust case	$(79)	$—	$(79)	$(52)	$—	$(52)
Pension and other postretirement benefits	(40)	36	(76)	(26)	23	(49)
Write off of debt costs	—	—	—	—	(23)	23
Foreign exchange gains	35	8	27	24	5	19
Integration and restructuring	(29)	(2)	(27)	(19)	(1)	(18)
Countervailing duty accrual reversal	—	18	(18)	—	12	(12)
Change in an accounting principle	—	—	—	(11)	—	(11)
Facility closures	(22)	(27)	5	(15)	(17)	2

Other factors that affected the quarter-to-quarter comparison of operating income and net earnings (loss), which are discussed below in the segment analyses, include the net favorable effect of the inclusion of results from the former Willamette facilities for a full period in the first quarter of 2003 as compared to a partial period in 2002, and the unfavorable effect of increased energy and transportation costs. In addition, interest expense in the thirteen weeks ended March 30, 2003, increased $64 million over the same period a year ago, excluding the first quarter 2002 write off of debt costs of $35 million.

The company believes that its health care costs may increase by 12 percent to 15 percent in 2003. If health care costs were to increase 15 percent, the company estimates that the effect attributable to its U.S. employee base would be increased health care costs of approximately $45 million. The company expects to ask employees to share more of these costs through premium increases and plan design changes beginning in 2004.

Timberlands

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Net sales and revenues	$224	$161
Contribution to earnings	149	107

Third party sales volume for Timberlands raw materials and log production volume for the thirteen week periods ended March 30, 2003, and March 31, 2002, were as follows:

	Thirteen weeks ended

	March 30,	March 31,
Volumes in millions	2003	2002

Raw materials third party sales volume — cubic feet	96	67
Log production volume — cubic feet	182	153

Net sales and revenues increased $63 million, or 39 percent, for the thirteen-week period ended March 30, 2003, compared to the same period in 2002. The increase in net sales and revenues was primarily driven by a 43 percent increase in the volume of logs, timber and chips sold to third parties. Weyerhaeuser’s domestic timberland holdings increased approximately 30 percent as a result of the Willamette acquisition. The results for the thirteen-week period ended March 31, 2002, reflected sales of raw materials from the former Willamette timberlands only after February 11, 2002, while 2003 sales include a full period of sales from the former Willamette timberlands. Price realizations, which include freight and are net of normal sales deductions, were relatively flat for the comparable periods.

Contribution to earnings increased $42 million, or 39 percent, for the thirteen-week period ended March 30, 2003, compared to the thirteen-week period ended March 31, 2002. Items that affected the quarter-to-quarter comparison of Timberlands’ contribution to earnings include the following:

•	The volume of logs, timber and chips sold to third parties increased.

•	Pre-tax gains from the dispositions of non-strategic timberlands increased to $30 million in the thirteen weeks ended March 30, 2003, from $17 million in the thirteen weeks ended March 31, 2002.

•	Timberlands recognized no pension income or expense in the thirteen weeks ended March 30, 2003, as compared to pension income of $3 million in the thirteen weeks ended March 31, 2002.

Timberlands’ contribution to earnings in the second quarter of 2003 is expected to be flat when compared to the first quarter of 2003, excluding an estimated pre-tax gain of $143 million on the previously announced sale of non-strategic timberlands in Western Washington to Hancock Timber Resources. The sale is expected to close during the second quarter of 2003. The volume of export and domestic sales of logs, timber and chips to third parties is expected to increase slightly in the second quarter of 2003, but prices are expected to be flat in export and Southern domestic markets and down in Western domestic markets.

Wood Products

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Net sales and revenues	$1,772	$1,701
Contribution (charge) to earnings	(150)	9

Net sales and revenues increased $71 million, or 4 percent, for the thirteen-week period ended March 30, 2003, compared to the same period in 2002. The 2003 results include sales made by former Willamette facilities for the full period, while 2002 results include sales made by the former Willamette facilities after February 11, 2002. The 2003 effect of severe weather in the East was largely offset by improved operating efficiencies. The increase in net sales and revenues was primarily due to:

•	A net increase in softwood lumber sales. The volume of softwood lumber shipped during the thirteen weeks ended March 30, 2003, increased approximately 335 million board feet, or 18 percent, over the levels shipped in the comparable period in the prior year. Price realizations, which include freight and are net of normal sales deductions, declined approximately $32 per thousand board feet, which partially offset the favorable effect of increased shipments.

•	An increase in oriented strand board sales. Oriented strand board shipments increased approximately 80 million square feet (3/8” basis), or 8 percent, and realizations increased approximately $12 per thousand square feet (3/8” basis) in the thirteen weeks ended March 30, 2003, as compared to the thirteen weeks ended March 31, 2002.

Contribution (charge) to earnings for Wood Products was ($150) million in the thirteen weeks ended March 30, 2003, and $9 million in the thirteen weeks ended March 31, 2002. The following adversely affected the quarter-over-quarter comparison of Wood Products’ contribution (charge) to earnings:

•	Weyerhaeuser recognized a noncash charge of $79 million against first quarter 2003 earnings as a result of an adverse verdict in the alder log antitrust case (see Note 11 of Notes to Financial Statements).

•	Countervailing (CVD) and anti-dumping duties in the thirteen weeks ended March 30, 2003, were $24 million, as compared to a net benefit of $5 million in the thirteen weeks ended March 31, 2002. The 2002 benefit consists of the reversal of an $18 million accrual established in 2001 in the CVD case and a charge of $13 million for an estimate of CVD and anti-dumping duties incurred in the first quarter of 2002 (see Note 11 of Notes to Financial Statements).

•	Net pension expense was $7 million in the thirteen weeks ended March 30, 2003, compared to income of $16 million in the comparable period in the prior year.

•	Declining sales prices, primarily in softwood lumber, plywood and veneer, negatively impacted 2003 results when compared to the same period in 2002.

•	Energy and transportation costs were higher in the thirteen weeks ended March 30, 2003, than in the thirteen weeks ended March 31, 2002.

•	Wood Products recognized charges for integration, restructuring and the closure of facilities of $24 million and $17 million in the thirteen weeks ended March 30, 2003, and March 31, 2002, respectively.

Results for the thirteen weeks ended March 30, 2003, also include a gain of $8 million on the sale of real estate related to one of the Wood Products distribution businesses.

Improvements in prices, along with seasonal improvement in demand, are expected to result in improved earnings for Wood Products in the second quarter of 2003. The segment’s earnings are expected to continue to be adversely affected by CVD and anti-dumping duties on softwood lumber that Weyerhaeuser produces in Canada and exports to the United States. These charges have been incurred at a rate of approximately $25 million to $30 million per quarter beginning with the quarter ended September 29, 2002. Additional permanent rationalizations are expected in the Wood Products system, and additional charges for the sale or closure of facilities are expected as decisions are made about the sale or closure of facilities.

Third party sales and total production volumes for the major products in Wood Products are as follows:

	Thirteen weeks ended

	March 30,	March 31,
Third party sales volumes (millions)	2003	2002

Softwood lumber — board feet	2,147	1,812
Softwood plywood and veneer — square feet (3/8”)	726	624
Composite panels — square feet (3/4”)	278	308
Oriented strand board — square feet (3/8”)	1,025	945
Hardwood lumber — board feet	106	108
Raw materials — cubic feet	128	143

	Thirteen weeks ended

	March 30,	March 31,
Total production volumes (millions)	2003	2002

Softwood lumber — board feet	1,842	1,530
Softwood plywood and veneer — square feet (3/8”)	672	471
Composite panels — square feet (3/4”)	231	218
Oriented strand board — square feet (3/8”)	1,011	957
Hardwood lumber — board feet	108	96
Logs — cubic feet	260	185

Pulp and Paper

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Net sales and revenues	$998	$772
Contribution to earnings	10	1

Net sales and revenues increased $226 million, or 29 percent, for the thirteen-week period ended March 30, 2003, compared to the same period in 2002. The 2003 results include sales made by former Willamette facilities for the full period, while 2002 results include sales made by the former Willamette facilities only after February 11, 2002. The increase in net sales and revenues was primarily due to:

•	An increase in fine paper sales. Unit shipments were up approximately 191,000 tons, or 35 percent, and price realizations, which include freight and are net of normal sales deductions, increased approximately $47 per ton, or 6 percent, for the thirteen weeks ended March 30, 2003, as compared to the same period in 2002.

•	An increase in pulp sales. Unit shipments increased approximately 60,000 tons, or 11 percent, while prices realized were essentially flat in 2003, compared to the thirteen weeks ended March 31, 2002.

•	An increase in coated groundwood sales. Unit shipments were up approximately 13,000 tons, or 27 percent, partially offset by a decrease in prices realized of approximately $35 per ton, or 6 percent, for the thirteen weeks ended March 30, 2003, as compared to the same period in 2002. Unit shipments increased primarily due to increased advertising and inventory replenishment by publishers.

•	An increase in bleached board sales. Unit shipments increased approximately 7,000 tons, or 13 percent, and prices realized were up approximately $29 per ton, or 4 percent, in 2003 compared to the thirteen weeks ended March 31, 2002.

Contribution to earnings increased $9 million in the thirteen weeks ended March 30, 2003, as compared to the same period of 2002. The increases in net sales and revenues were largely offset by the following factors:

•	Energy costs increased, primarily due to higher prices for natural gas.

•	Depreciation expense increased by approximately $7 million due to completion of the purchase price allocation for the Willamette acquisition.

•	Net pension expense was $3 million in the thirteen weeks ended March 30, 2003, compared to income of $9 million in the comparable prior year period, resulting in a net unfavorable effect of $12 million.

•	Restructuring and integration costs were $6 million for the thirteen weeks ended March 30, 2003, compared to zero in the same period in 2002.

Second quarter 2003 earnings are expected to be higher than the first quarter primarily due to higher pulp prices and lower energy costs. Fine paper prices and demand are expected to be relatively stable in the second quarter as compared to the first quarter. The segment expects to take approximately 43,000 tons of fine paper downtime to offset increased production efficiencies and perform normal maintenance.

Third party sales and total production volumes for major Pulp and Paper products follow:

	Thirteen weeks ended

	March 30,	March 31,
Third party sales volumes (thousands)	2003	2002

Pulp — air-dry metric tons	623	563
Paper — tons(1)	737	546
Coated groundwood — tons	61	48
Bleached board — tons	60	53
Paper converting — tons	502	375

	Thirteen weeks ended

	March 30,	March 31,
Total production volumes (thousands)	2003	2002

Pulp — air-dry metric tons	654	607
Paper — tons(1)	757	510
Coated groundwood — tons	62	48
Bleached board — tons	56	63
Paper converting — tons	516	353

(1)	Includes unprocessed rolls and converted paper volumes.

Containerboard, Packaging and Recycling

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Net sales and revenues	$1,069	$899
Contribution to earnings	80	58

Net sales and revenues increased $170 million, or 19 percent, in the thirteen weeks ended March 30, 2003, as compared to the thirteen weeks ended March 31, 2002. The 2003 period includes sales by the former Willamette facilities for the full quarter, while the thirteen weeks ended March 31, 2002, include sales by the former Willamette facilities only after February 11, 2002. The increase in net sales and revenues was primarily due to an increase in corrugated container sales. Corrugated container unit shipments increased approximately 2.3 billion square feet, or 15 percent, in the thirteen weeks ended March 30, 2003, compared to the same period in 2002. Price realizations for corrugated containers, which include freight and are net of normal sales deductions, were slightly higher in the 2003 period as compared to the thirteen weeks ended March 31, 2002.

Contribution to earnings increased $22 million, or 38 percent, in the thirteen weeks ended March 30, 2003, compared to the thirteen weeks ended March 31, 2002. Other factors, in addition to the favorable effect of the increase in net sales and revenues, that affected the segment’s contribution to earnings were as follows:

•	Energy costs were higher, primarily due to higher prices for natural gas.

•	Costs for old corrugated containers (OCC) increased in the thirteen weeks ended March 30, 2003, as compared to the same period in 2002. OCC prices increased approximately $17 per ton in the thirteen weeks ended March 30, 2003, as compared to the same period in 2002.

•	Net pension expense was $2 million in the thirteen weeks ended March 30, 2003, compared to income of $12 million in the comparable prior year period, which represents an unfavorable effect of $14 million.

•	The segment incurred pre-tax charges of $1 million in the thirteen weeks ended March 30, 2003, for integration and restructuring and $10 million in the thirteen weeks ended March 31, 2002, related to the closure of two containerboard packaging facilities.

Containerboard, Packaging and Recycling’s contribution to earnings in the second quarter of 2003 is expected to be higher than the first quarter due to modestly improving market conditions and seasonal increases in demand for packaging. Increasing costs for OCC are expected to partially offset seasonal improvements in markets. The segment expects to take approximately 68,000 tons of downtime during the second quarter of 2003 to offset increased production efficiencies and perform normal maintenance.

Third party sales and total production volumes for Containerboard, Packaging, and Recycling follow:

	Thirteen weeks ended

	March 30,	March 31,
Third party sales volumes (thousands)	2003	2002

Containerboard — tons	221	209
Packaging — MSF	17,752	15,430
Recycling — tons	593	604
Kraft bags and sacks — tons	25	13

	Thirteen weeks ended

	March 30,	March 31,
Total production volumes (thousands)	2003	2002

Containerboard — tons	1,429	1,250
Packaging — MSF	18,977	16,174
Recycling — tons	1,528	1,387
Kraft bags and sacks — tons	25	13

Real Estate and Related Assets

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Net sales and revenues	$445	$396
Contribution to earnings	95	91

Net sales and revenues and contribution to earnings increased $49 million in the thirteen weeks ended March 30, 2003, compared to the same period in 2002. Sales in markets where the company operates remained strong during 2003. Net sales and revenues attributable to single family home sales were $372 million and $344 million in the thirteen weeks ended March 30, 2003, and March 31, 2002, respectively. The segment closed 1,010 single family home sales during the thirteen weeks ended March 30, 2003, as compared to 1,019 single family home sales in the same period in 2002. The average sales price for single family homes was approximately $368,000 in the thirteen weeks ended March 30, 2003, and approximately $338,000 in the thirteen weeks ended March 31, 2002. Results for the thirteen weeks ended March 30, 2003, included the sale of an apartment complex and two office buildings, which resulted in a total pre-tax gain of $18 million.

Customer traffic was strong in the first quarter of 2003, and the backlog of homes sold, but not closed, increased slightly to nearly six months as of March 30, 2003. The segment’s contribution to earnings in the second quarter of 2003 is expected to be lower than the first quarter due to planned second quarter closings of single-family housing sales shifting into the second half of the year and an absence of sales of apartment buildings and commercial properties.

Corporate and Other

	Thirteen weeks ended

	March 30,	March 31,
Dollar amounts in millions	2003	2002

Net sales and revenues	$106	$62
Contribution (charge) to earnings	(46)	(46)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings includes the following:

•	Foreign exchange transaction gains were $36 million and $8 million in the thirteen-week periods ended March 30, 2003, and March 31, 2002, respectively. Foreign exchange transaction gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	Charges for integration and restructuring activities were $20 million for the thirteen weeks ended March 30, 2003, and $2 million for the thirteen weeks ended March 31, 2002. The charges include costs associated with the integration of Willamette, such as charges associated with change-in-control agreements and scheduled severance payments, and Weyerhaeuser’s overall cost-reduction efforts.

•	A charge of $9 million was recognized during the thirteen weeks ended March 30, 2003, to increase the reserve for environmental remediation costs (see Note 11 of Notes to Financial Statements).

•	Pension expense was $3 million in the thirteen weeks ended March 30, 2003, compared to income of $3 million in the comparable prior year period, which represents an unfavorable effect of $6 million.

Interest Expense

Interest expense incurred by Weyerhaeuser in the thirteen weeks ended March 30, 2003, was $208 million, compared to $178 million in the same period of 2002. Interest expense increased principally because of debt issued during the first quarter of 2002 to finance the Willamette acquisition. In addition, interest expense for the thirteen weeks ended March 31, 2002, includes a charge of $35 million related to the write off of debt issuance costs when bridge loans for the acquisition of Willamette were replaced with permanent financing. Weyerhaeuser expects to repay additional debt using cash flow from operations and selected timber and timberland sales and to return to historic debt ratios within five years from the time of the Willamette acquisition.

Income Taxes

The company’s effective income tax rate was 34.5 percent and 35.0 percent in the thirteen weeks ended March 30, 2003, and March 31, 2002, respectively. The company’s effective income tax rate is affected by the benefits of tax credits and the export sales incentive.

Cumulative Effect of a Change in Accounting Principle

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. The cumulative effect of adopting the accounting principle was $11 million, or 5 cents per share, after taxes. The effect on results reported for the thirteen week period ended March 31, 2002, would not have been material had the provisions of Statement 143 been in place during the comparable period.

Liquidity and Capital Resources

General

The company is committed to the maintenance of a sound capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company’s capital structure are as follows:

•	To view separately the capital structures of Weyerhaeuser and Weyerhaeuser Real Estate Company and related assets, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity and unique liquidity characteristics of the assets dedicated to that business.

•	The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Consolidated net cash used by operations was $109 million and $75 million in the thirteen weeks ended March 30, 2003, and March 31, 2002, respectively. Elements that affected net cash used by operations for the comparative periods follow:

•	Cash paid for interest, net of the amount capitalized, was $127 million higher in the thirteen weeks ended March 30, 2003, as compared to the same period in 2002. The increase is due to a higher level of debt outstanding during the 2003 period, primarily as a result of the Willamette acquisition.

•	An increase in working capital had a $483 million negative effect on cash from operations in the thirteen weeks ended March 30, 2003, or $86 million higher than the $397 million negative effect in the thirteen weeks ended March 31, 2002. Seasonal increases in working capital typically occur during the first quarter.

•	The negative effect of the increases in cash paid for interest and working capital was partially offset by the positive effect of an overall increase in the size of Weyerhaeuser’s operations as a result of the Willamette acquisition.

Investing

Weyerhaeuser’s capital expenditures for the thirteen weeks ended March 30, 2003, excluding acquisitions and Real Estate and Related Assets, were $142 million, compared to $170 million in the same period of 2002. Capital spending by segment for the thirteen weeks ended March 30, 2003, was $17 million for Timberlands; $31 million for Wood Products; $66 million for Pulp and Paper; $23 million for Containerboard, Packaging and Recycling; and $5 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $750 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

The company expended $6.1 billion, net of cash acquired, during the thirteen weeks ended March 31, 2002, to purchase the outstanding shares of Willamette stock.

Financing

Weyerhaeuser increased its interest-bearing debt by $350 million during the thirteen weeks ended March 30, 2003, primarily to fund a seasonal increase in working capital. Proceeds from new borrowings of $600 million in the 2003 period were partially offset by payments on long-term debt of $251 million.

Weyerhaeuser’s debt-to-total-capital ratio, excluding Real Estate and Related Assets, was 56.5 percent as of March 30, 2003, up from 55.6 percent at the end of 2002. Debt reduction is the company’s highest priority, and Weyerhaeuser expects to return to historic debt ratios within five years from the time of the Willamette acquisition. For purposes of computing this ratio, debt includes Weyerhaeuser’s interest-bearing debt and capital lease obligations and total capital consists of debt, shareholders’ interest, deferred taxes and minority interest in subsidiaries, net of Weyerhaeuser’s investments in Real Estate and Related Assets subsidiaries.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have established 364-day and multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of March 30, 2003. The multi-year revolving line of credit expires in March 2007. WRECO can borrow up to $600 million under the 364-day facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of March 30, 2003, $1.5 billion was available under these bank facilities for incremental borrowings.

Critical Accounting Policies

Pension and Postretirement Benefit Plans

The company sponsors several qualified and nonqualified pension and postretirement benefit plans for its employees. Key assumptions used to determine the amounts recorded in the company’s financial statements include the discount rate, the expected return on plan assets, anticipated trends in health care costs, assumed increases in salaries, mortality rates, and other factors. These assumptions are reviewed with external advisors at the end of each fiscal year and are updated as appropriate. Actual experience that differs from the assumptions could have a significant effect on the company’s financial position or results from operations. Other factors that affect the level of net periodic benefit income or cost that is recognized in a given year include actual fund performance, plan improvements, and changes in plan participation or coverage.

The company’s expected rate of return on plan assets reflects the assumption that its plan assets will continue to outperform a benchmark rate of return, assuming a portfolio of investments comprised of 60 percent equities, 35 percent bonds and 5 percent cash. Over the last 18 years, actual returns on the company’s plan assets have exceeded the benchmark rate of return by 5.8 percentage points. As of December 29, 2002, the company reduced its expected rate of return on plan assets assumption from 10.5 percent to 9.5 percent to reflect the assumptions that the long-term benchmark return will be 6.5 percent and that the company’s plan assets will outperform the benchmark by 3.0 percent. Each 1.0 percent reduction in the expected return on plan assets is expected to increase estimated 2003 pension expense by approximately $35 million for the company’s U.S. pension plans and approximately $5 million for the company’s Canadian pension plans.

The discount rate is based on rates of interest on long-term corporate bonds. As of December 29, 2002, the company reduced the discount rate from 7.25 percent to 6.75 percent to reflect decreases in the benchmark rates of interest. Pension and postretirement benefit costs for 2003 are based on the 6.75 percent assumed discount rate. Future discount rates may differ. Based on the estimated 2003 costs, each 0.5 percent reduction in the assumed discount rate is expected to increase pension expense approximately $4 million for the company’s U.S. pension plans and approximately $5 million for the company’s Canadian pension plans.

Based upon information currently available, the company expects it will not be required to make cash contributions to its U.S. pension plans in 2003 other than to complete the termination of the MacMillan Bloedel salaried pension plan. The company expects to contribute approximately $13 million to its Canadian pension plans in 2003.

Long-Lived Assets and Goodwill

The company reviews the carrying value of its long-lived assets and goodwill when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. To determine whether the carrying value of an asset group is impaired, the company must estimate the cash flows that could be generated under a range of possible outcomes and the likelihood of the outcomes. If the carrying value of an asset group is not recoverable through the weighted average cash flows under the possible outcomes, it is considered impaired. An impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. Estimated fair value is based on market comparisons, when available, or discounted cash flows under the possible outcomes.

The valuation of goodwill is assessed annually. If goodwill is considered impaired, the company is required to estimate the fair values of the assets and liabilities of the reporting unit carrying the goodwill, similar to the fair value allocation under the purchase method of accounting for a business combination. The excess of the fair value of the reporting unit over the fair value of the assets and liabilities of the reporting unit equals the implied value of goodwill. An impairment charge is recognized to the extent the carrying value of goodwill of the reporting unit exceeds its implied fair value.

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. In other words, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.2 billion as of March 30, 2003, which represented approximately 11 percent of the company’s consolidated assets.

The amount and timing of impairment charges for these assets require estimates of future cash flows, residual values and fair values of the related assets, and the probability of alternative outcomes. In addition, the company must make assumptions regarding product pricing, raw material costs, volumes of product sold, and discount rates to analyze the future cash flows for goodwill impairment assessments. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows, changes in the likelihood of alternative outcomes, and changes in estimates of fair value could affect the evaluations.

Legal, Environmental and Product Liability Reserves

Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable and excessive verdicts do occur. As an example of changes that can occur in the estimates of contingent liabilities, the company recognized a $79 million charge before taxes in the thirteen weeks ended March 30, 2003, as a result of the jury verdict that was returned in the alder antitrust case in April 2003 (see Note 11 of Notes to Financial Statements).

Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. The company determines these estimates after a detailed evaluation of each site. In establishing its accruals for environmental remediation, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on each party’s financial condition and probable contribution on a per-site basis. The company does not record amounts for recoveries from insurance carriers until a binding agreement has been reached between the company and the carrier.

Additionally, as discussed in Note 11 of the Notes to Financial Statements, reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts.

Depletion

Depletion, or costs attributed to timber harvested, is recorded as trees are harvested. Depletion rates are adjusted annually. Depletion rates are computed by dividing the original cost of the timber less previously recorded depletion by the total timber volume that is estimated to be harvested over the harvest cycle. The length of the harvest cycle varies by geographic region and species of timber. The depletion rate calculations do not include an estimate for future silviculture costs associated with existing stands, future reforestation costs associated with a stand’s final harvest, or future volume in connection with the replanting of a stand subsequent to its final harvest.

Significant estimates and judgments are required to determine the volume of timber available for harvest over the harvest cycle. Some of the factors affecting the estimates are changes in weather patterns, the effect of fertilizer and pesticide applications, changes in environmental regulations and restrictions that may limit the company’s ability to harvest certain timberlands, changes in harvest plans, the scientific advancement in seedling and growing technology, and changes in harvest cycles.

Quantitative and Qualitative Disclosures About Market Risk

No changes occurred during the thirteen weeks ended March 30, 2003, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 29, 2002.

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

Part II.	Other Information

Item 1.	Legal Proceedings

See discussion in Note 11 of Notes to Financial Statements.

Item 2.	Changes in Securities	not applicable

Item 3.	Defaults upon Senior Securities	not applicable

Item 4.	Submission of Matters to a Vote of Security Holders	not applicable

Item 5.	Other Information	not applicable

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

12. Statements regarding computation of ratios 99. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The registrant filed reports on Form 8-K dated January 22, February 14, February 28, March 10, April 15, and April 21, 2003, reporting information under Item 9, Regulation FD Disclosure, and April 25, 2003, reporting information under Item 12, Results of Operations and Financial Condition.

EXHIBITS INDEX

Exhibits:

12. Statements regarding computation of ratios

99. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002