Form 10-Q
period 2003-06-29
WEYERHAEUSER CO
filed 2003-08-12
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twenty-six weeks ended June 29, 2003, or

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

The number of shares outstanding of the registrant’s class of common stock, as of August 1, 2003, was 219,173,048 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing
For the twenty-six weeks ended June 29, 2003

		Page No.

Part I	Financial Information

Item 1.	Financial Statements
	Consolidated Statement of Earnings	3
	Consolidated Balance Sheet	4-5
	Consolidated Statement of Cash Flows	6-7
	Notes to Financial Statements	8-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II	Other Information

Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities	(not applicable)
Item 3.	Defaults upon Senior Securities	(not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	(not applicable)
Item 6.	Exhibits and Reports on Form 8-K	33

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 29, 2002. Though not examined by independent public auditors, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ended June 29, 2003, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

By	/s/ Steven J. Hillyard

Steven J. Hillyard
Duly Authorized Officer and
Principal Accounting Officer

August 12, 2003

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
For the periods ended June 29, 2003 and June 30, 2002
(Dollar amounts in millions except per-share data)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net sales and revenues:
Weyerhaeuser	$4,498	$4,501	$8,667	$8,096
Real estate and related assets	432	421	877	817

Total net sales and revenues	4,930	4,922	9,544	8,913

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,611	3,519	6,933	6,350
Depreciation, amortization and fee stumpage	313	311	634	575
Selling expenses	111	116	218	219
General and administrative expenses	232	231	463	417
Research and development expenses	12	13	24	25
Taxes other than payroll and income taxes	48	53	95	91
Charges for integration and restructuring (Note 12)	25	23	54	25
Charges for closure of facilities (Note 13)	12	28	34	55
Other operating costs, net (Note 14)	(205)	(27)	(168)	(23)

	4,159	4,267	8,287	7,734

Real estate and related assets:
Costs and operating expenses	316	317	646	608
Depreciation and amortization	2	1	5	3
Selling expenses	25	24	49	45
General and administrative expenses	14	11	28	21
Taxes other than payroll and income taxes	1	1	2	2
Other operating costs, net	—	2	(7)	(6)

	358	356	723	673

Total costs and expenses	4,517	4,623	9,010	8,407

Operating income	413	299	534	506
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(205)	(222)	(413)	(400)
Less interest capitalized	6	16	11	20
Equity in income (loss) of affiliates (Note 6)	3	(2)	(2)	(6)
Interest income and other	6	6	12	11
Real estate and related assets:
Interest expense incurred	(13)	(13)	(27)	(26)
Less interest capitalized	13	13	27	26
Equity in income of unconsolidated entities (Note 6)	7	6	12	12
Interest income and other	8	8	19	14

Earnings before income taxes and cumulative effect of a change in accounting principle	238	111	173	157
Income taxes	(81)	(39)	(59)	(55)

Earnings before cumulative effect of a change in accounting principle	157	72	114	102
Cumulative effect of a change in accounting principle, net (Note 2)	—	—	(11)	—

Net earnings	$157	$72	$103	$102

Basic and diluted net earnings per share (Note 4):
Before cumulative effect of a change in accounting principle	$0.71	$0.32	$0.52	$0.46
Cumulative effect of a change in accounting principle, net (Note 2)	—	—	(0.05)	—

Net earnings	$0.71	$0.32	$0.47	$0.46

Dividends paid per share	$0.40	$0.40	$0.80	$0.80

See accompanying notes to financial statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
June 29, 2003 and December 29, 2002
(Dollar amounts in millions)
(Unaudited)

	June 29,	Dec. 29,
	2003	2002

Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$47	$115
Receivables, less allowances	1,671	1,413
Inventories (Note 8)	2,093	1,941
Prepaid expenses	427	419

Total current assets	4,238	3,888
Property and equipment	12,274	12,278
Construction in progress	669	687
Timber and timberlands at cost, less fee stumpage charged to disposals	4,454	4,402
Investments in and advances to equity affiliates (Note 6)	564	578
Goodwill (Note 7)	3,224	3,131
Deferred pension and other assets	1,349	1,285

	26,772	26,249

Real estate and related assets
Cash and cash equivalents	11	7
Receivables, less discounts and allowances	66	70
Real estate in process of development and for sale	768	696
Land being processed for development	985	962
Investments in unconsolidated entities, less reserves (Note 6)	56	28
Other assets	179	207

	2,065	1,970

Total assets	$28,837	$28,219

See accompanying notes to financial statements.

	June 29,	Dec. 29,
	2003	2002

Liabilities and shareholders’ interest

Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 10)	$238	$2
Current maturities of long-term debt (Note 10)	594	786
Accounts payable	1,046	983
Accrued liabilities (Note 9)	1,192	1,223

Total current liabilities	3,070	2,994
Long-term debt (Note 10)	11,866	11,907
Deferred income taxes	4,111	4,056
Deferred pension, other postretirement benefits and other liabilities	1,501	1,290
Commitments and contingencies (Note 11)

	20,548	20,247

Real estate and related assets
Notes payable and commercial paper (Note 10)	130	63
Long-term debt (Note 10)	762	814
Other liabilities	491	472
Commitments and contingencies (Note 11)

	1,383	1,349

Total liabilities	21,931	21,596

Shareholders’ interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 219,041,943 and 218,950,302 shares	274	274
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,301,371 and 2,302,873 shares	156	156
Other capital	2,879	2,875
Retained earnings	3,666	3,740
Cumulative other comprehensive loss	(69)	(422)

Total shareholders’ interest	6,906	6,623

Total liabilities and shareholders’ interest	$28,837	$28,219

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the twenty-six week periods ended June 29, 2003 and June 30, 2002
(Dollar amounts in millions)
(Unaudited)

	Consolidated

	June 29,	June 30,
	2003	2002

Cash flows from operations:
Net earnings (loss)	$103	$102
Noncash charges (credits):
Depreciation, amortization and fee stumpage	639	578
Deferred income taxes, net	7	33
Pension and other postretirement benefits	79	(40)
Equity in (income) loss of affiliates and unconsolidated entities	(10)	(6)
Countervailing duties and anti-dumping penalties (Note 11)	—	(47)
Charge for alder antitrust case (Note 11)	79	—
Cemwood insurance settlement recovery (Note 14)	(25)	—
Charges for impairment of long-lived assets (Notes 13 and 14)	34	43
Loss on early extinguishment of debt (Note 10)	—	35
Cumulative effect of a change in accounting principle (Note 2)	17	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(200)	(207)
Inventories, real estate and land	(111)	(177)
Prepaid expenses	4	(116)
Accounts payable and accrued liabilities	(12)	217
(Gain) loss on disposition of assets	(143)	(2)
Other	(147)	(84)

Net cash from operations	314	329

Cash flows from investing activities:
Property and equipment	(309)	(446)
Timberlands reforestation	(19)	(20)
Acquisition of timberlands	(82)	(33)
Acquisition of businesses and facilities, net of cash acquired	(8)	(6,119)
Net distributions from (investments in) equity affiliates	(28)	13
Proceeds from sale of:
Property and equipment	77	38
Western Washington timberlands (Note 15)	151	—
Intercompany advances	—	—
Other	(2)	14

Net cash from investing activities	(220)	(6,553)

Cash flows from financing activities:
Issuances of debt	1	13,101
Revolving credit facilities, notes and commercial paper borrowings, net	333	(120)
Cash dividends	(177)	(177)
Intercompany cash dividends and return of capital	—	—
Payments on debt	(320)	(6,734)
Exercise of stock options	4	66
Other	1	33

Net cash from financing activities	(158)	6,169

Net change in cash and cash equivalents	(64)	(55)
Cash and cash equivalents at beginning of period	122	204

Cash and cash equivalents at end of period	$58	$149

Cash paid (received) during the period for:
Interest, net of amount capitalized	$358	$216

Income taxes	$13	$11

See accompanying notes to financial statements.

Weyerhaeuser		Real Estate and Related Assets

June 29,	June 30,	June 29,	June 30,
2003	2002	2003	2002

$(17)	$(8)	$120	$110

634	575	5	3
(4)	27	11	6
77	(39)	2	(1)
2	6	(12)	(12)
—	(47)	—	—
79	—	—	—
(25)	—	—	—
34	43	—	—
—	35	—	—
17	—	—	—

(205)	(206)	5	(1)
(60)	(74)	(51)	(103)
(2)	(109)	6	(7)
(2)	159	(10)	58
(131)	(1)	(12)	(1)
(126)	(72)	(21)	(12)

271	289	43	40

(300)	(446)	(9)	—
(19)	(20)	—	—
(82)	(33)	—	—
(8)	(6,119)	—	—
(4)	(6)	(24)	19

37	38	40	—
151	—	—	—
18	41	(18)	(41)
(3)	(18)	1	32

(210)	(6,563)	(10)	10

1	13,101	—	—
266	(120)	67	—
(177)	(177)	—	—
41	—	(41)	—
(265)	(6,690)	(55)	(44)
4	66	—	—
1	33	—	—

(129)	6,213	(29)	(44)

(68)	(61)	4	6
115	202	7	2

$47	$141	$11	$8

$358	$215	$—	$1

$(31)	$11	$44	$—

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
For the twenty-six week periods ended June 29, 2003 and June 30, 2002
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

Note 2:     New Accounting Pronouncements

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of adopting the accounting principle, after taxes of $6 million, was a charge of $11 million, or 5 cents per share. The effect on results reported for the twenty-six-week period ended June 30, 2002, would not have been material had the provisions of Statement 143 been in place during the comparable period.

The company adopted the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003. Statement No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Adoption of Statement No. 146 did not have a material effect on the company’s financial position, results of operations, or cash flows.

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

Note 3:     Stock-Based Employee Compensation

The company uses the intrinsic-value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The company has consistently defined the past year as the service period for purposes of applying the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. As a result, stock-based employee compensation expense is reflected as of the option grant dates in the following table for purposes of illustrating the effect on net earnings and earnings per share as if the company had applied the fair value recognition provisions of Statement No. 123.

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net earnings as reported	$157	$72	$103	$102
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	—	(25)	(27)

Pro forma net earnings	$157	$72	$78	$75

Earnings per share:
Basic and diluted — as reported	$0.71	$0.32	$0.47	$0.46
Basic and diluted — pro forma	$0.71	$0.32	$0.35	$0.34

Note 4:     Net Earnings Per Share

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the period.

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Weighted average shares outstanding (thousands):
Basic	221,330	221,020	221,308	220,602
Dilutive effect of stock options	191	1,270	174	1,029

Diluted	221,521	222,290	221,482	221,631

Options to purchase 11,863,368 shares as of June 29, 2003, and 202,650 shares as of June 30, 2002, were not included in the computation of diluted earnings per share for the thirteen and twenty-six week periods then ended because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 5:     Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net earnings	$157	$72	$103	$102
Other comprehensive income (expense):
Foreign currency translation adjustments	209	92	352	93
Net derivative gains (losses) on cash flow hedges, net of taxes of $(1) and $(1) for the thirteen weeks and $0 and $0 for the twenty-six weeks, respectively	(1)	(2)	1	—

Comprehensive income	$365	$162	$456	$195

Note 6:     Equity Affiliates

Weyerhaeuser

Weyerhaeuser’s investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. Weyerhaeuser’s significant equity affiliates as of June 29, 2003, are:

•	ForestExpress, LLC — A 33 percent owned joint venture formed to develop and operate a global, web-enabled, business-to-business marketplace for the forest products industry. Other equity members include Boise Cascade Corporation, Georgia-Pacific Corporation, International Paper, MeadWestvaco and Morgan Stanley.

•	Jasmine Forests, LLC — A qualifying special purpose entity formed in 2002 to monetize the seller note received as part of the consideration for the sale of 115,000 acres of timberlands in western Washington.

•	Jewel Forests, LLC — A qualifying special purpose entity formed in 2003 to monetize the seller note received as part of the consideration for the sale of 100,000 acres of timberlands in western Washington.

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing specialized investment management services to institutional and individual investors.

•	Nelson Forests Joint Venture — An investment in which the company owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. The partnership’s primary focus is in pine forests in the Southern Hemisphere.

•	SCA Weyerhaeuser Packaging Holding Company Asia Ltd. — A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Two facilities are in operation in China.

•	Southern Cone Timber Investors Limited — A 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is on plantation forests in the Southern Hemisphere.

•	Wapawekka Lumber LP — A 51 percent owned limited partnership in Saskatchewan, Canada, that operates a sawmill. Substantive participating rights by the minority partner preclude the consolidation of this partnership by Weyerhaeuser.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method is as follows:

	June 29,	Dec. 29,
Dollar amounts in millions	2003	2002

Current assets	$189	$186
Noncurrent assets	1,328	1,309
Current liabilities	142	125
Noncurrent liabilities	420	424

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$149	$148	$285	$296
Operating income (loss)	10	—	7	(7)
Net income (loss)	7	(1)	4	(9)

The company provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, the company purchases finished product from certain of these entities. The aggregate total of these transactions is not material to the company’s results of operations.

Real Estate and Related Assets

Investments in unconsolidated entities that are not majority owned or controlled are accounted for using the equity method with taxes provided on undistributed earnings as appropriate.

Unconsolidated financial information for unconsolidated entities, which are accounted for by the equity method, is as follows:

	June 29,	Dec. 29,
Dollar amounts in millions	2003	2002

Current assets	$7	$8
Noncurrent assets	238	257
Current liabilities	12	11
Noncurrent liabilities	150	186

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$9	$9	$30	$27
Operating income (loss)	6	(1)	15	19
Net income (loss)	2	(3)	9	14

Note 7:     Goodwill

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 29, 2003, are as follows:

				Containerboard,
		Wood	Pulp	Packaging and	Corporate
	Timberlands	Products	and Paper	Recycling	and Other	Total

Balance as of December 29, 2002	$230	$799	$860	$1,242	$—	$3,131
Goodwill transferred from Timberlands to Corporate and Other (Note 16)	(12)	—	—	—	12	—
Goodwill transferred from investments in and advances to equity affiliates	—	—	—	34	—	34
Impairment of goodwill	—	(3)	—	—	—	(3)
Effect of foreign currency translation and other adjustments	20	36	(1)	3	4	62

Balance as of June 29, 2003	$238	$832	$859	$1,279	$16	$3,224

The company acquired the remaining 50 percent interest in Wilton Connor LLC at the beginning of 2003 for cash paid of $4 million and the payment of Wilton Connor debt of $4 million. Goodwill of $34 million associated with the company’s purchase of its initial 50 percent interest in 1998 was reclassified from investments in and advances to equity affiliates to goodwill.

Note 8:     Inventories

	June 29,	Dec. 29,
Dollar amounts in millions	2003	2002

Logs and chips	$190	$177
Lumber, plywood, panels and engineered lumber	465	456
Pulp and paper	398	351
Containerboard and packaging	264	282
Other products	252	202
Materials and supplies	524	473

	$2,093	$1,941

Note 9:     Accrued Liabilities

	June 29,	Dec. 29,
Dollar amounts in millions	2003	2002

Payroll — wages and salaries, incentive awards, retirement and vacation pay	$481	$505
Taxes — Social Security and real and personal property	77	70
Current portion of product liability reserves	30	47
Interest	238	229
Other	366	372

	$1,192	$1,223

Note 10:     Debt

Weyerhaeuser Company had short-term bank credit lines of $1.3 billion under a 364-day revolving facility at December 29, 2002. The 364-day revolving line of credit was renewed during the twenty-six weeks ended June 29, 2003, in the amount of $1.2 billion and expires in March 2004. Both Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) can borrow against this facility. WRECO can borrow up to $600 million under the $1.2 billion facility.

In addition, Weyerhaeuser Company has a revolving credit facility agreement entered into with a group of banks that expires in March 2007 and that provides for borrowings up to a total amount of $1.3 billion, all of which is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

Of the total committed bank facilities of $2.5 billion, $1.8 billion was available as of June 29, 2003, for incremental borrowings.

In February 2002, the company issued bridge financing in connection with its acquisition of Willamette Industries, Inc. (Willamette). Fees related to the commitments on financing that had been secured for the acquisition were recorded as deferred finance costs. In March 2002, the company replaced the bridge financing with $5.5 billion of notes payable. The $35 million unamortized portion of the deferred costs associated with the bridge financing was written off and is classified in interest expense incurred in the statement of earnings for the twenty-six weeks ended June 30, 2002.

Note 11:     Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002 and the settlement is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. The company incurred claims and related costs in the amount of $2 million and $4 million in the second quarter of 2003 and 2002, respectively, and charged these costs against the reserve. As of June 29, 2003, the company had approximately $90 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

	Twenty-six weeks	Fifty-two weeks	Fifty-two weeks
	ended	ended	ended
	June 30,	Dec. 29,	Dec. 30,
	2003	2002	2001

Number of claims filed during the period	1,220	2,995	6,480
Number of claims resolved	1,940	4,690	2,580
Number of claims unresolved at end of period	1,525	2,245	3,940
Number of damage awards paid	940	1,830	400
Average damage award paid	$2,500	$1,900	$1,700

The company negotiated settlements with its insurance carriers for recovery of $52 million of costs related to these claims. As of June 29, 2003, the company had received the full $52 million in recoveries from its insurance carriers.

At the end of the second quarter of 2003, the company is a defendant in state trial court in eight cases that are outside of the settlement involving primarily multi-family structures and residential developments. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict has been appealed and is not included in the eight cases mentioned at the state court level.

Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. No specific damage amounts have been claimed. In September 2001, the district court certified both classes. On appeal, the Third Circuit Court of Appeals affirmed the trial court’s certification of the two classes. In April 2003, the U.S. Supreme Court declined to review the class certification issue and as a result class members were given until June 9, 2003, to opt out of the class. Approximately 155 members of the classes have opted out and filed lawsuits against the company. In the class action cases, pretrial discovery is underway and trial has been set for April 2004. The company has not recorded a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon alleging that from 1996 to present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In August 2001, the complaint was amended to add an additional plaintiff. Prior to trial, one of the plaintiffs withdrew from the litigation. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million which was automatically trebled to $79 million under the antitrust laws. The company took a pre-tax charge of $79 million in its first quarter 2003 results. The company’s motion for a judgment notwithstanding the verdict was denied in July 2003. The company has appealed the matter to the United States Court of Appeals for the Ninth Circuit. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for this matter in the future.

In April 2003, two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. In June 2003, amended complaints were filed in both matters. The first suit was brought by four separate corporations located in Oregon and Washington who allege that between 1999 to the present they suffered damages and asked the court to award treble damages of $101 million. Plaintiffs’ request for a temporary restraining order prohibiting the company from certain alder log buying practices was denied by the court. The complaint also requests divestiture of a number of alder sawmills in Oregon, Washington and British Columbia. In July 2003, the company filed a motion to dismiss based on the insufficiencies in the pleadings. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. The suit alleges that the company’s practices caused Coast Mountain to be in a financially weak position so that it would sell its assets for less than their true value. The complaint requests treble damages in the amount of $516 million and also includes fraud and other allegations for which $108 million in damages are being sought. Request for divestiture of the company’s Northwest Hardwoods Division, a portion of its alder sawmills in British Columbia, Oregon and Washington and certain forest licenses acquired in Canada have been dropped from the complaint. The company disagrees with the assertions that have been made and plans to vigorously defend itself. The company has not recorded a reserve related to these two lawsuits and is unable to estimate at this time the amount of charges, if any, that may be required for these lawsuits in the future.

In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleges monopolization of the alder log and lumber markets from 1998 to present and requests $32 million after trebled damages. The company has not recorded a reserve related to this lawsuit and is unable to estimate at this time the amount of charges, if any, that may be required for this lawsuit in the future.

Paragon Trade Brands, Inc., Litigation. In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon) bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999, seeking damages in excess of $420 million against the company. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. On June 26, 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. On October 30, 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. In November 2002, the company filed a motion for reconsideration with the Bankruptcy Court. In June 2003, the judge issued an oral ruling denying the motion for reconsideration and set an October 2003 trial date for the determination of the damages. The company is seeking an early review of the Bankruptcy Court’s summary judgment in favor of the plaintiffs on the issue of liability with the U.S. District Court. Review of the decision is discretionary with the U.S. District Court at this stage of the proceedings. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future.

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. As a result, the company has made cash deposits relating to the CVD and anti-dumping actions at the rate of approximately $25 to $30 million a quarter. Following is a summary of the CVD and anti-dumping amounts recorded in the company’s statement of earnings:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Charges	$26	$7	$50	$20
Reversals of 2001 charges for estimated duties	—	(29)	—	(47)
Reversals of 2002 charges for estimated duties	—	(13)	—	(13)

	$26	$(35)	$50	$(40)

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

The company is appealing under the North American Free Trade Agreement (NAFTA). A panel to review the Department’s finding in the anti-dumping proceeding held hearings in March and a panel to review the CVD proceeding held hearings in mid-April. A panel to review the ITC determination of injury held hearings in June. Decisions of the NAFTA panels on the anti-dumping and CVD proceedings are expected shortly. With the support of provincial governments, the federal government of Canada also moved for appellate review by panels under the World Trade Organization (WTO) and those reviews are currently in process. One WTO panel has issued an opinion finding that cross-border comparisons to determine and measure subsidies are not proper. In addition, the WTO appeals body has affirmed a panel ruling against the United States, that the so-called “Byrd Amendment,” which gives U.S. firms cash from anti-dumping and countervailing duties applied on foreign imports, is inconsistent with U.S. international obligations. The U.S. administration has recommended that the law be changed to comply with that ruling. When and whether Congress will implement that recommendation is uncertain.

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

Environmental Matters

In April 1999, Willamette’s Johnsonburg, Pennsylvania, pulp and paper mill received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act (CAA). Management has met with federal and state officials to resolve the matters alleged in the NOV and will continue to work with officials to narrow issues in dispute. Management believes that it is reasonably possible that a settlement will be reached at a future date that may involve payment of a penalty of up to approximately $1 million and the installation of pollution control equipment.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company has established reserves for remediation costs on all of the approximately 80 active sites across its operations as of the end of the second quarter of 2003 totaling $50 million, down from $54 million at the end of 2002. The reserve levels reflect the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $9 million in the first twenty-six weeks of 2003. The company incurred remediation costs of $4 million in the first twenty-six weeks of both 2003 and 2002, and charged these costs against the reserve. Additionally, as discussed in Note 2, the company adopted the provisions of Statement 143 in the first quarter of 2003. Because the asset retirement obligations associated with landfills are accounted for separately, the company reduced its remediation cost accrual $9 million as of the date that it adopted the provisions of Statement 143. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $100 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser Company has guaranteed approximately $44 million of debt of unconsolidated entities and other parties. Approximately $3 million of the guarantees expire in 2003, $31 million expire in 2004, and the remaining guarantees expire in 2007.

Weyerhaeuser Real Estate Company (WRECO) has guaranteed approximately $2 million of debt of unconsolidated entities and other parties, performance under an operating lease with future lease payments of approximately $27 million, and $55 million of mortgages sold with recourse. In each case, WRECO would be required to perform if the obligor were to default. The debt guarantees expire in periods through 2017 and the lease guarantees expire in 2041. The mortgage guarantees expire as the underlying loans mature through 2019.

Warranties

WRECO provides warranties on home sales closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability was approximately $7 million at June 29, 2003, and December 29, 2002.

Note 12:     Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for the integration of Willamette and Weyerhaeuser’s overall cost-reduction efforts:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Change-in-control agreements	$10	$14	$20	$14
Severance and outplacement costs	8	4	20	4
Professional services	2	—	4	—
Other	5	5	10	7

	$25	$23	$54	$25

As of June 29, 2003, Weyerhaeuser accrued liabilities include approximately $12 million of severance accruals related to integration charges recognized from 2002 through June 29, 2003, which are associated with the termination of the employment of approximately 400 employees.

Note 13:     Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Impairments of long-lived assets	$5	$23	$18	$43
Severance and outplacement costs	4	3	12	8
Other closure costs	3	2	4	4

	$12	$28	$34	$55

During 2003, Weyerhaeuser recognized closure costs in connection with the announced closures of three Wood Products facilities and one fine paper machine. Activities associated with the 2003 closures are expected to be completed by June 2004 and Weyerhaeuser does not expect to incur any additional amounts related to these closures.

The charge recognized during the twenty-six weeks ended June 30, 2002, is associated with the closures of an oriented strand board facility and six packaging facilities.

Changes in accrued severance during the twenty-six weeks ended June 29, 2003, were as follows:

Dollar amounts in millions

Accrued severance as of December 29, 2002	$23
Costs incurred and charged to expense	12
Payments	(20)

Accrued severance as of June 29, 2003	$15

Note 14:     Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, includes the following pretax charges (credits):

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Gain on sale of western Washington timberlands (Note 15)	$(144)	$—	$(144)	$—
Asset impairment charge on pending facility sale	16	—	16	—
Charge for alder antitrust case (Note 11)	—	—	79	—
Cemwood insurance settlement recovery	(25)	—	(25)	—
Foreign exchange transaction gains	(47)	(27)	(82)	(35)
Other, net	(5)	—	(12)	12

	$(205)	$(27)	$(168)	$(23)

In 1999, American Cemwood Corporation (Cemwood), a subsidiary of MacMillan Bloedel Limited, which had been acquired by the company, settled a class action suit involving claims alleging the failure of its cement fiber roofing products. The settlement provided an opportunity for the company to recover a portion of the settlement amount, depending on the outcome of a lawsuit filed by the class against Cemwood’s insurance companies. As a result of a settlement with the insurance companies, Weyerhaeuser recognized a net pretax benefit of $25 million in the thirteen weeks ended June 29, 2003. The company has an unresolved claim outstanding against a reinsurer.

Foreign exchange transaction gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 15:     Sale of Timberlands

Weyerhaeuser sold approximately 100,000 acres of western Washington timberlands in May 2003 for cash and a note receivable (the Note) with a value of approximately $170 million on the date of the sale. Weyerhaeuser recognized a gain of $80 million after taxes on the sale of the timberlands. The Note is backed by an irrevocable standby letter of credit from a bank. Weyerhaeuser is exposed to credit-related gains or losses in the event of nonperformance by the bank, but does not expect the bank to fail to meet its obligations. The Note matures in May 2013 and is extendable for five-year periods up to May 2033.

Weyerhaeuser transferred the Note to a qualifying special purpose entity (SPE) in a manner that qualifies as a sale for accounting purposes in May 2003 for cash of $151 million and a beneficial interest in the SPE. The gain on the sale of the Note was immaterial. Because the SPE is a separate and distinct legal entity from Weyerhaeuser, the assets of the SPE are not available to satisfy the liabilities and obligations of the company. The company does not consolidate the SPE.

The company estimates the fair value of its beneficial interest in the SPE using a discounted cash flow model. The key assumption used to estimate fair value was a discount rate of 4.38 percent.

In addition, Weyerhaeuser recognized an additional gain of $15 million after taxes during the second quarter of 2003 when a contingency lapsed on a portion of the 115,000 acres of western Washington timberlands that was sold in December 2002.

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

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Sales to and revenues from unaffiliated customers:
Timberlands	$237	$205	$461	$366
Wood Products	2,056	2,147	3,828	3,848
Pulp and Paper	958	951	1,956	1,723
Containerboard, Packaging and Recycling	1,121	1,130	2,190	2,029
Real Estate and Related Assets	432	421	877	817
Corporate and Other	126	68	232	130

	4,930	4,922	9,544	8,913

Intersegment sales:
Timberlands	244	288	488	518
Wood Products	65	52	131	103
Pulp and Paper	35	7	92	60
Containerboard, Packaging and Recycling	14	8	27	13
Corporate and Other	3	2	6	4

	361	357	744	698

Total sales and revenues	5,291	5,279	10,288	9,611
Intersegment eliminations	(361)	(357)	(744)	(698)

	$4,930	$4,922	$9,544	$8,913

Contribution (charge) to earnings:
Timberlands	$300	$162	$449	$269
Wood Products	(53)	64	(203)	73
Pulp and Paper	(7)	(15)	3	(14)
Containerboard, Packaging and Recycling	108	75	188	133
Real Estate and Related Assets	91	79	186	170
Corporate and Other	(2)	(48)	(48)	(94)

	437	317	575	537
Interest expense	(205)	(222)	(413)	(400)
Less capitalized interest	6	16	11	20

Earnings before income taxes and cumulative effect of a change in accounting principle	238	111	173	157
Income taxes	(81)	(39)	(59)	(55)

Earnings before cumulative effect of a change in accounting principle	157	72	114	102
Cumulative effect of a change in accounting principle, net	—	—	(11)	—

Net earnings	$157	$72	$103	$102

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

     Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “will,” “expects,” “may,” “should,” “approximately,” “anticipates,” “indicates,” “plans,” and “estimates,” and the negative or other variations of those terms with comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with litigation reserves, the expected sales and contribution to earnings in the third quarter of 2003 of the company’s business segments, anticipated pricing in certain of the company’s markets, expected repayment of company debt and return to historic debt ratios, anticipated capital expenditures, the effect of pending litigation on the company’s financial position, liquidity or results of operations, expected working capital, projected effects of reduction in returns and assumed discount rates on pension expense, expected contributions to pension plans, the anticipated impact of the Canadian Species at Risk Act and similar matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	The effect of general economic conditions, including the level of interest rates and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various business segments;

•	Energy prices;

•	Performance of the company’s manufacturing operations;

•	The successful execution of internal performance plans;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations;

•	The risk of loss from fires, floods and other natural disasters;

•	Legal proceedings; and

•	Performance of pension fund investments.

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

Consolidated Results

Consolidated net sales and earnings were:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions, except per-share data	2003	2002	2003	2002

Net sales and revenues	$4,930	$4,922	$9,544	$8,913
Operating income	413	299	534	506
Net earnings	157	72	103	102
Net earnings per share, basic and diluted	0.71	0.32	0.47	0.46

     Net sales and revenues increased $631 million, or 7 percent, in the first half of 2003 as compared to the same period in 2002. A significant portion of the increase in net sales and revenues is attributable to the timing of the company’s acquisition of Willamette, which was consolidated as of February 11, 2002. The first half of 2002 includes sales made by the former Willamette facilities beginning as of the acquisition date, while the first half of 2003 includes such sales for the entire period. Net sales and revenues for the second quarter of 2003 were relatively flat when compared to the second quarter of 2002. The factors that affected net sales and revenues are discussed below in the segment analyses.

Items that Affected Results

     A summary of items that affected the quarterly and year-to-date comparisons of operating income and net earnings follows:

	Operating income			Net earnings

	Thirteen weeks ended			Thirteen weeks ended

	June 29,	June 30,		June 29,	June 30,
Dollar amounts in millions	2003	2002	Change	2003	2002	Change

(Charge) benefit:
Gain on timberland sales	$144	$—	$144	$95	$—	$95
Pension and other postretirement benefits	(39)	4	(43)	(26)	3	(29)
Countervailing duty accrual reversal	—	29	(29)	—	19	(19)
Cemwood insurance settlement	25	—	25	7	—	7
Plymouth business interruption costs	—	(23)	23	—	(15)	15
Foreign exchange gains	47	27	20	31	18	13
Integration and restructuring	(25)	(23)	(2)	(17)	(15)	(2)
Facility closures or impending sales	(29)	(28)	(1)	(19)	(18)	(1)

	Operating income			Net earnings

	Twenty-six weeks ended			Twenty-six weeks ended

	June 29,	June 30,		June 29,	June 30,
Dollar amounts in millions	2003	2002	Change	2003	2002	Change

(Charge) benefit:
Gain on timberland sales	$144	$—	$144	$95	$—	$95
Pension and other postretirement benefits	(79)	40	(119)	(52)	26	(78)
Alder antitrust case	(79)	—	(79)	(52)	—	(52)
Countervailing duty accrual reversal	—	47	(47)	—	31	(31)
Foreign exchange gains	82	35	47	54	23	31
Integration and restructuring	(54)	(25)	(29)	(36)	(16)	(20)
Cemwood insurance settlement	25	—	25	7	—	7
Plymouth business interruption costs	—	(23)	23	—	(15)	15
Facility closures or impending sales	(51)	(55)	4	(34)	(36)	2
Write off of debt costs	—	—	—	—	(23)	23
Change in accounting principle	—	—	—	(11)	—	(11)

     Other factors that affected the quarterly and year-to-date comparison of operating income and net earnings are discussed below in the segment analyses.

Timberlands

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$237	$205	$461	$366
Contribution to earnings	300	162	449	269

     Third party sales volume for Timberlands raw materials and log production volume for the thirteen and twenty-six week periods ended June 29, 2003, and June 30, 2002, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Volumes in millions	2003	2002	2003	2002

Raw materials third party sales volume — cubic feet	110	102	206	169
Log production volume — cubic feet	152	191	334	344

Net sales and revenues increased $32 million, or 16 percent, for the thirteen-week period ended June 29, 2003, compared to the same period in 2002. The volume of logs sold to export and domestic markets was up 13 percent and 2 percent, respectively, in the thirteen weeks ended June 29, 2003, as compared to the thirteen weeks ended June 30, 2002. Price realizations, which include freight and are net of normal sales deductions, declined in the West, but increased in the South.

Net sales and revenues increased $95 million, or 26 percent, in the first half of 2003 as compared to the first half of 2002. Weyerhaeuser’s domestic timberland holdings increased approximately 30 percent as a result of the Willamette acquisition. The results for the first half of 2002 reflected sales of raw materials from the former Willamette timberlands only after February 11, 2002, while 2003 sales include a full period of sales from the former Willamette timberlands. The volume of logs sold to export and domestic markets was up 11 percent and 18 percent, respectively, in the first half of 2003, compared to the first half of 2002. Price realizations, which include freight and are net of normal sales deductions, declined in the West, but increased in the South.

Contribution to earnings increased $138 million and $180 million for the thirteen and twenty-six weeks ended June 29, 2003, respectively, compared to the thirteen and twenty-six weeks ended June 30, 2002. Items that affected the quarter-to-quarter comparison of Timberlands’ contribution to earnings include the following:

•	A pretax gain of $144 million on the sales of western Washington timberlands was recognized in the second quarter of 2003.

•	Pretax gains from the dispositions of nonstrategic timberlands increased $8 million and $22 million in the thirteen weeks and twenty-six weeks ended June 29, 2003, respectively, compared to the same periods in 2002.

•	Timberlands recognized no pension income or expense in the twenty-six weeks ended June 29, 2003, as compared to pension income of $4 million in the twenty-six weeks ended June 30, 2002.

Timberlands’ contribution to earnings in the third quarter of 2003 is expected to be lower than the second quarter of 2003 due to normal reductions in harvest levels during the fire season.

Wood Products

	Thirteen weeks ended		Twenty-six weeks ended

Dollar amounts in millions	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net sales and revenues	$2,056	$2,147	$3,828	$3,848
Contribution (charge) to earnings	(53)	64	(203)	73

Net sales and revenues decreased $91 million, or 4 percent, for the thirteen-week period ended June 29, 2003, compared to the same period in 2002. The significant changes in net sales and revenues included:

•	A $55 million decrease in softwood lumber sales. Price realizations, which include freight and are net of normal sales deductions, declined approximately $51 per thousand board feet, or 13 percent. The volume of softwood lumber shipped during the thirteen weeks ended June 29, 2003, increased 124 million board feet, or 5 percent, over the levels shipped in the comparable period in the prior year, which partially offset the unfavorable effect of decreased prices.

•	A $47 million decrease in the sale of raw materials and by-products.

•	A $21 million decrease in plywood and veneer sales. Plywood and veneer realizations, which include freight and are net of normal sales deductions, decreased $10 per thousand square feet (3/8” basis). Shipments decreased 55 million square feet (3/8” basis), or 7 percent, in the thirteen weeks ended June 29, 2003, as compared to the thirteen weeks ended June 30, 2002.

•	A $52 million increase in oriented strand board sales. Sales realizations, which include freight and are net of normal sales deductions, increased $28 per thousand square feet (3/8” basis). Shipments during the thirteen weeks ended June 29, 2003 increased 111 million square feet (3/8” basis) over the levels shipped in the comparable period in the prior year.

Net sales and revenues decreased $20 million, or 1 percent, in the first half of 2003, compared to the first half of 2002. The 2003 results include sales made by former Willamette facilities for the full period, while 2002 results include sales made by the former Willamette facilities after February 11, 2002. The significant changes in net sales and revenues included:

•	A $72 million decrease in the sale of raw materials and by-products.

•	A $75 million increase in oriented strand board sales. Sales realizations, which include freight and are net of normal sales deductions, increased $20 per thousand square feet (3/8” basis). Shipments increased 191 million square feet (3/8” basis) in the first half of 2003 over the levels shipped in the comparable period in the prior year.

•	A $21 million increase in the sale of other building products through the company’s wholesale distribution centers.

•	A $47 million decrease in the sale of composite panels.

Contribution (charge) to earnings for Wood Products was ($53) million in the thirteen weeks ended June 29, 2003, and $64 million in the thirteen weeks ended June 30, 2002. The year-to-date contribution (charge) to earnings was ($203) million for 2003 and $73 million for 2002. The following affected the comparison of Wood Products’ contribution (charge) to earnings:

•	Weyerhaeuser recognized a charge of $79 million against first quarter 2003 earnings as a result of an adverse verdict in the alder log antitrust case. See Note 11 of Notes to Financial Statements.

•	Countervailing (CVD) and anti-dumping duties and related costs were $26 million and $50 million in the second quarter and first half of 2003, respectively. Reversals of CVD and anti-dumping duty accruals exceeded the charges that were recognized in the comparable 2002 periods. Weyerhaeuser recognized a net credit of $35 million in the second quarter of 2002 and a net credit of $40 million for the first half of 2002. See Note 11 of Notes to Financial Statements.

•	Net pension expense was $5 million and $12 million in the thirteen weeks and twenty-six weeks ended June 29, 2003, respectively, compared to income of $11 million and $28 million in the comparable periods in the prior year.

•	Wood Products recognized charges for integration, restructuring and the closure or impending sale of facilities of $29 million and $53 million in the thirteen and twenty-six weeks ended June 29, 2003, respectively. Charges of $1 million and $19 million were recognized in the second quarter and first half of 2002, respectively.

•	The appreciation in the Canadian dollar had a negative impact on the segment’s net operating results.

•	Results for the twenty-six weeks ended June 29, 2003, also include a gain of $8 million recognized in the first quarter on the sale of real estate related to one of the Wood Products distribution businesses.

Prices for structural softwood lumber, plywood and oriented strand board improved seasonally late in the second quarter of 2003. The company expects price improvements for OSB and plywood to hold in the third quarter of 2003, and to result in improved earnings for Wood Products in the third quarter of 2003. The company expects price improvements in structural softwood lumber to abate somewhat as industry capacity adjusts to meet the seasonal demand. The company expects the segment’s earnings to continue to be adversely affected by CVD and anti-dumping duties on softwood lumber that Weyerhaeuser produces in Canada and exports to the United States. These charges have been incurred at a rate of approximately $25 million to $30 million per quarter beginning with the quarter ended September 29, 2002. The company plans to continue analyzing facilities in the Wood Products system for rationalization opportunities.

Third party sales and total production volumes for the major products in the Wood Products segment for the thirteen and twenty-six week periods ended June 29, 2003, and June 30, 2002, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Third party sales volumes (millions)	2003	2002	2003	2002

Softwood lumber — board feet	2,385	2,261	4,560	4,107
Softwood plywood and veneer — square feet (3/8”)	760	815	1,486	1,439
Composite panels — square feet (3/4”)	317	445	595	753
Oriented strand board — square feet (3/8”)	1,206	1,095	2,231	2,040
Hardwood lumber — board feet	113	113	219	221
Raw materials — cubic feet	118	164	246	307

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Total production volumes (millions)	2003	2002	2003	2002

Softwood lumber — board feet	1,825	1,702	3,667	3,232
Softwood plywood and veneer — square feet (3/8”)	557	649	1,229	1,120
Composite panels — square feet (3/4”)	252	183	483	401
Oriented strand board — square feet (3/8”)	1,051	944	2,062	1,901
Hardwood lumber — board feet	102	99	210	195

Pulp and Paper

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$958	$951	$1,956	$1,723
Contribution (charge) to earnings	(7)	(15)	3	(14)

Net sales and revenues increased $7 million, or 1 percent, for the thirteen-week period ended June 29, 2003, compared to the same period in 2002. The significant changes in net sales and revenues included:

•	A $24 million increase in pulp sales. Unit shipments decreased approximately 22,000 tons, or 4 percent. However, price realizations, which include freight and are net of normal sales deductions, increased approximately $58 per ton, or 12 percent in 2003, compared to the thirteen weeks ended June 30, 2002.

•	A $17 million decrease in fine paper sales. Unit shipments were down approximately 27,000 tons, or 4 percent. However, price realizations, which include freight and are net of normal sales deductions, increased approximately $6 per ton, or 1 percent, for the thirteen weeks ended June 29, 2003, over the comparable period in 2002.

Net sales and revenues increased $233 million, or 14 percent, for the twenty-six week period ended June 29, 2003, compared to the twenty-six weeks ended June 30, 2002. The increase is primarily due to the fact that 2003 results include sales made by former Willamette facilities for the full period, while 2002 results include sales made by the former Willamette facilities only after February 11, 2002. The significant changes in net sales and revenues included:

•	A $53 million increase in pulp sales. Unit shipments increased approximately 38,000 tons, or 3 percent. Prices realized, which include freight and are net of normal sales deductions, increased approximately $28 per ton or 6 percent in 2003, compared to the twenty-six week period ended June 30, 2002.

•	A $163 million increase in fine paper sales. Unit shipments increased approximately 164,000 tons, or 13 percent. Price realizations, which include freight and are net of normal sales deductions, increased approximately $25 per ton, or 3 percent, for the first twenty-six weeks of 2003, as compared to the same period in 2002.

Charges to earnings decreased $8 million in the second quarter of 2003, as compared to the same period of 2002. Contribution to earnings increased by $17 million in the twenty-six week period ended June 29, 2003, over the comparable period of 2002. The effect of the favorable sales variances were partially offset by the following:

•	Business interruption costs of $23 million associated with the boiler outage at Plymouth, NC were incurred in the second quarter of 2002.

•	Integration, restructuring and impending plant closure charges of $16 million were recorded in the first half of 2003, including $10 million in the second quarter of 2003.

•	Increased energy costs.

•	The appreciation in the Canadian dollar had a negative impact on the segment’s net operating results.

•	Net pension expense was $2 million in the thirteen weeks ended June 29, 2003, compared to income of $2 million in the comparable prior year period. Net pension expense was $5 million in the twenty-six week period ended June 29, 2003, compared to income of $11 million in the comparable prior year period.

•	Depreciation expense increased approximately $48 million in the first half of 2003, as compared to the same period of 2002, mostly due to inclusion of depreciation on the assets acquired from Willamette for the full period of 2003, capital additions and the finalization of the Willamette purchase accounting adjustment in the first quarter of 2003.

The company expects third quarter 2003 earnings to be lower than the second quarter primarily due to pricing pressures on both pulp and fine paper. Declining market demand for uncoated freesheet coupled with an increase in productivity at the company’s fine paper mills is causing the company to assess the need for further rationalization of its fine paper system.

Third party sales and total production volumes for major Pulp and Paper products follow:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Third party sales volumes (thousands)	2003	2002	2003	2002

Pulp — air-dry metric tons	596	618	1,219	1,181
Paper — tons	690	717	1,427	1,263
Coated groundwood — tons	55	49	116	97
Bleached board — tons	67	61	127	114
Paper converting — tons	472	488	974	863

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Total production volumes (thousands)	2003	2002	2003	2002

Pulp — air-dry metric tons	619	492	1,273	1,099
Paper — tons	712	667	1,469	1,177
Coated groundwood — tons	55	60	117	108
Bleached board — tons	68	67	124	130
Paper converting — tons	479	496	995	849

Containerboard, Packaging and Recycling

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$1,121	$1,130	$2,190	$2,029
Contribution to earnings	108	75	188	133

Net sales and revenues decreased $9 million, or 1 percent, in the thirteen weeks ended June 29, 2003, as compared to the thirteen weeks ended June 30, 2002. The decrease in net sales and revenues was primarily due to a decrease in packaging sales. Packaging unit shipments decreased approximately 1.0 billion square feet, or 5 percent, in the second quarter of 2003, compared to the same period in 2002. The decline in unit shipments was partially due to the closure of five plants in 2002 along with weak market conditions. Prices realized for packaging, which include freight and are net of normal sales deductions, partially offset the decline in unit shipments. Unit selling prices for corrugated containers increased $2 per thousand square feet, or 4 percent, in the thirteen weeks ended June 29, 2003, compared to the second quarter of 2002.

Net sales and revenues increased $161 million, or 8 percent, in the twenty-six weeks ended June 29, 2003, as compared to the twenty-six weeks ended June 30, 2002. The increase is primarily due to the fact that 2003 includes sales by the former Willamette facilities for the full twenty-six weeks, while the twenty-six weeks ended June 30, 2002, include sales by the former Willamette facilities only after February 11, 2002. The increase in net sales and revenues was primarily due to an increase in packaging sales. Packaging unit shipments increased approximately 1.3 billion square feet, or 4 percent, in the first half of 2003, compared to the same period in 2002. Price realizations for packaging, which include freight and are net of normal sales deductions, increased $1 per thousand square feet, or 3 percent, in the 2003 period as compared to the twenty-six weeks ended June 30, 2002.

Contribution to earnings increased $33 million, or 44 percent, in the thirteen weeks ended June 29, 2003, compared to the thirteen weeks ended June 30, 2002. Contribution to earnings increased $55 million, or 41 percent, in the twenty-six weeks ended June 29, 2003, compared to the twenty-six weeks ended June 30, 2002. While pricing and shipment volumes played a role in the changes in earnings between the periods, other factors affecting the business results were as follows:

•	Increased energy costs.

•	Raw material costs increased in 2003 compared to the prior year periods. OCC cost delivered to the containerboard mills increased approximately $6 per ton in the thirteen weeks ended June 29, 2003, and $10 per ton in the twenty-six weeks ended June 29, 2003, over the comparable periods in 2002. In addition, chip costs for the containerboard mills increased $4 million and $13 million, respectively, for the thirteen and twenty-six week periods, primarily due to higher prices.

•	Depreciation expense was $8 million lower in the twenty-six week period in 2003 compared to the same period in 2002, mainly due to the closure of several facilities in 2002 and the finalization of purchase accounting allocations related to the Willamette acquisition.

•	Net pension income was $1 million in the thirteen weeks ended June 29, 2003, and $11 million in the comparable prior year period, which represents an unfavorable effect of $10 million. Net pension expense was $1 million in the twenty-six week period ended June 29, 2003, compared to income of $23 million in the comparable prior year period, which represents an unfavorable effect of $24 million.

•	Integration, restructuring and plant closure costs were $32 million and $42 million in the thirteen and twenty-six weeks ended June 30, 2002, respectively. The charges (reversals) were ($2) million in the second quarter of 2003 and approximately zero in the first half of 2003.

•	Lower costs at the containerboard mills due to improved productivity and cost reduction efforts.

Containerboard, Packaging and Recycling’s contribution to earnings in the third quarter of 2003 is expected to be lower than the second quarter due to weak market conditions. Weak market demand for corrugated packaging coupled with an increase in productivity at the company’s containerboard mills makes inventory management a key operating priority. The company plans to continue analyzing facilities in its integrated Containerboard, Packaging and Recycling system for rationalization opportunities.

Third party sales and total production volumes for Containerboard, Packaging and Recycling follow:

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Third party sales volumes (thousands)	2003	2002	2003	2002

Containerboard — tons	233	260	454	469
Packaging — MSF	18,577	19,614	36,329	35,044
Recycling — tons	556	552	1,159	1,156
Kraft bags and sacks — tons	24	26	49	39

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Total production volumes (in thousands)	2003	2002	2003	2002

Containerboard — tons	1,568	1,600	2,997	2,850
Packaging — MSF	19,955	20,521	38,932	36,695
Recycling — tons	1,644	1,588	3,172	2,975
Kraft bags and sacks — tons	25	25	50	38

Real Estate and Related Assets

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$432	$421	$877	$817
Contribution to earnings	91	79	186	170

Net sales and revenues and contribution to earnings increased $11 million and $12 million, respectively, in the thirteen weeks ended June 29, 2003, compared to the same period in 2002. Sales in markets where the company operates remained strong during 2003. Net sales and revenues attributable to single-family home sales were $355 million and $350 million in the thirteen weeks ended June 29, 2003, and June 30, 2002, respectively. The segment closed 1,003 single-family home sales during the thirteen weeks ended June 29, 2003, as compared to 1,070 single-family home sales in the same period in 2002. The average sales price for single-family homes was approximately $354,000 in the thirteen weeks ended June 29, 2003, and approximately $327,000 in the thirteen weeks ended June 30, 2002. Results for the thirteen weeks ended June 29, 2003, included a $12 million pretax gain on a commercial property sale in Southern California.

Net sales and revenues increased $60 million and contribution to earnings increased $16 million in the first half of 2003, compared to the first half of 2002. Net sales and revenues attributable to single-family home sales were $727 million and $694 million in the twenty-six weeks ended June 29, 2003, and June 30, 2002, respectively. The segment closed 2,013 single-family home sales during the first half of 2003, as compared to 2,089 single-family home sales closed in the same period in 2002. The average sales price for single-family homes was approximately $361,000 in the twenty-six weeks ended June 29, 2003, and approximately $332,000 in the twenty-six weeks ended June 30, 2002. Results for the first half of 2003 included pretax gains of $30 million for the sales of commercial property and an apartment complex.

Customer traffic was strong in the first half of 2003, and the backlog of homes sold, but not closed, is slightly above six months as of June 29, 2003. The segment’s contribution to earnings in the third quarter of 2003 is expected to be higher than the second quarter due to increased closings of single-family homes.

Corporate and Other

	Thirteen weeks ended		Twenty-six weeks ended

	June 29,	June 30,	June 29,	June 30,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$126	$68	$232	$130
Contribution (charge) to earnings	(2)	(48)	(48)	(94)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings includes the following:

•	Foreign exchange transaction gains were $45 million and $27 million in the thirteen weeks ended June 29, 2003, and June 30, 2002, respectively, and $81 million and $35 million in the twenty-six weeks ended June 29, 2003, and June 30, 2002, respectively. Foreign exchange transaction gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	A pretax gain of $25 million associated with the settlement of an insurance claim relating to the company’s Cemwood litigation was recognized in the second quarter of 2003.

•	Charges for integration and restructuring activities were $14 million and $18 million in the thirteen weeks ended June 29, 2003, and June 30, 2002, respectively. Charges for integration and restructuring activities were $34 million in the twenty-six weeks ended June 29, 2003, and $20 million for the twenty-six weeks ended June 30, 2002. The charges include costs associated with the integration of Willamette, such as charges associated with change-in-control agreements and scheduled severance payments, and Weyerhaeuser’s overall cost-reduction efforts.

•	A charge of $9 million was recognized during the first quarter of 2003 to increase the reserve for environmental remediation costs. See Note 11 of Notes to Financial Statements.

•	Pension expense was $4 million in the twenty-six weeks ended June 29, 2003, compared to income of $3 million in the comparable prior year period, which represents an unfavorable effect of $7 million.

Interest Expense

Interest expense incurred by Weyerhaeuser in the first half of 2003, was $413 million, compared to $400 million in the same period of 2002. Interest expense increased principally because of debt issued during the first quarter of 2002 to finance the Willamette acquisition. In addition, a charge of $35 million was recognized in the first quarter of 2002 related to the write off of debt issuance costs when bridge loans for the acquisition of Willamette were replaced with permanent financing. Weyerhaeuser expects to repay additional debt and to return to historic debt ratios within five years from the time of the Willamette acquisition.

Income Taxes

The company reduced its effective income tax rate to 34.0 percent during the second quarter of 2003 from the 34.5 percent rate that was used in the thirteen weeks ended March 30, 2003, to reflect a revision in the company’s estimate of the effective rate for the 2003 annual period. The change in the effective rate had an immaterial effect on income taxes recognized in the second quarter of 2003. The effective income tax rate for the 2002 periods was 35.0 percent. The company’s effective income tax rate is affected by the benefits of tax credits and the export sales incentive.

Cumulative Effect of a Change in Accounting Principle

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. The cumulative effect of adopting the accounting principle was $11 million, or 5 cents per share, after taxes. The effect on results reported for the twenty-six weeks ended June 30, 2002, would not have been material had the provisions of Statement 143 been in place during the comparable period.

Natural Resources and Environmental Matters

The Canadian Species at Risk Act (SARA) was proclaimed in June 2003. Some provisions of SARA take effect immediately and others will be phased into effect in future months. SARA applies to federal lands in Canada, and to wildlife species listed as being at risk and their critical habitat. It aims to prevent Canadian species, subspecies and distinct populations from becoming extirpated or extinct, and to encourage the recovery of endangered or threatened species, and the management of other species to prevent them from becoming at risk. It is not anticipated that SARA will result in additional restrictions on timber harvests or other forest management practices, increase operating costs, or affect timber supply and prices in 2003 or 2004, although it may have such an effect in the future.

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

Operations

Consolidated net cash provided by operations was $314 million and $329 million in the twenty-six weeks ended June 29, 2003, and June 30, 2002, respectively. Elements that affected net cash provided by operations for the comparative periods follow:

•	Cash received from customers, net of cash paid to employees, suppliers and others, increased approximately $150 million in the first half of 2003, compared to the first half of 2002. This increase was due primarily to the overall increase in the size of Weyerhaeuser’s operations as a result of the Willamette acquisition. An increase in working capital had a $319 million negative effect on cash from operations in the twenty-six weeks ended June 29, 2003, or $36 million higher than the $283 million negative effect in the twenty-six weeks ended June 30, 2002. Seasonal increases in working capital typically occur during the first quarter and decreases typically occur towards the latter part of the year.

•	Cash paid for interest, net of the amount capitalized, was $142 million higher in the twenty-six weeks ended June 29, 2003, than in the comparable period in 2002. The increase is due to a higher level of debt outstanding during the 2003 period, primarily as a result of the Willamette acquisition.

Investing

Weyerhaeuser’s capital expenditures for the twenty-six weeks ended June 29, 2003, excluding acquisitions and Real Estate and Related Assets, were $319 million, compared to $466 million in the same period of 2002. Capital spending by segment for the twenty-six weeks ended June 29, 2003, was $27 million for Timberlands; $69 million for Wood Products; $154 million for Pulp and Paper; $48 million for Containerboard, Packaging and Recycling; and $21 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $750 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

Weyerhaeuser received net cash proceeds of $151 million from the sale of western Washington timberlands and the related note receivable in the second quarter of 2003. See Note 15 of Notes to Financial Statements.

The company expended $6.1 billion, net of cash acquired, during the first quarter of 2002, to purchase the outstanding shares of Willamette stock.

Financing

Weyerhaeuser’s interest-bearing debt at June 29, 2003, was relatively flat when compared to the outstanding balance at December 29, 2002. Borrowings increased during the first quarter of 2003, primarily to finance a seasonal increase in working capital. Available cash generated by operations and the sale of timberlands in western Washington were used to pay down debt in the second quarter of 2003. Proceeds from new borrowings and payment on long-term debt were $267 million and $265 million, respectively, in the twenty-six weeks ended June 29, 2003.

Weyerhaeuser’s debt-to-total-capital ratio, excluding Real Estate and Related Assets, was 55.1 percent as of June 29, 2003, compared to 55.6 percent at the end of 2002. Debt reduction is the company’s highest priority, and Weyerhaeuser expects to return to historic debt ratios within five years from the time of the Willamette acquisition. For purposes of computing this ratio, debt includes Weyerhaeuser’s interest-bearing debt and capital lease obligations and total capital consists of debt, shareholders’ interest, deferred taxes and minority interest in subsidiaries, net of Weyerhaeuser’s investments in Real Estate and Related Assets subsidiaries.

Weyerhaeuser Company and WRECO have established 364-day and multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of June 29, 2003. The multi-year revolving line of credit expires in March 2007. WRECO can borrow up to $600 million under the 364-day facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of June 29, 2003, $1.8 billion was available under these bank facilities for incremental borrowings.

Critical Accounting Policies

Pension and Postretirement Benefit Plans

The company sponsors several qualified and nonqualified pension and postretirement benefit plans for its employees. Key assumptions used to determine the amounts recorded in the company’s financial statements include the discount rate, the expected return on plan assets, anticipated trends in health care costs, assumed increases in salaries, mortality rates, and other factors. These assumptions are reviewed with external advisors at the end of each fiscal year and are updated as appropriate. Actual experience that differs from the assumptions could have a significant effect on the company’s financial position or results from operations. Other factors that affect the level of net periodic benefit income or expense that is recognized in a given year include actual pension fund performance, plan changes, and changes in plan participation or coverage.

The company’s expected rate of return on plan assets reflects the assumption that its plan assets will continue to outperform a benchmark rate of return, assuming a portfolio of investments comprised of 60 percent equities, 35 percent bonds and 5 percent cash. Over the last 18 years, actual returns on the company’s plan assets have exceeded the benchmark rate of return by 5.8 percentage points. As of December 29, 2002, the company reduced its expected rate of return on pension plan assets assumption from 10.5 percent to 9.5 percent to reflect the assumptions that the long-term benchmark return will be 6.5 percent and that the company’s pension plan assets will outperform the benchmark by 3.0 percent. Each 1.0 percent reduction in the expected return on plan assets would decrease the 2003 pension plan income by approximately $35 million for the company’s U.S. qualified pension plans (and would thereby generate a pension expense) and would increase the 2003 pension plan expense by approximately $5 million for the company’s Canadian pension plans.

The discount rate is based on rates of interest on long-term corporate bonds. As of December 29, 2002, the company reduced the discount rate from 7.25 percent for U.S. plans and 7.0 percent for Canadian plans to 6.75 percent for U.S. plans and 6.5 percent for Canadian plans to reflect decreases in the benchmark rates of interest. Pension and postretirement benefit income and expenses for 2003 are based on the 6.75 percent assumed discount rate for U.S. plans and 6.5 percent assumed discount rate for Canadian plans. Future discount rates may differ. Each 0.5 percent reduction in the assumed discount rate is expected to decrease pension income approximately $7 million for the company’s U.S. qualified pension plans and increase pension expense by approximately $5 million for the company’s Canadian pension plans.

A contribution of approximately $2 million was made during June 2003 to complete the termination of the MacMillan Bloedel salaried pension plan. Based upon information currently available, the company expects it will not be required to make additional cash contributions to its U.S. pension plans in 2003. The company expects to contribute approximately $13 million to its Canadian pension plans in 2003 with an additional $10 million during 2003 or early 2004 for the wind up of the pension plan at Sturgeon Falls.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. In other words, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.2 billion as of June 29, 2003, which represented approximately 11 percent of the company’s consolidated assets.

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

Legal, Environmental and Product Liability Reserves

Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable and excessive verdicts do occur. As an example of changes that can occur in the estimates of contingent liabilities, the company recognized a $79 million charge before taxes in the first quarter of 2003 as a result of the jury verdict that was returned in the alder antitrust case in April 2003 (see Note 11 of Notes to Financial Statements).

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

Quantitative and Qualitative Disclosures About Market Risk

No changes occurred during the twenty-six weeks ended June 29, 2003, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s principal executive officer and principal financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

See discussion in Note 11 to Financial Statements.

Item 2. Changes in Securities                                        not applicable

Item 3. Defaults upon Senior Securities                      not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 15, 2003, were:

The reelection of Richard Haskayne, Robert Herbold, Donald Mazankowski and Nicole Piasecki to the board of directors.

	For	Withheld

Haskayne	186,931,131	8,032,271
Herbold	186,913,972	8,049,430
Mazankowski	186,850,007	8,113,395
Piasecki	188,551,906	6,411,496

The terms of Martha Ingram, John Kieckhefer, Arnold Langbo, Clayton Yeutter, Steven Rogel, William Ruckelshaus, Richard Sinkfield and James Sullivan continued after the annual meeting.

				Broker
	For	Against	Abstain	Non-Votes

Shareholder proposal relating to:
The Chairman of the board position	42,172,609	135,030,131	935,588	16,825,074
Accounting for stock options	89,105,150	84,210,873	4,811,707	16,835,672
Shareholder rights plan	97,648,875	79,499,877	992,405	16,822,245
Classified board	112,948,723	64,269,192	921,664	16,823,823
Environmental reporting	13,306,388	160,157,895	4,685,832	16,813,287

Item 5. Other Information                      not applicable

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

12.	Statement regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

     Reports on Form 8-K

The registrant filed reports on Form 8-K dated April 15, April 21, May 19, June 13, and July 15, 2003, reporting information under Item 9, Regulation FD Disclosure, and April 25 and July 25, 2003, reporting information under Item 12, Results of Operations and Financial Condition.

EXHIBITS INDEX

Exhibits:

12.	Statement regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)