Form 10-Q
period 2003-09-28
WEYERHAEUSER CO
filed 2003-11-10
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine weeks ended September 28, 2003, or

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

Yes      ☒      No      ☐

The number of shares outstanding of the registrant’s class of common stock, as of October 31, 2003, was 219,813,709 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing
For the thirty-nine weeks ended September 28, 2003

Page No.

Part I	Financial Information

Item 1.	Financial Statements
	Consolidated Statement of Earnings	3
	Consolidated Balance Sheet	4-5
	Consolidated Statement of Cash Flows	6-7
	Notes to Financial Statements	8-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II	Other Information

Item 1.	Legal Proceedings	35
Item 2.	Changes in Securities	(not applicable)
Item 3.	Defaults upon Senior Securities	(not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders	(not applicable)
Item 5.	Other Information	(not applicable)
Item 6.	Exhibits and Reports on Form 8-K	35

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 29, 2002. Though not examined by independent public auditors, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine-week period ended September 28, 2003, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

	By	/s/ Steven J. Hillyard Steven J. Hillyard Duly Authorized Officer and Principal Accounting Officer

November 10, 2003

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
 For the periods ended September 28, 2003 and September 29, 2002
(Dollar amounts in millions except per-share data)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Net sales and revenues:
Weyerhaeuser	$4,650	$4,422	$13,317	$12,518
Real estate and related assets	534	468	1,411	1,285

Total net sales and revenues	5,184	4,890	14,728	13,803

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,598	3,576	10,531	9,926
Depreciation, amortization and fee stumpage	320	304	954	879
Selling expenses	117	116	335	335
General and administrative expenses	249	201	712	618
Research and development expenses	10	11	34	36
Taxes other than payroll and income taxes	45	48	140	139
Charges for integration and restructuring (Note 12)	24	17	78	42
Charges for closure of facilities (Note 13)	48	—	82	55
Other operating costs, net (Note 14)	16	19	(152)	(4)

	4,427	4,292	12,714	12,026

Real estate and related assets:
Costs and operating expenses	406	359	1,052	967
Depreciation and amortization	3	1	8	4
Selling expenses	27	23	76	68
General and administrative expenses	15	14	43	35
Taxes other than payroll and income taxes	—	1	2	3
Other operating costs, net	2	6	(5)	—

	453	404	1,176	1,077

Total costs and expenses	4,880	4,696	13,890	13,103

Operating income	304	194	838	700
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(200)	(214)	(613)	(614)
Less interest capitalized	3	16	14	36
Equity in income (loss) of affiliates (Note 6)	(3)	(6)	(5)	(12)
Interest income and other	3	9	15	20
Real estate and related assets:
Interest expense incurred	(13)	(12)	(40)	(38)
Less interest capitalized	13	12	40	38
Equity in income of unconsolidated entities (Note 6)	11	10	23	22
Interest income and other	6	11	25	25

Earnings before income taxes and cumulative effect of a change in accounting principle	124	20	297	177
Income taxes	(42)	(7)	(101)	(62)

Earnings before cumulative effect of a change in accounting principle	82	13	196	115
Cumulative effect of a change in accounting principle, net (Note 2)	—	—	(11)	—

Net earnings	$82	$13	$185	$115

Basic and diluted net earnings per share (Note 4):
Before cumulative effect of a change in accounting principle	$0.37	$0.06	$0.88	$0.52
Cumulative effect of a change in accounting principle, net (Note 2)	—	—	(0.05)	—

Net earnings	$0.37	$0.06	$0.83	$0.52

Dividends paid per share	$0.40	$0.40	$1.20	$1.20

See accompanying notes to financial statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
 September 28, 2003 and December 29, 2002
(Dollar amounts in millions)
(Unaudited)

	Sept. 28,	Dec. 29,
	2003	2002

Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$57	$115
Receivables, less allowances	1,661	1,413
Inventories (Note 8)	1,959	1,941
Prepaid expenses	436	419

Total current assets	4,113	3,888
Property and equipment	12,235	12,278
Construction in progress	514	687
Timber and timberlands at cost, less fee stumpage charged to disposals	4,440	4,402
Investments in and advances to equity affiliates (Note 6)	560	578
Goodwill (Note 7)	3,221	3,131
Deferred pension and other assets	1,300	1,285

	26,383	26,249

Real estate and related assets
Cash and cash equivalents	25	7
Receivables, less discounts and allowances	67	70
Real estate in process of development and for sale	793	696
Land being processed for development	944	962
Investments in unconsolidated entities, less reserves (Note 6)	56	28
Other assets	179	207

	2,064	1,970

Total assets	$28,447	$28,219

See accompanying notes to financial statements.

	Sept. 28,	Dec. 29,
	2003	2002

Liabilities and shareholders’ interest
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 10)	$155	$2
Current maturities of long-term debt (Note 10)	92	786
Accounts payable	975	983
Accrued liabilities (Note 9)	1,214	1,223

Total current liabilities	2,436	2,994
Long-term debt (Note 10)	12,120	11,907
Deferred income taxes	4,139	4,056
Deferred pension, other postretirement benefits and other liabilities	1,493	1,290
Commitments and contingencies (Note 11)

	20,188	20,247

Real estate and related assets
Notes payable and commercial paper (Note 10)	100	63
Long-term debt (Note 10)	762	814
Other liabilities	476	472
Commitments and contingencies (Note 11)

	1,338	1,349

Total liabilities	21,526	21,596

Shareholders’ interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 219,769,834 and 218,950,302 shares	275	274
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,296,596 and 2,302,873 shares	156	156
Other capital	2,913	2,875
Retained earnings	3,659	3,740
Cumulative other comprehensive loss	(82)	(422)

Total shareholders’ interest	6,921	6,623

Total liabilities and shareholders’ interest	$28,447	$28,219

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
 For the thirty-nine-week periods ended September 28, 2003 and September 29, 2002
(Dollar amounts in millions)
(Unaudited)

	Consolidated

	Sept. 28,	Sept. 29,
	2003	2002

Cash flows from operations:
Net earnings (loss)	$185	$115
Noncash charges (credits):
Depreciation, amortization and fee stumpage	962	883
Deferred income taxes, net	57	33
Pension and other postretirement benefits	109	(64)
Equity in (income) loss of affiliates and unconsolidated entities	(18)	(10)
Countervailing duties and anti-dumping penalties (Note 11)	—	(47)
Charges for antitrust litigation and settlement (Note 11)	102	—
Cemwood insurance settlement recovery (Note 14)	(25)	—
Charges for impairment of long-lived assets (Notes 13 and 14)	73	43
Loss on early extinguishment of debt (Note 10)	—	35
Cumulative effect of a change in accounting principle (Note 2)	17	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(193)	(158)
Inventories, real estate and land	40	(71)
Prepaid expenses	(20)	(57)
Accounts payable and accrued liabilities	(110)	(30)
(Gain) loss on disposition of assets	(132)	2
Other	(131)	(15)

Net cash from operations	916	659

Cash flows from investing activities:
Property and equipment	(458)	(684)
Timberlands reforestation	(25)	(26)
Acquisition of timberlands	(101)	(47)
Acquisition of businesses and facilities, net of cash acquired	(8)	(6,119)
Net distributions from (investments in) equity affiliates	(20)	38
Proceeds from sale of:
Property and equipment	87	43
Western Washington timberlands (Note 15)	151	—
Mortgage-related financial instruments	1	35
Intercompany advances	—	—
Other	(8)	(5)

Net cash from investing activities	(381)	(6,765)

Cash flows from financing activities:
Issuances of debt	13	13,417
Revolving credit facilities, notes and commercial paper borrowings, net	468	(276)
Cash dividends	(266)	(265)
Intercompany cash dividends and return of capital	—	—
Payments on debt	(829)	(6,903)
Exercise of stock options	39	67
Other	—	(8)

Net cash from financing activities	(575)	6,032

Net change in cash and cash equivalents	(40)	(74)
Cash and cash equivalents at beginning of period	122	204

Cash and cash equivalents at end of period	$82	$130

Cash paid (received) during the period for:
Interest, net of amount capitalized	$702	$539

Income taxes	$20	$32

See accompanying notes to financial statements.

Weyerhaeuser		Real Estate and Related Assets

Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
2003	2002	2003	2002

$16	$(51)	$169	$166

954	879	8	4
42	25	15	8
107	(63)	2	(1)
5	12	(23)	(22)
—	(47)	—	—
102	—	—	—
(25)	—	—	—
73	43	—	—
—	35	—	—
17	—	—	—

(197)	(161)	4	3
69	(12)	(29)	(59)
(29)	(52)	9	(5)
(85)	(54)	(25)	24
(124)	3	(8)	(1)
(97)	—	(34)	(15)

828	557	88	102

(446)	(683)	(12)	(1)
(25)	(26)	—	—
(101)	(47)	—	—
(8)	(6,119)	—	—
(4)	(9)	(16)	47

47	43	40	—
151	—	—	—
—	—	1	35
22	54	(22)	(54)
(7)	(2)	(1)	(3)

(371)	(6,789)	(10)	24

13	13,127	—	290
432	2	36	(278)
(266)	(265)	—	—
41	75	(41)	(75)
(774)	(6,849)	(55)	(54)
39	67	—	—
—	(8)	—	—

(515)	6,149	(60)	(117)

(58)	(83)	18	9
115	202	7	2

$57	$119	$25	$11

$702	$538	$—	$1

$(96)	$(50)	$116	$82

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
 For the thirty-nine-week periods ended September 28, 2003 and September 29, 2002
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

Note 2:     New Accounting Pronouncements

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of adopting the accounting principle, after a tax benefit of $6 million, was a charge of $11 million, or 5 cents per share. The effect on results reported for the thirty-nine-week period ended September 29, 2002, would not have been material had the provisions of Statement 143 been in place during the comparable period.

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

The Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, in January 2003. The Interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of the Interpretation applied immediately to variable interest entities created, and to variable interest entities in which the company obtained an interest, after January 31, 2003. Financial Accounting Standards Board Staff Position No. 46-6 delayed the required adoption date of the consolidation provisions of Interpretation No. 46 to the end of 2003 for variable interest entities in which the company acquired its interest prior to February 1, 2003. The Financial Accounting Standards Board continues to issue guidance to help preparers understand how Interpretation No. 46 should be applied. For example, the Financial Accounting Standards Board released an exposure draft on October 31, 2003, that would modify Interpretation No. 46 to address certain technical corrections and implementation issues. Implementation of Interpretation No. 46 has not had a material effect on the company’s financial position, results of operations, or cash flows to date. The company’s analysis is not complete, however, and the company has not fully adopted the provisions of the Interpretation. Given that guidance on how to apply Interpretation No. 46 is still being developed and that the company is not able to obtain all of the information from third parties necessary to complete its analysis, the company is not able to estimate at this time the effect that Interpretation No. 46 will have on its financial position, results of operations, or cash flows when the Interpretation is fully adopted. The company’s remaining analysis includes approximately 35 individual transactions in which the company’s real estate development subsidiaries have made deposits of approximately $50 million to acquire single-family lots. The total amount that would be paid under these lot purchase contracts, if fully exercised, is approximately $300 million.

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

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net earnings as reported	$82	$13	$185	$115
Less total stock-based employee compensation (expense) income determined under fair-value-based method for all awards, net of related tax effects	1	—	(24)	(27)

Pro forma net earnings	$83	$13	$161	$88

Earnings per share:
Basic and diluted—as reported	$0.37	$0.06	$0.83	$0.52
Basic and diluted—pro forma	$0.37	$0.06	$0.72	$0.40

Note 4:     Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings per share is based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the period.

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Weighted average shares outstanding (thousands):
Basic	221,610	221,251	221,408	220,818
Dilutive effect of stock options	883	372	277	829

Diluted	222,493	221,623	221,685	221,647

Options to purchase 4,042,793 shares and 4,792,302 shares were excluded from the computation of diluted earnings per share for the thirteen weeks ended September 28, 2003 and September 29, 2002, respectively, and 10,021,253 shares and 4,072,629 shares were excluded from the computation of diluted earnings per share for the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively, because the option exercise prices were greater than the average market prices of common shares during those periods.

Note 5:     Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net earnings	$82	$13	$185	$115
Other comprehensive income (expense):
Foreign currency translation adjustments	(9)	(80)	343	13
Unrealized gains on available for sale securities	1	—	1	—
Net derivative losses on cash flow hedges	(6)	(1)	(5)	(1)
Reclassification of losses	1	—	1	—

Comprehensive income (loss)	$69	$(68)	$525	$127

Note 6:     Equity Affiliates

Weyerhaeuser

Weyerhaeuser’s investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method. Weyerhaeuser’s significant equity affiliates as of September 28, 2003, are:

•	ForestExpress, LLC — A 33 percent owned joint venture formed to develop and operate a global, web-enabled, business-to-business marketplace for the forest products industry. Other equity members include Boise Cascade Corporation, Georgia-Pacific Corporation, International Paper, MeadWestvaco and Morgan Stanley.

•	Jasmine Forests, LLC — A qualifying special purpose entity formed in 2002 to monetize the seller note received as part of the consideration for the sale of 115,000 acres of timberlands in western Washington.

•	Jewel Forests, LLC — A qualifying special purpose entity formed in 2003 to monetize the seller note received as part of the consideration for the sale of 100,000 acres of timberlands in western Washington.

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing specialized investment management services to institutional and individual investors.

•	Nelson Forests Joint Venture — An investment in which the company owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. The partnership’s primary focus is in pine forests in the Southern Hemisphere.

•	SCA Weyerhaeuser Packaging Holding Company Asia Ltd. — A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Two facilities are in operation in China.

•	Southern Cone Timber Investors Limited — A 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is on plantation forests in the Southern Hemisphere.

•	Wapawekka Lumber LP — A 51 percent owned limited partnership in Saskatchewan, Canada, that operates a sawmill. Substantive participating rights by the minority partner preclude the consolidation of this partnership by Weyerhaeuser.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, is as follows:

			Sept. 28,	Dec. 29,
Dollar amounts in millions			2003	2002

Current assets			$181	$186
Noncurrent assets			1,447	1,309
Current liabilities			141	125
Noncurrent liabilities			570	424

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$177	$138	$464	$434
Operating income (loss)	4	(17)	12	(24)
Net income (loss)	—	(26)	6	(35)

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

Financial information for unconsolidated entities, which are accounted for by the equity method, is as follows:

			Sept. 28,	Dec. 29,
Dollar amounts in millions			2003	2002

Current assets			$22	$8
Noncurrent assets			431	257
Current liabilities			134	11
Noncurrent liabilities			142	186

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$56	$14	$86	$41
Operating income	24	7	39	26
Net income	20	1	29	15

Note 7:     Goodwill

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 28, 2003, are as follows:

				Containerboard,
		Wood	Pulp	Packaging and	Corporate
	Timberlands	Products	and Paper	Recycling	and Other	Total

Balance as of December 29, 2002	$230	$799	$860	$1,242	$—	$3,131
Goodwill transferred from Timberlands to Corporate and Other (Note 16)	(12)	—	—	—	12	—
Goodwill transferred from investments in and advances to equity affiliates	—	—	—	34	—	34
Impairment of goodwill	—	(3)	—	—	—	(3)
Effect of foreign currency translation and other adjustments	16	36	(1)	4	4	59

Balance as of Sept. 28, 2003	$234	$832	$859	$1,280	$16	$3,221

The company acquired the remaining 50 percent interest in Wilton Connor LLC at the beginning of 2003 for cash paid of $4 million and the payment of Wilton Connor debt of $4 million. Goodwill of $34 million associated with the company’s purchase of its initial 50 percent interest in 1998 was reclassified from investments in and advances to equity affiliates to goodwill.

Note 8:     Inventories

	Sept. 28,	Dec. 29,
Dollar amounts in millions	2003	2002

Logs and chips	$153	$177
Lumber, plywood, panels and engineered lumber	404	456
Pulp and paper	385	351
Containerboard and packaging	249	282
Other products	249	202
Materials and supplies	519	473

	$1,959	$1,941

Note 9:     Accrued Liabilities

	Sept. 28,	Dec. 29,
Dollar amounts in millions	2003	2002

Payroll — wages and salaries, incentive awards, retirement and vacation pay	$553	$505
Taxes — Social Security and real and personal property	87	70
Current portion of product liability reserves	33	47
Interest	126	229
Other	415	372

	$1,214	$1,223

Note 10:     Debt

Weyerhaeuser Company had short-term bank credit lines of $1.3 billion under a 364-day revolving facility at December 29, 2002. The 364-day revolving line of credit was renewed during the thirty-nine weeks ended September 28, 2003, in the amount of $1.2 billion and expires in March 2004. Both Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) can borrow against this facility. WRECO can borrow up to $600 million under the $1.2 billion facility.

In addition, Weyerhaeuser Company has a revolving credit facility agreement entered into with a group of banks that expires in March 2007 and that provides for borrowings up to a total amount of $1.3 billion, all of which is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

Of the total committed bank facilities of $2.5 billion, $1.6 billion was available as of September 28, 2003, for incremental borrowings.

In February 2002, the company issued bridge financing in connection with its acquisition of Willamette Industries, Inc. (Willamette). Fees related to the commitments on financing that had been secured for the acquisition were recorded as deferred finance costs. In March 2002, the company replaced the bridge financing with $5.5 billion of notes payable. The $35 million unamortized portion of the deferred costs associated with the bridge financing was written off and is classified in interest expense incurred in the statement of earnings for the thirty-nine weeks ended September 29, 2002.

Refer to Liquidity and Capital Resources, Financing, within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of changes in debt balances.

Note 11:     Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002 and the settlement is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. The company incurred claims and related costs in the amount of $4 million and $3 million in the third quarter of 2003 and 2002, respectively, and charged these costs against the reserve. As of September 28, 2003, the company had approximately $86 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

	Thirty-nine weeks	Fifty-two weeks	Fifty-two weeks
	ended	ended	ended
	Sept. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Number of claims filed during the period	2,548	2,995	6,480
Number of claims resolved	2,895	4,690	2,580
Number of claims unresolved at end of period	1,898	2,245	3,940
Number of damage awards paid	1,268	1,830	400
Average damage award paid	$3,043	$1,900	$1,700

The company negotiated settlements with its insurance carriers for recovery of $52 million of costs related to these claims. The company has received the full $52 million in recoveries from its insurance carriers.

At the end of the third quarter of 2003, the company is a defendant in state trial court in three cases that are outside of the settlement involving primarily multi-family structures and residential developments. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict has been appealed and is not included in the three cases mentioned at the state court level.

Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. No specific damage amounts have been claimed. In September 2001, the district court certified both classes. Class certification was upheld on appeal and class members were given until June 9, 2003 to opt out of the class. Approximately 165 members of the classes have opted out and filed lawsuits against the company. In September 2003, the company, Georgia Pacific and International Paper filed a motion with the court requesting preliminary approval of a $68 million settlement of the class action litigation. Weyerhaeuser’s portion was approximately $23 million before taxes. The company recognized an after-tax charge of $15 million, or 7 cents per share, in the third quarter of 2003. The court granted preliminary approval and will schedule a hearing, which management believes will be held in November 2003, for final approval of the settlement. The company has not recorded a reserve for the opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon alleging that from 1996 to present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In August 2001, the complaint was amended to add an additional plaintiff. Prior to trial, one of the plaintiffs withdrew from the litigation. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million which was automatically trebled to $79 million under the antitrust laws. The company took a pre-tax charge of $79 million in its first quarter 2003 results. The company’s motion for a judgment notwithstanding the verdict was denied in July 2003. The company has appealed the matter to the United States Court of Appeals for the Ninth Circuit. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In April 2003, two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. In June 2003, amended complaints were filed in both matters. The first suit was brought by four separate corporations located in Oregon and Washington who allege that between 1999 to the present they suffered damages and asked the court to award treble damages of $101 million. Plaintiffs’ request for a temporary restraining order prohibiting the company from certain alder log buying practices was denied by the court. The complaint also requests divestiture of a number of alder sawmills in Oregon, Washington and British Columbia. In July 2003, the company filed a motion to dismiss based on the insufficiencies in the pleadings. The judge directed the plaintiffs to correct deficiencies in the pleadings but refused to dismiss the case. The company renewed its motion to dismiss after review of the amended complaint. On November 6, 2003, the court granted the company’s motion to dismiss the amended complaint because it failed to state a claim under the federal antitrust laws. The judge gave the plaintiffs five business days to file a new complaint if they are able to correct the deficiencies in the amended complaint. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. The suit alleges that the company’s practices caused Coast Mountain to be in a financially weak position so that it would sell its assets for less than their true value. In September 2003, an amended complaint was received requesting treble damages in the amount of $540 million and damages of $280 million for fraud and breach of fiduciary duty. Request for divestiture of the company’s Northwest Hardwoods Division, a portion of its alder sawmills in British Columbia, Oregon and Washington and certain forest licenses acquired in Canada have been dropped from the complaint. The company has filed a motion to dismiss on the basis that the case should be heard in Canada rather than the United States because it involves an acquisition approved by Canadian regulatory bodies. The plaintiff then sought leave to amend the complaint. The motion to dismiss was denied in October 2003. The company disagrees with the assertions that have been made and plans to vigorously defend the case. The company has not recorded a reserve related to these two lawsuits and is unable to estimate at this time the amount of charges, if any, that may be required for these lawsuits in the future.

In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleges monopolization of the alder log and lumber markets from 1998 to present and requests $32 million after trebled damages. The company filed a motion to dismiss based on insufficiencies in the pleadings. On November 6, 2003, the court granted the company’s motion to dismiss the amended complaint because it failed to state a claim under the federal antitrust laws. The judge gave the plaintiff five business days to file a new complaint if they are able to correct the deficiencies in the amended complaint. The argument will be held in November 2003 at the same time as the motion to dismiss the alder antitrust case filed in April for insufficiencies in the pleadings. The company has not recorded a reserve related to this lawsuit and is unable to estimate at this time the amount of charges, if any, that may be required for this lawsuit in the future.

Paragon Trade Brands, Inc., Litigation. In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon) bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. In June 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. In October 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. In November 2002, the company filed a motion for reconsideration with the Bankruptcy Court. In June 2003, the judge issued an oral ruling denying the motion for reconsideration and set an October 30, 2003 trial date for determination of the damages. In September 2003, the U.S. District Court declined to grant discretionary review of the bankruptcy court’s partial summary judgment decision on liability. The damages phase of the case began on October 30, 2003. The trial has not yet ended and will be continued on a date to be determined by the court. The damages requested by the plaintiff have changed. In October 1999, the plaintiff was seeking damages in excess of $420 million. In the opening statement in the damages trial, plaintiffs requested damages in the range of $600 to $800 million, primarily as a result of a new request for pre-judgment interest. The company believes the plaintiff is not entitled to pre-judgment interest under applicable law. The amount of damages, if any, the company may ultimately be exposed to is dependent on many unknown factors such as how the damages issues remaining to be decided by the bankruptcy court are resolved; whether an appeal to the U.S. District Court and/or Court of Appeals for the 11th Circuit is successful; the outcome of any retrial ordered by an appellate court; and whether a summary judgment in favor of the company on liability is ordered by an appellate court. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future. The company plans to appeal the partial summary judgment decision on liability and any damages award on completion of the damages phase of the trial.

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. As a result, the company has made cash deposits relating to the CVD and anti-dumping actions at the rate of approximately $25 to $30 million a quarter. Following is a summary of the CVD and anti-dumping amounts recorded in the company’s statement of earnings:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Charges	$25	$31	$75	$51
Reversals of 2001 charges for estimated duties	—	—	—	(47)
Reversals of 2002 charges for estimated duties	—	—	—	(13)

	$25	$31	$75	$(9)

In June 2003, the Department began the process of an annual review to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping duty and CVD to impose. It is expected that final verification and the report should be complete in the first part of 2004. The annual review process will be conducted for a period of five years. In 2007, both the countervailing duty and anti-dumping orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping will continue or a countervailing subsidy is likely to recur.

The company and other Canadian companies appealed under the North American Free Trade Agreement (NAFTA). The panel convened to review the Department’s findings on anti-dumping ruled that the Department must change its methodology for computing differences in merchandise when there is no product sold domestically that is similar to the exported product and, as a result, “comparable” products are used to calculate whether dumping is occurring. The panel convened to review the CVD decision ruled that cross-border comparisons are an invalid method to determine and measure subsidies. Finally, the panel convened to review the ITC finding of a threat of injury found that the ITC’s findings were not supported by the record and ordered the ITC to reconsider the findings. If the ITC fails to support its findings of threat of injury, the deposits collected to date would be refunded.

With the support of provincial governments, the federal government of Canada also moved for appellate review by panels under the World Trade Organization (WTO) and those reviews are currently in process. One WTO panel has also issued an opinion finding that cross-border comparisons to determine and measure subsidies are not proper. In addition, the WTO appeals body has affirmed a panel ruling against the United States that the so-called “Byrd Amendment,” which gives U.S. firms cash from anti-dumping and countervailing duties applied on foreign imports, is inconsistent with U.S. international obligations. The U.S. administration has recommended that the law be changed to comply with that ruling, but whether or when Congress will implement that recommendation is uncertain.

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

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company has established reserves for remediation costs on all of the approximately 73 active sites across its operations totaling $54 million as of the end of the third quarter of 2003 and at the end of 2002. The reserve levels reflect the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $14 million in the first thirty-nine weeks of 2003 and $2 million in the first thirty-nine weeks of 2002. The company incurred remediation costs of $5 million and $6 million in the first thirty-nine weeks of 2003 and 2002, respectively, and charged these costs against the reserve. Additionally, as discussed in Note 2, the company adopted the provisions of Statement 143 in the first quarter of 2003. Because the asset retirement obligations associated with landfills are accounted for separately, the company reduced its remediation cost accrual $9 million as of the date that it adopted the provisions of Statement 143. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $80 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser Company has guaranteed approximately $66 million of debt of unconsolidated entities and other parties, which includes the guarantee of $25 million of debt that has been legally defeased. In connection with the defeasance, Weyerhaeuser Company would be required to pay under the guarantee if the U.S. government securities set aside in an escrow account are insufficient to pay off the debt in 2005. The value of the assets in the escrow account as of September 2003 is approximately $30 million. With respect to the other guarantees, approximately $31 million expire in 2004, $6 million expire in 2005, $2 million expire in 2006, and the remaining guarantees expire in 2007. As of September 28, 2003, Weyerhaeuser accrued liabilities include obligations of approximately $3 million recorded in connection with these guarantees.

Weyerhaeuser Real Estate Company (WRECO) has guaranteed approximately $2 million of debt of another party, performance under an operating lease with future lease payments of approximately $27 million, and $54 million of mortgages sold with recourse. Approximately $27 million of the mortgages matured in October 2003. In each case, WRECO would be required to perform if the obligor were to default. The debt guarantee expires in periods through 2017 and the lease guarantees expire in 2041. The mortgage guarantees expire as the underlying loans mature through 2019.

Warranties

WRECO provides warranties on home sales closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The amount accrued was approximately $7 million at September 28, 2003, and December 29, 2002.

Note 12:	Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for the integration of Willamette and Weyerhaeuser’s overall cost-reduction efforts:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Change-in-control agreements	$9	$11	$29	$25
Severance and outplacement costs	14	3	34	7
Professional services	1	6	5	6
Other	—	(3)	10	4

	$24	$17	$78	$42

As of September 28, 2003, Weyerhaeuser accrued liabilities include approximately $15 million of severance accruals related to integration charges recognized from 2002 through September 28, 2003, which are associated with the termination of the employment of approximately 350 employees.

Note 13:	Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Impairments of long-lived assets	$39	$—	$57	$43
Severance and outplacement costs	7	—	19	8
Other closure costs	2	—	6	4

	$48	$—	$82	$55

During 2003, Weyerhaeuser recognized closure costs in connection with the announced closures of five Wood Products facilities, one fine paper machine, one containerboard mill and two packaging plants. Activities associated with the 2003 closures are expected to be completed by December 2004 and Weyerhaeuser does not expect to incur any additional material charges related to these closures.

The charge recognized during the thirty-nine weeks ended September 29, 2002, is associated with the closures of an oriented strand board facility and six packaging facilities.

Changes in accrued severance during the thirty-nine weeks ended September 28, 2003, were as follows:

Dollar amounts in millions

Accrued severance as of December 29, 2002	$23
Costs incurred and charged to expense	19
Payments	(23)
Other adjustments	(2)

Accrued severance as of September 28, 2003	$17

Note 14:	Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, includes the following pretax charges (credits):

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Gain on sale of western Washington timberlands (Note 15)	$—	$—	$(144)	$—
Asset impairment charge on pending facility sale	—	—	16	—
Charge for alder antitrust case (Note 11)	—	—	79	—
Charge for linerboard antitrust settlement (Note 11)	23	—	23	—
Cemwood insurance settlement recovery	—	—	(25)	—
Foreign exchange transaction gains (losses)	4	16	(78)	(19)
Other, net	(11)	3	(23)	15

	$16	$19	$(152)	$(4)

In 1999, American Cemwood Corporation (Cemwood), a subsidiary of MacMillan Bloedel Limited, which had been acquired by the company, settled a class action suit involving claims alleging the failure of its cement fiber roofing products. The settlement provided an opportunity for the company to recover a portion of the settlement amount, depending on the outcome of a lawsuit filed by the class against Cemwood’s insurance companies. As a result of a settlement with the insurance companies, Weyerhaeuser recognized a net pretax benefit of $25 million in the second quarter of 2003. The company has an unresolved claim outstanding against a reinsurer.

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

In addition, Weyerhaeuser recognized a gain of $15 million after taxes during the thirty-nine weeks ended September 28, 2003 when a contingency lapsed on a portion of the 115,000 acres of western Washington timberlands that was sold in December 2002.

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

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Sales to and revenues from unaffiliated customers:
Timberlands	$230	$211	$691	$577
Wood Products	2,252	1,957	6,080	5,805
Pulp and Paper	958	967	2,914	2,690
Containerboard, Packaging and Recycling	1,090	1,127	3,280	3,156
Real Estate and Related Assets	534	468	1,411	1,285
Corporate and Other	120	160	352	290

	5,184	4,890	14,728	13,803

Intersegment sales:
Timberlands	218	249	706	767
Wood Products	92	68	223	171
Pulp and Paper	42	25	134	85
Containerboard, Packaging and Recycling	12	30	39	43
Corporate and Other	4	3	10	7

	368	375	1,112	1,073

Total sales and revenues	5,552	5,265	15,840	14,876
Intersegment eliminations	(368)	(375)	(1,112)	(1,073)

	$5,184	$4,890	$14,728	$13,803

Contribution (charge) to earnings:
Timberlands	$143	$133	$592	$402
Wood Products	151	(18)	(52)	55
Pulp and Paper	(18)	10	(15)	(4)
Containerboard, Packaging and Recycling	42	88	230	221
Real Estate and Related Assets	97	85	283	255
Corporate and Other	(94)	(80)	(142)	(174)

	321	218	896	755
Interest expense	(200)	(214)	(613)	(614)
Less capitalized interest	3	16	14	36

Earnings before income taxes and cumulative effect of a change in accounting principle	124	20	297	177
Income taxes	(42)	(7)	(101)	(62)

Earnings before cumulative effect of a change in accounting principle	82	13	196	115
Cumulative effect of a change in accounting principle, net	—	—	(11)	—

Net earnings	$82	$13	$185	$115

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “will,” “expects,” “may,” “should,” “approximately,” “anticipates,” “indicates,” “plans,” and “estimates,” and the negative or other variations of those terms with comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with litigation reserves, the expected contribution to earnings in the fourth quarter of 2003 of the company’s business segments, anticipated pricing and demand in certain of the company’s markets, expected repayment of company debt and return to historic debt ratios, anticipated capital expenditures, the effect of pending litigation on the company’s financial position, liquidity or results of operations, projected effects of reduction in returns and assumed discount rates on pension expense, expected contributions to pension plans, the anticipated impact of the Canadian Species at Risk Act and similar matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	The effect of general economic conditions, including the level of interest rates and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various business segments;

•	Energy prices;

•	Performance of the company’s manufacturing operations;

•	Successful execution of internal performance plans;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations;

•	Risk of loss from fires, floods and other natural disasters;

•	Legal proceedings; and

•	Performance of pension fund investments.

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

Consolidated Results

Consolidated net sales and earnings were:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions, except per-share data	2003	2002	2003	2002

Net sales and revenues	$5,184	$4,890	$14,728	$13,803
Operating income	304	194	838	700
Net earnings	82	13	185	115
Net earnings per share, basic and diluted	0.37	0.06	0.83	0.52

Net sales and revenues increased $294 million, or 6 percent, in the third quarter of 2003 as compared to the third quarter of 2002. Net sales and revenues increased $925 million, or 7 percent, in the first three quarters of 2003 as compared to the same period in 2002. Results for the first thirty-nine weeks of 2002 include sales made by the former Willamette facilities after February 11, 2002, while results for 2003 include such sales for the entire period. The factors that affected net sales and revenues are discussed below in the segment analyses.

Items that Affected Results

A summary of items that affected the quarterly and year-to-date comparisons of operating income and net earnings follows:

	Operating income			Net earnings

	Thirteen weeks ended			Thirteen weeks ended

	Sept. 28,	Sept. 29,		Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	Change	2003	2002	Change

(Charge) benefit:
Pension and other postretirement benefits	$(30)	$ 24	$(54)	$(20)	$ 16	$(36)
Linerboard antitrust settlement	(23)	—	(23)	(15)	—	(15)
Plymouth business interruption costs	—	(30)	30	—	(20)	20
Foreign exchange losses	(4)	(16)	12	(3)	(10)	7
Integration and restructuring	(24)	(17)	(7)	(16)	(11)	(5)
Facility closures	(48)	—	(48)	(32)	—	(32)

	Operating income			Net earnings

	Thirty-nine weeks ended			Thirty-nine weeks ended

	Sept. 28,	Sept. 29,		Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	Change	2003	2002	Change

(Charge) benefit:
Gain on timberland sales	$144	$—	$144	$95	$—	$95
Pension and other postretirement benefits	(109)	64	(173)	(72)	42	(114)
Alder antitrust case	(79)	—	(79)	(52)	—	(52)
Linerboard antitrust settlement	(23)	—	(23)	(15)	—	(15)
Cemwood insurance settlement	25	—	25	7	—	7
Plymouth business interruption costs	—	(52)	52	—	(34)	34
Countervailing duty accrual reversal	—	47	(47)	—	31	(31)
Foreign exchange gains	78	19	59	51	12	39
Integration and restructuring	(78)	(42)	(36)	(51)	(27)	(24)
Facility closures or impending sales	(98)	(55)	(43)	(65)	(36)	(29)
Write off of debt costs	—	—	—	—	(23)	23
Change in accounting principle	—	—	—	(11)	—	(11)

These and other factors that affected the quarterly and year-to-date comparison of operating income and net earnings are discussed below in the segment analyses.

Timberlands

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$230	$211	$691	$577
Contribution to earnings	143	133	592	402

Third party sales volume for Timberlands raw materials and log production volume for the thirteen and thirty-nine week periods ended September 28, 2003, and September 29, 2002, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Volumes in millions	2003	2002	2003	2002

Raw materials third party sales volume — cubic feet	102	91	308	260
Log production volume — cubic feet	147	164	481	508

Net sales and revenues increased $19 million, or 9 percent, for the thirteen-week period ended September 28, 2003, compared to the same period in 2002. Volume of logs sold increased 10 million cubic feet, or 14 percent, for the thirteen weeks ended September 28, 2003, compared to the same period the prior year. Price realizations for logs, which includes freight and are net of normal sales deductions, decreased $7 per hundred cubic feet, or 3 percent.

Net sales and revenues increased $114 million, or 20 percent, in the first thirty-nine weeks of 2003 as compared to the first thirty-nine weeks of 2002. Weyerhaeuser’s domestic timberland holdings increased approximately 30 percent as a result of the Willamette acquisition. The results for the thirty-nine weeks of 2002 reflected sales of raw materials from the former Willamette timberlands only after February 11, 2002, while 2003 sales include a full period of sales from the former Willamette timberlands. Volume of logs sold increased 43 million cubic feet, or 21 percent, for the thirty-nine weeks ended September 28, 2003, compared to the same period in 2002. Price realizations for logs decreased $12 per hundred cubic feet, or 6 percent.

Contribution to earnings increased $10 million and $190 million for the thirteen and thirty-nine weeks ended September 28, 2003, respectively, compared to the same periods in 2002. In addition to the changes in sales and realizations discussed above, items that affected the quarter-to-quarter comparison of Timberlands’ contribution to earnings include the following:

•	Pretax gains from the dispositions of nonstrategic timberlands increased $8 million in the third quarter of 2003 compared to the third quarter of 2002.

•	Timberlands recognized zero net pension income or expense in the thirteen weeks ended September 28, 2003, as compared to pension income of $2 million in the thirteen weeks ended September 29, 2002.

Items that affected the year-to-date comparison of Timberlands’ contribution to earnings include the following:

•	Pretax gains on the disposition of nonstrategic timberlands increased $174 million, which includes a $144 million pretax gain on the sales of western Washington timberlands that was recognized in the second quarter of 2003.

•	Timberlands recognized zero net pension income or expense in the thirty-nine weeks ended September 28, 2003, as compared to pension income of $7 million in the thirty-nine weeks ended September 29, 2002.

The company expects that the Timberlands segment’s contribution to earnings in the fourth quarter of 2003, excluding previously announced timberlands sales in the Carolinas and Tennessee, will be lower than the third quarter of 2003 due primarily to lower southern fee harvest volume.

Wood Products

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$2,252	$1,957	$6,080	$5,805
Contribution (charge) to earnings	151	(18)	(52)	55

Net sales and revenues increased $295 million, or 15 percent, for the thirteen-week period ended September 28, 2003, compared to the same period in 2002. Price realizations discussed below include freight and are net of normal sales deductions. The significant changes in net sales and revenues included:

•	A $176 million increase in oriented strand board sales. Price realizations increased $154 per thousand square feet (3/8” basis), or 102 percent. Sales volume increased 1 percent.

•	A $33 million increase in plywood and veneer sales. Price realizations increased $60 per thousand square feet (3/8” basis), or 24 percent. Sales volume decreased 6 percent.

•	A $45 million increase in softwood lumber sales. Price realizations increased $30 per thousand board feet, or 8 percent. Sales volume decreased 64 million board feet, or 3 percent.

•	A $29 million increase in the sale of other products, primarily sold through Weyerhaeuser’s wholesale distribution outlets.

Net sales and revenues increased $275 million, or 5 percent, in the first thirty-nine weeks of 2003, compared to the first thirty-nine weeks of 2002. The 2003 results include sales made by former Willamette facilities for the full period, while 2002 results include sales made by the former Willamette facilities after February 11, 2002. The significant changes in net sales and revenues included:

•	A $251 million increase in oriented strand board sales. Price realizations increased $65 per thousand square feet (3/8” basis), or 42 percent. Shipments increased 203 million square feet (3/8” basis), or 6 percent.

•	A $120 million decrease in the sale of raw materials and by-products. Most of this decrease occurred in the company’s coastal British Columbia operations.

•	A $50 million increase in softwood lumber sales. Price realizations decreased $14 per thousand board feet, which was more than offset by an increase in volume sold of 389 million board feet, or 6 percent.

•	A $50 million increase in the sale of other products, primarily those sold through Weyerhaeuser’s wholesale distribution outlets.

•	A $28 million increase in plywood and veneer sales. Price realizations increased $13 per thousand square feet (3/8” basis), or 5 percent while sales volume remained constant.

Contribution (charge) to earnings for Wood Products was $151 million in the thirteen weeks ended September 28, 2003, compared to ($18) million in the thirteen weeks ended September 29, 2002. The year-to-date contribution (charge) to earnings was ($52) million for 2003 compared to $55 million for 2002. Prices for structural softwood lumber, plywood and oriented strand board responded positively in the third quarter to strong residential building and repair/remodel demand coupled with restricted supply. Price improvements for these three product lines contributed approximately $287 million of earnings improvement from third quarter 2002 to third quarter 2003. However, price increases for oriented strand board and veneer negatively affected earnings for the company’s engineered lumber products operations. Other items affecting the quarter-to-quarter comparison of Wood Products’ contribution (charge) to earnings were:

•	Countervailing (CVD) and anti-dumping duties and related costs were $25 million in the third quarter of 2003 compared to charges of $31 million in the third quarter of 2002.

•	Net pension expense was $4 million in the thirteen weeks ended September 28, 2003 compared to income of $14 million in the thirteen weeks ended September 29, 2002.

•	Wood Products recognized charges for integration, restructuring and the closure of facilities of $31 million in the third quarter of 2003 compared to zero in the third quarter of 2002.

•	The appreciation in the Canadian dollar had a negative impact on the segment’s net operating results.

Items that affected the year-to-date comparison of Wood Products’ contribution (charge) to earnings were:

•	Weyerhaeuser recognized a charge of $79 million against first quarter 2003 earnings as a result of an adverse verdict in the alder log antitrust case. See Note 11 of Notes to Financial Statements.

•	CVD and anti-dumping duties and related costs were $75 million in the first thirty-nine weeks of 2003, compared to a net credit of $9 million for the same period in 2002. The first and second quarters of 2002 included $47 million of reversals of CVD and anti-dumping duties accrued during 2001. See Note 11 of Notes to Financial Statements.

•	Net pension expense was $16 million in the thirty-nine weeks ended September 28, 2003, compared to income of $42 million in the comparable period in the prior year.

•	Wood Products recognized charges for integration, restructuring and the closure or impending sale of facilities of $84 million in the thirty-nine weeks ended September 28, 2003. This compares to charges of $18 million for the same period in 2002.

•	Results for the thirty-nine weeks ended September 28, 2003, include a gain of $8 million recognized in the first quarter on the sale of real estate related to one of the Wood Products distribution businesses.

Wood Products’ contribution to earnings for the fourth quarter of 2003 is expected to be lower than the third quarter due primarily to lower lumber and structural panel prices. The company expects the segment’s earnings to continue to be adversely affected by CVD and anti-dumping duties on softwood lumber that Weyerhaeuser produces in Canada and exports to the United States. These duties and related costs have been incurred at a rate of approximately $25 million per quarter during 2003. The company continues to analyze facilities in the Wood Products system for rationalization opportunities. In November 2003, the company announced the closure of its lumber mill at Grande Cache, Alberta. Fourth quarter results for the Wood Products segment will include a pretax charge of approximately $12 million related to this closure.

Third party sales and total production volumes for the major products in the Wood Products segment for the thirteen and thirty-nine week periods ended September 28, 2003, and September 29, 2002, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Third party sales volumes (millions)	2003	2002	2003	2002

Softwood lumber — board feet	2,298	2,362	6,858	6,469
Softwood plywood and veneer — square feet (3/8”)	744	792	2,230	2,231
Composite panels — square feet (3/4”)	313	95	908	848
Oriented strand board — square feet (3/8”)	1,129	1,117	3,360	3,157
Hardwood lumber — board feet	103	104	322	325
Raw materials — cubic feet	112	161	358	468

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Total production volumes (millions)	2003	2002	2003	2002

Softwood lumber — board feet	1,742	1,728	5,409	4,960
Softwood plywood and veneer — square feet (3/8”)	596	638	1,825	1,758
Composite panels — square feet (3/4”)	253	235	736	636
Oriented strand board — square feet (3/8”)	1,061	1,115	3,123	3,016
Hardwood lumber — board feet	103	107	313	302

Pulp and Paper

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$958	$967	$2,914	$2,690
Contribution (charge) to earnings	(18)	10	(15)	(4)

Net sales and revenues decreased $9 million, or 1 percent, for the thirteen-week period ended September 28, 2003, compared to the same period in 2002. Price realizations discussed below include freight and are net of normal sales deductions. The significant changes in net sales and revenues included:

•	A $33 million increase in pulp sales. Unit shipments increased approximately 71,000 tons, or 13 percent. However, price realizations decreased approximately $8 per ton, or 1 percent, in 2003, partially offsetting the increase in unit shipments.

•	A $60 million decrease in fine paper sales. Unit shipments were down approximately 42,000 tons, or 6 percent and price realizations decreased approximately $38 per ton, or 5 percent, for the thirteen weeks ended September 28, 2003, compared to the same period in 2002.

Net sales and revenues increased $224 million, or 8 percent, for the thirty-nine week period ended September 28, 2003, compared to the thirty-nine weeks ended September 29, 2002. The increase is primarily due to the fact that 2003 results include sales made by former Willamette facilities for the full period, while 2002 results include sales made by the former Willamette facilities only after February 11, 2002. The significant changes in net sales and revenues included:

•	An $86 million increase in pulp sales. Unit shipments increased approximately 109,000 tons, or 6 percent. Price realizations increased approximately $17 per ton, or 3 percent, in 2003, compared to the thirty-nine week period ended September 29, 2002.

•	A $103 million increase in fine paper sales. Unit shipments increased approximately 122,000 tons, or 6 percent. Price realizations increased approximately $4 per ton, or less than 1 percent, for the first thirty-nine weeks of 2003, as compared to the same period in 2002.

Charges to earnings were $18 million in the third quarter of 2003, as compared to contribution to earnings of $10 million in the same period of 2002. Charges to earnings were $15 million in the thirty-nine-week period ended September 28, 2003, compared to charges to earnings of $4 million in the comparable period of 2002. Changes in prices and shipment volumes, coupled with the following factors, affected the segment’s results:

•	Market-related downtime at the fine paper mills increased by 79,000 tons in the thirty-nine week period ended September 28, 2003, including an increase in downtime of 64,000 tons in the third quarter of 2003.

•	Business interruption costs of $52 million associated with a boiler outage at Plymouth, NC were incurred in the thirty-nine week period of 2002, including $30 million in the third quarter of 2002.

•	Integration, restructuring and plant closure charges of $25 million were recorded in the thirty-nine week period ended September 28, 2003, including $9 million in the third quarter of 2003. Integration, restructuring and plant closure charges were $1 million in the thirteen and thirty-nine week periods ended September 29, 2002.

•	Freight delivery costs for pulp increased $15 per metric ton in the thirty-nine week period ended September 28, 2003, compared to the same period in 2002, as export shipments increased significantly in 2003. For the thirteen-week period ended September 28, 2003, freight delivery costs increased $19 per metric ton compared to the same period in 2002, also due to an increase in export shipments during 2003.

•	The appreciation in the Canadian dollar had a negative impact on the segment’s net operating results.

•	Net pension expense was $2 million in the thirteen weeks ended September 28, 2003, compared to income of $5 million in the comparable prior year period. Net pension expense was $7 million in the thirty-nine week period ended September 28, 2003, compared to income of $16 million in the comparable prior year period.

•	Depreciation expense increased approximately $69 million in the thirty-nine week period ended September 28, 2003, as compared to the same period of 2002, including a $20 million increase in the third quarter of 2003, mostly due to inclusion of depreciation on the assets acquired from Willamette for the full period of 2003, capital additions and the finalization of the Willamette purchase accounting adjustment in the first quarter of 2003.

The company expects Pulp and Paper’s contribution to fourth quarter 2003 earnings to be lower than the third quarter primarily due to weak paper markets that will more than offset expected increases in pulp prices. Declining market demand for uncoated freesheet coupled with an increase in productivity at the company’s fine paper mills is causing the company to assess the need for further rationalization of its fine paper system.

Third party sales and total production volumes for major Pulp and Paper products follow:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Third party sales volumes (thousands)	2003	2002	2003	2002

Pulp — air-dry metric tons	632	561	1,851	1,742
Paper — tons	707	749	2,134	2,012
Coated groundwood — tons	64	55	180	152
Bleached board — tons	64	47	191	161
Paper converting — tons	478	499	1,452	1,362

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Total production volumes (thousands)	2003	2002	2003	2002

Pulp — air-dry metric tons	604	630	1,877	1,729
Paper — tons	706	704	2,175	1,881
Coated groundwood — tons	61	43	178	151
Bleached board — tons	72	31	196	161
Paper converting — tons	472	502	1,467	1,351

Containerboard, Packaging and Recycling

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$1,090	$1,127	$3,280	$3,156
Contribution to earnings	42	88	230	221

Net sales and revenues decreased $37 million, or 3 percent, in the thirteen weeks ended September 28, 2003, as compared to the thirteen weeks ended September 29, 2002. The decrease was primarily due to:

•	An $11 million decrease in packaging sales. Packaging price realizations, which include freight and are net of normal sales deductions, declined $0.66 per thousand square feet, or 1 percent, in the thirteen weeks ended September 28, 2003, compared to the same period in 2002. Declines were driven by the sluggish economy and competitive conditions in what has been a declining domestic market.

•	A $28 million decrease in containerboard sales. Containerboard shipments declined 69,000 tons, or 24 percent, compared to the same period in 2002 due to lower demand in both domestic and export markets.

Net sales and revenues increased $124 million, or 4 percent, in the thirty-nine weeks ended September 28, 2003, as compared to the thirty-nine weeks ended September 29, 2002. The increase is primarily due to the fact that the 2003 period includes sales by the former Willamette facilities for the full thirty-nine weeks, while the thirty-nine weeks ended September 29, 2002, include sales by the former Willamette facilities only after February 11, 2002. This increase was primarily evident in packaging where shipments increased approximately 2.0 billion square feet, or 4 percent, year-to-date in 2003 compared to the same period in 2002. Conversely, containerboard unit shipments declined 84,000 tons, or 11 percent, compared to the thirty-nine weeks ended September 29, 2002, as global economic conditions impacted demand. Price realizations for packaging and containerboard were stable with only slight declines over the same period in 2002.

Contribution to earnings decreased $46 million, or 52 percent, in the thirteen weeks ended September 28, 2003, and increased $9 million, or 4 percent, in the thirty-nine weeks ended September 28, 2003, compared to the same respective periods in 2002. In addition to the net price realization variances, the following factors affected the segment’s results:

•	Improvements in manufacturing costs due to facility closures, implementation of best practices and the effects of market downtime on production resulted in improvements to earnings of $31 million and $28 million for the thirteen and thirty-nine week periods ended September 28, 2003, respectively, over the same periods in 2002.

•	Raw material costs declined $22 million for the thirteen-week period ended September 28, 2003, compared to the same period in 2002. Old corrugated container (OCC) prices declined $36 per ton from the prior year while chip costs increased $8 per ton for the same period. Raw material costs increased $5 million in the thirty-nine week period ended September 28, 2003, which was driven by higher chip prices of $8 per ton and lower OCC prices of $8 per ton.

•	Net pension expense was zero in the thirteen weeks ended September 28, 2003, compared to pension income of $12 million in the same period in 2002. Net pension expense was $1 million in the thirty-nine week period ended September 28, 2003, compared to income of $35 million in the comparable prior year period.

•	A charge of $23 million was recognized in the third quarter of 2003 for the settlement of the class action linerboard antitrust lawsuit. See Note 11 of Notes to Financial Statements.

•	Integration, restructuring and plant closure costs were $18 million and $17 million in the thirteen and thirty-nine weeks ended September 28, 2003, respectively. Charges of $2 million and $44 million were recognized in the thirteen and thirty-nine week periods in 2002, respectively.

Excluding the third quarter charges for settlement of the class action linerboard antitrust lawsuit and closures, Containerboard, Packaging and Recycling’s contribution to earnings in the fourth quarter of 2003 is expected to be lower than the third quarter primarily due to eroding prices and seasonally lower packaging shipments. The weak packaging markets coupled with an increase in productivity at the company’s containerboard mills makes inventory management a key operating priority. The company continues to analyze facilities in its integrated Containerboard, Packaging and Recycling system for rationalization opportunities.

Third party sales and total production volumes for Containerboard, Packaging and Recycling follow:

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Third party sales volumes (thousands)	2003	2002	2003	2002

Containerboard — tons	214	283	668	752
Packaging — MSF	18,545	18,553	54,874	52,839
Recycling — tons	538	539	1,697	1,695
Kraft bags and sacks — tons	25	26	74	65

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Total production volumes (thousands)	2003	2002	2003	2002

Containerboard — tons	1,512	1,621	4,509	4,471
Packaging — MSF	19,865	19,596	58,797	56,291
Recycling — tons	1,507	1,551	4,679	4,526
Kraft bags and sacks — tons	23	27	73	65

Real Estate and Related Assets

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$534	$468	$1,411	$1,285
Contribution to earnings	97	85	283	255

Net sales and revenues and contribution to earnings increased $66 million and $12 million, respectively, in the thirteen weeks ended September 28, 2003, compared to the same period in 2002. Sales in markets where the company operates remained strong during 2003. Net sales and revenues attributable to single-family home sales were $452 million and $361 million in the thirteen weeks ended September 28, 2003, and September 29, 2002, respectively. The segment closed 1,182 single-family home sales during the thirteen weeks ended September 28, 2003, compared to 1,068 single-family home sales in the comparable period in 2002. The average sales price for single-family homes was approximately $382,000 in the thirteen weeks ended September 28, 2003, and approximately $338,000 in the thirteen weeks ended September 29, 2002. Results for the thirteen weeks ended September 29, 2002, included pretax gains of $14 million from the sales of apartment complexes.

Net sales and revenues increased $126 million and contribution to earnings increased $28 million in the first thirty-nine weeks of 2003, compared to the first thirty-nine weeks of 2002. Net sales and revenues attributable to single-family home sales were $1,179 million and $1,055 million in the thirty-nine weeks ended September 28, 2003, and September 29, 2002, respectively. The segment closed 3,195 single-family home sales during the three quarters of 2003, as compared to 3,157 single-family home sales closed in the same period in 2002. The average sales price for single-family homes was approximately $369,000 in the thirty-nine weeks ended September 28, 2003, and approximately $334,000 in the thirty-nine weeks ended September 29, 2002. Results for the thirty-nine weeks ended September 28, 2003, included pretax gains of $30 million for the sales of commercial property and an apartment complex. Results for the thirty-nine weeks ended September 29, 2002, included pretax gains of $21 million from the sales of apartment complexes.

Customer traffic has remained strong through the first three quarters of 2003, and the backlog of homes sold, but not closed, is in excess of six months as of September 28, 2003. The segment’s contribution to earnings in the fourth quarter of 2003 is expected to be slightly higher than the third quarter due to increased closings of single-family homes.

Corporate and Other

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Dollar amounts in millions	2003	2002	2003	2002

Net sales and revenues	$120	$160	$352	$290
Contribution (charge) to earnings	(94)	(80)	(142)	(174)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings includes the following:

•	Foreign exchange transaction gains (losses) were ($6) million and ($17) million in the thirteen weeks ended September 28, 2003, and September 29, 2002, respectively, and $81 million and $18 million in the thirty-nine weeks ended September 28, 2003, and September 29, 2002, respectively. Foreign exchange transaction gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	A pretax gain of $25 million associated with the settlement of an insurance claim relating to the company’s Cemwood litigation was recognized in the second quarter of 2003.

•	Charges for integration and restructuring activities were $14 million and $15 million in the thirteen weeks ended September 28, 2003, and September 29, 2002, respectively. Charges for integration and restructuring activities were $48 million and $35 million for the thirty-nine weeks ended September 28, 2003, and September 29, 2002, respectively. The charges include costs associated with the integration of Willamette, including charges associated with change-in-control agreements and scheduled severance payments, and Weyerhaeuser’s overall cost-reduction efforts.

•	Charges of $5 million and $14 million were recognized during the thirteen weeks and thirty-nine weeks ended September 28, 2003, respectively, to increase the reserve for environmental remediation costs. See Note 11 of Notes to Financial Statements.

•	Pension expense was $2 million in the thirteen weeks ended September 28, 2003, compared to income of $2 million in the thirteen weeks ended September 29, 2002. Pension expense was $6 million in the thirty-nine weeks ended September 28, 2003, compared to income of $5 million in the comparable prior year period, which represents an unfavorable effect of $11 million for the year-to-date period.

•	Charges for variable compensation expense were $21 million and $5 million in the third quarter of 2003 and 2002, respectively, and $40 million and $15 million for the first three quarters of 2003 and 2002, respectively. Changes in variable compensation expense are primarily driven by changes in the company’s stock price.

Interest Expense

Interest expense incurred by Weyerhaeuser in the first thirty-nine weeks of 2003 was $613 million, compared to $614 million in the same period of 2002. The 2002 interest expense includes a charge of $35 million that was recognized in the first quarter of 2002 related to the write-off of debt issuance costs when bridge loans for the acquisition of Willamette were replaced with permanent financing. Excluding this write-off, 2003 interest expense has increased over the prior year. This year-to-date increase is principally due to the debt issued during the first quarter of 2002 to finance the Willamette acquisition. Weyerhaeuser expects to repay additional debt and to return to historic debt ratios within five years from the time of the Willamette acquisition.

Income Taxes

The company’s effective income tax rate was 34.0 percent and 35.0 percent for the thirty-nine weeks ended September 28, 2003, and September 29, 2002, respectively. The company’s effective income tax rate is affected by state income taxes and the benefits of tax credits and the export sales incentive.

Cumulative Effect of a Change in Accounting Principle

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. The cumulative effect of adopting the accounting principle was $11 million, or 5 cents per share, after taxes. The effect on results reported for the thirty-nine weeks ended September 29, 2002, would not have been material had the provisions of Statement 143 been in place during the comparable period.

Natural Resources and Environmental Matters

Weyerhaeuser’s forest operations in Canada are primarily carried out on public forestlands under forest licenses, although the company also owns substantial amounts of timberland in western British Columbia (B.C.). All forest operations are subject to forest practices and environmental regulations, and operations under licenses also are subject to contractual requirements between the company and the relevant province designed to protect environmental and other social values. In Canada, the federal Species at Risk Act (SARA) was enacted in 2002 and is coming into force in phases, beginning in June 2003. SARA enacts protective measures for species identified as being at risk and for critical habitat. The regulations necessary to implement a number of the provisions of SARA are still being drafted, and, therefore, a number of provisions will not be in force until 2004. It is not anticipated that SARA will result in additional restrictions on timber harvests or other forest management practices, increase operating costs, or affect timber supply and prices in 2003, although it is expected to have such an effect in the future. The company also participates in the Canadian Standards Association Sustainable Forest Management System standard, a voluntary certification system that further protects certain public resources and values. Compliance with this standard may result in some increases in operating costs and curtailment of timber harvests in some areas.

Many of these Canadian lands also are subject to the constitutionally protected treaty or common law rights of the aboriginal peoples of Canada. Most of B.C. is not covered by treaties, and as a result, the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal peoples are engaged in treaty discussions with the governments of B.C. and Canada. Although no treaty is imminent, final or interim resolution of aboriginal claims may be expected to result in a negotiated decrease in the lands or timber available for forest operations under license in B.C., including the company’s licenses. In a case brought by the Council of Haida Nations against B.C., a court of general jurisdiction in B.C. ruled in 2002 that both the province of B.C. and the company have legally enforceable duties to the Haida to consult with and accommodate them with respect to forestry activities on the Queen Charlotte Islands. The ruling is currently being appealed. The negotiation and resolution of aboriginal land claims and claims such as that brought by the Haida are expected to result in additional restrictions on the sale or harvest of timber on B.C. timberlands, increase operating costs, and affect timber supply and prices. The company believes that such claims will not have a significant effect on the company’s total harvest of timber or production of forest products in 2003, although they may have such an effect in the future.

Liquidity and Capital Resources

General

The company is committed to the maintenance of a sound capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company’s capital structure are as follows:

•	To view separately the capital structures of Weyerhaeuser and Weyerhaeuser Real Estate Company (WRECO) and related assets, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

•	The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Consolidated net cash provided by operations was $916 million and $659 million in the thirty-nine weeks ended September 28, 2003, and September 29, 2002, respectively. Elements that affected net cash provided by operations for the comparative periods follow:

•	Cash received from customers, net of cash paid to employees, suppliers and others, increased approximately $400 million in the first thirty-nine weeks of 2003, compared to the same period in 2002. This increase was due primarily to the overall increase in the size of Weyerhaeuser’s operations as a result of the Willamette acquisition. An increase in working capital had a $283 million negative effect on cash from operations in the thirty-nine weeks ended September 28, 2003, or $33 million lower than the $316 million negative effect in the thirty-nine weeks ended September 29, 2002. Seasonal increases in working capital typically occur during the first quarter and decreases typically occur towards the latter part of the year.

•	Cash paid for interest, net of the amount capitalized, was $163 million higher in the thirty-nine weeks ended September 28, 2003, than in the comparable period in 2002. The increase is due to a higher level of debt outstanding during the 2003 period, primarily as a result of the Willamette acquisition.

Investing

Weyerhaeuser’s capital expenditures for the thirty-nine weeks ended September 28, 2003, excluding acquisitions and Real Estate and Related Assets, were $471 million, compared to $709 million in the comparable period of 2002. Capital spending by segment for the thirty-nine weeks ended September 28, 2003, was $39 million for Timberlands; $106 million for Wood Products; $227 million for Pulp and Paper; $69 million for Containerboard, Packaging and Recycling; and $30 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $720 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

Weyerhaeuser received net cash proceeds of $151 million from the sale of western Washington timberlands and the related note receivable in the second quarter of 2003. See Note 15 of Notes to Financial Statements.

The company expended $6.1 billion, net of cash acquired, during the first quarter of 2002, to purchase the outstanding shares of Willamette stock.

Financing

Weyerhaeuser’s interest-bearing debt at September 28, 2003, was approximately $328 million less than the outstanding balance at December 29, 2002. Borrowings increased during the first quarter of 2003, primarily to finance a seasonal increase in working capital. Available cash generated by operations and the sale of timberlands in western Washington were used to pay down debt in the second and third quarters of 2003. Proceeds from new borrowings and payments on long-term debt were $445 million and $774 million, respectively, in the thirty-nine weeks ended September 28, 2003.

Weyerhaeuser’s debt-to-total-capital ratio, excluding Real Estate and Related Assets, was 54.5 percent as of September 28, 2003, compared to 55.6 percent at the end of 2002. Debt reduction is the company’s highest priority, and Weyerhaeuser expects to return to historic debt ratios within five years from the time of the Willamette acquisition. For purposes of computing this ratio, debt includes Weyerhaeuser’s interest-bearing debt and capital lease obligations and total capital consists of debt, shareholders’ interest, deferred taxes and minority interest in subsidiaries, net of Weyerhaeuser’s investments in Real Estate and Related Assets subsidiaries.

Weyerhaeuser Company and WRECO have established 364-day and multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of September 28, 2003. The multi-year revolving line of credit expires in March 2007. WRECO can borrow up to $600 million under the 364-day facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of September 28, 2003, $1.6 billion was available under these bank facilities for incremental borrowings.

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

The discount rate is based on rates of interest on long-term corporate bonds. As of December 29, 2002, the company reduced the discount rate from 7.25 percent to 6.75 percent for U.S. plans and from 7.0 percent to 6.5 percent for Canadian plans to reflect decreases in the benchmark rates of interest. Pension and postretirement benefit income and expenses for 2003 are based on the 6.75 percent assumed discount rate for U.S. plans and 6.5 percent assumed discount rate for Canadian plans. Future discount rates may differ. Each 0.5 percent reduction in the assumed discount rate is expected to decrease pension income by approximately $7 million for the company’s U.S. qualified pension plans and increase pension expense by approximately $5 million for the company’s Canadian pension plans.

A contribution of approximately $2 million was made during June 2003 to complete the termination of the MacMillan Bloedel salaried pension plan. The company is not required to make additional cash contributions to its U.S. pension plans in 2003. However, the company may choose to make a cash contribution later this year. The company expects to contribute approximately $13 million to its Canadian pension plans in 2003 with an additional $10 million during 2003 or early 2004 for the wind-up of the pension plan at its Sturgeon Falls operations.

Long-Lived Assets and Goodwill

The company reviews the carrying value of its long-lived assets and goodwill when events and changes in circumstances indicate that the carrying value of an asset group may not be recoverable through future operations. To determine whether the carrying value of an asset group is impaired, the company must estimate the cash flows that could be generated under a range of possible outcomes and the likelihood of the outcomes. If the carrying value of an asset group is not recoverable through the weighted average cash flows under the possible outcomes, it is considered impaired. An impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. Estimated fair value is based on market comparisons, when available, or discounted cash flows under the possible outcomes.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.2 billion as of September 28, 2003, which represented approximately 11 percent of the company’s consolidated assets.

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

Quantitative and Qualitative Disclosures About Market Risk

No changes occurred during the thirty-nine weeks ended September 28, 2003, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s principal executive officer and principal financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     Reports on Form 8-K

The registrant filed reports on Form 8-K dated July 15, 2003, reporting information under Item 9, Regulation FD Disclosure, and July 25 and October 24, 2003, reporting information under Item 12, Results of Operations and Financial Condition.

EXHIBITS INDEX

Exhibits:

12.	Statement regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)