Form 10-K
period 2003-12-28
WEYERHAEUSER CO
filed 2004-03-05
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐.

As of June 27, 2003, 219,041,943 shares of the registrant’s common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $11,707,791,855.

As of January 30, 2004, 221,377,712 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 28, 2003, are incorporated by reference into Parts I, II and IV.

Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004 are incorporated by reference into Part II and III.

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

Information with respect to the description and general development of the company’s business, included on pages 14 through 23 and 26 through 29, Description of the Business of the Company, contained in the company’s 2003 Annual Report to Shareholders, is incorporated herein by reference.

Financial information with respect to industry segments and geographical areas, included in Notes 22 and 23 of Notes to Financial Statements contained in the company’s 2003 Annual Report to Shareholders, is incorporated herein by reference.

Timberlands

Weyerhaeuser is engaged in the management of 6.7 million acres of company-owned and .8 million acres of leased commercial forestland in North America, most of it highly productive and located extremely well to serve both domestic and international markets. Weyerhaeuser also has renewable, long-term licenses on 29.9 million acres of forestland located in five provinces throughout Canada that are managed by our Canadian operations. The standing timber inventory on these lands is approximately 493 million cunits (a cunit is 100 cubic feet of solid wood). The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. The end products are generally measured in board feet for lumber and square feet for panel products. To sustain the timber supply from its fee timberlands, Weyerhaeuser is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization, and operational pruning, all of which increase the yield from its fee timberland acreage.

	Inventory	Thousands of Acres at December 28, 2003

	Millions	Fee	Long-term	License
	of Cunits	Ownership	Leases	Arrangements	Total

Geographic Area
United States
West	62	2,274	—	—	2,274
South	56	3,740	788	—	4,528

Total United States	118	6,014	788	—	6,802

Canada
Alberta	99	—	—	7,616	7,616
British Columbia	146	662	—	3,908	4,570
New Brunswick	1	—	—	177	177
Ontario	47	1	—	5,947	5,948
Saskatchewan	82	—	—	12,214	12,214

Total Canada	375	663	—	29,862	30,525

International (1) (2)	3	203	7	76	286

TOTAL	496	6,880	795	29,938	37,613

(1)	International represents timberlands outside of North America, the activities of which are reported in the Corporate and Other segment.

(2)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business – continued

				Thousands of Acres
	Thousands of Acres		Millions of
			Seedlings	Stocking
	Harvested(1)	Planted (2)	Planted	Control	Fertilization

2003 Activity
United States
West	46.9	43.2	20.6	12.0	81.0
South	138.3	149.4	67.2	9.4	482.2

Total United States	185.2	192.6	87.8	21.4	563.2

Canada
Alberta	40.6	16.1	8.5	10.2	—
British Columbia	37.3	33.7	16.8	1.1	9.0
New Brunswick	1.5	0.1	0.3	0.7	—
Ontario	29.4	14.8	7.8	0.8	—
Saskatchewan	40.0	12.0	8.5	3.5	—

Total Canada	148.8	76.7	41.9	16.3	9.0

International (3) (4)	3.9	7.1	3.0	28.2	2.9

TOTAL	337.9	276.4	132.7	65.9	575.1

Sales volumes (millions):	2003	2002	2001	2000	1999

Raw materials – cubic ft.	413	370	286	310	287

Selected product prices:	2003	2002	2001	2000	1999

Export logs (#2 sawlog-bark on) – $/MBF
Coastal – Douglas fir - Longview	$707	$697	$757	$888	$777
Coastal – Hemlock	365	416	398	545	532

Wood Products

Weyerhaeuser’s wood products businesses produce and sell softwood lumber, plywood and veneer, oriented strand board and composite panels, hardwood lumber, and engineered lumber products. These products are sold primarily through the company’s own sales organizations and building materials distribution business. The raw materials required to produce these products are purchased from third parties, transferred at market price from Weyerhaeuser’s Timberlands segment, or obtained from long-term licensing arrangements. Building materials, including products not produced by Weyerhaeuser, such as treated products, are sold to wholesalers, retailers and industrial users.

(1)	Includes 6.7 thousand acres of right-of-way and other harvest that does not require planting.

(2)	Represents acres planted with seedlings. In Canada, natural regeneration is also used to reforest areas that have been harvested.

(3)	International represents timberlands outside of North America, the activities of which are reported in the Corporate and Other segment.

(4)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business – continued

Sales volumes (millions)(1):	2003	2002	2001	2000	1999

Softwood lumber – board ft.	8,981	8,623	7,203	7,442	5,734
Plywood and veneer – sq. ft. (3/8”)	2,904	2,903	2,042	2,297	2,048
Composite panels – sq. ft. (3/4”)	1,210	1,147	253	379	410
Oriented strand board – sq. ft. (3/8”)	4,361	4,205	3,738	3,634	2,716
Hardwood lumber – board ft.	427	427	413	423	397
Raw materials – cubic ft.	488	595	549	692	305

Selected product prices:	2003	2002	2001	2000	1999

Lumber (common) – $/MBF
2x4 Douglas fir (kiln dried)	$347	$328	$334	$341	$408
2x4 Douglas fir (green)	307	289	297	314	384
2x4 Southern yellow pine (kiln dried)	330	302	325	339	413
2x4 Spruce-pine-fir (kiln dried)	242	236	250	257	342
Plywood (1/2” CDX) – $/MSF
West	335	287	294	300	369
South	365	248	263	264	320
Oriented strand board (7/16"-24/16)
North Central price – $/MSF	296	160	160	206	262

Pulp and Paper

Weyerhaeuser’s pulp and paper businesses include: Pulp, which includes the manufacture of papergrade, absorbent, dissolving and specialty pulp grades which are marketed worldwide; and Paper, which manufactures a range of both coated and uncoated papers and business forms marketed through our own sales force and through paper merchants and printers.

In addition, through its investment in North Pacific Paper Corporation, Weyerhaeuser has a 50 percent interest in NORPAC, a joint venture that owns a newsprint manufacturing facility in Washington state.

Sales volumes (thousands) (1):	2003	2002	2001	2000	1999

Pulp – air-dry metric tons	2,479	2,378	2,113	2,129	2,273
Paper – tons	2,822	2,742	1,301	1,375	1,240
Coated groundwood – tons	234	210	206	214	220
Liquid packaging board – tons	256	229	243	255	248
Paper converting – tons	1,882	1,859	831	829	788

(1)	Reflects the acquisitions of MacMillan Bloedel in November 1999 and Willamette Industries in February 2002.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business – continued

Selected product prices (per ton):	2003	2002	2001	2000	1999

Pulp – NBKP-air-dry metric-U.S.	$553	$488	$547	$685	$541
Paper – uncoated free sheet-U.S.	622	658	695	730	646

Containerboard, Packaging and Recycling

Weyerhaeuser’s containerboard, packaging and recycling businesses include: Containerboard, which manufactures linerboard, corrugating medium and kraft paper, primarily used to produce corrugated boxes at Weyerhaeuser’s packaging facilities and also marketed to domestic and foreign customers through our sales force and agents; Packaging, which manufactures industrial and agricultural packaging marketed through our own sales force; and Recycling, which operates an extensive wastepaper collection system and markets it to company mills and worldwide customers. The segment also operates facilities that manufacture paper bags, preprint linerboard, inks and printing plates.

Sales volumes (thousands) (1):	2003	2002	2001	2000	1999

Containerboard – tons	890	983	883	1,055	576
Packaging – MSF	72,741	70,330	48,870	52,886	45,203
Recycling – tons	2,290	2,292	2,837	3,177	2,785
Bags – tons	100	93	—	—	—

Selected product prices (per ton):	2003	2002	2001	2000	1999

Linerboard – 42 lb.-Eastern U.S.	$366	$401	$424	$453	$383
Recycling – old corrugated containers	61	60	40	79	67
Recycling – old newsprint	40	36	25	56	23

Real Estate and Related Assets

The Real Estate and Related Assets segment includes Weyerhaeuser Real Estate Company (WRECO), a wholly-owned subsidiary, and the company’s other real estate related activities. WRECO is primarily engaged in developing single-family housing and residential lots for sale, including development of master-planned communities. Operations are concentrated mainly in selected metropolitan areas in southern California, Nevada, Washington, Texas, Maryland and Virginia. Additionally, WRECO is an investor and investment manager for institutional investors in residential real estate.

Unit statistics:	2003	2002	2001	2000	1999

Single-family homes sold	5,005	4,374	3,868	3,833	3,431
Single-family homes closed	4,626	4,280	3,651	3,369	3,431
Single-family homes sold but not closed	2,261	1,882	1,788	1,571	1,107

(1)	Reflects the acquisition of MacMillan Bloedel in November 1999 and Willamette Industries in February 2002.

Weyerhaeuser Company and Subsidiaries

PART I

Item 1. Business – continued

Available Information

The company is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) relating to the company’s business, financial results and other matters. The reports, proxy statements and other information the company files may be inspected and copied at prescribed rates at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information regarding issuers like the company that file electronically with the SEC. The address of the SEC’s internet site is www.sec.gov. The company also posts its reports, proxy statements and other information that are transmitted electronically to the SEC on the company’s internet site as soon as reasonably practicable after such material is filed with, or furnished to, the SEC and such information is available free of charge. The company’s internet site is www.weyerhaeuser.com.

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties

Timberlands

Timberlands annual log production, which reflects the acquisition of Willamette Industries (Willamette) in February 2002:

Production in millions	2003	2002	2001	2000	1999

Logs – cubic ft.	629	663	517	606	521
Fee depletion – cubic ft.	943	936	748	700	634

Wood Products

Production capacities, facilities and annual production, which reflect the acquisitions of Willamette in February 2002 and MacMillan Bloedel in November 1999, are summarized by major product as follows:

		Number
	Production	of
Production in millions	Capacity	Facilities	2003	2002	2001	2000	1999

Softwood lumber – board ft.	7,722	43	7,113	6,831	5,335	5,645	4,532
Plywood and veneer – sq. ft. (3/8”)	2,659	13	2,411	2,278	1,099	1,340	1,065
Composite panels – sq. ft. (3/4”)	1,095	6	988	864	93	206	281
Oriented strand board – sq. ft. (3/8”)	4,350	10	4,170	4,020	3,443	3,438	2,452
Hardwood lumber – board ft.	434	12	441	406	410	397	376

Principal manufacturing facilities are located as follows:

Lumber and plywood	Engineered lumber
Alabama, Arkansas, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon, South Carolina, Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada	Alabama, California, Georgia, Kentucky, Louisiana, Minnesota, Ohio, Oregon, West Virginia; Alberta, British Columbia and Ontario, Canada; and New South Wales, Australia

Oriented strand board	Hardwood lumber
Louisiana, Michigan, North Carolina, West Virginia; Alberta, New Brunswick, Ontario and Saskatchewan, Canada	Arkansas, Michigan, Oklahoma, Oregon, Pennsylvania, Washington, Wisconsin; and British Columbia, Canada

Composite panels
Arkansas, Louisiana, Oregon and South Carolina

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties – continued

Pulp and Paper

Production capacities, facilities and annual production, which reflect the acquisitions of Willamette in February 2002 and MacMillan Bloedel in November 1999, are summarized by major product as follows:

		Number
	Production	of
Production in thousands	Capacity	Facilities	2003	2002	2001	2000	1999

Pulp – air-dry metric tons	2,840	12	2,522	2,281	2,140	2,282	2,219
Paper – tons	3,045	8	2,833	2,611	1,244	1,388	1,292
Coated groundwood – tons	240	1	239	210	211	215	219
Liquid packaging board – tons	260	1	261	227	240	261	251
Paper converting – tons	2,175	16	1,882	1,844	777	850	779

Principal manufacturing facilities are located as follows:

Pulp	Liquid packaging board
Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada	Washington

Paper	Paper converting
Kentucky, North Carolina, Pennsylvania, South Carolina, Tennessee, and Wisconsin; Ontario and Saskatchewan, Canada	California, Indiana, Kentucky, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Washington, Wisconsin; Ontario and Saskatchewan, Canada

Coated groundwood
Mississippi

Containerboard, Packaging and Recycling

Production capacities, facilities and annual production, which reflect the acquisitions of Willamette in February 2002 and MacMillan Bloedel in November 1999, are summarized by major product as follows:

		Number
	Production	of
Production in thousands	Capacity	Facilities	2003	2002	2001	2000	1999

Containerboard – tons	6,300	10	6,003	6,004	3,699	3,578	2,622
Packaging – MSF	106,000	97	77,830	75,100	51,646	55,932	47,404
Recycling – tons	N/A	19	6,216	6,092	4,726	4,448	4,287
Bags – tons	155	4	98	93	—	—	—

Weyerhaeuser Company and Subsidiaries

PART I

Item 2. Properties – continued

Principal manufacturing facilities are located as follows:

Containerboard	Recycling
Alabama, California, Iowa, Kentucky, Louisiana, North Carolina, Oklahoma, Oregon; Xalapa, Mexico	Arizona, California, Colorado, Illinois, Iowa, Kansas, Maryland, Minnesota, Nebraska, North Carolina, Oregon, Tennessee, Texas, Utah, Virginia and Washington

Packaging	Kraft bags and sacks
Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington, Wisconsin; and Guanajuato, Ixtac, Mexico City and Tehuacan, Mexico
California, Missouri, Oregon, and Texas

Real Estate and Related Assets

Real estate operations are located as follows:

Single-family housing	Commercial projects
California, Maryland, Nevada, Texas, Virginia and Washington	California

Residential land development	Real estate investments
California, Maryland, Nevada, Texas, Virginia and Washington	Arizona, California, Colorado, Florida, Idaho, Maryland, Nevada, Oregon, Utah, Virginia and Washington

Commercial and retail land development
California, Texas and Washington

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings

Legal Proceedings

Hardboard Siding Claims. The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002, and the settlement is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. The company incurred claims and related costs in the amount of $11 million in 2003, $11 million in 2002 and $37 million in 2001 and charged these costs against the reserve. As of December 28, 2003, the company had approximately $83 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

	2003	2002	2001

Number of claims filed during the period	3,830	2,995	6,480
Number of claims resolved	4,245	4,690	2,580
Number of claims unresolved at end of period	1,830	2,245	3,940
Number of damage awards paid	1,770	1,830	400
Average damage award paid	$3,400	$1,900	$1,700

The increase in the average damage award paid in 2003 was due primarily to the existence of more awards for multi-family structures and fewer awards for single family residences in 2003 than in 2002 or 2001.

The company negotiated settlements with its insurance carriers for recovery of $52 million of costs related to these claims. The company has received the full $52 million in recoveries from its insurance carriers.

The company is a defendant in state trial court in three cases that are outside of the settlement involving primarily multi-family structures and residential developments. One of those cases was settled in January 2004, and the impact was not significant. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict has been appealed and is not included in the three cases mentioned at the state court level.

Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits name as defendants several other major containerboard and packaging producers. The complaint in the first case alleges the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleges that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period October 1993 through November 1995. Both suits seek damages, including treble damages, under the antitrust laws. No specific damage amounts have been claimed. In September 2001, the district court certified both classes. Class certification was upheld on appeal and class members were given until June 9, 2003, to opt out of the class. Approximately 165 members of the classes have opted out and filed lawsuits against the company in federal and state courts. In September 2003, the company, Georgia-Pacific and International Paper filed a motion with the court requesting preliminary approval of a $68 million settlement of the class action litigation. Weyerhaeuser’s portion was approximately $23 million before taxes. The company recognized an after-tax charge of $15 million, or 7 cents per share, in the third quarter of 2003. The court granted final approval of the settlement in December 2003. Since no objections were filed, the settlement is final and binding on the companies and class members. The company has not recorded a reserve for the opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings – continued

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon alleging that from 1996 to present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In August 2001, the complaint was amended to add an additional plaintiff. Prior to trial, one of the plaintiffs withdrew from the litigation. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million, which was automatically trebled to $79 million under the antitrust laws. The company took a pretax charge of $79 million in its first quarter 2003 results. The company’s motion for a judgment notwithstanding the verdict was denied in July 2003. The company has appealed the matter to the U.S. Court of Appeals for the Ninth Circuit. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In April 2003, two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. In June 2003, amended complaints were filed in both matters. The first suit (the Westwood case) was brought by four separate corporations located in Oregon and Washington that allege that between 1999 and the present, they suffered damages and asked the court to award damages, after trebling, of $101 million. Plaintiffs’ request for a temporary restraining order prohibiting the company from certain alder log-buying practices was denied by the court. The complaint also requests divestiture of a number of alder sawmills in Oregon, Washington and British Columbia. In July 2003, the company filed a motion to dismiss based on the insufficiencies in the pleadings. The judge directed the plaintiffs to correct deficiencies in the pleadings but refused to dismiss the case. The company renewed its motion to dismiss after review of the amended complaint. In November 2003, the court granted the company’s motion to dismiss the amended complaint because it failed to state a claim under the federal antitrust laws. The judge gave the plaintiffs five business days to file a new complaint to correct the deficiencies in the amended complaint. In November 2003 the court allowed a third amended complaint to be filed. The court also ruled that Weyerhaeuser would be precluded from litigating whether it attempted to and did willfully acquire and maintain monopoly power over alder sawlogs in the Pacific Northwest through anti-competitive conduct between 1996 and 2001. The court also precluded Weyerhaeuser from contesting that its conduct did not cause the prevailing plaintiff in the alder case that is on appeal material antitrust injury. We believe the court’s rulings are wrong as a matter of law and filed a motion to certify the matter for immediate appellate review by the Court of Appeals for the Ninth Circuit or, in the alternative, for reconsideration by the trial court. The trial court denied both motions in December 2003. The case is scheduled to go to trial on March 9, 2004. We have recently received information from plaintiffs seeking a range of damages, after trebling, of between $81 million and $118 million. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. In its proposed third amended complaint, the plaintiff alleges two causes of action, one for attempted monopolization of alder saw log and finished lumber markets, and a second cause of action for fraud and breach of fiduciary duty. On the antitrust cause of action, plaintiff seeks damages, after trebling, in the amount of $90 million (plus attorney’s fees, costs and disbursements). On the fraud and breach of fiduciary cause of action, plaintiff seeks compensatory damages in the amount of $30 million and punitive damages of $300 million. There is no trebling associated with the second cause of action. Request for divestiture of the company’s Northwest Hardwoods Division, a portion of its alder sawmills in British Columbia, Oregon and Washington; and certain forest licenses acquired in Canada have been dropped from the complaint. The company filed a motion to dismiss on the basis that the case should be heard in Canada rather than the United States because it involves an acquisition approved by Canadian regulatory bodies. The motion to dismiss was denied in October 2003. The company filed a motion for summary judgment on all antitrust claims. The court denied this motion in February 2004. Trial of this case is scheduled to begin on June 1, 2004. In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleges monopolization of the alder log and lumber markets from 1998 to present and seeks damages, after trebling, of $32 million. The company filed a motion to dismiss based on insufficiencies in the pleadings. In November 2003, the court granted the company’s motion to dismiss the amended complaint because it failed to state a claim under the federal antitrust laws. The judge gave the plaintiff five business days to file a new complaint to correct the deficiencies in the amended complaint. In November 2003, a second amended complaint was filed. In December 2003, the court denied our motion to consolidate this matter with the Westwood case and trial is scheduled to begin on May 11, 2004. Although the company denies liability and is vigorously defending these follow-on cases, all of the follow-on cases will be presided over by the same judge who presided in the case that is on appeal and the judge has issued a number of rulings adverse to the company, including a ruling in the Westwood case precluding the company from contesting key issues that were decided against the company in the alder lawsuit on appeal. Accordingly, the company recognizes that the company is not likely to prevail at the trial court level in these cases and intends to appeal any adverse judgments in these cases. The company has not recorded reserves related to these lawsuits and is unable to estimate at this time the amount of charges, if any, that may be required for these lawsuits in the future.

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings – continued

Paragon Trade Brands, Inc., Litigation. In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. In June 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. In October 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. In November 2002, the company filed a motion for reconsideration with the Bankruptcy Court. In June 2003, the judge issued an oral ruling denying the motion for reconsideration and set an October 30, 2003, trial date for determination of the damages. In September 2003, the U.S. District Court declined to grant discretionary review of the bankruptcy court’s partial summary judgment decision on liability. The damages phase of the case began on October 30, 2003, and was concluded on December 16, 2003. The bankruptcy court initially asked both parties to present findings of fact and conclusions of law by the end of January 2004 but then extended the date to February 9, 2004. The damages requested by the plaintiff have changed. In October 1999, the plaintiff was seeking damages in excess of $420 million. In its proposed findings of fact and conclusions of law, the plaintiff requested damages in the range of $675 to $832 million, primarily as a result of a new request for prejudgment interest. The company believes the plaintiff is not entitled to prejudgment interest under applicable law. The amount of damages, if any, the company may ultimately be exposed to is dependent on many unknown factors such as how the damages issues remaining to be decided by the bankruptcy court are resolved; whether an appeal to the U.S. District Court and/or Court of Appeals for the 11th Circuit is successful; the outcome of any retrial ordered by an appellate court; and whether a summary judgment in favor of the company on liability is ordered by an appellate court. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future. The company plans to appeal the partial summary judgment decision on liability and any damages award on completion of the damages phase of the trial.

Other Litigation. The company is a party to other matters generally incidental to its business in addition to the matters described above.

Summary. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, management currently believes that adequate reserves have been established for probable losses from litigation when the amount could be reasonably determined. Management further believes that the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year but will not have a material adverse effect on the company’s long-term results of operations, liquidity or financial position.

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

In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage. The Department established a final CVD rate of 18.79 percent. In the anti-dumping proceedings, the Department found that the six Canadian manufacturers examined, including the company, were engaged in sales at less than fair value and set cash deposit rates ranging from 2.18 percent to 12.44 percent. The company’s deposit rate was set at 12.39 percent. Because of statutory limitations that affected timing, the bonds covering duties following the preliminary determinations were released by the United States. The resulting reversal of accrued expenses was included in earnings during 2002.

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings – continued

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. As a result, the company has made cash deposits relating to the CVD and anti-dumping actions at the rate of approximately $25 to $30 million a quarter. Following is a summary of the CVD and anti-dumping amounts recorded in the company’s statement of earnings:

Dollar amounts in millions	2003	2002	2001

Charges for CVD and anti-dumping duties	$97	$64	$50
Reversals of 2001 charges for estimated CVD and anti-dumping duties	—	(47)	—

	$97	$17	$50

In June 2003, the Department began the process of an annual review to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping duty and CVD to impose. It is expected that final verification and determination should be complete in late 2004. The determination will be subject to further review if appealed. The annual review process will be conducted for a period of five years. In 2007, both the countervailing duty and anti-dumping orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping will continue or a countervailing subsidy is likely to recur.

The Canadian Government, the company and other Canadian companies appealed the Department’s (anti-dumping and CVD) and the ITC’s (injury) 2002 determinations in separate appeals under the North American Free Trade Agreement (NAFTA). The panel convened to review the Department’s findings on anti-dumping ruled that the Department must change its methodology for computing differences in merchandise when there is no product sold domestically that is similar to the exported product and, as a result, “comparable” products are used to calculate whether dumping is occurring. The panel convened to review the CVD decision ruled that cross-border comparisons are an invalid method to determine and measure subsidies. Finally, the panel convened to review the ITC finding of a threat of injury found that the ITC’s findings were not supported by the record and ordered the ITC to reconsider the findings. If the ITC fails to support its findings of threat of injury, the deposits collected to date would be refunded.

With the support of provincial governments, the federal government of Canada also moved for review by dispute settlement panels under the World Trade Organization (WTO) and those reviews are currently in process. One WTO panel has also issued an opinion finding that cross-border comparisons to determine and measure subsidies are not proper. In addition, the WTO appeals body has affirmed a panel ruling against the United States that the so-called “Byrd Amendment,” which gives U.S. firms cash from anti-dumping and countervailing duties applied on foreign imports, is inconsistent with U.S. international obligations. The U.S. administration has recommended that the law be changed to comply with that ruling, but whether or when Congress will implement that recommendation is uncertain.

In December 2003, the Department issued a decision on the remand from the NAFTA Panel in the CVD investigation. If the decision on remand is not further appealed or altered, it would have the effect of reducing the applicable CVD deposit rate to 13.3 percent. In addition, the WTO appellate body recently issued a decision in the CVD case, and a WTO panel is expected to issue a decision shortly in the anti-dumping case. It is not possible to predict whether these decisions will be appealed or their impact on Weyerhaeuser’s business at this time.

It is difficult to predict the net effect final duties will have on the company. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future. The U.S. and Canadian governments continue to discuss ways to settle the softwood lumber dispute, but there can be no assurance that they will be able to reach agreement or the terms and conditions of any agreement.

Weyerhaeuser Company and Subsidiaries

PART I

Item 3. Legal Proceedings – continued

Environmental Matters

In April 1999, Willamette’s Johnsonburg, Pennsylvania, paper and pulp mill received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act (CAA). Management has met with federal and state officials to resolve the matters alleged in the NOV and will continue to work with officials to narrow issues in dispute. Management believes that it is reasonably possible that a settlement will be reached at a future date, that may involve payment of a penalty of up to approximately $1 million and the installation of pollution control equipment.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company has established reserves for remediation costs on all of the approximately 73 active sites across its operations as of the end of 2003 totaling $51 million, down from $54 million at the end of 2002. This decrease reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $14 million in 2003 and $18 million in 2002. In 2001, the company reduced the accruals by $8 million. The company incurred remediation costs of $8 million in 2003, $9 million in 2002 and $14 million in 2001 and charged these costs against the reserve. Additionally, the company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. Because the asset retirement obligations associated with landfills are accounted for separately, the company reduced its remediation cost accrual by $9 million as of the date it adopted the provisions of Statement 143. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $70 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on each party’s financial condition and probable contribution on a per-site basis.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2003.

Weyerhaeuser Company and Subsidiaries

PART II

Item 5. Market Price for Registrant’s Common Equity and Related Stockholder Matters

Information with respect to market prices, stockholders and dividends included in Notes 24 and 25 of Notes to Financial Statements in the company’s 2003 Annual Report to Shareholders, is incorporated herein by reference.

Following is information about securities authorized for issuance under the company’s equity compensation plans:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	15,692,405	$53.75	5,307,833
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	15,692,405	$53.75	5,307,833

Item 6. Selected Financial Data

Information with respect to selected financial data included in Note 25 of Notes to Financial Statements in the company’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to Management’s Discussion and Analysis included on pages 30-41 of the company’s 2003 Annual Report to Shareholders, is incorporated herein by reference.

The company’s expectations of segment performance in the first quarter of 2004 follow.

Timberlands

The company expects that the Timberlands segment’s contribution to earnings in the first quarter of 2004 will be higher than the fourth quarter of 2003, excluding the 2003 pretax gains on the sale on nonstrategic timberlands in the Carolinas and Tennessee, due primarily to higher domestic log sales volumes and prices in the West and higher seasonal fee harvest in the South.

Wood Products

Lumber and OSB prices increased early in the first quarter of 2004 as customers began accumulating inventories in anticipation of a strong building season. The increase in OSB prices was particularly sharp. High OSB prices will adversely impact first quarter earnings for the engineered lumber products business, but will be partially offset by first quarter price increases. Lumber and OSB prices are sensitive to weather-related disruptions, however the company expects these disruptions to be minimal in the first quarter. Woods Product’s prices have remained strong throughout the first quarter and first quarter earnings for the segment are expected to be above fourth quarter 2003 levels. The company expects Wood Products’ earnings to continue to be adversely affected by the Canadian softwood lumber issue.

Weyerhaeuser Company and Subsidiaries

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Pulp and Paper

Pulp and Paper’s loss is expected to narrow in the first quarter of 2004 due to increased demand for fine paper, reduced downtime and improving softwood pulp markets. The company has implemented price increases for pulp and has announced additional price increases for both pulp and paper in the first quarter of 2004. In addition, the company will continue to focus on inventory management to match supply with demand and will assess rationalization, as necessary.

Containerboard, Packaging and Recycling

Earnings for this segment in the first quarter of 2004 are expected to be down from the fourth quarter of 2003 due primarily to lower average box prices in the first quarter, which reflect the impact of fourth quarter 2003 index price declines, and higher raw material costs. The company announced a price increase of $40 per ton on containerboard effective March 1, 2004, and an additional $10 per ton increase, effective April 1, 2004. The Company has also announced box price increases to reflect higher containerboard prices. However, because of various customer contract provisions, impacts of the price increase are not expected to be realized until the second quarter. Volumes are expected to improve seasonally and year-over-year during the first quarter of 2004, and increases in operating rates are expected to result in lower manufacturing costs during the first quarter of 2004. In addition, the company will continue to focus on inventory management to match supply with demand and will assess rationalization, as necessary.

Real Estate and Related Assets

First quarter earnings for Real Estate and Related Assets are expected to be comparable to fourth quarter of 2003, as markets are expected to remain strong. Real Estate and Related Assets has a backlog of approximately six months of homes sold, but not closed.

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “will,” “expects,” “may,” “should,” “approximately,” “anticipates,” “indicates,” “plans,” and “estimates,” and the negative or other variations of those terms with comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with the impact of forest management programs and sustainable forest management systems, the anticipated impact of the Canadian federal species at risk act (SARA), the expected impact of the resolution of Canadian aboriginal land claims, projected capital expenditures for environmental compliance and other capital expenditures, projected environmental remediation expenses, expected contributions to first quarter 2004 earnings by, or the narrowing of first quarter 2004 losses for, some of the company’s business segments, expectations regarding first quarter 2004 operating results and market conditions, including expectations regarding sales, volumes, prices and demand for some of the company’s products and raw materials, expectations regarding operating rates, manufacturing costs and backlog and the anticipated reduction in downtime in the Pulp and Paper segment, projected debt reduction and return to historical debt ratios, expected rate of return on pension plan assets, projected effects of reduction in returns and assumed discount rates on pension expense, expected contributions to pension plans, intent regarding dividend payments, expectations regarding the outcome of pending litigation, expectations regarding the adequacy of litigation reserves, expectations regarding the adequacy of the company’s capital resources and liquidity to post any appeal bonds or to pay any damage awards required in connection with pending or future litigation, and similar matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	The effect of general economic conditions, including the level of interest rates and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various business segments;

•	Energy prices and raw material costs;

•	Performance of the company’s manufacturing operations;

•	Successful execution of internal performance plans;

Weyerhaeuser Company and Subsidiaries

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations;

•	Risk of loss from fires, floods and other natural disasters;

•	The outcome of legal proceedings, including requirements that the company record charges, establish reserves or pay damages; and

•	Performance of pension fund investments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to market risk of financial instruments included on pages 38-39 of the company’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Information

Financial statements and supplementary information, included in the company’s 2003 Annual Report to Shareholders, are incorporated herein by reference.

Page(s) in
Annual Report
to Shareholders

Independent Auditors’ Report	42
Consolidated Statement of Earnings	43
Consolidated Balance Sheet	44-45
Consolidated Statement of Cash Flows	46-47
Consolidated Statement of Shareholders’ Interest	48
Notes to Financial Statements	49-81
Selected Quarterly Financial Information (Unaudited)	79

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information with respect to changes in accountants included under the heading “Relationships with Independent Public Accountants” in the company’s Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004, is incorporated herein by reference.

Weyerhaeuser Company and Subsidiaries

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s principal executive officer and principal financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, the company’s principal executive officer and principal financial officer believe the controls and procedures in place are effective to ensure that information required to be disclosed complies with the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Weyerhaeuser Company and Subsidiaries

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors of the company included under the headings “Nominees for Election – Terms Expire in 2007,” “Continuing Directors - Terms to Expire in 2005” and “Continuing Directors – Terms to Expire in 2006” in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004, is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Party Transactions” and “Change in Control and Severance Agreements” is incorporated herein by reference.

The executive officers of the company are as follows:

Name	Title	Age

Marvin D. Cooper	Senior Vice President	60
William R. Corbin	Executive Vice President	62
Richard E. Hanson	Executive Vice President	60
Mack L. Hogans	Senior Vice President	55
James R. Keller	Senior Vice President	53
Sandy D. McDade	Senior Vice President	52
Susan M. Mersereau	Senior Vice President	57
Michael R. Onustock	Senior Vice President	64
Edward P. Rogel	Senior Vice President	57
Steven R. Rogel	President	61
Richard J. Taggart	Executive Vice President	61
Jack P. Taylor	Senior Vice President	61
George H. Weyerhaeuser, Jr.	Senior Vice President	50

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

Richard E. Hanson has been executive vice president and Chief Operating Officer since February 2003. He was executive vice president, Timberlands from 2002 to 2003 and was senior vice president, Timberlands, from 1999 to 2002. He was vice president, Western Timberlands, from 1996 to 1998. He joined Weyerhaeuser in 1970 and has held numerous management positions in timberlands, wood products and paper businesses.

Mack L. Hogans has been senior vice president, Corporate Affairs, since 1995 and was vice president of Government Affairs from 1990 to 1995. He was the director of Government Affairs and public policy issues management from 1986 to 1990. He joined Weyerhaeuser in 1979 and has been a forester, branch manager for the Building Materials business and a government affairs manager.

James R. Keller has been senior vice president, Containerboard, Packaging and Recycling, since February 2002. From 1997 to 2002, he was vice president and general manager, Containerboard, Packaging and Recycling. He joined Weyerhaeuser in 1974 and has held numerous management positions in containerboard, newsprint and liquid packaging board, shipping containers and timberlands.

Weyerhaeuser Company and Subsidiaries

PART III

Item 10. Directors and Executive Officers of the Registrant – continued

Sandy D. McDade has been senior vice president, Canada, since March 2003. He was vice president, Strategic Planning from 2000 to 2003 and corporate secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.

Susan M. Mersereau has been senior vice president, Information Technology and Chief Information Officer since February 2003. She was vice president, Organizational Effectiveness for Containerboard, Packaging and Recycling from 1998 to 2003, vice president, Business Services and Aviation from 1992 to 1998, and vice president, Weyerhaeuser Information Systems from 1988 to 1992. She joined Weyerhaeuser in 1980 as a program manager and has held various information system management positions.

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

Edward P. Rogel has been senior vice president, Human Resources since July 2003. He was vice president, Human Resources Operations from 2000 to 2003. He joined Weyerhaeuser in 1969 and has held numerous human resources positions with Weyerhaeuser in timberlands, wood products and pulp businesses, in addition to holding corporate-wide responsibilities.

Steven R. Rogel’s biography may be found on page 2 of the Notice of 2004 Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004, which is incorporated herein by reference.

Richard J. Taggart has been executive vice president and Chief Financial Officer since April 2003. He started his career with Weyerhaeuser in 1974 as a project manager in Wood Products. After leaving Weyerhaeuser in 1985, he became the head of finance for the U.S. subsidiary of CANFOR, a Canadian forest products company. Since rejoining Weyerhaeuser in 1990, he has served as finance and planning director for Engineered Fiber Products; vice president, Investor Relations; vice president and treasurer; and vice president, Finance.

Jack P. Taylor has been senior vice president, Timberlands since February 2003. He was vice president, Western Timberlands from 1999 to 2003. He joined Weyerhaeuser in 1969 and has worked in a variety of forestry, timberlands operations and raw materials management positions.

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

Audit Committee Financial Expert

The Audit Committee of the Board of Directors consists of William D. Ruckelshaus, Robert J. Herbold, Martha R. Ingram and Donald F. Mazankowski. Each member is independent as defined under the New York Stock Exchange rules. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that William D. Ruckelshaus is an “audit committee financial expert” as defined by SEC rules.

Weyerhaeuser Company and Subsidiaries

PART III

Item 11. Executive Compensation

Information with respect to executive compensation contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004, under the headings “Directors’ Compensation,” “Compensation Committee Report on Executive Management Compensation,” “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with regard to certain relationships and related transactions contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004, under the headings “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accountant fees and services in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s 2004 Annual Meeting of Shareholders to be held April 13, 2004, under the heading “Relationships with Independent Public Accountants” is incorporated herein by reference.

Code of Ethics

The company has adopted a code of ethics that applies to all employees, including the principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been filed as Exhibit 14 of this Form 10-K and is available on the company’s website at www.weyerhaeuser.com. A copy of the code of ethics is available upon request.

Corporate Governance Guidelines

The company has adopted corporate governance guidelines. The company’s corporate governance guidelines are available on the company’s website at www.weyerhaeuser.com. A copy of the corporate governance guidelines is available upon request.

Weyerhaeuser Company and Subsidiaries

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

The consolidated financial statements of the company, together with the report of independent auditors, included in the company’s 2003 Annual Report to Shareholders, are incorporated in Part II, Item 8 of this Form 10-K by reference.

Page Number(s)
Financial Statement Schedules	in Form 10-K

Independent Auditors’ Reports on Financial Statement Schedules	26
Schedule II - Valuation and Qualifying Accounts	28

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in the company’s 2003 Annual Report to Shareholders and incorporated herein by reference.

Exhibits
3	-	(i)	Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825)

		(ii)	Bylaws (incorporated by reference to 2000 Form 10-K filed with the Securities and Exchange Commission on March 16, 2001 — Commission File Number 1-4825)

10	-		Material Contracts

		(a)	Agreement with W. R. Corbin (incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on March 12, 1999 — Commission File Number 1-4825)

		(b)	Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)

		(c)	Arrangement with Michael R. Onustock (incorporated by reference to 2002 Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 — Commission File Number 1-4825)

		(d)	Arrangement with Marvin D. Cooper (incorporated by reference to 2002 Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 — Commission File Number 1-4825)

		(e)	Form of Amended Executive Severance Agreement (incorporated by reference to 2002 Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 - Commission File Number 1-4825)

		(f)	Description of the Weyerhaeuser Company Option Exercise/Share Purchase Program (incorporated by reference to 2001 Form 10-K filed with the Securities and Exchange Commission on February 28, 2002 — Commission File Number 1-4825)

		(g)	Second Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of March 25, 2003, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Bank Securities Inc., as co-documentation agents.

		(h)	Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of March 26, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents, as amended by the First Amendment to Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of October 23, 2003.

		(i)	Weyerhaeuser Company Long-Term Incentive Compensation Plan approved by shareholders on April 16, 1992, as amended through February 12, 1998.

		(j)	Amended and Restated Weyerhaeuser Company 1998 Long-Term Incentive Compensation Plan approved by shareholders on April 16, 2002, as amended June 5, 2002, October 8, 2002, and October 8, 2003.

Weyerhaeuser Company and Subsidiaries

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K – continued

11	-	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 2 of Notes to Financial Statements in the company’s 2003 Annual Report to Shareholders)

12	-	Statements regarding computation of ratios

13	-	Portions of the company’s 2003 Annual Report to Shareholders specifically incorporated by reference herein

14	-	Code of Business Conduct and Ethics

21	-	Subsidiaries of the Registrant

23	-	Independent Auditors’ Consent

31	-	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	-	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

99	-	2001 Report of Independent Public Accountants

Reports on Form 8-K

The registrant furnished reports on Form 8-K dated October 24, 2003 and January 23, 2004, reporting information under Item 12, Results of Operations and Financial Condition.

Weyerhaeuser Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2004.

Weyerhaeuser Company

/s/ Steven R. Rogel Steven R. Rogel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 5, 2004.

/s/ Steven R. Rogel	/s/ Arnold G. Langbo

Steven R. Rogel	Arnold G. Langbo
Principal Executive Officer,	Director
Director and Chairman of the Board

/s/ Richard J. Taggart	/s/ Donald F. Mazankowski

Richard J. Taggart	Donald F. Mazankowski
Principal Financial Officer	Director

/s/ Steven J. Hillyard	/s/ N. W. Piasecki

Steven J. Hillyard	Nicole W. Piasecki
Principal Accounting Officer	Director

/s/ R. F. Haskayne	/s/ William Ruckelshaus

Richard F. Haskayne	William D. Ruckelshaus
Director	Director

/s/ Robert J. Herbold	/s/ Richard H. Sinkfield

Robert J. Herbold	Richard H. Sinkfield
Director	Director

/s/ Martha R. Ingram	/s/ James N. Sullivan

Martha R. Ingram	James N. Sullivan
Director	Director

/s/ John I. Kieckhefer	/s/ Clayton Yeutter

John I. Kieckhefer	Clayton K. Yeutter
Director	Director

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES

Independent Auditors’ Report

The Board of Directors and Shareholders of Weyerhaeuser Company:

Under date of February 11, 2004, we reported on the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 28, 2003, and December 29, 2002, and the related consolidated statements of earnings, cash flows and shareholders’ interest for each of the years in the two-year period then ended, which report is incorporated by reference in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in this Form 10-K for the years ended December 28, 2003, and December 29, 2002. This financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

The consolidated financial statements of Weyerhaeuser Company and subsidiaries as of December 30, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 4 to the consolidated financial statements, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, which was adopted by the company as of December 31, 2001. Further, as described in Note 22 to the consolidated financial statements, the company changed the composition of its reportable segments in 2003 and 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the 2001 adjustments to Note 4 and the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. In our opinion, the 2001 disclosure in Note 22 is appropriate and the 2001 adjustments to Note 4 are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the company other than with respect to such disclosures and adjustments, and accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in 2003.

/s/ KPMG LLP

Seattle, Washington
February 11, 2004

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES

This report is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Weyerhaeuser Company’s filing on Form 10-K for the year ended December 30, 2001. This report has not been reissued by Arthur Andersen LLP in connection with this filing, and the page reference within this report has not been revised. Schedule II – Valuation and Qualifying Accounts is located on page 28 of this filing.

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
February 11, 2002

Weyerhaeuser Company and Subsidiaries

FINANCIAL STATEMENT SCHEDULES

Schedule II – Valuation and Qualifying Accounts

For the three years ended December 28, 2003
Dollar amounts in millions

			Deductions
	Balance at		From/		Balance at
	Beginning	Charged	(Additions to)		End of
Description	of Period	to Income	Reserve		Period

Weyerhaeuser
Reserve deducted from related asset accounts:
Doubtful accounts – Accounts receivable
2003	$13	$14	$11		$16

2002	$8	$15	$10		$13

2001	$5	$16	$13		$8

Real Estate and Related Assets
Reserves and allowances deducted from related asset accounts:
Receivables
2003	$6	$3	$3		$6

2002	$5	$1	$—		$6

2001	$5	$1	$1	(1)	$5

Mortgage-related financial instruments
2003	$1	$—	$1		$—

2002	$2	$1	$2		$1

2001	$3	$—	$1	(2)	$2

Investments in unconsolidated entities held as assets
2003	$3	$1	$1		$3

2002	$2	$1	$—		$3

2001	$1	$—	$(1	)(3)	$2

(1)	Includes allowances transferred to partnership investments.

(2)	Includes allowances transferred to accrued liabilities.

(3)	Includes allowances transferred from receivables.

Weyerhaeuser Company and Subsidiaries

Exhibits:
3	-	(iii)	Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825)

		(iv)	Bylaws (incorporated by reference to 2000 Form 10-K filed with the Securities and Exchange Commission on March 16, 2001 — Commission File Number 1-4825)

10	-	Material Contracts

		(a)	Agreement with W. R. Corbin (incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on March 12, 1999 — Commission File Number 1-4825)

		(b)	Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)

		(c)	Arrangement with Michael R. Onustock (incorporated by reference to 2002 Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 – Commission File Number 1-4825)

		(d)	Arrangement with Marvin D. Cooper (incorporated by reference to 2002 Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 – Commission File Number 1-4825)

		(e)	Form of Amended Executive Severance Agreement (incorporated by reference to 2002 Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 – Commission File Number 1-4825)

		(f)	Description of the Weyerhaeuser Company Option Exercise/Share Purchase Program (incorporated by reference to 2001 Form 10-K filed with the Securities and Exchange Commission on February 28, 2002 — Commission File Number 1-4825)

		(g)	Second Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of March 25, 2003, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Bank Securities, Inc., as co-documentation agents

		(h)	Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of March 26, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents, as amended by the First Amendment to Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of October 23, 2003.

		(i)	Weyerhaeuser Company Long-Term Incentive Compensation Plan approved by shareholders on April 16, 1992, as amended through February 12, 1998.

		(j)	Amended and Restated Weyerhaeuser Company 1998 Long-Term Incentive Compensation Plan approved by shareholders on April 16, 2002, as amended June 5, 2002, October 8, 2002, and October 8, 2003.

11	-	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 2 of Notes to Financial Statements in the company’s 2003 Annual Report to Shareholders)

12	-	Statements regarding computation of ratios

13	-	Portions of the company’s 2003 Annual Report to Shareholders specifically incorporated by reference herein

14	-	Code of Business Conduct and Ethics

21	-	Subsidiaries of the Registrant

Weyerhaeuser Company and Subsidiaries

Exhibits - continued

23	-	Independent Auditors’ Consent

31	-	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	-	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

99	-	2001 Report of Independent Public Accountants