Form 10-Q
period 2004-03-28
WEYERHAEUSER CO
filed 2004-05-06
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 28, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s class of common stock, as of April 30, 2004, was 222,713,186 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

FINANCIAL INFORMATION

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 28, 2003. Though not examined by independent public auditors, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ended March 28, 2004, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

	By	/s/ Steven J. Hillyard

Steven J. Hillyard
May 6, 2004		Duly Authorized Officer and Principal Accounting Officer

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
For the thirteen-week periods ended March 28, 2004 and March 30, 2003
(Dollar amounts in millions except per-share figures)
(Unaudited)

	March 28,	March 30,
	2004	2003
Net sales and revenues:
Weyerhaeuser	$4,568	$4,169
Real Estate and Related Assets	469	445

Total net sales and revenues	5,037	4,614

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,539	3,322
Depreciation, amortization and fee stumpage	325	321
Selling expenses	121	107
General and administrative expenses	241	231
Research and development expenses	12	12
Taxes other than payroll and income taxes	48	47
Charges for integration and restructuring (Note 13)	15	29
Charges for closure of facilities (Note 14)	1	22
Other operating costs, net (Note 15)	14	37

	4,316	4,128

Real Estate and Related Assets:
Costs and operating expenses	321	330
Depreciation and amortization	2	3
Selling expenses	27	24
General and administrative expenses	17	14
Taxes other than payroll and income taxes	1	1
Other operating costs, net	1	(7)

	369	365

Total costs and expenses	4,685	4,493

Operating income	352	121
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(195)	(208)
Less interest capitalized	3	5
Interest income and other	3	6
Equity in income (loss) of affiliates (Note 7)	—	(5)
Real Estate and Related Assets:
Interest expense incurred	(15)	(14)
Less interest capitalized	15	14
Interest income and other	11	11
Equity in income of unconsolidated entities (Note 7)	9	5

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	183	(65)
Income taxes	(62)	22

Earnings (loss) before cumulative effect of a change in accounting principle	121	(43)
Cumulative effect of a change in accounting principle, net (Note 2)	—	(11)

Net earnings (loss)	$121	$(54)

Basic and diluted net earnings (loss) per share (Note 5):
Earnings (loss) before cumulative effect of a change in accounting principle	$0.54	$(0.19)
Cumulative effect of a change in accounting principle (Note 2)	—	(0.05)

Net earnings (loss)	$0.54	$(0.24)

Dividends paid per share	$0.40	$0.40

See Accompanying Notes to Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
March 28, 2004 and December 28, 2003
(Dollar amounts in millions)
(Unaudited)

	March 28,	Dec. 28,
	2004	2003
Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$74	$171
Receivables, less allowances	1,701	1,484
Inventories (Note 9)	2,020	1,911
Prepaid expenses	471	455

Total current assets	4,266	4,021
Property and equipment, net	12,141	12,243
Construction in progress	251	403
Timber and timberlands at cost, less fee stumpage charged to disposals	4,279	4,287
Investments in and advances to equity affiliates (Note 7)	603	603
Goodwill (Note 8)	3,232	3,237
Deferred pension and other assets	1,287	1,311

	26,059	26,105

Real Estate and Related Assets
Cash and cash equivalents	5	31
Receivables, less discounts and allowances	52	64
Real estate in process of development and for sale	769	723
Land being processed for development	959	922
Investments in unconsolidated entities, less reserves (Note 7)	41	38
Other assets	252	226

	2,078	2,004

Total assets	$28,137	$28,109

See Accompanying Notes to Financial Statements

	March 28,	Dec. 28,
	2004	2003
Liabilities and shareholders’ interest
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 11)	$103	$4
Current maturities of long-term debt (Note 11)	1,129	90
Accounts payable	1,065	1,041
Accrued liabilities (Note 10)	1,212	1,390

Total current liabilities	3,509	2,525
Long-term debt (Note 11)	10,399	11,503
Deferred income taxes	4,303	4,294
Deferred pension, other postretirement benefits and other liabilities	1,391	1,377
Commitments and contingencies (Note 12)

	19,602	19,699

Real Estate and Related Assets
Notes payable and commercial paper (Note 11)	78	1
Long-term debt (Note 11)	887	893
Other liabilities	356	407
Commitments and contingencies (Note 12)

	1,321	1,301

Total liabilities	20,923	21,000

Shareholders’ interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 222,220,256 and 220,200,564 shares	278	275
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,257,192 and 2,292,825	153	156
Other capital	3,042	2,940
Retained earnings	3,693	3,662
Cumulative other comprehensive income	48	76

Total shareholders’ interest	7,214	7,109

Total liabilities and shareholders’ interest	$28,137	$28,109

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the thirteen-week periods ended March 28, 2004 and March 30, 2003
(Dollar amounts in millions)
(Unaudited)

	Consolidated
	March 28,	March 30,
	2004	2003
Cash flows from operations:
Net earnings (loss)	$121	$(54)
Noncash charges (credits):
Depreciation, amortization and fee stumpage	327	324
Deferred income taxes, net	8	(5)
Pension and other postretirement benefits (Note 4)	41	40
Equity in (income) loss of affiliates and unconsolidated entities	(9)	—
Charges for alder antitrust litigation (Note 12)	49	79
Charge for impairment of long-lived assets (Note 14)	1	13
Gain on disposition of assets	(45)	(15)
Foreign exchange transaction (gains) losses (Note 15)	9	(35)
Cumulative effect of a change in accounting principle (Note 2)	—	17
Decrease (increase) in working capital, net of acquisitions:
Receivables	(209)	(147)
Inventories, real estate and land	(189)	(205)
Prepaid expenses	(16)	(31)
Accounts payable and accrued liabilities	(188)	(100)
Other	(96)	10

Net cash from operations	(196)	(109)

Cash flows from investing activities:
Property and equipment	(83)	(132)
Timberlands reforestation	(11)	(14)
Acquisition of timberlands	(21)	(55)
Acquisition of businesses and facilities, net of cash acquired	—	(8)
Net distributions from (investments in) equity affiliates	3	2
Proceeds from sale of:
Property, equipment and other assets	63	42
Mortgage-related financial instruments	—	1
Intercompany advances	—	—
Other	4	(39)

Net cash from investing activities	(45)	(203)

Cash flows from financing activities:
Issuances of debt	—	1
Revolving credit facilities, notes and commercial paper borrowings, net	175	651
Cash dividends	(89)	(89)
Intercompany return of capital	—	—
Payments on debt	(66)	(303)
Exercise of stock options	103	2
Other	(5)	(5)

Net cash from financing activities	118	257

Net change in cash and cash equivalents	(123)	(55)
Cash and cash equivalents at beginning of period	202	122

Cash and cash equivalents at end of period	$79	$67
Cash paid (received) during the period for:
Interest, net of amount capitalized	$303	$263

Income taxes	$113	$4

See Accompanying Notes to Financial Statements

Weyerhaeuser		Real Estate and Related Assets
March 28,	March 30,	March 28,	March 30,
2004	2003	2004	2003

$45	$(116)	$76	$62

325	321	2	3
13	(11)	(5)	6
40	39	1	1
—	5	(9)	(5)
49	79	—	—
1	13	—	—
(45)	(8)	—	(7)
9	(35)	—	—
—	17	—	—

(218)	(153)	9	6
(113)	(195)	(76)	(10)
(16)	(34)	—	3
(151)	(69)	(37)	(31)
(59)	21	(37)	(11)

(120)	(126)	(76)	17

(79)	(128)	(4)	(4)
(11)	(14)	—	—
(21)	(55)	—	—
—	(8)	—	—
(1)	(1)	4	3

63	17	—	25
—	—	—	1
20	19	(20)	(19)
4	(38)	—	(1)

(25)	(208)	(20)	5

—	1	—	—
98	599	77	52
(89)	(89)	—	—
1	21	(1)	(21)
(60)	(251)	(6)	(52)
103	2	—	—
(5)	(5)	—	—

48	278	70	(21)

(97)	(56)	(26)	1
171	115	31	7

$74	$59	$5	$8

$303	$263	$—	$—

$62	$(36)	$51	$40

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
 For the thirteen-week periods ended March 28, 2004 and March 30, 2003
(Unaudited)

Note 1:     Basis of Presentation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. Investments in and advances to unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings. Significant intercompany transactions and accounts are eliminated.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1) Weyerhaeuser, principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real Estate and Related Assets, principally engaged in real estate development and construction and other real estate related activities. The term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. The term “Weyerhaeuser” excludes the Real Estate and Related Assets operations.

The consolidated financial statements are unaudited; however, the consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Financial Statements, such adjustments are of a normal, recurring nature. The consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in financial statements prepared under accounting principles generally accepted in the United States have been omitted in accordance with those rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 28, 2003.

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

The company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as of March 28, 2004. Interpretation 46 (revised) addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Adoption of Interpretation 46 (revised) did not have a material effect on the company’s financial position, results of operations or cash flows.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a Real Estate and Related Assets subsidiary provides subordinated financing to third party developers and homebuilders. Both the fixed price purchase options and the subordinated financing constitute variable interests under Interpretation 46 (revised). The company’s real estate development subsidiaries have entered into 50 lot option purchase agreements with entities created prior to December 31, 2003, with deposits of approximately $86 million at risk. After exhaustive efforts, the company was not able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46 (revised). The total amount that would be paid under these option purchase contracts, if fully exercised, is approximately $535 million. In addition, one of the company’s real estate subsidiaries has approximately $10 million in subordinated loans at risk at March 28, 2004, in 32 variable interest entities.

Note 3:     Stock-Based Employee Compensation

The company uses the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based compensation provided to employees. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The company has consistently defined the past year as the service period for purposes of applying the fair value recognition provisions of Statement 123. As a result, stock-based employee compensation expense is reflected as of the option grant dates in the following table:

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net earnings (loss) as reported	$121	$(54)
Less incremental stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(33)	(25)

Pro forma net earnings (loss)	$88	$(79)

Earnings (loss) per share:
Basic — as reported	$0.54	$(0.24)
Basic — pro forma	$0.39	$(0.36)
Diluted — as reported	$0.54	$(0.24)
Diluted — pro forma	$0.39	$(0.36)

Note 4:     Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $41 million and $40 million in the thirteen weeks ended March 28, 2004, and March 30, 2003, respectively. The components of net periodic benefit costs are:

	Pension		Other Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
	March 28,	March 30,	March 28,	March 30
Dollar amounts in millions	2004	2003	2004	2003

Service cost	$34	$46	$6	$7
Interest cost	64	101	12	13
Expected return on plan assets	(94)	(152)	—	—
Amortization of loss	7	8	4	5
Amortization of prior service cost	9	13	(1)	(1)

	$20	$16	$21	$24

The company contributed $3 million to its Canadian pension plans in the first quarter of 2004 and expects to contribute a total of approximately $44 million to its Canadian pension plans in 2004. The company does not expect to make or be required to make any contributions to its U.S. pension plans during 2004.

Note 5:     Net Earnings Per Share

Basic net earnings (loss) per share are based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings (loss) per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the respective periods.

	Thirteen weeks ended
	March 28,	March 30,
	2004	2003
Weighted average shares outstanding (thousands):
Basic	223,728	221,285
Dilutive effect of stock options	1,344	—

Diluted	225,072	221,285

Options to purchase 157,400 shares were not included in the computation of diluted earnings per share for the thirteen weeks ended March 28, 2004, because the option exercise prices were greater than the average market price of common shares during that period. Options to purchase 13,744,305 shares were not included in the computation of diluted earnings (loss) per share for the thirteen weeks ended March 30, 2003, because the company reported a loss before the cumulative effect of a change in accounting principle for that period.

Note 6:     Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net earnings (loss)	$121	$(54)
Other comprehensive income:
Foreign currency translation adjustments	(25)	143
Unrealized gains on available-for-sale securities	1	—
Net derivative gains (losses) on cash flow hedges	(3)	2
Reclassification of net gains on cash flow hedges	(1)	—

Comprehensive income	$93	$91

Note 7:     Equity Affiliates

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Weyerhaeuser

Weyerhaeuser’s significant equity affiliates as of March 28, 2004, are:

•	Jasmine Forests, LLC — A qualifying special purpose entity formed in 2002 to monetize the note received as part of the consideration for the sale of 115,000 acres of timberlands in western Washington.

•	Jewel Forests, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 104,000 acres of timberlands in western Washington.

•	Liaison Technologies, LLC (formerly known as ForestExpress, LLC) — A 34 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries. Other equity members include Boise Cascade Corporation, Georgia-Pacific Corp., International Paper, MeadWestvaco Corporation and Morgan Stanley.

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing investment management services to institutional and individual investors.

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in pine forests in the Southern Hemisphere.

•	SCA Weyerhaeuser Packaging Holding Company Asia Ltd. — A 50 percent owned joint venture formed to build or buy containerboard packaging facilities to serve manufacturers of consumer and industrial products in Asia. Two facilities are in operation in China.

•	Southern Cone Timber Investors Limited — A 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is on plantation forests in the Southern Hemisphere.

•	WY Carolina Holdings, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 160,000 acres of timberlands in the Carolinas.

•	WY Tennessee Holdings, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 168,000 acres of timberlands in Tennessee.

Unconsolidated financial information for affiliated companies, which are accounted for on the equity method, follows:

	March 28,	Dec. 28,
Dollar amounts in millions	2004	2003

Current assets	$185	$180
Noncurrent assets	1,666	1,682
Current liabilities	156	148
Noncurrent liabilities	778	788

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net sales and revenues	$160	$136
Operating income (loss)	6	(3)
Net loss	(3)	(3)

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

Real Estate and Related Assets

Unconsolidated financial information for entities that are accounted for on the equity method follows:

	March 28,	Dec. 28,
Dollar amounts in millions	2004	2003

Current assets	$18	$14
Noncurrent assets	218	208
Current liabilities	22	21
Noncurrent liabilities	133	130

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net sales and revenues	$18	$20
Operating income	13	9
Net income	10	6

Note 8:     Goodwill

The changes in the carrying amount of goodwill for the thirteen weeks ended March 28, 2004, are as follows:

				Containerboard,
		Wood	Pulp	Packaging and	Corporate
Dollar amounts in millions	Timberlands	Products	and Paper	Recycling	and Other	Total

Balance as of December 28, 2003	$240	$841	$859	$1,280	$17	$3,237
Effect of foreign currency translation and other adjustments	(2)	(3)	—	—	—	(5)

Balance as of March 28, 2004	$238	$838	$859	$1,280	$17	$3,232

Note 9:     Inventories

	March 28,	Dec. 28,
Dollar amounts in millions	2004	2003

Logs and chips	$197	$169
Lumber, plywood, panels and engineered lumber	525	413
Pulp and paper	361	376
Containerboard and packaging	230	248
Other products	196	190
Materials and supplies	511	515

	$2,020	$1,911

Note 10:     Accrued Liabilities

	March 28,	Dec. 28,
Dollar amounts in millions	2004	2003

Payroll — wages and salaries, incentive awards, retirement and vacation pay	$487	$542
Income taxes	102	160
Taxes — Social Security and real and personal property	71	72
Current portion of product liability reserves	21	21
Interest	125	236
Other	406	359

	$1,212	$1,390

Note 11:     Debt

Weyerhaeuser Company had short-term bank credit lines of $1.2 billion under a 364-day revolving facility at December 28, 2003. The 364-day revolving line of credit was renewed during the thirteen weeks ended March 28, 2004, in the amount of $1.2 billion and expires in March 2005. Both Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) can borrow against this facility. WRECO can borrow up to $400 million under the $1.2 billion facility. Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowings of the other under this facility.

In addition, Weyerhaeuser Company has a revolving credit facility agreement entered into with a group of banks that expires in March 2007 and that provides for borrowings up to a total amount of $1.3 billion, all of which is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

Of the total committed bank facilities of $2.5 billion, $2.3 billion was available as of March 28, 2004, for incremental borrowings.

Note 12:      Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002, and the settlement is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. The company incurred claims and related costs in the amount of $2 million and $1 million in the first quarter of 2004 and 2003, respectively, and charged those costs against the reserve. As of March 28, 2004, the company had approximately $81 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

	Thirteen
	weeks ended	Fifty-two weeks ended
	March 28,	Dec. 28,	Dec. 29,
	2004	2003	2002
Number of claims filed during the period	960	3,830	2,995
Number of claims resolved	1,195	4,245	4,690
Number of claims unresolved at end of period	1,595	1,830	2,245
Number of damage awards paid	445	1,770	1,830
Average damage award paid	$1,800	$3,400	$1,900

The higher average damage award paid in 2003 was due primarily to the existence of more awards for multi-family structures and fewer awards for single-family residences in 2003 than in 2002 or 2004. The deadline for filing claims arising from hardboard siding installed between 1981 and 1987 occurred in December 2003.

The company negotiated settlements with its insurance carriers for recovery of $52 million of costs related to these claims. The company has received the full $52 million in recoveries from its insurance carriers.

The company is a defendant in state trial court in two cases that are outside of the settlement involving primarily multi-family structures and residential developments. The company anticipates that other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in a lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict has been appealed and is not included in the two cases mentioned at the state court level. Oral argument on the appeal was heard in April 2004.

Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits named as defendants several other major containerboard and packaging producers. The complaint in the first case alleged the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleged that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period from October 1993 through November 1995. Both suits sought damages, including treble damages, under the antitrust laws. In September 2001, the district court certified both classes. Class certification was upheld on appeal and class members were given until June 9, 2003, to opt out of the class. Approximately 165 members of the classes opted out and filed lawsuits against the company and other producers. Two of the thirteen opt-out lawsuits against the company were filed in state court and the other eleven were filed in federal court. It is possible that additional class members that opted out may file lawsuits against the company in the future. In September 2003, the company, Georgia-Pacific and International Paper filed a motion with the court requesting preliminary approval of a $68 million settlement of the class action litigation. The company recognized a pretax charge of $23 million in the third quarter of 2003, representing Weyerhaeuser’s portion of the settlement. The court granted final approval of the settlement in December 2003. Since no objections were filed, the settlement is final and binding on the companies and class members, other than class members who have opted out. The company has not recorded a reserve for the opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging that from 1996 to present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In August 2001, the complaint was amended to add an additional plaintiff. Prior to trial, one of the plaintiffs withdrew from the litigation. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million, which was automatically trebled to $79 million under the antitrust laws. The company took a pretax charge of $79 million in its first quarter 2003 results. The company’s motion for a judgment notwithstanding the verdict was denied in July 2003. The company has appealed the matter to the U.S. Court of Appeals for the Ninth Circuit. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In April 2003, two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. The first suit (the Westwood case) was brought by four separate corporations located in Oregon and Washington. It alleged that between 1999 and the present, the plaintiff suffered damages and asked the court to award damages, after trebling, of $101 million. On March 9, 2004, the company announced a settlement of the Westwood case for approximately $35 million and the company recognized a pretax charge of $35 million in the first quarter of 2004. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. In its third amended complaint, the plaintiff alleged two causes of action, one for attempted monopolization of alder sawlog and finished lumber markets, and a second cause of action for fraud and breach of fiduciary duty. On the antitrust cause of action, plaintiff sought damages, after trebling, in the amount of $90 million (plus attorney’s fees, costs and disbursements). On the fraud and breach of fiduciary cause of action, plaintiff sought compensatory damages in the amount of $30 million and punitive damages of $300 million. There is no trebling associated with the second cause of action. On April 22, 2004, the company announced a settlement of the Coast Mountain case for $14 million, which resulted in the recognition of a pretax charge of $14 million in the first quarter of 2004.

In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleged monopolization of the alder log and lumber markets from 1998 to present and seeks damages, after trebling, of $32 million. The company filed a motion to dismiss based on insufficiencies in the pleadings. In November 2003, the court granted the company’s motion to dismiss the amended complaint because it failed to state a claim under the federal antitrust laws. The judge gave the plaintiff five business days to file a new complaint to correct the deficiencies in the amended complaint. In November 2003, a second amended complaint was filed. In December 2003, the court denied the company’s motion to consolidate this matter with the Westwood case and trial is scheduled to begin on May 11, 2004. In March 2004, the company received a third amended complaint which increased the request for trebled damages from $32 million to $36 million and also contained a request for divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. Although the company denies liability and is vigorously defending this case, it will be presided over by the same judge who presided in the Initial Alder Case that is on appeal and the judge has issued a number of rulings adverse to the company, including a ruling precluding the company from contesting key issues that were decided against the company in the Initial Alder Case that is currently on appeal. Accordingly, the company recognizes that the company is not likely to prevail at the trial court level in this case and intends to appeal any adverse judgment in this case. The company has not recorded a reserve related to this lawsuit and is unable to estimate at this time the amount of charges, if any, that may be required for this lawsuit in the future.

In March 2004, the company was provided with two additional proposed complaints which have not been filed in court. Combined, the two new matters seek trebled damages of $47 million from the company’s alleged monopolization of the Pacific Northwest alder market. The company has reached an agreement to extend any filing of these matters until June 30, 2004. The company has not recorded a reserve related to these matters and is unable to estimate at this time the amount of charges, if any, that may be required for these matters in the future.

In addition, on April 29, 2004, a civil antitrust lawsuit was filed against the company in U.S. District Court in Portland, Oregon. The complaint alleges that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case that is currently on appeal, the company monopolized the market for finished alder lumber in the Pacific Northwest and as a consequence has been able to charge monopoly prices for finished alder lumber. The lawsuit requests class certification primarily for businesses that sold finished alder products manufactured with finished alder lumber produced by the company from 2000 to the present. The lawsuit claims that the purported class may have realized over $100 million in direct damages, and seeks direct and treble damages under the antitrust laws in an amount to be determined at trial. The lawsuit also seeks injunctive relief to ensure the availability of alder sawlogs for saw mills competing with the company, which could include termination of certain of the company’s contracts to purchase alder logs or the company’s control over certain timberlands. The lawsuit has been assigned to the same judge who presided over the Initial Alder Case that is on appeal, the Westwood and Coast Mountain cases that the company settled and the Washington Alder case that is scheduled for trial on May 11, 2004. The company disagrees with the allegations in the purported class action lawsuit and plans to vigorously defend this case. The plaintiffs in the Initial Alder Case also claimed that the company had monopolized the finished alder lumber market in the Pacific Northwest, but the jury found in favor of the company on this claim and those plaintiffs have not appealed this finding.

Paragon Trade Brands, Inc., Litigation. In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in January 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. In June 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. In October 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. In November 2002, the company filed a motion for reconsideration with the Bankruptcy Court. In June 2003, the judge issued an oral ruling denying the motion for reconsideration and set an

October 30, 2003, trial date for determination of the damages. In September 2003, the U.S. District Court declined to grant discretionary review of the bankruptcy court’s partial summary judgment decision on liability. The damages phase of the case began on October 30, 2003, and was concluded on December 16, 2003. The bankruptcy court initially asked both parties to present findings of fact and conclusions of law by the end of January 2004, but then extended the date to February 9, 2004. The damages requested by the plaintiff have changed. In October 1999, the plaintiff was seeking damages in excess of $420 million. In its proposed findings of fact and conclusions of law, the plaintiff requested damages in the range of $675 million to $832 million, primarily as a result of a new request for prejudgment interest. The company believes the plaintiff is not entitled to prejudgment interest under applicable law. The amount of damages, if any, the company may ultimately be exposed to is dependent on many unknown factors such as how the damages issues remaining to be decided by the bankruptcy court are resolved; whether an appeal to the U.S. District Court and/or Court of Appeals for the Eleventh Circuit is successful; the outcome of any retrial ordered by an appellate court; and whether a summary judgment in favor of the company on liability is ordered by an appellate court. The company has not established a reserve for this matter because, based upon the information available to the company on the date hereof, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management does not believe the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, for establishing a reserve in this matter have been met. Even if the Bankruptcy Court should award damages against the company, management does not believe that the requirements of Statement 5 will have been met, and accordingly, the company does not intend to recognize a charge at the time of such a damage award. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations, cash flows or financial condition for the quarter or the year in which such a charge may be recognized. The company plans to appeal the partial summary judgment decision on liability and any damages award on completion of the damages phase of the trial.

Other Litigation. The company is a party to other matters generally incidental to its business in addition to the matters described above.

Summary. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, management currently believes that adequate reserves have been established for probable losses from litigation when the amount could be reasonably determined. Management further believes that the ultimate outcome of these legal proceedings could materially adversely affect our results of operations, cash flows or financial condition in any given quarter or year but will not have a material adverse effect on the company’s long-term results of operations, cash flows or financial position.

Countervailing and Anti-dumping Duties

In April 2001, the Coalition for Fair Lumber Imports (Coalition) filed two petitions with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and anti-dumping tariffs be imposed on softwood lumber imported from Canada.

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. As a result, the company has made cash deposits relating to the CVD and anti-dumping actions at the rate of approximately $25 million to $30 million per quarter beginning in May 2002. The company incurred countervailing and anti-dumping duties and related costs of $26 million and $24 million in the thirteen weeks ended March 28, 2004, and March 30, 2003, respectively.

In June 2003, the Department began the process of an annual review to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping duty and CVD to impose. It is expected that final verification and determination should be complete in late 2004. The determination will be subject to further review if appealed. The annual review process will be conducted for a period of five years. In 2007, both the countervailing duty and anti-dumping orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping will continue or a countervailing subsidy is likely to recur if the relevant order were to be revoked.

The Canadian Government, the company and other Canadian companies appealed the Department’s 2002 anti-dumping and CVD determinations and the ITC’s 2002 injury determination in separate appeals under the North American Free Trade Agreement (NAFTA). The panel convened to review the Department’s findings on anti-dumping ruled that the Department must change its methodology for computing differences in merchandise when there is no product sold domestically that is similar to the exported product and, as a result, “comparable” products are used to calculate whether dumping is occurring. The panel convened to review the CVD decision ruled that cross-border comparisons are an invalid method to determine and measure subsidies. Finally, the panel convened to review the ITC finding of a threat of injury found that the ITC’s findings were not supported by the record and ordered the ITC to reconsider the findings. If the ITC fails to support its findings of threat of injury, the deposits collected to date would be refunded.

With the support of provincial governments, the federal government of Canada also moved for review by dispute settlement panels under the World Trade Organization (WTO) and those reviews are currently in process. One WTO panel has also issued an opinion finding that cross-border comparisons to determine and measure subsidies are not proper. In addition, the WTO appeals body has affirmed a panel ruling against the United States that the so-called “Byrd Amendment,” which gives U.S. firms cash from anti-dumping and countervailing duties applied on foreign imports, is inconsistent with U.S. international obligations. The deadline for the United States to comply with this WTO ruling has expired. The countries that obtained the ruling asked the WTO for permission to levy sanctions against the United States. An arbitration will address the U.S. objection to the level of sanctions sought. The U.S. administration has recommended that the law be changed to comply with that ruling, but whether or when Congress will implement that recommendation is uncertain.

In December 2003, the Department issued a decision on the remand from the NAFTA Panel in the CVD investigation. The decision has been resubmitted to the NAFTA panel for a ruling on the calculation. A decision by this panel is expected in mid-May. If the decision on remand is not further appealed or altered, it would have the effect of reducing the applicable CVD deposit rate to 13.3 percent. In addition, the WTO appellate body recently issued a decision in the CVD case which reopened the use of cross-border comparisons as a benchmark. In January 2004, a WTO anti-dumping panel rejected a portion of the method of calculation of the anti-dumping rate. It is not possible to predict whether these decisions will be appealed or their impact on the company’s business at this time.

In March 2004, the NAFTA Softwood Lumber Anti-dumping Panel upheld the Department’s decisions on several issues including the calculation of countervailing profits in issuing its second remand determination. On April 21, 2004, the Department announced its decision on implementing the NAFTA Softwood Lumber Anti-dumping Panel decision. The decision did not have a material effect on the anti-dumping tariff that forms part of the deposits the company has been making.

Also in March 2004, a WTO panel announced its final ruling faulting a U.S. ITC finding of potential injury resulting from dumped and subsidized imports of softwood lumber from Canada. This WTO ruling supports the NAFTA panel remand to the ITC on the same subject in September 2003. On April 29, 2004, a NAFTA panel ruled that the United States had failed to prove that U.S. timber companies were threatened with injury from Canadian shipments of softwood lumber. The panel held that the finding by the U.S. ITC that U.S. firms were threatened by Canadian softwood lumber shipments was “not in accordance with the law and is not supported by substantial evidence.”

The panel once again remanded the case back to the ITC with instructions to conduct its threat of injury analysis in accordance with four specific holdings of the panel that overturn the principal bases for the affirmative threat finding in the ITC’s December 15, 2003, remand determination. The ITC has been instructed to issue its remand decision within 21 days. If the ITC rules that there is no injury, the Coalition has the option of challenging the ITC decision, which would add 90 to 100 days or more to the process. The U.S. government may file an extraordinary challenge of this decision of the NAFTA panel. This process could take three to four months, or possibly longer. A continued reversal of the ITC position on injury could result in the current duty orders being revoked early in 2005, assuming such a decision survives an extraordinary challenge.

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

In January 2004, the Ministry of Commerce of the People’s Republic of China (MOC) received a petition requesting an anti-dumping investigation on the importing of unbleached kraft liner/linerboard originating in the United States, Thailand, Korea and Taiwan. On March 31, 2004, the MOC announced it would conduct an investigation of the petition. The period of investigation for dumping is from January 1, 2003, to December 31, 2003, and the period of investigation for industry injury is from January 1, 2001, to December 31, 2003. The announcement included Weyerhaeuser as one of five producers in the United States that are subject to the investigation. The company registered with the MOC in April 2004 and will participate in the investigation. The company is unable to determine at this time whether such investigation could result in the imposition of tariffs; however, the company does not currently believe that any such tariffs would have a material adverse effect on its results of operations, cash flows or financial condition.

Environmental Matters

In April 1999, the Johnsonburg, Pennsylvania, paper and pulp mill that the company acquired in its 2002 acquisition of Willamette Industries, Inc. received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act. Management has met with federal and state officials to resolve the matters alleged in the NOV and will continue to work with officials to narrow issues in dispute. Management believes that it is reasonably possible that a settlement will be reached at a future date that may involve payment of a penalty of approximately $900,000 and the installation of pollution control equipment.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the first quarter of 2004, the company has established reserves totaling $50 million for estimated remediation costs on all of the approximately 72 active sites across its operations. Environmental remediation reserves totaled $51 million at the end of 2003. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $1 million and $9 million in the first quarters of 2004 and 2003, respectively. The company incurred remediation costs of $2 million and $1 million in the first quarters of 2004 and 2003, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $70 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser Company has guaranteed approximately $64 million of debt of unconsolidated entities and other parties, which includes the guarantee of $25 million of debt that has been legally defeased. In connection with the defeasance, Weyerhaeuser Company would be required to pay under the guarantee if the U.S. government securities set aside in an escrow account are insufficient to pay off the debt in 2005. The value of the assets in the escrow account as of March 2004 is approximately $29 million. With respect to the other guarantees, approximately $35 million expire in 2004, $2 million expire in 2005 and $2 million expire in 2006. As of March 28, 2004, Weyerhaeuser accrued liabilities include obligations of approximately $8 million recorded in connection with these guarantees.

As of March 28, 2004, the Real Estate and Related Assets segment has guaranteed performance under two operating leases with future lease payments of approximately $28 million and $26 million of mortgages sold with recourse. In each case, the Real Estate and Related Assets segment would be required to perform if the obligor were to default. The mortgage guarantees expire as the underlying loans mature through 2019.

Warranties

Weyerhaeuser Real Estate Company provides warranties on home sales closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability was approximately $10 million at both March 28, 2004, and December 28, 2003.

Note 13:     Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for the integration of Willamette Industries and Weyerhaeuser’s overall cost-reduction efforts:

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Change-in-control agreements	$7	$10
Severance and outplacement costs	6	12
Professional services	1	2
Other	1	5

	$15	$29

As of March 28, 2004, Weyerhaeuser accrued liabilities included approximately $15 million of severance accruals related to integration and restructuring charges recognized form 2002 through March 28, 2004. These accruals are associated with the termination of approximately 165 employees expected to occur during 2004.

Note 14:	Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Impairment of long-lived assets	$1	$13
Severance and outplacement costs	—	8
Other closure costs	—	1

	$1	$22

The first quarter 2003 charges include $19 million related to the permanent closure of a plywood mill.

Changes in accrued severance during the thirteen weeks ended March 28, 2004, were as follows:

Dollar amounts in millions

Accrued severance as of December 28, 2003	$23
Costs incurred and charged to expense	—
Payments	(8)

Accrued severance as of March 28, 2004	$15

Note 15:	Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, includes the following pretax items:

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Gain on sale of facility	$(33)	$—
Charges for alder antitrust litigation (Note 12)	49	79
Foreign exchange transaction (gains) losses	9	(35)
Other, net	(11)	(7)

	$14	$37

Foreign exchange transaction gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 16:	Subsequent Events

Stock Option Exercise and Share Repurchase Program

On April 13, 2004, the company instituted a program to purchase shares from a limited number of employees who have been limited in their ability to sell shares issuable upon exercise of their stock options as a result of trading restrictions the company imposes on such employees. Under this program, the option holders are permitted to effect a cashless exercise of their stock options followed by an immediate sale to the company of the common shares issued on such cashless exercise, so that there will be no market transaction in connection with such exercises. Only those options granted to 21 participating employees on or prior to April 19, 1999, (representing options to purchase 578,486 common shares) are eligible to be exercised under the program.

The program went into effect on April 13, 2004, and will remain in effect until April 1, 2005, unless further extended by the company’s Board of Directors. Options eligible for the program may also be exercised outside of the program through the company’s normal broker-assisted cashless exercise program, subject to the company’s insider trading policy.

The program will result in variable accounting treatment for the stock options included in the program. The company expects to record a pretax charge in the second quarter of 2004 of approximately $8 million in connection with the adoption of the program. Additional charges or credits will be recorded in the future (including the second quarter of 2004), depending on changes in quoted prices for the company’s common shares after April 13, 2004, and the number of eligible options outstanding. Variable accounting treatment will continue until the program expires, or eligible options are exercised or terminate, if earlier.

Common Share Offering

The company issued 16,675,000 common shares on May 5, 2004. The company expects to use the net proceeds (after deduction of the underwriting discount) of $954 million from the issuance to retire a portion of its outstanding debt.

2004 Long-Term Incentive Plan

At the company’s April 13, 2004, annual meeting, the company’s shareholders approved a new long-term incentive plan (the 2004 Plan). The 2004 Plan replaces the long-term incentive plan that was approved by shareholders in 1998 (the 1998 Plan) and no further grants will be made under the 1998 Plan.

Note 17:	Business Segments

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s principal business segments are:

•	Timberlands, which includes logs, chips and timber;

•	Wood Products, which includes softwood lumber, plywood and veneer, composite panels, oriented strand board, hardwood lumber, engineered lumber, raw materials and building materials distribution;

•	Pulp and Paper, which includes pulp, paper and liquid packaging board;

•	Containerboard, Packaging and Recycling; and

•	Real Estate and Related Assets.

During the fourth quarter of 2003, the company changed the structure of its raw materials sourcing operations in Canada. During the first quarter of 2004, the company also changed the structure of its raw materials sourcing operations in the Southern United States. As a result, raw materials that used to be purchased by the Wood Products and Pulp and Paper segments are now managed by and reported as intersegment sales of the Timberlands segment. Comparative information has been restated to conform to the new presentation.

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Sales to and revenues from unaffiliated customers:
Timberlands	$251	$242
Wood Products	2,147	1,758
Pulp and Paper	969	994
Containerboard, Packaging and Recycling	1,066	1,069
Real Estate and Related Assets	469	445
Corporate and Other	135	106

	5,037	4,614

Intersegment sales:
Timberlands	436	452
Wood Products	83	66
Pulp and Paper	12	10
Containerboard, Packaging and Recycling	9	12
Corporate and Other	3	3

	543	543

Total sales and revenues	5,580	5,157
Intersegment eliminations	(543)	(543)

	$5,037	$4,614

Contribution (charge) to earnings:
Timberlands	$159	$149
Wood Products	173	(150)
Pulp and Paper	(25)	10
Containerboard, Packaging and Recycling	24	80
Real Estate and Related Assets	120	95
Corporate and Other	(76)	(46)

	375	138
Interest expense (Weyerhaeuser only)	(195)	(208)
Less capitalized interest (Weyerhaeuser only)	3	5

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	183	(65)
Income taxes	(62)	22

Earnings (loss) before cumulative effect of a change in accounting principle	121	(43)
Cumulative effect of a change in accounting principle, net	—	(11)

Net earnings (loss)	$121	$(54)

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “will,” “expects,” “may,” “should,” “approximately,” “anticipates,” “indicates,” “plans,” and “estimates,” and the negative or other variations of those terms with comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding: improvement in our pulp, paper and containerboard markets, higher export and domestic log sales volumes and seasonally higher fee harvest in the second quarter 2004, increased demand and pricing for wood products in second quarter 2004, price increases and stable demand for pulp and paper in the second quarter 2004, greater demand for boxes in second quarter 2004, increasing prices, shipments and old corrugated container (OCC) costs in the containerboard markets in second quarter 2004, continuing strong housing demands, contributions to earnings in second quarter 2004 of the company’s business segments, expected repayment of company debt and return to historic debt ratios, anticipated capital expenditures, the effect of pending litigation on the company’s financial position, cash flows or results of operations, projected effects of reduction in returns and assumed discount rates on pension expense, expected contributions to pension plans and similar matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	the effect of general economic conditions, including the level of interest rates and housing starts;

•	market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	energy prices;

•	raw material prices;

•	transportation disruptions;

•	performance of the company’s manufacturing operations;

•	the successful execution of internal performance plans;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	the risk of loss from fires, floods and other natural disasters;

•	legal proceedings; and

•	performance of pension fund investments.

The company is also a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan, and by changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar, and restrictions on international trade or tariffs imposed on imports, including the countervailing and anti-dumping duties imposed on the company’s softwood lumber shipments from Canada to the United States. These and other factors could cause or contribute to actual results differing materially from such forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any of them occurs, what effect they will have on the company’s results of operations, cash flows or financial condition. The company expressly declines any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date of this report.

Results of Operations

The term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries. The term “Weyerhaeuser” excludes Real Estate and Related Assets.

Consolidated Results

A summary of consolidated results for the thirteen-week periods ended March 28, 2004, and March 30, 2003, follows:

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions, except per-share data	2004	2003

Net sales and revenues	$5,037	$4,614
Operating income	352	121
Net earnings (loss)	121	(54)
Net earnings (loss) per share, basic and diluted	0.54	(0.24)

Net sales and revenues increased $423 million, or 9 percent, in the first quarter of 2004 as compared to the first quarter of 2003. The majority of the increase in sales resulted from improved prices across the Wood Products segment.

Items that Affected Results:

A summary of some significant items that are included in operating income and net earnings (loss) follows:

	Operating income			Net earnings (loss)
	Thirteen weeks ended			Thirteen weeks ended
Dollar amounts in millions	March 28, 2004	March 30, 2003	Change	March 28, 2004	March 30, 2003	Change

(Charge) benefit:
Gain on sale of facility	$33	$—	$33	$22	$—	$22
Alder antitrust litigation	(49)	(79)	30	(32)	(52)	20
Foreign exchange gains (losses)	(9)	35	(44)	(6)	24	(30)
Integration and restructuring	(15)	(29)	14	(10)	(19)	9
Change in an accounting principle	—	—	—	—	(11)	11
Facility closures	(1)	(22)	21	(1)	(15)	14

These and other factors that affected the quarter-to-quarter comparison of operating income and net earnings (loss) are discussed in the segment analyses that follow.

Timberlands

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net sales and revenues	$251	$242
Contribution to earnings	159	149

Third party log sales volumes and fee harvest volumes for Timberlands for the thirteen week periods ended March 28, 2004, and March 30, 2003, are as follows:

	Thirteen weeks ended
	March 28,	March 30,
Volumes in thousands	2004	2003

Third party log sales — cunits (100 cubic feet)	1,044	984
Fee harvest — cunits (100 cubic feet)	2,265	2,555

Net sales and revenues increased $9 million, or 4 percent, for the thirteen-week period ended March 28, 2004, compared to the thirteen-week period ended March 30, 2003. Sales of logs increased $31 million and other revenues, primarily related to sales of nonstrategic timberlands, decreased $22 million. The volume of logs sold to export and domestic markets was up 3 percent and 13 percent, respectively, in the thirteen weeks ended March 28, 2004, as compared to the thirteen weeks ended March 30, 2003. Price realizations, which include freight and are net of normal sales deductions, increased approximately 13 percent in the West, and approximately 5 percent in the South from first quarter 2003 to first quarter 2004.

Contribution to earnings increased $10 million for the thirteen weeks ended March 28, 2004 compared to the thirteen weeks ended March 30, 2003. Items that affected the quarterly comparison of Timberlands’ contribution to earnings include the following:

•	Changes in sales price and mix added approximately $23 million to first quarter 2004 contribution to earnings, as both export and domestic markets improved from first quarter 2003 to first quarter 2004.

•	Fee harvest volume for the thirteen weeks ended March 28, 2004, was 290,000 cunits lower than for the thirteen weeks ended March 30, 2003. This was due mainly to the fourth quarter 2003 sale of 328 thousand acres of timberlands in the Carolinas and Tennessee. In addition, the fee harvest volume in coastal British Columbia was lower in the first quarter of 2004 than in the first quarter of 2003 due to favorable weather conditions that occurred in 2003. The decrease in fee harvest volume resulted in a reduction in contribution to earnings of approximately $14 million.

•	Operating costs were slightly higher in the first quarter of 2004 than in the first quarter of 2003. The increase primarily resulted from the effect of translating Canadian-denominated harvesting costs of coastal British Columbia operations into U.S. dollars. The Canadian dollar was stronger against the U.S. dollar in the first quarter 2004 than in the first quarter 2003.

Timberlands’ contribution to earnings in the second quarter of 2004 is expected to be slightly higher than the first quarter of 2004 due to higher export and domestic log volumes, and a seasonally higher fee harvest.

Wood Products

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net sales and revenues	$2,147	$1,758
Contribution (charge) to earnings	173	(150)

Net sales and revenues increased $389 million, or 22 percent, for the thirteen-week period ended March 28, 2004, compared to the thirteen-week period ended March 30, 2003. The increase in net sales and revenues was primarily due to higher average sales prices for softwood lumber, oriented strand board (OSB), plywood, composite panels, and engineered lumber products. Sales volumes for most product lines, with the exception of composite panels, declined slightly from the first quarter of 2003 to the first quarter of 2004.

Contribution to earnings for Wood Products was $173 million in the thirteen weeks ended March 28, 2004, compared to a loss of $150 million in the thirteen weeks ended March 30, 2003. Items that affected the quarterly comparison of Wood Products’ contribution to earnings include the following:

•	The surge in demand for building products that began in the second half of 2003 and carried over to the first quarter of 2004 caused significant upward price pressure for structural lumber and panel products when compared to the first quarter of 2003. Demand for furniture also increased in the last half of 2003 and the first quarter of 2004, which caused upward price pressure in non-structural wood products such as particleboard, medium density fiberboard (MDF), and appearance grades of softwood and hardwood lumber. The overall price improvements for wood products resulted in an increase in first quarter 2004 contribution to earnings of approximately $275 million.

•	The increases in OSB and veneer prices negatively impacted raw material costs for engineered lumber products, as the company sources a significant percentage of these raw material needs from other producers. Costs increased for OSB due to increases in wood and resin prices, and changes in product mix. Costs for lumber and OSB operations in Canada increased as a result of the effect of the strengthening of the Canadian dollar against the U.S. dollar on the translation of Canadian-denominated operating costs into U.S. dollars. These factors were partially offset by cost efficiencies realized in the company’s coastal British Columbia operations. The net effect of these items was a negative variance in contribution to earnings of approximately $39 million.

•	Wood Products recognized a $79 million charge for litigation and a $22 million charge for facility closures in the first quarter of 2003, compared to a $33 million gain on the sale of an OSB mill and a $49 million charge for litigation settlements in the first quarter of 2004.

Second quarter 2004 results for the Wood Products segment are expected to be significantly higher than first quarter due to continued high demand and the resulting effects on prices for all wood products. This outlook assumes that the transportation disruptions in truck, rail and ocean freight services that the company began to experience in the first quarter will continue into the second quarter, but will not significantly impair the company’s ability to ship products to customers.

Third party sales and total production volumes for the major products in Wood Products are as follows:

	Thirteen weeks ended
	March 28,	March 30,
Third party sales volumes (millions, except logs)	2004	2003

Softwood lumber — board feet	2,054	2,175
Plywood — square feet (3/8”)	642	664
Veneer — square feet (3/8”)	55	62
Composite panels — square feet (3/4”)	301	267
Oriented strand board — square feet (3/8”)	981	1,025
Hardwood lumber — board feet	100	106
Logs — in thousands of cunits (100 cubic feet)	170	170

	Thirteen weeks ended
	March 28,	March 30,
Total production volumes (millions)	2004	2003

Softwood lumber — board feet	1,760	1,842
Plywood — square feet (3/8”)	422	478
Veneer — square feet (3/8”) (1)	585	593
Composite panels — square feet (3/4”)	268	231
Oriented strand board — square feet (3/8”)	1,031	1,011
Hardwood lumber — board feet	89	98

(1) Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Pulp and Paper

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net sales and revenues	$969	$994
Contribution (charge) to earnings	(25)	10

Net sales and revenues decreased $25 million, or 3 percent, for the thirteen-week period ended March 28, 2004, compared to the thirteen-week period ended March 30, 2003. The decrease in net sales and revenues was driven by a $61 million decrease in fine paper sales. First quarter unit shipments were approximately equal year over year, but price realizations, which include freight and are net of normal sales deductions, decreased approximately $78 per ton, or 10 percent, for the thirteen weeks ended March 28, 2004, as compared to the thirteen weeks ended March 30, 2003.

A $30 million increase in pulp sales partially offset the decrease in sales of fine paper. First quarter unit shipments of pulp were consistent year over year, while price realizations, which include freight and are net of normal sales deductions, improved approximately $47 per ton, or 10 percent, for the thirteen weeks ended March 28, 2004, as compared to the thirteen weeks ended March 30, 2003.

Contribution to earnings decreased $35 million in the thirteen weeks ended March 28, 2004, as compared to the thirteen weeks ended March 30, 2003. In addition to the decrease in net sales and revenues, the year over year comparison of first quarter contribution to earnings was impacted by the following factors:

•	The strengthening of the Canadian dollar against the U.S. dollar in the first quarter of 2004 resulted in increased operating costs of the segment’s Canadian facilities of approximately $43 million, resulting from the translation of Canadian-denominated costs into U.S. dollars.

•	Raw material costs increased approximately $13 million, primarily due to increased prices paid for chips at most locations.

•	Energy costs decreased approximately $18 million, primarily due to lower natural gas prices.

•	Operating efficiencies resulting from the closure of two paper machines during 2003, restructuring of operations at several facilities during 2003 and other productivity improvements resulted in approximately $32 million of cost reductions in the first quarter of 2004, compared to the same period in the prior year.

The company expects the Pulp and Paper segment to return to profitability in the second quarter of 2004. Prices for pulp and paper are expected to increase in the second quarter. Shipments are expected to remain stable for both of these product lines. The company does not currently expect transportation disruptions, such as those discussed in the Wood Products analysis, to have a significant adverse impact on Pulp and Paper’s second quarter 2004 earnings.

Third party sales and total production volumes for major Pulp and Paper products follow:

	Thirteen weeks ended
	March 28,	March 30,
Third party sales volumes (thousands)	2004	2003

Pulp — air-dry metric tons	624	623
Paper — tons (1)	741	737
Coated groundwood — tons	59	61
Liquid packaging board — tons	66	60
Paper converting — tons	483	502

	Thirteen weeks ended
	March 28,	March 30,
Total production volumes (thousands)	2004	2003

Pulp — air-dry metric tons	645	654
Paper — tons (2)	743	757
Coated groundwood — tons	55	62
Liquid packaging board — tons	61	56
Paper converting — tons	490	516

(1) Includes unprocessed rolls and converted paper volumes.

(2) Paper machine production.

Containerboard, Packaging and Recycling

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net sales and revenues	$1,066	$1,069
Contribution to earnings	24	80

Net sales and revenues for the first quarter of 2004 were approximately equal to net sales and revenues in the first quarter of 2003. The following factors impacted the comparison of first quarter net sales and revenues:

•	Sales of corrugated containers decreased $26 million. Price realizations, which include freight and are net of normal sales deductions, declined approximately 5 percent in the first quarter of 2004, compared to the first quarter of 2003. Unit shipments increased 394 million square feet, or approximately 2 percent, which partially offset the effect of lower prices.

•	Sales of recycled products increased $20 million. Sales volumes increased approximately 85,000 tons, or 14 percent, and price realizations, which include freight and are net of normal sales deductions, increased approximately 17 percent.

•	Containerboard sales increased $4 million. Unit shipments increased 29,000 tons, or 13 percent, but price realizations, which include freight and are net of normal sales deductions, declined $22 per ton, or approximately 6 percent.

Contribution to earnings decreased $56 million in the thirteen weeks ended March 28, 2004, compared to the thirteen weeks ended March 30, 2003. Factors that affected the segment’s contribution to earnings, other than changes in net sales and revenues, were as follows:

•	Raw material costs for old corrugated containers (OCC) and chips increased approximately $22 million in the thirteen weeks ended March 28, 2004, as compared to the thirteen weeks ended March 30, 2003. OCC prices increased approximately $19 per ton and chip costs increased approximately $6 per ton.

•	Manufacturing costs improved by approximately $9 million, primarily due to lower maintenance costs.

•	Market-related downtime at the containerboard mills was approximately 32,000 tons in the thirteen weeks ended March 28, 2004, compared to 141,000 tons in the thirteen weeks ended March 30, 2003.

Improving economic conditions are expected to result in greater demand for boxes in the second quarter of 2004. As a result, the company expects higher second quarter earnings for the Containerboard, Packaging and Recycling segment, due primarily to increasing prices and shipments, partially offset by higher OCC costs. The company does not currently expect transportation disruptions, such as those discussed in the Wood Products analysis, to have a significant adverse impact on Containerboard, Packaging and Recycling’s second quarter 2004 earnings.

Third party sales and total production volumes for Containerboard, Packaging, and Recycling follow:

	Thirteen weeks ended
	March 28,	March 30,
Third party sales volumes (thousands)	2004	2003

Containerboard — tons	262	221
Packaging — MSF	18,146	17,752
Recycling — tons	665	593
Kraft bags and sacks — tons	24	25

	Thirteen weeks ended
	March 28,	March 30,
Total production volumes (thousands)	2004	2003

Containerboard — tons	1,503	1,429
Packaging — MSF	19,493	18,977
Recycling — tons (1)	1,607	1,528
Kraft bags and sacks — tons	24	25

(1) Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Real Estate and Related Assets

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003

Net sales and revenues	$469	$445
Contribution to earnings	120	95

Net sales and revenues increased $24 million and contribution to earnings increased $25 million in the thirteen weeks ended March 28, 2004, compared to the thirteen weeks ended March 30, 2003. Sales in markets where the company operates remained strong during the first quarter of 2004. Net sales and revenues attributable to single family home sales were $402 million and $372 million in the first quarters of 2004 and 2003, respectively. The segment closed 1,065 single family home sales during the thirteen weeks ended March 28, 2004, as compared to 1,010 single family home sales in the thirteen weeks ended March 30, 2003. The average sales price for single family homes was approximately $377,000 in first quarter of 2004, and approximately $368,000 in the first quarter of 2003. Results for the thirteen weeks ended March 28, 2004, included an acreage sale which resulted in a pretax gain of $22 million. Results for the thirteen weeks ended March 30, 2003, included the sale of an apartment complex and two office buildings, which resulted in a pretax gain of $18 million.

Housing sales remain strong with a backlog of homes sold, but not closed, exceeding six months. Second quarter 2004 earnings from new home sales are expected to be comparable to the first quarter.

Corporate and Other

	Thirteen weeks ended
	March 28,	March 30,
Dollar amounts in millions	2004	2003
Net sales and revenues	$135	$106
Contribution (charge) to earnings.	(76)	(46)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings includes the following:

•	Foreign exchange transaction gains (losses) were ($10 million) and $35 million in the thirteen-week periods ended March 28, 2004, and March 30, 2003, respectively. Foreign exchange transaction gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	Charges for integration and restructuring activities were $11 million and $20 million for the thirteen weeks ended March 28, 2004, and March 30, 2003, respectively. The charges include costs associated with the integration of Willamette, such as charges associated with change-in-control agreements and scheduled severance payments, and Weyerhaeuser’s overall cost-reduction efforts.

•	Charges of $1 million and $9 million were recognized during the thirteen weeks ended March 28, 2004, and March 30, 2003, respectively, to increase the reserve for environmental remediation costs (see Note 12 of Notes to Financial Statements).

Income Taxes

The company’s effective income tax rate was 34.0 percent and 34.5 percent in the thirteen weeks ended March 28, 2004, and March 30, 2003, respectively. The company’s effective income tax rate is affected by state income taxes, the benefits of tax credits and the export sales incentive.

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

Operations

Consolidated net cash used by operations was $196 million in the thirteen weeks ended March 28, 2004, an increase of $87 million over $109 million used in the thirteen weeks ended March 30, 2003. The primary components of the change follow:

•	Cash received from Weyerhaeuser customers, net of cash paid to employees, suppliers and others, increased $112 million. The primary driver of this increase was the additional cash received from the sale of wood products, partially offset by increased manufacturing costs in both the Wood Products and Containerboard, Packaging and Recycling segments.

•	Real Estate and Related Assets experienced an $83 million decrease in cash received from customers, net of cash paid to employees, suppliers and others. The additional use of cash is primarily attributable to increasing inventories and land for development and making additional deposits on real estate.

•	Cash paid for income taxes was $109 million higher in the thirteen weeks ended March 28, 2004, as compared to the same period in 2003. The difference is primarily due to the timing of tax payments related to the 2003 and 2002 tax years, which are actually paid in the first quarter of the following year.

Investing

Weyerhaeuser’s capital expenditures for the thirteen weeks ended March 28, 2004, excluding acquisitions and Real Estate and Related Assets, were $90 million, compared to $142 million in the thirteen weeks ended March 30, 2003. Capital spending by segment for the thirteen weeks ended March 28, 2004, was $15 million for Timberlands; $14 million for Wood Products; $36 million for Pulp and Paper; $12 million for Containerboard, Packaging and Recycling; and $13 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $750 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

Financing

Weyerhaeuser increased its interest-bearing debt by $34 million during the thirteen weeks ended March 28, 2004. This includes $60 million of payments on long-term debt, offset by $98 million in short-term borrowings. The short-term borrowings were used primarily to partially fund a seasonal increase in working capital. The remaining first quarter 2004 increase in working capital was funded from cash flows from operations.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have established 364-day and multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of March 28, 2004. The multi-year revolving line of credit expires in March 2007. WRECO can borrow up to $400 million under the 364-day facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of March 28, 2004, $2.3 billion was available under these bank facilities for incremental borrowings.

Weyerhaeuser’s debt-to-total-capital ratio, excluding Real Estate and Related Assets, was 51.9 percent as of March 28, 2004, compared to 52.0 percent at the end of 2003. Debt reduction is the company’s highest priority, and Weyerhaeuser expects to return to historic debt ratios within five years from the time of the Willamette acquisition. For purposes of computing this ratio, debt includes Weyerhaeuser’s interest-bearing debt and capital lease obligations and total capital consists of debt, shareholders’ interest, deferred taxes and minority interest in subsidiaries, net of Weyerhaeuser’s investments in Real Estate and Related Assets subsidiaries.

The company issued 16,675,000 common shares on May 5, 2004. The company expects to use the net proceeds (after deduction of the underwriting discount) of $954 million from the issuance to retire a portion of its outstanding debt.

The company is currently a defendant in two lawsuits that have gone to trial or will go to trial in the second quarter of 2004. Trial in the Washington Alder litigation is scheduled to commence on May 11, 2004. Findings of fact and conclusions of law on the damages phase in the Paragon Trade Brands litigation were submitted February 9, 2004. These cases are described in Note 12 of Notes to Financial Statements. The company has not recorded a reserve related to these two lawsuits and is unable to estimate at this time the amount of damages, if any, that may be awarded in these lawsuits. The company disagrees with the assertions in these two lawsuits and plans to appeal any judgments of liability and damage awards that may be issued in these lawsuits. In the event of any such appeal, the company will be required to post cash or bonds in the amount of the damage award being appealed. The company believes that even if judgments in both of these lawsuits are entered against the company and damages are awarded in the amounts claimed by the plaintiffs, the company has sufficient liquidity to enable the company to post the required appeal bonds.

Critical Accounting Policies

Pension and Postretirement Benefit Plans

The company sponsors several pension and postretirement benefit plans for its employees. Key assumptions used to determine the amounts recorded in the company’s financial statements include the discount rate, the expected return on plan assets, anticipated trends in health care costs, assumed increases in salaries, mortality rates, and other factors. These assumptions are reviewed with external advisors at the end of each fiscal year and are updated as appropriate. Actual experience that differs from the assumptions could have a significant effect on the company’s financial position, results from operations or cash flows. Other factors that affect the level of net periodic benefit income or expense that is recognized in a given year include actual pension fund performance, plan changes, and changes in plan participation or coverage.

The company’s expected rate of return on plan assets reflects the assumption that its plan assets will continue to outperform a benchmark rate of return, assuming a portfolio of investments comprised of 55 percent equities, 40 percent bonds and 5 percent cash. Over the last 19 years, actual returns on the company’s plan assets have exceeded the benchmark rate of return of 11.0 percent by 6.4 percentage points. As of December 28, 2003, the company set an expected rate of return on pension plan assets assumption of 9.5 percent, reflecting the assumptions that the long-term benchmark return will be 6.5 percent and that the company’s pension plan assets will outperform the benchmark by 3.0 percent. This assumption, which is being used in the determination of the 2004 net periodic benefits costs, is the same assumption that was used for 2003. Each 0.5 percent reduction in the expected return on plan assets would increase the 2004 pension plan expense by approximately $17 million for the company’s U.S. qualified pension plans and by approximately $3 million for the company’s Canadian registered pension plans.

The discount rate is based on rates of interest on long-term corporate bonds. As of December 28, 2003, the company reduced the discount rate from 6.75 percent to 6.25 percent for U.S. plans and from 6.5 percent to 6.25 percent for Canadian plans to reflect decreases in the benchmark rates of interest. Pension and postretirement benefit expenses for 2004 are based on the 6.25 percent assumed discount rate for U.S. and Canadian plans. Future discount rates may differ. Each 0.5 percent reduction in the assumed discount rate is expected to increase pension expense by approximately $33 million for the company’s U.S. qualified pension plans and by approximately $6 million for the company’s Canadian registered pension plans.

The company doesn’t expect to make or be required to make any contributions to its U.S. plans during 2004. The company expects to contribute approximately $44 million to its Canadian pension plans in 2004, which includes $3 million of contributions made in connection with the sale of its Slave Lake facility and the terminations of the pension plans at its Sturgeon Falls and Grande Cache operations.

Long-Lived Assets and Goodwill

The company reviews the carrying value of its long-lived assets and goodwill when events and changes in circumstances indicate that the carrying value of an asset group may not be recoverable through future operations. To determine whether the carrying value of an asset group is impaired, the company estimates the cash flows that could be generated after considering the range and likelihood of possible outcomes. If the carrying value of an asset group is not recoverable through the weighted average cash flows under the possible outcomes, it is considered impaired. When necessary, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. Estimated fair value is based on market comparisons, when available, or discounted cash flows under the possible outcomes.

The valuation of goodwill is assessed annually, or more frequently if triggering events occur that indicate an impairment may have occurred. If goodwill is considered impaired, the company is required to estimate the fair values of the assets and liabilities of the reporting unit carrying the goodwill, similar to the fair-value allocation under the purchase method of accounting for a business combination. The excess of the fair value of the reporting unit over the fair value of the assets and liabilities of the reporting unit equals the implied value of goodwill. When necessary, an impairment charge is recognized to the extent the carrying value of goodwill of the reporting unit exceeds its implied fair value.

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.2 billion as of March 28, 2004, which represented approximately 11 percent of the company’s consolidated assets.

In order to determine the amount and timing of impairment charges for these assets, the company is required to estimate future cash flows, residual values and fair values of the related assets, and the probability of alternative outcomes. In addition, the company must make assumptions regarding product pricing, raw material costs, volumes of product sold, and discount rates to analyze the future cash flows for goodwill impairment assessments. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows, changes in the likelihood of alternative outcomes, and changes in estimates of fair value could affect the evaluations.

Legal, Environmental and Product Liability Reserves

Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 12 of Notes to Financial Statements, the company’s legal exposures are significant and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

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

Additionally, as discussed in Note 12 of the Notes to Financial Statements, reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts.

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

Quantitative and Qualitative Disclosures About Market Risk

No changes occurred during the thirteen weeks ended March 28, 2004, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 28, 2003.

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

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting that occurred during the company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

See discussion in Note 12 of Notes to Financial Statements.

Item 2.	Changes in Securities	not applicable

Item 3.	Defaults upon Senior Securities	not applicable

Item 4.	Submission of Matters to a Vote of Security Holders	not applicable

Item 5.	Other Information

Natural Resource and Environmental Matters

The United States Environmental Protection Agency (U.S. EPA) has promulgated regulations dealing with air emissions from pulp and paper manufacturing facilities, including regulations on hazardous air pollutants that require use of maximum achievable control technology (MACT) and controls for pollutants that contribute to smog and haze. The U.S. EPA has also adopted MACT standards for air emissions from wood products facilities and industrial boilers. The company anticipates that it might spend between $64 million and $140 million over the next several years to comply with the MACT standards.

On April 16, 2004, the American Forests and Paper Association (AF&PA) filed on behalf of its member companies, in accordance with section 8(e) of the Toxic Substances Control Act, a notification of an epidemiological study of pulp and paper workers. The notice stated that at AF&PA’s request, the Johns Hopkins University Bloomberg School of Health conducted an analysis of mortality of certain long-term employees who worked at pulp and paper mills in the 1930s through 1991. AF&PA further stated that the study made comparisons of workers in mills using certain processes, making certain products, with workers employed in different work areas of the mill, and that comparisons were also made based on an estimated exposure to a chemical or class of chemicals. The AF&PA stated that its submittal does not imply in any way that the information provided indicates an actual adverse effect from a particular chemical substance or mixture or an actual risk to human health, either past or present.

This study is a follow-on study to an earlier study commissioned by AF&PA beginning in 1983. The first study, dated August 1995, indicated that the mortality rates of pulp and paper industry workers from 1970 through 1991 were lower than the mortality rate of the general population. The study also showed a few areas where the mortality rates from certain diseases may have been higher for some pulp and paper industry workers than for the general population. The draft report of the follow-on study is currently going through peer review and the AF&PA expects a final report to be issued in May or June, 2004. However, we do not believe that the final report, when issued, will have an adverse effect on our operations in 2004 and 2005. We cannot predict at this time what effect, if any, the final report will have on our operations or the pulp and paper industry in the future.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Reports on Form 8-K

The registrant filed reports on Form 8-K dated April 29, 2004, reporting information under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits; dated April 26 and April 29, 2004, reporting information under Item 9, Regulation FD Disclosure; and dated January 23 and April 23, 2004, reporting information under Item 12, Results of Operations and Financial Condition.

EXHIBITS INDEX

Exhibits:

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)