Form 10-Q
period 2004-06-27
WEYERHAEUSER CO
filed 2004-08-05
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twenty-six weeks ended June 27, 2004, or

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

Yes   ☒   No   ☐

The number of shares outstanding of the registrant’s class of common stock, as of July 30, 2004, was 239,454,238 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing
For the twenty-six weeks ended June 27, 2004

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Earnings	3
Consolidated Balance Sheet	4-5
Consolidated Statement of Cash Flows	6-7
Notes to Financial Statements	8-23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
Part II. Other Information
Item 1. Legal Proceedings	37
Item 2. Changes in Securities	(not applicable)
Item 3. Defaults upon Senior Securities	(not applicable)
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37-38
Item 6. Exhibits and Reports on Form 8-K	38
EXHIBIT 12
EXHIBIT 31
EXHIBIT 32

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 28, 2003. Though not audited by independent public auditors, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ended June 27, 2004, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

	By	/s/ Steven J. Hillyard

Steven J. Hillyard
Duly Authorized Officer and
August 5, 2004		Principal Accounting Officer

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
For the periods ended June 27, 2004 and June 29, 2003
(Dollar amounts in millions except per-share data)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net sales and revenues:
Weyerhaeuser	$5,369	$4,498	$9,937	$8,667
Real Estate and Related Assets	524	432	993	877

Total net sales and revenues	5,893	4,930	10,930	9,544

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,922	3,611	7,461	6,933
Depreciation, amortization and fee stumpage	328	313	653	634
Selling expenses	122	111	243	218
General and administrative expenses	235	232	476	463
Research and development expenses	13	12	25	24
Taxes other than payroll and income taxes	48	48	96	95
Charges for integration and restructuring (Note 13)	13	25	28	54
Charges for closure of facilities (Note 14)	—	12	1	34
Other operating costs, net (Note 15)	42	(205)	56	(168)

	4,723	4,159	9,039	8,287

Real Estate and Related Assets:
Costs and operating expenses	381	316	702	646
Depreciation and amortization	4	2	6	5
Selling expenses	30	25	57	49
General and administrative expenses	19	14	36	28
Taxes other than payroll and income taxes	—	1	1	2
Other operating costs, net	1	—	2	(7)

	435	358	804	723

Total costs and expenses	5,158	4,517	9,843	9,010

Operating income	735	413	1,087	534
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(218)	(205)	(413)	(413)
Less interest capitalized	1	6	4	11
Interest income and other	5	6	8	12
Equity in income (loss) of affiliates (Note 7)	7	3	7	(2)
Real Estate and Related Assets:
Interest expense incurred	(14)	(13)	(29)	(27)
Less interest capitalized	14	13	29	27
Interest income and other	9	8	20	19
Equity in income of unconsolidated entities (Note 7)	20	7	29	12

Earnings before income taxes and cumulative effect of a change in accounting principle	559	238	742	173
Income taxes	(190)	(81)	(252)	(59)

Earnings before cumulative effect of a change in accounting principle	369	157	490	114
Cumulative effect of a change in accounting principle, net (Note 2)	—	—	—	(11)

Net earnings	$369	$157	$490	$103

Basic net earnings per share (Note 5):
Earnings before cumulative effect of a change in accounting principle	$1.57	$0.71	$2.14	$0.52
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(0.05)

Net earnings	$1.57	$0.71	$2.14	$0.47

Diluted net earnings per share (Note 5):
Earnings before cumulative effect of a change in accounting principle	$1.57	$0.71	$2.13	$0.52
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(0.05)

Net earnings	$1.57	$0.71	$2.13	$0.47

Dividends paid per share	$0.40	$0.40	$0.80	$0.80

See Accompanying Notes To Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
June 27, 2004 and December 28, 2003
(Dollar amounts in millions)
(Unaudited)

	June 27,	Dec. 28,
	2004	2003
Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$725	$171
Receivables, less allowances	1,860	1,484
Inventories (Note 9)	1,936	1,911
Prepaid expenses	488	455

Total current assets	5,009	4,021
Property and equipment, net	11,883	12,243
Construction in progress	279	403
Timber and timberlands at cost, less fee stumpage charged to disposals	4,244	4,287
Investments in and advances to equity affiliates (Note 7)	592	603
Goodwill (Note 8)	3,218	3,237
Deferred pension and other assets	1,273	1,311

	26,498	26,105

Real Estate and Related Assets
Cash and cash equivalents	12	31
Receivables, less discounts and allowances	42	64
Real estate in process of development and for sale	843	723
Land being processed for development	1,006	922
Investments in unconsolidated entities, less reserves (Note 7)	48	38
Other assets	274	226

	2,225	2,004

Total assets	$28,723	$28,109

See Accompanying Notes To Financial Statements.

	June 27,	Dec. 28,
	2004	2003
Liabilities and shareholders’ interest
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 11)	$2	$4
Current maturities of long-term debt (Note 11)	445	90
Accounts payable	1,114	1,041
Accrued liabilities (Note 10)	1,323	1,390

Total current liabilities	2,884	2,525
Long-term debt (Note 11)	10,325	11,503
Deferred income taxes	4,373	4,294
Deferred pension, other postretirement benefits and other liabilities	1,416	1,377
Commitments and contingencies (Note 12)

	18,998	19,699

Real Estate and Related Assets
Notes payable and commercial paper (Note 11)	—	1
Long-term debt (Note 11)	872	893
Other liabilities	443	407
Commitments and contingencies (Note 12)

	1,315	1,301

Total liabilities	20,313	21,000

Shareholders’ interest (Note 17)
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 239,395,184 and 220,200,564 shares	299	275
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,155,494 and 2,292,825 shares	147	156
Other capital	4,009	2,940
Retained earnings	3,972	3,662
Cumulative other comprehensive income (loss)	(17)	76

Total shareholders’ interest	8,410	7,109

Total liabilities and shareholders’ interest	$28,723	$28,109

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the twenty-six week periods ended June 27, 2004 and June 29, 2003
(Dollar amounts in millions)
(Unaudited)

	Consolidated
	June 27,	June 29,
	2004	2003
Cash flows from operations:
Net earnings (loss)	$490	$103
Noncash charges (credits):
Depreciation, amortization and fee stumpage	659	639
Deferred income taxes, net	85	7
Pension and other postretirement benefits (Note 4)	92	79
Equity in (income) loss of affiliates and unconsolidated entities	(36)	(10)
Charges for litigation (Note 12)	65	79
Credit for Cemwood settlement (Note 15)	—	(25)
Charges for impairment of long-lived assets (Notes 14 and 15)	3	34
Gain on disposition of assets (Notes 15 and 16)	(39)	(166)
Foreign exchange (gains) losses (Note 15)	16	(82)
Cumulative effect of a change in accounting principle (Note 2)	—	17
Decrease (increase) in working capital, net of acquisitions:
Receivables	(361)	(200)
Inventories, real estate and land	(226)	(111)
Prepaid expenses	(30)	4
Accounts payable and accrued liabilities	59	(12)
Other	(150)	(42)

Net cash from operations	627	314

Cash flows from investing activities:
Property and equipment	(167)	(309)
Timberlands reforestation	(18)	(19)
Acquisition of timberlands	(33)	(82)
Acquisition of businesses and facilities, net of cash acquired	—	(8)
Net distributions from (investments in) equity affiliates	28	(28)
Proceeds from sale of:
Property, equipment and other assets	92	77
Western Washington timberlands (Note 16)	—	151
Intercompany advances	—	—
Other	4	(2)

Net cash from investing activities	(94)	(220)

Cash flows from financing activities:
Issuances of debt	—	1
Revolving credit facilities, notes and commercial paper borrowings, net	(3)	333
Cash dividends	(179)	(177)
Intercompany cash dividends and return of capital	—	—
Payments on debt	(895)	(320)
Proceeds from common share offering (Note 17)	954	—
Exercise of stock options	131	4
Other	(6)	1

Net cash from financing activities	2	(158)

Net change in cash and cash equivalents	535	(64)
Cash and cash equivalents at beginning of period	202	122

Cash and cash equivalents at end of period	$737	$58

Cash paid (received) during the period for:
Interest, net of amount capitalized	$426	$393

Income taxes	$133	$13

See Accompanying Notes To Financial Statements.

Weyerhaeuser		Real Estate and Related Assets
June 27,	June 29,	June 27,	June 29,
2004	2003	2004	2003

$339	$(17)	$151	$120

653	634	6	5
97	(4)	(12)	11
89	77	3	2
(7)	2	(29)	(12)
65	79	—	—
—	(25)	—	—
3	34	—	—
(39)	(154)	—	(12)
16	(82)	—	—
—	17	—	—

(382)	(205)	21	5
(34)	(60)	(192)	(51)
(33)	(2)	3	6
14	(2)	45	(10)
(94)	(21)	(56)	(21)

687	271	(60)	43

(159)	(300)	(8)	(9)
(18)	(19)	—	—
(33)	(82)	—	—
—	(8)	—	—
11	(4)	17	(24)

92	37	—	40
—	151	—	—
(56)	18	56	(18)
4	(3)	—	1

(159)	(210)	65	(10)

—	1	—	—
(2)	266	(1)	67
(179)	(177)	—	—
1	41	(1)	(41)
(873)	(265)	(22)	(55)
954	—	—	—
131	4	—	—
(6)	1	—	—

26	(129)	(24)	(29)

554	(68)	(19)	4
171	115	31	7

$725	$47	$12	$11

$426	$393	$—	$—

$82	$(31)	$51	$44

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
For the twenty-six week periods ended June 27, 2004 and June 29, 2003
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

The company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as of March 28, 2004. Interpretation 46 (revised) addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Adoption of Interpretation 46 (revised) did not have a material effect on the company’s financial position or results of operations.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a Real Estate and Related Assets subsidiary provides subordinated financing to third party developers and homebuilders. Both the fixed price purchase options and the subordinated financing constitute variable interests under Interpretation 46 (revised). The company’s real estate development subsidiaries have entered into 53 lot option purchase agreements with entities created prior to December 31, 2003, with deposits of approximately $86 million at risk. After exhaustive efforts, the company was not able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46 (revised). The total amount that would be paid under these option purchase contracts, if fully exercised, is approximately $647 million. In addition, one of the company’s real estate subsidiaries has approximately $8 million in subordinated loans at risk at June 27, 2004, in 27 variable interest entities.

Note 3: Stock-Based Employee Compensation

The company uses the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based compensation provided to employees. The following table illustrates the effect on net earnings and earnings per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The company has consistently defined the past year as the service period for purposes of applying the recognition provisions of Statement 123. As a result, stock-based employee compensation expense is reflected as of the option grant dates in the following table:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net earnings as reported	$369	$157	$490	$103
Less incremental stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	—	(33)	(25)

Pro forma net earnings	$369	$157	$457	$78

Earnings per share:
Basic—as reported	$1.57	$0.71	$2.14	$0.47
Basic—pro forma	1.57	0.71	1.99	0.35
Diluted—as reported	1.57	0.71	2.13	0.47
Diluted—pro forma	1.57	0.71	1.98	0.35

Stock Option Exercise and Share Repurchase Program

On April 13, 2004, the company instituted a program to purchase shares from a limited number of employees who have been limited in their ability to sell shares issuable upon exercise of their stock options as a result of trading restrictions the company imposes on such employees. Under this program, the option holders are permitted to effect a cashless exercise of their stock options followed by an immediate sale to the company of the common shares issued on such cashless exercise, so that there will be no market transaction in connection with such exercises. Only those options granted to 21 participating employees on or prior to April 19, 1999, (representing options to purchase 578,486 common shares) were eligible to be exercised under the program. As of June 27, 2004, options to purchase 566,314 common shares were eligible to be exercised under the program.

The program went into effect on April 13, 2004, and will remain in effect until April 1, 2005, unless further extended by the company’s Board of Directors. Options eligible for the program may also be exercised outside of the program through the company’s normal broker-assisted cashless exercise program, subject to the company’s insider trading policy.

The program resulted in variable accounting treatment for the stock options included in the program. The company recorded a pretax charge of approximately $8 million in the second quarter of 2004 in connection with the adoption of the program. Also recognized in the second quarter were any adjustments necessary to reflect the impact of changes in quoted prices for the company’s common shares from April 13, 2004, through June 27, 2004. Additional charges or credits will be recorded in the future, depending on changes in quoted prices for the company’s common shares and the number of eligible options outstanding. Variable accounting treatment will continue until the earlier of the expiration of the program, the exercise or cancellation of eligible options, or the termination of individual employees’ rights to sell common shares to the company under the program.

2004 Long-Term Incentive Plan

At the company’s April 13, 2004, annual meeting, the company’s shareholders approved a new long-term incentive plan (the 2004 Plan). The 2004 Plan replaces the long-term incentive plan that was approved by shareholders in 1998 (the 1998 Plan) and no further grants will be made under the 1998 Plan.

Note 4: Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $51 million and $92 million in the thirteen and twenty-six weeks ended June 27, 2004, respectively, and $39 million and $79 million in the thirteen and twenty-six weeks ended June 29, 2003, respectively. The components of net periodic benefit costs are:

	Pension
	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Service cost	$32	$39	$66	$85
Interest cost	75	85	139	186
Expected return on plan assets	(102)	(129)	(196)	(281)
Amortization of loss	11	7	18	15
Amortization of prior service cost	9	11	18	24

	$25	$13	$45	$29

	Other Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Service cost	$8	$7	$14	$14
Interest cost	14	15	26	28
Amortization of loss	5	5	9	10
Amortization of prior service cost	(1)	(1)	(2)	(2)

	$26	$26	$47	$50

The company is not required to make any contributions to its U.S. pension plans during 2004. The company contributed $13 million to its Canadian pension plans in the first two quarters of 2004 and expects to contribute a total of approximately $44 million to its Canadian pension plans in 2004.

Note 5: Net Earnings Per Share

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the respective periods.

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Weighted average shares outstanding (thousands):
Basic	234,494	221,330	229,111	221,308
Dilutive effect of stock options	981	191	1,131	174

Diluted	235,475	221,521	230,242	221,482

Options to purchase 157,900 shares as of June 27, 2004, and 11,863,368 shares as of June 29, 2003, were not included in the computation of diluted earnings per share for both the thirteen and twenty-six week periods then ended, because the option exercise prices were greater than the average market price of the company’s common shares during those periods.

The increase in the number of weighted average shares outstanding from the periods ended June 29, 2003, to the periods ended June 27, 2004, is primarily due to the issuance of 16,675,000 common shares that occurred in May 2004 (see Note 17). Due to the differences in basic and diluted weighted average shares outstanding for the thirteen-week period ended June 27, 2004, as compared to the twenty-six week period then ended, earnings per share for the year-to-date 2004 period does not equal the sum of the respective earnings per share for the first and second quarters of 2004.

Note 6: Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net earnings	$369	$157	$490	$103
Other comprehensive income (expense):
Foreign currency translation adjustments	(66)	209	(91)	352
Net derivative gains (losses) on cash flow hedges	2	(1)	(1)	1
Reclassification of net gains on cash flow hedges	(1)	—	(1)	—

Comprehensive income	$304	$365	$397	$456

Note 7: Equity Affiliates

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Weyerhaeuser

Weyerhaeuser’s significant equity affiliates as of June 27, 2004, are:

•	Jasmine Forests, LLC — A qualifying special-purpose entity formed in 2002 to monetize the note received as part of the consideration for the sale of 115,000 acres of timberlands in western Washington.

•	Jewel Forests, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 104,000 acres of timberlands in western Washington.

•	Liaison Technologies, LLC (formerly known as ForestExpress, LLC)— A 34 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries. Other equity members include Boise Cascade Corporation, Georgia-Pacific Corp., International Paper, MeadWestvaco Corporation and Morgan Stanley.

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing investment management services to institutional and individual investors.

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in pine forests in the Southern Hemisphere.

•	Southern Cone Timber Investors Limited – A 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is on plantation forests in the Southern Hemisphere.

•	WY Carolina Holdings, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 160,000 acres of timberlands in the Carolinas.

•	WY Tennessee Holdings, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 168,000 acres of timberlands in Tennessee.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, follows. Unconsolidated net sales and revenues, operating income and net income include the results of SCA Weyerhaeuser Packaging Holding Company Asia Ltd. for the periods prior to June 2004, when the company sold its interest in the joint venture.

	June 27,	Dec. 28,
Dollar amounts in millions	2004	2003
Current assets	$158	$180
Noncurrent assets	1,640	1,682
Current liabilities	131	148
Noncurrent liabilities	771	788

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$163	$149	$323	$285
Operating income	17	10	23	7
Net income	11	7	8	4

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

Real Estate and Related Assets

Unconsolidated financial information for entities that are accounted for by the equity method follows:

	June 27,	Dec. 28,
Dollar amounts in millions	2004	2003
Current assets	$10	$14
Noncurrent assets	227	208
Current liabilities	16	21
Noncurrent liabilities	135	130

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$25	$9	$43	$30
Operating income	19	6	32	15
Net income	29	2	39	9

Note 8: Goodwill

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 27, 2004, are as follows:

				Containerboard,
		Wood	Pulp	Packaging and	Corporate
Dollar amounts in millions	Timberlands	Products	and Paper	Recycling	and Other	Total
Balance as of December 28, 2003	$240	$841	$859	$1,280	$17	$3,237
Reductions due to facility sales (Note 15)	—	(6)	—	—	—	(6)
Effect of foreign currency translation and other adjustments	(3)	(8)	—	—	(2)	(13)

Balance as of June 27, 2004	$237	$827	$859	$1,280	$15	$3,218

Note 9: Inventories

	June 27,	Dec. 28,
Dollar amounts in millions	2004	2003
Logs and chips	$159	$169
Lumber, plywood, panels and engineered lumber	479	413
Pulp and paper	351	376
Containerboard and packaging	238	248
Other products	201	190
Materials and supplies	508	515

	$1,936	$1,911

Note 10: Accrued Liabilities

	June 27,	Dec. 28,
Dollar amounts in millions	2004	2003
Payroll – wages and salaries, incentive awards, retirement and vacation pay	$500	$542
Income taxes	151	160
Taxes – Social Security and real and personal property	81	72
Current portion of product liability reserves	21	21
Interest	220	236
Other	350	359

	$1,323	$1,390

Note 11: Debt

During the second quarter of 2004, Weyerhaeuser recognized a pretax charge of $21 million in connection with the early extinguishment of debt. This charge is classified as interest expense incurred on the Consolidated Statement of Earnings. Weyerhaeuser repaid a total of $813 million of long-term debt during the second quarter, which included $700 million of 5.5 percent notes that were scheduled to mature in 2005.

Weyerhaeuser Company (excluding its subsidiaries) had short-term bank credit lines of $1.2 billion under a 364-day revolving facility at December 28, 2003. The 364-day revolving line of credit was renewed during the twenty-six weeks ended June 27, 2004, in the amount of $1.2 billion and expires in March 2005. Weyerhaeuser Real Estate Company (WRECO) can also borrow up to $400 million under the $1.2 billion facility. Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowings of the other under this facility.

In addition, Weyerhaeuser Company has a revolving credit facility agreement entered into with a group of banks that expires in March 2007 and that provides for borrowings up to a total amount of $1.3 billion, all of which is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

All of the capacity under the total committed bank facilities of $2.5 billion was available for incremental borrowings as of June 27, 2004.

Note 12: Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal from the settlement was denied in March 2002, and the settlement is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. The company incurred claims and related costs in the amount of $2 million in the second quarters of both 2004 and 2003 and charged those costs against the reserve. As of June 27, 2004, the company had approximately $79 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

	Twenty-six weeks	Fifty-two weeks	Fifty-two weeks
	ended	ended	ended
	June 27, 2004	Dec. 28, 2003	Dec. 29, 2002
Number of claims filed during the period	1,290	3,830	2,995
Number of claims resolved	2,085	4,245	4,690
Number of claims unresolved at end of period	1,035	1,830	2,245
Number of damage awards paid	760	1,770	1,830
Average damage award paid	$1,900	$3,400	$1,900

The higher average damage award paid in 2003 was due primarily to a greater number of awards for multi-family structures and fewer awards for single-family residences in 2003 than in 2002 or 2004. The deadline for filing claims arising from hardboard siding installed between 1981 and 1987 occurred in December 2003.

The company negotiated settlements with its insurance carriers for recovery of $52 million of costs related to these claims. The company has received the full $52 million in recoveries from its insurance carriers.

The company is a defendant in state trial court in one case that is outside of the settlement which involves multi-family structures. Other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in another lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict was upheld by the Court of Appeals in May 2004. A request for reconsideration of the appellate decision was denied.

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

Both suits sought damages, including treble damages, under the antitrust laws. In September 2001, the district court certified both classes. Class certification was upheld on appeal. Approximately 165 members of the classes opted out and have filed thirteen lawsuits against the company and other producers. Two of the opt-out lawsuits were filed in state court and the other eleven were filed in federal court. It is possible that additional class members that opted out may file lawsuits against the company in the future. In September 2003, the company, Georgia-Pacific and International Paper requested preliminary approval of a $68 million settlement of the class action litigation. The company recognized a pretax charge of $23 million in the third quarter of 2003, representing the company’s portion of the settlement. The court granted final approval of the settlement in December 2003. The company has not recorded a reserve for the opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In March 2004, La Cie McCormick Canada Company filed a class action lawsuit in Superior Court of Justice, in Ontario, Canada against the company and other linerboard manufacturers on behalf of all Canadians who purchased corrugated products, including sheets and containers and/or linerboard, during the period of time from 1993 and continuing until at least the end of 1995. The allegations in this matter mirror the allegations in the U.S. cases. Relief is sought under various theories for $25 million in general damages and $10 million in punitive damages. At this stage the company cannot calculate what portion of the damages requested would be argued as the company’s responsibility. Canadian law does not provide for a trebling of antitrust damages. The company has not recorded a reserve for this matter and it is unknown at this time what, if any, charges may be taken for this matter in the future.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging that from 1996 to present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million, which was automatically trebled to $79 million under the antitrust laws. The company recognized a pretax charge of $79 million in the first quarter of 2003. The company’s motion for a judgment notwithstanding the verdict was denied in July 2003. The company has appealed the matter to the U.S. Court of Appeals for the Ninth Circuit. A hearing date on the appeal has not yet been set. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In April 2003, two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. The first suit (the Westwood case) was brought by four separate corporations located in Oregon and Washington. It alleged that between 1999 and the present, the plaintiff suffered damages and asked the court to award damages, after trebling, of $101 million. On March 9, 2004, the company announced a settlement of the Westwood case for approximately $35 million and the company recognized a pretax charge of $35 million in the first quarter of 2004. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. In its third amended complaint, the plaintiff alleged two causes of action, one for attempted monopolization of alder sawlog and finished lumber markets, and a second cause of action for fraud and breach of fiduciary duty. On the antitrust cause of action, plaintiff sought damages after trebling, in the amount of $90 million (plus attorney’s fees, costs and disbursements). On the fraud and breach of fiduciary cause of action, plaintiff sought compensatory damages in the amount of $30 million and punitive damages of $300 million. On April 22, 2004, the company announced a settlement of the Coast Mountain case for $14 million, which resulted in the recognition of a pretax charge of $14 million in the first quarter of 2004.

In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleged monopolization of the alder log and lumber markets from 1998 to present and sought damages, after trebling, of $32 million, which was increased to $36 million in March 2004, as well as divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. In May 2004, a jury awarded damages, after trebling, of $16 million for the period for which the judge had determined there was issue preclusion as a result of the Initial Alder Case, but found no monopolization or attempted monopolization for the period for which issue preclusion did not apply. As a result of the judgment, the company recognized a pretax charge of $16 million in the second quarter of 2004. The company believes that the finding of issue preclusion was incorrect as a matter of law and that a number of significant legal errors were made by the trial court. The company has filed a motion for judgment as a matter of law which was denied in July 2004. The company intends to file a notice of appeal and request for an expedited review with the Ninth Circuit Court of Appeals. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In July 2004, after expiration of a tolling agreement executed in March 2004, an antitrust complaint was filed in U.S. District Court in Oregon on behalf of six plaintiffs seeking trebled damages of approximately $56 million from the company’s alleged monopolization of the Pacific Northwest alder and maple sawlog markets. The company has not recorded a reserve related to this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In addition, on April 29, 2004, a civil antitrust lawsuit was filed against the company in U.S. District Court in Oregon. The complaint alleges that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case that is currently on appeal, the company monopolized the market for finished alder lumber in the Pacific Northwest and, as a consequence, has been able to charge monopoly prices for finished alder lumber. The lawsuit requests class certification primarily for businesses that sold finished alder products manufactured with finished alder lumber produced by the company from 2000 to the present. The lawsuit claims that the purported class may have realized over $100 million in direct damages, and seeks direct and treble damages under the antitrust laws in an amount to be determined at trial. The lawsuit also seeks injunctive relief to ensure the availability of alder sawlogs for sawmills competing with the company, which could include termination of certain of the company’s contracts to purchase alder logs or the company’s control over certain timberlands. The lawsuit has been assigned to the same judge who presided over the Initial Alder Case that is on appeal, the Westwood and Coast Mountain cases that the company settled and the Washington Alder case. The judge has issued an order to show cause why the case should not be dismissed and has stayed discovery. The company has also filed a motion to dismiss, which is scheduled to be argued August 23, 2004. The company disagrees with the allegations in the purported class action lawsuit and plans to vigorously defend this case. The plaintiffs in the Initial Alder Case also claimed that the company had monopolized the finished alder lumber market in the Pacific Northwest, but the jury found in favor of the company on this claim and those plaintiffs have not appealed this finding. The claim of attempted monopolization of the finished alder lumber market was also made in the Washington Alder litigation, but was abandoned by plaintiff during trial. The company has not recorded a reserve related to this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

Paragon Trade Brands, Inc., Litigation. In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in February 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. In June 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. In October 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. The damages phase of the case began on October 30, 2003, and was concluded on December 16, 2003. Proposed findings of fact and conclusions of law were presented to the court on February 9, 2004, by the parties. The court has not yet issued an opinion. The damages requested by the plaintiff have changed. In October 1999, the plaintiff was seeking damages in excess of $420 million. In its proposed findings of fact and conclusions of law, the plaintiff requested damages in the range of $675 million to $832 million, primarily as a result of a new request for prejudgment interest. The company believes the plaintiff is not entitled to prejudgment interest under applicable law. The amount of damages, if any, the company may ultimately be exposed to is dependent on many unknown factors such as how the damages issues remaining to be decided by the bankruptcy court are resolved; whether an appeal to the U.S. District Court and/or Court of Appeals for the Eleventh Circuit is successful; the outcome of any retrial ordered by an appellate court; and whether a summary judgment in favor of the company on liability is ordered by an appellate court. The company has not established a reserve for this matter because, based upon the information available to the company on the date hereof, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management does not believe the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, for establishing a reserve in this matter have been met. Even if the Bankruptcy Court should award damages against the company, management does not believe that the requirements of Statement 5 will have been met, and accordingly, the company does not intend to recognize a charge at the time of such a damage award. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations or financial condition for the quarter or the year in which such a charge may be recognized. The company plans to appeal the partial summary judgment decision on liability and any damages award on completion of the damages phase of the trial.

Other Litigation. The company is a party to other matters generally incidental to its business in addition to the matters described above.

Summary. Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, management currently believes that adequate reserves have been established for probable losses from litigation when the amount could be reasonably determined. Management further believes that the ultimate outcome of these legal proceedings could materially adversely affect results of operations, cash flows or financial condition in any given quarter or year but will not have a material adverse effect on the company’s long-term results of operations, cash flows or financial position.

Countervailing and Anti-dumping Duties

Softwood Lumber Imported into the United States from Canada. In April 2001, the Coalition for Fair Lumber Imports (Coalition) filed two petitions with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and anti-dumping tariffs be imposed on softwood lumber imported from Canada.

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. As a result, the company has made cash deposits relating to the CVD and anti-dumping actions at the rate of approximately $25 million to $35 million per quarter beginning in May 2002.

The company incurred countervailing and anti-dumping duties and related costs of $34 million and $26 million in the thirteen weeks ended June 27, 2004, and June 29, 2003, respectively, and $60 million and $50 million in the twenty-six weeks ended June 27, 2004, and June 29, 2003, respectively. Through June 2004, Weyerhaeuser has paid a cumulative total of $208 million in CVD and anti-dumping duties and $16 million in related costs on softwood lumber the company has imported into the United States from Canada.

Following is a summary of the CVD and anti-dumping amounts recognized in the company’s consolidated statement of earnings:

	Twenty-six	Fifty-two	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended	weeks ended
Dollar amounts in millions	June 27, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Charges for CVD and anti-dumping duties and related costs	$60	$97	$64	$50
Reversals of 2001 charges for estimated CVD and anti-dumping duties	—	—	(47)	—

	$60	$97	$17	$50

The CVD and anti-dumping tariffs are currently under review and challenge in several forums. A summary of these proceedings relating to CVD and anti-dumping duties follows.

In June 2003, the Department began the process of an annual review to determine whether the company had engaged in dumping and whether Canada continued to subsidize softwood logs and, if so, the dumping duty and CVD to impose. The preliminary review covered deposits during the period from May 2002 through March 2003. It is expected that final verification and determination should be complete in late 2004 and could result in different rates being applied to the period from May 2002 through March 2003. A second period of review will cover deposits during the period from April 2003 through March 2004, and could result in different rates being applied to that period. The determinations will be subject to further review if appealed. The annual review process will be conducted for a period of five years. In 2007, both the countervailing duty and anti-dumping orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping will continue or a countervailing subsidy is likely to recur if the relevant order were to be revoked.

The Canadian Government, the company and other Canadian companies appealed the Department’s 2002 anti-dumping and CVD determinations and the ITC’s 2002 injury determination in separate appeals under the North American Free Trade Agreement (NAFTA). The panel convened to review the Department’s findings on anti-dumping ruled that the Department must change its methodology for computing differences in merchandise when there is no product sold domestically that is similar to the exported product and, as a result, “comparable” products are used to calculate whether dumping is occurring. The panel convened to review the CVD decision ruled that cross-border comparisons are an invalid method to determine and measure subsidies. Finally, the panel convened to review the ITC finding of a threat of injury found that the ITC’s findings were not supported by the record and ordered the ITC to reconsider the findings. If the ITC fails to support its findings of threat of injury, the deposits collected to date will be refunded.

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

In December 2003, the Department issued a decision on the remand from the NAFTA Panel in the CVD investigation. The decision has been resubmitted to the NAFTA panel for a ruling on the calculation. If the decision on remand is not further appealed or altered, it would have the effect of reducing the applicable CVD deposit rate to 13.3 percent. In addition, the WTO appellate body recently issued a decision in the CVD case which reopened the use of cross-border comparisons as a benchmark. In January 2004, a WTO anti-dumping panel rejected a portion of the method of calculation of the anti-dumping rate. In May 2004, the United States appealed to the WTO appellate body the WTO panel’s decision regarding the method of calculation of the anti-dumping rate.

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

Also in March 2004, a WTO panel announced its final ruling faulting a U.S. ITC finding of potential injury resulting from dumped and subsidized imports of softwood lumber from Canada. This WTO ruling supports the NAFTA panel remand to the ITC on the same subject in September 2003. On April 29, 2004, a NAFTA panel ruled that the United States had failed to prove that U.S. timber companies were threatened with injury from Canadian shipments of softwood lumber. The panel held that the finding by the U.S. ITC that U.S. firms were threatened by Canadian softwood lumber shipments was “not in accordance with the law and is not supported by substantial evidence.” The panel once again remanded the case to the ITC with instructions to conduct its threat of injury analysis in accordance with four specific holdings of the panel that overturn the principal bases for the affirmative threat finding in the ITC’s December 15, 2003, remand determination. On May 10, 2004, the ITC filed a motion with the NAFTA Secretariat requesting an extension to file its second remand decision on threat of injury. This motion was denied and on June 10, 2004, the ITC determined that there was a threat of material injury to the United States, which was contrary to the directions of the NAFTA Injury Panel to the ITC. This matter will now go back to the NAFTA Injury Panel.

On June 14, 2004, pursuant to U.S. law, the U.S. Trade Representative asked the ITC to provide an advisory report as to whether it can implement the WTO’s decision of March 2004 finding against the ITC on threat of injury.

On June 2, 2004, the Department issued a preliminary decision for the first administrative review on anti-dumping and CVD, setting the company’s anti-dumping rate at 8.35 percent and its CVD rate at 9.24 percent. These rates are lower than the initial deposit rates of 12.39 percent for anti-dumping and 18.79 percent for CVD. Deposits continue to be made at the higher rates. The final determination by the Department is due December 12, 2004. The decision did include comments on potential changes to the calculation methodology which could effectively increase rates.

On June 30, 2004, the Department announced that it was commencing the second administrative review of the anti-dumping and CVD orders and duties imposed for the period of May 1, 2003, to April 30, 2004, with the intention of issuing the final results of these reviews no later than May 31, 2005. The company has requested that the Department conduct its administrative review of both the CVD and anti-dumping orders in this second administrative review.

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

Kraft Liner/Linerboard Exported from the United States into the People’s Republic of China. In January 2004, the Ministry of Commerce of the People’s Republic of China (MOC) received a petition requesting an anti-dumping investigation on the importing of unbleached kraft liner/linerboard originating in the United States, Thailand, Korea and Taiwan. On March 31, 2004, the MOC announced it would conduct an investigation of the petition. The period of investigation for dumping is from January 1, 2003, to December 31, 2003, and the period of investigation for industry injury is from January 1, 2001, to December 31, 2003. The announcement included Weyerhaeuser as one of five producers in the United States that are subject to the investigation. The company registered with the MOC in April 2004 and filed its response in June 2004. A preliminary determination from the Chinese government is expected in September 2004. Because any tariffs levied would not be retroactive, the earliest effect on the company would be for sales to China in the month of December 2004. The company is unable to determine at this time whether such investigation could result in the imposition of tariffs; however, the company does not currently believe that any such tariffs would have a material adverse effect on its results of operations, cash flows or financial condition.

Environmental Matters

In April 1999, the Johnsonburg, Pennsylvania, pulp and paper mill that the company acquired in its 2002 acquisition of Willamette Industries, Inc. received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act. The EPA has approved a settlement that includes payment of a penalty of approximately $900,000 and the installation of pollution control equipment.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the second quarter of 2004, the company has established reserves totaling $48 million for estimated remediation costs on all of the approximately 70 active sites across its operations. Environmental remediation reserves totaled $51 million at the end of 2003. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $2 million and $9 million in the first twenty-six weeks of 2004 and 2003, respectively. The company incurred remediation costs of $5 million and $4 million in the first twenty-six weeks of 2004 and 2003, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $70 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser has guaranteed approximately $74 million of debt of unconsolidated entities and other parties, which includes the guarantee of $25 million of debt that has been legally defeased. In connection with the defeasance, Weyerhaeuser would be required to pay under the guarantee if the U.S. government securities set aside in an escrow account are insufficient to pay off the debt in 2005. The value of the assets in the escrow account as of June 2004 is approximately $28 million.

With respect to the other guarantees, approximately $45 million expire in 2004, $2 million expire in 2005 and $2 million expire in 2006. As of June 27, 2004, Weyerhaeuser accrued liabilities include obligations of approximately $8 million recorded in connection with these guarantees.

As of June 27, 2004, the Real Estate and Related Assets segment has guaranteed performance under two operating leases with future lease payments of approximately $28 million and $26 million of mortgages sold with recourse. In each case, the Real Estate and Related Assets segment would be required to perform if the obligor were to default. The mortgage guarantees expire as the underlying loans mature through 2019.

Warranties

Weyerhaeuser Real Estate Company subsidiaries provide warranties on homes for which the sales have closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability recorded by Real Estate and Related Assets was approximately $10 million at both June 27, 2004, and December 28, 2003.

Note 13: Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for the integration of Willamette Industries and Weyerhaeuser’s overall cost-reduction efforts:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Change-in-control agreements	$3	$10	$10	$20
Severance and outplacement costs	8	8	14	20
Professional services	—	2	1	4
Pension curtailment	2	—	2	—
Other	—	5	1	10

	$13	$25	$28	$54

As of June 27, 2004, Weyerhaeuser accrued liabilities include approximately $16 million of severance accruals related to integration and restructuring charges recognized from 2002 through June 27, 2004. These accruals are associated with the termination of approximately 200 employees expected to occur through 2005.

Note 14: Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Impairments of long-lived assets	$—	$5	$1	$18
Severance and outplacement costs	—	4	—	12
Other closure costs	3	3	3	4
Reversals of closure charges recorded in prior periods	(3)	—	(3)	—

	$—	$12	$1	$34

The 2003 charges were recognized in connection with the closures of three Wood Products facilities and one fine paper machine.

Changes in accrued severance during the twenty-six weeks ended June 27, 2004, were as follows:

Dollar amounts in millions
Accrued severance as of December 28, 2003	$23
Payments	(10)
Other adjustments	1

Accrued severance as of June 27, 2004	$14

Note 15: Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, includes the following pretax items:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Gain on sale of western Washington timberlands (Note 16)	$—	$(144)	$—	$(144)
(Gain) loss on disposition of assets	6	(2)	(39)	(10)
Asset impairment charges not related to closures	2	16	2	16
Charges for litigation (Note 12)	16	—	65	79
Cemwood insurance settlement recovery	—	(25)	—	(25)
Foreign exchange (gains) losses	7	(47)	16	(82)
Other, net	11	(3)	12	(2)

	$42	$(205)	$56	$(168)

(Gain) loss on disposition of assets for the twenty-six weeks ended June 27, 2004, includes a pretax gain of $33 million that was recognized in the first quarter on the sale of an oriented strand board mill in Slave Lake, Alberta. Also included in (gain) loss on disposition of assets for both the thirteen and twenty-six weeks ended June 27, 2004, are charges of $6 million related to goodwill written off in connection with facility sales.

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

Foreign exchange gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 16: Sale of Timberlands

Weyerhaeuser sold approximately 100,000 acres of western Washington timberlands in May 2003 for cash and a note receivable (the Note) with a value of approximately $170 million on the date of the sale. Weyerhaeuser recognized a pretax gain of $121 million on the sale of the timberlands. The Note is backed by an irrevocable standby letter of credit from a bank. Weyerhaeuser is exposed to credit-related gains or losses in the event of nonperformance by the bank, but does not expect the bank to fail to meet its obligations. The Note matures in May 2013 and is extendable for five-year periods up to May 2033.

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

In addition, Weyerhaeuser recognized an additional pretax gain of $23 million during the second quarter of 2003 when a contingency lapsed on a portion of the 115,000 acres of western Washington timberlands that was sold in December 2002.

Note 17: Common Share Offering

On May 5, 2004, the company issued 16,675,000 common shares and received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million. Offering proceeds have been or will be used to retire outstanding debt (see Note 11). As of June 27, 2004, remaining proceeds from the offering, along with excess cash from operations, were invested in short-term investments, comprised principally of commercial paper.

Note 18: Business Segments

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

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Sales to and revenues from unaffiliated customers:
Timberlands	$277	$246	$528	$488
Wood Products	2,792	2,048	4,939	3,806
Pulp and Paper	1,012	957	1,981	1,951
Containerboard, Packaging and Recycling	1,141	1,121	2,207	2,190
Real Estate and Related Assets	524	432	993	877
Corporate and Other	147	126	282	232

	5,893	4,930	10,930	9,544

Intersegment sales:
Timberlands	372	385	808	837
Wood Products	86	65	169	131
Pulp and Paper	15	16	27	26
Containerboard, Packaging and Recycling	19	14	28	26
Corporate and Other	4	3	7	6

	496	483	1,039	1,026

Total sales and revenues	6,389	5,413	11,969	10,570
Intersegment eliminations	(496)	(483)	(1,039)	(1,026)

	$5,893	$4,930	$10,930	$9,544

Contribution (charge) to earnings:
Timberlands	$201	$300	$360	$449
Wood Products	448	(53)	621	(203)
Pulp and Paper	14	(7)	(11)	3
Containerboard, Packaging and Recycling	62	108	86	188
Real Estate and Related Assets	118	91	238	186
Corporate and Other	(67)	(2)	(143)	(48)

	776	437	1,151	575
Interest expense (Weyerhaeuser only)	(218)	(205)	(413)	(413)
Less capitalized interest (Weyerhaeuser only)	1	6	4	11

Earnings before income taxes and cumulative effect of a change in accounting principle	559	238	742	173
Income taxes	(190)	(81)	(252)	(59)

Earnings before cumulative effect of a change in accounting principle	369	157	490	114
Cumulative effect of a change in accounting principle, net	—	—	—	(11)

Net earnings	$369	$157	$490	$103

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “will,” “expects,” “may,” “should,” “approximately,” “anticipates,” “indicates,” “plans,” and “estimates,” and the negative or other variations of those terms with comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with litigation reserves, the expected sales and contribution to earnings in the third quarter of 2004 of the company’s business segments, demand and pricing for the company’s products in the third quarter of 2004, anticipated pricing in certain of the company’s markets, operating rates and industry inventories, expected debt repayment and return to historic debt ratios, anticipated capital expenditures, reduced timber harvest in the third quarter of 2004, expected timber sales, transportation issues, new home sales, expected effective income tax rate for 2004, the effect of pending litigation on the company’s financial position, liquidity or results of operations, expected working capital, expected contributions to pension plans, expected outcomes of legal proceedings and similar matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	The effect of general economic conditions, including the level of interest rates and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	Energy prices;

•	Performance of the company’s manufacturing operations;

•	The successful execution of internal performance plans;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations;

•	The risk of loss from fires, floods and other natural disasters;

•	Disruption of transportation;

•	Legal proceedings; and

•	Performance of pension fund investments.

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

Consolidated Results

A summary of consolidated results for the thirteen and twenty-six week periods ended June 27, 2004, and June 29, 2003, follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions, except per-share data	2004	2003	2004	2003
Net sales and revenues	$5,893	$4,930	$10,930	$9,544
Operating income	735	413	1,087	534
Net earnings	369	157	490	103
Net earnings per share, basic	1.57	0.71	2.14	0.47
Net earnings per share, diluted	1.57	0.71	2.13	0.47

Net sales and revenues for the second quarter of 2004 increased $963 million, or 20 percent, over the second quarter of 2003. Net earnings for the second quarter of 2004 were $369 million, record quarterly net earnings for the company, and more than double the net earnings from second quarter of 2003. Net sales and revenues increased $1.4 billion, or 15 percent, in the first half of 2004 as compared to the same period in 2003. Year-to-date net earnings for 2004 were more than four times the net earnings for the same period one year ago. The increases in both the second quarter and year-to-date net sales and revenues and net earnings are primarily due to a robust housing market and improved prices across the Wood Products segment.

Items that Affected Results

A summary of some significant items that are included in operating income and net earnings follows:

	Operating income			Net earnings
	Thirteen weeks ended			Thirteen weeks ended
	June 27,	June 29,		June 27,	June 29,
Dollar amounts in millions	2004	2003	Change	2004	2003	Change
(Charge) benefit:
Gain on timberland sales	$—	$144	$(144)	$—	$95	$(95)
Loss on sales of facilities	(2)	(16)	14	(1)	(11)	10
Alder antitrust litigation	(16)	—	(16)	(10)	—	(10)
Cemwood insurance settlement	—	25	(25)	—	7	(7)
Foreign exchange gains (losses)	(7)	47	(54)	(5)	31	(36)
Integration and restructuring	(13)	(25)	12	(9)	(17)	8
Facility closures	—	(12)	12	—	(8)	8
Loss on early extinguishment of debt	—	—	—	(14)	—	(14)

	Operating income			Net earnings
	Twenty-six weeks ended			Twenty-six weeks ended
	June 27,	June 29,		June 27,	June 29,
Dollar amounts in millions	2004	2003	Change	2004	2003	Change
(Charge) benefit:
Gain on timberland sales	$—	$144	$(144)	$—	$95	$(95)
Gain (loss) on sales of facilities	31	(16)	47	21	(11)	32
Alder antitrust litigation	(65)	(79)	14	(42)	(52)	10
Cemwood insurance settlement	—	25	(25)	—	7	(7)
Foreign exchange gains (losses)	(16)	82	(98)	(11)	54	(65)
Integration and restructuring	(28)	(54)	26	(18)	(36)	18
Facility closures	(1)	(34)	33	(1)	(22)	21
Loss on early extinguishment of debt	—	—	—	(14)	—	(14)
Change in accounting principle	—	—	—	—	(11)	11

These and other factors that affected the quarterly and year-to-date comparison of operating income and net earnings are discussed in the segment analyses that follow.

Timberlands

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$277	$246	$528	$488
Contribution to earnings	201	300	360	449

Third party log sales volumes and fee harvest volumes for Timberlands for the thirteen and twenty-six week periods ended June 27, 2004, and June 29, 2003, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Volumes in thousands	2004	2003	2004	2003
Third party log sales — cunits (100 cubic feet)	954	1,006	1,998	1,990
Fee harvest — cunits (100 cubic feet)	2,404	2,479	4,669	5,034

Net sales and revenues increased $31 million, or 13 percent, for the thirteen-week period ended June 27, 2004, compared to the same period in 2003, due primarily to an increase in log sales revenue. Log price realizations, which include freight and are net of normal sales deductions, increased 22 percent in the West, and 5 percent in the South. The volume of logs sold to export markets increased 1 percent and the volume of logs sold to domestic markets declined 8 percent in the thirteen weeks ended June 27, 2004, as compared to the thirteen weeks ended June 29, 2003.

Net sales and revenues increased $40 million, or 8 percent, in the first half of 2004 as compared to the first half of 2003. Sales of logs increased $57 million and other revenues, comprised primarily of the sale of nonstrategic timberlands, decreased $17 million. The volume of logs sold to export markets increased 6 percent and the volume of logs sold to domestic markets decreased 1 percent for the first half of 2004, as compared to the first half of 2003. Log price realizations, which include freight and are net of normal sales deductions, increased 18 percent in the West, and 5 percent in the South, resulting in an increase in net sales and revenues even though overall volumes were flat period to period.

Contribution to earnings, which represents segment earnings before interest and taxes, decreased $99 million and $89 million for the thirteen and twenty-six weeks ended June 27, 2004, respectively, compared to the thirteen and twenty-six weeks ended June 27, 2003. Items that affected the quarter-to-quarter comparison of Timberlands’ contribution to earnings include the following:

•	Improved price realizations in the West provided a $33 million increase in earnings in the second quarter and a $46 million increase in earnings in the first half of 2004, as compared to the same periods of 2003. Higher fee harvest volume in the West also resulted in an additional $5 million of earnings for the second quarter and $9 million of earnings for the first half of 2004.

•	Lower fee harvest volume in the South negatively affected segment earnings by $6 million in the second quarter and $17 million in the first half of 2004, as compared to the same periods of 2003. The decrease in fee harvest volume in the South was primarily due to the sale of the Tennessee and Carolina timberlands that occurred in the fourth quarter of 2003.

•	The second quarter of 2003 included a pretax gain of $144 million on the sales of western Washington timberlands. There have been no comparable sales in 2004.

Excluding the previously announced sale of 304,000 acres of timberlands in Georgia, Timberlands third quarter earnings are expected to be slightly lower than the second quarter, with reduced harvest and sales activity due to normal seasonal shutdowns.

Wood Products

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$2,792	$2,048	$4,939	$3,806
Contribution (charge) to earnings	448	(53)	621	(203)

Net sales and revenues increased $744 million, or 36 percent, for the thirteen-week period ended June 27, 2004, compared to the thirteen-week period ended June 29, 2003. The overall increase is the result of very robust markets for wood products that were fueled by strong housing starts that led to higher prices and increased volume for most product lines. The significant changes in net sales and revenues include the following:

•	Sales of structural panels, which include oriented strand board, softwood plywood, and hardwood plywood, increased $319 million. Price realizations for oriented strand board, which include freight and are net of normal sales deductions, increased $210 per thousand square feet (3/8” basis) or 112 percent. Price realizations for plywood increased $149 per thousand square feet (3/8” basis) or 60 percent. Shipments of oriented strand board decreased 63 million square feet or 5 percent, primarily due to the sale of the Slave Lake, Alberta oriented strand board mill in the first quarter of 2004. Shipments of plywood decreased 29 million square feet or 4 percent, primarily the result of converting system capacity to veneer for internal consumption by the company’s engineered wood products facilities.

•	Sales of softwood lumber increased $260 million. Price realizations increased $107 per thousand board feet, or 30 percent. The volume of softwood lumber shipped in the two periods was relatively consistent.

•	Sales of engineered lumber products increased $88 million. Increased price realizations across all engineered product lines accounted for most of the increase in engineered lumber sales. Increased shipment volumes for the company’s proprietary product lines accounted for most of the remaining increase in engineered lumber sales.

•	Sales of composite panels, which include particleboard, medium density fiberboard and hardboard, increased $29 million. Price realizations increased $72 per thousand square feet (3/4” basis) or 21 percent. Shipments increased 20 million square feet (3/4” basis) or 7 percent.

Net sales and revenues increased $1.1 billion, or 30 percent, in the first half of 2004, compared to the first half of 2003. The significant changes in net sales and revenues included:

•	Sales of structural panels increased $546 million. Price realizations increased $197 per thousand square feet (3/8” basis) for oriented strand board or 112 percent. Price realizations for plywood increased $122 per thousand square feet (3/8” basis) or 49 percent. Shipments of oriented strand board decreased 107 million square feet or 5 percent. Shipments of plywood decreased 51 million square feet or 4 percent.

•	Sales of softwood lumber increased $327 million. Price realizations increased $82 per thousand board feet, or 23 percent. The volume of softwood lumber shipped decreased 113 million board feet or 2 percent. The decrease in shipment volume was primarily due to the closure of the company’s sawmills at Dryden, Ontario and Grande Cache, Alberta in the second and fourth quarters of 2003, respectively, and the sale of the company’s Chapleau, Ontario sawmill in the fourth quarter of 2003.

•	Sales of engineered lumber products increased $132 million. Price realizations increased across all engineered lumber product lines. Shipments increased in all product lines except glulam beams.

•	Sales of composite products increased $47 million. Price realizations increased $48 per thousand square feet (3/4” basis) or 14 percent.

Contribution (charge) to earnings, which represents segment earnings before interest and taxes, for Wood Products was $448 million in the thirteen weeks ended June 27, 2004, and ($53) million in the thirteen weeks ended June 29, 2003. The year-to-date contribution (charge) to earnings was $621 million for 2004 and ($203) million for 2003. The following factors affected the comparison of Wood Products’ contribution (charge) to earnings:

•	Increases in price realizations were the dominant factor in the improvement in earnings from period to period. Overall price improvements for wood products resulted in an increase in the second quarter 2004 contribution to earnings of approximately $688 million from the second quarter of 2003, and an increase of approximately $1.1 billion in the year-to-date 2004 contribution to earnings when compared to the same period in 2003.

•	Higher prices for oriented strand board and veneer negatively affected contribution to earnings by the company’s engineered lumber products operations. Also, overall higher prices for wood products negatively affected contribution to earnings by the company’s wholesale distribution business for that portion of the product line purchased from third parties for resale. These effects, along with other changes in raw materials, manufacturing, and distribution costs, and the strengthening Canadian dollar, negatively affected contribution to earnings by approximately $172 million for the quarter ended June 27, 2004, when compared to the quarter ended June 29, 2003. Year-to-date contribution to earnings was negatively affected by approximately $297 million when compared to the same period in 2003.

•	The segment incurred charges of $5 million in the second quarter of 2004 in connection with the sale or closure of facilities, compared to charges of $27 million during the second quarter of 2003. Year-to-date 2004 segment earnings include a net gain of $31 million related to the sale or closure of facilities, including a $33 million gain on the sale of the Slave Lake, Alberta oriented strand board mill that was recognized in the first quarter. The year-to-date 2003 loss includes charges of $47 million in connection with the sale or closure of facilities.

•	The second quarter of 2004 includes a $16 million pretax charge related to an adverse judgment in a lawsuit involving the market for Pacific Northwest alder logs. Year-to-date 2004 earnings include $65 million in pretax charges related to the adverse judgment and the settlement of other lawsuits involving the market for Pacific Northwest alder logs, while the year-to-date 2003 loss includes a $79 million pretax charge resulting from an adverse judgment in other alder litigation.

Third quarter earnings are expected to be substantially lower than second quarter, but are expected to be well above third quarter 2003 earnings. Prices for lumber and structural panels are expected to be lower as supply and demand begins to balance and transportation issues abate. Price realizations for engineered lumber and industrial panels are expected to improve.

Third party sales and total production volumes for the major products in the Wood Products segment for the thirteen and twenty-six week periods ended June 27, 2004, and June 29, 2003, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Third party sales volumes (millions, except logs)	2004	2003	2004	2003
Softwood lumber — board feet	2,393	2,385	4,447	4,560
Plywood — square feet (3/8”)	668	697	1,310	1,361
Veneer — square feet (3/8”)	60	63	115	125
Composite panels — square feet (3/4”)	324	304	625	571
Oriented strand board — square feet (3/8”)	1,143	1,206	2,124	2,231
Hardwood lumber — board feet	116	113	216	219
Logs — in thousands of cunits (100 cubic feet)	279	230	449	400

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Total production volumes (millions)	2004	2003	2004	2003
Softwood lumber — board feet	1,881	1,825	3,641	3,667
Plywood — square feet (3/8”)	405	412	827	890
Veneer — square feet (3/8”) (1)	609	536	1,194	1,129
Composite panels — square feet (3/4”)	281	252	549	483
Oriented strand board — square feet (3/8”)	1,056	1,051	2,087	2,062
Hardwood lumber — board feet	96	93	185	191

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Pulp and Paper

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$1,012	$957	$1,981	$1,951
Contribution (charge) to earnings	14	(7)	(11)	3

Net sales and revenues increased $55 million, or 6 percent, for the thirteen-week period ended June 27, 2004, compared to the thirteen-week period ended June 29, 2003. The increase was primarily due to a $50 million increase in pulp sales. Unit pulp shipments increased approximately 46,000 tons, or 8 percent, and price realizations, which include freight and are net of normal sales deductions, increased approximately $40 per ton, or 7 percent, in 2004, compared to the same period in 2003. The increase in demand for pulp is due primarily to improving world economies and a weaker U.S. dollar. Fine paper sales were comparable in the second quarters of 2004 and 2003. Unit shipments were up 28,000 tons, or 4 percent, reflecting a general improvement in the U.S. economy, but price realizations declined $42 per ton , or 5 percent.

Net sales and revenues increased $30 million, or 2 percent, for the twenty-six weeks ended June 27, 2004, compared to the twenty-six weeks ended June 29, 2003. The significant changes in net sales and revenues included the following:

•	Pulp sales increased $80 million. Unit shipments increased approximately 47,000 tons, or 4 percent. Price realizations, which include freight and are net of normal sales deductions, increased approximately $44 per ton or 8 percent in 2004, compared to the twenty-six week period ended June 29, 2003.

•	Fine paper sales decreased $69 million. Unit shipments increased approximately 32,000 tons, or 2 percent, but price realizations, which include freight and are net of normal sales deductions, decreased approximately $65 per ton, or 8 percent, for the first twenty-six weeks of 2004, as compared to the same period in 2003.

The second quarter 2004 contribution to earnings, which represents segment earnings before interest and taxes, of $14 million was $21 million greater than the $7 million loss in the same period of 2003. The segment had a year-to-date loss of $11 million in the twenty-six week period ended June 27, 2004, compared to a $3 million contribution to earnings in the twenty-six week period ended June 29, 2003. The following factors affected the comparison of segment contribution to earnings for the second quarter and for the first half of 2004:

•	Increases in pulp prices contributed approximately $25 million to second quarter earnings for the segment and the increased volume of pulp sales contributed an additional $3 million to the quarterly earnings. On a year-to-date basis, the pulp price increases contributed approximately $53 million and volume increases provided an additional $3 million to segment earnings.

•	Declines in prices for fine paper negatively affected segment earnings by approximately $31 million in the second quarter and by approximately $93 million in the first half of 2004. Additional contribution from the increase in unit shipments of paper partially offset these declines in both periods.

•	The strengthening of the Canadian dollar against the U.S. dollar in 2004 resulted in increased operating costs of the segment’s Canadian facilities, resulting from the translation of Canadian-denominated operating costs into U.S. dollars. This negatively affected the segment’s earnings by approximately $7 million in the second quarter of 2004 and by approximately $35 million for the first twenty-six weeks of 2004, when compared with the same periods of 2003.

•	Operating efficiencies, combined with the closure of two paper machines during 2003 and other productivity improvements resulted in cost reductions of approximately $33 million and $48 million in the thirteen and twenty-six weeks ended June 27, 2004, respectively, when compared with the thirteen and twenty-six weeks ended June 29, 2003.

The company expects to report improved earnings for the segment in the third quarter. Overall prices for pulp are expected to increase modestly. Improvements in fine paper prices are anticipated as demand continues to grow.

     Third party sales and total production volumes for major Pulp and Paper products follow:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Third party sales volumes (thousands)	2004	2003	2004	2003
Pulp — air-dry metric tons	642	596	1,266	1,219
Paper — tons(1)	718	690	1,459	1,427
Coated groundwood — tons	61	55	120	116
Liquid packaging board — tons	72	67	138	127
Paper converting — tons	472	472	955	974

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Total production volumes (thousands)	2004	2003	2004	2003
Pulp — air-dry metric tons(2)	636	619	1,255	1,273
Paper — tons(1) (3)	736	712	1,479	1,469
Coated groundwood — tons	61	55	116	117
Liquid packaging board — tons	67	68	128	124
Paper converting — tons	470	479	960	995

(1)	Paper volumes include unprocessed rolls and converted paper volumes.

(2)	Pulp production excludes volumes further processed into paper and containerboard products in company mills.

(3)	Paper machine production.

Containerboard, Packaging and Recycling

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$1,141	$1,121	$2,207	$2,190
Contribution to earnings	62	108	86	188

Net sales and revenues increased $20 million, or 2 percent, in the thirteen weeks ended June 27, 2004, as compared to the thirteen weeks ended June 29, 2003. Unit shipments of corrugated packaging increased approximately 340 million square feet, or 2 percent, in the second quarter of 2004, compared to the same period of 2003. Price realizations for corrugated packaging, which include freight and are net of normal sales deductions, declined approximately 2 percent in the comparable thirteen-week periods. Containerboard sales were also comparable between the two periods. Price realizations increased approximately $7 per ton, or 2 percent, but volumes shipped declined 12,000 tons, or 5 percent. The overall increase in the segment’s second quarter net sales and revenues included a $28 million increase in sales of recycled materials. The increase in unit shipments was driven primarily by an improvement in the U.S. economy.

Net sales and revenues were relatively stable in the twenty-six weeks ended June 27, 2004, as compared to the twenty-six weeks ended June 29, 2003. Unit shipments of corrugated packaging increased approximately 734 million square feet, or 2 percent, in the first half of 2004, compared to the same period in 2003, reflecting a general improvement in the U.S. economy and an increase in productivity at the company’s facilities. However, a decline in price realizations for packaging, which include freight and are net of normal sales deductions, of approximately $2 per thousand square feet, or 4 percent, offset the effect of increased shipments. Containerboard shipments increased approximately 17,000 tons, or 4 percent, but price realizations for containerboard declined approximately $8 per ton, or 2 percent, in the 2004 period as compared to the 2003 period. Included in the year-to-date increase in net sales and revenues is a $48 million increase in sales of recycled materials, resulting from higher price realizations and increased third party sales volumes.

Contribution to earnings, which represents segment earnings before interest and taxes, decreased $46 million in the thirteen weeks ended June 27, 2004, compared to the thirteen weeks ended June 29, 2003. Contribution to earnings decreased $102 million in the twenty-six weeks ended June 27, 2004, compared to the twenty-six weeks ended June 29, 2003. The decline in contribution to earnings was primarily attributable to the following:

•	Declines in packaging price realizations negatively affected contribution to earnings by approximately $22 million in the second quarter of 2004 and by approximately $67 million year-to-date 2004, when compared with the same periods of 2003.

•	Raw material costs increased in 2004 compared to the prior year periods, negatively affecting contribution to earnings by approximately $25 million in the second quarter and by approximately $50 million in the first half of 2004. The cost of old corrugated containers (OCC) delivered to the containerboard mills increased approximately $18 per ton in the thirteen weeks ended June 27, 2004, and by approximately $19 per ton in the twenty-six weeks ended June 27, 2004, over the comparable periods in 2003. In addition, chip costs for the containerboard mills increased approximately $5 per ton for both the thirteen and twenty-six week periods. The increased cost of OCC used in recycling also offset the increase in price realizations for recycled materials in both the thirteen and twenty-six week periods of 2004.

Customer demand is expected to remain strong in the third quarter due to the improving economy and normal seasonal demand. Company operating rates are expected to remain high and company inventories are near historic lows. This should result in continued favorable business conditions for this segment. As a result, the company expects higher third quarter earnings for the segment due primarily to implementation of a previously announced box price increase.

Third party sales and total production volumes for Containerboard, Packaging and Recycling follow:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Third party sales volumes (thousands)	2004	2003	2004	2003
Containerboard — tons	221	233	471	454
Packaging — MSF	18,917	18,577	37,063	36,329
Recycling — tons	701	566	1,379	1,159
Kraft bags and sacks — tons	23	24	47	49

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Total production volumes (in thousands)	2004	2003	2004	2003
Containerboard — tons (1)	1,598	1,568	3,101	2,997
Packaging — MSF	20,208	19,955	39,701	38,932
Recycling — tons(2)	1,707	1,644	3,314	3,172
Kraft bags and sacks — tons	23	25	47	50

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.

(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Real Estate and Related Assets

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$524	$432	$993	$877
Contribution to earnings	118	91	238	186

Net sales and revenues and contribution to earnings, which represents segment earnings before interest and taxes, increased $92 million and $27 million, respectively, in the thirteen weeks ended June 27, 2004, compared to the thirteen weeks ended June 29, 2003. Sales in markets where the company operates remained strong during 2004. Net sales and revenues attributable to single-family home sales were $492 million and $355 million in the second quarter of 2004 and 2003, respectively. The segment closed 1,216 single-family home sales during the second quarter of 2004, as compared to 1,003 single-family home sales in the second quarter of 2003. The average sales price for single-family homes was approximately $405,000 in the thirteen weeks ended June 27, 2004, and approximately $354,000 in the thirteen weeks ended June 29, 2003. Results for the thirteen weeks ended June 29, 2003, included a $12 million pretax gain on a commercial property sale in Southern California.

Net sales and revenues increased $116 million and contribution to earnings increased $52 million in the first half of 2004, compared to the first half of 2003. Net sales and revenues attributable to single-family home sales were $894 million and $727 million in the twenty-six weeks ended June 27, 2004, and June 29, 2003, respectively. The segment closed 2,281 single-family home sales during the first half of 2004, as compared to 2,013 single-family home sales closed in the same period in 2003. The average sales price for single-family homes was approximately $392,000 in the twenty-six weeks ended June 27, 2004, and approximately $361,000 in the twenty-six weeks ended June 29, 2003. Results for the first half of 2004 include a $22 million gain on a land sale that occurred in the first quarter. Results for the first half of 2003 included pretax gains of $30 million for the sales of commercial property and an apartment complex.

Housing sales remain strong with a backlog of homes sold, but not closed, exceeding seven months. Third quarter earnings from new home sales are expected to be comparable to the second quarter. Total segment earnings for the third quarter are expected to be higher due to an $18 million pretax gain from the sale of a multi-family site.

Corporate and Other

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 29,	June 27,	June 29,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$147	$126	$282	$232
Contribution (charge) to earnings	(67)	(2)	(143)	(48)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings includes the following:

•	Foreign exchange gains (losses) were ($6) million and $46 million in the thirteen weeks ended June 27, 2004, and June 29, 2003, respectively, and ($16) million and $81 million in the twenty-six weeks ended June 27, 2004, and June 29, 2003, respectively. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	A pretax gain of $25 million associated with the settlement of an insurance claim relating to the company’s Cemwood litigation was recognized in the second quarter of 2003.

•	Charges for integration and restructuring activities were $5 million and $14 million in the thirteen weeks ended June 27, 2004, and June 29, 2003, respectively. Charges for integration and restructuring activities were $16 million in the twenty-six weeks ended June 27, 2004, and $34 million in the twenty-six weeks ended June 29, 2003. The charges include costs associated with the integration of Willamette, such as charges associated with change-in-control agreements and scheduled severance payments, and Weyerhaeuser’s overall cost-reduction efforts.

•	Charges of $1 million were recognized during the second quarter of 2004 and charges of $2 million and $9 million were recognized during the twenty-six weeks ended June 27, 2004, and June 29, 2003, respectively, to increase the reserve for environmental remediation costs. See Note 12 of Notes to Financial Statements.

Interest Expense

Interest expense incurred by Weyerhaeuser was $413 million in the first half of both 2004 and 2003. The second quarter of 2004 includes a $21 million pretax charge for early extinguishment of debt. Weyerhaeuser expects to repay additional debt and to return to historic debt ratios by the second half of 2005.

Income Taxes

The company’s effective income tax rate for 2004 is estimated to be 34.0 percent. During the second quarter of 2003, the company reduced its estimated effective income tax rate to 34.0 percent from the 34.5 percent rate that was used in the first quarter of 2003, to reflect a revision in the company’s estimate of the effective rate for the 2003 annual period. The change in the effective rate had an immaterial effect on income taxes recognized in the second quarter of 2003. The company’s effective income tax rate is affected by state income taxes, the benefits of tax credits and the export sales incentive.

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

The important elements of the policy governing the company’s capital structure are as follows:

•	To view separately the capital structures of Weyerhaeuser and Real Estate and Related Assets, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

•	The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Consolidated net cash provided by operations was $627 million in the twenty-six weeks ended June 27, 2004, an increase of $313 million over the $314 million of net cash provided by operations in the twenty-six weeks ended June 29, 2003. The primary components of the change follow:

•	Cash received from customers, net of cash paid to employees, suppliers and others, increased approximately $469 million in the first half of 2004, compared to the first half of 2003. This was primarily attributable to the additional cash received from the sale of wood products.

•	Cash paid for interest, net of the amount capitalized, was $33 million higher in the twenty-six weeks ended June 27, 2004, than in the comparable period in 2003. The increase in 2004 includes the premium paid on the early repayment of $700 million of outstanding borrowings. This debt repayment is expected to reduce interest expense beginning in the third quarter.

•	Cash paid for income taxes was $120 million higher in the twenty-six weeks ended June 27, 2004, as compared to the same period in 2003. The difference is primarily due to the timing of tax payments related to the 2003 and 2002 tax years, which are actually paid in the first quarter of the following year.

Investing

Weyerhaeuser’s capital expenditures for the twenty-six weeks ended June 27, 2004, excluding acquisitions and Real Estate and Related Assets, were $177 million, compared to $319 million in the same period of 2003. Capital spending by segment for the twenty-six weeks ended June 27, 2004, was $27 million for Timberlands; $31 million for Wood Products; $70 million for Pulp and Paper; $22 million for Containerboard, Packaging and Recycling; and $27 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $750 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions.

Weyerhaeuser received net cash proceeds of $151 million from the sale of western Washington timberlands and the related note receivable in the second quarter of 2003. See Notes 15 and 16 of Notes to Financial Statements.

Financing

On May 5, 2004, the company issued 16,675,000 common shares and received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million during the second quarter. Offering proceeds have been or will be used to retire outstanding debt (see Note 11). As of June 27, 2004, remaining proceeds from the offering, along with excess cash from operations, were invested in short-term investments, comprised principally of commercial paper.

The company also received $131 million in cash proceeds from the exercise of stock options during the twenty-six weeks ended June 27, 2004, compared to only $4 million received during the twenty-six weeks ended June 29, 2003. Higher average market prices for the company’s common shares during the first half of 2004, as compared to the same period in 2003, resulted in a significant increase in the number of employee stock option exercises.

The company reduced its total interest-bearing debt by $952 million in the second quarter of 2004 and by $847 million since December 28, 2003. Year-to-date, Weyerhaeuser has repaid $873 million of long-term debt, including an early repayment of $700 million of 5.5 percent notes that occurred in the second quarter. These notes were scheduled to mature in 2005. The company recognized a pretax charge of $21 million in the second quarter of 2004 in connection with this early repayment.

Weyerhaeuser’s debt-to-total-capital ratio, excluding Real Estate and Related Assets, was 47.6 percent as of June 27, 2004, compared to 52.0 percent at the end of 2003. Debt reduction is the company’s highest priority, and Weyerhaeuser expects to return to historic debt ratios by the second half of 2005. For purposes of computing this ratio, debt includes Weyerhaeuser’s interest-bearing debt and capital lease obligations and total capital consists of debt, shareholders’ interest, deferred taxes and minority interest in subsidiaries, net of Weyerhaeuser’s investments in Real Estate and Related Assets subsidiaries.

Weyerhaeuser Company (excluding its subsidiaries) and Weyerhaeuser Real Estate Company (WRECO) have established 364-day and multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of June 27, 2004. The multi-year revolving line of credit expires in March 2007. WRECO can borrow up to $400 million under the 364-day facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of June 27, 2004, $2.5 billion was available under these bank facilities for incremental borrowings.

The company is currently a defendant in two lawsuits that went to trial in the second quarter of 2004. Findings of fact and conclusions of law on the damages phase in the Paragon Trade Brands litigation were submitted on February 9, 2004. The court has not yet issued an opinion. The company has not recorded a reserve related to the Paragon Trade Brands lawsuit and is unable to estimate at this time the amount of damages, if any, that may be awarded in this lawsuit. In May 2004, a jury awarded damages, after trebling, of $16 million in the Washington Alder litigation, and the company recognized a pretax charge of $16 million in the second quarter of 2004. These cases are described in Note 12 of Notes to Financial Statements. The company disagrees with the assertions in these two lawsuits and plans to appeal any judgments of liability and damage awards that may be issued in these lawsuits. In the event of any such appeal, the company will be required to post cash or bonds in the amount of the damage award being appealed. The company believes that even if judgment in the Paragon Trade Brands lawsuit is entered against the company and damages are awarded in the amounts claimed by the plaintiffs, the company has sufficient liquidity to enable the company to post the required appeal bonds for both the Paragon Trade Brands lawsuit and the Washington Alder lawsuit.

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

The company is not required to make any contributions to its U.S. plans during 2004. The company expects to contribute approximately $44 million to its Canadian pension plans in 2004, which includes $6 million of contributions made in connection with the sale of its Slave Lake oriented strand board facility, the terminations of the pension plans at its Sturgeon Falls and Grande Cache operations, and an early retirement incentive program at its Dryden operations.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.2 billion as of June 27, 2004, which represented approximately 11 percent of the company’s consolidated assets.

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

Quantitative and Qualitative Disclosures About Market Risk

No changes occurred during the twenty-six weeks ended June 27, 2004, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 28, 2003.

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

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting that occurred during the company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion in Note 12 to Financial Statements.

Item 2. Changes in Securities not applicable

Item 3. Defaults upon Senior Securities not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 13, 2004, were:

The reelection of Steven R. Rogel, William D. Ruckelshaus, Richard H. Sinkfield and James N. Sullivan to the board of directors.

	For	Withheld
Rogel	186,448,458	5,439,251
Ruckelshaus	171,530,750	20,356,959
Sinkfield	186,588,222	5,299,487
Sullivan	185,567,540	6,320,169

The terms of Martha Ingram, John Kieckhefer, Arnold Langbo, Richard Haskayne, Robert Herbold, Donald Mazankowski and Nicole Piasecki continued after the annual meeting.

				Broker
	For	Against	Abstain	Non-Votes
Proposal relating to the approval of the 2004 Long-Term Incentive Plan	150,472,729	18,474,061	1,317,541	21,623,378
Proposal relating to the amendment of the Restated Articles of Incorporation to authorize annual election of Directors	128,169,514	40,855,060	1,239,756	21,623,379
Shareholder proposal relating to accounting for stock options	106,225,767	61,096,478	2,942,084	21,623,380
Shareholder proposal relating to equity compensation	33,824,496	134,933,858	1,505,977	21,623,378
Shareholder proposal relating to environmental reporting	9,847,235	141,990,705	18,426,391	21,623,378
Shareholder proposal relating to old growth and endangered forests	6,814,982	139,957,418	23,469,620	21,645,689
Proposal relating to the approval on an advisory basis the appointment of the independent auditors	178,942,409	11,665,068	1,280,231	—

Item 5. Other Information

Natural Resource and Environmental Matters

The United States Environmental Protection Agency (U.S. EPA) has promulgated regulations dealing with air emissions from pulp and paper manufacturing facilities, including regulations on hazardous air pollutants that require use of maximum achievable control technology (MACT) and controls for pollutants that contribute to smog and haze. The U.S. EPA has also adopted MACT standards for air emissions from wood products facilities and industrial boilers. The company anticipates that it may spend as much as $64 million over the next several years to comply with the MACT standards.

On June 14, 2004, the American Forests and Paper Association (AF&PA) filed on behalf of its member companies, in accordance with section 8(e) of the Toxic Substances Control Act, a report of an epidemiological study of pulp and paper workers. The notice stated that at AF&PA’s request, the Johns Hopkins University Bloomberg School of Health conducted an analysis of mortality of certain long-term employees who worked at pulp and paper mills in the 1930s through 1991. AF&PA further stated that the study made comparisons of workers in mills using certain processes, making certain products, with workers employed in different work areas of the mill, and that comparisons were also made based on an estimated exposure to a chemical or class of chemicals. The AF&PA stated that its submittal does not imply in any way that the information provided indicates an actual adverse effect from a particular chemical substance or mixture or an actual risk to human health, either past or present.

This study is a follow-on study to an earlier study commissioned by AF&PA beginning in 1983. The first study, dated August 1995, indicated that the mortality rates of pulp and paper industry workers from 1970 through 1991 were lower than the mortality rate of the general population. The study also showed a few areas where the mortality rates from certain diseases may have been higher for some pulp and paper industry workers than for the general population. The final report was issued in June, 2004. However, we do not believe that the final report will have an adverse effect on our operations in 2004 and 2005. We cannot predict at this time what effect, if any, the final report will have on our operations or the pulp and paper industry in the future.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

12.	Statement regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Reports on Form 8-K

The registrant filed reports on Form 8-K dated April 29, 2004, reporting information under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits; dated April 26 and April 29, 2004, reporting information under Item 9, Regulation FD Disclosure; and dated April 23 and July 23, 2004, reporting information under Item 12, Results of Operations and Financial Condition.

EXHIBITS INDEX

Exhibits:

12.	Statement regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)