Form 10-Q
period 2004-09-26
WEYERHAEUSER CO
filed 2004-11-04
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine weeks ended September 26, 2004, or

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

Yes  ☒   No  ☐

The number of shares outstanding of the registrant’s class of common stock, as of October 29, 2004, was 239,866,627 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing
For the thirty-nine weeks ended September 26, 2004

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statement of Earnings	3
	Consolidated Balance Sheet	4-5
	Consolidated Statement of Cash Flows	6-7
	Notes to Financial Statements	8-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
Part II.	Other Information
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	(not applicable)
Item 3.	Defaults Upon Senior Securities	(not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders	(not applicable)
Item 5.	Other Information	40
Item 6.	Exhibits	41
EXHIBIT 12
EXHIBIT 31
EXHIBIT 32

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 28, 2003. Though not audited by independent public auditors, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen and thirty-nine week periods ended September 26, 2004, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY
By	/s/ Steven J. Hillyard
Steven J. Hillyard
Duly Authorized Officer and Principal Accounting Officer

November 4, 2004

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
For the periods ended September 26, 2004 and September 28, 2003
(Dollar amounts in millions except per-share data)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
Net sales and revenues:
Weyerhaeuser	$5,258	$4,650	$15,195	$13,317
Real Estate and Related Assets	591	534	1,584	1,411

Total net sales and revenues	5,849	5,184	16,779	14,728

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,894	3,598	11,355	10,531
Depreciation, amortization and fee stumpage	326	320	979	954
Selling expenses	125	117	368	335
General and administrative expenses	229	249	705	712
Research and development expenses	13	10	38	34
Taxes other than payroll and income taxes	50	45	146	140
Charges for integration and restructuring (Note 13)	8	24	36	78
Charges for closure of facilities (Note 14)	13	48	14	82
Other operating costs, net (Note 15)	(318)	16	(262)	(152)

	4,340	4,427	13,379	12,714

Real Estate and Related Assets:
Costs and operating expenses	414	406	1,116	1,052
Depreciation and amortization	3	3	9	8
Selling expenses	31	27	88	76
General and administrative expenses	19	15	55	43
Taxes other than payroll and income taxes	1	—	2	2
Other operating costs, net	(19)	2	(17)	(5)

	449	453	1,253	1,176

Total costs and expenses	4,789	4,880	14,632	13,890

Operating income	1,060	304	2,147	838
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(184)	(200)	(597)	(613)
Less interest capitalized	—	3	4	14
Interest income and other	7	3	15	15
Equity in income (loss) of affiliates (Note 7)	4	(3)	11	(5)
Real Estate and Related Assets:
Interest expense incurred	(14)	(13)	(43)	(40)
Less interest capitalized	14	13	43	40
Interest income and other	1	6	21	25
Equity in income of unconsolidated entities (Note 7)	12	11	41	23

Earnings before income taxes and cumulative effect of a change in accounting principle	900	124	1,642	297
Income taxes	(306)	(42)	(558)	(101)

Earnings before cumulative effect of a change in accounting principle	594	82	1,084	196
Cumulative effect of a change in accounting principle, net (Note 2)	—	—	—	(11)

Net earnings	$594	$82	$1,084	$185

Basic net earnings per share (Note 5):
Earnings before cumulative effect of a change in accounting principle	$2.46	$0.37	$4.65	$0.88
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(0.05)

Net earnings	$2.46	$0.37	$4.65	$0.83

Diluted net earnings per share (Note 5):
Earnings before cumulative effect of a change in accounting principle	$2.45	$0.37	$4.62	$0.88
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(0.05)

Net earnings	$2.45	$0.37	$4.62	$0.83

Dividends paid per share	$0.40	$0.40	$1.20	$1.20

See Accompanying Notes To Financial Statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
September 26, 2004 and December 28, 2003
(Dollar amounts in millions)
(Unaudited)

	Sept. 26,	Dec. 28,
	2004	2003
Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$1,227	$171
Receivables, less allowances	1,804	1,484
Inventories (Note 9)	1,998	1,911
Prepaid expenses	527	455

Total current assets	5,556	4,021
Property and equipment, net	11,838	12,243
Construction in progress	242	403
Timber and timberlands at cost, less fee stumpage charged to disposals	4,193	4,287
Investments in and advances to equity affiliates (Note 7)	632	603
Goodwill (Note 8)	3,241	3,237
Deferred pension and other assets	1,243	1,311

	26,945	26,105

Real Estate and Related Assets
Cash and cash equivalents	8	31
Receivables, less discounts and allowances	52	64
Real estate in process of development and for sale	934	723
Land being processed for development	995	922
Investments in unconsolidated entities, less reserves (Note 7)	48	38
Other assets	302	226

	2,339	2,004

Total assets	$29,284	$28,109

See Accompanying Notes To Financial Statements.

	Sept. 26,	Dec. 28,
	2004	2003
Liabilities and shareholders’ interest
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 11)	$3	$4
Current maturities of long-term debt (Note 11)	490	90
Accounts payable	1,102	1,041
Accrued liabilities (Note 10)	1,337	1,390

Total current liabilities	2,932	2,525
Long-term debt (Note 11)	10,010	11,503
Deferred income taxes	4,451	4,294
Deferred pension, other postretirement benefits and other liabilities	1,429	1,377
Commitments and contingencies (Note 12)

	18,822	19,699

Real Estate and Related Assets
Notes payable and commercial paper (Note 11)	—	1
Long-term debt (Note 11)	869	893
Other liabilities	534	407
Commitments and contingencies (Note 12)

	1,403	1,301

Total liabilities	20,225	21,000

Shareholders’ interest (Note 17)
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 239,640,692 and 220,200,564 shares	300	275
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,125,655 and 2,292,825 shares	144	156
Other capital	4,021	2,940
Retained earnings	4,470	3,662
Cumulative other comprehensive income	124	76

Total shareholders’ interest	9,059	7,109

Total liabilities and shareholders’ interest	$29,284	$28,109

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the thirty-nine week periods ended September 26, 2004 and September 28, 2003
(Dollar amounts in millions)
(Unaudited)

	Consolidated
	Sept. 26,	Sept. 28,
	2004	2003
Cash flows from operations:
Net earnings	$1,084	$185
Noncash charges (credits):
Depreciation, amortization and fee stumpage	988	962
Deferred income taxes, net	135	57
Pension and other postretirement benefits (Note 4)	144	109
Equity in (income) loss of affiliates and unconsolidated entities	(52)	(18)
Charges for litigation (Note 12)	65	102
Credit for reversal of hardboard siding reserve (Note 12)	(20)	—
Credit for Cemwood settlement (Note 15)	—	(25)
Charges for impairment of long-lived assets (Notes 14 and 15)	4	73
Gain on disposition of assets (Notes 15 and 16)	(311)	(155)
Foreign exchange gains (Note 15)	—	(78)
Cumulative effect of a change in accounting principle (Note 2)	—	17
Decrease (increase) in working capital, net of acquisitions:
Receivables	(306)	(193)
Inventories, real estate and land	(339)	40
Prepaid expenses	(69)	(20)
Accounts payable and accrued liabilities	91	(110)
Other	(137)	(30)

Net cash from operations	1,277	916

Cash flows from investing activities:
Property and equipment	(264)	(458)
Timberlands reforestation	(23)	(25)
Acquisition of timberlands	(57)	(101)
Acquisition of businesses and facilities, net of cash acquired	—	(8)
Net distributions from (investments in) equity affiliates	37	(20)
Proceeds from sale of:
Property, equipment and other assets	113	87
Significant nonstrategic timberlands (Note 16)	324	151
Intercompany advances	—	—
Other	(18)	(7)

Net cash from investing activities	112	(381)

Cash flows from financing activities:
Issuances of debt	—	13
Revolving credit facilities, notes and commercial paper borrowings, net	(3)	468
Cash dividends	(276)	(266)
Intercompany cash dividends and return of capital	—	—
Payments on debt	(1,150)	(829)
Proceeds from common share offering (Note 17)	954	—
Exercise of stock options	141	39
Other	(22)	—

Net cash from financing activities	(356)	(575)

Net change in cash and cash equivalents	1,033	(40)
Cash and cash equivalents at beginning of period	202	122

Cash and cash equivalents at end of period	$1,235	$82

Cash paid (received) during the period for:
Interest, net of amount capitalized	$710	$702

Income taxes	$308	$20

See Accompanying Notes To Financial Statements.

Weyerhaeuser		Real Estate and Related Assets
Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
2004	2003	2004	2003

$839	$16	$245	$169

979	954	9	8
155	42	(20)	15
140	107	4	2
(11)	5	(41)	(23)
65	102	—	—
(20)	—	—	—
—	(25)	—	—
4	73	—	—
(311)	(147)	—	(8)
—	(78)	—	—
—	17	—	—

(318)	(197)	12	4
(72)	69	(267)	(29)
(76)	(29)	7	9
(49)	(85)	140	(25)
(52)	4	(85)	(34)

1,273	828	4	88

(252)	(446)	(12)	(12)
(23)	(25)	—	—
(57)	(101)	—	—
—	(8)	—	—
15	(4)	22	(16)

113	47	—	40
324	151	—	—
11	22	(11)	(22)
(18)	(7)	—	—

113	(371)	(1)	(10)

—	13	—	—
(2)	432	(1)	36
(276)	(266)	—	—
1	41	(1)	(41)
(1,126)	(774)	(24)	(55)
954	—	—	—
141	39	—	—
(22)	—	—	—

(330)	(515)	(26)	(60)

1,056	(58)	(23)	18
171	115	31	7

$1,227	$57	$8	$25

$710	$702	$—	$—

$257	$(96)	$51	$116

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
For the thirty-nine week periods ended September 26, 2004 and September 28, 2003
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

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a Real Estate and Related Assets subsidiary provides subordinated financing to third-party developers and homebuilders. Both the fixed price purchase options and the subordinated financing constitute variable interests under Interpretation 46 (revised). The company’s real estate development subsidiaries have entered into 55 lot option purchase agreements with entities created prior to December 31, 2003, with deposits of approximately $104 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46 (revised). The total amount that would be paid under these option purchase contracts, if fully exercised, is approximately $1.2 billion. In addition, the company’s real estate development subsidiaries have entered into 6 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $3 million at risk. The company is not required to consolidate any of these entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $87 million. One of the company’s real estate subsidiaries has approximately $10 million in subordinated loans at risk at September 26, 2004, in 29 variable interest entities.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net earnings as reported	$594	$82	$1,084	$185
Less incremental stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	1	(33)	(24)

Pro forma net earnings	$594	$83	$1,051	$161

Earnings per share:
Basic—as reported	$2.46	$0.37	$4.65	$0.83
Basic—pro forma	2.46	0.37	4.50	0.72
Diluted—as reported	2.45	0.37	4.62	0.83
Diluted—pro forma	2.45	0.37	4.48	0.72

Stock Option Exercise and Share Repurchase Program

On April 13, 2004, the company instituted a program to purchase shares from a limited number of employees who were limited in their ability to sell shares issuable upon exercise of their stock options as a result of trading restrictions the company imposed on such employees. Under this program, the option holders are permitted to effect a cashless exercise of their stock options followed by an immediate sale to the company of the common shares issued on such cashless exercise, so that there will be no market transaction in connection with such exercises. Only those options granted to 21 participating employees on or prior to April 19, 1999, (representing options to purchase 578,486 common shares) were eligible to be exercised under the program. As of September 26, 2004, options to purchase 566,314 common shares were eligible to be exercised under the program.

The program went into effect on April 13, 2004, and will remain in effect until April 1, 2005, unless further extended by the company’s Board of Directors. Options eligible for the program may also be exercised outside of the program through the company’s normal broker-assisted cashless exercise program, subject to the company’s insider trading policy.

The program resulted in variable accounting treatment for the stock options included in the program. The company recorded a pretax charge of approximately $8 million in the second quarter of 2004 in connection with the adoption of the program. Also recognized in the second and third quarters were any adjustments necessary to reflect the impact of changes in quoted prices for the company’s common shares from April 13, 2004, through September 26, 2004. Additional charges or credits will be recorded in the future, depending on changes in quoted prices for the company’s common shares and the number of eligible options outstanding. Variable accounting treatment will continue until the earlier of the expiration of the program, the exercise or cancellation of eligible options, or the termination of individual employees’ rights to sell common shares to the company under the program.

2004 Long-Term Incentive Plan

At the company’s April 13, 2004, annual meeting, the company’s shareholders approved a new long-term incentive plan (the 2004 Plan). The 2004 Plan replaces the long-term incentive plan that was approved by shareholders in 1998 (the 1998 Plan) and no further grants will be made under the 1998 Plan.

Note 4: Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $52 million and $144 million in the thirteen and thirty-nine weeks ended September 26, 2004, respectively, and $30 million and $109 million in the thirteen and thirty-nine weeks ended September 28, 2003, respectively. The components of net periodic benefit costs are:

	Pension
	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Service cost	$31	$26	$93	$93
Interest cost	65	57	195	203
Expected return on plan assets	(95)	(86)	(278)	(306)
Amortization of loss	6	4	23	16
Amortization of prior service cost	9	8	25	26
Loss due to closure, sale, plan termination and other	13	—	16	6

	$29	$9	$74	$38

	Other Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept 28,
Dollar amounts in millions	2004	2003	2004	2003
Service cost	$5	$6	$19	$20
Interest cost	15	11	41	39
Amortization of loss	10	4	19	14
Amortization of prior service costs	(7)	—	(9)	(2)

	$23	$21	$70	$71

The company is not required to make any contributions to its U.S. pension plans during 2004. The company contributed $28 million to its Canadian pension plans in the first three quarters of 2004 and expects to contribute a total of approximately $44 million to its Canadian pension plans in 2004.

Note 5: Net Earnings Per Share

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the respective periods.

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
Weighted average shares outstanding (thousands):
Basic	241,621	221,610	233,281	221,408
Dilutive effect of stock options	1,028	883	1,075	277

Diluted	242,649	222,493	234,356	221,685

Options to purchase 157,400 shares and 3,741,923 shares were not included in the computation of diluted earnings per share for the thirteen weeks ended September 26, 2004, and September 28, 2003, respectively, and 157,400 shares and 9,396,850 shares were not included in the computation of diluted earnings per share for the thirty-nine weeks ended September 26, 2004, and September 28, 2003, respectively, because the option exercise prices were greater than the average market price of the company’s common shares during those periods.

The increase in the number of weighted average shares outstanding from the periods ended September 28, 2003, to the periods ended September 26, 2004, is primarily due to the issuance of 16,675,000 common shares that occurred in May 2004 (see Note 17). Due to the differences in basic and diluted weighted average shares outstanding for the thirteen-week period ended September 26, 2004, as compared to the thirty-nine week period then ended, earnings per share for the year-to-date 2004 period does not equal the sum of the respective earnings per share for the first three quarters of 2004.

Note 6: Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net earnings	$594	$82	$1,084	$185
Other comprehensive income (expense):
Foreign currency translation adjustments	144	(9)	53	343
Unrealized gains on available for sale securities	—	1	—	1
Net derivative losses on cash flow hedges	(3)	(6)	(4)	(5)
Reclassification of net (gains) losses on cash flow hedges	—	1	(1)	1

Comprehensive income	$735	$69	$1,132	$525

Note 7: Equity Affiliates

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Weyerhaeuser

Weyerhaeuser’s significant equity affiliates as of September 26, 2004, are:

•	Jasmine Forests, LLC — A qualifying special purpose entity formed in 2002 to monetize the note received as part of the consideration for the sale of 115,000 acres of timberlands in western Washington.

•	Jewel Forests, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 104,000 acres of timberlands in western Washington.

•	Liaison Technologies, LLC (formerly known as ForestExpress, LLC) — A 34 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries. Other equity members include Boise Cascade Corporation, Georgia-Pacific Corp., International Paper, MeadWestvaco Corporation and Morgan Stanley.

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing investment management services to institutional and individual investors.

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in pine forests in the Southern Hemisphere.

•	Southern Cone Timber Investors Limited — A 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is on plantation forests in the Southern Hemisphere.

•	WY Carolina Holdings, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 160,000 acres of timberlands in the Carolinas.

•	WY Georgia Holdings 2004, LLC — A qualifying special-purpose entity formed in 2004 to monetize the notes received as part of the consideration for the sale of 270,000 acres of timberlands in Georgia.

•	WY Tennessee Holdings, LLC — A qualifying special-purpose entity formed in 2003 to monetize the note received as part of the consideration for the sale of 168,000 acres of timberlands in Tennessee.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, follows. Unconsolidated net sales and revenues, operating income and net income include the results of SCA Weyerhaeuser Packaging Holding Company Asia Ltd. (SCA) for the periods prior to June 2004. The company sold its interest in SCA in June 2004.

	Sept. 26,	Dec. 28,
Dollar amounts in millions	2004	2003
Current assets	$203	$180
Noncurrent assets	1,986	1,682
Current liabilities	144	148
Noncurrent liabilities	1,091	788

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$184	$177	$507	$464
Operating income	7	4	30	12
Net income	4	—	12	6

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

Real Estate and Related Assets

Unconsolidated financial information for entities that are accounted for by the equity method follows:

	Sept. 26,	Dec. 28,
Dollar amounts in millions	2004	2003
Current assets	$11	$14
Noncurrent assets	232	208
Current liabilities	18	21
Noncurrent liabilities	137	130

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$27	$56	$70	$86
Operating income	19	24	51	39
Net income	17	20	57	29

Note 8: Goodwill

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 26, 2004, are as follows:

				Containerboard,
		Wood	Pulp	Packaging	Corporate
Dollar amounts in millions	Timberlands	Products	& Paper	and Recycling	& Other	Total
Balance as of December 28, 2003	$240	$841	$859	$1,280	$17	$3,237
Reductions due to facility sales	—	(6)	—	—	—	(6)
Effect of foreign currency translation and other adjustments	5	6	—	—	(1)	10

Balance as of September 26, 2004	$245	$841	$859	$1,280	$16	$3,241

Note 9: Inventories

	Sept. 26,	Dec. 28,
Dollar amounts in millions	2004	2003
Logs and chips	$182	$169
Lumber, plywood, panels and engineered lumber	467	413
Pulp and paper	374	376
Containerboard and packaging	248	248
Other products	221	190
Materials and supplies	506	515

	$1,998	$1,911

Note 10: Accrued Liabilities

	Sept. 26,	Dec. 28,
Dollar amounts in millions	2004	2003
Payroll – wages and salaries, incentive awards, retirement and vacation pay	$576	$542
Income taxes	157	160
Taxes – Social Security and real and personal property	82	72
Current portion of product liability reserves	22	21
Interest	119	236
Other	381	359

	$1,337	$1,390

Note 11: Debt

During the second quarter of 2004, Weyerhaeuser recognized a pretax charge of $21 million in connection with the early extinguishment of debt. This charge is classified as interest expense incurred on the Consolidated Statement of Earnings. Weyerhaeuser has repaid a total of $1.1 billion of long-term debt during 2004, which includes $700 million of 5.5 percent notes that were scheduled to mature in 2005.

Weyerhaeuser Company (excluding its subsidiaries) had short-term bank credit lines of $1.2 billion under a 364-day revolving facility at December 28, 2003. The 364-day revolving line of credit was renewed during the first quarter of 2004, in the amount of $1.2 billion and expires in March 2005. Weyerhaeuser Real Estate Company (WRECO) can also borrow up to $400 million under the $1.2 billion facility. Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowings of the other under this facility.

In addition, Weyerhaeuser Company has a revolving credit facility agreement entered into with a group of banks that expires in March 2007 and that provides for borrowings up to a total amount of $1.3 billion, all of which is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

All of the capacity under the total committed bank facilities of $2.5 billion was available for incremental borrowings as of September 26, 2004.

On October 22, 2004, Weyerhaeuser offered to purchase for cash up to $700 million in aggregate principal amount of certain of its debt securities maturing during the period 2006 through 2009. The offer to purchase expires at midnight on November 19, 2004, unless extended.

Note 12: Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000, and the settlement is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. The company incurred claims and related costs in the amount of $1 million and $4 million in the third quarter of 2004 and 2003, respectively, and charged those costs against the reserve. In the third quarter of 2004, an adjustment was made to reduce the reserve by $20 million based upon a review of the activities and trends over the last four years. As of September 26, 2004, the company had approximately $58 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

	Thirty-nine	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended
	Sept. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Number of claims filed during the period	1,555	3,830	2,995
Number of claims resolved	2,645	4,245	4,690
Number of claims unresolved at end of period	740	1,830	2,245
Number of damage awards paid	1,004	1,770	1,830
Average damage award paid	$2,600	$3,400	$1,900

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

The company is a defendant in state trial court in one case that is outside of the settlement which involves multi-family structures. Other individuals and entities that have opted out of the settlement may file lawsuits against the company. In January 2002, a jury returned a verdict in favor of the company in another lawsuit involving hardboard siding manufactured by the company and installed by a developer in a residential development located in Modesto, California. The verdict was upheld by the Court of Appeals in May 2004 and has become binding on all parties.

Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits named as defendants several other major containerboard and packaging producers. The complaint in the first case alleged the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleged that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period from October 1993 through November 1995. In September 2001, the district court certified both classes. Class certification was upheld on appeal. In September 2003, the company, Georgia-Pacific and International Paper requested preliminary approval of a $68 million settlement of the class action litigation. The company recognized a pretax charge of $23 million in the third quarter of 2003, representing the company’s portion of the settlement. The court granted final approval of the settlement in December 2003. Approximately 165 members of the classes opted out of the class and have filed fourteen lawsuits against the company and other producers. One of the opt-out lawsuits is currently pending in state court, one was voluntarily dismissed, and the other twelve are pending in federal court. In most of the cases the plaintiffs are seeking both state and federal antitrust remedies. A trial date for one case pending in federal court has been set for September 2006. It is possible that additional class members that opted out may file lawsuits against the company in the future. The company has not recorded a reserve for the opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In March 2004, La Cie McCormick Canada Company filed a class action lawsuit in Superior Court of Justice, in Ontario, Canada against the company and other linerboard manufacturers on behalf of all Canadians who purchased corrugated products, including sheets and containers and/or linerboard, during the period of time from 1993 and continuing until at least the end of 1995. The allegations in this matter mirror the allegations in the U.S. cases. Relief is sought under various theories for $25 million in general damages and $10 million in punitive damages. At this stage, the company cannot calculate what portion of the damages requested would be argued as the company’s responsibility. Canadian law does not provide for a trebling of antitrust damages. The company has not recorded a reserve for this matter and it is unknown at this time what, if any, charges may be taken for this matter in the future.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging that from 1996 to the present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million, which was automatically trebled to $79 million under the antitrust laws. The company recognized a pretax charge of $79 million in the first quarter of 2003. The company’s motion for a judgment notwithstanding the verdict was denied in July 2003. The company has appealed the matter to the U.S. Court of Appeals for the Ninth Circuit. A hearing on the appeal is scheduled to occur in December 2004. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In April 2003, two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. The first suit (the Westwood case) was settled on March 9, 2004, for approximately $35 million and the company recognized a pretax charge of $35 million in the first quarter of 2004. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. On April 22, 2004, the company announced a settlement of the Coast Mountain case for $14 million, which resulted in the recognition of a pretax charge of $14 million in the first quarter of 2004.

In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleged monopolization of the alder log and lumber markets from 1998 to the present and sought damages, after trebling, of $32 million, which was increased to $36 million in March 2004, as well as divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. In May 2004, a jury awarded damages, after trebling, of $16 million for the period for which the judge had determined there was issue preclusion as a result of the Initial Alder Case, but found no monopolization or attempted monopolization for the period for which issue preclusion did not apply. As a result of the judgment, the company recognized a pretax charge of $16 million in the second quarter of 2004. The company believes that the finding of issue preclusion was incorrect as a matter of law and that a number of significant legal errors were made by the trial court. The company filed a motion for judgment as a matter of law which was denied in July 2004. The company has filed an appeal with the Ninth Circuit Court of Appeals. A briefing schedule has been set. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In July 2004, after expiration of a tolling agreement executed in March 2004, a lawsuit was filed against the company by five hardwood mill owners (including the two plaintiffs that had entered into the tolling agreement) in Federal District Court in Oregon and was assigned to the same judge that has heard the other alder matters. The plaintiffs make the same allegations as the other alder complaints but also add a new species, maple. The plaintiffs originally sought trebled damages of $56 million, including $4 million related to maple sawlogs, and their complaint included a request that the judge enjoin some of the company’s business practices. Thereafter, a first amended complaint was filed which lowered the damage demand to trebled damages of $53 million, including $4 million related to maple sawlogs. The lawsuit also includes requests for the judge to enjoin many of the company’s key business practices with respect to both alder and maple and a request for divestiture of a part of the company’s hardwood business. The court has denied the company’s motion to stay all proceedings pending a decision by the Ninth Circuit Court of Appeals in the Initial Alder Case and has set a jury trial of May 10, 2005. On October 22, 2004, the company filed a mandamus action with the Ninth Circuit Court of Appeals asking that trial of this lawsuit be stayed pending the Ninth Circuit Court of Appeals’ decision on the Initial Alder Case that is currently on appeal. The company has not recorded a reserve related to this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

On April 29, 2004, a civil antitrust lawsuit was filed against the company in U.S. District Court in Portland, Oregon. The complaint alleged that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case currently on appeal, the company monopolized the market for finished alder lumber in the Pacific Northwest and, as a consequence, has been able to charge monopoly prices for finished alder lumber. The lawsuit requested class certification primarily for businesses that purchased finished alder lumber produced by the company from 2000 to the present. The original complaint alleged that the purported class may have realized over $100 million in direct damages, and sought direct and treble damages under the antitrust laws in an amount to be determined at trial. The lawsuit also requested injunctive relief to ensure the availability of alder sawlogs for sawmills competing with the company, which could include termination of certain of the company’s contracts to purchase alder logs or the company’s control over certain timberlands. The lawsuit has been assigned to the same judge who presided over the other alder cases. The judge issued an order to show cause why the case should not be dismissed and stayed discovery. The company also filed a motion to dismiss, which was argued with other motions on August 23, 2004. The court dismissed the finished alder allegations with leave to refile and reserved ruling on whether the sawlog allegations should be dismissed. On August 30, 2004, plaintiffs filed a first amended complaint which again asserted monopolization of the alder finished lumber market but deleted the allegations dealing with alder sawlogs. The amended complaint no longer mentioned any amount that it was seeking but did request that any actual damages be trebled and that the company be enjoined from certain business practices. In September 2004 the judge denied the company’s motion to dismiss and lifted the stay on discovery. He set a hearing on class certification for December 7, 2004, and a trial date of March 29, 2005. The company disagrees with the allegations in the purported class action lawsuit and plans to vigorously defend this case. The plaintiffs in the Initial Alder Case also claimed that the company had monopolized the finished alder lumber market in the Pacific Northwest, but the jury found in favor of the company on this claim and those plaintiffs have not appealed this finding. The claim of attempted monopolization of the finished alder lumber market was also made in the Washington Alder litigation, but was abandoned by plaintiff during trial. On October 22, 2004, the company filed a mandamus action with the Ninth Circuit Court of Appeals asking that trial of this lawsuit be stayed pending the Ninth Circuit Court of Appeals’ decision on the Initial Alder Case that is currently on appeal. The company has not recorded a reserve related to this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

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

Countervailing and Anti-dumping Duties

Softwood Lumber Imported into the United States from Canada. In April 2001, the Coalition for Fair Lumber Imports (Coalition) filed two petitions with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and anti-dumping (AD) tariffs be imposed on softwood lumber imported from Canada.

In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage. The Department established a final CVD rate of 18.79 percent. In the AD proceedings, the Department found that the six Canadian manufacturers examined, including the company, were engaged in sales at less than fair value and set cash deposit rates ranging from 2.18 percent to 12.44 percent. The company’s deposit rate was set at 12.39 percent. Because of statutory limitations that affected timing, the bonds covering duties following the preliminary determinations were released by the United States. The resulting reversal of accrued expenses was included in earnings during 2002.

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. As a result, the company has made cash deposits relating to the CVD and AD actions at the rate of approximately $25 million to $35 million a quarter beginning in May 2002.

The company incurred CVD and AD duties and related costs of $31 million and $25 million in the thirteen weeks ended September 26, 2004, and September 28, 2003, respectively, and $91 million and $75 million in the thirty-nine weeks ended September 26, 2004, and September 28, 2003, respectively. Through September 2004, Weyerhaeuser has paid a cumulative total of $239 million in CVD and AD duties and $16 million in related costs on softwood lumber the company has imported into the United States from Canada.

Following is a summary of the CVD and AD amounts recorded in the company’s consolidated statement of earnings:

	Thirty-nine	Fifty-two	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended	weeks ended
Dollar amounts in millions	Sept. 26, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Charges for CVD and anti-dumping duties and related costs	$91	$97	$64	$50
Reversals of 2001 charges for estimated CVD and anti-dumping duties	—	—	(47)	—

	$91	$97	$17	$50

The CVD and AD tariffs are currently under review and challenge in several forums. A summary of these proceedings relating to the CVD and AD duties follows.

Administrative Reviews. In June 2003, the Department began the process of the annual review for the period May 22, 2002, through March 31, 2003, to determine the final duty rates under both CVD and AD for this time period. In June 2004, the Department issued a preliminary decision for this period setting the company’s AD rate at 8.35 percent and its CVD rate at 9.24 percent. These rates are lower than the initial deposit rates of 12.39 percent for AD and 18.79 percent for CVD. Deposits continue to be made at the higher rates. The decision included comments on potential changes to the calculation methodology, which could effectively increase the rates. The final determination by the Department is due December 12, 2004. The final determination will be subject to appeal by both sides.

In June 2004, the Department announced that it was commencing the second administrative review of the AD and CVD duties and orders for softwood lumber from Canada for the period from May 1, 2003 to April 30, 2004, and intended to issue the final results of these reviews not later than May 31, 2005. The company has requested that the Department conduct administrative reviews of both the CVD and AD orders in this second administrative review. This action is required to protect the status of the current deposits.

The annual review process will be conducted covering successive one-year periods for five years. In 2007, both the CVD duty and AD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping will continue or a countervailing subsidy is likely to recur if the relevant order were to be revoked.

NAFTA Appeals. The Canadian Government, the company and other Canadian companies appealed the 2002 determinations by the Department (AD and CVD) and the ITC (injury) in separate appeals under the North American Free Trade Agreement (NAFTA).

The panel convened to review the Department’s AD findings ruled that the Department must change its methodology for computing differences in merchandise when there is no product sold domestically that is similar to the exported product and, as a result, “comparable” products are used to calculate whether dumping is occurring. This practice is called zeroing. After receiving further submissions, the NAFTA AD panel is expected to issue a decision shortly on the practice of using zeroing.

There have been a series of NAFTA CVD panel decisions that have resulted in the matter being sent back to the Department for re-determinations.

In June 2004, a second panel decision on the CVD concluded that the Department’s calculations were seriously flawed and sent the matter back to the Department for recalculation to determine the level of subsidy. On July 30, 2004, the Department issued a second remand determination, which calculated a revised CVD rate of 7.82 percent. A decision from the NAFTA panel on the Department’s second remand determination is expected in the fall of 2004.

On September 1, 2004, the NAFTA Injury Panel ordered the ITC to reverse its earlier decision of injury and on September 11, 2004, the ITC agreed that the U.S. softwood lumber industry is not threatened with material injury by reason of softwood imports from Canada. This decision will become final once it is published by the NAFTA Secretariat.

Extraordinary Challenges. The final NAFTA decisions on injury and the CVD rate calculation may be challenged by the U.S. Trade Representative (USTR) before a newly constituted panel called the Extraordinary Challenge Committee (ECC). On October 13, 2004, the Office of the U.S. Trade Representative announced that it will seek an ECC to review the NAFTA panel decision on injury. This new committee would likely issue a decision in mid 2005.

WTO Reviews. With the support of provincial governments, the federal government of Canada also moved for reviews by dispute settlement panels under the World Trade Organization (WTO) and those reviews are now complete.

The WTO AD review found that there was dumping. In August 2004, the WTO Appellate Body held that the practice of using zeroing to calculate export prices to justify its AD duties during the investigation process is improper.

In January 2004, the WTO Appellate Body issued a decision in the CVD case, which reopened the use of cross-border comparisons as a benchmark. The WTO also found that stumpage fees could be considered a subsidy.

In March 2004, a WTO panel announced its final ruling on injury, faulting a U.S. ITC finding of potential injury resulting from dumped and subsidized imports of softwood lumber from Canada.

The WTO appeals body has affirmed a panel ruling against the United States that the so-called “Byrd Amendment,” which provides for the distribution of AD and CVD duties to petitioners, is inconsistent with U.S. international obligations. On September 1, 2004, the WTO gave Canada and other countries the right to impose trade sanctions on the United States in retaliation for collecting such duties and making them available for distribution under the Byrd Amendment. The U.S. administration has signaled that it will introduce legislation to repeal the Byrd Amendment, but this action was not expected to occur until after the 2004 Presidential election.

ITC Review Process. In June 2004, pursuant to U.S. law, the USTR asked the ITC to provide an advisory report as to whether it can implement the WTO’s decision against the ITC on threat of injury. In July 2004, the USTR also asked the ITC to issue a new decision on “threat of injury” to bring the United States into compliance with the WTO decision finding against the ITC on injury. The ITC formally began the review process in early August. The company has answered questionnaires received in this new process. An ITC hearing on the matter has occurred and a decision is expected by the end of November.

Potential Future Litigation. Some parties involved in the softwood lumber dispute have indicated if the ruling on the Extraordinary Challenge goes against the United States, the constitutionality of NAFTA itself or of its dispute resolution mechanism may be challenged before a U.S. court.

Assessment of Loss Contingencies. The deposits made against the CVD and AD duties have been expensed. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future. In the event that final rates differ from the initial depository rates, ultimate charges may be higher or lower than those recorded to date.

It is difficult to predict the net effect final duties will have on the company. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future. The company believes there should be a negotiated settlement to the softwood lumber dispute and supports efforts to reach a long-term solution to resolve this matter. The U.S. and Canadian governments continue to discuss ways to settle the softwood lumber dispute, but there can be no assurance that they will be able to reach an agreement or the terms and conditions of any agreement.

Kraft Liner/Linerboard Exported from the United States into the People’s Republic of China. In January 2004, the Ministry of Commerce of the People’s Republic of China (MOC) received a petition requesting an anti-dumping investigation on the importing of unbleached kraft liner/linerboard originating in the United States, Thailand, Korea and Taiwan. On March 31, 2004, the MOC announced it would conduct an investigation of the petition. The period of investigation for dumping is from January 1, 2003, to December 31, 2003, and the period of investigation for industry injury is from January 1, 2001, to December 31, 2003. The announcement included Weyerhaeuser as one of five producers in the United States that are subject to the investigation. The company registered with the MOC in April 2004 and filed its response in June 2004. A preliminary determination from the Chinese government was expected in September 2004, but as of the date hereof has not been issued. Because any tariffs levied would not be retroactive, the earliest effect on the company would be for sales to China in the month of December 2004. The company is unable to determine at this time whether such investigation could result in the imposition of tariffs; however, the company does not currently believe that any such tariffs would have a material adverse effect on its results of operations, cash flows or financial condition.

Environmental Matters

In April 1999, the Johnsonburg, Pennsylvania, pulp and paper mill that the company acquired in its 2002 acquisition of Willamette Industries, Inc. received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act. The matter was settled by entry of a consent decree with the U.S. District Court for the Western District of Pennsylvania in September 2004. The consent decree establishes emission limitations that have been achieved. Pursuant to the decree, the company paid a $900,000 civil penalty in the fourth quarter of 2004.

In late 2002, the EPA issued an NOV for alleged violations of the Clean Air Act at the company’s Hawesville, Kentucky, pulp and paper mill. Management met with federal officials to resolve the matters alleged in the NOV. Management has reached a tentative settlement of the matter which includes payment of a penalty of approximately $150,000.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the third quarter of 2004, the company has established reserves totaling $50 million for estimated remediation costs on all of the approximately 67 active sites across its operations. Environmental remediation reserves totaled $51 million at the end of 2003. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $6 million and $14 million in the first thirty-nine weeks of 2004 and 2003, respectively. The company incurred remediation costs of $7 million and $5 million in the first thirty-nine weeks of 2004 and 2003, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $70 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser has guaranteed approximately $75 million of debt of unconsolidated entities and other parties, which includes the guarantee of $25 million of debt that has been legally defeased. In connection with the defeasance, Weyerhaeuser would be required to pay under the guarantee if the U.S. government securities set aside in an escrow account are insufficient to pay off the debt in 2005. The value of the assets in the escrow account as of September 2004 is approximately $28 million. With respect to the other guarantees, approximately $46 million expire in 2004, $2 million expire in 2005 and $2 million expire in 2006. As of September 26, 2004, Weyerhaeuser accrued liabilities include obligations of approximately $8 million recorded in connection with these guarantees.

As of September 26, 2004, the Real Estate and Related Assets segment has guaranteed performance under two operating leases with future lease payments of approximately $26 million. In each case, the Real Estate and Related Assets segment would be required to perform if the obligor were to default. In the third quarter of 2004, the Real Estate and Related Assets segment sold its servicing rights and all obligations related to the servicing for a portfolio of mortgage loans with recourse.

Warranties

Weyerhaeuser Real Estate Company subsidiaries provide warranties on homes for which the sales have closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability recorded by Real Estate and Related Assets was approximately $12 million at September 26, 2004, and approximately $10 million at December 28, 2003.

Note 13: Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for the integration of Willamette Industries and Weyerhaeuser’s overall cost-reduction efforts:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Change-in-control agreements	$1	$9	$11	$29
Severance and outplacement costs	3	14	17	34
Professional services	—	1	1	5
Pension curtailment and benefit enhancements	4	—	6	—
Other	—	—	1	10

	$8	$24	$36	$78

As of September 26, 2004, Weyerhaeuser accrued liabilities include approximately $14 million of severance accruals related to integration and restructuring charges recognized from 2002 through September 26, 2004. These accruals are associated with the termination of approximately 270 employees expected to occur through 2005.

Note 14: Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Impairment of long-lived assets.	$1	$39	$2	$57
Severance and outplacement costs	1	7	1	19
Pension settlement	10	—	10	—
Other closure costs	3	2	6	6
Reversals of closure charges recorded in prior periods	(2)	—	(5)	—

	$13	$48	$14	$82

The 2004 charges were primarily recognized in connection with the closure of one Wood Products facility and two packaging plants. The pension charges were recognized in connection with the final settlement of three pension plans associated with facility closures.

The 2003 charges were primarily recognized in connection with the closure of five Wood Products facilities, one fine paper machine, one containerboard mill and two packaging plants.

Changes in accrued severance during the thirty-nine weeks ended September 26, 2004, were as follows:

Dollar amounts in millions
Accrued severance as of December 28, 2003	$23
Costs incurred and charged to expense	1
Payments	(13)
Other adjustments	(1)

Accrued severance as of September 26, 2004	$10

Note 15: Other Operating Costs, Net

Other operating costs, net, are an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, includes the following pretax items:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Gain on significant sales of nonstrategic timberlands (Note 16)	$(271)	$—	$(271)	$(144)
Gain on British Columbia tenure reallocation agreement	(25)	—	(25)	—
(Gain) loss on disposition of assets	(1)	7	(40)	(3)
Asset impairment charges not related to closures	—	—	2	16
Charges for antitrust litigation (Note 12)	—	23	65	102
Reversal of hardboard siding reserve (Note 12)	(20)	—	(20)	—
Cemwood insurance settlement recovery	—	—	—	(25)
Foreign exchange (gains) losses	(16)	4	—	(78)
Other, net	15	(18)	27	(20)

	$(318)	$16	$(262)	$(152)

In September 2004, the company reached a tenure reallocation agreement with the Province of British Columbia. Under the terms of Bill 28 – Forestry Revitalization Act – the Province will reduce the company’s cutting rights by approximately 1.2 million cubic meters of allowable annual cut and 8,000 hectares (approximately 20,000 acres) of timber licenses. This represents approximately 20 percent of the company’s overall Crown harvesting rights in British Columbia. Under the agreement, the company will receive approximately $25 million in compensation for the loss of these rights. The company recognized a pretax gain of $25 million in the third quarter of 2004. Of this pretax gain, $20 million is included in contribution to earnings of Wood Products and $5 million is included in contribution to earnings of Timberlands. The company may receive additional compensation in future periods for assets that have been constructed on the affected lands.

Included in (gain) loss on disposition of assets for the thirty-nine weeks ended September 26, 2004, is a net pretax gain of $34 million recognized in connection with the sale of operating facilities. This includes a pretax gain of $33 million that was recognized in the first quarter of 2004 on the sale of an oriented strand board mill in Slave Lake, Alberta. (Gain) loss on disposition of assets for the thirty-nine weeks ended September 28, 2003, includes a pretax impairment charge of $16 million recognized in the second quarter of 2003 in connection with a facility sale that closed in 2003.

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

Note 16: Sale of Timberlands

Weyerhaeuser sold approximately 270,000 acres of Georgia timberlands in September 2004 for cash of $22 million and three notes receivable (the Notes) with a value of approximately $340 million on the date of the sale. Weyerhaeuser recognized a pretax gain of $271 million on the sale of the timberlands. The Notes are backed by bank guarantees. Weyerhaeuser is exposed to credit-related gains or losses in the event of nonperformance by the bank, but does not expect the bank to fail to meet its obligations. The Notes mature in January 2020 and are extendable for five-year periods up to January 2035.

Weyerhaeuser transferred the Notes to a qualifying special purpose entity (SPE) in a manner that qualifies as a sale for accounting purposes in September 2004 for cash of $302 million and a beneficial interest in the SPE. The gain on the sale of the Notes was immaterial. Because the SPE is a separate and distinct legal entity from Weyerhaeuser, the assets of the SPE are not available to satisfy the liabilities and obligations of the company. The company does not consolidate the SPE.

The company estimated the fair value of its beneficial interest in the SPE using a discounted cash flow model. The key assumption used to estimate fair value was a discount rate of 5.01 percent.

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

The company estimated the fair value of its beneficial interest in the SPE using a discounted cash flow model. The key assumption used to estimate fair value was a discount rate of 4.38 percent.

In addition, Weyerhaeuser recognized an additional pretax gain of $23 million during the second quarter of 2003 when a contingency lapsed on a portion of the 115,000 acres of western Washington timberlands that was sold in December 2002.

Note 17: Common Share Offering

On May 5, 2004, the company issued 16,675,000 common shares and received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million. Offering proceeds have been used to retire outstanding debt (see Note 11).

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

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Sales to and revenues from unaffiliated customers:
Timberlands	$248	$246	$776	$734
Wood Products	2,644	2,237	7,583	6,043
Pulp and Paper	1,071	957	3,052	2,908
Containerboard, Packaging and Recycling	1,160	1,090	3,367	3,280
Real Estate and Related Assets	591	534	1,584	1,411
Corporate and Other	135	120	417	352

	5,849	5,184	16,779	14,728

Intersegment sales:
Timberlands	393	412	1,201	1,249
Wood Products	81	92	250	223
Pulp and Paper	16	11	43	37
Containerboard, Packaging and Recycling	19	13	47	39
Corporate and Other	3	4	10	10

	512	532	1,551	1,558

Total sales and revenues	6,361	5,716	18,330	16,286
Intersegment eliminations	(512)	(532)	(1,551)	(1,558)

	$5,849	$5,184	$16,779	$14,728

Contribution (charge) to earnings:
Timberlands	$450	$143	$810	$592
Wood Products	362	151	983	(52)
Pulp and Paper	80	(18)	69	(15)
Containerboard, Packaging and Recycling	82	42	168	230
Real Estate and Related Assets	155	97	393	283
Corporate and Other	(45)	(94)	(188)	(142)

	1,084	321	2,235	896
Interest expense (Weyerhaeuser only)	(184)	(200)	(597)	(613)
Less capitalized interest (Weyerhaeuser only)	—	3	4	14

Earnings before income taxes and cumulative effect of a change in accounting principle	900	124	1,642	297
Income taxes	(306)	(42)	(558)	(101)

Earnings before cumulative effect of a change in accounting principle	594	82	1,084	196
Cumulative effect of a change in accounting principle, net	—	—	—	(11)

Net earnings	$594	$82	$1,084	$185

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

This report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the outcome of certain legal proceedings, the company’s markets in the fourth quarter, expected earnings and performance of the company’s business segments during the fourth quarter, demand and pricing for the company’s products in the fourth quarter, debt repayment, capital spending, closings of home sales in the fourth quarter, scheduled maintenance downtime in the fourth quarter, new home sales, liquidity to post appeal bonds, adequacy of reserves for legal proceedings, negotiation and resolution of aboriginal land claims in British Columbia, the impact of a Johns Hopkins University Bloomberg School of Health epidemiological study of pulp and paper workers, and other matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to,

•	The effect of general economic conditions, including the level of interest rates and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	Energy prices;

•	Performance of the company’s manufacturing operations;

•	The successful execution of internal performance plans;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations;

•	The risk of loss from fires, floods and other natural disasters;

•	Disruption of transportation;

•	Legal proceedings;

•	Regulatory actions by governmental agencies; and

•	Performance of pension fund investments.

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

Consolidated Results

A summary of consolidated results for the thirteen and thirty-nine week periods ended September 26, 2004, and September 28, 2003, follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions, except per-share data	2004	2003	2004	2003
Net sales and revenues	$5,849	$5,184	$16,779	$14,728
Operating income	1,060	304	2,147	838
Net earnings	594	82	1,084	185
Net earnings per share, basic	2.46	0.37	4.65	0.83
Net earnings per share, diluted	2.45	0.37	4.62	0.83

Net sales and revenues for the third quarter of 2004 increased $665 million, or 13 percent, over the third quarter of 2003. Net earnings for the third quarter of 2004 were $594 million as compared to $82 million for the third quarter of 2003. Net sales and revenues increased $2.1 billion, or 14 percent, in the first three quarters of 2004 as compared to the same period in 2003. Year-to-date net earnings for 2004 were $1.1 billion, as compared to $185 million for the same period one year ago. The increases in both the third quarter and year-to-date net sales and revenues and net earnings are primarily due to continued strong demand and improved prices across the Wood Products segment. Net earnings for both the thirteen and thirty-nine weeks ended September 26, 2004, also reflect a $179 million after-tax gain on the sale of nonstrategic timberlands in Georgia, as compared to an after-tax gain of $95 million included in the thirty-nine weeks ended September 28, 2003, related to sales of nonstrategic timberlands in Western Washington.

Items that Affected Results

A summary of some significant items that are included in operating income and net earnings follows:

	Operating income			Net earnings
	Thirteen weeks ended			Thirteen weeks ended
	Sept. 26,	Sept. 28,		Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	Change	2004	2003	Change
(Charge) benefit:
Gain on significant sales of nonstrategic timberlands	$271	$—	$271	$179	$—	$179
Gain on British Columbia tenure reallocation agreement	25	—	25	17	—	17
Antitrust litigation	—	(23)	23	—	(15)	15
Reversal of hardboard siding reserves	20	—	20	13	—	13
Foreign exchange gains (losses)	16	(4)	20	11	(3)	14
Integration and restructuring	(8)	(24)	16	(5)	(16)	11
Facility closures	(13)	(48)	35	(9)	(32)	23

	Operating income			Net earnings
	Thirty-nine weeks ended			Thirty-nine weeks ended
	Sept. 26,	Sept. 28,		Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	Change	2004	2003	Change
(Charge) benefit:
Gain on significant sales of nonstrategic timberlands	$271	$144	$127	$179	$95	$84
Gain on British Columbia tenure reallocation agreement	25	—	25	17	—	17
Gain (loss) on sales of facilities	34	(16)	50	22	(11)	33
Antitrust litigation	(65)	(102)	37	(43)	(67)	24
Reversal of hardboard siding reserves	20	—	20	13	—	13
Cemwood insurance settlement	—	25	(25)	—	7	(7)
Foreign exchange gains (losses)	—	78	(78)	—	51	(51)
Integration and restructuring	(36)	(78)	42	(24)	(51)	27
Facility closures	(14)	(82)	68	(9)	(54)	45
Loss on early extinguishment of debt	—	—	—	(14)	—	(14)
Change in accounting principle	—	—	—	—	(11)	11

These and other factors that affected the quarterly and year-to-date comparison of operating income and net earnings are discussed in the segment analyses that follow.

Timberlands

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$248	$246	$776	$734
Contribution to earnings	450	143	810	592

Third-party log sales volumes and fee harvest volumes for Timberlands for the thirteen and thirty-nine week periods ended September 26, 2004, and September 28, 2003, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Volumes in thousands	2004	2003	2004	2003
Third-party log sales — cunits (100 cubic feet)	904	987	2,902	2,977
Fee harvest — cunits (100 cubic feet)	2,191	2,223	6,860	7,257

Net sales and revenues increased $2 million, or 1 percent, for the thirteen-week period ended September 26, 2004, compared to the thirteen-week period ended September 28, 2003. Log price realizations, which include freight and are net of normal sales deductions, increased 23 percent in the West, and increased 3 percent in the South. The volume of logs sold to export markets decreased 1 percent and the volume of logs sold to domestic markets declined 11 percent in the thirteen weeks ended September 26, 2004, as compared to the thirteen weeks ended September 28, 2003.

Net sales and revenues increased $42 million, or 6 percent, in the thirty-nine week period ended September 26, 2004, compared to the thirty-nine week period ended September 28, 2003. The increase is primarily due to a $70 million increase in log sales. The volume of logs sold to export markets increased 5 percent and the volume of logs sold to domestic markets decreased 6 percent in the thirty-nine week period ended September 26, 2004, compared to the thirty-nine week period ended September 28, 2003. Log price realizations, which include freight and are net of normal sales deductions, increased 18 percent in the West and increased 4 percent in the South, resulting in an increase in net sales and revenues even though overall volumes were down period to period.

Contribution to earnings, which represents segment earnings before interest and taxes, increased $307 million and $218 million for the thirteen and thirty-nine weeks ended September 26, 2004, respectively, compared to the thirteen and thirty-nine weeks ended September 28, 2003. Items that affected the quarterly and year-to-date comparisons of Timberlands’ contribution to earnings included the following:

•	The thirteen and thirty-nine week periods of 2004 include a pretax gain of $271 million on the sale of timberlands in Georgia. The thirty-nine week period of 2003 included a pretax gain of $144 million on the sales of western Washington timberlands that occurred in the second quarter of 2003.

•	Improved price realizations in the West resulted in a $25 million increase in earnings in the third quarter of 2004, and a $75 million increase in earnings in the year-to-date 2004 period, compared to the same periods in 2003. A slightly higher fee harvest volume and an improved sales mix in the West resulted in an additional $6 million of earnings for the third quarter of 2004 and $12 million of earnings for the thirty-nine week period ended September 26, 2004, as compared to the third quarter and the year-to-date period of 2003.

•	Lower fee harvest volume in the South negatively affected segment earnings by $6 million in the thirteen weeks ended September 26, 2004, and by $21 million in the thirty-nine week period ended September 26, 2004, compared to the thirteen and thirty-nine week periods ended September 28, 2003. The decrease in fee harvest volume in the South was primarily due to the sale of the Tennessee and Carolina timberlands that occurred in the fourth quarter of 2003, and in part due to the sale of the Georgia timberlands in the third quarter of 2004.

Fourth quarter Timberlands earnings are expected to be similar to third quarter, excluding the third quarter sale of timberlands in Georgia.

Wood Products

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$2,644	$2,237	$7,583	$6,043
Contribution (charge) to earnings	362	151	983	(52)

Net sales and revenues increased $407 million, or 18 percent, for the thirteen-week period ended September 26, 2004, compared to the thirteen-week period ended September 28, 2003. The increase is primarily the result of continued strength in home construction activity that began in the second half of 2003. The significant changes in quarterly net sales and revenues included the following:

•	Sales of softwood lumber increased $199 million, or 22 percent. Price realizations, which include freight and are net of normal sales deductions, increased $87 per thousand board feet, or 22 percent. Shipment volume was unchanged.

•	Sales of engineered lumber products increased $89 million, or 27 percent. Price realizations increased across all engineered product lines and accounted for most of the increase in engineered lumber sales. Shipment volumes also increased in most product lines in response to strong demand in the housing sector.

•	Sales of composite panels, which include particleboard, medium density fiberboard and hardboard, increased $38 million, or 38 percent. Price realizations increased $99 per thousand square feet (3/4” basis) or 29 percent. Shipments increased 13 million square feet (3/4” basis) or 4 percent.

•	Sales of other products increased $44 million, or 18 percent. These are primarily miscellaneous building products that are sold by the company’s wholesale building products distribution centers.

•	Sales of structural panels increased $14 million, or 2 percent, as increases in panel price realizations were largely offset by reduced volume, most of which was attributable to the sale of the Slave Lake, Alberta, oriented strand board mill in the first quarter of 2004. Sales volume was also negatively affected by weather and press issues at some of the company’s oriented strand board facilities.

Net sales and revenues increased $1.5 billion, or 25 percent, in the first thirty-nine weeks of 2004, compared to the same period in 2003. The significant changes in year-to-date net sales and revenues included the following:

•	Sales of structural panels increased $560 million, or 43 percent. Price realizations, which include freight and are net of normal sales deductions, increased $134 per thousand square feet (3/8” basis), or 61 percent, for oriented strand board. Price realizations for plywood increased $92 per thousand square feet (3/8” basis), or 34 percent. Shipments of oriented strand board decreased 158 million square feet, or 5 percent. Shipments of plywood decreased 67 million square feet, or 3 percent.

•	Sales of softwood lumber increased $526 million, or 21 percent. Price realizations increased $84 per thousand board feet, or 23 percent. The volume of softwood lumber shipped decreased 112 million board feet, or 2 percent. The decrease in shipment volume was primarily due to the closure or sale of the company’s sawmills at Grande Cache, Alberta; Chapleau, Ontario; and Barnesville, Georgia; as well as weather-related factors.

•	Sales of engineered lumber products increased $221 million, or 25 percent. Price realizations increased across all engineered lumber product lines. Shipment volume increased in most product lines.

•	Sales of other products increased $108 million, or 15 percent. These are primarily miscellaneous building products that are sold by the company’s wholesale building products distribution centers.

•	Sales of composite products increased $85 million, or 29 percent. Price realizations increased $65 per thousand square feet (3/4” basis) or 19 percent.

Contribution to earnings, which represents segment earnings before interest and taxes, for Wood Products was $362 million in the thirteen weeks ended September 26, 2004, compared to $151 million in the thirteen weeks ended September 28, 2003. The year-to-date contribution to earnings was $983 million for the first thirty-nine weeks of 2004, compared to a net loss of $52 million for the same period in 2003. The following factors affected the comparison of Wood Products’ contribution (charge) to earnings:

•	Increases in price realizations were the dominant factor in the improvement in earnings from period to period. Overall price improvements for wood products resulted in an increase in the third quarter 2004 contribution to earnings of approximately $354 million from the third quarter of 2003, and an increase of approximately $1.4 billion in the year-to-date 2004 contribution to earnings when compared to the same period in 2003.

•	Higher prices for wood products increased the cost of products manufactured or sold for those businesses that purchased these products for further processing or for resale. Higher prices for oriented strand board, veneer, and lumber negatively affected contribution to earnings by the company’s engineered lumber operations. Overall higher prices for building products negatively affected contribution to earnings by the company’s wholesale distribution business for that portion of the product line purchased from third parties for resale. These effects, along with other changes in raw materials, manufacturing, and distribution costs, and the strengthening Canadian dollar, negatively affected contribution to earnings by approximately $209 million for the quarter ended September 26, 2004, when compared to the quarter ended September 28, 2003. Year-to-date contribution to earnings was negatively affected by approximately $515 million when compared to the same period in 2003.

•	The segment recognized credits of $2 million in the third quarter of 2004 in connection with the sale or closure of facilities, compared to charges of $31 million during the third quarter of 2003. Year-to-date 2004 segment earnings include a net gain of $32 million related to the sale or closure of facilities, with most of the gain attributable to the sale of the Slave Lake, Alberta, oriented strand board mill that was recognized in the first quarter. Year-to-date 2003 segment earnings include charges of $80 million in connection with the sale or closure of facilities.

•	Third quarter 2004 segment earnings include a $20 million pretax gain, which represents Wood Products’ share of the tenure reallocation agreement with the British Columbia government, and a $20 million reduction in the reserve for hardboard siding claims.

•	Year-to-date 2004 earnings include $65 million in pretax charges related to an adverse judgment and the settlement of other lawsuits involving the market for Pacific Northwest alder logs, while the year-to-date 2003 loss includes a $79 million pretax charge resulting from an adverse judgment in other alder litigation.

Fourth quarter Wood Products earnings are expected to be lower than third quarter, as lumber and structural panel prices decline from recent very high levels.

Third party sales and total production volumes for the major products in the Wood Products segment for the thirteen and thirty-nine week periods ended September 26, 2004, and September 28, 2003, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Third party sales volumes (millions, except logs)	2004	2003	2004	2003
Softwood lumber — board feet	2,299	2,298	6,746	6,858
Plywood — square feet (3/8”)	672	688	1,982	2,049
Veneer — square feet (3/8”)	55	56	170	181
Composite panels — square feet (3/4”)	315	302	940	873
Oriented strand board — square feet (3/8”)	1,078	1,129	3,202	3,360
Hardwood lumber — board feet	99	103	315	322
Logs — in thousands of cunits (100 cubic feet)	237	189	686	589

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Total production volumes (millions)	2004	2003	2004	2003
Softwood lumber — board feet	1,819	1,742	5,460	5,409
Plywood — square feet (3/8”)	405	414	1,232	1,304
Veneer — square feet (3/8”) (1)	592	536	1,786	1,665
Composite panels — square feet (3/4”)	272	253	821	736
Oriented strand board — square feet (3/8”)	1,022	1,061	3,109	3,123
Hardwood lumber — board feet	84	93	269	284

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Pulp and Paper

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$1,071	$957	$3,052	$2,908
Contribution (charge) to earnings.	80	(18)	69	(15)

Net sales and revenues increased $114 million, or 12 percent, for the thirteen-week period ended September 26, 2004, compared to the thirteen-week period ended September 28, 2003. The significant changes in net sales and revenues included the following:

•	Pulp sales increased $48 million, or 14 percent. Unit shipments were relatively unchanged. Price realizations, which include freight and are net of normal sales deductions, increased approximately $74 per ton, or 14 percent, in the third quarter of 2004, compared to the third quarter of 2003. Paper grade pulp market conditions were at their year-to-date peak early in the quarter but declined as the quarter progressed.

•	Fine Paper sales increased $53 million, or 10 percent. Unit shipments increased approximately 30,000 tons, reflecting general improvement in the U.S. economy. Price realizations, which include freight and are net of normal sales deductions, increased approximately $42 per ton, or 6 percent, in the third quarter of 2004, as compared to the same period of 2003.

Net sales and revenues increased $144 million, or 5 percent, for the thirty-nine weeks ended September 26, 2004, compared to the thirty-nine weeks ended September 28, 2003. The significant changes in net sales and revenues included the following:

•	Pulp sales increased $128 million, or 13 percent. Unit shipments increased approximately 48,000 tons, or 3 percent. Price realizations, which include freight and are net of normal sales deductions, increased approximately $54 per ton or 10 percent in the thirty-nine week period ended September 26, 2004, compared to the thirty-nine week period ended September 28, 2003.

•	Fine paper sales decreased $16 million, or 1 percent. Unit shipments increased approximately 62,000 tons, or 3 percent, but price realizations, which include freight and are net of normal sales deductions, decreased approximately $29 per ton, or 4 percent, for the first thirty-nine weeks of 2004, as compared to the same period in 2003. While general market conditions were significantly stronger in the third quarter of 2004, the improvement was not enough to overcome general market weakness in the first half of the year.

Third quarter 2004 contribution to earnings, which represents segment earnings before interest and taxes, was $80 million, or $98 million greater than the $18 million loss in the third quarter of 2003. Year-to-date contribution to earnings for the segment was $69 million in 2004, compared to a $15 million loss for the same year-to-date period in 2003. The following factors affected the comparison of segment contribution to earnings for the thirteen and thirty-nine week periods:

•	Increases in pulp prices in 2004 contributed approximately $47 million to third quarter earnings for the segment. On a year-to-date basis, the pulp price increases contributed approximately $103 million and volume increases provided an additional $2 million to segment earnings in 2004, as compared to the same periods in 2003.

•	Increases in prices for fine paper contributed approximately $35 million to segment earnings in the third quarter of 2004. However, lower average fine paper price realizations for the thirty-nine week period of 2004 as compared to the thirty-nine week period of 2003 negatively affected segment earnings by approximately $59 million. Increases in unit shipments of paper positively affected segment earnings in both the thirteen and thirty-nine week periods of 2004.

•	The strengthening of the Canadian dollar against the U.S. dollar in 2004 resulted in increased operating costs of the segment’s Canadian facilities, resulting from the translation of Canadian-denominated operating costs into U.S. dollars. This negatively affected the segment’s earnings by approximately $11 million in the third quarter of 2004 and by approximately $45 million for the first thirty-nine weeks of 2004, when compared with the same periods of 2003.

•	Raw material costs, primarily for chips, have risen in 2004. Increases in chip costs negatively affected segment earnings by approximately $8 million for the thirteen week period and by approximately $39 million for the thirty-nine week period of 2004 as compared the same periods of 2003.

•	Freight costs have been impacted by fuel surcharges and truck or rail car availability. Freight costs for the third quarter of 2004 were approximately $7 million higher than the third quarter of 2003 and freight costs for the year-to-date 2004 period were approximately $24 million higher than for the same period of 2003.

•	Operating efficiencies, combined with the closure of two paper machines during 2003 and other productivity improvements resulted in cost reductions of approximately $35 million and $122 million in the thirteen and thirty-nine weeks ended September 26, 2004, respectively, when compared with the thirteen and thirty-nine weeks ended September 28, 2003.

Fourth quarter Pulp and Paper earnings are expected to be slightly lower than the third quarter. Prices for papergrade pulp, which were on the decline in the second half of the third quarter, are expected to continue to decline into the fourth quarter. Improvements in fine paper prices are anticipated to continue into the fourth quarter, but not enough to offset the impact of the decline in papergrade pulp prices. There will also be an increase in scheduled annual maintenance downtime in fourth quarter.

Third party sales and total production volumes for major Pulp and Paper products follow:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Third party sales volumes (thousands)	2004	2003	2004	2003
Pulp — air-dry metric tons	633	632	1,899	1,851
Paper — tons(1)	737	707	2,196	2,134
Coated groundwood — tons	60	64	180	180
Liquid packaging board — tons	69	64	207	191
Paper converting — tons	481	478	1,436	1,452

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Total production volumes (thousands)	2004	2003	2004	2003
Pulp — air-dry metric tons(2)	652	604	1,907	1,877
Paper — tons(1) (3)	766	706	2,245	2,175
Coated groundwood — tons	62	61	178	178
Liquid packaging board — tons	71	72	199	196
Paper converting — tons	500	472	1,460	1,467

(1)	Paper volumes include unprocessed rolls and converted paper volumes.

(2)	Pulp production excludes volumes further processed into paper and containerboard products in company mills.

(3)	Paper machine production.

Containerboard, Packaging and Recycling

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$1,160	$1,090	$3,367	$3,280
Contribution to earnings	82	42	168	230

Net sales and revenues increased $70 million, or 6 percent, in the thirteen weeks ended September 26, 2004, as compared to the thirteen weeks ended September 28, 2003. The significant changes in net sales and revenues included the following:

•	Sales of corrugated packaging increased $18 million, or 2 percent. Unit shipments of corrugated packaging decreased approximately 1 percent in the third quarter of 2004 as compared to the same period of 2003. Price realizations for corrugated packaging, which include freight and are net of normal sales deductions, increased approximately 4 percent in the comparable thirteen-week periods, which more than offset the decline in volume.

•	Containerboard sales increased $21 million, or 29 percent. Price realizations increased approximately $43 per ton, or 13 percent, and unit shipments increased 31,000 tons, or 14 percent, for the third quarter of 2004 as compared to the third quarter of 2003.

•	Sales of recycled materials increased $27 million, or 45 percent, in the third quarter of 2004 as compared to the same period in 2003. Both third party sales volumes and price realizations for recycled materials were higher in the 2004 period.

Net sales and revenues increased $87 million, or 3 percent, in the thirty-nine weeks ended September 26, 2004, as compared to the thirty-nine weeks ended September 28, 2003. The significant changes in net sales and revenues included the following:

•	Sales of corrugated packaging for the thirty-nine weeks ended September 26, 2004, were $12 million lower than for the thirty-nine weeks ended September 28, 2003. Unit shipments of corrugated packaging increased approximately 1 percent in the first thirty-nine weeks of 2004, compared to the same period in 2003, reflecting a general improvement in the U.S. economy. Price realizations for packaging, which include freight and are net of normal sales deductions, decreased approximately 1 percent.

•	Containerboard sales increased $24 million, or 10 percent, for the year-to-date 2004 period, compared to the year-to-date 2003 period. Containerboard shipments increased approximately 48,000 tons, or 7 percent, and price realizations for containerboard increased approximately $9 per ton, or 3 percent, in the 2004 period as compared to the 2003 period.

•	Sales of recycled materials increased $75 million, or 41 percent, resulting from higher price realizations and increased third party sales volumes.

Contribution to earnings, which represents segment earnings before interest and taxes, increased $40 million in the thirteen weeks ended September 26, 2004, compared to the thirteen weeks ended September 28, 2003. Contribution to earnings decreased $62 million in the thirty-nine weeks ended September 26, 2004, as compared to the thirty-nine weeks ended September 28, 2003. The change in contribution to earnings between the periods was primarily attributable to the following:

•	Increases in packaging price realizations in the third quarter of 2004, as compared to the third quarter of 2003, positively affected the current quarter contribution to earnings by approximately $32 million. Declines in packaging price realizations negatively affected the year-to-date 2004 contribution to earnings by approximately $34 million when compared with the same period of 2003.

•	Raw material costs increased in 2004 compared to the prior year, negatively affecting contribution to earnings by approximately $23 million in the third quarter of 2004 and by approximately $68 million in the first thirty-nine weeks of 2004. The cost of old corrugated containers (OCC) delivered to the containerboard mills increased approximately $23 per ton in the thirteen weeks ended September 26, 2004, and by approximately $20 per ton in the thirty-nine weeks ended September 26, 2004, over the comparable periods in 2003. Chip costs for the containerboard mills were comparable for the third quarters of 2004 and 2003, but increased approximately $4 per ton in the thirty-nine weeks ended September 26, 2004, over the thirty-nine weeks ended September 28, 2003.

•	Cost increases for materials purchased or brokered by the recycling division substantially offset the increase in price realizations for recycled materials in both the thirteen and thirty-nine week periods of 2004.

•	Manufacturing costs at the company’s containerboard facilities for the thirty-nine weeks ended September 26, 2004, were lower than the comparable year-to-date period in 2003, due primarily to the closure of the North Bend, Oregon, containerboard mill in the third quarter of 2003.

•	Net charges for the sale or closure of facilities were $12 million and $17 million for the thirteen weeks ended September 26, 2004, and September 28, 2003, respectively, and $10 million and $15 million for the thirty-nine weeks ended September 26, 2004, and September 28, 2003, respectively. The thirteen and thirty-nine week periods ended September 28, 2003, also included a pretax charge of $23 million for the settlement of a class action linerboard antitrust lawsuit.

Customer demand is expected to decline seasonally in the fourth quarter. However, fourth quarter Containerboard, Packaging and Recycling earnings are expected to be higher than the third quarter, due primarily to price increases for both containerboard and boxes.

Third party sales and total production volumes for Containerboard, Packaging and Recycling follow:

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Third party sales volumes (thousands)	2004	2003	2004	2003
Containerboard — tons	245	214	716	668
Packaging — MSF	18,287	18,545	55,350	54,874
Recycling — tons	645	538	2,024	1,697
Kraft bags and sacks — tons	23	25	70	74

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Total production volumes (in thousands)	2004	2003	2004	2003
Containerboard — tons(1)	1,604	1,512	4,705	4,509
Packaging — MSF	19,473	19,865	59,174	58,797
Recycling — tons(2)	1,703	1,507	5,017	4,679
Kraft bags and sacks — tons	23	23	70	73

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.

(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Real Estate and Related Assets

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$591	$534	$1,584	$1,411
Contribution to earnings	155	97	393	283

Net sales and revenues and contribution to earnings, which represents segment earnings before interest and taxes, increased $57 million and $58 million, respectively, in the thirteen weeks ended September 26, 2004, compared to the thirteen weeks ended September 28, 2003. Sales in markets where the company operates remained strong during 2004. Net sales and revenues attributable to single-family home sales were $561 million and $452 million in the third quarter of 2004 and 2003, respectively. The segment closed 1,345 single-family home sales during the third quarter of 2004, as compared to 1,182 single-family home sales in the third quarter of 2003. The average sales price for single-family homes was approximately $417,000 in the thirteen weeks ended September 26, 2004, and approximately $382,000 in the thirteen weeks ended September 28, 2003. Results for the thirteen weeks ended September 26, 2004, include an $18 million pretax gain from the sale of a multi-family site.

Net sales and revenues increased $173 million and contribution to earnings increased $110 million in the first three quarters of 2004, compared to the first three quarters of 2003. Net sales and revenues attributable to single-family home sales were $1.5 billion and $1.2 billion in the thirty-nine weeks ended September 26, 2004, and September 28, 2003, respectively. The segment closed 3,626 single-family home sales during the first three quarters of 2004, as compared to 3,195 single-family home sales closed in the same period in 2003. The average sales price for single-family homes was approximately $401,000 in the thirty-nine weeks ended September 26, 2004, and approximately $369,000 in the thirty-nine weeks ended September 28, 2003. Results for the year-to-date 2004 period include the $18 million pretax gain from the third quarter sale of a multi-family site and a $22 million gain on a land sale that occurred in the first quarter. Results for the year-to-date 2003 period included pretax gains of $30 million for the sales of commercial property and an apartment complex.

The segment’s backlog of homes sold, but not closed, was approximately seven months as of September 26, 2004. Fourth quarter Real Estate and Related Assets earnings are expected to modestly exceed the third quarter earnings as a result of increased closing volume and strong margins.

Corporate and Other

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
Dollar amounts in millions	2004	2003	2004	2003
Net sales and revenues	$135	$120	$417	$352
Contribution (charge) to earnings	(45)	(94)	(188)	(142)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings included the following:

•	Foreign exchange gains (losses) were $16 million and ($4) million in the thirteen weeks ended September 26, 2004, and September 28, 2003, respectively, and zero and $77 million in the thirty-nine weeks ended September 26, 2004, and September 28, 2003, respectively. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	A pretax gain of $25 million associated with the settlement of an insurance claim relating to the company’s Cemwood litigation was recognized in the second quarter of 2003.

•	Charges for integration and restructuring activities were $2 million and $14 million in the thirteen weeks ended September 26, 2004, and September 28, 2003, respectively. Charges for integration and restructuring activities were $18 million in the thirty-nine weeks ended September 26, 2004, and $48 million in the thirty-nine weeks ended September 28, 2003. The charges include costs associated with the integration of Willamette, such as charges associated with change-in-control agreements and scheduled severance payments, and Weyerhaeuser’s overall cost-reduction efforts.

Interest Expense

Interest expense incurred by Weyerhaeuser was $597 million in the thirty-nine weeks ended September 26, 2004, compared to $613 million in the thirty-nine weeks ended September 28, 2003. The year-to-date 2004 period includes a $21 million pretax charge recognized in the second quarter in connection with the early extinguishment of debt. Excluding this charge, Weyerhaeuser interest expense incurred in 2004 has decreased $37 million, or 6 percent, from the same period in the prior year. This decrease is primarily due to the debt repayments that have occurred during 2004.

On October 22, 2004, Weyerhaeuser offered to purchase for cash up to $700 million in aggregate principal amount of certain of its debt securities maturing during the period 2006 through 2009. The offer to purchase expires at midnight on November 19, 2004, unless extended.

Weyerhaeuser expects to repay additional debt and to return to the debt ratios it had prior to the Willamette acquisition by the second half of 2005.

Income Taxes

The company’s effective income tax rate for 2004 is estimated to be 34.0 percent, which is the same effective rate estimated for the thirteen and thirty-nine week periods ended September 28, 2003. The company’s effective income tax rate is affected by state income taxes, the benefits of tax credits and the export sales incentive.

Cumulative Effect of a Change in Accounting Principle

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. The cumulative effect of adopting the accounting principle was $11 million, or 5 cents per share, after taxes.

Liquidity and Capital Resources

General

The company is committed to the maintenance of a sound and conservative capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

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

Operations

Consolidated net cash provided by operations was $1.3 billion in the thirty-nine weeks ended September 26, 2004, an increase of $361 million over the $916 million of net cash provided by operations in the thirty-nine weeks ended September 28, 2003. The primary components of the change follow:

•	Cash received from Weyerhaeuser customers, net of cash paid to employees, suppliers and others, increased approximately $806 million in the first three quarters of 2004, compared to the same period of 2003. This was primarily attributable to the additional cash received from the sale of wood products.

•	Cash received from Real Estate and Related Assets customers, net of cash paid to employees, suppliers and others, decreased approximately $145 million for the year-to-date 2004 period, as compared to the year-to-date 2003 period. The additional use of cash is primarily attributable to increasing inventories and land for development and making additional deposits on real estate.

•	Cash paid for income taxes was $288 million higher in the thirty-nine weeks ended September 26, 2004, as compared to the thirty-nine weeks ended September 28, 2003. The increase is partially due to the timing of tax payments related to the 2003 and 2002 tax years, which are actually paid in the first quarter of the following year. In addition, interim tax payments in 2004 have been substantially higher than in 2003, driven by the increased earnings recognized in the current year.

Investing

Weyerhaeuser’s capital expenditures for the thirty-nine weeks ended September 26, 2004, excluding acquisitions and Real Estate and Related Assets, were $275 million, compared to $471 million for the thirty-nine weeks ended September 28, 2003. Capital spending by segment for the thirty-nine weeks ended September 26, 2004, was $39 million for Timberlands; $63 million for Wood Products; $96 million for Pulp and Paper; $36 million for Containerboard, Packaging and Recycling; and $41 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $450 million for the year; however, this expenditure level could increase or decrease as a consequence of future economic conditions or other factors.

Weyerhaeuser received net cash proceeds of $324 million from the sale of timberlands in Georgia and the related notes receivable in the third quarter of 2004. Weyerhaeuser received net cash proceeds of $151 million from the sale of western Washington timberlands and the related note receivable in the second quarter of 2003. See Note 16 of Notes to Financial Statements.

Financing

On May 5, 2004, the company issued 16,675,000 common shares and received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million during the second quarter. Offering proceeds have been used to retire outstanding debt. See Note 11 of Notes to Financial Statements.

The company also received $141 million in cash proceeds from the exercise of stock options during the thirty-nine weeks ended September 26, 2004, compared to $39 million received during the thirty-nine weeks ended September 28, 2003. Higher average market prices for the company’s common shares during the first three quarters of 2004, as compared to the same period in 2003, resulted in a significant increase in the number of employee stock option exercises.

The company reduced its total interest-bearing debt by approximately $270 million in the third quarter of 2004 and by $1.1 billion since December 28, 2003. The year-to-date reduction includes an early repayment of $700 million of 5.5 percent notes that occurred in the second quarter. These notes were scheduled to mature in 2005. The company recognized a pretax charge of $21 million in the second quarter of 2004 in connection with this early repayment.

Weyerhaeuser’s debt-to-total-capital ratio, excluding Real Estate and Related Assets, was 45.5 percent as of September 26, 2004, compared to 52.0 percent at the end of 2003. Debt reduction is the company’s highest priority, and Weyerhaeuser expects to return to the debt ratios it had prior to the Willamette acquisition by the second half of 2005. For purposes of computing this ratio, debt includes Weyerhaeuser’s interest-bearing debt and capital lease obligations and total capital consists of debt, shareholders’ interest, deferred taxes and minority interest in subsidiaries, net of Weyerhaeuser’s investments in Real Estate and Related Assets subsidiaries.

On October 22, 2004, Weyerhaeuser offered to purchase for cash up to $700 million in aggregate principal amount of certain of its debt securities maturing during the period 2006 through 2009. The offer to purchase expires at midnight on November 19, 2004, unless extended.

Weyerhaeuser Company (excluding its subsidiaries) and Weyerhaeuser Real Estate Company (WRECO) have established 364-day and multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of September 26, 2004. The multi-year revolving line of credit expires in March 2007. WRECO can borrow up to $400 million under the 364-day facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of September 26, 2004, $2.5 billion was available under these bank facilities for incremental borrowings.

The company is currently a defendant in the Paragon Trade Brands lawsuit. Findings of fact and conclusions of law on the damages phase in the Paragon Trade Brands litigation were submitted on February 9, 2004. The court has not yet issued an opinion. The company has not recorded a reserve related to the Paragon Trade Brands lawsuit and is unable to estimate at this time the amount of damages, if any, that may be awarded in this lawsuit. This case is described in Note 12 of Notes to Financial Statements. The company disagrees with the assertions in the Paragon Trade Brands lawsuit and plans to appeal any judgment of liability and damage award that may be issued in this lawsuit. In the event of any such appeal, the company will be required to post cash or bonds in the amount of the damage award being appealed. The company believes that even if judgment in the Paragon Trade Brands lawsuit is entered against the company and damages are awarded in the amounts claimed by the plaintiffs, the company has sufficient liquidity to enable the company to post the required appeal bonds for the Paragon Trade Brands lawsuit.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.2 billion as of September 26, 2004, which represented approximately 11 percent of the company’s consolidated assets.

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

Quantitative and Qualitative Disclosures About Market Risk

No changes occurred during the thirty-nine weeks ended September 26, 2004, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 28, 2003.

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

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting that occurred during the company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion in Note 12 to Financial Statements.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	not applicable

Item 3. Defaults Upon Senior Securities	not applicable

Item 4. Submission of Matters to a Vote of Security Holders	not applicable

Item 5. Other Information

Natural Resource and Environmental Matters

Many of the company’s Canadian forestlands are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia (B.C.) is not covered by treaties and, as a result, the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of B.C. and Canada. Final or interim resolution of aboriginal claims may be expected to result in a negotiated decrease in the lands or timber available for forest operations under license in B.C., including the company’s licenses. In a case brought by the Council of Haida Nations against B.C., a court of general jurisdiction in B.C. ruled in 2002 that both the province of B.C. and the company have legally enforceable duties to the Haida to consult with and accommodate them with respect to forestry activities on the Queen Charlotte Islands. The ruling is currently being appealed to the Supreme Court of Canada, and a decision is expected in 2004. In October 2004, the Lyackson First Nation registered an objection to the proposed subdivision by the company of privately owned lands on Valdes Island in B.C. on the basis that the Lyackson First Nation’s aboriginal interests had not been sufficiently addressed. The negotiation and resolution of aboriginal land claims and any claim such as that brought by the Haida and Lyackson are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. The company believes that such claims will not have a significant effect on the company’s total harvest of timber or production of forest products in 2004 or 2005, although they may have such an effect in the future.

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

This study is a follow-on study to an earlier study commissioned by AF&PA beginning in 1983. The first study, dated August 1995, indicated that the mortality rates of pulp and paper industry workers from 1970 through 1991 were lower than the mortality rate of the general population. The study also showed a few areas where the mortality rates from certain diseases may have been higher for some pulp and paper industry workers than for the general population. The final report was issued in June 2004. However, we do not believe that the final report will have an adverse effect on our operations in 2004 and 2005. We cannot predict at this time what effect, if any, the final report will have on our operations or the pulp and paper industry in the future.

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