Form 10-K
period 2004-12-26
WEYERHAEUSER CO
filed 2005-03-03
CIK 106535

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2004

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-4825

WEYERHAEUSER COMPANY

A WASHINGTON CORPORATION

91-0470860

(IRS Employer Identification No.)

FEDERAL WAY, WASHINGTON 98063-9777 TELEPHONE (253) 924-2345

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Shares ($1.25 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Stock Exchange

Exchangeable Shares (no par value)	Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐  No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒Yes    ☐  No.

As of June 25, 2004, 239,395,184 shares of the registrant’s common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $14,435,529,595.

As of January 28, 2005, 240,466,236 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 21, 2005, are incorporated by reference into Part II and III.

DESCRIPTION OF THE BUSINESS OF THE COMPANY

Weyerhaeuser Company (the company) was incorporated in the state of Washington in January 1900 as Weyerhaeuser Timber Company. It is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Its business segments are:

•	Timberlands, which includes logs, chips and timber.

•	Wood Products, which includes softwood lumber, plywood, veneer, composite panels, oriented strand board, hardwood lumber, engineered lumber, raw materials and building materials distribution.

•	Pulp and Paper, which includes pulp, paper and liquid packaging board.

•	Containerboard, Packaging and Recycling.

•	Real Estate and Related Assets.

•	Corporate and Other

Throughout this document, the term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. The term “Weyerhaeuser” refers to the forest products-based operations and excludes the Real Estate and Related Assets operations.

The company has approximately 53,600 employees, of whom 52,200 are employed by Weyerhaeuser, and of this number, approximately 23,000 are covered by collective bargaining agreements, which generally are negotiated on a multi-year basis. Approximately 1,400 of the company’s employees are involved in the activities of its Real Estate and Related Assets segment.

The major markets, both domestic and foreign, in which Weyerhaeuser sells its products are highly competitive, with numerous strong sellers competing in each. Many of Weyerhaeuser’s products also compete with substitutes for wood and wood fiber products. The company’s subsidiaries in the Real Estate and Related Assets segment operate in highly competitive markets, competing with numerous regional and national firms in real estate development and construction and other real estate related activities. The company competes in its markets primarily through price, product quality and service levels.

In recent years, the company has grown substantially through acquisitions with the purchases of MacMillan Bloedel in 1999, Trus Joist International (Trus Joist) in 2000, and Willamette Industries, Inc. (Willamette) in 2002.

In 2004, the company’s sales to customers outside the United States totaled $4.3 billion (including exports of $1.8 billion from the United States, $1.9 billion of Canadian export and domestic sales and $0.6 billion of other foreign sales), or 19 percent of total consolidated sales and revenues, compared with 18 percent in 2003. All sales to customers outside the United States are subject to risks related to international trade and to political, economic and other factors that vary from country to country.

Financial information with respect to industry segments and geographical areas is included in Notes 23 and 24 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

AVAILABLE INFORMATION

The company is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act) and the company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC) relating to the company’s business, financial results and other matters. The reports, proxy statements and other information the company files may be inspected and copied at prescribed rates at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information regarding issuers like the company that file electronically with the SEC. The address of the SEC’s internet site is www.sec.gov. The company also posts its reports, proxy statements and other information that are transmitted electronically to the SEC on the company’s internet site as soon as reasonably practicable after such material is filed with, or furnished to, the SEC and such information is available free of charge. The company’s internet site is www.weyerhaeuser.com.

BUSINESS SEGMENTS

TIMBERLANDS

Weyerhaeuser is engaged in the management of 6.4 million acres of company-owned and .8 million acres of leased commercial forestland in North America (4.2 million acres in the southern United States and 3.0 million acres in the Pacific Northwest and Canada), most of it highly productive and located extremely well to serve both domestic and international markets. Weyerhaeuser also has renewable, long-term licenses on 30.4 million acres of forestland located in five provinces throughout Canada that are managed by its Canadian operations. The standing timber inventory on these lands is approximately 468 million cunits (a cunit is 100 cubic feet of solid wood). The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. The end products are generally measured in board feet for lumber and square feet for panel products. To sustain the timber supply from its fee timberlands, Weyerhaeuser is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization, and operational pruning, all of which increase the yield from its fee timberland acreage.

Weyerhaeuser accounts for the revenues and expenses associated with the management of company-owned and leased forestland in its Timberlands segment. Revenues and expenses associated with the management of licensed forestlands are included with the results of the operations they support, generally in the Wood Products segment.

Weyerhaeuser also manages forestlands in the Southern Hemisphere. The results of these international operations are included in the Corporate and Other segment.

	MILLIONS OF CUNITS	THOUSANDS OF ACRES AT DECEMBER 26, 2004
GEOGRAPHIC AREA	INVENTORY	FEE OWNERSHIP	LONG-TERM LEASES	LICENSE ARRANGEMENTS	TOTAL
United States
West	63	2,253	—	—	2,253
South	52	3,459	779	—	4,238

Total United States	115	5,712	779	—	6,491

Canada
Alberta	79	—	—	5,309	5,309
British Columbia (1):
Coastal (2)	131	639	—	2,604	3,243
Interior	10	27	—	2,797	2,824
New Brunswick	1	—	—	177	177
Ontario	50	1	—	7,334	7,335
Saskatchewan	82	—	—	12,214	12,214

Total Canada	353	667	—	30,435	31,102

Subtotal North America	468	6,379	779	30,435	37,593
International (3)(4)	4	205	13	76	294

Total	472	6,584	792	30,511	37,887

	THOUSANDS OF ACRES		MILLIONS OF SEEDLINGS PLANTED	THOUSANDS OF ACRES
2004 ACTIVITY	HARVESTED (5)	PLANTED (6)		STOCKING CONTROL	FERTILIZATION
United States
West	47.5	43.6	19.5	9.1	42.2
South	128.7	115.7	50.5	7.8	423.7

Total United States	176.2	159.3	70.0	16.9	465.9

Canada
Alberta	22.3	22.0	8.0	11.9	—
British Columbia	41.5	26.2	15.1	10.4	0.4
New Brunswick	1.7	0.1	0.2	1.7	—
Ontario	26.9	12.7	6.4	5.6	—
Saskatchewan	42.1	16.4	8.9	0.7	—

Total Canada	134.5	77.4	38.6	30.3	0.4

International (3) (4)	3.7	4.9	2.0	14.7	2.1

Total	314.4	241.6	110.6	61.9	468.4

(1)	Under the terms of a tenure reallocation agreement reached with the British Columbia (B.C.) government during 2004, the company expects to return to the B.C. government timber licenses covering approximately 1.2 million cubic meters of cutting rights and 8,000 hectares (approximately 20,000 acres). Until formally identified and taken back by the B.C. government, these inventories and lands are still under license to the company and are included in the table above.
(2)	The company has announced an agreement to sell its B.C. Coastal assets and expects to complete the sale in the second quarter of 2005.
(3)	International represents timberlands outside of North America, the activities of which are reported in the Corporate and Other segment.
(4)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures.
(5)	Includes 1,200 acres of right-of-way and other harvest that does not require planting.
(6)	Represents acres planted with seedlings. In Canada, natural regeneration is also used to reforest areas that have been harvested.

NET SALES (1) (2):	2004	2003	2002	2001	2000

In millions of dollars
To unaffiliated customers:
Logs	$822	$730	$657	$519	$646
Other products	280	264	273	220	197

	$1,102	$994	$930	$739	$843

Intersegment sales	$1,622	$1,605	$1,545	$1,242	$1,356

SALES VOLUMES (1) (2):	2004	2003	2002	2001	2000

In thousands
Logs– cunits	3,920	4,125	3,600	2,745	2,923

SELECTED PUBLISHED PRODUCT PRICES:	2004	2003	2002	2001	2000

Export logs (#2 sawlog-bark on)– $/MBF
Coastal– Douglas fir - Longview	$780	$707	$697	$757	$888
Coastal– Hemlock	386	354	416	398	545

(1)	Reflects the acquisition of Willamette Industries in February 2002.
(2)	Prior year information has been restated to conform with the current year presentation and to reflect a change in segments. See Note 23 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

WOOD PRODUCTS

Weyerhaeuser’s wood products businesses produce and sell softwood lumber, plywood, veneer, composite panels, oriented strand board, hardwood lumber, and engineered lumber products. These products are sold primarily through Weyerhaeuser’s own sales organizations and building materials distribution business. The raw materials required to produce these products are purchased from third parties, transferred at market price from Weyerhaeuser’s Timberlands segment, or obtained from long-term licensing arrangements. Building materials, including products not produced by Weyerhaeuser, are sold to wholesalers, retailers and industrial users.

NET SALES (1)(2):	2004	2003	2002	2001	2000

In millions of dollars
Softwood lumber	$3,915	$3,281	$3,186	$2,751	$2,996
Plywood	929	784	700	519	592
Veneer	44	39	34	21	33
Composite panels	501	393	379	162	184
Oriented strand board	1,390	1,109	649	579	708
Hardwood lumber	365	350	333	318	336
Engineered lumber products	1,505	1,179	1,148	1,070	966
Logs	125	105	253	227	222
Other products	1,069	945	865	815	972

	$9,843	$8,185	$7,547	$6,462	$7,009

SALES VOLUMES (1)(2):	2004	2003	2002	2001	2000

In millions
Softwood lumber – board feet	8,890	8,981	8,623	7,351	7,442
Plywood– square feet (3/8”)	2,629	2,665	2,685	1,891	2,141
Veneer – square feet (3/8”)	225	239	218	151	156
Composite panels – square feet (3/4”)	1,234	1,162	1,092	331	452
Oriented strand board – square feet (3/8”)	4,213	4,361	4,205	3,738	3,634
Hardwood lumber – board feet	417	435	435	420	430
Logs – cunits (in thousands)	934	799	1,657	1,575	1,550

SELECTED PUBLISHED PRODUCT PRICES:	2004	2003	2002	2001	2000

Lumber (common) – $/MBF
2x4 Douglas fir (kiln dried)	$459	$347	$328	$334	$341
2x4 Douglas fir (green)	406	307	289	297	314
2x4 Southern yellow pine (kiln dried)	387	330	302	325	339
2x4 Spruce-pine-fir (kiln dried)	361	242	236	250	257
Plywood (1/2” CDX) – $/MSF
West	448	367	287	294	300
South	403	335	248	263	264
Oriented strand board (7/16”-24/16”)
North Central price – $/MSF	374	295	160	160	206

(1)	Reflects the acquisition of Willamette Industries in February 2002.
(2)	Prior year information has been restated to conform with the current year presentation and to reflect a change in segments. See Note 23 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

PULP AND PAPER

Weyerhaeuser’s pulp and paper businesses include: Pulp, which includes the manufacture of papergrade, absorbent, dissolving and specialty pulp grades that are marketed worldwide; Paper, which manufactures a range of both coated and uncoated papers and business forms marketed through Weyerhaeuser’s own sales force and through paper merchants and printers; and Liquid Packaging, which includes the manufacture and sales of liquid packaging board used primarily in the production of containers designed to hold liquid products.

In addition, Weyerhaeuser has a 50 percent interest in North Pacific Paper Corporation (NORPAC), a joint venture that owns a newsprint manufacturing facility in Washington state.

NET SALES (1) (2):	2004	2003	2002	2001	2000

In millions of dollars
Pulp	$1,471	$1,305	$1,196	$1,134	$1,416
Paper	2,226	2,182	2,163	1,037	1,115
Coated groundwood	156	140	126	148	169
Liquid packaging board	208	198	179	198	198
Other products	54	26	19	19	45

	$4,115	$3,851	$3,683	$2,536	$2,943

SALES VOLUMES (1):	2004	2003	2002	2001	2000

In thousands
Pulp – air-dry metric tons	2,558	2,479	2,378	2,113	2,129
Paper – tons	2,876	2,822	2,742	1,301	1,375
Coated groundwood – tons	243	234	210	206	214
Liquid packaging board – tons	276	256	229	243	255
Paper converting – tons	1,894	1,882	1,859	831	829

SELECTED PUBLISHED PRODUCT PRICES:	2004	2003	2002	2001	2000

Per ton
Pulp – NBKP-air-dry metric-U.S.	$640	$553	$488	$547	$685
Paper – uncoated free sheet-U.S.	658	622	658	695	730

(1)	Reflects the acquisition of Willamette Industries in February 2002.
(2)	Prior year information has been restated to conform with the current year presentation and to reflect a change in segments. See Note 23 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

CONTAINERBOARD, PACKAGING AND RECYCLING

Weyerhaeuser’s containerboard, packaging and recycling businesses include: Containerboard, which manufactures linerboard, corrugating medium and kraft paper, primarily used to produce corrugated boxes and paper bags and sacks at Weyerhaeuser’s packaging facilities and also sells product to domestic and foreign customers through Weyerhaeuser’s own sales force and agents; Packaging, which manufactures industrial and agricultural packaging marketed through Weyerhaeuser’s own sales force; Specialty Packaging, which produces inks, printing plates, graphics packaging, single-face and pre-print products, and retail packaging displays; and Recycling, which operates an extensive wastepaper collection system and sells to company mills and worldwide customers. The segment also operates facilities that manufacture paper bags and sacks.

NET SALES (1):	2004	2003	2002	2001	2000

In millions of dollars
Containerboard	$368	$304	$350	$346	$450
Packaging	3,584	3,544	3,466	2,471	2,670
Recycling	347	247	229	212	370
Kraft bags and sacks	80	80	75	—	—
Other products	156	147	92	67	69

	$4,535	$4,322	$4,212	$3,096	$3,559

SALES VOLUMES (1):	2004	2003	2002	2001	2000

In thousands
Containerboard – tons	1,001	890	983	883	1,055
Packaging – MSF	72,885	72,741	70,330	48,870	52,886
Recycling – tons	2,694	2,290	2,292	2,837	3,177
Kraft bags and sacks – tons	95	100	93	—	—

SELECTED PUBLISHED PRODUCT PRICES:	2004	2003	2002	2001	2000

Per ton
Linerboard – 42 lb.-Eastern U.S.	$411	$366	$383	$424	$453
Recycling – old corrugated containers	80	61	60	40	79
Recycling – old newsprint	57	40	36	25	56

(1)	Reflects the acquisition of Willamette Industries in February 2002.

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

REVENUE:	2004	2003	2002	2001	2000

In millions of dollars
	$2,495	$2,029	$1,750	$1,461	$1,377

SINGLE-FAMILY UNIT STATISTICS:	2004	2003	2002	2001	2000

Homes sold	5,375	5,005	4,374	3,868	3,833
Homes closed	5,264	4,626	4,280	3,651	3,369
Homes sold but not closed	2,372	2,261	1,882	1,788	1,571
Gross margin (%)	29.7%	25.7%	24.2%	23.1%	22.1%

CORPORATE AND OTHER

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary), distribution and converting facilities located outside North America, and general corporate support activities.

The following international operations are included in Corporate and Other:

•	Weyerhaeuser, through its wholly-owned subsidiary Weyerhaeuser New Zealand Inc., owns a 51 percent financial interest and has a 50 percent voting interest in Nelson Forests Joint Venture, a New Zealand joint venture located on the northern end of the South Island. The joint venture assets consist of 148,000 acres of Crown Forest License cutting rights, 39,000 acres of freehold land and the Kaituna sawmill, with a capacity of 21 million board feet. Weyerhaeuser is responsible for the management and marketing activities of this joint venture.

•	Weyerhaeuser, through its wholly-owned subsidiary Weyerhaeuser Australia Pty. Ltd., owns a 70 percent interest in Pine Solutions, Australia’s largest softwood timber distributor, and two sawmills with a combined production capacity of 158 million board feet of lumber.

•	Weyerhaeuser, through its wholly-owned subsidiary Weyerhaeuser Forestlands International, is a 50 percent owner and managing general partner in RII Weyerhaeuser World Timberfund, L.P. (WTF), a limited partnership, which makes investments outside the United States. In Australia, WTF owns 55,900 acres of freehold land; leases 3,000 acres of radiata pine plantations; and owns two softwood lumber mills with a capacity of 115 million board feet, a lumber treating operation, a pine moulding plant and remanufacturing plant, a chip export business and a 30 percent interest in Pine Solutions. This partnership also owns a Uruguayan venture, Colonvade, S.A., which has acquired 246,000 acres of private grazing land that is currently being converted into plantation forests.

•	Weyerhaeuser, through its wholly-owned subsidiary Southern Cone Timber Investors Holding Company, LLC, owns a 50 percent interest in Southern Cone Timber Investors Limited, a joint venture that focuses on plantation forests in the Southern Hemisphere. This joint venture holds as its principal assets 69,000 acres of intensively managed eucalyptus and pine tree plantings in Uruguay.

•	Weyerhaeuser, through its wholly-owned subsidiary, Weyerhaeuser Uruguay, owns 10,000 acres of softwood cutting rights in Uruguay, and will focus on land and plantation forests and provide international marketing activities on behalf of Weyerhaeuser managed joint ventures in Uruguay.

•	Weyerhaeuser, through its wholly-owned subsidiary, Weyerhaeuser Brazil S.A., owns 67 percent of Aracruz Produtos de Madeira, a hardwood sawmill with a capacity of 23 million board feet. Weyerhaeuser manages the sawmill on behalf of the joint venture partners to produce high-value eucalyptus lumber and related appearance wood products.

•	Weyerhaeuser owns three composite panel facilities in Europe with production capacity of 240 million square feet (3/4” basis) of particleboard and 316 million square feet (3/4” basis) of medium density fiberboard.

NET SALES (1):	2004	2003	2002	2001	2000
In millions of dollars
	$575	$492	$399	$251	$249

(1)	Reflects the acquisition of Willamette Industries in February 2002.

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS

Growing and harvesting timber are subject to numerous laws and government policies to protect the environment, nontimber resources such as wildlife and water, and other social values. Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.

In the United States, a number of fish and wildlife species that inhabit geographic areas near or within company timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws. Federal ESA listings include the northern spotted owl, marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest and the red-cockaded woodpecker, gopher tortoise and American burying beetle in the Southeast. Listings of additional species or populations may result from pending or future citizen petitions or be initiated by federal or state agencies. Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some timberlands of the company. Additional listings of fish and wildlife species as endangered, threatened or sensitive under the ESA and similar state laws as well as regulatory actions taken by federal or state agencies to protect habitat for these species may, in the future, result in additional restrictions on timber harvests and other forest management practices, could increase operating costs, and could affect timber supply and prices.

In the United States, federal, state and local regulations protecting water quality and wetlands also could affect future harvest and forest management practices on some of the company’s timberlands. Forest practice acts in some states in the United States increasingly affect present or future harvest and forest management activities. For example, in some states, these acts limit the size of clearcuts, require some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulate construction and maintenance of forest roads, require reforestation following timber harvest, and contain procedures for state agencies to review and approve proposed forest practice activities. Some states and some local governments regulate certain forest practices through various permit programs. Each state in which the company owns timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats, or achieve other public policy objectives.

The company operates under the Sustainable Forestry Initiative®, a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. The Sustainable Forestry Initiative® is an independent standard, overseen by a governing board consisting of conservation organizations, academia, the forest industry, and large and small forest landowners. Compliance with the Sustainable Forestry Initiative® may result in some increases in operating costs and curtailment of timber harvests in some areas.

The regulatory and nonregulatory forest management programs described above have increased operating costs, resulted in changes in the value of timber and logs from the company’s timberlands, and contributed to increases in the prices paid for wood products and wood chips during periods of high demand. These kinds of programs also can make it more difficult to respond to rapid changes in markets, extreme weather or other unexpected circumstances. One additional effect may be further reductions in usage of, and some substitution of other products for, lumber and plywood. The company does not believe that these kinds of programs have had, or in 2005 will have, a significant effect on the company’s total harvest of timber in the United States or any major U.S. region, although they may have such an effect in the future. Further, the company does not expect to be disproportionately affected by these programs as compared with typical owners of comparable timberlands. Likewise, management does not expect that these programs will significantly disrupt its planned operations over large areas or for extended periods.

Weyerhaeuser’s forest operations in Canada are primarily carried out on public forestlands under forest licenses, although the company also owns substantial amounts of timberland in western British Columbia (B.C.). The announced sale of B.C. timberlands is expected to close in the second quarter of 2005. All forest operations are subject to forest practices and environmental regulations, and operations under licenses also are subject to contractual requirements between the company and the relevant province designed to protect environmental and other social values. In Canada, the federal Species at Risk Act (SARA) was enacted in 2002. SARA enacted protective measures for species identified as being at risk and for critical habitat. To date, SARA has not had an effect on the operations of the company; however, it is anticipated that SARA will result in some additional restrictions on timber harvests and other forest management practices and will increase some operating costs for operators of forestlands in Canada. SARA is also expected to affect timber supply and prices in the future.

The company participates in the Canadian Standards Association Sustainable Forest Management System standard, a voluntary certification system that further protects certain public resources and values. Compliance with this standard will result in some increases in operating costs and curtailment of timber harvests in some areas in Canada.

Many of these Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of B.C. is not covered by treaties and, as a result, the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of B.C. and Canada. Final or interim resolution of aboriginal claims may be expected to result in a negotiated decrease in the lands or timber available for forest operations under license in B.C., including the company’s licenses. In a case brought by the Council of Haida Nations against B.C., the Supreme Court of Canada ruled in 2004 that the province of B.C. has legally enforceable duties to the Haida to consult with and accommodate them with respect to forestry activities on the Queen Charlotte Islands. In October 2004, the Lyackson First Nation registered an objection to the proposed subdivision by the company of privately owned lands on Valdes Island in B.C. on the basis that the Lyackson First Nations’ aboriginal interests had not been sufficiently addressed. In December 2004, the Hupacasath First Nation petitioned a court of general jurisdiction in B.C. for a declaration that the province had failed to meaningfully consult with them before deciding to remove private lands owned by the company from a company Tree Farm License, and that they have aboriginal interests in these lands. The negotiation and resolution of aboriginal land claims and any claim such as those brought by these aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. The company believes that such claims will not have a significant effect on the company’s total harvest of timber or production of forest products in 2005, although they may have such an effect in the future.

The company is also subject to federal, state and provincial, and local pollution controls with regard to air, water and land; solid and hazardous waste management, disposal and remediation laws and regulations in all areas in which it has operations; as well as market demands with respect to chemical content of some products and use of recycled fiber. Compliance with these laws, regulations and demands usually involves capital expenditures as well as additional operating costs. The company cannot easily quantify future amounts of capital expenditures required to comply with these laws, regulations and demands, or the effects on operating costs, because in some instances, compliance standards have not been developed or have not become final or definitive. In addition, compliance with standards frequently serves other purposes such as extension of facility life, increase in capacity, changes in raw material requirements, or increase in economic value of assets or products. While it is difficult to isolate the environmental component of most manufacturing capital projects, the company estimates that capital expenditures for environmental compliance were approximately $46 million in 2004 (9 percent of total capital expenditures, excluding acquisitions and Real Estate and Related Assets). Based on its understanding of current regulatory requirements in the United States and Canada, the company expects that capital expenditures for environmental compliance will be approximately $44 million in 2005 (5 percent of expected total capital expenditures, excluding acquisitions and Real Estate and Related Assets).

The company is involved in the environmental investigation or remediation of numerous sites. Some of the sites are on property presently or formerly owned by the company where the company has the sole obligation to remediate the site or shares that obligation with one or more parties; others are third-party sites involving several parties who have a joint and several obligation to remediate the site; and some are superfund sites where the company has been named as a potentially responsible party. The company’s liability with respect to these sites ranges from insignificant at some sites to substantial at others, depending on the quantity, toxicity and nature of materials deposited by the company at the site and, with respect to some sites, the number and economic viability of the other responsible parties.

The company spent approximately $10 million in 2004, and expects to spend approximately $18 million in 2005, on environmental remediation of these sites. It is the company’s policy to accrue for environmental remediation costs when it is determined that it is probable that such an obligation exists and the amount of the obligation can be reasonably estimated. Based on currently available information, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals of $38 million by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $60 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes.

The United States Environmental Protection Agency (U.S. EPA) has promulgated regulations dealing with air emissions from pulp and paper manufacturing facilities, including regulations on hazardous air pollutants that require use of maximum achievable control technology (MACT) and controls for pollutants that contribute to smog and haze. The final Cluster Rule package of regulations affecting the Pulp and Paper segment of the industry went into effect in 1998. The U.S. EPA has also adopted MACT standards for air emissions from wood products facilities and industrial boilers. The company anticipates that it might spend as much as $64 million over the next several years to comply with the MACT standards, including the Cluster Rules. The company cannot quantify future capital requirements needed to comply with new regulations being developed by the U.S. EPA or Canadian environmental agencies because final rules have not been promulgated. However, the company does not anticipate at this time that compliance with the new regulations will result in capital expenditures in any year that are material in relation to the company’s annual capital expenditures.

The American Forest & Paper Association has made a commitment on behalf of all members of the association to reduce greenhouse gas emissions intensity by 2012. The company also is actively participating in negotiations between the Forest Products Association of Canada and Natural Resources Canada to define industry obligations for complying with Canada’s national plan for reducing greenhouse gas emissions over the next several years. The company cannot estimate what expenditures may ultimately be required to contribute to these commitments but does not expect significant expenditures in 2005. During 2004, the company continued its work with international, national and regional policy makers in their efforts to develop technically sound and economically viable policies, practices and procedures for measuring, reporting and managing greenhouse gas emissions.

The U.S. EPA has repealed the regulations promulgated in 2000 that would have required states to develop total maximum daily load (TMDL) allocations for pollutants in water bodies determined to be water-quality-impaired. However, states continue to promulgate TMDL requirements. The state TMDL requirements may set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants. It is not possible to estimate the capital expenditures that may be required for the company to meet pollution allocations across the various proposed state TMDL programs until a specific TMDL is promulgated.

PROPERTIES

TIMBERLANDS

Timberlands annual fee depletion, which reflects the acquisition of Willamette Industries (Willamette) in February 2002, follows:

PRODUCTION:	2004	2003	2002	2001	2000
In thousands
Fee depletion – cunits	9,013	9,428	9,358	7,662	7,033

WOOD PRODUCTS

Production capacities, facilities and annual production, which reflect the acquisition of Willamette in February 2002, are summarized by major product as follows:

PRODUCTION:	PRODUCTION CAPACITY	NUMBER OF FACILITIES	2004	2003	2002	2001	2000
In millions
Softwood lumber – board feet	7,760	41	7,187	7,113	6,831	5,335	5,645
Plywood – square feet (3/8”) (1)	1,230	7	1,628	1,708	1,776	818	1,151
Veneer – square feet (3/8”) (1) (2)	2,130	11	2,386	2,199	2,187	1,050	1,241
Composite panels – square feet (3/4”)	1,130	6	1,066	988	864	93	206
Oriented strand board – square feet (3/8”)	4,100	9	4,081	4,170	4,020	3,443	3,438
Hardwood lumber – board feet	360	9	349	373	372	373	360

(1)	All Weyerhaeuser plywood facilities also produce veneer.
(2)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Principal manufacturing facilities are located as follows:

Lumber, plywood and veneer

Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon, Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada

Composite panels

Arkansas, Louisiana, Oregon and South Carolina

Oriented strand board

Louisiana, Michigan, North Carolina, West Virginia; Alberta, New Brunswick, Ontario and Saskatchewan, Canada

Engineered lumber

Alabama, California, Georgia, Kentucky, Louisiana, Minnesota, Ohio, Oregon, West Virginia; Alberta, British Columbia and Ontario, Canada; and New South Wales, Australia

Hardwood lumber

Michigan, Oklahoma, Oregon, Washington, Wisconsin; and British Columbia, Canada

PULP AND PAPER

Production capacities, facilities and annual production, which reflect the acquisition of Willamette in February 2002, are summarized by major product as follows:

PRODUCTION:	PRODUCTION CAPACITY	NUMBER OF FACILITIES	2004	2003	2002	2001	2000
In thousands
Pulp – air-dry metric tons	2,910	12	2,546	2,522	2,281	2,140	2,282
Paper – tons (1)	3,010	8	3,006	2,833	2,611	1,244	1,388
Coated groundwood – tons	240	1	240	239	210	211	215
Liquid packaging board – tons	260	1	266	261	227	240	261
Paper converting – tons	1,970	15	1,954	1,882	1,844	777	850

(1)	Paper production includes unprocessed rolls and converted paper volumes.

Principal manufacturing facilities are located as follows:

Pulp

Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada

Paper

Kentucky, North Carolina, Pennsylvania, South Carolina, Tennessee, and Wisconsin; Ontario and Saskatchewan, Canada

Coated groundwood

Mississippi

Liquid packaging board

Washington

Paper converting

California, Indiana, Kentucky, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Wisconsin; Ontario and Saskatchewan, Canada

CONTAINERBOARD, PACKAGING AND RECYCLING

Production capacities, facilities and annual production, which reflect the acquisition of Willamette in February 2002, are summarized by major product as follows:

PRODUCTION:	PRODUCTION CAPACITY	NUMBER OF FACILITIES	2004	2003	2002	2001	2000
In thousands
Containerboard – tons (1)	6,500	10	6,291	6,003	6,004	3,699	3,578
Packaging – MSF	97,400	88	77,822	77,830	75,100	51,646	55,932
Recycling – tons (2)	N/A	19	6,718	6,216	6,092	4,726	4,448
Kraft bags and sacks – tons	160	4	94	98	93	—	—

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging and kraft bags and sacks by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities that are consumed by company facilities and brokered volumes.

Principal manufacturing facilities are located as follows:

Containerboard

Alabama, California, Iowa, Kentucky, Louisiana, North Carolina, Oklahoma and Oregon; Xalapa, Mexico

Packaging

Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and Wisconsin; Guanajuato, Ixtac, Mexico City and Monterrey, Mexico

Specialty packaging

California, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio and Oregon

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

Single-family housing

California, Maryland, Nevada, Texas, Virginia and Washington

Residential land development

California, Maryland, Nevada, Texas, Virginia and Washington

Commercial and retail land development

California, Texas and Washington

Commercial projects

California

Real estate investments

Arizona, California, Colorado, Florida, Idaho, Illinois, Maryland, Nevada, Oregon, Utah, Virginia and Washington

LEGAL PROCEEDINGS

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below for a summary of legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 26, 2004.

MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock trades on the following exchanges under the symbol WY: New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. Exchangeable shares of the company trade on the Toronto Stock Exchange under the symbol WYL. At December 26, 2004, there were approximately 12,819 holders of record of common shares and 1,320 holders of record of exchangeable shares of the company. Dividends per share data and the range of closing market prices for the company’s common stock for each of the four quarters in 2004 and 2003 are included in Note 25 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

On May 5, 2004, the company issued 16,675,000 common shares and received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million.

Following is information about securities authorized for issuance under the company’s equity compensation plans:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders	15,515,712	$56.12	17,010,999
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	15,515,712	$56.12	17,010,999

SELECTED FINANCIAL DATA

Dollar amounts in millions, except per-share figures

PER SHARE	2004	2003		2002	2001	2000

Basic net earnings before effect of accounting changes	$5.45	1.30		1.09	1.61	3.72
Effect of accounting changes	—	(.05	)(2)	—	—	—

Basic net earnings	$5.45	1.25		1.09	1.61	3.72

Diluted net earnings before effect of accounting changes	$5.43	1.30		1.09	1.61	3.72
Effect of accounting changes	—	(.05	)(2)	—	—	—

Diluted net earnings	$5.43	1.25		1.09	1.61	3.72

Dividends paid	$1.60	1.60		1.60	1.60	1.60
Shareholders’ interest (end of year)	$38.17	31.95		29.93	30.45	31.17

FINANCIAL POSITION	2004	2003		2002	2001	2000

Total assets:
Weyerhaeuser	$27,482	26,595		26,347	16,276	16,139
Real Estate and Related Assets	2,472	2,004		1,970	2,017	2,035

	$29,954	28,599		28,317	18,293	18,174

Long-term debt (net of current portion):
Weyerhaeuser:
Long-term debt	$9,277	11,503		11,907	5,095	3,953
Capital lease obligations	86	3		1	—	2

	$9,363	11,506		11,908	5,095	3,955

Real Estate and Related Assets:
Long-term debt	$853	870		745	522	200

Shareholders’ interest	$9,255	7,109		6,623	6,695	6,832
Percent earned on average shareholders’ interest	15.7%	4.0%		3.6%	5.2%	12.0%

OPERATING RESULTS	2004	2003		2002	2001	2000

Net sales and revenues:
Weyerhaeuser	$20,170	17,844		16,771	13,084	14,603
Real Estate and Related Assets	2,495	2,029		1,750	1,461	1,377

	$22,665	19,873		18,521	14,545	15,980

Net earnings before effect of accounting changes:
Weyerhaeuser	$907(1)	43(2)		30(3)	180(4)	676(5)
Real Estate and Related Assets	376	245		211	174	164

	1,283	288		241	354	840
Effect of accounting changes	—	(11	)(2)	—	—	—

Net earnings	$1,283	277		241	354	840

STATISTICS (UNAUDITED)	2004	2003		2002	2001	2000

Number of employees	53,646	55,162		56,787	44,843	47,244
Salaries and wages	$3,043	3,071		2,928	2,296	2,260
Employee benefits	$857	795		689	483	500
Total taxes	$1,087	567		528	486	826
Timberlands (thousands of acres):
U.S. and Canadian fee ownership	6,379	6,677		7,159	5,935	5,938
U.S. and Canadian long-term leases	779	788		802	514	521
Long-term license arrangements in Canada	30,435	29,862		34,715	32,605	31,648
Number of shareholder accounts at year-end:
Common	12,819	13,726		14,551	16,127	17,437
Exchangeable	1,320	1,388		1,450	1,573	1,736
Weighted average shares outstanding (thousands)	235,453	221,595		220,927	219,644	225,419

1999		1998	1997	1996	1995		1994

2.99		1.48	1.72	2.34	3.93		2.86
(.43	)(6)	—	—	—	—		—

2.56		1.48	1.72	2.34	3.93		2.86

2.98		1.47	1.72	2.33	3.92		2.86
(.43	)(6)	—	—	—	—		—

2.55		1.47	1.72	2.33	3.92		2.86

1.60		1.60	1.60	1.60	1.50		1.20
30.54		22.74	23.30	23.21	22.57		20.86

1999		1998	1997	1996	1995		1994

16,400		10,934	11,071	10,968	10,359		9,750
1,939		1,900	2,004	2,628	2,894		3,408

18,339		12,834	13,075	13,596	13,253		13,158

3,945		3,397	3,483	3,546	2,983		2,713
1		2	2	2	2		—

3,946		3,399	3,485	3,548	2,985		2,713

357		580	682	814	1,608		1,873

7,173		4,526	4,649	4,604	4,486		4,290
9.0%		6.4%	7.4%	10.2%	18.2%		14.3%

1999		1998	1997	1996	1995		1994

11,544		10,050	10,611	10,568	11,318		9,714
1,236		1,192	1,093	1,009	919		1,117

12,780		11,242	11,704	11,577	12,237		10,831

495	(6)	214(7)	271(8)	434	981		576
121		80	71	29	(182	)(9)	13

616		294	342	463	799		589
(89	)(6)	—	—	—	—		—

527		294	342	463	799		589

1999		1998	1997	1996	1995		1994

44,770		36,309	35,778	39,020	39,558		36,665
1,895		1,695	1,706	1,781	1,779		1,610
392		351	355	370	408		357
579		437	478	557	736		618

5,914		5,099	5,171	5,326	5,302		5,587
495		241	237	229	171		156
32,786		27,002	23,715	22,863	22,866		17,849

18,732		19,559	20,981	22,528	23,446		24,131
1,590		—	—	—	—		—
205,599		198,914	198,967	198,318	203,525		205,543

(1)	2004 results reflect charges of $243 million less related tax effects of $83 million, or $160 million, for the early extinguishment of debt, impairment of assets, change in the method of estimating workers’ compensation liabilities, the net book value of technology donated to a university, closure of facilities, litigation charges, and integration and restructuring activities. 2004 results also reflect benefits of $387 million less related tax effects of $132 million, or $255 million, for the significant sale of nonstrategic timberlands in Georgia, sales of facilities, a tenure reallocation agreement with the British Columbia government, and a reduction in the reserve for hardboard siding claims.
(2)	2003 results reflect charges of $379 million less related tax effects of $130 million, or $249 million, for the sale or closure of facilities, integration and restructuring activities, terminating the MacMillan Bloedel pension plan for salaried employees in the United States, litigation charges, and the cumulative effect of a change in an accounting principle. 2003 results also reflect benefits of $230 million less related tax effects of $88 million, or $142 million, for the significant sales of nonstrategic timberlands in western Washington, Tennessee and the Carolinas and a gain on the settlement of an insurance claim.
(3)	2002 results reflect charges of $249 million less related tax effects of $86 million, or $163 million, for the closure of facilities, integration of acquisitions, terminating the MacMillan Bloedel pension plan for salaried employees in the United States, business interruption costs, and the write-off of debt issuance costs. 2002 results also reflect benefits of $164 million less related tax effects of $57 million, or $107 million, for the reversal of countervailing and anti-dumping accruals and the significant sale of nonstrategic timberlands in western Washington.
(4)	2001 results reflect charges of $157 million less related tax effects of $59 million, or $98 million, for the closure of facilities and integration of acquisitions, costs associated with streamlining internal support services, and costs of transitioning to a new shipping fleet. 2001 results also reflect tax benefits of $29 million.
(5)	2000 results reflect charges of $205 million less related tax effects of $76 million, or $129 million, for settlement of hardboard siding claims, closure of facilities, integration of acquisitions, and costs associated with streamlining internal support services.
(6)	1999 results reflect charges of $276 million less related tax effects of $102 million, or $174 million, for the cumulative effect of a change in an accounting principle, impairment of long-lived assets to be disposed of, closure costs related to acquisitions and Year 2000 remediation.
(7)	1998 results reflect charges of $67 million less related tax effects of $25 million, or $42 million, for closure of facilities.
(8)	1997 results reflect net charges of $13 million less related tax effects of $4 million, or $9 million, for closure and restructuring charges, net of gains on the sale of businesses.
(9)	1995 results reflect a charge for disposal of certain real estate assets of $290 million less related tax effect of $106 million, or $184 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ECONOMIC AND INDUSTRY FACTORS AFFECTING OPERATIONS

Historically, the company’s operating results have been affected by a variety of market conditions that influence demand and pricing for the company’s products. Certain factors, such as the health of the economy and the strength of the U.S. dollar, are cyclical in nature. The global economy, which affects the demand for a number of the company’s products, expanded strongly in 2004. In addition, the U.S. dollar weakened in 2004, making the company’s exports more competitive in offshore markets and also boosting U.S. manufacturing levels in general. Other factors, such as the surge in containerboard capacity in Asia and a trend toward electronic substitution for paper, may represent fundamental changes in the marketplace for the company’s products. The company’s results have also been affected by recent acquisitions, which have added substantial production capacity and significantly strengthened the company’s position in key market segments.

The pulp market continued to improve in 2004. Market pulp demand increased primarily as a result of the growth in Asia, especially China. In addition, the U.S. dollar weakened an additional 10 percent from 2003 levels relative to the euro, which enhanced the competitive position of North American market pulp producers by making pulp in Europe more costly relative to North American market pulp. The combined effect of stronger demand and the weaker dollar resulted in significantly higher pulp prices in 2004. However, approximately 35 percent of the company’s pulp capacity is based in Canada, and the appreciation of the Canadian dollar negatively affected the competitive position of these mills.

Demand for uncoated free sheet (UCFS) continued to be adversely affected by electronic technologies and the introduction of other paper products that have been designed to compete with UCFS in commercial printing markets. Despite favorable economic growth, U.S. industry shipments of UCFS increased only 1 percent in 2004. Industry prices for UCFS improved in 2004, due primarily to a weaker U.S. dollar and an improved economic environment.

Industrial production of non-durable goods, the primary factor affecting demand for boxes, grew 2.1 percent in 2004 after five years of no or declining growth. The weaker U.S. dollar made imported goods more costly and exports more competitive, which contributed to an increase in sales of U.S. manufactured goods. As a result, demand for boxes grew in 2004. Because the industry’s containerboard capacity has been decreasing for several years, the rebound in shipments also increased operating rates sharply in mid-2004. After three years of declining containerboard prices, prices increased in 2004.

Continued low interest rates allowed housing starts to remain at high levels in 2004. The company’s real estate business benefited from high levels of housing starts, and from its location in some of the stronger housing markets in the United States, such as Southern California, Las Vegas and the Washington D.C. area.

The company’s wood products businesses also benefited from strong markets for both new housing and for repair and remodeling due to high existing home sales. Lumber, oriented strand board (OSB) and plywood prices increased significantly in the first half of 2004, but fell sharply in the fourth quarter, in part due to seasonal factors.

The company’s Canadian lumber and OSB operations were negatively affected by the strong Canadian dollar. The U.S./Canadian lumber trade dispute has not been resolved. Lumber financial performance was adversely affected by duties paid as a result of countervailing duties assessed on products shipped to the U.S. The company’s average duty paid, including both the countervailing duty (CVD) and anti-dumping penalty, was 31.2 percent for most of 2004.

The timberlands business was positively affected by two key factors in 2004: record domestic demand for wood products and the weaker U.S. dollar, which boosted the demand for logs in the Japanese market. Western timber prices benefited from strong demand for Douglas fir lumber in California and increased demand for logs exported to Japan, while Southern timber prices benefited from tight supply conditions caused by weather and market-related factors.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS				AMOUNT OF CHANGE
Dollar amounts in millions, except per-share figures	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales and revenues	$22,665	$19,873	$18,521	$2,792	$1,352
Operating income	2,653	1,168	1,063	1,485	105
Net earnings	1,283	277	241	1,006	36
Net earnings per share, basic	5.45	1.25	1.09	4.20	0.16
Net earnings per share, diluted	5.43	1.25	1.09	4.18	0.16

Net sales and revenues increased $2.8 billion, or 14 percent, in 2004 as compared with 2003. Third-party sales were up in all of the company’s segments in 2004. The largest contributors to the increase were a $1.7 billion increase in sales of wood products, primarily due to a robust housing market and exceptionally strong prices for wood products recognized in the second and third quarters of 2004, and a $463 million increase in single-family home sales, due to both strong demand and higher average sales prices realized in 2004.

Net sales and revenues increased $1.4 billion, or 7 percent, in 2003 as compared with 2002. Third-party sales were up in all of the company’s segments in 2003. The largest contributors to the increase consisted of a $474 million increase in OSB and composite panel sales, due primarily to exceptionally strong demand and prices in the second half of 2003, and a $275 million increase in single-family home sales, due to both strong demand and higher average sales prices realized in 2003.

A summary of some significant items that are included in operating income and net earnings follows:

	OPERATING INCOME			NET EARNINGS
Dollar amounts in millions	2004	2003	2002	2004	2003	2002
(Charge) benefit:
Gains on sales of nonstrategic timberlands (including those disclosed in Note 18)	$439	$331	$247	$290	$218	$161
Gain on British Columbia tenure reallocation agreement	25	—	—	17	—	—
Integration and restructuring	(39)	(103)	(72)	(26)	(68)	(47)
Facility closures or sales	28	(143)	(95)	18	(94)	(62)
Pension and other postretirement benefits	(185)	(140)	28	(122)	(92)	18
Countervailing and anti-dumping charges	(118)	(97)	(64)	(78)	(64)	(42)
Countervailing duty reversal	—	—	47	—	—	31
Net litigation charges	(58)	(84)	—	(38)	(65)	—
Reversal of hardboard siding reserves	20	—	—	13	—	—
Donation of technology	(23)	—	—	(15)	—	—
Early extinguishment of debt	—	—	—	(48)	—	(23)
Change in accounting principle	—	—	—	—	(11)	—

These and other factors that affected the comparison of net sales and revenues, operating income and net earnings are discussed below in the segment analyses.

As announced on February 18, 2005, the company reached a definitive agreement to sell its B.C. Coastal Group assets to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada for approximately $1.2 billion (Canadian), plus working capital. The transaction is not conditioned on financing, but is subject to regulatory approvals. The company expects to complete the sale in the second quarter of 2005. The company’s B.C. Coastal Group assets are divided between the Timberlands and Wood Products segments and the sale of these operations will affect results of operations for both of these segments in future periods.

TIMBERLANDS

Timberlands sales volume and annual production data is included in “Business” and “Properties” above. Following is a comparison of Timberlands net sales and revenues and contribution to earnings from year to year:

				AMOUNT OF CHANGE
Dollar amounts in millions	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales and revenues (1):
Logs	$822	$730	$657	$92	$73
Other products	280	264	273	16	(9)

	$1,102	$994	$930	$108	$64

Contribution to earnings	$1,027	$777	$702	$250	$75

(1)	Prior year information has been restated to conform with the current year presentation and to reflect a change in segments. See Note 23 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

2004 COMPARED WITH 2003

•	Net sales and revenues in 2004 increased $108 million, or 11 percent, over 2003, due primarily to a $92 million increase in log sales. The volume of logs sold to export markets increased 6 percent and the volume of logs sold to domestic markets decreased 9 percent in 2004 compared to 2003. Log price realizations (which include freight and are net of normal sales deductions) increased 18 percent in the West and 4 percent in the South, resulting in an increase in net sales and revenues in 2004 even though overall volumes declined.

Contribution to earnings, which represents segment earnings before interest and taxes, increased $250 million, or 32 percent, in 2004. Items that affected the comparison of Timberlands contribution to earnings included the following:

•	Improved price realizations in the West resulted in a $123 million increase in contribution to earnings and improved price realizations in the South resulted in a $25 million increase in contribution to earnings in 2004 compared to 2003. Strong demand and improved export log prices contributed to the improvement in the West, while tight supplies as a result of weather and other market factors resulted in increased prices in the South. Higher prices in the B.C. Coastal operations contributed an additional $8 million in 2004.

•	Lower harvest levels on fee lands, primarily in the South, negatively affected segment earnings by $27 million in 2004 compared to 2003. The decrease in harvest levels in the South was primarily due to the sale of timberlands in Tennessee and the Carolinas, which occurred in the fourth quarter of 2003, and in part due to the sale of timberlands in Georgia in the third quarter of 2004.

•	Higher harvest costs in the West and South, primarily caused by increased fuel costs and difficult hurricane salvage operations, negatively affected earnings by $17 million in 2004. This was partially offset by a $14 million reduction in costs in the B.C coastal operations in 2004 compared to 2003.

•	Gains on sales of nonstrategic timberlands increased $108 million, or 33 percent, in 2004. Results for 2004 include a pretax gain of $271 million on the third quarter sale of timberlands in Georgia, compared to pretax gains of $205 million on the sales of timberlands in western Washington, Tennessee and the Carolinas in 2003. Sales of other nonstrategic timberlands that closed earlier than expected resulted in a $42 million increase in 2004 contribution to earnings compared to 2003. See Note 18 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

2003 COMPARED WITH 2002

•	Net sales and revenues increased $64 million, or 7 percent, in 2003 compared to 2002. The increase was primarily due to the inclusion of log sales from the former Willamette timberlands beginning February 11, 2002, while 2003 sales include a full period of sales from the former Willamette timberlands. The volume of logs sold increased approximately 525 thousand cunits, or 15 percent, in 2003. The impact of the increase in volumes was partially offset by a slight decrease in average prices realized for log sales.

•	Gains on sales of nonstrategic timberlands increased $84 million, or 34 percent, in 2003. Results for 2003 include a pretax gain of $144 million on sales of timberlands in western Washington and pretax gains of $61 million on the sales of timberlands in Tennessee and the Carolinas, compared to a pretax gain of $117 million on the sale of western Washington timberlands in 2002. Sales of other nonstrategic timberlands decreased $4 million in 2003. See Note 18 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

OUTLOOK

Timberlands earnings in the first quarter of 2005 are expected to be lower than fourth quarter 2004. Market conditions are expected to be similar to fourth quarter, but sales of nonstrategic timberlands are expected to be lower.

WOOD PRODUCTS

Wood Products sales volume and annual production data is included in “Business” and “Properties” above. Following is a comparison of Wood Products net sales and revenues and contribution (charge) to earnings from year to year:

				AMOUNT OF CHANGE
Dollar amounts in millions	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales and revenues (1):
Softwood lumber	$3,915	$3,281	$3,186	$634	$95
Plywood	929	784	700	145	84
Veneer	44	39	34	5	5
Composite panels	501	393	379	108	14
Oriented strand board	1,390	1,109	649	281	460
Hardwood lumber	365	350	333	15	17
Engineered lumber products	1,505	1,179	1,148	326	31
Logs	125	105	253	20	(148)
Other products	1,069	945	865	124	80

	$9,843	$8,185	$7,547	$1,658	$638

Contribution (charge) to earnings	$1,055	$59	$(20)	$996	$79

(1)	Prior year information has been restated to conform with the current year presentation and to reflect a change in segments. See Note 23 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

2004 COMPARED WITH 2003

•	Net sales and revenues increased $1.7 billion, or 20 percent, in 2004 compared with 2003. The increase was primarily due to higher average sales prices realized in most product lines, caused by strong markets in both new housing and in repair and remodeling related to high levels of existing home sales. The change in shipment volumes from 2003 did not have a significant effect on either the change in net sales and revenues or on the change in contribution (charge) to earnings.

Contribution to earnings, which represents segment earnings before interest and taxes, increased approximately $1.0 billion in 2004. Items that affected the comparison of Wood Products’ contribution to earnings included the following:

•	Higher average prices for most wood products, including structural panels, composite panels, softwood and hardwood lumber, and engineered lumber products contributed approximately $1.5 billion to segment earnings in 2004 compared to 2003.

•	Increases in costs for delivered raw materials, production costs, and prices for building materials purchased for resale negatively affected segment earnings by approximately $600 million in 2004 compared to 2003. Approximately half of that increase was attributable to price increases on building materials purchased for resale. Of the remaining increase, approximately $210 million represented increases in costs for delivered logs, oriented strand board (OSB), veneer, machine stress rated (MSR) lumber, and chemical additives. Log costs in the West increased due to strong export and domestic demand. Log costs in the South increased due to the effects of weather and other market factors. Log costs in Canada increased primarily as a result of increases in provincial stumpage rates. Costs of OSB, veneer, and MSR lumber used in the manufacture of engineered lumber products increased due to the strong new housing and repair and remodeling markets noted above. Purchase costs for chemical additives used in the manufacture of panels and engineered lumber continued to increase due to an ongoing world-wide supply shortage and high demand. The remaining cost variance was attributable to a variety of factors, including press downtime and repair costs at three OSB mills, as well as the strengthening of the Canadian dollar against the U.S. dollar in 2004 compared to 2003.

•	Wood Products recognized a net pretax gain of $66 million for integration, restructuring and closure or sale of facilities in 2004 compared to net charges of $101 million in 2003. The net gain in 2004 includes pretax gains of $68 million for the sale of facilities, including an OSB mill in Slave Lake, Alberta, and a mill site on Vancouver Island, British Columbia.

•	Segment earnings for 2004 include a pretax gain of $20 million for compensation related to the tenure reallocation agreement in British Columbia and a $20 million gain recognized on the reduction in the reserve for hardboard siding claims. In addition, charges recognized in connection with settlements and an adverse judgment in alder litigation matters were $65 million in 2004, compared to $79 million in 2003. See Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

2003 COMPARED WITH 2002

•	Net sales and revenues increased $638 million, or 8 percent, in 2003 compared with 2002. The increase was primarily due to higher average sales prices realized for OSB and plywood, offset somewhat by lower sales prices realized for structural and appearance grades of softwood lumber. Partially offsetting this increase was a $148 million decrease in log sales and revenues compared with 2002. Most of this decrease was in the segment’s coastal British Columbia operations, which experienced a strike in the latter part of 2003. 2002 results for Wood Products include sales made by former Willamette facilities beginning February 11, 2002, while results for 2003 include sales made by former Willamette facilities for the full year.

•	Contribution to earnings in 2003 was favorably impacted by price increases in structural panels due to strong demand and restricted supply. Low dealer inventories early in the year, coupled with no major new capacity added by the industry in 2003, served to create significant upward pressure on OSB and plywood prices in the second half of 2003. The Random Lengths 7/16” North Central indicator for OSB peaked at $465 per thousand square feet and remained at that level for eight weeks until it dropped sharply at the end of November 2003 and ultimately hit $220 per thousand square feet in early December 2003. Plywood experienced a similar pricing trend. The increase in average realizations for OSB, plywood and veneer, net of the effect of increased OSB, plywood and veneer costs, contributed approximately $430 million to earnings in 2003.

•	Softwood lumber unit shipments increased 358 million board feet, or 4 percent, in 2003, which was partially offset by a decline in average sales prices realized of $4 per thousand board feet. Most of the decline in the average lumber prices realized was due to the CVD and anti-dumping duties incurred by the segment for the full year of 2003, compared with the partial period from May 22 to December 29 in 2002. This combination of price/mix and volume effects for softwood lumber had an unfavorable effect of approximately $100 million on the segment’s contribution to earnings in 2003.

•	OSB and veneer comprise a significant portion of the raw material base for engineered lumber products. Consequently, the rise in OSB and veneer prices had a negative effect on this portion of the segment’s business, and the contribution to earnings from engineered lumber products declined approximately $50 million in 2003 when compared with 2002. This decline occurred despite very robust demand. A price increase was announced for engineered lumber in the fourth quarter of 2003, but the effect of the price increase was not fully realized until the first half of 2004.

•	The company recognized a charge of $79 million against first quarter 2003 earnings as a result of an adverse verdict in an alder log antitrust case. See Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

•	Net pension expense was $22 million in 2003 compared with pension income of $55 million in 2002. This change in pension cost negatively affected the segment’s contribution to earnings by $77 million in 2003 as compared with 2002.

•	Wood Products recognized charges for integration, restructuring and closure or sale of facilities of $101 million in 2003 compared with charges of $55 million in 2002.

OUTLOOK

Wood Products earnings in the first quarter of 2005 are expected to increase from fourth quarter 2004, due to improving prices and strong housing starts.

PULP AND PAPER

Pulp and Paper sales volume and annual production data is included in “Business” and “Properties” above. Following is a comparison of Pulp and Paper net sales and revenues and contribution (charge) to earnings from year to year:

				AMOUNT OF CHANGE
Dollar amounts in millions	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales and revenues (1):
Pulp	$1,471	$1,305	$1,196	$166	$109
Paper	2,226	2,182	2,163	44	19
Coated groundwood	156	140	126	16	14
Liquid packaging board	208	198	179	10	19
Other products	54	26	19	28	7

	$4,115	$3,851	$3,683	$264	$168

Contribution (charge) to earnings	$104	$(82)	$82	$186	$(164)

(1)	Prior year information has been restated to conform with the current year presentation and to reflect a change in segments. See Note 23 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

2004 COMPARED WITH 2003

•	Net sales and revenues increased $264 million, or 7 percent, for 2004 compared to 2003. This was largely due to an increase in pulp price realizations (which include freight and are net of normal sales deductions) of approximately $49 per ton, or 9 percent, in 2004 compared to 2003. Average fine paper price realizations remained constant in 2004 compared to 2003. Stronger demand resulting from growth in Asia and a weaker U.S. dollar resulted in an improved pulp market in 2004. During the second half of 2004, general market conditions for fine paper improved significantly, resulting in improved product pricing, and offsetting general market weakness in the first half of the year when prices were below 2003 levels. Unit shipments for both pulp and fine paper sales were higher in 2004 than in 2003. Pulp shipments increased approximately 79,000 tons or 3 percent, and paper shipments increased approximately 54,000 tons, or 2 percent, compared to 2003.

Contribution (charge) to earnings, which represents segment earnings before interest and taxes, was $104 million in 2004, compared to a loss of $82 million in 2003. Items that affected the comparison of Pulp and Paper’s contribution to earnings included the following:

•	Increases in pulp prices contributed approximately $123 million to segment earnings in 2004 compared to 2003.

•	Operating efficiencies, reduced market downtime and ongoing cost savings associated with the closure of two paper machines during 2003, and other productivity improvements resulted in cost reductions of approximately $136 million in 2004 compared to 2003. This was partially offset by the strengthening of the Canadian dollar against the U.S. dollar in 2004, which increased operating costs of the segment’s Canadian facilities translated into U.S. dollars, and negatively affected the segment’s earnings by approximately $62 million in 2004 as compared with 2003.

•	Increased costs for raw materials, primarily chips, negatively affected segment earnings by approximately $45 million in 2004.

•	Freight costs were approximately $34 million higher in 2004 than in 2003, due primarily to fuel surcharges and higher costs resulting from decreased availability of trucks, rail cars, and marine vessels.

•	Pulp and Paper costs associated with integration, restructuring and closure or sale activities were $18 million in 2004, a decrease of $44 million from $62 million in 2003, which included costs relating to the closure of two fine paper machines.

2003 COMPARED WITH 2002

•	Net sales and revenues increased $168 million, or 5 percent, in 2003 compared to 2002, due primarily to an increase in pulp unit shipments of 101,000 tons and a 5 percent increase in the prices realized for pulp sales. The price increase was largely driven by improved demand and pricing for paper grade pulp in North America, Europe and Asia. Fine paper unit shipments increased 80,000 tons, and sales prices realized for fine paper declined 2 percent in 2003 compared with 2002. The 2003 results include sales made by former Willamette facilities for the full period, while 2002 results include sales made by the former Willamette facilities beginning February 11, 2002.

•	Market-related downtime at the fine paper mills increased by 176,000 tons in 2003 compared with 2002 in spite of the permanent closure of two paper machines during 2003 as productivity continues to increase.

•	The strengthening of the Canadian dollar against the U.S. dollar in 2003 adversely affected the segment’s net manufacturing costs, primarily due to the size of its presence in Canada.

•	Integration, restructuring and facility closure charges were $68 million higher in 2003 compared with 2002.

•	Depreciation expense increased approximately $64 million in 2003 compared with 2002, mostly due to inclusion of depreciation on the assets acquired from Willamette for the full year in 2003 and capital additions completed in 2002 and 2003.

•	An increase in net pension expense negatively affected the segment’s contribution to earnings by $31 million in 2003 compared with 2002.

OUTLOOK

First quarter 2005 Pulp and Paper earnings are expected to be similar to the fourth quarter of 2004. Prices for papergrade pulp, which began to improve late in the fourth quarter of 2004, should continue to improve. Prices for fine paper products are expected to experience a seasonably modest decline.

CONTAINERBOARD, PACKAGING AND RECYCLING

Containerboard, Packaging and Recycling sales volume and annual production data is included in “Business” and “Properties” above. Following is a comparison of Containerboard, Packaging and Recycling net sales and revenues and contribution to earnings from year to year:

				AMOUNT OF CHANGE
Dollar amounts in millions	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales and revenues:
Containerboard	$368	$304	$350	$64	$(46)
Packaging	3,584	3,544	3,466	40	78
Recycling	347	247	229	100	18
Kraft bags and sacks	80	80	75	—	5
Other products	156	147	92	9	55

	$4,535	$4,322	$4,212	$213	$110

Contribution to earnings	$249	$262	$335	$(13)	$(73)

2004 COMPARED WITH 2003

•	Net sales and revenues increased $213 million, or 5 percent, in 2004 as compared with 2003. Approximately half of the increase is due to a 40 percent increase in sales of recycled materials, resulting from both higher price realizations (which include freight and are net of normal sales deductions) and higher unit shipments of recycled materials. The increase in sales of recycled materials reflects an overall increase in the demand for pulp, paper and containerboard, coupled with incremental sales from a new supply source acquired in 2004. In addition, containerboard price realizations increased approximately $26 per ton, or 8 percent, in 2004 compared to 2003, and unit shipments increased approximately 111,000 tons, or 12 percent, in 2004, primarily due to productivity improvements in the company’s mills. Price realizations for corrugated packaging increased approximately 1 percent, while packaging unit shipments remained comparable in 2004 and 2003. According to the Fiber Box Association, industry unit shipments for packaging increased 2.8 percent in 2004 compared to 2003.

Contribution to earnings, which represents segment earnings before interest and taxes, declined $13 million from $262 million in 2003 to $249 million in 2004. Items that affected the comparison of Containerboard, Packaging and Recycling contribution to earnings included the following:

•	Increases in packaging price realizations in 2004 positively affected the segment’s contribution to earnings by approximately $34 million and increases in containerboard price realizations contributed approximately $26 million in 2004. Increased price realizations for recycled materials were substantially offset by increases in costs for materials purchased or brokered by the recycling division.

•

Non-fiber manufacturing costs at the company’s containerboard mills and packaging plants were approximately $12 million lower in 2004 than in 2003, due primarily to a facility closure in the third quarter of 2003 and increased productivity in the containerboard mill system. The overall reduction in non-fiber manufacturing costs was achieved despite increased costs for energy in 2004, which resulted mainly from higher purchase prices for natural gas. Productivity in the containerboard mill system, measured on a tons produced per operating day basis, improved 2.5 percent in 2004 compared to 2003.

•	Freight costs were approximately $12 million higher in 2004 than in 2003, due primarily to fuel surcharges and higher costs resulting from decreased availability of trucks, rail cars, and marine vessels.

•	Increases in raw material costs in 2004 negatively affected contribution to earnings by approximately $90 million. The cost of old corrugated containers (OCC) delivered to the company’s containerboard mills increased approximately $20 per ton and costs for chips delivered to the company’s containerboard mills increased approximately $3 per ton in 2004.

•	Market-related downtime at the containerboard mills decreased by approximately 269,000 tons in 2004 compared with 2003, primarily due to a facility closure in 2003 and improving economic conditions.

•	Net pension expense was $19 million in 2004 compared to a net pension expense of $2 million in 2003.

•	Segment results for 2004 include net charges for property casualty losses, integration, restructuring, sale or closure of facilities of $13 million, compared to $18 million in 2003. 2003 also included a $23 million pretax charge for the settlement of a class action linerboard antitrust lawsuit. See Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

2003 COMPARED WITH 2002

•	Net sales and revenues increased $110 million, or 3 percent, in 2003 compared to 2002. The increase was primarily due to the inclusion of sales made by former Willamette facilities for the full year in 2003, while 2002 results included sales made by the former Willamette facilities beginning February 11, 2002. This increase was primarily evident in packaging, where unit shipments increased approximately 2.4 billion square feet, or 3 percent, in 2003. Conversely, containerboard unit shipments declined 93,000 tons, or 9 percent, in 2003 compared to 2002, due primarily to a higher degree of integration within the company facilitated by the Willamette acquisition. Prices realized for containerboard and packaging were down 4 percent and 1 percent, respectively, in 2003, due largely to sluggish economic conditions.

•	Contribution to earnings was negatively impacted by higher manufacturing costs. Energy and chip costs increased significantly in 2003, primarily due to an increase in purchase prices for these items. These increases were mostly offset by lower maintenance and other manufacturing costs, coupled with a decrease in the delivered cost for old corrugated containers (OCC).

•	Market-related downtime at the containerboard mills increased by approximately 108,000 tons in 2003 compared with 2002 in spite of the permanent closure of three machines in 2002 and one machine in 2003.

•	Integration, restructuring and facility closure costs were $18 million in 2003, compared to $60 million in 2002.

•	A charge of $23 million was recognized in the third quarter of 2003 for the settlement of the class action linerboard antitrust lawsuit. See Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

•	Net pension expense was $2 million in 2003 compared with pension income of $47 million in 2002, resulting in a negative impact on contribution to earnings of $49 million in 2003 compared to 2002.

OUTLOOK

Containerboard, Packaging and Recycling earnings for the first quarter of 2005 are expected to be lower than fourth quarter 2004 earnings, primarily due to the continuing rain in southern California and Arizona and its anticipated adverse effect on agricultural production in that region. The company has recently announced a $50 per ton price increase for containerboard. Implementation of this increase is expected to begin during the second quarter of 2005.

REAL ESTATE AND RELATED ASSETS

Single-family unit statistics for Real Estate and Related Assets are included in “Business” and “Properties” above.

				AMOUNT OF CHANGE

Dollar amounts in millions	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net sales and revenues	$2,495	$2,029	$1,750	$466	$279

Contribution to earnings	$610	$392	$336	$218	$56

Following are the key items that affected the comparison of net sales and revenues and contribution to earnings for Real Estate and Related Assets from year to year:

				AMOUNT OF CHANGE

Dollar amounts in millions, except average sales price	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Single-family operations:
Net sales and revenues	$2,193	$1,730	$1,455	$463	$275
Units closed	5,264	4,626	4,280	638	346
Average sales price	$417,000	$374,000	$340,000	$43,000	$34,000

2004 COMPARED WITH 2003

•	Net sales and revenues and contribution to earnings, which represents segment earnings before taxes, increased in 2004 compared to 2003, primarily due to increases in the quantity and prices for single-family home sales closed. All of the geographic markets in which Real Estate and Related Assets homebuilding businesses operate remained strong in 2004 due largely to low mortgage interest rates. Single-family gross margin for the homebuilding businesses (net sales less cost of goods sold and period costs) was 29.7 percent in 2004 compared to 25.7 percent in 2003.

•	Contribution to earnings for 2004 includes net pretax gains of $75 million on land and lot sales compared to $41 million in 2003. Net gains on commercial and multi-family project sales were $14 million in 2003. There were no comparable sales in 2004.

2003 COMPARED WITH 2002

•	Net sales and revenues and contribution to earnings increased in 2003 compared to 2002, primarily due to increases in the quantity and prices for single-family home sales closed. All of the geographic markets in which Real Estate and Related Assets homebuilding businesses operate were strong in 2003 due largely to low mortgage interest rates. Single-family gross margin for the homebuilding businesses was 25.7 percent in 2003 compared to 24.2 percent in 2002.

•	Contribution to earnings for 2003 includes net pretax gains of $41 million on land and lot sales compared to $34 million in 2002. Net gains on commercial and multi-family project sales were $14 million in 2003 compared to $27 million in 2002.

OUTLOOK

The backlog of homes sold, but not closed, as of December 26, 2004, is near six months. Real Estate and Related Assets earnings in the first quarter of 2005 are expected to decline seasonally from the fourth quarter of 2004 due to decreased single-family home closings in the markets in which Real Estate and Related Assets operates.

CORPORATE AND OTHER

				AMOUNT OF CHANGE

Dollar amounts in millions	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net sales and revenues	$575	$492	$399	$83	$93

Contribution (charge) to earnings	$(271)	$(176)	$(293)	$(95)	$117

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly owned subsidiary); distribution and converting facilities located outside North America; and general corporate support activities.

2004 COMPARED WITH 2003

Net sales and revenues of the Corporate and Other segment increased $83 million, or 19 percent, in 2004 compared to 2003.

•	Net sales and revenues of the company’s international operations increased approximately 29 percent in 2004, due in part to a strong Australian housing market that resulted in increased prices and increased sales volumes for the company’s Australian wood products distribution business. In addition, sales volumes in the company’s European composites business increased in 2004 primarily resulting from increased production on a continuous press that was installed during 2003.

•	Net sales and revenues of Westwood Shipping Lines increased approximately 12 percent in 2004 compared to 2003, primarily as a result of increases in container rates, primarily import containers, and increased shipment volumes.

Charge to earnings, which represents segment earnings before interest and taxes, increased $95 million in 2004 compared to 2003. Items that affected the comparison of Corporate and Other charge to earnings included the following:

•	Foreign exchange transactions gains were $26 million in 2004 compared to $107 million in 2003. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	Variable compensation expense, which relates primarily to corporate-sponsored employee incentive compensation plans with awards based on either total company financial performance or changes in the price of the company’s common shares, was $69 million in 2004 compared to $44 million in 2003.

•	Pretax gains recognized in connection with the settlement of Cemwood insurance claims were $7 million in 2004 compared to $25 million in 2003.

•	Charges for integration and restructuring in the Corporate and Other segment were $20 million in 2004 compared to $63 million in 2003. The decrease in integration and restructuring charges in 2004 is primarily due to a $26 million decrease in expenses recognized in connection with change-in-control agreements related to the Willamette acquisition and a decrease in severance costs recognized in connection with the company’s overall cost-reduction efforts. See Note 16 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

•	Charges for 2004 also include a pretax charge of $29 million recognized in connection with the impairment of assets in the company’s European manufacturing operations and a pretax charge of $23 million recognized in connection with the donation of technology to a university. There were no comparable charges in 2003.

2003 COMPARED WITH 2002

Net sales and revenues of the Corporate and Other segment increased $93 million, or 23 percent, in 2003 compared to 2002.

•	Net sales and revenues of the company’s international operations increased approximately 28 percent in 2003 compared to 2002, due in part to a strong Australian housing market that resulted in increased prices and increased sales volumes for the company’s Australian wood products distribution business. In addition, sales volumes in the company’s European composites business increased in 2003 primarily resulting from increased production on a continuous press that was installed during 2003.

•	Net sales and revenues of Westwood Shipping Lines increased approximately 16 percent in 2003 compared to 2002. Increases in container rates, primarily import containers, and increased shipment volumes were the primary reasons for the increase.

Charge to earnings, which represents segment earnings before interest and taxes, decreased $117 million in 2003 compared to 2002. Items that affected the comparison of Corporate and Other charge to earnings included the following:

•	Foreign exchange transactions gains were $107 million in 2003 compared to $32 million in 2002. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	Variable compensation expense, which relates primarily to corporate-sponsored employee incentive compensation plans with awards based on either total company financial performance or changes in the price of the company’s common shares, was $44 million in 2003 compared to $10 million in 2002.

•	Pretax charges recognized in connection with the termination of the MacMillan Bloedel pension plan for U.S. employees were $6 million in 2003 compared to $35 million in 2002.

•	A pretax gain of $25 million was recognized in 2003 in connection with the settlement of Cemwood insurance claims.

INTEREST EXPENSE

Interest expense incurred by Weyerhaeuser was $838 million, $815 million and $821 million in 2004, 2003 and 2002, respectively. Interest expense incurred includes pretax charges of $73 million recognized in the second and fourth quarters of 2004 and $35 million recognized in the first quarter of 2002 in connection with the early extinguishment of debt. Excluding these charges, interest expense incurred in 2004 was $50 million less than in 2003, principally a result of approximately $1.9 billion of debt repayments that occurred throughout 2004. Excluding the charge for early extinguishment of debt recognized in 2002, interest expense incurred in 2003 increased over 2002, principally due to the debt issued during the first quarter of 2002 to finance the Willamette acquisition.

INCOME TAXES

The company’s effective income tax rate was 34.0 percent for 2004 and 2003, and 35.0 percent for 2002. The company’s effective income tax rate is affected by state income taxes, the benefits of tax credits and the export sales incentive.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003. The cumulative effect of adopting the accounting principle was $11 million, or 5 cents per share, after taxes. The effect on results reported for 2002 would not have been material had the provisions of Statement 143 been in place during the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

General

The company is committed to the maintenance of a sound and conservative capital structure. This commitment is based on two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company’s capital structure are as follows:

•	To view separately the capital structures of Weyerhaeuser and Weyerhaeuser Real Estate Company (WRECO) and related assets, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value, and unique liquidity characteristics of the assets dedicated to that business.

•	The combination of maturing short-term debt and the structure of long-term debt will be managed judiciously to minimize liquidity risk.

Operations

Consolidated net cash provided by operations was $2.2 billion in 2004, an increase of $394 million over $1.8 billion of net cash provided by operations in 2003. The primary components of that net increase are as follows:

•	Cash received by the company from customers increased approximately $2.7 billion in 2004 as compared with 2003. This increase was due primarily to an increase in cash received from the sale of wood products and increased proceeds from Real Estate and Related Assets home sales.

•	Net cash paid to employees, suppliers and others by the company increased approximately $1.7 billion in 2004, compared with 2003. The $1.2 billion increase for Weyerhaeuser is largely attributable to increases in the costs of raw materials used in the manufacture of various wood products, pulp, paper and containerboard, and in the cost of building materials purchased for resale. The increase of approximately $475 million for Real Estate and Related Assets is attributable to an increase in the number of homes constructed and land acquired for future development.

•	Cash paid for interest, net of the amount capitalized, was $69 million higher in 2004 than in 2003. This increase included approximately $68 million of premiums and related costs paid in connection with the early extinguishment of debt in the second and fourth quarters of 2004.

•	Net cash paid for income taxes was $521 million in 2004, an increase of $542 million over cash received of $21 million in 2003. The increase in taxes paid is primarily due to tax payments made on significantly higher pretax earnings during 2004.

Consolidated net cash provided by operations was $1.8 billion in 2003, an increase of $323 million from $1.5 billion in 2002. The primary components of that change are as follows:

•	Cash received by the company from customers increased approximately $1.4 billion in 2003 compared with 2002. This increase is primarily due to an increase in cash received from the sale of oriented strand board and composite panels and the inclusion of activity of the former Willamette operations for a full year in 2003 and only after February 11 in 2002.

•	Net cash paid to employees, suppliers and others by the company increased approximately $900 million in 2003 compared with 2002. The increase was largely attributable to an increase in manufacturing costs and unit shipments in certain of the company’s product lines, due in part to inclusion of activity of the former Willamette operations for a full year in 2003 and only after February 11 in 2002.

•	Cash paid for interest, net of the amount capitalized, was $188 million higher in 2003 than in 2002. The increase was due to a higher average level of debt outstanding during 2003, incurred primarily as a result of the Willamette acquisition.

•	Net cash paid received for income taxes was $21 million in 2003, which represented a net increase of $67 million over $46 million of cash paid in 2002.

Investing

Capital spending by segment, excluding acquisitions and Real Estate and Related Assets, were as follows:

Dollar amounts in millions	2004	2003	2002

Timberlands	$55	$58	$63
Wood Products	147	145	219
Pulp and Paper	154	290	424
Containerboard, Packaging and Recycling	85	86	167
Corporate and Other	63	47	87

	$504	$626	$960

Weyerhaeuser currently anticipates capital expenditures for 2005, excluding acquisitions and Real Estate and Related Assets, of approximately $850 million; however, this level of capital expenditures could increase or decrease as a consequence of a number of factors, including future economic conditions and weather.

Weyerhaeuser received net cash proceeds from significant sales of nonstrategic timberlands of $384 million in 2004, $437 million in 2003 and $174 million in 2002. Proceeds from the sale of property, equipment and other assets for 2004 include approximately $105 million related to the sale of Wood Products facilities. See Notes 15 and 18 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

The company spent $6.1 billion, net of cash acquired, during the first quarter of 2002 to purchase the outstanding shares of Willamette stock.

Internally generated cash flows provided the cash needed to meet the company’s capital expenditure, investment and other requirements in 2004.

Financing

On May 5, 2004, the company issued 16,675,000 common shares and received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million. The company also received $180 million in cash proceeds from the exercise of stock options during 2004, compared to $60 million received in 2003 and $67 million received in 2002. Higher average market prices for the company’s common shares during 2004 compared to 2003 and 2002, resulted in a significant increase in the number of employee stock option exercises. The company used the proceeds from the stock offering, along with proceeds from the sale of nonstrategic timberlands and cash provided by operations, to reduce its outstanding debt by approximately $1.9 billion during 2004. As of December 26, 2004, the company, including Real Estate and Related Assets, had approximately $10.6 billion in outstanding debt, compared to approximately $12.5 billion outstanding as of December 28, 2003.

The company’s debt-to-total capital ratio is as follows:

Dollar amounts in millions	2004	2003	2002
Notes payable and commercial paper:
Weyerhaeuser	$3	$4	$788
Real Estate and Related Assets	2	1	63
Long-term debt:
Weyerhaeuser	9,766	11,593	11,907
Real Estate and Related Assets	867	893	814
Capital lease obligations:
Weyerhaeuser	103	4	5

Total debt	10,741	12,495	13,577
Minority Interest:
Weyerhaeuser	25	5	5
Real Estate and Related Assets	73	30	40
Deferred income taxes:
Weyerhaeuser	4,533	4,294	4,056
Real Estate and Related Assets	(22)	(10)	16
Shareholders’ interest	9,255	7,109	6,623

Total capital	$24,605	$23,923	$24,317

Debt-to-total-capital ratio	43.7%	52.2%	55.8%

Excluding the Real Estate and Related Assets amounts disclosed above and excluding Weyerhaeuser’s investment in Real Estate and Related Assets of $1.1 billion as of December 26, 2004, $703 million as of December 28, 2003, and $620 million as of December 29, 2002, Weyerhaeuser’s debt-to-total-capital ratio was 43.6 percent, 52.0 percent and 55.8 percent as of the end of fiscal 2004, 2003 and 2002, respectively.

The company’s intent, over time, is to pay dividends to common shareholders in the range of 35 to 45 percent of common share earnings. The company paid dividends of $372 million in 2004, $355 million in 2003 and $353 million in 2002. Dividends paid in 2004 increased over amounts paid in 2003 and 2002 due to the increased number of common shares outstanding as a result of the issuance of 16,675,000 shares of common stock in May 2004. Weyerhaeuser received payments of $1 million, $157 million and $170 million in 2004, 2003 and 2002, respectively, from its Real Estate and Related Assets subsidiaries in the form of intercompany dividends and returns of capital. These intercompany payments are eliminated on a consolidated basis.

Weyerhaeuser Company and WRECO had 364-day and multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of December 26, 2004. The multi-year revolving line of credit expires in March 2007. WRECO can borrow up to $400 million under the 364-day facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of December 26, 2004, approximately $2.5 billion was available under these bank facilities for incremental borrowings.

As announced on February 18, 2005, the company reached a definitive agreement to sell its B.C. Coastal Group assets to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada for approximately $1.2 billion (Canadian), plus working capital. The transaction is not conditioned on financing, but is subject to regulatory approvals. The company expects to complete the sale in the second quarter of 2005 and use the proceeds for debt repayment.

The company is currently a defendant in the Paragon Trade Brands bankruptcy lawsuit. Findings of fact and conclusions of law on the damages phase in the Paragon Trade Brands litigation were submitted on February 9, 2004. The bankruptcy court has not yet issued an opinion on damages. The company has not recorded a reserve related to the Paragon Trade Brands lawsuit and is unable to estimate at this time the amount of damages, if any, that may be awarded in this lawsuit. This case is described in Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below. The company disagrees with the assertions in the Paragon Trade Brands lawsuit and intends to appeal any judgment of liability and damage award that may be issued by the bankruptcy court in this lawsuit. In the event of any such appeal, the company will be required to post cash or bonds in the amount of the damage award being appealed. The company believes that if judgment is entered against the company in the lawsuit and damages are awarded in the amounts claimed by the plaintiffs, the company has sufficient liquidity to enable the company to post the required appeal bonds for the Paragon Trade Brands lawsuit.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements have not had, and are not reasonably likely to have, a material effect on the company’s current or future financial condition, results of operations or cash flows. See Notes 1, 11 and 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below for disclosures of the company’s accounts receivable sales, surety bonds, letters of credit and guarantees and lot purchase option contracts with and subordinated financing provided to unconsolidated variable interest entities. See Note 18 of Notes to Financial Statements for information regarding special purpose entities the company has consolidated.

Contractual Obligations and Commercial Commitments

The following table summarizes the company’s significant contractual obligations as of December 26, 2004. See Notes 6, 12 and 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

	PAYMENTS DUE BY PERIOD

Dollar amounts in millions	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS

Long-term debt obligations:
Weyerhaeuser	$9,771	$489	$1,806	$882	$6,594
Real Estate and Related Assets	867	14	251	192	410
Interest on long-term debt obligations:(1)
Weyerhaeuser	8,750	653	1,182	1,013	5,902
Real Estate and Related Assets	278	55	81	59	83
Operating lease obligations:
Weyerhaeuser	630	126	144	85	275
Real Estate and Related Assets	61	13	17	13	18
Purchase obligations(2)	1,290	540	215	125	410
Estimated minimum pension funding requirement	41	41	—	—	—

Total	$21,688	$1,931	$3,696	$2,369	$13,692

(1)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 26, 2004 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 26, 2004 will remain in effect until maturity. As of December 26, 2004, entities that Weyerhaeuser consolidated under Interpretation 46R had $41 million of long-term debt obligations subject to interest rate swap agreements. See Note 1 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below. Interest payments related to this debt are included in the above amounts at the fixed rate obligation the consolidated entities have incurred under these interest rate swap agreements. Based on the variable interest rates in effect as of December 26, 2004, payments under these swap agreements are expected to be approximately $1 million in 2005, and are expected to decline annually through the expiration of the swap agreements, which expire from 2006 to 2009.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

Hardboard Siding Claims

The company announced in June 2000 it had entered into a proposed nationwide settlement of class action suits relating to sales of hardboard siding and, as a result, took a pretax charge of $130 million to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000. An appeal of the settlement was denied in March 2002, and the settlement is now binding on all parties.

The company reassessed the adequacy of these reserves and increased its reserves by an additional $43 million during 2001. Claims and related costs in the amount of $7 million in 2004, $11 million in 2003 and $11 million in 2002 were paid against the reserve. In the third quarter of 2004, an adjustment was made to reduce the reserve by $20 million based upon a review of the activities and trends over the last four years.

The company has negotiated settlements with its insurance carriers for recovery of certain costs related to these claims. As of the end of 2004, the company had received payments from insurance carriers in the amount of $52 million. For further discussion regarding this matter, including claims data, see Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

Other

Additional discussion of environmental matters, legal proceedings and other contingencies is included in Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below.

ACCOUNTING MATTERS

Critical Accounting Policies

The company’s significant accounting policies are described in Note 1 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below. The company’s critical accounting policies are those that may involve a higher degree of judgment, estimates and complexity. The company believes its most critical accounting policies include those related to the company’s pension and postretirement benefit plans, potential impairments of long-lived assets and goodwill, reserves for matters such as legal and environmental issues and product liability reserves, and depletion accounting. While the company bases its judgments and estimates on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts.

Pension and Postretirement Benefit Plans    The company sponsors several pension and postretirement benefit plans for its employees. Key assumptions used to determine the amounts recorded in the company’s financial statements include the discount rate, the expected return on plan assets, anticipated trends in health care costs, assumed increases in salaries, mortality rates, and other factors. These assumptions are reviewed with external advisors at the end of each fiscal year and are updated as appropriate. Actual experience that differs from the assumptions could have a significant effect on the company’s financial position, results from operations or cash flows. Other factors that affect the level of net periodic benefit income or expense recognized in a given year include actual pension fund performance, plan changes, and changes in plan participation or coverage.

The company’s expected rate of return on plan assets reflects the company’s best estimate regarding the long-term rate of return on plan assets based on the information that was available as of the measurement date, including historical returns for the last 20 years. As of December 26, 2004, the company is using an expected rate of return on pension plan assets assumption of 9.5 percent. This assumption, which will be used in the determination of the 2005 net periodic benefits costs, is the same assumption that was used for 2004 and 2003. Each 0.5 percent reduction in the expected return on plan assets would increase the 2005 pension plan expense by approximately $17 million for the company’s U.S. qualified pension plans and by approximately $4 million for the company’s Canadian registered pension plans.

The discount rate is based on rates of interest on long-term corporate bonds. As of December 26, 2004, the company reduced the discount rate from 6.25 percent to 6.00 percent for both the U.S. and Canadian plans to reflect decreases in the benchmark rates of interest. Pension and postretirement benefit expenses for 2005 will be based on the 6.00 percent assumed discount rate for U.S. and Canadian plans. Future discount rates may differ. Each 0.5 percent reduction in the assumed discount rate would increase pension expense by approximately $36 million for the company’s U.S. qualified pension plans and by approximately $6 million for the company’s Canadian registered pension plans.

The company was not required to and did not make any contributions to its U.S. plans during 2004. The company contributed approximately $40 million to its Canadian pension plans in 2004, which includes approximately $9 million of contributions made in connection with the sale of its oriented strand board facility in Slave Lake, Alberta; the terminations of the pension plans at its operations in Sturgeon Falls, Ontario and Grande Cache, Alberta; and an early retirement incentive program at its operations in Dryden, Ontario.

The company expects it will not be required to make contributions to the U.S. plans during 2005 and will contribute approximately $41 million to its Canadian plans during 2005.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.2 billion as of December 26, 2004, which represented approximately 11 percent of the company’s consolidated assets.

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

Legal, Environmental and Product Liability Reserves    Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 14 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below, the company’s legal exposures are significant and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

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

Additionally, as discussed in Note 14 of the Notes to Financial Statements in “Financial Statements and Supplementary Data” below, reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts.

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

Prospective Pronouncements

See Note 1 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below for a summary of prospective accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the company’s markets in the first quarter of 2005; expected earnings and performance of the company’s business segments during the first quarter of 2005, demand and pricing for the company’s products in the first quarter of 2005, non-strategic timberland sales in the first quarter of 2005, seasonal decline in single-family home closings in the first quarter of 2005, expected capital expenditures in 2005, effect of Canadian exchange rate, contributions to pension plans, closing of the sale of B.C. Coastal assets in the second quarter of 2005, and other matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	the effect of general economic conditions, including the level of interest rates and housing starts;

•	market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	energy prices;

•	weather conditions;

•	availability and pricing of raw materials;

•	performance of the company’s manufacturing operations;

•	the successful execution of internal performance plans;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	fires, floods and other natural disasters;

•	performance of pension plan investments;

•	disruption of transportation;

•	regulatory approvals; and

•	legal proceedings.

The company is also a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan, and by changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, the Canadian dollar, the Australian dollar and the New Zealand dollar; and restrictions on international trade or tariffs imposed on imports, including the countervailing and dumping duties imposed on the company’s softwood lumber shipments from Canada to the United States. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements are discussed in greater detail in the company’s Securities and Exchange Commission filings.

MARKET RISK OF FINANCIAL INSTRUMENTS

The fair value of the company’s fixed-rate debt is affected by changes in market rates of interest. A summary of the company’s long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of December 26, 2004, follows:

Dollar amounts in millions	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Weyerhaeuser:
Fixed-rate debt	$489	$1,029	$770	$552	$323	$6,594	$9,757	$10,955
Average interest rate	5.83%	6.13%	6.59%	5.99%	5.52%	7.17%	6.83%
Variable-rate debt	$—	$7	$—	$—	$7	$—	$14	$14
Average interest rate	n/a	5.03%	n/a	n/a	1.92%	n/a	3.60%
Real Estate and Related Assets:
Fixed-rate debt	$14	$250	$1	$139	$53	$385	$842	$890
Average interest rate	6.5%	6.9%	5.7%	6.6%	5.6%	6.2%	6.5%
Variable-rate debt	$—	$—	$—	$—	$—	$25	$25	$25
Average interest rate	n/a	n/a	n/a	n/a	n/a	1.7%	1.7%

Occasionally, the company uses derivative instruments to achieve a desired mix of fixed versus floating rate debt in its capital structure, to hedge commitments for short or long positions in commodities the company produces or purchases, to manage exposure to foreign exchange rate fluctuations, and to eliminate or create other exposures to investments or liability commitments that are less efficiently managed in the cash or physical markets. The fair value of derivative contracts may vary due to the volatility of the expected underlying forward prices or index rates associated with such contracts.

As of December 26, 2004, the company had commodity futures, swaps and collars with an annual notional value of $186 million, an aggregate notional value of $285 million and fair value of approximately $5 million. With the exception of commodity futures contracts with an aggregate notional value of $4 million, all of these commodity contracts were accounted for as cash flow hedges. A 10 percent change in the forward price levels would result in a change in the fair value of the commodity contracts of approximately $26 million. This sensitivity excludes the offsetting impact of the price changes on underlying physical product purchases or sales.

The company had an investment swap with a notional value of $160 million and a fair value of approximately $1 million at December 26, 2004. The value at risk for this derivative is approximately $6 million, calculated by applying conservative probabilities of changes in the expected return based on historical results.

As of December 26, 2004, entities that the company has consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised), have interest swap agreements with an aggregate notional value of $41 million and a fair value representing a loss of approximately $2 million. See Note 1 of Notes to Financial Statements in “Financial Statements and Supplementary Data” below for additional information related to Interpretation 46R.

As of December 26, 2004, the company had no foreign exchange contracts in place.

AUDIT COMMITTEE

As of December 26, 2004, the Audit Committee was comprised of four independent directors (as defined in the listing requirements of the New York Stock Exchange) and is responsible for appointing the independent registered public accounting firm, overseeing the audit work, and establishing procedures for receiving and processing complaints regarding accounting, internal controls or auditing matters. The Audit Committee reviewed with the company’s management and with its independent registered public accounting firm the scope and results of the company’s internal and external audit activities and the adequacy of the company’s internal control over financial reporting. The committee also reviewed current and emerging accounting and reporting requirements and practices affecting the company.

CERTIFICATIONS

The company has filed certifications under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as exhibits to this Annual Report on Form 10-K. In addition, the company has submitted to the New York Stock Exchange a certification that it is in compliance with the listing standards of the New York Stock Exchange.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 26, 2004. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 26, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ STEVEN R. ROGEL
Steven R. Rogel
Chairman, President and Chief Executive Officer

Dated: March 2, 2005

/s/ RICHARD J. TAGGART
Richard J. Taggart
Executive Vice President and Chief Financial Officer

Dated: March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Weyerhaeuser Company maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Weyerhaeuser Company maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 26, 2004, and our report dated March 2, 2005, expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in 2003. Also, as discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, in 2004.

/s/ KPMG LLP

Seattle, Washington

March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited the accompanying consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 26, 2004, and December 28, 2003, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 26, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 26, 2004, and December 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Weyerhaeuser Company’s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in 2003. Also, as discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, in 2004.

/s/ KPMG LLP

Seattle, Washington

March 2, 2005

CONSOLIDATED STATEMENT OF EARNINGS (Dollar amounts in millions except per-share figures)

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 26, 2004	2004	2003	2002
Net sales and revenues:
Weyerhaeuser	$20,170	$17,844	$16,771
Real Estate and Related Assets	2,495	2,029	1,750

Total net sales and revenues	22,665	19,873	18,521

Costs and expenses:
Weyerhaeuser:
Costs of products sold	15,249	14,078	13,211
Depreciation, depletion and amortization	1,308	1,307	1,214
Selling expenses	488	457	450
General and administrative expenses	955	950	847
Research and development expenses	55	51	52
Taxes other than payroll and income taxes	194	185	178
Charges for integration and restructuring (Note 16)	39	103	72
Charges for closure of facilities (Note 17)	14	127	95
Other operating costs, net (Note 15)	(258)	(244)	(139)

	18,044	17,014	15,980

Real Estate and Related Assets:
Costs and operating expenses	1,763	1,516	1,326
Depreciation and amortization	14	11	11
Selling expenses	125	107	90
General and administrative expenses	81	63	48
Taxes other than payroll and income taxes	2	3	4
Other operating costs, net	(17)	(9)	(1)

	1,968	1,691	1,478

Total costs and expenses	20,012	18,705	17,458

Operating income	2,653	1,168	1,063
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(838)	(815)	(821)
Less interest capitalized	9	19	50
Interest income and other	24	17	28
Equity in income (loss) of affiliates (Note 3)	14	(6)	(13)
Real Estate and Related Assets:
Interest expense incurred	(57)	(53)	(53)
Less interest capitalized	57	53	53
Interest income and other	31	33	33
Equity in income of unconsolidated entities (Note 3)	52	20	31

Earnings before income taxes and cumulative effect of a change in accounting principle	1,945	436	371
Income taxes (Note 5)	(662)	(148)	(130)

Earnings before cumulative effect of a change in accounting principle	1,283	288	241
Cumulative effect of a change in accounting principle, net (Note 1)	—	(11)	—

Net earnings	$1,283	$277	$241

Basic net earnings per share (Note 2):
Before cumulative effect of a change in accounting principle	$5.45	$1.30	$1.09
Cumulative effect of a change in accounting principle, net	—	(0.05)	—

Net earnings	$5.45	$1.25	$1.09

Diluted net earnings per share (Note 2):
Before cumulative effect of a change in accounting principle	$5.43	$1.30	$1.09
Cumulative effect of a change in accounting principle, net	—	(0.05)	—

Net earnings	$5.43	$1.25	$1.09

Dividends paid per share	$1.60	$1.60	$1.60

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET (Dollar amounts in millions except per-share figures)

ASSETS	DECEMBER 26, 2004	DECEMBER 28, 2003

Weyerhaeuser
Current assets:
Cash and cash equivalents	$1,044	$171
Receivables, less allowances of $17 and $16	1,604	1,484
Inventories (Note 7)	2,045	1,911
Prepaid expenses (Note 5)	600	455

Total current assets	5,293	4,021
Property and equipment, net (Note 8)	11,843	12,243
Construction in progress	269	403
Timber and timberlands at cost, less depletion charged to disposals	4,212	4,287
Investments in and advances to equity affiliates (Note 3)	489	546
Goodwill (Note 4)	3,244	3,237
Deferred pension and other assets (Note 6)	1,223	1,311
Restricted assets held by special purpose entities (Note 18)	909	547

	27,482	26,595

Real Estate and Related Assets
Cash and cash equivalents	153	31
Receivables, less discounts and allowances of $4 and $6	43	64
Real estate in process of development and for sale (Note 9)	861	723
Land being processed for development	1,028	922
Investments in unconsolidated entities, less reserves of $3 and $3 (Note 3)	59	38
Other assets	283	226
Consolidated assets not owned (Note 1)	45	—

	2,472	2,004

Total assets	$29,954	$28,599

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET (continued)

LIABILITIES AND SHAREHOLDERS’ INTEREST	DECEMBER 26, 2004	DECEMBER 28, 2003

Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 11)	$3	$4
Current maturities of long-term debt (Notes 12 and 13)	489	90
Accounts payable	1,197	1,041
Accrued liabilities (Note 10)	1,460	1,390

Total current liabilities	3,149	2,525
Long-term debt (Notes 12 and 13)	9,277	11,503
Deferred income taxes (Note 5)	4,533	4,294
Deferred pension, other postretirement benefits and other liabilities (Note 6)	1,510	1,377
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 18)	815	490
Commitments and contingencies (Note 14)

	19,284	20,189

Real Estate and Related Assets
Notes payable (Note 11)	2	1
Long-term debt (Notes 12 and 13)	867	893
Other liabilities	501	407
Consolidated liabilities not owned (Note 1)	45	_
Commitments and contingencies (Note 14)

	1,415	1,301

Total liabilities	20,699	21,490

Shareholders’ interest (Note 19):
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding:
240,360,619 and 220,200,564 shares	300	275
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates:
2,111,255 and 2,292,825 shares	144	156
Other capital	4,075	2,940
Retained earnings	4,573	3,662
Cumulative other comprehensive income	163	76

Total shareholders’ interest	9,255	7,109

Total liabilities and shareholders’ interest	$29,954	$28,599

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollar amounts in millions)

	CONSOLIDATED

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 26, 2004	2004	2003	2002

Cash flows from operations:
Net earnings	$1,283	$277	$241
Noncash charges (credits) to income:
Depreciation, depletion and amortization	1,322	1,318	1,225
Deferred income taxes (Note 5)	136	18	57
Pension and other postretirement benefits expense (income) (Note 6)	185	140	(28)
Equity in (income) loss of affiliates and unconsolidated entities (Note 3)	(66)	(14)	(18)
Countervailing duties and anti-dumping penalties (Note 14)	—	—	(47)
Charges for litigation (Notes 14 and 15)	65	109	—
Credit for reversal of hardboard siding reserves (Note 14)	(20)	—	—
Credit for Cemwood settlement (Note 15)	—	(25)	—
Charges for impairment of long-lived assets (Notes 15 and 17)	34	103	64
Donation of technology	23	—	—
Loss on early extinguishment of debt	—	—	35
Gain on significant sales of nonstrategic timberlands (Note 18)	(271)	(205)	(117)
(Gain) loss on disposition of assets (Note 15)	(61)	(5)	7
Foreign exchange gains (Note 15)	(27)	(108)	(33)
Cumulative effect of a change in an accounting principle (Note 1)	—	17	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(150)	(9)	31
Inventories, real estate and land	(269)	199	17
Prepaid expenses	(62)	7	18
Mortgage-related financial instruments	—	1	29
Accounts payable and accrued liabilities	210	121	(115)
Other	(132)	(138)	117

Net cash from operations	2,200	1,806	1,483

Cash flows from investing activities:
Property and equipment	(492)	(608)	(930)
Timberlands reforestation	(30)	(34)	(36)
Acquisition of timberlands	(100)	(129)	(89)
Acquisition of businesses and facilities, net of cash acquired (Note 21)	(17)	(8)	(6,119)
Net distributions from (investments in) equity affiliates	9	(10)	33
Investment in restricted assets held by special purpose entities (Note 18)	(362)	(437)	(110)
Proceeds from sale of:
Property, equipment and other assets	159	119	75
Significant nonstrategic timberlands (Note 18)	384	437	174
Mortgage-related financial instruments	—	1	35
Intercompany advances	—	—	—
Other	48	(42)	(8)

Net cash from investing activities	(401)	(711)	(6,975)

Cash flows from financing activities:
Issuances of debt	—	194	14,432
Notes, commercial paper borrowings and revolving credit facility, net	25	(372)	(496)
Cash dividends	(372)	(355)	(353)
Intercompany return of capital and cash dividends	—	—	—
Payments on debt	(1,892)	(898)	(8,322)
Proceeds from stock issuance, net (Note 19)	954	—	—
Exercise of stock options	180	60	67
Proceeds from liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 18)	302	358	91
Other	(1)	(2)	(9)

Net cash from financing activities	(804)	(1,015)	5,410

Net change in cash and cash equivalents	995	80	(82)
Cash and cash equivalents at beginning of year	202	122	204

Cash and cash equivalents at end of year	$1,197	$202	$122

Cash paid (received) during the year for:
Interest, net of amount capitalized	$858	$789	$601

Income taxes	$521	$(21)	$46

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

WEYERHAEUSER			REAL ESTATE AND RELATED ASSETS

2004	2003	2002	2004	2003	2002

$907	$32	$30	$376	$245	$211

1,308	1,307	1,214	14	11	11
151	41	56	(15)	(23)	1

181	137	(28)	4	3	—

(14)	6	13	(52)	(20)	(31)
—	—	(47)	—	—	—
65	109	—	—	—	—
(20)	—	—	—	—	—
—	(25)	—	—	—	—
34	102	63	—	1	1
23	—	—	—	—	—
—	—	35	—	—	—
(271)	(205)	(117)	—	—	—
(61)	3	8	—	(8)	(1)
(27)	(108)	(33)	—	—	—

—	17	—	—	—	—

(170)	(16)	30	20	7	1
(100)	133	14	(169)	66	3
(56)	10	32	(6)	(3)	(14)
—	—	—	—	1	29
130	170	(177)	80	(49)	62
(45)	(82)	156	(87)	(56)	(39)

2,035	1,631	1,249	165	175	234

(474)	(592)	(924)	(18)	(16)	(6)
(30)	(34)	(36)	—	—	—
(100)	(129)	(89)	—	—	—
(17)	(8)	(6,119)	—	—	—
(3)	5	(17)	12	(15)	50

(362)	(437)	(110)	—	—	—

159	78	75	—	41	—
384	437	174	—	—	—
—	—	—	—	1	35
21	7	51	(21)	(7)	(51)
48	(40)	(6)	—	(2)	(2)

(374)	(713)	(7,001)	(27)	2	26

—	44	14,142	—	150	290
16	(300)	(219)	9	(72)	(277)
(372)	(355)	(353)	—	—	—
1	157	170	(1)	(157)	(170)
(1,868)	(824)	(8,224)	(24)	(74)	(98)
954	—	—	—	—	—
180	60	67	—	—	—

302	358	91	—	—	—
(1)	(2)	(9)	—	—	—

(788)	(862)	5,665	(16)	(153)	(255)

873	56	(87)	122	24	5
171	115	202	31	7	2

$1,044	$171	$115	$153	$31	$7

$858	$789	$600	$—	$—	$1

$265	$(265)	$(39)	$256	$244	$85

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INTEREST AND COMPREHENSIVE INCOME (Dollar amounts in millions)

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 26, 2004	2004	2003	2002
Common shares:
Balance at beginning of year	$275	$274	$271
Issued for exercise of stock options	4	1	2
New shares issued	21	—	—
Issued in retraction of exchangeable shares	—	—	1

Balance at end of year	$300	$275	$274

Exchangeable shares:
Balance at beginning of year	$156	$156	$224
Retraction	(12)	—	(68)

Balance at end of year	$144	$156	$156

Other capital — common and exchangeable:
Balance at beginning of year	$2,940	$2,875	$2,693
Issued for exercise of stock options	176	59	65
New shares issued	933	—	—
Issued in retraction of exchangeable shares	12	1	67
Other transactions, net	14	5	50

Balance at end of year	$4,075	$2,940	$2,875

Retained earnings:
Balance at beginning of year	$3,662	$3,740	$3,852
Net earnings	1,283	277	241
Cash dividends on common shares	(372)	(355)	(353)

Balance at end of year	$4,573	$3,662	$3,740

Cumulative other comprehensive income (loss):
Balance at beginning of year	$76	$(422)	$(345)
Annual changes — net of tax:
Foreign currency translation adjustments	74	434	36
Additional minimum pension liability adjustments	13	60	(111)
Cash flow hedge fair value adjustments	(1)	2	(2)
Unrealized gain on available-for-sale securities	1	2	—

Balance at end of year	$163	$76	$(422)

Total shareholders’ interest:
Balance at end of year	$9,255	$7,109	$6,623

Comprehensive income:
Net earnings	$1,283	$277	$241
Other comprehensive income:
Foreign currency translation adjustments	74	434	36
Additional minimum pension liability adjustments, net of tax expense (benefit) of $7 in 2004, $32 in 2003, and ($59) in 2002	13	60	(111)
Cash flow hedges:
Net derivative gains (losses), net of tax expense (benefit) of $1 in 2004, ($1) in 2003 and ($2) in 2002	2	(1)	(2)
Reclassification of (gains) losses, net of tax (expense) benefit of ($1) in 2004 and $3 in 2003	(3)	3	—
Unrealized gain on available-for-sale securities	1	2	—

Total comprehensive income	$1,370	$775	$164

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 26, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation    The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries, and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. As discussed in Note 21: Acquisitions, the accounts of Willamette Industries, Inc. (Willamette), are included beginning February 11, 2002. Intercompany transactions and accounts are eliminated. Investments in and advances to unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Certain of the consolidated financial statements and notes to financial statements are presented in two groupings: (1)Weyerhaeuser, principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real Estate and Related Assets, principally engaged in real estate development and construction and other real estate related activities. The term “company” refers to Weyerhaeuser Company, all of its majority-owned domestic and foreign subsidiaries and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. The term “Weyerhaeuser” refers to the forest products-based operations and excludes the Real Estate and Related Assets operations.

Nature of Operations    The company’s business segments are:

•	Timberlands, which manages 6.4 million acres of company-owned and .8 million acres of leased commercial forestlands in North America (4.2 million acres in the southern United States and 3.0 million acres in the Pacific Northwest and Canada).

•	Wood Products, which produces a full line of wood products that are sold primarily through Weyerhaeuser’s own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

•	Pulp and Paper, which manufactures and sells pulp, coated and uncoated paper, and liquid packaging board in North American, Pacific Rim and European markets.

•	Containerboard, Packaging and Recycling, which manufactures and sells containerboard in North American, Pacific Rim and European markets and packaging products for domestic and Mexican markets, and which operates an extensive wastepaper recycling system that serves Weyerhaeuser mills and worldwide markets.

•	Real Estate and Related Assets, which is primarily engaged in developing single-family housing and residential lots for sale, including master planned communities, mainly in selected metropolitan areas in southern California, Nevada, Washington, Texas, Maryland and Virginia.

•	Corporate and Other, which includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary), distribution and converting facilities located outside North America, and general corporate support activities.

Weyerhaeuser also has renewable long-term licenses on 30.4 million acres of forestland located in five provinces throughout Canada that are managed by Weyerhaeuser’s Canadian operations. Revenues and expenses associated with these licenses are included in the results of operations of the manufacturing operations they support. The terms of the licenses are described under “Timber and Timberlands” below.

Fiscal Year End    The company’s fiscal year ends on the last Sunday of the calendar year. Each of the company’s fiscal years in 2004, 2003 and 2002 had 52 weeks.

Accounting Pronouncements Implemented    The company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (Interpretation 46R), as of March 28, 2004. Interpretation 46R addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The company did consolidate certain entities as a result of adopting Interpretation 46R, but the adoption did not have a material effect on the company’s financial position or results of operations. See Note 18: Significant Sales of Nonstrategic Timberlands for information about the special purpose entities that the company is consolidating under Interpretation 46R.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under Interpretation 46R. The company’s real estate subsidiaries consolidated three entities created after December 30, 2003, with estimated assets and liabilities of $45 million as of December 26, 2004. The company’s real estate development subsidiaries entered into 26 lot option purchase agreements prior to December 31, 2003, and have deposits of approximately $51 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $232 million. In addition, the company’s real estate development subsidiaries have entered into 15 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $10 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $190 million. One of the company’s real estate subsidiaries has approximately $9 million in subordinated loans at risk at December 26, 2004, in 27 variable interest entities.

The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143), as of the beginning of 2003. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of adopting the accounting principle, after a tax benefit of $6 million, was a charge of $11 million, or 5 cents per share, basic and diluted. The effect on results reported for the year ended December 29, 2002, would not have been material had the provisions of Statement 143 been in place during that year.

The adoption of the following recent accounting pronouncements did not have a material effect on the company’s results of operations or financial condition:

•	FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

•	FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

Prospective Accounting Pronouncements    The FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), in December 2004. Statement 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires the fair value of employee awards issued, modified, repurchased or cancelled after June 27, 2005, (the beginning of the company’s third quarter) under share-based payment arrangements to be measured as of the grant dates. The resulting cost will then be recognized in the statement of earnings over the service period. The company is not able to estimate at this time the effect that Statement 123R will have on its financial position, results of operations or cash flows when Statement 123R is adopted.

The FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs–An Amendment of ARB No. 43, Chapter 4 in November 2004. Statement 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the company in the first quarter of fiscal 2006. The company is currently evaluating the effect that the adoption of Statement 151 will have on its financial position and results of operation, but does not expect it to be material.

The FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets–An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions in December 2004. Statement 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the company in the first quarter of fiscal 2006. The company is currently evaluating the effect that the adoption of Statement 153 will have on its financial position and results of operation, but does not expect it to be material.

Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments    The company has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flows. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

Derivatives    The company uses well-defined financial contracts in the normal course of its operations as a means to manage its foreign exchange, interest rate and commodity price risks. The company also uses other contracts that either do not provide for net settlement or are fixed-price contracts for future purchases and sales of various commodities that meet the definition of “normal purchases or normal sales” and, therefore, are not considered derivative instruments for accounting purposes. The company’s current accounting treatment for the limited number of contracts considered derivative instruments follows.

For derivatives accounted for as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in the fair value of all other derivative instruments not accounted for as hedges are also recognized in earnings in the period in which the changes occur.

Commodity contracts, the objective of which is to hedge the variability of future cash flows associated with certain commodity transactions, are being accounted for as cash flow hedges. Gains or losses related to the cash flow hedges that have been recorded in other comprehensive income are reclassified into earnings at the contracts’ respective settlement dates.

Entities that operate mills on a contract basis for the company and that the company has consolidated under Interpretation 46R have variable-to-fixed interest rate swap agreements entered into with a bank in which the entities pay fixed rates and receive floating rates with the interest payments calculated on a notional amount. The interest rate swap agreements are being accounted for as cash flow hedges by the consolidated entities and changes in the fair value of the swaps are recorded in minority interest.

In addition, the company has the following contracts that are not being accounted for as hedges:

•

Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating return based on an investment fund index, with payments calculated on a notional amount. The swap is an overlay to investments and provides diversification benefits. The swap is settled quarterly and marked to market at each reporting date. All unrealized gains and losses are recognized in earnings currently.

•	Lumber and other commodity futures designed to manage the consolidated exposure to changes in inventory values due to fluctuations in market prices for selected business units. The company’s commodity futures positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently. These contract positions have not had a material effect on the company’s financial position, results of operations or cash flows. These futures contracts settle daily, and as a result, the company’s net open position as of December 26, 2004, was immaterial.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The annual notional amounts of the company’s derivative financial instruments were $387 million and $322 million at December 26, 2004, and December 28, 2003, respectively. The aggregate notional amounts of these derivative financial instruments were $486 million and $425 million at December 26, 2004, and December 28, 2003, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. The company’s use of the derivative instruments discussed above resulted in gains of $12 million in 2004, $8 million in 2003 and $11 million in 2002.

Cash and Cash Equivalents    Short-term investments with original maturities of 90 days or less are considered cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories    Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost more than half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $670 million and $669 million at December 26, 2004, and December 28, 2003, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $203 million and $194 million greater at December 26, 2004, and December 28, 2003, respectively.

Property and Equipment    The company’s property accounts are maintained on an individual asset basis. Improvements to and replacements of major units are capitalized. Maintenance, repairs and minor replacements are expensed. Depreciation is provided on the straight-line method at rates based on estimated service lives. Amortization of logging railroads and truck roads is provided generally as timber is harvested and is based upon rates determined with reference to the volume of timber estimated to be removed over such facilities.

The cost and accumulated depreciation of property sold or retired is removed from the accounts and the gain or loss is included in earnings.

Timber and Timberlands    Timber and timberlands are carried at cost less depletion charged to disposals. Depletion is the cost of standing timber and is charged to fee timber disposals as fee timber is harvested, lost as a result of casualty, or sold. Generally, all initial site preparation and planting costs are capitalized as reforestation. Reforestation is transferred to a merchantable (harvestable) timber classification after 15 years in the South and 30 years in the West. Generally, costs incurred after the first planting, such as fertilization, vegetation and insect control, pruning and precommercial thinning, property taxes and interest, are considered to be maintenance of the forest and are expensed as incurred. Accounting practices for these costs do not change when timber becomes merchantable and harvesting commences.

Depletion rates used to relieve timber inventory are determined with reference to the net carrying value of timber and the related volume of timber estimated to be available over the growth cycle. The growth cycle volume considers regulatory and environmental constraints affecting operable acres, management strategies to be applied, inventory data improvements, growth rate revisions and recalibrations, and the exclusion of known dispositions and inoperable acreage. The cost of timber harvested is included in the carrying values of raw material and product inventories and in the cost of products sold as these inventories are sold to third parties.

Weyerhaeuser’s Canadian operations also hold forest management licenses in various Canadian provinces. The provincial governments grant these licenses for initial periods of 15–25 years, and the licenses are renewable every five years, provided the company meets normal reforestation, operating and management guidelines. Calculation of fees payable on harvested volumes varies from province to province, but is tied to product market pricing and the allocation of land management responsibilities agreed to in the license.

Goodwill    Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination. Goodwill is assessed for impairment at least annually using a fair-value-based approach.

Accounts Receivable    The company periodically sells Canadian trade accounts receivable with limited recourse to an independently capitalized trust that, in turn, sells an undivided interest in the pool of receivables to a major international financial institution. The facility provides a competitive source of funding and is limited to $200 million (Canadian) at any one point in time, of which a maximum of $60 million can be denominated in U.S. dollars. The U.S. dollar equivalent of the sold receivables portfolio was $86 million as of December 26, 2004, and $87 million as of December 28, 2003. The program was terminated effective January 27, 2005.

Accounts Payable    The company’s banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $227 million and $200 million at December 26, 2004, and December 28, 2003, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

Income Taxes    Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Pension Plans    The company has pension plans covering most of its employees. Both the U.S. and Canadian plans covering salaried employees provide pension benefits based on the employee’s highest monthly earnings for five consecutive years during the final 10 years before retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The benefit levels for these plans are typically set through collective bargaining agreements with the unions representing the employees participating in the plans. Contributions to U.S. plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to Canadian plans are based on funding standards established by the applicable Provincial Pension Benefits Act and by the Income Tax Act.

Postretirement Benefits Other Than Pensions    In addition to providing pension benefits, the company provides certain health care and life insurance benefits for some retired employees and accrues the expected future cost of these benefits for its current eligible retirees and some employees over the period during which those employees provide services to the company. All of the company’s salaried employees and some hourly employees may become eligible for these benefits when they retire.

Revenue Recognition    Weyerhaeuser operations generally recognize revenue from product sales upon shipment to their customers, except for export sales where revenue is recognized when title transfers at the foreign port.

The company’s Real Estate and Related Assets operations are primarily engaged in the development, construction and sale of residential homes. Real estate revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

Shipping and Handling Costs    The company classifies shipping and handling costs in costs of products sold in the consolidated statement of earnings.

Impairment of Long-lived Assets    The company accounts for long-lived assets in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires management to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell.

Stock-Based Employee Compensation    The company’s stock-based compensation plans are described in Note 20: Stock-Based Compensation Plans. The company continues to apply the intrinsic-value method for stock-based compensation to employees prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

As described in “Prospective Accounting Pronouncements,” APB Opinion No. 25 will be superceded by Statement 123R effective as of June 27, 2005. Employee awards issued, modified, repurchased or cancelled after implementation of Statement 123R under share-based payment arrangements will be measured at fair value as of the grant dates and the resulting cost will be recognized in the statement of earnings over the service period.

The following table illustrates the effect on net earnings and net earnings per share as if the company had applied the fair-value-recognition provisions of Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The company has consistently defined the past year as the service period for purposes of applying the fair value recognition provisions of Statement 123. As a result, stock-based employee compensation expense is reflected as of the option grant dates in the following table.

Dollar amounts in millions except per-share figures	2004	2003	2002
Net earnings, as reported	$1,283	$277	$241
Less incremental stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(33)	(25)	(31)

Pro forma net earnings	$1,250	$252	$210

Net earnings per share:
Basic — as reported	$5.45	$1.25	$1.09
Basic — pro forma	$5.31	$1.14	$.95
Diluted — as reported	$5.43	$1.25	$1.09
Diluted — pro forma	$5.28	$1.13	$.95

Foreign Currency Translation    Local currencies are considered the functional currencies for most of the company’s operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

Real Estate and Related Assets    Real estate held for sale is stated at the lower of cost or fair value, less costs to sell. The determination of fair value is based on appraisals and market pricing of comparable assets, when available, or the discounted value of estimated future cash flows from these assets. Real estate held for development is stated at cost to the extent it does not exceed the estimated undiscounted future net cash flows, in which case it is carried at fair value.

Reclassifications    Certain reclassifications have been made to conform prior years’ data to the current format. See Note 18: Significant Sales of Nonstrategic Timberlands regarding a change to consolidate special purpose entities as a result of Interpretation 46R.

NOTE 2. NET EARNINGS PER SHARE

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings per share is based on the weighted average number of common and exchangeable shares and stock options outstanding at the beginning of or granted during the respective periods, calculated using the treasury stock method.

Options to purchase 153,900 shares in 2004, 4,377,743 shares in 2003 and 4,514,884 shares in 2002 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market prices of common shares during those periods.

The dilutive effect of outstanding stock options on net earnings per share is presented in the following table:

Dollar amounts in millions, except per-share figures	NET EARNINGS	WEIGHTED AVERAGE SHARES (000)	NET EARNINGS PER SHARE

2004:
Basic	$1,283	235,453	$5.45
Effect of dilutive stock options	—	1,093

Diluted	$1,283	236,546	$5.43

2003:
Basic	$277	221,595	$1.25
Effect of dilutive stock options	—	405

Diluted	$277	222,000	$1.25

2002:
Basic	$241	220,927	$1.09
Effect of dilutive stock options	—	529

Diluted	$241	221,456	$1.09

NOTE 3. EQUITY AFFILIATES

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

WEYERHAEUSER

Weyerhaeuser’s significant equity affiliates as of December 26, 2004, are:

•	Liaison Technologies, LLC (formerly known as ForestExpress, LLC) — A 39 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries.

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing investment management services to institutional and individual investors.

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in pine forests in Uruguay and Australia.

•	Southern Cone Timber Investors Limited— A 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is on plantation forests in Uruguay.

Unconsolidated financial information for affiliated companies, which are accounted for by the equity method, follows. Unconsolidated net sales and revenues, operating income (loss) and net income (loss) include the results of Wilton Conner LLC for the periods prior to January 2003 and the results of SCA Weyerhaeuser Packaging Holding Company Asia Ltd. (SCA) for the periods prior to June 2004. Wilton Conner LLC became a wholly-owned subsidiary of Weyerhaeuser in January 2003 and the company sold its interest in SCA in June 2004.

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003
Current assets	$173	$179
Noncurrent assets	1,124	1,174
Current liabilities	146	148
Noncurrent liabilities	314	336

Dollar amounts in millions	2004	2003	2002
Net sales and revenues	$636	$600	$600
Operating income (loss)	26	7	(29)
Net income (loss)	12	5	(34)

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

REAL ESTATE AND RELATED ASSETS

Unconsolidated financial information for unconsolidated entities that are accounted for by the equity method is as follows:

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003
Current assets	$47	$14
Noncurrent assets	868	208
Current liabilities	35	21
Noncurrent liabilities	570	130

Dollar amounts in millions	2004	2003	2002
Net sales and revenues	$88	$87	$58
Operating income	64	47	37
Net income	67	34	13

NOTE 4. GOODWILL

The following table provides a reconciliation of changes in the carrying amount of goodwill during 2004:

Dollar amounts in millions	TIMBERLANDS	WOOD PRODUCTS	PULP AND PAPER	CONTAINERBOARD, PACKAGING AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 28, 2003	$240	$841	$859	$1,280	$17	$3,237
Reductions due to facility sales	—	(8)	—	—	—	(8)
Effect of foreign currency translation and other adjustments	9	—	4	5	(3)	15

Balance as of December 26, 2004	$249	$833	$863	$1,285	$14	$3,244

NOTE 5. INCOME TAXES

Earnings before income taxes and the cumulative effect of a change in accounting principle are comprised of the following:

Dollar amounts in millions	2004	2003	2002
Domestic earnings	$1,642	$514	$379
Foreign earnings (loss)	303	(78)	(8)

	$1,945	$436	$371

Provisions for income taxes include the following:

Dollar amounts in millions	2004	2003	2002
Federal:
Current	$441	$71	$23
Deferred	40	58	71

	481	129	94

State:
Current	55	29	27
Deferred	10	(7)	6

	65	22	33

Foreign:
Current	30	25	23
Deferred	86	(28)	(20)

	116	(3)	3

	$662	$148	$130

A reconciliation between the federal statutory tax rate and the company’s effective tax rate is as follows:

	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	3.4	6.8
Foreign income tax	—	4.2	0.4
Tax credits	(1.9)	(5.8)	(4.7)
Export sales incentive	(0.7)	(1.7)	(2.0)
All other, net	(0.6)	(1.1)	(0.5)

Effective income tax rate	34.0%	34.0%	35.0%

The net deferred income tax assets (liabilities) include the following components:

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003
Current (included in prepaid expenses)	$353	$272
Noncurrent	(4,533)	(4,294)
Real Estate and Related Assets (included in other liabilities)	22	10

Total	$(4,158)	$(4,012)

The deferred tax assets (liabilities) are comprised of the following:

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003
Postretirement benefits	$166	$206
Net operating loss carryforwards	156	206
Other	733	692

Gross deferred tax assets	1,055	1,104
Valuation allowance	(118)	(105)

Net deferred tax assets	937	999

Depreciation	(2,844)	(3,058)
Depletion	(1,384)	(1,369)
Pension	(235)	(278)
Other	(632)	(306)

Deferred tax liabilities	(5,095)	(5,011)

	$(4,158)	$(4,012)

As of December 26, 2004, the company and its subsidiaries have foreign net operating loss carryforwards of $494 million, which expire from 2007 through 2010; and $53 million of Canadian investment tax credits, which expire from 2004 through 2014. In addition, the company has $11 million of alternative minimum tax credit carryforwards which do not expire.

The company intends to reinvest undistributed earnings of certain foreign subsidiaries; therefore, no U.S. taxes have been provided. These earnings totaled approximately $1.7 billion at the end of 2004. Determination of the income tax liability that would result from repatriation is not practicable.

On October 22, 2004, the American Jobs Creation Act (AJCA) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The company may elect to apply this provision to qualifying earnings repatriations in 2005. The company has begun an evaluation of the effects of the repatriation provision; however, the company does not expect to be able to complete this evaluation until after the U.S. Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The company expects to complete its evaluation of the effects of the repatriation provision by the end of 2005. The range of possible amounts that the company is considering for repatriation under this provision is between zero and $1.1 billion. The related potential range of income tax is between zero and $83 million.

As of December 26, 2004, $32 million of the valuation allowance would be allocated to reduce goodwill if the tax benefits are subsequently recognized. The $13 million increase in the valuation allowance from December 28, 2003, to December 26, 2004, is due to an increase in foreign losses and credits, partially offset by expired tax credits.

NOTE 6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The company sponsors several retirement programs for its employees. In the United States, this includes pension plans that are qualified under the Internal Revenue Code (qualified) as well as a plan that provides benefits in addition to those provided under the qualified plans for a select group of employees, which is not qualified under the Internal Revenue Code (nonqualified). In Canada, plans are registered under the Income Tax Act and under their respective provincial pension acts (registered), or plans may provide additional benefits to a select group of employees, and not be registered under the Income Tax Act or provincial pension acts (nonregistered). Retiree medical and life plans are offered in both countries. These plans are typically not prefunded. The company uses a December 31 measurement date for its plans.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended December 26, 2004:

	PENSION		OTHER POSTRETIREMENT BENEFITS
Dollar amounts in millions	2004	2003	2004	2003
Reconciliation of benefit obligation:
Benefit obligation as of prior year-end	$4,285	$3,871	$787	$753
Service cost	128	115	24	26
Interest cost	270	252	52	51
Plan participants’ contributions	2	2	11	6
Actuarial loss	314	209	96	138
Foreign currency exchange rate changes	51	147	10	30
Benefits paid	(333)	(324)	(64)	(58)
Plan amendments	20	22	1	(159)
Divestitures	(1)	—	—	—
Curtailments	4	—	—	—
Settlements	(37)	(12)	—	—
Special termination benefits	2	3	—	—

Benefit obligation at end of year	$4,705	$4,285	$917	$787

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year (actual)	$4,388	$3,455	$4	$8
Actual return on plan assets	631	1,029	—	—
Foreign currency exchange rate changes	46	123	—	—
Employer contributions	57	36	52	48
Plan participants’ contributions	2	2	11	6
Benefits paid	(333)	(324)	(64)	(58)
Divestitures	(1)	—	—	—
Settlements	(37)	(12)	—	—

Fair value of plan assets at end of year (estimated)	$4,753	$4,309	$3	$4

The company funds its qualified and registered pension plans and a portion of its nonregistered plans. The company accrues for nonqualified pension benefits and health and life postretirement benefits. The company expects to contribute approximately $41 million to its Canadian pension plans in 2005.

The company estimates the projected benefit payments under its U.S. and Canadian pension and other postretirement benefit plans over the next ten years will be as follows:

Dollar amounts in millions	PENSION	OTHER POSTRETIREMENT BENEFITS

2005	$244	$54
2006	257	53
2007	269	54
2008	290	56
2009	308	58
2010-2014	1,813	326

The funded status of these plans at December 26, 2004, and December 28, 2003, is as follows:

	PENSION		OTHER POSTRETIREMENT BENEFITS
Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003	DECEMBER 26, 2004	DECEMBER 28, 2003

Funded status	$48	$24	$(914)	(783)
Unrecognized prior service cost	274	288	(101)	(114)
Unrecognized net loss	458	504	421	347

Prepaid (accrued) benefit cost	$780	$816	$(594)	(550)

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$836	$864
Accrued liability	(201)	(219)
Intangible asset	17	23
Cumulative other comprehensive loss	128	148

Net amount recognized	$780	$816

The accumulated benefit obligation for all of the company’s defined benefit pension plans was $4.4 billion and $3.9 billion at December 26, 2004, and December 28, 2003, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $887 million, $818 million and $617 million, respectively, as of December 26, 2004, and $862 million, $776 million and $562 million, respectively, as of December 28, 2003.

The following plans have assets held in separate trusts: the U.S. qualified plans, the Canadian registered plans, the Canadian nonregistered plans, and the U.S. retiree life insurance plan for salaried employees. The U.S. qualified plans and Canadian registered plans are combined for disclosure purposes along with the U.S. nonqualified plans and the Canadian nonregistered plans. However, the asset information for the Canadian nonregistered plans is shown separately since it currently has a different investment strategy.

ALLOCATION OF ASSETS BY CATEGORY

QUALIFIED AND REGISTERED PENSION PLANS	DECEMBER 26, 2004	DECEMBER 28, 2003
Private equity and related funds	24.7%	29.2%
Real estate and related funds	9.5	13.0
Common stock and S&P 500 total return index exposure	3.4	5.1
Bonds, Lehman government/credit and T-bills	0.3	0.3
Short-term investments, cash and cash equivalents	23.1	21.2
Hedge funds	39.1	31.2
Net receivables	0.4	0.5
Accrued liabilities	(0.5)	(0.5)

Total	100.0%	100.0%

NONREGISTERED PLANS	DECEMBER 26, 2004	DECEMBER 28, 2003
Equities	47.5%	37.7%
Cash and cash equivalents	52.5	62.3

Total	100.0%	100.0%

RETIREE LIFE INSURANCE	DECEMBER 26, 2004	DECEMBER 28, 2003
Bonds	82.9%	84.4%
Commercial mortgages	9.5	9.0
Hedge funds	2.7	2.8
Short-term investments, cash and cash equivalents	3.8	2.7
Real estate	0.6	0.7
Equities	0.3	0.2
Other	0.2	0.2

	100.0%	100.0%

DESCRIPTION OF INVESTMENT POLICIES AND STRATEGIES

Qualified and Registered Plans    The strategy of the U.S. pension trust is to invest directly and via total return partnership swaps in a diversified mix of nontraditional strategies, including hedge funds, private equity, opportunistic real estate and other externally managed alternative investment funds. Various financial instruments, such as S&P 500 swaps and fixed income futures, are used to supplement the market exposures embedded in such investments. The additional financial instruments constitute indirect investments held by the U.S. pension trust that serve to increase the return and risk profile of the investment portfolio. The Canadian pension trust has a similar investment strategy. However, it concentrates direct investments into cash and cash equivalents while gaining return exposures through financial instruments, such as total return and index swaps.

Nonregistered Plans    The Canadian nonregistered plans are funded using Retirement Compensation Arrangements (RCAs). Under Canadian tax rules, 50 percent of any contribution to an RCA goes to a non-interest-bearing refundable tax account held by the government. This means that on average over time, it is expected that approximately 50 percent of the plans’ assets are not invested. The invested portion of the plans’ assets consists of a portfolio of equities.

Beginning in 2005, the company intends to mirror the investment strategy used for the qualified and registered plans for the RCAs.

Retiree Life Insurance    The plan is funded by a Premium Deposit Fund (PDF) held by the insurance carrier. The fund is used to pay premiums for current retirees covered under the U.S. retiree life insurance plan for salaried employees. The company’s intent is to pay these premiums from the fund and to make no future contributions to the fund. It is expected that the fund will be fully drawn down in the next fiscal year or shortly thereafter.

The assumptions used in the measurement of the company’s benefit obligations are as follows:

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 26, 2004	DECEMBER 28, 2003	DECEMBER 26, 2004	DECEMBER 28, 2003
Discount rate:
United States	6.00%	6.25%	6.00%	6.25%
Canada	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase:
Salaried (United States and Canada)	3.50%	3.50%	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.50%	3.50%	N/A	N/A

The components of net periodic benefit costs (income) are:

	PENSION			OTHER POST-RETIREMENT BENEFITS
Dollar amounts in millions	2004	2003	2002	2004	2003	2002
Service cost	$128	$115	$97	$24	$26	$19
Interest cost	270	251	240	52	50	46
Expected return on plan assets	(385)	(379)	(465)	—	—	—
Amortization of loss (gain)	32	20	(39)	25	18	8
Amortization of prior service cost	34	32	22	(12)	(3)	5
Amortization of unrecognized transition asset	—	—	(1)	—	—	—
Loss due to closure, sale, plan termination and other	17	10	40	—	—	—

	$96	$49	$(106)	$89	$91	$78

The assumptions used in the measurement of the company’s net periodic benefit costs (income) are as follows:
	PENSION			OTHER POST-RETIREMENT BENEFITS
	2004	2003	2002	2004	2003	2002
Discount rate:
United States	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Canada	6.25%	6.50%	7.00%	6.25%	6.50%	7.00%
Expected return on plan assets:
Qualified/registered plans	9.50%	9.50%	10.50%
Nonregistered plans	4.75%	4.75%	5.25%
Retiree life insurance				3.99%	4.59%	—
Rate of compensation increase:
Salaried (United States and Canada)	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.50%	3.50%	3.50%	N/A	N/A	N/A

DETERMINATION OF EXPECTED RETURN ON PLAN ASSETS ASSUMPTION

Qualified and Registered Plans    The expected return on plan assets assumption reflects the company’s best estimate regarding the long-term expected return on the U.S. portfolio. The expected return assumption is based on historical fund returns. The Canadian fund’s investment strategy has mirrored that of the U.S. plan since 1998. Over the period of 20 years during which this investment strategy has been pursued, the U.S. fund has achieved a net compound annual return of 17.4 percent. The determination of the expected return on plan assets assumption requires a high degree of judgment and places more weight on more recent pension plan asset performance.

Nonregistered Plans    The expected rate of return on the assets supporting the nonregistered plans is 4.75 percent per year. This includes an expected long-term rate of return on the equity portion of this portfolio of 9.50 percent per year based on a combination of historical experience and future return expectations. As noted above, 50 percent of contributions to this plan are held in a non-interest-bearing account held by the Canadian government.

Retiree Life Insurance    The expected long-term rate of return on this fund is 3.99 percent. This is based on historical interest credited on the fund.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the following assumptions were used for the annual rate of increase in the per capita cost of covered health care benefits:

	2004		2003
	UNITED STATES	CANADA	UNITED STATES	CANADA
Weighted health care cost trend rate assumed for next year	10.0%	6.1%	9.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	4.2%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010	2010	2010

A one percent change in assumed health care cost trend rates would have the following effects:

As of December 26, 2004 (Dollar amounts in millions)	1% INCREASE	(1% DECREASE)
Effect on total of service and interest cost components	$10	$(8)
Effect on accumulated postretirement benefit obligation	102	(85)

In addition to the company-sponsored pension and postretirement plans discussed above, approximately 5,600 employees are covered by union-administered multi-employer pension plans to which the company makes negotiated contributions based generally on fixed amounts per hour per employee. Contributions to these plans were approximately $13 million in 2004, $16 million in 2003, and $10 million in 2002.

The company also sponsors multiple defined benefit postretirement plans for its U.S. employees. Medical plans have various levels of coverage and plan participant contributions. Life insurance plans are noncontributory. Canadian employees are covered under multiple defined benefit postretirement plans that provide medical and life insurance benefits.

The company sponsors various defined contribution plans for U.S. and Canadian salaried and hourly employees. The basis for determining plan contributions varies by plan. The amounts contributed to the plans for participating employees were approximately $57 million, $58 million, and $64 million in 2004, 2003 and 2002, respectively.

NOTE 7. INVENTORIES

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003

Logs and chips	$216	$169
Lumber, plywood, panels and engineered lumber	444	413
Pulp and paper	402	376
Containerboard and packaging	265	248
Other products	206	190
Materials and supplies	512	515

	$2,045	$1,911

NOTE 8. PROPERTY AND EQUIPMENT

Dollar amounts in millions	RANGE OF LIVES	DECEMBER 26, 2004	DECEMBER 28, 2003

Property and equipment, at cost:
Land		$317	$318
Buildings and improvements	10-40	3,160	2,989
Machinery and equipment	2-25	17,658	17,290
Rail and truck roads	10-20	563	550
Other	3-10	385	361

		22,083	21,508
Less allowance for depreciation and amortization		(10,240)	(9,265)

		$11,843	$12,243

Estimated service lives for buildings and improvements are generally at the high and low end of the range disclosed above, depending on the type and permanence of construction. Maximum service lives for machinery and equipment used in timberlands operations, wood products manufacturing facilities and primary pulp and paper mills are 15 years, 20 years, and 25 years, respectively. Estimated service lives of assets acquired in purchase business combinations represent the estimated remaining useful lives of the assets as of the date of the acquisitions and have shorter service lives than assets constructed or purchased new by the company. Depreciation expense for 2004, 2003 and 2002 was $1.2 billion, $1.2 billion and $1.1 billion, respectively.

NOTE 9. REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Properties held by the company’s Real Estate and Related Assets segment include:

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003

Dwelling units	$483	$382
Residential lots	348	304
Commercial acreage and other inventories	30	37

	$861	$723

NOTE 10. ACCRUED LIABILITIES

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003

Payroll — wages and salaries, incentive awards, retirement and vacation pay	$573	$542
Income taxes	152	160
Taxes — Social Security and real and personal property	71	72
Current portion of product liability reserves	21	21
Interest	207	236
Other	436	359

	$1,460	$1,390

NOTE 11. SHORT-TERM BORROWINGS AND LINES OF CREDIT

Borrowings    At December 26, 2004, Weyerhaeuser had $3 million in short-term borrowings outstanding. At December 28, 2003, Weyerhaeuser had $4 million in short-term borrowings outstanding.

The Real Estate and Related Assets segment’s short-term borrowings were $2 million on a non-interest bearing note at December 26, 2004, and $1 million with a weighted average interest rate of 3.4 percent at December 28, 2003.

Weyerhaeuser Company guarantees commercial paper borrowings of Weyerhaeuser Real Estate Company (WRECO) in return for a fee equal to one-quarter of 1 percent of the outstanding commercial paper balance. To keep the guarantee, WRECO has agreed to maintain unused non-guaranteed credit arrangements that are equal to or greater than the outstanding commercial paper. Fees paid by WRECO to Weyerhaeuser Company were less than $1 million in 2004 and 2003 and approximately $1 million in 2002.

Lines of Credit    Weyerhaeuser Company had short-term bank credit lines of $1.2 billion at both December 26, 2004, and December 28, 2003. Both Weyerhaeuser Company and WRECO can borrow against this facility. WRECO has access to $400 million of the $1.2 billion facility. Neither Weyerhaeuser nor WRECO had any outstanding borrowings against this facility as of December 26, 2004, or December 28, 2003. Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowings of the other under this facility.

In addition, Weyerhaeuser Company has a five-year revolving credit facility agreement entered into with a group of banks that provides for borrowings up to a total amount of $1.3 billion, all of which is available to Weyerhaeuser Company. This credit facility expires March 2007. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks. At the end of 2004, Weyerhaeuser Company had approximately $1.3 billion available under this facility.

Other    Weyerhaeuser has entered into letters of credit in the amount of $124 million and surety bonds with an estimated amount of $249 million as of December 26, 2004. As of December 28, 2003, Weyerhaeuser had entered into letters of credit in the amount of $118 million and surety bonds with an estimated amount of $229 million.

The Real Estate and Related Assets segment has entered into letters of credit in the amount of $22 million and $43 million and surety bonds with an estimated amount of $575 million and $542 million as of December 26, 2004, and December 28, 2003, respectively.

The company’s compensating balance requirements were not significant.

NOTE 12. LONG-TERM DEBT

Weyerhaeuser long-term debt, including the current portion, is as follows:

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003

8.50% debentures due 2004	$—	$55
5.50% notes due 2005	300	1,000
6.45% debentures due 2005	100	100
6.75% notes due 2006	150	150
6.00% notes due 2006	840	840
8.375% debentures due 2007	150	150
6.125% notes due 2007	600	1,000
5.95% debentures due 2008	525	750
5.25% notes due 2009	250	325
6.75% notes due 2012	1,745	1,745
7.50% debentures due 2013	250	250
7.25% debentures due 2013	250	250
6.95% debentures due 2017	300	300
7.00% debentures due 2018	100	100
9.00% debentures due 2021	150	150
7.125% debentures due 2023	250	250
8.50% debentures due 2025	300	300
7.95% debentures due 2025	250	250
7.70% debentures due 2026	150	150
7.35% debentures due 2026 (1)	200	200
7.85% debentures due 2026	200	200
6.95% debentures due 2027	300	300
7.375% notes due 2032	1,250	1,250
6.875% notes due 2033	275	275
Industrial revenue bonds, rates from 1.25% (variable) to 9.0% (fixed), due 2007–2027	571	970
Medium-term notes, rates from 6.43% to 7.30%, due 2005–2013	233	233
Other	82	60

	9,771	11,603
Less unamortized discounts	(5)	(10)

	$9,766	$11,593

Portion due within one year	$489	$90

(1)	Holders have the option to demand repayment in 2006.

Real Estate and Related Assets segment long-term debt, including the current portion, is as follows:

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003

Notes payable, unsecured; weighted average interest rates are approximately 6.3% and 6.3%, due 2005-2027	$866	$892
Notes payable, secured; weighted average interest rates are approximately 8.5% and 8.5%, due 2035	1	1

	$867	$893

Portion due within one year	$14	$23

	DECEMBER 26, 2004
Dollar amounts in millions	WEYERHAEUSER	REAL ESTATE AND RELATED ASSETS
Long-term debt maturities:
2005	$489	$14
2006	1,036	250
2007	770	1
2008	552	139
2009	330	53
Thereafter	6,594	410

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 26, 2004		DECEMBER 28, 2003
Dollar amounts in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE

Weyerhaeuser:
Financial liabilities:
Long-term debt (including current maturities)	$9,766	$10,969	$11,593	$12,578

Real Estate and Related Assets:
Financial liabilities:
Long-term debt (including current maturities)	$867	$915	$893	$953

The fair value of long-term debt, including the Real Estate and Related Assets segment, is estimated based on quoted market prices for the same issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

NOTE 14. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Hardboard Siding Claims    The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The court approved the settlement in December 2000, and the settlement is now binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. The company paid claims and related costs in the amount of $7 million, $11 million, and $11 million in 2004, 2003 and 2002, respectively, and charged those costs against the reserve. In the third quarter of 2004, an adjustment was made to reduce the reserve by $20 million based upon a review of the activities and trends over the last four years. At the end of 2004, the company had approximately $56 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	2004	2003	2002
Number of claims filed during the period	1,740	3,830	2,995
Number of claims resolved	2,990	4,245	4,690
Number of claims unresolved at end of period	580	1,830	2,245
Number of damage awards paid	1,140	1,770	1,830
Average damage award paid	$2,790	$3,400	$1,900

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

The company currently has no litigation pending with any person or entity who has opted out of the settlement. Individuals and entities that have opted out of the settlement may file lawsuits against the company in the future.

Antitrust Litigation    In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits named as defendants several other major containerboard and packaging producers. The complaint in the first case alleged the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleged that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period from October 1993 through November 1995. In September 2001, the district court certified both classes. In September 2003, the company, Georgia-Pacific and International Paper requested preliminary approval of a $68 million settlement of the class action litigation. The company recognized a pretax charge of $23 million in the third quarter of 2003, representing the company’s portion of the settlement. The court granted final approval of the settlement in December 2003. Approximately 165 members of the classes opted out of the class. In the fourth quarter of 2004, Weyerhaeuser settled one matter using the same calculation of damage as in the class action settlement. There are currently eleven opt-out lawsuits pending against the company and other producers. In most of the cases the plaintiffs are seeking both state and federal antitrust remedies. A trial date for one case pending in federal court has been set for September 2006. It is possible that additional class members that opted out may file lawsuits against the company in the future. The company has not recorded a reserve for the opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In March 2004, La Cie McCormick Canada Company filed a class action lawsuit in Superior Court of Justice, in Ontario, Canada against the company and other linerboard manufacturers on behalf of all Canadians who purchased corrugated products, including sheets and containers and/or linerboard, during the period of time from 1993 and continuing until at least the end of 1995. The allegations in this matter mirror the allegations in the U.S. cases. Relief is sought under various theories for $25 million in general damages and $10 million in punitive damages. At this stage, the company cannot calculate what portion of the damages requested would be argued as the company’s responsibility. Canadian law does not provide for a trebling of antitrust damages. The company has not recorded a reserve for this matter, and does not expect any future charges that may be taken for this matter to have a material adverse effect on the company’s results of operations, cash flows or financial position.

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging that from 1996 to the present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million, which was automatically trebled to $79 million under the antitrust laws. The company recognized a pretax charge of $79 million in the first quarter of 2003. The company’s motion for a judgment notwithstanding the verdict was denied in July 2003. The company has appealed the matter to the U.S. Court of Appeals for the Ninth Circuit. A hearing on the appeal occurred in December 2004 and the company is awaiting a decision on the merits. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future. In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court of Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the jury trial held in April 2003. The plaintiff alleges a fraud was committed on the court during the initial trial and argues that as a result the judgment against the plaintiff should be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. The complaint alleges damages with trebling of $20 million. The company denies the allegations in the complaint and plans to actively defend this matter. The company has not recorded a reserve for this matter and it is unknown at this time what, if any, charges may be taken for this matter in the future.

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

In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleged monopolization of the alder log and lumber markets from 1998 to the present and sought damages, after trebling, of $32 million, which was increased to $36 million in March 2004, as well as divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. In May 2004, a jury awarded damages, after trebling, of $16 million for the period for which the judge had determined there was issue preclusion as a result of the Initial Alder Case, but found no monopolization or attempted monopolization for the period for which issue preclusion did not apply. As a result of the judgment, the company recognized a pretax charge of $16 million in the second quarter of 2004. The company believes that the finding of issue preclusion was incorrect as a matter of law and that a number of significant legal errors were made by the trial court. The company filed a motion for judgment as a matter of law which was denied in July 2004. The company has filed an appeal with the U.S. Court of Appeals for the Ninth Circuit. The company is awaiting a date for oral argument. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In July 2004, a lawsuit was filed against the company by five hardwood mill owners in U.S. District Court in Oregon and was assigned to the same judge who has heard the other alder matters. The plaintiffs make the same allegations as the other alder complaints but also add a new species, maple. The plaintiffs originally sought trebled damages of $56 million, including $4 million related to maple sawlogs, and their complaint included a request that the judge enjoin some of the company’s business practices. Thereafter, a first amended complaint was filed which lowered the damage demand to trebled damages of $53 million, including $4 million related to maple sawlogs. The lawsuit also includes requests for the judge to enjoin many of the company’s key business practices with respect to both alder and maple and a request for divestiture of a part of the company’s hardwood business. The court has denied the company’s motion to stay all proceedings pending a decision by the U.S. Court of Appeals for the Ninth Circuit in the Initial Alder Case and has set a jury trial of May 10, 2005. A mandamus action by the company to the U.S. Court of Appeals for the Ninth Circuit asking that trial of this lawsuit be stayed pending the U.S. Court of Appeals for the Ninth Circuit’s decision on the Initial Alder Case currently on appeal was denied in December 2004. The company has not recorded a reserve related to this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

On April 29, 2004, a civil antitrust lawsuit was filed against the company in U.S. District Court in Oregon. The complaint alleged that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case currently on appeal, the company monopolized the market for finished alder lumber in the Pacific Northwest and, as a consequence, has been able to charge monopoly prices for finished alder lumber. The lawsuit requested class certification primarily for businesses that purchased finished alder lumber produced by the company from 2000 to the present. The original complaint alleged that the purported class may have realized over $100 million in direct damages, and sought direct and treble damages under the antitrust laws in an amount to be determined at trial. The lawsuit also requested injunctive relief to ensure the availability of alder sawlogs for sawmills competing with the company, which could include termination of certain of the company’s contracts to purchase alder logs or the company’s control over certain timberlands. The lawsuit was assigned to the same judge who presided over the other alder cases. In August 2004, the court dismissed the finished alder allegations with leave to refile and reserved ruling on whether the sawlog allegations should be dismissed. On August 30, 2004, plaintiffs filed a first amended complaint which again asserted monopolization of the alder finished lumber market and expanded the claimed market from the Pacific Northwest to the entire U.S. but deleted the allegations dealing with alder sawlogs. The amended complaint no longer mentions any amount sought, but requests that any actual damages be trebled and that the company be enjoined from certain business practices. In September 2004, the judge denied the company’s motion to dismiss and lifted the stay on discovery. In December, the Judge issued an order certifying the plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The U.S. Court of Appeals for the Ninth Circuit denied the company’s request that it review the certification of the class. The company disagrees with the allegations in the purported class action lawsuit and plans to vigorously defend this case. The plaintiffs in the Initial Alder Case also claimed that the company had monopolized the finished alder lumber market in the Pacific Northwest, but the jury found in favor of the company on this claim and those plaintiffs have not appealed this finding. The claim of attempted monopolization of the finished alder lumber market was also made in the Washington Alder litigation, but was abandoned by plaintiff during trial. On October 22, 2004, the company filed a mandamus action with the U.S. Court of Appeals for the Ninth Circuit asking that trial of this lawsuit be stayed pending the U.S. Court of Appeals for the Ninth Circuit’s decision on the Initial Alder Case that is currently on appeal. In December 2004, the U.S. Court of Appeals for the Ninth Circuit refused to stay the matter. In January 2005, the trial judge ruled against class plaintiff’s attempt at precluding the company from disputing anticompetitive acts. In January 2005, the company filed a motion for summary judgment, which will be argued sometime in the second quarter. In February 2005, class counsel notified the court that approximately 5 percent of the class members have elected to opt out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities who have opted out may file lawsuits against the company in the future. An original trial date in March 2005 was continued to June 21, 2005, to allow the court time to rule on the motion for summary judgment. The company has not recorded a reserve related to this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

Paragon Trade Brands, Inc., Litigation    In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in February 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. In June 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. In October 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. The damages phase of the case began on October 30, 2003, and was concluded on December 16, 2003. Proposed findings of fact and conclusions of law were presented to the court on February 9, 2004, by the parties. The court has not yet issued an opinion. The damages requested by the plaintiff have changed. In October 1999, the plaintiff was seeking damages in excess of $420 million. In its proposed findings of fact and conclusions of law, the plaintiff requested damages in the range of $675 million to $832 million, primarily as a result of a new request for prejudgment interest. The company believes the plaintiff is not entitled to prejudgment interest under applicable law. The amount of damages, if any, the company may ultimately be exposed to is dependent on many unknown factors such as how the damages issues remaining to be decided by the Bankruptcy Court are resolved; whether an appeal to the U.S. District Court and/or U.S Court of Appeals for the Eleventh Circuit is successful; the outcome of any retrial ordered by an appellate court; and whether a summary judgment in favor of the company on liability is ordered by an appellate court. The company has not established a reserve for this matter because, based upon the information available to the company on the date hereof, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management does not believe the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), for establishing a reserve in this matter have been met. Even if the Bankruptcy Court should award damages against the company, management does not believe that the requirements of Statement 5 will have been met, and accordingly, the company does not intend to recognize a charge at the time of such a damage award. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations or financial condition for the quarter or the year in which such a charge may be recognized. The company intends to appeal the partial summary judgment decision on liability and any damages award on completion of the damages phase of the trial.

Other Litigation    The company is a party to other matters generally incidental to its business in addition to the matters described above.

Summary    Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, management currently believes that adequate reserves have been established for probable losses from litigation when the amount could be reasonably determined. Management further believes that the ultimate outcome of these legal proceedings could materially adversely affect results of operations, cash flows or financial condition in any given quarter or year, but will not have a material adverse effect on the company’s long-term results of operations, cash flows or financial position.

COUNTERVAILING AND ANTI-DUMPING DUTIES

Softwood Lumber Imported into the United States from Canada    In April 2001, the Coalition for Fair Lumber Imports (Coalition) filed two petitions with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and anti-dumping (AD) tariffs be imposed on softwood lumber imported from Canada.

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports. As a result, the company has made cash deposits relating to the CVD and AD actions at the rate of approximately $25 million to $35 million a quarter beginning in May 2002. Through December 2004, the company has paid a cumulative total of $265 million in CVD and AD duties and $17 million in related costs on softwood lumber the company has imported into the United States from Canada.

Following is a summary of the CVD and AD amounts recorded in the company’s consolidated statement of earnings:

Dollar amounts in millions	2004	2003	2002
Charges for CVD and anti-dumping duties	$118	$97	$64
Reversals of 2001 charges for estimated CVD and anti-dumping duties	—	—	(47)

	$118	$97	$17

The CVD and AD tariffs are currently under review and challenge in several forums. A summary of these proceedings relating to the CVD and AD duties follows.

Administrative Reviews    In June 2003, the Department began the process of the annual review for the period May 22, 2002, through March 31, 2003, to determine the final duty rates under both CVD and AD for this time period. On June 2, 2004, the Department issued a preliminary decision for this period setting the company’s AD rate at 8.35 percent and its CVD rate at 9.24 percent. These rates are lower than the initial deposit rates of 12.39 percent for AD and 18.79 percent for CVD. Deposits continue to be made at the higher rates. The decision included comments on potential changes to the calculation methodology, which could effectively increase the rates. On December 14, 2004, the Department, using, in part, a new cross border price comparison methodology, issued its final determination in the first administrative review. It set the company’s CVD rate at 17.18 percent and AD rate at 8.70 percent. On January 14, 2005, the Department amended the AD rate downward to 7.99 percent. On February 17, 2005, the Department amended the final CVD rate downward to 16.37 percent. These are the rates the Department will instruct U.S. Customs to implement on entries of softwood lumber imported during the period from May 22, 2002, to March 31, 2003, and for duty deposits going forward. The determination is subject to appeal by both sides on February 17, 2005, the company filed an appeal of the AD determination to the Court of International Trade. On the same date the Coalition appealed both the CVD and AD determinations to the CIT. Canada has also requested the formation of a NAFTA Panel to contest the CVD determination by the Department.

The annual review process will be conducted covering successive one-year periods for five years. In 2007, both the CVD duty and AD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping will continue or a countervailing subsidy is likely to recur if the relevant order were to be revoked. In June 2004, the Department announced that it was commencing the second administrative review of the AD and CVD duties and orders for softwood lumber from Canada for the period from May 1, 2003, to April 30, 2004, and intended to issue the final results of these reviews not later than May 31, 2005. The company has requested that the Department conduct administrative reviews of both the CVD and AD orders in this second administrative review. This action is required to protect the status of current deposits.

NAFTA Appeals    The Canadian Government, the company and other Canadian companies appealed the Department’s 2002 AD and CVD determinations, and the ITC’s 2002 injury determination in separate appeals under the North American Free Trade Agreement (NAFTA). Following is a summary of the status of these appeals.

AD Panel    The panel convened to review the Department’s AD findings ruled that the Department must change its methodology for computing an anti-dumping margin in an investigation when only some product sales are found to have been dumped and other sales are found to have been made at above a “dumped” price. The Department’s current practice is called zeroing. After receiving further submissions, the NAFTA AD panel is expected to issue a decision in early 2005 on the practice of using zeroing.

CVD Panel    There have been a series of NAFTA CVD panel decisions that have resulted in the matter being sent back to the Department for re-determinations.

In June 2004, a second CVD panel decision concluded that the Department’s calculations were seriously flawed and sent the matter back to the Department for recalculation to determine the level of subsidy. On July 30, 2004, the Department issued a second remand determination, which calculated a revised CVD rate of 7.82 percent. On December 1, 2004, the NAFTA panel again ordered the Department to reconsider its CVD computations and asked the Department to finish its work on the recalculations.

Injury Panel    On September 1, 2004, the NAFTA Injury Panel ordered the ITC to reverse its earlier decision of injury and on September 11, 2004, the ITC agreed that the U.S. softwood lumber industry is not threatened with material injury by reason of softwood imports from Canada. By decision issued on October 12, 2004, the Panel affirmed the ITC’s decision and the decision became final on October 25, 2004 when it was published by the NAFTA Secretariat.

NAFTA Extraordinary Challenges    The final NAFTA decision on injury has been challenged by the U.S. Trade Representative (USTR) before a newly constituted panel called the Extraordinary Challenge Committee (ECC). On November 24, 2004, the UST Asked for the establishment of an ECC to review the NAFTA injury decision. An ECC consisting of 3 members (2 from Canada and 1 from the U.S.) has not been announced. If not delayed, a decision from the ECC would come in the latter part of the first quarter of 2005. A final decision on the CVD rate calculation may also be challenged in an ECC.

WTO Reviews    With the support of provincial governments, the federal government of Canada also moved for reviews by dispute settlement panels under the World Trade Organization (WTO) and those reviews are now complete.

AD Review    The WTO AD panel upheld the Department’s finding that there was dumping. Also, on August 11, 2004, the WTO Appellate Body held that the practice of using zeroing to calculate export prices to justify its AD duties during the investigation process was improper.

CVD Review    In January 2004, the WTO Appellate Body issued a decision in the CVD case, which approved the use of cross-border comparisons as a benchmark in certain limited circumstances. The WTO also found that stumpage fees could be considered a subsidy.

Injury    In March 2004, a WTO panel announced its final ruling on injury, faulting a U.S. ITC finding of a threat of injury resulting from dumped and subsidized imports of softwood lumber from Canada.

Byrd Amendment    The WTO appeals body has affirmed a panel ruling against the United States that the so-called “Byrd Amendment,” which provides for the distribution of AD and CVD duties to petitioners, is inconsistent with U.S. international obligations. On September 1, 2004, the WTO gave Canada and other countries the right to impose trade sanctions on the United States in retaliation for collecting such duties and making them available for distribution under the Byrd Amendment. On November 26, 2004, Canada commenced a domestic consultative process to determine the list of U.S. exports that will be subject to trade sanctions. The U.S. Administration has signaled that it will introduce legislation to repeal the Byrd Amendment, but the timing and prospects for such legislation are unclear.

USTR Section 129 Process    In June 2004, pursuant to U.S. law, the USTR asked the ITC to provide an advisory report as to whether it can implement the WTO’s decision against the ITC on threat of injury. In July 2004, the USTR also asked the ITC to issue a new decision on “threat of injury” to bring the United States into compliance with the WTO decision finding against the ITC on injury. Section 129 of the Uruguay Round Agreements Act provides the basic provisions through which the U.S. implements new AD and CVD determinations to make them consistent with an adverse WTO report. The ITC formally began the Section 129 review process in early August. The company has answered questionnaires received in this new process. After a hearing by the ITC in October 2004, the ITC issued a new determination on November 24, 2004, reaffirming that imports of Canadian softwood lumber pose a threat of injury to U.S. industry.

On November 9, 2004, the USTR also asked the Department to undertake a Section 129 process to comply with the WTO Appellate Body decision of February 14, 2004, that the Department’s countervailing decision was contrary to the WTO Agreement on Subsidies and Countervailing Measures. The Department issued questionnaires and received briefs. On December 10, 2004, the Department issued a decision in which it calculated countervailing duties of 18.62 percent on softwood lumber imports.

On January 31, 2005, the Department issued a new determination under Section 129 for AD rates, increasing the company’s rate to 16.1 percent as its method of complying with the WTO’s determination that it should not use zeroing to determine the AD rates. The company has provided comments on the rates.

The company intends to appeal all of the Section 129 determinations.

Potential Future Litigation    Some parties involved in the softwood lumber dispute have indicated if the ruling on the Extraordinary Challenge goes against the United States, the constitutionality of NAFTA itself or of its dispute resolution mechanism may be challenged before a U.S. court.

Assessment of Loss Contingencies    The deposits made against the CVD and AD duties have been expensed. It is difficult to predict the net effect final duties will have on the company. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future. The company believes there should be a negotiated settlement to the softwood lumber dispute and supports efforts to reach a long-term solution to resolve this matter. The U.S. and Canadian governments continue to discuss ways to settle the softwood lumber dispute, but there can be no assurance that they will be able to reach an agreement or the terms and conditions of any agreement.

Kraft Liner/Linerboard Exported from the United States into the People’s Republic of China    In January 2004, the Ministry of Commerce of the People’s Republic of China (MOC) received a petition requesting an anti-dumping investigation on the importing of unbleached kraft liner/linerboard originating in the United States, Thailand, Korea and Taiwan. On March 31, 2004, the MOC announced it would conduct an investigation of the petition. The period of investigation for dumping is from January 1, 2003, to December 31, 2003, and the period of investigation for industry injury is from January 1, 2001, to December 31, 2003. The announcement included Weyerhaeuser as one of five producers in the United States that are subject to the investigation. The company registered with the MOC in April 2004 and filed its response in June 2004. A preliminary determination from the Chinese government was expected in September 2004, but as of the date hereof has not been issued. Because any tariffs levied would not be retroactive, the earliest effect on the company would be for sales to China in the month of March 2005. The company is unable to determine at this time whether such investigation could result in the imposition of tariffs; however, the company does not currently believe that any such tariffs would have a material adverse effect on its results of operations, cash flows or financial condition.

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

In late 2002, the EPA issued an NOV for alleged violations of the Clean Air Act at the company’s Hawesville, Kentucky, pulp and paper mill. Management met with federal officials to resolve the matters alleged in the NOV. Management has reached a tentative settlement of the matter, which includes payment of a penalty of approximately $150,000.

In November 2004, the Oklahoma Department of Environmental Quality — Air Quality Division (DEQ) issued a NOV for alleged violations of the Clean Air Act at the company’s Wright City, Oklahoma wood products facility. Management has been discussing the issues with the DEQ to resolve the matters alleged in the NOV and believes that settlement of the matter may include payment of a civil penalty of approximately $100,000.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of 2004, the company has established reserves totaling $38 million for estimated remediation costs on all of the approximately 67 active sites across its operations. Environmental remediation reserves totaled $51 million at the end of 2003. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $9 million in 2004 and $14 million in 2003. The company incurred remediation costs of $10 million in 2004 and $8 million in 2003, and charged these costs against the reserve. The company reduced its remediation cost accrual by $12 million in 2004 because the purchaser of a facility assumed responsibility for the remediation activities. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $60 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

GUARANTEES

Weyerhaeuser Company has guaranteed approximately $70 million of debt of an unconsolidated entity and another party. This includes the guarantee of $25 million of debt that has been legally defeased. In connection with the defeasance, Weyerhaeuser Company would be required to pay under the guarantee if the U.S. government securities set aside in an escrow account is insufficient to pay off the debt in 2005. The value of the assets in the escrow account as of December 2004 is approximately $27 million. In addition, Weyerhaeuser has guaranteed $45 million of debt that expires in 2005, but is subject to an annual extension.

As of December 26, 2004, the Real Estate and Related Assets segment has guaranteed approximately $22 million of debt of unconsolidated entities and has guaranteed performance under two operating leases with future lease payments of approximately $27 million. The debt guarantees expire as follows: $1 million in 2005, $20 million in 2007, and $1 million in 2011. For each of the operating lease guarantees, which extend through 2041, the Real Estate and Related Assets segment would be required to perform if the obligor were to default. In the third quarter of 2004, the Real Estate and Related Assets segment sold its servicing rights and all obligations related to the servicing of a portfolio of mortgage loans with recourse.

WARRANTIES

WRECO provides warranties on homes closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability was approximately $14 million and $10 million at December 26, 2004, and December 28, 2003, respectively.

PURCHASE OBLIGATIONS

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty. As of December 26, 2004, Weyerhaeuser’s future commitments under non-cancelable purchase obligations were as follows: $540 million in 2005, $135 million in 2006, $80 million in 2007, $65 million in 2008, $60 million in 2009, and $410 million thereafter.

OPERATING LEASES

The company leases various equipment, office and wholesale space, and model homes under operating leases. The equipment leases cover items including aircraft, vessels, rail and logging equipment, lift trucks, automobiles and office equipment. The company recognized rent expense of approximately $181 million, $179 million and $162 million in 2004, 2003 and 2002, respectively.

The company’s future commitments under operating leases are as follows:

Dollar amounts in millions	2005	2006	2007	2008	2009	THEREAFTER
Weyerhaeuser	$126	$84	$60	$46	$39	$275
Real Estate and Related Assets	13	10	7	7	6	18

	$139	$94	$67	$53	$45	$293

NOTE 15. OTHER OPERATING COSTS, NET

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. Weyerhaeuser’s other operating costs, net, include the following (income) and expenses:

Dollar amounts in millions	2004	2003	2002
Gain on significant sales of nonstrategic timberlands (Note 18)	$(271)	$(205)	$(117)
Gain on British Columbia tenure reallocation agreement	(25)	—	—
(Gain) loss on disposition of assets	(61)	3	8
Asset impairment charges other than for closures	31	16	—
Charge for alder antitrust cases (Note 14)	65	79	—
Charge for linerboard antitrust settlement (Note 14)	—	23	—
Charge for settlement of workers compensation claims	—	7	—
Cemwood insurance settlement recoveries	(7)	(25)	—
Reversal of hardboard siding reserve (Note 14)	(20)	—	—
Foreign exchange gains	(27)	(108)	(33)
Donation of technology	23	—	—
Other, net	34	(34)	3

	$(258)	$(244)	$(139)

In September 2004, the company reached an agreement with the Province of British Columbia for the reallocation of timber licenses. Under the terms of Bill 28 – Forestry Revitalization Act – the Province will reduce the company’s cutting rights by approximately 1.2 million cubic meters and 8,000 hectares (approximately 20,000 acres) of timber licenses. This represents approximately 20 percent of the company’s overall Crown harvesting rights in British Columbia. Under the agreement, the company received approximately $25 million in compensation for the loss of these rights. The company recognized a pretax gain of $25 million in the third quarter of 2004. Of this pretax gain, $20 million is included in contribution to earnings of Wood Products and $5 million is included in contribution to earnings of Timberlands. The company may receive additional compensation in future periods for assets that have been constructed on the affected lands.

Included in (gain) loss on disposition of assets for 2004 is a net pretax gain of $73 million recognized in connection with the sale of operating facilities. This includes a pretax gain of $33 million that was recognized in the first quarter on the sale of an oriented strand board mill in Slave Lake, Alberta, and a $30 million pretax gain that was recognized in the fourth quarter from the sale of a mill site on Vancouver Island, British Columbia.

Asset impairment charges other than for closures for 2004 includes a $29 million pretax charge recognized in the fourth quarter of 2004 for the impairment of assets in the company’s European manufacturing operations. Asset impairment charges other than for closures for 2003 includes a pretax impairment charge of $16 million recognized in the second quarter of 2003 in connection with a facility sale that closed in 2003.

In 1999, American Cemwood Corporation (Cemwood), a subsidiary of MacMillan Bloedel Limited, which was acquired by the company in 1999, settled a class action suit involving claims alleging the failure of its cement fiber roofing products. The settlement provided an opportunity for the company to recover a portion of the settlement amount, depending on the outcome of a lawsuit filed by the class against Cemwood’s insurance companies. As a result of settlements with the insurance companies, the company recognized a net pretax benefit of $25 million in the second quarter of 2003 and $7 million in the fourth quarter of 2004. The company has an unresolved claim outstanding against a reinsurer.

Foreign exchange gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

In the fourth quarter of 2004, Weyerhaeuser donated certain technology to a university. A pretax charge of $23 million, representing the net carrying value of the donated technology, was recognized in the fourth quarter.

NOTE 16. CHARGES FOR INTEGRATION AND RESTRUCTURING

As Weyerhaeuser has acquired businesses and consolidated them into its existing operations, Weyerhaeuser has incurred charges associated with the transition and integration of those activities. Charges for integration and restructuring include costs associated with the integration of Willamette and Weyerhaeuser’s overall cost-reduction efforts.

In connection with the Willamette acquisition, Weyerhaeuser entered into change-in-control agreements with several key Willamette employees. Under these agreements, Weyerhaeuser made payments of approximately $113 million through January 2004. Approximately $23 million of these payments represented severance and other benefits paid to terminated Willamette employees. These costs were included in the total purchase price of the Willamette acquisition (see Note 21: Acquisitions). Approximately $48 million represented other payments to terminated Willamette employees, primarily under consulting and noncompete agreements that extended through the third quarter of 2004. Approximately $42 million represented payments to retained Willamette employees under retention and incentive agreements that extended through the first quarter of 2004 and noncompete agreements that extend through the third quarter of 2005. Costs associated with future services are being recognized over the periods benefited.

Costs incurred consist of the following:

Dollar amounts in millions	2004	2003	2002

Change in control agreements	$12	$38	$37
Severance and outplacement costs	18	49	12
Pension curtailment and benefit enhancements	6	—	—
Relocation costs	1	3	5
Professional services	1	6	10
Other	1	7	8

	$39	$103	$72

As of December 26, 2004, Weyerhaeuser accrued liabilities include approximately $11 million of severance accruals related to integration and restructuring charges recognized from 2002 through 2004. These accruals are associated with approximately 200 employee terminations that have not yet occurred.

NOTE 17. CHARGES FOR CLOSURE OF FACILITIES

Changing market conditions, increasing productivity at many of the company’s operating facilities and increased scale as a result of the Willamette, MacMillan Bloedel and Trus Joist acquisitions have provided the company with opportunities to rationalize its production capacity while retaining its ability to fulfill customer needs. Facilities that do not represent a long-term strategic fit, or that cannot achieve top-quartile performance without significant capital investments, are assessed for closure or sale.

Weyerhaeuser closed a number of facilities during 2004, 2003 and 2002. Closures of acquired facilities identified in the integration planning process were accounted for as exit activities in connection with the acquisitions, and no charges to earnings were recognized. Charges for all other closures have been recognized in the consolidated statement of earnings. The 2004 charges were primarily recognized in connection with the closure of one wood products facility and two packaging plants. The pension charges were recognized in connection with the final settlement of three pension plans associated with facility closures. During 2004, approximately $12 million of estimated charges for severance and other costs associated with several closures that occurred from 2001 through 2003 were reversed as the related closure activities have been finalized. During 2003, Weyerhaeuser recognized closure costs in connection with the announced closures of eight wood products facilities, two fine paper machines, one containerboard mill and one packaging plant. In 2002, Weyerhaeuser recognized charges related to the closure of four wood products facilities; six containerboard, packaging and recycling facilities; a containerboard paper machine; and a decision to outsource certain logging operations in Canada. Activities associated with these closures are expected to continue through December 2006, but Weyerhaeuser does not expect to incur any additional material charges related to these closures.

These charges include:

Dollar amounts in millions	2004	2003	2002
Impairments of long-lived assets	$3	$86	$63
Severance and outplacement costs	3	32	25
Pension settlement	10	—	—
Other closure costs	10	13	15
Reversals of closure charges recorded in prior periods	(12)	(4)	(8)

	$14	$127	$95

Changes in accrued severance during the year ended December 26, 2004, were as follows:
Dollar amounts in millions

Accrued severance as of December 28, 2003			$23
Cost incurred and charged to expense			3
Payments			(17)

Accrued severance as of December 26, 2004			$9

NOTE 18. SIGNIFICANT SALES OF NONSTRATEGIC TIMBERLANDS

During 2004, 2003 and 2002, the company closed the following significant sales of nonstrategic timberlands:

	GEORGIA	TENNESSEE	CAROLINAS	WASHINGTON (SNOQUALMIE)	WASHINGTON (WHITE RIVER)
Dollar amounts in millions	SEPTEMBER 2004	DECEMBER 2003	DECEMBER 2003	MAY 2003	DECEMBER 2002
Acres	270,000	168,000	160,000	104,000	115,000
Pretax gain	$271	$1	$60	$121	$140(1)
Sale proceeds paid to special purpose entities	$362	$84	$169	$184	$110
Sale proceeds paid to Weyerhaeuser	$22	$—	$—	$—	$64
Special purpose entity note monetization proceeds	$302	$68	$139	$151	$91

(1)	$117 million of the pretax gain on the sale of the White River Tree Farm was recognized in the fourth quarter of 2002. The remaining $23 million was recognized in the second quarter of 2003 when a contingency lapsed on a portion of the timberlands sale.

The company has consolidated the assets and liabilities of the buyer-sponsored special purpose entities and the monetization special purpose entities (collectively “the SPEs”) as of December 26, 2004, and December 28, 2003, in accordance with a more recent interpretation of Interpretation 46R. Because the SPEs are separate and distinct legal entities from the company, the assets of the SPEs are not available to satisfy the liabilities and obligations of the company and the liabilities of the SPEs are not liabilities or obligations of the company. As of December 26, 2004, deferred gains on the sales of nonstrategic timberlands of $59 million are included in “Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities” on the consolidated balance sheet.

Sales proceeds paid to buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million and $547 million as of December 26, 2004, and December 28, 2003, respectively. As of December 26, 2004, maturities of the bank financial instruments were as follows: $110 million in 2012, $184 million in 2013, $253 million in 2019, and $362 million in 2020. The weighted average interest rate on the bank financial instruments was 4.50 percent as of December 26, 2004, and 3.17 percent as of December 28, 2003.

The monetization SPEs had long-term debt of $756 million and $451 million as of December 26, 2004, and December 28, 2003, respectively. As of December 26, 2004, maturities of the debt were as follows: $92 million in 2012, $153 million in 2013, $209 million in 2018, and $302 million in 2019. The weighted average interest rate on the debt was 4.85 percent as of December 26, 2004, and 3.67 percent as of December 28, 2003.

The term of each debt instrument may be extended so that the debt matures up to 30 years after the closing date of each respective timberlands sale, as long as the maturity of the related bank financial instrument is extended for a corresponding period. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations.

NOTE 19. SHAREHOLDERS’ INTEREST

Preferred and Preference Shares    The company is authorized to issue:

•	7,000,000 preferred shares having a par value of $1.00 per share, of which none were issued and outstanding at December 26, 2004, and December 28, 2003; and

•	40,000,000 preference shares having a par value of $1.00 per share, of which none were issued and outstanding at December 26, 2004, and December 28, 2003.

The preferred and preference shares may be issued in one or more series with varying rights and preferences including dividend rates, redemption rights, conversion terms, sinking fund provisions, values in liquidation and voting rights. When issued, the outstanding preferred and preference shares rank senior to outstanding common shares as to dividends and assets available on liquidation.

Common Shares    The company issued common shares to holders of exchangeable shares (described below) who exercised their rights to exchange the shares. The number of common shares issued for exchangeable shares during the past three years is detailed in the reconciliation of common share activity below.

A reconciliation of common share activity for the three years ended December 26, 2004, is as follows:

In thousands	2004	2003	2002
Shares outstanding at beginning of year	220,201	218,950	216,574
New shares issued	16,676	—	—
Retraction of exchangeable shares	182	10	986
Stock options exercised	3,302	1,241	1,390

Shares outstanding at end of year	240,361	220,201	218,950

Included in the new shares issued are 16,675,000 shares of common stock issued by the company on May 4, 2004. The company received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million.

Exchangeable Shares    In connection with the acquisition of MacMillan Bloedel in 1999, Weyerhaeuser Company Ltd., a wholly-owned Canadian subsidiary of the company, issued 13,565,802 exchangeable shares to common shareholders of MacMillan Bloedel as part of the purchase price of that company. No additional shares have been issued. These exchangeable shares are, as nearly as practicable, the economic equivalent of the company’s common shares; i.e., they have the following rights:

•	The right to exchange such shares for common shares of the company on a one-to-one basis.

•	The right to receive dividends, on a per-share basis, in amounts that are the same as, and are payable at the same time as, dividends declared on the company’s common shares.

•	The right to vote at all shareholder meetings at which the company’s shareholders are entitled to vote on the basis of one vote per exchangeable share.

•	The right to participate upon a liquidation event on a pro-rata basis with the holders of the company’s common shares in the distribution of assets of the company.

A reconciliation of exchangeable share activity for the three years ended December 26, 2004, is as follows:

In thousands	2004	2003	2002
Shares outstanding at beginning of year	2,293	2,303	3,289
Retraction	(182)	(10)	(986)

Shares outstanding at end of year	2,111	2,293	2,303

Cumulative Other Comprehensive Income    The company’s cumulative other comprehensive income includes:

Dollar amounts in millions	DECEMBER 26, 2004	DECEMBER 28, 2003
Foreign currency translation adjustments	$238	$164
Additional minimum pension liability adjustments	(81)	(94)
Cash flow hedge fair value adjustments	3	4
Unrealized gains on available-for-sale securities	3	2

	$163	$76

NOTE 20. STOCK-BASED COMPENSATION PLANS

The company’s Long-Term Incentive Compensation Plan (the Plan) was approved at the 2004 Annual Meeting of Shareholders. The Plan provides for the grant of options to purchase the company’s common stock at its market price on the date of grant by certain key officers and other employees of the company and its subsidiaries who are selected from time to time by the Compensation Committee of the Board of Directors. In addition, the Compensation Committee of the Board of Directors may grant to participants in the Plan restricted stock, stock appreciation rights, performance shares and other equity compensation on terms and conditions set by the Compensation Committee. In each case, equity granted to participants in the Plan must be at market price on the date of grant. As of the effective date of the Plan, shares available for grant under prior plans of the company were canceled. No more than 17 million shares may be issued under the Plan, and participants are eligible to receive in any one calendar year options or stock appreciation rights relating to a maximum of 500,000 shares, or restricted stock, performance shares or other equity grants aggregating a maximum of 200,000 shares. The aggregate number of shares that may be issued as grants other than options or stock appreciation rights may not exceed 20 percent of the authorized number of shares. If all options outstanding at December 26, 2004, including some options that were previously granted under an earlier plan, and all remaining options that could be granted under the Plan were exercised, the company’s common shares would increase by approximately 33 million shares. The term of options granted under the Plan may not exceed 10 years from the grant date. Vesting periods may be set by the Compensation Committee at the time of grant, but options outstanding under the Plan and prior plans are 25 percent vested after one year, 50 percent after two years, 75 percent after three years, and 100 percent after four years.

Stock appreciation rights were issued to former MacMillan Bloedel employees in connection with the company’s acquisition of MacMillan Bloedel in 1999. In addition, stock appreciation rights are granted to certain Canadian employees from time to time. As of December 26, 2004, 975,852 stock appreciation rights were outstanding, with strike prices ranging from $38.81 per right to $65.56 per right. These stock appreciation rights are included in the stock option information presented below.

During 2004, the Weyerhaeuser Company Board of Directors approved a program for a limited number of company employees who had been prohibited for substantial periods of time from exercising options previously granted to them under company plans as a result of prohibitions on trading put in place by the company in connection with material transactions. The program, which is open to the company’s executive officers, allows participants to exercise options granted to them under the company’s incentive plans and sell to the company the shares acquired upon exercise. The company purchases the shares at their market price on the date of exercise. The remaining terms of the options are governed by the plans under which the options were granted. The program will terminate at the end of April 2005. The options that are subject to the company repurchase program are subject to variable stock compensation accounting. As of December 26, 2004, options to purchase 566,314 common shares were eligible to be exercised under the program.

The company accounts for all options under APB Opinion No. 25 and related interpretations. A reconciliation in Note 1: Summary of Significant Accounting Policies illustrates the effect on net earnings and earnings per share had the company applied the fair-value recognition provisions of Statement 123 to stock-based compensation.

The company allows certain employees to defer all or a portion of their bonus into company share equivalents, with a 15 percent premium applied if payment is delayed for at least five years. The deferred account increases or decreases based on the performance of the company’s stock plus dividends.

The compensation benefit (expense) recognized for all of the incentive plans was $9 million in 2004, ($7) million in 2003 and $4 million in 2002.

Changes in the number of options outstanding are summarized as follows:

	2004	2003	2002
Options (in thousands):
Outstanding, beginning of year	15,692	13,853	10,070
Granted	3,447	3,416	3,034
Exercised	(3,516)	(1,402)	(1,781)
Forfeited	(104)	(172)	(86)
Expired	(3)	(3)	(1)
Acquired	—	—	2,617

Outstanding, end of year	15,516	15,692	13,853

Exercisable, end of year	7,676	7,463	7,242

Weighted average exercise price:
Outstanding, beginning of year	$53.75	$54.26	$51.35
Granted	62.81	49.57	60.86
Exercised	52.08	48.61	47.45
Forfeited	57.47	54.70	54.92
Expired	33.39	42.31	36.63
Acquired	—	—	53.20
Outstanding, end of year	56.12	53.75	54.26
Weighted average grant date fair value of options	16.03	12.57	16.43

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:
	2004	2003	2002
Risk-free interest rate	3.11%	2.85%	4.87%
Expected life	5.0 years	5.3 years	5.2 years
Expected volatility	32.02%	34.37%	29.92%
Expected dividend yield	2.55%	3.23%	2.62%

The following table summarizes information about stock options outstanding at December 26, 2004 (shares in thousands):

PRICE RANGE	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE OPTIONS OUTSTANDING	OPTIONS EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE OPTIONS EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
$25–$39	118	$34.14	118	$34.14	1.94
$40–$49	3,537	48.90	1,065	47.31	7.53
$50–$69	11,861	58.48	6,493	56.15	6.89

	15,516		7,676

NOTE 21. ACQUISITIONS

APM    In the fourth quarter of 2004, the company acquired a 67 percent interest in Aracruz Produtos de Madeira S.A. (APM) for $17 million in cash. APM operates a sawmill in Brazil that produces high-value eucalyptus lumber and related appearance wood products. The sawmill has an annual capacity of 23 million board feet.

Willamette    On February 11, 2002, the company acquired 97 percent of the outstanding shares of common stock of Willamette through a tender offer. The results of Willamette’s operations have been included in the consolidated financial statements since that date. Upon the consummation of the merger between Willamette and a wholly-owned subsidiary of the company on March 14, 2002, all remaining outstanding Willamette shares were converted into the right to receive $55.50 in cash.

Willamette was an integrated forest products company that produced building materials, composite wood panels, fine paper, office paper products, corrugated packaging and grocery bags in over 100 plants located in the United States, Europe and Mexico and owned 1.7 million acres of forestlands in the United States.

The company believes the Willamette assets fit well with the company’s and enhance the company’s capabilities in a number of its core product markets. The acquisition created a larger company that is a leading producer in its major product lines and is better able to meet the needs of its customers. At the time of the acquisition, the company expected to reduce combined general and administrative costs through economies of scale. The company believes the acquisition positioned the company to increase shareholder value. These factors contributed to the $2.0 billion of goodwill that was recognized on the acquisition.

The total purchase price, including assumed debt of $1.8 billion, was $8.1 billion. The following table summarizes the estimated fair value of the assets and liabilities assumed as of February 11, 2002.

Dollar amounts in millions
Current assets	$1,050
Property and equipment	4,504
Timber and timberlands	2,692
Other assets	125
Goodwill	2,039

Total assets acquired	10,410

Current liabilities	562
Long-term debt	1,826
Deferred taxes	1,664
Other liabilities	97

Total liabilities assumed	4,149

Net assets acquired	$6,261

Goodwill was assigned to the following reporting units:

Dollar amounts in millions
Containerboard, Packaging and Recycling	$1,092
Paper	752
Pulp	105
Wood Products	90

Total goodwill	$2,039

Goodwill is not expected to be deductible for tax purposes.

The following table summarizes unaudited pro forma information assuming this acquisition occurred at the beginning of the year presented.

PRO FORMA INFORMATION (UNAUDITED)

Dollar amounts in millions except per-share figures	2002
Net sales and revenues	$18,974
Net earnings	201
Earnings per share:
Basic and diluted	.91

NOTE 22: SUBSEQUENT EVENT

On February 18, 2005, the company announced it had reached a definitive agreement to sell its B.C. Coastal Group assets to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada for approximately $1.2 billion (Canadian) plus working capital. The transaction is not conditioned on financing, but is subject to regulatory approvals. The company expects to complete the sale in the second quarter of 2005. The sale includes 635,000 acres (258,000 hectares) of private timberlands and the annual harvesting rights to 3.6 million cubic meters of public land timber. The sale also includes five softwood sawmills, with a combined annual production of 690 million board feet, and two remanufacturing facilities.

The following table summarizes the carrying values in U.S. dollars as of December 26, 2004, of the assets and liabilities (excluding working capital) expected to be included in the sale:

Dollar amounts in millions
Property and equipment	$171
Timber and timberlands	479
Other assets	23
Goodwill	248

Total assets to be disposed of	921

Deferred taxes	188
Other liabilities	19

Total liabilities to be disposed of	207

Estimated cumulative foreign currency translation gains	66

Net assets to be disposed of, excluding working capital	$648

NOTE 23. BUSINESS SEGMENTS

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s business segments are:

•	Timberlands, which includes logs, chips and timber.

•	Wood Products, which includes softwood lumber, plywood, veneer, composite panels, oriented strand board, hardwood lumber, engineered lumber, raw materials and building materials distribution.

•	Pulp and Paper, which includes pulp, paper and liquid packaging board.

•	Containerboard, Packaging and Recycling.

•	Real Estate and Related Assets.

•	Corporate and Other

During the fourth quarter of 2003, the company changed the structure of its raw materials sourcing operations in Canada. During the first quarter of 2004, the company also changed the structure of its raw materials sourcing operations in the southern United States. As a result, raw materials that formerly were purchased by the Wood Products and Pulp and Paper segments are now managed by and reported as intersegment sales of the Timberlands segment. Comparative information has been restated to conform to the new presentation.

The timber-based businesses involve a high degree of integration among timber operations; building materials conversion facilities; and pulp, paper, containerboard and liquid packaging board primary manufacturing and secondary conversion facilities. This integration includes extensive transfers of raw materials, semi-finished materials and end products between and among these groups. The company’s accounting policies for segments are the same as those described in Note 1: Summary of Significant Accounting Policies.

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

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

For the three-year period ended December 26, 2004 (Dollar amounts in millions)	2004	2003	2002
Sales to and revenues from unaffiliated customers:
Timberlands	$1,102	$994	$930
Wood Products	9,843	8,185	7,547
Pulp and Paper	4,115	3,851	3,683
Containerboard, Packaging and Recycling	4,535	4,322	4,212
Real Estate and Related Assets	2,495	2,029	1,750
Corporate and Other	575	492	399

	$22,665	$19,873	$18,521

Intersegment sales:
Timberlands	$1,622	$1,605	$1,545
Wood Products	331	301	220
Pulp and Paper	59	50	52
Containerboard, Packaging and Recycling	63	49	70
Corporate and Other	14	13	10

	2,089	2,018	1,897

Total sales and revenues	24,754	21,891	20,418
Intersegment eliminations	(2,089)	(2,018)	(1,897)

	$22,665	$19,873	$18,521

Contribution (charge) to earnings:
Timberlands	$1,027	$777	$702
Wood Products	1,055	59	(20)
Pulp and Paper	104	(82)	82
Containerboard, Packaging and Recycling	249	262	335
Real Estate and Related Assets	610	392	336
Corporate and Other	(271)	(176)	(293)

	2,774	1,232	1,142
Interest expense	(895)	(868)	(874)
Less capitalized interest	66	72	103

Earnings before income taxes and cumulative effect
of a change in accounting principle	1,945	436	371
Income taxes	(662)	(148)	(130)

Earnings before cumulative effect of a change in accounting principle	1,283	288	241
Cumulative effect of a change in accounting principle	—	(11)	—

	$1,283	$277	$241

Depreciation, depletion and amortization:
Timberlands	$124	$123	$125
Wood Products	334	344	333
Pulp and Paper	459	449	377
Containerboard, Packaging and Recycling	321	326	330
Real Estate and Related Assets	14	11	11
Corporate and Other	70	65	49

	$1,322	$1,318	$1,225

Charges for integration and restructuring:
Timberlands	$3	$2	$—
Wood Products	—	7	4
Pulp and Paper	16	30	2
Containerboard, Packaging and Recycling	—	1	8
Corporate and Other	20	63	58

	$39	$103	$72

Charges for closure of facilities:
Wood Products	$2	$78	$51
Pulp and Paper	—	32	(8)
Containerboard, Packaging and Recycling	12	17	52

	$14	$127	$95

Equity in income (loss) of equity affiliates and unconsolidated entities:
Wood Products	$(5)	$(3)	$(3)
Pulp and Paper	8	(6)	(11)
Containerboard, Packaging and Recycling	—	(1)	(1)
Real Estate and Related Assets	52	20	31
Corporate and Other	11	4	2

	$66	$14	$18

Capital expenditures:
Timberlands	$55	$58	$63
Wood Products	147	145	219
Pulp and Paper	154	290	424
Containerboard, Packaging and Recycling	85	86	167
Real Estate and Related Assets	18	16	6
Corporate and Other	63	47	87

	$522	$642	$966

Investments in and advances to equity affiliates and unconsolidated entities:
Wood Products	$6	$7	$7
Pulp and Paper	171	165	167
Containerboard, Packaging and Recycling	—	7	48
Real Estate and Related Assets (less reserves)	59	38	28
Corporate and Other	312	367	344

	$548	$584	$594

Assets:
Timberlands	$4,967	$4,994	$5,069
Wood Products	4,871	4,863	4,988
Pulp and Paper	7,430	7,604	7,525
Containerboard, Packaging and Recycling	5,532	5,834	6,149
Real Estate and Related Assets	2,472	2,004	1,970
Corporate and Other	5,739	4,003	3,236

	31,011	29,302	28,937
Less: Intersegment eliminations	(1,057)	(703)	(620)

	$29,954	$28,599	$28,317

NOTE 24. GEOGRAPHICAL AREAS

The company attributes sales to and revenues from unaffiliated customers in different geographical areas on the basis of the location of the customer.

Export sales from the United States consist principally of pulp, liquid packaging board, logs, lumber and wood chips to Japan; containerboard, pulp, lumber and recycling material to other Pacific Rim countries; and pulp and hardwood lumber to Europe.

Long-lived assets consist of goodwill, timber and timberlands and property and equipment used in the generation of revenues in the different geographical areas.

Selected information related to the company’s operations by geographical area is as follows:

For the three-year period ended December 26, 2004 (Dollar amounts in millions)	2004	2003	2002
Sales to and revenues from unaffiliated customers:
United States	$18,323	$16,235	$15,253
Japan	946	761	753
Canada	1,598	1,388	1,025
Europe	778	665	565
Other foreign countries	1,020	824	925

	$22,665	$19,873	$18,521

Export sales from the United States:
Japan	$661	$575	$548
Other	1,090	983	929

	$1,751	$1,558	$1,477

For the three-year period ended December 26, 2004 (Dollar amounts in millions)	2004	2003	2002
Earnings before income taxes and cumulative effect of a change in accounting principle:
United States	$1,642	$514	$379
Foreign countries	303	(78)	(8)

	$1,945	$436	$371

Long-lived assets:
United States	$15,578	$16,216	$17,034
Canada	3,728	3,733	3,258
Other foreign countries	262	221	206

	$19,568	$20,170	$20,498

NOTE 25. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dollar amounts in millions except per-share figures	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	YEAR
Net sales and revenues:
2004	$5,037	$5,893	$5,849	$5,886	$22,665
2003	4,614	4,930	5,184	5,145	19,873
Operating income:
2004	352	735	1,060	506	2,653
2003	121	413	304	330	1,168
Earnings before income taxes and a cumulative effect of a change in accounting principle:
2004	183	559	900	303	1,945
2003	(65)	238	124	139	436
Net earnings:
2004	121	369	594	199	1,283
2003	(54)	157	82	92	277
Basic net earnings per share:
2004	.54	1.57	2.46	.82	5.45
2003	(.24)	.71	.37	.41	1.25
Diluted net earnings per share:
2004	.54	1.57	2.45	.82	5.43
2003	(.24)	.71	.37	.41	1.25
Dividends per share:
2004	.40	.40	.40	.40	1.60
2003	.40	.40	.40	.40	1.60
Market prices — high/low:
2004	66.76-60.00	67.80-56.04	65.19-58.57	67.86-59.94	67.86-56.04
2003	53.58-45.80	53.76-47.83	62.00-52.50	63.01-56.01	63.01-45.80

As a result of the issuance of 16,675,000 shares of common stock that occurred in May 2004 (see Note 19: Shareholders’ Interest), and the effect of the issuance on the basic and diluted weighted average shares outstanding during the individual quarters of 2004, compared to the basic and diluted weighted average shares outstanding for the fifty-two weeks ended December 26, 2004, earnings per share for the full year 2004 does not equal the sum of the respective earnings per share for the four quarters of 2004.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Based on their evaluation, the company’s principal executive officer and principal financial officer believe the controls and procedures in place are effective to ensure that information required to be disclosed complies with the SEC’s rules and forms. See “Management’s Report on Internal Control Over Financial Reporting” above.

Changes In Internal Controls

There were no changes in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the company included under the headings “Nominees for Election — Terms Expire in 2005,” “Continuing Directors — Terms to Expire in 2006” and “Continuing Directors — Terms to Expire in 2007” in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 21, 2005, is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 21, 2005, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Party Transactions” and “Change in Control and Severance Agreements” is incorporated herein by reference.

The executive officers of the company are as follows:

Name	Title	Age
Lee T. Alford	Senior Vice President	57
Ernesta Ballard	Senior Vice President	59
Marvin D. Cooper	Senior Vice President	61
William R. Corbin	Executive Vice President	64
Robert A. Dowdy	Senior Vice President	63
Daniel S. Fulton	President & CEO, Weyerhaeuser Real Estate Company	56
Richard E. Hanson	Executive Vice President	61
Michael A. Jackson	Senior Vice President	56
James R. Keller	Senior Vice President	54
Sandy D. McDade	Senior Vice President	53
Susan M. Mersereau	Senior Vice President	58
Edward P. Rogel	Senior Vice President	58
Steven R. Rogel	President	62
Richard J. Taggart	Executive Vice President	62
Jack P. Taylor	Senior Vice President	62
George H. Weyerhaeuser, Jr.	Senior Vice President	51

Lee T. Alford has been senior vice president, Residential Wood Products since June 2004. He was vice president, Softwood Lumber from 2002 to 2004; vice president, Southern Timberlands from 1999 to 2002; and vice president, Mississippi/Louisiana Operations from 1996, when he joined the company, to 1999. Prior to joining the company, he held various management positions with several forest products companies, including Cavenham Forest Industries; Duke City Lumber Company, Inc.; and Crown Zellerbach.

Ernesta Ballard joined Weyerhaeuser in November 2004 as senior vice president, Corporate Affairs. Prior to joining the company, she served as commissioner, Department of Environmental Conservation for the State of Alaska from 2002 to 2004; president, Ballard & Associates (consulting firm) from 1994 to 2002; chief executive officer, Cape Fox Corp. (Alaska Native Village corporation) from 1989 to 1994; and regional administrator, Region 10, U.S. Environmental Protection Agency from 1983 to 1986. In 1997 she was appointed to serve on the board of governors of the U.S. Postal Service.

Marvin D. Cooper has been senior vice president, Pulp, Paper and Containerboard Manufacturing and Engineering, since 2002. Prior to joining the company, he was executive vice president, Pulp and Paper Mills, for Willamette Industries, Inc. from 1998 until 2002 when Willamette was acquired by the company. He was senior vice president, Pulp and Paper Mills for Willamette from 1997 to 1998. Prior to 1997, he held a number of management positions at Willamette in its pulp and fine paper businesses. He joined Willamette in 1980.

William R. Corbin has been executive vice president, Industrial Wood Products and International Business Groups since June 2004. He was executive vice president, Wood Products from 1999 to 2004; executive vice president, Timberlands and Distribution, from 1995 to 1999; and executive vice president, Wood Products from 1992, when he joined the company, to 1995.

Robert A. Dowdy has been senior vice president and general counsel since April 2004 and was vice president, general counsel from 1997 to 2004. He joined Weyerhaeuser in 1972 and held various legal positions with the company prior to 1997.

Daniel S. Fulton has been president and chief executive of Weyerhaeuser Real Estate Company, a subsidiary of the company, since 2001. He was president and chief executive officer of Weyerhaeuser Realty Investors, Inc. a subsidiary of the company, from 1998 to 2000; its chief operating officer from 1996 through 1997; and its chief investment officer from 1994 through 1995. He joined Weyerhaeuser in 1975 and has held various management and investment positions with the company and its subsidiaries.

Richard E. Hanson has been executive vice president and chief operating officer since February 2003. He was executive vice president, Timberlands from 2002 to 2003 and was senior vice president, Timberlands, from 1999 to 2002. He was vice president, Western Timberlands, from 1996 to 1998. He joined Weyerhaeuser in 1969 and has held numerous management positions in timberlands, wood products and paper businesses.

Michael A. Jackson has been senior vice president, Pulp and Paper since December 2004. He was vice president, Fine Paper from 2002 to 2004; vice president, Business Papers from 2000 to 2002; vice president, Recycling from 1998 to 2000; and vice president quality/human resources for Containerboard Packaging from 1993 to 1998. He joined the company in 1977 and held a number of sales and management roles.

James R. Keller has been senior vice president, Containerboard, Packaging and Recycling, since February 2002. From 1997 to 2002, he was vice president and general manager, Containerboard, Packaging and Recycling. He joined Weyerhaeuser in 1974 and has held numerous management positions in containerboard, newsprint and liquid packaging board, shipping containers and timberlands.

Sandy D. McDade has been senior vice president, Canada, since 2003. He was vice president, Strategic Planning from 2000 to 2003 and corporate secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.

Susan M. Mersereau has been senior vice president, Information Technology and Chief Information Officer since 2003. She was vice president, Organizational Effectiveness for Containerboard, Packaging and Recycling from 1998 to 2003, vice president, Business Services and Aviation from 1992 to 1998, and vice president, Weyerhaeuser Information Systems from 1988 to 1992. She joined Weyerhaeuser in 1980 as a program manager and has held various information system management positions.

Edward P. Rogel has been senior vice president, Human Resources since 2003. He was vice president, Human Resources Operations from 2000 to 2003. He joined Weyerhaeuser in 1969 and has held numerous human resources positions with Weyerhaeuser in timberlands, wood products and pulp businesses, in addition to holding corporate-wide responsibilities.

Steven R. Rogel has been the company’s president and chief executive officer since 1997. He has been a director of the company since 1997 and has been chairman of the board since 1999. Prior to joining the company, he served as the president and chief executive officer of Willamette Industries, Inc. from 1995 to 1997 and as its president and chief operating officer from 1991 to 1995. He is a director of the Kroger Company and Union Pacific Corporation, and serves on the National Executive Board Boy Scouts of America. He is the former Chairman of the American Forest & Paper Association, and the National Council for Air and Stream Improvement, Inc.

Richard J. Taggart  has been executive vice president and chief financial officer since 2003. He started his career with Weyerhaeuser in 1974 as a project manager in Wood Products. After leaving Weyerhaeuser in 1985, he became the head of finance for the U.S. subsidiary of CANFOR, a Canadian forest products company. Since rejoining Weyerhaeuser in 1990, he has served as finance and planning director for Engineered Fiber Products; vice president, Investor Relations; vice president and treasurer; and vice president, Finance.

Jack P. Taylor has been senior vice president, Timberlands since 2003. He was vice president, Western Timberlands from 1999 to 2003. He joined Weyerhaeuser in 1969 and has worked in a variety of forestry, timberlands operations and raw materials management positions.

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

Audit Committee Financial Expert

As of December 26, 2004, the Audit Committee of the Board of Directors consisted of William D. Ruckelshaus, Robert J. Herbold, Martha R. Ingram and Donald F. Mazankowski. Mr. Ruckelshaus will retire as a director as of the annual shareholders’ meeting in April 2005. Each member is independent as defined under the New York Stock Exchange rules. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that Robert J. Herbold is an “audit committee financial expert” as defined by SEC rules.

EXECUTIVE COMPENSATION

Information with respect to executive compensation contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 21, 2005, under the headings “Directors’ Compensation,” “Compensation Committee Report on Executive Management Compensation,” “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 21, 2005, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with regard to certain relationships and related transactions contained in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 21, 2005, under the headings “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services in the Notice of Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 21, 2005, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

CORPORATE GOVERNANCE MATTERS

Code of Ethics

The company has adopted a code of ethics that applies to all employees, including the principal executive officer, principal financial officer and principal accounting officer. The code of ethics has previously been filed as an exhibit to Form 10-K and is available on the company’s website at www.weyerhaeuser.com. A copy of the code of ethics is available upon request.

Corporate Governance Guidelines

The company has adopted corporate governance guidelines. The company’s corporate governance guidelines are available on the company’s website at www.weyerhaeuser.com. A copy of the corporate governance guidelines is available upon request.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedule	Page Number(s) in Form 10-K

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	97

Schedule II - Valuation and Qualifying Accounts	98

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in “Financial Statements and Supplementary Data” above.

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

(g)    Description of the Weyerhaeuser Company Option Exercise/Share Purchase Program

(h)    Third Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of March 23, 2004, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Bank Securities Inc., as co-documentation agents.

(i)     Weyerhaeuser Company Long-Term Incentive Compensation Plan approved by shareholders on April 13, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 – Commission File Number 1-4825)

(j)     Weyerhaeuser Company Management Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 – Commission File Number 1-4825)

(k)    Compensation for Directors

(l)     Fee Deferral Plan for Directors of Weyerhaeuser Company

(m)   Fee Deferral Plan for Canadian Directors of Weyerhaeuser Company

(n)    Asset Purchase Agreement dated as of February 17, 2005, between Coastal Acquisition LTD and Weyerhaeuser Company Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005 – Commission File Number 1-4825)

(o)    Weyerhaeuser Company Comprehensive Incentive Compensation Plan

(p)    Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan

12	-	Statements regarding computation of ratios

14	-	Code of Business Conduct and Ethics (incorporated by reference to 2003 Form 10-K filed with the Securities and Exchange Commission on March 5, 2004 – Commission File Number 1-4825)

21	-	Subsidiaries of the Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31	-	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	-	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2005.

WEYERHAEUSER COMPANY

/s/ STEVEN R. ROGEL
Steven R. Rogel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 3, 2005.

/s/ STEVEN R. ROGEL	/s/ ARNOLD G. LANGBO
Steven R. Rogel Principal Executive Officer, Director and Chairman of the Board	Arnold G. Langbo Director

/s/ RICHARD J. TAGGART
Richard J. Taggart Principal Financial Officer	Donald F. Mazankowski Director

/s/ STEVEN J. HILLYARD	/s/ N. W. PIASECKI
Steven J. Hillyard Principal Accounting Officer	Nicole W. Piasecki Director

/s/ WILLIAM RUCKELSHAUS
Richard F. Haskayne Director	William D. Ruckelshaus Director

/s/ ROBERT J. HERBOLD	/s/ RICHARD H. SINKFIELD
Robert J. Herbold Director	Richard H. Sinkfield Director

/s/ MARTHA R. INGRAM	/s/ D. MICHAEL STEUERT
Martha R. Ingram Director	D. Michael Steuert Director

/s/ JOHN I. KIECKHEFER	/s/ JAMES N. SULLIVAN
John I. Kieckhefer Director	James N. Sullivan Director

/s/ CHARLES R. WILLIAMSON
Charles R. Williamson Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

Under date of March 2, 2005, we reported on the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 26, 2004, and December 28, 2003, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 26, 2004, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in 2003. Also, as discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, in 2004.

/s/ KPMG LLP

Seattle, Washington

March 2, 2005

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation And Qualifying Accounts

For the three years ended December 26, 2004

Dollar amounts in millions

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO INCOME	DEDUCTIONS FROM/ (ADDITIONS TO) RESERVE	BALANCE AT END OF PERIOD

Weyerhaeuser
Reserve deducted from related asset accounts:
Doubtful accounts — Accounts receivable
2004	$16	$11	$10	$17

2003	$13	$14	$11	$16

2002	$8	$15	$10	$13

Real Estate and Related Assets
Reserves and allowances deducted from related asset accounts:

Receivables
2004	$6	$—	$2	$4

2003	$6	$3	$3	$6

2002	$5	$1	$—	$6

Mortgage-related financial instruments
2004	$—	$—	$—	$—

2003	$1	$—	$1	$—

2002	$2	$1	$2	$1

Investments in unconsolidated entities held as assets
2004	$3	$—	$—	$3

2003	$3	$1	$1	$3

2002	$2	$1	$—	$3

EXHIBIT INDEX

Exhibits:

3	-

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

(g)    Description of the Weyerhaeuser Company Option Exercise/Share Purchase Program

(h)    Third Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of March 23, 2004, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Bank Securities, Inc., as co-documentation agents

(i)     Weyerhaeuser Company Long-Term Incentive Compensation Plan approved by shareholders on April 13, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 – Commission File Number 1-4825)

(j)     Weyerhaeuser Company Management Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 – Commission File Number 1-4825)

(k)    Compensation for Directors

(l)     Fee Deferral Plan for Directors of Weyerhaeuser Company

(m)   Fee Deferral Plan for Canadian Directors of Weyerhaeuser Company

(n)    Asset Purchase Agreement dated as of February 17, 2005, between Coastal Acquisition LTD and Weyerhaeuser Company Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005 – Commission File Number 1-4825)

(o)    Weyerhaeuser Company Comprehensive Incentive Compensation Plan

(p)    Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan

12	-	Statements regarding computation of ratios

14	-	Code of Business Conduct and Ethics (incorporated by reference to 2003 Form 10-K filed with the Securities and Exchange Commission on March 5, 2004 – Commission File 1-4825)

21	-	Subsidiaries of the Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31	-	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	-	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)