Form 10-Q
period 2005-03-27
WEYERHAEUSER CO
filed 2005-05-05
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 27, 2005 or

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

The number of shares outstanding of the registrant’s class of common stock, as of April 29, 2005, was 242,779,585 common shares ($1.25 par value).

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing

For the thirteen weeks ended March 27, 2005

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 2004. Though not examined by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ended March 27, 2005, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

By	/s/ Steven J. Hillyard
Steven J. Hillyard
Duly Authorized Officer and Principal Accounting Officer

May 5, 2005

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

For the thirteen-week periods ended March 27, 2005 and March 28, 2004

(Dollar amounts in millions except per-share figures)

(Unaudited)

	March 27, 2005	March 28, 2004
Net sales and revenues:
Weyerhaeuser	$4,749	$4,442
Real Estate and Related Assets	655	469

Total net sales and revenues	5,404	4,911

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,652	3,432
Depreciation, depletion and amortization	325	317
Selling expenses	118	120
General and administrative expenses	223	239
Research and development expenses	14	12
Taxes other than payroll and income taxes	46	48
Charges for integration and restructuring (Note 14)	5	15
Charges for closure of facilities (Note 15)	5	4
Other operating costs, net (Note 16)	9	17

	4,397	4,204

Real Estate and Related Assets:
Costs and operating expenses	426	321
Depreciation and amortization	3	2
Selling expenses	33	27
General and administrative expenses	24	17
Taxes other than payroll and income taxes	1	1
Other operating costs, net	—	1

	487	369

Total costs and expenses	4,884	4,573

Operating income	520	338
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(196)	(195)
Less interest capitalized	—	3
Interest income and other	27	3
Equity in income (loss) of affiliates (Note 8)	—	—
Real Estate and Related Assets:
Interest expense incurred	(14)	(15)
Less interest capitalized	14	15
Interest income and other	5	11
Equity in income of unconsolidated entities (Note 8)	10	9

Earnings from continuing operations before income taxes	366	169
Income taxes	(128)	(57)

Earnings from continuing operations	238	112
Earnings from discontinued operations, net of taxes of $1 and $5 (Note 18)	1	9

Net earnings	$239	$121

Basic and diluted net earnings per share (Note 5):
Earnings from continuing operations	$0.98	$0.50
Earnings from discontinued operations (Note 18)	—	0.04

Net earnings	$0.98	$0.54

Dividends paid per share	$0.40	$0.40

See Accompanying Notes to Consolidated Financial Statements

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 27, 2005 and December 26, 2004

(Dollar amounts in millions)

(Unaudited)

	March 27, 2005	Dec. 26, 2004
Assets

Weyerhaeuser
Current assets:
Cash and cash equivalents	$402	$1,044
Receivables, less allowances	1,840	1,558
Inventories (Note 10)	2,122	1,891
Prepaid expenses	634	592
Assets of business held for sale (Note 18)	1,119	1,129

Total current assets	6,117	6,214

Property and equipment, net	11,447	11,672
Construction in progress	324	268
Timber and timberlands at cost, less depletion charged to disposals	3,712	3,733
Investments in and advances to equity affiliates (Note 8)	491	489
Goodwill (Note 9)	2,997	2,996
Deferred pension and other assets	1,197	1,201
Restricted assets held by special purpose entities (Note 7)	914	909

	27,199	27,482

Real Estate and Related Assets
Cash and cash equivalents	5	153
Receivables, less discounts and allowances	60	43
Real estate in process of development and for sale	871	861
Land being processed for development	1,181	1,028
Investments in unconsolidated entities, less reserves (Note 8)	55	59
Other assets	273	283
Consolidated assets not owned (Note 7)	26	45

	2,471	2,472

Total assets	$29,670	$29,954

See Accompanying Notes to Consolidated Financial Statements

Weyerhaeuser Company

	March 27, 2005	Dec. 26, 2004
Liabilities and shareholders’ interest

Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 12)	$2	$3
Current maturities of long-term debt (Note 12)	96	489
Accounts payable	1,150	1,159
Accrued liabilities (Note 11)	1,313	1,432
Liabilities of business held for sale (Note 18)	308	297

Total current liabilities	2,869	3,380

Long-term debt (Note 12)	9,263	9,277
Deferred income taxes	4,315	4,312
Deferred pension, other postretirement benefits and other liabilities	1,494	1,500
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 7)	820	815
Commitments and contingencies (Note 13)

	18,761	19,284

Real Estate and Related Assets
Notes payable and commercial paper (Note 12)	2	2
Long-term debt (Note 12)	869	867
Other liabilities	508	501
Consolidated liabilities not owned (Note 7)	25	45
Commitments and contingencies (Note 13)

	1,404	1,415

Total liabilities	20,165	20,699

Shareholders’ interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 241,687,690 and 240,360,619 shares	302	300
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,110,702 and 2,111,255	144	144
Other capital	4,144	4,075
Retained earnings	4,715	4,573
Cumulative other comprehensive income	200	163

Total shareholders’ interest	9,505	9,255

Total liabilities and shareholders’ interest	$29,670	$29,954

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the thirteen-week periods ended March 27, 2005 and March 28, 2004

(Dollar amounts in millions)

(Unaudited)

	Consolidated		Weyerhaeuser		Real Estate and Related Assets
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Cash flows from operations:
Net earnings	$239	$121	$125	$45	$114	$76
Noncash charges (credits):
Depreciation, depletion and amortization	334	327	331	325	3	2
Deferred income taxes, net	(14)	8	(6)	13	(8)	(5)
Pension and other postretirement benefits expense (Note 4)	50	41	49	40	1	1
Equity in income of affiliates and unconsolidated entities	(10)	(9)	—	—	(10)	(9)
Charges for litigation (Note 13)	12	49	12	49	—	—
Charges for impairment of long-lived assets (Note 15)	—	1	—	1	—	—
Gain on disposition of assets (Note 16)	(1)	(45)	(1)	(45)	—	—
Foreign exchange (gains) losses (Note 16)	(13)	9	(13)	9	—	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(290)	(209)	(273)	(218)	(17)	9
Inventories, real estate and land	(290)	(189)	(216)	(113)	(74)	(76)
Prepaid expenses	(41)	(16)	(42)	(16)	1	—
Accounts payable and accrued liabilities	(160)	(131)	(158)	(120)	(2)	(11)
Other	(43)	(96)	(11)	(59)	(32)	(37)

Net cash from operations	(227)	(139)	(203)	(89)	(24)	(50)

Cash flows from investing activities:
Property and equipment	(119)	(83)	(117)	(79)	(2)	(4)
Timberlands reforestation	(12)	(11)	(12)	(11)	—	—
Acquisition of timberlands	(4)	(21)	(4)	(21)	—	—
Net distributions from (investments in) equity affiliates	8	3	(1)	(1)	9	4
Proceeds from sales of property, equipment and other assets	6	63	6	63	—	—
Intercompany advances	—	—	104	20	(104)	(20)
Other	(1)	4	(1)	4	—	—

Net cash from investing activities	(122)	(45)	(25)	(25)	(97)	(20)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facility, net	(7)	118	19	67	(26)	51
Cash dividends	(97)	(89)	(97)	(89)	—	—
Intercompany return of capital	—	—	—	1	—	(1)
Payments on debt	(405)	(66)	(404)	(60)	(1)	(6)
Exercise of stock options	71	103	71	103	—	—
Other	(3)	(5)	(3)	(5)	—	—

Net cash from financing activities	(441)	61	(414)	17	(27)	44

Net change in cash and cash equivalents	(790)	(123)	(642)	(97)	(148)	(26)
Cash and cash equivalents at beginning of period	1,197	202	1,044	171	153	31

Cash and cash equivalents at end of period	$407	$79	$402	$74	$5	$5

Cash paid during the period for:
Interest, net of amount capitalized	$293	$303	$293	$303	$—	$—

Income taxes	$113	$113	$81	$62	$32	$51

See Accompanying Notes to Consolidated Financial Statements

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen-week periods ended March 27, 2005 and March 28, 2004

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

The consolidated financial statements are unaudited; however, the consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in financial statements prepared under accounting principles generally accepted in the United States have been omitted in accordance with those rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 26, 2004.

Certain reclassifications have been made to conform comparative data to the current format.

Note 2: Prospective Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), in December 2004. Statement 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires the fair value of employee awards issued, modified, repurchased or cancelled after implementation under share-based payment arrangements to be measured as of the grant dates. The resulting cost will then be recognized in the statement of earnings over the service period. The company will implement Statement 123R as of the beginning of fiscal year 2006, as permitted by a Securities and Exchange Commission Rule that was issued in April 2005. The company is not able to estimate at this time the effect that Statement 123R will have on its financial position, results of operations or cash flows when Statement 123R is adopted.

The FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs–An Amendment of ARB No. 43, Chapter 4 (Statement 151), in November 2004. Statement 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the company in the first quarter of fiscal 2006. The company is currently evaluating the effect that the adoption of Statement 151 will have on its financial position and results of operation, but does not expect it to be material.

Weyerhaeuser Company

The FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets–An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (Statement 153), in December 2004. Statement 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the company in the first quarter of fiscal 2006. The company is currently evaluating the effect that the adoption of Statement 153 will have on its financial position and results of operations, but does not expect it to be material.

The FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (Interpretation 47), in March 2005. Interpretation 47 clarifies that a liability must be recognized for a legal obligation to perform an asset retirement activity when the timing or method of settlement are conditional on future events that may or may not be within the control of the company if the fair value of the liability can be reasonably estimated. Interpretation 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation exists. The company is required to adopt Interpretation 47 by the end of 2005. The company is not able to estimate the effect that adoption of Interpretation 47 will have on its financial position or results of operations.

Note 3: Stock-Based Employee Compensation

The company continues to apply the intrinsic-value method for stock-based compensation to employees prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

As described in “Prospective Accounting Pronouncements,” APB Opinion No. 25 will be superceded by Statement 123R effective as of the beginning of fiscal year 2006. Employee awards issued, modified, repurchased or cancelled after implementation of Statement 123R under share-based payment arrangements will be measured at fair value as of the grant dates and the resulting cost will be recognized in the statement of earnings over the service period.

The following table illustrates the effect on net earnings and net earnings per share as if the company had applied the fair-value-recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), to stock-based employee compensation. The company has consistently defined the past year as the service period for purposes of applying the fair value recognition provisions of Statement 123. As a result, stock-based employee compensation expense is reflected as of the option grant dates in the following table.

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net earnings as reported	$239	$121
Less incremental stock-based employee compensation expense determined under fair- value-based method, net of related tax effects	(33)	(33)

Pro forma net earnings	$206	$88

Net earnings per share:
Basic and diluted —as reported	$0.98	$0.54
Basic and diluted —pro forma	$0.85	$0.39

Weyerhaeuser Company

Note 4: Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $50 million and $41 million in the thirteen weeks ended March 27, 2005, and March 28, 2004, respectively. The components of net periodic benefit costs are:

	Pension		Other Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Service cost	$44	$34	$6	$6
Interest cost	81	64	15	12
Expected return on plan assets	(121)	(94)	—	—
Amortization of loss	10	7	7	4
Amortization of prior service cost	11	9	(3)	(1)

	$25	$20	$25	$21

The company contributed $10 million to its Canadian pension plans in the first quarter of 2005 and expects to contribute a total of approximately $43 million to its Canadian pension plans in 2005. The company does not expect to make or be required to make any contributions to its U.S. pension plans during 2005.

Qualified and Registered Pension Plan Investments

The strategy of the U.S. pension trust is to invest directly and via total return partnership swaps in a diversified mix of nontraditional strategies, including hedge funds, private equity, opportunistic real estate and other externally managed alternative investment funds. Various derivatives, such as S&P 500 swaps and fixed income futures, are used to supplement the market exposures embedded in such investments. The derivatives constitute indirect investments held by the U.S. pension trust that serve to increase the return and risk profile of the investment portfolio. The overall return earned by the pension trust is the aggregate of returns earned on direct investments and returns earned on the derivatives. The Canadian pension trust has a similar investment strategy. However, it concentrates direct investments into cash and cash equivalents while gaining return exposures through derivatives. The company has not established target allocations for the direct investment portfolio or the derivatives.

The qualified and registered plans are exposed to the risk of nonperformance by counterparties to the indirect investments but the company does not expect any counterparties to fail to meet their obligations. However, since there are no exchanges of principal on the indirect investments, only the amount of unsettled net receivables are at risk. The company manages this risk through selection of counterparties with a defined minimum credit quality, diversification, settlement provisions and properly documented agreements. Investments in hedge funds and private partnerships are controlled through selection and diversification of managers and strategies and use of limited liability vehicles. Portfolio risk is managed through diversification and by constraining the risk profile of the portfolio within defined boundaries.

The allocation of assets by category for the qualified and registered plans as of December 26, 2004, and December 28, 2003, including the fair value of derivatives, is as follows:

	Dec. 26, 2004	Dec. 28, 2003
Private equity and related funds	24.7%	29.2%
Real estate and related funds	9.5	13.0
Common stock and S&P total return index exposure	3.4	5.1
Fixed income	23.4	21.5
Hedge funds	39.1	31.2
Net receivables	0.4	0.5
Accrued liabilities	(0.5)	(0.5)

	100.0%	100.0%

Weyerhaeuser Company

The approximate fair value of derivatives held by the qualified and registered plans as of December 26, 2004, and December 28, 2003, is as follows:

Dollar amounts in millions	Dec. 26, 2004	Dec. 28, 2003
Private equity and related funds	$(9)	$(9)
Common stock and S&P total return index exposure	146	219
Fixed income	—	(4)
Hedge funds	265	249
Net receivables	19	21

	$421	$476

The total approximate notional amount of derivatives held by the qualified and registered plans as of December 26, 2004, and December 28, 2003, is as follows:

Dollar amounts in millions	Dec. 26, 2004	Dec. 28, 2003
Private equity and related funds	$166	$150
Common stock and S&P total return index exposure	1,718	1,677
Fixed income	1,495	1,330
Hedge funds	1,936	1,338

	$5,315	$4,495

The expected return on plan assets assumption reflects the company’s best estimate regarding the long-term expected return on the U.S. portfolio. The expected return assumption is based on historical fund returns. The Canadian fund’s investment strategy has mirrored that of the U.S. plan since 1998. Over the period of 20 years during which this investment strategy has been pursued, the U.S. fund has achieved a net compound annual return of 17.4 percent. The determination of the expected return on plan assets assumption requires a high degree of judgment and places weight on more recent pension plan asset performance. The expected return on plan assets assumption as of December 26, 2004, is:

Direct investments	7.3%
Derivatives	2.2

9.5%

Actual Return on Plan Assets

The composition of the actual return on plan assets in each of the years in the three-year period ended December 26, 2004, is as follows:

Dollar amounts in millions	2004	2003	2002
Direct investments	$378	$362	$54
Derivatives	253	667	(570)

	$631	$1,029	$(516)

Weyerhaeuser Company

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

	Thirteen weeks ended
	March 27, 2005	March 28, 2004
Weighted average shares outstanding (thousands):
Basic	242,863	223,728
Dilutive effect of stock options	1,322	1,344

Diluted	244,185	225,072

Options to purchase 4,500 shares and 157,400 shares were not included in the computation of diluted earnings per share for the thirteen weeks ended March 27, 2005, and March 28, 2004, respectively, because the option exercise prices were greater than the average market price of common shares during the respective periods.

Note 6: Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net earnings	$239	$121
Other comprehensive income:
Foreign currency translation adjustments	33	(25)
Unrealized gains on available-for-sale securities, net of tax	—	1
Net derivative gains (losses) on cash flow hedges, net of tax	3	(3)
Reclassification of net (gains) losses on cash flow hedges, net of tax	1	(1)

Comprehensive income	$276	$93

Note 7: Consolidation of Variable Interest Entities

The company adopted the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (Interpretation 46R), as of March 28, 2004. Interpretation 46R addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

During 2002 through 2004, the company closed several significant sales of nonstrategic timberlands. Beginning with the financial statements included in the company’s Form 10-K for the year ended December 26, 2004, the company consolidated the assets and liabilities of the buyer-sponsored special purpose entities and the monetization special purpose entities (collectively “the SPEs”) involved in these transactions in its consolidated financial statements as the result of an interpretation of Interpretation 46R. However, because the SPEs are separate and distinct legal entities from the company, the assets of the SPEs are not available to satisfy the liabilities and obligations of the company and the liabilities of the SPEs are not liabilities or obligations of the company. Deferred gains on the sales of nonstrategic timberlands of $58 million and $59 million as of March 27, 2005, and December 26, 2004, respectively, are included in “Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities” on the accompanying consolidated balance sheet.

Weyerhaeuser Company

Sales proceeds paid to buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million as of both March 27, 2005, and December 26, 2004. The monetization SPEs had long-term debt of $756 million as of March 27, 2005, and December 26, 2004. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under Interpretation 46R. The company’s real estate subsidiaries have consolidated three entities under Interpretation 46R, with estimated assets and liabilities of $26 million and $25 million, respectively, as of March 27, 2005, and estimated assets and liabilities of $45 million as of December 26, 2004. As of March 27, 2005, the company’s real estate development subsidiaries have 17 lot option purchase agreements entered into prior to December 31, 2003, with deposits of approximately $44 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $183 million. In addition, as of March 27, 2005, the company’s real estate development subsidiaries have 16 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $13 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $264 million. One of the company’s real estate subsidiaries has approximately $9 million in subordinated loans at risk at March 27, 2005, in 30 variable interest entities.

Note 8: Equity Affiliates

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Weyerhaeuser

Weyerhaeuser’s significant equity affiliates as of March 27, 2005, are:

•	Liaison Technologies, LLC — A 40 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries.

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing investment management services to institutional and individual investors.

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights and freehold land on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in pine forests in Uruguay and Australia.

•	Southern Cone Timber Investors Limited— A 50 percent owned joint venture that has invested in plantation forests in Uruguay.

Weyerhaeuser Company

Unconsolidated financial information for affiliated companies, which are accounted for on the equity method, follows. Unconsolidated net sales and revenues, operating income and net income (loss) for the thirteen weeks ended March 28, 2004, include the results of SCA Weyerhaeuser Packaging Holding Company Asia Ltd. (SCA). The company sold its interest in SCA in June 2004.

Dollar amounts in millions	March 27, 2005	Dec. 26, 2004
Current assets	$185	$173
Noncurrent assets	1,138	1,124
Current liabilities	150	146
Noncurrent liabilities	321	314

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales and revenues	$174	$160
Operating income	5	5
Net income (loss)	2	(3)

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

Real Estate and Related Assets

Unconsolidated financial information for entities that are accounted for on the equity method follows:

Dollar amounts in millions	March 27, 2005	Dec. 26, 2004
Current assets	$41	$47
Noncurrent assets	864	868
Current liabilities	48	35
Noncurrent liabilities	553	570

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales and revenues	$19	$18
Operating income	14	13
Net income	12	10

Note 9: Goodwill

The changes in the carrying amount of goodwill for the thirteen weeks ended March 27, 2005, are as follows:

Dollar amounts in millions	Timberlands	Wood Products	Pulp and Paper	Containerboard, Packaging and Recycling	Corporate and Other	Total
Balance as of December 26, 2004	$43	$791	$863	$1,285	$14	$2,996
Effect of foreign currency translation and other adjustments	—	2	—	—	(1)	1

Balance as of March 27, 2005	$43	$793	$863	$1,285	$13	$2,997

Weyerhaeuser Company

The preceding goodwill balances for Timberlands and Wood Products exclude the goodwill of B.C. Coastal Group, which has been reclassified into “assets of business held for sale” in the accompanying balance sheet. As summarized in Note 18: Discontinued Operations, the goodwill related to B.C. Coastal Group was $252 million and $248 million as of March 27, 2005, and December 26, 2004, respectively.

Note 10: Inventories

Dollar amounts in millions	March 27, 2005	Dec. 26, 2004
Logs and chips	$159	$115
Lumber, plywood, panels and engineered lumber	552	397
Pulp and paper	419	402
Containerboard and packaging	255	264
Other products	231	206
Materials and supplies	506	507

	$2,122	$1,891

Note 11: Accrued Liabilities

Dollar amounts in millions	March 27, 2005	Dec. 26, 2004
Payroll—wages and salaries, incentive awards, retirement and vacation pay	$564	$564
Income taxes	131	152
Taxes—Social Security and real and personal property	64	71
Current portion of product liability reserves	21	21
Interest	109	207
Other	424	417

	$1,313	$1,432

Note 12: Debt

Weyerhaeuser Company had a short-term bank credit line of $1.2 billion under a 364-day revolving facility at December 26, 2004. The 364-day revolving line of credit expired in March 2005.

In March 2005, Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) entered into a $1.2 billion 5-year revolving credit facility to replace the 364-day revolving credit facility that expired. The new 5-year facility expires March 2010. WRECO can borrow up to $400 million under this facility. Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowings of the other under this facility.

In addition, Weyerhaeuser Company has a revolving credit facility agreement entered into with a group of banks that expires in March 2007 and that provides for borrowings up to a total amount of $1.3 billion, all of which is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

Of the total committed bank facilities of $2.5 billion, $2.5 billion was available as of March 27, 2005, for incremental borrowings.

In April 2005, in conjunction with an appeal bond posted in the Paragon litigation (see Note 13: Legal Proceedings, Commitments and Contingencies), the company obtained $500 million in letters of credit against the March 2010 credit facility. Subsequent to the issuance of these letters of credit, the company had $2.0 billion available under the lines of credit.

Weyerhaeuser Company

Note 13: Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The settlement was approved in December 2000, and is binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. In the third quarter of 2004, an adjustment was made to reduce the reserve by $20 million based upon a review of the activities and trends over the preceding four years. At the end of the first quarter of 2005, the company had approximately $55 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	Thirteen weeks ended March 27, 2005	Fifty-two weeks ended
		Dec. 26, 2004	Dec. 28, 2003
Number of claims filed during the period	160	1,740	3,830
Number of claims resolved	105	2,990	4,245
Number of claims unresolved at end of period	635	580	1,830
Number of damage awards paid	40	1,140	1,770
Average damage award paid	$2,790	$2,790	$3,400

The higher average damage award paid in 2003 was due primarily to a greater number of awards for multi-family structures and fewer awards for single-family residences in 2003 than in 2004 or 2005. The deadline for filing claims arising from hardboard siding installed between 1981 and 1987 occurred in December 2003.

The company has received $52 million in recoveries from its insurance carriers by way of negotiated settlements.

The company currently has no litigation pending with any person or entity that has opted out of the settlement. Individuals and entities that have opted out of the settlement may file lawsuits against the company in the future.

Antitrust Litigation In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits named as defendants several other major containerboard and packaging producers. The complaint in the first case alleged the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleged that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period from October 1993 through November 1995. In September 2001, the district court certified both classes. In September 2003, the company, Georgia-Pacific and International Paper requested preliminary approval of a $68 million settlement of the class action litigation. The company recognized a pretax charge of $23 million in the third quarter of 2003, representing the company’s portion of the settlement. Final approval of the settlement occurred in December 2003. Approximately 165 members of the classes opted out of the class and filed thirteen lawsuits against the company and other producers. In the fourth quarter of 2004, Weyerhaeuser settled one of the opt-out claims for $165 thousand. In April 2005, the company settled a second opt-out claim and recognized a pretax charge of $12 million in the first quarter of 2005. It was the only opt-out lawsuit set for trial. In most of the cases the plaintiffs are seeking both state and federal antitrust remedies. It is possible that additional class members that opted out may file lawsuits against the company in the future. The company has not recorded a reserve for the remaining opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

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

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging that from 1996 to the present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million, which was automatically trebled to $79 million under the antitrust laws. The company recognized a pretax charge of $79 million in the first quarter of 2003. The company’s motion for a judgment notwithstanding the verdict was denied in July 2003. The company has appealed the matter to the U.S. Court of Appeals for the Ninth Circuit. A hearing on the appeal occurred in December 2004 and the company is awaiting a decision on the merits. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future. In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court of Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the jury trial held in April 2003. The plaintiff alleges a fraud was committed on the court during the initial trial and argues that as a result the judgment against the plaintiff should be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. The complaint alleges damages after trebling of $20 million. The company denies the allegations in the complaint and is actively defending the matter. The company has not recorded a reserve for this matter and it is unknown at this time what, if any, charges may be taken for this matter in the future.

In April 2003, two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. The first suit (the Westwood case) was settled in March 2004, for approximately $35 million and the company recognized a pretax charge of $35 million in the first quarter of 2004. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. In April 2004, the company announced a settlement of the Coast Mountain case for $14 million, which resulted in the recognition of a pretax charge of $14 million in the first quarter of 2004.

In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleged monopolization of the alder log and lumber markets from 1998 to the present and sought damages, after trebling, of $32 million, which was increased to $36 million in March 2004, as well as divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. In May 2004, a jury awarded damages, after trebling, of $16 million for the period for which the judge had determined there was issue preclusion as a result of the Initial Alder Case, but found no monopolization or attempted monopolization for the period for which issue preclusion did not apply. As a result of the judgment, the company recognized a pretax charge of $16 million in the second quarter of 2004. The company believes that the finding of issue preclusion was incorrect as a matter of law and that a number of significant legal errors were made by the trial court. The company’s motion for judgment as a matter of law was denied in July 2004. The company filed an appeal with the U.S. Court of Appeals for the Ninth Circuit and is awaiting a date for oral argument. While the company believes that the reserve balance established for this matter is adequate, the company is unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

In July 2004, a lawsuit was filed against the company by five hardwood mill owners in U.S. District Court in Oregon and was assigned to the same judge who has heard the other alder matters. The plaintiffs made the same allegations as the other alder complaints but added a new species, maple. The maple allegations were dismissed in the first quarter of 2005. The plaintiffs originally sought trebled damages of $56 million, including $4 million related to maple sawlogs, and their complaint included a request that the judge enjoin some of the company’s business practices. Thereafter, a first amended complaint was filed which lowered the damage demand to trebled damages of $53 million, including $4 million related to maple sawlogs. In April 2005, a second amended complaint was filed requesting trebled damages related to the alder allegations of $53 million. The lawsuit continues to request the judge to enjoin many of the company’s key business practices with respect to alder and a request for divestiture of a part of the company’s hardwood business. The court has denied the company’s motion to stay all proceedings pending a decision by the U.S. Court of Appeals for the Ninth Circuit in the Initial Alder Case and has set a jury trial of May 10, 2005. The court has applied issue preclusion based upon the Initial Alder Case so the jury will be instructed

Weyerhaeuser Company

that it has already been established that the company engaged in unspecified anti-competitive conduct. Whether issue preclusion should be applied in this circumstance is an issue that is before the Ninth Circuit Court of Appeals in the Washington Alder case. The company has not recorded a reserve related to this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

On April 29, 2004, a civil antitrust lawsuit was filed against the company in U.S. District Court in Oregon. The complaint alleged that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case currently on appeal, the company monopolized the market for finished alder lumber in the Pacific Northwest and, as a consequence, has been able to charge monopoly prices for finished alder lumber. The lawsuit requested class certification primarily for businesses that purchased finished alder lumber produced by the company from 2000 to the present. The original complaint alleged that the purported class may have realized over $100 million in direct damages, and sought direct and treble damages under the antitrust laws in an amount to be determined at trial. The lawsuit also requested injunctive relief to ensure the availability of alder sawlogs for sawmills competing with the company, which could include termination of certain of the company’s contracts to purchase alder logs or the company’s control over certain timberlands. The lawsuit was assigned to the same judge who presided over the other alder cases. In August 2004, the court dismissed the finished alder allegations with leave to refile and reserved ruling on whether the sawlog allegations should be dismissed. On August 30, 2004, plaintiffs filed a first amended complaint which again asserted monopolization of the alder finished lumber market and expanded the claimed market from the Pacific Northwest to the entire U.S. but deleted the allegations dealing with alder sawlogs. The amended complaint did not specify the amount of damages sought, but asked that the company be enjoined from certain business practices. In April 2005 the company received plaintiffs’ expert report which calculated damages, after trebling, at $68 million. In December 2004, the Judge issued an order certifying the plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The U.S. Court of Appeals for the Ninth Circuit denied the company’s request that it review the certification of the class. The company disagrees with the allegations in the lawsuit and plans to vigorously defend the case. The plaintiffs in the Initial Alder Case also claimed that the company had monopolized the finished alder lumber market in the Pacific Northwest, but the jury found in favor of the company on this claim and that finding was not appealed. The claim of attempted monopolization of the finished alder lumber market was also made in the Washington Alder litigation, but was abandoned by plaintiff during trial. In October 2004, the company asked the U.S. Court of Appeals for the Ninth Circuit to stay the lawsuit pending the U.S. Court of Appeals for the Ninth Circuit’s decision on the Initial Alder Case currently on appeal. In December 2004, the U.S. Court of Appeals for the Ninth Circuit refused to stay the matter. In January 2005, the trial judge ruled against class plaintiff’s attempt at precluding the company from disputing anticompetitive acts. In January 2005, the company filed a motion for summary judgment, which will be argued in the second quarter. In February 2005, class counsel notified the court that approximately 5 percent of the class members opted out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities who have opted out may file lawsuits against the company in the future. An original trial date in March 2005 was continued to June 21, 2005, to allow the court time to rule on the motion for summary judgment. The company has not recorded a reserve related to this matter and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

Paragon Trade Brands, Inc. Litigation In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in February 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. In June 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. In October 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. The damages phase of the case began on October 30, 2003, and was concluded on December 16, 2003. In April 2005 the Bankruptcy Court imposed approximately $460 million in damages. The company has appealed the liability determination and the amount of damages to the U.S. District Court and has posted a bond of $500 million to cover the appeal. The company has not established a reserve for this matter because, based upon the information currently available to the company, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management does not believe the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), for establishing a reserve in this matter have been met. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations or financial condition for the quarter or the year in which such a charge may be recognized.

Weyerhaeuser Company

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports and the company began making cash deposits relating to the CVD and AD actions. As a result of administrative determinations described below, effective for the first quarter of 2005, the combined CVD and AD rate charged on Weyerhaeuser shipments of Canadian softwood lumber into the United States was reduced from 31.18 percent to 24.36 percent. Since May 2002, the company has made cash deposits relating to the CVD and AD actions at a rate of approximately $20 million to $35 million a quarter. Through March 2005, the company has paid a cumulative total of $286 million in CVD and AD duties and $18 million in related costs on softwood lumber the company has imported into the United States from Canada.

Proceedings

The CVD and AD tariffs are currently under review and challenge in several forums. A summary of these proceedings relating to the CVD and AD tariffs follows:

Administrative Reviews In June 2003, the Department began the process of the annual review for the period May 22, 2002, through March 31, 2003, to determine the final duty rates under both CVD and AD for this time period. On June 2, 2004, the Department issued a preliminary decision for this period setting the company’s AD rate at 8.35 percent and its CVD rate at 9.24 percent. These rates are lower than the initial deposit rates of 12.39 percent for AD and 18.79 percent for CVD. The decision included comments on potential changes to the calculation methodology, which could effectively increase the rates. On December 14, 2004, the Department, using, in part, a new cross border price comparison methodology, issued its final determination in the first administrative review. It set the company’s CVD rate at 17.18 percent and AD rate at 8.70 percent. On January 14, 2005, the Department amended the AD rate downward to 7.99 percent. On February 17, 2005, the Department amended the final CVD rate downward to 16.37 percent. These are the rates the Department will instruct U.S. Customs to implement on entries of softwood lumber imported during the period from May 22, 2002, to March 31, 2003, and for duty deposits going forward. The determination is subject to appeal by both sides. On February 17, 2005, the company filed an appeal of the AD determination to the Court of International Trade (CIT). On the same date the Coalition appealed both the CVD and AD determinations to the CIT. Canada has also requested the formation of a NAFTA Panel to contest the CVD determination by the Department. The various actions filed in the CIT relating to the AD determination have been consolidated by court order. In addition on March 7, 2005, CIT granted an order enjoining the Department and U.S. Customs from liquidating or causing or permitting liquidation of the AD deposits covering the period of May 22, 2002, through April 30, 2003, the first administrative review.

Weyerhaeuser Company

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

AD Panel The panel convened to review the Department’s AD findings ruled that the Department must change its methodology for computing an anti-dumping margin in an investigation when only some product sales are found to have been dumped and other sales are found to have been made at above a “dumped” price. The Department’s current practice is called zeroing. After receiving further submissions, the NAFTA AD panel is expected to issue a decision in mid-2005 on the practice of using zeroing.

CVD Panel There have been a series of NAFTA CVD panel decisions that have resulted in the matter being sent back to the Department for re-determinations.

In June 2004, a second CVD panel decision concluded that the Department’s calculations were seriously flawed and sent the matter back to the Department for recalculation to determine the level of subsidy. On July 30, 2004, the Department issued a second remand determination, which calculated a revised CVD rate of 7.82 percent. On December 1, 2004, the NAFTA panel again ordered the Department to reconsider its CVD computations and asked the Department to finish its work on the recalculations. The Department recalculated the CVD rate at 1.8 percent. This determination has again been appealed to the NAFTA panel.

Injury Panel On September 1, 2004, the NAFTA Injury Panel ordered the ITC to reverse its earlier decision of injury and on September 11, 2004, the ITC agreed that the U.S. softwood lumber industry is not threatened with material injury by reason of softwood imports from Canada. By decision issued on October 12, 2004, the Panel affirmed the ITC’s decision and the decision became final on October 25, 2004, when it was published by the NAFTA Secretariat.

NAFTA Extraordinary Challenges The final NAFTA decision on injury has been challenged by the U.S. Trade Representative (USTR) before a newly constituted panel called the Extraordinary Challenge Committee (ECC). An ECC consisting of 3 members (2 from Canada and 1 from the U.S.) has been announced. A hearing date has been scheduled for June 2 and 3, 2005, with a decision expected in July. A final decision on the CVD rate calculation may also be challenged before an ECC.

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

Byrd Amendment The WTO appeals body has affirmed a panel ruling against the United States that the so-called “Byrd Amendment,” which provides for the distribution of AD and CVD duties to petitioners, is inconsistent with U.S. international obligations. On September 1, 2004, the WTO gave Canada and other countries the right to impose trade sanctions on the United States in retaliation for collecting such duties and making them available for distribution under the Byrd Amendment. On March 31, 2005, Canada announced a retaliation surtax commencing May 1, 2005, of 15 percent against certain U.S. goods exported to Canada in the amount of about $14 million (Canadian). The U.S. Administration has signaled that it will introduce legislation to repeal the Byrd Amendment, but the timing and prospects for such legislation are unclear.

Weyerhaeuser Company

USTR Section 129 Process In June 2004, pursuant to U.S. law, the USTR asked the ITC to provide an advisory report as to whether it can implement the WTO’s decision against the ITC on threat of injury. In July 2004, the USTR also asked the ITC to issue a new decision on “threat of injury” to bring the United States into compliance with the WTO decision finding against the ITC on injury. Section 129 of the Uruguay Round Agreements Act provides the basic provisions through which the U.S. implements new AD and CVD determinations to make them consistent with an adverse WTO report. The ITC formally began the Section 129 review process in early August 2004. The company has answered questionnaires received in this new process. After a hearing by the ITC in October 2004, the ITC issued a new determination on November 24, 2004, reaffirming that imports of Canadian softwood lumber pose a threat of injury to U.S. industry. In January 2005 Canada requested a NAFTA panel review this ITC decision on threat of injury. Canada has also also sought authorization from WTO to impose $3.4 billion in sanctions on the U.S. for failure to revoke the CVD and AD deposits pursuant to the WTO’s decision on injury. The U.S. is challenging the Canadian request before the WTO.

On November 9, 2004, the USTR also asked the Department to undertake a Section 129 process to comply with the WTO Appellate Body decision of February 14, 2004, that the Department’s countervailing decision was contrary to the WTO Agreement on Subsidies and Countervailing Measures. The Department issued questionnaires and received briefs. On December 10, 2004, the Department issued a decision in which it calculated countervailing duties of 18.62 percent on softwood lumber imports. Canada has sought a compliance review at the WTO for the failure of the U.S. to fully implement the WTO CVD decision. A decision is expected in mid-May 2005. In addition Canada has filed a request for a NAFTA panel to review the Section 129 CVD decision.

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

Kraft Liner/Linerboard Exported from the United States into the People’s Republic of China

In January 2004, the Ministry of Commerce of the People’s Republic of China (MOC) received a petition requesting an anti-dumping investigation on the importing of unbleached kraft liner/linerboard originating in the United States, Thailand, Korea and Taiwan. On March 31, 2004, the MOC announced it would conduct an investigation of the petition. The period of investigation for dumping is from January 1, 2003, to December 31, 2003, and the period of investigation for industry injury is from January 1, 2001, to December 31, 2003. The announcement included Weyerhaeuser as one of five producers in the United States that are subject to the investigation. The company registered with the MOC in April 2004 and filed its response in June 2004. A supplemental request for further information was received and responses were filed with the MOC in the first quarter of 2005. Because any tariffs levied would not be retroactive, the earliest effect on the company would be for sales to China in the month of May 2005. The company is unable to determine at this time whether such investigation could result in the imposition of tariffs; however, the company does not currently believe that any such tariffs would have a material adverse effect on its results of operations, cash flows or financial condition.

Weyerhaeuser Company

Environmental Matters

In late 2002, the EPA issued a notice of violation (NOV) for alleged violations of the Clean Air Act at the company’s Hawesville, Kentucky, pulp and paper mill. Management met with federal officials to resolve the matters alleged in the NOV. Management has reached a tentative settlement of the matter, which includes payment of a penalty of approximately $150,000.

In November 2004, the Oklahoma Department of Environmental Quality — Air Quality Division (DEQ) issued a NOV for alleged violations of the Clean Air Act at the company’s Wright City, Oklahoma, wood products facility. Management has been discussing the issues with the DEQ to resolve the matters alleged in the NOV and believes that settlement of the matter may include payment of a civil penalty of approximately $100,000.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the first quarter of 2005, the company has established reserves totaling $39 million for estimated remediation costs on all of the approximately 71 active sites across its operations. Environmental remediation reserves totaled $38 million at the end of 2004. The increase in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, less the costs incurred to remediate these sites during this period. The company accrued remediation costs of $2 million and $1 million in the first quarters of 2005 and 2004, respectively. The company incurred remediation costs of $1 million and $2 million in the first quarters of 2005 and 2004, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $60 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser Company has guaranteed approximately $70 million of debt of an unconsolidated entity and another party. This includes the guarantee of $25 million of debt that has been legally defeased. In connection with the defeasance, Weyerhaeuser Company would be required to pay under the guarantee if the U.S. government securities set aside in an escrow account is insufficient to pay off the debt in 2005. The value of the assets in the escrow account as of March 2005 is approximately $27 million. In addition, Weyerhaeuser has guaranteed $45 million of debt that expires in 2005, but is subject to an annual extension.

As of March 27, 2005, the Real Estate and Related Assets segment has guaranteed approximately $22 million of debt of unconsolidated entities and has guaranteed performance under two operating leases with future lease payments of approximately $27 million. The debt guarantees expire as follows: $1 million in 2005, $20 million in 2007, and $1 million in 2011. For each of the operating lease guarantees, which extend through 2041, the Real Estate and Related Assets segment would be required to perform if the obligor were to default.

Warranties

WRECO provides warranties on homes closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability was approximately $15 million and $14 million at March 27, 2005, and December 26, 2004, respectively.

Weyerhaeuser Company

Note 14: Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for integration and restructuring:

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Change-in-control agreements	$1	$7
Severance and outplacement costs	2	6
Pension curtailment and benefit enhancement	1	—
Other	1	2

	$5	$15

As of March 27, 2005, Weyerhaeuser accrued liabilities include approximately $10 million of severance accruals related to integration and restructuring charges recognized from 2003 through March 27, 2005. These accruals are associated with approximately 270 employee terminations that have not yet occurred.

Note 15: Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Impairment of long-lived assets	$—	$1
Severance and outplacement costs	2	—
Other closure costs	3	3

	$5	$4

Changes in accrued severance during the thirteen weeks ended March 27, 2005, were as follows:

Dollar amounts in millions
Accrued severance as of December 26, 2004	$9
Costs incurred and charged to expense	2
Payments	(2)

Accrued severance as of March 27, 2005	$9

Weyerhaeuser Company

Note 16: Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, include the following (income) and expenses:

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Gain on disposition of assets	$(1)	$(42)
Charge for alder antitrust litigation (Note 13)	—	49
Charge for linerboard antitrust settlement (Note 13)	12	—
Foreign exchange (gains) losses	(13)	9
Other, net	11	1

	$9	$17

Gain on disposition of assets for the first quarter of 2004 includes a net pretax gain of $33 million recognized in connection with the sale of an oriented strand board mill in Slave Lake, Alberta.

Foreign exchange transaction gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 17: Income Taxes

On October 22, 2004, the American Jobs Creation Act (AJCA) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The company may elect to apply this provision to qualifying earnings repatriations in 2005. The company continues to evaluate the effects of the repatriation provision; however, the company does not expect to be able to complete this evaluation until after the U.S. Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The company expects to complete its evaluation of the effects of the repatriation provision by the end of 2005. The range of possible amounts that the company is considering for repatriation under this provision is between zero and $1.1 billion. The related potential range of income tax that would be paid on such repatriated earnings is between zero and $83 million.

Note 18: Discontinued Operations

B.C. Coastal sale

On February 18, 2005, the company announced it had reached a definitive agreement to sell its British Columbia Coastal Group (B.C. Coastal) assets to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada for approximately $1.2 billion (Canadian) plus working capital. The transaction is not conditioned on financing, but is subject to regulatory approvals. The company expects to complete the sale in the second quarter of 2005. The sale includes 635,000 acres (258,000 hectares) of private timberlands and the annual harvesting rights to 3.6 million cubic meters of public land timber. The sale also includes five softwood sawmills, with a combined annual production of 690 million board feet, and two remanufacturing facilities. The company’s B.C. Coastal operations are included in both the Timberlands and Wood Products segments.

Weyerhaeuser Company

The following table summarizes the U.S. dollar components of net earnings from discontinued operations for the thirteen weeks ended March 27, 2005, and March 28, 2004:

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales	$144	$126

Cost of products sold	132	107
Depreciation, depletion and amortization	6	8
Selling expenses	1	1
General and administrative expenses	1	2
Charges for closure of facilities	2	(3)
Other operating costs, net	—	(3)

Operating income	2	14

Income tax expense	(1)	(5)

Earnings from discontinued operations, net of tax	$1	$9

The following table summarizes the U.S. dollar carrying values of the assets and liabilities of the discontinued operations as of March 27, 2005, and December 26, 2004:

Dollar amounts in millions	March 27, 2005	Dec. 26, 2004
Current assets	$191	$208
Property and equipment	173	172
Timber and timberlands	483	479
Goodwill	252	248
Other assets	20	22

Total assets of discontinued operations	1,119	1,129

Current liabilities	75	66
Deferred income taxes	223	221
Other liabilities	10	10

Total liabilities of discontinued operations	308	297

Net assets of discontinued operations	811	832

Estimated cumulative foreign currency translation gains	(80)	(66)

Estimated carrying value of discontinued operations	$731	$766

The company has entered into foreign exchange contracts in connection with the pending sale of the B.C. Coastal operations. To the extent applicable, the foreign exchange contracts have been designated as a hedge of the company’s net investment in B.C. Coastal. Foreign exchange contracts in excess of the company’s net investment in B.C. Coastal have not been designated as hedges. As of March 27, 2005, the notional value of the foreign exchange contracts was approximately $903 million and the fair value of these contracts was a loss of approximately $14 million.

Weyerhaeuser Company

Note 19: Subsequent Event

On April 21, 2005, the company announced that its board of directors declared a dividend of 50 cents per share on the common stock of the company payable May 31, 2005, to shareholders of record as of the close of business on May 6, 2005.

Note 20: Business Segments

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s business segments are:

•	Timberlands, which includes logs, chips, timber and other natural resources.

•	Wood Products, which includes softwood lumber, plywood, veneer, composite panels, oriented strand board, hardwood lumber, engineered lumber, raw materials and building materials distribution.

•	Pulp and Paper, which includes pulp, paper and liquid packaging board.

•	Containerboard, Packaging and Recycling.

•	Real Estate and Related Assets.

•	Corporate and Other

As disclosed in Note 18: Discontinued Operations, the company expects to close on the sale of its B.C. Coastal operations in the second quarter of 2005. The financial results of these operations are presented in net earnings of discontinued operations in the accompanying consolidated statement of earnings and the assets and liabilities of these operations are presented as assets and liabilities of business held for sale in the accompanying consolidated balance sheet. The segment data presented in the table below includes the activities of the B.C. Coastal operations in the Timberlands and Wood Products segments.

Weyerhaeuser Company

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Sales to and revenues from unaffiliated customers:
Timberlands	$264	$251
Wood Products	2,239	2,147
Pulp and Paper	1,078	969
Containerboard, Packaging and Recycling	1,163	1,066
Real Estate and Related Assets	655	469
Corporate and Other	149	135

	5,548	5,037
Less sales of discontinued operations (Note 18)	(144)	(126)

	5,404	4,911

Intersegment sales:
Timberlands	477	436
Wood Products	83	83
Pulp and Paper	12	12
Containerboard, Packaging and Recycling	14	9
Corporate and Other	5	3

	591	543

Total sales and revenues	5,995	5,454
Intersegment eliminations	(591)	(543)

	$5,404	$4,911

Contribution (charge) to earnings:
Timberlands	$200	$159
Wood Products	131	173
Pulp and Paper	19	(25)
Containerboard, Packaging and Recycling	48	24
Real Estate and Related Assets	183	120
Corporate and Other	(17)	(76)

	564	375

Interest expense (Weyerhaeuser only)	(196)	(195)
Less capitalized interest (Weyerhaeuser only)	—	3

Earnings before income taxes	368	183
Income taxes	(129)	(62)

Net earnings	$239	$121

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the company’s markets in the second quarter of 2005; expected earnings and performance of the company’s business segments during the second quarter of 2005, demand and pricing for the company’s products in the second quarter of 2005, production costs and production levels in the second quarter of 2005, non-strategic timberland sales in the second quarter of 2005, land sales in the second quarter of 2005, expected capital expenditures in 2005, the expected closing of the sale of B.C. Coastal operations in the second quarter of 2005 and use of the sale proceeds for debt repayment, expectations regarding returns on pension assets and contributions to pension plans, and other matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	the effect of general economic conditions, including the level of interest rates and housing starts;

•	market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	the company’s ability to increase the prices of its products;

•	energy prices;

•	weather conditions;

•	availability and pricing of raw materials;

•	the availability of transportation;

•	the successful execution of internal performance plans and the performance of the company’s manufacturing operations;

•	performance of pension investments and related derivatives;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	fires, floods and other natural disasters; and

•	regulatory actions and legal proceedings.

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

Consolidated Results

A summary of consolidated results for the thirteen-week periods ended March 27, 2005, and March 28, 2004, follows:

	Thirteen weeks ended
Dollar amounts in millions, except per-share data	March 27, 2005	March 28, 2004
Net sales and revenues	$5,404	$4,911
Operating income	520	338
Net earnings	239	121
Net earnings per share, basic and diluted	0.98	0.54

Consolidated net sales and revenues increased $493 million, or 10 percent, in the first quarter of 2005, compared to the first quarter of 2004 due to increased sales in all segments. Real Estate and Related Assets sales increased $186 million due to higher average selling prices for single-family homes, an increase in the number of single-family home sales closed and approximately $52 million more in land and lot sales. In addition, price realizations for softwood lumber, engineered lumber products, pulp, fine paper and packaging increased in the first quarter of 2005, compared to the first quarter of 2004. The foregoing increases were partially offset by lower oriented strand board price realizations and shipment volumes and lower packaging shipment volumes.

The results presented in the table above exclude net sales and revenues of discontinued operations of $144 million and $126 million for the thirteen weeks ended March 27, 2005, and March 28, 2004, respectively, and operating income of discontinued operations of $2 million and $14 million for the the thirteen weeks ended March 27, 2005, and March 28, 2004, respectively.

Items that Affected Results:

A summary of some significant items that are included in operating income and earnings from continuing operations follows:

	Operating income			Earnings from continuing operations
	Thirteen weeks ended			Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004	Change	March 27, 2005	March 28, 2004	Change
(Charge) benefit:
Facility closures or sales	$(5)	$29	$(34)	$(4)	$19	$(23)
Antitrust litigation	(12)	(49)	37	(8)	(32)	24
Foreign exchange gains (losses)	13	(9)	22	8	(6)	14
Integration and restructuring	(5)	(15)	10	(3)	(10)	7

These and other factors that affected the quarter-to-quarter comparison of operating income and net earnings are discussed in the segment analyses that follow. The Timberlands and Wood Products segment analyses include the results of the company’s B.C. Coastal operations which are subject to a pending sale agreement that is expected to close in the second quarter of 2005 (see Note 18 of Notes to Consolidated Financial Statements).

Weyerhaeuser Company

Timberlands

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales and revenues	$264	$251
Contribution to earnings	200	159

Third party log sales volumes and fee harvest volumes for Timberlands for the thirteen week periods ended March 27, 2005, and March 28, 2004, are as follows:

	Thirteen weeks ended
Volumes in thousands	March 27, 2005	March 28, 2004
Third party log sales — cunits (100 cubic feet)	864	1,044
Fee harvest — cunits (100 cubic feet)	2,248	2,265

Net sales and revenues increased $13 million, or 5 percent, for the first quarter of 2005, compared to the first quarter of 2004. Log price realizations, which include freight and are net of normal sales deductions, increased 3 percent in the West and 7 percent in the South. The volume of logs sold dropped 17 percent in the thirteen weeks ended March 27, 2005, compared to the thirteen weeks ended March 28, 2004, but the majority of the decrease was in lower grade fiber logs that were redirected internally to company mills. Revenues from oil and gas sales and sales of nonstrategic timberlands both increased in the first quarter of 2005, compared to the first quarter of 2004, more than offsetting the lower log revenues.

Contribution to earnings, which represents segment earnings before interest and taxes, increased $41 million for the thirteen weeks ended March 27, 2005, compared to the thirteen weeks ended March 28, 2004. Items that affected the quarterly comparisons of Timberlands contribution to earnings include the following:

•	Improved price realizations in the West resulted in a $15 million increase in earnings in the first quarter of 2005 compared to the first quarter of 2004. A slight increase in fee harvest in the West resulted in an additional $3 million of earnings and minerals revenues also improved by $2 million in the first quarter of 2005 compared to the same period of 2004.

•	Improved price realizations in the South resulted in an $12 million increase in earnings in the first quarter of 2005 compared to the same period in 2004. A decrease in fee harvest in the South due to the sale of the Georgia Timberlands in the third quarter of 2004 resulted in a $3 million reduction in first quarter 2005 earnings compared to the same period in 2004. Earnings from oil and gas sales improved by $7 million in the first quarter of 2005 compared to the first quarter of 2004.

•	Higher fee volume in the B.C. Coastal operations contributed an additional $5 million in earnings in the first quarter of 2005 compared to the same period in 2004.

Weyerhaeuser expects log prices to remain strong in the second quarter of 2005, resulting in second quarter earnings similar to first quarter.

Weyerhaeuser Company

Wood Products

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales and revenues	$2,239	$2,147
Contribution to earnings	131	173

Net sales and revenues increased $92 million, or 4 percent, for the thirteen-week period ended March 27, 2005, compared to the thirteen-week period ended March 28, 2004. The increase in net sales and revenues was primarily due to higher average sales prices for softwood lumber and engineered lumber products, partially offset by lower prices and shipment volumes for oriented strand board. Shipment volumes for plywood and oriented strand board declined 178 million square feet (3/8”), or 11 percent. The primary factors behind this decline were the sale of two plywood mills in December 2004, the redirection of additional oriented strand board volume toward production of engineered lumber, and the sale of the Slave Lake, Alberta oriented strand board mill in February 2004. The Sutton, West Virginia, oriented strand board mill also experienced three weeks of maintenance downtime during the first quarter of 2005 due to chronic problems with a press. Shipment volumes for all other wood products were relatively unchanged. General business conditions were similar in the two periods with U.S. housing starts running at a seasonally adjusted annual rate of 2.1 million in the first quarter of 2005, compared to an annual rate of 1.9 million in the first quarter of 2004.

Contribution to earnings for Wood Products was $131 million in the thirteen weeks ended March 27, 2005, compared to $173 million in the thirteen weeks ended March 28, 2004. Items that affected the quarterly comparison of Wood Products contribution to earnings include the following:

•	The overall price improvements for wood products resulted in a $137 million increase in first quarter 2005 contribution to earnings, compared to first quarter 2004.

•	Cost increases for wood, resin, energy, maintenance, labor, and purchases for resale, coupled with the strengthening Canadian dollar had a negative effect of approximately $160 million on first quarter 2005 contribution to earnings, compared to the same period in 2004. The effect of reduced sales volumes of structural panels on contribution to earnings in 2005, compared to the first quarter of 2004, was a decrease of approximately $15 million.

Second quarter 2005 results for the Wood Products segment are expected to be higher than first quarter due to continued high demand and the resulting effects on prices for all wood products. This outlook assumes that new home construction will continue to be robust, and that rail and truck transportation issues experienced by the company in the first quarter will continue but will not deteriorate. In late April 2005, the Sutton, West Virginia, oriented strand board mill experienced another press outage and the mill is expected to be down for approximately two weeks. Management expects to replace the press, which has had chronic problems, in the second half of 2006.

Third party sales and total production volumes for the major products in Wood Products are as follows:

	Thirteen weeks ended
Third party sales volumes (millions, except logs)	March 27, 2005	March 28, 2004
Softwood lumber — board feet	2,057	2,054
Plywood — square feet (3/8”)	537	642
Veneer — square feet (3/8”)	60	55
Composite panels — square feet (3/4”)	299	301
Oriented strand board — square feet (3/8”)	908	981
Hardwood lumber — board feet	102	103
Logs — in thousands of cunits (100 cubic feet)	187	170

Weyerhaeuser Company

	Thirteen weeks ended
Total production volumes (millions)	March 27, 2005	March 28, 2004
Softwood lumber — board feet	1,821	1,760
Plywood — square feet (3/8”)	303	422
Veneer — square feet (3/8”) (1)	517	585
Composite panels — square feet (3/4”)	267	268
Oriented strand board — square feet (3/8”)	1,007	1,031
Hardwood lumber — board feet	92	89

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Pulp and Paper

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales and revenues	$1,078	$969
Contribution (charge) to earnings	19	(25)

Net sales and revenues increased $109 million, or 11 percent, for the thirteen-week period ended March 27, 2005, compared to the thirteen-week period ended March 28, 2004. The significant changes in net sales and revenues included the following:

•	Pulp sales increased $37 million. Price realizations, which include freight and are net of normal sales deductions, increased approximately $55 per ton, or 10 percent, in the thirteen week period ending March 27, 2005, compared to the thirteen week period ending March 28, 2004. Unit shipments increased approximately 5,000 tons, or less than 1 percent.

•	Fine Paper sales increased $64 million. Price realizations, which include freight and are net of normal sales deductions, increased approximately $94 per ton, or 9 percent, compared to the same period in 2004. Unit shipments declined approximately 6,000 tons, or less than 1 percent.

Contribution to earnings, which represents segment earnings before interest and taxes, of $19 million in the first quarter of 2005 was $44 million greater than the $25 million loss in the same period of 2004. The following factors affected the comparison of segment contribution to earnings for the first quarter:

•	Increased price realizations for pulp and fine paper contributed approximately $110 million to segment earnings in the first quarter of 2005, compared to the first quarter of 2004.

•	The strengthening of the Canadian dollar against the U.S. dollar in the first quarter of 2005 resulted in increased operating costs of the segment’s Canadian facilities of approximately $17 million, resulting from the translation of Canadian-denominated costs into U.S. dollars.

•	Raw material costs increased approximately $13 million in the first quarter of 2005, compared to the same period of 2004, primarily due to higher chip costs and increased usage of previously dried fiber during several boiler-related pulp mill curtailments.

•	Energy and chemical costs increased approximately $10 million in the thirteen weeks ended March 27, 2005, compared to the thirteen weeks ended March 28, 2004, due to higher energy prices and the impact rising energy costs are having on chemical costs.

•	Rising fuel costs also impacted outbound freight costs which increased by $18 million in the first quarter of 2005, compared to the first quarter of 2004.

•	Maintenance and other downtime-related costs increased by approximately $14 million in the first quarter of 2005, compared to the same period of 2004, due in part to boiler-related downtime at three locations. A pulp mill brown stock washer caused downtime at a fourth location and a longer than scheduled annual maintenance outage at an additional location also contributed to the increased costs.

Weyerhaeuser Company

The company expects second quarter earnings for the Pulp and Paper segment to be similar to first quarter due to declining papergrade pulp prices more than offsetting slightly improving prices for other products, seasonally lower production costs for newsprint and higher production levels for liquid packaging.

Third party sales and total production volumes for major Pulp and Paper products follow:

	Thirteen weeks ended
Third party sales volumes (thousands)	March 27, 2005	March 28, 2004
Pulp — air-dry metric tons	629	624
Paper — tons (1)	736	741
Coated groundwood — tons	58	59
Liquid packaging board — tons	60	66
Paper converting — tons	494	483

	Thirteen weeks ended
Total production volumes (thousands)	March 27, 2005	March 28, 2004
Pulp — air-dry metric tons	621	619
Paper — tons (2)	763	743
Coated groundwood — tons	55	55
Liquid packaging board — tons	60	61
Paper converting — tons	506	490

(1)	Includes unprocessed rolls and converted paper volumes.
(2)	Paper machine production.

Containerboard, Packaging and Recycling

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales and revenues	$1,163	$1,066
Contribution to earnings	48	24

Net sales and revenues for the first quarter of 2005 increased $97 million, or 9 percent, compared to the first quarter of 2004. The following factors affected the comparison of first quarter net sales and revenues:

•	Sales of corrugated packaging increased $45 million. Price realizations, which include freight and are net of normal sales deductions, increased approximately $5 per MSF, or approximately 10 percent, in the first quarter of 2005 compared to the first quarter of 2004. Unit shipments declined 792 million square feet, or approximately 4 percent, primarily due to one less shipping day in 2005 and unusually wet weather in southern California and Arizona which adversely affected demand from agricultural producers.

•	Containerboard sales increased $36 million. Unit shipments increased 45,000 tons, or approximately 18 percent, and price realizations, which include freight and are net of normal sales deductions, increased $71 per ton, or approximately 22 percent in the first quarter of 2005, compared to the same period of 2004. These increases were mainly due to an improvement in demand for corrugated packaging in U.S. markets.

•	Sales of recycled products increased $12 million. Sales volumes increased approximately 2 percent and price realizations, which include freight and are net of normal sales deductions, increased approximately 12 percent in the first quarter of 2005, compared to the first quarter of 2004.

Contribution to earnings increased $24 million in the thirteen weeks ended March 27, 2005, compared to the thirteen weeks ended March 28, 2004. Factors that affected the quarterly comparison of the segment’s contribution to earnings include the following:

•	Increased price realizations for containerboard and corrugated packaging contributed approximately $104 million to first quarter 2005 segment earnings, compared to the same period in 2004.

Weyerhaeuser Company

•	Maintenance costs at the containerboard mills were approximately $18 million higher in the first quarter of 2005, compared to the first quarter of 2004, primarily due to higher spending for maintenance and 79,000 tons of market-related downtime taken in 2005 versus 32,000 tons in 2004.

•	Energy and other non-fiber material costs such as chemicals and supplies increased approximately $13 million in the first quarter of 2005, compared to the first quarter of 2004, due to higher energy prices and the impact rising energy costs are having on chemical costs.

•	Labor and other converting costs at packaging facilities increased approximately $10 million in the thirteen weeks ended March 27, 2005, compared to the thirteen weeks ended March 28, 2004, mainly due to lower production volumes.

•	Outbound freight costs increased approximately $8 million in the first quarter of 2005, compared to the first quarter of 2004, primarily due to rising fuel costs, rate increases by rail carriers and switching to higher cost modes of transportation in order to make on-time deliveries.

•	Raw material costs for old corrugated containers (OCC) increased approximately $7 per ton, or 6 percent, in the thirteen weeks ended March 27, 2005, compared to the thirteen weeks ended March 28, 2004. This cost increase negatively affected 2005 first quarter earnings by approximately $7 million.

•	The first quarter of 2005 also includes a $12 million pretax charge for the settlement of a linerboard antitrust lawsuit.

The company expects second quarter 2005 earnings for the Containerboard, Packaging and Recycling segment to increase due to a seasonal improvement in box demand. As market conditions continue to strengthen, the company intends to implement its previously announced price increases for both containerboard and corrugated packaging.

Third party sales and total production volumes for Containerboard, Packaging and Recycling follow:

	Thirteen weeks ended
Third party sales volumes (thousands)	March 27, 2005	March 28, 2004
Containerboard — tons	295	250
Packaging — MSF	17,354	18,146
Recycling — tons	692	678
Kraft bags and sacks — tons	23	24

	Thirteen weeks ended
Total production volumes (thousands)	March 27, 2005	March 28, 2004
Containerboard — tons (1)	1,503	1,503
Packaging — MSF	18,628	19,493
Recycling — tons (2)	1,624	1,607
Kraft bags and sacks — tons	23	24

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging and kraft bags and sacks by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Weyerhaeuser Company

Real Estate and Related Assets

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales and revenues	$655	$469
Contribution to earnings	183	120

Net sales and revenues increased $186 million and contribution to earnings increased $63 million in the thirteen weeks ended March 27, 2005, compared to the thirteen weeks ended March 28, 2004. Sales in markets where the company operates remained strong during the first quarter of 2005 and margins on single-family closings continued to be strong due to price increases implemented during 2004. Net sales and revenues attributable to single family home sales were $535 million and $402 million in the first quarters of 2005 and 2004, respectively. The segment closed 1,189 single family home sales during the thirteen weeks ended March 27, 2005, compared to 1,065 single family home sales in the thirteen weeks ended March 28, 2004. The average sales price for single-family homes was approximately $450,000 in the first quarter of 2005, and approximately $377,000 in the first quarter of 2004. Results for the thirteen weeks ended March 27, 2005, included earnings of $57 million from land sales, compared to $22 million for the thirteen weeks ended March 28, 2004.

Housing sales remain strong with a backlog of homes sold, but not closed, as of March 27, 2005, near six months. The company expects second quarter earnings for Real Estate and Related Assets to decline from the first quarter due to lower land sales.

Corporate and Other

	Thirteen weeks ended
Dollar amounts in millions	March 27, 2005	March 28, 2004
Net sales and revenues	$149	$135
Contribution (charge) to earnings	(17)	(76)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings includes the following:

•	Foreign exchange gains (losses) were $13 million and ($10 million) in the thirteen-week periods ended March 27, 2005, and March 28, 2004, respectively. Foreign exchange transaction gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	The first quarter of 2005 includes $23 million of interest income, including $18 million related to consolidated special-purpose entities, compared to $1 million in the first quarter of 2004.

Interest Expense

Interest expense incurred by Weyerhaeuser was $196 million in the first quarter of 2005, compared to $195 million in the first quarter of 2004. Interest expense for 2005 includes $16 million of interest incurred by special purpose entities the company has consolidated (see Note 7 of Notes to Consolidated Financial Statements). Excluding the interest of the special purpose entities, interest expense incurred by Weyerhaeuser in the first quarter of 2005 decreased $15 million from the same period of 2004, primarily due to repayment of approximately $1.9 billion of long-term debt during 2004.

Income Taxes

The company’s effective income tax rate was 35.0 percent and 34.0 percent in the thirteen weeks ended March 27, 2005, and March 28, 2004, respectively. The company’s effective income tax rate is primarily affected by state income taxes and the benefits of tax credits.

Weyerhaeuser Company

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

Operations

Consolidated net cash used by operations was $227 million in the thirteen weeks ended March 27, 2005, an increase of $88 million over $139 million used in the thirteen weeks ended March 28, 2004. The primary components of the change follow:

•	Cash received from Weyerhaeuser customers, net of cash paid to employees, suppliers and others, decreased by $129 million. The primary drivers of this decrease were increased manufacturing costs and seasonal increases in working capital.

•	Cash received from Real Estate and Related Assets customers, net of cash paid to employees, suppliers and others, increased by $13 million, primarily due to higher margins realized on the closing of single-family homes sales.

•	Cash paid for interest in the first quarter of 2005 declined $10 million from the first quarter of 2004. Excluding the interest paid by special-purposes entities, which was offset by increased interest income from the special-purpose entities, cash paid for interest declined $26 million in the first quarter of 2005.

Investing

Weyerhaeuser’s capital expenditures for the thirteen weeks ended March 27, 2005, excluding acquisitions and Real Estate and Related Assets, were $129 million, compared to $90 million in the thirteen weeks ended March 28, 2004. Capital spending by segment for the thirteen weeks ended March 27, 2005, was $18 million for Timberlands; $26 million for Wood Products; $44 million for Pulp and Paper; $31 million for Containerboard, Packaging and Recycling; and $10 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $850 million for the year; however, this expenditure level could increase or decrease as a consequence of a number of factors, including future economic conditions and weather.

Financing

During the first quarter of 2005, the company, including Real Estate and Related Assets, repaid $405 million of long-term debt. Total interest-bearing debt as of March 27, 2005, was $10.2 billion, down from $10.6 billion as of December 26, 2004. The company paid dividends of $97 million during the quarter ended March 27, 2005, compared to dividends of $89 million during the quarter ended March 28, 2004. The increase in dividends is due primarily to the issuance of 16,575,000 shares of common stock that occurred in May 2004. Proceeds from the issuance of stock options were $71 million in the first quarter of 2005 compared to $103 million in the first quarter of 2004.

In April 2005, the company announced an increase in its quarterly dividend from $0.40 per share to $0.50 per share, effective for the second quarter of 2005.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have established two multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of March 27, 2005. The $1.3 billion multi-year revolving line of credit expires in March 2007 and the $1.2 billion multi-year revolving line of credit expires in March 2010, respectively. WRECO can borrow up to $400 million under the March 2010 facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of March 27, 2005, $2.5 billion was available under these bank facilities for incremental borrowings.

Weyerhaeuser Company

In April 2005, in conjunction with the appeal bond posted in the Paragon litigation (see Note 13 of Notes to Consolidated Financial Statements), the company obtained $500 million in letters of credit against the March 2010 credit facility. Subsequent to the issuance of these letters of credit, the company had $2.0 billion available under the multi-year revolving lines of credit.

As announced on February 18, 2005, the company reached a definitive agreement to sell its B.C. Coastal Group assets to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada for approximately $1.2 billion (Canadian), plus working capital. The transaction is not conditioned on financing, but is subject to regulatory approvals. The company expects to complete the sale in the second quarter of 2005 and use the proceeds primarily for debt repayment.

The company has entered into foreign exchange contracts in connection with the pending sale of its B.C. Coastal assets. As of March 27, 2005, the national value of the foreign exchange contracts was approximately $903 million and the fair value of these contracts was a loss of approximately $14 million.

The company’s debt-to-total capital ratio is as follows:

Dollar amounts in millions	March 27, 2005	Dec. 26, 2004
Notes payable and commercial paper:
Weyerhaeuser	$2	$3
Real Estate and Related Assets	2	2

Long-term debt:
Weyerhaeuser	9,359	9,766
Real Estate and Related Assets	869	867

Capital lease obligations:
Weyerhaeuser	100	103

Total debt	10,332	10,741

Minority interest:
Weyerhaeuser	27	25
Real Estate and Related Assets	42	73

Deferred income taxes:
Weyerhaeuser	4,538	4,533
Real Estate and Related Assets	(30)	(22)

Shareholders’ interest	9,505	9,255

Total capital	$24,414	$24,605

Debt-to-total-capital ratio	42.3%	43.7%

Excluding the Real Estate and Related Assets amounts disclosed above and excluding Weyerhaeuser’s investment in Real Estate and Related Assets of $1.1 billion as of March 27, 2005, and December 26, 2004, Weyerhaeuser’s debt-to-total-capital ratio was 42.1 percent and 43.6 percent as of March 27, 2005, and December 26, 2004, respectively.

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

Weyerhaeuser Company

The company’s expected rate of return on plan assets reflects the company’s best estimate regarding the long-term rate of return on plan assets based on the information that was available as of the measurement date, including historical returns for the last 20 years. As of December 26, 2004, the company is using an expected rate of return on pension plan assets assumption of 9.5 percent. This assumption, which is being used in the determination of the 2005 net periodic benefits costs, is the same assumption that was used for 2004 and 2003. Each 0.5 percent reduction in the expected return on plan assets would increase the 2005 pension plan expense by approximately $17 million for the company’s U.S. qualified pension plans and by approximately $4 million for the company’s Canadian registered pension plans.

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

The company expects it will not be required to make contributions to the U.S. plans during 2005 and will contribute approximately $43 million to its Canadian plans during 2005.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.2 billion as of March 27, 2005, which represented approximately 11 percent of the company’s consolidated assets.

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

Legal, Environmental and Product Liability Reserves Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 13 of Notes to Financial Statements, the company’s legal exposures are significant and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

Weyerhaeuser Company

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

Additionally, as discussed in Note 13 of the Notes to Financial Statements, reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts.

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

Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2005, the company entered into foreign exchange contracts in connection with an agreement to sell the assets of its British Columbia (B.C.) Coastal Group assets. To the extent applicable, the foreign exchange contracts have been designated as a hedge of the company’s net investment in B.C. Coastal Group. Foreign exchange contracts in excess of the company’s net investment in B.C. Coastal Group have not been designated as hedges. As of March 27, 2005, the notional value of the foreign exchange contracts was approximately $903 million and the fair value of these contracts was a loss of approximately $14 million.

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

Changes in Internal Controls

In January 2005, the company implemented several modules to a new general ledger system, including modules related to accounts receivable and accounts payable. This implementation included new hardware and software and is the first phase of a multi-year effort to upgrade the technology supporting the company’s financial systems. These implementations have resulted in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the new system software to individuals involved in transaction processing, review and oversight, analysis and reporting; and establishing a support organization to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management.

Weyerhaeuser Company

Other than described above, there were no changes in the company’s internal control over financial reporting that occurred during the company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

See discussion in Note 13 of Notes to Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	not applicable

Item 3.	Defaults upon Senior Securities	not applicable

Item 4.	Submission of Matters to a Vote of Security Holders	not applicable

Item 5.	Other Information	not applicable

Item 6.	Exhibits

Exhibits

10.	Material Contracts

(a)	Five-Year Competitive Advance and Revolving Credit Agreement (the “Credit Agreement”) among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, LTD., as Documentation Agents, Morgan Stanley Bank, as Co-Documentation Agent, and the lenders, swing line banks and initial fronting banks named therein (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 25, 2005 – Commission File Number 1-4825)

(b)	Description of Director Compensation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 25, 2005 – Commission File Number 1-4825)

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

EXHIBITS INDEX

Exhibits:

10.	Material Contracts

(a)	Five-Year Competitive Advance and Revolving Credit Agreement (the “Credit Agreement”) among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, LTD., as Documentation Agents, Morgan Stanley Bank, as Co-Documentation Agent, and the lenders, swing line banks and initial fronting banks named therein (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 25, 2005 – Commission File Number 1-4825)

(b)	Description of Director Compensation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 25, 2005 – Commission File Number 1-4825)

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)