Form 10-Q
period 2005-06-26
WEYERHAEUSER CO
filed 2005-08-04
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twenty-six weeks ended June 26, 2005, or

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

The number of shares outstanding of the registrant’s class of common stock, as of July 29, 2005, was 242,905,168 common shares ($1.25 par value).

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing

For the twenty-six weeks ended June 26, 2005

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 2004. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the twenty-six week period ended June 26, 2005, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

By	/s/ Steven J. Hillyard
Steven J. Hillyard
Duly Authorized Officer and
Principal Accounting Officer

August 4, 2005

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

For the periods ended June 26, 2005 and June 27, 2004

(Dollar amounts in millions except per-share data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues:
Weyerhaeuser	$5,190	$5,204	$9,939	$9,646
Real Estate and Related Assets	648	524	1,303	993

Total net sales and revenues	5,838	5,728	11,242	10,639

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,974	3,790	7,626	7,222
Depreciation, depletion and amortization	326	318	651	635
Selling expenses	119	122	237	242
General and administrative expenses	218	233	441	472
Research and development expenses	12	13	26	25
Taxes other than payroll and income taxes	48	47	94	95
Charges for integration and restructuring (Note 14)	4	13	9	28
Charges for closure of facilities (Note 15)	3	—	8	4
Other operating costs, net (Note 16)	(40)	43	(31)	60

	4,664	4,579	9,061	8,783

Real Estate and Related Assets:
Costs and operating expenses	441	381	867	702
Depreciation and amortization	4	4	7	6
Selling expenses	36	30	69	57
General and administrative expenses	25	19	49	36
Taxes other than payroll and income taxes	—	—	1	1
Other operating costs, net	(2)	1	(2)	2

	504	435	991	804

Total costs and expenses	5,168	5,014	10,052	9,587

Operating income	670	714	1,190	1,052
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(179)	(218)	(375)	(413)
Less interest capitalized	2	1	2	4
Interest income and other	20	5	47	8
Equity in income of affiliates (Note 8)	4	7	4	7
Real Estate and Related Assets:
Interest expense incurred	(14)	(14)	(28)	(29)
Less interest capitalized	14	14	28	29
Interest income and other	(2)	9	3	20
Equity in income of unconsolidated entities (Note 8)	13	20	23	29

Earnings from continuing operations before income taxes	528	538	894	707
Income taxes (Note 17)	(229)	(183)	(357)	(240)

Earnings from continuing operations	299	355	537	467

Discontinued operations (Note 18):
Earnings from discontinued operations	79	21	81	35
Income tax benefit (expense)	42	(7)	41	(12)

Earnings from discontinued operations	121	14	122	23

Net earnings	$420	$369	$659	$490

Basic net earnings per share (Note 5):
Continuing operations	$1.23	$1.51	$2.20	$2.04
Discontinued operations	0.49	0.06	0.50	0.10

Net earnings per share	$1.72	$1.57	$2.70	$2.14

Diluted net earnings per share (Note 5):
Continuing operations	$1.22	$1.51	$2.19	$2.03
Discontinued operations	0.49	0.06	0.50	0.10

Net earnings per share	$1.71	$1.57	$2.69	$2.13

Dividends paid per share	$0.50	$0.40	$0.90	$0.80

See Accompanying Notes To Consolidated Financial Statements

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 26, 2005 and December 26, 2004

(Dollar amounts in millions)

(Unaudited)

	June 26, 2005	Dec. 26, 2004
Assets

Weyerhaeuser
Current assets:
Cash and cash equivalents	$1,704	$1,044
Receivables, less allowances	2,008	1,558
Inventories (Note 10)	2,018	1,891
Prepaid expenses	612	592
Assets of business held for sale (Note 18)	—	1,129

Total current assets	6,342	6,214

Property and equipment, net	11,175	11,672
Construction in progress	451	268
Timber and timberlands at cost, less depletion charged to disposals	3,709	3,733
Investments in and advances to equity affiliates (Note 8)	495	489
Goodwill (Note 9)	2,977	2,996
Deferred pension and other assets	1,249	1,201
Restricted assets held by special purpose entities (Note 7)	916	909

	27,314	27,482

Real Estate and Related Assets
Cash and cash equivalents	11	153
Receivables, less discounts and allowances	57	43
Real estate in process of development and for sale	992	905
Land being processed for development	1,341	1,042
Investments in unconsolidated entities, less reserves (Note 8)	58	59
Other assets	220	270

	2,679	2,472

Total assets	$29,993	$29,954

See Accompanying Notes To Consolidated Financial Statements.

Weyerhaeuser Company

	June 26, 2005	Dec. 26, 2004
Liabilities and shareholders’ interest

Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 12)	$2	$3
Current maturities of long-term debt (Note 12)	225	489
Accounts payable	1,225	1,159
Accrued liabilities (Note 11)	1,655	1,432
Liabilities of business held for sale (Note 18)	—	297

Total current liabilities	3,107	3,380
Long-term debt (Note 12)	8,926	9,277
Deferred income taxes	4,320	4,312
Deferred pension, other postretirement benefits and other liabilities	1,560	1,500
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 7)	784	815
Commitments and contingencies (Note 13)

	18,697	19,284

Real Estate and Related Assets
Notes payable and commercial paper (Note 12)	5	2
Long-term debt (Note 12)	854	867
Other liabilities	588	546
Commitments and contingencies (Note 13)

	1,447	1,415

Total liabilities	20,144	20,699

Shareholders’ interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 242,848,231 and 240,360,619 shares	303	300
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,055,431 and 2,111,255 shares	140	144
Other capital	4,212	4,075
Retained earnings	5,012	4,573
Cumulative other comprehensive income	182	163

Total shareholders’ interest	9,849	9,255

Total liabilities and shareholders’ interest	$29,993	$29,954

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the twenty-six week periods ended June 26, 2005 and June 27, 2004

(Dollar amounts in millions)

(Unaudited)

	Consolidated		Weyerhaeuser		Real Estate and Related Assets
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Cash flows from operations:
Net earnings	$659	$490	$449	$339	$210	$151
Noncash charges (credits):
Depreciation, depletion and amortization	666	659	659	653	7	6
Deferred income taxes, net (Note 18)	(209)	85	(197)	97	(12)	(12)
Pension and other postretirement benefits (Note 4)	88	92	85	89	3	3
Equity in income of affiliates and unconsolidated entities (Note 8)	(27)	(36)	(4)	(7)	(23)	(29)
Charges for litigation (Note 13)	30	65	30	65	—	—
Charges for impairment of long-lived assets (Notes 15 and 16)	—	3	—	3	—	—
Gain on sale of B.C. Coastal Group operations (Note 18)	(64)	—	(64)	—	—	—
Gain on previous timberlands sales (Note 7)	(57)	—	(57)	—	—	—
(Gain) loss on disposition of assets (Note 16)	1	(39)	1	(39)	—	—
Foreign exchange losses (Note 16)	—	16	—	16	—	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(461)	(361)	(448)	(382)	(13)	21
Inventories, real estate and land	(272)	(226)	(111)	(34)	(161)	(192)
Prepaid expenses	(36)	(30)	(43)	(33)	7	3
Accounts payable and accrued liabilities	172	70	217	25	(45)	45
Other	(51)	(150)	3	(94)	(54)	(56)

Net cash from operations	439	638	520	698	(81)	(60)

Cash flows from investing activities:
Property and equipment	(320)	(167)	(313)	(159)	(7)	(8)
Timberlands reforestation	(18)	(18)	(18)	(18)	—	—
Acquisition of timberlands	(22)	(33)	(22)	(33)	—	—
Net distributions from equity affiliates	19	28	—	11	19	17
Proceeds from sale of:
Property, equipment and other assets	18	92	18	92	—	—
B.C. Coastal Group operations (Note 18)	1,107	—	1,107	—	—	—
Intercompany advances	—	—	35	(56)	(35)	56
Other	(9)	4	(9)	4	—	—

Net cash from investing activities	775	(94)	798	(159)	(23)	65

Cash flows from financing activities:
Issuances of debt	1	—	1	—	—	—
Notes, commercial paper borrowings, and revolving credit facility, net	19	(14)	42	(13)	(23)	(1)
Cash dividends	(220)	(179)	(220)	(179)	—	—
Intercompany return of capital	—	—	—	1	—	(1)
Payments on debt	(625)	(895)	(610)	(873)	(15)	(22)
Proceeds from common share offering	—	954	—	954	—	—
Exercise of stock options	136	131	136	131	—	—
Other	(7)	(6)	(7)	(6)	—	—

Net cash from financing activities	(696)	(9)	(658)	15	(38)	(24)

Net change in cash and cash equivalents	518	535	660	554	(142)	(19)
Cash and cash equivalents at beginning of period	1,197	202	1,044	171	153	31

Cash and cash equivalents at end of period	$1,715	$737	$1,704	$725	$11	$12

Cash paid (received) during the period for:
Interest, net of amount capitalized	$386	$426	$386	$426	$—	$—

Income taxes	$276	$133	$104	$82	$172	$51

See Accompanying Notes To Consolidated Financial Statements.

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six week periods ended June 26, 2005 and June 27, 2004

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

Certain of the consolidated financial statements and Notes to Consolidated Financial Statements are presented in two groupings: (1) Weyerhaeuser, principally engaged in the growing and harvesting of timber and the manufacture, distribution and sale of forest products, and (2) Real Estate and Related Assets, principally engaged in real estate development and construction and other real estate related activities. The term “company” refers to Weyerhaeuser Company, all of its majority-owned domestic and foreign subsidiaries and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. The term “Weyerhaeuser” refers to the forest products-based operations and excludes the Real Estate and Related Assets operations.

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

The FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs–An Amendment of ARB No. 43, Chapter 4 (Statement 151), in November 2004. Statement 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the company in the first quarter of fiscal 2006. The company is currently evaluating the effect that the adoption of Statement 151 will have on its financial position and results of operations, but does not expect it to be material.

Weyerhaeuser Company

The FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets–An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (Statement 153), in December 2004. Statement 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and is required to be adopted by the company in the third quarter of fiscal 2005. The company is currently evaluating the effect that the adoption of Statement 153 will have on its financial position and results of operations, but does not expect it to be material.

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

As described in “Prospective Accounting Pronouncements,” APB Opinion No. 25 will be superseded by Statement 123R effective as of the beginning of fiscal year 2006. Employee awards issued, modified, repurchased or cancelled after implementation of Statement 123R under share-based payment arrangements will be measured at fair value as of the grant dates and the resulting cost will be recognized in the statement of earnings over the service period.

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

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net earnings as reported	$420	$369	$659	$490
Less incremental stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	—	—	(33)	(33)

Pro forma net earnings	$420	$369	$626	$457

Earnings per share:
Basic—as reported	$1.72	$1.57	$2.70	$2.14
Basic—pro forma	1.72	1.57	2.57	1.99
Diluted—as reported	1.71	1.57	2.69	2.13
Diluted—pro forma	1.71	1.57	2.56	1.98

Weyerhaeuser Company

Stock Option Exercise and Share Repurchase Program

On April 13, 2004, the company instituted a program to purchase shares from a limited number of employees who had been limited in their ability to sell shares issuable upon exercise of their stock options as a result of trading restrictions the company imposed on such employees. Under this program, the option holders were permitted to effect a cashless exercise of their stock options followed by an immediate sale to the company of the common shares issued on such cashless exercise, so that there would be no market transaction in connection with such exercises. Only those options granted to 21 participating employees on or prior to April 19, 1999, (representing options to purchase 578,486 common shares) were eligible to be exercised under the program. The program resulted in variable accounting treatment for the stock options included in the program through the program’s expiration. The program expired on April 1, 2005.

Note 4: Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $38 million and $88 million in the thirteen and twenty-six weeks ended June 26, 2005, respectively, and $51 million and $92 million in the thirteen and twenty-six weeks ended June 27, 2004, respectively. The components of net periodic benefit costs are:

	Pension
	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$29	$28	$73	$62
Interest cost	54	66	135	130
Expected return on plan assets	(80)	(89)	(201)	(183)
Amortization of loss	6	10	16	17
Amortization of prior service cost	7	7	18	16
Loss due to closure, sale, plan termination and other	1	3	1	3

	$17	$25	$42	$45

	Other Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$5	$8	$11	$14
Interest cost	12	14	27	26
Amortization of loss	6	5	13	9
Amortization of prior service cost	(2)	(1)	(5)	(2)

	$21	$26	$46	$47

The company is not required to make any contributions to its U.S. pension plans during 2005. The company contributed $22 million to its Canadian pension plans in the twenty-six weeks ended June 26, 2005 and expects to contribute a total of approximately $42 million to its Canadian pension plans in 2005.

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

Weyerhaeuser Company

The qualified and registered plans are exposed to the risk of nonperformance by counterparties to the indirect investments but the company does not expect any counterparties to fail to meet their obligations. However, since there are no exchanges of principal on the indirect investments, only the amount of unsettled net receivables is at risk. The company manages this risk through selection of counterparties with a defined minimum credit quality, diversification, settlement provisions and properly documented agreements. Investments in hedge funds and private partnerships are controlled through selection and diversification of managers and strategies and use of limited liability vehicles. Portfolio risk is managed through diversification and by constraining the risk profile of the portfolio within defined boundaries.

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

Weyerhaeuser Company

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

Weyerhaeuser Company

Note 5: Net Earnings Per Share

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings per share are based on the weighted average number of common and exchangeable shares outstanding and stock options outstanding at the beginning of or granted during the respective periods, calculated using the treasury method.

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Weighted average shares outstanding (thousands):
Basic	244,702	234,494	243,782	229,111
Dilutive effect of stock options	1,179	981	1,177	1,131

Diluted	245,881	235,475	244,959	230,242

Options to purchase 4,500 shares as of June 26, 2005, and 157,900 shares as of June 27, 2004, were not included in the computation of diluted earnings per share for both the thirteen and twenty-six week periods then ended, because the option exercise prices were greater than the average market price of the company’s common shares during those periods.

Due to the differences in basic and diluted weighted average shares outstanding for the thirteen-week periods ended June 26, 2005, and June 27, 2004, as compared to the twenty-six week periods then ended, earnings per share for the year-to-date 2005 and 2004 periods may not equal the sum of the respective earnings per share for the first and second quarters of 2005 and 2004.

Note 6: Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net earnings	$420	$369	$659	$490
Other comprehensive income (expense):
Foreign currency translation adjustments	(21)	(66)	12	(91)
Unrealized loss on available-for-sale securities, net of tax	—	(1)	—	—
Net gains (losses) on derivatives, net of tax	11	2	14	(1)
Reclassification of net (gain) loss on derivatives, net of tax	(8)	—	(7)	(1)

Comprehensive income	$402	$304	$678	$397

During the first quarter of 2005, the company entered into foreign exchange contracts in connection with an agreement to sell its British Columbia Coastal Group (B.C. Coastal) operations. To the extent applicable, the foreign exchange contracts were designated as a hedge of the company’s net investment in B.C. Coastal. Upon the sale of the company’s B.C. Coastal operations on May 30, 2005, the gain related to this hedge was reclassified into earnings as part of the gain on the sale of the B.C. Coastal operations. See Note 18: Discontinued Operations. As of May 30, 2005, the company redesignated the entire amount of the foreign exchange contracts as a hedge of the company’s net investment in Weyerhaeuser Company Limited, the subsidiary that held the B.C. Coastal operations. As of June 26, 2005, the notional value of the foreign exchange contracts was $1.1 billion (Canadian), or approximately $892 million (U.S.), and the fair value of these contracts was a loss of approximately $1 million (U.S.). As of June 26, 2005, cumulative other comprehensive income includes approximately $15 million of loss related to changes in the fair value of this hedge since the date of redesignation.

Weyerhaeuser Company

The effects of the Canadian foreign exchange contracts on the accompanying consolidated financial statements are as follows:

Dollar amounts in millions
Gain on contracts through May 30, 2005:
Contracts designated as hedge of investment in B.C. Coastal, included in gain on sale of B.C. Coastal	$11
Contracts not designated as hedge, included in other operating costs, net	3
Loss on contracts from May 31, 2005 through June 26, 2005, included in cumulative other comprehensive income	(15)

Estimated fair value as of June 26, 2005, included in other liabilities	$(1)

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

During 2002 through 2004, the company closed several significant sales of nonstrategic timberlands. Beginning with the financial statements included in the company’s Form 10-K for the year ended December 26, 2004, the company consolidated the assets and liabilities of the buyer-sponsored special purpose entities and the monetization special purpose entities (collectively “the SPEs”) involved in these transactions as the result of an interpretation of Interpretation 46R. However, because the SPEs are separate and distinct legal entities from the company, the assets of the SPEs are not available to satisfy the liabilities and obligations of the company and the liabilities of the SPEs are not liabilities or obligations of the company. Deferred gains on the sales of nonstrategic timberlands of $59 million as of December 26, 2004, were included in “Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities” on the accompanying consolidated balance sheet. During the second quarter of 2005, following a final determination regarding the interpretation of Interpretation 46R, the balance of these deferred gains was recognized in income, resulting in a $57 million pretax gain on previous timberlands sales.

Sales proceeds paid to buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million as of both June 26, 2005, and December 26, 2004. The monetization SPEs had long-term debt of $756 million as of June 26, 2005, and December 26, 2004. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under Interpretation 46R. The company’s real estate subsidiaries have consolidated three entities under Interpretation 46R, with estimated assets and liabilities of $22 million as of June 26, 2005, and $45 million as of December 26, 2004. As of June 26, 2005, the company’s real estate development subsidiaries have 8 lot option purchase agreements entered into prior to December 31, 2003, with deposits of approximately $4 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $73 million. In addition, as of June 26, 2005, the company’s real estate development subsidiaries have 17 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $18 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $272 million. One of the company’s real estate subsidiaries has approximately $11 million in subordinated loans at risk at June 26, 2005, in 34 variable interest entities.

Weyerhaeuser Company

Note 8: Equity Affiliates

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Weyerhaeuser

Weyerhaeuser’s significant equity affiliates as of June 26, 2005, are:

•	Liaison Technologies, LLC— A 30 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries

•	MAS Capital Management Partners, L.P. — A 50 percent owned limited partnership formed for the purpose of providing investment management services to institutional and individual investors. The company liquidated its investment in MAS Capital Management Partners, L.P. in July 2005. See Note 19: Subsequent Event.

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights, freehold land and related assets on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in pine forests in Uruguay and Australia.

•	Southern Cone Timber Investors Limited – A 50 percent owned joint venture that has invested in plantation forests in Uruguay.

Unconsolidated financial information for affiliated companies, which are accounted for on the equity method, follows. Unconsolidated net sales and revenues, operating income and net income include the results of SCA Weyerhaeuser Packaging Holding Company Asia Ltd. for the periods prior to June 2004, when the company sold its interest in the joint venture.

Dollar amounts in millions	June 26, 2005	Dec. 26, 2004
Current assets	$185	$173
Noncurrent assets	1,160	1,124
Current liabilities	151	146
Noncurrent liabilities	314	314

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$190	$163	$364	$323
Operating income	26	16	31	21
Net income	21	10	23	7

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

Weyerhaeuser Company

Real Estate and Related Assets

Unconsolidated financial information for entities that are accounted for by the equity method follows:

Dollar amounts in millions	June 26, 2005	Dec. 26, 2004
Current assets	$34	$47
Noncurrent assets	870	868
Current liabilities	53	35
Noncurrent liabilities	559	570

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$29	$25	$48	$43
Operating income	9	19	23	32
Net income	6	29	18	39

Note 9: Goodwill

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 26, 2005, are as follows:

Dollar amounts in millions	Timberlands	Wood Products	Cellulose Fiber and White Papers	Containerboard, Packaging and Recycling	Corporate and Other	Total
Balance as of December 26, 2004	$43	$791	$863	$1,285	$14	$2,996
Adjustment to income tax liability for prior business combinations	(2)	(5)	(4)	(8)	—	(19)
Effect of foreign currency translation and other adjustments	—	1	—	—	(1)	—

Balance as of June 26, 2005	$41	$787	$859	$1,277	$13	$2,977

Goodwill associated with the company’s B.C. Coastal operations was included in the carrying value of the net assets of B.C. Coastal and was written off in connection with the B.C. Coastal sale which occurred during the second quarter of 2005. See Note 18: Discontinued Operations. The balance of this goodwill as of December 26, 2004, was classified as “assets of business held for sale” in the accompanying consolidated balance sheet and is not included in the rollforward above. Both the Timberlands and Wood Products segments had goodwill associated with the B.C. Coastal operations.

Note 10: Inventories

Dollar amounts in millions	June 26, 2005	Dec. 26, 2004
Logs and chips	$105	$115
Lumber, plywood, panels and engineered lumber	503	397
Pulp and paper	436	402
Containerboard and packaging	251	264
Other products	215	206
Materials and supplies	508	507

	$2,018	$1,891

Weyerhaeuser Company

Note 11: Accrued Liabilities

Dollar amounts in millions	June 26, 2005	Dec. 26, 2004
Payroll – wages and salaries, incentive awards, retirement and vacation pay	$510	$564
Income taxes	379	152
Taxes – Social Security and real and personal property	67	71
Current portion of product liability reserves	21	21
Interest	193	207
Other	485	417

	$1,655	$1,432

Note 12: Debt

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

In April 2005, in conjunction with an appeal bond posted in the Paragon litigation (see Note 13: Legal Proceedings, Commitments and Contingencies), the company obtained $500 million in letters of credit against the March 2010 credit facility. Of the total committed bank facilities of $2.5 billion, $2.0 billion was available as of June 26, 2005, for incremental borrowings.

Note 13: Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims The company announced in June 2000 it had entered into a proposed nationwide settlement of its hardboard siding class action cases and, as a result, took a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The settlement was approved in December 2000, and is binding on all parties. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by an additional $43 million. In the third quarter of 2004, an adjustment was made to reduce the reserve by $20 million based upon a review of the activities and trends over the preceding four years. At the end of the second quarter of 2005, the company had approximately $54 million in reserves remaining for hardboard siding claims. While the company believes that the reserve balances established for these matters are adequate, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

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

Weyerhaeuser Company

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	Twenty-six weeks ended June 26, 2005	Fifty-two weeks ended
		Dec. 26, 2004	Dec. 28, 2003
Number of claims filed during the period	405	1,740	3,830
Number of claims resolved	210	2,990	4,245
Number of claims unresolved at end of period	775	580	1,830
Number of damage awards paid	60	1,140	1,770
Average damage award paid	$3,150	$2,790	$3,400

The lower average damage award paid in 2004 was due primarily to a lower number of awards for multi-family structures in 2004 than in 2003 or 2005.

The company has received $52 million in recoveries from its insurance carriers by way of negotiated settlements.

The company currently has no litigation pending with any person or entity that has opted out of the settlement. Individuals and entities that have opted out of the settlement may file lawsuits against the company in the future.

Linerboard Antitrust Litigation In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits named as defendants several other major containerboard and packaging producers. The complaint in the first case alleged the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleged that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period from October 1993 through November 1995. In September 2001, the district court certified both classes. In September 2003, the company, Georgia-Pacific and International Paper requested preliminary approval of a $68 million settlement of the class action litigation. The company recognized a pretax charge of $23 million in the third quarter of 2003, representing the company’s portion of the settlement. Final approval of the settlement occurred in December 2003. Approximately 165 members of the classes opted out of the class and filed thirteen lawsuits against the company and other producers. In the fourth quarter of 2004, Weyerhaeuser settled one of the opt-out claims for $165,000. In April 2005, the company settled a second opt-out claim and recognized a pretax charge of $12 million in the first quarter of 2005. It was the only opt-out lawsuit set for trial. In most of the cases the plaintiffs are seeking both state and federal antitrust remedies. It is possible that additional class members that opted out may file lawsuits against the company in the future. The company has not recorded a reserve for the remaining opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

In March 2004, La Cie McCormick Canada Company filed a class action lawsuit in Superior Court of Justice, in Ontario, Canada against the company and other linerboard manufacturers on behalf of all Canadians who purchased corrugated products, including sheets and containers and/or linerboard, during the period of time from 1993 and continuing until at least the end of 1995. The allegations in this matter mirror the allegations in the U.S. cases. Relief is sought under various theories for $25 million in general damages and $10 million in punitive damages. At this stage, the company cannot calculate what portion of the damages requested would be argued as the company’s responsibility. Canadian law does not provide for a trebling of antitrust damages. The company has not recorded a reserve for the matter, and does not expect any future charges that may be taken for this matter to have a material adverse effect on the company’s results of operations, cash flows or financial position.

Alder Antitrust Litigation In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging that from 1996 to the present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. In April 2003, the jury returned a verdict in favor of one of the plaintiffs in the amount of $26 million, which was automatically trebled to $79 million under the antitrust laws. The company appealed the matter to the U.S. Court of Appeals for the Ninth Circuit. In May 2005 the Ninth Circuit upheld the jury decision. The company plans to ask for discretionary review by the U.S. Supreme Court. In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court in Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the jury trial held in April 2003. The plaintiff alleges a fraud

Weyerhaeuser Company

was committed on the court during the initial trial and argues that as a result the judgment against the plaintiff should be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. The complaint alleges damages after trebling of $20 million. The company denies the allegations in the complaint and is actively defending the matter.

In April 2003, two separate lawsuits were filed in U.S. District Court in Oregon alleging that the company violated antitrust laws by monopolizing the markets for alder sawlogs and finished alder lumber. The first suit (the Westwood case) was settled in March 2004, for approximately $35 million. The second suit was brought by Coast Mountain Hardwoods, Inc., a Canadian company that sold its assets to the company in 2000. In April 2004, the company announced a settlement of the Coast Mountain case for $14 million.

In June 2003, an alder antitrust complaint was filed in U.S. District Court in Oregon by Washington Alder, an alder sawmill located in Washington. The complaint alleged monopolization of the alder log and lumber markets from 1998 to the present and sought damages, after trebling, of $32 million, which was increased to $36 million in March 2004, and divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. In May 2004, a jury awarded damages, after trebling, of $16 million for the period for which the judge had determined there was issue preclusion as a result of the Initial Alder Case, but found no monopolization or attempted monopolization for the period for which issue preclusion did not apply. The company believes that the finding of issue preclusion was incorrect as a matter of law and that a number of significant legal errors were made by the trial court. The company’s motion for judgment as a matter of law was denied in July 2004. The company filed an appeal with the U.S. Court of Appeals for the Ninth Circuit and is awaiting a date for oral argument.

In July 2004, a lawsuit was filed against the company by five hardwood mill owners in U.S. District Court in Oregon and was assigned to the same judge who has heard the other alder matters. The plaintiffs made the same allegations as the other alder complaints but added a new species, maple. The maple allegations were dismissed in the first quarter of 2005. The plaintiffs originally sought trebled damages of $56 million, including $4 million related to maple sawlogs, and their complaint included a request that the judge enjoin some of the company’s business practices. Thereafter, a first amended complaint was filed which lowered the damage demand to trebled damages of $53 million, including $4 million related to maple sawlogs. In April 2005, a second amended complaint was filed requesting trebled damages related to the alder allegations of $53 million. The lawsuit continues to request the judge enjoin many of the company’s key hardwoods business practices and divestment of a part of the company’s hardwood business. In May 2005, the company settled claims by three of the plaintiffs for a total of $2 million. A trial involving the two remaining plaintiffs has been set for November 1, 2005. The court has applied issue preclusion based upon the Initial Alder Case so the jury will be instructed that it has already been established that the company engaged in unspecified anti-competitive conduct. Whether issue preclusion should be applied in this circumstance is an issue that is before the U.S. Court of Appeals for the Ninth Circuit in the Washington Alder case.

On April 29, 2004, a civil antitrust lawsuit was filed against the company in U.S. District Court in Oregon. The complaint alleged that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case the company monopolized the market for finished alder lumber in the Pacific Northwest and, as a consequence, has been able to charge monopoly prices for finished alder lumber. The lawsuit requested class certification primarily for businesses that purchased finished alder lumber produced by the company from 2000 to the present. The original complaint alleged that the purported class may have realized over $100 million in direct damages, and sought direct and treble damages under the antitrust laws in an amount to be determined at trial. The lawsuit also requested injunctive relief to ensure the availability of alder sawlogs for sawmills competing with the company, which could include termination of certain of the company’s contracts to purchase alder logs or the company’s control over certain timberlands. The lawsuit was assigned to the same judge who presided over the other alder cases. In August 2004, the court dismissed the finished alder allegations with leave to refile and reserved ruling on whether the sawlog allegations should be dismissed. On August 30, 2004, plaintiffs filed a first amended complaint which again asserted monopolization of the alder finished lumber market and expanded the claimed market from the Pacific Northwest to the entire U.S. but deleted the allegations dealing with alder sawlogs. The amended complaint did not specify the amount of damages sought, but asked that the company be enjoined from certain business practices. The company received a revised plaintiffs’ expert report which calculated damages, after trebling, at $59 million. In December 2004, the Judge issued an order certifying plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The U.S. Court of Appeals for the Ninth Circuit denied the company’s request that it review the certification of the class. The company disagrees with the allegations in the lawsuit and is vigorously defending the case. The plaintiffs in the Initial Alder Case also claimed that the company had monopolized the finished alder lumber market in the Pacific Northwest, but the jury found in favor of the company on this claim and that finding was not appealed. The claim of attempted monopolization of the finished alder lumber market was also made in the Washington Alder litigation, but was abandoned by plaintiff during trial. In December 2004, the U.S. Court of Appeals for the Ninth Circuit refused to stay the matter pending a decision on the Initial Alder Case. In January 2005, the trial judge ruled against class plaintiff’s attempt at precluding the company from disputing anticompetitive acts. In January 2005, the company filed a motion for summary judgment, which was

Weyerhaeuser Company

argued in the second quarter. No ruling has been issued. In February 2005, class counsel notified the court that approximately 5 percent of the class members opted out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities who have opted out may file lawsuits against the company in the future. Trial is scheduled for October 18, 2005.

Changes in the amount accrued for alder antitrust litigation matters follows:

Dollar amounts in millions	Twenty-six weeks ended June 26, 2005	Fifty-two weeks ended Dec. 26, 2004	Fifty-two weeks ended Dec. 28, 2003
Accrued at beginning of period	$95	$79	$—
Charges	18	65	79
Payments	(2)	(49)	—

Accrued at end of period	$111	$95	$79

While the company believes the reserve established for the alder antitrust litigation is adequate, because of the uncertainties surrounding the litigation process, it is unable to estimate what additional charges, if any, may be required in the future.

Paragon Trade Brands, Inc. Litigation In May 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding filed a motion in U.S. Bankruptcy Court for the Northern District of Georgia for authority to prosecute claims against the company in the name of the debtor’s estate. Specifically, the Committee asserted that the company breached certain warranties in agreements entered into between Paragon and the company in connection with Paragon’s public offering of common stock in February 1993. The Committee seeks to recover damages sustained by Paragon as a result of two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In September 1999, the court authorized the Committee to commence an adversary proceeding against the company. The Committee commenced this proceeding in October 1999. Pursuant to a reorganization of Paragon, the litigation claims representative for the bankruptcy estate became the plaintiff in the proceeding. In June 2002, the Bankruptcy Court issued an oral opinion granting the plaintiff’s motion for partial summary judgment, holding the company liable to plaintiff for breaches of warranty and denying the company’s motion for summary judgment. In October 2002, the Bankruptcy Court issued a written order confirming the June oral opinion. The damages phase of the case began on October 30, 2003, and was concluded on December 16, 2003. In April 2005 the Bankruptcy Court imposed approximately $460 million in damages. The company has appealed the liability determination and the amount of damages to the U.S. District Court and has posted a bond of $500 million to cover the appeal. In June 2005 the Bankruptcy Court issued an amended order correcting a clerical mistake in the original judgment and revised the amount of damages to approximately $470 million. The company has not established a reserve for this matter because, based upon the information currently available to the company, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management does not believe the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), for establishing a reserve in this matter have been met. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations or financial condition for the quarter or the year in which such a charge may be recognized.

Other Litigation The company is a party to other matters generally incidental to its business in addition to the matters described above.

Summary Although the final outcome of any legal proceeding is subject to a great many variables and cannot be predicted with any degree of certainty, management currently believes that adequate reserves have been established for probable losses from litigation when the amounts could be reasonably determined. Management further believes that the ultimate outcome of these legal proceedings could materially adversely affect results of operations, cash flows or financial condition in any given quarter or year, but will not have a material adverse effect on the company’s long-term results of operations, cash flows or financial position.

Weyerhaeuser Company

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports and the company began making cash deposits relating to the CVD and AD actions. As a result of administrative determinations described below, effective for the first quarter of 2005, the combined CVD and AD rate charged on Weyerhaeuser shipments of Canadian softwood lumber into the United States was reduced from 31.18 percent to 24.36 percent. Since May 2002, the company has made cash deposits relating to the CVD and AD actions at a rate of approximately $20 million to $35 million a quarter. Through June 2005, the company has paid a cumulative total of $312 million in CVD and AD duties and $19 million in related costs on softwood lumber the company has imported into the United States from Canada.

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

The annual review process will be conducted covering successive one-year periods for five years. In 2007, both the CVD duty and AD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping will continue or a countervailing subsidy is likely to recur if the relevant order were to be revoked. In June 2004, the Department announced that it was commencing the second administrative review of the AD and CVD duties and orders for softwood lumber from Canada for the period from May 1, 2003, to April 30, 2004. The company has requested that the Department conduct administrative reviews of both the CVD and AD orders in this second administrative review. This action is required to protect the status of current deposits. On June 1, 2005 the Department announced its preliminary determinations of Weyerhaeuser’s rates of 8.18 percent for CVD and 4.74 percent for AD. The rates are

Weyerhaeuser Company

nonbinding until finalized. A final decision from the Department is scheduled for October, 2005. On June 30, 2005 the Department commenced the third administrative review covering the period May 1, 2004 to April 30, 2005.

NAFTA Appeals The Canadian Government, the company and other Canadian companies appealed the Department’s 2002 AD and CVD determinations, and the ITC’s 2002 injury determination in separate appeals under the North American Free Trade Agreement (NAFTA). Following is a summary of the status of these appeals.

AD Panel The panel convened to review the Department’s AD findings ruled that the Department must change its methodology for computing an anti-dumping margin in an investigation when only some product sales are found to have been dumped and other sales are found to have been made at above a “dumped” price. The Department’s current practice is called zeroing. On June 9, 2005 the NAFTA AD panel released its second remand decision ordering the Department to recalculate the original company specific margins without the use of zeroing. The Department was given 30 days to issue another AD remand determination and on July 12 the Department recalculated the final margins for the company for the investigation phase at 17.59 percent using methodology the department states is consistent with the Section 129 calculation described later in this section. This method of calculation and this determination will be appealed.

CVD Panel There have been a series of NAFTA CVD panel decisions that have resulted in the matter being sent back to the Department for re-determinations.

In June 2004, a second CVD panel decision concluded that the Department’s calculations were seriously flawed and sent the matter back to the Department for recalculation to determine the level of subsidy. On July 30, 2004, the Department issued a second remand determination, which calculated a revised CVD rate of 7.82 percent. On December 1, 2004, the NAFTA panel again ordered the Department to reconsider its CVD computations and asked the Department to finish its work on the recalculations. The Department recalculated the CVD rate at 1.8 percent. This determination was again appealed to the NAFTA panel. On May 23, 2005 the NAFTA panel again remanded the case back to the Department and on July, 7, 2005 the Department issued a fourth remand determination calculating the CVD rate at 1.21 percent.

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

NAFTA Extraordinary Challenges The final NAFTA decision on injury has been challenged by the U.S. Trade Representative (USTR) before a newly constituted panel called the Extraordinary Challenge Committee (ECC). An ECC consisting of 3 members (2 from Canada and 1 from the U.S.) has been announced. A hearing was held June 2 and 3, 2005, and a decision is expected in July or late August. A final decision on the CVD rate calculation may also be challenged before an ECC.

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

Byrd Amendment The WTO appeals body has affirmed a panel ruling against the United States that the so-called “Byrd Amendment,” which provides for the distribution of AD and CVD duties to petitioners, is inconsistent with U.S. international obligations. On September 1, 2004, the WTO gave Canada and other countries the right to impose trade sanctions on the United States in retaliation for collecting such duties and making them available for distribution under the Byrd Amendment. On March 31, 2005, Canada announced a retaliation surtax commencing May 1, 2005, of 15 percent against certain U.S. goods exported to Canada. The aggregate amount of this surtax is approximately $14 million (Canadian). The U.S. Administration has signaled that it will introduce legislation to repeal the Byrd Amendment, but the timing and prospects for such legislation are unclear.

Weyerhaeuser Company

USTR Section 129 Process In June 2004, pursuant to U.S. law, the USTR asked the ITC to provide an advisory report as to whether it can implement the WTO’s decision against the ITC on threat of injury. In July 2004, the USTR also asked the ITC to issue a new decision on “threat of injury” to bring the United States into compliance with the WTO decision finding against the ITC on injury. Section 129 of the Uruguay Round Agreements Act provides the basic provisions through which the U.S. implements new AD and CVD determinations to make them consistent with an adverse WTO report. The ITC formally began the Section 129 review process in early August 2004. The company has answered questionnaires received in this new process. After a hearing by the ITC in October 2004, the ITC issued a new determination on November 24, 2004, reaffirming that imports of Canadian softwood lumber pose a threat of injury to U.S. industry. In January 2005 Canada requested that a NAFTA panel review this ITC decision on threat of injury. Canada has also sought authorization from WTO to impose $3.4 billion in sanctions on the U.S. for failure to revoke the CVD and AD deposits pursuant to the WTO’s decision on injury. The U.S. is challenging the Canadian request before the WTO.

On November 9, 2004, the USTR also asked the Department to undertake a Section 129 process to comply with the WTO Appellate Body decision of February 14, 2004, that the Department’s countervailing decision was contrary to the WTO Agreement on Subsidies and Countervailing Measures. The Department issued questionnaires and received briefs. On December 10, 2004, the Department issued a decision in which it calculated countervailing duties of 18.62 percent on softwood lumber imports. Canada has sought a compliance review at the WTO for the failure of the U.S. to fully implement the WTO CVD decision. A decision is expected later in the year. In addition Canada has filed a request for a NAFTA panel to review the Section 129 CVD decision.

On January 31, 2005, the Department issued a new determination under Section 129 for AD rates, increasing the company’s rate to 16.1 percent as its method of complying with the WTO’s determination that it should not use zeroing to determine the AD rates. The company has provided comments on the rates. Canada has also sought a compliance review at the WTO for the failure of the U.S. to fully implement the WTO AD decision on zeroing. A decision is expected later in the year.

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

Kraft Liner/Linerboard Exported from the United States into the People’s Republic of China

In January 2004, the Ministry of Commerce of the People’s Republic of China (MOC) received a petition requesting an anti-dumping investigation on imports of unbleached kraft liner/linerboard originating in the United States, Thailand, Korea and Taiwan. On March 31, 2004, the MOC announced it would conduct an investigation based on the allegations contained in the petition. The period of investigation for dumping is from January 1, 2003, to December 31, 2003, and the period of investigation for injury to the Chinese industry is from January 1, 2001, to December 31, 2003. The announcement included Weyerhaeuser as one of five producers in the United States that are subject to the investigation. The company registered with the MOC in April 2004 and filed its response in June 2004. A supplemental request for further information was received and responses were filed with the MOC in the first quarter of 2005. In May 2005, the MOC issued a preliminary determination. Weyerhaeuser’s preliminary anti-dumping tariff was set at 16.0 percent and became effective as of May 31, 2005. A final determination is expected to be issued in the fall of 2005. The company is seeking the termination of the case and/or a reduction of the preliminary anti-dumping tariff through administrative channels. The company currently does not believe that such tariffs will have a material adverse effect on its results of operations, cash flows or financial condition.

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

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the second quarter of 2005, the company has established reserves totaling $37 million for estimated remediation costs on all of the approximately 70 active sites across its operations. Environmental remediation reserves totaled $38 million at the end of 2004. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period. The company accrued remediation costs of $2 million and $2 million in the first twenty-six weeks of 2005 and 2004, respectively. The company incurred remediation costs of $3 million and $5 million in the first twenty-six weeks of 2005 and 2004, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $60 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser Company has guaranteed approximately $70 million of debt of unconsolidated entities and other parties. This includes a guarantee of $25 million of debt that has been legally defeased. In connection with the defeasance, Weyerhaeuser Company would be required to pay under the guarantee if the U.S. government securities set aside in an escrow account is insufficient to pay off the debt in 2005. The value of the assets in the escrow account as of June 2005 is approximately $27 million. The remaining debt guarantee of $45 million expires in 2006, but is subject to an annual extension.

As of June 26, 2005, the Real Estate and Related Assets segment has guaranteed approximately $22 million of debt of unconsolidated entities and has guaranteed performance under two operating leases with future lease payments of approximately $27 million. The debt guarantees expire as follows: $1 million in 2005, $9 million in 2007, $11 million in 2009, and $1 million in 2011. For each of the operating lease guarantees, which extend through 2041, the Real Estate and Related Assets segment would be required to perform if the obligor were to default.

Warranties

WRECO provides warranties on homes closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability was approximately $17 million and $14 million at June 26, 2005, and December 26, 2004, respectively.

Weyerhaeuser Company

Note 14: Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for integration and restructuring;

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Change-in-control agreements	$—	$3	$2	$10
Severance and outplacement costs	4	8	5	14
Pension curtailment and benefit enhancement	—	2	1	2
Other	—	—	1	2

	$4	$13	$9	$28

As of June 26, 2005, Weyerhaeuser accrued liabilities include approximately $9 million of severance accruals related to integration and restructuring charges recognized from 2003 through June 26, 2005. These accruals are associated with the termination of approximately 300 employees that have not yet occurred.

Note 15: Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Impairments of long-lived assets	$—	$—	$—	$1
Severance and outplacement costs	1	—	3	—
Other closure costs	2	—	5	3

	$3	$—	$8	$4

Changes in accrued severance during the twenty-six weeks ended June 26, 2005, were as follows:

Dollar amounts in millions
Accrued severance as of December 26, 2004	$9
Cost incurred and charged to expense	3
Payments	(4)

Accrued severance as of June 26, 2005	$8

Weyerhaeuser Company

Note 16: Other Operating Costs, Net

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, includes the following pretax items:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Gain on previous timberlands sales (Note 7)	$(57)	$—	$(57)	$—
(Gain) loss on disposition of assets	2	9	1	(33)
Asset impairment charges not related to closures	—	2	—	2
Charges for litigation (Note 13)	18	16	30	65
Foreign exchange (gains) losses	13	7	—	16
Other, net	(16)	9	(5)	10

	$(40)	$43	$(31)	$60

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

Note 17: Income Taxes

On October 22, 2004, the American Jobs Creation Act (AJCA) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined by the AJCA. Based on this legislation and 2005 guidance by the Department of Treasury, the company repatriated $1.1 billion of foreign earnings in July 2005. A charge of $44 million related to the planned repatriation was accrued in the second quarter of 2005 and is included in income taxes (from continuing operations) in the accompanying consolidated statement of earnings.

The Internal Revenue Service (IRS) has asserted that approximately $322 million of solid waste disposal revenue bonds do not qualify as tax-exempt. The company previously disclosed that the IRS issued preliminary adverse determinations on the tax-exempt status of these bonds. The company is contesting the assertion and the respective tax issues are at various stages in the audit, appeals and litigation process. The additional income tax attributable to deductions that the company has taken on its income tax returns for the interest could be up to approximately $21 million. The company does not expect any future charges related to this matter to have a material adverse affect on its results of operations, cash flows or financial position.

Weyerhaeuser Company

Note 18: Discontinued Operations

B.C. Coastal sale

On May 30, 2005, the company sold its B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada for approximately $1.2 billion (Canadian) plus working capital. The sale included 635,000 acres (258,000 hectares) of private timberlands and the annual harvesting rights to 3.6 million cubic meters of timber subject to public timber leases. The sale also included five softwood sawmills, with a combined annual production of 690 million board feet, and two remanufacturing facilities. Prior to the sale, the company’s B.C. Coastal operations were included in both the Timberlands and Wood Products segments.

The company recognized a gain on the sale of $110 million, including a tax benefit of $46 million, in the second quarter of 2005. The pretax gain of $64 million is included in contribution to earnings of the Corporate and Other segment for the thirteen and twenty-six week periods ended June 26, 2005. The company received net proceeds of approximately $1.1 billion (U.S.) from the sale, including working capital. The sale agreement provides for subsequent adjustment of the sale price for certain matters such as working capital.

The following table summarizes the U.S. dollar components of net earnings from discontinued operations for the thirteen and twenty-six week periods ended June 26, 2005, and June 27, 2004:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales	$114	$165	$258	$291

Costs of products sold	101	132	233	239
Depreciation, depletion, and amortization	2	10	8	18
Selling expenses	1	1	2	2
General and administrative expenses	1	2	2	4
Charges for closure of facilities	—	—	2	(3)
Other operating costs, net	(6)	(1)	(6)	(4)

Total costs and expenses	99	144	241	256

Income from operations	15	21	17	35
Income tax expense	(4)	(7)	(5)	(12)

Net earnings from operations	11	14	12	23

Gain on sale of B.C. Coastal operations	64	—	64	—
Income tax benefit	46	—	46	—

Net gain on sale of B.C. Coastal operations	110	—	110	—

Earnings from discontinued operations, net of tax	$121	$14	$122	$23

The income tax benefit recognized upon the sale of the B.C. Coastal operations includes a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and a current tax expense of $139 million on the taxable gain. Current taxes reflect the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada.

Weyerhaeuser Company

The following table summarizes the U.S. dollar carrying values of the assets and liabilities of the discontinued operations as of December 26, 2004:

Dollar amounts in millions	Dec 26, 2004
Current assets	$208
Property and equipment	172
Timber and timberlands	479
Goodwill	248
Other assets	22

Total assets of discontinued operations	1,129

Current liabilities	66
Deferred income taxes	221
Other liabilities	10

Total liabilities of discontinued operations	297

Net assets of discontinued operations	$832

Note 19: Subsequent Event

In May 2005, the company exercised an option to put its interest in MAS Capital Management Partners, L.P., an equity affiliate, to the general partner. The transaction closed in July 2005. The company received net cash proceeds of approximately $115 million and will recognize a pretax gain on the sale of its investment of $115 million in the third quarter of 2005.

Note 20: Business Segments

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s business segments are:

•	Timberlands, which includes logs, chips, timber and other natural resources.

•	Wood Products, which includes softwood lumber, plywood, veneer, composite panels, oriented strand board, hardwood lumber, engineered lumber, raw materials and building materials distribution.

•	Cellulose Fiber and White Papers (formerly Pulp and Paper), which includes pulp, paper and liquid packaging board.

•	Containerboard, Packaging and Recycling.

•	Real Estate and Related Assets.

•	Corporate and Other.

As disclosed in Note 18: Discontinued Operations, the company closed on the sale of its B.C. Coastal operations in the second quarter of 2005. The segment data presented in the table below includes the activities of the B.C. Coastal operations in the Timberlands and Wood Products segments and includes the pretax gain on the sale of $64 million in Corporate and Other.

Information previously reported as the Pulp and Paper segment is now reported as the Cellulose Fiber and White Papers segment. This is a change in segment name only. There were no organizational changes and there has been no recasting of financial information as a result of this change.

Weyerhaeuser Company

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Sales to and revenues from unaffiliated customers:
Timberlands	$258	$277	$522	$528
Wood Products	2,595	2,792	4,834	4,939
Cellulose Fiber and White Papers	1,077	1,012	2,155	1,981
Containerboard, Packaging and Recycling	1,223	1,141	2,386	2,207
Real Estate and Related Assets	648	524	1,303	993
Corporate and Other	151	147	300	282

	5,952	5,893	11,500	10,930
Less sales of discontinued operations (Note 18)	(114)	(165)	(258)	(291)

	5,838	5,728	11,242	10,639

Intersegment sales:
Timberlands	419	372	896	808
Wood Products	83	86	166	169
Cellulose Fiber and White Papers	11	15	23	27
Containerboard, Packaging and Recycling	18	19	32	28
Corporate and Other	4	4	9	7

	535	496	1,126	1,039

Total sales and revenues	6,373	6,224	12,368	11,678
Intersegment eliminations	(535)	(496)	(1,126)	(1,039)

	$5,838	$5,728	$11,242	$10,639

Contribution (charge) to earnings:
Timberlands	$210	$201	$410	$360
Wood Products	204	448	335	621
Cellulose Fiber and White Papers	16	14	35	(11)
Containerboard, Packaging and Recycling	99	62	147	86
Real Estate and Related Assets	156	118	339	238
Corporate and Other	99	(67)	82	(143)

	784	776	1,348	1,151
Interest expense (Weyerhaeuser only)	(179)	(218)	(375)	(413)
Less capitalized interest (Weyerhaeuser only)	2	1	2	4

Earnings before income taxes	607	559	975	742
Income taxes (continuing and discontinued operations)	(187)	(190)	(316)	(252)

Net earnings	$420	$369	$659	$490

Weyerhaeuser Company

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the company’s markets in the third quarter; expected earnings and performance of the company’s business segments during the third quarter, demand and pricing for the company’s products in the third quarter, supply, raw material and freight costs, reduced timber harvest in the third quarter, maintenance downtime, new home sales, capital expenditures and related matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	The effect of general economic conditions, including the level of interest rates and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	Energy prices;

•	Raw material prices;

•	Performance of the company’s manufacturing operations;

•	The successful execution of internal performance plans;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations;

•	The effect of weather;

•	The risk of loss from fires, floods and other natural disasters;

•	Disruption of transportation;

•	Legal proceedings; and

•	Performance of pension fund investments and related derivatives.

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

Weyerhaeuser Company

Results of Operations

The term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. The term “Weyerhaeuser” refers to the forest products-based operations and excludes the Real Estate and Related Assets operations. The term “price realizations” refers to net selling prices, which include freight and are net of normal sales deductions. The term “contribution to earnings” refers to segment earnings before interest and taxes.

Consolidated Results

A summary of consolidated results for the thirteen and twenty-six week periods ended June 26, 2005, and June 27, 2004, follows:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions, except per-share data	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$5,838	$5,728	$11,242	$10,639
Operating income	670	714	1,190	1,052
Net earnings	420	369	659	490
Net earnings per share, basic	1.72	1.57	2.70	2.14
Net earnings per share, diluted	1.71	1.57	2.69	2.13

Net sales and revenues for the second quarter of 2005 increased $110 million, or 2 percent, over the second quarter of 2004. Year-to-date net sales and revenues increased $603 million, or 6 percent, for the first half of 2005 as compared to the same period in 2004. A general improvement in the U.S. economy, continued strong U.S. housing starts and strong housing markets in most of the geographies in which the company has homebuilding operations led to improved price realizations for engineered lumber, fine paper, packaging and real estate. The increase in sales of these products in both the thirteen and twenty-six week periods ended June 26, 2005, more than offset declines in lumber and structural panel sales, when compared to the same periods of 2004. While markets for lumber and structural panels remain strong in 2005, additional market supply and the building of inventories by dealers and distributors during the winter months resulted in lower price realizations for the first half of 2005, as compared with exceptionally high prices reached during the first half of 2004. Net earnings for the second quarter of 2005 of $420 million, were $51 million higher than net earnings from second quarter of 2004. Year-to-date net earnings for 2005 were $169 million higher than for the same period of 2004.

The results presented in the table above exclude the results of the company’s British Columbia Coastal Group (B.C. Coastal) operations, which were sold in May 2005. The B.C. Coastal operations are presented as discontinued operations in the accompanying consolidated financial statements. See Note 18 of Notes to Consolidated Financial Statements. Net sales and revenues and operating income of the B.C. Coastal operations for the thirteen and twenty-six week periods ended June 26, 2005, and June 27, 2004 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$114	$165	$258	$291
Operating income	15	21	17	35

Weyerhaeuser Company

Items that Affected Results

A summary of some significant items that are included in operating income and net earnings follows:

	Operating income			Net earnings
	Thirteen weeks ended			Thirteen weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	Change	June 26, 2005	June 27, 2004	Change
(Charge) benefit:
Gain on previous timberlands sales	$57	$—	$57	$37	$—	$37
Net litigation charges	(18)	(16)	(2)	(12)	(10)	(2)
Gain on sale of B.C. Coastal operations	—	—	—	110	—	110
Early extinguishment of debt	—	—	—	—	(14)	14
Income tax expense on planned repatriation of foreign earnings	—	—	—	(44)	—	(44)

	Operating income			Net earnings
	Twenty-six weeks ended			Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	Change	June 26, 2005	June 27, 2004	Change
(Charge) benefit:
Gain on previous timberlands sales	$57	$—	$57	$37	$—	$37
Integration and restructuring	(9)	(28)	19	(6)	(18)	12
Facility closures or sales	(8)	27	(35)	(6)	18	(24)
Foreign exchange losses	—	(16)	16	—	(11)	11
Net litigation charges	(30)	(65)	35	(20)	(42)	22
Gain on sale of B.C. Coastal operations	—	—	—	110	—	110
Early extinguishment of debt	—	—	—	—	(14)	14
Income tax expense on planned repatriation of foreign earnings	—	—	—	(44)	—	(44)

These and other factors that affected the quarterly and year-to-date comparison of operating income and net earnings are discussed in the segment analyses that follow. The Timberlands and Wood Products segment analyses include the results of the company’s B.C. Coastal operations through the date of sale at the end of May 2005.

Timberlands

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$258	$277	$522	$528
Contribution to earnings	210	201	410	360

Weyerhaeuser Company

Third-party log sales volumes and fee harvest volumes for Timberlands for the thirteen and twenty-six week periods ended June 26, 2005, and June 27, 2004, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Volumes in thousands	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Third-party log sales — cunits (100 cubic feet)	863	954	1,727	1,998
Fee harvest — cunits (100 cubic feet)	2,231	2,404	4,479	4,669

Net sales and revenues decreased $19 million, or 7 percent, for the thirteen-week period ended June 26, 2005, compared to the same period in 2004, primarily due to a decrease in log sales revenue. The volume of logs sold to export and domestic markets declined 13 percent and 7 percent respectively, in the thirteen weeks ended June 26, 2005, as compared to the thirteen weeks ended June 27, 2004. Log sales volumes declined due to lower levels of fee harvest in the West and South. In the West, harvest levels for the second quarter of 2004 were higher than normal, due to the anticipation of an unusually long fire season in 2004. In the South, the decline in harvest levels was primarily due to the sale of Georgia timberlands in the third quarter of 2004. Log price realizations for the second quarter of 2005 decreased 1 percent in the West, but increased 7 percent in the South, as compared to the second quarter of 2004.

Net sales and revenues decreased $6 million, or 1 percent, in the first half of 2005 as compared to the first half of 2004. Sales of logs decreased $27 million. This was partially offset by a $21 million increase in other revenues, primarily related to the sale of oil, gas and minerals and non-strategic timberlands. The volume of logs sold to export and domestic markets declined 9 percent and 17 percent respectively, for the first half of 2005, as compared to the first half of 2004. The decrease in log sales volumes in the first half of 2005, as compared to the first half of 2004, was primarily due to the anticipation of the long fire season in 2004 in the West and the sale of the Georgia timberlands in the South, as discussed in the preceding quarter-to-quarter comparison. On a year-to-date basis, log price realizations increased 1 percent in the West, and 7 percent in the South in 2005 as compared to 2004.

Contribution to earnings increased $9 million and $50 million for the thirteen and twenty-six weeks ended June 26, 2005, respectively, compared to the thirteen and twenty-six weeks ended June 27, 2004. Items that affected the quarterly and year-to-date comparison of Timberlands’ contribution to earnings include the following:

•	Improved price realizations and mix in the West resulted in a $14 million increase in earnings, while a slight decrease in fee harvest in the West resulted in lower earnings of $9 million for the second quarter of 2005, as compared to the same period in 2004. On a year-to-date basis, improved price realizations and mix in the West resulted in a $29 million increase in earnings and a slight decrease in fee harvest in the West resulted in lower earnings of $6 million for the first half of 2005 as compared to the same period in 2004. Minerals revenue improved by $2 million in the first half of 2005 as compared to the first half of 2004.

•	In the South, improved price realizations and mix resulted in a $21 million increase in earnings. Offsetting this was a decrease in fee harvest, due to the sale of the Georgia Timberlands in the third quarter of 2004, resulting in an overall $3 million decrease in earnings for the second quarter of 2005, as compared to the same period in 2004. For the year-to-date period, improved price realizations and mix in the South resulted in a $34 million increase in earnings in 2005, compared to the same period in 2004. A decrease in fee harvest in the South, due to the sale of the Georgia Timberlands in the third quarter of 2004 resulted in lower earnings for the first half of 2005 by $7 million as compared to the same period in 2004. Oil and gas revenue improved by $8 million in the first half of 2005 as compared to the first half of 2004.

•	Earnings from the B.C. Coastal timberlands operations decreased $8 million and $9 million in the thirteen and twenty-six weeks ended June 26, 2005, respectively, as compared to the same period in 2004, primarily due to the sale of the B.C. Coastal operations at the end of May 2005.

Timberlands’ third quarter earnings are expected to be slightly lower than the second quarter, due to reduced harvest and sales activity from normal seasonal shutdowns. Export prices are expected to be modestly higher, but not enough to offset anticipated declines in domestic log prices.

Weyerhaeuser Company

Wood Products

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$2,595	$2,792	$4,834	$4,939
Contribution to earnings	204	448	335	621

Demand for building products during the first half of 2005 was similar to the first half of 2004, as indicated by U.S. housing starts. The seasonally adjusted annual rate for U.S. housing starts was 2.1 million and 2.0 million for the first and second quarters of 2005, compared to 1.9 million for the both of the comparable periods in 2004. However, to avoid the product shortages that were caused by transportation issues in the first half of 2004, dealers and distributors built inventories through the winter months in advance of the spring construction season. This, combined with additional supply from manufacturers, was effective in preventing a repeat of the extraordinary price activity in structural panels that occurred in the first half of 2004, and resulted in overall lower average prices for oriented strand board and plywood for the first two quarters in 2005, and lower average prices for lumber in the second quarter of 2005.

Net sales and revenues decreased $197 million, or 7 percent, for the thirteen-week period ended June 26, 2005, compared to the thirteen-week period ended June 27, 2004. The overall decrease is primarily the result of lower prices for structural panels and softwood lumber due to market factors mentioned above. The significant changes in second quarter net sales and revenues include the following:

•	Sales of structural panels, which include oriented strand board and plywood, decreased $217 million. Price realizations for oriented strand board decreased $105 per thousand square feet (3/8” basis), or 26 percent. Price realizations for plywood decreased $69 per thousand square feet (3/8” basis), or 17 percent. Shipments of oriented strand board decreased 102 million square feet, or 9 percent, and shipments of plywood decreased 68 million square feet, or 10 percent. The primary factors behind these decreases in shipment volumes were the sale of two plywood mills in December 2004, the redirection of additional oriented strand board volume toward the production of engineered lumber, extended maintenance downtime at the Sutton, West Virginia oriented strand board mill during the second quarter of 2005, and the sale of the Slave Lake, Alberta oriented strand board mill in February 2004.

•	Sales of softwood lumber decreased $74 million. Price realizations decreased $24 per thousand board feet, or 5 percent. Shipment volume decreased 38 million board feet, or 2 percent.

•	Sales of engineered lumber products, which include engineered I-joists and engineered solid section products, increased $82 million, or 22 percent, due primarily to increased price realizations.

•	Sales of other building products increased $27 million, or 9 percent.

Net sales and revenues decreased $105 million, or 2 percent, in the first half of 2005, compared to the first half of 2004. The significant changes in year-to-date net sales and revenues included:

•	Sales of structural panels decreased $305 million. Price realizations for oriented strand board decreased $69 per thousand square feet (3/8” basis), or 18 percent. Price realizations for plywood decreased $37 per thousand square feet (3/8” basis), or 10 percent. Shipments of oriented strand board decreased 175 million square feet, or 8 percent, and shipments of plywood decreased 173 million square feet, or 13 percent, for reasons discussed above.

•	Sales of engineered lumber products increased $150 million, primarily due to price increases. Shipment volumes were up slightly.

•	Sales of other building products increased $44 million.

•	Sales of softwood lumber were relatively flat, with little change in either shipment volumes or average price realizations.

Weyerhaeuser Company

Segment contribution to earnings was $204 million in the thirteen weeks ended June 26, 2005, down from $448 million in the thirteen weeks ended June 27, 2004. The year-to-date contribution to earnings was $335 million for 2005, down from $621 million for 2004. The following factors affected the quarterly and year-to-date comparison of segment contribution to earnings:

•	The net effect of price variances on contribution to earnings was a decrease in segment earnings of approximately $115 million in the second quarter of 2005 compared to the same period in 2004. Lower prices for lumber, plywood, and oriented strand board caused a decrease of $205 million, which was partially offset by increased prices for engineered lumber products, composite panels, and other products. On a year-to-date basis, the net effect of price variances was an increase to segment earnings of approximately $19 million in comparison to 2004.

•	The net effect of shipment volumes on contribution to earnings was a decrease in earnings of approximately $26 million in the second quarter of 2005, compared to the second quarter of 2004, and a decrease in earnings of approximately $36 million in the first half of 2005 compared to 2004.

•	Increases in wood raw materials, resin, and other manufacturing costs, combined with the effect of the strengthening Canadian dollar, negatively affected contribution to earnings by approximately $117 million in the second quarter of 2005 and by approximately $277 million in the first half of 2005, as compared to the same periods in 2004.

Prices for commodity building products are expected to drop seasonally in the third quarter. Shipment volumes are expected to be flat. As a result, third quarter earnings are expected to decline to a level closer to the first quarter.

Third party sales and total production volumes for the major products in the Wood Products segment for the thirteen and twenty-six week periods ended June 26, 2005, and June 27, 2004, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Third party sales volumes (millions, except logs)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Softwood lumber — board feet	2,355	2,393	4,412	4,447
Plywood — square feet (3/8”)	600	668	1,137	1,310
Veneer — square feet (3/8”)	59	60	119	115
Composite panels — square feet (3/4”)	317	324	616	625
Oriented strand board — square feet (3/8”)	1,041	1,143	1,949	2,124
Engineered I-Joists — lineal feet	138	132	246	240
Engineered solid section — cubic feet	10	10	19	18
Hardwood lumber — board feet	114	117	216	220
Logs — in thousands of cunits (100 cubic feet)	177	279	364	449

	Thirteen weeks ended		Twenty-six weeks ended
Total production volumes (millions)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Softwood lumber — board feet	1,869	1,881	3,690	3,641
Plywood — square feet (3/8”)	302	405	605	827
Veneer — square feet (3/8”) (1)	529	609	1,046	1,194
Composite panels — square feet (3/4”)	282	281	549	549
Oriented strand board — square feet (3/8”)	1,019	1,056	2,026	2,087
Engineered I-Joists – lineal feet	132	124	265	234
Engineered solid section — cubic feet	10	11	21	20
Hardwood lumber — board feet	96	96	188	185

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Weyerhaeuser Company

Cellulose Fiber and White Papers (formerly Pulp and Paper)

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$1,077	$1,012	$2,155	$1,981
Contribution (charge) to earnings	16	14	35	(11)

Net sales and revenues increased $65 million, or 6 percent, for the thirteen-week period ended June 26, 2005, compared to the thirteen-week period ended June 27, 2004. The increase was primarily due to the following:

•	Fine paper sales, including paper and coated groundwood, increased $83 million. Fine paper shipments increased approximately 25,000 tons, or 3 percent, and price realizations increased approximately $79 per ton, or 11 percent, in the second quarter of 2005, compared to the same period in 2004. The increase in fine paper realizations reflects a general improvement in the U.S. economy.

•	Pulp sales declined $16 million during the second quarter of 2005 compared to the second quarter 2004. Unit shipments declined 55,000 tons, or 9 percent, due to a weakening demand in world papergrade pulp markets; however, price realizations improved $26 per ton, or 4 percent, as improvements in fluff prices more than offset a decline in papergrade prices.

Net sales and revenues increased $174 million, or 9 percent, for the twenty-six weeks ended June 26, 2005, compared to the twenty-six weeks ended June 27, 2004. The significant changes in net sales and revenues included the following:

•	Fine paper sales increased $153 million. Unit shipments increased approximately 19,000 tons, or 1 percent. Price realizations increased approximately $87 per ton, or 12 percent in the first half of 2005, compared to the first half of 2004.

•	Pulp sales increased $21 million. Unit shipments declined approximately 50,000 tons, or 4 percent, but price realizations increased approximately $40 per ton, or 7 percent, for the twenty-six weeks offended June 26, 2005, as compared to the twenty-six weeks ended June 27, 2004.

The second quarter 2005 contribution to earnings of $16 million increased slightly over the $14 million contribution in the same period of 2004. The segment had a contribution to earnings of $35 million in the twenty-six week period ended June 26, 2005, compared to an $11 million loss in the twenty-six week period ended June 27, 2004. The following factors affected the comparison of segment contribution to earnings for the second quarter and for the first half of 2005:

•	Increases in fine paper prices contributed approximately $63 million to second quarter earnings and an increase in fine paper sales volume contributed an additional $1 million to the quarterly earnings. On a year-to-date basis, the fine paper price increase contributed approximately $139 million to earnings while the effect of the modest volume increase was minimal.

•	Pulp price improvement contributed approximately $15 million to second quarter earnings, while the decrease in volume negatively affected quarterly earnings by approximately $5 million. On a year-to-date basis, pulp price improvement contributed approximately $49 million to segment earnings while the decrease in volume resulted in a negative effect of approximately $4 million.

•	The strengthening of the Canadian dollar against the U.S. dollar in 2005 resulted in increased operating costs of the segment’s Canadian facilities, resulting from the translation of Canadian-denominated operating costs into U.S. dollars. This negatively affected the segment’s earnings by approximately $18 million in the second quarter of 2005 and by approximately $35 million for the first half of 2005, when compared with the same periods of 2004.

•	Energy and chemical costs increased approximately $23 million in the second quarter of 2005 and approximately $38 million for the first half of 2005, as compared with the same periods of 2004, due primarily to higher energy prices and the impact that energy costs are having on chemical prices.

•	Transportation costs increased approximately $17 million in the second quarter of 2005 and approximately $35 million for the first half of 2005, due largely to the effect of increased energy costs on transportation rates.

•	General maintenance costs and downtime-related expenses negatively affected segment earnings by approximately $12 million and $32 million for the thirteen and twenty-six weeks ended June 26, 2005, respectively. During the first half of 2005, the company’s Cellulose Fiber and Fine Paper facilities took approximately 23,000 tons of additional scheduled maintenance downtime, as compared to 2004.

Weyerhaeuser Company

•	Raw material costs (chips and purchased paper for converting operations) increased approximately $4 million during the second quarter and approximately $12 million for the first half of 2005, due to higher prices.

•	Depreciation expense increased approximately $6 million during the second quarter and approximately $11 million for the first half of 2005, as compared to the prior year, due to capital additions.

Price declines are expected for papergrade pulp and fine paper product lines in the coming months. However, the company expects that minimal scheduled maintenance downtime will result in lower costs and higher third quarter earnings.

Third party sales and total production volumes for major Cellulose Fiber and White Papers products follow:

	Thirteen weeks ended		Twenty-six weeks ended
Third party sales volumes (thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Pulp — air-dry metric tons	587	642	1,216	1,266
Paper — tons(1)	742	718	1,478	1,459
Coated groundwood — tons	62	61	120	120
Liquid packaging board — tons	65	72	125	138
Paper converting — tons	494	459	969	926

	Thirteen weeks ended		Twenty-six weeks ended
Total production volumes (thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Pulp — air-dry metric tons(2)	614	636	1,235	1,255
Paper — tons (3)	752	736	1,515	1,479
Coated groundwood — tons	59	61	114	116
Liquid packaging board — tons	64	67	124	128
Paper converting — tons	487	442	962	902

(1)	Paper volumes include unprocessed rolls and converted paper volumes.

(2)	Pulp production excludes volumes further processed into paper products in company mills.

(3)	Paper machine production.

Containerboard, Packaging and Recycling

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$1,223	$1,141	$2,386	$2,207
Contribution to earnings	99	62	147	86

Net sales and revenues increased $82 million, or 7 percent, in the thirteen weeks ended June 26, 2005, as compared to the thirteen weeks ended June 27, 2004. The significant changes in net sales and revenues include the following:

•	Sales of corrugated packaging increased $51 million, or 6 percent. Price realizations for corrugated packaging increased approximately $4 per thousand square feet, or 7 percent, in the second quarter of 2005, compared to the same period of 2004, but unit shipments decreased approximately 317 million square feet, or 2 percent.

•	Containerboard sales increased $21 million, or 26 percent, in the second quarter of 2005, as compared to the second quarter of 2004. Price realizations for containerboard increased approximately $31 per ton, or 9 percent, and volumes shipped increased 38,000 tons, or 17 percent.

Selling prices for corrugated packaging and containerboard began increasing during the second and third quarters of 2004 as a result of an increase in industry demand for corrugated packaging, coupled with high containerboard mill operating rates and low inventory levels.

Weyerhaeuser Company

Net sales and revenues increased $179 million, or 8 percent, in the twenty-six weeks ended June 26, 2005, as compared to the twenty-six weeks ended June 27, 2004. The significant changes in net sales and revenues include the following:

•	Sales of corrugated packaging increased $96 million, or 5 percent. An increase in price realizations for corrugated packaging of approximately $4 per thousand square feet, or 9 percent, more than offset the effect of a decrease in unit shipments. Unit shipments of corrugated packaging declined approximately 1.1 billion square feet, or 3 percent, in the first half of 2005, compared to the same period in 2004, as U.S. industry box shipments declined approximately 1 percent, and the company sold or closed four packaging plants in 2004.

•	Containerboard sales increased $57 million, or 35 percent. Containerboard shipments increased approximately 83,000 tons, or 18 percent, in the first half of 2005 as compared to the first half of 2004, and price realizations for containerboard increased approximately $52 per ton, or 15 percent, in the 2005 period as compared to the 2004 period. The increase in containerboard shipments was primarily due to higher shipments to export markets.

Contribution to earnings increased $37 million in the thirteen weeks ended June 26, 2005, compared to the thirteen weeks ended June 27, 2004. Contribution to earnings increased $61 million in the twenty-six weeks ended June 26, 2005, compared to the twenty-six weeks ended June 27, 2004. The increase in contribution to earnings was primarily attributable to the following:

•	Increases in containerboard and packaging price realizations contributed approximately $75 million in the second quarter of 2005 and approximately $179 million year-to-date 2005, when compared with the same periods of 2004.

•	Increased manufacturing costs negatively affected contribution to earnings by approximately $25 million in the second quarter of 2005 and by approximately $63 million year-to-date 2005, as compared to the same periods of 2005. The increase in manufacturing costs was primarily due to an increase in maintenance spending at the containerboard mills and higher purchase prices for chemicals, electricity and natural gas. The company’s containerboard mills took 79,000 tons of market-related downtime in the first half of 2005 versus 32,000 tons in the first half of 2004.

•	Outbound transportation costs increased by approximately $12 million in the second quarter of 2005 and by approximately $19 million in the first half of 2005, as compared to the same periods in 2004, primarily due to rising fuel costs, rate increases by rail carriers and switching to higher cost modes of transportation in order to make on-time deliveries.

•	The twenty-six weeks ended June 26, 2005, also includes a pretax charge of approximately $6 million associated with the closure of a packaging facility in Bowling Green, Ky., and a $12 million pretax charge for the settlement of a linerboard antitrust lawsuit.

The company expects third quarter earnings to decrease as both containerboard and box prices are currently under pressure, primarily due to a softening in general economic conditions.

Third party sales and total production volumes for major Containerboard, Packaging and Recycling products follows:

	Thirteen weeks ended		Twenty-six weeks ended
Third party sales volumes (thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Containerboard — tons	259	221	554	471
Packaging — MSF	18,600	18,917	35,954	37,063
Recycling — tons	695	701	1,387	1,379
Kraft bags and sacks — tons	22	23	45	47

Weyerhaeuser Company

	Thirteen weeks ended		Twenty-six weeks ended
Total production volumes (in thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Containerboard — tons(1)	1,581	1,598	3,084	3,101
Packaging — MSF	19,915	20,208	38,543	39,701
Recycling — tons(2)	1,673	1,707	3,297	3,314
Kraft bags and sacks — tons	22	23	45	47

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.

(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Real Estate and Related Assets

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$648	$524	$1,303	$993
Contribution to earnings	156	118	339	238

Net sales and revenues and contribution to earnings increased $124 million and $38 million, respectively, in the thirteen weeks ended June 26, 2005, compared to the thirteen weeks ended June 27, 2004. Sales in markets where the company operates remained strong during 2005. Net sales and revenues attributable to single-family home sales were $598 million and $492 million in the second quarter of 2005 and 2004, respectively. The segment closed 1,279 single-family home sales during the second quarter of 2005, as compared to 1,216 single-family home sales in the second quarter of 2004. The average sales price for single-family homes was approximately $468,000 in the thirteen weeks ended June 26, 2005, and approximately $405,000 in the thirteen weeks ended June 27, 2004. Segment earnings for the thirteen weeks ended June 26, 2005, included $21 million of earnings from land and lot sales compared to $5 million in the thirteen weeks ended June 27, 2004.

Net sales and revenues increased $310 million and contribution to earnings increased $101 million in the first half of 2005, compared to the first half of 2004. Net sales and revenues attributable to single-family home sales were $1.1 billion and $894 million in the twenty-six weeks ended June 26, 2005, and June 27, 2004, respectively. The segment closed 2,468 single-family home sales during the first half of 2005, as compared to 2,281 single-family home sales closed in the same period in 2004. The average sales price for single-family homes was approximately $459,000 in the twenty-six weeks ended June 26, 2005, and approximately $392,000 in the twenty-six weeks ended June 27, 2004. Segment earnings for the first half of 2005 include $78 million of earnings from land and lot sales compared to $47 million in the first half of 2004.

The backlog of homes sold, but not closed, represents approximately six months’ sales. The company’s key real estate markets continue to be strong and Weyerhaeuser expects single-family closings to remain steady in the third quarter.

Corporate and Other

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales and revenues	$151	$147	$300	$282
Contribution (charge) to earnings	99	(67)	82	(143)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings includes the following:

•	The thirteen and twenty-six weeks ended June 26, 2005, include a $64 million pretax gain on the sale of the company’s B.C. Coastal operations.

Weyerhaeuser Company

•	The thirteen and twenty-six weeks ended June 26, 2005, include a $57 million gain related to the recognition of a deferred gain from previous timberlands sales.

•	The thirteen and twenty-six weeks ended June 26, 2005, include $17 million and $42 million, respectively, of interest income, compared to $3 million and $4 million of interest income in the thirteen and twenty-six weeks ended June 27, 2004, respectively. The 2005 periods include $12 million and $31 million of interest income for the thirteen and twenty-six week periods, respectively, related to consolidated special-purpose entities. This activity was not fully consolidated in the 2004 periods. See Note 7 of Notes to Consolidated Financial Statements.

•	Foreign exchange gains (losses) were ($12) million and ($6) million in the thirteen weeks ended June 26, 2005, and June 27, 2004, respectively, and $1 million and ($16) million in the twenty-six weeks ended June 26, 2005, and June 27, 2004, respectively. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	General and administrative expenses retained in the Corporate and Other segment have declined on both a quarterly and year-to-date basis in 2005 as compared to the same periods in 2004, primarily related to a change in allocating general and administrative costs to the other segments.

Interest Expense

Interest expense incurred by Weyerhaeuser was $375 million in the first half of 2005, compared to $413 million in the first half of 2004. Interest expense includes $9 million and $25 million in the thirteen and twenty-six week periods ended June 26, 2005, respectively, of interest incurred by special purpose entities the company has consolidated (see Note 7 of Notes to Consolidated Financial Statements). Interest expense for both the thirteen and twenty-six weeks ended June 27, 2004, includes a $21 million pretax charge for early extinguishment of debt. The net decrease in interest expense is primarily due to repayment of approximately $1.9 billion of long-term debt during 2004.

Income Taxes

The company’s effective income tax rate applicable to continuing operations is estimated to be 35.0 percent for 2005, compared to 34.0 percent in 2004. The company’s effective income tax rate is affected by state income taxes and the benefits of tax credits.

During the second quarter of 2005, the company recognized a $46 million income tax benefit in connection with the sale of the company’s B.C. Coastal operations. See Note 18 of Notes to Consolidated Financial Statements. The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and a current tax expense of $139 million on the taxable gain. Current taxes reflect the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada. Also during the second quarter of 2005, the company recognized a charge of $44 million for the accrual of income taxes associated with the planned repatriation of approximately $1.1 billion of foreign earnings. See Note 17 of Notes to Consolidated Financial Statements.

Under current tax law, the ability to use tax credits from the production of non-conventional fuel would be phased out ratably if the average annual domestic wellhead price published by the Department of Energy (DOE) is $51 to $64 per barrel (in 2004 dollars) and would be fully phased out if the top end of the price range is reached. The year-to-date average annual domestic wellhead price published by the DOE is below the phase-out range. Accordingly, the company has not lost the ability to use tax credits from the production of non-conventional fuel. The company estimates that it will generate approximately $24 million in tax credits from the production of non-conventional fuel in 2005.

Weyerhaeuser Company

Liquidity and Capital Resources

General

The company is committed to the maintenance of a sound capital structure. This commitment is based upon two considerations: the obligation to protect the underlying interests of its shareholders and lenders and the desire to have access, at all times, to all major financial markets.

The important elements of the policy governing the company’s capital structure are as follows:

•	To view separately the capital structures of Weyerhaeuser and Real Estate and Related Assets, given the very different nature of their assets and business activities. The amount of debt and equity associated with the capital structure of each will reflect the basic earnings capacity, real value and unique liquidity characteristics of the assets dedicated to that business.

•	The combination of maturing short-term debt and the structure of long-term debt will be managed to minimize liquidity risk.

Operations

Consolidated net cash provided by operations was $439 million in the twenty-six weeks ended June 26, 2005, a decrease of $199 million from the $638 million of net cash provided by operations in the twenty-six weeks ended June 27, 2004. The primary components of the change follow:

•	Weyerhaeuser cash received from customers, net of cash paid to employees, suppliers and others, decreased approximately $234 million in the first half of 2005, compared to the first half of 2004. This was partially attributable to the decline in oriented strand board prices, which had been a significant source of cash flows in the first half of 2004. Increased raw material and manufacturing costs in all segments also used additional cash flows in 2005. These effects were partially offset by additional cash provided by higher selling costs for pulp, paper and packaging products in the first half of 2005, as compared to the same period in 2004.

•	Real Estate and Related Assets cash received from customers, net of cash paid to employees, suppliers and others, increased approximately $116 million in the first half of 2005, compared to the first half of 2004. This was primarily attributable to increased gross margins realized on single-family homes closed in 2005.

•	Cash paid for interest in the first half of 2005 declined $40 million from the first half of 2004. Excluding the interest paid by special-purposes entities, which was offset by increased interest income from the special-purpose entities, cash paid for interest declined $65 million in the first half of 2005, primarily due to repayment of approximately $1.9 billion of long-term debt during 2004.

•	Cash paid for income taxes was $143 million higher in the first half of 2005, as compared to the same period in 2004. The increase is primarily due to increased quarterly tax payments on higher anticipated current income tax provisions in 2005.

Investing

Weyerhaeuser’s capital expenditures for the twenty-six weeks ended June 26, 2005, excluding acquisitions and Real Estate and Related Assets, were $331 million, compared to $177 million in the same period of 2004. Capital spending by segment for the twenty-six weeks ended June 26, 2005, was as follows: $31 million for Timberlands; $63 million for Wood Products; $122 million for Cellulose Fiber and White Papers; $67 million for Containerboard, Packaging and Recycling; and $48 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $850 million for the year; however, this expenditure level could increase or decrease as a consequence of a number of factors, including future economic conditions and weather.

On May 30, 2005, Weyerhaeuser closed on the sale of its B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada. In the second quarter of 2005, the company received net cash proceeds from the sale of approximately $1.1 billion (U.S.), including working capital. See Note 18 of Notes to Consolidated Financial Statements.

Weyerhaeuser Company

Financing

During the first half of 2005, the company, including Real Estate and Related Assets, repaid $625 million of long-term debt. Total interest-bearing debt as of June 26, 2005, was $10.0 billion, down from $10.6 billion as of December 26, 2004. The company paid dividends of $220 million during the first half of 2005, compared to dividends of $179 million during the same period of 2004. Effective with the second quarter of 2005, the company increased its quarterly dividend from $0.40 per share to $0.50 per share. The increase in dividends paid year-to-date is also partially due to the issuance of 16,675,000 common shares in May 2004. The company received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million during the second quarter of 2004. Proceeds from the issuance of stock options were $136 million in the first half of 2005 compared to $131 million in the first half of 2004.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have established two multi-year revolving lines of credit in the maximum aggregate amount of $2.5 billion as of June 26, 2005. The $1.3 billion multi-year revolving line of credit expires in March 2007 and the $1.2 billion multi-year revolving line of credit expires in March 2010. WRECO can borrow up to $400 million under the March 2010 facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of June 26, 2005, $2.0 billion was available under these bank facilities for incremental borrowings.

The company’s debt-to-total capital ratio is as follows:

Dollar amounts in millions	June 26, 2005	Dec. 26, 2004
Notes payable and commercial paper:
Weyerhaeuser	$2	$3
Real Estate and Related Assets	5	2

Long-term debt:
Weyerhaeuser	9,151	9,766
Real Estate and Related Assets	854	867

Capital lease obligations:
Weyerhaeuser	93	103

Total debt	10,105	10,741

Minority interest:
Weyerhaeuser	27	25
Real Estate and Related Assets	42	73

Deferred income taxes:
Weyerhaeuser	4,320	4,533
Real Estate and Related Assets	(34)	(22)

Shareholders’ interest	9,849	9,255

Total capital	$24,309	$24,605

Debt-to-total-capital ratio	41.6%	43.7%

Excluding the Real Estate and Related Assets amounts disclosed above and excluding Weyerhaeuser’s investment in Real Estate and Related Assets of $1.2 billion as of June 26, 2005, and $1.1 billion as of December 26, 2004, Weyerhaeuser’s debt-to-total-capital ratio was 41.6 percent and 43.6 percent as of June 26, 2005, and December 26, 2004, respectively.

Weyerhaeuser Company

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

The company expects it will not be required to make contributions to the U.S. plans during 2005 and will contribute a total of approximately $42 million to its Canadian plans during 2005.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.0 billion as of June 26, 2005, which represented approximately 10 percent of the company’s consolidated assets.

Weyerhaeuser Company

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

Legal, Environmental and Product Liability Reserves

Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 13 of Notes to Consolidated Financial Statements, the company’s legal exposures are significant and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

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

Additionally, as discussed in Note 13 of the Notes to Consolidated Financial Statements, reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts.

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

Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2005, the company entered into foreign exchange contracts in connection with an agreement to sell its B.C. Coastal operations. To the extent applicable, the foreign exchange contracts were designated as a hedge of the company’s net investment in B.C. Coastal. Upon the sale of the company’s B.C. Coastal operations on May 30, 2005, the gain related to this hedge was reclassified from cumulative other comprehensive income into earnings as part of the gain on the sale of the B.C. Coastal operations. Prior to May 30, 2005, foreign exchange contracts in excess of the company’s net investment in B.C. Coastal were not designated as hedges and changes in the fair value of the contracts were recognized in earnings in the period the change occurred. As of May 30, 2005, the company redesignated the entire amount of the foreign exchange contracts as a hedge of the company’s net investment in Weyerhaeuser Company Limited, the subsidiary that held the B.C. Coastal operations. As of June 26, 2005, the notional value of the foreign exchange contracts was $1.1 billion (Canadian), or approximately $892 million (U.S.), and the fair value of these contracts was a loss of approximately $1 million (U.S.). As of June 26, 2005, cumulative other comprehensive income includes approximately $15 million of loss related to changes in the fair value of this hedge since the date of redesignation.

Weyerhaeuser Company

The effects of the Canadian foreign exchange contracts on the accompanying consolidated financial statements are as follows:

Dollar amounts in millions
Gain on contracts through May 30, 2005:
Contracts designated as hedge of investment in B.C. Coastal, included in gain on sale of B.C. Coastal	$11
Contracts not designated as hedge, included in other operating costs, net	3
Loss on contracts from May 31, 2005 through June 26, 2005, included in cumulative other comprehensive income	(15)

Estimated fair value as of June 26, 2005, included in other liabilities	$(1)

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

Changes in Internal Controls

In the first quarter of 2005, the company began the first phase of implementation in a multi-year effort to upgrade the technology supporting the company’s financial systems. As part of this effort, the following changes were made during the second quarter of 2005:

•	In May 2005, the company implemented the consolidations module of a new general ledger system.

•	In May 2005, the company began deploying upgraded versions of the sales, product tracking and inventory/sales reporting systems in the fine paper business.

These implementations included new hardware and software and resulted in certain changes to business processes and internal controls impacting financial reporting. In addition, certain accounting processes are being centralized in connection with the upgrade of the technology supporting the company’s financial systems. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the new system software to individuals using the new systems to carry out their job responsibilities as well as those who rely on the financial information. Additionally, oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management.

No other changes occurred in the company’s internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Weyerhaeuser Company

Part II. Other Information

Item 1. Legal Proceedings

See discussion in Note 13 of Notes to Consolidated Financial Statements.

Item 2. Unregistered Sale of Equity Securities and Use Of Proceeds	not applicable

Item 3. Defaults upon Senior Securities	not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 21, 2005, were:

The reelection of D. Michael Steuert, Martha R. Ingram, John L. Kieckhefer, Arnold G. Langbo and Charles R. Williamson to the board of directors.

	For	Withheld
Steuert	208,727,346	7,683,893
Ingram	170,929,819	45,481,420
Kieckhefer	170,856,177	45,555,062
Langbo	170,886,466	45,524,773
Williamson	208,705,484	7,705,755

The terms of Richard Haskayne, Robert Herbold, Donald Mazankowski, Nicole Piasecki, Steven Rogel, Richard Sinkfield and James Sullivan continued after the annual meeting.

	For	Against	Abstain	Broker Non-Votes
Proposal relating to expensing of stock options	132,069,113	62,739,476	3,614,360	44,313,186
Proposal relating to a classified board	144,871,432	51,508,009	2,043,195	44,313,499
Shareholder proposal relating to performance-based options	62,665,305	133,866,643	1,889,021	44,315,166
Shareholder proposal relating to National Forest timber purchases	7,095,827	165,454,715	25,872,296	44,313,297
Proposal relating to the approval on an advisory basis the appointment of the independent auditors	213,267,174	1,558,327	1,585,791	26,324,843

Weyerhaeuser Company

Item 5. Other Information

Natural Resource and Environmental Matters

On May 30, 2005, the company sold almost all of its forest licenses and privately held timberland in western British Columbia (B.C.) to Brascan Corporation of Toronto, Canada. The transaction included 258,000 hectares (635,000 acres) of private timberlands and the annual harvesting rights to 3.6 million cubic meters of timber that is subject to public timber leases. The sale also included five softwood sawmills, with a combined annual production of 690 million board feet, and two remanufacturing facilities. Weyerhaeuser maintains a significant presence in Canada and British Columbia following the sale, and will continue to employ about 7,000 Canadian employees. As a result of the sale, Brascan assumed responsibility with respect to an objection brought by the Lyackson First Nation to a proposed subdivision by the company of privately owned lands on Valdes Island in B.C on the basis that the Lyackson First Nations’ aboriginal interests had not been sufficiently addressed. Also as a result of the sale, Brascan assumed responsibility with respect to a petition by the Hupacasath First Nation for a declaration that the province had failed to meaningfully consult with them before deciding to remove private lands formerly owned by the company from a company Tree Farm License, and that they have aboriginal interests in these lands.

Item 6. Exhibits

Exhibits

12.	Statement regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Weyerhaeuser Company

EXHIBITS INDEX

Exhibits:

12.	Statement regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)