Form 10-Q
period 2005-09-25
WEYERHAEUSER CO
filed 2005-11-04
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine weeks ended September 25, 2005, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s class of common stock, as of October 28, 2005, was 243,238,407 common shares ($1.25 par value).

Weyerhaeuser Company - 2 -

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing

For the thirty-nine weeks ended September 25, 2005

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 26, 2004. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirty-nine week period ended September 25, 2005, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

By	/s/ Steven J. Hillyard
Steven J. Hillyard
Duly Authorized Officer and Principal Accounting Officer

November 4, 2005

Weyerhaeuser Company - 3 -

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

For the periods ended September 25, 2005 and September 26, 2004

(Dollar amounts in millions except per-share data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues:
Weyerhaeuser	$5,008	$5,088	$14,947	$14,734
Real Estate and Related Assets	596	591	1,899	1,584

Total net sales and revenues	5,604	5,679	16,846	16,318

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,934	3,758	11,560	10,980
Depreciation, depletion and amortization	329	316	980	951
Selling expenses	119	123	356	365
General and administrative expenses	236	226	677	698
Research and development expenses	18	13	44	38
Taxes other than payroll and income taxes	69	51	163	146
Charges for integration and restructuring (Note 14)	2	8	11	36
Charges for closure of facilities, net (Note 15)	29	13	37	17
Other operating costs, net (Note 16)	(32)	(300)	(63)	(240)

	4,704	4,208	13,765	12,991

Real Estate and Related Assets:
Costs and operating expenses	401	414	1,268	1,116
Depreciation and amortization	4	3	11	9
Selling expenses	36	31	105	88
General and administrative expenses	27	19	76	55
Taxes other than payroll and income taxes	1	1	2	2
Other operating costs, net	(2)	(19)	(4)	(17)

	467	449	1,458	1,253

Total costs and expenses	5,171	4,657	15,223	14,244

Operating income	433	1,022	1,623	2,074
Interest expense and other:
Weyerhaeuser:
Interest expense incurred (Notes 7 and 12)	(193)	(184)	(568)	(597)
Less interest capitalized	3	—	5	4
Interest income and other (Notes 7 and 8)	143	7	190	15
Equity in income of affiliates (Note 8)	2	4	6	11
Real Estate and Related Assets:
Interest expense incurred	(13)	(14)	(41)	(43)
Less interest capitalized	13	14	41	43
Interest income and other	4	1	7	21
Equity in income of unconsolidated entities (Note 8)	14	12	37	41

Earnings from continuing operations before income taxes	406	862	1,300	1,569
Income taxes (Note 17)	(120)	(293)	(477)	(533)

Earnings from continuing operations	286	569	823	1,036

Discontinued operations (Note 19):
Earnings from discontinued operations	(1)	38	80	73
Income tax benefit (expense)	—	(13)	41	(25)

Earnings from discontinued operations	(1)	25	121	48

Net earnings	$285	$594	$944	$1,084

Basic net earnings per share (Note 5):
Continuing operations	$1.16	$2.36	$3.36	$4.45
Discontinued operations	—	0.10	0.50	0.20

Net earnings per share	$1.16	$2.46	$3.86	$4.65

Diluted net earnings per share (Note 5):
Continuing operations	$1.16	$2.35	$3.36	$4.42
Discontinued operations	—	0.10	0.49	0.20

Net earnings per share	$1.16	$2.45	$3.85	$4.62

Dividends paid per share	$0.50	$0.40	$1.40	$1.20

See Accompanying Notes To Consolidated Financial Statements.

Weyerhaeuser Company - 4 -

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 25, 2005 and December 26, 2004

(Dollar amounts in millions)

(Unaudited)

	Sept. 25, 2005	Dec. 26, 2004
Assets

Weyerhaeuser
Current assets:
Cash and cash equivalents	$885	$1,044
Receivables, less allowances	1,966	1,558
Inventories (Note 10)	1,992	1,891
Prepaid expenses	581	592
Assets of business held for sale (Note 19)	—	1,129

Total current assets	5,424	6,214
Property and equipment, net	11,093	11,672
Construction in progress	544	268
Timber and timberlands at cost, less depletion charged to disposals	3,691	3,733
Investments in and advances to equity affiliates (Note 8)	496	489
Goodwill (Note 9)	2,988	2,996
Deferred pension and other assets	1,309	1,201
Restricted assets held by special purpose entities (Note 7)	914	909

	26,459	27,482

Real Estate and Related Assets
Cash and cash equivalents	4	153
Receivables, less discounts and allowances	49	43
Real estate in process of development and for sale	1,146	905
Land being processed for development	1,142	1,042
Investments in unconsolidated entities, less reserves (Note 8)	60	59
Other assets	297	270

	2,698	2,472

Total assets	$29,157	$29,954

See Accompanying Notes To Consolidated Financial Statements.

Weyerhaeuser Company - 5 -

	Sept. 25, 2005	Dec. 26, 2004
Liabilities and shareholders’ interest

Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 12)	$3	$3
Current maturities of long-term debt (Note 12)	182	489
Accounts payable	1,167	1,159
Accrued liabilities (Note 11)	1,562	1,432
Liabilities of business held for sale (Note 19)	—	297

Total current liabilities	2,914	3,380
Long-term debt (Note 12)	8,010	9,277
Deferred income taxes	4,396	4,312
Deferred pension, other postretirement benefits and other liabilities	1,585	1,500
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 7)	783	815
Commitments and contingencies (Note 13)

	17,688	19,284

Real Estate and Related Assets
Notes payable and commercial paper (Note 12)	3	2
Long-term debt (Note 12)	852	867
Other liabilities	488	546
Commitments and contingencies (Note 13)

	1,343	1,415

Total liabilities	19,031	20,699

Shareholders’ interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 245,130,835 and 240,360,619 shares	304	300
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,045,375 and 2,111,255 shares	139	144
Other capital	4,219	4,075
Retained earnings	5,174	4,573
Cumulative other comprehensive income	290	163

Total shareholders’ interest	10,126	9,255

Total liabilities and shareholders’ interest	$29,157	$29,954

Weyerhaeuser Company - 6 -

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the thirty-nine week periods ended September 25, 2005 and September 26, 2004

(Dollar amounts in millions)

(Unaudited)

	Consolidated		Weyerhaeuser		Real Estate and Related Assets
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Cash flows from operations:
Net earnings	$944	$1,084	$641	$839	$303	$245
Noncash charges (credits):
Depreciation, depletion and amortization	999	988	988	979	11	9
Deferred income taxes, net	(185)	135	(164)	155	(21)	(20)
Pension and other postretirement benefits (Note 4)	134	144	130	140	4	4
Equity in income of affiliates and unconsolidated entities (Note 8)	(43)	(52)	(6)	(11)	(37)	(41)
Charges for litigation (Note 13)	25	65	25	65	—	—
Credit for reversal of hardboard siding reserve (Note 13)	—	(20)	—	(20)	—	—
Charges for impairment of long-lived assets (Notes 15 and 16)	20	4	20	4	—	—
Loss on early extinguishment of debt	21	21	21	21	—	—
Gain on sale of investment in equity affiliate (Note 8 )	(115)	—	(115)	—	—	—
Gain on disposition of assets (Note 16)	(3)	(40)	(3)	(40)	—	—
Gain on sale of B.C. Coastal Group operations (Note 19)	(63)	—	(63)	—	—	—
Gain on significant sale of nonstrategic timberlands (Notes 7 and 18)	(57)	(271)	(57)	(271)	—	—
Foreign exchange gains (Note 16)	(37)	—	(37)	—	—	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(402)	(306)	(397)	(318)	(5)	12
Inventories, real estate and land	(339)	(339)	(66)	(72)	(273)	(267)
Prepaid expenses	3	(69)	(10)	(76)	13	7
Accounts payable and accrued liabilities	73	124	91	(32)	(18)	156
Other	(111)	(137)	(26)	(52)	(85)	(85)

Net cash from operations	864	1,331	972	1,311	(108)	20

Cash flows from investing activities:
Property and equipment	(549)	(264)	(533)	(252)	(16)	(12)
Timberlands reforestation	(24)	(23)	(24)	(23)	—	—
Acquisition of timberlands	(30)	(57)	(30)	(57)	—	—
Net distributions from equity affiliates	29	37	2	15	27	22
Investment in restricted assets held by special purpose entities	—	(362)	—	(362)	—	—
Proceeds from sale of:
Property, equipment and other assets	22	113	22	113	—	—
B.C. Coastal Group operations (Note 19)	1,107	—	1,107	—	—	—
Investment in equity affiliate (Note 8)	115	—	115	—	—	—
Significant nonstrategic timberlands (Note 18)	—	384	—	384	—	—
Intercompany advances	—	—	5	11	(5)	(11)
Other	—	(18)	—	(18)	—	—

Net cash from investing activities	670	(190)	664	(189)	6	(1)

Cash flows from financing activities:
Issuances of debt	1	—	1	—	—	—
Notes, commercial paper borrowings, and revolving credit facility, net	(27)	(36)	2	(19)	(29)	(17)
Cash dividends	(342)	(276)	(342)	(276)	—	—
Intercompany return of capital	—	—	—	1	—	(1)
Payments on debt	(1,614)	(1,171)	(1,596)	(1,147)	(18)	(24)
Proceeds from common share offering	—	954	—	954	—	—
Exercise of stock options	150	141	150	141	—	—
Proceeds from liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	—	302	—	302	—	—
Other	(10)	(22)	(10)	(22)	—	—

Net cash from financing activities	(1,842)	(108)	(1,795)	(66)	(47)	(42)

Net change in cash and cash equivalents	(308)	1,033	(159)	1,056	(149)	(23)
Cash and cash equivalents at beginning of period	1,197	202	1,044	171	153	31

Cash and cash equivalents at end of period	$889	$1,235	$885	$1,227	$4	$8

Cash paid during the period for:
Interest, net of amount capitalized	$678	$710	$678	$710	$—	$—

Income taxes	$472	$308	$217	$257	$255	$51

See Accompanying Notes To Consolidated Financial Statements.

Weyerhaeuser Company - 7 -

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004

(Unaudited)

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. Intercompany transactions and accounts are eliminated. Investments in and advances to unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

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

Weyerhaeuser Company - 8 -

The FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets–An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (Statement 153), in December 2004. Statement 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The company adopted the provisions of Statement 153 in the third quarter of fiscal 2005. Statement 153 did not have a material effect on the company’s financial position or results of operations.

The FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (Interpretation 47), in March 2005. Interpretation 47 clarifies that a liability must be recognized for a legal obligation to perform an asset retirement activity when the timing or method of settlement are conditional on future events that may or may not be within the control of the company if the fair value of the liability can be reasonably estimated. Interpretation 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation exists. The company is required to adopt Interpretation 47 by the end of 2005. The company is not able to estimate at this time the effect that adoption of Interpretation 47 will have on its financial position or results of operations.

Note 3: Stock-Based Employee Compensation

The company continues to apply the intrinsic-value method for stock-based compensation to employees prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

As described in Note 2: New Accounting Pronouncements, APB Opinion No. 25 will be superseded by Statement 123R effective as of the beginning of fiscal year 2006. Employee awards issued, modified, repurchased or cancelled after implementation of Statement 123R under share-based payment arrangements will be measured at fair value as of the grant dates and the resulting cost will be recognized in the statement of earnings over the service period.

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

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net earnings as reported	$285	$594	$944	$1,084
Less incremental stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	—	—	(33)	(33)

Pro forma net earnings	$285	$594	$911	$1,051

Net earnings per share:
Basic—as reported	$1.16	$2.46	$3.86	$4.65
Basic—pro forma	1.16	2.46	3.73	4.50
Diluted—as reported	1.16	2.45	3.85	4.62
Diluted—pro forma	1.16	2.45	3.72	4.48

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

Weyerhaeuser Company - 9 -

Note 4: Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $46 million and $134 million in the thirteen and thirty-nine weeks ended September 25, 2005, respectively, and $52 million and $144 million in the thirteen and thirty-nine weeks ended September 26, 2004, respectively. The components of net periodic benefit costs are:

	Pension
	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Service cost	$31	$31	$104	$93
Interest cost	75	65	210	195
Expected return on plan assets	(104)	(95)	(305)	(278)
Amortization of loss	10	6	26	23
Amortization of prior service cost	10	9	28	25
Loss due to closure, sale, plan termination and other	1	13	2	16

	$23	$29	$65	$74

	Other Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Service cost	$5	$5	$16	$19
Interest cost	13	15	40	41
Amortization of loss	7	10	20	19
Amortization of prior service cost	(2)	(7)	(7)	(9)

	$23	$23	$69	$70

The company is not required to make any contributions to its U.S. pension plans during 2005. The company contributed $35 million to its Canadian pension plans in the thirty-nine weeks ended September 25, 2005, and expects to contribute a total of approximately $42 million to its Canadian pension plans in 2005.

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

The qualified and registered plans are exposed to the risk of nonperformance by counterparties to the indirect investments but the company does not expect any counterparty to fail to meet its obligations. However, because there are no exchanges of principal on the indirect investments, only the amount of unsettled net receivables is at risk. The company manages this risk through selection of counterparties with a defined minimum credit quality, diversification, settlement provisions and documented agreements. Investments in hedge funds and private partnerships are controlled through selection and diversification of managers and strategies and use of limited liability vehicles. Portfolio risk is managed through diversification and by constraining the risk profile of the portfolio within defined boundaries.

Weyerhaeuser Company - 10 -

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

The expected return on plan assets assumption reflects the company’s best estimate regarding the long-term expected return on the U.S. portfolio. The expected return assumption is based on historical fund returns. The Canadian fund’s investment strategy has mirrored that of the U.S. plan since 1998. Over the 20-year period during which this investment strategy has been pursued, the U.S. fund has achieved a net compound annual return of 17.4 percent. The determination of the expected return on plan assets assumption requires a high degree of judgment and places weight on more recent pension plan asset performance. The expected return on plan assets assumption as of December 26, 2004, is:

Direct investments	7.3%
Derivatives	2.2

9.5%

Actual Return on Plan Assets

The composition of the actual return on plan assets in each of the years in the three-year period ended December 26, 2004, is as follows:

Dollar amounts in millions	2004	2003	2002
Direct investments	$378	$362	$54
Derivatives	253	667	(570)

	$631	$1,029	$(516)

Weyerhaeuser Company - 11 -

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

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Weighted average shares outstanding (thousands):
Basic	245,009	241,621	244,191	233,281
Dilutive effect of stock options	1,181	1,028	1,163	1,075

Diluted	246,190	242,649	245,354	234,356

Options to purchase 3,000 shares as of September 25, 2005, and 157,400 shares as of September 26, 2004, were not included in the computation of diluted earnings per share for both the thirteen and thirty-nine week periods then ended, because the option exercise prices were greater than the average market price of the company’s common shares during those periods.

Due to the differences in basic and diluted weighted average shares outstanding for the thirteen-week periods ended September 25, 2005, and September 26, 2004, as compared to the thirty-nine week periods then ended, earnings per share for the year-to-date 2005 and 2004 periods may not equal the sum of the respective earnings per share for the first three quarters of 2005 and 2004.

Note 6: Comprehensive Income

The company’s comprehensive income is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net earnings	$285	$594	$944	$1,084
Other comprehensive income (expense):
Foreign currency translation adjustments	65	144	77	53
Net gains (losses) on derivatives, net of tax	40	(3)	54	(4)
Reclassification of net (gain) loss on derivatives, net of tax	3	—	(4)	(1)

Comprehensive income	$393	$735	$1,071	$1,132

During the first quarter of 2005, the company entered into foreign exchange contracts in connection with an agreement to sell its British Columbia Coastal Group (B.C. Coastal) operations. To the extent applicable, the foreign exchange contracts were designated as a hedge of the company’s net investment in B.C. Coastal. Upon the sale of the company’s B.C. Coastal operations on May 30, 2005, the gain related to this hedge was reclassified into earnings as part of the gain on the sale of the B.C. Coastal operations. See Note 19: Discontinued Operations. As of May 30, 2005, the company redesignated the entire amount of the foreign exchange contracts as a hedge of the company’s net investment in Weyerhaeuser Company Limited, the subsidiary that held the B.C. Coastal operations. The company settled these contracts in July 2005, for a net cash payment of approximately $1 million. As of September 25, 2005, cumulative other comprehensive income includes approximately $15 million of loss related to changes in the fair value of this hedge between the date of redesignation and the dates the contracts were settled.

The effects of the Canadian foreign exchange contracts on the accompanying consolidated financial statements are as follows:

Dollar amounts in millions
Gain on contracts through May 30, 2005:
Contracts designated as hedge of investment in B.C. Coastal, included in gain on sale of B.C. Coastal	$11
Contracts not designated as hedge, included in other operating costs, net	3
Loss on contracts from May 31, 2005, through July 28, 2005, included in cumulative other comprehensive income	(15)

Net cash paid in settlement of contracts	$(1)

Weyerhaeuser Company - 12 -

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

Sales proceeds paid to buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million as of both September 25, 2005, and December 26, 2004. The monetization SPEs had long-term debt of $756 million as of September 25, 2005, and December 26, 2004. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations. The accompanying consolidated statement of earnings includes interest expense on SPE debt of $10 million and $35 million in the thirteen and thirty-nine week periods ended September 25, 2005, respectively, and interest income on SPE investments of $10 million and $41 million in the thirteen and thirty-nine week periods then ended, respectively. No comparable activity is included in interest income or interest expense in the 2004 periods.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under Interpretation 46R. The company’s real estate subsidiaries have consolidated three entities under Interpretation 46R, with estimated assets and liabilities of $21 million as of September 25, 2005, and $45 million as of December 26, 2004. As of September 25, 2005, the company’s real estate development subsidiaries have 16 lot option purchase agreements entered into prior to December 31, 2003, with deposits of approximately $38 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $168 million. In addition, as of September 25, 2005, the company’s real estate development subsidiaries have 15 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $17 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $232 million. One of the company’s real estate subsidiaries has approximately $11 million in subordinated loans at risk at September 25, 2005, in 34 variable interest entities.

Note 8: Equity Affiliates

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Weyerhaeuser

Weyerhaeuser’s significant equity affiliates as of September 25, 2005, are:

•	Liaison Technologies, LLC — A 30 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries,

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights, freehold land and related assets on the South Island of New Zealand.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

Weyerhaeuser Company - 13 -

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in pine forests in Uruguay and Australia.

•	Southern Cone Timber Investors Limited — A 50 percent owned joint venture that has invested in plantation forests in Uruguay.

Unconsolidated financial information for affiliated companies, which are accounted for on the equity method, follows. Unconsolidated net sales and revenues, operating income and net income include the results of SCA Weyerhaeuser Packaging Holding Company Asia Ltd. for the periods prior to June 2004, when the company sold its interest in the joint venture.

Unconsolidated assets and liabilities as of December 26, 2004, include the balances of MAS Capital Management Partners, L.P. (MAS Capital), a limited partnership. Unconsolidated net sales and revenues, operating income and net income include the results of MAS Capital for periods prior to July 2005. In May 2005, the company exercised an option to put its interest in MAS Capital to the general partner. The transaction closed in July 2005. The company received net cash proceeds of approximately $115 million and recognized a pretax gain on the sale of its investment of approximately $115 million in the third quarter of 2005. This gain is included in interest income and other in the accompanying consolidated statement of earnings.

Dollar amounts in millions	Sept. 25, 2005	Dec. 26, 2004
Current assets	$161	$173
Noncurrent assets	1,121	1,124
Current liabilities	146	146
Noncurrent liabilities	274	314

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$197	$184	$562	$507
Operating income	24	7	55	30
Net income	19	4	42	12

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

Real Estate and Related Assets

Unconsolidated financial information for entities that are accounted for by the equity method follows:

Dollar amounts in millions	Sept. 25, 2005	Dec. 26, 2004
Current assets	$16	$47
Noncurrent assets	916	868
Current liabilities	53	35
Noncurrent liabilities	571	570

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$27	$27	$75	$70
Operating income	21	19	44	51
Net income	18	17	36	57

Weyerhaeuser Company - 14 -

Note 9: Goodwill

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 25, 2005, are as follows:

Dollar amounts in millions	Timberlands	Wood Products	Cellulose Fiber and White Papers	Containerboard, Packaging and Recycling	Corporate and Other	Total
Balance as of December 26, 2004	$43	$791	$863	$1,285	$14	$2,996
Adjustment to income tax liability for prior business combinations	(1)	(6)	(6)	(10)	—	(23)
Effect of foreign currency translation and other adjustments	(1)	17	—	—	(1)	15

Balance as of September 25, 2005	$41	$802	$857	$1,275	$13	$2,988

Goodwill associated with the company’s B.C. Coastal operations was included in the carrying value of the net assets of B.C. Coastal and was written off in connection with the B.C. Coastal sale which occurred during the second quarter of 2005. See Note 19: Discontinued Operations. The balance of this goodwill as of December 26, 2004, was classified as “assets of business held for sale” in the accompanying consolidated balance sheet and is not included in the rollforward above. Both the Timberlands and Wood Products segments had goodwill associated with the B.C. Coastal operations.

Note 10: Inventories

Dollar amounts in millions	Sept. 25, 2005	Dec. 26, 2004
Logs and chips	$125	$115
Lumber, plywood, panels and engineered lumber	442	397
Pulp and paper	441	402
Containerboard and packaging	257	264
Other products	206	206
Materials and supplies	521	507

	$1,992	$1,891

Note 11: Accrued Liabilities

Dollar amounts in millions	Sept. 25, 2005	Dec. 26, 2004
Payroll – wages and salaries, incentive awards, retirement and vacation pay	$584	$564
Income taxes	287	152
Taxes – Social Security and real and personal property	73	71
Current portion of product liability reserves	21	21
Interest	91	207
Other	506	417

	$1,562	$1,432

Note 12: Debt

During the third quarter of 2005, Weyerhaeuser recognized a pretax charge of $21 million in connection with the early extinguishment of debt. During the second quarter of 2004, Weyerhaeuser recognized a pretax charge of $21 million in connection with the early extinguishment of debt. These charges are classified as interest expense incurred on the Consolidated Statement of Earnings.

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

Weyerhaeuser Company - 15 -

In addition, Weyerhaeuser Company has a revolving credit facility agreement entered into with a group of banks that expires in March 2007 and that provided for borrowings up to a total amount of $1.3 billion, all of which was available to Weyerhaeuser Company. In August 2005, the company reduced the capacity under this facility to $800 million, all of which is available to Weyerhaeuser Company. Borrowings are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and lending banks.

In April 2005, in conjunction with an appeal bond posted in the Paragon litigation (see Note 13: Legal Proceedings, Commitments and Contingencies), the company obtained $500 million in letters of credit against the March 2010 credit facility. Of the total committed bank facilities of $2.0 billion, $1.5 billion was available as of September 25, 2005, for incremental borrowings.

Note 13: Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and recognized a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981, through December 31, 1999. This is a claims-based settlement, which means the claims will be paid as submitted over a nine-year period. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. In the third quarter of 2004, an adjustment was made to reduce the reserve by $20 million based upon a review of the activities and trends over the preceding four years. At the end of the third quarter of 2005, the company had approximately $53 million in reserves remaining for hardboard siding claims. The company believes the reserve balances established for these matters are adequate, but is unable to estimate at this time the amount of additional charges, if any that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	Thirty-nine weeks ended Sept. 25, 2005	Fifty-two weeks ended
		Dec. 26, 2004	Dec. 28, 2003
Number of claims filed during the period	620	1,740	3,830
Number of claims resolved	515	2,990	4,245
Number of claims unresolved at end of period	685	580	1,830
Number of damage awards paid	210	1,140	1,770
Average damage award paid	$3,050	$2,790	$3,400

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

Linerboard Antitrust Litigation In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits named as defendants several other major containerboard and packaging producers. The complaint in the first case alleged the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleged that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period from October 1993 through November 1995.The company settled the two lawsuits and a pretax charge of $23 million was recognized in the third quarter of 2003. Approximately 165 members of the classes opted out of the class and filed thirteen lawsuits against the company and other producers. The company has settled three of the lawsuits and recognized a charge of $12 million in the first quarter of 2005. It is possible that additional class members that opted out may file lawsuits against the company in the future. The company has not recorded a reserve for the remaining opt-out cases and is unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

Weyerhaeuser Company - 16 -

In March 2004, La Cie McCormick Canada Company filed a class action lawsuit in Superior Court of Justice, in Ontario, Canada against the company and other linerboard manufacturers on behalf of all Canadians who purchased corrugated products, including sheets and containers and/or linerboard, during the period of time from 1993 to at least the end of 1995. The allegations mirror the allegations in the U.S. cases. General damages of $25 million and punitive damages of $10 million are sought. At this stage, the company cannot calculate what portion of the damages requested would be argued as the company’s responsibility. Canadian law does not provide for a trebling of antitrust damages. The company has not recorded a reserve for the matter, and does not expect any future charges that may be taken for this matter to have a material adverse effect on the company’s results of operations, cash flows or financial position.

Alder Antitrust Litigation In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging from 1996 to the present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. In September, 2005, the company asked for discretionary review of the Initial Alder Case by the U.S. Supreme Court.

In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court in Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the trial. It alleged a fraud was committed on the court and requested judgment against the plaintiff be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. Trebled damages of $20 million are alleged. The company denies the allegations in the complaint and is actively defending the matter.

In June 2003, Washington Alder filed an antitrust lawsuit against the company in U.S. District Court in Oregon alleging monopolization of the alder log and lumber markets and seeking trebled damages of $36 million and divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. A jury verdict of trebled damages of $16 million has been appealed to the U.S. Court of Appeals for the Ninth Circuit where argument is scheduled for November 2005.

In addition, the company has settled similar lawsuits filed against the company by seven hardwood mill owners in the U.S. District Court in Oregon.

On April 29, 2004, a civil class action antitrust lawsuit was filed against the company in U.S. District Court in Oregon claiming that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case the company monopolized the market for finished alder and charged monopoly prices for finished alder lumber. In December 2004, the judge issued an order certifying plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The company disagrees with the allegations in the lawsuit and is vigorously defending the case. In February 2005, class counsel notified the court that approximately 5 percent of the class members opted out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities who have opted out may file lawsuits against the company in the future.

Changes in the amount accrued for alder antitrust litigation matters follows:

Dollar amounts in millions	Thirty-nine weeks ended Sept. 25, 2005	Fifty-two weeks ended Dec. 26, 2004	Fifty-two weeks ended Dec. 28, 2003
Accrued at beginning of period	$95	$79	$—
Charges for current year accruals	18	65	79
Payments	(13)	(49)	—
Reversal of accrual	(5)	—	—

Accrued at end of period	$95	$95	$79

While the company believes the reserve established for the alder antitrust litigation is adequate, because of the uncertainties surrounding the litigation process, the company is unable to estimate what additional charges, if any, may be required in the future.

Paragon Trade Brands, Inc. Litigation In 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover

Weyerhaeuser Company - 17 -

damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In third quarter 2005 the Bankruptcy Court imposed approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. The company has not established a reserve for this matter because, based upon the information currently available to the company, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management does not believe the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), for establishing a reserve in this matter have been met. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations or financial condition for the quarter or the year in which such a charge may be recognized.

Other Litigation The company is party to other matters generally incidental to its business in addition to the matters described above.

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports and the company began making cash deposits relating to the CVD and AD actions. As a result of subsequent administrative determinations, effective for the first quarter of 2005, the combined CVD and AD rate charged on Weyerhaeuser shipments of Canadian softwood lumber into the United States was reduced from 31.18 percent to 24.36 percent.

The CVD and AD tariffs are currently under review and challenge in several forums, including NAFTA panels, the ITC, and the WTO.

Since May 2002, the company has made cash deposits relating to the CVD and AD actions at a rate of approximately $20 million to $35 million a quarter. Through September 2005, the company has paid a cumulative total of $330 million in CVD and AD duties and $21 million in related costs on softwood lumber the company has imported into the United States from Canada. The deposits made against the CVD and AD duties have been expensed. It is difficult to predict the net effect final duties will have on the company. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future. The company believes there should be a negotiated settlement to the softwood lumber dispute and supports efforts to reach a long-term solution to resolve this matter. The U.S. and Canadian governments continue to discuss ways to settle the softwood lumber dispute, but there can be no assurance that they will be able to reach an agreement.

Weyerhaeuser Company - 18 -

Kraft Liner/Linerboard Exported from the United States into the People’s Republic of China

In January 2004, the Ministry of Commerce of the People’s Republic of China (MOC) received a petition requesting an anti-dumping investigation on imports of unbleached kraft liner/linerboard originating in the United States, Thailand, Korea and Taiwan. On March 31, 2004, the MOC announced it would conduct an investigation based on the allegations contained in the petition for the period from January 1, 2003, to December 31, 2003, and an investigation for injury to the Chinese industry for the period from January 1, 2001, to December 31, 2003. The announcement included Weyerhaeuser as one of five producers in the United States that are subject to the investigation. In May 2005, the MOC issued a preliminary determination setting Weyerhaeuser’s preliminary anti-dumping tariff at 16.0 percent, effective as of May 31, 2005. A final determination was issued on September 30, 2005, setting Weyerhaeuser’s anti-dumping tariff at 12.9 percent. The anti-dumping tariff is scheduled to expire on September 30, 2010. The company is currently reviewing its legal and administrative options in seeking the elimination or reduction of the anti-dumping duties. The company currently does not believe that such tariffs will have a material adverse effect on its results of operations, cash flows or financial condition.

Environmental Matters

In late 2002, the Environmental Protection Agency (EPA) issued a notice of violation (NOV) for alleged violations of the Clean Air Act at the company’s Hawesville, Kentucky, pulp and paper mill. Management of the company met with federal officials to resolve the matters alleged in the NOV. The company has reached a tentative settlement of the matter, which includes payment of a penalty of approximately $150,000.

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

In October 2005, the company notified the EPA and the Georgia Department of Natural Resources that a self-audit of its Flint River pulp mill in Oglethorpe, Ga. revealed certain areas that were not in compliance with the Clean Air Act. The company has submitted a remediation plan to both agencies that is designed to get the mill back into compliance as quickly as possible. No penalties have been assessed or paid related to this matter.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the third quarter of 2005, the company has established reserves totaling $32 million for estimated remediation costs on all of the approximately 70 active sites across its operations. Environmental remediation reserves totaled $38 million at the end of 2004. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period. The company accrued remediation costs of $5 million and $6 million in the first thirty-nine weeks of 2005 and 2004, respectively. The company incurred remediation costs of $11 million and $7 million in the first thirty-nine weeks of 2005 and 2004, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $70 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

Guarantees

Weyerhaeuser Company has guaranteed approximately $70 million of debt of unconsolidated entities and other parties. This includes a guarantee of $25 million of debt that has been legally defeased. In connection with the defeasance, Weyerhaeuser Company would be required to pay under the guarantee if the U.S. government securities set aside in an escrow account is insufficient to pay off the debt in 2005. The value of the assets in the escrow account as of September 2005 is approximately $27 million. The remaining debt guarantee of $45 million expires in 2006, but is subject to an annual extension.

As of September 25, 2005, the Real Estate and Related Assets segment has guaranteed approximately $22 million of debt of unconsolidated entities and has guaranteed performance under two operating leases with future lease payments of approximately $27 million. The debt guarantees expire as follows: $1 million in 2005, $9 million in 2007, $11 million in 2009, and $1 million in 2011. For each of the operating lease guarantees, which extend through 2041, the Real Estate and Related Assets segment would be required to perform if the obligor were to default.

Weyerhaeuser Company - 19 -

Warranties

WRECO provides warranties on homes closed that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability was approximately $17 million and $14 million at September 25, 2005, and December 26, 2004, respectively.

Note 14: Charges for Integration and Restructuring

Weyerhaeuser incurred the following charges for integration and restructuring;

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Change-in-control agreements	$—	$1	$2	$11
Severance and outplacement costs	1	3	6	17
Pension curtailment and benefit enhancement	—	4	1	6
Other	1	—	2	2

	$2	$8	$11	$36

As of September 25, 2005, Weyerhaeuser accrued liabilities include approximately $9 million of severance accruals related to integration and restructuring charges recognized from 2003 through September 25, 2005. These accruals are associated with the termination of approximately 250 employees that have not yet occurred.

Note 15: Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Impairments of long-lived assets	$20	$1	$20	$2
Severance and outplacement costs	14	1	17	1
Pension settlement	—	10	—	10
Other closure costs	1	1	6	4
Reversal of closure charges recorded in prior years	(6)	—	(6)	—

	$29	$13	$37	$17

The thirteen and thirty-nine week periods ended September 25, 2005, include charges of $28 million recognized in connection with the decision to close the Cosmopolis, Washington specialty pulp mill. The date operations will cease will be determined in 2006, based on customer contracts.

Changes in accrued severance during the thirty-nine weeks ended September 25, 2005, were as follows:

Dollar amounts in millions
Accrued severance as of December 26, 2004	$9
Cost incurred and charged to expense	17
Payments	(4)
Other adjustments	(4)

Accrued severance as of September 25, 2005	$18

Weyerhaeuser Company - 20 -

Note 16: Other Operating Costs, Net

Other operating costs, net is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from period to period. Weyerhaeuser’s other operating costs, net, includes the following pretax items:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Gain on significant sales of nonstrategic timberlands (Notes 7 and 18)	$—	$(271)	$(57)	$(271)
Gain on disposition of assets	(4)	(4)	(3)	(37)
Asset impairment charges not related to closures	—	—	—	2
Charges for (reversals of) antitrust litigation reserves (Note 13)	(5)	—	25	65
Reversal of hardboard siding reserve (Note 13)	—	(20)	—	(20)
Casualty losses from hurricane damage	6	—	6	—
Foreign exchange gains	(37)	(16)	(37)	—
Other, net	8	11	3	21

	$(32)	$(300)	$(63)	$(240)

Included in gain on disposition of assets for the thirty-nine weeks ended September 26, 2004, is a net pretax gain of $34 million recognized in connection with the sale of operating facilities. This includes a pretax gain of $33 million that was recognized in the first quarter of 2004 on the sale of an oriented strand board mill in Slave Lake, Alberta.

Foreign exchange gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 17: Income Taxes

During the third quarter of 2005, the company recognized a one-time tax benefit of $14 million resulting from a change in the Ohio state income tax law.

On October 22, 2004, the American Jobs Creation Act (AJCA) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined by the AJCA. Based on this legislation and 2005 guidance by the Department of Treasury, the company repatriated $1.1 billion of foreign earnings in July 2005. A charge of $44 million related to the repatriation was accrued in the second quarter of 2005 and is included in income taxes (from continuing operations) in the accompanying consolidated statement of earnings.

The company previously disclosed that the Internal Revenue Service (IRS) has asserted that approximately $322 million of solid waste disposal revenue bonds do not qualify as tax-exempt. The company has settled this dispute with the IRS with respect to $150 million of the bonds, and continues to contest the assertion with respect to the remaining bonds, none of which are outstanding. The remaining tax issues are at various stages in the appeals and litigation process. The company does not expect any future charges related to this matter to have a material adverse affect on its results of operations, cash flows or financial position.

Note 18: Significant Sale of Nonstrategic Timberlands

In September 2004, Weyerhaeuser sold approximately 270,000 acres of Georgia timberlands for net proceeds of $384 million. Weyerhaeuser recognized a pretax gain of $271 million on the sale of the timberlands. See Note 7: Consolidation of Variable Interest Entities.

Note 19: Discontinued Operations

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

The company recognized a gain on the sale of $110 million, including a tax benefit of $46 million, in the second quarter of 2005. The company recognized a pretax charge of $1 million in the third quarter of 2005 related to the termination of the pension plans associated with these operations. The net pretax gain of $63 million is included in contribution to earnings of the Corporate and Other segment for the thirty-nine week period ended September 25, 2005. The company received net

Weyerhaeuser Company - 21 -

proceeds of approximately $1.1 billion (U.S.) from the sale, including working capital. The sale agreement provides for subsequent adjustment of the sale price for certain matters such as working capital.

The following table summarizes the U.S. dollar components of net earnings from discontinued operations for the thirteen and thirty-nine week periods ended September 25, 2005, and September 26, 2004:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales	$—	$170	$258	$461

Costs of products sold	—	136	233	375
Depreciation, depletion, and amortization	—	10	8	28
Selling expenses	—	1	2	3
General and administrative expenses	—	3	2	7
Charges for closure of facilities	—	—	2	(3)
Other operating costs, net	—	(18)	(6)	(22)

Total costs and expenses	—	132	241	388

Income from operations	—	38	17	73
Income tax expense	—	(13)	(5)	(25)

Net earnings from operations	—	25	12	48

Gain on sale of B.C. Coastal operations	(1)	—	63	—
Income tax benefit	—	—	46	—

Net gain on sale of B.C. Coastal operations	(1)	—	109	—

Earnings from discontinued operations, net of tax	$(1)	$25	$121	$48

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

Note 20: Subsequent Events

On October 21, 2005, the company announced that its board of directors had authorized the repurchase of up to 18 million shares, or 7.4 percent of its outstanding common stock.

In October 2005, the company announced the indefinite closure of its pulp and paper mill located in Prince Albert, Saskatchewan. The company expects to recognize charges of $350 million to $375 million in its Cellulose Fiber and White Papers segment in the fourth quarter of 2005 for employee severance and the impairment of assets at the Prince Albert mill.

Weyerhaeuser Company - 22 -

In addition, the company expects to recognize a charge of approximately $25 million in its Wood Products segment in the fourth quarter of 2005 for the impairment of assets at the Big River sawmill. The Big River sawmill sells chips and hog fuel to the Prince Albert pulp and paper mill and is not expected to have a market for such residuals if the Prince Albert facility were to close.

In October 2005, the company announced the closure of its plywood mill in Wright City, Oklahoma The company expects to recognize a charge of approximately $24 million in the fourth quarter of 2005 in connection with this closure.

In October 2005, the company also announced it had reached a definitive agreement to sell its French composite panels businesses to Financiera Maderera S.A. (FINSA). The transaction is subject to regulatory approvals, but is expected to be complete during the fourth quarter of 2005.

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

As disclosed in Note 19: Discontinued Operations, the company closed on the sale of its B.C. Coastal operations in the second quarter of 2005. The segment data presented in the table below includes the activities of the B.C. Coastal operations in the Timberlands and Wood Products segments and includes the pretax gain on the sale of $63 million in Corporate and Other.

Information previously reported as the Pulp and Paper segment is now reported as the Cellulose Fiber and White Papers segment. This is a change in segment name only. There were no organizational changes and there has been no recasting of financial information as a result of this change.

Weyerhaeuser Company - 23 -

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Sales to and revenues from unaffiliated customers:
Timberlands	$253	$248	$775	$776
Wood Products	2,344	2,644	7,178	7,583
Cellulose Fiber and White Papers	1,096	1,071	3,251	3,052
Containerboard, Packaging and Recycling	1,169	1,160	3,555	3,367
Real Estate and Related Assets	596	591	1,899	1,584
Corporate and Other	146	135	446	417

	5,604	5,849	17,104	16,779
Less sales of discontinued operations (Note 19)	—	(170)	(258)	(461)

	5,604	5,679	16,846	16,318

Intersegment sales:
Timberlands	440	393	1,336	1,201
Wood Products	78	81	244	250
Cellulose Fiber and White Papers	13	16	36	43
Containerboard, Packaging and Recycling	21	19	53	47
Corporate and Other	5	3	14	10

	557	512	1,683	1,551

Total sales and revenues	6,161	6,191	18,529	17,869
Intersegment eliminations	(557)	(512)	(1,683)	(1,551)

	$5,604	$5,679	$16,846	$16,318

Contribution (charge) to earnings:
Timberlands	$191	$450	$601	$810
Wood Products	124	362	459	983
Cellulose Fiber and White Papers	(2)	80	33	69
Containerboard, Packaging and Recycling	36	82	183	168
Real Estate and Related Assets	145	155	484	393
Corporate and Other	101	(45)	183	(188)

	595	1,084	1,943	2,235
Interest expense (Weyerhaeuser only)	(193)	(184)	(568)	(597)
Less capitalized interest (Weyerhaeuser only)	3	—	5	4

Earnings before income taxes	405	900	1,380	1,642
Income taxes (continuing and discontinued operations)	(120)	(306)	(436)	(558)

Net earnings	$285	$594	$944	$1,084

Weyerhaeuser Company - 24 -

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the company’s markets in the fourth quarter; expected earnings and performance of the company’s business segments during the fourth quarter, demand and pricing for the company’s products in the fourth quarter, raw material, energy and transportation costs, hurricane salvage costs, seasonal slowdowns in timber harvest in the fourth quarter, facility closings and related charges, new home sales, capital expenditures and related matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	The effect of general economic conditions, including the level of interest rates and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	Energy prices;

•	Raw material prices;

•	Performance of the company’s manufacturing operations;

•	The successful execution of internal performance plans;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations;

•	The effect of weather;

•	The risk of loss from fires, floods and other natural disasters;

•	Transportation costs;

•	Legal proceedings; and

•	Performance of pension fund investments and related derivatives.

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

Weyerhaeuser Company - 25 -

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

Consolidated Results

A summary of consolidated results for the thirteen and thirty-nine week periods ended September 25, 2005, and September 26, 2004, follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions, except per-share data	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$5,604	$5,679	$16,846	$16,318
Operating income	433	1,022	1,623	2,074
Net earnings	285	594	944	1,084
Net earnings per share, basic	1.16	2.46	3.86	4.65
Net earnings per share, diluted	1.16	2.45	3.85	4.62

Net sales and revenues for the third quarter of 2005 decreased $75 million, or 1 percent, as compared to the third quarter of 2004. This decrease was primarily due to lower price realizations for softwood lumber and structural panels. Net sales and revenues increased $528 million, or 3 percent, for the thirty-nine weeks ended September 25, 2005, as compared to the thirty-nine weeks ended September 26, 2004. Decreases in year-to-date sales of lumber and structural panels were more than offset by increased sales of pulp, paper, containerboard, packaging and real estate. Net earnings for the third quarter of 2005 of $285 million, was less than half of net earnings for third quarter of 2004. Net earnings for the thirty-nine weeks ended September 25, 2005 were $140 million less than for the same period of 2004. The decrease in earnings is primarily due to lower price realizations for lumber and structural panels and higher raw material and manufacturing costs across the segments in the thirteen and thirty-nine weeks periods ended September 25, 2005. In addition, gains on sales of nonstrategic timberlands were significantly higher in the thirteen and thirty-nine week periods ended September 26, 2004, than in the same periods in 2005.

The results presented in the table above exclude the results of the company’s British Columbia Coastal Group (B.C. Coastal) operations, which were sold in May 2005. The B.C. Coastal operations are presented as discontinued operations in the accompanying consolidated financial statements. See Note 19 of Notes to Consolidated Financial Statements. Net sales and revenues and operating income of the B.C. Coastal operations for the thirteen and thirty-nine week periods ended September 25, 2005, and September 26, 2004 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$—	$170	$258	$461
Operating income	—	38	17	73

Weyerhaeuser Company - 26 -

Items that Affected Results

A summary of some significant items that are included in operating income and net earnings follows:

	Operating income			Net earnings
	Thirteen weeks ended			Thirteen weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Change	Sept. 25, 2005	Sept. 26, 2004	Change
(Charge) benefit:
Gain on sales of nonstrategic timberlands	$34	$299	$(265)	$22	$197	$(175)
Gain on British Columbia tenure reallocation agreement	—	25	(25)	—	17	(17)
Facility closures or sales	(30)	(10)	(20)	(19)	(7)	(12)
Countervailing and antidumping charges	(19)	(31)	12	(12)	(20)	8
Reversal of hardboard siding reserve	—	20	(20)	—	13	(13)
Foreign exchange gains	37	16	21	24	11	13
Gain on sale of investment in equity affiliate	—	—	—	75	—	75
Early extinguishment of debt	—	—	—	(14)	—	14
Income tax benefit of change in Ohio state income tax law	—	—	—	14	—	14

	Operating income			Net earnings
	Thirty-nine weeks ended			Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Change	Sept. 25, 2005	Sept. 26, 2004	Change
(Charge) benefit:
Gain on sales of nonstrategic timberlands	$157	$371	$(214)	$103	$245	$(142)
Gain on sale of B.C. Coastal operations	63	—	63	109	—	109
Gain on British Columbia tenure reallocation agreement	6	25	(19)	4	17	(13)
Integration and restructuring	(11)	(36)	25	(7)	(24)	17
Facility closures or sales	(40)	20	(60)	(26)	13	(39)
Countervailing and antidumping charges	(68)	(91)	23	(45)	(60)	15
Antitrust litigation	(25)	(65)	40	(16)	(43)	27
Reversal of hardboard siding reserve	—	20	(20)	—	13	(13)
Foreign exchange gains	37	—	37	24	—	24
Gain on sale of investment in equity affiliate	—	—	—	75	—	75
Early extinguishment of debt	—	—	—	(14)	(14)	—
Income tax expense on repatriation of foreign earnings	—	—	—	(44)	—	(44)
Income tax benefit of change in Ohio state income tax law	—	—	—	14	—	14

These and other factors that affected the quarterly and year-to-date comparison of operating income and net earnings are discussed in the segment analyses that follow. The Timberlands and Wood Products segment analyses include the results of the company’s B.C. Coastal operations through the date of sale at the end of May 2005.

Weyerhaeuser Company - 27 -

Timberlands

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$253	$248	$775	$776
Contribution to earnings	191	450	601	810

Third-party log sales volumes and fee harvest volumes for Timberlands for the thirteen and thirty-nine week periods ended September 25, 2005, and September 26, 2004, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Volumes in thousands	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Third-party log sales — cunits (100 cubic feet)	886	904	2,613	2,902
Fee harvest — cunits (100 cubic feet)	2,098	2,189	6,577	6,858

Net sales and revenues increased $5 million, or 2 percent, for the thirteen-week period ended September 25, 2005, compared to the same period in 2004. Changes in third quarter net sales and revenues, which substantially offset one another, included the following:

•	Net revenues from log sales to third parties decreased $9 million in the thirteen weeks ended September 25, 2005, compared to the same period of 2004. The third quarter of 2005 had no sales from the B.C. Coastal operations which were sold in May of 2005, compared to $13 million of B.C. Coastal sales included in the third quarter of 2004.

•	Revenues from sales of nonstrategic timberlands, not including the significant sale of Georgia timberlands in the third quarter of 2004, and revenues from sales of oil, gas and minerals increased $10 million in the third quarter of 2005 compared to the third quarter of 2004.

Net sales and revenues were relatively flat in the thirty-nine week periods ended September 25, 2005, and September 26, 2004. Changes in net sales and revenues for the thirty-nine week periods, which substantially offset one another, included the following:

•	Net revenues from log sales to third parties decreased $36 million. This included an $11 million decrease in log sales by the company’s B.C. Coastal operations which were sold in May 2005. Excluding the B.C. Coastal log sales, the volume of logs sold to third parties decreased 8 percent for the thirty-nine week period ended September 25, 2005, compared to the same period in 2004. This decrease in log sales volumes was primarily due to the sale of the Georgia timberlands in 2004.

•	Revenues from sales of nonstrategic timberlands, not including the significant sale of Georgia timberlands in the third quarter of 2004, increased $17 million and revenues from sales of oil, gas and minerals increased $12 million in the thirty-nine weeks ended September 25, 2005, compared to the thirty-nine weeks ended September 26, 2004.

Weyerhaeuser Company - 28 -

Timberlands’ contribution to earnings for the thirteen and thirty-nine weeks ended September 26, 2004, includes a $271 million pretax gain on the sale of Georgia timberlands. Excluding this gain, contribution to earnings for the segment increased $12 million and $62 million for the thirteen and thirty-nine weeks ended September 25, 2005, respectively, compared to the thirteen and thirty-nine weeks ended September 26, 2004. Items that affected the quarterly and year-to-date comparison of Timberlands’ contribution to earnings include the following:

•	The net earnings effect of Timberlands’ sales activity was an increase to segment earnings of $34 million and $83 million for the thirteen and thirty-nine week periods ended September 25, 2005, respectively. The positive effect on earnings reflects increased average price realizations for both the thirteen and thirty-nine week periods ended September 25, 2005, which are due to the continued strong level of U.S. housing starts. Increases in the volume of logs sold to third parties and to internal customers also contributed to the increase in net earnings for the segment in the thirteen week period ended September 25, 2005, as compared to the same period in the prior year.

•	Higher harvesting costs, due mainly to higher fuel costs, were offset by lower selling, general and administrative expenses and miscellaneous revenues for a net increase in earnings of $11 million for the thirty-nine weeks ended September 25, 2005. The net effect on the third quarter comparison was increased costs of $3 million.

•	Both the thirteen and thirty-nine week periods ended September 25, 2005, include a $5 million pretax charge related to damage caused by Hurricane Katrina in September of 2005.

•	The thirty-nine week period ended September 25, 2005, includes net earnings of $10 million related to the B.C. Coastal operations which were sold in May 2005. The thirteen and thirty-nine week periods ended September 26, 2004, include earnings of the B.C. Coastal operations of $16 million and $36 million, respectively.

The company expects fourth quarter earnings for the segment to be lower than the third quarter, reflecting normal seasonal slowdowns and expected lower domestic sales prices. Export log markets are expected to remain firm. Costs are expected to increase due to hurricane salvage operations in the south.

Wood Products

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$2,344	$2,644	$7,178	$7,583
Contribution to earnings	124	362	459	983

Despite continued strong demand for building products, plentiful available supply throughout the thirteen-week period ended September 25, 2005, resulted in average price realizations for structural panels remaining below the levels during the same period in 2004. Average price realizations for structural panels for the thirty-nine weeks ended September 25, 2005, were also below the levels during the same period in 2004. Pricing for lumber products was mixed, with higher prices for southern yellow pine offset by lower prices for lumber produced in Canada and the western U.S. The Random Lengths North Central 7/16” indicator price for oriented strand board averaged $291 per thousand square feet for the thirteen weeks ended September 25, 2005, down from $353 per thousand square feet for the same period in 2004. The same indicator averaged $319 per thousand square feet for the first thirty-nine weeks of 2005, compared to $406 per thousand square feet for the same period in 2004.

Net sales and revenues decreased $300 million, or 11 percent, for the thirteen-week period ended September 25, 2005, compared to the thirteen-week period ended September 26, 2004. The overall decrease is primarily the result of lower prices for softwood lumber and structural panels due to market factors described above. The significant changes in third quarter net sales and revenues from the same period in 2004 include the following:

•	Net revenues from sales of softwood lumber decreased $200 million from the same period in 2004. Price realizations decreased $66 per thousand board feet, or 14 percent. Shipment volume decreased 120 million board feet, or 5 percent.

•	Net revenues from sales of structural panels, which include oriented strand board and plywood, decreased $127 million from the same period in 2004. Price realizations for oriented strand board decreased $52 per thousand square feet (3/8” basis), or 16 percent. Price realizations for plywood decreased $23 per thousand square feet (3/8” basis), or 6 percent. Shipments of oriented strand board decreased 70 million square feet, or 6 percent, and shipments of plywood decreased 114 million square feet, or 17 percent. These decreases in shipment volumes were primarily the result of the sale of two plywood mills in December 2004, the redirection of additional oriented strand board volume toward the production of engineered lumber, and continuing maintenance issues at the Sutton, West Virginia oriented strand board mill during the third quarter of 2005.

•	Net revenues from sales of engineered lumber products increased $54 million, or 14 percent, from the same period in 2004, primarily due to price increases.

Weyerhaeuser Company - 29 -

Net sales and revenues decreased $405 million, or 5 percent, in the first thirty-nine weeks of 2005, compared to the first thirty-nine weeks of 2004. The significant changes in year-to-date net sales and revenues include the following:

•	Net revenues from sales of structural panels decreased $432 million, or 23 percent, from the same period in 2004. Price realizations for oriented strand board decreased $63 per thousand square feet (3/8” basis), or 18 percent. Price realizations for plywood decreased $32 per thousand square feet (3/8” basis), or 9 percent. Shipments of oriented strand board decreased 245 million square feet, or 8 percent, and shipments of plywood decreased 287 million square feet, or 14 percent, for reasons discussed above.

•	Net revenues from sales of softwood lumber decreased $201 million, or 7 percent. Shipment volumes decreased 155 million board feet, or 2 percent. The decline in shipment volume was due to a combination of market factors and lower production resulting from the sale of the B.C. Coastal sawmills in May 2005 and the sale of two sawmills in the southeastern U.S. in December 2004.

•	Net revenues from sales of engineered lumber products increased $204 million, or 20 percent, primarily due to price increases.

Segment contribution to earnings was $124 million in the thirteen weeks ended September 25, 2005, down from $362 million in the thirteen weeks ended September 26, 2004. The year-to-date contribution to earnings was $459 million for 2005, down from $983 million for 2004. The following factors affected the quarterly and year-to-date comparison of segment contribution to earnings:

•	Price variances resulted in a decrease in segment earnings of approximately $142 million in the thirteen-week period ended September 25, 2005, compared to the same period in 2004. Lower average prices for lumber, plywood, oriented strand board, and composite panels caused a decrease of approximately $223 million, which was partially offset by increased prices for engineered lumber products. On a year-to-date basis, price variances resulted in a decrease in segment earnings of approximately $104 million in comparison to 2004.

•	Lower shipment volumes resulted in a decrease in earnings of approximately $9 million in the thirteen-week period ended September 25, 2005, compared to of the same period in 2004, and a decrease in earnings of approximately $46 million in the first thirty-nine weeks of 2005 compared to the same period in 2004.

•	Increases in wood raw materials, resin, and other manufacturing costs, combined with the effect of the strengthening Canadian dollar, negatively affected contribution to earnings by approximately $45 million in the thirteen-week period ended September 25, 2005, and by approximately $339 million in the thirty-nine week period ended September 25, 2005, as compared to the same periods in 2004.

•	The third quarter of 2004 included a $20 million pretax credit for a partial reversal of the reserve for hardboard siding claims, and a $20 million pretax credit for tenure reallocation in British Columbia.

Normal seasonal slowing is expected to result in price decreases in commodity building products and reduced shipment volumes in the fourth quarter. Costs for energy, resin and transportation are expected to increase. As a result, fourth quarter earnings are expected to be lower than third quarter. In addition, the segment will be affected by an estimated $25 million pretax charge associated with the Big River sawmill in Saskatchewan, and an estimated $24 million pretax charge associated with the closure of the plywood mill in Wright City, Oklahoma.

Third party sales and total production volumes for the major products in the Wood Products segment for the thirteen and thirty-nine week periods ended September 25, 2005, and September 26, 2004, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Third party sales volumes (millions, except logs)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Softwood lumber — board feet	2,179	2,299	6,591	6,746
Plywood — square feet (3/8”)	558	672	1,695	1,982
Veneer — square feet (3/8”)	51	55	170	170
Composite panels — square feet (3/4”)	308	315	924	940
Oriented strand board — square feet (3/8”)	1,008	1,078	2,957	3,202
Hardwood lumber — board feet	105	102	321	322
Engineered I-Joists — lineal feet	125	133	371	373
Engineered solid section — cubic feet	10	10	29	28
Logs — in thousands of cunits (100 cubic feet)	41	237	405	686

Weyerhaeuser Company - 30 -

	Thirteen weeks ended		Thirty-nine weeks ended
Total production volumes (millions)	September 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Softwood lumber — board feet	1,651	1,819	5,341	5,460
Plywood — square feet (3/8”)	296	405	901	1,232
Veneer — square feet (3/8”) (1)	486	592	1,532	1,786
Composite panels — square feet (3/4”)	268	272	817	821
Oriented strand board — square feet (3/8”)	1,017	1,022	3,043	3,109
Hardwood lumber — board feet	91	84	279	269
Engineered I-Joists – lineal feet	108	136	373	370
Engineered solid section — cubic feet	10	11	31	31

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Cellulose Fiber and White Papers (formerly Pulp and Paper)

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$1,096	$1,071	$3,251	$3,052
Contribution (charge) to earnings	(2)	80	33	69

Net sales and revenues increased $25 million, or 2 percent, for the thirteen-week period ended September 25, 2005, compared to the thirteen-week period ended September 26, 2004. The increase was primarily due to the following:

•	Fine paper sales, including paper and coated groundwood, increased $27 million. Fine paper shipments increased approximately 16,000 tons, or 2 percent, and price realizations increased approximately $18 per ton, or 2 percent, in the third quarter of 2005, compared to the same period in 2004. The increase in fine paper realizations reflects a general improvement in the U.S. economy.

•	Pulp revenue was flat during the third quarter of 2005 compared to the third quarter 2004. Unit shipments improved 20,000 tons, or 3 percent, due to strong fluff pulp demand offsetting weakening demand in papergrade pulp markets. Price realizations declined $17 per ton, or 3 percent, due to weakening papergrade prices.

Net sales and revenues increased $199 million, or 7 percent, for the thirty-nine weeks ended September 25, 2005, compared to the thirty-nine weeks ended September 26, 2004. The significant changes in net sales and revenues included the following:

•	Fine paper sales, including paper and coated groundwood increased $180 million. Unit shipments increased approximately 35,000 tons, or 1 percent. Price realizations increased approximately $64 per ton, or 9 percent, during the first three quarters of 2005, compared to the first three quarters of 2004.

•	Pulp sales increased $21 million. Unit shipments declined approximately 30,000 tons, or 2 percent, and price realizations increased approximately $21 per ton, or 4 percent, for the thirty-nine weeks ending September 25, 2005, as compared to the thirty-nine weeks ending September 26, 2004.

The third quarter 2005 contribution to earnings was a loss of $2 million compared to a contribution of $80 million in the same period of 2004. The segment had a contribution to earnings of $33 million in the thirty-nine week period ended September 25, 2005, compared to a $69 million contribution in the thirty-nine week period ended September 26, 2004. The following factors affected the comparison of segment contribution to earnings for the thirteen and thirty-nine week periods ended September 25, 2005, as compared to the thirteen and thirty-nine week periods ended September 26, 2004:

•	Increases in fine paper prices contributed approximately $15 million to third quarter earnings and an increase in fine paper sales volume contributed an additional $1 million to the quarterly earnings. On a year-to-date basis, the fine paper price increase contributed approximately $154 million to earnings while the effect of the modest volume increase was minimal.

•	Pulp price declines decreased earnings by approximately $12 million in third quarter, while the increase in volume resulted in an increase in earnings of approximately $2 million. On a year-to-date basis, pulp price improvement contributed approximately $39 million to segment earnings while the decrease in volume resulted in a decrease in segment earnings of approximately $2 million.

Weyerhaeuser Company - 31 -

•	The strengthening of the Canadian dollar against the U.S. dollar in 2005 resulted in increased operating costs of the segment’s Canadian facilities, resulting from the translation of Canadian-denominated operating costs into U.S. dollars. This negatively affected the segment’s earnings by approximately $17 million in the third quarter of 2005 and by approximately $52 million for the first thirty-nine weeks of 2005, when compared with the same periods of 2004.

•	Energy and chemical costs increased approximately $27 million in the third quarter of 2005 and approximately $66 million for the first thirty-nine weeks of 2005, as compared with the same periods of 2004, due primarily to higher energy prices and the impact that energy costs are having on chemical prices.

•	Transportation costs increased approximately $12 million in the third quarter of 2005 and approximately $47 million for the first thirty-nine weeks of 2005, due largely to the effect of increased energy costs on transportation rates.

•	General maintenance costs negatively affected segment earnings by approximately $5 million and $27 million for the thirteen and thirty-nine weeks ended September 25, 2005, respectively. During the first three quarters of 2005, the company’s Cellulose Fiber and White Papers facilities took approximately 10,000 more tons of maintenance downtime, as compared to 2004.

•	Raw material costs (chips and purchased paper for converting operations) increased approximately $16 million during the third quarter and approximately $28 million during the first thirty-nine weeks of 2005, due to higher prices.

•	During the third quarter of 2005, the segment recognized a pretax charge of $28 million related to the closure of the Cosmopolis, Wash., pulp facility. This charge was partially offset by a $6 million reversal of reserves that had been recorded in connection with closures that occurred in prior years.

The company expects fourth quarter results to decline due to lower fine paper prices, seasonally lower shipments, and higher transportation, chemical and energy costs. In addition, the segment will be affected by an estimated $350 to $375 million pretax charge associated with the previously announced indefinite closure of the Prince Albert pulp and paper facility as the company continues the portfolio improvement strategy in this segment.

Third party sales and total production volumes for major Cellulose Fiber and White Papers products follow:

	Thirteen weeks ended		Thirty-nine weeks ended
Third party sales volumes (thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Pulp — air-dry metric tons	653	633	1,869	1,899
Paper — tons(1)	757	737	2,235	2,196
Coated groundwood — tons	56	60	176	180
Liquid packaging board — tons	64	69	189	207
Paper converting — tons	494	470	1,463	1,396

	Thirteen weeks ended		Thirty-nine weeks ended
Total production volumes (thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Pulp — air-dry metric tons(2)	663	652	1,898	1,907
Paper — tons (3)	765	766	2,280	2,245
Coated groundwood — tons	60	62	174	178
Liquid packaging board — tons	69	71	193	199
Paper converting — tons	483	471	1,445	1,373

(1)	Paper volumes include unprocessed rolls and converted paper volumes.

(2)	Pulp production excludes volumes further processed into paper products in company mills.

(3)	Paper machine production.

Weyerhaeuser Company - 32 -

Containerboard, Packaging and Recycling

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$1,169	$1,160	$3,555	$3,367
Contribution to earnings	36	82	183	168

Net sales and revenues increased $9 million, or 1 percent, in the thirteen weeks ended September 25, 2005, compared to the thirteen weeks ended September 26, 2004. The significant changes in net sales and revenues included the following:

•	Net revenues from sales of corrugated packaging increased $13 million, or 1 percent. Unit shipments of corrugated packaging increased approximately 273 million square feet, or 1 percent, in the third quarter of 2005 as compared to the same period of 2004. Average price realizations for corrugated packaging were essentially flat in the comparable thirteen-week periods. Prices for corrugated packaging declined during the third quarter of 2005 and are expected to decline further in the fourth quarter as the industry in North America faces over-supply conditions.

•	Net revenues from containerboard sales decreased $8 million, or 9 percent. Average price realizations decreased approximately $22 per ton, or 6 percent, and unit shipments decreased 7,000 tons, or 3 percent, during the third quarter of 2005 as compared to the third quarter of 2004.

•	Sales of recycled materials were flat in the third quarter of 2005 as compared to the same period in 2004. An increase in unit shipments of 20,000 tons, or 3 percent, was offset by a decline in average price realizations of $3 per ton, or 2 percent.

Net sales and revenues increased $188 million, or 6 percent, in the thirty-nine weeks ended September 25, 2005, as compared to the thirty-nine weeks ended September 26, 2004. The significant changes in net sales and revenues included the following:

•	Net revenues from sales of corrugated packaging for the thirty-nine weeks ended September 25, 2005, were $109 million higher than for the thirty-nine weeks ended September 26, 2004. Unit shipments of corrugated packaging decreased approximately 836 million square feet, or 2 percent, in the first thirty-nine weeks of 2005, compared to the same period in 2004. However, this decline in shipments was more than offset by an increase in average price realizations of approximately $3 per thousand square foot, or 6 percent, in the comparable periods. Prices for corrugated packaging have been declining since June of 2005 and are expected to continue declining into the fourth quarter as industry shipments in the U.S. have declined 1 percent in 2005 versus the comparable period in 2004. The company sold or closed five packaging plants in 2004.

•	Net revenues from containerboard sales increased $49 million, or 19 percent, for the thirty-nine week period of 2005, compared to the thirty-nine week period of 2004. Containerboard shipments increased approximately 76,000 tons, or 11 percent, and average price realizations increased approximately $28 per ton, or 8 percent, in the 2005 period as compared to the 2004 period. Prices for containerboard have been declining since February of 2005, but are expected to increase in the fourth quarter as the company announced a price increase effective October 15, 2005.

•	Net revenues from sales of recycled materials increased $13 million, or 5 percent, in the thirty-nine weeks ended September 25, 2005, compared to the same period in 2004, resulting from higher average price realizations of $5 per ton, or 4 percent, and an increase in unit shipments of 28,000 tons, or 1 percent.

Contribution to earnings decreased $46 million in the thirteen weeks ended September 25, 2005, compared to the thirteen weeks ended September 26, 2004. Contribution to earnings increased $15 million in the thirty-nine weeks ended September 25, 2005, compared to the thirty-nine weeks ended September 26, 2004. The change in contribution to earnings between the periods was primarily attributable to the following:

•

Declines in average price realizations for containerboard in the third quarter of 2005, as compared to the third quarter of 2004, negatively affected the contribution to earnings in the thirteen weeks ended September 25, 2005, by approximately $5 million compared to the same period in 2004. Average price realization increases for corrugated packaging positively affected the year-to-date 2005 contribution to earnings by approximately $150 million when compared to the same period of 2004. Average price realization increases for containerboard increased the segment’s earnings by

Weyerhaeuser Company - 33 -

approximately $22 million in the thirty-nine weeks ended September 25, 2005, compared to the thirty-nine weeks ended September 26, 2004.

•	Increased manufacturing costs negatively affected earnings by approximately $28 million in the third quarter of 2005 and by approximately $102 million year-to-date as compared to the same periods in 2004. The increase in manufacturing costs was primarily due to higher maintenance spending at the containerboard mills and higher purchase prices for chemicals, natural gas and electricity. The company’s containerboard mills took 79,000 tons of market-related downtime in the first thirty-nine weeks of 2005 compared to 32,000 tons of market-related downtime in the first thirty-nine weeks of 2004.

•	Outbound transportation costs negatively affected earnings by approximately $16 million in the third quarter of 2005 and by approximately $34 million year-to-date 2005 as compared to the same periods in 2004. These costs increases are mainly due to rising fuel costs, rate increases by rail carriers, switching to higher costs modes of transportation in order to make on-time deliveries and hurricanes that occurred in the Gulf of Mexico region of the U.S. in the third quarter of 2005.

•	The thirty-nine weeks ended September 25, 2005, included a pretax charge of approximately $7 million associated with the closure of a packaging facility in Bowling Green, Ky., and a $12 million pretax charge for a settlement of a linerboard antitrust lawsuit. The thirty-nine weeks ended September 26, 2004, included pretax charges of approximately $11 million related to facility closures.

Fourth quarter earnings for the segment are expected to decrease to near break-even levels due to a continued decline in box prices resulting from earlier declines in containerboard prices, a seasonal decline in box shipments and higher energy costs, partially offset by lower costs for old corrugated containers. The company’s recently announced containerboard and box price increases are not expected to materially affect earnings in the fourth quarter.

Third party sales and total production volumes for major Containerboard, Packaging and Recycling products follow:

	Thirteen weeks ended		Thirty-nine weeks ended
Third party sales volumes (thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Containerboard — tons	238	245	792	716
Packaging — MSF	18,560	18,287	54,514	55,350
Recycling — tons	665	645	2,052	2,024
Kraft bags and sacks — tons	22	23	67	70

	Thirteen weeks ended		Thirty-nine weeks ended
Total production volumes (in thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Containerboard — tons(1)	1,597	1,604	4,681	4,705
Packaging — MSF	19,416	19,473	57,959	59,174
Recycling — tons(2)	1,716	1,703	5,013	5,017
Kraft bags and sacks — tons	21	23	66	70

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.

(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Real Estate and Related Assets

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$596	$591	$1,899	$1,584
Contribution to earnings	145	155	484	393

Net sales and revenues for the thirteen weeks ended September 25, 2005, were comparable to net sales and revenues for the thirteen weeks ended September 26, 2004. Net sales and revenues for the thirty-nine weeks ended September 25, 2005, increased $315 million, compared to the thirty-nine weeks ended September 26, 2004.

•	Net sales and revenues attributable to single-family home sales were $580 million and $561 million in the third quarters of 2005 and 2004, respectively. The segment closed 1,257 single-family home sales during the third quarter of 2005, as compared to 1,345 single-family home sales closed in the third quarter of 2004. The average sales price for single-family homes was approximately $461,000 in the thirteen weeks ended September 25, 2005, and approximately $417,000 in the thirteen weeks ended September 26, 2004.

•	Net sales and revenues attributable to single-family home sales were $1.7 billion and $1.5 billion in the thirty-nine weeks ended September 25, 2005, and September 26, 2004, respectively. The segment closed 3,725 single-family home sales during the first three quarters of 2005, as compared to 3,626 single-family home sales closed in the same period in 2004. The average sales price for single-family homes was approximately $460,000 in the thirty-nine weeks ended September 25, 2005, and approximately $401,000 in the thirty-nine weeks ended September 26, 2004.

Weyerhaeuser Company - 34 -

Contribution to earnings for the Real Estate and Related Assets segment decreased $10 million in the third quarter of 2005 compared with the same period of 2004. Contribution to earnings increased $91 million in the thirty-nine weeks ended September 25, 2005, compared with the thirty-nine weeks ended September 26, 2005.

•	Single-family gross profit improved $25 million in the third quarter 2005 as compared with the same period of 2004. This was partially offset by a $13 million increase in selling, general and administrative costs.

•	Single-family gross profit improved $140 million in the first three quarters of 2005 compared to the same period of 2004. This was partially offset by an increase in selling, general and administrative costs of $40 million. Segment earnings for the thirty-nine weeks ended September 25, 2005, include $77 million of earnings from land and lot sales compared to $51 million in the thirty-nine weeks ended September 26, 2004.

•	Both the thirteen and thirty-nine week periods ended September 26, 2004, included a pretax gain of $18 million on the sale of a multi-family site. There were no comparable transactions in the third quarter of 2005.

The backlog of homes sold, but not closed, represents slightly more than six months’ sales. The company expects fourth quarter earnings for the segment to be significantly higher than third quarter due to seasonally stronger single-family closings, which are expected to exceed the fourth quarter of 2004.

Corporate and Other

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net sales and revenues	$146	$135	$446	$417
Contribution (charge) to earnings	101	(45)	183	(188)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings included the following:

•	The thirteen and thirty-nine weeks ended September 25, 2005, included a $115 million pretax gain on the sale of the company’s investment in MAS Capital Management Partners, L.P., an equity affiliate.

•	The thirteen and thirty-nine weeks ended September 25, 2005, included $26 million and $67 million, respectively, of interest income, compared to $5 million and $9 million of interest income in the thirteen and thirty-nine weeks ended September 26, 2004, respectively. The 2005 periods included $10 million and $41 million of interest income for the thirteen and thirty-nine week periods, respectively, related to consolidated special-purpose entities. This activity was not fully consolidated in the 2004 periods. See Note 7 of Notes to Consolidated Financial Statements.

•	Foreign exchange gains were $38 million and $16 million in the thirteen weeks ended September 25, 2005, and September 26, 2004, respectively, and $39 million and zero in the thirty-nine weeks ended September 25, 2005, and September 26, 2004, respectively. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	General and administrative expenses retained in the Corporate and Other segment have declined on both a quarterly and year-to-date basis in 2005 as compared to the same periods in 2004, primarily related to a change in allocating general and administrative costs to the other segments.

•	The thirty-nine weeks ended September 25, 2005, included a $63 million pretax gain on the sale of the company’s B.C. Coastal operations and a $57 million pretax gain related to the recognition of a deferred gain from previous timberlands sales.

Interest Expense

Interest expense incurred by Weyerhaeuser was $568 million in the thirty-nine weeks ended September 25, 2005, compared to $597 million in the thirty-nine weeks ended September 26, 2004. Interest expense included $10 million and $35 million in the thirteen and thirty-nine week periods ended September 25, 2005, respectively, of interest incurred by special purpose entities the company has consolidated (see Note 7 of Notes to Consolidated Financial Statements). Interest expense for both the thirteen and thirty-nine weeks ended September 25, 2005, included a $21 million pretax charge for early extinguishment

Weyerhaeuser Company - 35 -

of debt. Interest expense for the thirty-nine weeks ended September 26, 2004, also included a $21 million pretax charge for the early extinguishment of debt. Excluding the interest expense of the special purpose entities, which is substantially offset by interest income of consolidated special purposes entities, and excluding the losses on early extinguishment of debt, interest expense decreased $22 million and $64 million in the thirteen and thirty-nine week periods ended September 25, 2005, respectively, as compared to the same periods of 2004. The net decrease in interest expense is primarily due to repayment of approximately $3.4 billion of long-term debt since the beginning of 2004.

Income Taxes

The company’s effective income tax rate applicable to continuing operations is estimated to be 34.4 percent for 2005. Through the second quarter of 2005, the company’s effective income tax rate applicable to continuing operations was estimated to be 35.0 percent. The company’s effective tax rate for 2004 was 34.0 percent. The company’s effective income tax rate is affected by state income taxes and the benefits of tax credits.

During the third quarter of 2005, the company recognized a one-time tax benefit of $14 million resulting from a change in the Ohio state income tax law.

During the second quarter of 2005, the company recognized a $46 million income tax benefit in connection with the sale of the company’s B.C. Coastal operations. See Note 19 of Notes to Consolidated Financial Statements. The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and a current tax expense of $139 million on the taxable gain. Current taxes reflect the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada. Also during the second quarter of 2005, the company recognized a charge of $44 million for the accrual of income taxes associated with the repatriation of approximately $1.1 billion of foreign earnings. See Note 17 of Notes to Consolidated Financial Statements.

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

Operations

Consolidated net cash provided by operations was $864 million in the thirty-nine weeks ended September 25, 2005, a decrease of $467 million from the $1.3 billion of net cash provided by operations in the thirty-nine weeks ended September 26, 2004. The primary components of the change follow:

•

Weyerhaeuser cash received from customers, net of cash paid to employees, suppliers and others, decreased approximately $472 million in the thirty-nine weeks ended September 25, 2005, compared to the thirty-nine weeks ended September 26, 2004. This was partially attributable to the decline in sales prices for lumber, plywood and oriented strand board, which had been a significant source of cash flows in the first three quarters of 2004. Increased raw material and manufacturing costs across the segments also used additional cash in 2005. These effects were partially offset by

Weyerhaeuser Company - 36

additional cash provided by higher selling prices for engineered lumber, fine paper and packaging products in the first three quarters of 2005, as compared to the same period in 2004.

•	Real Estate and Related Assets cash received from customers, net of cash paid to employees, suppliers and others, increased approximately $91 million in the thirty-nine weeks ended September 25, 2005, compared to the thirty-nine weeks ended September 26, 2004. This was primarily attributable to increased gross margins realized on single-family homes closed in 2005.

•	Cash paid for interest in the first three quarters of 2005 declined $32 million from the same period of 2004. Excluding the interest paid by special-purposes entities, which were offset by increased interest income from the special-purpose entities, cash paid for interest declined $67 million in the first three quarters of 2005, primarily due to repayment of approximately $3.4 billion of long-term debt since the beginning of 2004.

•	Cash paid for income taxes was $164 million higher in the thirty-nine weeks ended September 25, 2005, as compared to the same period in 2004. The increase is primarily due to increased quarterly tax payments on higher anticipated taxable earnings in 2005.

Investing

Weyerhaeuser’s capital expenditures for the thirty-nine weeks ended September 25, 2005, excluding acquisitions and Real Estate and Related Assets, were $557 million, compared to $275 million in the same period of 2004. Capital spending by segment for the thirty-nine weeks ended September 25, 2005, was as follows: $44 million for Timberlands; $98 million for Wood Products; $207 million for Cellulose Fiber and White Papers; $118 million for Containerboard, Packaging and Recycling; and $90 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $850 million for the year; however, this expenditure level could increase or decrease as a consequence of a number of factors, including future economic conditions and weather.

On May 30, 2005, Weyerhaeuser closed on the sale of its B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada. In the second quarter of 2005, the company received net cash proceeds from the sale of approximately $1.1 billion (U.S.), including working capital. See Note 19 of Notes to Consolidated Financial Statements.

In July 2005, Weyerhaeuser sold its interest in MAS Capital Management Partners, L.P., an equity investment, for net cash proceeds of $115 million. See Note 8 of Notes to Consolidated Financial Statements.

Weyerhaeuser Company - 37 -

Financing

During the thirty-nine weeks ended September 25, 2005, the company, including Real Estate and Related Assets, repaid $1.6 billion of long-term debt. Total interest-bearing debt as of September 25, 2005, was $9.0 billion, down from $10.6 billion as of December 26, 2004. The company paid dividends of $342 million during the first thirty-nine weeks of 2005, compared to dividends of $276 million during the same period of 2004. Effective with the second quarter of 2005, the company increased its quarterly dividend from $0.40 per share to $0.50 per share. The increase in dividends paid year-to-date is also partially due to the issuance of 16,675,000 common shares in May 2004. The company received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million during the second quarter of 2004. Proceeds from the issuance of stock options were $150 million in the first thirty-nine weeks of 2005 compared to $141 million in the first thirty-nine weeks of 2004.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have established two multi-year revolving lines of credit in the maximum aggregate amount of $2.0 billion as of September 25, 2005. The $800 million multi-year revolving line of credit expires in March 2007 and the $1.2 billion multi-year revolving line of credit expires in March 2010. WRECO can borrow up to $400 million under the March 2010 facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. As of September 25, 2005, $1.5 billion was available under these bank facilities for incremental borrowings.

The company’s debt-to-total capital ratio is as follows:

Dollar amounts in millions	Sept. 25, 2005	Dec. 26, 2004
Notes payable and commercial paper:
Weyerhaeuser	$3	$3
Real Estate and Related Assets	3	2

Long-term debt:
Weyerhaeuser	8,192	9,766
Real Estate and Related Assets	852	867

Capital lease obligations:
Weyerhaeuser	88	103

Total debt	9,138	10,741

Minority interest:
Weyerhaeuser	28	25
Real Estate and Related Assets	39	73

Deferred income taxes:
Weyerhaeuser	4,396	4,533
Real Estate and Related Assets	(43)	(22)

Shareholders’ interest	10,126	9,255

Total capital	$23,684	$24,605

Debt-to-total-capital ratio	38.6%	43.7%

Excluding the Real Estate and Related Assets amounts disclosed above and excluding Weyerhaeuser’s investment in Real Estate and Related Assets of $1.4 billion as of September 25, 2005, and $1.1 billion as of December 26, 2004, Weyerhaeuser’s debt-to-total-capital ratio was 38.6 percent and 43.6 percent as of September 25, 2005, and December 26, 2004, respectively.

Weyerhaeuser Company - 38 -

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.0 billion as of September 25, 2005, which represented approximately 10 percent of the company’s consolidated assets.

Weyerhaeuser Company - 39 -

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

Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2005, the company entered into foreign exchange contracts in connection with an agreement to sell its B.C. Coastal operations. To the extent applicable, the foreign exchange contracts were designated as a hedge of the company’s net investment in B.C. Coastal. Upon the sale of the company’s B.C. Coastal operations on May 30, 2005, the gain related to this hedge was reclassified from cumulative other comprehensive income into earnings as part of the gain on the sale of the B.C. Coastal operations. Prior to May 30, 2005, foreign exchange contracts in excess of the company’s net investment in B.C. Coastal were not designated as hedges and changes in the fair value of the contracts were recognized in earnings in the period the change occurred. As of May 30, 2005, the company redesignated the entire amount of the foreign exchange contracts as a hedge of the company’s net investment in Weyerhaeuser Company Limited, the subsidiary that held the B.C. Coastal operations. The company settled these contracts in July 2005, for a net cash payment of approximately $1 million. As of September 25, 2005, cumulative other comprehensive income includes approximately $15 million of loss related to changes in the fair value of this hedge between the date of redesignation and the dates the contracts settled.

Weyerhaeuser Company - 40 -

The effects of the Canadian foreign exchange contracts on the accompanying consolidated financial statements are as follows:

Dollar amounts in millions
Gain on contracts through May 30, 2005:
Contracts designated as hedge of investment in B.C. Coastal, included in gain on sale of B.C. Coastal	$11
Contracts not designated as hedge, included in other operating costs, net	3
Loss on contracts from May 31, 2005 through July 28, 2005, included in cumulative other comprehensive income	(15)

Net cash paid in settlement of contracts	$(1)

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

Changes in Internal Controls

In the first quarter of 2005, the company began the first phase of implementation in a multi-year effort to upgrade the technology supporting the company’s financial systems. As part of this effort, the following changes were made during the third quarter of 2005:

•	The company continued its conversion to a new general ledger system through the implementation of unit accounting functionality and financial reporting tools in additional businesses and individual operating units.

•	The company continued deploying upgraded versions of the sales, product tracking and inventory/sales reporting systems in the fine paper business.

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

No other changes occurred in the company’s internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Weyerhaeuser Company - 41 -

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

Weyerhaeuser Company - 42 -

EXHIBITS INDEX

Exhibits:

12.	Statement regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)