Form 10-K
period 2005-12-25
WEYERHAEUSER CO
filed 2006-02-22
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes    ☐  No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No.

As of June 24, 2005, 242,848,231 shares of the registrant’s common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $15,811,848,320.

As of January 27, 2006, 243,255,926 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2006 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 20, 2006, are incorporated by reference into Part II and III.

DESCRIPTION OF THE BUSINESS OF THE COMPANY

Weyerhaeuser Company (the company) was incorporated in the state of Washington in January 1900 as Weyerhaeuser Timber Company. It is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Its business segments are:

•	Timberlands, which includes logs, chips and timber.

•	Wood Products, which includes softwood lumber, plywood, veneer, composite panels, oriented strand board (OSB), hardwood lumber, engineered lumber, raw materials and building materials distribution.

•	Cellulose Fiber and White Papers, which includes pulp, paper and liquid packaging board.

•	Containerboard, Packaging and Recycling.

•	Real Estate and Related Assets.

•	Corporate and Other.

Throughout this document, the term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. The term “Weyerhaeuser” refers to the forest products-based operations and excludes the Real Estate and Related Assets operations.

The company has approximately 49,900 employees, of whom 48,300 are employed by Weyerhaeuser, and of this number, approximately 21,000 are covered by collective bargaining agreements, which generally are negotiated on a multi-year basis. Approximately 1,600 of the company’s employees are involved in the activities of its Real Estate and Related Assets segment.

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

In 2005, the company’s sales from continuing operations to customers outside the United States totaled $3.7 billion (including exports of $1.8 billion from the United States, $1.2 billion of Canadian export and domestic sales and $0.7 billion of other foreign sales), or 16 percent of total consolidated sales and revenues, compared with 17 percent in 2004. All sales to customers outside the United States are subject to risks related to international trade and to political, economic and other factors that vary from country to country.

Financial information with respect to industry segments and geographical areas is included in Notes 25 and 26 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

AVAILABLE INFORMATION

The company is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act) and the company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC) relating to the company’s business, financial results and other matters. The reports, proxy statements and other information the company files may be inspected and copied at prescribed rates at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information regarding issuers like the company that file electronically with the SEC. The address of the SEC’s internet site is www.sec.gov. The company also posts its reports, proxy statements and other information that are transmitted electronically to the SEC on the company’s internet site as soon as reasonably practicable after such material is filed with, or furnished to, the SEC and such information is available free of charge. The company’s internet site is www.weyerhaeuser.com.

RISK FACTORS

Investing in the company’s securities involves risks. The risks and uncertainties described below are not the only ones the company faces.

Strategic Review

The company has been undertaking a strategic review of its asset portfolio. Facilities that do not represent a long-term strategic fit for the company, or that cannot achieve top-quartile performance without significant capital investments, are being assessed for closure or sale. The company’s strategic review has resulted in the sale and closure of several company facilities during 2005 and may result in additional dispositions or closures of company assets in 2006. The impact of these changes in the company’s asset portfolio may result in changes to future company operations that may affect the market price of the company’s securities.

Reduction in Credit Rating on Company Debt Securities

The actions taken by the company as a result of its ongoing strategic review of its asset portfolio may affect the credit rating on the company’s debt securities. Credit rating agencies may from time to time change their ratings on the company’s securities as a result of the company’s operating results or actions the company takes or as a result of a change in the views of the credit rating agencies regarding, among other things, the general outlook for the company’s industry or the economy. There can be no assurance that Standard & Poor’s and Moody’s or other rating agencies will not reduce their ratings of the company’s securities or securities that the company may issue in the future or place any of those securities on a so-called “watch list” for possible future downgrading. Any of these events would likely increase the company’s costs of financing and have an adverse effect on the market price of the company’s securities. The credit ratings accorded to the company’s securities are not recommendations to purchase, hold or sell those securities, inasmuch as those ratings do not comment as to the market price or suitability for particular investors.

Share Repurchase

On October 21, 2005, the company announced a program to repurchase 18 million shares of its outstanding common stock. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The company’s repurchase of its common stock may affect the future market price of the company’s securities.

Adverse Effects on Company Operating Results

Historically, the company’s operating results have been affected by a variety of market conditions that influence demand and pricing for the company’s products. Certain factors, such as the health of the economy, the level of interest rates and the strength of the U.S. dollar, are cyclical in nature. Other factors, such as a trend toward electronic substitution for paper, may represent fundamental changes in the marketplace for the company’s products. In addition, the company’s operating results may be adversely affected by increases in raw material, chemicals, energy and transportation costs. See “Economic and Industry Factors Affecting Operations” and “Critical Accounting Policies — Long-Lived Assets and Goodwill” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Adverse Decision in Paragon Trade Brands Bankruptcy Proceedings

In 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. The company has not established a reserve for this matter because, based upon the information currently available to the company, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management believes the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), for establishing a reserve in this matter have not been met. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations for the quarter or the year in which such a charge may be recognized.

Adverse Verdict in Alder Log Antitrust Cases

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging that from 1996 to the present, the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. In September 2005, the company asked for discretionary review of the Initial Alder Case by the U.S. Supreme Court. In November 2005, the U.S. Supreme Court asked the Solicitor General to express the opinions of the United States on whether to accept review.

In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court in Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the trial. It alleged a fraud was committed on the court and requested judgment against the plaintiff be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. Trebled damages of $20 million are alleged. The U.S. District Court stayed this matter until the U.S. Supreme Court takes final action in the Initial Alder Case. The company denies the allegations in the complaint and intends to vigorously defend the matter.

In June 2003, Washington Alder filed an antitrust lawsuit against the company in U.S. District Court in Oregon alleging monopolization of the alder log and lumber markets and seeking trebled damages of $36 million and divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. A jury verdict of trebled damages of $16 million was appealed to the U.S. Court of Appeals for the Ninth Circuit. After oral argument in November 2005, the matter was stayed pending a final disposition by the U.S. Supreme Court of the Initial Alder Case.

In 2004, the company settled similar lawsuits filed against the company by five hardwood mill owners in the U.S. District Court in Oregon.

In April 2004, a civil class action antitrust lawsuit was filed against the company in U.S. District Court in Oregon claiming that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case, the company monopolized the market for finished alder and charged monopoly prices for finished alder lumber. In December 2004, the Judge issued an order certifying the plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The company disagrees with the allegations in the lawsuit and intends to continue vigorously defending the case. In February 2005, class counsel notified the court that approximately 5 percent of the class members opted out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities that have opted out may file lawsuits against the company in the future. The case was stayed in the fourth quarter of 2005 pending the U.S. Supreme Court entering a final opinion in the Initial Alder Case.

As of December 25, 2005, the company has a reserve of $95 million related to the alder cases. While the company believes the reserve established for the alder antitrust litigation is adequate, the company is unable to estimate what additional charges, if any, may be required in the future because of the uncertainties surrounding the litigation process.

UNRESOLVED STAFF COMMENTS

There are no unresolved comments that were received from the SEC staff relating to the company’s periodic or current reports under the Securities Exchange Act of 1934.

BUSINESS SEGMENTS

TIMBERLANDS

Weyerhaeuser is engaged in the management of 5.7 million acres of company-owned and 0.7 million acres of leased commercial forestland in North America (4.2 million acres in the southern United States and 2.2 million acres in the Pacific Northwest and Canada), most of it highly productive and located extremely well to serve both domestic and international markets. Weyerhaeuser also has renewable, long-term licenses on 27.6 million acres of forestland located in five provinces throughout Canada. The aggregate standing timber inventory on Weyerhaeuser’s North American lands is approximately

335 million cunits (a cunit is 100 cubic feet of solid wood). The relationship between cubic measurement and the quantity of end products that may be produced from timber varies according to the species, size and quality of timber, and will change through time as the mix of these variables changes. The end products are generally measured in board feet for lumber and square feet for panel products. To sustain the timber supply from its fee timberlands, Weyerhaeuser is engaged in extensive planting, suppression of nonmerchantable species, precommercial and commercial thinning, fertilization, and operational pruning, all of which increase the yield from its fee timberland acreage.

Weyerhaeuser also manages forestlands in the Southern Hemisphere. The results of these international operations are included in the Corporate and Other segment.

	Millions of Cunits	Thousands of Acres at December 25, 2005
Geographic Area	Inventory	Fee Ownership	Long-Term Leases	License Arrangements	Total
United States
West	63	2,237	—	—	2,237
South	50	3,429	745	—	4,174

Total United States	113	5,666	745	—	6,411

Canada
Alberta	79	—	—	5,309	5,309
British Columbia	10	—	—	2,565	2,565
New Brunswick	1	—	—	177	177
Ontario	50	1	—	7,334	7,335
Saskatchewan	82	—	—	12,214	12,214

Total Canada	222	1	—	27,599	27,600

Subtotal North America	335	5,667	745	27,599	34,011
International (1)(2)	4	213	13	76	302

Total	339	5,880	758	27,675	34,313

	Thousands of Acres		Millions of Seedlings Planted	Thousands of Acres
2005 Activity	Harvested (3)	Planted (4)		Stocking Control	Fertilization
United States
West	48.3	51.0	21.9	9.6	61.8
South	157.5	130.0	58.3	2.5	377.4

Total United States	205.8	181.0	80.2	12.1	439.2

Canada
Alberta	23.3	14.1	7.8	21.4	—
British Columbia	14.9	10.2	6.0	1.8	—
New Brunswick	4.2	0.1	0.1	1.7	—
Ontario	31.9	10.4	5.2	2.4	—
Saskatchewan	51.1	20.6	8.6	1.2	—

Total Canada	125.4	55.4	27.7	28.5	—

International (1)(2)	4.8	3.6	1.4	9.6	1.9

Total	336.0	240.0	109.3	50.2	441.1

(1)	International represents timberlands outside of North America, the activities of which are reported in the Corporate and Other segment.
(2)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures.
(3)	Includes 1,200 acres of right-of-way and other harvest that does not require planting.
(4)	Represents acres planted with seedlings. In Canada, natural regeneration is also used to reforest areas that have been harvested.

Net Sales (1):	2005	2004	2003	2002	2001
In millions of dollars
To unaffiliated customers:
Logs	$761	$822	$730	$657	$519
Other products	286	280	264	273	220

	$1,047	$1,102	$994	$930	$739

Intersegment sales	$1,794	$1,622	$1,605	$1,545	$1,242

Sales Volumes (1):	2005	2004	2003	2002	2001
In thousands
Logs – cunits	3,552	3,920	4,125	3,600	2,745

Selected Published Product Prices:	2005	2004	2003	2002	2001
Export logs (#2 sawlog-bark on) – $/MBF
Coastal – Douglas fir – Longview	$780	$780	$707	$697	$757
Coastal – Hemlock	439	386	354	416	398

(1)	Reflects the acquisition of Willamette in February 2002 and the divestiture of the company’s B.C. coastal operations in May 2005.

WOOD PRODUCTS

Weyerhaeuser’s wood products businesses produce and sell softwood lumber, plywood, veneer, composite panels, OSB, hardwood lumber, and engineered lumber products. These products are sold primarily through Weyerhaeuser’s own sales organizations and building materials distribution business. The raw materials required to produce these products are purchased from third parties or transferred at market price from Weyerhaeuser’s Timberlands segment. Building materials, including products not produced by Weyerhaeuser, are sold to wholesalers, retailers and industrial users.

Net Sales (1):	2005	2004	2003	2002	2001
In millions of dollars
Softwood lumber	$3,624	$3,915	$3,281	$3,186	$2,751
Plywood	735	929	784	700	519
Veneer	44	44	39	34	21
Composite panels	497	501	393	379	162
Oriented strand board	1,164	1,390	1,109	649	579
Hardwood lumber	390	365	350	333	318
Engineered I-Joists	756	678	540	486	485
Engineered solid section	896	734	564	500	488
Logs	62	125	105	253	227
Other products	1,227	1,162	1,020	1,027	912

	$9,395	$9,843	$8,185	$7,547	$6,462

Sales Volumes (1):	2005	2004	2003	2002	2001
In millions
Softwood lumber – board feet	8,650	8,890	8,981	8,623	7,351
Plywood – square feet (3/8”)	2,180	2,629	2,665	2,685	1,891
Veneer – square feet (3/8”)	231	225	239	218	151
Composite panels – square feet (3/4”)	1,229	1,234	1,162	1,092	331
Oriented strand board – square feet (3/8”)	3,948	4,213	4,361	4,205	3,738
Hardwood lumber – board feet	427	417	435	435	420
Engineered I-Joists – lineal feet	484	496	447	400	373
Engineered solid section – cubic feet	38	37	32	28	25
Logs – cunits (in thousands)	451	934	799	1,657	1,575

(1)	Reflects the acquisition of Willamette in February 2002 and the divestiture of the company’s B.C. coastal operations in May 2005.

Selected Published Product Prices:	2005	2004	2003	2002	2001
Lumber (common) – $/MBF
2x4 Douglas fir (kiln dried)	$406	$459	$347	$328	$334
2x4 Douglas fir (green)	355	406	307	289	297
2x4 Southern yellow pine (kiln dried)	421	387	330	302	325
2x4 Spruce-pine-fir (kiln dried)	322	361	242	236	250
Plywood (1/2” CDX) – $/MSF
West	386	448	367	287	294
South	353	403	335	248	263
Oriented strand board (7/16”-24/16”)
North Central price – $/MSF	323	374	295	160	160

CELLULOSE FIBER AND WHITE PAPERS

Weyerhaeuser’s cellulose fiber and white papers businesses produce papergrade, absorbent, dissolving and specialty grades of pulp that are marketed worldwide; coated and uncoated papers and business forms that are marketed through Weyerhaeuser’s own sales force into multiple channels to market; and liquid packaging board used primarily in the production of containers designed to hold liquid products.

In addition, Weyerhaeuser has a 50 percent interest in North Pacific Paper Corporation (NORPAC), a joint venture that owns a newsprint manufacturing facility in Washington state.

Net Sales (1):	2005	2004	2003	2002	2001
In millions of dollars
Pulp	$1,482	$1,471	$1,305	$1,196	$1,134
Paper	2,417	2,226	2,182	2,163	1,037
Coated groundwood	180	156	140	126	148
Liquid packaging board	203	208	198	179	198
Other products	54	54	26	19	19

	$4,336	$4,115	$3,851	$3,683	$2,536

Sales Volumes (1):	2005	2004	2003	2002	2001
In thousands
Pulp – air-dry metric tons	2,502	2,558	2,479	2,378	2,113
Paper – tons (2)	2,996	2,876	2,822	2,742	1,301
Coated groundwood – tons	232	243	234	210	206
Liquid packaging board – tons	258	276	256	229	243
Paper converting – tons	1,964	1,839	1,847	1,823	831

Selected Published Product Prices:	2005	2004	2003	2002	2001
Per ton
Pulp – NBKP-air-dry metric-U.S.	$646	$640	$553	$488	$547
Paper – uncoated free sheet-U.S.	709	658	622	658	695

(1)	Reflects the acquisition of Willamette in February 2002.
(2)	Paper sales include unprocessed rolls and converted paper volumes.

CONTAINERBOARD, PACKAGING AND RECYCLING

Weyerhaeuser’s containerboard, packaging and recycling businesses produce linerboard, corrugating medium and kraft paper, industrial and agricultural packaging, inks, printing plates, graphics packaging, single-face and pre-print products, retail packaging displays, and paper bags and sacks. These products are sold to domestic and foreign customers through Weyerhaeuser’s own sales force and agents. The segment also operates an extensive wastepaper collection system supplying company mills and worldwide customers.

Net Sales (1):	2005	2004	2003	2002	2001
In millions of dollars
Containerboard	$395	$368	$304	$350	$346
Packaging	3,710	3,584	3,544	3,466	2,471
Recycling	352	347	247	229	212
Kraft bags and sacks	83	80	80	75	—
Other products	167	156	147	92	67

	$4,707	$4,535	$4,322	$4,212	$3,096

Sales Volumes (1):	2005	2004	2003	2002	2001
In thousands
Containerboard – tons	1,046	1,001	890	983	883
Packaging – MSF	73,631	72,885	72,741	70,330	48,870
Recycling – tons	2,728	2,694	2,290	2,292	2,837
Kraft bags and sacks – tons	89	95	100	93	—

Selected Published Product Prices:	2005	2004	2003	2002	2001
Per ton
Linerboard – 42 lb.-Eastern U.S.	$414	$411	$366	$383	$424
Recycling – old corrugated containers	70	80	61	60	40
Recycling – old newsprint	55	57	40	36	25

(1)	Reflects the acquisition of Willamette in February 2002.

REAL ESTATE AND RELATED ASSETS

The Real Estate and Related Assets segment includes Weyerhaeuser Real Estate Company (WRECO), a wholly-owned subsidiary, and the company’s other real estate related activities. WRECO is primarily engaged in developing single-family housing and residential lots for sale, including development of master-planned communities. Operations are concentrated mainly in selected metropolitan areas in California, Maryland, Nevada, Oregon, Texas, Virginia, and Washington. Additionally, WRECO is an investor and investment manager for institutional investors in residential real estate.

Revenue:	2005	2004	2003	2002	2001
In millions of dollars
	$2,915	$2,495	$2,029	$1,750	$1,461

Single-family Unit Statistics:	2005	2004	2003	2002	2001
Homes sold	5,685	5,375	5,005	4,374	3,868
Homes closed	5,647	5,264	4,626	4,280	3,651
Homes sold but not closed	2,410	2,372	2,261	1,882	1,788
Gross margin (%)	32.8%	29.7%	25.7%	24.2%	23.1%

CORPORATE AND OTHER

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary), distribution and converting facilities located outside North America, and general corporate support activities.

The following international operations are included in Corporate and Other:

•	Weyerhaeuser, through its wholly-owned subsidiary Weyerhaeuser New Zealand Inc., owns a 51 percent financial interest and has a 50 percent voting interest in Nelson Forests Joint Venture, a New Zealand joint venture located on the northern end of the South Island. The joint venture assets consist of 148,000 acres of Crown Forest License cutting rights, 39,000 acres of freehold land and the Kaituna sawmill, with a capacity of 21 million board feet. Weyerhaeuser is responsible for the management and marketing activities of this joint venture. In February 2006, the company announced its intent to sell its New Zealand assets.

•	Weyerhaeuser, through its wholly-owned subsidiary Weyerhaeuser Australia Pty. Ltd., owns a 70 percent interest in Pine Solutions, Australia’s largest softwood timber distributor, and two sawmills with a combined production capacity of 162 million board feet of lumber.

•	Weyerhaeuser, through its wholly-owned subsidiary Weyerhaeuser Forestlands International, is a 50 percent owner and managing general partner in RII Weyerhaeuser World Timberfund, L.P. (WTF), a limited partnership, which makes investments outside the United States. In Australia, WTF owns 56,200 acres of freehold land; leases 3,000 acres of radiata pine plantations; and owns two softwood lumber mills with a capacity of 115 million board feet, a lumber treating operation, a pine moulding plant and remanufacturing plant, a chip export business and a 30 percent interest in Pine Solutions. This partnership also owns a Uruguayan venture, Colonvade, S.A., which owns 245,000 acres of radiata pine and eucalyptus tree plantations.

•	Weyerhaeuser, through its wholly-owned subsidiary Southern Cone Timber Investors Holding Company, LLC, is a 50 percent owner and manager of Southern Cone Timber Investors Limited, a joint venture which holds as its principal assets 68,000 acres of intensively managed radiata pine and eucalyptus tree plantations in Uruguay.

•	Weyerhaeuser, through its wholly-owned subsidiary, Weyerhaeuser Uruguay, owns 8,500 acres of timberland and 10,000 acres of softwood cutting rights in Uruguay, and will focus on land and plantation forests and provide international marketing activities on behalf of Weyerhaeuser’s joint ventures in Uruguay.

•	Weyerhaeuser, through its wholly-owned subsidiary, Weyerhaeuser Brazil S.A., is a 67 percent owner and manager of Aracruz Produtos de Madeira, a hardwood sawmill with a capacity of 23 million board feet. The sawmill produces high-value eucalyptus lumber and related appearance wood products.

•	Weyerhaeuser owns one composite panel facility in Ireland with a production capacity of 234 million square feet (3/4” basis) of medium-density fiberboard.

Net Sales (1):	2005	2004	2003	2002	2001
In millions of dollars
	$600	$575	$492	$399	$251

(1)	Reflects the acquisition of Willamette Industries in February 2002.

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS

Growing and harvesting timber is subject to numerous laws and government policies to protect the environment, nontimber resources such as wildlife and water, and other social values. Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.

In the United States, a number of fish and wildlife species that inhabit geographic areas near or within company timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws. Federal ESA listings include the northern spotted owl, marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest and the red-cockaded woodpecker, gopher tortoise and American burying beetle in the Southeast. Listings of additional species or populations may result from pending or future citizen petitions or be initiated by federal or state agencies. Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some timberlands of Weyerhaeuser. Additional listings of fish and wildlife species as endangered, threatened or sensitive under the ESA and similar state laws as well as regulatory actions taken by federal or state agencies to protect habitat for these species may, in the future, result in additional restrictions on timber harvests and other forest management practices, could increase operating costs, and could affect timber supply and prices.

In the United States, federal, state and local regulations protecting water quality and wetlands also could affect future harvest and forest management practices on some of Weyerhaeuser’s timberlands. Forest practice acts in some states in the United States increasingly affect present or future harvest and forest management activities. For example, in some states, these acts limit the size of clearcuts, require some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulate construction and maintenance of forest roads, require reforestation following timber harvest, and contain procedures for state agencies to review and approve proposed forest practice activities. Some states and some local governments regulate certain forest practices through various permit programs. Each state in which Weyerhaeuser owns timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats, or achieve other public policy objectives.

Weyerhaeuser operates under the Sustainable Forestry Initiative®, a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. The Sustainable Forestry Initiative® is an independent standard, overseen by a governing board consisting of conservation organizations, academia, the forest industry, and large and small forest landowners. Compliance with the Sustainable Forestry Initiative® may result in some increases in operating costs and curtailment of timber harvests in some areas.

The regulatory and nonregulatory forest management programs described above have increased operating costs, resulted in changes in the value of timber and logs from the company’s timberlands, and contributed to increases in the prices paid for wood products and wood chips during periods of high demand. These kinds of programs can also make it more difficult to respond to rapid changes in markets, extreme weather or other unexpected circumstances. One additional effect may be further reductions in usage of, and some substitution of other products for, lumber and plywood. Weyerhaeuser does not believe that these kinds of programs have had, or in 2006 will have, a significant effect on the company’s total harvest of timber in the United States or any major U.S. region, although they may have such an effect in the future. Further, Weyerhaeuser does not expect to be disproportionately affected by these programs as compared with typical owners of comparable timberlands. Likewise, management expects that these programs will not significantly disrupt Weyerhaeuser’s planned operations over large areas or for extended periods.

Weyerhaeuser’s forest operations in Canada are carried out on public forestlands under forest licenses. All forest operations are subject to forest practices and environmental regulations, and operations under licenses also are subject to contractual requirements between the company and the relevant province designed to protect environmental and other social values. In Canada, the federal Species at Risk Act (SARA) was enacted in 2002. SARA enacted protective measures for species identified as being at risk and for critical habitat. To date, SARA has not had a significant effect on Weyerhaeuser’s operations; however, it is anticipated that SARA will over time result in some additional restrictions on timber harvests and other forest management practices and increase some operating costs for operators of forestlands in Canada. For these reasons, SARA is expected to affect timber supply and prices in the future.

Weyerhaeuser participates in the Canadian Standards Association Sustainable Forest Management System standard, a voluntary certification system that further protects certain public resources and values. Compliance with this standard will result in some increases in operating costs and curtailment of timber harvests in some areas in Canada.

Many of the Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of B.C. is not covered by treaties and, as a result, the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of B.C. and Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. The company believes that such claims will not have a significant effect on Weyerhaeuser’s total harvest of timber or production of forest products in 2006, although they may have such an effect in the future.

The company also is subject to federal, state and provincial, and local pollution controls with regard to air, water and land; solid and hazardous waste management, disposal and remediation laws and regulations in all areas in which it has operations; as well as market demands with respect to chemical content of some products and use of recycled fiber. Compliance with these laws, regulations and demands usually involves capital expenditures as well as additional operating costs. The company cannot easily quantify future amounts of capital expenditures required to comply with these laws, regulations and demands, or the effects on operating costs, because in some instances, compliance standards have not been developed or have not become final or definitive. In addition, compliance with standards frequently serves other purposes such as extension of facility life, increase in capacity, changes in raw material requirements, or increase in economic value of assets or products. While it is difficult to isolate the environmental component of most manufacturing capital projects, Weyerhaeuser estimates that capital expenditures for environmental compliance were approximately $31 million in 2005 (4 percent of total capital expenditures, excluding acquisitions and Real Estate and Related Assets). Based on its understanding of current regulatory requirements in the United States and Canada, Weyerhaeuser expects that capital expenditures for environmental compliance will be approximately $42 million in 2006 (5 percent of expected total capital expenditures, excluding acquisitions and Real Estate and Related Assets).

Weyerhaeuser is involved in the environmental investigation or remediation of numerous sites. Some of the sites are on property presently or formerly owned by the company where the company has the sole obligation to remediate the site or shares that obligation with one or more parties; others are third-party sites involving several parties who have a joint and several obligation to remediate the site; and some are superfund sites where the company has been named as a potentially responsible party. The company’s liability with respect to these sites ranges from insignificant at some sites to substantial at others, depending on the quantity, toxicity and nature of materials deposited by the company at the site and, with respect to some sites, the number and economic viability of the other responsible parties.

The company spent approximately $14 million in 2005, and expects to spend approximately $14 million in 2006, on environmental remediation of these sites. It is the company’s policy to accrue for environmental remediation costs when it is determined that it is probable that such an obligation exists and the amount of the obligation can be reasonably estimated. Based on currently available information, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals of $29 million by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $70 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based and uses assumptions less favorable to the company among the range of reasonably possible outcomes.

The United States Environmental Protection Agency (U.S. EPA) has promulgated regulations dealing with air emissions from pulp and paper manufacturing facilities, including regulations on hazardous air pollutants that require use of maximum achievable control technology (MACT) and controls for pollutants that contribute to smog and haze. The U.S. EPA has also adopted MACT standards for air emissions from wood products facilities and industrial boilers. The company anticipates that it might spend as much as $30 million over the next few years to comply with the MACT standards. The company cannot quantify future capital requirements needed to comply with new regulations being developed by the U.S. EPA or Canadian environmental agencies because final rules have not been promulgated. However, at this time the company anticipates that compliance with the new regulations will not result in capital expenditures in any year that are material in relation to the company’s annual capital expenditures.

The American Forest & Paper Association has made a commitment on behalf of all association members of the association to reduce greenhouse gas emissions intensity by 2012. The company also is actively participating in negotiations between the Forest Products Association of Canada and Natural Resources Canada to define industry obligations for complying with Canada’s national plan for reducing greenhouse gas emissions over the next several years. The company cannot estimate what expenditures may ultimately be required to contribute to these commitments but does not expect significant expenditures in 2006. During 2005, the company continued its work with international, national and regional policy makers in their efforts to develop technically sound and economically viable policies, practices and procedures for measuring, reporting and managing greenhouse gas emissions.

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

PROPERTIES

TIMBERLANDS

Timberlands annual fee depletion, which reflects the acquisition of Willamette in February 2002, and the disposition of the company’s B.C. Coastal operations in May 2005, follows:

Production:	2005	2004	2003	2002	2001
In thousands
Fee depletion – cunits	8,730	9,013	9,428	9,358	7,662

WOOD PRODUCTS

Production capacities, facilities and annual production, which reflect the acquisition of Willamette in February 2002, and the disposition of the company’s B.C. Coastal operations in May 2005, are summarized by major product as follows:

Production:	Production Capacity	Number of Facilities	2005	2004	2003	2002	2001
In millions
Softwood lumber – board feet	7,050	36	6,986	7,187	7,113	6,831	5,335
Plywood – square feet (3/8”) (1)	1,030	6	1,155	1,628	1,708	1,776	818
Veneer – square feet (3/8”) (1)(2)	1,920	10	1,979	2,386	2,199	2,187	1,050
Composite panels – square feet (3/4”)	1,170	6	1,080	1,066	988	864	93
Oriented strand board – square feet (3/8”)	4,260	9	4,078	4,081	4,170	4,020	3,443
Hardwood lumber – board feet	350	8	364	349	373	372	373
Engineered I-Joists – lineal feet (3)	540	7	483	504	437	409	398
Engineered solid section – cubic feet (3)	45	14	41	42	34	32	32

(1)	All Weyerhaeuser plywood facilities also produce veneer.
(2)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.
(3)	All Weyerhaeuser engineered I-Joist facilities also produce engineered solid section.

Principal manufacturing facilities are located as follows:

Lumber, plywood and veneer

Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon, Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada

Composite panels

Arkansas, Louisiana, Oregon and South Carolina

OSB

Louisiana, Michigan, North Carolina, West Virginia; Alberta, New Brunswick, Ontario and Saskatchewan, Canada

Engineered lumber

Alabama, California, Georgia, Kentucky, Louisiana, Minnesota, Ohio, Oregon, West Virginia; Alberta, British Columbia and Ontario, Canada

Hardwood lumber

Michigan, Oregon, Washington, Wisconsin; and British Columbia, Canada

CELLULOSE FIBER AND WHITE PAPERS

Production capacities, facilities and annual production, which reflect the acquisition of Willamette in February 2002, are summarized by major product as follows:

Production:	Production Capacity	Number of Facilities	2005	2004	2003	2002	2001
In thousands
Pulp – air-dry metric tons	2,790	12	2,502	2,546	2,522	2,281	2,140
Paper – tons (1)	3,110	8	3,060	3,006	2,833	2,611	1,244
Coated groundwood – tons	240	1	234	240	239	210	211
Liquid packaging board – tons	260	1	264	266	261	227	240
Paper converting – tons	2,040	17	1,950	1,838	1,785	1,766	777

(1)	Paper production includes unprocessed rolls and converted paper volumes.

Principal manufacturing facilities are located as follows:

Pulp

Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Washington; Alberta, British Columbia, Ontario and Saskatchewan, Canada

Paper

Kentucky, North Carolina, Pennsylvania, South Carolina, Tennessee, and Wisconsin; Ontario and Saskatchewan, Canada

Coated groundwood

Mississippi

Liquid packaging board

Washington

Paper converting

California, Georgia, Indiana, Kentucky, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Wisconsin; Ontario and Saskatchewan, Canada

CONTAINERBOARD, PACKAGING AND RECYCLING

Production capacities, facilities and annual production, which reflect the acquisition of Willamette in February 2002, are summarized by major product as follows:

Production:	Production Capacity	Number of Facilities	2005	2004	2003	2002	2001
In thousands
Containerboard – tons (1)	6,600	10	6,268	6,291	6,003	6,004	3,699
Packaging – MSF	102,700	86	78,089	77,822	77,830	75,100	51,646
Recycling – tons (2)	N/A	19	6,743	6,718	6,216	6,092	4,726
Kraft bags and sacks – tons	160	4	88	94	98	93	—

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging and kraft bags and sacks by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities that are consumed by company facilities and brokered volumes.

Principal manufacturing facilities are located as follows:

Containerboard

Alabama, California, Iowa, Kentucky, Louisiana, North Carolina, Oklahoma and Oregon; Xalapa, Mexico

Packaging

Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and Wisconsin; Silao, Ixtac, Mexico City and Monterrey, Mexico

Specialty packaging

California, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio and Oregon

Recycling

Arizona, California, Colorado, Illinois, Iowa, Kansas, Maryland, Minnesota, Nebraska, North Carolina, Oregon, Tennessee, Texas, Utah, Virginia and Washington

Kraft bags and sacks

California, Missouri, Oregon, and Texas

REAL ESTATE AND RELATED ASSETS

Real estate operations are located as follows:

Single-family housing and land development

California, Maryland, Nevada, Oregon, Texas, Virginia and Washington

Real estate investment offices

Arizona, California, Colorado, Illinois, Nevada, Virginia, and Washington

LEGAL PROCEEDINGS

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below for a summary of legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 25, 2005.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock trades on the following exchanges under the symbol WY: New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange. Exchangeable shares of the company trade on the Toronto Stock Exchange under the symbol WYL. At December 25, 2005, there were approximately 12,151 holders of record of common shares and 1,227 holders of record of exchangeable shares of the company. Dividends per share data and the range of closing market prices for the company’s common stock for each of the four quarters in 2005 and 2004 are included in Note 27 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

Following is information about securities authorized for issuance under the company’s equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders	15,778,413	$58.19	13,621,881
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	15,778,413	$58.19	13,621,881

Following is information about common stock repurchases during fourth quarter 2005:

	Total Number of Shares (or Units) Purchased (A)	Average Price Paid Per Share (or Unit) (B)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (D)
September 26 – October 30	—	N/A	—
October 31 – November 27	173,800	$61.38	173,800
November 28 – December 25	—	N/A	—
Total	173,800	$61.38	173,800	17,826,200

On October 21, 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. No expiration date for the program has been set.

[THIS PAGE INTENTIONALLY LEFT BLANK]

SELECTED FINANCIAL DATA

Dollar amounts in millions, except per-share figures

Per Share	2005	2004	2003		2002	2001
Basic earnings from continuing operations before effect of accounting changes	$2.38	5.33	1.37		1.02	1.64
Basic earnings from discontinued operations	0.62	0.12	(0.07)		0.07	(0.03)
Effect of accounting changes	—	—	(0.05	)(3)	—	—

Basic net earnings	$3.00	5.45	1.25		1.09	1.61

Diluted earnings from continuing operations before effect of accounting changes	$2.36	5.31	1.37		1.02	1.64
Diluted earnings from discontinued operations	0.62	0.12	(0.07)		0.07	(0.03)
Effect of accounting changes	—	—	(0.05	)(3)	—	—

Diluted net earnings	$2.98	5.43	1.25		1.09	1.61

Dividends paid	$1.90	1.60	1.60		1.60	1.60
Shareholders’ interest (end of year)	$39.97	38.17	31.95		29.93	30.45

Financial Position	2005	2004	2003		2002	2001
Total assets:
Weyerhaeuser	$25,322	27,482	26,595		26,347	16,276
Real Estate and Related Assets	2,907	2,472	2,004		1,970	2,017

	$28,229	29,954	28,599		28,317	18,293

Long-term debt (net of current portion):
Weyerhaeuser:
Long-term debt	$7,404	9,277	11,503		11,907	5,095
Capital lease obligations	64	86	3		1	—

	$7,468	9,363	11,506		11,908	5,095

Real Estate and Related Assets:
Long-term debt	$601	853	870		745	522

Shareholders’ interest	$9,800	9,255	7,109		6,623	6,695
Percent earned on average shareholders’ interest	7.7%	15.7%	4.0%		3.6%	5.2%

Operating Results	2005	2004	2003		2002	2001
Net sales and revenues:
Weyerhaeuser	$19,714	19,436	17,220		16,086	12,462
Real Estate and Related Assets	2,915	2,495	2,029		1,750	1,461

	$22,629	21,931	19,249		17,836	13,923

Earnings from continuing operations before effect of accounting changes:
Weyerhaeuser	$124	879	58		13	186
Real Estate and Related Assets	458	376	245		211	174

	582	1,255	303		224	360
Earnings from discontinued operations	151	28	(15)		17	(6)
Effect of accounting changes	—	—	(11	)(3)	—	—

Net earnings	$733(1)	1,283(2)	277(3)		241(4)	354(5)

Statistics (unaudited)	2005	2004	2003		2002	2001
Number of employees	49,887	53,646	55,162		56,787	44,843
Salaries and wages	$2,943	3,043	3,071		2,928	2,296
Employee benefits	$814	857	795		689	483
Total taxes	$724	1,087	567		528	486
Timberlands (thousands of acres):
U.S. and Canadian fee ownership	5,667	6,379	6,677		7,159	5,935
U.S. and Canadian long-term leases	745	779	788		802	514
Long-term license arrangements in Canada	27,599	30,435	29,862		34,715	32,605
Number of shareholder accounts at year-end:
Common	12,151	12,819	13,726		14,551	16,127
Exchangeable	1,227	1,320	1,388		1,450	1,573
Weighted average shares outstanding (thousands)	244,447	235,453	221,595		220,927	219,644

2000	1999		1998	1997	1996	1995
3.50	2.99		1.48	1.72	2.34	3.93
0.22	—		—	—	—	—
—	(0.43	)(7)	—	—	—	—

3.72	2.56		1.48	1.72	2.34	3.93

3.50	2.98		1.47	1.72	2.33	3.92
0.22	—		—	—	—	—
—	(0.43	)(7)	—	—	—	—

3.72	2.55		1.47	1.72	2.33	3.92

1.60	1.60		1.60	1.60	1.60	1.50
31.17	30.54		22.74	23.30	23.21	22.57

2000	1999		1998	1997	1996	1995

16,139	16,400		10,934	11,071	10,968	10,359
2,035	1,939		1,900	2,004	2,628	2,894

18,174	18,339		12,834	13,075	13,596	13,253

3,953	3,945		3,397	3,483	3,546	2,983
2	1		2	2	2	2

3,955	3,946		3,399	3,485	3,548	2,985

200	357		580	682	814	1,608

6,832	7,173		4,526	4,649	4,604	4,486
12.0%	9.0%		6.4%	7.4%	10.2%	18.2%

2000	1999		1998	1997	1996	1995

13,784	11,544		10,050	10,611	10,568	11,318
1,377	1,236		1,192	1,093	1,009	919

15,161	12,780		11,242	11,704	11,577	12,237

627	495		214	271	434	981
164	121		80	71	29	(182)

791	616		294	342	463	799
49	—		—	—	—	—
—	(89	)(7)	—	—	—	—

840(6)	527(7)		294(8)	342(9)	463	799(10)

2000	1999		1998	1997	1996	1995
47,244	44,770		36,309	35,778	39,020	39,558
2,260	1,895		1,695	1,706	1,781	1,779
500	392		351	355	370	408
826	579		437	478	557	736

5,938	5,914		5,099	5,171	5,326	5,302
521	495		241	237	229	171
31,648	32,786		27,002	23,715	22,863	22,866

17,437	18,732		19,559	20,981	22,528	23,446
1,736	1,590		—	—	—	—
225,419	205,599		198,914	198,967	198,318	203,525

(1)	2005 results reflect charges of $840 million less related tax effects of $280 million, or $560 million, for the closure of facilities, impairment of assets, early extinguishment of debt, and litigation charges. 2005 results also reflect benefits of $335 million less related tax effects of $48 million, or $287 million, from the sale of operations and investments, recognition of a deferred gain on the significant sale of nonstrategic timberlands, and a change to begin capitalizing Weyerhaeuser interest on excess qualifying real estate assets. 2005 results also include net income tax expense of $23 million related to repatriation of foreign dividends and changes in income tax laws.
(2)	2004 results reflect charges of $243 million less related tax effects of $83 million, or $160 million, for the early extinguishment of debt, impairment of assets, change in the method of estimating workers’ compensation liabilities, the net book value of technology donated to a university, closure of facilities, litigation charges, and integration and restructuring activities. 2004 results also reflect benefits of $387 million less related tax effects of $132 million, or $255 million, for the significant sale of nonstrategic timberlands in Georgia, sales of facilities, a tenure reallocation agreement with the British Columbia government, and a reduction in the reserve for hardboard siding claims.
(3)	2003 results reflect charges of $379 million less related tax effects of $130 million, or $249 million, for the sale or closure of facilities, integration and restructuring activities, terminating the MacMillan Bloedel pension plan for salaried employees in the United States, litigation charges, and the cumulative effect of a change in an accounting principle. 2003 results also reflect benefits of $230 million less related tax effects of $88 million, or $142 million, for the significant sales of nonstrategic timberlands in western Washington, Tennessee and the Carolinas and a gain on the settlement of an insurance claim.
(4)	2002 results reflect charges of $249 million less related tax effects of $86 million, or $163 million, for the closure of facilities, integration of acquisitions, terminating the MacMillan Bloedel pension plan for salaried employees in the United States, business interruption costs, and the write-off of debt issuance costs. 2002 results also reflect benefits of $164 million less related tax effects of $57 million, or $107 million, for the reversal of countervailing and anti-dumping accruals and the significant sale of nonstrategic timberlands in western Washington.
(5)	2001 results reflect charges of $157 million less related tax effects of $59 million, or $98 million, for the closure of facilities and integration of acquisitions, costs associated with streamlining internal support services, and costs of transitioning to a new shipping fleet. 2001 results also reflect tax benefits of $29 million.
(6)	2000 results reflect charges of $205 million less related tax effects of $76 million, or $129 million, for settlement of hardboard siding claims, closure of facilities, integration of acquisitions, and costs associated with streamlining internal support services.
(7)	1999 results reflect charges of $276 million less related tax effects of $102 million, or $174 million, for the cumulative effect of a change in an accounting principle, impairment of long-lived assets to be disposed of, closure costs related to acquisitions and Year 2000 remediation.
(8)	1998 results reflect charges of $67 million less related tax effects of $25 million, or $42 million, for closure of facilities.
(9)	1997 results reflect net charges of $13 million less related tax effects of $4 million, or $9 million, for closure and restructuring charges, net of gains on the sale of businesses.
(10)	1995 results reflect a charge for disposal of certain real estate assets of $290 million less related tax effect of $106 million, or $184 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ECONOMIC AND INDUSTRY FACTORS AFFECTING OPERATIONS

Historically, the company’s operating results have been affected by a variety of market conditions that influence demand and pricing for the company’s products. Certain factors, such as the health of the economy and the strength of the U.S. dollar, are cyclical in nature. The global economy, which affects the demand for a number of the company’s products, continued to grow at a healthy pace in 2005. Despite a large and growing trade deficit, the U.S. dollar appreciated through much of the year. A stronger U.S. dollar makes it more difficult for U.S. manufactured goods to compete with international suppliers. Other factors, such as the surge in containerboard capacity in Asia and a trend toward electronic substitution for paper, may represent fundamental changes in the marketplace for the company’s products. Finally, higher energy prices and increased transportation costs, due in part to hurricanes Katrina and Rita, resulted in lower profit margins for many of the company’s operations in 2005.

Market pulp demand growth slowed in 2005, consistent with little growth in printing and writing paper production in North America, Europe and Japan. Industry pulp prices were relatively flat compared to 2004. Approximately 35 percent of the company’s pulp production is based in Canada. As a result, the appreciation of the Canadian dollar relative to the U.S. dollar adversely affected the competitiveness of these mills.

Uncoated free sheet (UCFS) demand in North America fell approximately 4 percent in 2005. UCFS use continues to be negatively affected by the substitution of electronic technologies and competition from other paper grades in commercial printing. On average, industry UCFS prices were up in 2005 versus 2004, but margins were eroded by higher production costs, especially energy. The challenging situation led several North American companies, including Weyerhaeuser, to announce plant closures in 2005.

Industry box shipments increased slightly in 2005. Growth in industrial production of non-durable goods, the primary factor affecting demand for boxes, slowed in 2005 due to the stronger U.S. dollar, which eroded the competitive position of U.S. manufacturing. Because the industry’s containerboard capacity has been decreasing for several years, the industry’s operating rate remained near 95 percent. Thus, despite slow growth in demand, average industry prices for 2005 were near 2004 levels.

Housing sales and starts increased in 2005 due to an economic and interest rate environment that continued to be favorable. The company’s real estate business operates in some of the stronger housing markets in the United States, such as Southern California, Las Vegas and the Washington D.C. area. Both the number of single-family home sales closed and the average selling price realized by the company’s real estate business increased in 2005.

As a result of the strong housing market and remodeling activity, North American demand for lumber and structural panel products remained very high in 2005. The growth in manufacturing capacity, especially for lumber, coupled with improvements in rail transportation resulted in downward pressure on product prices in 2005 compared to 2004 levels.

The company’s Canadian lumber and OSB operations were negatively affected by the strong Canadian dollar relative to the U.S. dollar. The U.S./Canadian lumber trade dispute has not been resolved. Duties continued in 2005 for Canadian companies selling lumber into the United States. However, anti-dumping duties paid by the company decreased in 2005, partially due to lower sales resulting from the divestiture of the B.C. Coastal operations. The ongoing nature of the dispute and the multiple venues at which the cases are being heard leave uncertain the fate of the accumulated deposits.

The timberlands business was positively affected by the strength in wood products production. Western timber prices benefited from strong lumber demand in the western U.S. markets and steady demand for log exports to Japan. Southern timber prices benefited from tight supply conditions caused by weather and market-related factors.

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

The company sold its B.C. Coastal and French composites operations in 2005. The B.C. Coastal and French composites operations are presented as discontinued operations in the Consolidated Statement of Earnings. As a result, consolidated net sales and revenues and operating income presented in the following table do not include activity of the discontinued operations.

				Amount of Change
Consolidated Results	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Dollar amounts in millions, except per-share figures
Net sales and revenues	$22,629	$21,931	$19,249	$698	$2,682
Operating income	1,359	2,590	1,187	(1,231)	1,403
Net earnings	733	1,283	277	(550)	1,006
Net earnings per share, basic	3.00	5.45	1.25	(2.45)	4.20
Net earnings per share, diluted	2.98	5.43	1.25	(2.45)	4.18

Net sales and revenues increased $698 million, or 3 percent, in 2005 as compared to 2004. The increase was primarily due to a $493 million increase in single-family home sales, due to both strong demand and higher average sales prices, and increases in prices realized in 2005 for fine paper and corrugated packaging.

Net earnings decreased $550 million, or 43 percent, in 2005 as compared to 2004. Items that affected net earnings included the following:

•	The company announced the closure or sale of a number of facilities in 2005 as a result of an ongoing strategic review. As a result, the company recognized net pretax charges for closure of facilities of $693 million in 2005 as compared to $17 million in 2004. The majority of the 2005 charges were due to decisions to close the following facilities: Cosmopolis, Washington pulp mill; Dryden, Ontario paper machine; Plymouth, North Carolina containerboard machine; and Prince Albert, Saskatchewan pulp and paper mill. In addition, the company has announced that it plans to sell its composite panels business. The strategic review is not complete and the company may announce further closures or sales in the future.

•	Operating costs increased significantly across the company’s forest products businesses, due primarily to increases in the cost of energy, raw materials, and transportation.

•	Gross margins on sales of single-family homes increased $231 million primarily as a result of increases in average sales prices, a change in the mix of homes sold, and an increase in the number of single-family home sales that were closed.

•	Price realizations in the company’s forest products businesses increased approximately $179 million due primarily to higher average sales prices for fine paper and corrugated packaging.

Net sales and revenues increased $2.7 billion, or 14 percent, in 2004 as compared to 2003. Third-party sales were up in all of the company’s segments in 2004. The largest contributors to the increase were a $1.7 billion increase in sales of wood products, primarily due to a robust housing market and exceptionally strong prices for wood products recognized in the second and third quarters of 2004, and a $463 million increase in single-family home sales, due to both strong demand and higher average sales prices.

Net earnings increased $1.0 billion in 2004 as compared to 2003. Items that affected net earnings included the following:

•	Wood Products contribution to earnings was up approximately $1.5 billion due primarily to higher average sales prices for most wood products.

•	The pretax cost incurred by Wood Products for delivered raw materials, production, and prices for building materials purchased for resale increased approximately $600 million.

•	Gross margins on sales of single-family homes increased approximately $200 million primarily as a result of increases in average sales prices and an increase in the number of single-family home sales that were closed.

Net sales and revenues and contribution to earnings for Timberlands, Wood Products and Corporate and Other, as presented in the segment discussions that follow, do include activity of the B.C. Coastal and French composites businesses that were sold in May 2005.

TIMBERLANDS

Timberlands sales volume and annual production data is included in “Business Segments” and “Properties” above. Following is a comparison of Timberlands net sales and revenues and contribution to earnings from year to year:

				Amount of Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Dollar amounts in millions
Net sales and revenues to unaffiliated customers:
Logs	$761	$822	$730	$(61)	$92
Other products	286	280	264	6	16

	$1,047	$1,102	$994	$(55)	$108

Intersegment sales	$1,794	$1,622	$1,605	$172	$17

Contribution to earnings	$784	$1,027	$777	$(243)	$250

2005 COMPARED WITH 2004

•	Net sales and revenues to unaffiliated customers in 2005 decreased $55 million, or 5 percent, from 2004 due primarily to a $61 million decrease in third-party log sales. Included in the reduction of third-party log sales is a $22 million decrease in B.C. Coastal log sales. Results for 2005 include five months of B.C. Coastal operations as compared to a full year of operations in 2004. The volume of logs sold to export markets decreased 12 percent and the volume of logs sold to domestic markets decreased 7 percent in 2005 compared to 2004. Third-party log price realizations decreased 2 percent in the West and increased 8 percent in the South. Overall log prices increased in both the West and the South, but the company’s third-party price realizations in the West were lower in 2005, as compared to 2004, mainly due to changes in mix. The decrease in volume and slight decrease in Western mix, combined with the reduction in sales due to the divestiture of the B.C. Coastal operations, more than offset the increase in prices in the South, resulting in an overall decrease in third-party sales and revenues year to year.

•	Intersegment sales increased $172 million, or 11 percent, in 2005 as compared to 2004. This includes a $91 million net increase in intersegment sales from the company’s Canadian operations. Internal price realizations, which reflect current market values, increased in 2005, reflecting recovery of higher fuel costs, higher stumpage fees paid to the various Canadian provinces, and higher harvest costs due to wet weather conditions. In the southern U.S., increased harvest of grade and pruned logs, which have higher internal price realizations, resulted in a $58 million increase in intersegment sales. Increased volume of logs harvested in the Western U.S. that were directed to company mills and higher price realizations on those internal transfers resulted in an additional $23 million increase in intersegment sales in 2005 as compared to 2004.

Timberlands contribution to earnings decreased $243 million, or 24 percent, in 2005 as compared to 2004. Items that affected the segment’s contribution to earnings included the following:

•	Gains on sales of nonstrategic timberlands decreased $301 million in 2005. The reduction is primarily due to the pretax gain of $271 million on the sale of timberlands in Georgia in 2004, with no comparable sales occurring in 2005.

•	Strong demand in the housing sector and improved sales mix in both the West and the South contributed to higher earnings for the segment. Improved price realizations and changes in the mix of third-party and internal sales in the West resulted in a $37 million increase in contribution to earnings in 2005. Improved price realizations and an improved mix of grade versus fiber logs in the South resulted in a $62 million increase in contribution to earnings in 2005 compared to 2004.

•	Harvest levels on fee lands in the South were comparable in 2005 and 2004, and harvest levels on fee lands in the West increased slightly, resulting in a positive variance of $6 million in 2005. Despite downtime experienced in the South due to the hurricane season, the overall weather pattern for harvest in both the South and West was more favorable in 2005 than in 2004.

•	Higher net operating costs in the West and South, primarily caused by increased fuel costs and extremely high cost hurricane salvage operations in the South, negatively affected earnings by $25 million in 2005. As a result of increased fuel prices, the Southern operations experienced a $14 million increase in gas, oil and mineral revenues in 2005 as compared to 2004. Operations in the South also recognized an $11 million charge in 2005 for timber damage caused by hurricane Katrina.

•	Contribution to earnings for 2005 includes earnings from the company’s B.C. Coastal operations through the date of sale in May 2005, compared to a full year of B.C. Coastal earnings in 2004. This change resulted in a $44 million reduction in 2005 earnings compared to 2004.

2004 COMPARED WITH 2003

•	Net sales and revenues in 2004 increased $108 million, or 11 percent, over 2003, due primarily to a $92 million increase in log sales. The volume of logs sold to export markets increased 6 percent and the volume of logs sold to domestic markets decreased 9 percent in 2004 compared to 2003. Log price realizations increased 18 percent in the West and 4 percent in the South, resulting in an increase in net sales and revenues in 2004 even though overall volumes declined.

Contribution to earnings increased $250 million, or 32 percent, in 2004. Items that affected the comparison of Timberlands contribution to earnings included the following:

•	Improved price realizations in the West resulted in a $123 million increase in contribution to earnings and improved price realizations in the South resulted in a $25 million increase in contribution to earnings in 2004 compared to 2003. Strong demand and improved export log prices contributed to the improvement in the West, while tight supplies as a result of weather and other market factors resulted in increased prices in the South. Higher prices in the B.C. Coastal operations contributed an additional $8 million in 2004.

•	Gains on sales of nonstrategic timberlands increased $108 million, or 33 percent, in 2004. Results for 2004 include a pretax gain of $271 million on the third quarter sale of timberlands in Georgia, compared to pretax gains of $205 million on the sales of timberlands in western Washington, Tennessee and the Carolinas in 2003. Sales of other nonstrategic timberlands that closed earlier than expected resulted in a $42 million increase in 2004 contribution to earnings compared to 2003. See Note 19 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

•	Lower harvest levels on fee lands, primarily in the South, negatively affected segment earnings by $27 million in 2004 compared to 2003. The decrease in harvest levels in the South was primarily due to the sale of timberlands in Tennessee and the Carolinas, which occurred in the fourth quarter of 2003, and in part due to the sale of timberlands in Georgia in the third quarter of 2004.

•	Higher harvest costs in the West and South, primarily caused by increased fuel costs and difficult hurricane salvage operations, negatively affected earnings by $17 million in 2004. This was partially offset by a $14 million reduction in costs in the B.C coastal operations in 2004 compared to 2003.

OUTLOOK

Timberlands earnings in the first quarter of 2006 are expected to be similar to fourth quarter 2005.

WOOD PRODUCTS

Wood Products sales volume and annual production data is included in “Business Segments” and “Properties” above. Following is a comparison of Wood Products net sales and revenues and contribution to earnings from year to year:

				Amount of Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Dollar amounts in millions
Net sales and revenues:
Softwood lumber	$3,624	$3,915	$3,281	$(291)	$634
Plywood	735	929	784	(194)	145
Veneer	44	44	39	—	5
Composite panels	497	501	393	(4)	108
Oriented strand board	1,164	1,390	1,109	(226)	281
Hardwood lumber	390	365	350	25	15
Engineered I-Joists	756	678	540	78	138
Engineered solid section	896	734	564	162	170
Logs	62	125	105	(63)	20
Other products	1,227	1,162	1,020	65	142

	$9,395	$9,843	$8,185	$(448)	$1,658

Contribution to earnings	$485	$1,055	$59	$(570)	$996

2005 COMPARED WITH 2004

•	Net sales and revenues decreased $448 million, or 5 percent, in 2005 compared with 2004. The decrease was primarily due to lower average sales prices and reduced shipment volumes in softwood lumber, plywood, and OSB in 2005. U.S. housing starts on a seasonally adjusted basis averaged 2.07 million units in 2005 compared to 1.95 million units in 2004, indicating continued strong demand for building products. However, increased supply of lumber and panel products by the industry kept pace with demand and resulted in lower prices. The company realized higher prices for its engineered lumber products, which helped to offset the softwood lumber and panels price effects. Shipment volume of softwood lumber products declined in 2005, primarily as a result of the disposition of the company’s B.C. Coastal sawmills in May 2005. Shipment volume of structural panels declined primarily due to disposition of plywood facilities in 2004, and an increase in the volume of OSB consumed internally in the manufacture of engineered lumber products.

Contribution to earnings for the segment decreased $570 million in 2005. Items that affected Wood Products contribution to earnings included the following:

•	The segment realized higher prices for engineered lumber products, hardwood lumber, and residuals, contributing approximately $275 million more to segment earnings in 2005, as compared to 2004. However, the lower average prices realized for softwood lumber and structural panels caused earnings to decrease by approximately $370 million from 2004. Reduced shipment volumes caused earnings to decrease by approximately $30 million.

•

Increases in costs for delivered raw materials, additives, energy, and other manufacturing elements negatively affected segment earnings by approximately $300 million in 2005 compared to 2004. Approximately two-thirds of the cost increase was attributable to wood and resin cost. The remaining third was attributable to a variety of factors, including the Canadian exchange rate, energy, maintenance, and freight.

•	Wood Products recognized net pretax charges related to the sale or closure of facilities of $99 million in 2005, primarily for the closure of a plywood mill at Wright City, Oklahoma, the closure of a sawmill at Aberdeen, Washington, and the probable closure of a sawmill at Big River, Saskatchewan. This compares to a net pretax gain in 2004 of $66 million for integration, restructuring, and closure or sale of facilities. The net pretax gain in 2004 includes $68 million for the sale of facilities, including an OSB mill in Slave Lake, Alberta, and a mill site on Vancouver Island, British Columbia.

•	Segment earnings for 2005 also included a pretax gain of $6 million for compensation related to the tenure reallocation agreement in British Columbia and a pretax charge of $13 million recognized in connection with settlements in alder litigation matters. This compares to a pretax gain of $20 million recognized in 2004 for compensation related to the tenure reallocation agreement in British Columbia and a $20 million gain recognized on the reduction in the reserve for hardboard siding claims. In addition, charges recognized in connection with settlements and an adverse judgment in alder litigation matters were $65 million in 2004.

2004 COMPARED WITH 2003

•	Net sales and revenues increased $1.7 billion, or 20 percent, in 2004 compared with 2003. The increase was primarily due to higher average sales prices realized in most product lines, caused by strong markets in both new housing and in repair and remodeling related to high levels of existing home sales. The change in shipment volumes from 2003 did not have a significant effect on either the change in net sales and revenues or on the change in contribution to earnings.

Contribution to earnings, which represents segment earnings before interest and taxes, increased approximately $1.0 billion in 2004. Items that affected the comparison of Wood Products contribution to earnings included the following:

•	Higher average prices for most wood products, including structural panels, composite panels, softwood and hardwood lumber, and engineered lumber products contributed approximately $1.5 billion to segment earnings in 2004 compared to 2003.

•	Increases in costs for delivered raw materials, production costs, and prices for building materials purchased for resale negatively affected segment earnings by approximately $600 million in 2004 compared to 2003. Approximately half of that increase was attributable to price increases on building materials purchased for resale. Of the remaining increase, approximately $210 million represented increases in costs for delivered logs, OSB, veneer, machine stress rated (MSR) lumber, and chemical additives. Log costs in the West increased due to strong export and domestic demand. Log costs in the South increased due to the effects of weather and other market factors. Log costs in Canada increased primarily as a result of increases in provincial stumpage rates. Costs of OSB, veneer, and MSR lumber used in the manufacture of engineered lumber products increased due to the strong new housing and repair and remodeling markets noted above. Purchase costs for chemical additives used in the manufacture of panels and engineered lumber continued to increase due to an ongoing world-wide supply shortage and high demand. The remaining cost variance was attributable to a variety of factors, including press downtime and repair costs at three OSB mills, as well as the strengthening of the Canadian dollar against the U.S. dollar in 2004 compared to 2003.

•	Wood Products recognized a net pretax gain of $66 million for integration, restructuring and closure or sale of facilities in 2004 compared to net charges of $101 million in 2003. The net gain in 2004 includes pretax gains of $68 million for the sale of facilities, including an OSB mill in Slave Lake, Alberta, and a mill site on Vancouver Island, British Columbia.

•	Segment earnings for 2004 include a pretax gain of $20 million for compensation related to the tenure reallocation agreement in British Columbia and a $20 million gain recognized on the reduction in the reserve for hardboard siding claims. In addition, charges recognized in connection with settlements and an adverse judgment in alder litigation matters were $65 million in 2004, compared to $79 million in 2003. See Note 15 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

OUTLOOK

Wood Products earnings in the first quarter of 2006 are expected to be similar to fourth quarter 2005.

CELLULOSE FIBER AND WHITE PAPERS

Cellulose Fiber and White Papers sales volume and annual production data is included in “Business Segments” and “Properties” above. Following is a comparison of Cellulose Fiber and White Papers net sales and revenues and contribution to earnings from year to year:

				Amount of Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Dollar amounts in millions
Net sales and revenues:
Pulp	$1,482	$1,471	$1,305	$11	$166
Paper	2,417	2,226	2,182	191	44
Coated groundwood	180	156	140	24	16
Liquid packaging board	203	208	198	(5)	10
Other products	54	54	26	—	28

	$4,336	$4,115	$3,851	$221	$264

Contribution (charge) to earnings	$(444)	$104	$(82)	$(548)	$186

2005 COMPARED WITH 2004

•	Net sales and revenues increased $221 million, or 5 percent, for 2005 compared to 2004. This was largely due to an increase in fine paper price realizations of approximately $33 per ton, or 4 percent, in 2005 compared to 2004, driven by a general improvement in U.S. economic conditions. Average pulp price realizations improved approximately $17 per ton, or 3 percent, in 2005 as fluff pulp price improvements more than offset a decline in papergrade prices which were impacted by somewhat weaker offshore demand and increased European supply. Unit shipments of pulp declined approximately 56,000 tons or, 2 percent, and fine paper shipments increased approximately 120,000 tons or 4 percent compared to 2004.

Contribution (charge) to earnings was a loss of $444 million in 2005, compared to earnings of $104 million in 2004. Items that affected Cellulose Fiber and White Papers contribution to earnings included the following:

•	Increased price realizations on fine paper sales contributed approximately $132 million to segment earnings in 2005, and increased price realizations on pulp sales contributed approximately $43 million to segment earnings in 2005 compared to 2004.

•	Energy and chemical costs increased in 2005, negatively affecting contribution to earnings for the segment by approximately $100 million. The cost increase was primarily due to higher prices for natural gas and to chemical manufacturers passing along their costs increases, such as energy. Raw material costs also increased approximately $38 million in 2005 as compared to 2004, primarily due to chip price increases.

•	Transportation costs increased approximately $75 million in 2005, due largely to fuel surcharges.

•	The strengthening of the Canadian dollar against the U.S. dollar in 2005 resulted in increased operating costs of the segment’s Canadian facilities when translated into U.S. dollars, negatively affecting the segment’s earnings by approximately $62 million.

•	The segment recognized pretax charges of $449 million in 2005 for the closure of a specialty pulp facility at Cosmopolis, Washington, a pulp and paper facility at Prince Albert, Saskatchewan, and a paper machine at Dryden, Ontario. In 2004, the segment recognized pretax charges of $18 million related to restructuring and closure or sale activities.

2004 COMPARED WITH 2003

•	Net sales and revenues increased $264 million, or 7 percent, for 2004 compared to 2003. This was largely due to an increase in pulp price realizations of approximately $49 per ton, or 9 percent, in 2004 compared to 2003. Average fine paper price realizations remained constant in 2004 compared to 2003. Stronger demand resulting from growth in Asia and a weaker U.S. dollar resulted in an improved pulp market in 2004. During the second half of 2004, general market conditions for fine paper improved significantly, resulting in improved product pricing, and offsetting general market weakness in the first half of the year when prices were below 2003 levels. Unit shipments for both pulp and fine paper sales were higher in 2004 than in 2003. Pulp shipments increased approximately 79,000 tons or 3 percent, and paper shipments increased approximately 54,000 tons, or 2 percent, compared to 2003.

Contribution (charge) to earnings was $104 million in 2004, compared to a loss of $82 million in 2003. Items that affected the comparison of Cellulose Fiber and Fine Paper’s contribution to earnings included the following:

•	Increases in pulp prices contributed approximately $123 million to segment earnings in 2004 compared to 2003.

•	Operating efficiencies, reduced market downtime and ongoing cost savings associated with the closure of two paper machines during 2003, and other productivity improvements resulted in cost reductions of approximately $136 million in 2004 compared to 2003. This was partially offset by the strengthening of the Canadian dollar against the U.S. dollar in 2004, which increased operating costs of the segment’s Canadian facilities translated into U.S. dollars, and negatively affected the segment’s earnings by approximately $62 million in 2004 as compared with 2003.

•	Increased costs for raw materials, primarily chips, negatively affected segment earnings by approximately $45 million in 2004.

•	Freight costs were approximately $34 million higher in 2004 than in 2003, due primarily to fuel surcharges and higher costs resulting from decreased availability of trucks, rail cars, and marine vessels.

•	Cellulose Fiber and Fine Paper costs associated with integration, restructuring and closure or sale activities were $18 million in 2004, a decrease of $44 million from $62 million in 2003, which included costs relating to the closure of two fine paper machines.

OUTLOOK

The company expects announced first quarter price increases for market pulp and fine paper to result in improved earnings in the first quarter 2006 despite continued cost pressure.

CONTAINERBOARD, PACKAGING AND RECYCLING

Containerboard, Packaging and Recycling sales volume and annual production data is included in “Business Segments” and “Properties” above. Following is a comparison of Containerboard, Packaging and Recycling net sales and revenues and contribution to earnings from year to year:

				Amount of Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Dollar amounts in millions
Net sales and revenues:
Containerboard	$395	$368	$304	$27	$64
Packaging	3,710	3,584	3,544	126	40
Recycling	352	347	247	5	100
Kraft bags and sacks	83	80	80	3	—
Other products	167	156	147	11	9

	$4,707	$4,535	$4,322	$172	$213

Contribution (charge) to earnings	$(5)	$249	$262	$(254)	$(13)

2005 COMPARED WITH 2004

•	Net sales and revenues increased $172 million, or 4 percent, in 2005 as compared with 2004. Containerboard price realizations increased approximately $10 per ton, or 3 percent, in 2005 compared to 2004, and unit shipments increased approximately 45,000 tons, or 4 percent, in 2005. Price realizations for corrugated packaging increased $1.21 per thousand square feet, or 2 percent, while unit shipments increased 746 million square feet, or 1 percent, in 2005 compared to 2004. According to the Fiber Box Association, industry unit shipments for corrugated packaging increased 0.2 percent in 2005 compared to 2004.

Contribution to earnings declined $254 million from $249 million in 2004 to a loss of $5 million in 2005. Items that affected the comparison of Containerboard, Packaging and Recycling contribution to earnings included the following:

•	Increases in corrugated packaging price realizations in 2005 positively affected the segment’s contribution to earnings by approximately $89 million and increases in containerboard price realizations contributed approximately $10 million in 2005.

•	Non-fiber manufacturing costs at the company’s containerboard mills and packaging plants were approximately $123 million higher in 2005 than in 2004, due primarily to higher costs for maintenance, energy, chemicals and supplies. Energy, supply and chemical costs increased primarily due to higher costs for fossil fuels. The purchase cost for natural gas increased approximately 26 percent in 2005 compared to 2004, partially due to the significant impacts Hurricanes Katrina and Rita had on natural gas markets.

•	Transportation costs increased approximately $51 million in 2005, as compared to 2004, due primarily to rising costs for energy and higher costs resulting from decreased availability of trucks, rail cars, and marine vessels.

•	Net decreases in raw material costs in 2005 positively affected contribution to earnings by approximately $16 million. The cost of old corrugated containers (OCC) delivered to the company’s containerboard mills decreased approximately $7 per ton. This benefit was partially offset by higher costs for chips delivered to the company’s containerboard mills which increased approximately $2 per ton in 2005.

•	Market-related downtime at the containerboard mills increased by approximately 23,000 tons in 2005 compared with 2004, primarily due to a delayed produce season following heavy rainfall in California and Arizona in early 2005.

•	Segment results for 2005 include net pretax charges for restructuring and the closure of facilities of $137 million, compared to $13 million in 2004. Closures initiated during 2005 include seven packaging plants, a bag plant and the North Carolina containerboard machine. An additional four plants are currently for sale. Results for 2005 also include a $50 million pretax charge for the settlement of a class action linerboard antitrust lawsuit. See Note 15 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

2004 COMPARED WITH 2003

•	Net sales and revenues increased $213 million, or 5 percent, in 2004 as compared with 2003. Approximately half of the increase is due to a 40 percent increase in sales of recycled materials, resulting from both higher price realizations and higher unit shipments of recycled materials. The increase in sales of recycled materials reflects an overall increase in the demand for pulp, paper and containerboard, coupled with incremental sales from a new supply source acquired in 2004. In addition, containerboard price realizations increased approximately $26 per ton, or 8 percent, in 2004 compared to 2003, and unit shipments increased approximately 111,000 tons, or 12 percent, in 2004, primarily due to productivity improvements in the company’s mills. Price realizations for corrugated packaging increased approximately 1 percent, while packaging unit shipments remained comparable in 2004 and 2003. According to the Fiber Box Association, industry unit shipments for packaging increased 2.8 percent in 2004 compared to 2003.

Contribution to earnings declined $13 million from $262 million in 2003 to $249 million in 2004. Items that affected the comparison of Containerboard, Packaging and Recycling contribution to earnings included the following:

•	Increases in packaging price realizations in 2004 positively affected the segment’s contribution to earnings by approximately $34 million and increases in containerboard price realizations contributed approximately $26 million in 2004. Increased price realizations for recycled materials were substantially offset by increases in costs for materials purchased or brokered by the recycling division.

•	Non-fiber manufacturing costs at the company’s containerboard mills and packaging plants were approximately $12 million lower in 2004 than in 2003, due primarily to a facility closure in the third quarter of 2003 and increased productivity in the containerboard mill system. The overall reduction in non-fiber manufacturing costs was achieved despite increased costs for energy in 2004, which resulted mainly from higher purchase prices for natural gas. Productivity in the containerboard mill system, measured on a tons produced per operating day basis, improved 3 percent in 2004 compared to 2003.

•	Freight costs were approximately $12 million higher in 2004 than in 2003, due primarily to fuel surcharges and higher costs resulting from decreased availability of trucks, rail cars, and marine vessels.

•	Increases in raw material costs in 2004 negatively affected contribution to earnings by approximately $90 million. The cost of OCC delivered to the company’s containerboard mills increased approximately $20 per ton and costs for chips delivered to the company’s containerboard mills increased approximately $3 per ton in 2004.

•	Market-related downtime at the containerboard mills decreased by approximately 269,000 tons in 2004 compared with 2003, primarily due to a facility closure in 2003 and improving economic conditions.

•	Net pension expense was $19 million in 2004 compared to a net pension expense of $2 million in 2003.

•	Segment results for 2004 include net charges for property casualty losses, integration, restructuring, sale or closure of facilities of $13 million, compared to $18 million in 2003. 2003 also included a $23 million pretax charge for the settlement of a class action linerboard antitrust lawsuit. See Note 15 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

OUTLOOK

The company expects higher pricing and lower OCC costs to result in improved first quarter 2006 earnings for the segment.

REAL ESTATE AND RELATED ASSETS

Single-family unit statistics for Real Estate and Related Assets are included in “Business Segments” and “Properties” above.

				Amount of Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Dollar amounts in millions
Net sales and revenues	$2,915	$2,495	$2,029	$420	$466

Contribution to earnings	$734	$610	$392	$124	$218

Following are the key items that affected the comparison of net sales and revenues and contribution to earnings for Real Estate and Related Assets from year to year:

				Amount of Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Dollar amounts in millions, except average sales price
Single-family operations:
Net sales and revenues	$2,686	$2,193	$1,730	$493	$463
Units closed	5,647	5,264	4,626	383	638
Average sales price	$476,000	$417,000	$374,000	$59,000	$43,000

2005 COMPARED WITH 2004

•	Net sales and revenues increased $420 million, or 17 percent, driven by an increase in single-family revenues. Single-family revenues accounted for 92 percent of total revenues in 2005, compared to 88 percent of total revenues in 2004. In 2005, the segment generated single-family revenues of $2.7 billion, an increase of 22 percent compared to 2004, on closings of 5,647 units, an increase of 7 percent compared to 2004. The average selling prices of single-family homes increased in all of the segment’s markets in 2005 as compared to 2004.

Contribution to earnings increased $124 million, or 20 percent, in 2005 compared to 2004. Items that affected the comparison of Real Estate and Related Assets contribution to earnings included the following:

•	Single-family gross margins (net sales less cost of goods sold and period costs) totaled $882 million, or 32.8 percent, in 2005, compared to $651 million, or 29.7 percent, in 2004. Gross margin percentage on home sales increased 3.1 percentage points primarily as a result of increases in average sales prices in all markets and a change in mix of homes sold. All markets generated improvements in both gross margin dollars and gross margin percentages. Volume improvements of 383 additional closings further contributed to the single-family margin increase and contribution to earnings. Improvements in average sales price and volume were partially offset by cost increases resulting from the mix of the company’s closed units and also from overall cost increases in construction materials and transportation costs.

•	Contribution to earnings for 2005 includes net pretax gains of $79 million on land and lot sales compared to $75 million in 2004.

•	Increases in selling, general and administrative expenses due to higher revenue-driven selling costs, information technology expenses and variable compensation expenses partially offset improvements in contributions to earnings related to margins. As a percentage of single-family revenues, selling, general and administrative expenses remained relatively constant at 9.5 percent in 2005 compared to 9.4 percent in 2004.

•	Contribution to earnings in 2005 includes a fourth quarter pretax impairment charge of $33 million on unimproved land. Impairment charges in 2004 totaled less than $1 million.

•	Contribution to earnings in 2004 includes an $18 million gain on the sale of an option on land.

2004 COMPARED WITH 2003

•	Net sales and revenues and contribution to earnings increased in 2004 compared to 2003, primarily due to increases in the quantity and prices for single-family home sales closed. All of the geographic markets in which Real Estate and Related Assets homebuilding businesses operate remained strong in 2004 due largely to low mortgage interest rates. Single-family gross margin for the homebuilding businesses (net sales less cost of goods sold and period costs) was 29.7 percent in 2004 compared to 25.7 percent in 2003.

•	Contribution to earnings for 2004 includes net pretax gains of $75 million on land and lot sales compared to $41 million in 2003. Net gains on commercial and multi-family project sales were $14 million in 2003. There were no comparable sales in 2004.

OUTLOOK

The backlog of homes sold, but not closed, as of December 25, 2005, is approximately 2,410 units, which is comparable to the backlog as of December 26, 2004. The company expects earnings from the Real Estate and Related Assets segment in the first quarter of 2006, to decline seasonally from the fourth quarter of 2005 due to decreased single-family home closings.

CORPORATE AND OTHER

				Amount of Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Dollar amounts in millions
Net sales and revenues	$600	$575	$492	$25	$83

Contribution (charge) to earnings	$216	$(271)	$(176)	$487	$(95)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities.

2005 COMPARED WITH 2004

Net sales and revenues of the Corporate and Other segment were comparable in 2005 and 2004. Contribution (charge) to earnings for the segment improved by $487 million in 2005, as compared to 2004. Items that affected the comparison of contribution (charge) to earnings included the following:

•	Corporate and Other recognized a $63 million pretax gain on the sale of the B.C. Coastal operations and a $57 million pretax gain related to a deferred gain from previous timberland sales in the second quarter of 2005. The segment also recognized a $115 million pretax gain on the sale of its investment in MAS Capital Management in the third quarter of 2005 and recognized a $57 million pretax gain on the sale of the French composites operations in the fourth quarter of 2005. See Notes 3, 4, 19 and 23 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

•	Results of the company’s international operations declined by approximately $40 million in 2005 as compared to 2004, partially due to a market downturn in Australia that resulted in lower price realizations and decreased sales volumes in the company’s Australian wood products distribution business and partially due to a $15 million pretax impairment charge recognized on the company’s investment in a New Zealand joint venture. In February 2006, the company announced its intent to sell its New Zealand assets.

•	Variable compensation expense, which relates primarily to corporate-sponsored employee incentive compensation plans with awards based on either total company financial performance or changes in the market price of the company’s common shares, was $22 million in 2005 compared to $69 million in 2004.

•	Interest income included in the Corporate and Other segment totaled approximately $89 million in 2005 compared to interest income of approximately $15 million included in 2004. Amounts recognized in 2005 include approximately $52 million of interest income related to consolidated special-purpose entities. This activity was not fully consolidated in 2004. See Note 3 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

•	Included in the segment’s contribution to earnings is a $43 million pretax credit for the cumulative effect to begin capitalizing Weyerhaeuser interest on excess qualifying assets of Weyerhaeuser Real Estate Company. See Note 16 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

•	Charges for 2004 also include a pretax charge of $29 million recognized in connection with the impairment of assets in the company’s French composites operations and a pretax charge of $23 million recognized in connection with the donation of technology to a university. There were no comparable charges in 2005.

2004 COMPARED WITH 2003

Net sales and revenues of the Corporate and Other segment increased $83 million, or 17 percent, in 2004 compared to 2003.

•	Net sales and revenues of the company’s international operations increased approximately 29 percent in 2004, due in part to a strong Australian housing market that resulted in increased prices and increased sales volumes for the company’s Australian wood products distribution business. In addition, sales volumes in the company’s European composites business increased in 2004 primarily resulting from increased production on a continuous press that was installed during 2003.

•	Net sales and revenues of Westwood Shipping Lines increased approximately 12 percent in 2004 compared to 2003, primarily as a result of increases in container rates, primarily import containers, and increased shipment volumes.

Charge to earnings increased $95 million in 2004 compared to 2003. Items that affected the comparison of Corporate and Other charge to earnings included the following:

•	Foreign exchange transactions gains were $26 million in 2004 compared to $107 million in 2003. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	Variable compensation expense, which relates primarily to corporate-sponsored employee incentive compensation plans with awards based on either total company financial performance or changes in the price of the company’s common shares, was $69 million in 2004 compared to $44 million in 2003.

•	Pretax gains recognized in connection with the settlement of Cemwood insurance claims were $7 million in 2004 compared to $25 million in 2003.

•	Charges for integration and restructuring in the Corporate and Other segment were $20 million in 2004 compared to $63 million in 2003. The decrease in integration and restructuring charges in 2004 is primarily due to a $26 million decrease in expenses recognized in connection with change-in-control agreements related to the Willamette acquisition and a decrease in severance costs recognized in connection with the company’s overall cost-reduction efforts. See Note 17 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

•	Charges for 2004 also include a pretax charge of $29 million recognized in connection with the impairment of assets in the company’s French composites operations and a pretax charge of $23 million recognized in connection with the donation of technology to a university. There were no comparable charges in 2003.

INTEREST EXPENSE

Interest expense incurred by Weyerhaeuser was $739 million, $838 million and $815 million in 2005, 2004 and 2003, respectively. Interest expense incurred in 2005 included $45 million of interest incurred by special purpose entities the company has consolidated. See Note 3 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below. Interest expense incurred also included pretax charges of $35 million recognized in the third and fourth quarters of 2005 and $73 million recognized in the second and fourth quarters of 2004 in connection with the early extinguishment of debt. Excluding the interest expense of the special purpose entities and excluding the losses on early extinguishment of debt, interest expense decreased $106 million in 2005 as compared to 2004 and decreased $50 million in 2004 as compared to 2003. The decrease in interest expense is principally the result of a net reduction in debt of approximately $2.0 billion in 2005 and approximately $1.9 billion in 2004.

Interest expense incurred in the Real Estate and Related Assets segment is fully capitalized to qualifying assets under development. As disclosed in Note 16 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below, the company made a change in the fourth quarter of 2005 to begin capitalizing Weyerhaeuser interest on qualifying assets of Real Estate and Related Assets. The change would have increased Weyerhaeuser capitalized interest $50 million, Weyerhaeuser cost of sales $32 million, and quarterly net earnings $2 million to $4 million per quarter in 2005 if the company had followed this accounting practice for all of 2005. Future activity will be dependent on the level of qualifying real estate assets and debt held by Real Estate and Related Assets and the timing and volume of sales of qualifying real estate assets.

INCOME TAXES

The company’s effective income tax rate applicable to continuing operations was 35.8 percent for 2005, 33.3 percent for 2004, and 33.4 percent for 2003. The company’s effective income tax rate is affected by state income taxes and the benefits of tax credits.

During the third quarter of 2005, the company recognized a one-time tax benefit of $14 million resulting from a change in the Ohio state income tax law. During the fourth quarter of 2005, the company recognized a one-time tax benefit of $7 million resulting from a change in the British Columbia income tax law.

During the second quarter of 2005, the company recognized a $46 million income tax benefit in connection with the sale of the company’s B.C. Coastal operations. See Note 23 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below. The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and a current tax expense of $139 million on the taxable gain. Current taxes reflect the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada. Also during the second quarter of 2005, the company recognized a charge of $44 million for the accrual of income taxes associated with the repatriation of approximately $1.1 billion of foreign earnings. See Note 6 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

Under current tax law, the ability to use tax credits from the production of non-conventional fuel would be phased out ratably if the average annual domestic wellhead price published by the Department of Energy (DOE) is $51 to $64 per barrel (in 2004 dollars) and would be fully phased out if the top end of the price range is reached. Based on current domestic wellhead prices the company expects to be in the phase out range for 2006. Total phase out would result in a loss of $24 million in tax credits from the production of non-conventional fuel in 2006. The company’s ability to use these credits was not limited in 2005.

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

Operations

Consolidated net cash provided by operations was $1.7 billion in 2005, a decrease of $520 million from $2.3 billion of net cash provided by operations in 2004. The primary components of that net decrease are as follows:

•	Weyerhaeuser cash received from customers, net of cash paid to employees, suppliers and others, decreased approximately $580 million in 2005, as compared with 2004. This is partially attributable to the decline in sales prices for lumber, plywood and OSB, which had been a significant source of cash flows in 2004. Increased raw material and manufacturing costs, particularly energy and chemicals, required the use of additional cash in 2005. These effects were partially offset by additional proceeds from the sale of engineered lumber, fine paper and packaging products in 2005 as compared to 2004.

•	Real Estate and Related Assets cash received from customers, net of cash paid to employees, suppliers and others, increased approximately $68 million in 2005, as compared with 2004. Additional single-family home closings in 2005 at higher average selling prices generated increased cash from customers. This was partially offset by increased homebuilding costs resulting from the mix of the company’s closed units, overall cost increases in construction materials and transportation costs, and increased selling, general and administrative costs.

•	Cash paid for interest, net of amounts capitalized, was $45 million lower in 2005 than in 2004. Interest paid in 2005 includes $45 million of interest paid by special purpose entities the company has consolidated. Excluding the interest paid by special-purpose entities, cash paid for interest in 2005 decreased approximately $90 million from amounts paid in 2004, primarily due to approximately $3.8 billion of long-term debt reduction since the beginning of 2004.

•	Net cash paid for income taxes was $632 million in 2005, an increase of $111 million over income taxes paid in 2004. Although pretax book income for the company decreased in 2005 as compared to 2004, taxable income increased in 2005.

Consolidated net cash provided by operations was $2.3 billion in 2004, an increase of $462 million over $1.8 billion of net cash provided by operations in 2003. The primary components of that net increase are as follows:

•	Cash received by the company from customers increased approximately $2.7 billion in 2004 as compared with 2003. This increase was due primarily to an increase in cash received from the sale of wood products and increased proceeds from Real Estate and Related Assets home sales.

•	Net cash paid to employees, suppliers and others by the company increased approximately $1.7 billion in 2004, compared with 2003. The $1.2 billion increase for Weyerhaeuser is largely attributable to increases in the costs of raw materials used in the manufacture of various wood products, pulp, paper and containerboard, and in the cost of building materials purchased for resale. The increase of approximately $475 million for Real Estate and Related Assets is attributable to an increase in the number of homes constructed and land acquired for future development.

•	Net cash paid for income taxes was $521 million in 2004, an increase of $542 million over cash received of $21 million in 2003. The increase in taxes paid is primarily due to tax payments made on significantly higher pretax earnings during 2004.

Investing

Capital spending by segment, excluding acquisitions and Real Estate and Related Assets, were as follows:

	2005	2004	2003
Dollar amounts in millions
Timberlands	$59	$55	$58
Wood Products	161	147	145
Cellulose Fiber and White Papers	317	154	290
Containerboard, Packaging and Recycling	221	85	86
Corporate and Other	117	63	47

	$875	$504	$626

Weyerhaeuser currently anticipates capital expenditures for 2006, excluding acquisitions and Real Estate and Related Assets, of approximately $850 million; however, this level of capital expenditures could increase or decrease as a consequence of a number of factors, including future economic conditions, weather and the timing of equipment purchases.

In May 2005, Weyerhaeuser closed on the sale of its B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada. In October 2005, Weyerhaeuser sold a laminated beam facility in Eugene, OR, and in December 2005, Weyerhaeuser closed on the sale of its French composite panels operations to Financiera Maderera S.A. (FINSA). The company received net cash proceeds of $1.2 billion (U.S.) from the sale of these operations. See Note 23 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

In July 2005, the company sold its interest in MAS Capital Management Partners, L.P., an equity investment, for net cash proceeds of $115 million. See Note 4 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

Internally generated cash flows provided the cash needed to meet the company’s capital expenditure, investment and other requirements in 2005.

Financing

During 2005, the company, including Real Estate and Related Assets, reduced long-term debt by approximately $2.0 billion. Total interest-bearing debt as of December 25, 2005, was $8.7 billion, down from $10.6 billion as of December 26, 2004. The company also paid premiums and other costs related to the early extinguishment of debt of $32 million and $68 million in 2005 and 2004, respectively.

Weyerhaeuser sold certain significant nonstrategic timberlands in 2003 and 2004 and received proceeds from special purpose entities of $302 million in 2004 and $358 million in 2003. See Notes 3 and 19 in Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. As of December 25, 2005, the company had paid approximately $11 million for the repurchase of 173,800 shares of common stock under the program.

On May 5, 2004, the company issued 16,675,000 common shares and received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million. The company also received $160 million in cash proceeds from the exercise of stock options during 2005, compared to $180 million received in 2004 and $60 million received in 2003. Higher average market prices for the company’s common shares during 2005 and 2004 compared to 2003, resulted in a significant increase in the number of employee stock option exercises.

The company’s debt-to-total capital ratio is as follows:

	2005	2004	2003
Dollar amounts in millions
Notes payable and commercial paper:
Weyerhaeuser	$3	$3	$4
Real Estate and Related Assets	7	2	1
Long-term debt:
Weyerhaeuser	7,793	9,766	11,593
Real Estate and Related Assets	851	867	893
Capital lease obligations:
Weyerhaeuser	81	103	4

Total debt	8,735	10,741	12,495
Minority Interest:
Weyerhaeuser	29	25	5
Real Estate and Related Assets	38	73	30
Deferred income taxes:
Weyerhaeuser	4,035	4,533	4,294
Real Estate and Related Assets	(50)	(22)	(10)
Shareholders’ interest	9,800	9,255	7,109

Total capital	$22,587	$24,605	$23,923

Debt-to-total-capital ratio	38.7%	43.7%	52.2%

Excluding the Real Estate and Related Assets amounts disclosed above and excluding Weyerhaeuser’s investment in Real Estate and Related Assets of $1.5 billion as of December 25, 2005, $1.1 billion as of December 26, 2004, and $703 million as of December 28, 2003, Weyerhaeuser’s debt-to-total-capital ratio was 39.0 percent, 43.6 percent and 52.0 percent as of the end of fiscal 2005, 2004 and 2003, respectively.

The company’s intent, over time, is to pay dividends to common shareholders in the range of 35 to 45 percent of common share earnings. The company paid dividends of $466 million in 2005, $372 million in 2004 and $355 million in 2003. Dividends paid in 2005 increased over amounts paid in 2004 and 2003. Effective with the second quarter of 2005, the company increased its quarterly dividend from $0.40 per share to $0.50 per share. The increase in dividends paid in 2005 is also partially due to the increased number of common shares outstanding as a result of the issuance of 16,675,000 shares of common stock in May 2004. Weyerhaeuser received payments of $157 million in 2003 from its Real Estate and Related Assets subsidiaries in the form of intercompany dividends and returns of capital. These intercompany payments are eliminated on a consolidated basis. No comparable intercompany dividends were paid in 2005 or 2004, as the Real Estate and Related Assets segment retained its earnings from those years to pursue other investment and growth opportunities.

Weyerhaeuser Company and WRECO have established two multi-year revolving lines of credit in the maximum aggregate amount of $2.0 billion as of December 25, 2005. The $800 million multi-year revolving line of credit expires in March 2007 and the $1.2 billion multi-year revolving line of credit expires in March 2010. WRECO can borrow up to $400 million under the March 2010 facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. In addition, during 2005, Weyerhaeuser Company Limited (Weyerhaeuser Limited), a wholly-owned Canadian subsidiary of the company, established a $200 million (Canadian) multi-year revolving line of credit which expires in December 2008. Weyerhaeuser Company is a guarantor of the borrowings of Weyerhaeuser Limited under this facility. As of December 25, 2005, Weyerhaeuser Limited had fully drawn on this line of credit. As of December 25, 2005, approximately $1.5 billion was available under these bank facilities for incremental borrowings.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements have not had, and are not reasonably likely to have, a material effect on the company’s current or future financial condition, results of operations or cash flows. See Notes 3 and 15 of Notes to Consolidated

Financial Statements in “Financial Statements and Supplementary Data” below for disclosures of the company’s surety bonds, letters of credit and guarantees, lot purchase option contracts with and subordinated financing provided to unconsolidated variable interest entities, and information regarding special purpose entities the company has consolidated.

Contractual Obligations and Commercial Commitments

The following table summarizes the company’s significant contractual obligations as of December 25, 2005. See Notes 7, 13 and 15 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Dollar amounts in millions
Long-term debt obligations:
Weyerhaeuser	$7,794	$389	$1,214	$120	$6,071
Real Estate and Related Assets	851	250	141	94	366
Interest on long-term debt obligations:(1)
Weyerhaeuser	7,637	531	1,001	911	5,194
Real Estate and Related Assets	223	45	68	51	59
Operating lease obligations:
Weyerhaeuser	619	123	151	94	251
Real Estate and Related Assets	68	18	21	15	14
Purchase obligations(2)	1,384	437	236	130	581
Estimated minimum pension funding requirement	47	47	—	—	—

Total	$18,623	$1,840	$2,832	$1,415	$12,536

(1)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 25, 2005 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 25, 2005 will remain in effect until maturity. As of December 25, 2005, entities that Weyerhaeuser consolidated under Interpretation 46R had $34 million of long-term debt obligations subject to interest rate swap agreements. See Note 1 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below. Interest payments related to this debt are included in the above amounts at the fixed rate obligation the consolidated entities have incurred under these interest rate swap agreements.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty.

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

The company reassessed the adequacy of these reserves and increased its reserves by an additional $43 million during 2001. Claims and related costs in the amount of $5 million in 2005, $7 million in 2004 and $11 million in 2003 were paid against the reserve. In the third quarter of 2004, an adjustment was made to reduce the reserve by $20 million based upon a review of the activities and trends over the preceding four years.

The company has negotiated settlements with its insurance carriers for recovery of certain costs related to these claims. As of the end of 2005, the company had received payments from insurance carriers in the amount of $52 million. For further discussion regarding this matter, including claims data, see Note 15 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

Other

Additional discussion of environmental matters, legal proceedings and other contingencies is included in Note 15 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below.

ACCOUNTING MATTERS

Critical Accounting Policies

The company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below. The company’s critical accounting policies are those that may involve a higher degree of judgment, estimates and complexity. The company believes its most critical accounting policies include those related to the company’s pension and postretirement benefit plans, potential impairments of long-lived assets and goodwill, reserves for matters such as legal and environmental issues and product liability reserves, and depletion accounting. While the company bases its judgments and estimates on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts.

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

The company’s expected rate of return on plan assets reflects the company’s best estimate regarding the long-term rate of return on plan assets based on the information that was available as of the measurement date, including historical returns for the last 20 years. As of December 25, 2005, the company is using an expected rate of return on pension plan assets assumption of 9.5 percent. This assumption, which will be used in the determination of the 2006 net periodic benefits costs, is the same assumption that was used for 2005 and 2004. Each 0.5 percent reduction in the expected return on plan assets would increase the 2006 pension plan expense by approximately $20 million for the company’s U.S. qualified pension plans and by approximately $5 million for the company’s Canadian registered pension plans.

The discount rate for both the U.S. and Canadian plans is based on yields for corporate bonds, rated AA or better, by matching cash flows to a spot rate yield curve. As of December 25, 2005, the company reduced the discount rate from 6.00 percent to 5.90 percent for the U.S. plans and from 6.00 percent to 5.15 percent for the Canadian plans to reflect decreases in the benchmark rates of interest. Pension and postretirement benefit expenses for 2006 will be based on the 5.90 percent assumed discount rate for U.S. plans and 5.15 percent for the Canadian plans. Future discount rates may differ. Each 0.5 percent reduction in the assumed discount rate would increase pension expense by approximately $19 million for the company’s U.S. qualified pension plans and by approximately $8 million for the company’s Canadian registered pension plans.

The company had no obligation to and did not make any contributions to its U.S. qualified pension plans during 2005. Benefits of approximately $16 million for the U.S. nonqualified plan were paid from general assets of the company as this plan is not prefunded. The company contributed approximately $46 million to its registered and nonregistered Canadian pension plans in 2005. The company expects it will not have an obligation to make contributions to its U.S. plans during 2006 and expects to contribute a total of approximately $47 million to its Canadian plans during 2006.

Long-Lived Assets and Goodwill    The company reviews the carrying value of its long-lived assets and goodwill when events and changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. In addition, goodwill is assessed annually in the fourth quarter for impairment. In order to determine whether long-lived assets and goodwill are impaired, and the amount and timing of impairment charges, the company is required to estimate future cash flows, residual values and fair values of the related assets. Key assumptions used in those calculations include the probability of alternative outcomes, product pricing, raw material costs, volumes of product to be sold and discount rates. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows, changes in the likelihood of alternative outcomes, and changes in estimates of fair value could affect the evaluations.

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $3.0 billion as of December 25, 2005, which represented approximately 11 percent of the company’s consolidated assets.

All of the company’s reporting units passed the goodwill impairment test in the fourth quarter of 2005. As disclosed above under “Economic and Industry Factors Affecting Operations,” a trend towards electronic substitution for paper may represent a fundamental change in the marketplace for the company’s paper products. Cellulose Fiber and White Papers lost $444 million in 2005, including pretax charges for closure of facilities of $449 million. Further restructuring activities, protracted economic weakness, or poor operating results, among other factors, could trigger an impairment of Cellulose Fiber and White Papers’ goodwill in the near term. As of December 25, 2005, the carrying amount of goodwill for the Cellulose Fiber and White Papers segment was $857 million.

Legal, Environmental and Product Liability Reserves    Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 15 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below, the company’s legal exposures are significant and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

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

Additionally, reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts.

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

Prospective Pronouncements

See Note 1 of Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” below for a summary of prospective accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the company’s markets in the first quarter of 2006, expected earnings and performance of the company’s business segments during the first quarter of 2006, demand and pricing for the company’s products in the first quarter of 2006, expected raw material, energy, chemical, transportation and manufacturing costs in the first quarter of 2006, expected capital expenditures in 2006, facility closings and related charges, new home sales and closings, effect of Canadian exchange rate, the effect of adverse litigation outcomes and the adequacy of reserves, the effect of regulations, the effect of changes in accounting principles, contributions to pension plans, projected benefit payments, projected tax rates and expected loss of tax credits, and related matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	The effect of general economic conditions, including the level of interest rates, the strength of the U.S. dollar and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	Energy prices;

•	Raw material prices;

•	Performance of the company’s manufacturing operations;

•	The successful execution of internal performance plans;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations;

•	The effect of weather;

•	The risk of loss from fires, floods and other natural disasters;

•	Transportation costs;

•	Legal proceedings;

•	Performance of pension fund investments and related derivatives; and

•	Changes in accounting principles.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of the company’s fixed-rate debt is affected by changes in market rates of interest. A summary of the company’s long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of December 25, 2005, follows:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Dollar amounts in millions
Weyerhaeuser:
Fixed-rate debt	$389	$484	$551	$110	$3	$6,071	$7,608	$8,192
Average interest rate	7.00%	6.55%	5.99%	6.05%	6.50%	7.21%	7.05%
Variable-rate debt	—	$7	$172	$7	—	—	$186	$186
Average interest rate	—	6.00%	3.72%	1.87%	—	—	3.75%
Real Estate and Related Assets:
Fixed-rate debt	$250	$1	$140	$53	$41	$341	$826	$836
Average interest rate	6.9%	5.6%	6.6%	5.6%	5.5%	6.3%	6.5%
Variable-rate debt	—	—	—	—	—	$25	$25	$25
Average interest rate	—	—	—	—	—	1.7%	1.7%

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

As of December 25, 2005, the company had commodity futures, swaps and collars with an annual notional value of $252 million, an aggregate notional value of $308 million and an aggregate fair value of approximately $56 million. As of December 25, 2005, commodity swaps with a notional value of $201 million, were accounted for as cash flow hedges and the remaining commodity swaps with a notional value of approximately $107 million were marked to market and changes in fair market value were recognized in earnings in the period of change. A 10 percent change in the forward price levels would result in a change in the fair value of the commodity contracts of up to approximately $31 million. This sensitivity excludes the offsetting impact of the price changes on underlying physical product purchases or sales, and excludes any sensitivity reduction due to negative and/or low correlations between commodities.

The company had an investment swap with a notional value of $126 million and a fair value of approximately $1 million at December 25, 2005. The value at risk for this derivative is approximately $6 million, calculated by applying conservative probabilities of changes in the expected return based on historical results.

As of December 25, 2005, entities that the company has consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised), had interest swap agreements with an aggregate notional value of $34 million and a fair value representing a loss of less than $1 million.

AUDIT COMMITTEE

As of December 25, 2005, the Audit Committee was comprised of four independent directors (as defined in the listing requirements of the New York Stock Exchange) and is responsible for appointing the independent registered public accounting firm, overseeing the audit work, and establishing procedures for receiving and processing complaints regarding accounting, internal controls or auditing matters. The Audit Committee reviewed with the company’s management and with its independent registered public accounting firm the scope and results of the company’s internal and external audit activities and the adequacy of the company’s internal control over financial reporting. The committee also reviewed current and emerging accounting and reporting requirements and practices affecting the company. Robert J. Herbold, former chair of the Audit Committee, retired as a director as of the company’s board meeting on February 16, 2006.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 25, 2005. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 25, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ STEVEN R. ROGEL
Steven R. Rogel
Chairman, President and Chief Executive Officer

Dated: February 21, 2006

/s/ RICHARD J. TAGGART
Richard J. Taggart
Executive Vice President and Chief Financial Officer

Dated: February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Weyerhaeuser Company maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Weyerhaeuser Company maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 25, 2005, and our report dated February 21, 2006, expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in 2003. Also, as discussed in Note 3 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, in 2004.

/s/ KPMG LLP

Seattle, Washington

February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited the accompanying consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 25, 2005, and December 26, 2004, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 25, 2005, and December 26, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Weyerhaeuser Company’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in 2003. Also, as discussed in Note 3 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, in 2004.

/s/ KPMG LLP

Seattle, Washington

February 21, 2006

CONSOLIDATED STATEMENT OF EARNINGS (Dollar amounts in millions except per-share figures)

For the Three-Year Period ended December 25, 2005	2005	2004	2003
Net sales and revenues:
Weyerhaeuser	$19,714	$19,436	$17,220
Real Estate and Related Assets	2,915	2,495	2,029

Total net sales and revenues	22,629	21,931	19,249

Costs and expenses:
Weyerhaeuser:
Costs of products sold	15,460	14,615	13,486
Depreciation, depletion and amortization	1,307	1,263	1,265
Selling expenses	461	481	451
General and administrative expenses	899	942	936
Research and development expenses	61	55	51
Taxes other than payroll and income taxes	179	194	185
Charges for integration and restructuring (Note 17)	21	39	103
Charges for closure of facilities (Note 18)	693	17	123
Other operating costs, net (Note 16)	(60)	(233)	(229)

	19,021	17,373	16,371

Real Estate and Related Assets:
Costs and operating expenses	1,945	1,763	1,516
Depreciation and amortization	16	14	11
Selling expenses	151	125	107
General and administrative expenses	104	81	63
Taxes other than payroll and income taxes	3	2	3
Other operating costs, net	(3)	(17)	(9)
Charge for impairment of long-lived asset	33	—	—

	2,249	1,968	1,691

Total costs and expenses	21,270	19,341	18,062

Operating income	1,359	2,590	1,187
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(739)	(838)	(815)
Less interest capitalized	9	9	19
Interest income and other (Notes 3 and 4)	214	24	17
Equity in income (loss) of affiliates (Note 4)	(6)	14	(6)
Real Estate and Related Assets:
Interest expense incurred	(55)	(57)	(53)
Less interest capitalized	55	57	53
Interest income and other	12	31	33
Equity in income of unconsolidated entities (Note 4)	57	52	20

Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle	906	1,882	455
Income taxes (Note 6)	(324)	(627)	(152)

Earnings from continuing operations before cumulative effect of a change in accounting principle	582	1,255	303
Earnings from discontinued operations, net of income taxes (Note 23)	151	28	(15)

Earnings before cumulative effect of a change in accounting principle	733	1,283	288
Cumulative effect of a change in accounting principle, net of income taxes (Note 1)	—	—	(11)

Net earnings	$733	$1,283	$277

Net earnings per share (Note 2):
Basic:
Earnings from continuing operations	$2.38	$5.33	$1.37
Net earnings	$3.00	$5.45	$1.25

Diluted:
Earnings from continuing operations	$2.36	$5.31	$1.37
Net earnings	$2.98	$5.43	$1.25

Dividends paid per share	$1.90	$1.60	$1.60

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET (Dollar amounts in millions except share and per-share figures)

Assets	December 25, 2005	December 26, 2004
Weyerhaeuser
Current assets:
Cash and cash equivalents	$818	$1,044
Receivables, less allowances of $15 and $17	1,727	1,534
Inventories (Note 8)	1,917	1,876
Prepaid expenses	414	588
Assets of discontinued operations	—	1,183

Total current assets	4,876	6,225
Property and equipment, net (Note 9)	10,510	11,661
Construction in progress	533	268
Timber and timberlands at cost, less depletion charged to disposals	3,705	3,733
Investments in and advances to equity affiliates (Note 4)	486	489
Goodwill (Note 5)	2,982	2,996
Deferred pension and other assets (Note 7)	1,314	1,201
Restricted assets held by special purpose entities (Note 3)	916	909

	25,322	27,482

Real Estate and Related Assets
Cash and cash equivalents	286	153
Receivables, less discounts and allowances of $3 and $4	42	43
Real estate in process of development and for sale (Note 10)	1,064	905
Land being processed for development	1,158	1,042
Investments in unconsolidated entities, less reserves of $4 and $3 (Note 4)	61	59
Other assets	296	270

	2,907	2,472

Total assets	$28,229	$29,954

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET (continued)

Liabilities and Shareholders’ Interest	December 25, 2005	December 26, 2004
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 12)	$3	$3
Current maturities of long-term debt (Notes 13 and 14)	389	489
Accounts payable	1,241	1,130
Accrued liabilities (Note 11)	1,622	1,431
Liabilities of discontinued operations	—	291

Total current liabilities	3,255	3,344
Long-term debt (Notes 13 and 14)	7,404	9,277
Deferred income taxes (Note 6)	4,035	4,351
Deferred pension, other postretirement benefits and other liabilities (Note 7)	1,591	1,497
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 3)	764	815
Commitments and contingencies (Note 15)

	17,049	19,284

Real Estate and Related Assets
Notes payable (Note 12)	7	2
Long-term debt (Notes 13 and 14)	851	867
Other liabilities	522	546
Commitments and contingencies (Note 15)

	1,380	1,415

Total liabilities	18,429	20,699

Shareholders’ interest (Note 20):
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding:
243,138,423 and 240,360,619 shares	304	300
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,045,315 and 2,111,255 shares	139	144
Other capital	4,227	4,075
Retained earnings	4,840	4,573
Cumulative other comprehensive income	290	163

Total shareholders’ interest	9,800	9,255

Total liabilities and shareholders’ interest	$28,229	$29,954

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollar amounts in millions)

	Consolidated
For the Three-Year Period ended December 25, 2005	2005	2004	2003
Cash flows from operations:
Net earnings	$733	$1,283	$277
Noncash charges (credits) to income:
Depreciation, depletion and amortization	1,337	1,322	1,318
Deferred income taxes, net (Note 6)	(424)	136	18
Pension and other postretirement benefits (Note 7)	172	185	140
Equity in (income) loss of affiliates and unconsolidated entities (Note 4)	(51)	(66)	(14)
Net charges related to litigation (Notes 15 and 16)	63	45	84
Charges for impairment of long-lived assets (Notes 16 and 18)	628	34	103
Donation of technology (Note 16)	—	23	—
Loss on early extinguishment of debt	35	73	—
Gain on disposition of assets and operations (Notes 4, 19 and 23)	(293)	(332)	(210)
Foreign exchange gains (Note 16)	(16)	(27)	(108)
Cumulative effect of accounting changes (Notes 1 and 16)	(43)	—	17
Decrease (increase) in working capital, net of acquisitions:
Receivables	(181)	(150)	(9)
Inventories, real estate and land	(193)	(227)	199
Prepaid expenses	54	(62)	7
Accounts payable and accrued liabilities	102	168	121
Other	(175)	(137)	(137)

Net cash from operations	1,748	2,268	1,806

Cash flows from investing activities:
Property and equipment	(861)	(492)	(608)
Timberlands reforestation	(32)	(30)	(34)
Acquisition of timberlands	(64)	(100)	(129)
Acquisition of businesses and facilities, net of cash acquired (Note 22)	—	(17)	(8)
Net distributions from (investments in) equity affiliates	43	9	(10)
Investment in restricted assets held by special purpose entities (Notes 3 and 19)	—	(362)	(437)
Proceeds from sale of:
Property, equipment and other assets	41	159	119
Operating facilities (Note 23)	1,209	—	—
Investments (Note 4)	115	—	—
Significant nonstrategic timberlands (Note 19)	—	384	437
Intercompany advances	—	—	—
Other	—	48	(41)

Net cash from investing activities	451	(401)	(711)

Cash flows from financing activities:
Issuances of debt (Note 12)	173	—	194
Notes, commercial paper borrowings and revolving credit facility, net	59	25	(372)
Cash dividends	(466)	(372)	(355)
Intercompany return of capital and cash dividends	—	—	—
Payments on debt	(2,196)	(1,960)	(898)
Proceeds from common share offering (Note 20)	—	954	—
Exercise of stock options	160	180	60
Repurchase of common stock (Note 20)	(11)	—	—
Proceeds from liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 19)	—	302	358
Other	(11)	(1)	(2)

Net cash from financing activities	(2,292)	(872)	(1,015)

Net change in cash and cash equivalents	(93)	995	80
Cash and cash equivalents at beginning of year	1,197	202	122

Cash and cash equivalents at end of year	$1,104	$1,197	$202

Cash paid (received) during the year for:
Interest, net of amount capitalized	$740	$785	$789
Income taxes	$632	$521	$(21)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

Weyerhaeuser			Real Estate and Related Assets
2005	2004	2003	2005	2004	2003

$275	$907	$32	$458	$376	$245

1,321	1,308	1,307	16	14	11
(396)	151	41	(28)	(15)	(23)
167	181	137	5	4	3
6	(14)	6	(57)	(52)	(20)
63	45	84	—	—	—
595	34	102	33	—	1
—	23	—	—	—	—
35	73	—	—	—	—
(293)	(332)	(202)	—	—	(8)
(16)	(27)	(108)	—	—	—
(43)	—	17	—	—	—

(183)	(170)	(16)	2	20	7
(10)	(100)	133	(183)	(127)	66
43	(56)	10	11	(6)	(3)
136	130	170	(34)	38	(49)
(80)	(50)	(82)	(95)	(87)	(55)

1,620	2,103	1,631	128	165	175

(843)	(474)	(592)	(18)	(18)	(16)
(32)	(30)	(34)	—	—	—
(64)	(100)	(129)	—	—	—
—	(17)	(8)	—	—	—
(2)	(3)	5	45	12	(15)
—	(362)	(437)	—	—	—

41	159	78	—	—	41
1,209	—	—	—	—	—
115	—	—	—	—	—
—	384	437	—	—	—
(12)	21	7	12	(21)	(7)
—	48	(40)	—	—	(1)

412	(374)	(713)	39	(27)	2

173	—	44	—	—	150
75	16	(300)	(16)	9	(72)
(466)	(372)	(355)	—	—	—
—	1	157	—	(1)	(157)
(2,178)	(1,936)	(824)	(18)	(24)	(74)
—	954	—	—	—	—
160	180	60	—	—	—
(11)	—	—	—	—	—
—	302	358	—	—	—
(11)	(1)	(2)	—	—	—

(2,258)	(856)	(862)	(34)	(16)	(153)

(226)	873	56	133	122	24
1,044	171	115	153	31	7

$818	$1,044	$171	$286	$153	$31

$740	$785	$789	$—	$—	$—
$290	$265	$(265)	$342	$256	$244

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INTEREST AND COMPREHENSIVE INCOME

(Dollar amounts in millions)

For the Three-Year Period ended December 25, 2005	2005	2004	2003
Common shares:
Balance at beginning of year	$300	$275	$274
Issued for exercise of stock options	4	4	1
New shares issued	—	21	—

Balance at end of year	$304	$300	$275

Exchangeable shares:
Balance at beginning of year	$144	$156	$156
Retraction	(5)	(12)	—

Balance at end of year	$139	$144	$156

Other capital — common and exchangeable:
Balance at beginning of year	$4,075	$2,940	$2,875
Issued for exercise of stock options	156	176	59
New shares issued	—	933	—
Issued in retraction of exchangeable shares	5	12	1
Repurchase of common shares	(11)	—	—
Other transactions, net	2	14	5

Balance at end of year	$4,227	$4,075	$2,940

Retained earnings:
Balance at beginning of year	$4,573	$3,662	$3,740
Net earnings	733	1,283	277
Cash dividends on common shares	(466)	(372)	(355)

Balance at end of year	$4,840	$4,573	$3,662

Cumulative other comprehensive income:
Balance at beginning of year	$163	$76	$(422)
Annual changes — net of tax:
Foreign currency translation adjustments	109	74	434
Additional minimum pension liability adjustments	(18)	13	60
Cash flow hedge fair value adjustments	36	(1)	2
Unrealized gain on available-for-sale securities	—	1	2

Balance at end of year	$290	$163	$76

Total shareholders’ interest:
Balance at end of year	$9,800	$9,255	$7,109

Comprehensive income:
Net earnings	$733	$1,283	$277
Other comprehensive income:
Foreign currency translation adjustments	109	74	434
Additional minimum pension liability adjustments, net of tax expense (benefit) of $(9) in 2005, $7 in 2004 and $32 in 2003	(18)	13	60
Cash flow hedges:
Net derivative gains (losses), net of tax expense (benefit) of $34 in 2005, $1 in 2004 and ($1) in 2003	53	2	(1)
Reclassification of (gains) losses, net of tax (expense) benefit of $(10) in 2005, ($1) in 2004, and $3 in 2003	(17)	(3)	3
Unrealized gain on available-for-sale securities	—	1	2

Total comprehensive income	$860	$1,370	$775

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 25, 2005

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

Nature of Operations    The company’s business segments are:

•	Timberlands, which manages 5.7 million acres of company-owned and 0.7 million acres of leased commercial forestlands in North America (4.2 million acres in the southern United States and 2.2 million acres in the Pacific Northwest and Canada). Timberlands also has renewable long-term licenses on 27.6 million acres of forestland located in five provinces throughout Canada. The terms of the licenses are described under “Timber and Timberlands” below.

•	Wood Products, which produces a full line of wood products that are sold primarily through Weyerhaeuser’s own sales organizations to wholesalers, retailers and industrial users in North America, the Pacific Rim and Europe.

•	Cellulose Fiber and White Papers, which manufactures and sells pulp, coated and uncoated paper, and liquid packaging board in North American, Pacific Rim and European markets.

•	Containerboard, Packaging and Recycling, which manufactures and sells containerboard in North American, Pacific Rim and European markets and packaging products for domestic and Mexican markets, and which operates an extensive wastepaper recycling system that serves Weyerhaeuser mills and worldwide markets.

•	Real Estate and Related Assets, which is primarily engaged in developing single-family housing and residential lots for sale, including master planned communities, mainly in selected metropolitan areas in California, Maryland, Nevada, Oregon, Texas, Virginia and Washington.

•	Corporate and Other, which includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary), distribution, timberlands and converting facilities located outside North America, and general corporate support activities.

Fiscal Year End    The company’s fiscal year ends on the last Sunday of the calendar year. Each of the company’s fiscal years in 2005, 2004 and 2003 had 52 weeks.

Accounting Pronouncements Implemented    The company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143), as of the beginning of 2003. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of adopting the accounting principle, after a tax benefit of $6 million, was a charge of $11 million, or 5 cents per share, basic and diluted.

The adoption of the following recent accounting pronouncements did not have a material effect on the company’s results of operations or financial condition:

•	Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions

•	Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations

Prospective Accounting Pronouncements    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), in December 2004. Statement 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Statement 123). Statement 123R requires the fair value of employee awards issued, modified, repurchased or cancelled after implementation under share-based payment arrangements to be measured as of the grant dates. The resulting cost will then be recognized in the statement of earnings over the service period. The company will implement Statement 123R as of the beginning of fiscal year 2006, as permitted by a Securities and Exchange Commission Rule that was issued in April 2005. The company is currently evaluating the effect that Statement 123R will have on its financial position, results of operations or cash flows when Statement 123R is adopted.

The FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (Statement 151), in November 2004. Statement 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the company in the first quarter of fiscal 2006. The company is currently evaluating the effect that the adoption of Statement 151 will have on its financial position and results of operations, but does not expect it to be material.

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

Derivatives    The company uses well-defined financial contracts in the normal course of its operations as a means to manage its foreign exchange, interest rate and commodity price risks. The company also uses other contracts that either do not provide for net settlement or are fixed-price contracts for future purchases and sales of various commodities for which the company applies the “normal purchases or normal sales” exclusion for accounting purposes.

The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in the fair value of derivatives designated as fair value hedges and of the hedged items attributable to the hedged risks, are recognized in earnings. Changes in the fair value of all other derivative instruments not accounted for as hedges are also recognized in earnings in the period in which the changes occur.

Certain commodity contracts, primarily related to the purchase of energy, have been designated as cash flow hedges. In addition, entities that operate mills on a contract basis for the company and that the company has consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, have variable-to-fixed interest rate swap agreements entered into with a bank in which the entities pay fixed rates and receive floating rates with the interest payments calculated on a notional amount. The interest rate swap agreements are being accounted for as cash flow hedges by the consolidated entities and changes in the fair value of these swaps are recorded in minority interest.

In addition, the company has the following contracts that are not being accounted for as hedges:

•	Variable rate swap agreement entered into with a major financial institution in which the company pays a floating rate based on LIBOR and receives a floating return based on an investment fund index, with payments calculated on a notional amount. The swap is an overlay to investments and provides diversification benefits. The swap is settled quarterly and marked to market at each reporting date. All unrealized gains and losses are recognized in earnings currently.

•	Selected over-the-counter commodity contracts and lumber futures designed to manage the company’s purchases, sales and inventory. The swaps are settled monthly and the futures are settled on expiration. Both swaps and futures are marked to market at each reporting date. All unrealized gains and losses are recognized in earnings currently.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The annual notional amounts of the company’s derivative financial instruments were $418 million and $387 million at December 25, 2005, and December 26, 2004, respectively. The aggregate notional amounts of these derivative financial instruments were $474 million and $486 million at December 25, 2005, and December 26, 2004, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. The company’s use of derivative instruments resulted in gains of approximately $22 million in 2005, $12 million in 2004 and $8 million in 2003.

Cash and Cash Equivalents     Short-term investments with original maturities of 90 days or less are considered cash equivalents. Short-term investments are stated at amortized cost, which approximates market.

Inventories    Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost more than half of domestic raw materials, in process and finished goods inventories. LIFO inventories were $669 million and $670 million at December 25, 2005, and December 26, 2004, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $240 million and $203 million greater at December 25, 2005, and December 26, 2004, respectively.

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

Goodwill    Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination. Goodwill is assessed for impairment at least annually using a fair-value-based approach. The company’s annual assessment is performed as of the beginning of the fourth quarter of the fiscal year.

Accounts Receivable    The company periodically sold Canadian trade accounts receivable with limited recourse to an independently capitalized trust that, in turn, sold an undivided interest in the pool of receivables to a major international financial institution. The facility provided a competitive source of funding and was limited to $200 million (Canadian) at any one point in time, of which a maximum of $60 million could be denominated in U.S. dollars. The U.S. dollar equivalent of the sold receivables portfolio was $86 million as of December 26, 2004. The program was terminated in January 2005.

Accounts Payable    The company’s banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $284 million and $227 million at December 25, 2005, and December 26, 2004, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheet.

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

Pension Plans    The company has pension plans covering most of its employees. Both the U.S. and Canadian plans covering salaried employees provide pension benefits based on each employee’s highest monthly earnings for five consecutive years during the final 10 years before retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The benefit levels for these plans are typically set through collective bargaining agreements with the unions representing the employees participating in the plans. Contributions to U.S. plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to Canadian plans are based on funding standards established by the applicable Provincial Pension Benefits Act and by the Income Tax Act.

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

Impairment of Long-lived Assets    The company accounts for long-lived assets in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires management to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell. The primary method used to estimate fair value is discounted cash flows.

Stock-Based Employee Compensation    The company’s stock-based compensation plans are described in Note 21: Stock-Based Compensation Plans. The company continues to apply the intrinsic-value method for stock-based compensation to employees prescribed by APB Opinion No. 25 and related interpretations.

As described in “Prospective Accounting Pronouncements,” APB Opinion No. 25 will be superseded by Statement 123R effective as of the beginning of fiscal 2006. Employee awards issued, modified, repurchased or cancelled after implementation of Statement 123R under share-based payment arrangements will be measured at fair value as of the grant dates and the resulting cost will be recognized in the statement of earnings over the service period.

The following table illustrates the effect on net earnings and net earnings per share as if the company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation. The company has consistently defined the past year as the service period for purposes of applying the fair value recognition provisions of Statement 123. As a result, stock-based employee compensation expense is reflected as of the option grant dates in the following table.

	2005	2004	2003
Dollar amounts in millions except per-share figures
Net earnings, as reported	$733	$1,283	$277
Less incremental stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(32)	(33)	(25)

Pro forma net earnings	$701	$1,250	$252

Net earnings per share:
Basic — as reported	$3.00	$5.45	$1.25
Basic — pro forma	$2.86	$5.31	$1.14
Diluted — as reported	$2.98	$5.43	$1.25
Diluted — pro forma	$2.85	$5.28	$1.13

Foreign Currency Translation    Local currencies are considered the functional currencies for most of the company’s operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

Real Estate and Related Assets    Real estate held for sale is stated at the lower of cost or fair value, less costs to sell. The determination of fair value is based on appraisals and market pricing of comparable assets, when available, or the discounted value of estimated future cash flows from these assets. Real estate and land held for development is stated at cost to the extent it does not exceed the estimated undiscounted future net cash flows, in which case it is carried at fair value.

Reclassifications    Certain reclassifications have been made to conform prior years’ data to the current format.

NOTE 2. NET EARNINGS PER SHARE

Earnings per share information follows:

	2005	2004	2003
Basic earnings per share:
Earnings from continuing operations	$2.38	$5.33	$1.37
Earnings from discontinued operations	0.62	0.12	(0.07)
Cumulative effect of a change in accounting principle	—	—	(0.05)

Net earnings per share, basic	$3.00	$5.45	$1.25

Diluted earnings per share:
Earnings from continuing operations	$2.36	$5.31	$1.37
Earnings from discontinued operations	0.62	0.12	(0.07)
Cumulative effect of a change in accounting principle	—	—	(0.05)

Net earnings per share, diluted	$2.98	$5.43	$1.25

Basic net earnings per share are based on the weighted average number of common and exchangeable shares outstanding during the respective periods. Diluted net earnings per share is based on the weighted average number of common and exchangeable shares and stock options outstanding at the beginning of or granted during the respective periods, calculated using the treasury stock method.

Options to purchase 2,500 shares in 2005, 153,900 shares in 2004 and 4,377,743 shares in 2003 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market prices of common shares during those periods.

The dilutive effect of outstanding stock options on net earnings per share is presented in the following table:

	Net Earnings	Weighted Average Shares (000)	Net Earnings Per Share
Dollar amounts in millions, except per-share figures
2005:
Basic	$733	244,447	$3.00
Effect of dilutive stock options	—	1,112

Diluted	$733	245,559	$2.98

2004:
Basic	$1,283	235,453	$5.45
Effect of dilutive stock options	—	1,093

Diluted	$1,283	236,546	$5.43

2003:
Basic	$277	221,595	$1.25
Effect of dilutive stock options	—	405

Diluted	$277	222,000	$1.25

NOTE 3. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

During 2002 through 2004, the company sold certain significant nonstrategic timberlands. See Note 19: Significant Sales of Nonstrategic Timberlands. The company began consolidating the assets and liabilities of the buyer-sponsored special purpose entities and the monetization special purpose entities (collectively “the SPEs”) involved in these transactions as of December 26, 2004, as the result of a re-evaluation of Interpretation 46R. However, because the SPEs are separate and distinct legal entities from the company, the assets of the SPEs are not available to satisfy the liabilities and obligations of the company and the liabilities of the SPEs are not liabilities or obligations of the company. As of December 26, 2004, deferred gains on the sales of nonstrategic timberlands of $59 million were included in “Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities” on the accompanying consolidated balance sheet. During the second quarter of 2005, following completion of the re-evaluation of Interpretation 46R, the balance of these deferred gains was recognized in income, resulting in a $57 million pretax gain on previous timberlands sales.

Sales proceeds paid to buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million as of both December 25, 2005, and December 26, 2004. As of December 25, 2005, maturities of the bank financial instruments were as follows: $110 million in 2012, $184 million in 2013, $253 million in 2019, and $362 million in 2020. The weighted average interest rate on the bank financial instruments was 5.15 percent as of December 25, 2005, and 4.5 percent as of December 26, 2004. The monetization SPEs had long-term debt of $756 million as of December 25, 2005, and December 26, 2004. As of December 25, 2005, maturities of the debt were as follows: $92 million in 2012, $153 million in 2013, $209 million in 2018, and $302 million in 2019. The weighted average interest rate on the debt was 5.50 percent as of December 25, 2005, and 4.85 percent as of December 26, 2004. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations. The accompanying consolidated statement of earnings includes interest expense on SPE debt of $45 million and interest income on SPE investments of $52 million in 2005. No comparable activity is included in interest income or interest expense in 2004 or 2003.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under Interpretation 46R. The company’s real estate subsidiaries have consolidated five entities under Interpretation 46R, with estimated assets and liabilities of $62 million as of December 25, 2005, and $45 million as of December 26, 2004. As of December 25, 2005, the company’s real estate development subsidiaries have 16 lot option purchase agreements entered into prior to December 31, 2003, with deposits of approximately $38 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $160 million. In addition, as of December 25, 2005, the company’s real estate development subsidiaries have 15 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $16 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $231 million. One of the company’s real estate subsidiaries has approximately $10 million in subordinated loans at risk at December 25, 2005, in 32 variable interest entities.

NOTE 4. EQUITY AFFILIATES

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Weyerhaeuser

Weyerhaeuser’s significant equity affiliates as of December 25, 2005, are:

•	Liaison Technologies, LLC — A 29 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries.

•	Nelson Forests Joint Venture — An investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights, freehold land and related assets on the South Island of New Zealand. In February 2006, the company announced its intent to sell its New Zealand assets.

•	North Pacific Paper Corporation — A 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.

•	Optiframe Software LLC — A 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.

•	RII Weyerhaeuser World Timberfund, L.P. — A 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in plantation forests in Uruguay and Australia.

•	Southern Cone Timber Investors Limited — A 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is in plantation forests in Uruguay.

The company sold its interests in SCA Weyerhaeuser Packaging Holding Company Asia Ltd. (SCA) in June 2004 and MAS Capital Management Partners, L.P. (MAS) in July 2005. The company received net cash proceeds of approximately $115 million for the sale of its interest in MAS and recognized a pretax gain on the sale of MAS of approximately $115 million in the third quarter of 2005. This gain is included in interest income and other in the accompanying consolidated statement of earnings.

Unconsolidated financial information for affiliated companies accounted for by the equity method, including information for SCA and MAS for the periods that the company held interests in SCA and MAS, are as follows:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Current assets	$160	$173
Noncurrent assets	1,131	1,124
Current liabilities	150	146
Noncurrent liabilities	271	314

	2005	2004	2003
Dollar amounts in millions
Net sales and revenues	$652	$636	$600
Operating income	26	26	7
Net income	12	12	5

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities. The aggregate total of these transactions is not material to Weyerhaeuser’s results of operations.

Real Estate and Related Assets

Unconsolidated financial information for unconsolidated entities that are accounted for by the equity method is as follows:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Current assets	$36	$47
Noncurrent assets	908	868
Current liabilities	38	35
Noncurrent liabilities	585	570

	2005	2004	2003
Dollar amounts in millions
Net sales and revenues	$112	$88	$87
Operating income	75	64	47
Net income	64	67	34

NOTE 5. GOODWILL

The following table provides a reconciliation of changes in the carrying amount of goodwill during 2005:

	Timberlands	Wood Products	Cellulose Fiber and White Papers	Containerboard, Packaging and Recycling	Corporate and Other	Total
Dollar amounts in millions
Balance as of December 26, 2004	$43	$791	$863	$1,285	$14	$2,996
Reductions due to facility sales	—	(5)	—	—	—	(5)
Effect of foreign currency translation and other adjustments	(3)	12	(6)	(10)	(2)	(9)

Balance as of December 25, 2005	$40	$798	$857	$1,275	$12	$2,982

Goodwill associated with the company’s B.C. Coastal operations was included in the carrying value of the net assets of B.C. Coastal and was written off in connection with the B.C. Coastal sale which occurred during the second quarter of 2005. The balance of this goodwill as of December 26, 2004, was classified as “Assets of discontinued operations” in the accompanying consolidated balance sheet and is not included in the reconciliation above. Both the Timberlands and Wood Products segments had goodwill associated with the B.C. Coastal operations.

NOTE 6. INCOME TAXES

Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle are comprised of the following:

	2005	2004	2003
Dollar amounts in millions
Domestic earnings	$1,664	$1,642	$514
Foreign earnings (loss)	(758)	240	(59)

	$906	$1,882	$455

Provisions for income taxes from continuing operations include the following:

	2005	2004	2003
Dollar amounts in millions
Federal:
Current	$581	$441	$71
Deferred	(101)	40	58

	480	481	129

State:
Current	79	55	29
Deferred	(20)	10	(7)

	59	65	22

Foreign:
Current	(73)	28	20
Deferred	(142)	53	(19)

	(215)	81	1

	$324	$627	$152

A reconciliation between the federal statutory tax rate and the company’s effective tax rate applicable to continuing operations is as follows:

	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.6	2.2	3.4
Foreign income taxes	0.1	(0.7)	3.6
Tax credits	(4.3)	(1.9)	(5.8)
Export sales incentive	(1.3)	(0.7)	(1.7)
Ohio rate change	(1.5)	—	—
British Columbia rate change	(0.8)	—	—
Dividend repatriation	4.9	—	—
All other, net	(0.9)	(0.6)	(1.1)

Effective income tax rate	35.8%	33.3%	33.4%

The net deferred income tax assets (liabilities) of continuing operations include the following components:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Current (included in prepaid expenses)	$216	$350
Noncurrent	(4,035)	(4,351)
Real Estate and Related Assets (included in other assets)	50	22

Total	$(3,769)	$(3,979)

The deferred tax assets (liabilities) of continuing operations are comprised of the following:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Postretirement benefits	$225	$166
Net operating loss carryforwards	129	156
Other	653	733

Gross deferred tax assets	1,007	1,055
Valuation allowance	(97)	(118)

Net deferred tax assets	910	937

Depreciation	(2,281)	(2,816)
Depletion	(974)	(994)
Other	(1,424)	(1,106)

Deferred tax liabilities	(4,679)	(4,916)

	$(3,769)	$(3,979)

During the third quarter of 2005, the company recognized a one-time deferred tax benefit of $14 million resulting from a change in the Ohio state income tax law. During the fourth quarter of 2005, a one-time reduction in the British Columbia provincial corporate income tax rate was also enacted producing a one-time deferred tax benefit of $7 million. Both benefits were due to the effect of the lower tax rates on accumulated temporary differences.

As of December 25, 2005, the company and its subsidiaries have foreign net operating loss carryforwards of $256 million, which expire from 2008 through 2014 and $154 million which do not expire.

The company intends to reinvest undistributed earnings of certain foreign subsidiaries; therefore, no U.S. taxes have been provided on such earnings. These earnings totaled approximately $680 million through the end of 2005. Determination of the income tax liability that would result from repatriation is not practicable.

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

The company previously disclosed that the Internal Revenue Service (IRS) has asserted that approximately $322 million of solid waste disposal revenue bonds do not qualify as tax-exempt. The company has settled this dispute with the IRS with respect to $175 million of the bonds, and continues to contest the assertion with respect to the remaining bonds, none of which are outstanding. The remaining tax issues are in the appeals process. The company does not expect any future charges related to this matter to have a material or adverse affect on its results of operations, cash flows or financial position.

As of December 25, 2005, $14 million of the $97 million valuation allowance would be allocated to reduce goodwill if the tax benefits are subsequently recognized. The net $21 million decrease in the valuation allowance from December 26, 2004, to December 25, 2005, is a result of the following: $42 million decrease is due to sale of discontinued operations; $3 million decrease is due to expired tax credits; $10 million increase is due to acquired foreign losses; and $14 million increase is due to additional foreign losses. The valuation allowance increased by $13 million from December 28, 2003, to December 26, 2004, due to an increase in foreign losses and credits, partially offset by expired tax credits.

NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended December 25, 2005:

	Pension		Other Postretirement Benefits
	2005	2004	2005	2004
Dollar amounts in millions
Reconciliation of benefit obligation:
Benefit obligation as of prior year-end	$4,705	$4,285	$917	$787
Service cost	138	128	22	24
Interest cost	277	270	55	52
Plan participants’ contributions	2	2	13	11
Actuarial loss	200	314	57	96
Foreign currency exchange rate changes	66	51	14	10
Benefits paid	(280)	(333)	(66)	(64)
Plan amendments	46	20	9	1
Plan transfers	2	—	—	—
Divestitures	—	(1)	—	—
Curtailments	(24)	4	(2)	—
Settlements	—	(37)	—	—
Special termination benefits	1	2	—	—

Benefit obligation at end of year	$5,133	$4,705	$1,019	$917

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year (actual)	$5,006	$4,388	$2	$4
Actual return on plan assets	476	631	—	—
Foreign currency exchange rate changes	60	46	—	—
Employer contributions	63	57	51	52
Plan participants’ contributions	2	2	13	11
Benefits paid	(280)	(333)	(66)	(64)
Plan transfers	2	—	—	—
Divestitures	—	(1)	—	—
Settlements	—	(37)	—	—

Fair value of plan assets at end of year (estimated)	$5,329	$4,753	$—	$3

The company funds its qualified and registered pension plans and a portion of its nonregistered plans. The company accrues for nonqualified pension benefits and health and life postretirement benefits. The company does not expect to have an obligation to fund its U.S. plans in 2006, but does expect to contribute approximately $47 million to its Canadian pension plans in 2006.

The company estimates the projected benefit payments under its U.S. and Canadian pension and other postretirement benefit plans over the next ten years will be as follows:

	Pension	Other Postretirement Benefits
Dollar amounts in millions
2006	$297	$56
2007	276	58
2008	294	60
2009	314	61
2010	329	63
2011-2015	1,921	345

The funded status of these plans at December 25, 2005, and December 26, 2004, is as follows:

	Pension		Other Postretirement Benefits
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Dollar amounts in millions
Funded status	$196	$48	$(1,019)	$(914)
Unrecognized prior service cost	280	274	(82)	(101)
Unrecognized net loss	296	458	455	421

Prepaid (accrued) benefit cost	$772	$780	$(646)	$(594)

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$795	$836
Accrued liability	(187)	(201)
Intangible asset	10	17
Cumulative other comprehensive loss	154	128

Net amount recognized	$772	$780

Assets at year end are estimated due to timing and the nature of the underlying investments. The estimated pension asset value as of December 26, 2004, was $4.8 billion compared to an actual asset value of $5.0 billion. The estimated postretirement asset value as of December 26, 2004, was approximately $3 million compared to an actual asset value of approximately $2 million.

The accumulated benefit obligation for all of the company’s defined benefit pension plans was $4.8 billion and $4.4 billion at December 25, 2005, and December 26, 2004, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1 billion, $968 million and $780 million, respectively, as of December 25, 2005, and $887 million, $818 million and $617 million, respectively, as of December 26, 2004.

DESCRIPTION OF INVESTMENT POLICIES AND STRATEGIES

Qualified and Registered Plans    The strategy of the U.S. pension trust is to invest directly and via total return partnership swaps in a diversified mix of nontraditional strategies, including hedge funds, private equity, opportunistic real estate and other externally managed alternative investment funds. Equity index and fixed income derivative instruments are used to supplement the market exposures embedded in such investments. These additional financial instruments constitute indirect investments held by the U.S. pension trust that serve to increase the return and risk profile of the investment portfolio. The overall return earned by the pension trust is the aggregate of returns earned on direct investments and returns earned on the derivatives. The Canadian pension trust has a similar investment strategy. However, it concentrates direct investments into cash and cash equivalents while gaining return exposures through financial instruments, such as total return and index swaps. The company has not established target allocations for the direct investment portfolio or the derivatives.

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

ALLOCATION OF ASSETS BY CATEGORY

Qualified and Registered Pension Plans	December 25, 2005	December 26, 2004
Private equity and related funds	23.6%	24.7%
Real estate and related funds	5.2	9.5
Common stock and equity index instruments	1.0	3.4
Fixed income	27.5	23.4
Hedge funds	43.0	39.1
Net receivables	0.1	0.4
Accrued liabilities	(0.4)	(0.5)

	100.0%	100.0%

Nonregistered Plans	December 25, 2005	December 26, 2004
Equities	50.6%	47.5%
Cash and cash equivalents	49.4	52.5

	100.0%	100.0%

Retiree Life Insurance	December 25, 2005	December 26, 2004
Bonds	85.4%	82.9%
Commercial mortgages	9.8	9.5
Hedge funds	2.7	2.7
Short-term investments, cash and cash equivalents	1.4	3.8
Real estate	0.5	0.6
Equities	—	0.3
Other	0.2	0.2

	100.0%	100.0%

DERIVATIVES

The approximate fair value of derivatives held by the qualified and registered plans as of December 25, 2005, and December 26, 2004, is as follows:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Private equity and related funds	$1	$(9)
Common stock and equity index instruments	42	146
Fixed income	7	—
Hedge funds	377	265
Net (payables) receivables	(1)	19

	$426	$421

The total approximate notional amount of derivatives held by the qualified and registered plans as of December 25, 2005, and December 26, 2004, is as follows:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Private equity and related funds	$209	$166
Common stock and equity index instruments	1,757	1,718
Fixed income	1,769	1,495
Hedge funds	1,945	1,936

	$5,680	$5,315

ACTUARIAL ASSUMPTIONS

The assumptions used in the measurement of the company’s benefit obligations are as follows:

	Pension		Other Postretirement Benefits
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Discount rate:
United States	5.90%	6.00%	5.90%	6.00%
Canada	5.15%	6.00%	5.15%	6.00%
Rate of compensation increase:
Salaried (United States and Canada)	3.50%	3.50%	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.50%	N/A	N/A

The components of net periodic benefit costs are as follows:

	Pension			Other Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003
Dollar amounts in millions
Service cost	$138	$128	$115	$23	$24	$26
Interest cost	277	270	251	55	52	50
Expected return on plan assets	(402)	(385)	(379)	—	—	—
Amortization of loss	33	32	20	27	25	18
Amortization of prior service cost	38	34	32	(10)	(12)	(3)
(Gain) loss due to closure, sale, plan termination and other	(7)	17	10	—	—	—

	$77	$96	$49	$95	$89	$91

The assumptions used in the measurement of the company’s net periodic benefit costs are as follows:

	Pension			Other Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate:
United States	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Canada	6.00%	6.25%	6.50%	6.00%	6.25%	6.50%
Expected return on plan assets:
Qualified/registered plans	9.50%	9.50%	9.50%
Nonregistered plans	4.75%	4.75%	4.75%
Retiree life insurance				3.79%	3.99%	4.59%
Rate of compensation increase:
Salaried (United States and Canada)	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.50%	3.50%	3.50%	N/A	N/A	N/A

DETERMINATION OF EXPECTED RETURN ON PLAN ASSETS ASSUMPTION

Qualified and Registered Plans    The expected return on plan assets assumption reflects the company’s best estimate regarding the long-term expected return on the U.S. portfolio. The expected return assumption is based on historical fund returns. The Canadian fund’s investment strategy has mirrored that of the U.S. plan since 1998. Over the period of 20 years during which this investment strategy has been pursued, the U.S. fund has achieved a net compound annual return of 17.5 percent. The determination of the expected return on plan assets assumption requires a high degree of judgment and places weight on more recent pension plan asset performance. The expected return on plan assets assumption as of December 25, 2005, is comprised of the following expected returns:

Direct investments	7.0%
Derivatives	2.5

9.5%

The composition of the actual return on plan assets in each of the years in the three-year period ended December 25, 2005, is as follows:

	2005	2004	2003
Dollar amounts in millions
Direct investments	$305	$378	$362
Derivatives	171	253	667

	$476	$631	$1,029

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

Retiree Life Insurance    The expected long-term rate of return on this fund is 3.79 percent. This is based on historical interest credited on the fund.

OTHER INFORMATION

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the following assumptions were used for the annual rate of increase in the per capita cost of covered health care benefits:

	2005		2004
	United States	Canada	United States	Canada
Weighted health care cost trend rate assumed for next year	10.0%	5.9%	10.0%	6.1%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	5.0%	4.2%	5.0%	4.2%
Year that the rate reaches the ultimate trend rate	2012	2010	2011	2010

A one percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	(1% Decrease)
As of December 25, 2005 (Dollar amounts in millions)
Effect on total of service and interest cost components	$10	$(8)
Effect on accumulated postretirement benefit obligation	115	(95)

In addition to the company-sponsored pension and postretirement plans discussed above, approximately 3,700 employees are covered by union-administered multi-employer pension plans to which the company makes negotiated contributions based generally on fixed amounts per hour per employee. Contributions to these plans were approximately $13 million in 2005 and 2004, and $16 million in 2003.

The company also sponsors multiple postretirement plans for its U.S. employees. Medical plans have various levels of coverage and plan participant contributions. Life insurance plans are noncontributory. Canadian employees are covered under multiple postretirement plans that provide medical and life insurance benefits.

The company sponsors various defined contribution plans for U.S. and Canadian salaried and hourly employees. The basis for determining plan contributions varies by plan. The amounts contributed to the plans for participating employees were approximately $61 million, $57 million, and $58 million in 2005, 2004 and 2003, respectively.

NOTE 8. INVENTORIES

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Logs and chips	$144	$114
Lumber, plywood, panels and engineered lumber	422	390
Pulp and paper	435	402
Containerboard and packaging	232	264
Other products	197	206
Materials and supplies	487	500

	$1,917	$1,876

NOTE 9. PROPERTY AND EQUIPMENT

	Range of Lives	December 25, 2005	December 26, 2004
Dollar amounts in millions
Property and equipment, at cost:
Land		$300	$300
Buildings and improvements	10-40	3,139	3,089
Machinery and equipment	2-25	17,854	17,406
Rail and truck roads	10-20	558	547
Other	3-10	446	374

		22,297	21,716
Less allowance for depreciation and amortization		(11,787)	(10,055)

		$10,510	$11,661

Estimated service lives for buildings and improvements are generally at the high and low end of the range disclosed above, depending on the type and permanence of construction. Maximum service lives for machinery and equipment used in timberlands operations, wood products manufacturing facilities and primary pulp and paper mills are 15 years, 20 years, and 25 years, respectively. Estimated service lives of assets acquired in purchase business combinations represent the estimated remaining useful lives of the assets as of the date of the acquisitions and have shorter service lives than assets constructed or purchased new by the company. Depreciation expense was $1.2 billion for each of 2005, 2004 and 2003.

NOTE 10. REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Properties held by the company’s Real Estate and Related Assets segment include:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Dwelling units	$545	$483
Residential lots	490	393
Commercial acreage and other inventories	29	29

	$1,064	$905

NOTE 11. ACCRUED LIABILITIES

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Payroll — wages and salaries, incentive awards, retirement and vacation pay	$591	$564
Income taxes	255	152
Taxes — Social Security and real and personal property	71	70
Current portion of product liability reserves	21	21
Interest	162	207
Other	522	417

	$1,622	$1,431

NOTE 12. SHORT-TERM BORROWINGS AND LINES OF CREDIT

Borrowings    Weyerhaeuser had $3 million in short-term borrowings outstanding as of both December 25, 2005, and December 26, 2004.

The Real Estate and Related Assets segment’s short-term borrowings were $7 million, including a $3 million non-interest bearing note, at December 25, 2005, and $2 million on one non-interest bearing note at December 26, 2004. Weyerhaeuser Company guarantees commercial paper borrowings of Weyerhaeuser Real Estate Company (WRECO) in return for a fee equal to one-quarter of 1 percent of the outstanding commercial paper balance. To keep the guarantee, WRECO has agreed to maintain unused non-guaranteed credit arrangements that are equal to or greater than the outstanding commercial paper. WRECO paid no fees to Weyerhaeuser in 2005. Fees paid by WRECO to Weyerhaeuser Company were less than $1 million in 2004 and 2003.

Lines of Credit    Weyerhaeuser Company had a short-term bank credit line of $1.2 billion under a 364-day revolving facility at December 26, 2004. The 364-day revolving line of credit expired in March 2005.

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

In December 2005, Weyerhaeuser Limited entered into a revolving credit facility agreement with a group of banks that expires in December 2008 and that provides for borrowings up to a total amount of $200 million (Canadian), or approximately $172 million (U.S), all of which was fully drawn upon as of December 25, 2005. Weyerhaeuser Company is a guarantor of the borrowings of Weyerhaeuser Limited under this facility.

As of December 25, 2005, the company has $517 million in letters of credit against the March 2010 credit facility, primarily related to an appeal bond posted in the Paragon litigation (see Note 15: Legal Proceedings, Commitments and Contingencies). Of the total committed bank facilities of $2.2 billion, $1.5 billion was available as of December 25, 2005, for incremental borrowings.

Other     Weyerhaeuser has entered into letters of credit in the amount of $636 million and surety bonds with an estimated amount of $758 million as of December 25, 2005. As of December 26, 2004, Weyerhaeuser had entered into letters of credit in the amount of $124 million and surety bonds with an estimated amount of $249 million. As discussed above, the increase in letters of credit and surety bonds from December 26, 2004, to December 25, 2005, is primarily due to the appeal bond posted in the Paragon litigation.

The Real Estate and Related Assets segment has entered into letters of credit in the amount of $32 million and $22 million and surety bonds with an estimated amount of $559 million and $575 million as of December 25, 2005, and December 26, 2004, respectively.

The company’s compensating balance requirements were not significant.

NOTE 13. LONG-TERM DEBT

Weyerhaeuser long-term debt, including the current portion, is as follows:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
5.50% notes due 2005	$—	$300
6.45% debentures due 2005	—	100
6.75% notes due 2006	150	150
6.00% notes due 2006	—	840
8.375% debentures due 2007	85	150
6.125% notes due 2007	378	600
5.95% debentures due 2008	525	525
5.25% notes due 2009	37	250
6.75% notes due 2012	1,683	1,745
7.50% debentures due 2013	250	250
7.25% debentures due 2013	250	250
6.95% debentures due 2017	300	300
7.00% debentures due 2018	100	100
9.00% debentures due 2021	150	150
7.125% debentures due 2023	250	250
8.50% debentures due 2025	300	300
7.95% debentures due 2025	250	250
7.70% debentures due 2026	150	150
7.35% debentures due 2026(1)	200	200
7.85% debentures due 2026	200	200
6.95% debentures due 2027	300	300
7.375% notes due 2032	1,250	1,250
6.875% notes due 2033	275	275
Industrial revenue bonds, rates from 1.87% (variable) to 9.0% (fixed), due 2007–2027	316	571
Medium-term notes, rates from 6.45% to 7.30%, due 2009–2013	167	233
Borrowings under three year revolving credit facility	172	—
Other	56	82

	7,794	9,771
Less unamortized discounts	(1)	(5)

	$7,793	$9,766

Portion due within one year	$389	$489

(1)	Holders have the option to demand repayment in 2006.

Real Estate and Related Assets segment long-term debt, including the current portion, is as follows:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Notes payable, unsecured; weighted average interest rates are approximately 6.3% and 6.3%, due 2006-2027	$850	$866
Notes payable, secured; weighted average interest rates are approximately 8.5% and 8.5%, due 2035	1	1

	$851	$867

Portion due within one year	$250	$14

	December 25, 2005
	Weyerhaeuser	Real Estate and Related Assets
Dollar amounts in millions
Long-term debt maturities:
2006	$389	$250
2007	491	1
2008	723	140
2009	117	53
2010	3	41
Thereafter	6,071	366

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 25, 2005		December 26, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Dollar amounts in millions
Weyerhaeuser:
Financial liabilities:
Long-term debt (including current maturities)	$7,793	$8,378	$9,766	$10,969

Real Estate and Related Assets:
Financial liabilities:
Long-term debt (including current maturities)	$851	$861	$867	$915

The fair value of long-term debt is estimated based on quoted market prices for the same issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

NOTE 15. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Hardboard Siding Claims    In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and recognized a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981, through December 31, 1999. This is a claims-based settlement, which means the claims will be paid as submitted over a nine-year period. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. Reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts. At the end of the fourth quarter of 2005, the company had approximately $52 million in reserves remaining for hardboard siding claims. The company believes the reserve balances established for these matters are adequate, but is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	2005	2004	2003
Number of claims filed during the period	765	1,740	3,830
Number of claims resolved	640	2,990	4,245
Number of claims unresolved at end of period	705	580	1,830
Number of damage awards paid	270	1,140	1,770
Average damage award paid	$4,100	$2,790	$3,400

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

The company settled the two lawsuits and a pretax charge of $23 million was recognized in the third quarter of 2003. Approximately 165 members of the classes opted out of the class and filed thirteen lawsuits against the company and other producers. The company settled three of the lawsuits and recognized a pretax charge of $12 million in the first quarter of 2005. The company settled all but one of the remaining opt-out cases and recognized a pretax charge of $38 million in the fourth quarter of 2005. The company believes that the reserve balances established for these matters are adequate, and expects the amount of additional charges, if any, that may be required for the sole remaining opt-out case to be inconsequential.

In March 2004, La Cie McCormick Canada Company filed a class action lawsuit in Superior Court of Justice, in Ontario, Canada against the company and other linerboard manufacturers on behalf of all Canadians who purchased corrugated products, including sheets and containers and/or linerboard, during the period of time from 1993 to at least the end of 1995. The allegations mirror the allegations in the U.S. cases. General damages of $25 million and $10 million in punitive damages are sought. At this stage, the company cannot calculate what portion of the damages requested would be argued as the company’s responsibility. Canadian law does not provide for a trebling of antitrust damages. The company has not recorded a reserve for the matter, and does not expect any future charges that may be taken for this matter to have a material adverse effect on the company’s results of operations, cash flows or financial position.

Alder Antitrust Litigation    In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging from 1996 to the present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. In September 2005, the company asked for discretionary review of the Initial Alder Case by the U.S. Supreme Court. In November 2005, the U.S. Supreme Court asked the Solicitor General to express the opinions of the United States on whether to accept review.

In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court in Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the trial. It alleged a fraud was committed on the court and requested judgment against the plaintiff be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. Trebled damages of $20 million are alleged. The U.S. District Court stayed this matter until the U.S. Supreme Court takes final action in the Initial Alder Case. The company denies the allegations in the complaint and intends to vigorously defend the matter.

In June 2003, Washington Alder filed an antitrust lawsuit against the company in U.S. District Court in Oregon alleging monopolization of the alder log and lumber markets and seeking trebled damages of $36 million and divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. A jury verdict of trebled damages of $16 million was appealed to the U.S. Court of Appeals for the Ninth Circuit. After oral argument in November 2005, the matter was stayed pending a final disposition by the U.S. Supreme Court of the Initial Alder Case.

In 2004 the company settled similar lawsuits filed against the company by five hardwood mill owners in the U.S. District Court in Oregon.

In April 2004, a civil class action antitrust lawsuit was filed against the company in U.S. District Court in Oregon claiming that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case, the company monopolized the market for finished alder and charged monopoly prices for finished alder lumber. In December 2004, the Judge issued an order certifying the plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The company denies the allegations in the complaint and intends to vigorously defend the matter. In February 2005, class counsel notified the court that approximately 5 percent of the class members opted out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities who have opted out may file lawsuits against the company in the future. The case was stayed in the fourth quarter of 2005 pending the U.S. Supreme Court entering a final opinion in the Initial Alder Case.

Changes in the amount accrued for alder antitrust litigation matters follows:

	2005	2004	2003
Dollar amounts in millions
Accrued at beginning of year	$95	$79	$—
Net charges	13	65	79
Payments	(13)	(49)	—

Accrued at end of year	$95	$95	$79

While the company believes the reserve established for the alder antitrust litigation is adequate, the company is unable to estimate what additional charges, if any, may be required in the future, because of the uncertainties surrounding the litigation process.

Paragon Trade Brands, Inc. Litigation    In 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. The company has not established a reserve for this matter because, based upon the information currently available to the company, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management believes the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), for establishing a reserve in this matter have not been met. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations for the quarter or the year in which such a charge may be recognized.

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

Countervailing and Anti-dumping Duties

Softwood Lumber Imported into the United States from Canada

In April 2001, the Coalition for Fair Lumber Imports (Coalition) filed two petitions with the U.S. Department of Commerce (Department) and the International Trade Commission (ITC) claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (CVD) and anti-dumping (AD) tariffs be imposed on softwood lumber imported from Canada.

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

In May 2002, the ITC confirmed its earlier ruling that U.S. industry is threatened by subsidized and dumped imports and the company began making cash deposits relating to the CVD and AD actions. In June 2003, the Department began the process of the annual reviews to determine the final duty rates under both CVD and AD for annual periods commencing with the period from May 22, 2002, through March 31, 2003, for CVD and through April 30, 2003, for AD. The annual review process will be conducted covering successive one-year periods for five years. In 2007, both the CVD duty and AD orders will be automatically reviewed in a “sunset” proceeding to determine whether dumping will continue or a countervailing subsidy is likely to recur if the relevant order were to be revoked. As a result of administrative determinations and the first and second annual administrative reviews, the combined CVD and AD rate charged on Weyerhaeuser shipments of Canadian softwood lumber into the United States was reduced from 31.18 percent to 24.36 percent effective for the first quarter of 2005, and from 24.36 percent to 13.13 percent effective for the first quarter of 2006.

On December 2, 2005, the company filed a request with the Department for a review of its cash deposit rate due to the sale of the B.C. Coastal Group to Brascan in May 2005. The company believes that the sale constitutes a changed circumstance and the cash deposit rate should be substantially lower. On January 19, 2006, the Department announced that it will conduct a changed circumstances review.

The CVD and AD tariffs are currently under review and challenge in several forums, including NAFTA panels, the ITC, and the WTO. These proceedings include:

Appeals of Administrative Reviews.    The company has appealed the AD determination in the First Administrative Review to the Court of International Trade (CIT). On the same date, the Coalition appealed both the CVD and AD determinations to the CIT. The various actions filed in the CIT relating to the AD determination have been consolidated by court order. Both parties have also appealed the CVD determination in the First Administrative Review to NAFTA panels. It is expected that both parties will file appeals of the final determinations in the Second Administrative Review to NATFA panels.

NAFTA Injury Panel.    On September 1, 2004, the NAFTA Injury Panel ordered the ITC to reverse its earlier decision of injury and on September 11, 2004, the ITC agreed that the U.S. softwood lumber industry is not threatened with material injury by reason of softwood imports from Canada. In October 2004, the NAFTA Panel affirmed the ITC’s decision. The final NAFTA decision on injury was challenged by the U.S. Trade Representative (USTR) before a newly constituted panel called the Extraordinary Challenge Committee (ECC). In August 2005, the ECC upheld the NAFTA decision on injury. The Coalition has filed a constitutional challenge of NAFTA at the US Court of Appeals for the D.C. Circuit.

WTO Injury Review.    With the support of provincial governments, the federal government of Canada also moved for reviews by dispute settlement panels under the World Trade Organization (WTO). In March 2004, a WTO panel announced its final ruling on injury, faulting an ITC finding of a threat of injury resulting from dumped and subsidized imports of softwood lumber from Canada.

In June 2004, pursuant to U.S. law, the USTR asked the ITC to provide an advisory report as to whether it can implement the WTO’s decision against the ITC on threat of injury. In July 2004, the USTR also asked the ITC to issue a new decision on “threat of injury” to bring the United States into compliance with the WTO decision finding against the ITC on injury. Section 129 of the Uruguay Round Agreements Act provides the basic provisions through which the U.S. implements new AD and CVD determinations to make them consistent with an adverse WTO report. The ITC formally began the Section 129 review process in early August 2004 and issued a new determination on November 24, 2004, reaffirming that imports of Canadian softwood lumber pose a threat of injury to U.S. industry. In January 2005, Canada requested that a NAFTA panel review this ITC decision on threat of injury. Canada has also sought authorization from WTO to impose $3.4 billion in sanctions on the U.S. for failure to revoke the CVD and AD deposits pursuant to the WTO’s decision on injury. The U.S. challenged the Canadian request before the WTO. In November 2005, the WTO Panel issued a final decision upholding the ITC’s finding of injury. The decision has been appealed to the WTO Appellate Body.

WTO Review of AD and CVD Determinations.    On August 11, 2004, the WTO Appellate Body held the U.S. practice of using zeroing to calculate antidumping margins during the investigation process was improper. The Department has issued a new determination under Section 129 for AD rates to comply with the WTO’s determination which is currently on appeal to the WTO. On February 14, 2004, the WTO Appellate Body held that the Department’s countervailing decision was contrary to the WTO Agreement on Subsidies and Countervailing Measures. On November 9, 2004, the USTR asked the Department to undertake a Section 129 process to comply with the WTO Appellate Body decision. Canada has sought a compliance review at the WTO for the failure of the U.S. to fully implement the WTO CVD decision. A decision is expected later in the year. In addition, Canada has filed a request for a NAFTA panel to review the Section 129 CVD decision.

Byrd Amendment.    The WTO appeals body has affirmed a panel ruling against the United States that the so-called “Byrd Amendment,” which provides for the distribution of AD and CVD duties to petitioners, is inconsistent with U.S. international obligations. On September 1, 2004, the WTO gave Canada and other countries the right to impose trade sanctions on the United States in retaliation for collecting such duties and making them available for distribution under the Byrd Amendment. On March 31, 2005, Canada announced a retaliation surtax commencing May 1, 2005, of 15 percent against certain U.S. goods exported to Canada. The aggregate amount of this surtax is approximately $14 million (Canadian). The U.S. Administration for a number of years signaled that it will introduce legislation to repeal the Byrd Amendment. The House of Representatives on November 18, 2005, as part of a vote on other legislation, voted to repeal the Byrd Amendment, but the Senate amended the House repeal language when it voted to approve the repeal on December 21, 2005. The Senate amendment postpones the effect of the repeal until October 1, 2007. On August 26, 2005, Canada filed a challenge to the Byrd Amendment in the U.S. Court of International Trade alleging that even under U.S. law, the Byrd Amendment is not applicable to Canada. Oral argument is scheduled for April 2006 with a decision expected in July 2006. There also are two cases pending at the Court of International Trade (unrelated to the softwood case) challenging the constitutionality of the Byrd Amendment.

Through December 2005, the company has paid a cumulative total of $345 million in CVD and AD duties and $21 million in related costs on softwood lumber the company has imported into the United States from Canada. The deposits made against the CVD and AD duties have been recognized as sales deductions in the consolidated statement of earnings. It is difficult to predict the net effect final duties will have on the company. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future. The company believes there should be a negotiated settlement to the softwood lumber dispute and supports efforts to reach a long-term solution to resolve this matter. The U.S. and Canadian governments continue to discuss ways to settle the softwood lumber dispute, but there can be no assurance that they will be able to reach an agreement.

Kraft Liner/Linerboard Exported from the United States into the People’s Republic of China

In January 2004, the Ministry of Commerce of the People’s Republic of China (MOC) received a petition requesting an anti-dumping investigation on imports of unbleached kraft liner/linerboard originating in the United States, Thailand, Korea and Taiwan. The MOC conducted an investigation based on the allegations contained in the petition for the period from January 1, 2003, to December 31, 2003, and an investigation for injury to the Chinese industry for the period from January 1, 2001, to December 31, 2003. Weyerhaeuser and four other producers in the United States were included in the investigation. A final determination was issued on September 30, 2005, setting Weyerhaeuser’s anti-dumping tariff at 12.9 percent, effective as of September 30, 2005. The anti-dumping duties were paid by Weyerhaeuser’s customers in China. In January 2006, the MOC announced termination of its tariffs against the United States, Taiwan, Korea and Thailand due to procedural deficiencies.

ENVIRONMENTAL MATTERS

In late 2002, the Environmental Protection Agency (EPA) issued a notice of violation (NOV) for alleged violations of the Clean Air Act at the company’s Hawesville, Kentucky, pulp and paper mill. The company settled the matter and paid a penalty of approximately $150,000.

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

In October 2005, the company notified the EPA and the Georgia Department of Natural Resources that a self-audit of its Flint River pulp mill in Oglethorpe, Georgia revealed certain areas that were not in compliance with the Clean Air Act. The company has submitted a remediation plan to both agencies that is designed to get the mill back into compliance as quickly as possible. No penalties have been assessed or paid related to this matter.

In December 2005, the Ohio Attorney General’s Office notified Weyerhaeuser that it plans to initiate a Clean Air Act enforcement action against Weyerhaeuser Company Packaging, Inc. (a former subsidiary of the company) arising out of its operation of corrugated container manufacturing plants in Valley View and Bedford Heights, Ohio. The Attorney General’s Office has indicated that it plans to request injunctive relief and approximately $500,000 in civil penalties, of which a portion could be contributed to supplemental environmental projects identified by Ohio. Management has been discussing resolution of the issue with Ohio EPA and the Attorney General’s Office.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company has established reserves totaling $29 million for estimated remediation costs on all of the approximately 70 active sites across its operations. Environmental remediation reserves totaled $38 million at the end of 2004. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period. The company accrued remediation costs of $5 million in 2005 and $9 million in 2004. The company incurred remediation costs of $14 million in 2005 and $10 million in 2004 and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $70 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

The company has not recognized a liability under Interpretation 47 for certain legal obligations, primarily special handling for the removal and disposal of encapsulated asbestos from facilities and equipment. The fair value cannot be reasonably estimated because the settlement dates are unknown.

GUARANTEES

Weyerhaeuser Company has guaranteed approximately $43 million of debt that expires in 2006, but is subject to an annual extension. In addition, Weyerhaeuser Company sold its interest in a timberlands lease in the fourth quarter of 2005 and guaranteed the performance of the buyer/lessee. The lease expires in 2023 and total future lease payments are approximately $32 million. Weyerhaeuser Company recorded a $3 million liability as of the closing date of the sale.

As of December 25, 2005, the Real Estate and Related Assets segment has guaranteed approximately $22 million of debt of unconsolidated entities. The debt guarantees expire as follows: $11 million in 2007 and $11 million in 2009.

WARRANTIES

WRECO provides warranties on homes that vary depending on state and local laws. The reserves for these warranties are determined by applying the provisions of Statement 5. The liability was approximately $16 million and $14 million at December 25, 2005, and December 26, 2004, respectively.

PURCHASE OBLIGATIONS

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty. As of December 25, 2005, Weyerhaeuser’s future commitments under non-cancelable purchase obligations were as follows: $437 million in 2006, $147 million in 2007, $89 million in 2008, $72 million in 2009, $58 million in 2010, and $581 million thereafter.

OPERATING LEASES

The company leases various equipment, office and wholesale space, and model homes under operating leases. The equipment leases cover items including aircraft, vessels, rail and logging equipment, lift trucks, automobiles and office equipment. The company recognized rent expense of approximately $177 million, $181 million and $179 million in 2005, 2004 and 2003, respectively.

The company’s future commitments under operating leases are as follows:

	2006	2007	2008	2009	2010	Thereafter
Dollar amounts in millions
Weyerhaeuser	$123	$84	$67	$52	$42	$251
Real Estate and Related Assets	18	12	9	8	7	14

	$141	$96	$76	$60	$49	$265

NOTE 16. OTHER OPERATING COSTS, NET

Other operating costs, net, is an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. Weyerhaeuser’s other operating costs, net, include the following (income) and expenses:

	2005	2004	2003
Dollar amounts in millions
Gain on significant sales of nonstrategic timberlands (Note 19)	$(57)	$(271)	$(205)
(Gain) loss on disposition of assets	(4)	(40)	18
Asset impairment charges other than for closures	—	2	16
Charge for alder antitrust litigation (Note 15)	13	65	79
Charge for linerboard antitrust litigation (Note 15)	50	—	23
Charge for settlement of workers compensation claims	—	—	7
Cemwood insurance settlement recoveries	—	(7)	(25)
Reversal of hardboard siding reserve	—	(20)	—
Foreign exchange gains	(16)	(27)	(108)
Cumulative effect to begin capitalizing interest on excess qualifying real estate assets	(43)	—	—
Donation of technology	—	23	—
Other, net	(3)	42	(34)

	$(60)	$(233)	$(229)

In the fourth quarter of 2005, Weyerhaeuser recognized income of $43 million for the cumulative effect of a change to begin capitalizing Weyerhaeuser interest on qualifying assets of Real Estate and Related Assets. Following are the components of the adjustment:

2005
Dollar amounts in millions
Pre-2005 Weyerhaeuser interest attributable to qualifying real estate owned as of December 25, 2005	$(25)
Capitalization of Weyerhaeuser interest on qualifying real estate assets	(50)
Reduction in Weyerhaeuser capitalized interest due to sales of qualifying real estate assets	32

Cumulative effect	$(43)

The amount of Weyerhaeuser interest capitalized to qualifying assets of Real Estate and Related Assets is dependent on the amount of qualifying real estate assets and the level of debt held by Real Estate and Related Assets. The amount of Weyerhaeuser interest that will be included in Weyerhaeuser’s cost of products sold in future periods is dependent on the timing and volume of sales of qualifying real estate. Excluding the cumulative adjustment for periods prior to 2005, the net effect of the change would have been an increase in consolidated net earnings of approximately $2 million to $4 million per quarter in 2005.

Included in (gain) loss on disposition of assets for 2004 is a net pretax gain of $43 million recognized in connection with the sale of operating facilities. This includes a pretax gain of $33 million that was recognized in the first quarter on the sale of an oriented strand board (OSB) mill in Slave Lake, Alberta.

Asset impairment charges other than for closures for 2003 includes a pretax impairment charge of $16 million recognized in the second quarter of 2003 in connection with a facility sale that closed in 2003.

In the fourth quarter of 2004, Weyerhaeuser donated certain technology to a university. A pretax charge of $23 million, representing the net carrying value of the donated technology, was recognized in 2004.

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

NOTE 17. CHARGES FOR INTEGRATION AND RESTRUCTURING

As Weyerhaeuser has acquired businesses and consolidated them into its existing operations, Weyerhaeuser has incurred charges associated with the transition and integration of those activities. Charges recognized from 2003 to 2005 for integration and restructuring included costs associated with the integration of Willamette and Weyerhaeuser’s overall cost-reduction efforts.

In connection with the acquisition of Willamette in 2002, Weyerhaeuser entered into change-in-control agreements with several key Willamette employees. Under these agreements, Weyerhaeuser made payments of approximately $113 million through January 2004. Approximately $23 million of these payments represented severance and other benefits paid to terminated Willamette employees. These costs were included in the total purchase price of the Willamette acquisition. Approximately $48 million represented other payments to terminated Willamette employees, primarily under consulting and noncompete agreements that extended through the third quarter of 2004. Approximately $42 million represented payments to retained Willamette employees under retention and incentive agreements that extended through the first quarter of 2004 and noncompete agreements that extended through the third quarter of 2005. Costs associated with services were recognized over the periods benefited.

Costs incurred consist of the following:

	2005	2004	2003
Dollar amounts in millions
Change in control agreements	$2	$12	$38
Severance and outplacement costs	15	18	49
Pension curtailment and benefit enhancements	1	6	—
Professional services	—	1	6
Other	3	2	10

	$21	$39	$103

As of December 25, 2005, Weyerhaeuser accrued liabilities include approximately $15 million of severance accruals related to integration and restructuring charges recognized from 2003 through 2005. These accruals are associated with approximately 350 employee terminations that have not yet occurred.

NOTE 18. CHARGES FOR CLOSURE OF FACILITIES

Facilities that do not represent a long-term strategic fit for the company, or that cannot achieve top-quartile performance without significant capital investments, are assessed for closure or sale. Changing market conditions, increasing productivity at many of the company’s operating facilities and increased scale as a result of recent acquisitions have provided the company with opportunities to rationalize its production capacity while retaining its ability to fulfill customer needs.

Weyerhaeuser closed a number of facilities during 2005, 2004 and 2003. Closures charges recognized in 2005 include costs related to the closures of a pulp and paper facility, a specialty pulp mill, a fine paper machine, a containerboard machine, a large-log sawmill, two hardwood facilities, an I-joist facility, a veneer and plywood facility, seven corrugated converting plants and a bag plant. The 2004 charges were primarily recognized in connection with the closure of one wood products facility and two packaging plants. The 2004 pension charges were recognized in connection with the final settlement of three pension plans associated with facility closures. During 2004, approximately $12 million of estimated charges for severance and other costs associated with several closures that occurred from 2001 through 2003 were reversed as the related closure activities had been finalized. During 2003,

Weyerhaeuser recognized closure costs in connection with the announced closures of eight wood products facilities, two fine paper machines, one containerboard mill and one packaging plant.

Activities associated with these closures are expected to continue through the end of 2006, but Weyerhaeuser does not expect to incur any additional material charges related to these closures. Charges for closure of facilities include:

	2005	2004	2003
Dollar amounts in millions
Asset impairments	$627	$3	$86
Termination benefits	75	3	28
Pension settlement or curtailment	(9)	10	—
Other closure costs	7	10	13
Reversals of closure charges recorded in prior periods	(7)	(9)	(4)

	$693	$17	$123

Changes in accrued termination benefits related to facility closures during the year ended December 25, 2005, were as follows:

Dollar amounts in millions
Accrued severance as of December 26, 2004	$9
Costs incurred and charged to expense	75
Payments	(7)
Other adjustments	(2)

Accrued severance as of December 25, 2005	$75

NOTE 19. SIGNIFICANT SALES OF NONSTRATEGIC TIMBERLANDS

During 2004 and 2003, the company closed the following significant sales of nonstrategic timberlands:

	Georgia	Tennessee	Carolinas	Washington (Snoqualmie)
	September 2004	December 2003	December 2003	May 2003
Dollar amounts in millions
Acres	270,000	168,000	160,000	104,000
Pretax gain	$271	$1	$60	$121
Sale proceeds paid to special purpose entities	$362	$84	$169	$184
Sale proceeds paid to Weyerhaeuser	$22	$—	$—	$—
Special purpose entity note monetization proceeds	$302	$68	$139	$151

The company has consolidated the assets and liabilities of the buyer-sponsored special purpose entities and the monetization special purpose entities involved in these transactions (collectively “the SPEs”). See Note 3: Consolidation of Variable Interest Entities.

In addition to the amounts presented above, the company recognized gains of $23 million in the second quarter of 2003 when a contingency lapsed on a portion of a timberland sale that closed in December 2002, and $57 million in the second quarter of 2005 when a re-evaluation of the consolidation of the SPEs under Interpretation 46R was completed.

NOTE 20. SHAREHOLDERS’ INTEREST

Preferred and Preference Shares    The company is authorized to issue:

•	7,000,000 preferred shares having a par value of $1.00 per share, of which none were issued and outstanding at December 25, 2005, and December 26, 2004; and

•	40,000,000 preference shares having a par value of $1.00 per share, of which none were issued and outstanding at December 25, 2005, and December 26, 2004.

The preferred and preference shares may be issued in one or more series with varying rights and preferences including dividend rates, redemption rights, conversion terms, sinking fund provisions, values in liquidation and voting rights. When issued, the outstanding preferred and preference shares rank senior to outstanding common shares as to dividends and assets available on liquidation.

Common Shares

A reconciliation of common share activity for the three years ended December 25, 2005, is as follows:

	2005	2004	2003
In thousands
Shares outstanding at beginning of year	240,361	220,201	218,950
New shares issued	—	16,676	—
Retraction of exchangeable shares	66	182	10
Stock options exercised	2,885	3,302	1,241
Repurchase of shares	(174)	—	—

Shares outstanding at end of year	243,138	240,361	220,201

Included in the new shares issued in 2004 are 16,675,000 shares of common stock issued by the company on May 4, 2004. The company received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million.

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. As of December 25, 2005, the company had repurchased approximately 174,000 shares of common stock under the program.

Exchangeable Shares     Weyerhaeuser Limited issued 13,565,802 exchangeable shares to common shareholders of MacMillan Bloedel in 1999 as part of the consideration paid to acquire MacMillan Bloedel. No additional shares have been issued. These exchangeable shares are, as nearly as practicable, the economic equivalent of the company’s common shares; i.e., they have the following rights:

•	The right to exchange such shares for common shares of the company on a one-to-one basis.

•	The right to receive dividends, on a per-share basis, in amounts that are the same as, and are payable at the same time as, dividends declared on the company’s common shares.

•	The right to vote at all shareholder meetings at which the company’s shareholders are entitled to vote on the basis of one vote per exchangeable share.

•	The right to participate upon a liquidation event on a pro-rata basis with the holders of the company’s common shares in the distribution of assets of the company.

A reconciliation of exchangeable share activity for the three years ended December 25, 2005, is as follows:

	2005	2004	2003
In thousands
Shares outstanding at beginning of year	2,111	2,293	2,303
Retraction	(66)	(182)	(10)

Shares outstanding at end of year	2,045	2,111	2,293

Cumulative Other Comprehensive Income     The company’s cumulative other comprehensive income includes the following:

	December 25, 2005	December 26, 2004
Dollar amounts in millions
Foreign currency translation adjustments	$347	$238
Additional minimum pension liability adjustments	(99)	(81)
Cash flow hedge fair value adjustments	39	3
Unrealized gains on available-for-sale securities	3	3

	$290	$163

NOTE 21. STOCK-BASED COMPENSATION PLANS

The company’s Long-Term Incentive Compensation Plan (the Plan) was approved at the 2004 Annual Meeting of Shareholders. The Plan provides for the grant of options to purchase the company’s common stock at its market price on the date of grant by certain key officers and other employees of the company and its subsidiaries who are selected from time to time by the Compensation Committee of the Board of Directors. In addition, the Compensation Committee of the Board of Directors may grant to Plan participants restricted stock, stock appreciation rights, performance shares and other equity compensation on terms and conditions set by the Compensation Committee. In each case, equity granted to participants in the Plan must be at market price on the date of grant. As of the effective date of the Plan, shares available for grant under prior plans of the company were canceled. No more than 17 million shares may be issued under the Plan, and participants are eligible to receive in any one calendar year options or stock appreciation rights relating to a maximum of 500,000 shares, or restricted stock, performance shares or other equity grants aggregating a maximum of 200,000 shares. The aggregate number of shares that may be issued as grants other than options or stock appreciation rights may not exceed 20 percent of the authorized number of shares. If all options outstanding at December 25, 2005, including some options that were previously granted under an earlier plan, and all remaining options that could be granted under the Plan were exercised, the company’s common shares would increase by approximately 29 million shares. The term of options granted under the Plan may not exceed 10 years from the grant date. Vesting periods may be set by the Compensation Committee at the time of grant, but options outstanding under the Plan and prior plans are 25 percent vested after one year, 50 percent after two years, 75 percent after three years, and 100 percent after four years.

Stock appreciation rights were issued to former MacMillan Bloedel employees in connection with the company’s acquisition of MacMillan Bloedel in 1999. In addition, stock appreciation rights are granted to certain international employees from time to time. As of December 25, 2005, 970,048 stock appreciation rights were outstanding, with strike prices ranging from $39.41 per right to $65.69 per right. These stock appreciation rights are included in the stock option information presented below.

On April 13, 2004, the company instituted a program to purchase shares from a limited number of employees who had been limited in their ability to sell shares issuable upon exercise of their stock options as a result of trading restrictions the company imposed on such employees. Under this program, the option holders were permitted to effect a cashless exercise of their stock options followed by an immediate sale to the company of the common shares issued on such cashless exercise, so that there would be no market transaction in connection with such exercises. Only those options granted to 21 participating employees on or prior to April 19, 1999, (representing options to purchase 578,486 common shares) were eligible to be exercised under the program. The program resulted in variable accounting treatment for the stock options included in the program through the program’s expiration on April 1, 2005.

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

The compensation expense recognized for all of the incentive plans was $11 million in 2005, $9 million in 2004 and $7 million in 2003.

Changes in the number of options outstanding are summarized as follows:

	2005	2004	2003
Options (in thousands):
Outstanding, beginning of year	15,516	15,692	13,853
Granted	3,478	3,447	3,416
Exercised	(3,107)	(3,516)	(1,402)
Cancelled	(87)	(104)	(172)
Expired	(22)	(3)	(3)

Outstanding, end of year	15,778	15,516	15,692

Exercisable, end of year	7,507	7,676	7,463

Weighted average exercise price:
Outstanding, beginning of year	$56.12	$53.75	$54.26
Granted	63.50	62.81	49.57
Exercised	53.70	52.08	48.61
Cancelled	60.87	57.47	54.70
Expired	58.99	33.39	42.31
Outstanding, end of year	58.19	56.12	53.75

Weighted average grant date fair value of options	$15.58	$16.03	$12.57

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2005	2004	2003
Risk-free interest rate	3.91%	3.11%	2.85%
Expected life	4.7 years	5.0 years	5.3 years
Expected volatility	29.52%	32.02%	34.37%
Expected dividend yield	2.52%	2.55%	3.23%

The following table summarizes information about stock options outstanding at December 25, 2005 (shares in thousands):

Price Range	Options Outstanding	Weighted Average Exercise Price Options Outstanding	Options Exercisable	Weighted Average Exercise Price Options Exercisable	Weighted Average Remaining Contractual Life (years)
$25–$39	51	$34.62	51	$34.62	1.40
$40–$49	2,825	49.12	1,199	48.45	6.80
$50–$69	12,902	60.28	6,257	57.43	6.99

	15,778		7,507

NOTE 22. ACQUISITION

APM    In the fourth quarter of 2004, the company acquired a 67 percent interest in Aracruz Produtos de Madeira S.A. (APM) for $17 million in cash. APM operates a sawmill in Brazil that produces high-value eucalyptus lumber and related appearance wood products. The sawmill has an annual capacity of 23 million board feet.

NOTE 23. DISCONTINUED OPERATIONS

Discontinued operations presented in the consolidated statement of earnings includes the following:

	2005	2004	2003
Dollar amounts in millions
Net sales and revenues	$371	$734	$624

Income from operations	$14	$63	$(19)
Income tax expense	(6)	(35)	4

Net earnings from operations	8	28	(15)
Gain on sale of operations, net of tax	143	—	—

Earnings from discontinued operations, net of tax	$151	$28	$(15)

B.C. Coastal sale

In May 2005, the company sold its B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada. The sale included 635,000 acres (258,000 hectares) of private timberlands and the annual harvesting rights to 3.6 million cubic meters of timber subject to public timber leases. The sale also included five softwood sawmills, with a combined annual production capacity of 690 million board feet, and two remanufacturing facilities. Prior to the sale, the company’s B.C. Coastal operations were included in both the Timberlands and Wood Products segments.

The company recognized a gain on the sale of $110 million, including a tax benefit of $46 million, in the second quarter of 2005 and recognized a pension curtailment charge of $1 million in the third quarter of 2005. The net pretax gain of $63 million is included in contribution to earnings of the Corporate and Other segment in 2005.

The income tax benefit recognized upon the sale of the B.C. Coastal operations includes a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and a current tax expense of $139 million on the taxable gain. Current taxes reflect the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada.

Sale of French Composites Operations

In December 2005, the company sold its French composite panels operations to Financiera Maderera S.A. (FINSA). The sale included two composite panel manufacturing operations with a combined annual capacity of approximately 330 million square feet. Prior to the sale, the company’s French composite panels operations were included in the Corporate and Other segment.

The company recognized a net gain on the sale of $34 million, including a related tax expense of $23 million, in the fourth quarter of 2005. The pretax gain of $57 million is included in contribution to earnings of the Corporate and Other segment in 2005.

NOTE 24. SUBSEQUENT EVENT

On February 10, 2006, Weyerhaeuser Real Estate Company acquired Maracay Homes Arizona I, LLC, a privately-held homebuilder located in Phoenix, Arizona.

NOTE 25. BUSINESS SEGMENTS

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s business segments are:

•	Timberlands, which includes logs, chips and timber.

•	Wood Products, which includes softwood lumber, plywood, veneer, composite panels, OSB, hardwood lumber, engineered lumber, raw materials and building materials distribution.

•	Cellulose Fiber and White Papers, which includes pulp, paper and liquid packaging board.

•	Containerboard, Packaging and Recycling.

•	Real Estate and Related Assets.

•	Corporate and Other.

As disclosed in Note 23: Discontinued Operations, the company sold its B.C. Coastal operations in the second quarter of 2005 and sold its French composites operations in the fourth quarter of 2005. The segment data below includes the activities of the B.C. Coastal operations in the Timberlands and Wood Products segments. The activities of the French composites operations are included in the Corporate and Other segment. The pretax gains of $63 million on the B.C. Coastal sale and $57 million on the French composites sale are both included in the Corporate and Other segment in 2005.

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

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	2005	2004	2003
For the three-year period ended December 25, 2005 (Dollar amounts in millions)
Sales to and revenues from unaffiliated customers:
Timberlands	$1,047	$1,102	$994
Wood Products	9,395	9,843	8,185
Cellulose Fiber and White Papers	4,336	4,115	3,851
Containerboard, Packaging and Recycling	4,707	4,535	4,322
Real Estate and Related Assets	2,915	2,495	2,029
Corporate and Other	600	575	492

	23,000	22,665	19,873
Less sales of discontinued operations (Note 23)	(371)	(734)	(624)

	$22,629	$21,931	$19,249

Intersegment sales:
Timberlands	$1,794	$1,622	$1,605
Wood Products	326	331	301
Cellulose Fiber and White Papers	47	59	50
Containerboard, Packaging and Recycling	81	63	49
Corporate and Other	20	14	13

	2,268	2,089	2,018

Total sales and revenues	24,897	24,020	21,267
Intersegment eliminations	(2,268)	(2,089)	(2,018)

	$22,629	$21,931	$19,249

Contribution (charge) to earnings:
Timberlands	$784	$1,027	$777
Wood Products	485	1,055	59
Cellulose Fiber and White Papers	(444)	104	(82)
Containerboard, Packaging and Recycling	(5)	249	262
Real Estate and Related Assets	734	610	392
Corporate and Other	216	(271)	(176)

	1,770	2,774	1,232
Interest expense (Weyerhaeuser only)	(739)	(838)	(815)
Less capitalized interest (Weyerhaeuser only)	9	9	19

Earnings before income taxes and cumulative effect
of a change in accounting principle	1,040	1,945	436
Income taxes (continuing and discontinued operations)	(307)	(662)	(148)

Earnings before cumulative effect of a change in accounting principle	733	1,283	288
Cumulative effect of a change in accounting principle	—	—	(11)

	$733	$1,283	$277

	2005	2004	2003
For the three-year period ended December 25, 2005 (Dollar amounts in millions)
Depreciation, depletion and amortization:
Timberlands	$122	$124	$123
Wood Products	321	334	344
Cellulose Fiber and White Papers	485	459	449
Containerboard, Packaging and Recycling	310	321	326
Real Estate and Related Assets	16	14	11
Corporate and Other	83	70	65

	1,337	1,322	1,318
Less discontinued operations	(14)	(45)	(42)

	$1,323	$1,277	$1,276

Charges for integration and restructuring:
Timberlands	$1	$3	$2
Wood Products	10	—	7
Cellulose Fiber and White Papers	5	16	30
Containerboard, Packaging and Recycling	—	—	1
Corporate and Other	5	20	63

	$21	$39	$103

Charges for closure of facilities:
Timberlands	$6	$—	$—
Wood Products	99	2	78
Cellulose Fiber and White Papers	449	—	32
Containerboard, Packaging and Recycling	137	12	17
Corp and Other	4	—	—

	695	14	127
Less (charges) credits of discontinued operations	(2)	3	(4)

	$693	$17	$123

Equity in income (loss) of equity affiliates and unconsolidated entities:
Wood Products	$(5)	$(5)	$(3)
Cellulose Fiber and White Papers	13	8	(6)
Containerboard, Packaging and Recycling	—	—	(1)
Real Estate and Related Assets	57	52	20
Corporate and Other	(14)	11	4

	$51	$66	$14

Capital expenditures:
Timberlands	$59	$55	$58
Wood Products	161	147	145
Cellulose Fiber and White Papers	317	154	290
Containerboard, Packaging and Recycling	221	85	86
Real Estate and Related Assets	18	18	16
Corporate and Other	117	63	47

	$893	$522	$642

Investments in and advances to equity affiliates and unconsolidated entities:
Wood Products	$5	$6	$7
Cellulose Fiber and White Papers	181	171	165
Containerboard, Packaging and Recycling	—	—	7
Real Estate and Related Assets (less reserves)	61	59	38
Corporate and Other	300	312	367

	$547	$548	$584

	2005	2004	2003
Assets:
Timberlands	$4,169	$4,967	$4,994
Wood Products	4,319	4,871	4,863
Cellulose Fiber and White Papers	7,216	7,430	7,604
Containerboard, Packaging and Recycling	5,309	5,532	5,834
Real Estate and Related Assets	2,907	2,472	2,004
Corporate and Other	5,836	5,739	4,003

	29,756	31,011	29,302
Less: Intersegment eliminations	(1,527)	(1,057)	(703)

	$28,229	$29,954	$28,599

NOTE 26. GEOGRAPHICAL AREAS

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

Selected information related to the company’s operations by geographical area is as follows:

	2005	2004	2003
For the three-year period ended December 25, 2005 (Dollar amounts in millions)
Sales to and revenues from unaffiliated customers:
United States	$18,963	$18,266	$16,052
Japan	706	760	658
Canada	1,245	1,315	1,135
Europe	672	627	580
Other foreign countries	1,043	963	824

	$22,629	$21,931	$19,249

Export sales from the United States:
Japan	$615	$661	$575
Other	1,140	1,090	983

	$1,755	$1,751	$1,558

	2005	2004	2003
For the three-year period ended December 25, 2005 (Dollar amounts in millions)
Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle:
United States	$1,664	$1,642	$514
Foreign countries	(758)	240	(59)

	$906	$1,882	$455

Long-lived assets:
United States	$15,100	$15,534	$16,183
Canada	2,429	2,841	2,833
Other foreign countries	201	283	225

	$17,730	$18,658	$19,241

NOTE 27. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Dollar amounts in millions except per-share figures
Net sales and revenues:
2005	$5,371	$5,808	$5,582	$5,868	$22,629
2004	4,887	5,703	5,656	5,685	21,931
Operating income:
2005	521	670	436	(268)	1,359
2004	342	716	1,026	506	2,590
Earnings from continuing operations before income taxes:
2005	367	528	409	(398)	906
2004	173	540	866	303	1,882
Net earnings:
2005	239	420	285	(211)	733
2004	121	369	594	199	1,283
Basic net earnings per share:
2005	0.98	1.72	1.16	(0.86)	3.00
2004	0.54	1.57	2.46	0.82	5.45
Diluted net earnings per share:
2005	0.98	1.71	1.16	(0.86)	2.98
2004	0.54	1.57	2.45	0.82	5.43
Dividends per share:
2005	0.40	0.50	0.50	0.50	1.90
2004	0.40	0.40	0.40	0.40	1.60
Market prices — high/low:
2005	69.39-62.02	71.52-62.86	68.98-63.42	68.75-61.12	71.52-61.12
2004	66.76-60.00	67.80-56.04	65.19-58.57	67.86-59.94	67.86-56.04

Earnings per share for the full year 2005 and 2004 do not equal the sum of the respective earnings per share for the four quarters of 2005 and 2004 in all instances because of common share activity during the respective years.

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

Changes In Internal Controls

In the first quarter of 2005, the company began the first phase of implementation in a multi-year effort to upgrade the technology supporting the company’s financial systems. As part of this effort, the following changes were made during the fourth quarter of 2005:

•	The company continued its conversion to a new general ledger system through the implementation of unit accounting functionality and financial reporting tools in additional businesses and individual operating units.

•	The company completed the deployment of upgraded versions of the sales, product tracking and inventory/sales reporting systems in the fine paper business.

These implementations resulted in certain changes to business processes and internal controls impacting financial reporting. In addition, certain accounting processes are being centralized in connection with the upgrade of the technology supporting the company’s financial systems. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the new system software to individuals using the new systems to carry out their job responsibilities as well as those who rely on the financial information. Additionally, oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management.

No other changes occurred in the company’s internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

OTHER INFORMATION

On October 4, 2005, the company announced an indefinite closure of the pulp and paper mill in Prince Albert, Saskatchewan. The Prince Albert paper mill was permanently closed in January 2006. The Prince Albert pulp mill is being offered for sale and will continue operating until spring 2006 to minimize risk of damage caused by cold winter weather. The Big River sawmill sells chips and hog fuel to the Prince Albert pulp mill and is not expected to have a market for such residuals if the Prince Albert pulp mill were to close.

As disclosed in Form 8-K dated December 15, 2005, the company estimated that the pretax charges required for the Prince Albert pulp and paper mill and the Big River sawmill would be $361 million to $367 million. In connection with the preparation of its financial statements for the year ended December 25, 2005, the company reassessed the probability of the sale of the pulp mill and concluded that additional charges of $100 million, including impairment charges of $71 million and termination benefits of $29 million, were required. As a result, in the fourth quarter of 2005, the company recognized total pretax impairment charges of $429 million and total charges for termination benefits that will likely require future cash expenditures of approximately $38 million for the Prince Albert pulp and paper mill and the Big River sawmill.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the company included under the headings “Nominees for Election — Terms Expire in 2009,” “Continuing Directors — Terms Expire in 2007” and “Continuing Directors — Terms Expire in 2008” in the Notice of 2006 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 20, 2006, is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of 2006 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 20, 2006, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Party Transactions” and “Change in Control and Severance Agreements” is incorporated herein by reference.

The executive officers of the company are as follows:

Name	Title	Age
Lee T. Alford	Senior Vice President	58
Ernesta Ballard	Senior Vice President	60
Marvin D. Cooper	Senior Vice President	62
William R. Corbin	Executive Vice President	65
Robert A. Dowdy	Senior Vice President	64
Daniel S. Fulton	President, Weyerhaeuser Real Estate Company	57
Thomas F. Gideon	Senior Vice President	54
Richard E. Hanson	Executive Vice President	62
Michael A. Jackson	Senior Vice President	57
James R. Keller	Senior Vice President	55
Sandy D. McDade	Senior Vice President	54
Susan M. Mersereau	Senior Vice President	59
Craig D. Neeser	Senior Vice President	51
Edward P. Rogel	Senior Vice President	59
Steven R. Rogel	President & CEO	63
Richard J. Taggart	Executive Vice President	63
George H. Weyerhaeuser, Jr.	Senior Vice President	52

Lee T. Alford     has been senior vice president, Residential Wood Products since 2004. He was vice president, Softwood Lumber from 2002 to 2004; vice president, Southern Timberlands from 1999 to 2002; and vice president, Mississippi/Louisiana Operations from 1996, when he joined the company, to 1999. Prior to joining the company, he held various management positions with several forest products companies, including Cavenham Forest Industries; Duke City Lumber Company, Inc.; and Crown Zellerbach.

Ernesta Ballard     has been senior vice president, Corporate Affairs since 2004 when she joined the company. She served as commissioner, Department of Environmental Conservation for the State of Alaska from 2002 to 2004; president, Ballard & Associates (consulting firm) from 1994 to 2002; chief executive officer, Cape Fox Corp. (Alaska Native Village corporation) from 1989 to 1994; and regional administrator, Region 10, U.S. Environmental Protection Agency from 1983 to 1986. In 1997 she was appointed to serve on the board of governors of the U.S. Postal Service.

Marvin D. Cooper     has been senior vice president, Cellulose Fiber, White Papers and Containerboard Manufacturing and Engineering since 2002. Prior to joining the company, he was executive vice president, Pulp and Paper Mills, for Willamette Industries, Inc. from 1998 until 2002 when Willamette was acquired by the company. He was senior vice president, Pulp and Paper Mills for Willamette from 1997 to 1998. Prior to 1997, he held a number of management positions at Willamette in its pulp and fine paper businesses. He joined Willamette in 1980.

William R. Corbin     was executive vice president, Industrial Wood Products and International Business Groups from 2004 until he retired in February 2006. He was executive vice president, Wood Products from 1999 to 2004; executive vice president, Timberlands and Distribution, from 1995 to 1999; and executive vice president, Wood Products from 1992, when he joined the company, to 1995.

Robert A. Dowdy    has been senior vice president and general counsel since 2004 and was vice president, general counsel from 1997 to 2004. He joined Weyerhaeuser in 1972 and held various legal positions with the company prior to 1997.

Daniel S. Fulton    has been president of Weyerhaeuser Real Estate Company, a subsidiary of the company, since 2001. He was president and chief executive officer of Weyerhaeuser Realty Investors, Inc., a subsidiary of the company, from 1998 to 2000; its chief operating officer from 1996 to 1997; and its chief investment officer from 1994 to 1995. He joined Weyerhaeuser in 1975 and has held various management and investment positions with the company and its subsidiaries.

Thomas F. Gideon    has been senior vice president, Timberlands since February 2005. He joined Weyerhaeuser in 1978 and held numerous human resources positions in Wood Products before moving into Western Timberlands in 1996. He assumed the role of director of sales and marketing for Western Timberlands in 1998 and became vice president in early 2003.

Richard E. Hanson    has been executive vice president and chief operating officer since 2003. He was executive vice president, Timberlands from 2002 to 2003 and was senior vice president, Timberlands, from 1999 to 2002. He was vice president, Western Timberlands from 1996 to 1998. He joined Weyerhaeuser in 1969 and has held numerous management positions in timberlands, wood products and paper businesses.

Michael A. Jackson    has been senior vice president, Cellulose Fiber and White Papers since 2004. He was vice president, Fine Paper from 2002 to 2004; vice president, Business Papers from 2000 to 2002; vice president, Recycling from 1998 to 2000; and vice president, quality/human resources for Containerboard Packaging from 1993 to 1998. He joined the company in 1977 and held a number of sales and management roles.

James R. Keller    has been senior vice president, Containerboard, Packaging and Recycling since 2002. From 1997 to 2002, he was vice president and general manager, Containerboard, Packaging and Recycling. He joined Weyerhaeuser in 1974 and has held numerous management positions in containerboard, newsprint and liquid packaging board, shipping containers and timberlands.

Sandy D. McDade    has been senior vice president, Industrial Wood Products and International since October 2005. He was senior vice president, Canada from 2003 to 2005; vice president, Strategic Planning from 2000 to 2003, and corporate secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.

Susan M. Mersereau    has been senior vice president, Information Technology and Chief Information Officer since 2003. She was vice president, Organizational Effectiveness for Containerboard, Packaging and Recycling from 1998 to 2003; vice president, Business Services and Aviation from 1992 to 1998; and vice president, Weyerhaeuser Information Systems from 1988 to 1992. She joined Weyerhaeuser in 1980 as a program manager and has held various information system management positions.

Craig D. Neeser    has been senior vice president, Canada since August 2005. He was vice president, British Columbia from 2003 to 2005, and was Vice President, BC Coastal Group from 1999 to 2003. He joined Weyerhaeuser in 1999 with the company’s acquisition of MacMillan Bloedel. He began his career with MacMillan Bloedel in 1977 and has held leadership positions in manufacturing, timberlands and marketing management.

Edward P. Rogel    has been senior vice president, Human Resources since 2003. He was vice president, Human Resources Operations from 2000 to 2003. He joined Weyerhaeuser in 1969 and has held numerous human resources positions with Weyerhaeuser in timberlands, wood products and pulp businesses, in addition to holding corporate-wide responsibilities.

Steven R. Rogel    has been the company’s president and chief executive officer since 1997. He has been a director of the company since 1997 and has been chairman of the board since 1999. Prior to joining the company, he served as the president and chief executive officer of Willamette Industries, Inc. from 1995 to 1997, and as its president and chief operating officer from 1991 to 1995. He is a director of the Kroger Company and Union Pacific Corporation, and serves on the National Executive Board Boy Scouts of America. He is the former Chairman of the American Forest & Paper Association, and the National Council for Air and Stream Improvement, Inc.

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

George H. Weyerhaeuser, Jr.    has been senior vice president, Technology since 1998 and was president and chief executive officer of Weyerhaeuser Canada Ltd., a subsidiary of the company, from 1993 to 1998. From 1990 to 1993, he was vice president, Manufacturing, Pulp, Paper and Packaging. He joined Weyerhaeuser in 1978 and has held various positions, including sawmill supervisor, vice president and mill manager for Containerboard, Pulp, Paper and Packaging.

Audit Committee Financial Expert

As of December 25, 2005, the Audit Committee of the Board of Directors consisted of Robert J. Herbold, Martha R. Ingram, Donald F. Mazankowski and D. Michael Steuert. Mr. Herbold retired as a director as of the board meeting on February 16, 2006. Each member is independent as defined under the New York Stock Exchange rules. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that Mr. Steuert is an “audit committee financial expert” as defined by SEC rules.

EXECUTIVE COMPENSATION

Information with respect to executive compensation contained in the Notice of 2006 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 20, 2006, under the headings “Directors’ Compensation,” “Compensation Committee Report on Executive Management Compensation,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2006 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 20, 2006, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with regard to certain relationships and related transactions contained in the Notice of 2006 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 20, 2006, under the headings “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services in the Notice of 2006 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 20, 2006, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

CORPORATE GOVERNANCE MATTERS

Code of Ethics

The company has adopted a code of ethics that applies to all employees, including the principal executive officer, principal financial officer and principal accounting officer. The code of ethics was amended on December 15, 2005, and a copy is incorporated in the exhibits to this 10-K by reference and is available on the company’s website at www.weyerhaeuser.com. A copy of the code of ethics is available upon request.

Corporate Governance Guidelines

The company has adopted corporate governance guidelines. The company’s corporate governance guidelines are available on the company’s website at www.weyerhaeuser.com. A copy of the corporate governance guidelines is available upon request.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedule	Page Number(s) in Form 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	99
Schedule II – Valuation and Qualifying Accounts	100

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in “Financial Statements and Supplementary Data” above.

EXHIBITS

3	–	(i) Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825) (ii) Bylaws

10	–	Material Contracts

(a)    Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)

(b)    Arrangement with Marvin D. Cooper (incorporated by reference to 2002 Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 – Commission File Number 1-4825)

(c)    Form of Executive Change of Control Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(d)    Form of Executive Severance Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(e)    Form of Executive Change of Control Agreement (Weyerhaeuser Company Limited and Weyerhaeuser Company) (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(f)     Weyerhaeuser Company Long-Term Incentive Compensation Plan approved by shareholders on April 13, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 – Commission File Number 1-4825)

(g)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(h)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Plan Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(i)     Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(j)     Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Tandem SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(k)    Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 25, 2005 – Commission File Number 1-4825)

(l)     Weyerhaeuser Company Comprehensive Incentive Compensation Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

(m)   Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

(n)    Compensation for Directors (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 25, 2005 — Commission File Number 1-4825)

(o)    Fee Deferral Plan for Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

(p)    Fee Deferral Plan for Canadian Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

(q)    Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of March 26, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents, as amended by the First Amendment to Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of October 23, 2003 (incorporated by reference to 2003 Form 10-K filed with the Securities and Exchange Commission on March 5, 2004 – Commission File Number 1-4825).

(r)     Five Year Revolving Credit Facility Agreement, dated as of March 23, 2004, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, with JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, LTD., as Documentation Agents, Morgan Stanley Bank, as Co-Documentation Agent, and the lenders, swing line banks and initial fronting banks named therein (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 25, 2005 — Commission File Number 1-4825)

(s)     Asset Purchase Agreement dated as of February 17, 2005, between Coastal Acquisition LTD and Weyerhaeuser Company Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005 – Commission File Number 1-4825)

12	–	Statements regarding computation of ratios

14	–	Code of Business Conduct and Ethics (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 — Commission File Number 1-4825)

21	–	Subsidiaries of the Registrant

23	–	Consent of Independent Registered Public Accounting Firm

31	–	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	–	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2006.

WEYERHAEUSER COMPANY

/s/ STEVEN R. ROGEL
Steven R. Rogel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 21, 2006.

/s/ STEVEN R. ROGEL	/s/ ARNOLD G. LANGBO
Steven R. Rogel Principal Executive Officer, Director and Chairman of the Board	Arnold G. Langbo Director

/s/ RICHARD J. TAGGART
Richard J. Taggart Principal Financial Officer	Donald F. Mazankowski Director

/s/ STEVEN J. HILLYARD	/s/ N. W. PIASECKI
Steven J. Hillyard Principal Accounting Officer	Nicole W. Piasecki Director

/s/ RICHARD F. HASKAYNE	/s/ RICHARD H. SINKFIELD
Richard F. Haskayne Director	Richard H. Sinkfield Director

/s/ MARTHA R. INGRAM	/s/ D. MICHAEL STEUERT
Martha R. Ingram Director	D. Michael Steuert Director

/s/ JOHN I. KIECKHEFER	/s/ JAMES N. SULLIVAN
John I. Kieckhefer Director	James N. Sullivan Director

/s/ CHARLES R. WILLIAMSON
Charles R. Williamson Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

Under date of February 21, 2006, we reported on the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 25, 2005, and December 26, 2004, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 25, 2005, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in 2003. Also, as discussed in Note 3 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, in 2004.

/s/ KPMG LLP

Seattle, Washington

February 21, 2006

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation And Qualifying Accounts

For the three years ended December 25, 2005

Dollar amounts in millions

Description	Balance at Beginning of Period	Charged to Income	Deductions From/ (Additions to) Reserve	Balance at End of Period
Weyerhaeuser
Reserve deducted from related asset accounts:
Doubtful accounts — Accounts receivable
2005	$17	$6	$8	$15

2004	$16	$11	$10	$17

2003	$13	$14	$11	$16

Real Estate and Related Assets
Reserves and allowances deducted from related asset accounts:

Receivables
2005	$4	$—	$1	$3

2004	$6	$—	$2	$4

2003	$6	$3	$3	$6

Mortgage-related financial instruments
2005	$—	$—	$—	$—

2004	$—	$—	$—	$—

2003	$1	$—	$1	$—

Investments in unconsolidated entities held as assets
2005	$3	$1	$—	$4

2004	$3	$—	$—	$3

2003	$3	$1	$1	$3

EXHIBIT INDEX

Exhibits:

3	–	(i) Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825) (ii) Bylaws

10	–	Material Contracts

(a)    Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)

(b)    Arrangement with Marvin D. Cooper (incorporated by reference to 2002 Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 – Commission File Number 1-4825)

(c)    Form of Executive Change of Control Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(d)    Form of Executive Severance Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(e)    Form of Executive Change of Control Agreement (Weyerhaeuser Company Limited and Weyerhaeuser Company) (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(f)     Weyerhaeuser Company Long-Term Incentive Compensation Plan approved by shareholders on April 13, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 – Commission File Number 1-4825)

(g)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(h)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Plan Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(i)     Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(j)     Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Tandem SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(k)    Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 25, 2005 – Commission File Number 1-4825)

(l)     Weyerhaeuser Company Comprehensive Incentive Compensation Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

(m)   Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

(n)    Compensation for Directors (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 25, 2005 — Commission File Number 1-4825)

(o)    Fee Deferral Plan for Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

(p)    Fee Deferral Plan for Canadian Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

(q)    Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of March 26, 2002, among Weyerhaeuser Company, the Lenders named therein, JPMorgan Chase Bank, as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Tokyo-Mitsubishi, Ltd. and Deutsche Banc Alex. Brown Inc., as co-documentation agents, as amended by the First Amendment to Amended and Restated Competitive Advance and Revolving Credit Facility Agreement, dated as of October 23, 2003 (incorporated by reference to 2003 Form 10-K filed with the Securities and Exchange Commission on March 5, 2004 – Commission File Number 1-4825).

(r)     Five Year Revolving Credit Facility Agreement, dated as of March 23, 2004, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, with JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi, LTD., as Documentation Agents, Morgan Stanley Bank, as Co-Documentation Agent, and the lenders, swing line banks and initial fronting banks named therein (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 25, 2005 — Commission File Number 1-4825)

(s)     Asset Purchase Agreement dated as of February 17, 2005, between Coastal Acquisition LTD and Weyerhaeuser Company Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005 – Commission File Number 1-4825)

12	–	Statements regarding computation of ratios

14	–	Code of Business Conduct and Ethics (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 – Commission File 1-4825)

21	–	Subsidiaries of the Registrant

23	–	Consent of Independent Registered Public Accounting Firm

31	–	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	–	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)