Form 10-Q
period 2006-03-26
WEYERHAEUSER CO
filed 2006-05-04
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 26, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☒                  Accelerated filer   ☐                  Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s class of common stock, as of April 28, 2006, was 246,226,484 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Index to Form 10-Q Filing

For the thirteen weeks ended March 26, 2006

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 25, 2005. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ended March 26, 2006, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

By	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

May 4, 2006

PART 1	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

For the thirteen-week periods ended March 26, 2006 and March 27, 2005

(Dollar amounts in millions except per-share figures)

(Unaudited)

	March 26, 2006	March 27, 2005
Net sales and revenues:
Weyerhaeuser	$4,686	$4,716
Real Estate and Related Assets	690	655

Total net sales and revenues	5,376	5,371

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,719	3,621
Depreciation, depletion and amortization	312	323
Selling expenses	111	117
General and administrative expenses	257	222
Research and development expenses	16	14
Taxes other than payroll and income taxes	44	46
Charges for closure of facilities (Note 7)	1	5
Impairment of goodwill (Note 8)	746	—
Other operating costs, net (Note 9)	30	14

	5,236	4,362

Real Estate and Related Assets:
Costs and operating expenses	481	426
Depreciation and amortization	3	3
Selling expenses	37	33
General and administrative expenses	30	24
Taxes other than payroll and income taxes	1	1
Other operating costs, net	(3)	—

	549	487

Total costs and expenses	5,785	4,849

Operating income (loss)	(409)	522
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(152)	(196)
Less: interest capitalized	16	—
Interest income and other	19	27
Equity in income of affiliates	3	—
Real Estate and Related Assets:
Interest expense incurred	(14)	(14)
Less: interest capitalized	14	14
Interest income and other	10	5
Equity in income of unconsolidated entities	21	10

Earnings (loss) before income taxes	(492)	368
Income taxes (Note 8)	(88)	(129)

Net earnings (loss)	$(580)	$239

Basic and diluted net earnings (loss) per share (Note 4)	$(2.36)	$0.98

Dividends paid per share	$0.50	$0.40

See Accompanying Notes to Consolidated Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 26, 2006 and December 25, 2005

(Dollar amounts in millions)

(Unaudited)

	March 26, 2006	Dec. 25, 2005
Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$105	$818
Receivables, less allowances	1,828	1,727
Inventories (Note 11)	2,068	1,917
Prepaid expenses	433	414

Total current assets	4,434	4,876
Property and equipment, net	10,285	10,510
Construction in progress	648	533
Timber and timberlands at cost, less depletion charged to disposals	3,702	3,705
Investments in and advances to equity affiliates	475	486
Goodwill (Note 8)	2,235	2,982
Deferred pension and other assets	1,284	1,314
Restricted assets held by special purpose entities (Note 10)	914	916

	23,977	25,322

Real Estate and Related Assets
Cash and cash equivalents	39	286
Receivables, less discounts and allowances	143	42
Real estate in process of development and for sale	1,341	1,055
Land being processed for development	1,298	1,037
Investments in unconsolidated entities, less reserves	60	61
Other assets	353	296
Consolidated assets not owned (Note 10)	170	130

	3,404	2,907

Total assets	$27,381	$28,229

See Accompanying Notes to Consolidated Financial Statements

	March 26, 2006	Dec. 25, 2005
Liabilities and Shareholders’ Interest
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper	$1	$3
Current maturities of long-term debt	699	389
Accounts payable	1,193	1,241
Accrued liabilities	1,253	1,622

Total current liabilities	3,146	3,255
Long-term debt	6,938	7,404
Deferred income taxes	4,001	4,035
Deferred pension, other postretirement benefits and other liabilities	1,651	1,591
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 10)	763	764
Commitments and contingencies (Note 12)

	16,499	17,049

Real Estate and Related Assets
Notes payable and commercial paper	63	3
Long-term debt	878	851
Other liabilities	568	417
Consolidated liabilities not owned (Note 10)	144	109
Commitments and contingencies (Note 12)

	1,653	1,380

Total liabilities	18,152	18,429

Shareholders’ interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 245,520,080 and 243,138,423 shares	307	304
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,035,315 and 2,045,315	138	139
Other capital	4,381	4,227
Retained earnings	4,137	4,840
Accumulated other comprehensive income	266	290

Total shareholders’ interest	9,229	9,800

Total liabilities and shareholders’ interest	$27,381	$28,229

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the thirteen-week periods ended March 26, 2006 and March 27, 2005

(Dollar amounts in millions)

(Unaudited)

	Consolidated		Weyerhaeuser		Real Estate and Related Assets
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Cash flows from operations:
Net earnings (loss)	$(580)	$239	$(690)	$125	$110	$114
Noncash charges (credits):
Depreciation, depletion and amortization	315	334	312	331	3	3
Deferred income taxes, net	(16)	(14)	(13)	(6)	(3)	(8)
Pension and other postretirement benefits expense (Note 5)	31	50	30	49	1	1
Share-based compensation expense (Note 3)	21	2	21	2	—	—
Equity in income of affiliates and unconsolidated entities	(24)	(10)	(3)	—	(21)	(10)
Charges for litigation (Note 12)	—	12	—	12	—	—
Impairment of goodwill (Note 8)	746	—	746	—	—	—
Gain on disposition of assets	(2)	(1)	(2)	(1)	—	—
Foreign exchange (gains) losses (Note 9)	26	(13)	26	(13)	—	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(201)	(290)	(101)	(273)	(100)	(17)
Inventories, real estate and land	(274)	(267)	(152)	(216)	(122)	(51)
Prepaid expenses	(31)	(41)	(23)	(42)	(8)	1
Accounts payable and accrued liabilities	(255)	(179)	(357)	(160)	102	(19)
Other	(57)	(49)	(3)	(11)	(54)	(38)

Net cash from operations	(301)	(227)	(209)	(203)	(92)	(24)

Cash flows from investing activities:
Property and equipment	(189)	(119)	(182)	(117)	(7)	(2)
Timberlands reforestation	(12)	(12)	(12)	(12)	—	—
Acquisition of timberlands	(13)	(4)	(13)	(4)	—	—
Acquisition of a business, net of cash acquired	(213)	—	—	—	(213)	—
Net distributions from (investments in) equity affiliates	10	8	2	(1)	8	9
Proceeds from sales of property, equipment and other assets	2	6	2	6	—	—
Intercompany advances	—	—	(114)	104	114	(104)
Other	15	(1)	15	(1)	—	—

Net cash from investing activities	(400)	(122)	(302)	(25)	(98)	(97)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facility, net	(17)	(7)	(68)	19	51	(26)
Cash dividends	(123)	(97)	(123)	(97)	—	—
Payments on debt	(266)	(405)	(158)	(404)	(108)	(1)
Exercise of stock options	131	71	131	71	—	—
Excess tax benefits from share-based payment arrangements (Note 3)	13	—	13	—	—	—
Other	3	(3)	3	(3)	—	—

Net cash from financing activities	(259)	(441)	(202)	(414)	(57)	(27)

Net change in cash and cash equivalents	(960)	(790)	(713)	(642)	(247)	(148)
Cash and cash equivalents at beginning of period	1,104	1,197	818	1,044	286	153

Cash and cash equivalents at end of period	$144	$407	$105	$402	$39	$5

Cash paid during the period for:
Interest, net of amount capitalized	$213	$293	$213	$293	$—	$—

Income taxes	$196	$113	$196	$81	$—	$32

See Accompanying Notes to Consolidated Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen-week periods ended March 26, 2006 and March 27, 2005

(Unaudited)

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries, and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. All significant intercompany transactions and balances have been eliminated. Investments in and advances to unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

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

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the company’s financial position, results of operations, and cash flows for the interim periods presented. Except as otherwise disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; as such certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the company’s Annual Report on Form 10-K for the year ended December 25, 2005.

Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net earnings (loss) or shareholders’ interest.

Note 2: Accounting Pronouncements Implemented

Accounting for Share-Based Compensation

The company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R) as of the beginning of fiscal year 2006. Statement 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Upon adoption, Statement 123R requires the fair value of employee awards issued, modified, repurchased or cancelled to be measured as of the grant dates. The resulting cost is then recognized in the statement of earnings over the required service period. See Note 3: Share-Based Employee Compensation for additional information including the effects of adopting Statement 123R.

Accounting for Inventory Costs

The company also adopted FASB Statement of Financial Accounting Standards No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (Statement 151) as of the beginning of fiscal year 2006. Statement 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. The effects of adopting Statement 151 were immaterial to the company’s financial position and results of operations.

Note 3: Share-Based Employee Compensation

The company’s Long-Term Incentive Compensation Plan (the Plan) provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance share units. The exercise price of stock options and stock appreciation rights granted under the Plan are required to be at market price on the date of grant. No more than 17 million shares plus up to 1,939,181 shares subject to outstanding awards under prior plans that cease to be subject to such awards, may be issued under the Plan. The aggregate number of shares that may be issued as grants other than stock options or stock appreciation rights may not exceed 3,400,000. Participants are eligible to receive in any one calendar year stock options or stock appreciation rights relating to a maximum of 500,000 shares, or restricted stock, restricted stock units, performance shares, performance share units or other equity grants aggregating a maximum of 200,000 shares. Each year the Compensation Committee of the Board of Directors (the Committee) establishes an overall pool of stock awards available for grant in any given year based on performance. For stock-settled awards, the company issues new stock into the marketplace and generally does not repurchase shares in connection with the issuance of new awards. Prior to 2006, only stock options and stock appreciation rights had been issued under the Plan. In 2006, the company also issued restricted stock units and performance share units under the Plan.

In December 2004, the FASB issued Statement 123R, which revises Statement 123 and supersedes APB 25. Statement 123R eliminates the alternative of using the intrinsic value method of accounting for share-based awards that was provided under APB 25. Under APB 25, the company generally did not recognize compensation expense related to the issuance of stock options; however, compensation expense was recognized related to changes in the intrinsic value of stock appreciation rights issued under the Plan. Statement 123R establishes a fair-value-based measurement of share-based awards and requires that the cost of these awards be recognized in the company’s financial statements. The cost is recognized in the statement of earnings over the period from the date of grant to the date when the award is no longer contingent upon the employee providing additional service (the required service period). For awards that vest upon retirement, the required service period does not extend beyond the date an employee is eligible for retirement, including early retirement, and this situation can result in compensation expense being recognized over a period less than the stated vesting period.

The company adopted Statement 123R as of the beginning of fiscal year 2006, using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to adoption of Statement 123R, the company defined the past year as the service period for purposes of applying the fair value recognition provisions of Statement 123, and share-based employee compensation expense was recognized in the company’s pro forma disclosures in accordance with Statement 123 as of the option grant dates. Therefore, under the modified prospective method, no additional compensation expense will be recognized in the company’s statement of earnings related to equity-classified awards issued prior to 2006, unless those awards are subsequently modified.

Share-based compensation expense recognized in the first quarter of 2006 for all share-based awards was $21 million, which included a $6 million charge for the cumulative effect to revalue the liability for stock appreciation rights as of December 25, 2005, from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards. Total compensation expense recognized in the first quarter of 2005 for share-based awards was $2 million. The total income tax benefit recognized in the statement of earnings for share-based awards in the first quarter of 2006 was $15 million. There was no comparable tax benefit recognized in the first quarter of 2005. Statement 123R requires the benefits of tax deductions in excess of the compensation cost recognized for share-based awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis on the consolidated statement of cash flows. The company realized $13 million in excess tax benefits from share-based payment arrangements in the first quarter of 2006, which is shown as “Excess tax benefits from share-based payment arrangements” on the consolidated statement of cash flows. As of March 26, 2006, there was approximately $46 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following table illustrates the effect on net earnings and net earnings per share as if the company had applied the fair value recognition provisions of Statement 123 to share-based employee compensation. For awards issued to prior to 2006, the company defined the prior year as the service period for purposes of applying the fair value recognition provisions of Statement 123. As a result, share-based employee compensation expense is reflected as of the option grant dates in the following table.

Dollar amounts in millions	Thirteen weeks ended March 27, 2005
Net earnings as reported	$239
Less: incremental share-based employee compensation expense determined under fair value-based method, net of related tax effects	(33)

Pro forma net earnings	$206

Net earnings per share:
Basic and diluted —as reported	$0.98
Basic and diluted —pro forma	$0.85

Disclosures for the period ended March 26, 2006, are not presented because the amounts are recognized in the consolidated financial statements. In addition, disclosures reflecting what 2006 results would have been if the provisions of Statement 123 had been applied have not been provided, as the results would not be comparable. Because the company considered all awards issued prior to the adoption of Statement 123R to have been for prior services, the full value of all 2006 awards would have been expensed at the time of grant rather than over the required service period and would not provide a meaningful comparison to actual results for 2006.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the company’s stock at the date of grant. Stock option awards generally vest ratably over four years of continuous service and have 10-year contractual terms. The Committee has determined that awards will continue to vest following retirement for employees who have attained at least 10 years of service and are age 55 through 61. Awards will vest upon retirement for employees who have attained at least 10 years of service and are age 62 or older, or who retire at age 65 or older. For awards granted in 2006 and thereafter, the share-based compensation expense for individuals meeting the retirement eligibility requirements, or who will meet the age and service requirements within the four-year vesting period, is recognized over a required service period that is less than the stated four-year vesting period.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes based option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the company’s stock, historical volatility of the company’s stock, and other factors. The company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of a Monte-Carlo simulation and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve over a period matching the expected term in effect at the time of grant.

	Thirteen weeks ended
Valuation Model Assumptions:	March 26, 2006	March 27, 2005
Expected volatility	24.50%	29.52%
Expected dividends	2.86%	2.52%
Expected term (in years)	5.22	4.73
Risk-free rate	4.60%	3.91%
Weighted average grant date fair value	$14.99	$15.58

A summary of stock option activity under the Plan as of March 26, 2006, and changes during the thirteen weeks then ended is presented below:

Stock Options	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2005	14,808	$58.15
Granted	1,727	$69.72
Exercised	(2,402)	$55.06
Forfeited or expired	(24)	$60.38

Outstanding at March 26, 2006	14,109	$60.09	7.28	$185

Exercisable at March 26, 2006	7,706	$57.41	5.23	$122

The total intrinsic value of options exercised during the thirteen weeks ended March 26, 2006, and March 27, 2005, was $39 million and $20 million, respectively.

Restricted Stock Units

The Plan provides for the award of Restricted Stock Units (RSUs), which are grants that entitle the holder to shares of the company’s common stock as the award vests. The company issued its first grant of RSUs during the first quarter of 2006. RSUs generally vest ratably over four years of continuous service and are forfeited upon termination of employment, including retirement. The grant date fair value of the RSU awards is equal to the market price of the company’s common stock on the date of grant.

A summary of the status of the company’s nonvested RSU awards as of March 26, 2006, and changes during the thirteen weeks then ended, is presented below:

Nonvested RSUs	Stock Units (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at December 25, 2005	—	$—
Granted	340	$69.77
Forfeited	(1)	$69.77

Nonvested at March 26, 2006	339	$69.77

Because RSUs were first issued in 2006, no grant date fair value information is provided for prior periods and there were no RSU shares vested as of March 26, 2006.

Performance Share Units

The Plan provides for the grant of Performance Share Units (PSUs) to selected executives and other key employees. PSUs are grants that entitle the holder to shares of the company’s common stock if required performance targets are met. The company issued PSU awards for the first time during the first quarter of 2006. Performance is based on a number of factors, including return on net assets, the company’s cost of capital and peer group financial performance over a three-year period. Each PSU grant is associated with a target number of shares. The final number of shares to be issued under each PSU grant can range from zero to 200 percent of the target number of shares and will not be determined until the end of the three-year performance period.

The grant date fair value of the PSU awards is equal to the market price of the company’s common stock on the date of grant. As of the end of the first fiscal quarter of 2006, the terms and conditions of the award had not been clearly defined and communicated to the participants; as such, the company is required to remeasure the fair value of the PSU awards at each reporting date until this condition has been satisfied. The PSU awards generally vest over the three-year performance period and share-based compensation expense is recognized over the performance period. If the relative performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

A summary of PSU activity under the Plan as of March 26, 2006, and changes during the thirteen weeks then ended is presented below. Share unit quantities are based on target award levels.

Nonvested PSUs	Share Units (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at December 25, 2005	—	—
Granted	155	$69.77

Nonvested at March 26, 2006	155	$69.77

Because PSUs were first issued in 2006, no grant date fair value information is provided for prior periods and there were no PSU shares vested as of March 26, 2006.

Stock Appreciation Rights

The Plan provides for cash-settled stock appreciation rights (SARs) to be granted as part of a compensation award. SARs are similar to stock options; however, upon exercise the employee receives the difference between the current market price of the company’s common stock and the strike price of the SARs as a cash award and does not purchase the underlying stock. SARs are generally issued to employees outside of the United States. SARs are liability-classified awards and are remeasured to fair value at each reporting date.

The fair value of each SAR award is estimated on the date of grant and is remeasured at each reporting date using a Black-Scholes based option valuation model. The valuation assumptions are derived in the same manner as the assumptions for stock options. SAR awards generally vest ratably over four years of continuous service and have 10-year contractual terms. The Committee has determined that awards will continue to vest following retirement for employees who have attained at least 10 years of service and are age 55 through 61. Awards will vest upon retirement for employees who have attained at least 10 years of service and are age 62 or older, or who retire at age 65 or older. For awards granted in 2006 and thereafter, the share-based compensation expense for individuals meeting the retirement eligibility requirements, or who will meet the age and service requirements within the four-year vesting period, is recognized over a required service period that is less than the stated four-year vesting period.

The valuation assumptions noted in the following table represent the inputs used in the Black-Scholes valuation model for SARs granted during the thirteen weeks ended March 26, 2006. Prior to the adoption of Statement 123R, the company’s SAR liability was based on the intrinsic value of the outstanding SAR awards; as such, valuation assumptions are not applicable for the thirteen weeks ended March 27, 2005. As of March 27, 2005, the intrinsic value of SARs granted during the thirteen weeks then ended was $4.36 for each award.

Valuation Model Assumptions	Thirteen weeks ended March 26, 2006
Expected volatility	24.17%
Expected dividends	2.75%
Expected term (in years)	4.92
Risk-free rate	4.72%
Weighted average fair value as of March 26, 2006	$17.06

A summary of SARs activity under the Plan as of March 26, 2006, and changes during the thirteen weeks then ended is presented below:

SARs	Rights (in thousands)	Weighted- Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2005	970	$58.92
Granted	179	$69.72
Exercised	(195)	$56.80
Forfeited or expired	(3)	$63.78

Outstanding at March 26, 2006	951	$61.37	7.49	$11

Exercisable at March 26, 2006	435	$58.25	5.93	$7

The total intrinsic value of SARs settled during the thirteen weeks ended March 26, 2006, and March 27, 2005, was $3 million and $2 million, respectively.

Note 4: Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and exchangeable shares outstanding, plus the effect of dilutive potential common shares outstanding during the period, calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock units and performance share units. The components of basic and diluted earnings per share are as follows:

	Thirteen weeks ended
Dollars in millions except per share data, shares in thousands	March 26, 2006	March 27, 2005
Net earnings (loss) available for common and exchangeable shareholders	$(580)	$239

Weighted average outstanding shares of common and exchangeable stock	245,794	242,863
Dilutive effect of share-based awards	—	1,322

Common and exchangeable stock and stock equivalents	245,794	244,185

Earnings (loss) per share:
Basic	$(2.36)	$0.98
Diluted	$(2.36)	$0.98

Options to purchase 14,108,708 shares; performance share units with potential maximum awards of 309,192 shares; and restricted stock units of 339,584 shares were not included in the computation of diluted earnings (loss) per share for the thirteen weeks ended March 26, 2006, due to the company’s net loss position. However, some or all of these shares may be dilutive potential common shares in future periods. Options to purchase 4,500 shares were not included in the computation of diluted earnings (loss) per share for the thirteen weeks ended March 27, 2005, because of their anti-dilutive effect.

Note 5: Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $31 million and $50 million in the thirteen weeks ended March 26, 2006, and March 27, 2005, respectively. The components of net periodic benefit costs are:

	Pension		Other Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Service cost	$40	$44	$6	$6
Interest cost	81	81	13	15
Expected return on plan assets	(130)	(121)	—	—
Amortization of loss	7	10	6	7
Amortization of prior service cost	10	11	(2)	(3)

	$8	$25	$23	$25

The company contributed $12 million to its Canadian pension plans in the first quarter of 2006 and expects to contribute a total of approximately $47 million to its Canadian pension plans in 2006. The company does not expect to make or be required to make any contributions to its U.S. pension plans during 2006.

Note 6: Comprehensive Income (Loss)

The company’s comprehensive income (loss) is as follows:

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Net earnings (loss)	$(580)	$239
Other comprehensive income:
Foreign currency translation adjustments	5	33
Net derivative gains (losses) on cash flow hedges, net of tax	(23)	3
Reclassification of net (gains) losses on cash flow hedges, net of tax	(6)	1

Comprehensive income (loss)	$(604)	$276

Note 7: Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Asset impairments	$1	$—
Termination benefits	—	2
Other closure costs	4	3
Reversals of closure costs recognized in prior periods	(4)	—

	$1	$5

Changes in accrued severance during the thirteen weeks ended March 26, 2006, were as follows:

Dollar amounts in millions	Thirteen weeks ended March 26, 2006
Accrued severance as of December 25, 2005	$75
Payments	(5)
Other adjustments	(2)

Accrued severance as of March 26, 2006	$68

Note 8: Goodwill

The following table provides a reconciliation of changes in the carrying amount of goodwill during 2006:

Dollar amounts in millions	Timberlands	Wood Products	Cellulose Fiber & White Papers	Containerboard, Packaging & Recycling	Corp & Other	Total
Balance as of December 25, 2005	$40	$798	$857	$1,275	$12	$2,982
Impairment of goodwill	—	—	(746)	—	—	(746)
Effect of foreign currency translation adjustments	—	(1)	—	—	—	(1)

Balance as of March 26, 2006	$40	$797	$111	$1,275	$12	$2,235

The company announced on April 26, 2006, that it is considering alternatives for its fine paper business that range from continuing to hold and operate the assets to a possible sale or other disposition. In connection with active discussions with several parties, and during the time that this report was being prepared, the company received information that indicated that the carrying value of the fine paper reporting unit exceeded the fair value of the fine paper reporting unit. Based on an evaluation of the value of assets and liabilities within the fine paper reporting unit, the company believes that the implied value of fine paper goodwill is zero. Given the size of the reporting unit, the short time for evaluation, and the complexity of the calculation, the impairment loss of $746 million recognized in the first quarter of 2006 is an estimate and may require adjustment in the second quarter of 2006.

The goodwill impairment is not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charge. The company has recognized income tax expense on first quarter 2006 pretax book income, excluding the goodwill impairment charge, at an effective income tax rate of 34.7 percent.

Note 9: Other Operating Costs, Net

Other operating costs, net, are an aggregation of both recurring and occasional income and expense items which fluctuate from period to period. Weyerhaeuser’s other operating costs, net, include the following (income) and expenses:

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Gain on disposition of assets	$(2)	$(1)
Charges for litigation (Note 12)	2	12
Foreign exchange (gains) losses	26	(13)
Charges for integration and restructuring	—	5
Other, net	4	11

	$30	$14

Foreign exchange transaction gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 10: Consolidation of Variable Interest Entities

The company consolidates variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary.

Weyerhaeuser consolidates the assets and liabilities of buyer-sponsored special purpose entities and the monetization special purpose entities (collectively “SPEs”) related to previous significant sales of nonstrategic timberlands. However, because the SPEs are separate and distinct legal entities from the company, the assets of the SPEs are not available to satisfy the liabilities and obligations of the company and the liabilities of the SPEs are not liabilities or obligations of the company.

Assets of the buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million as of both March 26, 2006, and December 25, 2005. The monetization SPEs had long-term debt of $757 million as of March 26, 2006, and $756 million as of December 25, 2005. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – Interpretation of ARB No. 51 (Interpretation 46R). As of March 26, 2006, the company’s real estate subsidiaries have consolidated seven entities under Interpretation 46R, with estimated assets of $131 million and estimated liabilities of $109 million. As of December 25, 2005, the company had consolidated five entities under Interpretation 46R with estimated assets of $76 million and estimated liabilities of $62 million. As of March 26, 2006, the company’s real estate development subsidiaries have 14 lot option purchase agreements entered into prior to December 31, 2003, with deposits of approximately $42 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $154 million. In addition, as of March 26, 2006, the company’s real estate development subsidiaries have 13 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $17 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $212 million. One of the company’s real estate subsidiaries has approximately $11 million in subordinated loans at risk at March 26, 2006, in 35 variable interest entities.

Note 11: Inventories

Weyerhaeuser inventories are comprised of the following:

Dollar amounts in millions	March 26, 2006	Dec. 25, 2005
Logs and chips	$171	$144
Lumber, plywood, panels and engineered lumber	497	422
Pulp and paper	422	435
Containerboard and packaging	254	232
Other products	225	197
Materials and supplies	499	487

	$2,068	$1,917

Note 12: Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and recognized a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981 through December 31, 1999. This is a claims-based settlement, which means the claims will be paid as submitted over a nine-year period. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. Reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts. At the end of the first quarter of 2006, the company had approximately $51 million in reserves remaining for hardboard siding claims. The company believes the reserve balances established for these matters are adequate, but is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	Thirteen weeks ended	Fifty-two week periods
Dollar amounts in millions	March 26, 2006	2005	2004
Number of claims filed during the period	220	765	1,740
Number of claims resolved	440	640	2,990
Number of claims unresolved at end of period	485	705	580
Number of damage awards paid	110	270	1,140
Average damage award paid	$5,800	$4,100	$2,790

The lower average damage award paid in 2004 was due primarily to a lower number of awards for multi-family structures in 2004 than in 2005 or 2006.

The company has received $52 million in recoveries from its insurance carriers by way of negotiated settlements.

The company currently has no litigation pending with any person or entity that has opted out of the settlement. Individuals and entities that have opted out of the settlement may file lawsuits against the company in the future.

Linerboard Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits named as defendants several other major containerboard and packaging producers. The complaint in the first case alleged the defendants conspired to fix the price of linerboard and that the alleged conspiracy had the effect of increasing the price of corrugated containers. The suit requested class certification for purchasers of corrugated containers during the period from October 1993 through November 1995. The complaint in the second case alleged that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The suit requested class certification for purchasers of corrugated sheets during the period from October 1993 through November 1995.

The company settled the two lawsuits and a pretax charge of $23 million was recognized in the third quarter of 2003. Approximately 165 members of the classes opted out of the class and filed thirteen lawsuits against the company and other producers. The company settled three of the lawsuits and recognized a pretax charge of $12 million in the first quarter of 2005. The company settled all but one of the remaining opt-out cases and recognized a pretax charge of $38 million in the fourth quarter of 2005. The company believes that the charges recognized for these matters are adequate, and expects the amount of additional charges, if any, that may be required for the sole remaining opt-out case to be inconsequential.

In March 2004, La Cie McCormick Canada Company filed a class action lawsuit in Superior Court of Justice, in Ontario, Canada against the company and other linerboard manufacturers on behalf of all Canadians who purchased corrugated products, including sheets and containers and/or linerboard, during the period of time from 1993 to at least the end of 1995. The allegations mirrored the allegations in the U.S. cases. In February 2006, the parties reached an agreement to settle the lawsuit for an immaterial amount.

Alder Antitrust Litigation. In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging from 1996 to the present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. In September 2005, the company asked for discretionary review of the Initial Alder Case by the U.S. Supreme Court. In November 2005, the U.S. Supreme Court asked the Solicitor General to express the opinions of the United States on whether to accept review.

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

As of March 26, 2006 and December 25, 2005 the company has reserves accrued in the amount of $95 million. While the company believes the reserve established for the alder antitrust litigation is adequate, the company is unable to estimate what additional charges, if any, may be required in the future, because of the uncertainties surrounding the litigation process.

OSB Antitrust Litigation. In February and March 2006, seven lawsuits were filed in U.S. District Court in Pennsylvania seeking class action status for persons and entities who purchased oriented strand board (OSB) directly from Weyerhaeuser, Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Norbord and J.M. Huber Corp. between June 2002 through the present. These lawsuits were subsequently consolidated. The consolidated lawsuit alleges that the defendants conspired to fix and raise OSB prices in the United States during the class period and as a result, class members paid artificially inflated prices for OSB during that period. Four lawsuits have also been filed in the same court on behalf of “indirect purchasers” of OSB in different states that have laws permitting such actions on behalf of indirect purchasers. No specific damage amounts have been claimed. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future.

Paragon Trade Brands, Inc. Litigation. In 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. Oral argument on the company’s appeal was heard on April 12, 2006. The company has not established a reserve for this matter because, based upon the information currently available to the company, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management believes the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), for establishing a reserve in this matter have not been met. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations for the quarter or the year in which such a charge may be recognized.

Other Litigation. The company is party to other matters generally incidental to its business in addition to the matters described above.

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

In March 2002, the Department confirmed its preliminary finding that certain Canadian provinces were subsidizing logs by failing to collect full market price for stumpage. The Department established a final CVD rate of 18.79 percent. In the AD proceedings, the Department found that the six Canadian manufacturers examined, including the company, were engaged in sales at less than fair value and set cash deposit rates ranging from 2.18 percent to 12.44 percent. The company’s deposit rate was set at 12.39 percent for AD tariffs. Because of statutory limitations that affected timing, the bonds covering duties following the preliminary determinations were released by the United States. The resulting reversal of accrued expenses was included in earnings during 2002.

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

The CVD and AD tariffs are currently under review and challenge in several forums, including NAFTA panels, the ITC, and the WTO. These proceedings include:

Appeals of Administrative Reviews. The company has appealed the AD determination in the First Administrative Review to the Court of International Trade (CIT). On the same date, the Coalition appealed both the CVD and AD determinations to the CIT. The various actions filed in the CIT relating to the AD determination have been consolidated by court order. Both parties have also appealed the CVD determination in the First Administrative Review to a NAFTA panel. The company has appealed the AD determination in the Second Administrative Review to a NAFTA panel and the CVD determination in the Second Administrative Review has also been appealed to a NAFTA panel. It is expected that both parties will file appeals of the final determinations in the Second Administrative Review to NATFA panels.

NAFTA Injury Panel. On September 1, 2004, the NAFTA Injury Panel ordered the ITC to reverse its earlier decision of injury and on September 11, 2004, the ITC issued a determination that agreed that the U.S. softwood lumber industry is not threatened with material injury or threat of injury by reason of softwood imports from Canada. In October 2004, the NAFTA Panel affirmed the ITC’s decision. The final NAFTA decision on injury was challenged by the U.S. Trade Representative (USTR) before a newly constituted panel called the Extraordinary Challenge Committee (ECC). In August 2005, the ECC upheld the NAFTA decision on injury. The Coalition has filed a constitutional challenge of NAFTA at the U.S. Court of Appeals for the D.C. Circuit.

WTO Injury Review. With the support of provincial governments, the federal government of Canada also moved for reviews of certain aspects of the CVD and AD cases by dispute settlement panels under the World Trade Organization (WTO). In March 2004, a WTO panel announced its final ruling on injury, faulting the ITC finding of a threat of injury resulting from dumped and subsidized imports of softwood lumber from Canada.

In June 2004, pursuant to Section 129 of the U.S. Uruguay Round Agreements Act U.S. law, the USTR asked the ITC to provide an advisory report as to whether it could implement, without statutory change, the WTO’s decision against the ITC on threat of injury. Section 129 provides the basic provisions through which the U.S. implements new AD and CVD determinations to make them consistent with an adverse WTO report. Having received an affirmative response, in July 2004, the USTR then also asked the ITC to issue a new decision on “threat of injury” to bring the United States into compliance with the WTO decision finding against the ITC on injury. Section 129 of the Uruguay Round Agreements Act provides the basic provisions through which the U.S. implements new AD and CVD determinations to make them consistent with an adverse WTO report. The ITC formally began the Section 129 review process in early August 2004 and issued a new determination on November 24, 2004, reaffirming that imports of Canadian softwood lumber pose a threat of injury to U.S. industry. Based on the November 24, 2004 determination, the U.S. has declined to revoke the CVD and AD proceedings and refund the CVD and AD deposits. In January 2005, Canada and the Canadian industry requested that a NAFTA panel review the November 24, 2004 ITC decision on threat of injury. Canada and the Canadian industry have also filed a lawsuit against the U.S. at the U.S. Court of International Trade for failure to revoke the CVD and AD proceedings and refund the CVD and AD deposits. Canada has also sought authorization from the WTO to impose $3.4 billion in sanctions on the U.S. for failure to revoke the CVD and AD Orders and refund the CVD and AD deposits pursuant to the WTO’s decision on injury. The U.S. challenged the Canadian request before the WTO. In November 2005, the WTO Panel issued a final decision upholding the ITC’s November 24, 2004 finding of threat of injury. The decision has been appealed to the WTO Appellate Body.

WTO Review of AD and CVD Determinations. On August 11, 2004, the WTO Appellate Body held the U.S. practice of using zeroing to calculate AD margins during the investigation process was improper. The Department has issued a new AD determination under Section 129 for AD rates to comply with the WTO’s determination which is currently on appeal to the WTO. The new Section 129 determination has also been challenged at the WTO. A WTO panel ruled in favor of the U.S. in February 2006. The panel’s ruling is on appeal to the WTO Appellate Body. On February 14, 2004, the WTO Appellate Body held that the Department’s countervailing decision was contrary to the WTO Agreement on Subsidies and Countervailing Measures. On November 9, 2004, the USTR asked the Department to undertake a Section 129 process to comply with the WTO Appellate Body decision, which the Department did. Canada has challenged the Department’s Section 129 decision before a WTO compliance panel and has sought a compliance review at the WTO for the failure of the U.S. to fully implement the WTO CVD decision. A decision is expected later in the year. In addition, Canada has filed a request for a NAFTA panel to review the Section 129 CVD decision.

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

On March 31, 2005, Canada announced a retaliatory tariff surtax commencing May 1, 2005, of 15 percent against certain U.S. goods exported to Canada. The aggregate amount of this tariff surtax is approximately $14 million (Canadian). The U.S. Administration for a number of years signaled that it will introduce legislation to repeal the Byrd Amendment. The House of Representatives on November 18, 2005, as part of a vote on other legislation, voted to repeal the Byrd Amendment, but the Senate amended the House repeal language when it voted to approve the repeal on December 21, 2005. The Senate amendment postpones the effect of the repeal until October 1, 2007. On August 26, 2005, Canada filed a challenge to the Byrd Amendment in the U.S. Court of International Trade alleging that even under U.S. law, the Byrd Amendment is not applicable to Canada. The Court issued a decision on April 7, 2006, holding that the Byrd Amendment is not applicable to Canada or Mexico. The U.S. has not yet indicated whether it will appeal that decision. There also are two cases pending at the Court of International Trade (unrelated to the softwood case) challenging the constitutionality of the Byrd Amendment.

Through March 2006, the company has paid a cumulative total of $356 million in CVD and AD duty deposits and $21 million in related costs on softwood lumber the company has imported into the United States from Canada. The deposits made against the CVD and AD duties have been recognized as sales deductions in the consolidated statement of earnings. It is difficult to predict the net effect final duties will have on the company. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future. The company believes there should be a negotiated settlement to the softwood lumber dispute and has supported efforts to reach a long-term solution to resolve this matter.

On April 27, 2006, the federal governments of the U.S. and Canada announced that they had reached a tentative agreement to resolve the softwood lumber dispute. The tentative agreement provides that approximately 80 percent of the CVD and AD deposits previously paid by Canadian manufacturers will be returned. The agreement is subject to certain approvals and other conditions, including approval by the Canadian provinces, and there can be no assurance whether the conditions to a final agreement will be satisfied.

Environmental Matters

In late 2002, the Environmental Protection Agency (EPA) issued a notice of violation (NOV) for alleged violations of the Clean Air Act at the company’s Hawesville, Kentucky, pulp and paper mill. The company settled the matter and agreed to pay a penalty of approximately $150,000.

In December 2005, the Ohio Attorney General’s Office notified Weyerhaeuser that it plans to initiate a Clean Air Act enforcement action against Weyerhaeuser Company Packaging, Inc. (a former subsidiary of the company) arising out of its operation of corrugated container manufacturing plants in Valley View and Bedford Heights, Ohio. The Attorney General’s Office has indicated that it plans to request injunctive relief and approximately $500,000 in civil penalties, of which a portion could be contributed to supplemental environmental projects identified by the State of Ohio EPA (Ohio EPA). Weyerhaeuser has been discussing resolution of the issue with Ohio EPA and the Attorney General’s Office.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the first quarter of 2006, the company has established reserves totaling $34 million for estimated remediation costs on all of the approximately 70 active sites across its operations. Environmental remediation reserves totaled $29 million at the end of 2005. The increase in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period. The company accrued remediation costs of $6 million and $2 million in the first quarters of 2006 and 2005, respectively. The company incurred remediation costs of $1 million in each of the first quarters of 2006 and 2005 and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $70 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

The company has not recognized a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, for certain legal obligations, primarily special handling for the removal and disposal of encapsulated asbestos from facilities and equipment. The fair value cannot be reasonably estimated because the settlement dates are unknown.

Note 13: Discontinued Operations

Discontinued operations for the first quarter of 2005 include the company’s B.C. Coastal operations which were sold in May 2005 and its French composite panels operations which were sold in December 2005. The following table summarizes the U.S. dollar components of net earnings from discontinued operations for the thirteen weeks ended March 27, 2005.

Dollar amounts in millions	Thirteen weeks ended March 27, 2005
Net sales and revenues	$177

Costs and expenses:
Cost of products sold	162
Depreciation, depletion and amortization	8
Selling expenses	2
General and administrative expenses	2
Charges for closures of facilities	3

177

Earnings from discontinued operations	$—

Note 14: Subsequent Event

On April 20, 2006, the company announced it had entered into an agreement in principle to sell its composite panels business to two companies and is entering into final negotiations with these companies on the sale. The company is negotiating with Coillte for the sale of its Clonmel, Ireland facility and with Flakeboard Company Ltd. for the sale of its six composite mills in the United States. The transactions are contingent on the negotiation of satisfactory purchase and sale agreements, approval by the company’s board of directors and regulatory approval.

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

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Sales to and revenues from unaffiliated customers:
Timberlands	$263	$264
Wood Products	2,073	2,239
Cellulose Fiber and White Papers	1,107	1,078
Containerboard, Packaging and Recycling	1,127	1,163
Real Estate and Related Assets	690	655
Corporate and Other	116	149

	5,376	5,548
Less: sales of discontinued operations (Note 13)	—	(177)

	5,376	5,371

Intersegment sales:
Timberlands	475	477
Wood Products	110	83
Cellulose Fiber and White Papers	7	12
Containerboard, Packaging and Recycling	19	14
Corporate and Other	6	5

	617	591

Total sales and revenues	5,993	5,962
Intersegment eliminations	(617)	(591)

	$5,376	$5,371

Contribution (charge) to earnings:
Timberlands	$198	$200
Wood Products	117	131
Cellulose Fiber and White Papers	(763)	19
Containerboard, Packaging and Recycling	22	48
Real Estate and Related Assets	172	183
Corporate and Other	(102)	(17)

	(356)	564
Interest expense (Weyerhaeuser only)	(152)	(196)
Less: capitalized interest (Weyerhaeuser only)	16	—

Earnings (loss) before income taxes	(492)	368
Income taxes	(88)	(129)

Net earnings (loss)	$(580)	$239

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the company’s markets in the second quarter of 2006; expected earnings and performance of the company’s business segments during the second quarter of 2006, demand and pricing for the company’s products in the second quarter of 2006, stable raw material and manufacturing costs in the second quarter of 2006, seasonal increase in building activity in the second quarter of 2006, seasonal increase in annual maintenance outages in the second quarter of 2006, increased single-family housing closings in second quarter 2006, lower land sales in the second quarter of 2006, the potential completion of a transaction involving the fine paper business, future charges for share-based compensation, capital expenditures, and related matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	the effect of general economic conditions, including the level of interest rates and housing starts;

•	market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	energy prices;

•	raw materials prices;

•	chemicals prices;

•	performance of the company’s manufacturing operations including unexpected maintenance requirements;

•	the successful execution of internal performance plans;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations, and changes in accounting regulations;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	legal proceedings;

•	the effect of timing of retirements and changes in the market price of company stock on charges for stock-based compensation; and

•	performance of pension investments and related derivatives.

The company is also a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan, and by changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro and the Canadian and New Zealand dollars, and restrictions on international trade or tariffs imposed on imports, including the countervailing and anti-dumping duties imposed on the company’s softwood lumber shipments from Canada to the United States. These and other factors could cause or contribute to actual results differing materially from such forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any of them occurs, what effect they will have on the company’s results of operations, cash flows or financial condition. The company expressly declines any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date of this report.

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, contribution to earnings, and shipment volumes are based on the thirteen-week period ended March 26, 2006, as compared to the thirteen-week period ended March 27, 2005.

Consolidated Results

A summary of consolidated results for the thirteen-week periods ended March 26, 2006, and March 27, 2005, is as follows:

	Thirteen weeks ended
Dollar amounts in millions, except per-share figures	March 26, 2006	March 27, 2005
Net sales and revenues	$5,376	$5,371
Operating income (loss)	$(409)	$522
Net earnings (loss)	$(580)	$239
Net earnings (loss) per share, basic and diluted	$(2.36)	$0.98

Consolidated net sales and revenues increased $5 million. Real Estate and Related Assets sales increased $35 million, primarily due to an increase in the average price of single-family homes closed, and sales of engineered lumber products increased $54 million, reflecting increases in both price realizations and sales volumes. The foregoing increases were partially offset by decreases in sales of plywood and containerboard.

Consolidated net earnings decreased $819 million, which was primarily due to the following items:

•	The company recognized a $746 million charge in the first quarter of 2006 related to the impairment of goodwill associated with the Cellulose Fiber and White Papers segment.

•	Lower overall price realizations in the company’s forest products segments resulted in a net decrease in earnings of approximately $54 million, primarily due to lower average price realizations for softwood lumber, oriented strandboard and containerboard. These decreases in price realizations were partially offset by increases in average price realizations for engineered lumber products.

•	Operating costs, including energy, transportation, raw materials, fuel, and the effect of Canadian exchange rates on the translation of Canadian operating costs increased approximately $61 million across the company’s forest products segments.

•	Changes in foreign exchange transaction gains (losses) resulted in a $39 million decrease in net earnings.

•	The above reductions in earnings were partially offset by decreases in net charges for interest expense and income taxes of $60 million and $41 million, respectively.

These and other factors that affected the quarter-to-quarter comparison of operating income and net earnings are discussed in the following segment analyses.

Timberlands

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Net sales and revenues to unaffiliated customers:	$263	$264
Intersegment sales	$475	$477
Contribution to earnings	$198	$200

Net sales and revenues to unaffiliated customers were comparable for the first quarters of 2006 and 2005. Third party log price realizations increased in Canada due to improved mix and in the West due to strong U.S. demand coupled with decreased supply. Increases in price realizations and sales volumes, more than offset the reduction in 2006 sales resulting from the sale of the company’s B.C. Coastal operations in the second quarter of 2005. The increase in first quarter log sales was offset by lower revenues from sales of nonstrategic timberlands.

Intersegment sales were also comparable for the first quarter of 2006 and 2005, as increased prices and mix in the West and South and higher volumes in Canada substantially offset the decrease resulting from the B.C. Coastal sale.

Contribution to earnings decreased $2 million. Items that affected the quarterly comparison of Timberlands’ contribution to earnings include the following:

•	In the West, harvesting costs were negatively affected by higher fuel costs, which resulted in a $3 million decrease in first quarter earnings. Improved price and mix realizations for net third party and internal sales resulted in a $9 million increase in earnings. A modest increase in fee harvest contributed an additional $3 million to earnings as compared to the first quarter of 2005.

•	In the South, fee harvest levels were comparable; however, harvesting costs were adversely affected by higher fuel costs which reduced earnings by approximately $10 million. Improved price and mix realizations for net third party and internal sales resulted in a $5 million increase in first quarter earnings. Increased income from oil and gas revenue in the South resulted in $3 million of increased earnings as compared to the first quarter of 2005.

•	The first quarter of 2005 included $9 million in earnings related to the company’s B.C. Coastal operations which were sold in May of 2005.

Weyerhaeuser expects second quarter market conditions and earnings to be similar to those experienced during the first quarter.

Third party log sales volumes and fee harvest volumes for Timberlands for the thirteen week periods ended March 26, 2006, and March 27, 2005, are as follows:

	Thirteen weeks ended
Volumes in thousands	March 26, 2006	March 27, 2005
Third party log sales — cunits (100 cubic feet)	935	864
Fee harvest — cunits (100 cubic feet)	2,132	2,248

Wood Products

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Net sales and revenues	$2,073	$2,239
Contribution to earnings	$117	$131

Net sales and revenues decreased $166 million, or 7 percent. This decrease was primarily due to the sale of the company’s B.C. Coastal wood products operations in May 2005, which had sales of $127 million in the first quarter of 2005. In addition, sales of plywood declined $48 million primarily due to the closure of a plywood mill at Wright City, Oklahoma in late 2005, the redirection of additional veneer volume into engineered lumber products manufacturing, and the termination of distribution arrangements for certain outside suppliers. Sales of engineered lumber products increased $54 million, primarily due to increased price realizations. Sales of other building products not produced by the segment declined $32 million. U.S. housing starts were reported at a seasonally adjusted annual rate of 2.1 million in the first quarters of both 2006 and 2005.

Contribution to earnings decreased $14 million. Items that affected the quarterly comparison of Wood Products’ contribution to earnings include the following:

•	The net effect of price variances was a decrease to contribution to earnings of approximately $35 million. Lower price realizations for softwood lumber and oriented strandboard (OSB) were partially offset by higher price realizations for engineered lumber products.

•	Segment earnings improved as a result of lower pension costs, reduced depreciation expense, and the elimination of costs associated with the company’s B.C. Coastal operations. These improvements were partially offset by increased costs for wood and energy. In addition, the strengthening of the Canadian dollar against the U.S. dollar in 2006 resulted in increased operating costs of the segment’s Canadian facilities, resulting from the translation of Canadian dollar-denominated operating costs to U.S. dollars. The net of these factors was an increase to segment earnings of approximately $10 million.

•	The positive effects of increased shipment volumes for OSB and engineered lumber products were partially offset by decreased shipment volumes for softwood lumber and plywood. The net effect was an increase to contribution to earnings of approximately $5 million.

Second quarter 2006 results for the Wood Products segment are anticipated to be higher than first quarter results due to a seasonal increase in building activity and stable raw materials and manufacturing costs.

Third party sales and total production volumes for the major products in Wood Products are as follows:

	Thirteen weeks ended
Third party sales volumes (millions, except logs)	March 26, 2006	March 27, 2005
Softwood lumber — board feet	1,921	2,057
Plywood — square feet (3/8”)	389	537
Veneer — square feet (3/8”)	61	60
Composite panels — square feet (3/4”)	302	299
Oriented strand board — square feet (3/8”)	1,000	908
Engineered I-Joists – lineal feet	114	108
Engineered solid section – cubic feet	9	9
Hardwood lumber — board feet	103	102
Logs — in thousands of cunits	55	187

	Thirteen weeks ended
Total production volumes (millions)	March 26, 2006	March 27, 2005
Softwood lumber — board feet	1,663	1,821
Plywood — square feet (3/8”)	241	303
Veneer — square feet (3/8”) (1)	455	517
Composite panels — square feet (3/4”)	278	267
Oriented strand board — square feet (3/8”)	1,073	1,007
Engineered I-Joists – lineal feet	121	133
Engineered solid section – cubic feet	11	11
Hardwood lumber — board feet	82	92

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Cellulose Fiber and White Papers

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Net sales and revenues	$1,107	$1,078
Contribution (charge) to earnings	$(763)	$19

Net sales and revenues increased $29 million, or 3 percent. The significant changes in net sales and revenues included the following:

•	Fine paper sales, including paper and coated groundwood, increased $12 million. Fine paper shipments increased approximately 11,000 tons, or 1 percent, and price realizations increased approximately $3 per ton, or less than 1 percent.

•	Pulp sales increased $18 million. Unit shipments improved 22,000 tons or 3 percent, due to improved demand in papergrade and specialty pulp markets. Price realizations improved $7 per ton, or 1 percent, due to improvement in absorbents (fluff) and specialty pulp prices.

The segment’s contribution (charge) to earnings for the first quarter of 2006 was a loss of $763 million, compared to a contribution of $19 million in the first quarter of 2005. The following factors affected the comparison of segment contribution to earnings:

•	The segment recognized a $746 million charge in the first quarter of 2006 related to the impairment of goodwill associated with the fine paper business.

•	Energy and chemical costs increased $19 million in the first quarter of 2006. In addition, transportation costs increased approximately $17 million, due largely to the effect of increased energy costs on transportation rates.

•	The strengthening of the Canadian dollar against the U.S. dollar in 2006 resulted in increased operating costs of the segment’s Canadian facilities, resulting from the translation of Canadian dollar-denominated operating costs to U.S. dollars. This negatively affected the segment’s earnings by approximately $14 million.

•	Raw material costs for chips increased approximately $7 million, primarily due to increased demand and higher prices for softwood chips.

•	Increases in fine paper prices contributed approximately $3 million to first quarter earnings and an increase in fine paper sales volumes contributed $1 million to the quarterly earnings.

•	Improvements in pulp price realizations contributed approximately $4 million to first quarter earnings and an increase in pulp sales volume contributed $1 million.

•	Depreciation decreased $7 million due to previously announced facility closures.

The company anticipates the segment to benefit from the realization of previously announced price increases and changes in mix, resulting in improved earnings in second quarter despite a seasonal increase in annual scheduled maintenance. On April 26, 2006, the company announced that it is considering alternatives for its fine paper business that range from continuing to hold and operate the assets to a possible sale or other disposition.

Third party sales and total production volumes for major Cellulose Fiber and White Papers products follow:

	Thirteen weeks ended
Third party sales volumes (thousands)	March 26, 2006	March 27, 2005
Pulp - air-dry metric tons	651	629
Paper - tons(1)	753	736
Coated groundwood - tons	52	58
Liquid packaging board - tons	56	60
Paper converting - tons	511	475

(1)	Includes unprocessed rolls and converted paper volumes

	Thirteen weeks ended
Total production volumes (thousands)	March 26, 2006	March 27, 2005
Pulp - air-dry metric tons (2)	676	621
Paper - tons(3)	724	763
Coated groundwood - tons	56	55
Liquid packaging board - tons	61	60
Paper converting - tons	498	475

(2)	Excludes volumes further processed into paper products in company mills

(3)	Paper machine production

Containerboard, Packaging and Recycling

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Net sales and revenues	$1,127	$1,163
Contribution to earnings	$22	$48

Net sales and revenues decreased $36 million, or 3 percent. The significant changes in net sales and revenues included the following:

•	Sales of corrugated packaging increased $13 million. Unit shipments increased 988 million square feet, or approximately 6 percent. This increase in unit shipments exceeded the industry growth rate, as reported by the Fibre Box Association, by over 2 percent. Price realizations decreased approximately $2 per msf, or approximately 4 percent.

•	Containerboard sales decreased $35 million. Unit shipments decreased 84,000 tons, or approximately 29 percent, and price realizations decreased $8 per ton, or approximately 2 percent. The decline in third party shipments was mainly due to increased internal sales to the company’s converting operations and the closure of a containerboard machine at the Plymouth, NC facility.

Contribution to earnings decreased $26 million. Items that affected the quarterly comparison of the segment’s contribution to earnings include the following:

•	Decreased price realizations for containerboard and corrugated packaging reduced contribution to earnings by approximately $40 million.

•

Higher energy and transportation costs reduced contribution to earnings by approximately $13 million and $12 million, respectively. These cost increases were mainly due to higher purchase prices for natural gas and electricity. These cost increases were partially offset as the company incurred no market-related downtime at the containerboard mills versus 79,000 tons of market-related downtime in 2005.

•	Raw material costs for old corrugated containers decreased approximately $27 per ton, or 23 percent, contributing $24 million to earnings.

•	The first quarter of 2005 included a $12 million pretax charge for the settlement of a linerboard antitrust lawsuit and a $4 million pretax charge for costs related to the closure of a packaging facility in Bowling Green, KY.

The company anticipates improvement in earnings for the Containerboard, Packaging and Recycling segment in the second quarter primarily due to implementation of previously announced price increases for both containerboard and corrugated packaging and a seasonal increase in demand for corrugated packaging.

Third party sales and total production volumes for Containerboard, Packaging and Recycling follow:

	Thirteen weeks ended
Total sales volumes (thousands)	March 26, 2006	March 27, 2005
Containerboard - tons	211	295
Packaging - MSF	18,342	17,354
Recycling - tons	733	692
Kraft bags and sacks - tons	20	23

	Thirteen weeks ended
Total production volumes (thousands)	March 26, 2006	March 27, 2005
Containerboard - tons(1)	1,575	1,503
Packaging - MSF	19,550	18,628
Recycling - tons(2)	1,716	1,624
Kraft bags and sacks - tons	19	23

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging and kraft bags and sacks by company facilities.

(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Real Estate and Related Assets

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Net sales and revenues	$690	$655
Contribution to earnings	$172	$183

Net sales and revenues increased $35 million, or 5 percent. Net sales and revenues attributable to single-family home sales were $563 million and $535 million in the first quarters of 2006 and 2005, respectively. The segment closed 1,161 single-family home sales during the thirteen weeks ended March 26, 2006, compared to 1,189 single-family home sales closed in the thirteen weeks ended March 27, 2005. The average sales price for single-family homes was approximately $485,000 in the first quarter of 2006, and approximately $450,000 in the first quarter of 2005.

Contribution to earnings for the Real Estate and Related Assets segment decreased $11 million. Factors that affected the quarterly comparison of the segment contribution to earnings follow:

•	Contribution to earnings from land and lot sales decreased $24 million, with $33 million in the first quarter of 2006 compared to $57 million in the first quarter of 2005. This was partially offset by an improvement in single-family gross margin of approximately $3 million.

•	Selling, general and administrative costs increased $10 million. This was partially offset by improved partnership income of $11 million, which includes recognition of $9 million of deferred income in connection with a partnership restructuring.

•	The first quarter of 2006 also includes $8 million of warranty insurance recoveries.

The backlog of homes sold, but not closed, represents 5.5 months’ sales and the company expects seasonally increased single-family closing activity in the second quarter. However, total Real Estate and Related Assets earnings are expected to decline slightly from the first quarter primarily due to lower expected land and lot sales in the second quarter.

Corporate and Other

	Thirteen weeks ended
Dollar amounts in millions	March 26, 2006	March 27, 2005
Net sales and revenues	$116	$149
Contribution (charge) to earnings	$(102)	$(17)

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities. Corporate and Other’s contribution (charge) to earnings includes the following:

•	Foreign exchange gains (losses) were ($26) million and $13 million in the first quarters of 2006 and 2005, respectively, resulting in a net negative variance of $39 million. Foreign exchange transaction gains and losses are the result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	The first quarter of 2006 included a $14 million pretax charge related to share-based compensation, which includes a $6 million pretax charge for the cumulative effect of implementing Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R). This compares to a charge of $2 million in the first quarter of 2005 related to share-based compensation awards.

•	The first quarter of 2006 included charges of $7 million to expense previously capitalized interest in connection with sales of real estate assets. There were no comparable charges recognized in the first quarter of 2005.

•	Other general and administrative costs of the corporate and other segment increased approximately $10 million, primarily due to higher spending on corporate initiatives.

Share-Based Compensation Expense

The Compensation Committee conducted an extensive 13-month review focusing on incentive compensation for salaried employees, including executive officers. As a result of this review, changes in the company’s long-term incentive practices were initiated in the beginning of fiscal 2006 and consisted primarily of the following: (1) for executive officers, the long-term incentive opportunity will be granted half in options and half in a new performance share plan. The value of the performance share plan award will be based on company performance relative to a new basic materials peer group over a 3-year period. If performance equals the peer group’s performance, the award will be paid at target levels; if performance exceeds or falls below peer performance, the award will be adjusted accordingly up to a maximum of 200 percent of target or down to zero. Performance will be measured as return on net assets in excess of a benchmark rate. (2) For other equity-eligible leaders and employees, the long-term incentive opportunity will be granted half in options and half in restricted stock units. Overall, the changes in the long-term incentive program provide clear alignment to improving performance relative to peers/competitors and increasing returns to shareholders.

During the first quarter of 2006, the company began recognizing compensation expense related to stock options, restricted stock units and performance share units in its consolidated statement of earnings in accordance with Statement 123R. Financial results for previous periods were not required to be revised to reflect this change. Prior to the adoption of Statement 123R, the company followed the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 to account for stock options and stock appreciation rights (SARs). There were no restricted stock units or performance share units issued prior to 2006. Share-based compensation expense recognized during the first quarter of 2006 related to all share-based awards was $21 million, which included a pretax charge of $6 million for the cumulative effect to revalue the liability for SARs as of December 25, 2005, from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards. Total unrecognized share-based compensation expense related to nonvested awards outstanding at March 26, 2006, is approximately $46 million. This unrecognized compensation expense will be recognized over the remaining service period of the underlying awards which currently extends through the first quarter of 2010. The amounts that will ultimately be recognized for the company’s share-based awards will depend on share-based awards granted in future periods, the assumptions underlying the value of those share-based awards, changes in the company’s stock price, and the company’s financial performance relative to the basic materials peer group. The company’s income tax accounting may also be affected by actual exercise behavior and the relative market prices of the company’s stock at the time of exercise. For additional information, refer to Note 3 (Share-based Employee Compensation) of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report.

Interest Expense

Interest expense incurred by Weyerhaeuser was $152 million in the first quarter of 2006, compared to $196 million in the first quarter of 2005. Interest expense incurred includes $11 million and $16 million for the first quarters of 2006 and 2005, respectively, for interest incurred by special purpose entities the company has consolidated. Excluding the interest of the special purpose entities, interest expense incurred by Weyerhaeuser in the first quarter of 2006 decreased $39 million from the first quarter of 2005, primarily due to repayment of approximately $2.0 billion of long-term debt during 2005.

The first quarter of 2006 also includes $16 million of interest capitalized by Weyerhaeuser, with no comparable activity in the first quarter of 2005. The increase is primarily due to the capitalization of Weyerhaeuser interest on qualifying assets of Real Estate and Related Assets, which relates to an accounting change implemented by the company in the fourth quarter of 2005.

Income Taxes

The company’s effective income tax rate, excluding the first quarter goodwill impairment, is estimated to be 34.7 percent for 2006. The effective rate that was estimated as of the first quarter of 2005 was 35.0 percent. The company’s effective income tax rate is primarily affected by state income taxes and the benefits of tax credits. The first quarter of 2006 includes a $746 million charge for the impairment of goodwill, which is not deductible for income tax purposes. As a result, the first quarter of 2006 reflects income tax expense of $88 million on a net pretax loss of $492 million.

Under current tax law, the ability to use tax credits from the production of non-conventional fuel would be phased out ratably if the average annual domestic wellhead price published by the Department of Energy (DOE) is $53 to $67 per barrel (in 2005 dollars) and would be fully phased out if the top end of the price range is reached. Based on current domestic wellhead prices the company expects to be in the phase out range for 2006. Total phase out would result in a loss of approximately $16 million in tax credits from the production of non-conventional fuel in 2006.

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

Operations

Consolidated net cash used by operations was $301 million in the thirteen weeks ended March 26, 2006, an increase of $74 million over $227 million used in the thirteen weeks ended March 27, 2005. The negative cash from operations in each of the first quarters results from a seasonal build of working capital. The primary components of the change between periods are as follows:

•	Cash received from Weyerhaeuser customers, net of cash paid to employees, suppliers and others, increased by $36 million, primarily related to management of working capital.

•	Cash received from Real Estate and Related Assets customers, net of cash paid to employees, suppliers and others, decreased by $106 million, partially due to lower cash receipts from land sales and partially due to increased costs of homebuilding. Cash and cash equivalents of the Real Estate and Related Assets segment as of March 26, 2006, includes $29 million of restricted cash.

•	Cash paid for interest in the first quarter of 2006 declined $80 million, reflecting the benefit being realized from the $2 billion reduction in debt that occurred during 2005.

•	Cash paid for taxes in the first quarter of 2006 increased $83 million from the first quarter of 2005. Tax payments vary from year to year based on the timing and nature of underlying transactions and operations.

Investing

Weyerhaeuser’s capital expenditures for the first quarter of 2006, excluding acquisitions and Real Estate and Related Assets, were $194 million, compared to $129 million in the first quarter of 2005. Capital spending by segment for the first quarter of 2006 was $17 million for Timberlands; $18 million for Wood Products; $80 million for Cellulose Fiber and White Papers; $41 million for Containerboard, Packaging and Recycling; and $38 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $850 million for the year; however, this expenditure level could increase or decrease as a consequence of a number of factors, including future economic conditions, weather and the timing of equipment purchases.

In February 2006, Weyerhaeuser Real Estate Company acquired Maracay Homes Arizona I, LLC (Maracay), a privately-held homebuilder located in Phoenix, Arizona. The Real Estate and Related Assets segment paid $213 million, including transaction related costs, in connection with the acquisition.

Financing

During the first quarter of 2006, the company, including Real Estate and Related Assets, repaid $266 million of long-term debt, including $108 million to repay Maracay debt outstanding after its acquisition. Total interest-bearing debt as of March 26, 2006, was $8.6 billion, compared to $8.7 billion as of December 25, 2005. The company paid dividends of $123 million during the first quarter of 2006, compared to dividends of $97 million during the first quarter of 2005. The increase in dividends is due primarily to increase in the company’s quarterly dividend from $0.40 per share to $0.50 per share, which was effective in the second quarter of 2005.

Proceeds from the issuance of stock options were $131 million in the first quarter of 2006 compared to $71 million in the first quarter of 2005. Higher average market prices for the company’s common stock during the first quarter of 2006 as compared to the first quarter of 2005 resulted in an increased number of employee stock option exercises. In addition, the company realized $13 million of excess tax benefits related to the first quarter employee stock option exercises.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have established two multi-year revolving lines of credit in the maximum aggregate amount of $2.0 billion as of March 26, 2006. The $800 million multi-year revolving line of credit expires in March 2007 and the $1.2 billion multi-year revolving line of credit expires in March 2010. WRECO can borrow up to $400 million under the March 2010 facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. In addition, Weyerhaeuser Company Limited (Weyerhaeuser Limited), a wholly-owned Canadian subsidiary of the company, has a $200 million (Canadian) multi-year revolving line credit which expires in December 2008. Weyerhaeuser Company is a guarantor of the borrowings of Weyerhaeuser Limited under this facility. As of March 26, 2006, Weyerhaeuser Limited had fully drawn on this line of credit. As of March 26, 2006, approximately $1.4 billion was available under these bank facilities for incremental borrowings.

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. As of March 26, 2006, the company had repurchased 173,800 shares of common stock under the program.

The company’s debt-to-total capital ratio is as follows:

Dollar amounts in millions	March 26, 2006	Dec. 25, 2005
Notes payable and commercial paper:
Weyerhaeuser	$1	$3
Real Estate and Related Assets	63	3
Long-term debt:
Weyerhaeuser	7,637	7,793
Real Estate and Related Assets	878	851
Capital lease obligations:
Weyerhaeuser	77	81

Total debt	8,656	8,731
Minority interest:
Weyerhaeuser	28	29
Real Estate and Related Assets	36	38
Deferred income taxes:
Weyerhaeuser	4,001	4,035
Real Estate and Related Assets	(53)	(50)
Shareholders’ interest	9,229	9,800

Total capital	$21,897	$22,583

Debt-to-total-capital ratio	39.5%	38.7%

Excluding the Real Estate and Related Assets amounts disclosed above and excluding Weyerhaeuser’s investment in Real Estate and Related Assets of $1.8 billion as of March 26, 2006, and $1.5 billion as of December 25, 2005, Weyerhaeuser’s debt-to-total-capital ratio was 40.1 percent and 39.0 percent as of March 26, 2006, and December 25, 2005, respectively.

Critical Accounting Policies

Pension and Postretirement Benefit Plans. The company sponsors several pension and postretirement benefit plans for its employees. Key assumptions used to determine the amounts recorded in the company’s financial statements include the discount rate, the expected return on plan assets, anticipated trends in health care costs, assumed increases in salaries, mortality rates, and other factors. These assumptions are reviewed with external advisors at the end of each fiscal year and are updated as appropriate. Actual experience that differs from the assumptions could have a significant effect on the company’s financial position, results from operations or cash flows. Other factors that affect the level of net periodic benefit income or expense that is recognized in a given year include actual pension fund performance, plan changes, and changes in plan participation or coverage.

The company’s expected rate of return on plan assets reflects the company’s best estimate regarding the long-term rate of return on plan assets based on the information that was available as of the measurement date, including historical returns for the last 20 years. As of March 26, 2006, the company is using an expected rate of return on pension plan assets assumption of 9.5 percent. This assumption, which is used in the determination of the 2006 net periodic benefits costs, is the same assumption that was used for 2005 and 2004. Each 0.5 percent reduction in the expected return on plan assets would increase the 2006 pension plan expense by approximately $20 million for the company’s U.S. qualified pension plans and by approximately $5 million for the company’s Canadian registered pension plans.

The discount rate for both the U.S. and Canadian plans is based on yields for corporate bonds, rated AA or better, by matching cash flows to a spot rate yield curve. As of December 25, 2005, the company reduced the discount rate from 6.00 percent to 5.90 percent for the U.S. plans and from 6.00 percent to 5.15 percent for the Canadian plans to reflect decreases in the benchmark rates of interest. Pension and postretirement benefit expenses for 2006 are based on the 5.90 percent assumed discount rate for U.S. plans and 5.15 percent for the Canadian plans. Future discount rates may differ. Each 0.5 percent reduction in the assumed discount rate would increase pension expense by approximately $19 million for the company’s U.S. qualified pension plans and by approximately $8 million for the company’s Canadian registered pension plans.

The company had no obligation to and did not make any contributions to its U.S. qualified pension plans during the first quarter of 2006. The company contributed approximately $12 million to its registered and nonregistered Canadian pension plans in the first quarter of 2006. The company expects it will not have an obligation to make contributions to its U.S. plans during 2006 and expects to contribute a total of approximately $47 million to its Canadian plans during 2006.

Long-Lived Assets and Goodwill. The company reviews the carrying value of its long-lived assets and goodwill when events and changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. In addition, goodwill is assessed annually in the fourth quarter for impairment. In order to determine whether long-lived assets and goodwill are impaired, and the amount and timing of impairment charges, the company is required to estimate future cash flows, residual values and fair values of the related assets. Key assumptions used in those calculations include the probability of alternative outcomes, product pricing, raw material costs, volumes of product to be sold and discount rates. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows, changes in the likelihood of alternative outcomes, and changes in estimates of fair value could affect the evaluations.

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $2.2 billion as of March 26, 2006, which represented approximately 8 percent of the company’s consolidated assets.

As of December 25, 2005, the carrying amount of goodwill for the Cellulose Fiber and White Papers segment was $857 million. During the first quarter of 2006, an impairment charge of $746 million was recognized to write off the balance of goodwill associated with the fine paper business. Given the size of the reporting unit, the short time frame for evaluation, and the complexity of the calculation, the impairment loss recognized in the first quarter of 2006 is an estimate and may require adjustment in the second quarter of 2006. The remaining carrying amount of goodwill for the Cellulose Fiber and White Papers segment as of March 26, 2006, was $111 million.

Legal, Environmental and Product Liability Reserves. Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 12 of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report, the company’s legal exposures are significant and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

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

Depletion. Depletion, or costs attributed to timber harvested, is recorded as trees are harvested. Depletion rates are adjusted annually. Depletion rates are computed by dividing the original cost of the timber less previously recorded depletion by the total timber volume that is estimated to be harvested over the harvest cycle. The length of the harvest cycle varies by geographic region and species of timber. The depletion rate calculations do not include an estimate for future silviculture costs associated with existing stands, future reforestation costs associated with a stand’s final harvest, or future volume in connection with the replanting of a stand subsequent to its final harvest.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during the thirteen weeks ended March 26, 2006, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 25, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes In Internal Controls

In 2005 the company initiated a multi-year effort to upgrade the technology supporting the company’s financial systems. As part of this effort, the following changes were made during the first quarter of 2006:

•	The company continued its conversion to a new general ledger system through the implementation of unit accounting functionality and financial reporting tools in additional businesses and individual operating units.

•	Certain accounting processes are being centralized in connection with the upgrade of the technology supporting the company’s financial systems.

As of the beginning of the first quarter of 2006 the company initiated the consolidation of five separate businesses within the Wood Products segment into a single integrated business to provide a seamless, unified solution for residential builders and dealers. As part of the new business structure, the company’s Residential Wood Products operations are shifting from a product-driven manufacturing business to that of an integrated, market-driven culture. The company is in the process of making changes to modify internal systems and processes to report financial information for the new organization.

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

No other changes occurred in the company’s internal control over financial reporting during the first quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion in Note 12 of the Notes to the Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no significant changes during the first quarter of 2006 to risk factors presented in the company’s 2005 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

The company announced on April 26, 2006, that it is considering alternatives for its fine paper business that range from continuing to hold and operate the assets to a possible sale or other disposition. In connection with active discussions with several parties, and during the time that the company was preparing its financial statements for the quarter ended March 26, 2006, the company received information that indicated that the carrying value of the fine paper reporting unit exceeded the fair value of the fine paper reporting unit. As a result, the company recognized a goodwill impairment of $746 million in the first quarter of 2006. The company does not expect this impairment charge to result in future cash expenditures. Due to the size of the reporting unit, the short time frame to conduct the assessment, and the complexity of the calculation, the impairment charge recognized is an estimate and may require adjustment in the second quarter of 2006.

ITEM 6.	EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

EXHIBITS INDEX

Exhibits:

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)