Form 10-Q
period 2006-06-25
WEYERHAEUSER CO
filed 2006-08-03
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-4825

WEYERHAEUSER COMPANY

Washington	91-0470860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

33663 Weyerhaeuser Way South Federal Way, Washington	98063-9777
(Address of principal executive offices)	(Zip Code)

(253) 924-2345

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s class of common stock, as of July 28, 2006, was 246,250,831 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 25, 2006

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 25, 2005. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen and twenty-six week periods ended June 25, 2006, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY
Date: August 3, 2006

	By	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

For the thirteen and twenty-six week periods ended June 25, 2006 and June 26, 2005

(Dollar amounts in millions except per share data)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales and revenues:
Weyerhaeuser	$4,941	$5,042	$9,537	$9,648
Real Estate and Related Assets	746	648	1,436	1,303

Total net sales and revenues	5,687	5,690	10,973	10,951

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,838	3,846	7,476	7,373
Depreciation, depletion and amortization	307	321	615	639
Selling expenses	126	117	236	233
General and administrative expenses	224	217	480	438
Research and development expenses	15	12	31	26
Taxes other than payroll and income taxes	46	48	90	94
Charges for restructuring (Note 7)	18	4	18	9
Charges for closure of facilities (Note 8)	17	3	18	8
Impairment of goodwill (Note 9)	3	—	749	—
Other operating (income) costs, net (Note 10)	(23)	(40)	7	(31)

	4,571	4,528	9,720	8,789

Real Estate and Related Assets:
Costs and operating expenses	555	441	1,036	867
Depreciation and amortization	4	4	7	7
Selling expenses	43	36	80	69
General and administrative expenses	34	25	64	49
Taxes other than payroll and income taxes	2	—	3	1
Other operating (income) costs, net	3	(2)	—	(2)

	641	504	1,190	991

Total costs and expenses	5,212	5,032	10,910	9,780

Operating income	475	658	63	1,171
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(152)	(179)	(304)	(375)
Less: interest capitalized	20	2	36	2
Interest income and other	15	20	34	47
Equity in income of affiliates	6	4	9	4
Real Estate and Related Assets:
Interest expense incurred	(14)	(14)	(28)	(28)
Less: interest capitalized	14	14	28	28
Interest income and other	3	(2)	13	3
Equity in income of unconsolidated entities	15	13	36	23

Earnings (loss) from continuing operations before income taxes	382	516	(113)	875
Income taxes (Note 11)	(82)	(225)	(169)	(350)

Earnings (loss) from continuing operations	300	291	(282)	525

Discontinued operations (Note 15):
Earnings from discontinued operations	21	91	24	100
Income tax benefit (expense)	(7)	38	(8)	34

Earnings from discontinued operations	14	129	16	134

Net earnings (loss)	$314	$420	$(266)	$659

Basic net earnings (loss) per share (Note 4):
Continuing operations	$1.21	$1.20	$(1.15)	$2.15
Discontinued operations	0.06	0.52	0.07	0.55

Net earnings (loss) per share	$1.27	$1.72	$(1.08)	$2.70

Diluted net earnings (loss) per share (Note 4):
Continuing operations	$1.20	$1.19	$(1.15)	$2.15
Discontinued operations	0.06	0.52	0.07	0.54

Net earnings (loss) per share	$1.26	$1.71	$(1.08)	$2.69

Dividends paid per share	$0.50	$0.50	$1.00	$0.90

See Accompanying Notes to Consolidated Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 25, 2006 and December 25, 2005

(Dollar amounts in millions)

	June 25, 2006	December 25, 2005
	(unaudited)
Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$113	$818
Receivables, less allowances	1,942	1,727
Inventories (Note 13)	1,911	1,899
Prepaid expenses	427	414
Assets of discontinued operations (Note 15)	134	136

Total current assets	4,527	4,994
Property and equipment, net	10,158	10,397
Construction in progress	607	528
Timber and timberlands at cost, less depletion charged to disposals	3,696	3,705
Investments in and advances to equity affiliates	479	486
Goodwill (Note 9)	2,243	2,982
Deferred pension and other assets	1,303	1,314
Restricted assets held by special purpose entities (Note 12)	916	916

	23,929	25,322

Real Estate and Related Assets
Cash and cash equivalents	36	286
Receivables, less discounts and allowances	141	42
Real estate in process of development and for sale	1,590	1,055
Land being processed for development	1,282	1,037
Investments in unconsolidated entities	66	61
Other assets	420	296
Consolidated assets not owned (Note 12)	154	130

	3,689	2,907

Total assets	$27,618	$28,229

Liabilities and Shareholders’ Interest
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper	$2	$3
Current maturities of long-term debt	553	389
Accounts payable	1,222	1,241
Accrued liabilities	1,327	1,622

Total current liabilities	3,104	3,255
Long-term debt	7,075	7,404
Deferred income taxes	3,913	4,035
Deferred pension, other postretirement benefits and other liabilities	1,674	1,591
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 12)	765	764
Commitments and contingencies (Note 14)

	16,531	17,049

Real Estate and Related Assets
Notes payable and commercial paper	125	3
Long-term debt	628	851
Other liabilities	707	417
Consolidated liabilities not owned (Note 12)	127	109
Commitments and contingencies (Note 14)

	1,587	1,380

Total liabilities	18,118	18,429

Shareholders’ Interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding:
246,233,480 and 243,138,423 shares, respectively	308	304
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates:
2,035,231 and 2,045,315 shares, respectively	138	139
Other capital	4,428	4,227
Retained earnings	4,328	4,840
Accumulated other comprehensive income	298	290

Total shareholders’ interest	9,500	9,800

Total liabilities and shareholders’ interest	$27,618	$28,229

See Accompanying Notes to Consolidated Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the twenty-six week periods ended June 25, 2006 and June 26, 2005

(Dollar amounts in millions)

(Unaudited)

	Consolidated		Weyerhaeuser		Real Estate and Related Assets
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Cash flows from operations:
Net earnings (loss)	$(266)	$659	$(454)	$449	$188	$210
Noncash charges (credits):
Depreciation, depletion and amortization	628	666	621	659	7	7
Deferred income taxes, net	(99)	(209)	(93)	(197)	(6)	(12)
Pension and other postretirement benefits expense (Note 5)	65	88	63	85	2	3
Share-based compensation expense (Note 3)	17	(4)	15	(4)	2	—
Equity in income of affiliates and unconsolidated entities	(45)	(27)	(9)	(4)	(36)	(23)
Charges for litigation (Note 14)	2	30	2	30	—	—
Charge for impairment of goodwill (Note 9)	749	—	749	—	—	—
Charge for impairment of assets (Notes 7 & 8)	18	—	15	—	3	—
Gain on sale of British Columbia Coastal Group (B.C. Coastal) operations (Note 15)	—	(64)	—	(64)	—	—
Gain on previous timberland sales (Note 12)	—	(57)	—	(57)	—	—
Loss on disposition of assets	—	1	—	1	—	—
Foreign exchange losses (Note 10)	5	—	5	—	—	—
Decrease (increase) in working capital, net of acquisitions:
Receivables	(310)	(464)	(211)	(448)	(99)	(16)
Inventories, real estate and land	(334)	(265)	(9)	(111)	(325)	(154)
Prepaid expenses	(24)	(36)	(19)	(43)	(5)	7
Accounts payable and accrued liabilities	(117)	168	(285)	221	168	(53)
Purchase option deposits	(80)	(45)	—	—	(80)	(45)
Other	(42)	(2)	(34)	3	(8)	(5)

Net cash from operations	167	439	356	520	(189)	(81)

Cash flows from investing activities:
Payments for property and equipment	(381)	(320)	(366)	(313)	(15)	(7)
Timberlands reforestation	(21)	(18)	(21)	(18)	—	—
Acquisition of timberlands	(31)	(22)	(31)	(22)	—	—
Acquisition of a business, net of cash acquired	(213)	—	—	—	(213)	—
Net distributions from equity affiliates	13	19	1	—	12	19
Proceeds from sales of property, equipment and other assets	12	18	12	18	—	—
Proceeds from sale of B.C. Coastal operations (Note 15)	—	1,107	—	1,107	—	—
Intercompany advances	—	—	(387)	35	387	(35)
Other	4	(9)	4	(9)	—	—

Net cash from investing activities	(617)	775	(788)	798	171	(23)

Cash flows from financing activities:
Issuances of debt	—	1	—	1	—	—
Notes, commercial paper borrowings and revolving credit facility, net	76	19	(49)	42	125	(23)
Cash dividends	(246)	(220)	(246)	(220)	—	—
Payments on debt	(525)	(625)	(168)	(610)	(357)	(15)
Exercise of stock options	171	136	171	136	—	—
Excess tax benefits from share-based payment arrangements (Note 3)	17	—	17	—	—	—
Other	2	(7)	2	(7)	—	—

Net cash from financing activities	(505)	(696)	(273)	(658)	(232)	(38)

Net change in cash and cash equivalents	(955)	518	(705)	660	(250)	(142)
Cash and cash equivalents at beginning of period	1,104	1,197	818	1,044	286	153

Cash and cash equivalents at end of period	$149	$1,715	$113	$1,704	$36	$11

Cash paid during the period for:
Interest, net of amount capitalized	$272	$386	$272	$386	$—	$—

Income taxes	$269	$276	$269	$104	$—	$172

See Accompanying Notes to Consolidated Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and twenty-six week periods ended June 25, 2006 and June 26, 2005

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

Note 2: Accounting Pronouncements

New Accounting Pronouncements

Accounting for Income Tax Uncertainties

The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (Interpretation 48), in June 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The company is required to adopt Interpretation 48 in the first quarter of fiscal year 2007. Management is still reviewing the requirements of Interpretation 48 and has not yet determined the effect on the Consolidated Financial Statements.

Accounting Pronouncements Implemented

Accounting for Share-Based Compensation

The company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R) as of the beginning of fiscal year 2006. Statement 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Upon adoption, Statement 123R requires the fair value of employee awards issued, modified, repurchased or cancelled to be measured as of the grant dates. The resulting cost is then recognized in the statement of earnings over the required service period. See Note 3: Share-Based Compensation for additional information including the effects of adopting Statement 123R.

Accounting for Inventory Costs

The company also adopted FASB Statement of Financial Accounting Standards No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (Statement 151) as of the beginning of fiscal year 2006. Statement 151 amends the guidance in Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. The effects of adopting Statement 151 were immaterial to the company’s financial position, results of operations or cash flows.

Note 3: Share-Based Compensation

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

In December 2004, the FASB issued Statement 123R, which revises Statement 123 and supersedes APB 25. Statement 123R eliminates the alternative of using the intrinsic value method of accounting for share-based awards that was provided under APB 25. Under APB 25, the company generally did not recognize compensation expense related to the issuance of stock options; however, compensation expense was recognized related to changes in the intrinsic value of stock appreciation rights issued under the Plan. Statement 123R establishes a fair-value-based measurement of share-based awards and requires that the cost of these awards be recognized in the company’s Consolidated Financial Statements. The cost is recognized in the Consolidated Statement of Earnings over the period from the date of grant to the date when the award is no longer contingent upon the employee providing additional service (the required service period). For awards that vest upon retirement, the required service period does not extend beyond the date an employee is eligible for retirement , including early retirement. For awards that continue to vest following job elimination as a result of restructuring or the closure or sale of a facility, the required service period does not extend beyond the date the position is eliminated. These situations can result in compensation expense being recognized over a period less than the stated vesting period.

The company adopted Statement 123R as of the beginning of fiscal year 2006, using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to adoption of Statement 123R, the company defined the past year as the service period and share-based employee compensation expense was recognized in the company’s pro forma disclosures in accordance with Statement 123 as of the option grant dates. Therefore, under the modified prospective method, no additional compensation expense will be recognized in the company’s Consolidated Statement of Earnings related to equity-classified awards issued prior to 2006, unless those awards are subsequently modified.

Share-based compensation expense (income) recognized in the first and second quarters of 2006 for all share-based awards was $21 million and ($4) million, respectively, which included a $6 million charge in the first quarter for the cumulative effect to revalue the liability for stock appreciation rights as of December 25, 2005, from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards. Total compensation expense (income) recognized in the first and second quarters of 2005 for share-based awards was $2 million and ($6) million, respectively. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based awards in the first and second quarters of 2006 was $15 million and $5 million, respectively. There was no comparable tax benefit recognized in the first or second quarters of 2005. Statement 123R requires the benefits of tax deductions in excess of the compensation cost recognized for share-based awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis on the Consolidated Statement of Cash Flows. The company realized $13 million and $4 million in excess tax benefits from share-based payment arrangements in the first and second quarters of 2006, respectively, which is shown as “Excess tax benefits from share-based payment arrangements” on the Consolidated Statement of Cash Flows. As of June 25, 2006, there was approximately $39 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

The following table illustrates the effect on 2005 net earnings and net earnings per share as if the company had applied the fair value recognition provisions of Statement 123 to share-based employee compensation. For awards issued to prior to 2006, the company defined the prior year as the service period for purposes of applying the fair value recognition provisions of Statement 123. As a result, share-based employee compensation expense is reflected as of the option grant dates in the following table:

Dollar amounts in millions, except per share data	Thirteen weeks ended June 26, 2005	Twenty-six weeks ended June 26, 2005
Net earnings as reported	$420	$659
Less: incremental share-based employee compensation expense determined under fair-value-based method, net of related tax effects	—	(33)

Pro forma net earnings	$420	$626

Earnings per share:
Basic — as reported	$1.72	$2.70
Basic — pro forma	$1.72	$2.57
Diluted — as reported	$1.71	$2.69
Diluted — pro forma	$1.71	$2.56

Disclosures for the thirteen and twenty-six week periods ended June 25, 2006, are not presented because the amounts are recognized in the Consolidated Financial Statements and disclosures reflecting what 2006 results would have been if the provisions of Statement 123 had been applied would not be comparable.

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

During the second quarter of 2006, the Committee issued a special stock option grant to selected executives and other key employees. These stock option awards vest at the end of a two-year continuous service period and have a contractual term of five years.

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

	Twenty-six weeks ended
	June 25, 2006		June 26, 2005
Valuation Model Assumptions:	5 year options	10 year options	10 year options
Expected volatility	20.92%	24.50%	29.52%
Expected dividends	2.70%	2.86%	2.52%
Expected term (in years)	3.38	5.21	4.73
Risk-free rate	4.88%	4.60%	3.91%
Weighted average grant date fair value	$12.52	$14.98	$15.58

A summary of stock option activity under the Plan as of June 25, 2006, and changes during the twenty-six weeks then ended is presented below:

Stock Options	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2005	14,808	$58.15
Granted	1,976	$70.26
Exercised	(3,077)	$55.27
Forfeited or expired	(43)	$61.18

Outstanding at June 25, 2006	13,664	$60.54	7.16	$(3)

Exercisable at June 25, 2006	7,031	$57.54	5.92	$19

The total intrinsic value of options exercised during the twenty-six weeks ended June 25, 2006, and June 26, 2005, was $51 million and $37 million, respectively.

Restricted Stock Units (RSUs)

The Plan provides for the award of RSUs, which are grants that entitle the holder to shares of the company’s common stock as the award vests. The company issued its first grant of RSUs during the first quarter of 2006. RSUs generally vest ratably over four years of continuous service and are forfeited upon termination of employment, including retirement. The grant date fair value of the RSU awards is equal to the market price of the company’s common stock on the date of grant.

A summary of the status of the company’s nonvested RSU awards as of June 25, 2006, and changes during the twenty-six weeks then ended, is presented below:

Nonvested RSUs	Stock Units (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at December 25, 2005	—	$—
Granted	341	$69.78
Forfeited	(6)	$69.77

Nonvested at June 25, 2006	335	$69.78

Because RSUs were first issued in 2006, no grant date fair value information is provided for prior periods and there were no RSU shares vested as of June 25, 2006.

Performance Share Units (PSUs)

The Plan provides for the grant of PSUs to selected executives and other key employees. PSUs are grants that entitle the holder to shares of the company’s common stock if required performance targets are met. The company issued PSU awards for the first time during the first quarter of 2006. Performance is based on a number of factors, including return on net assets, the company’s cost of capital and selected peer group financial performance over a three-year period. Each PSU grant is associated with a target number of shares. The final number of shares to be issued under each PSU grant can range from zero to 200 percent of the target. Over the performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of the performance target and final compensation expense will be recognized based on the ultimate number of shares issued. PSU payouts will be in shares of company stock after the end of the three-year period, subject to the terms applicable to such awards.

The fair value of the PSUs is equal to the market price of the company’s common stock. In accordance with Statement 123R, the PSUs are remeasured to fair value at each reporting date as certain conditions necessary to establish a grant date for accounting purposes have not been met. The PSUs generally vest over the three-year performance period and share-based compensation expense is recognized over the performance period. If the relative performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

A summary of PSU activity under the Plan as of June 25, 2006, and changes during the twenty-six weeks then ended is presented below. Share unit quantities are based on target award levels.

Nonvested PSUs	Stock Units (in thousands)	Weighted- Average Grant- Date Fair Value
Nonvested at December 25, 2005	—	$—
Granted	157	$69.81
Forfeited	(3)	$69.77

Nonvested at June 25, 2006	154	$69.81

Because PSUs were first issued in 2006, no grant date fair value information is provided for prior periods and there were no PSU shares vested as of June 25, 2006.

Stock Appreciation Rights (SARs)

The Plan provides for cash-settled SARs to be granted as part of a compensation award. SARs are similar to stock options; however, upon exercise the employee receives the difference between the current market price of the company’s common stock and the strike price of the SARs as a cash award and does not purchase the underlying stock. SARs are generally issued to employees outside of the United States. SARs are liability-classified awards and are remeasured to fair value at each reporting date.

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

The valuation assumptions noted in the following table represent the inputs used in the Black-Scholes valuation model for SARs granted during the twenty-six weeks ended June 25, 2006. Prior to the adoption of Statement 123R, the company’s SAR liability was based on the intrinsic value of the outstanding SAR awards; as such, valuation assumptions are not applicable for the twenty-six weeks ended June 26, 2005. As of June 26, 2005, the intrinsic value of SARs granted during the twenty-six weeks then ended was $1.62 for each award.

Valuation Model Assumptions	Twenty-six weeks ended June 25, 2006
Expected volatility	24.68%
Expected dividends	3.32%
Expected term (in years)	5.16
Risk-free rate	5.24%
Weighted average fair value as of June 25, 2006	$10.29

A summary of SARs activity under the Plan as of June 25, 2006, and changes during the twenty-six weeks then ended is presented below:

SARs	Rights (in thousands)	Weighted- Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2005	970	$58.92
Granted	179	$69.72
Exercised	(242)	$56.85
Forfeited or expired	(7)	$62.53

Outstanding at June 25, 2006	900	$61.59	7.30	$(1)

Exercisable at June 25, 2006	390	$58.43	5.67	$1

The total intrinsic value of SARs settled during the twenty-six weeks ended June 25, 2006, and June 26, 2005, was $4 million and $3 million, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions except per share data, shares in thousands	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Earnings (loss) from continuing operations	$300	$291	$(282)	$525
Earnings from discontinued operations	14	129	16	134

Net earnings (loss) available for common and exchangeable shareholders	$314	$420	$(266)	$659

Weighted average outstanding shares of common and exchangeable stock (basic)	248,147	244,702	246,971	243,782
Dilutive effect of share-based awards	1,047	1,179	—	1,177

Common and exchangeable stock and stock equivalents (dilutive)	249,194	245,881	246,971	244,959

Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$1.21	$1.20	$(1.15)	$2.15
Earnings per share from discontinued operations	0.06	0.52	0.07	0.55

Net basic earnings (loss) per share	$1.27	$1.72	$(1.08)	$2.70

Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$1.20	$1.19	$(1.15)	$2.15
Earnings per share from discontinued operations	0.06	0.52	0.07	0.54

Net diluted earnings (loss) per share	$1.26	$1.71	$(1.08)	$2.69

Options to purchase 1,972,793 shares were not included in the computation of diluted earnings per share for the thirteen week period ended June 25, 2006, because of their anti-dilutive effect. Performance share units with potential maximum awards of 308,802 shares were not included in the computation of diluted earnings per share for the thirteen week period ended June 25, 2006 due to performance targets not being satisfied at the end of the period.

Options to purchase 13,664,124 shares; performance share units with potential maximum awards of 308,802 shares; and restricted stock units of 335,333 shares were not included in the computation of diluted earnings (loss) per share for the twenty-six week period ended June 25, 2006, due to the company’s net loss position. However, some or all of these shares may be dilutive potential common shares in future periods.

Options to purchase 4,500 shares were not included in the computation of diluted earnings (loss) per share for both the thirteen and twenty-six week periods ended June 26, 2005, because of their anti-dilutive effect.

Note 5: Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $34 million and $65 million in the thirteen and twenty-six week periods ended June 25, 2006, respectively, and $38 million and $88 million in the thirteen and twenty-six week periods ended June 26, 2005, respectively. The components of net periodic benefit costs are:

	Pension
	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$33	$29	$73	$73
Interest cost	64	54	145	135
Expected return on plan assets	(104)	(80)	(234)	(201)
Amortization of loss	5	6	12	16
Amortization of prior service cost	8	7	18	18
Loss due to closure, sale, plan termination and other	2	1	2	1

	$8	$17	$16	$42

	Other Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$6	$5	$12	$11
Interest cost	13	12	26	27
Amortization of loss	9	6	15	13
Amortization of prior service cost	(2)	(2)	(4)	(5)

	$26	$21	$49	$46

The company contributed $30 million to its Canadian pension plans in the twenty-six weeks ended June 25, 2006, and expects to contribute a total of approximately $52 million to its Canadian pension plans in 2006. The company does not expect to make or be required to make any contributions to its U.S. pension plans during 2006.

Note 6: Comprehensive Income (Loss)

The company’s comprehensive income (loss) is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net earnings (loss)	$314	$420	$(266)	$659
Other comprehensive income (expense):
Foreign currency translation adjustments	47	(21)	52	12
Net derivative gains (losses) on cash flow hedges, net of tax	(12)	11	(35)	14
Reclassification of net gains on derivatives, net of tax	(3)	(8)	(9)	(7)

Comprehensive income (loss)	$346	$402	$(258)	$678

Note 7: Charges for Restructuring

Weyerhaeuser charges for restructuring include the following costs recognized in connection with business restructuring and overall cost reduction efforts:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Asset impairment charges	$13	$—	$13	$—
Termination benefits	4	4	6	5
Other restructuring costs	1	—	2	4
Reversal of restructuring charges recorded in prior periods	—	—	(3)	—

	$18	$4	$18	$9

The charges recognized in 2006 were primarily related to the restructuring of the Containerboard, Packaging and Recycling business model.

At June 25, 2006, Weyerhaeuser’s accrued liabilities include approximately $6 million of severance accruals related to restructuring charges recognized from 2005 through June 25, 2006. These accruals are associated with the termination of approximately 100 employees that have not yet occurred.

Note 8: Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Asset impairment charges	$1	$—	$2	$—
Termination benefits	2	1	2	3
Other closure costs	14	2	18	5
Reversal of closure charges recorded in prior periods	—	—	(4)	—

	$17	$3	$18	$8

The charges recognized in 2006 related primarily to the closure of two packaging facilities and costs associated with the wind down of the pulp and paper operations in Prince Albert, Saskatchewan.

Other closure costs include costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental clean-up and general costs to wind down operating facilities.

Changes in accrued severance during the twenty-six weeks ended June 25, 2006, were as follows:

Dollar amounts in millions	Twenty-six weeks ended June 25, 2006
Accrued severance as of December 25, 2005	$75
Charges	2
Payments	(24)
Reversal of severance charges recorded in prior periods	(4)
Other adjustments	1

Accrued severance as of June 25, 2006	$50

Note 9: Goodwill

The following table provides a reconciliation of changes in the carrying amount of goodwill during 2006:

Dollar amounts in millions	Timberlands	Wood Products	Cellulose Fiber & White Papers	Containerboard, Packaging & Recycling	Corp & Other	Total
Balance as of December 25, 2005	$40	$798	$857	$1,275	$12	$2,982
Impairment of goodwill	—	—	(749)	—	—	(749)
Effect of foreign currency translation adjustments	—	10	—	—	—	10

Balance as of June 25, 2006	$40	$808	$108	$1,275	$12	$2,243

The company announced on April 26, 2006, that it is considering alternatives for its fine paper business that range from continuing to hold and operate the assets to a possible sale or other disposition. Based on an evaluation of the value of assets and liabilities within the fine paper reporting unit, the company believes that the implied net value of fine paper goodwill is zero. The company recognized an estimated charge of $746 million in the first quarter of 2006 and recognized an additional $3 million charge in the second quarter of 2006 for the impairment of the goodwill associated with the fine paper reporting unit.

Note 10: Other Operating (Income) Costs, Net

Other operating (income) costs, net, are an aggregation of both recurring and occasional income and expense items which fluctuate from period to period. Weyerhaeuser’s other operating (income) costs, net, include the following (income) and expenses:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Gain on previous timberlands sales (Note 12)	$—	$(57)	$—	$(57)
Loss (gain) on disposition of assets	1	(3)	—	(4)
Charges for litigation (Note 14)	—	18	2	30
Foreign exchange (gains) losses	(21)	13	5	—
Other, net	(3)	(11)	—	—

	$(23)	$(40)	$7	$(31)

Foreign exchange transaction gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 11: Income Taxes

The company recognized goodwill impairment charges of $749 million in the twenty-six weeks ended June 25, 2006, which are not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charge. The company has recognized income tax expense on year-to-date 2006 pretax book income, excluding the goodwill impairment charge, at an effective income tax rate of 34.0 percent.

During the second quarter of 2006, the company recognized the following discrete items: a $12 million income tax benefit related to a change in Texas state income tax law, an $18 million income tax benefit related to a reduction in the Canadian federal income tax rate and an $18 million income tax benefit related to a deferred tax adjustment associated with the Medicare Part D subsidy.

The American Jobs Creation Act (AJCA) became law in October 2004. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined by the AJCA. Based on this legislation and 2005 guidance by the Department of Treasury, the company repatriated $1.1 billion of foreign earnings in July 2005. A charge of $44 million related to the planned repatriation was accrued in the second quarter of 2005 and is included in income taxes (from continuing operations) in the accompanying Consolidated Statement of Earnings.

Note 12: Consolidation of Variable Interest Entities

The company consolidates variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary.

Weyerhaeuser consolidates the assets and liabilities of buyer-sponsored special purpose entities and the monetization special purpose entities (collectively “SPEs”) related to previous significant sales of nonstrategic timberlands. However, because the SPEs are separate and distinct legal entities from the company, the assets of the SPEs are not available to satisfy the liabilities and obligations of the company and the liabilities of the SPEs are not liabilities or obligations of the company. During the second quarter of 2005, following a final determination regarding the interpretation of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – Interpretation of ARB No. 51 (Interpretation 46R), gains on sales of nonstrategic timberlands that had been previously deferred were recognized in income, resulting in a $57 million pretax gain on previous timberlands sales which is included in other operating costs in the Consolidated Statement of Earnings.

Assets of the buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million as of both June 25, 2006, and December 25, 2005. The monetization SPEs had long-term debt of $757 million as of June 25, 2006, and $756 million as of December 25, 2005. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under Interpretation 46R. At June 25, 2006, the company’s real estate subsidiaries have consolidated seven entities under Interpretation 46R, with estimated assets of $126 million and estimated liabilities of $102 million. At December 25, 2005, the company had consolidated five entities under Interpretation 46R with estimated assets of $76 million and estimated liabilities of $62 million. As of June 25, 2006, the company’s real estate development subsidiaries have 11 lot option purchase agreements entered into prior to December 31, 2003, with deposits of approximately $42 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $156 million. In addition, as of June 25, 2006, the company’s real estate development subsidiaries have 18 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $28 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $307 million. One of the company’s real estate subsidiaries has approximately $14 million in subordinated loans at risk at June 25, 2006, in 36 variable interest entities.

Note 13: Inventories

Weyerhaeuser inventories are comprised of the following:

Dollar amounts in millions	June 25, 2006	December 25, 2005
Logs and chips	$100	$144
Lumber, plywood, panels and engineered lumber	472	416
Pulp and paper	386	435
Containerboard and packaging	236	232
Other products	230	196
Materials and supplies	487	476

	$1,911	$1,899

Note 14: Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and recognized a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981 through December 31, 1999. This is a claims-based settlement, which means the claims will be paid as submitted over a nine-year period. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. Reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts. At the end of the second quarter of 2006, the company had approximately $51 million in reserves remaining for hardboard siding claims. The company believes the reserve balances established for these matters are adequate, but is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	Twenty-six weeks ended June 25, 2006	Fifty-two week periods
		2005	2004
Number of claims filed during the period	580	765	1,740
Number of claims resolved	650	640	2,990
Number of claims unresolved at end of period	635	705	580
Number of damage awards paid	225	270	1,140
Average damage award paid	$4,330	$4,100	$2,790

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

Linerboard Antitrust Litigation. In May 1999, two civil antitrust lawsuits were filed against the company in U.S. District Court, Eastern District of Pennsylvania. Both suits named as defendants several other major containerboard and packaging producers. The complaint in the first case alleged the defendants conspired to fix the price of linerboard which increased the price of corrugated containers. The complaint in the second case alleged that the company conspired to manipulate the price of linerboard and thereby the price of corrugated sheets. The class period for both suits was October 1993 through November 1995.

Two lawsuits were settled and a pretax charge of $23 million was recognized in the third quarter of 2003. Approximately 165 members of the classes opted out of the class and filed thirteen lawsuits against the company and other producers. The company settled three of the lawsuits and recognized a pretax charge of $12 million in the first quarter of 2005. The company settled all but one of the remaining opt-out cases and recognized a pretax charge of $38 million in the fourth quarter of 2005. The company resolved the remaining opt-out case in the second quarter of 2006 for an immaterial amount.

In March 2004, La Cie McCormick Canada Company filed a class action lawsuit in Superior Court of Justice, in Ontario, Canada against the company and other linerboard manufacturers on behalf of all Canadians who purchased corrugated products, including sheets and containers and/or linerboard, during the period of time from 1993 to at least the end of 1995. The allegations mirrored the allegations in the U.S. cases. In February 2006, the parties reached an agreement to settle the lawsuit for an immaterial amount. The court approved the settlement in the second quarter of 2006.

Alder Antitrust Litigation. In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging from 1996 to the present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. In September 2005, the company asked for discretionary review of the Initial Alder Case by the U.S. Supreme Court. In June 2006, the Supreme Court accepted review of the Ninth Circuit opinion. Oral argument has not been set.

In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court in Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the trial. It alleged a fraud was committed on the court and requested judgment against the plaintiff be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. Trebled damages of $20 million were alleged. The U.S. District Court stayed this matter until the U.S. Supreme Court takes final action in the Initial Alder Case. The company denies the allegations in the complaint and intends to vigorously defend the matter.

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

In 2005 the company settled similar lawsuits filed against the company by five hardwood mill owners in the U.S. District Court in Oregon. A pretax charge of $18 million was recognized in the second quarter of 2005.

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

As of June 25, 2006, the company has reserves accrued in the amount of $95 million. While the company believes the reserve established for the alder antitrust litigation is adequate, the company is unable to estimate what additional charges, if any, may be required in the future, because of the uncertainties surrounding the litigation process.

OSB Antitrust Litigation. A consolidated lawsuit was filed in U.S. District Court in Pennsylvania in 2006 seeking class action status for persons and entities who purchased oriented strand board (OSB) directly from Weyerhaeuser, Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Norbord and J.M. Huber Corp. between June 2002 through the present. The lawsuit alleges the defendants conspired to fix and raise OSB prices in the United States during the class period and as a result, class members paid artificially inflated prices for OSB during that period. Additional lawsuits have also been filed and have been consolidated in the same court for discovery purposes on behalf of “indirect purchasers” of OSB in different states that have laws permitting such actions on behalf of indirect purchasers. No specific damage amounts have been claimed. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future.

Paragon Trade Brands, Inc. Litigation. In 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. Oral argument on the company’s appeal was heard the second quarter of 2006 and the company is currently awaiting a decision from the court. The company has not established a reserve for this matter because, based upon the information currently available to the company, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management believes the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), for establishing a reserve in this matter have not been met. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations for the quarter or the year in which such a charge may be recognized.

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

The CVD and AD tariffs and the allegations of material injury, subsidy and dumping and the distribution process under the Byrd Amendment are currently under review and challenge in several forums, including NAFTA panels, the ITC, the U.S. Court of International Trade and the WTO. Although these proceedings remain open, a settlement has been announced that is expected to resolve the outstanding issues.

In early July 2006, the Canadian and U.S. governments announced a final settlement to the long-standing dispute. The key provisions include: disposing of the deposits, imposition of export measures in Canada, and addressing long-term policy reform. However, the agreement requires 95 percent of Canadian industry to formally support the measure in order for it to be implemented. Enabling legislation must also pass the Canadian Parliament and that is not expected to be addressed until Parliament returns in late September. The U.S. and Canadian governments are insisting that the deal is final and they will not reopen it. The company continues to work with the stakeholders on both sides of the border to see that a final settlement is implemented. The settlement would return 80 percent of the deposits to the company’s Canadian subsidiaries.

Through June 2006, the company has paid a cumulative total of $364 million in CVD and AD duty deposits and $22 million in related costs on softwood lumber the company has imported into the United States from Canada. The deposits made against the CVD and AD duties have been recognized as sales deductions in the consolidated statement of earnings. It is difficult to predict the net effect final duties will have on the company. In the event that final rates differ from the depository rates, ultimate charges may be higher or lower than those recorded to date. The company is unable to estimate at this time the amount of additional charges or reversals that may be necessary for this matter in the future.

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

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the second quarter of 2006, the company has established reserves totaling $30 million for estimated remediation costs on all of the approximately 71 active sites across its operations. Environmental remediation reserves totaled $29 million at the end of 2005. The increase in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period. The company accrued remediation costs of $6 million and $2 million in the first twenty-six weeks of 2006 and 2005, respectively. The company incurred remediation costs of $5 million and $3 million in the first twenty-six weeks of 2006 and 2005, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $70 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

The company has not recognized a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, for certain legal obligations, primarily special handling for the removal and disposal of encapsulated asbestos from facilities and equipment. The fair value cannot be reasonably estimated because the settlement dates are undetermined.

Note 15: Discontinued Operations

Discontinued operations for the thirteen and twenty-six week periods ended June 25, 2006 include the company’s North American composite panels operations which were sold in July 2006.

Discontinued operations for the thirteen and twenty-six week periods ended June 26, 2005, also include the company’s B.C. Coastal operations which were sold in May 2005, and its French composite panels operations which were sold in December 2005.

The following table summarizes the U.S. dollar components of net earnings from discontinued operations for the thirteen and twenty-six week periods ended June 25, 2006, and June 26, 2005:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales	$108	$239	$198	$503

Income from operations	21	27	24	36
Income tax expense	(7)	(8)	(8)	(12)

Net earnings from operations	14	19	16	24
Net gain on sale of B.C. Coastal operations	—	110	—	110

Earnings from discontinued operations, net of tax	$14	$129	$16	$134

No liabilities of the North American composite panels business were included in the sale. The following table summarizes the U.S. dollar carrying values of the held-for-sale assets of the North American composite panels business as of June 25, 2006 and December 25, 2005:

Dollar amounts in millions	June 25, 2006	December 25, 2005
Inventory	$17	$18
Property and equipment	114	113
Construction in progress	3	5

Total assets of discontinued operations	$134	$136

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

The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and current tax expense of $139 million on the taxable gain. Current taxes reflected the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada.

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

As discussed in Note 15: Discontinued Operations, the company sold its North American composites operations in July 2006. The segment data below includes the activities of the North American composites operations in the Wood Products segment for the thirteen and twenty-six week periods ended June 25, 2006 and June 26, 2005. In addition, the company sold its B.C. Coastal operations in the second quarter of 2005 and its French composites operations in the fourth quarter of 2005. The segment data below includes the activities of the B.C. Coastal operations in the Timberlands and Wood Products segments and includes the activities of the French composites operations in the Corporate and Other segment for the thirteen and twenty-six week periods ended June 26, 2005. The pretax gain of $64 million on the B.C. Coastal sale is included in the Corporate and Other segment for the thirteen and twenty-six week periods ended June 26, 2005.

During the second quarter of 2006, the company corrected the classification of rebates made on sales of certain wood products. In addition, the company corrected the classification of certain internal sales between Wood Products businesses that were previously reported as intersegment sales. As a result, prior period balances for third-party and intersegment sales of Wood Products segment have been reclassified for consistent presentation with the current period.

An analysis and reconciliation of the company’s business segment information to the respective information in the Consolidated Financial Statements is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Sales to and revenues from unaffiliated customers:
Timberlands	$269	$258	$532	$522
Wood Products	2,300	2,572	4,373	4,788
Cellulose Fiber and White Papers	1,126	1,077	2,233	2,155
Containerboard, Packaging and Recycling	1,237	1,223	2,364	2,386
Real Estate and Related Assets	746	648	1,436	1,303
Corporate and Other	117	151	233	300

	5,795	5,929	11,171	11,454
Less: sales of discontinued operations (Note 15)	(108)	(239)	(198)	(503)

	5,687	5,690	10,973	10,951

Intersegment sales:
Timberlands	369	419	844	896
Wood Products	54	60	111	117
Cellulose Fiber and White Papers	11	11	18	23
Containerboard, Packaging and Recycling	13	18	32	32
Corporate and Other	5	4	11	9

	452	512	1,016	1,077

Total sales and revenues	6,139	6,202	11,989	12,028
Intersegment eliminations	(452)	(512)	(1,016)	(1,077)

	$5,687	$5,690	$10,973	$10,951

Contribution (charge) to earnings:
Timberlands	$224	$210	$422	$410
Wood Products	131	204	248	335
Cellulose Fiber and White Papers	23	16	(740)	35
Containerboard, Packaging and Recycling	74	99	96	147
Real Estate and Related Assets	123	156	295	339
Corporate and Other	(40)	99	(142)	82

	535	784	179	1,348
Interest expense (Weyerhaeuser only)	(152)	(179)	(304)	(375)
Less: capitalized interest (Weyerhaeuser only)	20	2	36	2

Earnings (loss) from continuing and discontinued operations before income taxes	403	607	(89)	975
Income taxes (continuing and discontinued operations)	(89)	(187)	(177)	(316)

Net earnings (loss)	$314	$420	$(266)	$659

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the company’s markets in the third quarter 2006; expected earnings and performance of the company’s business segments during the third quarter 2006; demand and pricing for the company’s products in the third quarter 2006; reduced harvest and sales activity from normal seasonal shutdowns; softening domestic log prices and lower sales of non-strategic properties in the third quarter 2006; lower prices for lumber, oriented strand board, and some engineered lumber products in the third quarter 2006, reduction in scheduled annual maintenance outages and improved operating performance in the Cellulose Fiber and White Papers segment; and related matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, contribution (charge) to earnings, and shipment volumes are based on the thirteen and twenty-six week periods ended June 25, 2006, as compared to the thirteen and twenty-six week periods ended June 26, 2005. The thirteen week periods are also referred to as second quarter and the twenty-six week periods are also referred to as first half or year-to-date.

Consolidated Results

A summary of consolidated results for the thirteen and twenty-six week periods ended June 25, 2006, and June 26, 2005, is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions, except per-share data	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales and revenues	$5,687	$5,690	$10,973	$10,951
Operating income	$475	$658	$63	$1,171
Net earnings (loss)	$314	$420	$(266)	$659
Net earnings (loss) per share, basic	$1.27	$1.72	$(1.08)	$$2.70
Net earnings (loss) per share, diluted	$1.26	$1.71	$(1.08)	$$2.69

Consolidated net sales and revenues decreased $3 million and increased $22 million for the thirteen and twenty-six week periods ended June 25, 2006, respectively, as compared to the same periods in 2005. Sales of softwood lumber, plywood, oriented strand board (OSB), and containerboard declined in both periods, while sales of pulp and corrugated packaging increased. The decline in wood products sales related to continuing operations is primarily due to lower price realizations for softwood lumber and OSB in the thirteen and twenty-six week periods ended June 25, 2006. Increased pulp sales reflect improved price realizations and increased unit shipments, primarily due to improvements in the papergrade pulp markets. The increase in sales of corrugated packaging reflects an increase in U.S. demand for box shipments.

Net sales and revenues and operating income presented in the table above exclude the results of the company’s British Columbia Coastal Group (B.C. Coastal) operations and French composites operations, which were sold in May and December 2005, respectively, and its North American composites operations which were sold in July 2006. Collectively, these operations are presented as discontinued operations in the accompanying Consolidated Financial Statements. See Note 15 of Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” of this report.

Consolidated net earnings, which includes the results of discontinued operations, decreased $106 million and $925 million in the thirteen and twenty-six week periods ended June 25, 2006, respectively, as compared to the same periods in 2005, primarily due to the following items:

•	The company recognized charges of $746 million and $3 million in the first and second quarters of 2006, respectively, related to the impairment of goodwill associated with the Cellulose Fiber and White Papers segment.

•	The company recognized a $110 million gain, including a tax benefit of $46 million, on the sale of the B.C. Coastal operations in the second quarter of 2005. During the second quarter of 2005, the company also recognized an after-tax gain of $37 million that had been deferred on previous sales of timberlands.

•	The effect on increases in prices realized for pulp and fine paper largely offset the effect of declines in prices and volumes for wood products in the second quarter of 2006 as compared to the second quarter of 2005. The effect of declines in prices and volumes for wood products more than offset the effect of increases in prices realized on the sales of pulp and fine paper in the twenty-six week period ended June 25, 2006 compared to the 2005 period.

•	Net after-tax charges for interest expense decreased approximately $28 million and $65 million in the thirteen and twenty-six week periods, respectively, due primarily to $2.2 billion in debt reduction that has occurred during 2005 and year-to-date 2006.

These and other factors that affected the quarterly and year-to-date comparisons of operating income and net earnings (loss) are discussed in the following segment analyses.

These and other factors that affected the quarterly and year-to-date comparisons of operating income and net earnings (loss) are discussed in the following segment analyses.

Timberlands

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales and revenues to unaffiliated customers	$269	$258	$532	$522
Intersegment sales	$369	$419	$844	$896
Contribution to earnings	$224	$210	$422	$410

Net sales and revenues to unaffiliated customers were higher for both the thirteen and twenty-six week periods ended June 25, 2006, as compared to the same periods of 2005. For both the second quarter and year-to-date periods, price realizations increased due to improved domestic and export log price realizations in the West, and increased domestic log price realizations in Canada. Those improvements more than offset lower log sales volume in the South and reduced Canadian activity in 2006 due to the May 2005 sale of the company’s B.C. Coastal operations.

Intersegment sales declined in both the thirteen and twenty-six week periods ended June 25, 2006, as compared to the same periods of 2005, primarily due to the closure of the pulp and lumber mills in Saskatchewan in March and April of 2006. Intersegment sales volumes in the South were also lower in both the thirteen and twenty-six week periods ended June 25, 2006, due to slightly lower harvest levels of both fee and non-fee timber.

Contribution to earnings increased $14 million and $12 million for the thirteen and twenty-six weeks ended June 25, 2006, respectively, compared to the thirteen and twenty-six weeks ended June 26, 2005. Items that affected the quarterly and year-to-date comparison of Timberlands’ contribution to earnings include the following:

•	Improved price realizations and mix resulted in increased earnings of $12 million and $26 million for the thirteen and twenty-six week periods ended June 25, 2006, respectively, as compared to the same periods of 2005. Higher sales volumes, including both third-party and intersegment sales, contributed an additional $4 million and $8 million of earnings for the thirteen and twenty-six week periods, respectively.

•	Earnings from sales and exchanges of nonstrategic properties increased $18 million and $14 million for the thirteen and twenty-six weeks ended June 25, 2006, respectively, compared to the same periods in the prior year.

•	Net operating costs increased $13 million and $28 million for the thirteen and twenty-six week periods of 2006 as compared to the same periods of 2005. The second quarter increase was due mostly to higher fuel costs. The year-to-date increase was due to higher fuel costs and to increased salvage costs in the South related to hurricane Katrina.

•	The B.C. Coastal timberlands operations also contributed $6 million and $9 million of earnings in the thirteen and twenty-six weeks ended June 26, 2005, respectively, with no comparable earnings in 2006 due to the sale of the B.C. Coastal operations at the end of May 2005.

Timberlands’ third quarter earnings are expected to be lower than the second quarter due to seasonally reduced harvest and sales activity, softening domestic log prices and lower sales of non-strategic properties.

Third-party log sales volumes and fee harvest volumes for Timberlands for the thirteen and twenty-six week periods ended June 25, 2006, and June 26, 2005, are as follows:

	Thirteen weeks ended		Twenty- six weeks ended
Volumes in thousands	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Third-party log sales — cunits (100 cubic feet)	808	863	1,743	1,727
Fee harvest — cunits (100 cubic feet)	2,083	2,231	4,215	4,479

Wood Products

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales and revenues	$2,300	$2,572	$4,373	$4,788
Contribution to earnings	$131	$204	$248	$335

Demand for building products during the first half of 2006 was strong but slowed toward the end of the second quarter as compared to the same period in 2005. The seasonally adjusted annual rate of housing starts for the first quarter of 2006 was comparable to the first quarter of 2005. The seasonally adjusted annual rate of housing starts for the second quarter of 2006 averaged 1.9 million starts compared to 2.0 million in the second quarter of 2005. However, the June 2006 seasonally adjusted rate of starts declined 11 percent from the same month in 2005. Due to the apparent weakening in housing coupled with readily available supply and eroding prices, dealers and distributors appeared to maintain lean inventories throughout the first half of 2006, purchasing only enough to satisfy near-term needs. Structural panel price realizations declined steadily during the first half of 2006. Structural softwood lumber price realizations trended down throughout the period with the exception of a seasonal increase at the start of the second quarter. Average price realizations for engineered lumber were up approximately 3 percent on a year-to-date basis.

Net sales and revenues decreased $272 million, or 11 percent, for the thirteen-week period ended June 25, 2006, compared to the thirteen-week period ended June 26, 2005. The overall decrease is primarily the result of lower prices for structural panels and softwood lumber due to market factors mentioned above. The significant changes in second quarter net sales and revenues include the following:

•	Sales of softwood lumber decreased $175 million. Price realizations decreased $33 per thousand board feet, or 8 percent. Shipment volume decreased 242 million board feet, or 10 percent. The primary factors for the decrease in lumber shipment volumes were the sale of the coastal British Columbia sawmills in May 2005, the closure of the Big River, Saskatchewan sawmill in April 2006; and the closure of the Aberdeen, Washington large log sawmill in the fourth quarter of 2005.

•	Sales of structural panels, which include oriented strand board and plywood, decreased $82 million. Price realizations for oriented strand board decreased $39 per thousand square feet (3/8” basis), or 13 percent. Price realizations for plywood decreased $4 per thousand square feet (3/8” basis), or 1 percent. Shipments of oriented strand board increased 28 million square feet, or 3 percent, primarily due to the Sutton OSB mill press downtime in 2005. Shipments of plywood decreased 142 million square feet, or 24 percent, due to the closure of the Wright City, Oklahoma plywood mill in October 2005, the redirection of additional veneer production into engineered lumber products manufacturing, and the termination of distribution arrangements for certain outside suppliers.

•	Sales of logs, chips and low cost raw materials decreased $33 million, primarily due to the sale of the B.C. Coastal operations in 2005.

•	Sales of industrial products and other building products purchased for resale increased $14 million.

Net sales and revenues decreased $415 million, or 9 percent, in the first half of 2006, compared to the first half of 2005. The significant changes in year-to-date net sales and revenues included:

•	Sales of softwood lumber decreased $285 million. Price realizations decreased $30 per thousand board feet, or 7 percent. Shipment volume decreased 378 million board feet, or 9 percent, for the reasons discussed above.

•	Sales of structural panels decreased $131 million. Price realizations for oriented strand board decreased $34 per thousand square feet (3/8” basis), or 11 percent. Price realizations for plywood were flat. Shipments of oriented strand board increased 120 million square feet, or 6 percent, and shipments of plywood decreased 290 million square feet, or 26 percent, for reasons discussed above.

•	Sales of logs, chips and low cost raw materials decreased $65 million, primarily due to the sale of the B.C. Coastal operations in 2005.

•	Sales of engineered lumber products increased $47 million, due to increased price realizations of approximately 3 percent and a slight increase in shipment volumes. The increase in shipment volumes reflected strong demand for laminated veneer lumber and engineered i-joists, and construction-related downtime at one of the company’s laminated strand lumber facilities in the spring of 2005.

•	Sales of industrial products and other building products purchased for resale increased $16 million, primarily due to higher prices for composite products and hardwood lumber.

Segment contribution to earnings was $131 million in the thirteen weeks ended June 25, 2006, down from $204 million in the thirteen weeks ended June 26, 2005. The year-to-date contribution to earnings was $248 million for 2006, down from $335 million for 2005. The following factors affected the quarterly and year-to-date comparisons of segment contribution to earnings:

•	The net effect of sales price variances on earnings was a decrease of approximately $95 million in the second quarter of 2006 compared to the same period in 2005. Lower prices for lumber, plywood, and oriented strand board caused a decrease of $113 million, which was partially offset by increased prices for engineered lumber products, composite panels, and other products. On a year-to-date basis, the net effect on prices was a decrease to segment earnings of approximately $137 million in comparison to 2005.

•	The effect of shipment volumes on earnings was a decrease of approximately $21 million in the second quarter of 2006, compared to the second quarter of 2005, and a decrease in earnings of approximately $24 million in the first half of 2006 compared to 2005.

•	Partially offsetting the negative effects of sales prices, shipment volumes, and the unfavorable change in the Canadian to U.S. dollar exchange rate were reductions in the cost and volume of lumber and plywood purchased for resale, reductions in depreciation and pension expense, and the elimination of costs associated with the company’s B.C. Coastal operations.

Weyerhaeuser expects substantially lower third quarter earnings from ongoing operations compared with second quarter due to declining prices and the absence of the North American composite earnings. The company closed the sale of its North American composite panels business in July 2006, and will recognize the resulting gain in the third quarter.

Third party sales and total production volumes for the major products in the Wood Products segment for the thirteen and twenty-six week periods ended June 25, 2006, and June 26, 2005, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Third party sales volumes in millions, except logs	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Softwood lumber — board feet	2,113	2,355	4,034	4,412
Plywood — square feet (3/8”)	458	600	847	1,137
Veneer — square feet (3/8”)	63	59	124	119
Composite panels — square feet (3/4”)	324	317	626	616
Oriented strand board — square feet (3/8”)	1,069	1,041	2,069	1,949
Engineered I-Joists — lineal feet	137	138	251	246
Engineered solid section — cubic feet	11	10	20	19
Hardwood lumber — board feet	110	114	213	216
Logs — in thousands of cunits (100 cubic feet)	46	177	101	364

	Thirteen weeks ended		Twenty-six weeks ended
Total production volumes in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Softwood lumber — board feet	1,650	1,869	3,313	3,690
Plywood — square feet (3/8”)	245	302	486	605
Veneer — square feet (3/8”) (1)	455	529	910	1,046
Composite panels — square feet (3/4”)	288	282	566	549
Oriented strand board — square feet (3/8”)	1,062	1,019	2,135	2,026
Engineered I-Joists – lineal feet	136	132	257	265
Engineered solid section — cubic feet	12	10	23	21
Hardwood lumber — board feet	83	96	165	188

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Cellulose Fiber and White Papers

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales and revenues	$1,126	$1,077	$2,233	$2,155
Contribution (charge) to earnings	$23	$16	$(740)	$35

Net sales and revenues increased $48 million, or 4 percent, for the thirteen-week period ended June 25, 2006, compared to the thirteen-week period ended June 26, 2005. The increase was primarily due to the following:

•	Fine paper sales, including paper and coated groundwood, declined $13 million. Fine paper shipments declined approximately 83,000 tons, or 10 percent, and price realizations increased approximately $78 per ton, or 10 percent, in the second quarter of 2006, compared to the same period in 2005. The decline in sales volumes reflects the December 2005 closure of the Prince Albert, Saskatchewan facility and the April 2006 closure of the Dryden, Ontario No.1 paper machine operations. The increase in fine paper realizations reflects a general improvement in the North American paper market.

•	Pulp sales revenue increased $47 million during the second quarter of 2006 compared to the second quarter 2005. Unit shipments improved 60,000 tons, or 10 percent. Fluff pulp volume grew largely as a result of the conversion of Port Wentworth, Georgia facility to fluff production. Papergrade pulp sales also improved due to strengthening in market demand. Price realizations improved $17 per ton, or 3 percent, due to papergrade price improvement.

Net sales and revenues increased $78 million, or 4 percent, for the twenty-six weeks ended June 25, 2006, compared to the twenty-six weeks ended June 26, 2005. The significant changes in net sales and revenues included the following:

•	Fine paper sales were comparable during the two periods. Unit shipments declined approximately 72,000 tons, or 5 percent, but price realizations increased approximately $38 per ton, or 5 percent during the first half of 2006, compared to the first half of 2005. The volume decline is related to the closures of the Prince Albert, Saskatchewan facility and the Dryden, Ontario No. 1 paper machine. The price improvement realized is related to an overall improvement in the uncoated freesheet market.

•	Pulp sales increased $65 million. Unit shipments improved approximately 82,000 tons, or 7 percent. Price realizations increased approximately $12 per ton, or 2 percent, for the twenty-six weeks ending June 25, 2006, as compared to the twenty-six weeks ending June 26, 2005. Significant volume improvement was experienced across all primary product lines. The pricing improvement was driven by general market improvements in the papergrade segment and price increases implemented in the specialty product lines.

The second quarter 2006 contribution to earnings was $23 million compared to a contribution of $16 million in the same period of 2005. The segment had a loss of $740 million in the twenty-six week period ended June 25, 2006, compared to a $35 million contribution in the twenty-six week period ended June 26, 2005. The following factors affected the comparisons of segment contribution (charge) to earnings for the thirteen and twenty-six week periods:

•	During the thirteen weeks ended June 25, 2006, closure, restructuring, and goodwill impairment costs were recorded in the amount of $14 million, compared to $2 million during the same period in 2005. For the twenty-six week period ended June 25, 2006, closure, restructuring and goodwill impairment costs were recorded in the amount of $760 million of which $749 million was related to goodwill impairment for the fine paper business. During the twenty-six week period of 2005, charges for such items were $4 million.

•	Increases in fine paper prices contributed approximately $56 million to second quarter earnings while a decline in fine paper sales volume due to Prince Albert, Saskatchewan and Dryden, Ontario No. 1 paper machine closures, resulted in a decline of $4 million in the quarterly earnings. On a year-to-date basis, the fine paper price increase contributed approximately $58 million to earnings while the volume decline had a negative effect of $4 million.

•	Improvement in pulp prices contributed approximately $11 million in segment earnings in the second quarter and higher sales volume contributed additional earnings of approximately $3 million. On a year-to-date basis, pulp price improvement contributed approximately $15 million to segment earnings and the volume increase had a positive effect of approximately $4 million.

•	The strengthening of the Canadian dollar against the U.S. dollar in 2006 resulted in increased operating costs of the segment’s Canadian facilities, resulting from the translation of Canadian-denominated operating costs into U.S. dollars. This negatively affected the segment’s earnings by approximately $18 million in the second quarter of 2006 and by approximately $32 million for the first half of 2006, when compared with the same periods of 2005.

•	Operating costs increased approximately $16 million in the second quarter of 2006 and approximately $40 million for the first half of 2006, as compared with the same periods of 2005, due primarily to the effect that energy costs are having on chemical prices, raw material price escalation (chips and third party purchased paper for converting operations), and the effect of a turbine failure at the Plymouth facility during the second quarter of 2006.

•	Transportation costs increased approximately $12 million in the second quarter of 2006 and approximately $29 million for the first half of 2006, due largely to the effect of increased fuel costs on transportation rates.

Weyerhaeuser expects the segment’s performance to continue to improve in the third quarter. The company expects to realize the full effect of price increases implemented during second quarter and the additional benefit of price increases announced for third quarter. Manufacturing costs are expected to decrease due to fewer scheduled maintenance shutdowns and improved operating performance. Third party sales and total production volumes for major Cellulose Fiber and White Papers products follows:

	Thirteen weeks ended		Twenty-six weeks ended
Third party sales volumes in thousands	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Pulp — air-dry metric tons	647	587	1,298	1,216
Paper — tons(1)	662	742	1,415	1,478
Coated groundwood — tons	59	62	111	120
Liquid packaging board — tons	71	65	127	125
Paper converting — tons	474	494	985	969

	Thirteen weeks ended		Twenty-six weeks ended
Total production volumes in thousands	June 25, 2006	June 26 2005	June 25, 2006	June 26, 2005
Pulp — air-dry metric tons(2)	588	614	1,264	1,235
Paper — tons (3)	672	752	1,396	1,515
Coated groundwood — tons	56	59	112	114
Liquid packaging board — tons	75	64	136	124
Paper converting — tons	461	487	959	962

(1)	Paper volumes include unprocessed rolls and converted paper volumes.

(2)	Pulp production excludes volumes further processed into paper products in company mills.

(3)	Paper machine production.

Containerboard, Packaging and Recycling

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales and revenues	$1,237	$1,223	$2,364	$2,386
Contribution to earnings	$74	$99	$96	$147

Net sales and revenues increased $14 million, or 1 percent, in the thirteen weeks ended June 25, 2006, as compared to the thirteen weeks ended June 26, 2005. The significant changes in net sales and revenues include the following:

•	Sales of corrugated packaging increased $33 million, or 3 percent. Price realizations for corrugated packaging were approximately the same in the second quarter of 2006, compared to the same period of 2005, but unit shipments increased approximately 568 million square feet, or 3 percent.

•	Containerboard sales decreased $17 million, or 17 percent, in the second quarter of 2006, as compared to the second quarter of 2005. Price realizations for containerboard increased approximately $54 per ton, or 14 percent, while units shipped decreased 70,000 tons, or 27 percent.

Net sales and revenues decreased $22 million, or 1 percent, in the twenty-six weeks ended June 25, 2006, as compared to the twenty-six weeks ended June 26, 2005. The significant changes in net sales and revenues include the following:

•	Sales of corrugated packaging increased $46 million, or 2 percent. A decrease in price realizations for corrugated packaging of approximately $1 per thousand square feet, or 2 percent, was more than offset by the effect of an increase in unit shipments. Unit shipments of corrugated packaging increased approximately 1.6 billion square feet, or 4 percent, in the first half of 2006, compared to the same period in 2005. As reported by Fiber Box Association, U.S. industry box shipments increased approximately 3 percent over this same period.

•	Containerboard sales decreased $52 million, or 24 percent. Containerboard shipments decreased approximately 154,000 tons, or 28 percent, in the first half of 2006 as compared to the first half of 2005, while price realizations for containerboard increased approximately $21 per ton, or 5 percent, in the 2006 period as compared to the 2005 period.

•	Recycling sales declined $19 million, or 10 percent. A 5 percent increase in volume was more than offset by a 14 percent decline in sales price realizations primarily driven by declining domestic demand for recovered fiber.

Packaging shipments increased in spite of closing seven packaging facilities since December 2005. Unit shipments of containerboard to external customers declined primarily due to the closure of a containerboard machine in Plymouth, N.C., in the first quarter of 2006 and an increase in the internal consumption of containerboard by the company’s corrugated packaging plants. After declining throughout 2005, price realizations for containerboard began increasing during the first and second quarters of 2006. After declining in the second half of 2005, price realizations for corrugated packaging also began increasing during the first and second quarters of 2006. Average second quarter packaging price realizations were comparable in 2006 and 2005, but average year-to-date price realizations for 2006 were lower than the same period in the prior year. The increasing price realizations for containerboard and corrugated packaging resulted from an increase in industry demand for corrugated packaging, coupled with high containerboard mill operating rates and low inventory levels.

Contribution to earnings decreased $25 million in the thirteen weeks ended June 25, 2006, compared to the thirteen weeks ended June 26, 2005. Contribution to earnings decreased $51 million in the twenty-six weeks ended June 25, 2006, compared to the twenty-six weeks ended June 26, 2005. The decrease in contribution to earnings was primarily attributable to the following:

•	Increases in containerboard and packaging price realizations contributed approximately $13 million in the second quarter of 2006. Although packaging prices have been increasing since November 2005, average price realizations for the year-to-date 2006 period declined when compared to the 2005 period. The decline in packaging price realizations more than offset increases in containerboard price realizations, resulting in a decrease to earnings of approximately $27 million.

•	Increased manufacturing costs negatively affected contribution to earnings by approximately $9 million in the second quarter of 2006 and by approximately $10 million year-to-date 2006, as compared to the same periods of 2005. The increase in manufacturing costs were primarily due to higher purchase prices for chemicals, natural gas and electricity at the containerboard mills which were partially offset by lower depreciation expense and other cost decreases due to improved asset utilization. The company’s packaging production has increased over 3 percent or nearly 1.3 billion square feet year-to-date 2006 compared with the same period of 2005.

•	Outbound transportation costs increased by approximately $12 million in the second quarter of 2006 and by approximately $27 million in the first half of 2006, as compared to the same periods in 2005, primarily due to rising fuel costs, rate increases by rail carriers and switching to higher cost modes of transportation in order to make on-time deliveries.

•	The purchase cost for OCC (old corrugated containers) decreased by approximately $9 per ton, or 8 percent, in the thirteen weeks ended June 25, 2006, and decreased by approximately $18 per ton, or 15 percent, in the twenty-six weeks ended June 25, 2006, compared with the same periods in 2005. The purchase cost for wood chips increased approximately $4 per ton, or 6 percent, in both the thirteen and twenty-six weeks ended June 25, 2006, compared with the same periods in 2005. The net effect of the change in fiber costs was an increase to earnings of $4 million and $23 million for the thirteen and twenty-six week periods, respectively. OCC costs increased approximately $23 per ton, or 25 percent, from the beginning to the end of the second quarter and have continued to increase into the third quarter.

•	The thirteen and twenty-six weeks ended June 25, 2006, include pretax charge of approximately $18 million for charges associated with changes to the segment’s business model and pretax charges of $5 million related to facility closures. There were no comparable charges in the second quarter of 2005. The twenty-six weeks ended June 26, 2005, include a pretax charge of approximately $6 million associated with the closure of a packaging facility in Bowling Green, Kentucky, and a $12 million pretax charge for the settlement of a linerboard antitrust lawsuit.

The company expects continued earnings improvement for this segment in the third quarter due mainly to the full realization of previous price increases, partially offset by escalating OCC costs.

Third party sales and total production volumes for major Containerboard, Packaging and Recycling products follows:

	Thirteen weeks ended		Twenty-six weeks ended
Third party sales volumes in thousands	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Containerboard — tons	189	259	400	554
Packaging — MSF	19,168	18,600	37,510	35,954
Recycling — tons	719	695	1,452	1,387
Kraft bags and sacks — tons	20	22	40	45

	Thirteen weeks ended		Twenty-six weeks ended
Total production volumes in thousands	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Containerboard — tons(1)	1,533	1,581	3,108	3,084
Packaging — MSF	20,290	19,915	39,840	38,543
Recycling — tons(2)	1,684	1,673	3,400	3,297
Kraft bags and sacks — tons	20	22	39	45

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.

(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Real Estate and Related Assets

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales and revenues	$746	$648	$1,436	$1,303
Contribution to earnings	$123	$156	$295	$339

Net sales and revenues increased $98 million, or 15 percent, in the thirteen weeks ended June 25, 2006 compared to the same period in 2005. Net sales and revenues for the twenty-six week period ended June 25, 2006 increased $133 million, compared to the twenty-six weeks ended June 26, 2005.

•	Net sales and revenues attributable to single-family home sales were $728 million and $598 million in the second quarters of 2006 and 2005, respectively. Improvements in both volume and price drove the increase in single-family revenue. The segment closed 1,483 single-family home sales during the second quarter of 2006, as compared to 1,279 single-family home sales closed in the second quarter of 2005. The average sales price for single-family homes was approximately $491,000 in the thirteen weeks ended June 25, 2006, and approximately $468,000 in the thirteen weeks ended June 26, 2005.

•	Net sales and revenues attributable to single-family home sales were $1.3 billion and $1.1 billion in the twenty-six weeks ended June 25, 2006, and June 26, 2005, respectively, largely driven by volume improvements. The segment closed 2,644 single-family home sales during the first half of 2006, as compared to 2,468 single-family home sales closed in the same period in 2005. The average sales price for single-family homes was approximately $488,000 in the twenty-six weeks ended June 25, 2006, and approximately $459,000 in the twenty-six weeks ended June 26, 2005.

Contribution to earnings for the Real Estate and Related Assets segment decreased $33 million in the second quarter of 2006 compared with the same period of 2005. Contribution to earnings decreased $44 million in the twenty-six weeks ended June 25, 2006, compared with the twenty-six weeks ended June 26, 2005.

•	Contribution to earnings from land and lot sales decreased $22 million from the second quarter 2005 to the second quarter of 2006 as the segment did not have any significant land sales in the second quarter of 2006. On a year-to-date basis, gains on land and lot sales decreased $46 million in 2006 from 2005.

•	Single-family gross profit improved $6 million and $8 million in the second quarter and first half of 2006, respectively. Improvements in unit closings and the average single-family sales price were largely offset by increases in cost of sales. In the first quarter of 2006, the company recorded $8 million of warranty insurance recoveries which are included in single-family gross profit for the first half of 2006.

•	Selling, general and administrative costs increased $16 million and $26 million in the thirteen and twenty-six week periods of 2006, respectively, as compared to the same periods of 2005, reflecting increased marketing and sales-related expenses, and incentive compensation expenses.

•	Year-to-date partnership income in 2006 increased $13 million from year-to-date 2005, which includes recognition of $9 million of deferred income in connection with a partnership restructuring which occurred in the first quarter of 2006. In addition, interest and other income increased $10 million due to the performance of certain investments.

The company expects third quarter real estate and related earnings to approximate second quarter.

Corporate and Other

	Thirteen weeks ended		Twenty-six weeks ended
Dollar amounts in millions	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales and revenues	$117	$151	$233	$300
Contribution (charge) to earnings	$(40)	$99	$(142)	$82

Corporate and Other includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities.

Net sales and revenues for the segment declined $34 million and $67 million for the thirteen and twenty-six week periods ended June 25, 2006, respectively, primarily due to the sale of the French composite operations in December 2005.

Corporate and Other’s contribution (charge) to earnings includes the following:

•	The thirteen and twenty-six week periods ended June 26, 2005, include a $64 million pretax gain on the sale of the company’s B.C. Coastal operations and a $57 million gain related to the recognition of a deferred gain from previous timberlands sales.

•	Foreign exchange gains (losses) were $20 million and ($12) million in the thirteen weeks ended June 25, 2006, and June 26, 2005, respectively, and ($6) million and $1 million in the twenty-six weeks ended June 25, 2006, and June 26, 2005, respectively. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	The thirteen and twenty-six weeks ended June 25, 2006, include charges of $17 million and $23 million, respectively, related to donations of timberlands to the Weyerhaeuser Company Foundation, compared to charges of $3 million for donations of timberlands in the twenty-six weeks ended June 26, 2005.

•	The thirteen and twenty-six weeks ended June 25, 2006, included charges of $7 million and $14 million, respectively, to expense previously capitalized interest in connection with sales of real estate assets. There were no comparable charges recognized in the thirteen or twenty-six weeks ended June 25, 2005.

•	Other general and administrative costs of the corporate and other segment increased approximately $22 million and $32 million in the thirteen and twenty-six weeks ended June 25, 2006, respectively, primarily due to higher spending on corporate initiatives.

•	Variable compensation costs for the corporate and other segment, including both share-based compensation and other performance-based incentive compensation, decreased $15 million in the second quarter of 2006. On year-to-date basis, variable compensation costs for the segment were comparable for the first two quarters of 2006 and 2005.

Share-Based Compensation Expense

The Compensation Committee conducted an extensive 13-month review focusing on incentive compensation for salaried employees, including executive officers. As a result of this review, changes in the company’s long-term incentive practices were initiated at the beginning of fiscal 2006 and consisted primarily of the following: (1) for executive officers, the long-term incentive opportunity is granted half in options and half in a new performance share plan. The value of the performance share plan award is based on company performance relative to a new basic materials peer group over a 3-year period. If performance equals the peer group’s performance, the award is paid at target levels; if performance exceeds or falls below peer performance, the award is adjusted accordingly up to a maximum of 200 percent of target or down to zero. Performance is measured as return on net assets in excess of a benchmark rate. (2) For other equity-eligible leaders and employees, the long-term incentive opportunity is granted half in options and half in restricted stock units. Overall, the changes in the long-term incentive program provide clear alignment to improving performance relative to peers and competitors while increasing returns to shareholders.

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

Share-based compensation expense recognized during the first quarter of 2006 related to all share-based awards was $21 million, which included a pretax charge of $6 million for the cumulative effect to revalue the liability for SARs as of December 25, 2005, from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards. Share-based compensation recognized in the second quarter of 2006 was net income of $4 million, which resulted primarily from a reduction in the fair value of SARs that are remeasured to fair value at each reporting period. The reduction in the fair value of the SARs was due to the decrease in the price of the company’s stock between March 26, 2006, and June 25, 2006.

Total unrecognized share-based compensation expense related to nonvested awards outstanding at June 25, 2006, is approximately $39 million. This unrecognized compensation expense will be recognized over the remaining service period of the underlying awards which currently extends through the second quarter of 2010. The amounts that will ultimately be recognized for the company’s share-based awards will depend on share-based awards granted in future periods, the assumptions underlying the value of those share-based awards, changes in the company’s stock price, and the company’s financial performance relative to the basic materials peer group. The company’s income tax accounting may also be affected by actual exercise behavior and the relative market prices of the company’s stock at the time of exercise. For additional information, refer to Note 3 (Share-based Compensation) of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report.

Income Taxes

The company’s effective income tax rate, excluding the goodwill impairment and excluding the one-time tax benefits recognized in the second quarter, is estimated to be 34.0 percent for 2006. The effective rate that was estimated as of the second quarter of 2005 was 35.0 percent. The company’s effective income tax rate is primarily affected by state income taxes and the benefits of tax credits. The first and second quarters of 2006 included charges of $746 million and $3 million, respectively, for the impairment of goodwill, which is not deductible for income tax purposes. As a result, the twenty-six week period ended June 25, 2006, reflects income tax expense of $169 million on a net pretax loss from continuing operations of $113 million.

During the second quarter of 2006, the company recognized the following discrete items: a $12 million income tax benefit related to a change in Texas state income tax law, an $18 million income tax benefit related to a reduction in the Canadian federal income tax rate and an $18 million income tax benefit related to a deferred tax adjustment associated with the Medicare Part D subsidy.

During the second quarter of 2005, the company recognized a $46 million income tax benefit in connection with the sale of the company’s B.C. Coastal operations. The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and a current tax expense of $139 million on the taxable gain. Current taxes reflected the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada. Also during the second quarter of 2005, the company recognized a charge of $44 million for the accrual of income taxes associated with the planned repatriation of approximately $1.1 billion of foreign earnings. See Notes 11 and 15 of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report.

Under current tax law, the ability to use tax credits from the production of non-conventional fuel would be phased out ratably if the average annual domestic wellhead price published by the Department of Energy (DOE) is $53 to $67 per barrel (in 2005 dollars) and would be fully phased out if the top end of the price range is reached. Based on domestic wellhead prices at the end of the second quarter of 2006, the company expects to be in the phase out range for 2006. Total phase out would result in an incremental loss of approximately $10 million in tax credits from the production of non-conventional fuel in 2006.

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

Operations

Consolidated net cash provided by operations was $167 million in the twenty-six weeks ended June 25, 2006, a decrease of $272 million from $439 million provided in the twenty-six weeks ended June 26, 2005. The primary components of the change between periods are as follows:

•	Cash received from Weyerhaeuser customers, net of cash paid to employees, suppliers and others, decreased by $102 million. Cash collected from customers declined, partially due to the sale of the company’s B.C. Coastal operations in May 2005 and the European composites operations in December 2005. This was partially offset by a reduction in cash paid to employees, suppliers and others.

•	Cash received from Real Estate and Related Assets customers, net of cash paid to employees, suppliers and others, decreased by $290 million. This decrease is a result of increased homebuilding revenue partially offset by increased homebuilding costs, lower cash receipts from land sales and increased investments in land acquisitions. Cash and cash equivalents of the Real Estate and Related Assets segment as of June 25, 2006, includes $29 million of restricted cash.

•	Cash paid for interest in the first half of 2006 declined $114 million, reflecting the benefit being realized from the $2.2 billion reduction in debt that has occurred during 2005 and year-to-date 2006.

Investing

Weyerhaeuser’s capital expenditures for the first half of 2006, excluding acquisitions and Real Estate and Related Assets, were $387 million, compared to $331 million in the first half of 2005. Capital spending by segment for the first two quarters of 2006 was $31 million for Timberlands; $58 million for Wood Products; $145 million for Cellulose Fiber and White Papers; $85 million for Containerboard, Packaging and Recycling; and $68 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $850 million for the year; however, this expenditure level could increase or decrease as a consequence of a number of factors, including future economic conditions, weather and the timing of equipment purchases.

In February 2006, Weyerhaeuser Real Estate Company acquired Maracay Homes Arizona I, LLC (Maracay), a privately-held homebuilder located in Phoenix, Arizona. The Real Estate and Related Assets segment paid $213 million, including transaction related costs, in connection with the acquisition.

In May 2005, Weyerhaeuser closed on the sale of its B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada. In the second quarter of 2005, the company received net cash proceeds from the sale of approximately $1.1 billion (U.S.), including working capital. See Note 15 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report.

Financing

During the first half of 2006, the company, including Real Estate and Related Assets, repaid $525 million of long-term debt, including $108 million to repay Maracay debt outstanding after its acquisition. Total interest-bearing debt as of June 25, 2006, was $8.4 billion, compared to $8.7 billion as of December 25, 2005. The company paid dividends of $246 million during the first two quarters of 2006, compared to dividends of $220 million during the same period of 2005. The increase in dividends is due primarily to increase in the company’s quarterly dividend from $0.40 per share to $0.50 per share, which was effective in the second quarter of 2005.

On June 15, 2006, the company announced that its board of directors declared a dividend of $0.60 per share on the common stock of the company payable August 28, 2006, to shareholders of record as of the close of business on August 4, 2006.

Proceeds from the issuance of stock options were $171 million in the first half of 2006 compared to $136 million in the first half of 2005. Higher average market prices for the company’s common stock during the first quarter of 2006 as compared to the first and second quarters of 2005 resulted in an increased number of employee stock option exercises. In addition, the company realized $17 million of excess tax benefits related to the first quarter employee stock option exercises.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have established two multi-year revolving lines of credit in the maximum aggregate amount of $2.0 billion as of June 25, 2006. The $800 million multi-year revolving line of credit expires in March 2007 and the $1.2 billion multi-year revolving line of credit expires in March 2010. WRECO can borrow up to $400 million under the March 2010 facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. In addition, Weyerhaeuser Company Limited (Weyerhaeuser Limited), a wholly-owned Canadian subsidiary of the company, has a $200 million (Canadian) multi-year revolving line credit which expires in December 2008. Weyerhaeuser Company is a guarantor of the borrowings of Weyerhaeuser Limited under this facility. As of June 25, 2006, Weyerhaeuser Limited had fully drawn on this line of credit. As of June 25, 2006, approximately $1.4 billion was available under these bank facilities for incremental borrowings.

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. As of June 25, 2006, the company had repurchased 173,800 shares of common stock under the program.

The company’s debt-to-total capital ratio is as follows:

Dollar amounts in millions	June 25, 2006	December 25, 2005
Notes payable and commercial paper:
Weyerhaeuser	$2	$3
Real Estate and Related Assets	125	3
Long-term debt:
Weyerhaeuser	7,628	7,793
Real Estate and Related Assets	628	851
Capital lease obligations:
Weyerhaeuser	72	81

Total debt	8,455	8,731
Minority interest:
Weyerhaeuser	28	29
Real Estate and Related Assets	41	38
Deferred income taxes:
Weyerhaeuser	3,913	4,035
Real Estate and Related Assets	(56)	(50)
Shareholders’ interest	9,500	9,800

Total capital	$21,881	$22,583

Debt-to-total-capital ratio	38.6%	38.7%

Excluding the Real Estate and Related Assets amounts disclosed above and excluding Weyerhaeuser’s investment in Real Estate and Related Assets of $2.1 billion as of June 25, 2006, and $1.5 billion as of December 25, 2005, Weyerhaeuser’s debt-to-total-capital ratio was 40.5 percent and 39.0 percent as of June 25, 2006, and December 25, 2005, respectively.

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

The company’s expected rate of return on plan assets reflects the company’s best estimate regarding the long-term rate of return on plan assets based on the information that was available as of the measurement date, including historical returns for the last 20 years. As of June 25, 2006, the company is using an expected rate of return on pension plan assets assumption of 9.5 percent. This assumption, which is used in the determination of the 2006 net periodic benefits costs, is the same assumption that was used for 2005 and 2004. Each 0.5 percent reduction in the expected return on plan assets would increase the 2006 pension plan expense by approximately $20 million for the company’s U.S. qualified pension plans and by approximately $5 million for the company’s Canadian registered pension plans.

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

The company had no obligation to and did not make any contributions to its U.S. qualified pension plans during the second quarter of 2006. The company contributed approximately $30 million to its registered and nonregistered Canadian pension plans in the twenty-six weeks ended June 25, 2006. The company expects it will not have an obligation to make contributions to its U.S. plans during 2006 and expects to contribute a total of approximately $52 million to its Canadian plans during 2006.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $2.2 billion as of June 25, 2006, which represented approximately 8 percent of the company’s consolidated assets.

As of December 25, 2005, the carrying amount of goodwill for the Cellulose Fiber and White Papers segment was $857 million. The company announced on April 26, 2006, that it is considering alternatives for its fine paper business that range from continuing to hold and operate the assets to a possible sale or other disposition. Based on an evaluation of the value of assets and liabilities within the fine paper reporting unit, the company believes that the implied value of fine paper goodwill is zero. The company recognized an estimated charge of $746 million in the first quarter of 2006 and recognized an additional $3 million charge in the second quarter of 2006 for the impairment of the goodwill associated with the fine paper reporting unit. Further restructuring activities, protracted economic weakness, or poor operating results, among other factors, could trigger an impairment of the remaining carrying amount of goodwill for the Cellulose Fiber and White Papers segment of $108 million as of June 25, 2006.

Legal, Environmental and Product Liability Reserves. Contingent liabilities, principally for legal, environmental and product liability matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. However, litigation is inherently unpredictable, and excessive verdicts do occur. As disclosed in Note 14 of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report, the company’s legal exposures are significant and the ultimate outcome of these legal proceedings could be material to operating results or cash flows in any given quarter or year.

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

No changes occurred during the second quarter of 2006, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 25, 2005.

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

Changes in Internal Controls

In 2005 the company initiated a multi-year effort to upgrade the technology supporting the company’s financial systems. As part of this effort, the following changes were made during the second quarter of 2006:

•	The company continued its conversion to a new general ledger system through the implementation of unit accounting functionality and financial reporting tools in additional businesses and individual operating units.

•	Certain accounting processes are being centralized in connection with the upgrade of the technology supporting the company’s financial systems.

As of the beginning of the first quarter of 2006 the company initiated the consolidation of five separate businesses within the Wood Products segment into a single integrated business to provide a seamless, unified solution for residential builders and dealers. As part of the new business structure, the company’s Residential Wood Products operations are shifting from a product-driven manufacturing business to that of an integrated, market-driven culture. During the second quarter of 2006, the company began a restructure of its Containerboard, Packaging and Recycling segment. This restructure included a change in its business model from a plant centric management model to a, market-driven supply chain management model focused on delivering the Total Package Experience TM. In the second quarter of 2006, this segment completed a reorganization of its assets and employees along the lines of demand and supply to support this change to its business model. The company is in the process of making changes to modify internal systems and processes to report financial information for the new organizations.

Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. No other changes occurred in the company’s internal control over financial reporting during the second quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion in Note 14 of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report.

ITEM 1A.	RISK FACTORS

There have been no significant changes during the second quarter of 2006 to risk factors presented in the company’s 2005 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 20, 2006, were:

The reelection of Richard F. Haskayne, Donald F. Mazankowski and Nicole W. Piasecki to the board of directors.

	For	Withheld
Haskayne	212,371,087	8,831,514
Mazankowski	194,221,469	26,981,132
Piasecki	212,231,479	8,971,122

The terms of Steven Rogel, Richard Sinkfield, James Sullivan, Martha Ingram, John Kieckhefer, Arnold Langbo and Charles Williamson continued after the annual meeting.

	For	Against	Abstain	Broker Non-Votes
Proposal relating to director election by majority vote	108,775,184	90,553,123	2,150,907	44,648,848
Proposal relating to majority vote	136,950,788	62,618,430	1,909,996	44,648,848
Shareholder proposal relating to executive compensation	13,038,403	186,382,176	2,058,636	44,648,847
Shareholder proposal relating to Forest Stewardship Council Certification	8,679,874	169,540,327	23,259,011	44,648,850
Shareholder proposal relating to Independent Chairman	54,566,029	145,216,379	1,696,806	44,648,848
Proposal relating to the approval on an advisory basis the appointment of the independent auditors	217,166,019	2,420,553	1,616,029	24,925,461

ITEM 5.	OTHER INFORMATION

Natural Resource and Environmental Matters

The company has recently adopted a target of reducing greenhouse gas emissions by 40 percent by 2020 relative to its emissions in 2000, assuming a comparable portfolio and regulations. The company intends to achieve this goal by increasing energy efficiency and by using systems that enable substitution of greenhouse gas-neutral, biomass fuels for high-priced fossil fuels. As each of the company’s power and recovery boilers reaches its design life span over the next 14 years, it may be replaced with a state-of-the-art system, which will allow an increase in the amount of energy obtained from the biomass by-products created in the pulping process: wood bark, lignin (the natural substance that binds wood fibers) and other organic compounds in spent pulping liquors. The company also expects to be able to reduce our purchase of electric power by up to fifty percent through improvements in energy efficiency and by increasing the use of combined heat and power (CHP) technology. This will help to further reduce operating costs. The company cannot estimate what expenditures may ultimately be required to achieve the target of decreased emissions, but does not expect significant expenditures in 2006.

ITEM 6.	EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)