Form 10-Q
period 2006-09-24
WEYERHAEUSER CO
filed 2006-11-03
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

or

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

The number of shares outstanding of the registrant’s class of common stock, as of October 27, 2006, was 236,532,456 common shares ($1.25 par value).

WEYERHAEUSER COMPANY AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 24, 2006

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 25, 2005. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen and thirty-nine week periods ended September 24, 2006, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY

Date: November 2, 2006

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Principal Accounting Officer

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Dollar amounts in millions except per share data)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales and revenues:
Weyerhaeuser	$4,579	$4,836	$14,056	$14,430
Real Estate and Related Assets	749	596	2,185	1,899

Total net sales and revenues	5,328	5,432	16,241	16,329

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,590	3,800	11,017	11,137
Depreciation, depletion and amortization	305	320	916	955
Selling expenses	123	116	357	347
General and administrative expenses	232	234	710	670
Research and development expenses	23	18	54	44
Taxes other than payroll and income taxes	43	45	133	133
Charges for restructuring (Note 7)	4	2	22	11
Charges for closure of facilities (Note 8)	43	29	61	37
Impairment of goodwill (Note 9)	—	—	749	—
Other operating (income) costs, net (Note 10)	(34)	(32)	(26)	(63)

	4,329	4,532	13,993	13,271

Real Estate and Related Assets:
Costs and operating expenses	537	401	1,570	1,268
Depreciation and amortization	10	4	17	11
Selling expenses	44	36	124	105
General and administrative expenses	30	27	94	76
Taxes other than payroll and income taxes	2	1	5	2
Charge for impairment of long-lived assets	14	—	17	—
Other operating (income) costs, net	(2)	(2)	(2)	(4)

	635	467	1,825	1,458

Total costs and expenses	4,964	4,999	15,818	14,729

Operating income	364	433	423	1,600
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(149)	(193)	(453)	(568)
Less: interest capitalized	21	3	57	5
Interest income and other	17	143	51	190
Equity in income of affiliates	—	2	9	6
Real Estate and Related Assets:
Interest expense incurred	(12)	(13)	(40)	(41)
Less: interest capitalized	12	13	40	41
Interest income and other	7	4	20	7
Equity in income of unconsolidated entities	14	14	50	37

Earnings from continuing operations before income taxes	274	406	157	1,277
Income taxes (Note 11)	(89)	(119)	(258)	(469)

Earnings (loss) from continuing operations	185	287	(101)	808

Discontinued operations (Note 15):
Earnings from discontinued operations	55	(1)	83	103
Income tax expense	(29)	(1)	(37)	33

Earnings (loss) from discontinued operations	26	(2)	46	136

Net earnings (loss)	$211	$285	$(55)	$944

Basic net earnings (loss) per share (Note 4):
Continuing operations	$0.75	$1.17	$(0.41)	$3.31
Discontinued operations	0.10	(0.01)	0.19	0.55

Net earnings (loss) per share	$0.85	$1.16	$(0.22)	$3.86

Diluted net earnings (loss) per share (Note 4):
Continuing operations	$0.75	$1.17	$(0.41)	$3.30
Discontinued operations	0.10	(0.01)	0.19	0.55

Net earnings (loss) per share	$0.85	$1.16	$(0.22)	$3.85

Dividends paid per share	$0.60	$0.50	$1.60	$1.40

See Accompanying Notes to Consolidated Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 24, 2006 and December 25, 2005

(Dollar amounts in millions)

	September 24, 2006	December 25, 2005
	(unaudited)
Assets
Weyerhaeuser
Current assets:
Cash and cash equivalents	$114	$818
Receivables, less allowances	1,816	1,707
Inventories (Note 13)	1,983	1,885
Prepaid expenses	440	414
Assets of discontinued operations (Note 15)	88	223

Total current assets	4,441	5,047
Property and equipment, net	9,926	10,345
Construction in progress	640	527
Timber and timberlands at cost, less depletion charged to disposals	3,665	3,705
Investments in and advances to equity affiliates	490	486
Goodwill (Note 9)	2,254	2,982
Deferred pension and other assets	1,265	1,314
Restricted assets held by special purpose entities (Note 12)	914	916

	23,595	25,322

Real Estate and Related Assets
Cash and cash equivalents	13	286
Receivables, less discounts and allowances	145	42
Real estate in process of development and for sale	1,636	1,055
Land being processed for development	1,355	1,037
Investments in unconsolidated entities	74	61
Other assets	422	296
Consolidated assets not owned (Note 12)	132	130

	3,777	2,907

Total assets	$27,372	$28,229

Liabilities and Shareholders’ Interest
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper	$222	$3
Current maturities of long-term debt	492	381
Accounts payable	1,142	1,227
Accrued liabilities	1,098	1,622
Liabilities of discontinued operations (Note 15)	18	25

Total current liabilities	2,972	3,258
Long-term debt	7,082	7,404
Deferred income taxes	3,848	4,032
Deferred pension, other postretirement benefits and other liabilities	1,628	1,591
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 12)	762	764
Commitments and contingencies (Note 14)

	16,292	17,049

Real Estate and Related Assets
Notes payable and commercial paper	385	3
Long-term debt	601	851
Other liabilities	766	417
Consolidated liabilities not owned (Note 12)	107	109
Commitments and contingencies (Note 14)

	1,859	1,380

Total liabilities	18,151	18,429

Shareholders’ Interest
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 240,911,074 and 243,138,423 shares, respectively	301	304
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 2,018,330 and 2,045,315 shares, respectively	137	139
Other capital	4,108	4,227
Retained earnings	4,390	4,840
Accumulated other comprehensive income	285	290

Total shareholders’ interest	9,221	9,800

Total liabilities and shareholders’ interest	$27,372	$28,229

See Accompanying Notes to Consolidated Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Dollar amounts in millions)

(Unaudited)

	Consolidated		Weyerhaeuser		Real Estate and Related Assets
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Cash flows from operations:
Net earnings (loss)	$(55)	$944	$(331)	$641	$276	$303
Noncash charges (credits) to income:
Depreciation, depletion and amortization	942	999	925	988	17	11
Deferred income taxes, net	(142)	(185)	(133)	(164)	(9)	(21)
Pension and other postretirement benefits expense (Note 5)	89	134	85	130	4	4
Share-based compensation expense (Note 3)	19	(1)	17	(1)	2	—
Equity in income of affiliates and unconsolidated entities	(59)	(43)	(9)	(6)	(50)	(37)
Litigation charges (reversals) (Note 14)	(21)	25	(21)	25	—	—
Charge for impairment of goodwill (Note 9)	749	—	749	—	—	—
Charges for impairment of assets (Notes 7, 8 & 10)	73	20	56	20	17	—
Loss on early extinguishment of debt (Note 17)	—	21	—	21	—	—
Gain on sale of operations (Note 15)	(43)	(63)	(43)	(63)	—	—
Gain on sale of investments	—	(115)	—	(115)	—	—
(Gain) loss on disposition of assets	10	(3)	10	(3)	—	—
Gain on sale of nonstrategic timberlands (Note 12)	—	(57)	—	(57)	—	—
Charge for acquisition	9	—	9	—	—	—
Foreign exchange transaction gains (Note 10)	(12)	(37)	(12)	(37)	—	—
Decrease (increase) in working capital:
Receivables	(212)	(402)	(107)	(397)	(105)	(5)
Inventories, real estate and land	(527)	(339)	(75)	(66)	(452)	(273)
Prepaid expenses	(36)	3	(37)	(10)	1	13
Accounts payable and accrued liabilities	(315)	74	(559)	92	244	(18)
Deposits on land positions	(98)	(85)	—	—	(98)	(85)
Other	(68)	(26)	(66)	(26)	(2)	—

Cash from operations	303	864	458	972	(155)	(108)

Cash provided by (used for) investing activities:
Property and equipment	(561)	(549)	(539)	(533)	(22)	(16)
Timberlands reforestation	(27)	(24)	(27)	(24)	—	—
Acquisition of timberlands	(45)	(30)	(45)	(30)	—	—
Acquisition of businesses—net of cash acquired	(220)	—	(7)	—	(213)	—
Investments in and advances to equity affiliates	13	29	1	2	12	27
Proceeds from sales of:
Property and equipment	19	22	19	22	—	—
Operations (Note 15)	187	1,107	187	1,107	—	—
Investments	—	115	—	115	—	—
Intercompany advances	—	—	(116)	5	116	(5)
Other	(13)	—	(13)	—	—	—

Cash provided by (used for) investing activities	(647)	670	(540)	664	(107)	6

Cash provided by (used for) financing activities:
Issuances of debt	3	1	3	1	—	—
Notes and commercial paper borrowings, and revolving credit facilities, net	521	(27)	146	2	375	(29)
Cash dividends	(396)	(342)	(396)	(342)	—	—
Payments on debt	(612)	(1,614)	(226)	(1,596)	(386)	(18)
Exercise of stock options	171	150	171	150	—	—
Repurchases of common stock	(332)	—	(332)	—	—	—
Excess tax benefits from share-based payment arrangements	6	—	6	—	—	—
Other	6	(10)	6	(10)	—	—

Cash used for financing activities	(633)	(1,842)	(622)	(1,795)	(11)	(47)

Net decrease in cash and cash equivalents	(977)	(308)	(704)	(159)	(273)	(149)
Cash and cash equivalents at beginning of year	1,104	1,197	818	1,044	286	153

Cash and cash equivalents at end of period	$127	$889	$114	$885	$13	$4

Cash paid during the period for:
Interest, net of amount capitalized	$476	$657	$476	$657	$—	$—

Income taxes	$580	$472	$580	$217	$—	$255

See Accompanying Notes to Consolidated Financial Statements

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

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

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Accounting for Inventory Costs

The company adopted FASB Statement of Financial Accounting Standards No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (Statement 151) as of the beginning of fiscal year 2006. Statement 151 amends the guidance in Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. The effects of adopting Statement 151 were immaterial to the company’s financial position, results of operations and cash flows.

Accounting Changes and Error Corrections

The company adopted FASB Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (Statement 154) as of the beginning of fiscal year 2006. This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not provide specific transition provisions, unless it is impracticable to do so. The statement does not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of the effective date of Statement 154.

New Accounting Pronouncements

Accounting for Income Tax Uncertainties

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (Interpretation 48). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The company is required to adopt Interpretation 48 in the first quarter of fiscal year 2007. Management is still reviewing the requirements of Interpretation 48 and has not yet determined the effect on the company’s Consolidated Financial Statements.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Statement 157). Statement 157 provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. Statement 157 will be applicable when other accounting standards require or permit fair value measurements; it will not require new fair value measurements. Statement 157 will be effective for the company in the first quarter of fiscal year 2008. The company is currently assessing the effect of Statement 157 on its Consolidated Financial Statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Statement 158 requires that on a prospective basis employers recognize the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. Statement 158 also requires additional disclosures in the notes to financial statements. The company is required to adopt Statement 158 as of the end of fiscal year 2006. The company is currently assessing the effect of Statement 158 on its Consolidated Financial Statements. However, the company has estimated the effect on its year-end 2006 balance sheet, assuming the actuarial assumptions that were in place as of December 25, 2005 (the company’s most recent measurement date), remain unchanged and that plan assets earn an investment return of the assumed rate of return. Based on the estimated funded status of the company’s defined benefit pension and postretirement benefit plans as of December 31, 2006, implementation of Statement 158 would result in an estimated decrease to shareholders’ interest of approximately $420 million, net of tax. This estimate will vary from the actual effect of implementing Statement 158. The ultimate amounts recorded are highly dependent on a number of actuarial assumptions, most significantly the discount rates in effect at December 31, 2006, and the actual rate of return on the company’s pension assets for 2006 as well as the tax effects of the adjustment. Changes in assumptions that vary from expectations as of the company’s last measurement date could increase or decrease the expected effect of implementing Statement 158 in the company’s Consolidated Financial Statements at December 31, 2006.

Accounting for Planned Major Maintenance Activities

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. The company currently applies the “accrue in advance” method of accounting to planned annual maintenance costs in its primary manufacturing mills. The company will be required to adopt FSP AUG AIR-1 in the first quarter of fiscal year 2007. The implementation of this standard will not have a material effect on the company’s consolidated financial position or annual results of operations. However, in accordance with Statement 154 discussed in “Accounting Pronouncements Implemented” above, the company will be required to retrospectively apply FSP AUG AIR-1 to its prior period financial statements, which will result in an adjustment to the company’s 2006 quarterly results of operations in its comparative quarterly financial statements for fiscal year 2007. The company does not expect any adjustment to its annual results of operations as a result of implementation or retrospective application of FSP AUG AIR-1.

Quantification of Prior Year Misstatements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the company beginning in the fourth quarter of 2006. The company is currently assessing the effect of adopting SAB 108, but does not expect that it will have a material effect on the company’s Consolidated Financial Statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Note 3: Share-Based Compensation

The company’s Long-Term Incentive Compensation Plan (the Plan) provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance share units. The exercise price of stock options and stock appreciation rights granted under the Plan is required to be at market price on the date of grant. No more than 17 million shares plus up to 1,939,181 shares subject to outstanding awards under prior plans that cease to be subject to such awards, may be issued under the Plan. The aggregate number of shares that may be issued as grants other than stock options or stock appreciation rights may not exceed 3,400,000. Participants are eligible to receive in any one calendar year stock options or stock appreciation rights relating to a maximum of 500,000 shares, or restricted stock, restricted stock units, performance shares, performance share units or other equity grants aggregating a maximum of 200,000 shares. Each year the Compensation Committee of the Board of Directors (the Committee) establishes an overall pool of stock awards available for grant in any given year based on performance. For stock-settled awards, the company issues new stock into the marketplace and generally does not repurchase shares in connection with the issuance of new awards. Prior to 2006, only stock options and stock appreciation rights had been issued under the Plan. In 2006, the company also issued restricted stock units and performance share units under the Plan.

In December 2004, the FASB issued Statement 123R, which revises Statement 123 and supersedes APB 25. Statement 123R eliminates the alternative of using the intrinsic value method of accounting for share-based awards that was provided under APB 25. Under APB 25, the company generally did not recognize compensation expense related to the issuance of stock options; however, compensation expense was recognized related to changes in the intrinsic value of stock appreciation rights issued under the Plan. Statement 123R established a fair-value-based measurement of share-based awards and requires that the cost of these awards be recognized in the company’s Consolidated Financial Statements. The cost is recognized in the Consolidated Statement of Earnings over the period from the date of grant to the date when the award is no longer contingent upon the employee providing additional service (the required service period). For awards that vest upon retirement, the required service period does not extend beyond the date an employee is eligible for retirement, including early retirement. For awards that continue to vest following job elimination as a result of restructuring or the closure or sale of a facility, the required service period does not extend beyond the date the position is eliminated. These situations can result in compensation expense being recognized over a period less than the stated vesting period.

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

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Share-based compensation expense (income) recognized in the first, second and third quarters of 2006 for all share-based awards was $21 million, ($4) million and $2 million, respectively, which included a $6 million charge in the first quarter for the cumulative effect to revalue the liability for stock appreciation rights as of December 25, 2005, from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards. Total compensation expense (income) recognized in the first, second and third quarters of 2005 for share-based awards was $2 million, ($6) million and $3 million, respectively. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based awards in the first and second quarters of 2006 was $15 million and $5 million, respectively, with no income tax benefit recognized in the third quarter. There was no comparable tax benefit recognized in 2005. Statement 123R requires the benefits of tax deductions in excess of the compensation cost recognized for share-based awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis on the Consolidated Statement of Cash Flows. The company realized $4 million and $2 million in excess tax benefits from share-based payment arrangements in the first and second quarters of 2006, respectively, which is shown as “Excess tax benefits from share-based payment arrangements” on the Consolidated Statement of Cash Flows. There was no benefit recognized in the third quarter of 2006. As of September 24, 2006, there was approximately $35 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan which is expected to be recognized over a weighted-average period of approximately 2.7 years.

The following table illustrates the effect on 2005 net earnings and net earnings per share as if the company had applied the fair value recognition provisions of Statement 123 to share-based employee compensation. For awards issued prior to 2006, the company defined the prior year as the service period for purposes of applying the fair value recognition provisions of Statement 123. As a result, share-based employee compensation expense is reflected as of the option grant dates in the following table:

Dollar amounts in millions, except per share data	Thirteen weeks ended September 25, 2005	Thirty-nine weeks ended September 25, 2005
Net earnings as reported	$285	$944
Less: incremental share-based employee compensation expense determined under fair-value-based method, net of related tax effects	—	(33)

Pro forma net earnings	$285	$911

Earnings per share:
Basic—as reported	$1.16	$3.86
Basic—pro forma	$1.16	$3.73
Diluted—as reported	$1.16	$3.85
Diluted—pro forma	$1.16	$3.72

Disclosures for the thirteen and thirty-nine week periods ended September 24, 2006, are not presented because the amounts are recognized in the Consolidated Financial Statements and disclosures reflecting what 2006 results would have been if the provisions of Statement 123 had been applied would not be comparable.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

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

During the second quarter of 2006, the Committee issued a special stock option grant to selected executives and other key employees which vest at the end of a two-year continuous service period and have a contractual term of five years.

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

	2006 Grants		2005 Grants
Valuation Model Assumptions:	5 year options	10 year options	10 year options
Expected volatility	20.92%	24.50%	29.52%
Expected dividends	2.70%	2.86%	2.52%
Expected term (in years)	3.38	5.21	4.73
Risk-free rate	4.88%	4.60%	3.91%
Weighted average grant date fair value	$12.52	$14.98	$15.58

A summary of stock option activity under the Plan as of September 24, 2006, and changes during the thirty-nine weeks then ended is presented below:

Stock Options	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2005	14,808	$58.15
Granted	1,976	$70.26
Exercised	(3,085)	$55.27
Forfeited or expired	(72)	$62.80

Outstanding at September 24, 2006	13,627	$60.53	6.79	$(20)

Exercisable at September 24, 2006	7,179	$57.65	5.67	$10

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

The total intrinsic value of options exercised during the thirty-nine weeks ended September 24, 2006, and September 25, 2005, was $51 million and $41 million, respectively.

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

A summary of the status of the company’s nonvested RSU awards as of September 24, 2006, and changes during the thirty-nine weeks then ended, is presented below:

Nonvested RSUs	Stock Units (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at December 25, 2005	—	$—
Granted	341	$69.78
Forfeited	(14)	$69.77

Nonvested at September 24, 2006	327	$69.78

Because RSUs were first issued in 2006, no grant date fair value information is provided for prior periods and there were no RSU shares vested as of September 24, 2006.

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

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

A summary of PSU activity under the Plan as of September 24, 2006, and changes during the thirty-nine weeks then ended is presented below. Share unit quantities are based on target award levels.

Nonvested PSUs	Stock Units (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at December 25, 2005	—	$—
Granted	157	$69.78
Forfeited	(18)	$70.09

Nonvested at September 24, 2006	139	$69.77

Because PSUs were first issued in 2006, no grant date fair value information is provided for prior periods and there were no PSU shares vested as of September 24, 2006.

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

The valuation assumptions noted in the following table represent the weighted average inputs used in the Black-Scholes valuation model as of September 24, 2006 for SARs granted during the thirty-nine weeks ended September 24, 2006. Prior to the adoption of Statement 123R, the company’s SAR liability was based on the intrinsic value of the outstanding SAR awards; as such, valuation assumptions are not applicable for the thirty-nine weeks ended September 25, 2005. As of September 25, 2005, the intrinsic value of SARs granted during the thirty-nine weeks then ended was $4.26 for each award.

Valuation Model Assumptions	As of September 24, 2006
Expected volatility	24.72%
Expected dividends	4.00%
Expected term (in years)	5.14
Risk-free rate	4.25%
Weighted average fair value	$8.34

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

A summary of SAR activity under the Plan as of September 24, 2006, and changes during the thirty-nine weeks then ended is presented below:

SARs	Rights (in thousands)	Weighted- Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2005	970	$58.92
Granted	179	$69.72
Exercised	(245)	$56.81
Forfeited or expired	(14)	$63.00

Outstanding at September 24, 2006	890	$61.61	7.05	$(2)

Exercisable at September 24, 2006	388	$58.45	5.43	$—

The total intrinsic value of SARs settled during the thirty-nine weeks ended September 24, 2006, and September 25, 2005, was $4 million and $3 million, respectively.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Note 4: Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and exchangeable shares outstanding, plus the effect of dilutive potential common shares outstanding during the period, calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock units and performance share units. The components of basic and diluted earnings (loss) per share are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions except per share data, shares in thousands	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Earnings (loss) from continuing operations	$185	$287	$(101)	$808
Earnings (loss) from discontinued operations	26	(2)	46	136

Net earnings (loss) available for common and exchangeable shareholders	$211	$285	$(55)	$944

Weighted average outstanding shares of common and exchangeable stock (basic)	247,428	245,009	247,123	244,191
Dilutive effect of share-based awards	472	1,181	—	1,163

Common and exchangeable stock and stock equivalents (dilutive)	247,900	246,190	247,123	245,354

Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.75	$1.17	$(0.41)	$3.31
Earnings (loss) per share from discontinued operations	0.10	(0.01)	0.19	0.55

Net basic earnings (loss) per share	$0.85	$1.16	$(0.22)	$3.86

Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.75	$1.17	$(0.41)	$3.30
Earnings (loss) per share from discontinued operations	0.10	(0.01)	0.19	0.55

Net diluted earnings (loss) per share	$0.85	$1.16	$(0.22)	$3.85

Options to purchase 9,821,141 shares were not included in the computation of diluted earnings per share for the thirteen week period ended September 24, 2006, because of their anti-dilutive effect. Performance share units with potential maximum awards of 281,720 shares were not included in the computation of diluted earnings per share for the thirteen week period ended September 24, 2006 due to performance targets not being satisfied at the end of the period.

Options to purchase 13,648,977 shares, performance share units with potential maximum awards of 281,720 shares, and restricted stock units of 329,056 shares were not included in the computation of diluted earnings (loss) per share for the thirty-nine week period ended September 24, 2006, due to the company’s net loss position. However, some or all of these shares may be dilutive potential common shares in future periods.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Options to purchase 3,000 shares were not included in the computation of diluted earnings (loss) per share for both the thirteen and thirty-nine week periods ended September 25, 2005, because of their anti-dilutive effect.

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. During the third quarter of 2006, the company purchased 5,347,100 shares of common stock for $332 million under the program. As of September 24, 2006, the company had repurchased a total of 5,520,900 shares of common stock under the program. All common stock purchases under the program were made in open-market transactions. The company expects to complete the common stock repurchase program within two years of the authorization.

Note 5: Pension and Other Postretirement Benefit Plans

The company recognized net pension and other postretirement benefit expense of $25 million and $89 million in the thirteen and thirty-nine week periods ended September 24, 2006, respectively, and $46 million and $134 million in the thirteen and thirty-nine week periods ended September 25, 2005, respectively. The components of net periodic benefit costs are:

	Pension
	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$36	$31	$109	$104
Interest cost	71	75	217	210
Expected return on plan assets	(121)	(104)	(355)	(305)
Amortization of loss	3	10	15	26
Amortization of prior service cost	9	10	28	28
Loss due to closure, sale, plan termination and other	—	1	—	2

	$(2)	$23	$14	$65

	Other Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$6	$5	$17	$16
Interest cost	15	13	41	40
Amortization of loss	8	7	23	20
Amortization of prior service cost	(2)	(2)	(6)	(7)

	$27	$23	$75	$69

The company contributed $32 million to its Canadian pension plans in the thirty-nine weeks ended September 24, 2006, and expects to contribute a total of approximately $52 million to its Canadian pension plans in 2006. The company is not required to make any contributions to its U.S. pension plans during 2006.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Note 6: Comprehensive Income (Loss)

The company’s comprehensive income (loss) is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net earnings (loss)	$211	$285	$(55)	$944
Other comprehensive income (expense):
Foreign currency translation adjustments	4	65	56	77
Net derivative gains (losses) on cash flow hedges, net of tax	(18)	40	(53)	54
Reclassification of net (gains) losses on derivatives, net of tax	1	3	(8)	(4)

Comprehensive income (loss)	$198	$393	$(60)	$1,071

Note 7: Charges for Restructuring

Weyerhaeuser charges for restructuring include the following costs recognized in connection with business restructuring and overall cost reduction efforts:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Asset impairment charges	$—	$—	$13	$—
Termination benefits	4	1	10	6
Other restructuring costs	—	1	2	5
Reversal of restructuring charges recorded in prior periods	—	—	(3)	—

	$4	$2	$22	$11

The charges recognized in 2006 were primarily related to the restructuring of the Containerboard, Packaging and Recycling business model.

At September 24, 2006, Weyerhaeuser’s accrued liabilities include approximately $6 million of severance accruals related to restructuring charges recognized from 2005 through September 24, 2006. These accruals are associated with the termination of approximately 100 employees that has not yet occurred.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Note 8: Charges for Closure of Facilities

Weyerhaeuser incurred the following charges for the closure of facilities:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Asset impairment charges	$34	$20	$36	$20
Termination benefits	4	14	6	17
Other closure costs	8	1	26	6
Reversal of closure charges recorded in prior periods	(3)	(6)	(7)	(6)

	$43	$29	$61	$37

During the third quarter of 2006, the company recognized an out-of-period charge of $26 million in connection with additional impairment of assets related to the closure of the Prince Albert, Saskatchewan, facility, which was announced in the fourth quarter of 2005. Additional 2006 closure charges related primarily to the closure of two packaging facilities, three lumber mills and costs associated with the wind down of the Prince Albert pulp and paper operations. Other closure costs include costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental clean-up and general costs to wind down operating facilities.

Changes in accrued severance during the thirty-nine weeks ended September 24, 2006, were as follows:

Dollar amounts in millions	Thirty-nine weeks ended September 24, 2006
Accrued severance as of December 25, 2005	$75
Charges	6
Payments	(38)
Reversal of severance charges recorded in prior periods	(6)
Other adjustments	1

Accrued severance as of September 24, 2006	$38

Note 9: Goodwill

The following table provides a reconciliation of changes in the carrying amount of goodwill during 2006:

Dollar amounts in millions	Timberlands	Wood Products	Cellulose Fiber & White Papers	Containerboard, Packaging & Recycling	Corporate & Other	Total
Balance as of December 25, 2005	$40	$798	$857	$1,275	$12	$2,982
Impairment of goodwill	—	—	(749)	—	—	(749)
Effect of foreign currency translation and other adjustments	—	20	—	—	1	21

Balance as of September 24, 2006	$40	$818	$108	$1,275	$13	$2,254

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

The company announced on April 26, 2006, that it was considering alternatives for its fine paper business that ranged from continuing to hold and operate the assets to a possible sale or other disposition. Based on an evaluation of the value of assets and liabilities within the fine paper reporting unit, the company believed that the implied net value of fine paper goodwill was zero. The company recognized an estimated charge of $746 million in the first quarter of 2006 and recognized an additional $3 million charge in the second quarter of 2006 for the impairment of the goodwill associated with the fine paper reporting unit.

Note 10: Other Operating (Income) Costs, Net

Other operating (income) costs, net, are an aggregation of both recurring and occasional income and expense items, which fluctuate from period to period. Weyerhaeuser’s other operating (income) costs, net, include the following (income) and expenses:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Gain on previous timberlands sales (Note 12)	$—	$—	$—	$(57)
Loss (gain) on disposition of assets	7	1	7	(3)
Asset impairment charges not related to closures	7	—	7	—
Litigation (reversals) expense (Note 14)	(23)	(5)	(21)	25
Foreign exchange transaction gains	(17)	(37)	(12)	(37)
Casualty losses from hurricane damage	—	6	—	6
Other, net	(8)	3	(7)	3

	$(34)	$(32)	$(26)	$(63)

During the third quarter of 2006, the company reduced its reserve for hardboard siding claims resulting in income of $23 million. Litigation expense during 2005 primarily consists of charges related to antitrust litigation. See Note 14 below for further discussion of legal proceedings.

Foreign exchange transaction gains resulted from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

Note 11: Income Taxes

The company recognized goodwill impairment charges of $749 million in the thirty-nine weeks ended September 24, 2006, which are not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charge. During the same period, the company recognized the following discrete items: a $12 million income tax benefit related to a change in Texas state income tax law, an $18 million income tax benefit related to a reduction in the Canadian federal income tax rate and an $18 million income tax benefit related to a deferred tax adjustment associated with the Medicare Part D subsidy. The company has recognized income tax expense on year-to-date 2006 pretax book income from continuing operations, excluding the goodwill impairment charge and excluding one-time tax benefits, at an effective income tax rate of 33.6 percent.

During the third quarter of 2005, the company recognized a one-time tax benefit of $14 million resulting from a change in the Ohio state income tax law.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

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

Assets of the buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million as of both September 24, 2006, and December 25, 2005. The monetization SPEs had long-term debt of $757 million as of September 24, 2006, and $756 million as of December 25, 2005. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations.

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under Interpretation 46R. At September 24, 2006, the company’s real estate subsidiaries have consolidated five entities under Interpretation 46R, with estimated assets of $105 million and estimated liabilities of $83 million. At December 25, 2005, the company had consolidated five entities under Interpretation 46R with estimated assets of $76 million and estimated liabilities of $62 million. As of September 24, 2006, the company’s real estate development subsidiaries have 9 lot option purchase agreements entered into prior to December 31, 2003, with deposits of approximately $44 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $151 million. In addition, as of September 24, 2006, the company’s real estate development subsidiaries have 21 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $33 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $355 million. One of the company’s real estate subsidiaries has approximately $14 million in subordinated loans at risk at September 24, 2006, in 37 variable interest entities.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Note 13: Inventories

Weyerhaeuser inventories are comprised of the following:

Dollar amounts in millions	September 24, 2006	December 25, 2005
Logs and chips	$94	$142
Lumber, plywood, panels and engineered lumber	497	409
Pulp and paper	414	435
Containerboard and packaging	262	232
Other products	229	195
Materials and supplies	487	472

	$1,983	$1,885

Note 14: Legal Proceedings, Commitments and Contingencies

Legal Proceedings

Hardboard Siding Claims. In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and recognized a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by $43 million. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981 through December 31, 1999. This is a claims-based settlement, which means the claims will be paid as submitted over a nine-year period. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. Reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts. Charges to the reserve through the third quarter of 2006 were $103 million. Because the aggregate payments for claims has been substantially less than originally claimed and initially budgeted, the company decreased the reserve amount by $23 million in the third quarter of 2006 to a reserve balance of $27 million as of the end of the third quarter of 2006. The company believes the reserve balance is adequate, but is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	Thirty-nine weeks ended September 24, 2006	Fifty-two week periods
		2005	2004
Number of claims filed during the period	1,310	765	1,740
Number of claims resolved	1,085	640	2,990
Number of claims unresolved at end of period	930	705	580
Number of damage awards paid	485	270	1,140
Average damage award paid	$4,045	$4,100	$2,790

The lower average damage award paid in 2004 was due primarily to a lower number of awards for multi-family structures in 2004 than in 2005 or 2006.

The company has received $52 million in recoveries from its insurance carriers by way of negotiated settlements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

The company currently has no litigation pending with any person or entity that has opted out of the settlement. Individuals and entities that have opted out of the settlement may file lawsuits against the company in the future.

Alder Antitrust Litigation. In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging from 1996 to the present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. In September 2005, the company asked for discretionary review of the Initial Alder Case by the U.S. Supreme Court. The Supreme Court accepted review of the Ninth Circuit opinion and has scheduled an oral argument in November 2006.

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

As of September 24, 2006, the company has reserves accrued in the amount of $95 million. While the company believes the reserve established for the alder antitrust litigation is adequate, the company is unable to estimate what additional charges, if any, may be required in the future, because of the uncertainties surrounding the litigation process.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

OSB Antitrust Litigation. A consolidated lawsuit was filed in U.S. District Court in Pennsylvania in 2006 seeking class action status for persons and entities who purchased oriented strand board (OSB) directly from Weyerhaeuser, Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Norbord and J.M. Huber Corp. between June 2002 through the present. The lawsuit alleges the defendants conspired to fix and raise OSB prices in the United States during the class period and as a result, class members paid artificially inflated prices for OSB during that period. Additional lawsuits have also been filed and have been consolidated in the same court for discovery purposes on behalf of “indirect purchasers” of OSB in different states that have laws permitting such actions on behalf of indirect purchasers. No specific damage amounts have been claimed. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future. In the third quarter 2006, the court refused to dismiss the claims of the direct and indirect purchasers, with the exception of the indirect purchaser claims of Pennsylvania, which were dismissed with prejudice.

Paragon Trade Brands, Inc. Litigation. In 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. Oral argument on the company’s appeal was heard the second quarter of 2006 and the company is waiting for a decision from the court. The company has not established a reserve for this matter because, based upon the information currently available to the company, including management’s belief that an adverse result is not probable because the company will prevail on appeal, management believes the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, for establishing a reserve in this matter have not been met. However, there is no guarantee that management will not determine in the future that a charge for all or a portion of any damage award is required. Any such charge could materially and adversely affect the company’s results of operations for the quarter or the year in which such a charge may be recognized.

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

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

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

In July 2006, the Canadian and U.S. governments announced a final settlement to the long-standing dispute. The provisions of the settlement include repayment of approximately 81 percent of the deposits, imposition of export measures in Canada, and measures to address long-term policy reform. On September 19, 2006, the Canadian Parliament voted 172-116 on a motion that empowered it to collect the export taxes provided for in the settlement. Parliament also introduced legislation to bring the settlement into force.

On October 12, 2006, Canada and the United States announced amendments that allow the settlement to be implemented as of this date. The amendments include a process that allows the United States to proceed with the revocation of CVD and AD orders.

On October 13, 2006, the U.S. Court of International Trade ruled that NAFTA panel decisions have retroactive effect.

The company continues to work with stakeholders on both sides of the border in support of the settlement. This includes provision of “no injury” letters stipulating no injury during the life of the settlement, and compliance with Canada’s Export Development scheme for repayment of the company’s deposits.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

U.S. Customs records indicate that the company has paid a cumulative total of $370 million in deposits. The deposits have been historically recognized as sales deductions in the Consolidated Statement of Earnings. On October 30, 2006, the company received $344 million, before taxes, as a refund of duties paid, including interest, which will be recorded in the fourth quarter of 2006. The refund represents approximately 81 percent of the combined total of deposits paid by the company’s Canadian subsidiaries and interest accrued on such deposits.

Environmental Matters

In December 2005, the Ohio Attorney General’s Office notified Weyerhaeuser that it plans to initiate a Clean Air Act enforcement action against Weyerhaeuser Company Packaging, Inc. (a former subsidiary of the company) arising out of its operation of corrugated container manufacturing plants in Valley View and Bedford Heights, Ohio. The Attorney General’s Office has indicated that it plans to request injunctive relief and approximately $500,000 in civil penalties, of which a portion could be contributed to supplemental environmental projects identified by the State of Ohio Environmental Protection Agency (Ohio EPA). Weyerhaeuser has been discussing resolution of the issue with Ohio EPA and the Attorney General’s Office. On July 13, 2006, the Attorney General’s Office notified Weyerhaeuser that it would not pursue the matter further. It referred the matter back to Ohio EPA for negotiation of findings and orders, as appropriate. No communication has been received from Ohio EPA.

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of the end of the third quarter of 2006, the company has established reserves totaling $30 million for estimated remediation costs on all of the approximately 63 active sites across its operations. Environmental remediation reserves totaled $29 million at the end of 2005. The increase in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period. The company accrued remediation costs of $10 million and $5 million in the first thirty-nine weeks of 2006 and 2005, respectively. The company incurred remediation costs of $9 million and $7 million in the first thirty-nine weeks of 2006 and 2005, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $65 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

The company has not recognized a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (FIN 47), for certain legal obligations, primarily special handling for the removal and disposal of encapsulated asbestos from facilities and equipment. The fair value of such obligations cannot be reasonably estimated because the settlement dates are not reasonably determinable. The company will establish a liability under FIN 47 at the time the fair value becomes reasonably estimable.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

Note 15: Discontinued Operations

Discontinued operations for the thirteen and thirty-nine week periods ended September 24, 2006, include the company’s North American composite panels operations which were sold in July 2006 and its Irish composite panels operations which are expected to be sold in the fourth quarter of 2006.

Discontinued operations for the thirteen and thirty-nine week periods ended September 25, 2005, also include the company’s B.C. Coastal operations which were sold in May 2005, and its French composite panels operations which were sold in December 2005.

The following table summarizes the U.S. dollar components of net earnings from discontinued operations for the thirteen and thirty-nine week periods ended September 24, 2006, and September 25, 2005:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales	$70	$137	$328	$694

Income from operations	$12	$—	$40	$40
Income tax expense	(9)	(1)	(17)	(13)

Net earnings (loss) from operations	3	(1)	23	27
Net gain (loss) on sale of B.C. Coastal operations, after-tax	(8)	(1)	(8)	109
Net gain on sale of North American composite panels operations, after-tax	31	—	31	—

Earnings (loss) from discontinued operations, net of tax	$26	$(2)	$46	$136

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

The company recognized a gain on the sale of $110 million, including a tax benefit of $46 million, in the second quarter of 2005. The company recognized a pretax charge of $1 million in the third quarter of 2005 related to the termination of the pension plans associated with these operations. The pretax gain of $63 million is included in contribution to earnings of the Corporate and Other segment for the thirty-nine week period ended September 25, 2005. The company received net proceeds of approximately $1.1 billion (U.S.) from the sale, including working capital. During the third quarter of 2006, the company recognized an $8 million out-of-period charge to write-off additional goodwill associated with the B.C. Coastal operations.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and current tax expense of $139 million on the taxable gain. Current taxes reflected the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada.

North American Composite Panel Sale

On July 31, 2006, the company sold its North American composite panel operations to Flakeboard America Ltd., a wholly-owned subsidiary of Flakeboard Company Ltd. The sale included five composite panel mills with a combined production capacity of 1.1 billion square feet of medium density fiberboard and particleboard.

The company recognized a gain on the sale of $31 million, net of tax expense of $20 million, in the third quarter of 2006. The pretax gain of $51 million is included in contribution to earnings of the Wood Products segment for the thirteen and thirty-nine week periods ended September 24, 2006. The company received net proceeds of approximately $187 million from the sale, including working capital.

Carrying Value of the Assets and Liabilities of Discontinued Operations

The following table summarizes the U.S. dollar carrying values of the assets and liabilities of discontinued operations. Carrying values as of September 24, 2006, include the Irish composite panels operations, which are expected to be sold during the fourth quarter of 2006. Carrying values as of December 25, 2005, include both the North American and Irish composite panels operations. No liabilities of the North American composite panels operations were included in the sale.

	September 24, 2006	December 25, 2005
Assets
Receivables, less allowances	$23	$20
Inventories	12	32
Prepaid expenses	1	—
Property and equipment, net	52	165
Construction in progress	—	6

Total assets	$88	$223

Liabilities
Current maturities of long-term debt	$—	$8
Accounts payable	13	14
Accrued liabilities	1	—
Deferred income taxes	4	3

Total liabilities	$18	$25

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

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

As discussed in Note 15: Discontinued Operations, the company sold its North American composites operations in July 2006. The segment data below includes the activities of the North American composites operations in the Wood Products segment for the thirteen and thirty-nine week periods ended September 24, 2006, and September 25, 2005. In addition, the company sold its B.C. Coastal operations in the second quarter of 2005 and its French composites operations in the fourth quarter of 2005. The segment data below includes the activities of the B.C. Coastal operations in the Timberlands and Wood Products segments and includes the activities of the French composites operations in the Corporate and Other segment for the thirteen and thirty-nine week periods ended September 25, 2005. The pretax gain of $63 million on the B.C. Coastal sale is included in the Corporate and Other segment for the thirty-nine weeks ended September 25, 2005.

During the second quarter of 2006, the company corrected the classification of certain internal sales between Wood Products businesses that were previously reported as intersegment sales. As a result, prior period balances for third-party and intersegment sales of the Wood Products segment have been reclassified for consistent presentation with the current period. The classification correction had no impact to consolidated net sales and revenues or contributions to earnings of any segment.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005

(Unaudited)

An analysis and reconciliation of the company’s business segment information to the respective information in the Consolidated Statement of Earnings is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Sales to and revenues from unaffiliated customers:
Timberlands	$246	$253	$778	$775
Wood Products	1,905	2,309	6,278	7,097
Cellulose Fiber and White Papers	1,130	1,096	3,363	3,251
Containerboard, Packaging and Recycling	1,245	1,169	3,609	3,555
Real Estate and Related Assets	749	596	2,185	1,899
Corporate and Other	123	146	356	446

	5,398	5,569	16,569	17,023
Less: sales of discontinued operations (Note 15)	(70)	(137)	(328)	(694)

	5,328	5,432	16,241	16,329

Intersegment sales:
Timberlands	411	440	1,255	1,336
Wood Products	60	59	169	176
Cellulose Fiber and White Papers	7	13	25	36
Containerboard, Packaging and Recycling	11	21	42	53
Corporate and Other	8	5	25	14

	497	538	1,516	1,615

Total sales and revenues	5,825	5,970	17,757	17,944
Intersegment eliminations	(497)	(538)	(1,516)	(1,615)

	$5,328	$5,432	$16,241	$16,329

Contribution (charge) to earnings:
Timberlands	$178	$191	$600	$601
Wood Products	11	124	259	459
Cellulose Fiber and White Papers	115	(2)	(625)	33
Containerboard, Packaging and Recycling	96	36	192	183
Real Estate and Related Assets	135	145	430	484
Corporate and Other	(78)	101	(220)	183

	457	595	636	1,943
Interest expense (Weyerhaeuser only)	(149)	(193)	(453)	(568)
Less: capitalized interest (Weyerhaeuser only)	21	3	57	5

Earnings from continuing and discontinued operations before income taxes	329	405	240	1,380
Income taxes (continuing and discontinued operations)	(118)	(120)	(295)	(436)

Net earnings (loss)	$211	$285	$(55)	$944

Note 17: Debt

During the third quarter of 2005, Weyerhaeuser recognized a pretax charge of $21 million in connection with the early extinguishment of debt. This charge is classified as interest expense incurred on the Consolidated Statement of Earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WEYERHAEUSER COMPANY AND SUBSIDIARIES

Forward-Looking Statements

Some information included in this report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements can be identified by the use of forward-looking terminology such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “estimates,” and “plans,” and the negative or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. In particular, some of these forward-looking statements deal with expectations regarding the company’s markets in the fourth quarter 2006; expected earnings and performance of the company’s business segments during the fourth quarter 2006; demand and pricing for the company’s products in the fourth quarter 2006; lower domestic log prices in the fourth quarter of 2006; lower prices and reduced shipment volumes for lumber, oriented strand board, and engineered lumber products in the fourth quarter of 2006; higher wood products manufacturing costs per unit due to lower production volumes in the fourth quarter of 2006; seasonal increases in real estate earnings; higher raw material and energy costs in the fourth quarter of 2006; and related matters. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those projected, including, but not limited to:

•	The effect of general economic conditions, including the level of interest rates and housing starts;

•	Market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments;

•	Energy prices;

•	Raw materials prices;

•	Chemicals prices;

•	Performance of the company’s manufacturing operations including unexpected maintenance requirements;

•	The successful execution of internal performance plans;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental policies and regulations, and changes in accounting regulations;

•	The effect of weather;

•	The risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	Transportation costs;

•	Legal proceedings;

•	Regulatory approvals;

•	The effect of timing of retirements and changes in the market price of company stock on charges for share-based compensation; and

•	Performance of pension investments and related derivatives.

The company is also a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan, and by changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro and Canadian dollars, and restrictions on international trade or tariffs imposed on imports. These and other factors could cause or contribute to actual results differing materially from such forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any of them occurs, what effect they will have on the company’s results of operations, financial condition or cash flows. The company expressly declines any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date of this report.

Results of Operations

In the following discussion, the term “company” refers to Weyerhaeuser Company and all of its majority-owned domestic and foreign subsidiaries and variable interest entities of which Weyerhaeuser Company or its subsidiaries are determined to be the primary beneficiary. The term “Weyerhaeuser” refers to the forest products-based operations and excludes the Real Estate and Related Assets operations. The term “price realizations” refers to net selling prices, which include freight and are net of normal sales deductions. The term “contribution to earnings” refers to segment earnings before interest and taxes. Unless otherwise noted, references to increases or decreases in income and expense items, price realizations, contribution (charge) to earnings, and shipment volumes are based on the thirteen and thirty-nine week periods ended September 24, 2006, as compared to the thirteen and thirty-nine week periods ended September 25, 2005. The thirteen week periods are also referred to as third quarter and the thirty-nine week periods are also referred to as year-to-date.

Consolidated Results

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions, except per-share data	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales and revenues	$5,328	$5,432	$16,241	$16,329
Operating income	$364	$433	$423	$1,600
Net earnings (loss)	$211	$285	$(55)	$944
Net earnings (loss) per share, basic	$0.85	$1.16	$(0.22)	$$3.86
Net earnings (loss) per share, diluted	$0.85	$1.16	$(0.22)	$$3.85

Net sales and revenues and operating income presented in the table above exclude the results of the company’s discontinued operations, which include the British Columbia Coastal Group (B.C. Coastal) operations and French composites operations that were sold in May and December 2005, respectively; its North American composites operations, which were sold in July 2006; and its Irish composites operations, which are expected to be sold during the fourth quarter of 2006. Collectively, these operations are presented as discontinued operations in the accompanying Consolidated Financial Statements. See Note 15 of Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” of this report.

Consolidated Net Sales and Revenue

Consolidated net sales and revenues decreased $104 million for the third quarter. This decrease is primarily a result of declining sales of softwood lumber, plywood and oriented strand board (OSB) in the Wood Products segment which were partially offset by increased sales of fine paper and pulp in the Cellulose Fiber and White Paper segment and sales of corrugated packaging in the Containerboard, Packaging and Recycling segment. The decline in sales within the Wood Products segment resulted from the weakening U.S. housing market, which has decreased demand for building products, causing downward pressure on prices and volumes. Net sales and revenues benefited from increased price realizations for fine paper, pulp and corrugated packaging as a result of improved market conditions.

Consolidated net sales and revenues decreased $88 million year-to-date. This decrease is primarily a result of the weakening U.S. housing market affecting the Wood Products segment as discussed above, partially offset by increased sales of pulp in the Cellulose Fiber and White Papers segment, corrugated packaging in the Containerboard, Packaging and Recycling segment, and increased sales of single-family homes in the Real Estate and Related Assets segment. The increased pulp revenues were a result of improvement in market conditions. Sales revenues for corrugated packaging increased due to improved price realizations and increased sales volumes, despite the closure of nine packaging plants since December 2005. Both higher prices on homes sales closed and increased volumes contributed to the increase in single-family home sales revenue.

Consolidated Net Earnings (Loss)

Third quarter consolidated net earnings, including the results of discontinued operations, decreased $74 million. The net change is primarily due to the items discussed above as well as the following after-tax items:

•	Increased operating costs and the negative effects of lower wood products price realizations and reduced shipments of wood products in the third quarter of 2006 more than offset the benefits of improved price realizations for pulp, paper and packaging-related products.

•	Net earnings for 2006 include a $31 million gain on the sale of the North American composite operations and a $15 million gain related to a reduction in the reserves for hardboard siding claims.

•	Asset impairments and other costs associated with facility closures or curtailments increased $24 million. The after-tax effect of these charges totaled $43 million during 2006 compared to $19 million during 2005. Included in the 2006 total are out-of-period charges of $25 million for an additional out-of-period impairment of assets related to the closure of the Prince Albert, Saskatchewan facility and the out-of-period write-off of additional goodwill associated with the former B.C. Coastal business, both of which were recognized in the Corporate and Other segment. Third quarter 2006 net earnings also include $9 million of impairment charges related to real estate assets.

•	Net earnings for 2005 includes a $75 million gain for the sale of MAS Capital Management Partners, LP, a joint venture.

•	Net interest expense decreased approximately $41 million, net of tax, due primarily to lower average balances on long-term debt during 2006 as well as a $14 million loss on early extinguishment of debt recognized in 2005.

Year-to-date consolidated net earnings, including the results of discontinued operations, decreased $999 million. In addition to the third quarter 2006 items discussed above related to the gain on the North American composites sale and income related to the reduction of hardboard siding claims reserves, and the third quarter of 2005 item related to the gain on the sale of a joint venture, the year-to-date change in net earnings includes the following after-tax items:

•	Increased operating costs related to energy, chemicals, and transportation, along with the effect of the strengthening Canadian dollar on the company’s operating costs, resulted in a significant decline in year-to-date net earnings. In addition, the negative effect of lower sales price realizations and lower shipments of wood products more than offset the benefit of improved price realizations in the company’s other operating segments.

•	Charges of $749 million were recognized during the first half of 2006 related to the impairment of goodwill in the fine paper business.

•	Charges recognized for restructuring activities, asset impairments and other costs associated with facility closures or curtailments were $56 million and $33 million in 2006 and 2005, respectively. The 2006 charges include $12 million related to the implementation of a new business model in the Containerboard, Packaging and Recycling segment and the out-of-period charges discussed above related to the Prince Albert, Saskatchewan facility and the B.C. Coastal business. Also included in 2006 was a net charge of $11 million related to the impairment of real estate assets.

•	Net litigation charges of $17 million were recognized during 2005, including $8 million related to the settlement of a linerboard antitrust lawsuit and $9 million related to the settlement of alder litigation.

•	Net earnings for 2005 includes income of $37 million related to the recognition of deferred gains from previous timberland sales and a gain of $109 million, including a tax benefit of $46 million, on the sale of the B.C. Coastal operations.

•	During the second quarter of 2006, a one time tax benefit of $48 million was recognized related to a change in the Texas state income tax law, a reduction in the Canadian federal income tax rate and a deferred tax adjustment related to the Medicare Part D subsidy.

•	During the second quarter of 2005, a charge of $44 million was recognized related to the planned repatriation of $1.1 billion of eligible Canadian earnings under the provisions of the American Jobs Creation Act of 2004.

•	Net interest expense decreased approximately $111 million, net of tax, due primarily to lower average balances on long-term debt during 2006 as well as a $14 million loss on early extinguishment of debt recognized in 2005.

These and other factors that affected the quarterly and year-to-date comparisons of operating income and net earnings (loss) are discussed in the following segment analyses. The segment results include the results of the company’s discontinued operations.

Timberlands

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales and revenues to unaffiliated customers	$246	$253	$778	$775
Intersegment sales	$411	$440	$1,255	$1,336
Contribution to earnings	$178	$191	$600	$601

Net sales and revenues to unaffiliated customers were slightly lower for the third quarter and were comparable year-to-date. For both the third quarter and year-to-date periods, log price realizations increased due to improved domestic and export log price realizations in the West, and increased domestic log price realizations in Canada. For the third quarter, price improvements were more than offset by lower log sales volume in the South and lower sales of nonstrategic timberlands. Year-to-date price improvements more than offset lower log sales volume in the South, reduced Canadian activity in 2006 due to the May 2005 sale of the company’s B.C. Coastal operations, and decreased sales revenues from nonstrategic timberlands.

Intersegment sales declined in both the third quarter and year-to-date, primarily due to the closure of the company’s pulp and lumber mills in Saskatchewan in March and April of 2006. Intersegment sales volumes in the South were also lower in both the third quarter and year-to-date due to slightly lower harvest levels of fee timber, and sales in the West declined as a result of lower price realizations.

Contribution to earnings decreased $13 million for the third quarter and $1 million year to date. Items that affected the quarterly and year-to-date comparison of Timberlands’ contribution to earnings include the following:

•	Improved price realizations resulted in increased earnings of $2 million and $27 million for the third quarter and year-to-date, respectively. For the third quarter, lower sales volumes in the South resulted in a $3 million decrease in earnings. For the year-to-date period, third-party and intersegment sales volumes increased in the West, but were partially offset by lower sales volumes in the South, resulting in a net increase to segment earnings of $5 million.

•	Earnings from sales and exchanges of nonstrategic timberlands decreased $14 million in the third quarter and increased $5 million year-to-date.

•	Net operating costs increased $1 million and $27 million for the third quarter and year-to-date, respectively. The year-to-date increase was due to higher fuel costs and to increased salvage costs in the South related to hurricane Katrina. The salvage logging related to hurricane Katrina was completed in the second quarter of 2006.

•	The B.C. Coastal timberlands operations also contributed $9 million of earnings in the year-to-date period of 2005, with no comparable earnings in 2006 due to the sale of the B.C. Coastal operations at the end of May 2005.

Fourth quarter earnings for the Timberlands segment are expected to be lower than the third quarter due to decreased demand for lumber which will result in lower domestic log prices.

Third-party log sales volumes and fee harvest volumes for Timberlands for the third quarter and year-to-date are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Volumes in thousands	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Third-party log sales—cunits (100 cubic feet)	850	886	2,593	2,613
Fee harvest—cunits (100 cubic feet)	2,040	2,098	6,255	6,577

Wood Products

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales and revenues	$1,905	$2,309	$6,278	$7,097
Contribution to earnings	$11	$124	$259	$459

Residential construction activity decreased in the third quarter resulting in reduced demand for building products and further reductions in prices for lumber and structural panels. The seasonally adjusted annual rate of total U.S. housing starts for the third quarter of 2006 averaged 1.7 million, down 17 percent from 2.1 million in the third quarter of 2005, and down 7 percent from the 1.9 million rate in the second quarter of 2006. The decline in new residential construction resulted in reduced demand by dealers and distributors and significant downward pressure on building product prices and shipment volumes.

Net sales and revenues decreased $404 million, or 17 percent, for the third quarter. The decrease resulted from lower prices for structural panels and softwood lumber, and reduced shipment volumes for all product lines due to market factors mentioned above. The significant changes in third quarter net sales and revenues include the following:

•	Sales of softwood lumber decreased $156 million. Price realizations decreased $36 per thousand board feet, or 9 percent. Shipment volume decreased 205 million board feet, or 9 percent. The primary factors for the decrease in lumber shipment volumes were the decline in market demand noted above, and the closure of sawmills in Canada and the western United States.

•	Sales of structural panels, which include oriented strand board and plywood, decreased $114 million. Price realizations for oriented strand board decreased $59 per thousand square feet (3/8” basis), or 22 percent. Price realizations for plywood decreased $25 per thousand square feet (3/8” basis), or 8 percent. Shipments of oriented strand board decreased 19 million square feet, or 2 percent. Plywood sales volumes decreased 121 million square feet, or 22 percent, due to the closure of a plywood mill in October 2005, the redirection of additional veneer production into engineered lumber products manufacturing, and the termination of distribution arrangements for certain outside suppliers.

•	Sales of engineered lumber products, which include engineered I-joists and engineered solid section products, decreased $60 million, primarily due to reduced shipment volumes.

•	Sales of composite products decreased $51 million, primarily due to the sale of the company’s North American composite products operations at the end of July 2006.

Year-to-date net sales and revenues decreased $819 million, or 12 percent, the significant changes in year-to-date net sales and revenues included:

•	Sales of softwood lumber decreased $441 million. Price realizations decreased $32 per thousand board feet, or 7 percent. Shipment volume decreased 583 million board feet, or 9 percent, primarily due to the sale of the B.C. Coastal operations in May 2005 and the closure of sawmills in Canada and the western United States.

•	Sales of structural panels decreased $245 million. Price realizations for oriented strand board decreased $42 per thousand square feet (3/8” basis), or 14 percent and price realizations for plywood decreased $9 per thousand square feet, or 3 percent. Shipments of oriented strand board increased 101 million square feet, or 3 percent. Shipments of plywood decreased 411 million square feet, or 24 percent, due to the closure of a plywood mill in October 2005, the redirection of additional veneer production into engineered lumber products manufacturing, and the termination of distribution arrangements for certain outside suppliers.

•	Sales of logs, chips and low cost raw materials decreased $61 million, primarily due to the May 2005 sale of the company’s B.C. Coastal operations.

•	Sales of composite products decreased $42 million, primarily due to the July 2006 sale of the company’s North American composite products operations.

Segment contribution to earnings was $11 million in the third quarter of 2006, down from $124 million in the third quarter of 2005. The year-to-date contribution to earnings was $259 million for 2006, down from $459 million for 2005. The following factors affected the quarterly and year-to-date comparisons of segment contribution to earnings:

•	The net effect of price variances on earnings was a decrease of approximately $118 million in the third quarter. On a year-to-date basis, the net effect of price variances was a decrease to segment earnings of approximately $252 million.

•	The effect of shipment volumes on earnings was a decrease of approximately $52 million in the third quarter and a decrease of approximately $75 million year-to-date.

•	The strengthening of the Canadian dollar in relation to the U.S. dollar resulted in increased operating costs of approximately $8 million in the third quarter and $28 million year-to-date.

•	Partially offsetting the negative effects of sales prices, shipment volumes, and the strengthening of the Canadian dollar were reductions in the cost and volume of lumber and plywood purchased for resale, and the elimination of costs associated with the company’s B.C. Coastal operations and North American composite products business.

•	Contribution to earnings for both the third quarter and year-to-date periods of 2006 include a $51 million pretax gain on the sale of the company’s North American composites business and $23 million of pretax income related to a reduction in the reserve for hardboard siding claims. Fixed asset impairments and other charges associated with mill closures and curtailments were $17 million in the third quarter of 2006 and $18 million year-to-date 2006. The segment recognized closure charges of $6 million and $8 million for the third quarter and year-to-date periods of 2005, respectively. Contribution to earnings for year-to-date 2005 also included an $18 million charge relating to litigation.

Excluding the refund of approximately $344 million for softwood lumber duties and related interest received in the fourth quarter of 2006, Weyerhaeuser expects the Wood Products segment to operate at a loss in the fourth quarter of 2006.

Third party sales and total production volumes for the major products in the Wood Products segment for the third quarter and year-to-date are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Third party sales volumes (millions, except logs)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Softwood lumber—board feet	1,974	2,179	6,008	6,591
Plywood—square feet (3/8”)	437	558	1,284	1,695
Veneer—square feet (3/8”)	48	51	172	170
Composite panels—square feet (3/4”)	139	308	765	924
Oriented strand board—square feet (3/8”)	989	1,008	3,058	2,957
Engineered I-Joists—lineal feet	110	125	361	371
Engineered solid section—cubic feet	9	10	29	29
Hardwood lumber—board feet	100	105	313	321
Logs—in thousands of cunits (100 cubic feet)	26	41	127	405

	Thirteen weeks ended		Thirty-nine weeks ended
Total production volumes (millions)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Softwood lumber—board feet	1,559	1,651	4,872	5,341
Plywood—square feet (3/8”)	237	296	723	901
Veneer—square feet (3/8”)(1)	494	486	1,404	1,532
Composite panels—square feet (3/4”)	100	268	666	817
Oriented strand board—square feet (3/8”)	1,009	1,017	3,144	3,043
Engineered I-Joists—lineal feet	130	108	387	373
Engineered solid section—cubic feet	10	10	33	31
Hardwood lumber—board feet	82	91	247	279

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

Cellulose Fiber and White Papers

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales and revenues	$1,130	$1,096	$3,363	$3,251
Contribution (charge) to earnings	$115	$(2)	$(625)	$33

Net sales and revenues increased $34 million, or 3 percent, for the third quarter primarily due to the following:

•	Pulp sales revenue increased $23 million during the third quarter. Unit shipments declined 28,000 tons, or 4 percent. Fluff pulp sales volume increased approximately 16,000 tons largely as a result of the conversion of the Port Wentworth facility to fluff production. Papergrade pulp sales volume declined approximately 42,000 tons due to the second quarter 2006 closure of the Prince Albert facility. Price realizations improved $63 per ton, or 11 percent, due to a general market improvement for all product lines.

•	Fine paper sales, including paper and coated groundwood, declined $3 million. Fine paper shipments declined approximately 113,000 tons, or 14 percent, and price realizations increased approximately $124 per ton, or 15 percent, in the third quarter. The decline in sales volumes reflects the closure of Prince Albert, Saskatchewan facility and Dryden, Ontario No.1 paper machine operations in December 2005 and April 2006, respectively. The increase in fine paper price realizations reflects a general improvement in the North American paper market.

Year-to-date net sales and revenues increased $112 million, or 3 percent. The significant changes in net sales and revenues included the following:

•	Fine paper sales declined $4 million. Unit shipments declined approximately 185,000 tons, or 8 percent, and price realizations increased approximately $65 per ton, or 8 percent. The volume decline is related to the closures of the Prince Albert facility and the Dryden paper machine. The price improvement realized is related to an overall improvement in the uncoated freesheet (UCFS) market.

•	Pulp sales increased $88 million. Unit shipments improved approximately 54,000 tons, or 3 percent, and price realizations increased approximately $29 per ton, or 5 percent. The pricing improvement resulted from general market improvements.

Contribution to earnings for the third quarter of 2006 was $115 million compared to a loss of $2 million in the same period of 2005. The segment had a year-to-date 2006 loss of $625 million compared to a $33 million contribution in the same period of 2005. The following factors affected the comparisons of segment contribution to earnings for the third quarter and year-to-date periods:

•	The third quarter of 2006 includes closure charges of $4 million, compared to $22 million during the third quarter of 2005. Year-to-date 2006 includes charges of $15 million for facility closures and charges of $749 million related to the impairment of goodwill in the fine paper business. The year-to-date 2005 period included $27 million in charges for closures and restructuring.

•	Increases in fine paper price realizations contributed approximately $87 million to third quarter 2006 earnings. This contribution was partially offset by a decline in fine paper sales volume following the closure of the Prince Albert facility and Dryden paper machine, which resulted in a $7 million reduction in third quarter 2006 earnings. On a year-to-date basis, increased fine paper price realizations contributed approximately $145 million to earnings while lower sales volumes resulted in a $10 million decline in segment earnings. Improvement in pulp prices contributed approximately $39 million and $56 million to segment earnings in the third quarter and year-to-date periods, respectively.

•	The strengthening of the Canadian dollar against the U.S. dollar in 2006 resulted in increased operating costs for the segment’s Canadian facilities, resulting from the translation of Canadian-denominated operating costs into U.S. dollars. This negatively affected the segment’s earnings by approximately $12 million in the third quarter and by approximately $44 million year-to-date.

•	Chemical and transportation costs increased in the third quarter and year-to-date. Direct energy costs declined in the third quarter, but were still higher year-to-date 2006 as compared to 2005. Raw materials costs, which include chips and third-party-purchased paper for converting operations, were comparable during third quarter, but increased year-to-date due to higher purchase prices. The net effect of these items was an increase in operating costs of $3 million in the third quarter and $76 million year-to-date.

•	The closed Prince Albert facility is not producing product but continued to incur operating costs of $3 million and $10 million in the third quarter and year-to-date periods of 2006, respectively. The ongoing operating activities enable the facility’s assets to remain viable. Depreciation declined approximately $11 million and $28 million in the third quarter and year-to-date periods, respectively, due to the closure of the Prince Albert facility and Dryden paper machine.

The Company expects fourth quarter earnings for the segment to be similar to third quarter.

As discussed in Item 5. “Other Information” of Part II to this report, the company announced on August 23, 2006, that it had entered into agreements providing for a combination of its fine paper business and related assets with Domtar, Inc. (the Domtar Transaction). The Domtar Transaction covers assets of the company in addition to those that are currently included in the Cellulose Fiber and White Paper segment. The following table includes the unaudited estimated results of the company’s Cellulose Fiber and White Paper segment for the thirteen and thirty-nine weeks ended September 24, 2006, excluding the operations that are expected to be distributed as part of the Domtar Transaction. The following unaudited results are estimates:

Dollar in millions	Thirteen weeks ended September 24, 2006	Thirty-nine weeks ended September 24, 2006
Net sales and revenues	$388	$1,123
Contribution to earnings	$46	$90
Depreciation and amortization	$39	$116
Capital expenditures	$28	$132

Third party sales and total production volumes for major Cellulose Fiber and White Papers products for the third quarter and year-to-date are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Third party sales volumes (thousands)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Pulp—air-dry metric tons	625	653	1,923	1,869
Paper—tons(1)	641	757	2,056	2,235
Coated groundwood—tons	59	56	170	176
Liquid packaging board—tons	72	64	199	189
Paper converting—tons	462	494	1,447	1,463

	Thirteen weeks ended		Thirty-nine weeks ended
Total production volumes (thousands)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Pulp—air-dry metric tons(2)	660	663	1,924	1,898
Paper—tons(3)	675	765	2,071	2,280
Coated groundwood—tons	59	60	171	174
Liquid packaging board—tons	73	69	209	193
Paper converting—tons	485	483	1,444	1,445

(1)	Paper volumes include unprocessed rolls and converted paper volumes.
(2)	Pulp production excludes volumes further processed into paper products in company mills.
(3)	Paper machine production.

Containerboard, Packaging and Recycling

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales and revenues	$1,245	$1,169	$3,609	$3,555
Contribution to earnings	$96	$36	$192	$183

Net sales and revenues increased $76 million, or 7 percent, in the third quarter. The significant changes in net sales and revenues included the following:

•	Net revenues from sales of corrugated packaging increased $68 million, or 7 percent. Unit shipments of corrugated packaging decreased approximately 135 million square feet, or 1 percent. Average price realizations for corrugated packaging increased $4.10 per thousand square foot, or 8 percent.

•	Net revenues from containerboard sales increased $6 million, or 7 percent. Average price realizations increased approximately $93 per ton, or 26 percent, and unit shipments decreased 36,000 tons, or 15 percent. The decrease in unit shipments between the periods is primarily due to the closure of a containerboard machine in Plymouth, North Carolina in February, 2006.

Net sales and revenues increased $54 million, or 2 percent, year-to-date. The significant changes in net sales and revenues included the following:

•	Net revenues from sales of corrugated packaging increased $114 million, or 4 percent. Unit shipments of corrugated packaging increased approximately 1.4 billion square feet, or 3 percent. In addition, average price realizations increased $0.74 per thousand square foot, or 1 percent. Average price realizations for corrugated packaging have increased 14 percent since November 2005. Industry shipments, as reported by the Fibre Box Association, have increased 2 percent year-to-date 2006 as compared to the same period in 2005. The company’s corrugated packaging shipments increased despite closing or selling nine packaging plants since December 2005.

•	Year-to-date net revenues from containerboard sales decreased $46 million, or 15 percent. Containerboard shipments decreased approximately 190,000 tons, or 24 percent, while average price realizations increased approximately $44 per ton, or 12 percent. Average prices for containerboard are expected to remain at third quarter 2006 levels in the fourth quarter of 2006. The decrease in unit shipments between the periods is primarily due to the closure of a containerboard machine in Plymouth, North Carolina in February 2006, offset by an increase in the internal consumption of containerboard as the company’s corrugated packaging plants increased their unit shipments.

•	Year-to-date net revenues from sales of recycled materials decreased $17 million, or 6 percent, resulting from lower average price realizations of $13 per ton, or 10 percent, partially offset by an increase in unit shipments of 78,000 tons, or 4 percent.

Contribution to earnings increased $60 million in the third quarter and increased $9 million year-to-date primarily due to the following:

•	Increases in average price realizations for corrugated packaging and containerboard in the third quarter of 2006 positively affected the contribution to earnings by approximately $76 million and $19 million, respectively, compared to the same period in 2005. Average price realization increases for corrugated packaging and containerboard positively affected the year-to-date 2006 contribution to earnings by approximately $41 million and $27 million respectively, when compared to the same period of 2005.

•	Outbound transportation costs negatively affected earnings by approximately $8 million in the third quarter of 2006 and by approximately $36 million year-to-date 2006 as compared to the same periods in 2005. These cost increases are mainly due to rising fuel costs, rate increases by rail carriers, use of more expensive modes of transportation to ensure timely deliveries and the effects of hurricanes that occurred in the Gulf of Mexico region of the United States in the third quarter of 2005.

•	The cost for old corrugated containers (OCC) increased $12 per ton and wood chip costs increased $5 per bone-dry ton in the third quarter of 2006 compared with the same period in 2005. The cost for OCC declined $4 per ton and wood chip costs increased $4 per bone-dry ton year-to-date. The net effect of these changes was a decrease to earnings of $17 million in the third quarter and a decrease to earnings of $5 million year-to-date.

•	Year-to-date 2006 containerboard shipments decreased 190,000 tons, which negatively affected year-to-date earnings by $9 million.

•	While costs for energy, chemicals, starch and wax increased in 2006 compared with 2005, the company’s total non-fiber manufacturing costs remained stable year-over-year. Asset utilization improved year-over-year as the company’s corrugated packaging unit shipments increased 3 percent despite the closure of a containerboard machine and the sale or closure of nine packaging facilities. The company took 79,000 tons of market-related downtime at its containerboard mills in the year-to-date 2005 period, but took no market-related downtime in the comparable period for 2006.

•	Third quarter 2006 results included charges of $6 million for costs associated with facility closures and workforce reductions because of continued implementation of the segment’s new business model. Year-to-date 2006 results included charges of $21 million for restructuring costs associated with the new business model and charges of $10 million related to facility closures. Year-to-date 2005, included a charge of approximately $7 million associated with the closure of a packaging facility in Bowling Green, Kentucky and a $12 million charge for a settlement of a linerboard antitrust lawsuit.

The company expects fourth quarter earnings for the segment to be comparable with third quarter results. Shipments are expected to increase and OCC costs are expected to decline from third quarter levels. Rapidly rising wood chip costs, primarily on the West Coast and seasonally higher energy usage are expected to offset higher packaging shipments and lower OCC costs.

Third party sales and total production volumes for major Containerboard, Packaging and Recycling products for the third quarter and year-to-date are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Third party sales volumes (thousands)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Containerboard—tons	202	238	602	792
Packaging—MSF	18,425	18,560	55,935	54,514
Recycling—tons	678	665	2,130	2,052
Kraft bags and sacks—tons	22	22	62	67

	Thirteen weeks ended		Thirty-nine weeks ended
Total production volumes (in thousands)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Containerboard—tons(1)	1,544	1,597	4,652	4,681
Packaging—MSF	19,341	19,416	59,181	57,959
Recycling—tons(2)	1,614	1,716	5,041	5,013
Kraft bags and sacks—tons	18	21	57	66

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

Real Estate and Related Assets

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales and revenues	$749	$596	$2,185	$1,899
Contribution to earnings	$135	$145	$430	$484

Net sales and revenues increased $153 million, or 26 percent, for the third quarter and $286 million, or 15 percent year-to-date due primarily to the following items:

•	Net sales and revenues attributable to sales of single-family homes were $737 million and $580 million in the third quarters of 2006 and 2005, respectively. The increase in single-family revenue was due to improvements in both volume and price. The segment closed 1,439 single-family home sales during the third quarter of 2006, as compared to 1,257 single-family home sales closed in the third quarter of 2005. The average sales price for single-family homes closed was approximately $512,000 in the third quarter of 2006 compared to $461,000 in the third quarter of 2005.

•	Net sales and revenues attributable to single-family home sales were $2.0 billion and $1.7 billion year-to-date 2006 and 2005, respectively, as a result of both volume and price improvements. The segment closed 4,083 single-family home sales during the year-to-date 2006 period, compared to 3,725 single-family home sales closed in the same period in 2005. The average sales price for single-family homes closed was approximately $497,000 in year-to-date 2006, and approximately $460,000 in year-to-date 2005.

Contribution to earnings for the Real Estate and Related Assets segment decreased $10 million for the third quarter and $54 million year-to-date due primarily to the following items:

•	The segment had no significant sales or contribution to earnings from sales of land and lots in either the third quarters of 2006 or 2005. On a year-to-date basis, gains on sales of land and lot sales were $45 million lower in 2006 than in 2005.

•	Gross profit on sales of single-family homes improved $2 million and $10 million in the third quarter and year-to-date periods of 2006, respectively. Improvements in unit closings and the average sales price for single-family homes were largely offset by increases in cost of sales. Cost of sales includes impairment charges on certain under-performing projects which totaled $14 million during the third quarter of 2006 and $17 million year-to-date. In the first quarter of 2006, the company recorded $8 million of warranty insurance recoveries, which are included in year-to-date 2006 single-family gross profit.

•	Selling, general and administrative costs increased $11 million and $37 million during the third quarter and year-to-date, respectively, reflecting increased marketing and sales related expenses, incentive compensation expenses and depreciation and amortization expenses.

•	Other income and other partnership income increased $3 million and $26 million during the third quarter and year-to-date. Income in 2006 includes the recognition of $9 million of deferred income in connection with a partnership restructuring that occurred in the first quarter 2006.

The company expects fourth quarter real estate and related earnings to increase because of seasonally higher single family home closing volumes, which are expected to be partially offset by lower margins. The company expects fourth quarter earnings to be substantially below last year’s fourth quarter performance.

Corporate and Other

	Thirteen weeks ended		Thirty-nine weeks ended
Dollar amounts in millions	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales and revenues	$123	$146	$356	$446
Contribution (charge) to earnings	$(78)	$101	$(220)	$183

The Corporate and Other segment includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary); timberlands, distribution and converting facilities located outside North America; and general corporate support activities.

Net sales and revenues for the segment declined $23 million and $90 million for the quarter and year-to-date, respectively, primarily due to the sale of the French composites operations in December 2005.

The Corporate and Other segment’s contribution (charge) to earnings includes the following:

•	During the third quarter of 2006, an out-of-period charge of $26 million was recognized in connection with additional impairment of assets related to the closure of the Prince Albert, Saskatchewan facility, which was announced in the fourth quarter of 2005. In addition, an out-of-period charge of $8 million was recognized in the third quarter of 2006 to write-off additional goodwill that was associated with the B.C. Coastal operations that were sold in the second quarter of 2005.

•	Both the third quarter and year-to-date 2005 periods include a $115 million pretax gain on the sale of MAS Capital Management Partners, LP, a joint venture. Year-to-date 2005 also includes a $63 million pretax gain on the sale of the company’s B.C. Coastal operations sold during the second quarter and second quarter income of $57 million related to the recognition of a deferred gain from previous timberlands sales.

•	Foreign exchange gains were $17 million and $38 million in the third quarters of 2006 and 2005, respectively, and $11 million and $39 million year-to-date 2006 and 2005, respectively. Foreign exchange gains and losses result from changes in exchange rates primarily related to the company’s Canadian and New Zealand operations.

•	Third quarter and year-to-date 2006 include charges of $2 million and $27 million, respectively, related to donations of real estate to the Weyerhaeuser Company Foundation and other qualifying charitable organizations, compared to year-to-date 2005 charges of $3 million, all of which were incurred during the first quarter.

•	The third quarter and year-to-date 2006 periods, included charges of $8 million and $22 million, respectively, to expense previously capitalized interest in connection with sales of real estate assets. There were no comparable charges recognized during the third quarter or year-to-date periods of 2005.

•	Other general and administrative costs increased approximately $48 million and $26 million during the third quarter and year-to-date 2006, respectively, as compared to the same periods in 2005. The increase is due to higher spending on corporate initiatives throughout 2006.

•	During the third quarter 2006 the company acquired OrganicID, Inc., a research and development company, for $9 million. Based on the nature of the research and development acquired the purchase price was expensed as resource and development during the third quarter of 2006.

•	Variable compensation costs, which includes share-based compensation and other performance-based incentive compensation, decreased $19 million and $17 million during the third quarter and year-to-date, respectively.

•	Interest income decreased approximately $13 million and $18 million during the third quarter and year-to-date, respectively. The higher interest income in the 2005 periods is due primarily to increased average balances of short-term investments purchased with proceeds from the second quarter 2005 sale of the B.C. Coastal operations.

Share-Based Compensation Expense

The Compensation Committee of the Board of Directors conducted an extensive 13-month review focusing on incentive compensation for salaried employees, including executive officers. As a result of this review, changes in the company’s long-term incentive practices were initiated at the beginning of fiscal 2006 and consisted primarily of the following: (1) for executive officers, long-term incentive compensation is granted half in options and half in performance share units. The value of the performance shares is based on company performance relative to a new peer group comprised of a broad range of basic materials companies. If performance equals the peer group’s performance over a three-year period, the award is paid at target levels; if performance exceeds or falls below peer performance, the award is adjusted accordingly up to a maximum of 200 percent of target or down to zero. Performance is measured as return on net assets in excess of a benchmark rate. (2) For other equity-eligible leaders and employees, long-term incentive compensation is granted half in options and half in restricted stock units. Overall, the changes in the long-term incentive program provide clear alignment to improving performance relative to peers and competitors while increasing returns to shareholders.

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

Net share-based compensation expense recognized in the third quarter and year-to-date 2006 was $2 million and $19 million, respectively, which is net of $1 million and $7 million, respectively, of income resulting from a reduction in the fair value of SARs which are remeasured to fair value at each reporting period. The reduction in the fair value of the SARs during both the third quarter and year-to-date 2006 was due to the decrease in the price of the company’s stock during those periods. The year-to-date expense also includes a pretax charge of $6 million for the cumulative effect to revalue the liability for SARs as of December 25, 2005, from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards.

Total unrecognized share-based compensation expense related to nonvested awards outstanding at September 24, 2006, is approximately $35 million. This unrecognized compensation expense will be recognized over the remaining service period of the underlying awards which currently extends through the second quarter of 2010. The amounts that will ultimately be recognized for the company’s share-based awards will depend on share-based awards granted in future periods, the assumptions underlying the value of those share-based awards, changes in the company’s stock price, and the company’s financial performance relative to the basic materials peer group. The company’s income tax accounting may also be affected by actual exercise behavior and the relative market prices of the company’s stock at the time of exercise. For additional information, refer to Note 3 of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report.

Income Taxes

The company’s effective income tax rate for continuing operations, excluding the fine paper goodwill impairment and excluding the one-time tax benefits recognized in the second quarter, is estimated to be 33.6 percent for 2006. The effective rate that was estimated as of the third quarter of 2005 was 34.4 percent. The variability of the company’s effective income tax rate is primarily affected by state income taxes and the benefits of tax credits. The first and second quarters of 2006 included charges of $746 million and $3 million, respectively, for the impairment of goodwill, which is not deductible for income tax purposes. As a result, the thirty-nine week period ended September 24, 2006, reflects income tax expense of $258 million on a net pretax profit from continuing operations of $157 million.

During the second quarter of 2006, the company recognized the following items: a $12 million income tax benefit related to a change in Texas state income tax law, an $18 million income tax benefit related to a reduction in the Canadian federal income tax rate and an $18 million income tax benefit related to a deferred tax adjustment associated with the Medicare Part D subsidy.

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

Under current tax law, the ability to use tax credits from the production of non-conventional fuel would be phased out ratably if the average annual domestic wellhead price published by the Department of Energy (DOE) is $53 to $67 per barrel (in 2005 dollars) and would be fully phased out if the top end of the price range is reached. Based on domestic wellhead prices at the end of the third quarter of 2006, the company expects to be in the phase out range for 2006. Total phase out would result in an incremental loss of approximately $13 million in tax credits from the production of non-conventional fuel in 2006.

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

Operations

Consolidated net cash from operations was $303 million year-to-date 2006, a decrease of $561 million from $864 million provided during the same period in 2005. The primary components of the change between periods are as follows:

•	Cash received from Weyerhaeuser customers, net of cash paid to employees, suppliers and others, decreased by $307 million. Cash collected from customers declined, partially due to reduced sales and revenue in the Wood Products segment as well as the sale of the company’s North American Composites operations in July 2006, the B.C. Coastal operations in May 2005, and the European composites operations in December 2005. This was partially offset by a $143 million reduction in cash paid to employees, suppliers and others.

•	Cash received from Real Estate and Related Assets customers, net of cash paid to employees, suppliers and others, decreased by $317 million. Increased homebuilding costs, lower cash receipts from land sales and increased investments in land acquisitions more than offset increased homebuilding revenue.

•	Cash paid for interest year-to-date 2006 declined $181 million, reflecting lower average balances of debt during 2006 as compared to 2005.

Investing

Weyerhaeuser’s capital expenditures during year-to-date 2006, excluding acquisitions and Real Estate and Related Assets, were $566 million, compared to $557 million during the same period in 2005. Year-to-date capital spending by segment during 2006 was $45 million for Timberlands; $103 million for Wood Products; $197 million for Cellulose Fiber and White Papers; $135 million for Containerboard, Packaging and Recycling; and $86 million for Corporate and Other. Weyerhaeuser currently anticipates capital expenditures, excluding acquisitions and Real Estate and Related Assets, to approximate $850 million for the year; however, this expenditure level could increase or decrease as a consequence of a number of factors, including future economic conditions, weather and the timing of equipment purchases.

In August 2006, Weyerhaeuser purchased OrganicID, Inc., a research and development company for $9 million. In February 2006, Weyerhaeuser Real Estate Company acquired Maracay Homes Arizona I, LLC (Maracay), a privately-held homebuilder located in Phoenix, Arizona. The Real Estate and Related Assets segment paid $213 million, including transaction related costs, in connection with the acquisition.

In July 2006, Weyerhaeuser closed the sale of its North American Composite operations to Flakeboard America Ltd., a wholly-owned subsidiary of Flakeboard Company Ltd. In the third quarter of 2006, the company received net cash proceeds of $187 million. In May 2005, Weyerhaeuser closed the sale of its B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada. In the second quarter of 2005, the company received net cash proceeds from the sale of approximately $1.1 billion (U.S.), including working capital. See Note 15 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report.

Financing

During year-to-date 2006, the company, including Real Estate and Related Assets, repaid $612 million of long-term debt, including $133 million to repay Maracay debt outstanding after its acquisition. This was offset by additional short-term borrowings during the third quarter to fund the repurchase of common stock. Total interest-bearing debt as of September 24, 2006 and December 25, 2005 was $8.8 billion and $8.7 billion, respectively. The company paid dividends of $396 million year-to-date 2006, compared to dividends of $342 million during the same period of 2005. The increase in dividends is due primarily to increase in the company’s quarterly dividend from $0.40 per share to $0.50 per share, effective in the second quarter of 2005, and from $0.50 per share to $0.60 per share, effective in the third quarter of 2006.

Proceeds from the issuance of stock options were $171 million year-to-date 2006 compared to $150 million during the same period in 2005. Higher average market prices for the company’s common stock during the first quarter of 2006 as compared to the first three quarters of 2005 resulted in an increased number of employee stock option exercises. In addition, the company realized $6 million of excess tax benefits related to employee stock option exercises.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have established two multi-year revolving lines of credit in the maximum aggregate amount of $2.0 billion as of September 24, 2006. The $800 million multi-year revolving line of credit expires in March 2007 and the $1.2 billion multi-year revolving line of credit expires in March 2010. WRECO can borrow up to $400 million under the March 2010 facility. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities. In addition, Weyerhaeuser Company Limited (Weyerhaeuser Limited), a wholly-owned Canadian subsidiary of the company, has a $200 million (Canadian) multi-year revolving line credit which expires in December 2008. Weyerhaeuser Company is a guarantor of the borrowings of Weyerhaeuser Limited under this facility. As of September 24, 2006, Weyerhaeuser Limited had fully drawn on this line of credit. As of September 24, 2006, approximately $880 million was available under these bank facilities for incremental borrowings.

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. During the third quarter of 2006, the company purchased 5.3 million shares for $332 million. As of September 24, 2006, the company had repurchased a total of 5.5 million shares of common stock under the program.

The company’s debt-to-total capital ratio is as follows:

Dollar amounts in millions	September 24, 2006	December 25, 2005
Notes payable and commercial paper:
Weyerhaeuser	$222	$3
Real Estate and Related Assets	385	3
Long-term debt:
Weyerhaeuser	7,574	7,793
Real Estate and Related Assets	601	851
Capital lease obligations:
Weyerhaeuser	67	81

Total debt	8,849	8,731
Minority interest:
Weyerhaeuser	27	29
Real Estate and Related Assets	43	38
Deferred income taxes:
Weyerhaeuser	3,852	4,035
Real Estate and Related Assets	(59)	(50)
Shareholders’ interest	9,221	9,800

Total capital	$21,933	$22,583

Debt-to-total-capital ratio	40.3%	38.7%

Excluding the Real Estate and Related Assets amounts disclosed above and excluding Weyerhaeuser’s investment in Real Estate and Related Assets of $1.9 billion as of September 24, 2006, and $1.5 billion as of December 25, 2005, Weyerhaeuser’s debt-to-total-capital ratio was 41.2 percent and 39.0 percent as of September 24, 2006, and December 25, 2005, respectively.

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

The company’s expected rate of return on plan assets reflects the company’s best estimate regarding the long-term rate of return on plan assets based on the information that was available as of the measurement date, including historical returns for the last 20 years. As of September 24, 2006, the company is using an expected rate of return on pension plan assets assumption of 9.5 percent. This assumption, which is used in the determination of the 2006 net periodic benefits costs, is the same assumption that was used for 2005 and 2004. Each 0.5 percent reduction in the expected return on plan assets would increase the 2006 pension plan expense by approximately $29 million for the company’s U.S. qualified pension plans and by approximately $5 million for the company’s Canadian registered pension plans.

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

The company had no obligation to and did not make any contributions to its U.S. qualified pension plans during the third quarter of 2006. The company contributed approximately $30 million to its registered and nonregistered Canadian pension plans in the thirty-nine weeks ended September 24, 2006. The company expects it will not have an obligation to make contributions to its U.S. plans during 2006 and expects to contribute a total of approximately $52 million to its Canadian plans during 2006.

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

The company has grown substantially through acquisitions in recent years. A large portion of the net book value of the company’s property and equipment and timber and timberlands represent amounts allocated to those assets as part of the allocation of the purchase price of recent acquisitions. Due to these allocations, a large portion of the company’s long-term assets are valued at relatively current amounts. In addition, the company had goodwill of $2.2 billion as of September 24, 2006, which represented approximately 8 percent of the company’s consolidated assets.

As of December 25, 2005, the carrying amount of goodwill for the Cellulose Fiber and White Papers segment was $857 million, which included $749 million related to the fine paper business and $108 million related to the cellulose fibers business. The company announced on August 23, 2006, that it had entered into an agreement to combine its fine paper business with Domtar, Inc. in a new company of which Weyerhaeuser shareholders will own 55 percent. Based on an evaluation of the value of assets and liabilities within the fine paper reporting unit, the company believed that the implied value of fine paper goodwill was zero. The company recognized an estimated charge of $746 million in the first quarter of 2006 and recognized an additional $3 million charge in the second quarter of 2006 for the impairment of the goodwill associated with the fine paper reporting unit. Further restructuring activities, protracted economic weakness, or poor operating results, among other factors, could trigger an impairment of the $108 million of goodwill in the cellulose fibers reporting unit as of September 24, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during the third quarter of 2006, that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 25, 2005.

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

Changes in Internal Controls

In 2005, the company initiated a multi-year effort to upgrade the technology supporting the company’s financial systems. As part of this effort, the following changes were made during the third quarter of 2006:

•	The company completed its conversion to a new general ledger system through the implementation of unit accounting functionality and financial reporting tools in additional businesses and individual operating units.

•	The company continued the centralization of certain accounting processes in connection with the upgrade of the technology supporting the company’s financial systems.

As of the beginning of the first quarter of 2006, the company initiated the consolidation of five separate businesses within the Wood Products segment into a single integrated business to provide a seamless, unified solution for residential builders and dealers. As part of the new business structure, the company’s Residential Wood Products operations are shifting from a product-driven manufacturing business to that of an integrated, market-driven culture. During the first half of 2006, the company began a restructure of its Containerboard, Packaging and Recycling segment. This restructure included a change in its business model from a plant centric management model to a market-driven supply chain management model. The company is in the process of making changes to modify internal systems and processes to report financial information for the new organizations.

Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. No other changes occurred in the company’s internal control over financial reporting during the third quarter that have materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Note 14 of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” of this report.

ITEM 1A. RISK FACTORS

There have been no significant changes during the third quarter of 2006 to risk factors presented in the company’s 2005 Annual Report on Form 10-K.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Following is information about common stock repurchases during the third quarter of 2006:

	Total Number of Shares (or Units) Purchased (A)	Average Price Paid Per Share (or Unit) (B)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (D)
June 27 – July 30	—	N/A	—	17,826,200
July 31 – August 27	452,600	$61.02	452,600	17,373,600
August 28 – September 24	4,894,500	$62.13	4,894,500	12,479,100
Total	5,347,100	$62.04	5,347,100	12,479,100

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. During the third quarter of 2006, the company purchased 5,347,100 shares of common stock for $332 million under the program. As of September 24, 2006, the company had repurchased a total of 5,520,900 shares of common stock under the program. All common stock purchases under the program were made in open-market transactions. The company expects to complete the common stock repurchase program within two years of the authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Weyerhaeuser Company and Domtar, Inc. Combination

On August 23, 2006, the company and Domtar, Inc., a Canadian corporation, announced they entered into agreements providing for a combination of the company’s fine paper business and related assets and Domtar. The transaction will be effected in multiple steps. Pursuant to the first step, the company will transfer to a wholly-owned subsidiary of the company (“Newco”) certain of the company’s fine paper assets and related assets in exchange for all issued and outstanding equity of the subsidiary and the assumption of certain liabilities of the company. Immediately following the transfer, the company will transfer to a second wholly-owned subsidiary of the company (“Spinco”), all of the issued and outstanding equity interests of Newco in exchange for $1.35 billion in cash and shares of Spinco’s common stock. The cash payment will come from the proceeds of a new senior unsecured credit facility between Spinco and a syndicate of banks. The company will distribute all the issued and outstanding shares of Spinco common stock to the company’s shareholders. The distribution may be effected, at the company’s election, as a pro rata dividend (spin-off), as an exchange offer (split-off) or as a combination of both. Following the distribution, Spinco and Domtar will consummate a plan of arrangement in accordance with the Canada Business Corporation Act that will result in Spinco indirectly owning all of the outstanding shares of Domtar common stock. The company will use the proceeds of the $1.35 billion cash payment received from Spinco to pay down debt.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals from U.S. and Canadian antitrust authorities, the receipt of a revenue ruling from the Internal Revenue Service and the approval of the transaction by the shareholders and optionholders of Domtar, Inc. The transaction is expected to close during the first quarter of 2007.

Natural Resource and Environmental Matters

The company has recently adopted a goal of reducing greenhouse gas emissions by 40 percent by 2020 relative to its emissions in 2000, assuming a comparable portfolio and regulations. The company intends to achieve this goal by increasing energy efficiency and by using systems that enable substitution of greenhouse gas-neutral, biomass fuels for high-priced fossil fuels. During 2006, the company completed the planned replacement of two recovery boilers as part of its budgeted capital expenditures. As each of the company’s power and recovery boilers reaches its design life span over the next 14 years, it may be replaced with a state-of-the-art system, which will allow an increase in the amount of energy obtained from the biomass by-products created in the pulping process: wood bark, lignin (the natural substance that binds wood fibers) and other organic compounds in spent pulping liquors. The company also expects to be able to reduce the purchase of electric power by up to fifty percent through improvements in energy efficiency and by increasing the use of combined heat and power (CHP) technology. This will help to further reduce operating costs.

ITEM 6. EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)