Form 10-K
period 2006-12-31
WEYERHAEUSER CO
filed 2007-03-01
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-4825

WEYERHAEUSER COMPANY

A WASHINGTON CORPORATION

91-0470860

(IRS EMPLOYER IDENTIFICATION NO.)

FEDERAL WAY, WASHINGTON 98063-9777 TELEPHONE (253) 924-2345

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Shares ($1.25 par value) Exchangeable Shares (no par value)	Chicago Stock Exchange New York Stock Exchange Toronto Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [X] Yes  [    ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [    ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  [X]    Accelerated filer  [    ]    Non-accelerated filer  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [    ] Yes  [X] No

As of June 23, 2006, 246,233,480 shares of the registrant’s common stock ($1.25 par value) were outstanding and the aggregate market value of the registrant’s voting shares held by non-affiliates was approximately $14,531,562,772

As of February 2, 2007, 236,699,228 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2007 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 19, 2007, are incorporated by reference into Part II and III.

PART I

OUR BUSINESS

We are an integrated forest products company. We grow and harvest trees, build homes and make wood and paper products essential to everyday lives. Our goal is to do this safely, profitably and responsibly.

Our business has offices or operations in 18 countries and has customers worldwide. We manage 33 million acres of forests, and in 2006, we generated $21.9 billion in annual net sales and revenues.

This portion of our Annual Report and Form 10-K provides detailed information about how we do those things. It explains who we are, what we do and where we are headed.

We break out financial information such as revenues, earnings and assets by the business segments that form our company. We also discuss the development of our company and the geographic areas where we do business.

WE CAN TELL YOU MORE

AVAILABLE INFORMATION

We meet the information reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These reports and statements – information about our company’s business, financial results and other matters – are available at:

•	the SEC internet site – www.sec.gov;
•	the SEC’s Public Conference Room, 100 F Street NE, Washington, D.C. 20549, 1-800-SEC-0330; and
•	our internet site – www.weyerhaeuser.com.

When we file the information electronically with the SEC, it is also added to our internet site.

WHO WE ARE

OUR BUSINESS SEGMENTS

In the Consolidated Results section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you will find our overall performance results for our business segments:

•	Timberlands;
•	Wood Products;
•	Cellulose Fiber and White Papers;
•	Containerboard, Packaging and Recycling;
•	Real Estate and Related Assets; and
•	Corporate and Other.

Detailed financial information about our business segments and our geographic locations is in Notes 24 and 25 of “Financial Statements and Supplementary Data” as well as further in this section and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OUR HISTORY

We started out as Weyerhaeuser Timber Company, incorporated in the state of Washington in January 1900 when Frederick Weyerhaeuser and 15 partners bought 900,000 acres of timberland. In the 106 years since then, we have worked to be the best forest products company in the world.

Our many innovations and accomplishments through the years include:

•	establishing the nation’s first certified tree farm in 1941;
•

hand-planting 18.4 million seedlings through a foot or more of ash to transform 68,000 acres of devastated, heat-blasted landscape – left from the Mount St. Helens eruption in 1980 – into new forests that will be ready for harvesting in 2020; and

•

making our forests among the most productive in the world by using our High Yield Forestry program – an approach that combines economic benefits with a concern for habitat, wildlife, water quality and other forest values.

COMPETITION IN OUR MARKETS

Our major markets – both domestic and foreign – are highly competitive, with numerous companies selling similar products. Many of our products also compete against substitutes for wood and wood-fiber products. In real estate development and other related activities, we compete against numerous regional and national firms. We compete in our markets primarily through price, product quality and service levels.

» 1

Our business segments compete based on the following strategies:

•	Timberlands is extracting maximum value for each acre.
•	Wood Products is delivering integrated solutions to the residential construction and industrial markets.
•	Cellulose Fiber and White Papers is focusing primarily on value-added pulp products and is combining its fine paper product lines with Domtar Inc.
•	Containerboard, Packaging and Recycling is growing its packaging products and services in selected market segments where we meet customer requirements at the lowest cost for our supply chain.
•	Weyerhaeuser Real Estate Company is growing in target markets.
•	International operations, in the Corporate and Other segment, use joint ventures to expand our position as a low cost softwood and hardwood timber grower.

SALES OUTSIDE THE UNITED STATES

In 2006, 17 percent – or $3.6 billion – of our total consolidated sales and revenues were to customers outside the United States. That included:

•	$1.6 billion of exports from the United States,
•	$1.3 billion of Canadian export and domestic sales and
•	$0.7 billion of other foreign sales.

In 2005, 16 percent – or $3.5 billion – of our total consolidated sales and revenues were to customers outside the United States. That included:

•	$1.7 billion of exports from the United States,
•	$1.2 billion of Canadian export and domestic sales and
•	$0.6 billion of other foreign sales.

SHAPING OUR BUSINESS

Executing our strategies and building scale has meant adding to our business through key acquisitions. It also has meant strategically selling or closing businesses and assets. In recent years, we have grown substantially through acquisitions that have included:

•	Willamette Industries in 2002, and
•	Maracay Homes in 2006.

Our recent dispositions have included:

•	Coastal British Columbia operations and timberlands (“B.C. Coastal”) in 2005,
•	French composite panel operations in 2005,
•	North American and Irish composite panel operations in 2006 and
•	the closure or sale of a number of individual facilities that were no longer competitive or did not align to our business strategy.

In August 2006, we announced an agreement to combine our Fine Paper business and related assets with Domtar Inc. (“the Domtar Transaction”). Our Fine Paper business – part of our Cellulose Fiber and White Papers segment – in combination with Domtar, Inc. will create a leading producer of fine paper in North America based on the production capacity of the combined assets. See Note 22: Discontinued Operations in “Financial Statements and Supplementary Data” for further details of the transaction.

We continue to reinvest in our businesses through a variety of capital projects. In 2006 our capital expenditures – excluding acquisitions and our Real Estate and Related Assets business segment – totaled $849 million. We expect these investments will:

•	optimize our existing operations,
•	allow us to use energy more efficiently and
•	increase our competitiveness.

OUR EMPLOYEES

We have approximately 46,700 employees. This number includes:

•	45,000 employed by our corporate operations and business segments, not including our Real Estate and Related Assets segment; and
•	1,700 employed by our Real Estate and Related Assets segment.

Of these employees, approximately 16,150 are members of unions covered by multi-year collective bargaining agreements.

WHAT WE DO

This section provides information about how we grow and harvest trees, manufacture and sell products made from them, and build and sell homes. For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS

Our Timberlands business segment manages 6.4 million acres of private commercial forestland in the United States. We own 5.7 million of those acres and lease the other 700,000 acres. In addition, we have renewable, long-term licenses on 26.8 million acres of forestland located in five Canadian provinces. A portion of the related assets that are part of the Domtar Transaction we announced in August include 12.2 million acres of long-term forestland licenses of which 4.4 million acres are located in Ontario and 7.8 million acres located in Saskatchewan. Financial information in the tables below includes data from all of the segment’s business units as of the end of 2006, including the assets expected to be a part of the Domtar Transaction.

What We Do

We grow and harvest trees for use as lumber and other wood and building products. We also export logs to other countries

2 «

where they are made into products. After harvest, we typically plant seedlings to reforest the harvested areas using the most effective regeneration method for the site and species. We monitor and care for the new trees as they grow to maturity. We seek to sustain and maximize the timber supply from our forestlands, while keeping the health of our environment a key priority. We are recognized as a leading forest manager.

The goal of our timberlands businesses is to maximize returns by selling logs and stumpage to internal and external customers. We focus on solid softwood and use intensive silviculture to improve forest productivity and returns, while managing the forests on a sustainable basis to meet both customer and public expectations. We capture additional value from our land and timber through the lease or sale of minerals, oil, gas, recreation and communications sites; sales of higher-and-better-use property; and the sale of other non-timber products. We realize additional value by integrating our timberlands with our manufacturing operations.

Where We Do It

We own or lease:

•	4.2 million acres in the southern United States and
•	2.2 million acres in the Pacific Northwest.

In addition, we have renewable, long-term licenses on 26.8 million acres of forestland located in five Canadian provinces. In Canada, forests generally are owned and administered by provincial governments.

We also co-own and manage forestlands in the Southern Hemisphere. The results of these international operations are reported in the Corporate and Other segment.

Our worldwide timber inventory is approximately 366 million cunits. One cunit equals 100 cubic feet of solid wood. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

•	varies according to the species, size and quality of the timber and
•	will change through time as the mix of these variables adjusts.

As a result, there is no standard for converting cubic feet of solid wood into board feet of lumber or square feet of panel products.

How Much We Sell

Our net sales to unaffiliated customers declined 3 percent in 2006 with both 2006 and 2005 slightly exceeding $1 billion.

Our sales volume of logs to unaffiliated customers in 2006 declined 116,000 cunits, or 3 percent, from 2005. This reduction in volume was due primarily to the sale of the B.C. Coastal operations in 2005. Sales volumes for 2005 included 125,000 cunits from these operations. Other factors that may affect our log sales volume include the following:

•

Domestic grade log sales depend on lumber usage, which is influenced by and depends on housing starts and repair and remodel activity. In addition, sales to unaffiliated customers can fluctuate based on the needs of our own mills, and the availability of logs from outside markets and our own timberlands.

•	Domestic fiber log sales fluctuate as a result of the demand for chips by pulp and containerboard mills.
•	Export log sales depend on the level of housing starts in Japan, as that is where most of our North American export logs are sold.
•	All of our domestic and export logs are sold to unaffiliated customers or transferred at market prices to our internal mills by sales and marketing staffs within our timberlands business units.

Average log price realizations in 2006 were up slightly as compared to 2005, primarily due to higher export log prices. Our log prices are affected by the supply of and demand for grade and fiber logs, which are influenced by all of the factors described above.

Sales of nonstrategic timberlands decreased slightly in 2006 as compared to 2005, in part due to the sale of the B.C. Coastal operations in 2005 as well as the 2005 sale of leased lands in Georgia that was not repeated in 2006. The leased lands in Georgia represented the last parcel remaining from the 2004 sale of timberlands in Georgia.

Where We’re Headed

Our strategies for achieving continued success include:

•	managing forests on a sustainable basis to meet customer and public expectations;
•	reducing the time it takes to realize returns by practicing intensive forest management and focusing on the most advantageous markets;
•	efficiently delivering fiber to internal supply chains;
•	building long-term relationships with external customers who rely on a consistent supply of high-quality raw material; and
•	continuously reviewing our portfolio to create the greatest value for the company.

» 3

TIMBERLANDS PRODUCTS

MAIN PRODUCTS	HOW THEY’RE USED
logs	made into lumber and other wood and building products
minerals, oil and gas	sold into the energy markets
higher and better use property	sold into real estate development markets for residential use

SUMMARY OF 2006 TIMBER INVENTORY AND TIMBERLAND LOCATIONS

GEOGRAPHIC AREA
	MILLIONS OF CUNITS	THOUSANDS OF ACRES AT DECEMBER 31, 2006
	INVENTORY	FEE OWNERSHIP	LONG-TERM LEASES	LICENSE ARRANGEMENTS	TOTAL
United States
West	62	2,233	—	—	2,233
South	51	3,410	731	—	4,141

Total United States	113	5,643	731	—	6,374

Canada
Alberta	104	—	—	5,225	5,225
British Columbia	9	—	—	2,360	2,360
New Brunswick	2	—	—	177	177
Ontario(3)	52	—	—	6,821	6,821
Saskatchewan(3)	82	—	—	12,214	12,214

Total Canada	249	—	—	26,797	26,797

Subtotal North America	362	5,643	731	26,797	33,171
International(1)(2)	4	291	10	76	377

Total	366	5,934	741	26,873	33,548

(1)	International represents timberlands outside of North America, the results of which are reported in the Corporate and Other segment.
(2)	Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures
(3)	License arrangements on 4.4 million acres in Ontario and 7.8 million acres in Saskatchewan are expected to be included in the Domtar Transaction.

FIVE-YEAR SUMMARY OF NET SALES FOR TIMBERLANDS

SALES VOLUMES(1)(2): IN MILLIONS OF DOLLARS
	2006	2005	2004	2003	2002
To unaffiliated customers:
Logs	$781	$761	$822	$730	$657
Other products	235	286	280	264	273

	$1,016	$1,047	$1,102	$994	$930

Intersegment sales	$1,675	$1,794	$1,622	$1,605	$1,545

(1)	Reflects the divestiture of the company’s B.C. Coastal operations in May 2005.
(2)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

FIVE-YEAR SUMMARY OF LOG SALES VOLUMES TO UNAFFILIATED CUSTOMERS FOR TIMBERLANDS

SALES VOLUMES(1)(2): IN THOUSANDS
	2006	2005	2004	2003	2002
Logs – cunits	3,436	3,552	3,920	4,125	3,600

(1)	Reflects the divestiture of the company’s B.C. Coastal operations in May 2005.
(2)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

FIVE-YEAR SUMMARY OF SELECTED PUBLISHED EXPORT LOG PRICES

SELECTED PUBLISHED PRODUCT PRICES:
	2006	2005	2004	2003	2002
Export logs (#2 sawlog-bark on) – $/MBF
Coastal – Douglas fir – Longview	$833	$780	$780	$707	$697
Coastal – Hemlock	$442	$439	$386	$354	$416

4 «

WOOD PRODUCTS

We are one of the largest manufacturers and distributors of wood products in North America.

The related assets that are part of the Domtar Transaction we announced in August include three sawmills in Canada, including one mill in which we have an equity interest.

What We Do

•	We provide the residential structural frame market with access to a family of high-quality softwood lumber, engineered lumber, structural panels and other specialty products.
•	We deliver innovative homebuilding solutions to help our customers quickly and efficiently meet their customers’ needs.
•

We sell our products and services through our own sales organizations and distribution facilities, and we supplement our product offerings with building materials that we purchase from other manufacturers.

•	We sell certain of our products into the repair and remodel market through the wood preserving and home improvement warehouse channels.
•	We export our engineered building materials and industrial hardwood products to Europe and Asia.
•	We make and sell hardwood and softwood lumber and panels to manufacturers of furniture and cabinetry in over 40 countries.
•	We acquire our raw materials at market price from our Timberlands business segment and from third parties.

Where We Do It

We have 32 softwood lumber facilities, 18 engineered lumber facilities, 8 veneer facilities, 12 structural panel facilities, and 8 hardwood lumber facilities, as well as 85 distribution locations in the U.S. and Canada. On February 16, 2007, we announced our intent to sell our Canadian and select U.S. building materials distribution centers. See Note 22 in “Financial Statements and Supplementary Data.”

How Much We Sell

Revenues of our Wood Products business segment come from sales to wood products dealers, do-it-yourself retailers, builders, and industrial users. During 2006, we completed the transition from five legacy businesses into one business that is better positioned to provide products and services to the residential construction market, and we launched the new iLevel™ brand. In 2006 our net sales were $7.9 billion compared to $9.3 billion in 2005.

Our sales volume of wood products in 2006 declined from 2005 primarily because of the reduction in production capacity through sale or closure of a number of facilities in 2005 and 2006. These include:

•	sale of our B.C. Coastal operations, which included 5 sawmills and 2 remanufacturing plants;
•	sale of our North American composite products business; and
•	closure of our Big River, Saskatchewan lumber mill and our Aberdeen, Washington large log sawmill.

Prices for wood products in 2006 also declined from 2005. The following factors influence prices for wood products:

•

Overall demand for structural wood products used in new residential construction and the repair and remodel of existing homes affects prices. Residential construction is affected by the rate of household formation and other demographic factors, mortgage interest rates, the need for replacement of existing housing stock, and the demand for secondary or vacation homes. Repair and remodel activity is affected by the size and age of existing housing inventory.

•	Seasonality can affect prices, as residential construction slows during winter months and increases during spring and summer.
•

The availability of supply of commodity building products such as lumber and plywood affect prices. A number of factors can affect supply, including weather, raw material quality and availability, and availability of rail and truck transportation.

•

Proprietary grade products and services can command higher prices. Our ability to differentiate our products and services from other manufacturers and create demand for them in the marketplace tends to generate higher prices.

Where We’re Headed

Our strategies for achieving continued success vary by business.

•

During 2006, we completed the transition from five legacy Residential Wood Products businesses into one business that is better positioned to provide products and services to the residential construction market and we launched the new iLevel™ brand. Our strategies for continued success include:

–	delivering innovative home-building solutions to dealers so they can quickly and efficiently meet their customers’ needs;
–	leveraging technology to improve our processes and systems to provide our customers with performance-based proprietary products;
–	achieving operating excellence throughout the delivery chain; and
–	taking advantage of our size, scale, expertise, and breadth of products that make us unique in serving the structural-frame marketplace.
•

In our Hardwood and Industrial Products business our strategy is to meet the growing international demands of customers by aligning our global supply chain and strengthening our industrial wood products sales capability.

•	In all businesses within our Wood Products segment we continue to improve or remove underperforming and non-strategic assets from our system and focus investments on strategic goals.

» 5

WOOD PRODUCTS

MAIN PRODUCTS	HOW THEY’RE USED
RESIDENTIAL WOOD PRODUCTS
softwood lumber	residential and commercial structures – homes, offices and stores
engineered lumber – solid section – I-Joists	factory-built structures, floor and roof joists, headers and beams used in residential, commercial and industrial facilities and structures
structural panels – oriented strand board (OSB) – plywood – veneer	structural sheathing, sub-flooring, I-beam floor joists, recreational vehicle flooring, stepping, appearance panels, and construction material
other products	complementary building products such as cedar and composite decking, siding and insulation
HARDWOOD AND INDUSTRIAL PRODUCTS
hardwood lumber and plywood	furniture, pallet cants, ties, mouldings, panels, cabinets, architectural millwork, components, and retail boards.

FIVE-YEAR SUMMARY OF NET SALES FOR WOOD PRODUCTS

NET SALES(1) (2): IN MILLIONS OF DOLLARS
	2006	2005	2004	2003	2002
Softwood lumber	$2,997	$3,624	$3,915	$3,281	$3,186
Plywood	529	735	929	784	700
Veneer	42	44	44	39	34
Composite panels	357	497	501	393	379
Oriented strand board	939	1,164	1,390	1,109	649
Hardwood lumber	398	390	365	350	333
Engineered I-Joists	670	704	645	517	469
Engineered solid section	794	833	701	542	485
Logs	23	62	125	105	253
Other products	1,153	1,225	1,160	1,020	1,027

	$7,902	$9,278	$9,775	$8,140	$7,515

(1)	Reflects the divestitures of the company’s B.C. coastal operations in May 2005 and North American composite panel operations in July 2006.
(2)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

FIVE-YEAR SUMMARY OF SALES VOLUME FOR WOOD PRODUCTS

SALES VOLUMES(1)(2): IN MILLIONS
	2006	2005	2004	2003	2002
Softwood lumber – board feet	7,871	8,650	8,890	8,981	8,623
Plywood – square feet (3/8”)	1,663	2,180	2,629	2,665	2,685
Veneer – square feet (3/8”)	215	231	225	239	218
Composite panels – square feet (3/4”)	802	1,229	1,234	1,162	1,092
Oriented strand board – square feet (3/8”)	4,096	3,948	4,213	4,361	4,205
Hardwood lumber – board feet	412	427	417	435	435
Engineered I-Joists – lineal feet	456	484	496	447	400
Engineered solid section – cubic feet	36	38	37	32	28
Logs – cunits (in thousands)	169	451	934	799	1,657

(1)	Reflects the divestiture of the company’s B.C. coastal operations in May 2005 and North American composite panel operations in July 2006.
(2)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

6 «

FIVE-YEAR SUMMARY OF SELECTED PUBLISHED WOOD PRODUCT PRICES

SELECTED PUBLISHED PRODUCT PRICES:
	2006	2005	2004	2003	2002
Lumber (common) – $/MBF
2x4 Douglas fir (kiln dried)	$351	$406	$459	$347	$328
2x4 Douglas fir (green)	$284	$355	$406	$307	$289
2x4 Southern yellow pine (kiln dried)	$329	$421	$387	$330	$302
2x4 Spruce-pine-fir (kiln dried)	$265	$322	$361	$242	$236
Plywood (1/2” CDX) – $/MSF
West	$341	$386	$448	$367	$287
South	$279	$353	$403	$335	$248
Oriented strand board (7/16”-24/16”)
North Central price – $/MSF	$218	$323	$374	$295	$160

CELLULOSE FIBER AND WHITE PAPERS

The Cellulose Fiber and White Papers businesses produce a wide range of fine paper products, which are sold to customers through a network of distribution centers in the United States. Our cellulose fiber products are distributed through a global direct sales network, and liquid packaging products are sold directly to carton and food product packaging converters in North America and internationally. Our newsprint business, North Pacific Paper Corporation (“NORPAC”), is a joint venture with Nippon Paper Industries. The newsprint produced at this facility primarily is sold directly to newspapers and publishers in the western United States and Japan.

In August 2006, we announced the Domtar Transaction. White Paper assets that will be included in the Domtar Transaction are six uncoated freesheet mills in the United States and two in Canada (one of which is not currently in operation), and one coated groundwood mill in the United States. Cellulose Fiber assets that will be included are the pulp production facilities at the uncoated freesheet mills, and one pulp mill in Canada. Financial information in the tables below includes data from all of the segment’s businesses as of the end of 2006, including the assets and operations expected to be included in the Domtar Transaction.

What We Do

•	We are one of the world’s largest softwood market pulp producers.
•	We provide cellulose fibers (pulp) for targeted specialty markets, working closely with our customers to develop unique or specialized applications for cellulose fiber.
•	We produce uncoated freesheet and coated groundwood papers used in various printing and publishing applications.
•	We manufacture liquid packaging board used primarily for the production of containers for liquid products.
•	Our joint venture, NORPAC, makes high-quality newsprint and uncoated groundwood products.

Where We Do It

We have 10 pulp mills and 8 paper mills in strategic locations throughout the United States and Canada. Our liquid packaging mill and our NORPAC joint venture newsprint manufacturing facility are located in Washington State.

How Much We Sell

Revenues of our Cellulose Fiber and White Papers business segment come from sales to customers who use the products for further manufacturing or distribution, and for direct use. In 2006, our net sales were approximately $4.6 billion compared to $4.3 billion in 2005.

Our sales volume of cellulose fiber products in 2006 was 2.6 million tons – an increase of 5 percent compared to 2005 –despite the closures of two production facilities during the year.

Factors that affect sales volumes for cellulose fiber products include:

•	world gross domestic product growth and
•	paper production and diaper demand.

Our pulp prices in 2006 increased compared to 2005 due to improving balance between supply and demand, higher fiber costs in Europe and a weaker U.S. dollar.

Factors that affect the prices of our cellulose fiber products include:

•	world economic environment;
•	industry operating rate, which is based on the balance of supply and demand; and
•	relative strength of the U.S. dollar.

Our sales volumes of fine paper products, including both freesheet and coated groundwood was 3.0 million tons in 2006, which was a decline of 8 percent compared to 2005. This decline was due to the closure of the Prince Albert, Saskatchewan paper operations in January 2006 and the closure of a paper machine at our Dryden, Ontario facility in April 2006.

» 7

Factors that affect sales volume for fine paper products include:

•	North American economic environment,
•	displacement of paper needs due to electronic applications and
•	competition from other paper grades.

Our fine paper prices improved in 2006 compared to 2005 due to an improving balance between product supply and market demand.

Factors that affect the prices of our fine paper products include:

•	industry operating rate, which is based on the balance of supply and demand; and
•	North American and world economic environments.

Our liquid packaging business unit experienced volume growth and price improvement in 2006 compared to 2005. Demand for this product is influenced by the seasonal demand patterns in the Pacific Rim countries.

Where We’re Headed

Our strategies for achieving continued success include:

•	successfully completing the combination of our fine paper business and related assets with Domtar Inc.;
•	focusing our remaining cellulose fiber businesses on value-added pulp products;
•

focusing research and development resources on new ways to expand and improve the range of applications for cellulose fiber, including chemically modified fibers to enhance performance; and on new product opportunities for liquid packaging and newsprint;

•	providing our customers with access to our technical expertise;
•	improving our cost competitiveness; and
•	focusing capital investments on new and improved product capabilities and cost reduction opportunities.

CELLULOSE FIBER AND WHITE PAPERS PRODUCTS

MAIN PRODUCTS	HOW THEY’RE USED
CELLULOSE FIBER
fluff fiber (Southern softwood kraft fiber)	used in sanitary disposable products that require bulk, softness and absorbency
papergrade fiber (Northern softwood kraft fiber)	used in papergrade products that include printing papers, writing papers and tissue
specialty chemical cellulose fiber	used in textiles, absorbent products, pet care, ethers, thickening agents, specialty packaging, technical specialty applications and proprietary high-bulking fibers
FINE PAPERS
cut-size papers	copier and electronic imaging papers for use with ink jet and laser printers, photocopiers and plain-paper fax machines
printing and publishing papers	papers sold in sheets and rolls for commercial printing and publishing applications
converting papers	base paper used to convert into finished products such as business forms, envelopes and engineering rolls
LIQUID PACKAGING
liquid packaging board	converted into cartons to hold liquid materials such as milk, juice and tea
food container board	converted into cups to hold hot liquids such as coffee

FIVE-YEAR SUMMARY OF NET SALES FOR CELLULOSE FIBER AND WHITE PAPERS

NET SALES(1): IN MILLIONS OF DOLLARS
	2006	2005	2004	2003	2002
Pulp	$1,657	$1,482	$1,471	$1,305	$1,196
Paper	2,470	2,417	2,226	2,182	2,163
Coated groundwood	171	180	156	140	126
Liquid packaging board	229	203	208	198	179
Other products	74	54	54	26	19

	$4,601	$4,336	$4,115	$3,851	$3,683

(1)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

8 «

FIVE-YEAR SUMMARY OF SALES VOLUME FOR CELLULOSE FIBER AND WHITE PAPERS

SALES VOLUMES(1): IN THOUSANDS
	2006	2005	2004	2003	2002
Pulp – air-dry metric tons	2,621	2,502	2,558	2,479	2,378
Paper – tons(2)	2,749	2,996	2,876	2,822	2,742
Coated groundwood – tons	234	232	243	234	210
Liquid packaging board – tons	275	258	276	256	229
Paper converting – tons	1,932	1,964	1,839	1,847	1,823

(1)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.
(2)	Paper sales include unprocessed rolls and converted paper volumes.

FIVE-YEAR SUMMARY OF SELECTED PUBLISHED PULP AND PAPER PRICES

SELECTED PUBLISHED PRODUCT PRICES: PER TON
	2006	2005	2004	2003	2002
Pulp – Northern bleached kraft pulp-air-dry metric-U.S.	$721	$646	$640	$553	$488
Paper – uncoated free sheet-U.S.	$815	$709	$658	$622	$658

CONTAINERBOARD, PACKAGING AND RECYCLING

Our Containerboard, Packaging and Recycling business segment manufactures the following products:

•	linerboard, corrugating medium and kraft paper;
•	corrugated industrial and agricultural packaging;
•	inks and printing plates for corrugated packaging;
•	graphics packaging;
•	pre-print linerboard;
•	recyclable wax replacement products;
•	retail packaging displays; and
•	paper bags and sacks.

We also operate an extensive wastepaper collection system through which we collect and broker recovered paper (recycled fiber) to company mills and worldwide customers.

What We Do

We use a vertically integrated, full fiber-cycle strategy in delivering packaging products and services. This means we:

•	produce the material – linerboard and medium – used to manufacture boxes and other packaging,
•	manufacture boxes and other packaging and
•	recycle used packaging and paper in combination with other resource material to create new linerboard and medium.

Our business is seasonal as a result of participation in the fresh produce markets. Our research and development activity in this segment is focused in two primary areas: recyclable products that would replace waxed corrugated package products and radio-frequency identification (“RFID”) for corrugated packages. We are in the process of commercializing our line of recyclable wax-replacement products called Clima Series™ and have demonstrated success in applying RFID tags to corrugated boxes.

Where We Do It

Our plants and facilities are located throughout the United States and Mexico near major customer locations. We sell products globally. Our operations include:

•	Containerboard – 9 mills in the United States and Mexico;
•	Corrugated packaging and other operations – 75 packaging and 10 specialty packaging plants in the United States and Mexico; and
•	Recycling – 19 major facilities across the United States.

How Much We Sell

Our capability, expertise and performance have made us one of the world’s largest developers, producers and suppliers of packaging products and services. In 2006, our net sales were $4.9 billion compared to $4.7 billion in 2005.

We are the second largest producer of corrugated packaging products in North America.

•	We produce approximately 6.2 million short tons of containerboard per year, and convert the majority to packaging in our manufacturing facilities.
•	Our manufacturing facilities can produce 98 billion square feet of corrugated packaging annually.
•	Our recycling operation annually collects nearly 7 million tons of used corrugated boxes and paper, and we consume a majority in our manufacturing operations.

Factors that affect sales volumes of containerboard, packaging and recycling products and services include:

•	the level of industrial activity in North America;
•	growth in retail segments and markets, which is affected by changes in consumer spending;
•	the level of production of durable and non-durable goods, including fresh produce, fresh protein and processed foods;

» 9

•	growth in demand for high-strength containerboard and packaging in industrial countries; and
•	growth in demand for high-quality recovered fiber – particularly in China – for use in the manufacture of paper and containerboard.

Our volume of containerboard sales declined in 2006 as the result of our closure of a linerboard machine in Plymouth, North Carolina and an increase in the amount of containerboard we consumed internally to meet the needs of our packaging customers. Our packaging volume increased in 2006, primarily due to the extra week of sales activity in our 53-week fiscal year. We achieved higher packaging sales volumes in 2006 despite the sale or closure of production at 11 packaging plants during the year. We maintained our sales volume in the kraft bag market despite closing one bag facility in 2006.

The factors that affect selling prices for our containerboard, packaging and recycling products and services vary.

•

Containerboard and recycled fiber prices reflect the relative level of supply and demand for these materials in local and international markets. Supply is affected by capacity in the industry and demand is a direct result of economic activity.

•	Packaging prices are negotiated between buyers and sellers, as each box is generally designed to meet a particular customer’s need.
•	Packaging prices are also affected by changes in prices for paper and other production raw materials.

Where We’re Headed

During 2006, this segment made significant changes to its business model, including changing from a plant-focused management model to a customer-focused, integrated supply chain model. Our strategies for achieving continued success include:

•	providing value and reliability for customers through our sate-of-the-art technology and our extensive plant system in the United States and Mexico;
•

developing and producing innovative, cost-effective solutions to meet our customers’ needs for packaging that both protects their products through the distribution channel and communicates to the people who buy these products;

•	providing both centralized and local services through our marketing and sales departments;
•	delivering products and services to selected market segments where we can achieve target returns;
•

reducing supply chain costs by focusing on improving productivity and asset utilization as well as reducing our consumption of chemicals and energy; and encouraging an increased level of recycling through industry promotion and education supported by our collection and distribution system as well as through our own significant consumption of recycled fiber.

CONTAINERBOARD, PACKAGING AND RECYCLING PRODUCTS

MAIN PRODUCTS	HOW THEY’RE USED
containerboard – linerboard – medium	used to produce corrugated packaging
corrugated packaging – boxes, – Tri-Wall™ – laminated bins – sheets	corrugated packaging for the transport of products and a wide variety of other uses
recycling – used packaging – used paper – other recyclable materials	used in the manufacture of paper and other products
kraft bags and sacks	sacks used for groceries in retail, bags used for fast food
SpaceKraft™ and bulk packaging	used primarily to transport high density products such as liquids, chemicals and bulk foods
retail centers	design and project services for display, point-of-purchase and retail needs

FIVE-YEAR SUMMARY OF NET SALES FOR CONTAINERBOARD, PACKAGING AND RECYCLING

NET SALES(1): IN MILLIONS OF DOLLARS
	2006	2005	2004	2003	2002
Containerboard	$377	$395	$368	$304	$350
Packaging	3,931	3,710	3,584	3,544	3,466
Recycling	345	352	347	247	229
Kraft bags and sacks	88	83	80	80	75
Other products	171	167	156	147	92

	$4,912	$4,707	$4,535	$4,322	$4,212

(1)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

10 «

FIVE-YEAR SUMMARY OF SALES VOLUME FOR CONTAINERBOARD, PACKAGING AND RECYCLING

SALES VOLUMES(1): IN THOUSANDS
	2006	2005	2004	2003	2002
Containerboard – tons	856	1,046	1,001	890	983
Packaging – MSF	74,867	73,631	72,885	72,741	70,330
Recycling – tons	2,875	2,728	2,694	2,290	2,292
Kraft bags and sacks – tons	89	89	95	100	93

(1)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

FIVE-YEAR SUMMARY OF SELECTED PUBLISHED PRICES FOR CONTAINERBOARD, PACKAGING AND RECYCLING

SELECTED PUBLISHED PRODUCT PRICES: PER TON
	2006	2005	2004	2003	2002
Linerboard – 42 lb.-Eastern U.S.	$488	$414	$411	$366	$383
Recycling – old corrugated containers (“OCC”)	$63	$70	$80	$61	$60
Recycling – old newsprint	$48	$55	$57	$40	$36

REAL ESTATE AND RELATED ASSETS

Our Real Estate and Related Assets business segment includes our wholly-owned subsidiary, Weyerhaeuser Real Estate Company (“WRECO”), and other real estate related activities. WRECO’s operations are concentrated in select, high-growth metropolitan areas in the United States.

What We Do

The Real Estate and Related Assets segment is focused on:

•	constructing single-family housing and residential lots for sale and
•	developing master-planned communities.

A subsidiary in the Real Estate and Related Assets segment also manages residential real estate investments for institutional investors.

Where We Do It

Our operations are concentrated mainly in high-growth areas in the United States, including select, metropolitan areas in Arizona, California, Maryland, Nevada, Oregon, Texas, Virginia and Washington.

How Much We Sell

We are one of the top 20 homebuilding companies in the United States as measured by annual single-family home closings.

Our revenues increased from $2.9 billion in 2005 to $3.3 billion in 2006, primarily as a result of a 6 percent improvement in the average price of single-family homes closed, an increase in land and lot sales and the sale of an apartment building.

The following factors affect revenues from our Real Estate and Related Assets business segment:

•	Market prices of the homes that we construct for sale may vary.
•	We build in a variety of geographic locations. Market conditions vary by geography so geographic mix affects total revenues.
•

We provide homes at a range of price points to meet our target customers’ needs, from entry-level products in Washington to ocean view homes in southern California and waterfront homes in Maryland. The mix of these sales affects total revenues.

•

We build both traditional single-family, detached homes, as well as attached products, such as town-homes. The mix of price points at which these products sell create variability in our revenue from period to period.

•	Land and lot sales are a component of our master planned development activities. These sales do not occur evenly from year to year.
•	From time to time, we sell apartment buildings that we have constructed as part of a master-planned community.

Where We’re Headed

Our strategies for achieving continued success include:

•	delivering quality homes to satisfied customers – a principle we measure through “willingness to refer” rates from homebuyer surveys;
•	focusing on new market areas where demand for new single-family housing and master-planned communities is high;
•	creating different and distinct value propositions that target a specific market niche in each of our chosen geographies;
•	expanding into adjacent markets where the local value proposition fits;
•	replicating best practices developed in each geographic area; and
•	leveraging our size to improve supply agreements, and attract and retain a highly-talented work force.

» 11

REAL ESTATE AND RELATED ASSETS

MAIN PRODUCTS AND SERVICES	HOW THEY’RE USED
single-family housing	residential living
master-planned communities	new communities for residential living, commercial and public services

FIVE-YEAR SUMMARY OF REVENUE FOR REAL ESTATE AND RELATED ASSETS

REVENUE(1)(2): IN MILLIONS OF DOLLARS
	2006	2005	2004	2003	2002
Total revenue	$3,335	$2,915	$2,495	$2,029	$1,750
Single-family revenue	$2,951	$2,686	$2,193	$1,730	$1,455

(1)	Reflects the acquisition of Maracay Homes in February 2006.
(2)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

FIVE-YEAR SUMMARY OF SINGLE-FAMILY UNIT STATISTICS

Single-family Unit Statistics(1)(2):
	2006	2005	2004	2003	2002
Homes sold	4,541	5,685	5,375	5,005	4,374
Homes closed	5,836	5,647	5,264	4,626	4,280
Homes sold but not closed	1,499	2,410	2,372	2,261	1,882
Single-family gross margin (%)	26.5%	32.8%	29.7%	25.7%	24.2%

(1)	Reflects the acquisition of Maracay Homes in February 2006.
(2)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	our international operations, which include distribution and converting facilities located outside North America; and
•	general corporate support activities, including Westwood Shipping Lines, which provides marine transportation services between North America and Asia for Weyerhaeuser and other companies.

What We Do

International operations in this segment generally are conducted by joint ventures for which Weyerhaeuser is the managing partner. Joint venture assets consist principally of forest plantations, forest licenses and some converting assets in the following countries:

•	New Zealand,
•	Australia,
•	Uruguay and
•	Brazil

See Note 7: Equity Affiliates in “Financial Statements and Supplementary Data” for additional information related to our joint ventures.

International operations included the following wood products converting operations:

•	Irish composite panels – sold in November 2006 and
•	French composite panels – sold in December 2005.

Where We Do It

Our international operations include our operations outside North America and are primarily located in the Southern Hemisphere.

How Much We Sell

Sales and revenues for our Corporate and Other segment comes from our marine transportation and international operations. In 2006, our net sales were $484 million compared to $600 million in 2005. The decline in revenues is primarily due to the sale of the French composite panel operations in December 2005.

Factors that affect revenues in our international operations include:

•	overall demand for wood products used in residential construction and remodeling of existing homes in Australia, Europe, Japan and China: and
•	environmental concerns, particularly in Europe, related to endangered tropical hardwoods, which increases demand for the type of sustainable plantation wood we grow in South America.

Where We’re Headed

Our strategies for achieving continued success in our international operations include:

•	establishing a position as one of the largest, lowest-cost, global softwood and hardwood timber growers, and
•	producing plantation softwood and hardwood raw materials and finished products for structural and appearance uses for the Northern Hemisphere, Australasian and Mercosur markets.

12 «

FIVE-YEAR SUMMARY OF NET SALES FOR CORPORATE AND OTHER

IN MILLIONS OF DOLLARS
	2006	2005	2004	2003	2002
Net Sales(1)(2)	$484	$600	$575	$492	$399

(1)	Reflects the divestitures of the French composite panel operations in December 2005 and the Irish composite panel operations in November 2006.
(2)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS

Growing and harvesting timber is subject to numerous laws and government policies to protect the environment, non-timber resources such as wildlife and water, and other social values. Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.

ENDANGERED SPECIES PROTECTIONS

In the United States, a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (“ESA”) or similar state laws. Some of these listed species include the northern spotted owl, marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest and the red-cockaded woodpecker, gopher tortoise and American burying beetle in the Southeast. Additional species or populations may be listed as a result of pending or future citizen petitions or may be initiated by federal or state agencies.

Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some of our timberlands. Additional listings of fish and wildlife species as endangered, threatened or sensitive under the ESA and similar state laws as well as regulatory actions taken by federal or state agencies to protect habitat for these species may, in the future, result in additional restrictions on our timber harvests and other forest management practices. They also could increase our operating costs and affect timber supply and prices in general.

REGULATIONS AFFECTING FORESTRY PRACTICES

In the United States, regulations established by the federal, state and local governments or agencies to protect water quality and wetlands could affect our future harvests and forest management practices on some of our timberlands. Forest practice acts in some states in the United States increasingly affect present or future harvest and forest management activities. For example, in some states, these acts limit the size of clear-cuts, require some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulate construction and maintenance of forest roads, require reforestation following timber harvest and contain procedures for state agencies to review and approve proposed forest practice activities. Some states and some local governments regulate certain forest practices through various permit programs. Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats or achieve other public policy objectives.

FOREST CER TIFICATION STANDARDS

We operate in the United States under the Sustainable Forestry Initiative®. This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. The Sustainable Forestry Initiative® is an independent standard, overseen by a governing board consisting of conservation organizations, academia, the forest industry, and large and small forest landowners. Compliance with the Sustainable Forestry Initiative® may result in some increases in our operating costs and curtailment of our timber harvests in some areas.

WHAT THESE REGULATIONS AND CERTIFICATION PROGRAMS MEAN TO US

The regulatory and non-regulatory forest management programs described above have increased our operating costs, resulted in changes in the value of timber and logs from the our timberlands, and contributed to increases in the prices paid for wood products and wood chips during periods of high demand. These kinds of programs also can make it more difficult for us to respond to rapid changes in markets, extreme weather or other unexpected circumstances. One additional effect may be further reductions in the usage of or substitution of other products for lumber and plywood. We believe that these kinds of programs have not had, and in 2007 will not have, a significant effect on the total harvest of timber in the United States or any major U.S. region. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

» 13

REGULATIONS AND FOREST CERTIFICATION IN CANADA

Our forest operations in Canada are carried out on public forestlands under forest licenses. All forest operations are subject to forest practices and environmental regulations, and operations under licenses also are subject to contractual requirements between us and the relevant province designed to protect environmental and other social values. In Canada, the federal Species at Risk Act (“SARA”) was enacted in 2002. SARA enacted protective measures for species identified as being at risk and for critical habitat. To date, SARA has not had a significant effect on our operations; however, it is anticipated that SARA will, over time, result in some additional restrictions on timber harvests and other forest management practices and increase some operating costs for operators of forestlands in Canada. For these reasons, SARA is expected to affect timber supply and prices in the future.

In Canada, we participate in the Canadian Standards Association Sustainable Forest Management System standard, a voluntary certification system that further protects certain public resources and values. Compliance with this standard will result in some increases in our operating costs and curtailment of our timber harvests in some areas in Canada.

CANADIAN ABORIGINAL RIGHTS

Many of the Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia (“B.C.”) is not covered by treaties and, as a result, the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of B.C. and Canada. Final or interim resolution of claims brought by aboriginal groups is expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2007, although they may have such an effect in the future.

POLLUTION CONTROL REGULATIONS

Our operations also are subject to federal, state and provincial, and local pollution controls with regard to air, water and land; solid and hazardous waste management; disposal and remediation laws; and regulations in all areas in which we have operations. We also are subject to market demands with respect to chemical content of some of our products and our use of recycled fiber. Compliance with these laws, regulations and demands usually involves capital expenditures as well as additional operating costs. We cannot easily quantify the future amounts of capital expenditures we might have to make to comply with these laws, regulations and demands, or the effects on our operating costs, because in some instances, compliance standards have not been developed or have not become final or definitive. In addition, when we make changes in operations to comply with regulatory standards, we frequently are making changes for other purposes as well. These purposes might include the extension of facility life, increase in capacity, changes in raw material requirements, or increase in economic value of assets or products.

It is difficult to isolate the environmental component of most manufacturing capital projects, but we estimate that our capital expenditures for environmental compliance were approximately $21 million in 2006 (approximately 2 percent of total capital expenditures, excluding acquisitions and Real Estate and Related Assets). Based on our understanding of current regulatory requirements in the United States and Canada, we expect that capital expenditures for environmental compliance will be approximately $10 million in 2007 (approximately 1 percent of expected total capital expenditures, excluding acquisitions and Real Estate and Related Assets).

ENVIRONMENTAL CLEANUP

We are involved in the environmental investigation or remediation of numerous sites. Some of the sites are on property we presently or formerly owned. On these properties, we may have the sole obligation to remediate the site or may share that obligation with one or more parties. Other properties are owned by an unrelated party where several parties have joint and several obligations to remediate the site. Still other sites are superfund sites where we have been named as a potentially responsible party. Our liability with respect to these various sites ranges from insignificant at some sites to substantial at others. The amount of liability depends on the quantity, toxicity and nature of materials we deposited at the site and, for some sites, depends on the number and economic viability of the other responsible parties.

We spent approximately $12 million in 2006, and expect to spend approximately $10 million in 2007, on environmental remediation of these sites. It is our policy to accrue for environmental remediation costs when we determine that it is probable that such an obligation exists and we can reasonably estimate the amount of the obligation. We currently believe that it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $28 million. The excess amounts required may be insignificant or could range, in the aggregate, up to approximately $64 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE UNITED STATES

The United States Environmental Protection Agency (“U.S. EPA”) has promulgated regulations for air emissions from pulp and paper manufacturing facilities. These regulations cover hazardous air pollutants that require use of maximum

14 «

achievable control technology (“MACT”) and controls for pollutants that contribute to smog and haze. The U.S. EPA has also adopted MACT standards for air emissions from wood products facilities and industrial boilers. We anticipate that we might spend as much as $20 million over the next few years to comply with the MACT standards. We cannot currently quantify the amount of capital we will need in the future to comply with new regulations being developed by the U.S. EPA or Canadian environmental agencies because final rules have not been promulgated. However, at this time we anticipate that compliance with the new regulations will not result in capital expenditures in any year that are material in relation to our annual capital expenditures.

We recently adopted a goal of reducing greenhouse gas emissions by 40 percent by 2020 by comparison to our emissions in 2000, assuming a comparable portfolio and regulations. We intend to achieve this goal by increasing energy efficiency and by using systems that enable substitution of greenhouse gas-neutral, biomass fuels for high-priced fossil fuels. As each of our power and recovery boilers reaches its design life span over the next 14 years, we may replace the boiler with a state-of-the-art system. During 2006, we completed the planned replacement of one recovery boiler and completed a substantial amount of work on two additional recovery boilers as part of our budgeted capital expenditures. These replacements will allow an increase in the amount of energy obtained from the biomass by-products created in the pulping process. These biomass by-products include wood bark, lignin (the natural substance that binds wood fibers) and other organic compounds in spent pulping liquors. We also expect to be able to reduce the purchase of electric power by up to fifty percent through improvements in energy efficiency and by increasing the use of combined heat and power technology. This will help to further reduce our operating costs.

REGULATION OF AIR EMISSIONS IN CANADA

We also are actively participating in negotiations between the Forest Products Association of Canada and Natural Resources Canada to define industry obligations for complying with Canada’s national plan for reducing greenhouse gas emissions over the next several years. During 2006, we continued our work with international, national and regional policy makers in their efforts to develop technically sound and economically viable policies, practices and procedures for measuring, reporting and managing greenhouse gas emissions.

POTENTIAL CHANGES IN POLLUTION REGULATION

The U.S. EPA has repealed the regulations promulgated in 2000 that would have required states to develop total maximum daily load (“TMDL”) allocations for pollutants in water bodies determined to be water-quality-impaired. However, states continue to promulgate TMDL requirements. The state TMDL requirements may set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for non-point sources, including timberland operations, to reduce the amounts of pollutants. It is not possible to estimate the capital expenditures that may be required for the company to meet pollution allocations across the various proposed state TMDL programs until a specific TMDL is promulgated.

» 15

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements according to the Private Securities Litigation Reform Act of 1995. These statements:

•	use forward-looking terminology,
•	are based on various assumptions we make and
•	may not be accurate because of risks and uncertainties surrounding the assumptions that we make.

Factors listed in this section – as well as other factors not included – may cause our actual results to differ from our forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. Or if any of the events occur, there is no guarantee what effect they will have on our operations or financial condition.

We will not update our forward-looking statements after the date of this report.

FORWARD-LOOKING TERMINOLOGY

Some forward-looking statements discuss our plans, strategies and intentions. They use words such as expects, may, will, believes, should, approximately, anticipates, estimates, and plans. In addition, these words may use the positive or negative or a variation of those terms.

STATEMENTS

We make forward-looking statements of our expectations regarding:

•	our markets in the first quarter of 2007;
•	earnings and performance of our business segments during the first quarter of 2007;
•	demand and pricing for our products during the first quarter of 2007;
•	higher domestic log prices during the first quarter of 2007;
•	closing of the combination of our fine paper business and related assets with Domtar Inc. in the first quarter of 2007;
•	increases in manufacturing costs in the Cellulose Fiber and White Papers businesses due to scheduled annual maintenance outages;
•	decline of packaging shipments due to the effect of weather on California produce markets;
•	increases in prices for OCC and wood chips;
•	effect of capital expenditures on our operations;
•	results of execution of our business strategies;
•	cost reduction initiatives;
•	capital expenditures;
•	facility closings and related charges; and
•	new home sales and closings.

In addition, we also base our forward-looking statements on the expected effect of:

•	foreign exchange rates, primarily Canadian and New Zealand;
•	adverse litigation outcomes and the adequacy of reserves;
•	regulations;
•	changes in accounting principles;
•	contributions to pension plans;
•	projected benefit payments;
•	projected tax rates;
•	loss of tax credits; and
•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;
•	market demand for our products, which is related to the strength of the various U.S. business segments;
•	energy prices;
•	raw material prices;
•	chemical prices;
•	performance of our manufacturing operations including unexpected maintenance requirements;
•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;
•	level of competition from domestic and foreign producers;
•	forestry, land use, environmental and other governmental regulations;
•	weather;
•	loss from fires, floods and other natural disasters;
•	transportation costs;
•	legal proceedings;
•	performance of pension fund investments and derivatives;
•	changes in accounting principles;
•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;
•

the failure to obtain government approvals of the Domtar Transaction on the proposed terms and schedule; the failure to obtain approval by shareholders and option holders of Domtar Inc.; and a material adverse change in the business, assets, financial condition or results of operations of Domtar Inc., or the portion of our Cellulose Fiber and White Papers segment to be combined with Domtar Inc.; and

•	the other factors described under “Risk Factors”.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan;
•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and
•	restrictions on international trade or tariffs imposed on imports.

16 «

RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition and results of operations and the trading price of our common stock.

You should consider the following risk factors, in addition to the other information presented in this report and the matters described in “Forward-Looking Statements”, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities.

The risks below are not the only risks that we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business.

RISKS RELATED TO OUR INDUSTRIES AND BUSINESS

CYCLICAL INDUSTRIES

The industries in which we operate are highly cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes.

Our businesses are highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates and mortgage interest rates have created cyclical changes in prices, sales volume and margins for our products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity.

Many of our products are commodities that are widely available from other producers. Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the products we manufacture and distribute, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide and local economic conditions, as well as competition from substitute products.

Changes in the following are some of the factors that may adversely affect our businesses and the results of operations:

•	industrial, non-durable goods production;
•	consumer spending;
•	commercial printing and advertising activity;
•	employment levels;
•	job growth;
•	population growth;
•	consumer confidence;
•	new home construction and repair and remodeling activity;
•	interest rates; and
•	currency exchange rates.

Industry supply of pulp, paper, packaging and wood products also is subject to fluctuation, as changing industry conditions may cause producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers choose to continue to operate at a loss, which could prolong weak prices due to oversupply. Oversupply also may result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply of pulp, paper and containerboard also are influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the levels of imports in recent years, imports of pulp, paper and containerboard from overseas may increase, resulting in lower prices.

Prices for our products are affected by many factors outside of our control, and we will have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the prices for our commodity products, the price for any one or more of these products may fall below our cash production costs, requiring us either to incur cash losses on product sales or cease production at one or more of our manufacturing facilities. Our profitability with respect to these products depends on managing our cost structure, particularly raw material and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control, as described below. If the prices of or demand for our products decline, or if our raw material or energy costs increase, or both, our sales and profitability could be materially and adversely affected.

LONG-TERM DECLINE IN PAPER DEMAND

Some of our products are vulnerable to long-term declines in demand due to competing technologies or materials.

Our paper business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce, such as uncoated groundwood. As a result of such competition, we have experienced decreased demand for some of our existing pulp and paper products. As the use of these alternatives grows, demand for pulp and paper products is likely to further decline. Our corrugated packaging business competes with non-fiber based packaging alternatives, primarily plastics, in several market segments. Changes in prices for oil, petrochemicals and wood-based fiber can change the competitive position of corrugated packaging relative to alternative packaging materials and could increase the substitution of other packaging materials for corrugated packaging.

» 17

CHANGES IN PRODUCT MIX OR PRICING

Our results of operation and financial condition could be materially adversely affected by changes in product mix or pricing.

Our results may be affected by a change in our sales mix. Our outlook assumes a certain volume and product mix of sales. If actual results vary from this projected volume and product mix of sales, our operations and our results could be negatively affected. Our outlook also assumes that we will be successful in implementing previously announced price increases as well as future price increases. Also, delays in acceptance of price increases could negatively affect our results. Moreover, price discounting, if required to maintain our competitive position, could result in lower than anticipated price realizations.

INTENSE COMPETITION

We face intense competition in our markets, and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

We compete with North American and, for many of our product lines, global producers, some of which may have greater financial resources and lower production costs than we do. The principal basis for competition is selling price. Our ability to maintain satisfactory margins depends in large part on our ability to control our costs. Our industries are also particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. We cannot assure you that we will be able to compete effectively and maintain current levels of sales and profitability. If we are unable to compete effectively, such failure could have a material adverse effect on our business, financial condition and results of operations.

AVAILABILITY OF RAW MATERIALS AND ENERGY

Our business and operations could be materially adversely affected by changes in the cost or availability of raw materials and energy.

We rely heavily on certain raw materials (principally wood fiber and chemicals) and energy sources (principally natural gas, electricity, coal and fuel oil) in our manufacturing processes. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through hedging arrangements, price increases, productivity improvements or cost reduction programs.

TRANSPORTATION

We depend on third parties for transportation services and increases in cost and the availability of transportation could materially adversely affect our business and operations.

Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture and/or distribute, as well as delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated.

If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost.

Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and results of operation.

In addition, an increase in transportation rates or fuel surcharges could materially adversely affect our sales and profitability.

MATERIAL DISRUPTION OF MANUFACTURING

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operation and financial condition.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	an equipment failure;
•	a chemical spill or release;
•	explosion of a boiler;
•	the effect of a drought or reduced rainfall on its water supply;
•	labor difficulties;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	fires, floods, earthquakes, hurricanes or other catastrophes;
•	terrorism or threats of terrorism;
•	governmental regulations; and
•	other operational problems.

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and income.

CAPITAL REQUIREMENTS

Our operations require substantial capital.

Capital expenditures for expansion or replacement of existing facilities or equipment may be substantial. Although we

18 «

maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various production processes will not need to be repaired or replaced and major equipment may need to be replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flows.

Based on our current operations, we believe our cash flow from operations and other capital resources will be adequate to meet our operating needs, capital expenditures and other cash requirements for the foreseeable future. If for any reason we are unable to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

ENVIRONMENTAL LAWS AND REGULATIONS

We could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•	air emissions;
•	wastewater discharges;
•	harvesting;
•	silvicultural activities;
•	the storage, management and disposal of hazardous substances and wastes;
•	the cleanup of contaminated sites;
•	landfill operation and closure obligations;
•	forestry operations and endangered species habitat; and
•	health and safety matters.

In particular, the pulp and paper industry in the United States is subject to Cluster Rules and Boiler Maximum Achievable Control Technology Rules that further regulate effluent and air emissions. These laws and regulations will require us to obtain authorizations from and comply with the authorization requirements of the appropriate governmental authorities, which have considerable discretion over the terms and timing of permits.

We have incurred, and we expect to continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations and as a result of remedial obligations. We also could incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations.

As the owner and operator of real estate, we may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our sites or third-party sites may result in significant additional costs. Any material liability we incur could adversely affect our financial condition or preclude us from making capital expenditures that otherwise would benefit our business.

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or the interpretation of these laws or regulations, might require significant expenditures.

LEGAL PROCEEDINGS

We are a party to a number of legal proceedings and adverse judgments in certain legal proceedings could have a material adverse effect on our financial condition.

The costs and other effects of pending litigation against us and related insurance recoveries cannot be determined with certainty. Although the disclosure in “Legal Proceedings” and Note 16 of “Notes to Consolidated Financial Statements” contains management’s current views of the effect such litigation will have on our financial results, there can be no assurance that the outcome of such proceedings will be as expected.

For example, in 1999, the Equity Committee in the Paragon Trade Brands, Inc. bankruptcy proceeding sued us. The lawsuit, filed in the U.S. Bankruptcy Court for the Northern District of Georgia, asserted that we breached certain warranties in agreements between us and Paragon relating to its public offering of common stock in February 1993. The Committee was seeking to recover damages sustained by Paragon in the patent infringement case brought by Procter & Gamble and Kimberly-Clark.

In June 2002, the Bankruptcy Court held us liable for breaches of warranty and – in the second quarter of 2005 – imposed damages of approximately $470 million. We appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia, and we posted a bond of $500 million. We believe that we will prevail on the appeal. Based on the information currently available to us, the requirements for establishing a reserve under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5) have not been met. As a result, we have not established a reserve for this litigation. However, it is possible in the future that there could be a charge for all or a portion of any damage award. Any such charge could materially and adversely affect our results of operations for the quarter or the year in which we record it.

CURRENCY EXCHANGE RATES

We will be affected by changes in currency exchange rates.

We have manufacturing operations in Canada, Mexico, New Zealand, Australia, Uruguay, and Brazil, and we are also a large

» 19

exporter and, as a result, are affected by changes in currency exchange rates, particularly the value of the U.S. dollar relative to the Euro, the Yen, the Peso, the Canadian dollar and the New Zealand dollar.

LUMBER EXPORT TAXES

We may be required to pay significant lumber export taxes and/or countervailing and antidumping duties.

We may experience reduced revenues and margins on our softwood lumber business as a result of lumber export taxes and/or countervailing and antidumping duty applications.

In April 2001, the Coalition for Fair Lumber Imports (the “Coalition”) filed two petitions with the U.S. Department of Commerce (the “Department”) and the International Trade Commission (the “ITC”) claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (“CVD”) and anti-dumping (“AD”) tariffs be imposed on softwood lumber imported from Canada.

During the period from 2002 through October 2006, we paid a total of $370 million in deposits for CVD and AD duties.

In July 2006, the Canadian and U.S. governments announced a final settlement to this long-standing dispute. The provisions of the settlement include repayment of approximately 81 percent of the deposits plus interest, imposition of export measures in Canada, and measures to address long-term policy reform. The Canadian Parliament voted to collect the export taxes provided for in the settlement and legislation to implement the settlement became effective in December 2006. We received $344 million in refunds in the fourth quarter of 2006.

Under the settlement agreement, Canadian softwood lumber exporters will pay an export tax when the price of lumber is at or below a threshold price. Under present market conditions, Canadian softwood lumber exports are subject to a 15 percent export charge, which may rise to 22.5 percent in the event a province exceeds its total allotted export share.

We may experience reduced revenues and margins in the softwood lumber business as a result of the application of the settlement agreement. The settlement agreement could have a material adverse effect on our business, financial results and financial condition, including, but not limited to, facility closures or impairment of assets.

It is possible that the CVD and AD tariffs, or tariffs similar to the CVD and AD tariffs, may again be imposed on us in the future.

CHANGES IN CREDIT RATINGS

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry, and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating, or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing and have an adverse effect on the market price of our securities.

NATURAL DISASTERS

Our business and operations could be adversely affected by weather, fire, infestation or natural disasters.

Our timberlands assets may be damaged by adverse weather, fires, pest infestation or other natural disasters. Because our manufacturing processes primarily use wood fiber, in many cases from our own timberlands, in the event of material damage to our timberlands, our operations could be disrupted or our production costs could be increased.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

STOCK PRICE VOLATILITY

The price of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Related to our Industries and Business” and the following:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;
•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments;
•	our growth rate and our competitors’ growth rates;
•	the financial market and general economic conditions;
•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock;
•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
•	changes in accounting principles.

In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in the forest products industry, which often has been unrelated to the operating performance of particular companies.

Some companies that have had volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and would divert management’s attention and resources.

20 «

UNRESOLVED STAFF COMMENTS

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

PROPERTIES

This section provides details about our facilities, production capacities and locations.

Production capacities represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities are based on a 52-week fiscal year. Production capacities do not include any capacity for facilities that were sold or closed as of year-end 2006.

TIMBERLANDS

Our Timberlands annual fee depletion represents the harvest of the timber assets that we own. Depletion is a method of expensing the fee timber asset based on the harvest or timber sales volume. The decline in fee depletion from 2004 through 2006 reflects the disposition of our B.C. Coastal operations in May 2005.

We manage a balanced portfolio of timberlands assets located primarily in North America. In the United States we own and manage sustainable forests in eight states for use in wood products manufacturing. The 2006 harvest volume by region was 55 percent in the South and 45 percent in the West.

FIVE-YEAR SUMMARY OF TIMBERLANDS PRODUCTION

PRODUCTION(1)(2): IN THOUSANDS
	2006	2005	2004	2003	2002
Fee depletion – cunits	8,450	8,730	9,013	9,428	9,358

(1)	Reflects the divestiture of the company’s B.C. Coastal operations in May 2005.
(2)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.

» 21

WOOD PRODUCTS

The production capacity, number of facilities and actual production we report in this section reflect:

•	the disposition of our B.C. Coastal operations in May 2005, and
•	the disposition of our North American composite panel operations in July 2006.

PRINCIPAL MANUFACTURING LOCATIONS

Our Wood Products business segment has manufacturing facilities throughout the United States and Canada. Broken out by major products, locations of our principal manufacturing facilities are:

•	Softwood Lumber
–	U.S. – Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
–	Canada – Alberta, British Columbia and Ontario
•	Engineered Lumber
–	U.S. – Alabama, Georgia, Kentucky, Louisiana, Minnesota, Oregon and West Virginia
–	Canada – Alberta, British Columbia and Ontario
•	Structural Panels:
–	Oriented Strand Board
–	U.S. – Louisiana, Michigan, North Carolina and West Virginia
–	Canada – Alberta, New Brunswick, Ontario and Saskatchewan
•	Plywood and Veneer
–	U.S. – Alabama, Arkansas, Louisiana, Oregon and Washington
–	Canada – Saskatchewan
•	Hardwood Lumber
–	U.S. – Michigan, Oregon, Washington and Wisconsin
–	Canada – British Columbia

SUMMARY OF 2006 WOOD PRODUCTS CAPACITIES

IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Softwood lumber – board feet	6,600	32
Plywood – square feet (3/8”)(2)	645	3
Veneer – square feet (3/8”)(2)(3)	1,630	8
Oriented strand board – square feet (3/8”)	4,260	9
Hardwood lumber – board feet	350	8
Engineered I-Joists – lineal feet(4)	575	7
Engineered solid section – cubic feet(4)	50	11

FIVE-YEAR SUMMARY OF WOOD PRODUCTS PRODUCTION

PRODUCTION(1): IN MILLIONS
	2006	2005	2004	2003	2002
Softwood lumber – board feet	6,355	6,986	7,187	7,113	6,831
Plywood – square feet (3/8”)(2)	900	1,155	1,628	1,708	1,776
Veneer – square feet (3/8”)(2)(3)	1,739	1,979	2,386	2,199	2,187
Composite panels – square feet (3/4”)	666	1,080	1,066	988	864
Oriented strand board – square feet (3/8”)	4,166	4,078	4,081	4,170	4,020
Hardwood lumber – board feet	324	364	349	373	372
Engineered I-Joists – lineal feet(4)	473	483	504	437	409
Engineered solid section – cubic feet(4)	41	41	42	34	32

(1)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.
(2)	All Weyerhaeuser plywood facilities also produce veneer.
(3)	Veneer production represents lathe production and includes volumes that are used to produce plywood and engineered lumber products by company mills.
(4)	Weyerhaeuser engineered I-Joist facilities may also produce engineered solid section.

22 «

CELLULOSE FIBER AND WHITE PAPERS

PRINCIPAL MANUFACTURING LOCATIONS

Our Cellulose Fiber and White Papers business segment has manufacturing facilities throughout the United States and

Canada. Broken out by major products, locations of our principal manufacturing facilities are:

•	Pulp
–	U.S. – Georgia, Kentucky, Mississippi, North Carolina and South Carolina
–	Canada – Alberta, British Columbia, Ontario and Saskatchewan
•	Paper
–	U.S. – Kentucky, North Carolina, Pennsylvania, South Carolina, Tennessee and Wisconsin.
–	Canada – Ontario
•	Coated Groundwood
–	U.S. – Mississippi
•	Liquid Packaging Board
–	U.S. – Washington
•	Paper Converting
–	U.S. – California, Georgia, Indiana, Kentucky, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Wisconsin
–	Canada – Ontario

The pulp facilities that are expected to remain with Weyerhaeuser following the Domtar Transaction are located in:

•	Columbus, Mississippi
•	Flint River, Georgia
•	Port Wentworth, Georgia
•	New Bern, North Carolina
•	Grande Prairie, Alberta

In addition, Weyerhaeuser will retain the liquid packaging manufacturing facility in Longview, Washington as well as our joint venture newsprint operation, NORPAC, also in Longview, Washington.

SUMMARY OF 2006 CELLULOSE FIBER AND WHITE PAPERS CAPACITIES

IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	2,520	10
Paper – tons(2)	2,700	7
Coated groundwood – tons	235	1
Liquid packaging board – tons	270	1
Paper converting – tons	2,020	16

FIVE-YEAR SUMMARY OF CELLULOSE FIBER AND WHITE PAPERS PRODUCTION

PRODUCTION(1): IN THOUSANDS
	2006	2005	2004	2003	2002
Pulp – air-dry metric tons	2,588	2,502	2,546	2,522	2,281
Paper – tons(2)	2,796	3,060	3,006	2,833	2,611
Coated groundwood – tons	230	234	240	239	210
Liquid packaging board – tons	282	264	266	261	227
Paper converting – tons	1,931	1,950	1,838	1,785	1,766

(1)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.
(2)	Paper production includes unprocessed rolls and converted paper volumes.

» 23

CONTAINERBOARD, PACKAGING AND RECYCLING

PRINCIPAL MANUFACTURING LOCATIONS

Our Containerboard, Packaging and Recycling business segment has manufacturing facilities throughout the United States and in parts of Mexico. Broken out by major products, locations of our principal manufacturing facilities are:

•	Containerboard
–	U.S. – Alabama, California, Iowa, Kentucky, Louisiana, Oklahoma and Oregon
–	Mexico – Xalapa
•	Packaging
–	U.S. – Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi,
Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and Wisconsin
–	Mexico –Ixtac, Mexico City, Monterrey and Silao,
•	Specialty Packaging
–	U.S. – California, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio and Oregon
•	Recycling
–	U.S. – Arizona, California, Colorado, Illinois, Iowa, Kansas, Maryland, Minnesota, Nebraska, North Carolina, Oregon, Tennessee, Texas, Utah, Virginia and Washington
•	Kraft Bags and Sacks
–	U.S. – California, North Carolina, Oregon and Texas

SUMMARY OF 2006 CONTAINERBOARD, PACKAGING AND RECYCLING CAPACITIES

IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Containerboard – tons(2)	6,200	9
Packaging – MSF(4)	98,000	74
Recycling – tons(3)	N/A	19
Kraft bags and sacks – tons	160	4

FIVE-YEAR SUMMARY OF CONTAINERBOARD, PACKAGING AND RECYCLING PRODUCTION

PRODUCTION(1): IN THOUSANDS
	2006	2005	2004	2003	2002
Containerboard – tons(2)	6,260	6,268	6,291	6,003	6,004
Packaging – MSF	79,851	78,089	77,822	77,830	75,100
Recycling – tons(3)	6,829	6,743	6,718	6,216	6,092
Kraft bags and sacks – tons	82	88	94	98	93

(1)	Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2002 through 2005.
(2)	Containerboard production represents machine production and includes volumes that are further processed into packaging and kraft bags and sacks by company facilities.
(3)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities that are consumed by company facilities and brokered volumes.
(4)	Packaging production capacity is based on corrugator production.

REAL ESTATE AND RELATED ASSETS

The areas where our Real Estate and Related Assets businesses operate are:

•	Single-Family Housing and Land Development
–	Arizona, California, Maryland, Nevada, Oregon, Texas, Virginia and Washington
•	Master-Planned Communities
–	California, Nevada, Texas and Washington
•	Real Estate Investment Management Offices
–	Arizona, California, Colorado, Illinois, Nevada, Virginia and Washington

LEGAL PROCEEDINGS

See “Environmental Matters, Legal Proceedings and Other Contingencies” and Note 16 of “Notes to Consolidated Financial Statements” for a summary of legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

24 «

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange
•	Chicago Stock Exchange

Our exchangeable shares trade on the Toronto Stock Exchange under the symbol WYL.

As of December 31, 2006, there were approximately 11,471 holders of record of our common shares and 1,169 holders of record of our exchangeable shares. Dividend per share data and the range of closing market prices for our common stock for each of the four quarters in 2006 and 2005 are included in Note 26 of “Notes to Consolidated Financial Statements.”

INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders	14,471,437	(1)(2)	$60.84	10,984,555
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	14,471,437	(1)(2)	$60.84	10,984,555

(1)	Includes 286,520 performance share units at the maximum award level. Because there is no exercise price associated with performance share units, such share units are not included in the weighted average price calculation.
(2)	Includes 323,162 restricted stock units. Because there is no exercise price associated with restricted stock units, such stock units are not included in the weighted average price calculation.

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING 2006(1)

	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED (A)	AVERAGE PRICE PAID PER SHARE (OR UNIT) (B)		TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (C)	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (D)
Common Stock Repurchases During the Third Quarter:
June 27 – July 30	—	$	N/A	—	17,826,200
July 31 – August 27	452,600		$61.02	452,600	17,373,600
August 28 – September 24	4,894,500		$62.13	4,894,500	12,479,100

Total repurchases during third quarter	5,347,100		$62.04	5,347,100	12,479,100

Common Stock Repurchases During the Fourth Quarter:
September 25 – October 29	4,424,900		$61.62	4,424,900	8,054,200
October 30 – November 26	788,300		$63.82	788,300	7,265,900
November 27 – December 31	266,500		$63.85	266,500	6,999,400

Total repurchases during fourth quarter	5,479,700		$62.05	5,479,700	6,999,400

Total common stock repurchases during 2006	10,826,800		$62.04	10,826,800

(1)	On October 21, 2005, we announced a stock repurchase program under which we are authorized by the Board of Directors to repurchase up to 18 million shares of our common stock. As of December 31, 2006, we had repurchased 11 million shares under the program. All common stock purchases under the program were made in open market transactions. We expect to complete the common stock repurchase program within two years of the authorization.

» 25

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhauser Company, S&P 500, Former S&P Paper & Forest Products Index, & Performance Peer Group

PERFORMANCE GRAPH ASSUMPTIONS

•

Assumes $100 invested on December 31, 2001 in Weyerhaeuser common stock, the S&P 500, the companies that comprised S&P’s Paper and Forest Products Index on December 31, 2001 (excluding Willamette Industries), and Weyerhaeuser’s current performance peer group described below.

•	Total return assumes dividends are reinvested quarterly.
•	Measurement dates are the last trading day of the calendar year shown.

In 2006, we adopted a new peer group for performance comparisons. Recent consolidation in the forest products industry has decreased the number of our direct peers in the sector, and shareholders measure our performance against a broader set of peers. The Compensation Committee of the Board of Directors selected a broader size range of basic materials companies that typically have been used by shareholders as benchmarks for our performance. The performance peer group currently includes: Alcoa, Alcan, Air Products & Chemicals, Ball Corp., Bowater, Celanese AG, Domtar Inc., Dow Chemical, Du Pont, Eastman Chemical, International Paper, Smurfit-Stone, Louisiana-Pacific, MeadWestvaco, Monsanto, Nucor, Owens-Illinois, Phelps Dodge, Praxair, PPG Industries, Rohm & Haas, Temple-Inland, and U.S. Steel.

The S&P Paper and Forest Products Index, which we had used for a number of years prior to 2006 as the published industry index for comparison of cumulative total returns, was discontinued as of December 31, 2001. The companies that previously constituted the group of companies in that index include: Boise Cascade, Georgia-Pacific, International Paper, Louisiana Pacific, Mead Westvaco and Potlatch. Boise Cascade and Georgia-Pacific are excluded from the analysis, as they are no longer publicly traded, independent entities.

26 «

[THIS PAGE INTENTIONALLY LEFT BLANK]

» 27

SELECTED FINANCIAL DATA*

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER SHARE
	2006	2005		2004		2003		2002
Basic earnings from continuing operations before effect of accounting changes	$1.45	2.33		5.16		1.44		1.02
Basic earnings from discontinued operations	0.40	0.67		0.29		(0.14)		0.07
Effect of accounting changes	—	—		—		(0.05	)(4)	—

Basic net earnings	$1.85	3.00		5.45		1.25		1.09

Diluted earnings from continuing operations before effect of accounting changes	$1.44	2.32		5.14		1.44		1.02
Diluted earnings from discontinued operations	0.40	0.66		0.29		(0.14)		0.07
Effect of accounting changes	—	—		—		(0.05	)(4)	—

Diluted net earnings	$1.84	2.98		5.43		1.25		1.09

Dividends paid	$2.20	1.90		1.60		1.60		1.60
Shareholders’ interest (end of year)	$38.17	39.97		38.17		31.95		29.93
FINANCIAL POSITION
	2006	2005		2004		2003		2002
Total assets:
Weyerhaeuser	$23,238	25,322		27,482		26,595		26,347
Real Estate and Related Assets	3,624	2,907		2,472		2,004		1,970

	$26,862	28,229		29,954		28,599		28,317

Long-term debt (net of current portion):
Weyerhaeuser:
Long-term debt	$7,069	7,404		9,277		11,503		11,907
Capital lease obligations	44	64		86		3		1

	$7,113	7,468		9,363		11,506		11,908

Real Estate and Related Assets:
Long-term debt	$606	851		853		870		745

Shareholders’ interest	$9,085	9,800		9,255		7,109		6,623
Percent earned on average shareholders’ interest	4.8%	7.7%		15.7%		4.0%		3.6%
OPERATING RESULTS
	2006	2005		2004		2003		2002
Net sales and revenues:
Weyerhaeuser	$18,561	19,131		18,916		16,836		15,783
Real Estate and Related Assets	3,335	2,915		2,495		2,029		1,750

	$21,896	22,046		21,411		18,865		17,533

Earnings (loss) from continuing operations before effect of accounting changes:
Weyerhaeuser	$(96)	111		839		74		15
Real Estate and Related Assets	451	458		376		245		211

	355	569		1,215		319		226
Earnings (loss) from discontinued operations	98	164		68		(31)		15
Effect of accounting changes	—	—		—		(11	)(4)	—

Net earnings	$453 (1)	733	(2)	1,283	(3)	277	(4)	241	(5)

STATISTICS (UNAUDITED)
	2006	2005		2004		2003		2002
Number of employees	46,737	49,887		53,646		55,162		56,787
Number of shareholder accounts at year-end:
Common	11,471	12,151		12,819		13,726		14,551
Exchangeable	1,169	1,227		1,320		1,388		1,450
Number of shares outstanding at year-end (thousands):
Common	236,020	243,138		240,360		220,201		218,950
Exchangeable	1,988	2,045		2,111		2,293		2,303
Weighted average shares outstanding (thousands)	244,931	244,447		235,453		221,595		220,927

* Footnotes associated with this table are listed on page 30.

28 «

2001	2000		1999		1998		1997		1996
1.64	3.50		2.99		1.48		1.72		2.34
(0.03)	0.22		—		—		—		—
—	—		(0.43	)(8)	—		—		—

1.61	3.72		2.56		1.48		1.72		2.34

1.64	3.50		2.98		1.47		1.72		2.33
(0.03)	0.22		—		—		—		—
—	—		(0.43	)(8)	—		—		—

1.61	3.72		2.55		1.47		1.72		2.33

1.60	1.60		1.60		1.60		1.60		1.60
30.45	31.17		30.54		22.74		23.30		23.21

2001	2000		1999		1998		1997		1996

16,276	16,139		16,400		10,934		11,071		10,968
2,017	2,035		1,939		1,900		2,004		2,628

18,293	18,174		18,339		12,834		13,075		13,596

5,095	3,953		3,945		3,397		3,483		3,546
—	2		1		2		2		2

5,095	3,955		3,946		3,399		3,485		3,548

522	200		357		580		682		814

6,695	6,832		7,173		4,526		4,649		4,604
5.2%	12.0%		9.0%		6.4%		7.4%		10.2%

2001	2000		1999		1998		1997		1996

12,462	13,784		11,544		10,050		10,611		10,568
1,461	1,377		1,236		1,192		1,093		1,009

13,923	15,161		12,780		11,242		11,704		11,577

186	627		495		214		271		434
174	164		121		80		71		29

360	791		616		294		342		463
(6)	49		—		—		—		—
—	—		(89	)(8)	—		—		—

354(6)	840	(7)	527	(8)	294	(9)	342	(10)	463

2001	2000		1999		1998		1997		1996
44,843	47,244		44,770		36,309		35,778		39,020

16,127	17,437		18,732		19,559		20,981		22,528
1,573	1,736		1,590		—		—		—

216,574	213,897		226,039		199,009		199,486		198,336
3,289	5,315		8,810		—		—		—
219,644	225,419		205,599		198,914		198,967		198,318

» 29

FOOTNOTES TO SELECTED FINANCIAL DATA

(1)

2006 results reflect charges of $905 million less related tax effects of $50 million, or $855 million, for the impairment of goodwill, closure of facilities and impairment of operating assets. 2006 results also reflect benefits of $557 million less related tax effects of $183 million, or $374 million, from the refund of countervailing and anti-dumping deposits, the sale of operations, a reduction in the reserve for hardboard siding claims, and a reversal of the reserve for alder antitrust litigation. 2006 results also includes income tax benefits of $48 million related to changes in income tax laws and other one-time deferred tax adjustments.

(2)

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

(3)

2004 results reflect charges of $243 million less related tax effects of $83 million, or $160 million, for the early extinguishment of debt, impairment of assets, change in the method of estimating workers’ compensation liabilities, the net book value of technology donated to a university, closure of facilities, litigation charges, and restructuring activities. 2004 results also reflect benefits of $387 million less related tax effects of $132 million, or $255 million, for the significant sale of nonstrategic timberlands in Georgia, sales of facilities, a tenure reallocation agreement with the British Columbia government, and a reduction in the reserve for hardboard siding claims.

(4)

2003 results reflect charges of $379 million less related tax effects of $130 million, or $249 million, for the sale or closure of facilities, restructuring activities, terminating the MacMillan Bloedel pension plan for salaried employees in the United States, litigation charges, and the cumulative effect of a change in an accounting principle. 2003 results also reflect benefits of $230 million less related tax effects of $88 million, or $142 million, for the significant sales of nonstrategic timberlands in western Washington, Tennessee and the Carolinas and a gain on the settlement of an insurance claim.

(5)

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

(6)

2001 results reflect charges of $157 million less related tax effects of $59 million, or $98 million, for the closure of facilities and integration of acquisitions, costs associated with streamlining internal support services, and costs of transitioning to a new shipping fleet. 2001 results also reflect tax benefits of $29 million.

(7)

2000 results reflect charges of $205 million less related tax effects of $76 million, or $129 million, for settlement of hardboard siding claims, closure of facilities, integration of acquisitions, and costs associated with streamlining internal support services.

(8)

1999 results reflect charges of $276 million less related tax effects of $102 million, or $174 million, for the cumulative effect of a change in an accounting principle, impairment of long-lived assets to be disposed of, closure costs related to acquisitions and Year 2000 remediation.

(9)	1998 results reflect charges of $67 million less related tax effects of $25 million, or $42 million, for closure of facilities.
(10)	1997 results reflect net charges of $13 million less related tax effects of $4 million, or $9 million, for closure and restructuring charges, net of gains on the sale of businesses.

30 «

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	financial performance summary;
•	economic and market conditions affecting our operations;
•	results of our operations by segment and for the company as a whole;
•	liquidity and capital resources, where we discuss our cash flows; and
•	accounting matters, where we discuss critical accounting policies and areas requiring judgments and estimates.

FINANCIAL PERFORMANCE SUMMARY

The following graphs show our net sales and revenues by segment and contribution to earnings by segment for each of the last three years. Factors affecting those trends are discussed in the sections that follow.

*	Includes results of discontinued operations

» 31

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

A variety of market conditions in the U.S. and global economy influenced demand and pricing for our products and affected our operating results in 2006. Those market conditions included the following:

•	The U.S. economy grew 3.4 percent in 2006.
•	The U.S. Federal Reserve increased short-term interest rates 1 percent over the course of the year.
•

Single-family housing starts fell from 1.75 million units (seasonally adjusted annual rate) in the first quarter of 2006 to only 1.23 million units (seasonally adjusted annual rate) in the fourth quarter of 2006.

•	The U.S. dollar remained relatively stable against most currencies in 2006, but did fall relative to the euro and the Canadian dollar.
•	The global economy continued to grow at a healthy rate, primarily due to strong growth in the U.S. economy and Asia.
•	Increased containerboard capacity in Asia continued to increase demands for exports of OCC from the U.S. market.
•	Transportation costs increased.

HOW ECONOMIC AND MARKET CONDITIONS AFFECTED OUR OPERATIONS

The major effects that economic and market conditions had on our operations in 2006 included:

•	Market pulp demand growth increased to 4.8 percent.
•	Uncoated free sheet demand in North America fell 1.5 percent.
•	Industry box shipments increased modestly as non-durable goods production rose 2.2 percent.
•	U.S. housing sales and starts fell sharply.
•	Demand for lumber and structural panel products dropped sharply.
•	OSB and lumber prices also fell sharply due to decline in demand and growth in capacity.
•	Timber prices fell late in the year, following the dramatic drop in lumber prices.
•	Increased transportation costs and decreases in prices resulted in reduced profit margins in several of our businesses.

FAVORABLE CONDITIONS FOR U.S. MARKET PULP PRODUCERS IN 2006

Market pulp prices rose 12 percent in 2006 due to:

•	higher fiber costs in Europe,
•	weaker U.S. dollar versus the euro and Canadian dollar,
•	closures of market pulp capacity in Canada and
•	strong demand for fluff pulp, especially in developing Asia and Latin America.

DEMAND FOR UNCOATED FREE SHEET FELL AGAIN IN 2006

Demand for uncoated free sheet fell 1.5 percent in 2006 primarily due to:

•	competition from other paper grades and
•	continuing displacement of paper by electronic applications.

INDUSTRY BOX SHIPMENTS INCREASED MODESTLY IN 2006

Industry box shipments increased modestly during 2006, primarily due to moderate growth in industrial production of non-durable goods – the key driver for box demand. The containerboard industry’s operating rate was approximately 98 percent – the highest in over 20 years. The operating rate increased in 2006 due to increased production and some capacity closures.

HOME SALES AND SINGLE-FAMILY STARTS DOWN

Higher interest rates contributed to a drop in both new and existing home sales in 2006. As a result, the inventory of homes available for sale increased sharply, causing home prices to decline – especially in areas that had been high-demand markets, such as Southern California, Phoenix, Las Vegas and Washington D.C.

DEMAND FOR LUMBER AND STRUCTURAL PANELS SLOWED IN 2006

•	As single-family home starts fell from the cyclical peak in the first quarter, demand declined for lumber and structural panels.
•	Markets became over-supplied in part because of capacity expansions.
•	Prices fell sharply in the second half of 2006.

TRADE ISSUES CONTINUED TO AFFECT LUMBER OPERATIONS IN 2006

•	The 5-year softwood lumber dispute between Canada and the United States ended in October 2006 with the signing of a settlement agreement.
•	The agreement imposes an export tax on Canadian imports to the United States. The tax varies with the lumber price and amount of Canadian softwood lumber being exported to the U.S. market.

DOMESTIC TIMBER PRICES BEGAN TO FEEL THE EFFECT OF DECLINING WOOD PRODUCT PRICES IN 2006

•	Timber prices typically follow product prices, but with a lag that varies by region. The lag for Southern timber prices is longer than in the Western U.S. markets.
•	Domestic timber prices peaked in the first half of 2006 and declined late in the year.
•	Export log markets benefited from strong offshore demand and export prices remain strong relative to domestic prices.

32 «

RESULTS OF OPERATIONS

Our 2006 results include 53 weeks of operations, while 2005 and 2004 results each include 52 weeks of operations.

In reviewing our results of operations, it’s important to understand these terms:

•	price realizations refers to net selling prices – this includes selling price plus freight minus normal sales deductions; and
•	contribution to earnings – refers to our business segment earnings before interest and taxes.

CONSOLIDATED RESULTS

Net sales and revenue and operating income numbers reported in our consolidated results do not include the activity of our discontinued operations, which currently include the:

•	Irish composite panel operations (sold in November 2006);
•	North American composite panel operations (sold in July 2006);
•	French composite panel operations (sold in December 2005); and
•	B.C. Coastal operations (sold in May 2005).

We report these activities and results as discontinued operations in our Consolidated Statement of Earnings. The results of these operations are included in the segment discussions that follow.

How We Did in 2006

NET SALES AND REVENUE / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales and revenues	$21,896	$22,046	$21,411	$(150)	$635
Operating income	$1,192	$1,290	$2,532	$(98)	$(1,242)
Net earnings	$453	$733	$1,283	$(280)	$(550)
Net earnings per share, basic	$1.85	$3.00	$5.45	$(1.15)	$(2.45)
Net earnings per share, diluted	$1.84	$2.98	$5.43	$(1.14)	$(2.45)

Comparing 2006 with 2005

In 2006:

•	Net sales and revenue decreased $150 million, or 1 percent.
•	Net earnings decreased $280 million, or 38 percent.

Net sales and revenue

Net sales and revenue decreased primarily due to lower demand for residential building products. Excluding discontinued operations, sales of softwood lumber, plywood and OSB within our Wood Products segment declined approximately $850 million due to the weakening U.S. housing market.

Offsetting the decreases within our Wood Products segment were the following:

•

Increases in both the number of single-family homes closed and average sales prices of single-family homes within our Real Estate and Related Assets segment resulted in a $265 million, or 10 percent, improvement in single-family revenues compared to 2005.

•

Improved market conditions for pulp and paper products within our Cellulose Fiber and White Papers segment and for packaging products within our Containerboard, Packaging and Recycling segment resulted in increased revenues of $228 million and $221 million, respectively, as compared to 2005.

Net earnings

Net earnings decreased primarily due to several significant, but largely offsetting, factors.

Reductions to net earnings included:

•	goodwill impairment charges of $749 million in our fine paper business in 2006;
•	a decrease of $600 million related to lower average price realizations for softwood lumber and structural panels;
•	decreased gross margins of $101 million on sales of single-family homes in our Real Estate and Related Assets segment; and
•	a $196 million reduction in pretax gains on dispositions.

Pretax gains of $292 million recognized during 2005 included:

–	$115 million on the sale of our investment in MAS Capital Management,
–	$63 million on the sale of the B.C. Coastal operations,
–	$57 million on the sale of our French composite panel operations and
–	$57 million related to a deferred gain from previous timberland sales.

» 33

Pretax gains of $96 million recognized in 2006 included:

–	$51 million on the sale of our North American composite panel operations and
–	$45 million on the sale of our Irish composite panel operations.

Increases to 2006 net earnings included:

•

a $581 million reduction in pretax charges for asset impairments and other charges associated with facility closure decisions made under our ongoing strategic review – pretax charges of $112 million were recognized in 2006 compared with pretax charges of $693 million recognized during 2005;

•

increased contributions of $412 million from improved price realizations for pulp, paper, liquid packaging, corrugated packaging and containerboard, net of higher manufacturing costs for these same products;

•	a pretax refund of $344 million in previously paid countervailing and anti-dumping deposits resulting from the settlement of the Canadian softwood lumber dispute;
•	pretax income of $95 million from the reversal of reserves for alder antitrust litigation; and
•

one-time tax benefits of $48 million related to a change in the Texas state income tax law, a reduction in the Canadian federal income tax rate and a deferred tax adjustment related to the Medicare Part D subsidy – compared to net one-time tax charges of $23 million in 2005. The 2005 items include a $44 million expense related to the accrual of taxes associated with the repatriation of foreign earnings and benefits of $21 million resulting from a change in the Ohio state and British Columbia income tax law.

Comparing 2005 with 2004

In 2005:

•	Net sales and revenue increased by $635 million, or 3 percent.
•	Net earnings decreased by $550 million, or 43 percent.

Net sales and revenue

Net sales and revenue increased primarily due to the following:

•

Increases in both the number of single-family homes closed and average sales prices of single-family homes within our Real Estate and Related Assets segment resulted in a $493 million, or 22 percent, improvement in revenues over 2004.

•

Improved market conditions for fine paper within our Cellulose Fiber and White Papers segment and for packaging products within our Containerboard, Packaging and Recycling segment resulted in increased revenue of $191 million and $126 million, respectively, as compared to 2004.

Net earnings

Net earnings decreased due primarily to the following:

•

net pretax charges of $693 million in 2005 compared with $17 million in 2004 for asset impairments and other charges associated with facility closure decisions made as part of our ongoing strategic review; and

•	significant increases in operating costs, primarily in energy, raw materials and transportation, across our manufacturing operations.

These factors were partially offset by:

•	an increase of $231 million in gross margins on sales of single-family homes in our Real Estate and Related Assets segment; and
•

an increase of $179 million related to improved price realizations in our forest products businesses, due primarily to higher average sales prices for fine paper and corrugated packaging, which reflect the improved market conditions discussed above.

TIMBERLANDS

How We Did in 2006

We report sales volume and annual production data for our Timberlands business segment in “Our Business.” Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and contribution to earnings for the last three years:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – TIMBERLANDS

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales and revenues to unaffiliated customers:
Logs	$781	$761	$822	$20	$(61)
Other products	235	286	280	(51)	6

	$1,016	$1,047	$1,102	$(31)	$(55)

Intersegment sales	$1,675	$1,794	$1,622	$(119)	$172

Contribution to earnings	$767	$784	$1,027	$(17)	$(243)

34 «

Comparing 2006 with 2005

In 2006:

•	Net log sales and revenues to unaffiliated customers increased $20 million, or 3 percent.
•	Sales of other products to unaffiliated customers decreased $51 million, or 18 percent.
•	Intersegment sales decreased $119 million, or 7 percent.
•	Contribution to earnings declined $17 million, or 2 percent.

Net sales and revenue – unafiliated customers

Net sales and revenues to unaffiliated customers decreased due primarily to the following:

•

Sales of nonstrategic timberlands decreased by $49 million in 2006. Over half of that decrease was due to the 2005 sale of leased lands in Georgia that was not repeated in 2006. The leased lands in Georgia represented the last parcel remaining from the 2004 sale of timberlands in Georgia.

•	Log sales from the B.C. Coastal operations, which were sold in May 2005, were $21 million in 2005.

These decreases were partially offset by increases in log sales in the United States and Canada of $32 million and $10 million, respectively. During 2006, average log price realizations increased 3 percent in the Western United States and 16 percent in Canada.

Intersegment sales

The $119 million decrease in intersegment sales was primarily due to the following:

•	mill closures in Prince Albert, Saskatchewan during early 2006,
•	the sale of the B.C. Coastal operations in May 2005 and
•	declines in log sales from non-fee timber due to lower non-fee timber purchases during 2006 as compared to 2005.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	the sale of the B.C. Coastal operations in May 2005, which contributed earnings of $16 million in 2005;
•	earnings on sales of nonstrategic timberlands, which decreased $7 million;
•	a decrease of $9 million in earnings related to changes in Canadian reforestation costs; and
•	cost increases of approximately $30 million due to higher fuel costs and hurricane salvage costs incurred during the first quarter of 2006.

These decreases were partially offset by a net increase of $43 million in earnings from the Southern and Western United States operations in 2006, which reflected the following:

•	improved price realizations and mix – these factors contributed $24 million, more than half of which was in Western export log prices;
•	a slightly higher level of fee harvest in 2006, which contributing an additional $8 million in earnings; and
•	recognition of an $11 million timber loss in 2005 due to Hurricane Katrina.

Comparing 2005 with 2004

In 2005:

•	Net sales and revenues from unaffiliated customers decreased by $55 million, or 5 percent.
•	Intersegment sales increased by $172 million, or
•	11 percent.
•	Contribution to earnings decreased by $243 million, or 24 percent.

Net sales and revenue – unaffiliated customers

Net sales and revenues from unaffiliated customers decreased primarily due to the following:

•	a $22 million decrease in B.C. Coastal log sales, based on five months of results in 2005, when we sold the operations, compared with a full year in 2004;
•	decreases in the volume of logs sold – 12 percent in export markets and 7 percent in domestic markets; and
•	a 2 percent decrease in price realizations in the West resulting from a less favorable mix of logs that offset increased log prices.

The decrease was partially offset by an 8 percent increase in price realizations in the South as a result of increased log price realizations.

Intersegment sales

Intersegment sales increased primarily due to the following:

•	an increase of $91 million from our Canadian operations where overall internal price realizations increased as a result of higher market values;
•	an increase of $58 million resulting from an increased harvest of grade and pruned logs – which have higher internal price realizations – in the southern United States; and
•	an increase of $23 million resulting from an increase in the volume and average price realizations of logs harvested in the western United States and sold to our mills.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	a $301 million decrease in gains on sales of nonstrategic timberlands, we recognized a $271 million pretax gain from the sale of timberlands in Georgia in 2004;
•	a $44 million decrease in earnings from our B.C. Coastal operations, which included only five months of operations in 2005 compared with a full year in 2004; and
•	a $25 million increase in net operating costs – including $14 million in higher fuel costs and an $11 million charge for timber damage caused by Hurricane Katrina.

» 35

Partially offsetting those factors were:

•

a $99 million increase from improved price realizations in domestic markets – including a $62 million increase from our Southern operations and a $37 million increase from our Western operations, strong demand in the housing sector and an improved sales mix; and

•	a $6 million increase resulting from a slight increase in harvest levels on fee lands in the West.

Our Outlook

We expect first quarter 2007 earnings to be slightly higher for the segment compared to the fourth quarter 2006 due to higher domestic log prices as a result of tightening stumpage and log supplies.

Approximately 12.2 million of our 26.8 million acres of licensed timberlands in Canada are included in the Domtar Transaction which is expected to close in the first quarter of 2007.

WOOD PRODUCTS

How We Did in 2006

We report sales volume and annual production data for our Wood Products business segment in “Our Business.” Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales and revenues:
Softwood lumber	$2,997	$3,624	$3,915	$(627)	$(291)
Plywood	529	735	929	(206)	(194)
Veneer	42	44	44	(2)	—
Composite panels	357	497	501	(140)	(4)
Oriented strand board	939	1,164	1,390	(225)	(226)
Hardwood lumber	398	390	365	8	25
Engineered I-Joists	670	704	645	(34)	59
Engineered solid section	794	833	701	(39)	132
Logs	23	62	125	(39)	(63)
Other products	1,153	1,225	1,160	(72)	65

	$7,902	$9,278	$9,775	$(1,376)	$(497)

Contribution to earnings	$464	$485	$1,055	$(21)	$(570)

Comparing 2006 with 2005

In 2006:

•	Net sales and revenues decreased $1.4 billion, or 15 percent.
•	Contribution to earnings decreased $21 million, or 4 percent.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•	lower average sales prices for softwood lumber, plywood, and OSB – average price realizations declined 9 percent, 6 percent, and 22 percent, respectively;
•	decreased shipment volumes for softwood lumber products, primarily due to the sale of our B.C. Coastal operations in May 2005, and the closure of three sawmills in 2006;
•

decreased shipment volumes for softwood plywood due to the closure of a plywood mill in October 2005, the diversion of veneer production into engineered products manufacturing, and the termination of distribution arrangements for certain outside suppliers;

•	decreased shipment volumes for composite panel products as a result of the sale of our North American composite panel operations in July 2006; and
•	decreased shipment volumes for engineered lumber products due primarily to the decline in market demand.

36 «

Contribution to earnings

Contribution to earnings decreased due to some significant but offsetting factors. The primary reason for the decline was the rapid deterioration in the primary market we serve – residential home building.

•	United States census statistics show that total housing starts declined 13 percent from 2005 to 2006.
•	On a seasonally adjusted annual rate, single-family housing starts fell from 1.75 million units in the first quarter of 2006 to only 1.23 million units in the fourth quarter.

The contribution from softwood lumber and structural panels declined $650 million – $600 million from lower average price realizations and $50 million from reduced shipment volumes.

The significant decline was offset by the following items:

•	recognition of $344 million of income refunded from amounts collected for countervailing and anti-dumping deposits relating to the softwood lumber dispute between the United States and Canada;
•	recognition of $95 million of income for a reversal of the reserve for alder antitrust litigation;
•	a decrease of $74 million in the average prices paid for lumber and plywood purchased for resale;
•	a $51 million reduction in closure and restructuring costs as compared to 2005;
•	a gain of $51 million realized in 2006 for the sale of the North American composite panel operations; and
•	income of $23 million for a reduction in the reserve for hardboard siding claims.

Comparing 2005 with 2004

In 2005:

•	Net sales and revenues decreased by $497 million, or 5 percent.
•	Contribution to earnings decreased by $570 million, or 54 percent.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•	lower average price realizations and reduced shipment volumes in softwood lumber, plywood and OSB as a result of an increased supply of lumber and panel products within the industry and lower prices;
•	decreased shipment volumes of softwood lumber products from our B.C. Coastal operations, which were sold in May 2005; and
•

decreased shipment volumes of structural panels as a result of the sale of certain plywood facilities in 2004 and increased internal consumption of OSB in the manufacture of engineered lumber products.

Partially offsetting these decreases were higher price realizations for our engineered lumber products.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	a decrease of $370 million from lower average price realizations for softwood lumber and structural panels and $30 million from reduced shipment volumes of softwood lumber and structural panels;
•

an increase of $300 million in costs for delivered raw materials, additives, energy and other manufacturing elements, of which approximately two-thirds were attributable to wood and resin cost and one-third was attributable to the Canadian exchange rate, energy, maintenance and freight;

•	net pretax charges of $99 million in 2005 related to the sale or closure of facilities compared with a $66 million net pretax gain in 2004 for restructuring and closure or sale of facilities.
–	2005 charges include:
•	the closure of the Wright City, Oklahoma plywood mill;
•	the closure of the Aberdeen, Washington sawmill; and
•	the probable closure of the Big River, Saskatchewan sawmill.
–	2004 net gains include $68 million from the sale of facilities, including:
•	an OSB mill in Slave Lake, Alberta; and
•	a mill site on Vancouver Island, British Columbia.

Partially offsetting those factors were:

•	higher price realizations for engineered lumber products, hardwood lumber and residuals, which generated an increase of $275 million; and
•	an $18 million improvement in pretax charges for legal matters.
–

2005 included a $13 million pretax charge recognized in connection with settlements in alder litigation matters and a pretax gain of $6 million for compensation related to the tenure reallocation agreement in British Columbia.

–

2004 included $65 million in pretax charges for alder litigation matters and $40 million in pretax gains for compensation related to the tenure reallocation agreement in British Columbia and a reduction in the reserve for hardboard siding claims.

Our Outlook

We expect some improvement in market conditions in first quarter 2007, but still expect to experience significant losses in the Wood Products segment. We will continue to balance production to demand, which may result in further production curtailments.

Three sawmills in Canada, including one mill in which we have an equity interest, are included in the Domtar Transaction which is expected to close in the first quarter of 2007.

» 37

CELLULOSE FIBER AND WHITE PAPERS

How We Did in 2006

We report sales volume and annual production data for our Cellulose Fiber and White Papers business segment in “Our Business.” Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CELLULOSE FIBER AND WHITE PAPERS

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales and revenues:
Pulp	$1,657	$1,482	$1,471	$175	$11
Paper	2,470	2,417	2,226	53	191
Coated groundwood	171	180	156	(9)	24
Liquid packaging board	229	203	208	26	(5)
Other products	74	54	54	20	—

	$4,601	$4,336	$4,115	$265	$221

Contribution (charge) to earnings	$(505)	$(444)	$104	$(61)	$(548)

Comparing 2006 with 2005

In 2006:

•	Net sales and revenues increased $265 million, or 6 percent.
•	Contribution to earnings declined $61 million, or 14 percent.

Net sales and revenue

Net sales and revenues increased primarily due to improved industry balance between supply and demand as well as the following:

•	Average price realizations improved across all primary products in the segment.
–	Fine paper price realizations – including paper and coated groundwood products – improved $81 per ton, or 10 percent.
–	Pulp price realizations improved $40 per ton, or 7 percent.
–	Liquid packaging price realizations improved $45 per ton, or 6 percent.
•	Sales volumes of both pulp and liquid packaging board increased.
–

Pulp sales volumes increased approximately 119,000 tons, or 5 percent, despite the closures of the Prince Albert, Saskatchewan pulp operations in March 2006 and the Cosmopolis, WA pulp mill operations in September 2006. The volume increases were due to improved productivity at several mills, including improved productivity at the Dryden, Ontario mill when the paper- grade pulp produced for use on the recently closed paper machine was redirected to market pulp.

–	Liquid packaging volume increased approximately 17,000 tons, or 7 percent.
•

Partially offsetting these improvements was a decline in fine paper sales volumes of approximately 245,000 tons, or 8 percent. This decrease was primarily due to the closures of the Prince Albert and Dryden paper machines in January and April 2006, respectively.

Contribution to earnings

Contribution to earnings decreased primarily due to the net effect of the following:

•	Charges for facility closures and goodwill impairment increased $313 million – charges were $762 million in 2006 compared to $449 million in 2005.
•	Cost of goods sold increased approximately $89 million, primarily due to:
–	the strengthening of the Canadian dollar, which resulted in higher operating costs of approximately $48 million for Canadian operations;
–	an increase in raw material costs of approximately $28 million, primarily related to chip price increases;
–	increased chemical costs of approximately $33 million, reflecting a combination of increased chemical prices and a higher brightness for fine paper products;
–	higher freight costs, which increased approximately $12 million, as fuel costs remained high throughout 2006; and
–	an increase of approximately $30 million for ongoing operating costs at closed operations and system-wide operating supply expenses.

38 «

These cost increases were partially offset by:

–	declines in energy costs and maintenance costs of approximately $18 million and $16 million, respectively;
–	productivity improvements at several facilities resulting in cost reductions of approximately $18 million; and
–	reduced pension costs for production employees of approximately $10 million.
•

Improved price realizations provided approximately $357 million in additional contribution – $240 million from fine paper, $104 million from pulp, and $13 million from liquid packaging. This improvement was primarily due to improved market conditions relating to favorable changes in the industry supply and demand balance.

Comparing 2005 with 2004

In 2005:

•	Net sales and revenues increased by $221 million, or 5 percent.
•	Contribution to earnings decreased by $548 million, resulting in a $444 million loss.

Net sales and revenue

Net sales and revenues increased primarily due to the following:

•	an increase of 4 percent – or $33 per ton – in fine paper price realizations resulting from general improvement in United States economic conditions;
•	an increase of 4 percent – or 120,000 tons – in fine paper shipments; and
•

an increase of 3 percent – or $17 per ton – in average pulp price realizations. Increased fluff pulp prices more than offset a decline in papergrade prices that was caused by somewhat weaker offshore demand and increased European supply.

These increases in net sales and revenues were partially offset by a decrease of 2 percent, or 56,000 tons, of unit shipments in pulp.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	Pretax charges related to the closure of facilities were $449 million in 2005 compared with $18 million in pretax charges in 2004. The 2005 charges included costs related to the announced closures of:
–	a specialty pulp facility in Cosmopolis, Washington;
–	a pulp and paper facility at Prince Albert, Saskatchewan; and
–	a paper machine at Dryden, Ontario.
•

Energy, chemical and raw material costs increased by $138 million. Approximately $100 million resulted from higher energy prices, primarily natural gas and energy driven chemical price increases, and $38 million resulted from higher prices for wood chips.

•	Transportation costs increased by $75 million, mostly from fuel surcharges.
•	The strengthening of the Canadian dollar increased operating costs at our Canadian facilities by $62 million.
•

Partially offsetting the increased costs in 2005 was an increase in segment earnings of $175 million due to higher average price realizations – $132 million on fine paper sales and $43 million on pulp sales.

Our Outlook

We expect first quarter 2007 market conditions for this segment will remain favorable. We anticipate that fine paper prices will remain relatively unchanged and demand will strengthen. Market conditions for pulp are expected to improve and lead to higher prices. We expect the scheduled completion of the announced Domtar Transaction the first week of March to affect first quarter earnings. Upon closing, this transaction will eliminate the earnings of the fine paper business and certain cellulose fiber assets from this segment. These assets contributed earnings of approximately $76 million in the fourth quarter of 2006. Additionally, we expect manufacturing costs to increase due to scheduled annual maintenance outages at four of our facilities. One of these facilities is included in the Domtar Transaction, but will have its annual outage prior to the closing of the transaction. The costs for these annual outages will be expensed as incurred.

» 39

CONTAINERBOARD, PACKAGING AND RECYCLING

How We Did in 2006

We report sales volume and annual production data for our Containerboard Packaging and Recycling business segment in “Our Business.” Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales and revenues:
Containerboard	$377	$395	$368	$(18)	$27
Packaging	3,931	3,710	3,584	221	126
Recycling	345	352	347	(7)	5
Kraft bags and sacks	88	83	80	5	3
Other products	171	167	156	4	11

	$4,912	$4,707	$4,535	$205	$172

Contribution (charge) to earnings	$263	$(5)	$249	$268	$(254)

Comparing 2006 with 2005

In 2006:

•	Net sales and revenues increased by $205 million, or 4 percent.
•	Contribution to earnings increased by $268 million to $263 million in 2006 compared to a loss of $5 million in 2005.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	an increase of 17 percent, or $62 per ton, in price realizations for containerboard;
•	a decline in shipments of 18 percent, or 190,000 tons, of containerboard, due primarily to the permanent closure of a containerboard machine in Plymouth, North Carolina in the first quarter of 2006;
•	an increase of 4 percent, or $2.12 per thousand square foot, in price realizations for corrugated packaging; and
•	an increase in shipments of 2 percent, or 1.2 billion square feet, of corrugated packaging.

Prices for domestic containerboard and corrugated packaging increased during the first three quarters of 2006 and flattened in the fourth quarter of 2006. Containerboard prices in export markets continued to increase through the fourth quarter. Corrugated packaging shipments increased during the first half of the year and began to decrease during the second half of 2006. The decrease was primarily due to the effect of closing corrugated packaging plants and discontinuing sales to low margin customers. Overall, packaging shipments in the United States increased 0.9 percent in 2006 compared to 2005 according to the Fibre Box Association.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•	an increase of $212 million due to higher price realizations – $159 million for corrugated packaging and $53 million for containerboard;
•	net pretax charges of $35 million related to restructuring and facility closures – compared with $137 million in 2005; and
•	settlement of the linerboard litigation, which resulted in pretax charges of $50 million in 2005.

Partially offsetting the earnings improvements above were:

•	an increase of $53 million in non-fiber manufacturing costs – mostly from higher costs for non-fiber raw materials and supplies, chemicals, energy and labor;
•	a net increase of $15 million in raw material costs – which included a $4 per ton cost decrease for OCC and a $6 per ton increase in the price paid for wood chips; and
•	an increase of $29 million in transportation costs resulting mostly from higher fuel costs and increases in rail rates.

Prices for west coast wood chip increased rapidly during the fourth quarter of 2006 and continue to increase in 2007 due to the production curtailments at wood products manufacturing facilities caused by the slow down in the housing market. OCC costs also increased rapidly at the end of 2006 and have continued to escalate in 2007 as a result of strong demand from China. During the fourth quarter of 2006, we adjusted operating rates to better match our production to customer demand, increasing non-fiber manufacturing costs for ongoing operations.

Comparing 2005 with 2004

In 2005:

•	Net sales and revenues increased by $172 million, or 4 percent.
•	Contribution to earnings decreased $254 million, resulting in a $5 million loss.

40 «

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	an increase of 3 percent, or $10 per ton, in price realizations for containerboard;
•	an increase in shipments of 4 percent, or 45,000 tons, of containerboard;
•	an increase of 2 percent, or $1.21 per thousand square foot, in price realizations for corrugated packaging; and
•	an increase in shipments of 1 percent, or 746 million square feet, of corrugated packaging.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	net pretax charges of $137 million related to restructuring and closing facilities – compared with $13 million in 2004;
•	an increase of $123 million in non-fiber manufacturing costs, resulting mostly from higher costs for maintenance, energy, chemicals and supplies;
•	an increase of $51 million in transportation costs, resulting from higher energy costs and decreased availability of trucks, rail cars and marine vessels;
•	a pretax charge of $50 million for the settlement of a class action linerboard antitrust lawsuit; and
•	increased downtime at our containerboard mills – reducing production by 23,000 tons – resulting from a delayed produce season in California and Arizona caused by heavy rainfall early in 2005.

Offsets to those factors were:

•	an increase of $99 million due to higher price realizations – $89 million for corrugated packaging and $10 million for containerboard; and
•	a net decrease of $16 million in raw material costs – which included a $7 per ton cost decrease for OCC delivered to us for recycling and a $2 per ton increase in the price we pay for wood chips.

Our Outlook

The company expects first quarter earnings to be slightly below fourth quarter 2006 results. Containerboard and packaging prices are expected to increase in the first quarter. On a workday basis, packaging shipments are expected to decline significantly due to the effect of California’s cold weather on produce markets. Prices for OCC and wood chips are expected to increase from fourth quarter levels and have been increasing rapidly to-date in 2007. However, the company expects its cost reduction initiatives to partially offset lower packaging shipments and higher fiber related costs.

REAL ESTATE AND RELATED ASSETS

How We Did in 2006

Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – REAL ESTATE AND RELATED ASSETS

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales and revenues	$3,335	$2,915	$2,495	$420	$420

Contribution to earnings	$723	$734	$610	$(11)	$124

Key trends from our single-family operations – including net sales and revenues, homes closed and average sales price – affected our Real Estate and Related Assets net sales and revenues and contribution to earnings. Here is a comparison of those key items for the last three years:

KEY DATA FROM SINGLE-FAMILY OPERATIONS

DOLLAR AMOUNTS IN MILLIONS, EXCEPT AVERAGE SALES PRICE
				AMOUNT OF CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Single-family operations:
Net sales and revenues	$2,951	$2,686	$2,193	$265	$493
Homes closed	5,836	5,647	5,264	189	383
Average sales price	$506,000	$476,000	$417,000	$30,000	$59,000

We report additional single-family unit statistics for our Real Estate and Related Assets business segment in “Our Business.”

» 41

Comparing 2006 with 2005

In 2006:

•	Net sales and revenues improved $420 million, or 14 percent.
•	Contribution to earnings decreased $11 million, or 1 percent.
•	The market changed in key geographies such as:
–	Buyer traffic and sales decreased, which resulted in widespread use of incentives by most competitors in our markets.
–	Home prices began to level off and decline as houses purchased on speculation began to be put on the market.
–	The time required for buyers to sell their existing homes increased which, combined with other negative market conditions, led to much higher contract cancellation rates than in recent years.
•	We executed against our growth strategy with the acquisition of Maracay Homes in February 2006. Maracay Homes operates in Phoenix and Tucson, Arizona.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	a 10 percent increase in single-family revenues – bringing total single-family revenues to nearly $3.0 billion, or 88 percent of total revenues for this segment;
•	increases in average selling prices in all of our markets except Las Vegas – contributing $175 million to the increase in revenue;
•	increases in single-family home closings of 3 percent – resulting in a total of 5,836 single-family home closings in 2006;
•	increased revenue from land and lot sales – up $127 million from 2005 levels; and
•	the sale of an apartment building late in 2006 for $33 million.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•

Single family margins decreased by $101 million, or 6 percentage points, due to higher land, construction, and development costs. Single-family margins are net sales minus cost of goods sold and period costs. Each of our markets experienced declines in single-family margins except the Puget Sound region of Washington and Houston, Texas.

•

Selling, general and administrative costs increased, primarily due to market-related increases in selling costs and benefit-related costs equal to 10.3 percent of single-family revenues in 2006 compared to 9.6 percent in 2005.

Offsetting these decreases were:

•	increased margins from land and lot activity – up $92 million from 2005 levels; and
•	a gain on the sale of an apartment building – $28 million in 2006.

Impairment and pre-acquisition cost write-offs

We continually monitor our assets for potential impairment, particularly in light of the current market conditions. Additionally, we control some land through deposits with land sellers that defer the payment of the full acquisition price until certain entitlements are obtained. We also control some land through structured options offered by land sellers.

•

In 2006, we recorded impairments of assets in a number of projects for which management’s most likely course of action included a combination of incentive increases, selling price reductions, and sales incentives to improve sales velocities. These actions caused the carrying value of the projects to exceed the sum of the undiscounted cash flows for the projects. Accordingly, we discounted the expected future cash flows of these projects and recorded impairments totaling $36 million in 2006. In 2005, we recognized a $33 million impairment on a parcel of land intended for development where it was unlikely development would occur in the near future.

•

In 2006, we wrote off $14 million in costs associated with option deposits and other pre-acquisition costs related to parcels that we decided not to acquire. In 2005, we wrote off $1 million of option deposits and pre-acquisition costs.

Comparing 2005 with 2004

In 2005:

•	Net sales and revenues increased by $420 million, or 17 percent.
•	Contribution to earnings increased by $124 million, or 20 percent.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	an increase of 22 percent in single-family revenues – bringing total single-family revenues to $2.7 billion, or 92 percent of the total revenues for this segment;
•	an increase of 7 percent in the number of single-family home closings – bringing total closings to 5,647 units; and
•	increases in the average selling prices of single-family homes in all of our markets.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•	Single-family margins increased by $231 million, or 10.4 percent, due to higher average closing prices. Each of our markets experienced increases in single-family margins in 2005.
•	Closings of single-family homes increased 7 percent – up 383 units in 2005.
•	Net pretax gains on land and lot sales increased $4 million.

42 «

Offsets to those factors were the following:

•

Selling, general and administrative expenses increased as a result of higher selling costs, information technology and variable compensation. As a percentage of single-family revenues, the expenses remained relatively flat at 9.6 percent in 2005 compared to 9.5 percent in 2004.

•	The sale of an option on land in 2004 resulted in a gain of $18 million.
•	We recognized a pretax impairment charge of $33 million on unimproved land – compared with less than $1 million in 2004.
•	Cost increases resulted from our mix of closed units and from higher prices for construction materials and transportation.

Our Outlook

As of December 31, 2006, we have a backlog of single-family homes sold but not closed of approximately 3 months, compared to 5 months in backlog as of December 25, 2005. We expect earnings from the Real Estate and Related Assets segment in the first quarter of 2007 to decline significantly from the fourth quarter of 2006 due to a seasonal reduction in single-family closings and lower single-family margins due to current market conditions. We do not anticipate any significant land or lot sales in the first quarter of 2007.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	marine transportation – through Westwood Shipping Lines, a wholly-owned subsidiary;
•	timberlands, distribution and converting facilities located outside North America; and
•	general corporate support activities.

How We Did in 2006

We completed the disposition of our European composite panels with the sale of our Irish composite panel operations in December 2006. In Uruguay, a new plywood mill started up in the spring of 2006 and our timberlands assets grew by approximately 23 percent over year end 2005.

In our general corporate support, we continued the migration of major information technology systems to a common technology platform and retired legacy stand-alone systems. The segment’s performance is also affected by foreign exchange rate volatility, changes in our stock price and the associated variable compensation expense, and strategic initiatives outside the operating segments.

Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

NET SALES AND CONTRIBUTION TO EARNINGS — CORPORATE AND OTHER

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales and revenues	$484	$600	$575	$ (116)	$25

Contribution (charge) to earnings	$(223)	$166	$(271)	$ (389)	$437

Comparing 2006 with 2005

In 2006:

•	Net sales and revenues decreased $116 million, or 19 percent.
•	Contribution to earnings decreased $389 million.

Net sales and revenues

Net sales and revenues decreased primarily due to the sale of the French composite operations in December 2005.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	Pretax gains on dispositions decreased $247 million – from $292 million in 2005 to $45 million in 2006
–	The 2006 gain includes $45 million from the sale of our Irish composite panel operations.
–

The 2005 gains included $115 million on the sale of our investment in MAS Capital Management, $63 million from the sale of the B.C. Coastal operations, $57 million from the sale of our French composite panel operations, and $57 million related to a deferred gain from previous timberland sales.

•

General and administrative costs increased $47 million increase in general and administrative costs, including $9 million for the acquisition of Organic ID – a research and development company – and $27 million related to higher spending on corporate initiatives, primarily information technology.

•	Interest income decreased $26 million decrease in interest income as a result of lower average balances of short-term investments.

» 43

•

We recognized $34 million of out-of-period charges during 2006 – $26 million in connection with the additional impairment of assets related to the Prince Albert, Saskatchewan facility that was closed in early 2006 and $8 million related to the write-off of additional goodwill associated with the B.C. Coastal operations that were sold in 2005.

•	We recognized a $25 million pretax credit in 2005 for the cumulative effect to begin capitalizing interest on excess qualifying assets of our Weyerhaeuser Real Estate Company subsidiary.
•	Donations of timberland to the Weyerhaeuser Company Foundation increased $22 million.

Comparing 2005 with 2004

In 2005:

•	Net sales and revenues increased by $25 million, or 4 percent.
•	Contribution to earnings increased by $437 million.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•

pretax gains of $292 million – $115 million on the sale of our investment in MAS Capital Management, $63 million on the sale of the B.C. Coastal operations, $57 million on the sale of our French composite panel operations, and $57 million related to a deferred gain from previous timberland sales;

•

an increase of $74 million in interest income – including $52 million of interest income related to consolidated special purpose entities that were not fully consolidated under the Corporate and Other segment in 2004;

•

a decrease of $47 million in variable compensation expense – reflecting activity in our employee incentive compensation plans with awards based on our overall financial performance or changes in the market price of our common shares; and

•	pretax charges of $52 million in 2004 – $29 million for impairment of assets in our French composite panel operations, and $23 million for the donation of technology to a university.

Offsets to those factors included a $40 million decrease in earnings from our international operations, resulting primarily from lower price realizations and decreased sales volumes in our Australian wood products distribution business, and from a $15 million pretax impairment charge on our investment in a New Zealand joint venture.

INTEREST EXPENSE

Including Real Estate and Related Assets, our interest expense incurred for the last three years was:

•	$670 million in 2006,
•	$794 million in 2005 and
•	$895 million in 2004.

The decrease in our interest expense is primarily due to reductions in our debt of approximately:

•	$401 million in 2006,
•	$2.0 billion in 2005 and
•	$1.9 billion in 2004.

Our interest expense included:

•	$44 million and $45 million incurred in 2006 and 2005, respectively, by special purpose entities that we have consolidated;
•	$35 million in pretax charges in 2005 for the early retirement of debt; and
•	$73 million in pretax charges in 2004 for the early retirement of debt.

Excluding those items, our interest expense decreased:

•	$88 million in 2006 from 2005 and
•	$108 million in 2005 from 2004.

Details about the interest incurred by special purpose entities that we have consolidated are in Note 10 of “Financial Statements and Supplementary Data.”

We began capitalizing our interest on qualifying assets of our Real Estate and Related Assets business segment in 2005. Details are in Note 18 of “Financial Statements and Supplementary Data.”

INCOME TAXES

Our effective income tax rates for our continuing operations over the last three years were:

•	57.0 percent for 2006,
•	35.9 percent for 2005 and
•	33.4 percent for 2004.

The 57.0 percent effective rate for 2006 reflects the effect of the $749 million goodwill impairment charge we recognized during 2006, but which is not deductible for income tax purposes. See Note 15 of “Financial Statements and Supplementary Data.” for additional items affecting our effective income tax rates for continuing operations.

Tax Benefits, Charges and Credits

During 2006, we recognized these one-time tax benefits:

•	$12 million related to a change in Texas state income tax law,
•	$18 million related to reduction in the Canadian federal income tax rate and
•	$18 million related to a deferred tax adjustment associated with the Medicare Part D subsidy.

During 2006, we recognized tax expense on dispositions as follows:

•	$29 million related to the gain on sale of our North American composite panel operations and
•	$5 million related to the gain on sale of our Irish composite panel operations.

During 2005, we recognized these one-time tax benefits:

•	$14 million related a change in Ohio state income tax law and
•	$7 million related to a change in the British Columbia income tax law.

We also recognized a tax charge in 2005 of $44 million for the accrual of income taxes associated with the repatriation of approximately $1.1 billion of foreign earnings. See Note 15 of “Financial Statements and Supplementary Data.”

44 «

During the second quarter of 2005, the company recognized a $46 million income tax benefit in connection with the sale of the company’s B.C. Coastal operations. See Note 22 of “Financial Statements and Supplementary Data.” The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and a current tax expense of $139 million on the taxable gain. Current taxes reflect the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada.

Under current tax law, the ability to use credits from the production of non-conventional fuel is phased out ratably when the average annual domestic wellhead price published by the Department of Energy (DOE) is $53 to $67 per barrel (in 2005 dollars) and is fully phased out if the top end of the price range is reached. Based on domestic wellhead prices at the end of 2006, the company is within the phase out range. The estimated loss of non-conventional fuel credits related to 2006 due to phase out is $8 million.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and
•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Weyerhaeuser separately from that of WRECO and related assets given the very different nature of their assets and business activity, and
•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity at Weyerhaeuser and WRECO will reflect the following:

•	basic earnings capacity and
•	liquidity characteristics of their respective assets.

WHERE WE GET CASH

We generate cash from sales of our products, from short-term and long-term borrowings and from the issuance of our stock – primarily upon exercise of employee stock options. In recent years, we have also generated cash proceeds from the sale of nonstrategic assets.

Cash from operations

Consolidated net cash provided by our operations for the last three years was:

•	$1.6 billion in 2006,
•	$1.8 billion in 2005 and
•	$2.3 billion in 2004.

Comparing 2006 with 2005

The decrease of $143 million in net cash from operations in 2006 as compared to 2005 was primarily due to the following:

•

Cash we received from customers in our forest products operations, which excludes Real Estate and Related Assets, net of cash paid to employees, suppliers and others decreased by $76 million. Cash from operations declined as a result of significantly lower price realizations for softwood lumber and OSB and decreased shipments of softwood lumber and plywood. In addition, cash flows from operations declined in 2006 as a result of the combined effects of the sale of our Irish composite panel operations in November 2006, the North American composite panel operations in July 2006, the B.C. Coastal operations in May 2005, and the French composite panel operations in December 2005. This was partially offset by increased price realizations for pulp, paper, and packaging products and the receipt of a $344 million refund of countervailing and antidumping deposits in 2006.

•

Cash we received from customers, net of cash paid to employees, suppliers and others in our Real Estate and Related Assets segment decreased by $113 million. This decrease is primarily due to an increase in our investment in land and inventory and an increase in receivables related to land sales, partially offset by an increase in payables and accrued liabilities, including income taxes.

•	Cash paid for income taxes increased by $105 million.
•	This was partially offset by a decrease in cash paid for interest, net of amounts capitalized, of $162 million due primarily to $2.4 billion of debt reductions during 2005 and 2006.

Comparing 2005 with 2004

The decrease of $516 million in net cash from operations in 2005 as compared to 2004 was primarily due to the following:

•

Cash we received from customers, net of cash paid to employees, suppliers and others decreased by $580 million. This decrease is partially a result of sales price declines in lumber, plywood and OSB which were a significant source of cash during 2004. Additional cash requirements were a result of increased raw material and manufacturing costs, particularly energy and chemical costs. These cash declines were offset in part by increased sales of engineered lumber, fine paper and packaging products.

•

Cash we paid for income taxes increased by $111 million. This increase is primarily due to asset impairment charges and goodwill write-offs that are nondeductible for income tax purposes in the period they are recognized.

These were partially offset by the following:

•

Cash we received from customers, net of cash paid to employees, suppliers and others in our Real Estate and Related Assets business segment increased by $83 million. This increase was a result of higher average selling prices of single-family homes, which were partially offset by increased home building costs such as construction materials, and selling, general and administrative.

» 45

•

Cash we paid for interest, net of amounts capitalized decreased by $95 million. Excluding $45 million of interest paid by consolidated special purpose entities, cash paid for interest decreased $140 million from 2004 primarily due to $3.9 billion of long-term debt reductions during 2004 and 2005.

Financing

Cash generated from financing activities includes:

•	issuances of long-term debt,
•	borrowings under revolving lines of credit and
•	proceeds from stock offerings and option exercises.

This section also includes information about our debt-to-total-capital ratio.

Long-term debt

During the last three years, we issued debt or borrowed under our available credit facilities as follows:

•	$36 million in 2006,
•	$228 million in 2005 and
•	$25 million in 2004.

Stock offerings and option exercises

We received $954 million in net proceeds from our offering of 16,675,000 common shares in 2004. Net proceeds are the amount received after the underwriting discount and other transaction costs are deducted from the total proceeds. In addition, over the last three years, our cash proceeds from the exercise of stock options were:

•	$202 million in 2006,
•	$160 million in 2005 and
•	$180 million in 2004.

Debt-to-total-capital ratio

Our debt-to-total-capital ratio for the last three years was:

•	39.4 percent in 2006,
•	38.7 percent in 2005 and
•	43.7 percent in 2004.

Weyerhaeuser’s investment in our Real Estate and Related Assets business segment over the last three years was:

•	$2.0 billion as of December 31, 2006;
•	$1.5 billion as of December 25, 2005; and
•	$1.1 billion as of December 26, 2004.

Excluding that investment – and the Real Estate and Related Assets amounts listed in the table – our debt-to-total-capital ratio was:

•	41.6 percent in 2006,
•	39.0 percent in 2005 and
•	43.6 percent in 2004.

DEBT-TO-TOTAL-CAPITAL RATIO DETAILS

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Notes payable and commercial paper:
Weyerhaeuser	$72	$3	$3
Real Estate and Related Assets	—	3	2
Long-term debt:
Weyerhaeuser	7,563	7,793	9,766
Real Estate and Related Assets	606	851	867
Capital lease obligations:
Weyerhaeuser	62	81	103

Total debt	8,303	8,731	10,741
Minority Interest:
Weyerhaeuser	28	29	25
Real Estate and Related Assets	40	29	28
Deferred income taxes:
Weyerhaeuser	3,691	4,035	4,533
Real Estate and Related Assets	(98)	(50)	(22)
Shareholders’ interest	9,085	9,800	9,255

Total capital	$21,049	$22,574	$24,560

Debt-to-total-capital ratio	39.4%	38.7%	43.7%

46 «

Proceeds from the sale of nonstrategic assets

Proceeds received from the sale of nonstrategic assets in each of the last three years were:

•	$304 million in 2006 – includes $273 million from the sale of the North American and Irish composite panel operations;
•	$1.4 billion in 2005 – includes $1.2 billion from the sale of the B.C. Coastal and French composite panel operations and $115 million from the sale of an equity investment; and
•	$543 million in 2004 – includes $384 million from the sale of timberlands in Georgia.

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business,
•	repay long-term debt and credit facilities,
•	pay dividends and repurchase our stock and
•	meet our contractual obligations and commercial commitments.

Investing in our business

We anticipate that our capital expenditures for 2007 – excluding acquisitions and our Real Estate and Related Assets business segment – will be approximately $800 million. However, that amount could change due to:

•	future economic conditions,
•	weather and
•	timing of equipment purchases.

In addition, we finalized the following transactions during 2006:

•	WRECO acquired Maracay Homes Arizona I, LLC –, a privately held homebuilder in Arizona – in February 2006. WRECO paid

$213 million, including transaction related costs, in connection with the acquisition.
•	Weyerhaeuser purchased PSA Composites LLC – a company that has developed technology for extrusion and pulltrusion of oriented polymer composites – in October 2006 for $20 million.

Internally generated cash flows provided the cash needed to meet our capital expenditure and investment and other requirements in 2006.

THREE-YEAR SUMMARY OF CAPITAL SPENDING BY BUSINESS SEGMENT – EXCLUDING REAL ESTATE AND RELATED ASSETS

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Timberlands	$62	$59	$55
Wood Products	191	161	147
Cellulose Fiber and White Papers	252	317	154
Containerboard, Packaging and Recycling	234	221	85
Corporate and Other	110	117	63

	$849	$875	$504

Long-term debt

During 2006, we reduced overall debt – including that for our Real Estate and Related Assets segment – by approximately $401 million. Our consolidated long-term debt was:

•	$8.2 billion as of December 31, 2006;
•	$8.6 billion as of December 25, 2005; and
•	$10.6 billion as of December 26, 2004.

During 2005 and 2004, we retired some of our long-term debt prior to its scheduled maturity. The premiums and other costs related to doing so were:

•	$32 million in 2005 and
•	$68 million in 2004.

Revolving credit facilities

In December 2006, Weyerhaeuser Company and WRECO entered into two multi-year revolving credit facility agreements: a $1.2 billion revolving credit facility that expires in March 2010 and a $1.0 billion 5-year revolving credit facility that expires in December 2011. The former replaces a $1.2 billion credit facility that was scheduled to expire in March 2010 and the

latter replaces an $800 million multi-year revolving line of credit that was scheduled to expire in March 2007. WRECO can borrow up to $400 million under each of these facilities. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities.

As of December 31, 2006, approximately $1.6 billion of our credit facilities were available for incremental borrowings.

Our wholly-owned Canadian subsidiary – Weyerhaeuser Company Limited – had a multi-year revolving credit facility with a group of banks that provides for borrowings up to $200 million (Canadian) or $172 million (U.S.). The credit facility was fully drawn at December 31, 2006. Weyerhaeuser is a guarantor of the borrowings on this credit facility, which was scheduled to expire in December 2008. In January 2007, Weyerhaeuser Company Limited repaid the outstanding balance and terminated the credit facility.

» 47

Paying dividends and repurchasing stock

Over the last three years, we paid dividends of:

•	$538 million in 2006,
•	$466 million in 2005 and
•	$372 million in 2004.

The increases in the amount of dividends we paid were due to:

•

increasing our quarterly dividend from $0.40 per share to $0.50 per share effective with the second quarter of 2005 and from $0.50 per share to $0.60 per share effective with the third quarter of 2006 and

•	increasing the number of shares of common stock outstanding by 16,675,000 – the number of shares that we issued in May 2004.

Our intent, over time, is to maintain a dividend payout ratio of 20 percent to 30 percent of our operating cash flows. Based on our 2006 consolidated cash from operations of $1.6 billion and our 2006 dividend payments of $538 million, our 2006 dividend payout ratio was 33 percent.

In October 2005, we announced a stock repurchase program that authorized the repurchase of up to 18 million shares of our common stock. Since that time we repurchased the following:

•	11 million shares in 2006 – net cost of $672 million; and
•	173,800 shares in 2005 – net cost of $11 million.

Our contractual obligations and commercial commitments

More details about our contractual obligations and commercial commitments are in Note 9, Note 13 and Note 16 of “Financial Statements and Supplementary Data.”

SIGNIFICANT CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2006

DOLLAR AMOUNTS IN MILLIONS
	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations:
Weyerhaeuser	$7,565	$494	$851	$11	$6,209
Real Estate and Related Assets	606	1	201	140	264
Interest on long-term debt obligations:(1)
Weyerhaeuser	6,859	496	936	896	4,531
Real Estate and Related Assets	190	37	61	46	46
Operating lease obligations:
Weyerhaeuser	476	97	120	78	181
Real Estate and Related Assets	77	22	29	15	11
Purchase obligations(2)	1,345	459	238	108	540
Estimated minimum pension funding requirement	37	37	—	—	—

Total	$17,155	$1,643	$2,436	$1,294	$11,782

(1)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2006 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2006 will remain in effect until maturity. As of December 31, 2006, entities that Weyerhaeuser consolidated under Interpretation 46R had $27 million of long-term debt obligations subject to interest rate swap agreements. See Note 1 of “Financial Statements and Supplementary Data.” Interest payments related to this debt are included in the above amounts at the fixed rate obligation the consolidated entities have incurred under these interest rate swap agreements.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements have not had – and are not reasonably likely to have – a material effect on our current or future financial condition, results of operations or cash flows. Note 10 and Note 11 of “Financial Statements and Supplementary Data” contain our disclosures of:

•	surety bonds,

•	letters of credit and guarantees,
•	lot purchase option contracts with and subordinated financing provided to unconsolidated variable interest entities and
•	information regarding special purpose entities that we have consolidated.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

See Note 16 of “Financial Statements and Supplementary Data.”

48 «

ACCOUNTING MATTERS

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies involve a higher degree of judgment and estimates. They also have a high degree of complexity.

Our most critical accounting policies relate to our:

•	pension and postretirement benefit plans; potential impairments of long-lived assets and goodwill; legal, environmental and product liability reserves; and
•	depletion accounting.

Details about our other significant accounting policies – what we use and how we estimate – are in Note 1 of “Financial Statements and Supplementary Data”.

In accounting, we base our judgments and estimates on:

•	historical experience and
•	assumptions we believe are appropriate and reasonable under current circumstances.

Actual results, however, may differ from the estimated amounts we have recorded.

Pension and Postretirement Benefit Plans

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate,
•	expected rate of return,
•	anticipated trends in health care costs,
•	assumed increases in salaries,
•	mortality rates and
•	other factors.

After the end of every year, we review our assumptions with external advisors and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position and results and cash flows.

Other factors that affect our accounting for the plans include:

•	actual pension fund performance,
•	plan changes and
•	changes in plan participation or coverage.

This section provides more information about our:

•	expected rate of return,
•	discount rate and
•	cash contributions.

Expected rate of return

Our expected rate of return on our plan assets is 9.5 percent. Plan assets are investments we make to fund our pension plans.

The expected rate of return is our estimate of the long-term rate of return that our plan assets will earn. Every year, we review all available information – including returns for the last 22 years – and make the estimate accordingly. The review date for our current expected rate of return was December 31, 2006.

Our expected rate of return is important in determining the cost of our plans. Every 0.5 percent decrease in our expected rate of return would increase expense or reduce a credit by approximately:

•	$23 million for our U.S. qualified pension plans and
•	$6 million for our Canadian registered pension plans.

Likewise, every 0.5 percent increase in our expected rate of return would decrease expense or increase a credit by those same amounts.

Discount rate

Our discount rate as of December 31, 2006 is:

•	5.8 percent for our U.S. plans – compared to 5.9 percent at December 25, 2005; and
•	5.15 percent for our Canadian plans – the same rate was used at December 25, 2005.

We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits. The U.S. plan discount rate was adjusted to reflect decreases in the benchmark rates of interest.

Our discount rate is important in determining the cost of our plans. Every 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$28 million for our U.S. qualified pension plans and
•	$6 million for our Canadian registered pension plans.

Pension and postretirement benefit expenses for 2007 will be based on the 5.8 percent assumed discount rate for U.S. plans and 5.15 percent for the Canadian plans.

Contributions made and benefits paid

During 2006:

•	We were not required and did not make any contributions to our U.S. qualified plans.
•	We contributed approximately $46 million to our Canadian registered and non registered plans in accordance with minimum funding rules in accordance with the respective provincial regulations.

During 2007:

•	We do not expect to have to fund the U.S. qualified plans.
•

We expect to fund approximately $37 million to the Canadian plans (registered and non registered). If the Domtar Transaction closes as anticipated in the first quarter of 2007 (see Note 22 of “Financial Statements and Supplementary Data”), we expect our contributions to the Canadian plans to be reduced by approximately $5 million.

Long-Lived Assets and Goodwill

We review the carrying value of our long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. The carrying value is the amount assigned to long-lived assets – including goodwill – in our books. In addition, we review the amount of goodwill we carry on our books in the fourth quarter of every year.

» 49

An impairment occurs when the fair market value of our goodwill drops below our carrying value or when the carrying value of long-lived assets will not be recovered from future cash flows. Fair market value is the amount we would get if we were to sell the assets.

In determining fair market value and whether impairment has occurred, we are required to estimate:

•	future cash flows,
•	residual values and
•	fair values of the assets.

Key assumptions we use in developing the estimates include:

•	probability of alternative outcomes,
•	product pricing,
•	raw material costs,
•	product sales and
•	discount rate.

Effect of acquisitions

We have made substantial acquisitions in recent years.

The acquisitions make up a large portion of the net book value – or carrying value – of our property and equipment and timber and timberlands. As a result, a large portion of our long-lived assets have carrying amounts that reflect relatively current values.

Goodwill update

Our goodwill was $2.2 billion as of December 31, 2006. That amount represents approximately 8 percent of our consolidated assets.

All of our reporting units passed the annual goodwill impairment test during the fourth quarter of 2006. However, as discussed previously, during 2006, we recognized a $749 million impairment of the goodwill associated with the fine paper reporting unit in connection with our announced intent to pursue alternatives related to our fine paper operations. Further restructuring activities, protracted economic weakness, or poor operating results, among other factors, could trigger an impairment of goodwill of the cellulose fiber reporting unit in the near term. As of December 31, 2006, the carrying amount of goodwill for the cellulose fiber reporting unit was $105 million.

Legal, Environmental and Product Liability Reserves

We record contingent liabilities when:

•	it becomes probable that we will have to make financial payments and
•	the amount of loss can be reasonably estimated.

Legal matters

Determining our liabilities for legal matters requires projections about the outcome of litigation and the amount of our financial responsibility. We base our projections on:

•	historical experience and
•	recommendations of legal counsel.

While we do our best in developing our projections, litigation is still inherently unpredictable, and excessive verdicts occur.

Details about our legal exposures and proceedings are discussed in Note 16 of “Financial Statements and Supplementary Data.” These exposures and proceedings are significant. Ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year.

Environmental matters

Determining our liabilities for environmental matters requires estimates of future remediation alternatives and costs. We base our estimates on:

•	detailed evaluations of relevant environmental regulations,
•	physical and risk assessments of our affected sites,
•	assumptions of probable financial participation by other known potentially responsible parties and
•	amounts that we will receive from insurance carriers – though not recorded until we have a binding agreement with the carriers.

Product liability matters

Hardboard siding is our main product liability matter. Determining the amount of reserves we record requires projections of future claims rates and amounts.

Depletion

We record depletion – the costs attributed to timber harvested – as trees are harvested.

To calculate our depletion rate, which is updated annually, we:

•	take the total cost of the timber minus previously recorded depletion and
•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of many factors. They include:

•	changes in weather patterns,
•	effect of fertilizer and pesticide applications,
•	changes in environmental regulations and restrictions,
•	limits on harvesting certain timberlands,
•	changes in harvest plans,
•	scientific advancement in seedling and growing technology and
•	changes in harvest cycles.

In addition, the length of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture – or sustainable forest management – costs associated with existing stands;
•	future reforestation costs associated with a stand’s final harvest; and
•	future volume in connection with the replanting of a stand subsequent to its final harvest.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

A summary of our prospective accounting pronouncements is in Note 1 of “Financial Statements and Supplementary Data”.

50 «

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM DEBT OBLIGATIONS

The following summary of our long-term debt obligations includes:

•	scheduled principal repayments for the next five years and after,
•	weighted average interest rates for debt maturing in each of the next five years and after and
•	estimated fair values of outstanding obligations.

The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities. Changes in market rates of interest affect the fair value of our fixed-rate debt.

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2006

DOLLAR AMOUNTS IN MILLIONS
	2007	2008	2009	2010	2011	THEREAFTER	TOTAL	FAIR VALUE
Weyerhaeuser:
Fixed-rate debt	$489	$556	$117	$9	$2	$6,209	$7,382	$7,704
Average interest rate	6.54%	5.98%	6.01%	5.80%	5.44%	7.21%	7.05%
Variable-rate debt	$5	$172	$6	—	—	—	$183	$183
Average interest rate	7.00%	4.41%	3.61%	—	—	—	4.46%
Real Estate and Related Assets:
Fixed-rate debt	$1	$148	$53	$40	$100	$239	$581	$581
Average interest rate	5.35%	6.50%	5.66%	5.52%	6.59%	6.17%	6.23%
Variable-rate debt	—	—	—	—	—	$25	$25	$25
Average interest rate	—	—	—	—	—	3.60%	3.60%

OUR USE OF DERIVATIVES

We occasionally use derivatives to:

•

achieve the mix of variable-rate debt and fixed-rate debt that we want in our capital structure, hedge commitments in commodities that we produce or buy and manage our exposure to foreign exchange rate fluctuations.

The fair value of our derivatives may vary due to the volatility of the underlying forward prices or index rates associated with them.

COMMODITY FUTURES, SWAPS AND COLLARS

As of December 31, 2006, we had commodity futures, swaps and collars with:

•	an annual notional value of $163 million,
•	an aggregate notional value of $174 million and
•	an aggregate fair value of $36 million.

The commodity swaps with notional values of $174 million were accounted for as follows:

•	$138 million were accounted for as cash flow hedges, and
•	$36 million were not designated as hedges. We recognized changes in the fair market value of these positions in earnings during the period in which the change occurred.

A 10 percent change in forward price levels would change the fair value of our commodity contracts by up to approximately $16 million. That excludes any:

•	offsetting effect of price changes on underlying physical product purchases or sales and
•	reduction due to negative or low correlations between commodities.

Entities that we have consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised) had interest swap agreements with:

•	an aggregate notional value of $27 million and
•	a fair value representing a loss of less than $1 million.

» 51

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited the accompanying consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 31, 2006, and December 25, 2005, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2006, and December 25, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 10 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, in 2004. Also, as discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006.

/s/ KPMG LLP

Seattle, Washington

February 27, 2007

52 «

CONSOLIDATED STATEMENT OF EARNINGS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006
	2006	2005	2004
Net sales and revenues:
Weyerhaeuser	$18,561	$19,131	$18,916
Real Estate and Related Assets	3,335	2,915	2,495

Total net sales and revenues	21,896	22,046	21,411

Costs and expenses:
Weyerhaeuser:
Costs of products sold	14,800	15,133	14,370
Depreciation, depletion and amortization	1,247	1,281	1,234
Selling expenses	492	455	474
General and administrative expenses	990	907	953
Research and development expenses	69	61	55
Charges for restructuring (Note 19)	22	21	39
Charges for closure of facilities (Note 20)	112	693	17
Impairment of goodwill (Note 8)	749	—	—
Refund of countervailing and anti-dumping deposits (Note 16)	(344)	—	—
Other operating costs (income), net (Note 18)	(133)	(44)	(231)

	18,004	18,507	16,911

Real Estate and Related Assets:
Costs and operating expenses	2,338	1,946	1,763
Depreciation and amortization	25	16	14
Selling expenses	180	152	126
General and administrative expenses	124	105	82
Other operating costs (income), net	(3)	(3)	(17)
Charge for impairment of long-lived assets	36	33	—

	2,700	2,249	1,968

Total costs and expenses	20,704	20,756	18,879

Operating income	1,192	1,290	2,532
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(615)	(739)	(838)
Less interest capitalized (Note 18)	84	59	9
Interest income and other (Notes 7 and 10)	70	214	24
Equity in income (loss) of affiliates (Note 7)	7	(6)	14
Real Estate and Related Assets:
Interest expense incurred	(55)	(55)	(57)
Less interest capitalized	55	55	57
Interest income and other	30	12	31
Equity in income of unconsolidated entities (Note 7)	58	57	52

Earnings from continuing operations before income taxes	826	887	1,824
Income taxes (Note 15)	(471)	(318)	(609)

Earnings from continuing operations	355	569	1,215
Discontinued operations, net of income taxes (Note 22)	98	164	68

Net earnings	$453	$733	$1,283

Basic earnings per share (Note 3):
Continuing operations	$1.45	$2.33	$5.16
Discontinued operations	0.40	0.67	0.29

Net earnings	$1.85	$3.00	$5.45

Diluted earnings per share (Note 3):
Continuing operations	$1.44	$2.32	$5.14
Discontinued operations	0.40	0.66	0.29

Net earnings	$1.84	$2.98	$5.43

Dividends paid per share	$2.20	$1.90	$1.60

See accompanying Notes to Consolidated Financial Statements.

» 53

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

ASSETS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Weyerhaeuser
Current assets:
Cash and cash equivalents	$223	$818
Receivables, less allowances of $17 and $15	1,569	1,707
Inventories (Note 4)	1,929	1,885
Prepaid expenses	400	414
Current assets of discontinued operations (Note 22)	—	52

Total current assets	4,121	4,876
Property and equipment, net (Note 5)	10,009	10,345
Construction in progress	407	527
Timber and timberlands at cost, less depletion charged to disposals	3,682	3,705
Investments in and advances to equity affiliates (Note 7)	499	486
Goodwill (Note 8)	2,203	2,982
Deferred pension and other assets (Note 9)	1,400	1,314
Restricted assets held by special purpose entities (Note 10)	917	916
Noncurrent assets of discontinued operations (Note 22)	—	171

	23,238	25,322

Real Estate and Related Assets
Cash and cash equivalents	20	286
Receivables, less discounts and allowances of $4 and $3	144	42
Real estate in process of development and for sale (Note 6)	1,449	1,055
Land being processed for development	1,365	1,037
Investments in unconsolidated entities, less allowances of $11 and $4 (Note 7)	72	61
Other assets	423	296
Consolidated assets not owned (Note 10)	151	130

	3,624	2,907

Total assets	$26,862	$28,229

See accompanying Notes to Consolidated Financial Statements.

54 «

CONSOLIDATED BALANCE SHEET

(CONTINUED)

LIABILITIES AND SHAREHOLDERS’ INTEREST
	DECEMBER 31, 2006	DECEMBER 25, 2005
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 11)	$72	$3
Current maturities of long-term debt (Notes 13 and 14)	494	381
Accounts payable	1,048	1,227
Accrued liabilities (Note 12)	1,515	1,622
Current liabilities of discontinued operations (Note 22)	—	22

Total current liabilities	3,129	3,255
Long-term debt (Notes 13 and 14)	7,069	7,404
Deferred income taxes (Note 15)	3,691	4,032
Deferred pension, other postretirement benefits and other liabilities (Note 9)	1,796	1,591
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 10)	765	764
Noncurrent liabilities of discontinued operations (Note 22)	—	3
Commitments and contingencies (Note 16)

	16,450	17,049

Real Estate and Related Assets
Notes payable and commercial paper (Note 11)	—	3
Long-term debt (Notes 13 and 14)	606	851
Other liabilities	606	417
Consolidated liabilities not owned (Note 10)	115	109
Commitments and contingencies (Note 16)

	1,327	1,380

Total liabilities	17,777	18,429

Shareholders’ interest (Note 17):
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 236,020,282 and 243,138,423 shares	295	304
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 1,987,770 and 2,045,315 shares	135	139
Other capital	3,812	4,227
Retained earnings	4,755	4,840
Cumulative other comprehensive income	88	290

Total shareholders’ interest	9,085	9,800

Total liabilities and shareholders’ interest	$26,862	$28,229

» 55

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS)

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006
	CONSOLIDATED
	2006	2005	2004
Cash flows from operations:
Net earnings	$453	$733	$1,283
Noncash charges (credits) to income:
Depreciation, depletion and amortization	1,283	1,337	1,322
Deferred income taxes, net (Note 15 and Note 22)	(174)	(424)	136
Pension and other postretirement benefits (Note 9)	132	172	185
Share-based compensation expense (Note 2)	28	(1)	—
Equity in (income) loss of affiliates and unconsolidated entities (Note 7)	(65)	(51)	(66)
Litigation charges (reduction in reserves) (Notes 16 and 18)	(118)	63	45
Charges for impairment of goodwill (Note 8)	749	—	—
Charges for impairment of assets (Notes 18, 19 and 20)	123	660	34
Loss on early extinguishment of debt	—	35	73
Donation of technology (Note 18)	—	—	23
Gain on disposition of assets and operations (Notes 7, 18, 21 and 22)	(68)	(293)	(332)
Charge for acquisition (Note 23)	9	—	—
Foreign exchange transaction gains (Note 18)	(28)	(16)	(27)
Effect to capitalize interest on excess qualifying assets (Note 18)	—	(43)	—
Decrease (increase) in working capital:
Receivables	29	(181)	(150)
Inventories, real estate and land	(315)	(225)	(227)
Prepaid expenses	(1)	54	(62)
Accounts payable and accrued liabilities	(240)	107	168
Deposits on land positions	(98)	(91)	(92)
Intercompany advances	—	—	—
Other	(90)	(84)	(45)

Net cash from operations	1,609	1,752	2,268

Cash flows from investing activities:
Property and equipment	(837)	(861)	(492)
Timberlands reforestation	(37)	(32)	(30)
Acquisition of timberlands	(78)	(64)	(100)
Acquisition of businesses and facilities, net of cash acquired (Note 23)	(240)	—	(17)
Investments in and advances to equity affiliates	(2)	43	9
Investment in restricted assets held by special purpose entities (Notes 10 and 21)	—	—	(362)
Proceeds from sale of:
Property, equipment and other assets	31	41	159
Operating facilities (Note 22)	273	1,209	—
Investments (Note 7)	—	115	—
Significant nonstrategic timberlands (Note 21)	—	—	384
Other	(9)	—	48

Cash from investing activities	(899)	451	(401)

Cash flows from financing activities:
Issuances of debt (Note 11)	4	173	—
Notes, commercial paper borrowings and revolving credit facilities, net	32	55	25
Cash dividends	(538)	(466)	(372)
Intercompany return of capital and cash dividends	—	—	—
Payments on debt	(620)	(2,196)	(1,960)
Proceeds from common share offering (Note 17)	—	—	954
Exercises of stock options	202	160	180
Repurchases of common stock (Note 17)	(672)	(11)	—
Excess tax benefits from share-based payment arrangements (Note 2)	23	—	—
Proceeds from liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 21)	—	—	302
Other	(2)	(11)	(1)

Cash from financing activities	(1,571)	(2,296)	(872)

Net change in cash and cash equivalents	(861)	(93)	995
Cash and cash equivalents at beginning of year	1,104	1,197	202

Cash and cash equivalents at end of year	$243	$1,104	$1,197

Cash paid during the year for:
Interest, net of amount capitalized	$528	$690	$785
Income taxes	$737	$632	$521

See accompanying Notes to Consolidated Financial Statements.

56 «

WEYERHAEUSER			REAL ESTATE AND RELATED ASSETS
2006	2005	2004	2006	2005	2004

$2	$275	$907	$451	$458	$376
1,258	1,321	1,308	25	16	14

(126)	(396)	151	(48)	(28)	(15)
127	167	181	5	5	4
26	(1)	—	2	—	—
(7)	6	(14)	(58)	(57)	(52)
(118)	63	45	—	—	—
749	—	—	—	—	—
87	627	34	36	33	—
—	35	73	—	—	—
—	—	23	—	—	—
(68)	(293)	(332)	—	—	—
9	—	—	—	—	—
(28)	(16)	(27)	—	—	—
—	(43)	—	—	—	—

132	(183)	(170)	(103)	2	20
(52)	(42)	(100)	(263)	(183)	(127)
(2)	43	(56)	1	11	(6)
(336)	137	130	96	(30)	38
—	—	—	(98)	(91)	(92)
(318)	(12)	21	318	12	(21)
(106)	(80)	(50)	16	(4)	5

1,229	1,608	2,124	380	144	144

(812)	(843)	(474)	(25)	(18)	(18)
(37)	(32)	(30)	—	—	—
(78)	(64)	(100)	—	—	—
(27)	—	(17)	(213)	—	—
(1)	(2)	(3)	(1)	45	12
—	—	(362)	—	—	—

30	41	159	1	—	—
273	1,209	—	—	—	—
—	115	—	—	—	—
—	—	384	—	—	—
(9)	—	48	—	—	—

(661)	424	(395)	(238)	27	(6)

4	173	—	—	—	—
51	75	16	(19)	(20)	9
(538)	(466)	(372)	—	—	—
—	—	1	—	—	(1)
(231)	(2,178)	(1,936)	(389)	(18)	(24)
—	—	954	—	—	—
202	160	180	—	—	—
(672)	(11)	—	—	—	—
23	—	—	—	—	—
—	—	302	—	—	—
(2)	(11)	(1)	—	—	—

(1,163)	(2,258)	(856)	(408)	(38)	(16)

(595)	(226)	873	(266)	133	122
818	1,044	171	286	153	31

$223	$818	$1,044	$20	$286	$153

$528	$690	$785	$—	$—	$—
$725	$290	$265	$12	$342	$256

» 57

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INTEREST AND COMPREHENSIVE INCOME

(DOLLAR AMOUNTS IN MILLIONS)

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006
	2006	2005	2004
Common shares:
Balance at beginning of year	$304	$300	$275
Issued for exercise of stock options	5	4	4
New shares issued	—	—	21
Repurchase of common shares	(14)	—	—

Balance at end of year	$295	$304	$300

Exchangeable shares:
Balance at beginning of year	$139	$144	$156
Retraction	(4)	(5)	(12)

Balance at end of year	$135	$139	$144

Other capital – common and exchangeable:
Balance at beginning of year	$4,227	$4,075	$2,940
Issued for exercise of stock options	197	156	176
New shares issued	—	—	933
Issued in retraction of exchangeable shares	4	5	12
Repurchase of common shares	(658)	(11)	—
Share-based compensation	21	—	—
Tax benefits on exercise of stock options	21	15	15
Other transactions, net	—	(13)	(1)

Balance at end of year	$3,812	$4,227	$4,075

Retained earnings:
Balance at beginning of year	$4,840	$4,573	$3,662
Net earnings	453	733	1,283
Cash dividends on common shares	(538)	(466)	(372)

Balance at end of year	$4,755	$4,840	$4,573

Cumulative other comprehensive income:
Balance at beginning of year	$290	$163	$76
Annual changes – net of tax:
Foreign currency translation adjustments	(34)	109	74
Additional minimum pension liability adjustments	65	(18)	13
Adjustment to initially apply FASB Statement No. 158	(174)	—	—
Cash flow hedge fair value adjustments	(60)	36	(1)
Unrealized gains on available-for-sale securities	1	—	1

Balance at end of year	$88	$290	$163

Total shareholders’ interest:
Balance at end of year	$9,085	$9,800	$9,255

Comprehensive income:
Net earnings	$453	$733	$1,283
Other comprehensive income:
Foreign currency translation adjustments	(34)	109	74
Additional minimum pension liability adjustments, net of tax expense (benefit) of $34 in 2006, $(9) in 2005, and $7 in 2004	65	(18)	13
Cash flow hedges:
Net derivative gains (losses), net of tax expense (benefit) of ($37) in 2006, $34 in 2005, and $1 in 2004	(57)	53	2
Reclassification of gains, net of tax expense of $2 in 2006, $10 in 2005, and $1 in 2004	(3)	(17)	(3)
Unrealized gains on available-for-sale securities	1	—	1

Total comprehensive income	$425	$860	$1,370

See accompanying Notes to Consolidated Financial Statements.

58 «

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

» 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006

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

Nature of Operations

The company’s business segments are:

•

Timberlands, which manages 5.7 million acres of company-owned and 0.7 million acres of leased commercial forestlands in North America (4.2 million acres in the southern United States and 2.2 million acres in the Pacific Northwest). Timberlands also has renewable long-term licenses on 26.8 million acres of forestland located in five provinces throughout Canada. The terms of the licenses are described under “Timber and Timberlands” below.

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
•

Containerboard, Packaging and Recycling, which manufactures and sells containerboard in North American, Pacific Rim, Latin America, and European markets and packaging products for domestic and Mexican markets, and which operates an extensive wastepaper recycling system that serves Weyerhaeuser mills and worldwide markets.

•

Real Estate and Related Assets, which is primarily engaged in developing single-family housing and residential lots for sale, including master planned communities, mainly in selected metropolitan areas in Arizona, California, Maryland, Nevada, Oregon, Texas, Virginia and Washington.

•

Corporate and Other, which includes marine transportation (Westwood Shipping Lines, a wholly-owned subsidiary), distribution, timberlands and converting facilities located outside North America, and general corporate support activities.

Fiscal Year End

The company’s fiscal year ends on the last Sunday of the calendar year. The company’s fiscal year in 2006 had 53 weeks ending on December 31, 2006. Fiscal years 2005 and 2004 each had 52 weeks.

Accounting Pronouncements Implemented

Accounting for Share-Based Compensation

The company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R) as of the beginning of fiscal year 2006. Statement 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Upon adoption, Statement 123R requires the fair value of employee awards issued, modified, repurchased or cancelled to be measured as of the grant or modification dates. The resulting cost is then recognized in the statement of earnings over the required service period. See Note 2: Share-Based Compensation for additional information including the effects of adopting Statement 123R.

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

60 «

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

Accounting for Defined Benefit Pension and Other Postretirement Plans

The company adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158) in the fourth quarter of 2006. Statement 158 requires that on a prospective basis employers recognize the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. Statement 158 also requires additional disclosures in the notes to financial statements. See Note 9: Pension and Other Postretirement Benefit Plans for additional information including the effects of adopting Statement 158.

Quantification of Prior Year Misstatements

The company adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) in the fourth quarter of 2006. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The implementation of SAB 108 did not have a material effect on the company’s Consolidated Financial Statements.

Prospective Accounting Pronouncements

Accounting for Income Tax Uncertainties

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (Interpretation 48). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The company is required to adopt Interpretation 48 in the first quarter of fiscal year 2007. Implementation of Interpretation 48 may result in the reclassification of certain balances, but management does not expect that such implementation will have a material effect on its Consolidated Financial Statements.

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

Accounting for Planned Major Maintenance Activities

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. The company currently applies the “accrue in advance” method of accounting for planned annual maintenance costs in its primary manufacturing mills. The company will be required to adopt FSP AUG AIR-1 in the first quarter of fiscal year 2007. The implementation of this standard will not have a material effect on the company’s consolidated financial position or annual results of operations. However, in accordance with Statement 154 discussed in “Accounting Pronouncements Implemented” above, the company will be required to retrospectively apply FSP AUG AIR-1 to its prior period financial

» 61

statements, which will result in an adjustment to the company’s 2006 quarterly results of operations in its comparative quarterly financial statements for fiscal year 2007. The company does not expect any adjustment to its annual results of operations as a result of implementation or retrospective application of FSP AUG AIR-1.

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

Certain commodity contracts, primarily related to the purchase of energy in place as of December 31, 2006, have been designated as cash flow hedges. The contracts settle between January 2007 and June 2008. The effective portions of changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in the fair value of all other derivative instruments not accounted for as hedges are also recognized in earnings in the period in which the changes occur.

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

The company has the following contracts for which hedge accounting is not being applied:

•

Variable rate swap agreement entered into with a major financial institution in which the company paid a floating rate based on LIBOR and received a floating return based on an investment fund index, with payments calculated on a notional amount. The swap was an overlay to investments and provided diversification benefits. The swap was settled quarterly and marked to market at each reporting date. All unrealized gains and losses were recognized in earnings currently. This swap agreement was terminated in the fourth quarter of 2006 and final settlement of the contract occurred in the first quarter of 2007.

•

Selected over-the-counter commodity contracts and lumber futures designed to manage the company’s purchases, sales and inventory. The swaps are settled monthly and the futures are settled on expiration. Both swaps and futures are marked to market at each reporting date. All unrealized gains and losses are recognized in earnings currently.

The company is exposed to credit-related gains or losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The annual notional amounts of the company’s derivative financial instruments were $191 million and $418 million at December 31, 2006, and December 25, 2005, respectively. The aggregate notional amounts of these derivative financial instruments were $201 million and $474 million at December 31, 2006, and December 25, 2005, respectively. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on contractual terms. The company’s use of derivative instruments resulted in gains of approximately $12 million in 2006, $22 million in 2005 and $12 million in 2004.

Cash and Cash Equivalents

Short-term investments with original maturities of 90 days or less are considered cash equivalents. Short-term investments are stated at amortized cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost more than half of domestic raw materials, in process and finished goods inventories. LIFO inventories

62 «

were $710 million and $669 million at December 31, 2006, and December 25, 2005, respectively. The balance of domestic raw material and product inventories, all materials and supplies inventories, and all foreign inventories is costed at either the first-in, first-out (FIFO) or moving average cost methods. Had the FIFO method been used to cost all inventories, the amounts at which product inventories are stated would have been $262 million and $240 million greater at December 31, 2006, and December 25, 2005, respectively.

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

Accounts Payable

The company’s banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $254 million and $284 million at December 31, 2006, and December 25, 2005, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheet.

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

» 63

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

Share-based Compensation

The company’s share-based compensation plans are described in Note 2: Share-Based Compensation. As discussed in “Accounting Pronouncements Implemented” in Note 1: Summary of Significant Accounting Policies, the company implemented Statement 123R at the beginning of fiscal year 2006. Under Statement 123R, share-based awards issued, modified, repurchased or cancelled after implementation under share-based payment arrangements are measured at fair value as of the grant dates or modification dates and the resulting cost is recognized in the statement of earnings over the service period.

Prior to 2006, the company applied the intrinsic-value method for share-based compensation to employees prescribed by APB 25 and related interpretations.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the company’s operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

Real Estate and Related Assets

Real estate and land under development is stated at cost unless events and circumstances trigger an impairment review. If a triggering event occurs and the asset’s carrying amount exceeds the undiscounted expected future cash flows, an impairment loss is recorded, which is the difference between book value of the asset and the asset’s fair value. The determination of fair value is based on appraisals and market pricing of comparable assets, when available, or the discounted value of estimated future cash flows from these assets.

Reclassifications

Certain reclassifications of prior period balances have been made for consistent presentation with the current period. See Note 18: Other Operating Costs (Income), Net regarding the reclassification of Weyerhaeuser interest capitalized to qualifying real estate assets in 2005. See Note 22: Discontinued Operations for a summary of the results of discontinued operations and balances associated with discontinued operations. These reclassifications had no impact on net earnings (loss) or shareholders’ interest.

NOTE 2: SHARE-BASED COMPENSATION

The company’s Long-Term Incentive Compensation Plan (the Plan) provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance share units. The exercise price of stock options and stock appreciation rights granted under the Plan is required to be at market price on the date of grant. No more than 17 million shares plus up to 1,939,181 shares subject to outstanding awards under prior plans that cease to be subject to such awards, may be issued under the Plan. The aggregate number of shares that may be issued as grants other than stock options or stock appreciation rights may not exceed 3,400,000. Participants are eligible to receive in any one calendar year stock options or stock appreciation rights relating to a maximum of 500,000 shares, or restricted stock, restricted stock units, performance shares, performance share units or other equity grants aggregating a maximum of 200,000 shares. Each year the Compensation Committee

64 «

of the Board of Directors (the Committee) establishes an overall pool of stock awards available for grant in any given year based on performance. For stock-settled awards, the company issues new stock into the marketplace and generally does not repurchase shares in connection with the issuance of new awards. Prior to 2006, only stock options and stock appreciation rights had been issued under the Plan. In 2006, the company also issued restricted stock units and performance share units under the Plan. If all options outstanding at December 31, 2006, including some options that were previously granted under an earlier plan, and all remaining options that could be granted under the Plan were exercised, the company’s common shares would increase by approximately 25 million shares.

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

Share-based compensation expense (income) recognized in 2006 for all share-based awards was $28 million, which included a $6 million charge in the first quarter for the cumulative effect to revalue the liability for stock appreciation rights as of December 25, 2005, from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards. Total compensation expense recognized for share-based awards in 2005 and 2004 was $11 million and $9 million, respectively. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based awards for 2006, 2005 and 2004 was $9 million, $4 million and $3 million, respectively. Statement 123R requires the benefits of tax deductions in excess of the compensation cost recognized for share-based awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis on the Consolidated Statement of Cash Flows. The company realized $23 million in excess tax benefits from share-based payment arrangements in 2006, which is shown as “Excess tax benefits from share-based payment arrangements” on the Consolidated Statement of Cash Flows. The company realized tax benefits on the exercise of stock options of $15 million in both 2005 and 2004. These amounts are included in other operating cashflows. As of December 31, 2006, there was approximately $31 million of total unrecognized compensation cost related to nonvested equity-classified share-based compensation arrangements granted under the Plan that is expected to be recognized over a weighted-average period of approximately 2.5 years. In addition, as of December 31, 2006, there was approximately $1 million of unrecognized compensation related to nonvested liability-classified stock appreciation rights that are expected to vest over a weighted-average period of approximately 3.1 years.

The following table illustrates the effect on 2005 and 2004 net earnings and net earnings per share as if the company had applied the fair value recognition provisions of Statement 123 to share-based employee compensation. For awards issued prior to 2006, the company defined the prior year as the service period for purposes of applying the fair value recognition provisions of Statement 123. As a result, share-based employee compensation expense is reflected as of the option grant dates in the following table:

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA
	2005	2004
Net earnings as reported	$733	$1,283
Less: incremental share-based employee compensation expense determined under fair-value-based method, net of related tax effects	(32)	(33)

Pro forma net earnings	$701	$1,250

Earnings per share:
Basic – as reported	$3.00	$5.45
Basic – pro forma	$2.86	$5.31
Diluted – as reported	$2.98	$5.43
Diluted – pro forma	$2.85	$5.28

» 65

Disclosures for 2006 are not presented because the amounts are recognized in the Consolidated Financial Statements and disclosures reflecting what 2006 results would have been if the provisions of Statement 123 had been applied would not be comparable.

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

During the second quarter of 2006, the Committee issued a special stock option grant to selected executives and other key employees which vests at the end of a two-year continuous service period and has a contractual term of five years.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes based option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the company’s stock, historical volatility of the company’s stock, and other factors. The company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of a Monte-Carlo simulation and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve over a period matching the expected term in effect at the time of grant.

VALUATION MODEL ASSUMPTIONS

	2006 GRANTS		2005 GRANTS	2004 GRANTS
	5 YEAR OPTIONS	10 YEAR OPTIONS	10 YEAR OPTIONS	10 YEAR OPTIONS
Expected volatility	20.92%	24.50%	29.52%	32.02%
Expected dividends	2.70%	2.86%	2.52%	2.55%
Expected term (in years)	3.38	5.21	4.73	5.02
Risk-free rate	4.88%	4.60%	3.91%	3.11%
Weighted average grant date fair value	$12.52	$14.98	$15.58	$16.03

A summary of stock option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below. The total intrinsic value of options exercised during 2006, 2005 and 2004, was $60 million, $43 million, and $44 million, respectively.

STOCK OPTION ACTIVITY

	OPTIONS (IN THOUSANDS)	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 25, 2005	14,808	$58.15
Granted	1,984	$70.23
Exercised	(3,651)	$55.19
Forfeited or expired	(137)	$61.93

Outstanding at December 31, 2006	13,004	$60.78	6.63	$131

Exercisable at December 31, 2006	6,609	$57.91	5.51	$85

66 «

Restricted Stock Units (RSUs)

The Plan provides for the award of RSUs, which are grants that entitle the holder to shares of the company’s common stock as the award vests. The company issued its first grant of RSUs during the first quarter of 2006. RSUs generally vest ratably over four years of continuous service and are forfeited upon termination of employment for any reason, including retirement. The grant date fair value of the RSU awards is equal to the market price of the company’s common stock on the date of grant.

A summary of the status of the company’s nonvested RSU awards as of December 31, 2006, and changes during the year then ended, is presented below:

SUMMARY OF NONVESTED RESTRICTED STOCK UNITS

	STOCK UNITS (IN THOUSANDS)	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 25, 2005	—	$—
Granted	345	$69.70
Forfeited	(22)	$69.77

Nonvested at December 31, 2006	323	$69.69

Because RSUs were first issued in 2006, no grant date fair value information is provided for prior periods and there were no RSU shares vested as of December 31, 2006.

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

A summary of PSU activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below. Stock unit quantities are based on target award levels.

SUMMARY OF NONVESTED PERFORMANCE SHARE UNITS

	STOCK UNITS (IN THOUSANDS)	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 25, 2005	—	$—
Granted	159	$69.68
Forfeited	(16)	$70.09

Nonvested at December 31, 2006	143	$69.62

Because PSUs were first issued in 2006, no grant date fair value information is provided for prior periods and there were no PSU shares vested as of December 31, 2006.

» 67

Stock Appreciation Rights (SARs)

The Plan provides for cash-settled SARs to be granted as part of a compensation award. SARs are similar to stock options; however, upon exercise the employee receives the difference between the current market price of the company’s common stock and the strike price of the SARs as a cash award and does not purchase the underlying stock. The grant date fair value of SARs is equal to the grant date fair value of the 10 year stock option grants disclosed above. SARs are generally issued to employees outside of the United States. SARs are liability-classified awards and are remeasured to fair value at each reporting date.

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

The valuation assumptions noted in the following table represent the weighted average inputs used in the Black-Scholes valuation model as of December 31, 2006 for SARs granted during 2006. Prior to the adoption of Statement 123R, the company’s SAR liability was based on the intrinsic value of the outstanding SAR awards; as such, valuation assumptions are not applicable for 2005 and 2004.

VALUATION MODEL ASSUMPTIONS

AS OF DECEMBER 31, 2006
Expected volatility	22.26%
Expected dividends	3.37%
Expected term (in years)	4.12
Risk-free rate	4.30%
Weighted average fair value	$12.62

A summary of SAR activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

SUMMARY OF STOCK APPRECIATION RIGHTS ACTIVITY

	RIGHTS (IN THOUSANDS)	WEIGHTED- AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 25, 2005	970	$58.92
Granted	179	$69.72
Exercised	(271)	$56.85
Forfeited or expired	(20)	$63.43

Outstanding at December 31, 2006	858	$61.72	6.83	$8

Exercisable at December 31, 2006	359	$58.54	5.18	$4

The total intrinsic value of SARs settled during 2006, 2005 and 2004 was $4 million, $3 million, and $4 million respectively.

Deferred Compensation Stock Equivalent Units

The company allows certain employees to defer all or a portion of their bonus into company common stock equivalent units, with a 15 percent premium applied if payment is delayed for at least five years. A portion of the annual retainer fee for directors of the company is also required to be deferred into company stock equivalent units and directors may choose to defer some or all of the remainder of their annual retainer fee into company stock equivalent units. No premium is applied to director deferrals. The employees and directors elect when the deferrals will be paid out and all deferred compensation accounts are ultimately settled in cash. As such, the deferred compensation stock equivalent units are liability-classified awards and are remeasured to fair value at each reporting period.

68 «

Stock equivalent accounts are credited with dividend equivalents, and the fair value of a stock equivalent unit is equal to the market price of the company’s common stock. As of December 31, 2006, and December 25, 2005, the company had approximately 397,000 and 414,000 stock equivalent units, respectively, outstanding in its deferred compensation accounts.

NOTE 3: NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and exchangeable shares outstanding during the period. Diluted net earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and exchangeable shares outstanding, plus the effect of dilutive potential common shares outstanding during the period, calculated using the treasury stock method. Dilutive potential common shares can include outstanding stock options, restricted stock units and performance share units. The components of basic and diluted earnings per share are as follows:

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS
	2006	2005	2004
Earnings from continuing operations	$355	$569	$1,215
Earnings from discontinued operations	98	164	68

Net earnings available for common and exchangeable shareholders	$453	$733	$1,283

Weighted average outstanding shares of common and exchangeable stock (basic)	244,931	244,447	235,453
Dilutive effect of share-based awards	776	1,112	1,093

Common and exchangeable stock and stock equivalents (dilutive)	245,707	245,559	236,546

Basic earnings per share:
Continuing operations	$1.45	$2.33	$5.16
Discontinued operations	0.40	0.67	0.29

Net earnings	$1.85	$3.00	$5.45

Diluted earnings per share:
Continuing operations	$1.44	$2.32	$5.14
Discontinued operations	0.40	0.66	0.29

Net earnings	$1.84	$2.98	$5.43

Options to purchase 1,729,971 shares were not included in the computation of diluted earnings per share for 2006, because of their anti-dilutive effect. Performance share units with potential maximum awards of 286,520 shares were not included in the computation of diluted earnings per share for 2006 due to performance targets not being satisfied at the end of the period.

Options to purchase 2,500 shares in 2005 and 153,900 shares in 2004 were not included in the computation of diluted earnings per share because of their anti-dilutive effect during those periods.

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. During 2006, the company purchased 10,826,800 shares of common stock for $672 million under the program. As of December 31, 2006, the company had repurchased approximately 11 million shares of common stock under the program. All common stock purchases under the program were made in open-market transactions. The company expects to complete the common stock repurchase program within two years of the authorization.

NOTE 4: INVENTORIES

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Logs and chips	$101	$142
Lumber, plywood, panels and engineered lumber	457	409
Pulp and paper	402	435
Containerboard and packaging	270	232
Other products	214	196
Materials and supplies	485	471

	$1,929	$1,885

» 69

NOTE 5: PROPERTY AND EQUIPMENT

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2006	DECEMBER 25, 2005
Property and equipment, at cost:
Land		$303	$299
Buildings and improvements	10 – 40	3,172	3,118
Machinery and equipment	2 – 25	17,900	17,614
Rail and truck roads	10 – 20	575	558
Other	3 – 10	457	446

		22,407	22,035
Less allowance for depreciation and amortization		(12,398)	(11,690)

		$10,009	$10,345

Estimated service lives for buildings and improvements are generally at the high and low end of the range disclosed above, depending on the type and permanence of construction. Maximum service lives for machinery and equipment used in timberlands operations, wood products manufacturing facilities and primary pulp and paper mills are 15 years, 20 years, and 25 years, respectively. Estimated service lives of assets acquired in purchase business combinations represent the estimated remaining useful lives of the assets as of the date of the acquisitions and have shorter service lives than assets constructed or purchased new by the company. Depreciation expense was $1.2 billion for each of 2006, 2005 and 2004.

NOTE 6: REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Dwelling units	$647	$545
Residential lots	782	481
Commercial acreage and other inventories	20	29

	$1,449	$1,055

NOTE 7: EQUITY AFFILIATES

Investments in unconsolidated equity affiliates over which the company has significant influence are accounted for using the equity method with taxes provided on undistributed earnings.

Weyerhaeuser

Weyerhaeuser’s equity affiliates as of December 31, 2006, are:

•

Liaison Technologies, LLC – Liaison Technologies is a 29 percent owned joint venture formed to develop and operate global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries.

•

Nelson Forests Joint Venture – Nelson is an investment in which Weyerhaeuser owns a 51 percent financial interest and has a 50 percent voting interest, which holds Crown Forest License cutting rights, freehold land and related assets on the South Island of New Zealand. In February 2006, the company announced its intent to sell its New Zealand assets.

•	North Pacific Paper Corporation (“NORPAC”) – NORPAC is a 50 percent owned joint venture that has a newsprint manufacturing facility in Longview, Washington.
•	Optiframe Software LLC – Otiframe is a 50 percent owned joint venture that develops whole-house design and optimization software for the building industry.
•

RII Weyerhaeuser World Timberfund, L.P. – World Timberfund is a 50 percent owned limited partnership that invests in timberlands and related assets outside the United States. This partnership’s primary focus is in plantation forests in Uruguay and Australia.

•	Southern Cone Timber Investors Limited –Southern Cone is a 50 percent owned joint venture that has invested in timberlands in Uruguay. The entity’s primary focus is in plantation forests in Uruguay.

The company sold its interest in MAS Capital Management Partners, L.P. (MAS) in July 2005. The company received net cash proceeds of approximately $115 million for the sale of its interest in MAS and recognized a pretax gain on the sale of MAS of approximately $115 million in the third quarter of 2005. This gain is included in interest income and other in the accompanying consolidated statement of earnings.

70 «

Unconsolidated financial information for affiliated companies accounted for by the equity method, including information for MAS for the periods that the company held an interest in MAS, is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Current assets	$180	$160
Noncurrent assets	$1,143	$1,131
Current liabilities	$141	$150
Noncurrent liabilities	$266	$271

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Net sales and revenues	$695	$652	$636
Operating income	$27	$26	$26
Net income	$11	$12	$12

Weyerhaeuser provides goods and services to these affiliates, which vary by entity, in the form of raw materials, management and marketing services, support services and shipping services. Additionally, Weyerhaeuser purchases finished product from certain of these entities.

At December 31, 2006 and December 25, 2005, Weyerhaeuser had payable balances to NORPAC of $70 million and $119 million, respectively. The payable balances represent cash managed by Weyerhaeuser under a services agreement.

Real Estate and Related Assets

Unconsolidated financial information for unconsolidated entities that are accounted for by the equity method is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Current assets	$64	$36
Noncurrent assets	$1,080	$908
Current liabilities	$85	$38
Noncurrent liabilities	$682	$585

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Net sales and revenues	$113	$112	$88
Operating income	$64	$75	$64
Net income	$54	$64	$67

NOTE 8: GOODWILL

The following table provides a reconciliation of changes in the carrying amount of goodwill during 2006:

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBER AND WHITE PAPERS	CONTAINERBOARD, PACKAGING AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 25, 2005	$40	$798	$857	$1,275	$12	$2,982
Impairment of goodwill	—	—	(749)	—	—	(749)
Effect of foreign currency translation and other adjustments	—	7	—	—	2	9
Tax adjustments	—	(5)	(3)	(31)	—	(39)

Balance as of December 31, 2006	$40	$800	$105	$1,244	$14	$2,203

» 71

Based on an evaluation of the value of assets and liabilities within the fine paper reporting unit as part of its strategic review, the company estimated that the implied net value of fine paper goodwill was zero. The company recognized a charge of $749 million in 2006 for the impairment of the goodwill associated with the fine paper reporting unit.

Other adjustments above include a total of $39 million in tax adjustments related to the acquisition of Willamette Industries and MacMillan Bloedel.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The company sponsors several retirement programs for its employees. In the United States, this includes pension plans that are qualified under the Internal Revenue Code (qualified) as well as a plan that provides benefits in addition to those provided under the qualified plans for a select group of employees, which is not qualified under the Internal Revenue Code (nonqualified). In Canada, plans are registered under the Income Tax Act and under their respective provincial pension acts (registered), or plans may provide additional benefits to a select group of employees, and not be registered under the Income Tax Act or provincial pension acts (nonregistered). Retiree medical and life plans are offered in both countries. These plans are typically not prefunded. The company uses a fiscal year end measurement date for its plans.

The company adopted the provisions of Statement 158 as of December 31, 2006, which requires that the funded status of pension and other postretirement benefit plans be presented on the balance sheet. No adjustments were made to the balance sheet as of December 25, 2005. See Note 1: Summary of Significant Accounting Policies – Accounting Pronouncements Implemented.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets for the two-year period ended December 31, 2006:

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2006	2005	2006	2005
Reconciliation of benefit obligation:
Benefit obligation as of prior year-end	$5,133	$4,705	$1,019	$917
Service cost	147	138	26	22
Interest cost	291	277	62	55
Plan participants’ contributions	3	2	12	13
Actuarial loss	172	200	92	57
Foreign currency exchange rate changes	—	66	—	14
Benefits paid	(354)	(280)	(69)	(66)
Plan amendments	12	46	(6)	9
Plan transfers	2	2	—	—
Curtailments	(1)	(24)	—	(2)
Special termination benefits	1	1	—	—

Benefit obligation at end of year	$5,406	$5,133	$1,136	$1,019

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year (actual)	$5,643	$5,006	$1	$2
Actual return on plan assets	888	476	—	—
Foreign currency exchange rate changes	—	60	—	—
Employer contributions	67	63	56	51
Plan participants’ contributions	3	2	12	13
Benefits paid	(354)	(280)	(69)	(66)
Plan transfers	2	2	—	—

Fair value of plan assets at end of year (estimated)	$6,249	$5,329	$—	$—

Pension assets at year end are estimated due to timing and the nature of the underlying investments. The estimated pension asset value as of December 25, 2005, was $5.3 billion compared to an actual asset value of $5.6 billion.

72 «

The funded status of these plans and amounts recognized in the balance sheet as of December 25, 2005 under prior accounting rules is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 25, 2005
	PENSION	OTHER POSTRETIREMENT BENEFITS
Funded status – over (under) funded	$196	$(1,019)
Unrecognized prior service (credit) cost	280	(82)
Unrecognized net loss	296	455

Prepaid (accrued) benefit cost	$772	$(646)

Prepaid benefit costs	$795
Accrued liabilities	(187)
Intangible assets	10
Cumulative other comprehensive loss	154

Net amount recognized	$772

The funded status of these plans and amounts recognized in the balance sheet as of December 31, 2006 under Statement 158 is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006
	PENSION	OTHER POSTRETIREMENT BENEFITS	TOTAL
Noncurrent assets	$1,035	$—	$1,035
Current liabilities	(18)	(65)	(83)
Noncurrent liabilities	(174)	(1,071)	(1,245)

Funded status	$843	$(1,136)	$(293)

Pretax amounts included in cumulative other comprehensive income (loss) as of December 31, 2006 are as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006
	PENSION	OTHER POSTRETIREMENT BENEFITS	TOTAL
Net gain (loss)	$277	$(511)	$(234)
Prior service credit (cost)	(254)	78	(176)

Net amount recognized (pretax)	$23	$(433)	$(410)

The unamortized net loss for other postretirement benefits is net of a $138 million unamortized net gain related to the U.S. Medicare Part D subsidy. This subsidy is nontaxable. As a result, deferred taxes recognized in accumulated other comprehensive income related to the unamortized net gain (loss) reflect an effective rate of 57 percent as compared to an effective tax rate of 39 percent applicable to the unamortized prior service credit (cost).

» 73

The incremental effect of applying the provisions of Statement 158 on the balance sheet as of December 31, 2006 is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006
	BEFORE APPLICATION OF STATEMENT 158	ADJUSTMENT	AFTER APPLICATION OF STATEMENT 158
Assets:
Deferred pension and other assets:
Noncurrent pension asset	$937	$98	$1,035
Intangible pension asset	3	(3)	—

	$940	$95	$1,035

Liabilities:
Accrued liabilities:
Current pension and postretirement liability	$—	$(83)	$(83)
Deferred pension, other postretirement benefits and other liabilities:
Noncurrent pension and postretirement liability	(877)	(368)	(1,245)

	$(877)	$(451)	$(1,328)

Shareholders’ interest:
Cumulative other comprehensive income (loss) (pretax)	$(54)	$(356)	$(410)
Tax benefit (expense)	20	182	202

Cumulative other comprehensive income (loss) (net of tax)	$(34)	$(174)	$(208)

Estimated amounts that will be amortized from other comprehensive income during 2007 are as follows:

DOLLAR AMOUNTS IN MILLIONS
	PENSION	POSTRETIREMENT	TOTAL
Net loss	$10	$32	$42
Prior service (credit) cost	$38	$(10)	$28

The company funds its qualified and registered pension plans and a portion of its nonregistered plans. The company accrues for nonqualified pension benefits and health and life postretirement benefits. The company does not expect to have an obligation to fund its United States qualified pension plans in 2007, but does expect to contribute approximately $37 million to its Canadian pension plans (registered and nonregistered) in 2007. If the Domtar Transaction closes as anticipated in the first quarter of 2007 (see Note 22: Discontinued Operations), the company expects its contributions to the Canadian plans to be reduced by approximately $5 million.

A surplus sharing proposal has been approved by the required number of plan members of three of the Canadian registered plans and submitted to the provincial regulators for approval. The company expects approximately $4 million in assets from these plans will revert to the company once the proposal is approved by the provincial regulators.

The company estimates the projected benefit payments under its United States. and Canadian pension and other postretirement benefit plans over the next ten years will be as follows:

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2007	$308	$65
2008	$302	$67
2009	$319	$69
2010	$334	$71
2011	$353	$73
2012-2016	$2,020	$392

74 «

The accumulated benefit obligation for all of the company’s defined benefit pension plans was $5.0 billion and $4.8 billion at December 31, 2006, and December 25, 2005, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $218 million, $203 million and $29 million, respectively, as of December 31, 2006, and $1 billion, $968 million and $780 million, respectively, as of December 25, 2005.

Description of Investment Policies and Strategies

Qualified and registered plans

The strategy of the United States pension trust is to invest directly and via total return partnership swaps in a diversified mix of nontraditional strategies, including hedge funds, private equity, opportunistic real estate and other externally managed alternative investment funds. Equity index and fixed income derivative instruments are used to supplement the market exposures embedded in such investments. These additional financial instruments constitute indirect investments held by the United States pension trust that serve to increase the return and risk profile of the investment portfolio. The overall return earned by the pension trust is the aggregate of returns earned on direct investments and returns earned on the derivatives. The Canadian pension trust has a similar investment strategy. However, it concentrates direct investments into cash and cash equivalents while gaining return exposures through financial instruments, such as total return and index swaps. The company has not established target allocations for the direct investment portfolio or the derivatives.

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

Nonregistered plans

The Canadian nonregistered plans are funded using Retirement Compensation Arrangements (RCAs). Under Canadian tax rules, 50 percent of any contribution to an RCA goes to a non-interest-bearing refundable tax account held by Canada Revenue Agency. This means that on average over time, it is expected that approximately 50 percent of the plans’ assets are not invested. The invested portion of the plans’ assets consists of a portfolio of equities.

Retiree life insurance

The plan was funded by a Premium Deposit Fund (PDF) held by the insurance carrier. That fund was used to pay premiums for current retirees covered under the United States retiree life insurance plan for salaried employees. The company has paid premiums from the fund, but has made no contributions to the fund. This fund was fully drawn down during fiscal year 2006.

Allocation of Assets by Category

QUALIFIED AND REGISTERED PENSION PLANS

	DECEMBER 31, 2006	December 25, 2005
Private equity and related funds	26.3%	23.6%
Real estate and related funds	3.9	5.2
Common stock and equity index instruments	0.9	1.0
Fixed income	15.5	27.5
Hedge funds	53.4	43.0
Net receivables	0.4	0.1
Accrued liabilities	(0.4)	(0.4)

	100.0%	100.0%

NONREGISTERED PLANS

	DECEMBER 31, 2006	DECEMBER 25, 2005
Equities	53.8%	50.6%
Cash and cash equivalents	46.2	49.4

	100.0%	100.0%

» 75

RETIREE LIFE INSURANCE

DECEMBER 25, 2005
Bonds	85.4%
Commercial mortgages	9.8
Hedge funds	2.7
Short-term investments, cash and cash equivalents	1.4
Real estate	0.5
Equities	—
Other	0.2

100.0%

Derivatives

The approximate fair value of derivatives held by the qualified and registered plans as of December 31, 2006, and December 25, 2005, is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Private equity and related funds	$—	$1
Common stock and equity index instruments	54	42
Fixed income	31	7
Hedge funds	507	377
Net (payables) receivables	6	(1)

	$598	$426

The total approximate notional amount of derivatives held by the qualified and registered plans as of December 31, 2006, and December 25, 2005, is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Private equity and related funds	$294	$209
Common stock and equity index instruments	1,179	1,757
Fixed income	2,667	1,769
Hedge funds	2,802	1,945

	$6,942	$5,680

Actuarial Assumptions

The assumptions used in the measurement of the company’s benefit obligations are as follows:

ASSUMPTIONS USED IN MEASURING BENEFIT OBLIGATIONS

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2006	DECEMBER 25, 2005	DECEMBER 31, 2006	DECEMBER 25, 2005

Discount rate:
United States	5.80%	5.90%	5.80%	5.90%
Canada	5.15%	5.15%	5.15%	5.15%
Rate of compensation increase:
Salaried (United States and Canada)	3.50%	3.50%	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	N/A	N/A

76 «

COMPONENTS OF NET PERIODIC BENEFIT COSTS

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POST-RETIREMENT BENEFITS
	2006	2005	2004	2006	2005	2004

Service cost	$147	$138	$128	$26	$22	$24
Interest cost	291	277	270	62	55	52
Expected return on plan assets	(478)	(402)	(385)	—	—	—
Amortization of loss	19	33	32	35	27	25
Amortization of prior service cost	37	38	34	(9)	(9)	(12)
Recognition of curtailment, settlement and/or special termination benefits due to closure, sale, plan termination and other	2	(7)	17	—	—	—

	$18	$77	$96	$114	$95	$89

ASSUMPTIONS USED IN MEASURING NET PERIODIC BENEFIT COSTS

	PENSION			OTHER POST-RETIREMENT BENEFITS
	2006	2005	2004	2006	2005	2004

Discount rate:
United States	5.90%	6.00%	6.25%	5.90%	6.00%	6.25%
Canada	5.15%	6.00%	6.25%	5.15%	6.00%	6.25%
Expected return on plan assets:
Qualified/registered plans	9.50%	9.50%	9.50%
Nonregistered plans	4.75%	4.75%	4.75%
Retiree life insurance				3.64%	3.79%	3.99%
Rate of compensation increase:
Salaried (United States and Canada)	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.50%	3.50%	N/A	N/A	N/A

Determination of Expected Return on Plan Assets Assumption

Qualified and registered plans

The expected return on plan assets assumption reflects the company’s best estimate regarding the long-term expected return on the United States portfolio. The expected return assumption is based on historical fund returns. The Canadian fund’s investment strategy has mirrored that of the United States plan since 1998. Over the period of 22 years during which this investment strategy has been pursued, the United States fund has achieved a net compound annual return of 17.8 percent. The determination of the expected return on plan assets assumption requires a high degree of judgment and places weight on more recent pension plan asset performance. The expected return on plan assets assumption of 9.5 percent as of December 31, 2006, is comprised of 8 percent from direct investments and 1.5 percent from derivatives.

The composition of the actual return on plan assets in each of the years in the three-year period ended December 31, 2006, is estimated as follows:

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Direct investments	$669	$305	$378
Derivatives	217	171	253

	$886	$476	$631

Nonregistered plans

The expected rate of return on the assets supporting the nonregistered plans is 4.75 percent per year. This includes an expected long-term rate of return on the equity portion of this portfolio of 9.50 percent per year based on a combination of historical experience and future return expectations. As noted above, 50 percent of contributions to this plan are held in a non-interest-bearing account held by the Canada Revenue Agency.

Retiree life insurance

The expected long-term rate of return on this fund was 3.64 percent. This was based on historical interest credited on the fund. However, the fund was fully drawn down in 2006, so this assumption will no longer be applicable.

» 77

Other Information

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the following assumptions were used for the annual rate of increase in the per capita cost of covered health care benefits:

	2006		2005
	United States	Canada	United States	Canada
Weighted health care cost trend rate assumed for next year	10.0%	6.3%	10.0%	5.9%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	5.0%	4.3%	5.0%	4.2%
Year that the rate reaches the ultimate trend rate	2013	2011	2012	2010

A one percent change in assumed health care cost trend rates would have the following effects:

AS OF DECEMBER 31, 2006 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	(1% DECREASE)
Effect on total of service and interest cost components	$10	$(8)
Effect on accumulated postretirement benefit obligation	$123	$(106)

In addition to the company-sponsored pension and postretirement plans discussed above, approximately 2,700 employees are covered by union-administered multi-employer pension plans to which the company makes negotiated contributions based generally on fixed amounts per hour per employee. Contributions to these plans were approximately $10 million in 2006, and $13 million in 2005 and 2004.

The company also sponsors multiple postretirement plans for its United States employees. Medical plans have various levels of coverage and plan participant contributions. Life insurance plans are noncontributory. Canadian employees are covered under multiple postretirement plans that provide medical and life insurance benefits.

The company sponsors various defined contribution plans for United States and Canadian salaried and hourly employees. The basis for determining plan contributions varies by plan. The amounts contributed to the plans for participating employees were approximately $62 million, $61 million, and $57 million in 2006, 2005 and 2004, respectively.

NOTE 10: CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

During 2002 through 2004, the company sold certain significant nonstrategic timberlands. See Note 21: Significant Sale of Nonstrategic Timberlands. The company consolidates the assets and liabilities of the buyer-sponsored special purpose entities and the monetization special purpose entities (collectively the “SPEs”) involved in these transactions. However, because the SPEs are separate and distinct legal entities from the company, the assets of the SPEs are not available to satisfy the liabilities and obligations of the company and the liabilities of the SPEs are not liabilities or obligations of the company. During the second quarter of 2005, following completion of a re-evaluation of Interpretation 46R, the balance of deferred gains on the sales of nonstrategic timberlands was recognized in income, resulting in a $57 million pretax gain on previous timberlands sales.

Sales proceeds paid to buyer-sponsored SPEs are invested in restricted bank financial instruments of $909 million as of both December 31, 2006, and December 25, 2005. As of December 31, 2006, maturities of the bank financial instruments were as follows: $110 million in 2012, $184 million in 2013, $253 million in 2019, and $362 million in 2020. The weighted average interest rate on the bank financial instruments was 5.43 percent as of December 31, 2006, and 5.15 percent as of December 25, 2005. The monetization SPEs had long-term debt of $757 million as of December 31, 2006, and $756 million as of December 25, 2005. As of December 31, 2006, maturities of the debt were as follows: $92 million in 2012, $154 million in 2013, $209 million in 2018, and $302 million in 2019. The weighted average interest rate on the debt was 5.79 percent as of December 31, 2006, and 5.50 percent as of December 25, 2005. The monetization SPEs are exposed to credit-related losses in the event of nonperformance by the banks, but the company does not expect the banks to fail to meet their obligations. The accompanying consolidated statement of earnings includes interest expense on SPE debt of $44 million and $45 million, and interest income on SPE investments of $54 million and $52 million in 2006 and 2005, respectively. No comparable activity is included in interest income or interest expense in 2004.

78 «

The company’s real estate development subsidiaries enter into options to acquire lots at fixed prices in the ordinary course of business, primarily for the purpose of building single-family homes. In addition, a subsidiary in the Real Estate and Related Assets segment provides subordinated financing to third-party developers and homebuilders. Both fixed-price purchase options and subordinated financing constitute variable interests under Interpretation 46R. At December 31, 2006, the company’s real estate subsidiaries have consolidated seven entities under Interpretation 46R, with estimated assets of $122 million and estimated liabilities of $90 million. At December 25, 2005, the company’s real estate subsidiaries had consolidated five entities under Interpretation 46R with estimated assets of $76 million and estimated liabilities of $62 million. As of December 31, 2006, the company’s real estate development subsidiaries have 9 lot option purchase agreements entered into prior to December 31, 2003, with deposits of approximately $46 million at risk. After exhaustive efforts, the company has not been able to obtain the information necessary to determine whether or not it is required to consolidate any of these entities under Interpretation 46R. The total amount that would be paid under these purchase options, if fully exercised, is approximately $151 million. In addition, as of December 31, 2006, the company’s real estate development subsidiaries have 20 lot option purchase agreements with entities created after December 30, 2003, with deposits of approximately $28 million at risk, where the company is not the primary beneficiary and is not required to consolidate the entities. The total amount that would be paid under these option purchase agreements, if fully exercised, is approximately $329 million. One of the company’s real estate subsidiaries has approximately $14 million in subordinated loans at risk at December 31, 2006, in 38 variable interest entities.

NOTE 11: SHORT-TERM BORROWINGS AND LINES OF CREDIT

Borrowings

Weyerhaeuser had $72 million of short-term borrowings outstanding as of December 31, 2006, including $70 million of commercial paper with a weighted average interest rate of 5.5 percent. Weyerhaeuser had $3 million in short-term borrowings outstanding as of December 25, 2005.

Real Estate and Related Assets had short-term borrowings of $3 million outstanding as of December 25, 2005. Weyerhaeuser Company guarantees the commercial paper borrowing of Weyerhaeuser Real Estate Company (WRECO) in return for a fee equal to one-quarter of 1 percent of the outstanding commercial paper balance. To keep the guarantee, WRECO has agreed to maintain unused non-guaranteed credit arrangements that are equal to or greater than the outstanding commercial paper. WRECO paid no fees to Weyerhaeuser in 2006 or 2005. Fees paid by WRECO to Weyerhaeuser Company were less than $1 million in 2004.

Lines of Credit

In December 2006, Weyerhaeuser and WRECO entered into two multi-year revolving credit facility agreements: a $1.2 billion revolving credit facility that expires in March 2010 and a $1.0 billion 5-year revolving credit facility that expires in December 2011. The entire amount of each facility is available to Weyerhaeuser and WRECO can borrow up to $400 million of each facility. Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowings of the other under these facilities. Borrowings under these facilities are at LIBOR plus a spread or other such interest rates mutually agreed to between the borrower and the lending banks.

As of December 25, 2005 Weyerhaeuser’s lines of credit included a five-year revolving credit facility entered into in 2005 with a group of banks that provided for borrowing of up to $1.2 billion, all of which was available to Weyerhaeuser and $400 million of which was available to WRECO and a five-year revolving credit facility entered into in 2002 with a group of banks that provided for borrowing of up to $800 million, all of which was available to Weyerhaeuser. The agreements were scheduled to expire in March of 2010 and March of 2007 respectively. These were both canceled during 2006.

Weyerhaeuser Company Limited, a wholly-owned Canadian subsidiary (Weyerhaeuser Limited), has a revolving credit facility agreement with a group of banks that expires in December 2008 and that provides for borrowings up to a total amount of $200 million (Canadian), or approximately $172 million (U.S.), all of which was fully drawn upon as of December 31, 2006 and December 25, 2005. Weyerhaeuser Company is a guarantor of the borrowings of Weyerhaeuser Limited under this facility. In January 2007, Weyerhaeuser Limited repaid the outstanding balance and terminated this facility.

As of December 31, 2006, the company has $517 million in letters of credit against the March 2010 credit facility, primarily related to an appeal bond posted in the Paragon litigation (see Note 16: Legal Proceedings, Commitments and Contingencies). Of the total committed bank facilities of $2.4 billion, $1.6 billion was available as of December 31, 2006, for incremental borrowings.

Other

In addition, Weyerhaeuser has entered into letters of credit in the amount of $634 million and surety bonds with an estimated amount of $757 million as of December 31, 2006. As of December 25, 2005, Weyerhaeuser had entered into letters of credit in the amount of $636 million and surety bonds with an estimated amount of $758 million.

The Real Estate and Related Assets segment has entered into letters of credit in the amount of $34 million and $32 million and surety bonds with an estimated amount of $655 million and $559 million as of December 31, 2006, and December 25, 2005, respectively.

The company’s compensating balance requirements were not significant.

» 79

NOTE 12: ACCRUED LIABILITIES

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Payroll – wages and salaries, incentive awards, retirement and vacation pay	$688	$591
Income taxes	128	255
Taxes – Social Security and real and personal property	70	71
Current portion of product liability reserves	7	21
Interest	164	162
Other	458	522

	$1,515	$1,622

NOTE 13: LONG-TERM DEBT

Weyerhaeuser long-term debt, including the current portion, is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
6.75% notes due 2006	$—	$150
8.375% debentures due 2007	85	85
6.125% notes due 2007	378	378
5.95% debentures due 2008	525	525
5.25% notes due 2009	37	37
6.75% notes due 2012	1,683	1,683
7.50% debentures due 2013	250	250
7.25% debentures due 2013	250	250
6.95% debentures due 2017	300	300
7.00% debentures due 2018	100	100
9.00% debentures due 2021	150	150
7.125% debentures due 2023	250	250
8.50% debentures due 2025	300	300
7.95% debentures due 2025	250	250
7.70% debentures due 2026	150	150
7.35% debentures due 2026(1)	150	200
7.85% debentures due 2026	200	200
6.95% debentures due 2027	300	300
7.375% notes due 2032	1,250	1,250
6.875% notes due 2033	275	275
Industrial revenue bonds, rates from 3.61% (variable) to 9.0% (fixed), due 2007–2027	304	316
Medium-term notes, rates from 6.45% to 7.30%, due 2009–2013	166	167
Borrowings under three-year revolving credit facility	172	172
Other	40	48

	7,565	7,786
Less unamortized discounts	(2)	(1)

	$7,563	$7,785

Portion due within one year	$494	$381

(1)	Holders had the option to demand repayment in 2006 and partially exercised this option by calling $50 million of the debt.

Real Estate and Related Assets segment long-term debt, including the current portion, is as follows:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Notes payable, unsecured; weighted average interest rates are approximately 6.1% and 6.3%, due 2007-2027	$597	$850
Notes payable, secured; weighted average interest rates are approximately 6.0% and 8.5%, due 2007-2035	9	1

	$606	$851

Portion due within one year	$1	$250

80 «

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006
	WEYERHAEUSER	REAL ESTATE AND RELATED ASSETS
Long-term debt maturities:
2007	$494	$1
2008	$728	$148
2009	$123	$53
2010	$9	$40
2011	$2	$100
Thereafter	$6,209	$264

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006		DECEMBER 25, 2005
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Weyerhaeuser:
Financial liabilities:
Long-term debt (including current maturities)	$7,563	$7,887	$7,785	$8,370
Real Estate and Related Assets:
Financial liabilities:
Long-term debt (including current maturities)	$606	$606	$851	$861

The fair value of long-term debt is estimated based on quoted market prices for the same issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

NOTE 15: INCOME TAXES

Earnings from continuing operations before income taxes are comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Domestic earnings	$595	$1,646	$1,590
Foreign earnings (loss)	231	(759)	234

	$826	$887	$1,824

Provisions for income taxes from continuing operations include the following:

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Federal:
Current	$540	$577	$427
Deferred	(161)	(103)	37

	379	474	464

State:
Current	65	79	53
Deferred	(27)	(20)	11

	38	59	64

Foreign:
Current	30	(73)	28
Deferred	24	(142)	53

	54	(215)	81

	$471	$318	$609

» 81

A reconciliation between the federal statutory tax rate and the company’s effective tax rate applicable to continuing operations is as follows:

	2006	2005	2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	4.7	2.3
Tax credits	(2.4)	(4.3)	(1.9)
Export sales incentive	(0.8)	(1.3)	(0.7)
Rate changes	(2.4)	(2.3)	—
Dividend repatriation	—	4.9	—
Goodwill impairment	27.1	—	—
All other, net	(1.7)	(0.8)	(1.3)

Effective income tax rate	57.0%	35.9%	33.4%

The net deferred income tax assets (liabilities) of continuing operations include the following components:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Current (included in prepaid expenses)	$199	$216
Noncurrent	(3,691)	(4,032)
Real Estate and Related Assets (included in other assets)	98	50

Total	$(3,394)	$(3,766)

The deferred tax assets (liabilities) of continuing operations are comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Postretirement benefits	$481	$225
Incentive compensation	123	100
Net operating loss carryforwards	83	129
Other	522	553

Gross deferred tax assets	1,209	1,007
Valuation allowance	(107)	(97)

Net deferred tax assets	1,102	910

Depreciation	(2,066)	(2,279)
Depletion	(993)	(974)
Other	(1,437)	(1,423)

Deferred tax liabilities	(4,496)	(4,676)

	$(3,394)	$(3,766)

During the second quarter of 2006, the company recognized the following one-time deferred tax benefits: a $12 million income tax benefit related to a change in Texas state income tax law, an $18 million income tax benefit related to a reduction in the Canadian federal income tax rate and an $18 million out-of-period income tax benefit related to a deferred tax adjustment associated with the Medicare Part D subsidy. During 2006, the company recognized goodwill impairment charges of $749 million which are not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charges.

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

82 «

The 2006 deferred tax asset related to postretirement benefits increased by $182 million due to the implementation of Statement 158.

As of December 31, 2006, the company and its subsidiaries have foreign net operating loss carry forwards of $174 million, which expire from 2007 through 2015 and $131 million which do not expire.

The company intends to reinvest undistributed earnings of certain foreign subsidiaries; therefore, no United States taxes have been provided on such earnings. These earnings totaled approximately $828 million through the end of 2006. Determination of the income tax liability that would result from repatriation is not practicable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Other than the valuation allowance discussed below, management believes that it is more likely than not that it will have sufficient future taxable income to realize the deferred tax assets.

As of December 31, 2006, $14 million of the $107 million valuation allowance would be allocated to reduce goodwill if the tax benefits are subsequently recognized. The net $10 million increase in the valuation allowance from December 25, 2005, to December 31, 2006, is primarily due to additional state credits recorded in 2006.

The net $21 million decrease in the valuation allowance from December 26, 2004, to December 25, 2005, is a result of the following: $42 million decrease is due to sale of discontinued operations; $3 million decrease is due to expired tax credits; $10 million increase is due to acquired foreign losses; and $14 million increase is due to additional foreign losses.

NOTE 16: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Hardboard Siding Claims

In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and recognized a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by $43 million. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981 through December 31, 1999. This is a claims-based settlement, which means the claims are paid as submitted over a nine year period. The right to file claims expires in three year increments. The first 6 years of claims expired in 2003. In September 2004 the reserve was reduced $20 million based on less than anticipated claim and litigation activity. At the end of 2006 the right to file claims for the second six year period expired, leaving only claims from 1994 through 1999. Another reserve reduction of $23 million was taken in September 2006. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. Reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts. Cumulative charges to the reserve through the fourth quarter of 2006 were $103 million. The company believes the reserve balance is adequate, but is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	FIFTY-THREE WEEKS ENDED DECEMBER 31, 2006	FIFTY-TWO WEEK PERIODS
		2005	2004
Number of claims filed during the period	2,200	765	1,740
Number of claims resolved	1,420	640	2,990
Number of claims unresolved at end of period	1,485	705	580
Number of damage awards paid	675	270	1,140
Average damage award paid	$3,478	$4,100	$2,790

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

» 83

Alder Antitrust Litigation

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the Initial Alder Case) alleging from 1996 to the present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. The company asked for and was granted discretionary review of the Initial Alder Case by the U.S. Supreme Court. In February 2007, the Supreme Court vacated the Ninth Circuit Court of Appeals decision in the Initial Alder Case and remanded the matter to the Ninth Circuit for further action. The Supreme Court held that because the plaintiff had conceded it had not satisfied the test established by the Supreme Court, the claim on which the damage award was based could not be supported. The company does not know whether the case will be retried under another legal theory and at the current time cannot determine what, if any damages may be alleged in subsequent proceedings.

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

In June 2003, Washington Alder filed an antitrust lawsuit against the company in U.S. District Court in Oregon alleging monopolization of the alder log and lumber markets and seeking trebled damages of $36 million and divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. A jury verdict of trebled damages of $16 million was appealed to the U.S. Court of Appeals for the Ninth Circuit. After oral argument in November 2005, the matter was stayed pending a final disposition by the U.S. Supreme Court of the Initial Alder Case. Because the jury award in the Washington Alder case was based upon the findings in the Initial Alder case, the Supreme Court decision in the Initial Alder Case is expected to result in a reversal of the verdict by the Ninth Circuit. The company does not know whether the case will be retried under another legal theory and cannot determine at this time what, if any, damages may be alleged in subsequent proceedings.

In 2005 the company settled similar lawsuits filed against the company by five hardwood mill owners in the U.S. District Court in Oregon. A pretax charge of $13 million was recognized in 2005.

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

The company recognized charges and established a reserve in the amount of $95 million for the Initial Alder and Washington Alder cases in prior years. The company reversed the reserve and recognized pretax income in the amount of $95 million in 2006 because the requirements for establishing a reserve under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5), were no longer met when the Supreme Court issued its ruling. The company is unable to estimate at this time the amount of charges, if any, that may be required for the alder antitrust litigation in the future.

OSB Antitrust Litigation

A consolidated lawsuit was filed in U.S. District Court in Pennsylvania in 2006 seeking class action status for persons and entities who purchased oriented strand board (OSB) directly from Weyerhaeuser, Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Norbord and J.M. Huber Corp. between June 2002 through the present. The lawsuit alleges the defendants conspired to fix and raise OSB prices in the United States during the class period and as a result, class members paid artificially inflated prices for OSB during that period. Additional lawsuits have also been filed and have been consolidated in the same court for discovery purposes on behalf of “indirect purchasers” of OSB in different states that have laws permitting such actions on behalf of indirect purchasers. No specific damage amounts have been claimed. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future. In the third quarter 2006, the court dismissed with prejudice the claims filed by Pennsylvania indirect purchasers. In January 2007 both the direct and indirect purchasers requested class certification.

84 «

Paragon Trade Brands, Inc. Litigation

In 1999, the Equity Committee (Committee) in the Paragon Trade Brands, Inc. (Paragon), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. Oral argument on the company’s appeal was heard the second quarter of 2006 and the company is waiting for a decision from the court. Management believes that an adverse result is not probable because the company will prevail on appeal. Based on the information currently available to us, the requirements for establishing a reserve under Statement 5 have not been met. As a result, we have not established a reserve for this litigation. However, it is possible in the future that there could be a charge for all or a portion of any damage award. Any such charge could materially and adversely affect our results of operations for the quarter or the year in which we record it.

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

In July 2006, the Canadian and U.S. governments announced a final settlement to the long-standing dispute. The provisions of the settlement include repayment of approximately 81 percent of the deposits plus interest, imposition of export measures in Canada, and measures to address long-term policy reform.

The company paid a cumulative total of $370 million in deposits. The deposits have been historically recognized as sales deductions in the Consolidated Statement of Earnings. On October 30, 2006, the company received $344 million, before taxes, as a refund of deposits paid, including interest, which was recorded in the fourth quarter of 2006. The refund represents approximately 81 percent of the combined total of deposits paid by the company’s Canadian subsidiaries and interest accrued on such deposits.

Environmental Matters

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. The company has established reserves totaling $28 million for estimated remediation costs on all of the approximately 65 active sites across its operations. Environmental remediation reserves totaled $29 million at the end of 2005. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period. The company accrued remediation costs of $11 million in 2006, and $5 million in 2005. The company incurred remediation costs of $12 million in 2006, and $14 million in 2005 and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $64 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

» 85

The company has not recognized a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (Interpretation 47), for certain legal obligations, primarily special handling for the removal and disposal of encapsulated asbestos from facilities and equipment. The fair value of such obligations cannot be reasonably estimated because the settlement dates are not reasonably determinable. The company will establish a liability under Interpretation 47 at the time the fair value becomes reasonably estimable.

Guarantees

Weyerhaeuser Company has guaranteed approximately $46 million of debt that expires in 2007, but is subject to an annual extension. In addition, Weyerhaeuser Company sold its interest in a timberlands lease in the fourth quarter of 2005 and guaranteed the performance of the buyer/lessee. The lease expires in 2023 and total future lease payments are approximately $26 million. Weyerhaeuser Company recorded a $3 million liability as of the closing date of the sale.

As of December 31, 2006, the Real Estate and Related Assets segment has guaranteed approximately $25 million of debt of unconsolidated entities. The debt guarantees expire as follows: $15 million in 2007, $9 million in 2009, and $1 million in 2010.

Warranties

WRECO provides warranties on homes that vary depending on competitive industry practice as well as state and local laws. The reserves for these warranties are determined by applying the provisions of Statement 5. The liability was approximately $27 million and $16 million at December 31, 2006, and December 25, 2005, respectively. The increase in the warranty liability during 2006 is due primarily to an increase in the expected warranty utilization rate based on additional analysis of historical claims activity that was performed in 2006.

Purchase Obligations

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty. As of December 31, 2006, Weyerhaeuser’s future commitments under non-cancelable purchase obligations were as follows: $459 million in 2007, $151 million in 2008, $87 million in 2009, $54 million in 2010, $54 million in 2011, and $540 million thereafter.

Operating Leases

The company leases various equipment, office and wholesale space, and model homes under operating leases. The equipment leases cover items including aircraft, vessels, rail and logging equipment, lift trucks, automobiles and office equipment. The company recognized rent expense of approximately $188 million, $177 million and $181 million in 2006, 2005 and 2004, respectively.

FUTURE COMMITMENTS UNDER OPERATING LEASES

DOLLAR AMOUNTS IN MILLIONS
	2007	2008	2009	2010	2011	THEREAFTER
Weyerhaeuser	$97	$67	$53	$42	$36	$181
Real Estate and Related Assets	22	17	12	8	7	11

	$119	$84	$65	$50	$43	$192

NOTE 17: SHAREHOLDERS’ INTEREST

Preferred and Preference Shares

The company is authorized to issue:

•	7,000,000 preferred shares having a par value of $1.00 per share, of which none were issued and outstanding at December 31, 2006, and December 25, 2005; and
•	40,000,000 preference shares having a par value of $1.00 per share, of which none were issued and outstanding at December 31, 2006, and December 25, 2005.

The preferred and preference shares may be issued in one or more series with varying rights and preferences including dividend rates, redemption rights, conversion terms, sinking fund provisions, values in liquidation and voting rights. When issued, the outstanding preferred and preference shares rank senior to outstanding common shares as to dividends and assets available on liquidation.

86 «

Common Shares

A reconciliation of common share activity for the three years ended December 31, 2006, is as follows:

IN THOUSANDS
	2006	2005	2004
Shares outstanding at beginning of year	243,138	240,361	220,201
New shares issued	—	—	16,676
Retraction of exchangeable shares	57	66	182
Stock options exercised	3,651	2,885	3,302
Repurchase of shares	(10,826)	(174)	—

Shares outstanding at end of year	236,020	243,138	240,361

Included in the new shares issued in 2004 are 16,675,000 shares of common stock issued by the company on May 4, 2004. The company received net proceeds from the offering, after deduction of the underwriting discount and other transaction costs, of $954 million.

In October 2005, the company announced a stock repurchase program under which it is authorized to repurchase up to 18 million shares of common stock. As of December 31, 2006, the company had repurchased approximately 11 million shares of common stock under the program at a total cost of $683 million.

Exchangeable Shares

Weyerhaeuser Limited issued 13,565,802 exchangeable shares to common shareholders of MacMillan Bloedel in 1999 as part of the consideration paid to acquire MacMillan Bloedel. No additional shares have been issued. These exchangeable shares are, as nearly as practicable, the economic equivalent of the company’s common shares; i.e., they have the following rights:

•	the right to exchange such shares for common shares of the company on a one-to-one basis;
•	the right to receive dividends, on a per-share basis, in amounts that are the same as, and are payable at the same time as, dividends declared on the company’s common shares;
•	the right to vote at all shareholder meetings at which the company’s shareholders are entitled to vote on the basis of one vote per exchangeable share; and
•	the right to participate upon a liquidation event on a pro-rata basis with the holders of the company’s common shares in the distribution of assets of the company.

A reconciliation of exchangeable share activity for the three years ended December 31, 2006, is as follows:

IN THOUSANDS
	2006	2005	2004
Shares outstanding at beginning of year	2,045	2,111	2,293
Retraction	(57)	(66)	(182)

Shares outstanding at end of year	1,988	2,045	2,111

Cumulative Other Comprehensive Income

The company’s cumulative other comprehensive income includes the following, net of tax:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2006	DECEMBER 25, 2005
Foreign currency translation adjustments	$313	$347
Additional minimum pension liability adjustments	—	(99)
Net pension and other postretirement benefit loss not yet recognized in earnings	(100)	—
Prior service cost not yet recognized in earnings	(108)	—
Cash flow hedge fair value adjustments	(21)	39
Unrealized gains on available-for-sale securities	4	3

	$88	$290

» 87

NOTE 18: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net, are an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. Weyerhaeuser’s other operating costs (income), net, include the following (income) and expenses:

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Gain on significant sales of nonstrategic timberlands (Note 21)	$—	$(57)	$(271)
(Gain) loss on disposition of assets	12	(4)	(40)
Asset impairment charges other than for closures	6	—	2
Charge (reversal) for alder antitrust litigation (Note 16)	(95)	13	65
Charge for linerboard antitrust litigation	—	50	—
Reversal of hardboard siding reserve (Note 16)	(23)	—	(20)
Foreign exchange gains	(27)	(16)	(27)
Cumulative effect to begin capitalizing interest on excess qualifying real estate assets	—	(25)	—
Donation of technology	—	—	23
Other, net	(6)	(5)	37

	$(133)	$(44)	$(231)

In the fourth quarter of 2005, Weyerhaeuser recognized income of $43 million for the cumulative effect of a change to begin capitalizing Weyerhaeuser interest on qualifying assets of Real Estate and Related Assets. Following are the components of the adjustment:

DOLLAR AMOUNTS IN MILLIONS
2005
Pre-2005 Weyerhaeuser interest attributable to qualifying real estate owned as of December 25, 2005	$(25)
Capitalization of Weyerhaeuser interest on qualifying real estate assets	(50)
Reduction in Weyerhaeuser capitalized interest due to sales of qualifying real estate assets	32

$(43)

The amount of Weyerhaeuser interest capitalized to qualifying assets of Real Estate and Related Assets is dependent on the amount of qualifying real estate assets and the level of debt held by Real Estate and Related Assets. The amount of Weyerhaeuser interest that will be included in Weyerhaeuser’s cost of products sold in future periods is dependent on the timing and volume of sales of qualifying real estate. In the accompanying consolidated statement of earnings, the $50 million of interest capitalized in 2005 is included in Weyerhaeuser capitalized interest and the $32 million of previously capitalized interest associated with sales of qualifying real estate during 2005 is included in Weyerhaeuser costs of products sold. The $25 million net cumulative effect for periods prior to 2005 is included in other operating costs (income), net.

Included in (gain) loss on disposition of assets for 2004 is a net pretax gain of $43 million recognized in connection with the sale of operating facilities. This includes a pretax gain of $33 million that was recognized in the first quarter on the sale of an oriented strand board (OSB) mill in Slave Lake, Alberta.

In the fourth quarter of 2004, the Company donated certain technology to a university. A pretax charge of $23 million, representing the net carrying value of the donated technology, was recognized in 2004.

Foreign exchange gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

NOTE 19: CHARGES FOR RESTRUCTURING

As Weyerhaeuser has acquired businesses and consolidated them into its existing operations, Weyerhaeuser has incurred charges associated with the transition and integration of those activities. Charges recognized from 2004 to 2006 for restructuring included costs associated with the integration of Willamette and Weyerhaeuser’s overall cost-reduction efforts. The charges recognized in 2006 were primarily related to the restructuring of the Containerboard, Packaging and Recycling business model.

88 «

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

Costs incurred consist of the following:

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Asset impairment charges	$13	$—	$—
Termination benefits	10	15	18
Change in control agreements	—	2	12
Pension curtailment and benefit enhancements	—	1	6
Other restructuring costs	3	3	3
Reversal of restructuring charges recorded in prior periods	(4)	—	—

	$22	$21	$39

As of December 31, 2006, Weyerhaeuser accrued liabilities include approximately $7 million of severance accruals related to restructuring charges recognized from 2005 through 2006. These accruals are associated with approximately 150 employee terminations that have not yet occurred.

NOTE 20: CHARGES FOR CLOSURE OF FACILITIES

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

Charges for closure of facilities include:

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Asset impairment charges	$68	$627	$3
Termination benefits	24	75	3
Pension settlement or curtailment	2	(9)	10
Other closure costs	31	7	10
Reversals of closure charges recorded in prior periods	(13)	(7)	(9)

	$112	$693	$17

Weyerhaeuser announced the closure or curtailment of operations at several Wood Products facilities during 2006, including two lumber mills, three plywood and veneer facilities, and one I-Joist facility. Weyerhaeuser also closed three packaging plants and one sheet plant during 2006. During the third quarter of 2006, Weyerhaeuser recognized an out-of-period charge of $26 million in connection with additional impairment of assets related to the closure of the Prince Albert, Saskatchewan, facility, which was announced in the fourth quarter of 2005. Other closure costs include costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental clean-up and general costs to wind down operating facilities.

Closure charges recognized in 2005 include costs related to the announced closures of a pulp and paper facility, a specialty pulp mill, a fine paper machine, a containerboard machine, a large-log sawmill, two hardwood facilities, an I-joist facility, a veneer and plywood facility, seven corrugated converting plants and a bag plant. The 2004 charges were primarily recognized in connection with the closure of one wood products facility and two packaging plants. The 2004 pension charges were recognized in connection with the final settlement of three pension plans associated with facility closures. During 2004, approximately $12 million of estimated charges for severance and other costs associated with several closures that occurred from 2001 through 2003 were reversed as the related closure activities had been finalized.

» 89

Changes in accrued termination benefits related to facility closures during the year ended December 31, 2006, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 25, 2005	$75
Charges	24
Payments	(49)
Reversal of severance charges recorded in prior periods	(6)

Accrued severance as of December 31, 2006	$44

NOTE 21: SIGNIFICANT SALE OF NONSTRATEGIC TIMBERLANDS

During 2004, the company closed the following significant sale of nonstrategic timberlands:

DOLLAR AMOUNTS IN MILLIONS
GEORGIA
SEPTEMBER 2004
Acres	270,000
Pretax gain	$271
Sale proceeds paid to special purpose entities	$362
Sale proceeds paid to Weyerhaeuser	$22
Special purpose entity note monetization proceeds	$302

The company has consolidated the assets and liabilities of the buyer-sponsored special purpose entities and the monetization special purpose entities involved in this transaction (collectively, the “SPEs”). See Note 10: Consolidation of Variable Interest Entities.

In addition to the amounts presented above, the company recognized a gain of $57 million in the second quarter of 2005 when a re-evaluation of the consolidation of the SPEs under Interpretation 46R was completed.

NOTE 22: DISCONTINUED OPERATIONS

Discontinued operations for 2006 include the company’s North American composite panel operations, which were sold in July 2006, and its Irish composite panel operations, which were sold in November 2006.

Discontinued operations for 2005 and 2004 also include the company’s B.C. Coastal operations, which were sold in May 2005, and its French composite panel operations, which were sold in December 2005.

The following table summarizes the U.S. dollar components of net earnings from discontinued operations:

DOLLAR AMOUNTS IN MILLIONS
	2006	2005	2004
Net sales	$354	$837	$1,186

Income from operations	$44	$33	$121
Income tax expense	(12)	(12)	(53)

Net earnings from operations	32	21	68
Net gain (loss) on sale (after-tax):
B.C. Coastal operations	(8)	109	—
French composite panels operations	—	34	—
North American composite panels operations	33	—	—
Irish composite panels operations	41	—	—

Net earnings from discontinued operations	$98	$164	$68

90 «

B.C. Coastal Sale

In May 2005, the company sold its B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation of Toronto, Canada. The sale included 635,000 acres (258,000 hectares) of private timberlands and the annual harvesting rights to 3.6 million cubic meters of timber subject to public timber leases. The sale also included five softwood lumber sawmills, with a combined annual production of 690 million board feet, and two remanufacturing facilities. Prior to the sale, the company’s B.C. Coastal operations were included in both the Timberlands and Wood Products segments.

The company recognized a gain on the sale of $110 million, including a tax benefit of $46 million, in the second quarter of 2005. The company recognized a pretax charge of $1 million in the third quarter of 2005 related to the termination of the pension plans associated with these operations. The pretax gain of $63 million is included in contribution to earnings of the Corporate and Other segment for 2005. The company received net proceeds of approximately $1.1 billion (U.S.) from the sale, including working capital. During the third quarter of 2006, the company recognized an $8 million out-of-period charge to write-off additional goodwill associated with the B.C. Coastal operations.

The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and current tax expense of $139 million on the taxable gain. Current taxes reflected the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada.

Sale of French Composite Panel Operations

In December 2005, the company sold its French composite panel operations to Financiera Maderera S.A. (FINSA). The sale included two composite panel manufacturing operations with a combined annual capacity of approximately 330 million square feet. Prior to the sale, the company’s French composite panel operations were included in the Corporate and Other segment.

The company recognized a net gain on the sale of $34 million, including related tax expense of $23 million, in the fourth quarter of 2005. The pretax gain of $57 million is included in contribution to earnings of the Corporate and Other segment in 2005. The company received net proceeds of $84 million from the sale, including working capital.

Sale of North American Composite Panel Operations

In July 2006, the company sold its North American composite panel operations to Flakeboard America Ltd., a wholly-owned subsidiary of Flakeboard Company Ltd. The sale included six composite panel mills with a combined production capacity of 1.1 billion square feet of medium density fiberboard and particleboard.

The company recognized a net gain on the sale of $33 million, including a related tax expense of $18 million in 2006. The pretax gain of $51 million is included in contribution to earnings of the Wood Products segment for the third quarter of 2006. The company received net proceeds of approximately $187 million from the sale, including working capital.

Sale of Irish Composite Panel Operations

In November 2006, the company sold its Irish composite panel operations to Coillte Teoranta. The Irish facility has an annual production capacity of 230 million square feet of medium density fiberboard.

The company recognized a net gain on the sale of $41 million, including a related tax expense of $4 million, in the fourth quarter of 2006. The pretax gain of $45 million is included in contribution to earnings of the Corporate and Other segment for 2006. The low effective tax rate applicable to the gain reflects the benefit of favorable tax treatment applicable to the sale of stock in Ireland. The company received net proceeds of approximately $86 million from the sale, including working capital.

» 91

Carrying Value of the Assets and Liabilities of Discontinued Operations

The following table summarizes the carrying values of the assets and liabilities of discontinued operations. Carrying values as of December 25, 2005, include both the North American and Irish composite panel operations. No liabilities of the North American composite panel operations were included in the sale.

December 25, 2005
Assets
Receivables, less allowances	$20
Inventories	32

Total current assets	52

Property and equipment, net	165
Construction in progress	6

Total noncurrent assets	171

Total assets	$223

Liabilities
Current maturities of long-term debt	$8
Accounts payable	14

Total current liabilities	22

Deferred income taxes	3

Total liabilities	$25

Domtar Transaction

On August 23, 2006, Weyerhaeuser announced the execution of agreements with Domtar Inc. (“Domtar”), a Canadian corporation, providing for a combination of Weyerhaeuser’s fine paper business and related assets with Domtar. The transaction will be effected in multiple steps. Pursuant to the first step, Weyerhaeuser will transfer to its wholly-owned subsidiary (“Newco”) certain of Weyerhaeuser’s fine paper assets and related assets in exchange for all issued and outstanding equity of the subsidiary and the assumption of certain of Weyerhaeuser’s liabilities. Immediately following the transfer, Weyerhaeuser will transfer to a second wholly-owned subsidiary (“Spinco”), all of the issued and outstanding equity interests of Newco in exchange for $1.35 billion in cash and shares of Spinco’s common stock. The cash payment will come from the proceeds of a new senior unsecured credit facility between Spinco and a syndicate of banks. Weyerhaeuser will distribute all the issued and outstanding shares of Spinco common stock to its shareholders pursuant to an exchange offer. Under terms of the exchange offer announced on February 2, 2007, Weyerhaeuser shareholders can elect to exchange Weyerhaeuser shares and exchangeable shares for shares in Spinco. Such exchanges must be completed by midnight, New York City time, on March 2, 2007 unless the offer is terminated or extended. Following the distribution, Spinco and Domtar will consummate a plan of arrangement in accordance with the Canada Business Corporation Act that will result in Spinco indirectly owning all of the outstanding shares of Domtar common stock. Weyerhaeuser will use the proceeds of the $1.35 billion cash payment received from Spinco to pay down debt. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals from United States and Canadian authorities and the approval of the transaction by the shareholders and optionholders of Domtar. The transaction is expected to close during the first quarter of 2007.

Announced Sale of Canadian Building Products Distribution Centers

On February 16, 2007, the company announced its intent to sell its Canadian and select United States building materials distribution centers. The company estimates that it will record a pretax asset impairment charge, including goodwill, in the first quarter of 2007 in the range of approximately $30 million to $35 million related to the Canadian building materials distribution centers.

NOTE 23: ACQUISITIONS

PSA Composites LLC

In October 2006, Weyerhaeuser purchased PSA Composites LLC, a company that has developed technology for extrusion and pulltrusion of oriented polymer composites, for $20 million.

Maracay Acquisition

In February 2006, WRECO acquired Maracay Homes Arizona I, LLC (Maracay), a privately-held homebuilder located in Phoenix, Arizona. WRECO paid $213 million in 2006, including transaction related costs, in connection with the acquisition. In addition, the terms of the agreement include deferred purchase price payments and contingent consideration to be paid to the management sellers of the operation subject to achieving certain operating and financial return metrics.

92 «

APM

In the fourth quarter of 2004, the company acquired a 67 percent interest in Aracruz Produtos de Madeira S.A. (APM) for $17 million in cash. APM operates a sawmill in Brazil that produces high-value eucalyptus lumber and related appearance wood products. The sawmill has an annual capacity of 23 million board feet.

The effect of these acquisitions did not significantly impact the results of the company’s operations.

NOTE 24: BUSINESS SEGMENTS

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s business segments are:

•	Timberlands, which includes logs, chips and timber;
•	Wood Products, which includes softwood lumber, plywood, veneer, composite panels, OSB, hardwood lumber, engineered lumber, raw materials and building materials distribution;
•	Cellulose Fiber and White Papers, which includes pulp, paper and liquid packaging board;
•	Containerboard, Packaging and Recycling;
•	Real Estate and Related Assets; and
•	Corporate and Other.

As disclosed in Note 22: Discontinued Operations, the company sold its B.C. Coastal operations in the second quarter of 2005, its French composite panel operations in the fourth quarter of 2005, its North American composite panel operations in the third quarter of 2006, and its Irish composite panel operations in the fourth quarter of 2006. The segment data below includes the activities of the B.C. Coastal operations in the Timberlands and Wood Products segments. The activities of the French composite panel operations are included in the Corporate and Other segment. The pretax gains of $63 million on the B.C. Coastal sale and $57 million on the French composite panels sale are both included in the Corporate and Other segment in 2005. The activities of the North American composite panel operations and the pretax gain of $51 million are included in the Wood Products segment. The activities of the Irish composite panel operations and the pretax gain of $45 million are included in the Corporate and Other segment.

The businesses segments involve a high degree of integration among timber operations; building materials conversion facilities; and pulp, paper, containerboard and liquid packaging board primary manufacturing and secondary conversion facilities. This integration includes extensive transfers of raw materials, semi-finished materials and end products between and among these groups. The company’s accounting policies for segments are the same as those described in Note 1: Summary of Significant Accounting Policies.

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

» 93

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006 (DOLLAR AMOUNTS IN MILLIONS)
	2006	2005	2004
Sales to and revenues from unaffiliated customers:
Timberlands	$1,016	$1,047	$1,102
Wood Products	7,902	9,278	9,775
Cellulose Fiber and White Papers	4,601	4,336	4,115
Containerboard, Packaging and Recycling	4,912	4,707	4,535
Real Estate and Related Assets	3,335	2,915	2,495
Corporate and Other	484	600	575

	22,250	22,883	22,597
Less sales of discontinued operations (Note 22)	(354)	(837)	(1,186)

	$21,896	$22,046	$21,411

Intersegment sales:
Timberlands	$1,675	$1,794	$1,622
Wood Products	236	235	229
Cellulose Fiber and White Papers	32	47	59
Containerboard, Packaging and Recycling	55	81	63
Corporate and Other	33	20	14

	2,031	2,177	1,987

Total sales and revenues	23,927	24,223	23,398
Intersegment eliminations	(2,031)	(2,177)	(1,987)

	$21,896	$22,046	$21,411

Contribution (charge) to earnings:
Timberlands	$767	$784	$1,027
Wood Products	464	485	1,055
Cellulose Fiber and White Papers	(505)	(444)	104
Containerboard, Packaging and Recycling	263	(5)	249
Real Estate and Related Assets	723	734	610
Corporate and Other	(223)	166	(271)

	1,489	1,720	2,774
Interest expense (Weyerhaeuser only)	(615)	(739)	(838)
Less capitalized interest (Weyerhaeuser only)	84	59	9

Earnings before income taxes	958	1,040	1,945
Income taxes (continuing and discontinued operations)	(505)	(307)	(662)

Net earnings	$453	$733	$1,283

Depreciation, depletion and amortization:
Timberlands	$122	$122	$124
Wood Products	298	321	334
Cellulose Fiber and White Papers	451	485	459
Containerboard, Packaging and Recycling	304	310	321
Real Estate and Related Assets	25	16	14
Corporate and Other	83	83	70

	1,283	1,337	1,322
Less discontinued operations	(11)	(40)	(74)

	$1,272	$1,297	$1,248

94 «

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006 (DOLLAR AMOUNTS IN MILLIONS)
	2006	2005	2004
Charges (reversals) for restructuring:
Timberlands	$(1)	$1	$3
Wood Products	(1)	10	—
Cellulose Fiber and White Papers	1	5	16
Containerboard, Packaging and Recycling	21	—	—
Corporate and Other	2	5	20

	$22	$21	$39

Charges for closure of facilities:
Timberlands	$1	$6	$—
Wood Products	59	99	2
Cellulose Fiber and White Papers	12	449	—
Containerboard, Packaging and Recycling	14	137	12
Corp and Other	26	4	—

	112	695	14
Less (charges) reversals of discontinued operations	—	(2)	3

	$112	$693	$17

Equity in income (loss) of equity affiliates and unconsolidated entities:
Wood Products	$(6)	$(5)	$(5)
Cellulose Fiber and White Papers	14	13	8
Containerboard, Packaging and Recycling	—	—	—
Real Estate and Related Assets	58	57	52
Corporate and Other	(1)	(14)	11

	$65	$51	$66

Capital expenditures:
Timberlands	$62	$59	$55
Wood Products	191	161	147
Cellulose Fiber and White Papers	252	317	154
Containerboard, Packaging and Recycling	234	221	85
Real Estate and Related Assets	25	18	18
Corporate and Other	110	117	63

	$874	$893	$522

Investments in and advances to equity affiliates and unconsolidated entities:
Wood Products	$4	$5	$6
Cellulose Fiber and White Papers	191	181	171
Containerboard, Packaging and Recycling	—	—	—
Real Estate and Related Assets (less reserves)	72	61	59
Corporate and Other	304	300	312

	$571	$547	$548

	2006	2005	2004
Assets:
Timberlands	$4,173	$4,169	$4,967
Wood Products	3,966	4,319	4,871
Cellulose Fiber and White Papers	6,266	7,216	7,430
Containerboard, Packaging and Recycling	5,204	5,309	5,532
Real Estate and Related Assets	3,624	2,907	2,472
Corporate and Other	5,616	5,836	5,739

	28,849	29,756	31,011
Less: Intersegment eliminations	(1,987)	(1,527)	(1,057)

	$26,862	$28,229	$29,954

» 95

NOTE 25: GEOGRAPHIC AREAS

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

Selected information related to the company’s operations by geographical area is as follows:

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006 (DOLLAR AMOUNTS IN MILLIONS)
	2006	2005	2004
Sales to and revenues from unaffiliated customers:
United States	$18,251	$18,497	$17,858
Japan	750	706	760
Canada	1,160	1,240	1,308
Europe	554	564	526
Other foreign countries	1,181	1,039	959

	$21,896	$22,046	$21,411

Export sales from the United States:
Japan	$649	$615	$661
Other	991	1,133	1,080

	$1,640	$1,748	$1,741

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2006 (DOLLAR AMOUNTS IN MILLIONS)
	2006	2005	2004

Earnings from continuing operations before income taxes:
United States	$595	$1,646	$1,590
Foreign countries	231	(759)	234

	$826	$887	$1,824

Long-lived assets:
United States	$13,760	$14,982	$15,316
Canada	2,351	2,429	2,841
Other foreign countries	190	148	215

	$16,301	$17,559	$18,372

96 «

NOTE 26: SELECTED QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER- SHARE FIGURES
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	YEAR
Net sales and revenues:
2006	$5,256	$5,657	$5,328	$5,655	$21,896
2005	$5,232	$5,665	$5,432	$5,717	$22,046
Operating income:
2006	$(413)	$472	$364	$769	$1,192
2005	$512	$655	$433	$(310)	$1,290
Earnings from continuing operations before income taxes:
2006	$(496)	$379	$274	$669	$826
2005	$358	$513	$406	$(390)	$887
Net earnings:
2006	$(580)	$314	$211	$508	$453
2005	$239	$420	$285	$(211)	$733
Basic net earnings per share:
2006	$(2.36)	$1.27	$0.85	$2.13	$1.85
2005	$0.98	$1.72	$1.16	$(0.86)	$3.00
Diluted net earnings per share:
2006	$(2.36)	$1.26	$0.85	$2.12	$1.84
2005	$0.98	$1.71	$1.16	$(0.86)	$2.98
Dividends per share:
2006	$0.50	$0.50	$0.60	$0.60	$2.20
2005	$0.40	$0.50	$0.50	$0.50	$1.90
Market prices – high/low:
2006	$73.77 – $66.32	$75.09 – $56.69	$63.37 – $55.35	$71.93 – $60.49	$75.09 – $55.35
2005	$69.39 – $62.02	$71.52 – $62.86	$68.98 – $63.42	$68.75 – $61.12	$71.52 – $61.12

Earnings per share for the full year 2006 and 2005 do not equal the sum of the respective earnings per share for the four quarters of 2006 and 2005 in all instances because of common share activity during the respective years.

» 97

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

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during the fourth quarter that have materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

The company has submitted to the New York Stock Exchange a certification that it is in compliance with the listing standards of the New York Stock Exchange.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ STEVEN R. ROGEL
Steven R. Rogel
Chairman, President and Chief Executive Officer

Dated: February 28, 2007

/s/ RICHARD J. TAGGART
Richard J. Taggart
Executive Vice President and Chief Financial Officer

Dated: February 28, 2007

98 «

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Weyerhaeuser Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Weyerhaeuser Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 31, 2006, and December 25, 2005, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 27, 2007

» 99

PART III

DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to Directors of the company included under the headings “Nominees for Election – Terms Expire in 2009,” “Nominees for Election – Terms Expire in 2010,” “Continuing Directors – Terms Expire in 2009”, “Continuing Directors – Terms Expire in 2008” and in the Notice of 2007 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 19, 2007, is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of 2007 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 19, 2007, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Family Relationships,” “Employment Agreements with Named Executive Officers” and “Change in Control and Severance Agreements” is incorporated herein by reference.

EXECUTIVE OFFICERS

The executive officers of the company are as follows:

NAME	TITLE	AGE
Lee T. Alford	Senior Vice President	59
Ernesta Ballard	Senior Vice President	61
Patricia M. Bedient	Senior Vice President	53
Srinivasan Chandrasekaran	Senior Vice President	57
Miles P. Drake	Senior Vice President	57
Daniel S. Fulton	President, Weyerhaeuser Real Estate Company	58
Thomas F. Gideon	Senior Vice President	55
Richard E. Hanson	Executive Vice President	63
James R. Keller	Senior Vice President	56
Sandy D. McDade	Senior Vice President	55
Susan M. Mersereau	Senior Vice President	60
Craig D. Neeser	Senior Vice President	52
Edward P. Rogel	Senior Vice President	60
Steven R. Rogel	President & CEO	64
Richard J. Taggart	Executive Vice President	64

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

Patricia M. Bedient has been senior vice president, Finance and Strategic Planning since February 2006. She served as vice president, Strategic Planning from 2003 when she joined the company to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002.

Srinivasan Chandrasekaran has been senior vice president, Cellulose Fiber, since December 2006. He was vice president, Manufacturing, Cellulose Fiber from 2005 to 2006; vice president and mill manager at the Kamloops, British Columbia cellulose fiber mill from 2003 to 2005; and vice president and mill manager at the Kingsport, Tennessee paper mill from 2002 to 2003. He joined Weyerhaeuser in 2002 with the company’s acquisition of Willamette Industries, Inc. where he served in a number of leadership positions.

100 «

Miles P. Drake has been senior vice president, Research and Development and Chief Technology Officer since October 2006 when he joined the company. He was vice president, research and development and chief technology officer of Air Products and Chemicals, Inc. (Industrial Gasses) from 2001 until October 2006 and held numerous other leadership positions with Air Products and Chemicals, Inc. from 1986 until 2001.

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

Thomas F. Gideon has been senior vice president, Timberlands since February 2005. He was vice president, Timberlands from 2003 to 2005 and director of Sales and Marketing for Western Timberlands from 1998 to 2003. He joined Weyerhaeuser in 1978 and held numerous human resources and sales management positions in Wood Products before moving into Western Timberlands in 1996.

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

Sandy D. McDade has been senior vice president and General Counsel since September 2006. He was senior vice president, Industrial Wood Products and International from 2005 to 2006; senior vice president, Canada from 2003 to 2005; vice president, Strategic Planning from 2000 to 2003, and Corporate Secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.

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

Craig D. Neeser has been senior vice president, Industrial Wood Products and International since September 2006. He was senior vice president, Canada from 2005 to 2006; vice president, British Columbia from 2003 to 2005; and was Vice President, BC Coastal Group from 1999 to 2003. He joined Weyerhaeuser in 1999 with the company’s acquisition of MacMillan Bloedel. He began his career with MacMillan Bloedel in 1977 and has held leadership positions in manufacturing, timberlands and marketing management.

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

AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2006, the Audit Committee of the Board of Directors consisted of Martha R. Ingram, Donald F. Mazankowski, Kim Williams and D. Michael Steuert. Each member is independent as defined under the New York Stock Exchange rules. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that Mr. Steuert is an “audit committee financial expert” as defined by SEC rules.

» 101

CORPORATE GOVERNANCE MATTERS

CODE OF ETHICS

The company has adopted a code of ethics that applies to all employees, including the principal executive officer, principal financial officer and principal accounting officer. The code of ethics was amended on December 15, 2005, and a copy is incorporated in the exhibits to this 10-K by reference and is available on the company’s website at www.weyerhaeuser.com. A copy of the code of ethics is available free of charge upon written request to Claire S. Grace, Corporate Secretary, Weyerhaeuser Company, P. O. Box 9777, Federal Way, WA 98063-9777 or by email at: CorporateSecretary@Weyerhaeuser.com

CORPORATE GOVERNANCE GUIDELINES

The company has adopted corporate governance guidelines. The company’s corporate governance guidelines are available on the company’s website at www.weyerhaeuser.com. Paper copies may be obtained by written request to Claire S. Grace, Corporate Secretary, Weyerhaeuser Company, P. O. Box 9777, Federal Way, WA 98063-9777 or by email at: CorporateSecretary@Weyerhaeuser.com

EXECUTIVE COMPENSATION

Information with respect to executive compensation contained in the Notice of 2007 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 19, 2007, under the headings “Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control,” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2007 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 19, 2007, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with regard to certain relationships and related transactions contained in the Notice of 2007 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 19, 2007, under the headings “Review, Approval or Ratification of Related Party Transactions,” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services in the Notice of 2007 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 19, 2007, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

102 «

PART IV

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE	PAGE NUMBER(S) IN FORM 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	105
Schedule II – Valuation and Qualifying Accounts	106

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in “Financial Statements and Supplementary Data” above.

EXHIBITS

3	–

(i)    Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 – Commission File Number 1-4825)

(ii)    Bylaws (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006 – Commission File Number 1-4825)

10	–	Material Contracts

(a)   Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 – Commission File Number 1-4825)

(b)   Form of Executive Change of Control Agreement

(c)    Form of Executive Severance Agreement

(d)   Form of Executive Change of Control Agreement (Weyerhaeuser Company Limited and Weyerhaeuser Company)

(e)   Weyerhaeuser Company Long-Term Incentive Compensation Plan approved by shareholders on April 13, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 – Commission File Number 1-4825)

(f)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(g)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Plan Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(h)   Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(i)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Tandem SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

(j)    Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 25, 2005 – Commission File Number 1-4825)

(k)    Weyerhaeuser Company Comprehensive Incentive Compensation Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 – Commission File Number 1-4825)

(l)    Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 – Commission File Number 1-4825)

(m)  Compensation for Directors (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 25, 2005 — Commission File Number 1-4825)

(n)   Fee Deferral Plan for Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 – Commission File Number 1-4825)

(o)   Fee Deferral Plan for Canadian Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 – Commission File Number 1-4825)

(p)   Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Deutsche Bank Securities Inc., as documentation agents, and Morgan Stanley Bank as co-documentation agent.

(q)   Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Documentation Agents and Morgan Stanley Bank, as Co-Documentation Agent.

(r)    Asset Purchase Agreement dated as of February 17, 2005, between Coastal Acquisition LTD and Weyerhaeuser Company Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005 – Commission File Number 1-4825)

(s)   Amended and Restated Contribution and Distribution Agreement among Weyerhaeuser Company, Domtar Paper Company LLC and Domtar Corporation dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 31, 2007 – Commission File Number 1-4825)

(t)    Amended and Restated Transaction Agreement among Weyerhaeuser Company, Domtar Corporation, Domtar Paper Company LLC, Domtar Delaware Holdings, Inc., Domtar Pacific Papers, Inc., Domtar Pacific Papers ULC, Domtar (Canada) Paper, Inc., and Domtar, Inc. dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 31, 2007 – Commission File Number 1-4825)

12	–	Statements regarding computation of ratios
14	–	Code of Business Conduct and Ethics (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 – Commission File Number 1-4825)
21	–	Subsidiaries of the Registrant
23.1	–	Consent of Independent Registered Public Accounting Firm
23.2	–	Consent of Independent Registered Public Accounting Firm
31	–	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	–	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

» 103

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

WEYERHAEUSER COMPANY

/s/ STEVEN R. ROGEL
Steven R. Rogel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2007.

/s/ STEVEN R. ROGEL
Steven R. Rogel Principal Executive Officer, Director and Chairman of the Board	Donald F. Mazankowski Director

/s/ RICHARD J. TAGGART	/s/ NICOLE W. PIASECKI
Richard J. Taggart Principal Financial Officer	Nicole W. Piasecki Director

/s/ JEANNE HILLMAN	/s/ RICHARD H. SINKFIELD
Jeanne Hillman Principal Accounting Officer	Richard H. Sinkfield Director

/s/ DEBRA A. CAFARO	/s/ D. MICHAEL STEUERT
Debra A. Cafaro Director	D. Michael Steuert Director

/s/ RICHARD F. HASKAYNE	/s/ JAMES N. SULLIVAN
Richard F. Haskayne Director	James N. Sullivan Director

/s/ MARTHA R. INGRAM	/s/ KIM WILLIAMS
Martha R. Ingram Director	Kim Williams Director

/s/ JOHN I. KIECKHEFER	/s/ CHARLES R. WILLIAMSON
John I. Kieckhefer Director	Charles R. Williamson Director

/s/ ARNOLD G. LANGBO
Arnold G. Langbo Director

104 «

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

Under date of February 27, 2007, we reported on the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 31, 2006, and December 25, 2005, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 31, 2006, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, in 2004. Also, as discussed in Note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2006.

/s/ KPMG LLP

Seattle, Washington

February 27, 2007

» 105

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended December 31, 2006

DOLLAR AMOUNTS IN MILLIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO INCOME	(DEDUCTIONS) FROM/ ADDITIONS TO RESERVE	BALANCE AT END OF PERIOD
Weyerhaeuser
Allowances deducted from related asset accounts:
Doubtful accounts – Accounts receivable
2006	$15	$12	$(10)	$17

2005	$17	$6	$(8)	$15

2004	$16	$11	$(10)	$17

Real Estate and Related Assets
Allowances deducted from related asset accounts:
Receivables
2006	$3	$—	$1	$4

2005	$4	$—	$(1)	$3

2004	$6	$—	$(2)	$4

Investments in unconsolidated entities held as assets
2006	$4	$—	$7	$11

2005	$3	$1	$—	$4

2004	$3	$—	$—	$3

106 «