Form 10-K/A
period 2006-12-31
WEYERHAEUSER CO
filed 2007-03-21
CIK 106535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes       ☐ No.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes       ☑ No.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No.
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes       ☑ No.

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
EXPLANATORY NOTE
     This Amendment on Form 10-K/A (this “Amendment”) constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2006, filed on March 1, 2007. Due to a clerical error, certain exhibits were inadvertently not filed with the Form 10-K. The Company is filing this Amendment to file the missing exhibits. The Form 10-K otherwise remains unchanged.
EXHIBITS

3	—	(i)	Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission on March 10, 2000 — Commission File Number 1-4825)

		(ii)	Bylaws (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006 — Commission File Number 1-4825)

10	—		Material Contracts

		(a)	Agreement with S. R. Rogel (incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on March 13, 1998 — Commission File Number 1-4825)

		(b)	Form of Executive Change of Control Agreement *

		(c)	Form of Executive Severance Agreement *

		(d)	Form of Executive Change of Control Agreement (Weyerhaeuser Company Limited and Weyerhaeuser Company) *

		(e)	Weyerhaeuser Company Long-Term Incentive Compensation Plan approved by shareholders on April 13, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 – Commission File Number 1-4825)

		(f)	Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

		(g)	Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Plan Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

		(h)	Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

		(i)	Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Tandem SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 21, 2006 – Commission File Number 1-4825)

		(j)	Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 25, 2005 – Commission File Number 1-4825)

		(k)	Weyerhaeuser Company Comprehensive Incentive Compensation Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

		(l)	Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

		(m)	Compensation for Directors (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 25, 2005 — Commission File Number 1-4825)

		(n)	Fee Deferral Plan for Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

		(o)	Fee Deferral Plan for Canadian Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 — Commission File Number 1-4825)

		(p)	$1,200,000,000 Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Deutsche Bank Securities Inc., as documentation agents, and Morgan Stanley Bank as co-documentation agent.*

		(q)	$1,000,000,000 Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Documentation Agents and Morgan Stanley Bank, as Co-Documentation Agent.*

		(r)	Asset Purchase Agreement dated as of February 17, 2005, between Coastal Acquisition LTD and Weyerhaeuser Company Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005 – Commission File Number 1-4825)

		(s)	Amended and Restated Contribution and Distribution Agreement among Weyerhaeuser Company, Domtar Paper Company LLC and Domtar Corporation dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 31, 2007 – Commission File Number 1-4825).

		(t)	Amended and Restated Transaction Agreement among Weyerhaeuser Company, Domtar Corporation, Domtar Paper Company LLC, Domtar Delaware Holdings, Inc., Domtar Pacific Papers, Inc., Domtar Pacific Papers ULC, Domtar (Canada) Paper, Inc., and Domtar, Inc. dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 31, 2007 – Commission File Number 1-4825).

12	—	Statements regarding computation of ratios

14	—	Code of Business Conduct and Ethics (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 — Commission File Number 1-4825)

21	—	Subsidiaries of the Registrant

23	—	Consent of Independent Registered Public Accounting Firm

31	—	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

*	Filed herewith

SIGNATURES
EXHIBIT 10.(B)
EXHIBIT 10.(C)
EXHIBIT 10.(D)
EXHIBIT 10.(P)
EXHIBIT 10.(Q)
EXHIBIT 31
EXHIBIT 32

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2007.

WEYERHAEUSER COMPANY

/s/ Steven R. Rogel
Steven R. Rogel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 20, 2007.

/s/ Steven R. Rogel
Steven R. Rogel	Donald F. Mazankowski
Principal Executive Officer,	Director
Director and Chairman of the Board

/s/ R ICHARD J. T AGGART	/s/ Nicole W. Piasecki

Richard J. Taggart	Nicole W. Piasecki
Principal Financial Officer	Director

/s/ Jeanne Hillman	/s/ R ICHARD H. Sinkfield

Jeanne Hillman	Richard H. Sinkfield
Principal Accounting Officer	Director

/s/ Debra A. Cafaro	/s/ D. Michael Steuert

Debra A. Cafaro	D. Michael Steuert
Director	Director

/s/ R ICHARD F. Haskayne	/s/ James N. Sullivan

Richard F. Haskayne	James N. Sullivan
Director	Director

/s/ Martha R. Ingram	/s/ Kim Williams

Martha R. Ingram	Kim Williams
Director	Director

/s/ John I. Kieckhefer	/s/ Charles R. Williamson

John I. Kieckhefer	Charles R. Williamson
Director	Director

/s/ Arnold G. Langbo
Arnold G. Langbo
Director