Form 10-Q
period 2007-04-01
WEYERHAEUSER CO
filed 2007-05-10
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

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

As of May 4, 2007, 215,909,831 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2006. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen-week period ended April 1, 2007, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY
Date: May 10, 2007

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

PART I.	FINANCIAL INFORMATION

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	APRIL 1, 2007	MARCH 26, 2006
		(REVISED – SEE NOTE 2)
Net sales and revenues:
Weyerhaeuser	$3,404	$3,762
Real Estate and Related Assets	487	690

Total net sales and revenues	3,891	4,452

Costs and expenses:
Weyerhaeuser:
Costs of products sold	2,785	2,948
Depreciation, depletion and amortization	232	233
Selling expenses	109	100
General and administrative expenses	200	235
Research and development expenses	16	16
Charges (reversals) for restructuring	3	(1)
Charges for closure of facilities	5	2
Impairment of goodwill (Note 6)	22	—
Other operating costs, net (Note 11)	21	31

	3,393	3,564

Real Estate and Related Assets:
Costs and operating expenses	379	482
Depreciation and amortization	6	3
Selling expenses	41	37
General and administrative expenses	28	30
Other operating costs (income), net	(4)	(3)

	450	549

Total costs and expenses	3,843	4,113

Operating income	48	339
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(131)	(128)
Less: interest capitalized	30	16
Interest income and other	20	19
Equity in income (loss) of affiliates	(1)	3
Real Estate and Related Assets:
Interest expense incurred	(12)	(14)
Less: interest capitalized	12	14
Interest income and other	3	10
Equity in income of unconsolidated entities	18	21

Earnings (loss) from continuing operations before income taxes	(13)	280
Income taxes	(3)	(100)

Earnings (loss) from continuing operations	(16)	180
Discontinued operations, net of income taxes (Note 3)	771	(756)

Net earnings (loss)	$755	$(576)

Basic earnings (loss) per share (Note 4):
Continuing operations	$(0.07)	$0.73
Discontinued operations	3.31	(3.07)

Net earnings (loss)	$3.24	$(2.34)

Diluted earnings (loss) per share (Note 4):
Continuing operations	$(0.07)	$0.73
Discontinued operations	3.31	(3.06)

Net earnings (loss)	$3.24	$(2.33)

Dividends paid per share	$0.60	$0.50

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	APRIL 1, 2007	DECEMBER 31, 2006
ASSETS
Weyerhaeuser:
Current assets:
Cash and cash equivalents	$1,172	$223
Receivables, less allowances of $15 and $15	1,394	1,183
Inventories (Note 5)	1,437	1,367
Prepaid expenses	356	396
Assets held for sale (Note 3)	114	105
Current assets of discontinued operations (Note 3)	—	847

Total current assets	4,473	4,121
Property and equipment, less accumulated depreciation of $8,954 and $8,913	6,850	7,067
Construction in progress	467	395
Timber and timberlands at cost, less depletion charged to disposals	3,705	3,681
Investments in and advances to equity affiliates	498	499
Goodwill (Note 6)	2,158	2,185
Deferred pension and other assets	1,378	1,369
Restricted assets held by special purpose entities	915	917
Noncurrent assets of discontinued operations (Note 3)	—	3,004

	20,444	23,238

Real Estate and Related Assets:
Cash and cash equivalents	13	20
Receivables, less discounts and allowances of $4 and $4	77	144
Real estate in process of development and for sale	1,540	1,449
Land being processed for development	1,427	1,365
Investments in unconsolidated entities, less allowances of $13 and $11	81	72
Other assets	396	423
Consolidated assets not owned	264	151

	3,798	3,624

Total assets	$24,242	$26,862

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	APRIL 1, 2007	DECEMBER 31, 2006
LIABILITIES AND SHAREHOLDERS’ INTEREST
Weyerhaeuser
Current liabilities:

Notes payable and commercial paper	$163	$72
Current maturities of long-term debt	70	494
Accounts payable	920	948
Accrued liabilities	1,220	1,350
Current liabilities of discontinued operations (Note 3)	—	265

Total current liabilities	2,373	3,129
Long-term debt	6,849	7,069
Deferred income taxes	2,897	3,021
Deferred pension, other postretirement benefits and other liabilities	1,691	1,759
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	763	765
Noncurrent liabilities of discontinued operations (Note 3)	—	707
Commitments and contingencies (Note 10)

	14,573	16,450

Real Estate and Related Assets

Notes payable and commercial paper	427	—
Long-term debt	605	606
Other liabilities	565	606
Consolidated liabilities not owned	232	115
Commitments and contingencies (Note 10)

	1,829	1,327

Total liabilities	16,402	17,777

Shareholders’ interest:

Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 216,009,788 and 236,020,282 shares	270	295
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 1,716,618 and 1,987,770 shares	117	135
Other capital	1,973	3,812
Retained earnings	5,367	4,755
Cumulative other comprehensive income	113	88

Total shareholders’ interest	7,840	9,085

Total liabilities and shareholders’ interest	$24,242	$26,862

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	CONSOLIDATED		WEYERHAEUSER		REAL ESTATE AND RELATED ASSETS
	APRIL 1, 2007	MARCH 26, 2006	APRIL 1, 2007	MARCH 26, 2006	APRIL 1, 2007	MARCH 26, 2006
Cash flows from operations:
Net earnings (loss)	$755	$(576)	$719	$(686)	$36	$110
Noncash charges (credits) to income:
Depreciation, depletion and amortization	289	315	283	312	6	3
Deferred income taxes, net	(109)	(16)	(111)	(13)	2	(3)
Pension and other postretirement benefits (Note 7)	63	31	62	30	1	1
Share-based compensation expense	22	21	20	21	2	—
Reclass of excess tax benefits from share-based payment arrangements to financing	(47)	(15)	(44)	(14)	(3)	(1)
Equity in (income) loss of affiliates and unconsolidated entities	(17)	(24)	1	(3)	(18)	(21)
Charges for impairment of goodwill (Notes 3 and 6)	22	746	22	746	—	—
Charges for impairment of assets (Note 11)	34	—	34	—	—	—
Gain on disposition of assets (Note 11)	(3)	(2)	(3)	(2)	—	—
Gain on divestiture of fine paper and related assets (Note 3)	(682)	—	(682)	—	—	—
Foreign exchange transaction (gains) losses (Note 11)	(7)	26	(7)	26	—	—
Decrease (increase) in working capital, net of divestiture and acquisition:
Receivables	(270)	(201)	(231)	(101)	(39)	(100)
Inventories, real estate and land	(163)	(274)	(62)	(152)	(101)	(122)
Prepaid expenses	17	(31)	21	(23)	(4)	(8)
Accounts payable and accrued liabilities	(92)	(259)	(126)	(361)	34	102
Deposits on land positions	(7)	(45)	—	—	(7)	(45)
Intercompany advances	—	—	367	(114)	(367)	114
Other	(89)	1	(83)	10	(6)	(9)

Net cash from operations	(284)	(303)	180	(324)	(464)	21

Cash flows from investing activities:
Property and equipment	(121)	(189)	(114)	(182)	(7)	(7)
Timberlands reforestation	(12)	(12)	(12)	(12)	—	—
Acquisition of timberlands	(37)	(13)	(37)	(13)	—	—
Acquisition of businesses and facilities, net of cash acquired	—	(213)	—	—	—	(213)
Investments in and advances to equity affiliates	10	10	2	2	8	8
Proceeds from sale of property, equipment and other assets	10	2	10	2	—	—
Proceeds from Domtar Transaction (Note 3)	1,350	—	1,350	—	—	—
Other	(5)	15	(5)	15	—	—

Cash from investing activities	1,195	(400)	1,194	(188)	1	(212)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	291	(17)	(162)	(68)	453	51
Cash dividends	(143)	(123)	(143)	(123)	—	—
Payments on debt	(466)	(266)	(466)	(158)	—	(108)
Exercises of stock options	306	131	306	131	—	—
Excess tax benefits from share-based payment arrangements	47	15	44	14	3	1
Other	(4)	3	(4)	3	—	—

Cash from financing activities	31	(257)	(425)	(201)	456	(56)

Net change in cash and cash equivalents	942	(960)	949	(713)	(7)	(247)
Cash and cash equivalents at beginning of year	243	1,104	223	818	20	286

Cash and cash equivalents at end of year	$1,185	$144	$1,172	$105	$13	$39

Cash paid (received) during the year for:
Interest, net of amount capitalized	$175	$213	$175	$213	$—	$—

Income taxes	$70	$196	$(240)	$196	$310	$—

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the company’s financial position, results of operations, and cash flows for the interim periods presented. Except as otherwise disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; as such certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications of prior period balances have been made for consistent presentation with the current period. Refer to Note 2: Accounting Pronouncements regarding the retrospective application of a change in accounting for planned major maintenance costs. Refer to Note 3: Discontinued Operations and Assets Held for Sale regarding the reclassification of balances related to the fine paper business and related assets and the Canadian distribution facilities.

NOTE 2: ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Implemented

Accounting for Income Tax Uncertainties

The company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“Interpretation 48”) on January 1, 2007. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effects of applying this interpretation have been recorded as an increase of $1 million to beginning retained earnings, a decrease of $23 million to net deferred tax liabilities and an increase of $22 million to current income taxes payable. Refer to Note 8: Uncertain Tax Positions for additional information.

Accounting for Planned Major Maintenance Activities

Effective January 1, 2007, the company transitioned to the expense-as-incurred method of accounting for planned annual maintenance costs in its primary manufacturing mills. Previously, the company used the accrue-in-advance method of accounting for these planned major maintenance activities during interim reporting periods; however, under FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”), issued in September 2006, this method is no longer allowed. This change was applied retrospectively for all interim periods presented. Accordingly, the company has eliminated the liability recorded from the accrue-in-advance methodology and has recognized the annual maintenance costs in the interim periods in which they were incurred. The company does not expect any adjustment to its annual results of operations as a result of implementation or retrospective application of FSP AUG AIR-1.

The net effect of these adjustments on the consolidated financial statements for the thirteen weeks ended March 26, 2006, was a $4 million reduction in net loss, or $0.02 per share, and a $4 million decrease in accrued liabilities. This reduction was comprised of a $1 million reduction in earnings from continuing operations and a $5 million reduction in net loss from discontinued operations, net of income taxes.

Prospective Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. Statement 157 will be applicable when other accounting standards require or permit fair value measurements; it will not require new fair value measurements. Statement 157 will be effective for the company in fiscal 2008. The company is currently assessing the effect Statement 157 has on its Consolidated Financial Statements.

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 will be effective for the company in fiscal 2008. The company is currently evaluating whether to adopt the fair value option for any of the company’s financial instruments.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued operations for the thirteen-weeks ended April 1, 2007, include nine-weeks of operations of the fine paper and related assets that were divested as part of the Domtar Transaction in March 2007. In addition to the operations of the fine paper and related assets, discontinued operations for the thirteen-weeks ended March 26, 2006, also include the company’s North American composite panel operations, which were sold in July 2006, and its Irish composite panel operations, which were sold in November 2006.

The following table summarizes the U.S. dollar components of net earnings (loss) from discontinued operations:

	THIRTEEN-WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006
Net sales	$563	$924

Income (loss) from operations	38	(742)
Interest expense	(17)	(24)
Income tax (expense) benefit	(6)	10

Net earnings (loss) from operations	15	(756)

Pretax gain on divestiture	682	—
Income tax benefit on divestiture	74	—

Net gain on divestiture (after-tax)	756	—

Net earnings (loss) from discontinued operations	$771	$(756)

Domtar Transaction

On March 7, 2007, the company completed the following set of transactions:

•	a series of transfers and other transactions resulting in the company’s fine paper business and related assets becoming wholly-owned by Domtar Corporation;

•	the distribution of shares of Domtar Corporation to the company’s shareholders in exchange for 25 million shares of the company’s common stock; and

•	the acquisition of Domtar, Inc., an unaffiliated Canadian corporation, by Domtar Corporation.

Collectively, these transactions are referred to as the “Domtar Transaction”.

The company also received $1.35 billion of cash proceeds in connection with the Domtar Transaction, which the company expects to use to pay down debt.

Prior to the distribution of Domtar Corporation shares to the company’s shareholders, Domtar Corporation was a wholly-owned subsidiary of the company. Concurrent with the distribution to shareholders, Domtar Corporation ceased being a subsidiary of the company.

The operating assets divested as part of the Domtar Transaction are referred to as “fine paper and related assets” or the “fine paper business and related assets” and included the following:

•

the fine paper business including 7 paper mills and one coated groundwood mill with a combined capacity of 2.9 million tons, and 16 paper converting facilities with a total capacity of 2.0 million tons;

•	5 cellulose fiber manufacturing facilities with total capacity of 0.8 million tons; and

•	1 sawmill with a capacity of 160 million board feet.

Also included in the fine paper and related assets divested were:

•	the Prince Albert, Saskatchewan pulp and paper facility that the company closed in the first quarter of 2006;

•	sawmills in Big River and Wapawekka, Saskatchewan that were closed in second quarter 2006; and

•	forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

The following table presents the components of the net gain on divestiture:

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Cash	$1,350
Common shares tendered (25,490,194 shares at $85.99 per share)	2,192

3,542

Less:
Net book value of contributed assets	(2,858)
Costs not reimbursed	(2)

(2,860)

Pre-tax gain	682
Tax benefit	74

Net gain on divestiture	$756

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

The U.S. portion of the transaction resulted in a gain which is not taxable while the Canadian portion of the transaction resulted in a net loss for which we have recognized a tax benefit. The net pretax gain on the Domtar Transaction of $682 million was recognized in the first quarter of 2007 and is recorded in the Corporate and Other segment. The company also recognized a net tax benefit of $74 million – largely due to a reduction in timing differences related to the fixed assets that were distributed to shareholders. The finalization of certain matters may result in additional adjustments in future periods.

The net loss from discontinued operations for the thirteen-week period ended March 26, 2006 includes $746 million in charges for the impairment of goodwill associated with the fine paper reporting unit.

Carrying Value of the Assets and Liabilities of Discontinued Operations

The following table summarizes the carrying values of the assets and liabilities of discontinued operations. Carrying values as of December 31, 2006, consists of the assets and liabilities of the fine paper business and related assets.

DOLLAR AMOUNTS IN MILLIONS	DECEMBER 31, 2006
Assets
Receivables, less allowances	$339
Inventories	504
Prepaid expenses	4

Total current assets	847

Property and equipment, net	2,942
Construction in progress	12
Timber and timberlands	1
Goodwill	18
Deferred pension and other	31

Total noncurrent assets	3,004

Total assets	$3,851

Liabilities
Accounts payable	$100
Accrued liabilities	165

Total current liabilities	265

Deferred income taxes	670
Deferred pension, postretirement benefits and other liabilities	37
Total liabilities	$972

Announced Sale of Canadian Building Products Distribution Centers

On February 16, 2007, the company announced its intent to sell its Canadian and select U.S. building materials distribution centers. The company recorded a pretax asset impairment charge in the first quarter of 2007 of approximately $30 million, including $22 million on goodwill impairments, related to the Canadian building materials distribution centers. Certain assets of the Canadian facilities are classified as held for sale on the accompanying Consolidated Balance Sheet and include inventories and accounts receivables of $47 million and $67 million, respectively, as of April 1, 2007, and $58 million and $47 million, respectively, as of December 31, 2006. Under the expected terms of sale, the company will continue to sell wood products through these Canadian distribution centers. As a result of this continuing involvement, the operations of these facilities have not been included in discontinued operations in the accompanying consolidated financial statements.

The company continues to pursue alternatives for certain U.S. building materials distribution centers; however, these assets are not classified as assets held for sale or discontinued operations as of April 1, 2007.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

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

	THIRTEEN-WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS	APRIL 1, 2007	MARCH 26, 2006
Earnings (loss) from continuing operations	$(16)	$180
Earnings (loss) from discontinued operations	771	(756)

Net earnings (loss) available for common and exchangeable shareholders	$755	$(576)

Weighted average outstanding shares of common and exchangeable stock (basic)	233,242	245,794
Dilutive effect of share-based awards	—	1,176

Common and exchangeable stock and stock equivalents (diluted)	233,242	246,970

Basic earnings (loss) per share:
Continuing operations	$(0.07)	$0.73
Discontinued operations	3.31	(3.07)

Net earnings (loss)	$3.24	$(2.34)

Diluted earnings (loss) per share:
Continuing operations	$(0.07)	$0.73
Discontinued operations	3.31	(3.06)

Net earnings (loss)	$3.24	$(2.33)

Options to purchase 9,182,541 shares; performance share units with potential maximum awards of 607,909 shares; and restricted stock units of 549,385 shares were not included in the computation of diluted earnings (loss) per share for the thirteen-weeks ended April 1, 2007, due to the company’s net loss position in continuing operations. Performance share units with potential maximum awards of 309,192 shares were not included in the computation of diluted earnings (loss) per share for the thirteen-weeks ended March 26, 2006, due to their anti-dilutive effect.

The decrease in the weighted average number of shares outstanding reflects the cancellation of 25,490,194 shares as part of the Domtar Transaction in March 2007 and the repurchase of 10,826,800 shares during 2006. During the first quarter of 2007, the company repurchased 140,000 shares of common stock under the company’s stock repurchase program. As of April 1, 2007, the company had repurchased 11,140,600 shares of common stock under the program.

NOTE 5: INVENTORIES

DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	DECEMBER 31, 2006
Logs and chips	$119	$101
Lumber, plywood, panels and engineered lumber	470	457
Pulp and paper	92	402
Containerboard and packaging	271	270
Other products	213	214
Materials and supplies	319	485

	1,484	1,929
Less discontinued operations	—	(504)
Less assets held for sale	(47)	(58)

Total Inventories	$1,437	$1,367

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

NOTE 6: GOODWILL

The following table provides a reconciliation of changes in the carrying amount of goodwill during the first quarter of 2007:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	CONTAINERBOARD, PACKAGING, AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 31, 2006	$40	$800	$105	$1,244	$14	$2,203
Less: discontinued operations	—	(7)	(11)	—	—	(18)

Balance as of December 31, 2006, excluding discontinued operations	40	793	94	1,244	14	2,185
Impairment of goodwill	—	(22)	—	—	—	(22)
Effect of foreign currency translation and other adjustments	—	3	—	—	—	3
Tax adjustments	—	—	(1)	(7)	—	(8)

Balance as of April 1, 2007	$40	$774	$93	$1,237	$14	$2,158

The goodwill impairment relates to the Canadian building materials distribution facilities that are held for sale as of April 1, 2007. Refer to Note 3: Discontinued Operations and Assets Held for Sale for additional information.

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The company recognized net pension expense of $45 million and other postretirement benefit expense of $18 million, for a total of $63 million during the thirteen-weeks ended April 1, 2007, compared to a total of $31 million during the thirteen-week period ended March 26, 2006. The components of net periodic benefit costs are:

	PENSION		OTHER POSTRETIREMENT BENEFITS
	THIRTEEN-WEEKS ENDED		THIRTEEN-WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006	APRIL 1, 2007	MARCH 26, 2006
Service cost	$36	$40	$5	$6
Interest cost	67	81	13	13
Expected return on plan assets	(124)	(130)	—	—
Amortization of loss	2	7	7	6
Amortization of prior service costs (credits)	9	10	(2)	(2)
(Gain) loss due to curtailment, settlement and special termination benefits	55	—	(5)	—

	$45	$8	$18	$23

Gain or loss due to curtailment, settlement and special termination benefits is primarily related to the Domtar Transaction, which included the transfer of four Canadian pension plans and is recorded in discontinued operations. Refer to Note 3: Discontinued Operations and Assets Held for Sale for additional information about the Domtar Transaction.

The company contributed $7 million to its Canadian pension plans in the first quarter of 2007 and expects to contribute an additional $7 million to its Canadian pension plans in 2007. The expected contribution amount for 2007 is substantially less than the $37 million that was reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The decrease is primarily due to stronger-than-expected investment returns on the Canadian pension assets, as well as the effect of transferring four of the company’s Canadian pension plans as part of the Domtar Transaction. The company is not required to make any contributions to its U.S. plans during 2007.

NOTE 8: UNCERTAIN TAX POSITIONS

The company adopted Interpretation 48 on January 1, 2007. Subsequent to adoption, the company recognized tax expense and taxes payable of $27 million during the first quarter of 2007 in accordance with Interpretation 48, both of which are reported in discontinued operations. Under Interpretation 48, unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the company has taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of January 1, 2007 and April 1, 2007, $156 million and was $183 million, respectively. This amount represents the gross amount of exposure in individual jurisdictions and does not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an uncertain state deduction was not sustained. The net liability recognized on the accompanying Consolidated Balance Sheet under Interpretation 48 was $94 million as of January 1, 2007, and $121 million as of April 1, 2007. This amount considers the combined effects across all jurisdictions and represents the amount of tax positions that, if sustained, would affect the company’s effective tax rate.

In accordance with our accounting policy, the company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense and current taxes payable. This policy did not change as a result of Interpretation 48. The Consolidated Balance Sheet includes accrued interest related to such positions, net of income tax, of $15 million and $17 million as of January 1, 2007 and April 1, 2007, respectively.

As of April 1, 2007, the company is undergoing examination in the U.S. federal tax jurisdiction for the 2003-2004 tax years. We anticipate the commencement of our 2005-2006 IRS audit during 2007. We also are undergoing examination in various state and foreign jurisdictions for the 1984-2005 tax years. Management expects that the outcome of any examination will not have a material effect on our financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

The company estimates a decrease of up to $14 million in the unrecognized tax benefits in the next 12 months due to the lapse of applicable statutes of limitation.

NOTE 9: COMPRHENSIVE INCOME (LOSS)

	THIRTEEN-WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006
Net earnings (loss)	$755	$(576)
Other comprehensive income:
Foreign currency translation adjustments	1	5
Prior service credits and actuarial net gain	7	—
Net derivative gains (losses) on cash flow hedges, net of tax	28	(23)
Reclassification of net gains on cash flow hedges, net of tax	(11)	(6)

	$780	$(600)

NOTE 10: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Hardboard Siding Claims

In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and recognized a charge of $130 million before taxes to cover the estimated cost of the settlement and related claims. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by $43 million. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981 through December 31, 1999. This is a claims-based settlement, which means the claims are paid as submitted over a nine-year period. The right to file claims expires in three-year increments. The first six years of claims expired in 2003. In September 2004 the reserve was reduced $20 million based on less than anticipated claim and litigation activity. At the end of 2006 the right to file claims for the second six-year period expired, leaving only claims from 1994 through 1999. Another reserve reduction of $23 million was recognized in September 2006. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. Reserves for future claims settlements relating to hardboard siding cases require judgments regarding projections of future claims rates and amounts. Cumulative charges to the reserve through the first quarter of 2007 were $106 million. The company believes the reserve balance of $24 million at April 1, 2007, is adequate, but is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	THIRTEEN WEEKS ENDED	FIFTY-THREE WEEK PERIOD ENDED	FIFTY-TWO WEEK PERIOD ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	APRIL 1, 2007	2006	2005
Number of claims filed during the period	370	2,200	765
Number of claims resolved	395	1,420	640
Number of claims unresolved at end of period	1,460	1,485	705
Number of damage awards paid	150	675	270
Average damage award paid	$1,695	$3,478	$4,100

The lower average award in the first quarter of 2007 was due primarily to a lower number of awards for multi-family structures in the quarter than in 2005 or 2006.

The company has received $52 million in recoveries from its insurance carriers by way of negotiated settlements.

The company currently has no litigation pending with any person or entity that has opted out of the settlement. Individuals and entities that have opted out of the settlement may file lawsuits against the company in the future.

Alder Antitrust Litigation

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the “Initial Alder Case”) alleging from 1996 to the present the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. In February 2007, the Supreme Court vacated the Ninth Circuit Court of Appeals decision in the Initial Alder Case and remanded the matter to the Ninth Circuit for further action. The Supreme Court held that because the plaintiff had conceded it had not satisfied the test established by the Supreme Court, the claim on which the damage award was based could not be supported. In April, the Ninth Circuit issued an order vacating the judgment of the District Court and remanding the matter to the District Court for further proceedings. The District Court has asked the parties to submit briefs by early May 2007, regarding plaintiffs’ request to file a fifth amended complaint and the procedures and scope of a second trial, if one is ordered.

In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court in Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the trial. It alleged a fraud was committed on the court and requested judgment against the plaintiff be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. Trebled damages of $20 million were alleged. The U.S. District Court stayed this matter pending final disposition by the U.S. Supreme Court of the Initial Alder Case. The company denies the allegations in the complaint and has filed motions opposing a retrial. The court is not expected to take any action until mid-May 2007. In June 2003, Washington Alder filed an antitrust lawsuit against the company in U.S. District Court in Oregon alleging monopolization of the alder log and lumber markets and seeking trebled damages of $36 million and divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. A jury verdict of trebled damages of $16 million was appealed to the U.S. Court of Appeals for the Ninth Circuit. After oral argument in November 2005, the matter was stayed pending final disposition by the U.S. Supreme Court of the Initial Alder Case. Briefs are due in early May 2007 to the Ninth Circuit on what action should be taken in the Washington Alder Case. Because the jury award in the Washington Alder Case was based upon the findings in the Initial Alder case, the Supreme Court decision in the Initial Alder Case is expected to result in a reversal of the verdict by the Ninth Circuit. The company does not know whether the case will be retried under another legal theory and cannot determine at this time what, if any, damages may be alleged in subsequent proceedings.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

In April 2004, a civil class action antitrust lawsuit was filed against the company in U.S. District Court in Oregon claiming that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case, the company monopolized the market for finished alder and charged monopoly prices for finished alder lumber. In December 2004, the judge issued an order certifying the plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The claimed value of this matter, with trebling, is $59 million. The company denies the allegations in the complaint and intends to vigorously defend the matter. In February 2005, class counsel notified the court that approximately 5 percent of the class members opted out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities who have opted out may file lawsuits against the company in the future. In April 2007, the court granted the plaintiffs’ motion to file an amended complaint, extended the claims period to December 31, 2006 and scheduled trial on the matter for April 2008.

The company recognized charges and established a reserve in the amount of $95 million for the Initial Alder and Washington Alder cases in prior years. The company reversed the reserve and recognized pretax income in the amount of $95 million in the fourth quarter of 2006 because the requirements for establishing a reserve under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“Statement 5”), were no longer met when the Supreme Court issued its ruling. The company is unable to estimate at this time the amount of charges, if any, that may be required for the alder antitrust litigation in the future.

OSB Antitrust Litigation

A consolidated lawsuit was filed in U.S. District Court in Pennsylvania in 2006 seeking class action status for persons and entities who purchased oriented strand board (“OSB”) directly from Weyerhaeuser, Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Norbord and J.M. Huber Corp. between June 2002 through the present. The lawsuit alleges the defendants conspired to fix and raise OSB prices in the United States during the class period and as a result, class members paid artificially inflated prices for OSB during that period. Additional lawsuits have also been filed and have been consolidated in the same court for discovery purposes on behalf of “indirect purchasers” of OSB in different states that have laws permitting such actions on behalf of indirect purchasers. No specific damage amounts have been claimed. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future. In the third quarter 2006, the court dismissed with prejudice the claims filed by Pennsylvania indirect purchasers. In January 2007 both the direct and indirect purchasers requested class certification. The company has filed motions opposing class certification for both the direct and indirect purchaser claims.

Paragon Trade Brands, Inc. Litigation

In 1999, the Equity Committee (“Committee”) in the Paragon Trade Brands, Inc. (“Paragon”), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. Oral argument on the company’s appeal was heard in the second quarter of 2006. Management believes that an adverse result is not probable because the company will prevail on appeal. Based on the information currently available to us, the requirements for establishing a reserve under Statement 5 have not been met. As a result, the company has not established a reserve for this litigation. However, it is possible in the future that there could be a charge for all or a portion of any damage award. Any such charge could materially and adversely affect the company’s results of operations for the quarter or the year in which we record it.

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

Environmental Matters

The company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the company. As of April 1, 2007, the company has established reserves totaling $23 million for estimated remediation costs on all of the approximately 60 active sites across its operations. Environmental remediation reserves totaled $28 million as of December 31, 2006. The decrease in environmental remediation reserves reflects the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period. As part of the Domtar Transaction, Domtar agreed to assume $4 million of these liabilities that relate to facilities transferred to Domtar. The company accrued remediation costs of $1 million and $6 million in the first quarters of 2007 and 2006, respectively. The company incurred remediation costs of $2 million and $1 million in the first quarters of 2007 and 2006, respectively, and charged these costs against the reserve. Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $45 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

The company has not recognized a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (“Interpretation 47”), for certain legal obligations, primarily special handling for the removal and disposal of encapsulated asbestos from facilities and equipment. The fair value of such obligations cannot be reasonably estimated because the settlement dates are not reasonably determinable. The company will establish a liability under Interpretation 47 at the time the fair value becomes reasonably estimable.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

NOTE 11: OTHER OPERATING COSTS, NET

Other operating costs, net, are an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. Weyerhaeuser’s other operating costs, net, include the following (income) and expenses:

	THIRTEEN-WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006
Gain on the Domtar Transaction	$(682)	$—
Gain on disposition of assets	(3)	(2)
Asset impairment charges other than for closures	34	—
Foreign exchange (gains) losses	(7)	26
Other, net	(6)	6

	(664)	30
Less: discontinued operations	685	1

Other operating costs, net	$21	$31

In February 2007, the company announced an indefinite curtailment of the Miramichi, New Brunswick OSB mill and the mill has been offered for sale. Management has continued to evaluate its strategic options for the facility and on April 30, 2007, the company announced that the facility would not be a part of its long-term operations. In connection with the preparation of the financial statements for the quarter ended April 1, 2007, management concluded, based on continued weakness in the OSB markets, an impairment charge of $26 million was required. The company considered both discounted cash flow projections and comparable transactions in estimating the fair value of the Miramichi asset group. While the impairment charge will not result in future cash expenditures, the timing of a potential sale or closure of the facility may result in additional costs related to severance, maintenance and other activities.

Asset impairment charges also include $8 million of working capital impairments related to the Canadian distribution facilities.

Foreign exchange gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

NOTE 12: BUSINESS SEGMENTS

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s principal business segments are:

•	Timberlands, which includes logs, chips and timber;

•	Wood Products, which includes softwood lumber, plywood, veneer, OSB, hardwood lumber, engineered lumber, raw materials and building materials distribution;

•	Cellulose Fibers, which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture;

•	Fine Paper, which was divested as part of the Domtar Transaction in the first quarter of 2007;

•	Containerboard, Packaging and Recycling; and

•	Real Estate and Related Assets.

In addition, the Corporate and Other segment includes marine transportation, timberlands, distribution and converting facilities located outside North America; and general corporate support activities.

Following the completion of the Domtar Transaction in the first quarter of 2007, the company changed the composition of its reportable segments to align with the current management structure of the company. Operations that were previously aggregated in the Cellulose Fiber and White Papers segment are now reported in two separate segments – Cellulose Fibers and Fine Paper. The Cellulose Fibers segment includes pulp, liquid packaging board and the company’s equity interest in North Pacific Paper Corporation (NORPAC) – a joint venture that produces newsprint. The Fine Paper segment includes fine paper, coated groundwood and paper converting operations – all of which were divested as part of the Domtar Transaction. Results for first quarter 2006 have been recast for consistent presentation with the current period.

As disclosed in Note 2: Accounting Pronouncements, the financial results for first quarter 2006 have been retrospectively adjusted to reflect an accounting change to expense planned major maintenance costs in our primary mill operations in the period such costs were incurred. This retrospective adjustment affects the Cellulose Fibers, Fine Paper and Containerboard, Packaging and Recycling segments.

As disclosed in Note 3: Discontinued Operations and Assets Held for Sale, the company sold its North American composite panel operations in the third quarter of 2006 and its Irish composite panel operations in the fourth quarter of 2006. The segment data below includes the activities of the North American composite panel operations in the Wood Products segment. The activities of the Irish composite panel operations are included in the Corporate and Other segment.

The company also divested its fine paper business and related assets through completion of the Domtar Transaction in the first quarter of 2007. The majority of the operations that were divested as a result of the Domtar Transaction are included in the Fine Paper segment. The additional related assets are included in the following segments:

•

Cellulose Fibers – includes the Kamloops, British Columbia cellulose fiber operations; also includes sales of cellulose fiber produced in four mills with integrated paper and cellulose fiber operations.

•	Wood Products – includes the Ear Falls, Ontario sawmill and activities associated with the Big River and Wapawekka, Saskatchewan sawmills that were closed in second quarter 2006.

•	Timberlands – includes forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

The pretax gain of $682 million recognized in the first quarter of 2007 in connection with the Domtar Transaction is included in the Corporate and Other segment.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	THIRTEEN-WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006
Sales to and revenues from unaffiliated customers:
Timberlands	$233	$263
Wood Products	1,470	2,073
Cellulose Fibers	482	453
Fine Paper	459	654
Containerboard, Packaging and Recycling	1,226	1,127
Real Estate and Related Assets	487	690
Corporate and Other	97	116

	4,454	5,376
Less: sales of discontinued operations (Note 3)	(563)	(924)

	3,891	4,452
Intersegment sales:
Timberlands	409	475
Wood Products	64	56
Cellulose Fibers	29	34
Fine Paper	43	72
Containerboard, Packaging and Recycling	7	19
Corporate and Other	19	8

	571	664

Total sales and revenues	4,462	5,116
Intersegment eliminations	(571)	(664)

	$3,891	$4,452

Contribution (charge) to earnings:
Timberlands	$175	$198
Wood Products	(167)	117
Cellulose Fibers	22	(5)
Fine Paper	20	(756)
Containerboard, Packaging and Recycling	67	26
Real Estate and Related Assets	58	172
Corporate and Other	633	(102)

	808	(350)
Interest expense (Weyerhaeuser only) (continuing and discontinued operations)	(148)	(152)
Less: capitalized interest (Weyerhaeuser only)	30	16

Earnings before income taxes (continuing and discontinued operations)	690	(486)
Income tax benefit (expense) (continuing and discontinued operations)	65	(90)

Net earnings (loss)	$755	$(576)

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	DECEMBER 31, 2006
Assets:
Timberlands	$4,148	$4,173
Wood Products	3,940	3,966
Cellulose Fibers	2,582	2,815
Fine Paper	—	3,451
Containerboard, Packaging and Recycling	5,196	5,204
Real Estate and Related Assets	3,798	3,624
Corporate and Other	6,547	5,616

	26,211	28,849
Less: intersegment eliminations	(1,969)	(1,987)

Total assets	$24,242	$26,862

NOTE 13: SUBSEQUENT EVENT

On May 9, 2007, the company commenced cash tender offers to purchase up to $825 million in principal amount of its outstanding debt securities utilizing the cash proceeds received in connection with the Domtar Transaction.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements according to the Private Securities Litigation Reform Act of 1995. These statements:

•	use forward-looking terminology,

•	are based on various assumptions we make, and

•	may not be accurate because of risks and uncertainties surrounding the assumptions that we make.

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

STATEMENTS

We make forward-looking statements of our expectations regarding:

•	our markets in the second quarter of 2007;

•	earnings and performance of our business segments during the second quarter of 2007;

•	demand and pricing for our products during the second quarter of 2007;

•	fee timber harvests in the South and West;

•	timing of nonstrategic timberland sales;

•	curtailments in the Wood Products segment;

•	decreased manufacturing costs and maintenance downtime in the Cellulose Fiber segment during the second quarter of 2007;

•	OCC and fiber costs in the second quarter of 2007;

•	increased manufacturing costs, annual maintenance outages and increased productivity in the Containerboard, Packaging and Recycling segment during the second quarter 2007;

•	capital expenditures;

•	timing of debt paydown;

•	land, option or joint venture activity in Real Estate and Related Assets during the second quarter of 2007; and

•	new home sales and closings.

In addition, we also base our forward-looking statements on the expected effect of:

•	foreign exchange rates, primarily Canadian and New Zealand;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	loss of tax credits;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments;

•	energy prices;

•	raw material prices;

•	chemical prices;

•	performance of our manufacturing operations including unexpected maintenance requirements;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	weather;

•	loss from fires, floods, pest infestation and other natural disasters;

•	transportation costs;

•	legal proceedings;

•	performance of pension fund investments and derivatives;

•	changes in accounting principles;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

RESULTS OF OPERATIONS

As disclosed in Note 12: Business Segments, the company changed the composition of its reportable segments in the first quarter of 2007 to align with the current management structure following the completion of the Domtar Transaction. Results of operations that were previously aggregated in the Cellulose Fiber and White Papers segment are now discussed separately for the Cellulose Fibers segment and the Fine Papers segment.

As disclosed in Note 3: Discontinued Operations and Assets Held for Sale, the following operations are classified as discontinued operations in the accompanying consolidated financial statements:

•	Fine paper business and related assets (divested as part of the Domtar Transaction in March 2007);

•	Irish composite panel operations (sold in November 2006); and

•	North American composite panel operations (sold in July 2006).

In reviewing our results of operations, it’s important to understand the following:

•	Net sales and revenues and operating income included in Consolidated Results below exclude the results of discontinued operations.

•

Net sales and revenues and contribution (charge) to earnings reported in the individual segment discussions that follow include the results of discontinued operations. Refer to Note 12: Business Segments for a discussion of which segments include the results of the various discontinued operations.

Results for the thirteen week period ended March 26, 2006, have been reclassified to conform with the current presentation.

As discussed in Note 2: Accounting Pronouncements, results for the thirteen week period ended March 26, 2006 have also been retrospectively adjusted to reflect an accounting change to expense planned major maintenance costs in our primary mill operations in the period such costs were incurred.

In reviewing our results of operations, it’s important to understand these terms:

•	price realizations refers to net selling prices – this includes selling price plus freight minus normal sales deductions; and

•	contribution to earnings – refers to our business segment earnings before interest and taxes.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and contributions (charge) to earnings and are based on the thirteen-week periods ended April 1, 2007 and March 26, 2006. The thirteen-week periods are also referred to as 2007 and 2006.

CONSOLIDATED RESULTS

How We Did in the First Quarter of 2007

NET SALES AND REVENUE / OPERATING INCOME / NET EARNINGS (LOSS) – WEYERHAEUSER COMPANY

	THIRTEEN-WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	APRIL 1, 2007	MARCH 26, 2006	2007 VS. 2006
Net sales and revenues	$3,891	$4,452	$(561)
Operating income	$48	$339	$(291)
Net earnings (loss)	$755	$(576)	$1,331
Net earnings (loss) per share, basic	$3.24	$(2.34)	$5.58
Net earnings (loss) per share, diluted	$3.24	$(2.33)	$5.57

Comparing 2007 with 2006

In 2007:

•	Net sales and revenue decreased $561 million, or 13 percent.

•	Net earnings increased $1.3 billion.

Net sales and revenue

Net sales and revenue decreased primarily due to the weakening U.S. housing market, which was reflected in the following:

•	Lower demand for residential building products – refer to the Wood Products segment discussion.

•	A decline in the number of single-family homes closed – refer to the Real Estate and Related Assets segment discussion.

These decreases were partially offset by improved market conditions for packaging and containerboard products – refer to the Containerboard, Packaging and Recycling segment discussion.

Net earnings

Net earnings increased primarily due to the following:

•	A net gain recognized as a result of the Domtar Transaction – refer to the Corporate and Other segment discussion.

•	Lower charges for the impairment of goodwill – refer to the Fine Paper segment discussion.

These earnings improvements were partially offset by the following:

•	Lower price realizations for softwood lumber and structural panels – refer to the Wood Products segment discussion.

•	Lower gross margins on single-family homes closed – refer to the Real Estate and Related Assets segment discussion.

•	Increased pretax asset impairment and closure charges – refer to the Wood Products segment discussion.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

TIMBERLANDS

How We Did in the First Quarter of 2007

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and contribution to earnings for the thirteen-week periods ended April 1, 2007 and March 26, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – TIMBERLANDS

	THIRTEEN-WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	APRIL 1, 2007	MARCH 26, 2006	2007 VS. 2006
Net sales and revenues to unaffiliated customers:
Logs	$170	$201	$(31)
Other Products	63	62	1

	$233	$263	$(30)

Intersegment sales	$409	$475	$(66)

Contribution to earnings	$175	$198	$(23)

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues to unaffiliated customers decreased $30 million, or 11 percent.

•	Intersegment sales decreased $66 million, or 14 percent.

•	Contribution to earnings decreased $23 million, or 12 percent.

Net sales and revenue – unaffiliated customers

Net sales and revenues to unaffiliated customers decreased due primarily to the following:

•	Western log sales volumes decreased 6 percent and realizations decreased 5 percent due to weaker domestic markets.

•

Southern log sales volumes decreased 33 percent due to internal mill consumption and weaker market demand. This decrease was partially offset by price realizations, which improved 10 percent, primarily from increased domestic chip prices.

•	Canadian sales volumes decreased 44 percent due to lower logging levels in the Eastern provinces as a result of downtime at various mills and the completion of the Domtar Transaction.

Intersegment sales

Intersegment sales decreased $66 million due primarily to lower sales in Canada resulting from the same factors that negatively affected Canadian third-party sales volumes.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	Lower western domestic prices, partially offset by higher southern prices resulted in a negative net price/mix variance of $11 million.

•

Logging costs in the West increased, primarily due to increased transportation costs. This cost increase was partially offset by lower logging costs in the South from decreased salvage logging, which had been significant in 2006 due to Hurricane Katrina. These factors resulted in an overall negative cost variance of $11 million.

Our Outlook

We expect earnings in the second quarter of 2007 to be slightly lower than the first quarter of 2007 due to lower southern domestic log prices as a result of the weakening U.S. housing market. We expect this decrease to be partially offset by higher Western domestic log prices due to continued low log supplies. Sales of non-strategic timberlands are expected to be lower in the second quarter of 2007, but may vary depending on the timing of transaction closings.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	THIRTEEN-WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007	MARCH 26, 2006
Third-party log sales – cunits (100 cubic feet)	750	935
Fee harvest – cunits (100 cubic feet)	2,140	2,132

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

WOOD PRODUCTS

How We Did in the First Quarter of 2007

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the thirteen-week periods ended April 1, 2007 and March 26, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	THIRTEEN-WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006	2007 VS. 2006
Net sales and revenues:
Softwood lumber	$574	$782	$(208)
Plywood	100	135	(35)
Veneer	9	13	(4)
Composite panels	24	121	(97)
Oriented strand board	152	287	(135)
Hardwood lumber	90	99	(9)
Engineered I-Joists	117	169	(52)
Engineered solid section	155	204	(49)
Logs	6	7	(1)
Other products	243	256	(13)

	$1,470	$2,073	$(603)

Contribution (charge) to earnings	$(167)	$117	$(284)

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased $603 million, or 29 percent.

•	Contribution to earnings decreased $284 million.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•

Average sales realizations for oriented strand board decreased 44 percent and for lumber decreased 15 percent. These decreases made up the majority of the decrease in sales revenues as prices for commodity wood products declined significantly.

•

Shipment volumes decreased across all product lines due to the slowdown in the U.S. housing market that started mid-year 2006. Sales volumes of softwood lumber, oriented strand board and engineered lumber solid section decreased 14 percent, 6 percent, and 18 percent, respectively, due to reduced market demand.

•

Plywood sales volumes decreased 20 percent due to the closure of a plywood mill in December 2006. The closure was in response to market conditions as well as changes in business operations to use veneer to make engineered products instead of plywood.

•

Lower shipment volumes for composite products resulted from the sale of our North American composite panel operations in July 2006. 2007 sales of composite panels include third-party products sold through our distribution facilities.

Contribution to earnings

Contribution to earnings decreased $284 million primarily due to the following:

•

Contribution to earnings decreased due to poor overall market conditions. Our primary market is residential home building, which continues to experience a decline in total housing starts and an oversupply of existing homes for sale. Contributions from softwood lumber and structural panels decreased $243 million, $227 million from lower average price realizations and $16 million from reduced shipment volumes.

•

Asset and goodwill impairment charges of $56 million were recognized in 2007 relating to the indefinite curtailment of the Miramichi OSB facility and the pending sale of the Canadian distribution centers.

Our Outlook

We expect some improvement in market conditions in the second quarter of 2007, however we expect significant overall losses in the Wood Products segment. In response to market conditions, we will continue to balance production with demand, which may result in further curtailments of production.

THIRD-PARTY SALES VOLUMES

	THIRTEEN-WEEKS ENDED
VOLUMES IN MILLIONS, EXCEPT LOGS	APRIL 1, 2007	MARCH 26, 2006
Softwood lumber – board feet	1,657	1,921
Plywood – square feet (3/8”)	310	389
Veneer – square feet (3/8”)	57	61
Composite panels – square feet (3/4”)	36	302
Oriented strand board – square feet (3/8”)	942	1,000
Hardwood lumber – board feet	89	103
Engineered I-Joists – lineal feet	82	114
Engineered solid section – cubic feet	7	9
Logs – in thousands of cunits (100 cubic feet)	46	55

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

TOTAL PRODUCTION VOLUMES

	THIRTEEN-WEEKS ENDED
VOLUMES IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006
Softwood lumber – board feet	1,427	1,663
Plywood – square feet (3/8”)	114	241
Veneer – square feet (3/8”)(1)	298	455
Composite panels – square feet (3/4”)	—	278
Oriented strand board – square feet (3/8”)	968	1,073
Hardwood lumber – board feet	73	82
Engineered I-Joists – lineal feet	87	121
Engineered solid section – cubic feet	6	11

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

CELLULOSE FIBERS

How We Did in the First Quarter of 2007

Cellulose Fibers production volumes were reduced as a result of the divestment of the Kamloops, British Columbia mill and other white paper mills in the Domtar Transaction. The Cosmopolis, Washington mill and the Prince Albert, Saskatchewan mill, which were closed in September 2006 and April 2006, respectively, further reduced volumes during 2007.

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the thirteen-week periods ended April 1, 2007 and March 26, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	THIRTEEN-WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006	2007 VS. 2006
Net sales and revenues:
Pulp	$405	$394	$11
Liquid packaging board	56	46	10
Other products	21	13	8

	$482	$453	$29

Contribution (charge) to earnings	$22	$(5)	$27

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues increased $29 million, or 6 percent.

•	Contribution to earnings increased $27 million.

Net sales and revenue

Net sales and revenues increased primarily due to the following:

•	Average price realizations improved across all primary products in the segment.

—	Pulp price realizations increased by $76 per ton, or 13 percent.

—	Liquid packaging price realizations increased by $9 per ton, or 1 percent.

•	Sales volumes for pulp declined, and liquid packaging board sales volume increased.

—	Pulp sales volumes decreased approximately 57,000 tons, or 9 percent, mainly due to facility closures and the completion of the Domtar Transaction.

—	Liquid packaging sales volume increased approximately 11,000 tons, or 20 percent.

Contribution to earnings

Contribution to earnings increased approximately $27 million primarily due to the net effect of the following:

•	Improved market conditions in cellulose fibers resulted in higher price realizations, which contributed approximately $45 million to earnings.

•	Improved market conditions in liquid packaging and other products resulted in higher price realizations, which contributed approximately $7 million.

These increases were partially offset by lower sales volumes of cellulose fibers, which reduced earnings by $3 million.

•	Cost of goods sold increased approximately $16 million primarily due to the net effect of the following:

—	Fiber costs increased by $16 million, primarily due to price escalation of chips in the Pacific Northwest.

—	Maintenance and other operating costs increased by $9 million, primarily due to decreased productivity and an additional annual maintenance outage during 2007.

—	Chemical and energy costs decreased $8 million.

Our Outlook

We expect market conditions for this segment to remain favorable during the second quarter of 2007. We anticipate higher prices for cellulose fibers over the first quarter of 2007 and decreased manufacturing costs due to fewer scheduled annual maintenance outages.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

THIRD-PARTY SALES VOLUMES

	THIRTEEN-WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007	MARCH 26, 2006
Pulp – air-dry metric tons	594	651
Liquid packaging board – tons	67	56

TOTAL PRODUCTION VOLUMES

	THIRTEEN-WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007	MARCH 26, 2006
Pulp – air-dry metric tons	539	676
Liquid packaging board - tons	60	61

FINE PAPER

How We Did in the First Quarter of 2007

On March 7, 2007 the company’s fine paper operations and related assets were divested in the Domtar Transaction. As a result, 2007 results include the fine paper operations through the transaction date, while 2006 includes the fine paper operations for a full quarter. In addition, at year end 2005, we discontinued fine paper operations at our Prince Albert, Saskatchewan facility. Sales of inventory on hand at the date this operation was closed continued during the first quarter of 2006, but no comparable sales were recorded in the first quarter of 2007. We also discontinued operation of a paper machine at our Dryden, Ontario facility in April 2006; as a result, the first quarter 2006 includes operation of this machine while the first quarter 2007 does not have comparable results.

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the thirteen-week periods ended April 1, 2007 and March 26, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – FINE PAPER

	THIRTEEN-WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006	2007 VS. 2006
Net sales and revenues:

Paper	$433	$614	$(181)
Coated groundwood	26	40	(14)

	$459	$654	$(195)

Contribution (charge) to earnings	$20	$(756)	$776

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased by $195 million, or 30 percent.

•	Contribution to earnings increased by $776 million.

Net sales and revenues

Net sales and revenues decreased primarily due to a decrease of sales volumes of paper and coated groundwood of 306,000 tons or 38 percent, due to the Domtar Transaction. This decrease was partially offset by higher average price realizations for fine paper products, up $107 per ton or 13 percent.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•	Goodwill impairment charges decreased by $746 million.

•	Average price realizations for fine paper products increased by $107 per ton.

Partially offsetting these earnings improvements was a decrease in sales volumes of 306,000 tons, related to operations divested in the Domtar Transaction and facility curtailments.

Our Outlook

We will no longer be reporting fine paper performance as the facilities contributing to this business segment have all been divested in the Domtar Transaction effective March 7, 2007.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

THIRD-PARTY SALES VOLUMES

	THIRTEEN-WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007	MARCH 26, 2006
Paper – tons(1)	461	753
Coated groundwood – tons	38	52
Paper converting – tons	318	511

(1)	Includes unprocessed rolls and converted paper volumes.

TOTAL PRODUCTION VOLUMES

	THIRTEEN-WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007	MARCH 26, 2006
Paper – tons(2)	444	724
Coated groundwood – tons	43	56
Paper converting – tons	318	498

(2)	Paper machine production.

CONTAINERBOARD, PACKAGING AND RECYCLING

How We Did in the First Quarter of 2007

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the thirteen-week periods ended April 1, 2007 and March 26, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

	THIRTEEN-WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006	2007 VS. 2006
Net sales and revenues:
Containerboard	$119	$82	$37
Packaging	951	911	40
Recycling	94	80	14
Kraft bags and sacks	23	20	3
Other products	39	34	5

	$1,226	$1,127	$99

Contribution to earnings	$67	$26	$41

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues increased by $99 million, or 9 percent.

•	Contribution to earnings increased by $41 million, or 158 percent.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	Price realizations for packaging increased by $3.87 per thousand square feet, or 8 percent.

•	Price realizations for containerboard increased by $72 per ton, or 18 percent.

•	Containerboard volumes increased 48,000 tons, or 23 percent, primarily due to strong global demand and weakness in the U.S. dollar.

•	Price realizations for recycled materials increased by $35 per ton, or 33 percent, primarily due to increased demand from China.

Partially offsetting the increase in net sales and revenues above were the following:

•

Packaging volumes decreased 588 million square feet, or 3 percent, primarily due to the sale or closure of 10 plants since December 2005, reduced crop production in California and the weakening U.S. housing market and its impact on durable goods.

•	Production volumes of recycled materials volumes decreased by 79,000 tons, or 11 percent, due to increased competition in sourcing fiber and increased demand from China.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•	Price realizations for corrugated packaging and containerboard increased $69 million and $18 million, respectively.

•	Selling, general and administrative costs decreased $14 million, primarily due to reduced incentive compensation costs and lower pension expense.

Partially offsetting the earnings improvements above were the following:

•	Raw material costs increased $56 million, primarily as a result of a $47 per ton cost increase for OCC and a $15 per ton increase in the price paid for wood chips.

•

Non-fiber manufacturing costs increased $6 million, primarily due to higher depreciation expense related to the start up of a $109 million recovery boiler in Valliant, Oklahoma and the acceleration of depreciation on two recovery boilers in Campti, Louisiana.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

OCC costs increased rapidly at the end of 2006 and during the first quarter of 2007 as a result of strong demand from China. Recently, prices for OCC have declined from the high of March 2007. During the fourth quarter of 2006, prices for west coast wood chips increased significantly due to production curtailments at wood products manufacturing facilities caused by a decline in the U.S. housing market. These prices have remained stable during 2007, which resulted in a significant increase year over year.

Our Outlook

We expect earnings for the segment to increase during the second quarter of 2007 due to anticipated benefits from seasonally higher box shipments, partially offset by continued high fiber prices and costs for scheduled annual maintenance downtime.

On May 4, 2007, the company announced that its board of directors has authorized a process to consider a broad range of strategic alternatives for its Containerboard, Packaging and Recycling business. Alternatives range from continuing to hold and operate the assets to a possible sale or business combination.

THIRD-PARTY SALES VOLUMES

	THIRTEEN-WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007	MARCH 26, 2006
Containerboard – tons	259	211
Packaging – MSF	17,754	18,342
Recycling – tons	654	733
Kraft bags and sacks – tons	25	20

TOTAL PRODUCTION VOLUMES

	THIRTEEN-WEEKS ENDED
	APRIL 1, 2007	MARCH 26, 2006
VOLUMES IN THOUSANDS
Containerboard – tons(1)	1,515	1,575
Packaging – MSF	19,007	19,550
Recycling – tons(2)	1,619	1,716
Kraft bags and sacks – tons	23	19

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

REAL ESTATE AND RELATED ASSETS

How We Did in the First Quarter of 2007

Here is a comparison of net sales and revenues and contribution to earnings for the thirteen-week periods ended April 1, 2007 and March 26, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – REAL ESTATE AND RELATED ASSETS

	THIRTEEN-WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006	2007 VS. 2006
Net sales and revenues	$487	$690	$(203)

Contribution to earnings	$58	$172	$(114)

Key trends from our single-family operations – including net sales and revenues, homes closed and average sales price – affected our Real Estate and Related Assets net sales and revenues and contribution to earnings. Here is a comparison of those key items for the same quarterly periods of the past two years:

SUMMARY OF SINGLE-FAMILY STATISTICS

	THIRTEEN-WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007	MARCH 26, 2006
Homes sold	1,684	1,472
Homes closed	976	1,161
Homes sold but not closed (backlog)	2,207	3,105
Single-family gross margin (%)	21.7%	30.9%

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased $203 million, or 29 percent.

•	Contribution to earnings decreased $114 million, or 66 percent.

Results reflect continued market challenges for the U.S. homebuilding industry and our business. The imbalance in housing supply and demand continues to be reflected in an excess supply of unsold homes and prevalent buyer incentives. However, buyer confidence in our markets seems to be stabilizing as reflected by the following improvements in our operations:

•	Buyer traffic in the first quarter of 2007 decreased compared to the first quarter of 2006, but has improved from the fourth quarter of 2006.

•	The first quarter 2007 traffic conversion rate, the traffic required to generate one sale, has improved from both the prior quarter and the same quarter one year ago.

•	Cancellation rates in the first quarter of 2007 have stabilized at levels lower than those experienced in both the fourth quarter of 2006 and the first quarter of 2006.

•

At the end of the first quarter of 2007, our inventory of unsold homes was slightly higher than the level at the end of same quarter of 2006, however, we have reduced our inventory of unsold homes 18 percent from the level at year end 2006.

Net sales and revenues

Net sales and revenues decreased primarily due to the following:

•	Closings of single-family home sales decreased from 1,161 in the first quarter of 2006 to 976 in the current period, reflecting the lower levels of sales activity in 2006.

•	Average selling prices for single-family homes closed declined slightly.

•	Sales of land and lots decreased, which is a routine part of our home building and land development business, but does not occur ratably from period-to-period.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	The volume of single-family home closings decreased 16 percent.

•	Average selling price of homes closed decreased slightly.

•	Gross margins on single-family homes closed decreased as a result of higher land, land development, and construction costs.

•	Sales of land and lots decreased.

Our Outlook

As of April 1, 2007, we have a backlog of single-family homes sold but not closed of 5 months, compared to 3 months in backlog as of December 31, 2006. Although we expect the number of homes closed in the second quarter of 2007 to approximate the first quarter, margins on single-family homes closed are expected to continue to decline, adversely affecting earnings. While the exact timing of land and lot closings is difficult to forecast, there is a potential for additional earnings contribution from these activities in the second quarter. This could result in overall earnings in the segment exceeding first quarter 2007 results.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	marine transportation – through Westwood Shipping Lines, a wholly-owned subsidiary;

•	timberlands, distribution and converting facilities located outside North America; and

•	general corporate support activities.

Comparing 2007 with 2006

In 2007:

•	Contribution to earnings increased $735 million, due primarily to the following:

—	A pretax gain of $682 million from the Domtar Transaction was recognized during 2007 and is included in discontinued operations.

—	Foreign exchange gains of $7 million were recognized during 2007 compared to foreign exchange losses of $26 million during 2006. Foreign exchange gains and losses result from changes in exchange rates, primarily related to our Canadian and New Zealand operations.

INTEREST EXPENSE

Including Real Estate and Related Assets and discontinued operations, our interest expense incurred was:

•	$160 million in 2007 and

•	$166 million in 2006.

INCOME TAXES

Our effective income tax rates for continuing operations were:

•	35.8 percent for 2007 and

•	35.6 percent for 2006.

The 2007 effective tax rate excludes a $22 million charge for the impairment of goodwill associated with the Canadian distribution business. The goodwill impairment is not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charge.

Income tax expense from continuing and discontinued operations decreased $155 million due to the $74 million Canadian tax benefit on the gain from the Domtar Transaction, as well as lower earnings from continuing operations.

The Domtar Transaction is nontaxable in the U.S., but is taxable in Canada.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders, and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•

viewing the capital structure of Weyerhaeuser separately from that of Weyerhaeuser Real Estate Company (“WRECO”) and related assets given the very different nature of their assets and business activity, and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity at Weyerhaeuser and WRECO will reflect the following:

•	basic earnings capacity, and

•	liquidity characteristics of their respective assets.

WHERE WE GET CASH

We generate cash from sales of our products, from short-term and long-term borrowings and from the issuance of our stock – primarily upon exercise of employee stock options. In recent years, we have also generated cash proceeds from the sale of nonstrategic assets.

Cash from operations

Consolidated net cash used by our operations was:

•	$284 million in 2007, and

•	$303 million in 2006.

Comparing 2007 with 2006

Net cash used in operations decreased $19 million in 2007 as compared to 2006.

•

Cash we received from customers, net of cash paid to employees, suppliers and others decreased by $137 million. The negative effect from weak market conditions for both wood products and real estate was partially offset by a reduction in the net build of working capital, which generally occurs during the first quarter.

•	Cash paid for income taxes in 2007 decreased by $126 million as compared to 2006.

Financing

Cash generated from financing activities includes:

•	issuances of long-term debt,

•	borrowings under revolving lines of credit, and

•	proceeds from stock offerings and option exercises.

This section also includes information about our debt-to-total-capital ratio.

Long-term debt

During 2007, we received net proceeds of $291 million from the issuance of debt or from borrowings under our available credit facilities.

Stock offerings and option exercises

Our cash proceeds from the exercise of stock options were:

•	$306 million in 2007, and

•	$131 million in 2006.

We recognized the following excess tax benefits from the exercise of stock options:

•	$47 million in 2007, and

•	$15 million in 2006.

The volume of stock option exercises increased significantly in the first quarter of 2007, as the company’s average common stock price was 13 percent higher than the first quarter of 2006.

Debt-to-total-capital ratio

Our debt-to-total-capital ratio, as shown in the table below, was:

•	43.2 percent in 2007, and

•	39.4 percent in 2006.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

DEBT-TO-TOTAL-CAPITAL RATIO DETAILS

DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	DECEMBER 31, 2006
Notes payable and commercial paper:
Weyerhaeuser	$163	$72
Real Estate and Related Assets	427	—
Long-term debt:
Weyerhaeuser	6,919	7,563
Real Estate and Related Assets	605	606
Capital lease obligations:
Weyerhaeuser	52	62

Total debt	8,166	8,303
Minority Interest:
Weyerhaeuser	29	28
Real Estate and Related Assets	46	40
Deferred income taxes:
Weyerhaeuser	2,897	3,691
Real Estate and Related Assets	(96)	(98)
Shareholders’ interest	7,840	9,085

Total capital	$18,882	$21,049

Debt-to-total-capital ratio	43.2%	39.4%

Assuming the cash and cash equivalents balances of $1.2 billion and $243 million as of April 1, 2007 and December 31, 2006, respectively, had been used to reduce outstanding debt, the consolidated debt-to-total-capital ratio would be:

•	39.4 percent in 2007, and

•	38.7 percent in 2006.

Weyerhaeuser’s investment in our Real Estate and Related Assets business segment was:

•	$2.0 billion as of April 1, 2007, and

•	$2.0 billion as of December 31, 2006.

Excluding that investment – and the Real Estate and Related Assets amounts listed in the table – our debt-to-total-capital ratio was:

•	44.8 percent in 2007, and

•	41.6 percent in 2006.

Proceeds from the Domtar Transaction

We received cash proceeds of $1.35 billion in March 2007 as a result of the Domtar Transaction. Approximately $380 million of the proceeds was used to reduce debt in the first quarter. We expect to retire debt with the remaining proceeds before year-end 2007. On May 9, 2007, we commenced cash tender offers to purchase up to $825 million in principal amount of our outstanding debt securities with a portion of the remaining proceeds.

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business,

•	repay long-term debt and credit facilities, and

•	pay dividends and repurchase our stock.

Investing in our business

In February 2006, WRECO acquired Maracay Homes Arizona I, LLC, a privately held homebuilder in Arizona. WRECO paid $213 million, including transaction related costs, in connection with the acquisition.

SUMMARY OF CAPITAL SPENDING BY BUSINESS SEGMENT – EXCLUDING REAL ESTATE AND RELATED ASSETS

DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007	MARCH 26, 2006
Timberlands	$17	$17
Wood Products	21	18
Cellulose Fibers	34	60
Fine Paper	2	20
Containerboard, Packaging and Recycling	38	41
Corporate and Other	14	38

	$126	$194

We anticipate that our capital expenditures for 2007 – excluding acquisitions and our Real Estate and Related Assets business segment – will be approximately $800 million. However, that amount could change due to:

•	future economic conditions,

•	weather, and

•	timing of equipment purchases.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

Revolving credit facilities

Weyerhaeuser Company and WRECO have two multi-year revolving credit facility agreements: a $1.2 billion revolving credit facility that expires in March 2010 and a $1.0 billion 5-year revolving credit facility that expires in December 2011. WRECO can borrow up to $400 million under each of these facilities. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities.

As of April 1, 2007, approximately $1.1 billion of our credit facilities were available for incremental borrowings.

Our wholly-owned Canadian subsidiary – Weyerhaeuser Company Limited – had a multi-year revolving credit facility with a group of banks that provided for borrowings up to $200 million (Canadian). The credit facility was fully drawn at December 31, 2006 with a balance of approximately $172 million (U.S.). Weyerhaeuser was a guarantor of the borrowings on this credit facility, which was scheduled to expire in December 2008. In January 2007, Weyerhaeuser Company Limited repaid the outstanding balance and terminated the credit facility.

Paying dividends and repurchasing stock

We paid dividends of:

•	$143 million in 2007, and

•	$123 million in 2006.

The increase in the amount of dividends we paid was primarily due to increasing our quarterly dividend from $0.50 per share to $0.60 per share effective with the third quarter of 2006. Our intent, over time, is to maintain an annual dividend payout ratio of 20 percent to 30 percent of our operating cash flows.

In October 2005, we announced a stock repurchase program for the repurchase of up to 18 million shares of our common stock. During 2007, we repurchased 140,000 shares at a net cost of $10 million. There were no share repurchases during the same period in 2006.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies involve a higher degree of judgment and estimates. They also have a high degree of complexity.

Our most critical accounting policies relate to our:

•	pension and postretirement benefit plans;

•	potential impairments of long-lived assets and goodwill;

•	legal, environmental and product liability reserves; and

•	depletion accounting.

Pension and Postretirement Benefit Plans

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate,

•	expected rate of return,

•	anticipated trends in health care costs,

•	assumed increases in salaries,

•	mortality rates, and

•	other factors.

After the end of every year, we review our assumptions with external advisors and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position and results and cash flows.

Other factors that affect our accounting for the plans include:

•	actual pension fund performance,

•	plan changes, and

•	changes in plan participation or coverage.

This section provides more information about our:

•	expected rate of return,

•	discount rate, and

•	cash contributions.

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

Our expected rate of return is important in determining the cost of our plans. Every 0.5 percent change in our expected rate of return would affect pre-tax earnings by approximately:

•	$23 million for our U.S. qualified pension plans, and

•	$4 million for our Canadian registered pension plans.

In accounting, we base our judgments and estimates on:

•	historical experience, and

•	assumptions we believe are appropriate and reasonable under current circumstances.

Actual results, however, may differ from the estimated amounts we have recorded.

Discount rate

Our discount rate as of December 31, 2006 is:

•	5.8 percent for our U.S. plans – compared to 5.9 percent at December 25, 2005; and

•	5.15 percent for our Canadian plans – the same rate that was used at December 25, 2005.

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

Our discount rate is important in determining the cost of our plans. Every 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$14 million for our U.S. qualified pension plans, and

•	$6 million for our Canadian registered pension plans.

Pension and postretirement benefit expenses for 2007 will be based on the 5.8 percent assumed discount rate for U.S. plans and 5.15 percent for the Canadian plans.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

Contributions made and benefits paid

During the first quarter of 2007:

•	We do not expect to have to fund the U.S. qualified plans.

•	We contributed approximately $7 million to our registered and non registered Canadian pension plans.

We expect to contribute an additional $7 million to the Canadian plans (registered and non registered) during 2007 which includes a reversion of surplus of approximately $4 million from three closed plans. This also reflects the reduction in funding requirements due to the Domtar Transaction.

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

In determining fair market value and whether impairment has occurred, we are required to estimate:

•	future cash flows,

•	residual values, and

•	fair values of the assets.

Key assumptions we use in developing the estimates include:

•	probability of alternative outcomes,

•	product pricing,

•	raw material costs,

•	product sales, and

•	discount rate.

Effect of acquisitions

We have made substantial acquisitions in recent years.

The acquisitions make up a large portion of the net book value – or carrying value – of our property and equipment and timber and timberlands. As a result, a large portion of our long-lived assets have carrying amounts that reflect relatively current values.

Our goodwill was $2.2 billion as of April 1, 2007. That amount represents approximately 9 percent of our consolidated assets.

Legal, Environmental and Product Liability Reserves

We record contingent liabilities when:

•	it becomes probable that we will have to make financial payments, and

•	the amount of loss can be reasonably estimated.

Legal matters

Determining our liabilities for legal matters requires projections about the outcome of litigation and the amount of our financial responsibility. We base our projections on:

•	historical experience, and

•	recommendations of legal counsel.

While we do our best in developing our projections, litigation is still inherently unpredictable, and excessive verdicts occur.

Details about our legal exposures and proceedings are discussed in Note 10 of the Notes to Consolidated Financial Statements. These exposures and proceedings are significant. Ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year.

Environmental matters

Determining our liabilities for environmental matters requires estimates of future remediation alternatives and costs. We base our estimates on:

•	detailed evaluations of relevant environmental regulations,

•	physical and risk assessments of our affected sites,

•	assumptions of probable financial participation by other known potentially responsible parties, and

•	amounts that we will receive from insurance carriers – though not recorded until we have a binding agreement with the carriers.

Product liability matters

We record reserves for contingent product liability matters when it becomes probable we will make financial payment. Determining the amount of reserves we record requires projections of future claims rates and amounts. The hardboard siding reserve is our sole material product liability reserve and is discussed in detail under Note 10 of the Notes to Consolidated Financial Statements.

Depletion

We record depletion – the costs attributed to timber harvested – as trees are harvested.

To calculate our depletion rate, which is updated annually, we:

•	take the total cost of the timber minus previously recorded depletion, and

•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of many factors. They include:

•	changes in weather patterns,

•	effect of fertilizer and pesticide applications,

•	changes in environmental regulations and restrictions,

•	limits on harvesting certain timberlands,

•	changes in harvest plans,

•	scientific advancement in seedling and growing technology, and

•	changes in harvest cycles.

In addition, the length of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture – or sustainable forest management – costs associated with existing stands;

•	future reforestation costs associated with a stand’s final harvest; and

•	future volume in connection with the replanting of a stand subsequent to its final harvest.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during the first quarter of 2007 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s principal executive officer and principal financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during the first quarter that have materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

LEGAL PROCEEDINGS

Refer to Note 10 of the Notes to Consolidated Financial Statements of this report.

RISK FACTORS

The following risk factor has been added during the first quarter of 2007 to the risk factors presented in the company’s 2006 Annual Report on Form 10-K.

Risks Related to the Domtar Transaction

On March 7, 2007, we completed a transaction combining our fine paper business and related assets with Domtar, Inc., a Canadian corporation, to form a new company, Domtar Corporation. The transaction was structured in a manner that was tax-free to us and our shareholders. In connection with the transaction, we entered into a tax sharing agreement with Domtar Corporation that requires Domtar, its subsidiaries and affiliates, for a two year period following closing of the transaction, to avoid taking certain actions that might adversely affect the tax-free status of the transaction. To the extent that the tax-free status of the transaction is lost because of actions taken by Domtar, Domtar is generally required to indemnify us for any resulting tax-related losses incurred by us or our shareholders. In the event that conduct by Domtar affects the tax-free status of the transaction and Domtar is unable to meet its obligation to indemnify us and our shareholders, Weyerhaeuser and its shareholders could incur significant tax obligations.

WEYERHAEUSER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN-WEEK PERIODS ENDED APRIL 1, 2007 AND MARCH 26, 2006

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING THE FIRST QUARTER OF 2007

Common Stock Repurchases During the First Quarter:	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED (A)	AVERAGE PRICE PAID PER SHARE (OR UNIT) (B)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (C)	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (D)

January 1 – February 4	—	N/A	—	6,999,400
February 5 – March 4	—	N/A	—	6,999,400
March 5 – April 1	140,000	$74.75	140,000	6,859,400

Total repurchases during first quarter	140,000	$74.75	140,000	6,859,400

On October 21, 2005, we announced a stock repurchase program under which we are authorized by the Board of Directors to repurchase up to 18 million shares of our common stock. During the first quarter of 2007, we purchased 140,000 shares of common stock for approximately $10 million under the program. As of April 1, 2007, we had repurchased a total of 11,140,600 shares of common stock under the program. All common stock purchases under the program were made in open market transactions.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

OTHER INFORMATION

Not Applicable

EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)