Form 10-Q
period 2007-07-01
WEYERHAEUSER CO
filed 2007-08-09
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

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

As of August 03, 2007, 215,857,855 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2006. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen and twenty-six week periods ended July 1, 2007, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY
Date: August 9, 2007

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

PART I.	FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2007 AND JUNE 25, 2006

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
		(REVISED – SEE NOTE 2)		(REVISED – SEE NOTE 2)
Net sales and revenues:
Weyerhaeuser	$3,775	$4,121	$7,179	$7,882
Real Estate and Related Assets	559	746	1,046	1,436

Total net sales and revenues	4,334	4,867	8,225	9,318

Costs and expenses:
Weyerhaeuser:
Costs of products sold	3,085	3,190	5,870	6,137
Depreciation, depletion and amortization	223	231	455	464
Selling expenses	109	117	218	217
General and administrative expenses	199	205	399	440
Research and development expenses	18	15	34	31
Charges for restructuring	2	18	5	17
Charges for closure of facilities (Note 12)	19	5	24	7
Impairment of goodwill (Note 6)	—	—	22	—
Other operating costs (income), net (Note 13)	5	(26)	26	5

	3,660	3,755	7,053	7,318

Real Estate and Related Assets:
Costs and operating expenses	415	553	794	1,035
Depreciation and amortization	5	4	11	7
Selling expenses	45	43	86	80
General and administrative expenses	27	35	55	65
Charge for impairment of long-lived assets	12	3	12	3
Other operating costs, net	4	3	—	—

	508	641	958	1,190

Total costs and expenses	4,168	4,396	8,011	8,508

Operating income	166	471	214	810
Interest expense and other:
Weyerhaeuser:
Interest expense incurred (Note 7)	(179)	(129)	(310)	(257)
Less: interest capitalized	29	20	59	36
Interest income and other	25	15	45	34
Equity in income of affiliates	1	6	—	9
Real Estate and Related Assets:
Interest expense incurred	(16)	(14)	(28)	(28)
Less: interest capitalized	16	14	28	28
Interest income and other	1	3	4	13
Equity in income of unconsolidated entities	12	15	30	36

Earnings from continuing operations before income taxes	55	401	42	681
Income taxes	(18)	(92)	(21)	(192)

Earnings from continuing operations	37	309	21	489
Discontinued operations, net of income taxes (Note 3)	(5)	(11)	766	(767)

Net earnings (loss)	$32	$298	$787	$(278)

Basic earnings (loss) per share (Note 4):
Continuing operations	$0.17	$1.24	$0.09	$1.98
Discontinued operations	(0.02)	(0.04)	3.40	(3.11)

Net earnings (loss)	$0.15	$1.20	$3.49	$(1.13)

Diluted earnings (loss) per share (Note 4):
Continuing operations	$0.17	$1.23	$0.09	$1.97
Discontinued operations	(0.02)	(0.04)	3.38	(3.09)

Net earnings (loss)	$0.15	$1.19	$3.47	$(1.12)

Dividends paid per share	$0.60	$0.50	$1.20	$1.00

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS)

(UNAUDITED)

	JULY 1, 2007	DECEMBER 31, 2006
ASSETS
Weyerhaeuser:
Current assets:
Cash and cash equivalents	$208	$223
Receivables, less allowances of $13 and $15	1,508	1,183
Inventories (Note 5)	1,308	1,355
Prepaid expenses	378	385
Assets held for sale (Note 3)	—	105
Current assets of discontinued operations (Note 3)	—	870

Total current assets	3,402	4,121
Property and equipment, less accumulated depreciation of $9,325 and $8,901	6,775	7,061
Construction in progress	544	395
Timber and timberlands at cost, less depletion charged to disposals	3,721	3,681
Investments in and advances to equity affiliates	510	499
Goodwill (Note 6)	2,181	2,185
Deferred pension and other assets	1,470	1,368
Restricted assets held by special purpose entities	916	917
Noncurrent assets of discontinued operations (Note 3)	—	3,011

	19,519	23,238

Real Estate and Related Assets:
Cash and cash equivalents	7	20
Receivables, less discounts and allowances of $5 and $4	75	144
Real estate in process of development and for sale	1,561	1,449
Land being processed for development	1,476	1,365
Investments in unconsolidated entities, less allowances of $13 and $11	83	72
Other assets	383	423
Consolidated assets not owned	287	151

	3,872	3,624

Total assets	$23,391	$26,862

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	JULY 1, 2007	DECEMBER 31, 2006
LIABILITIES AND SHAREHOLDERS’ INTEREST
Weyerhaeuser
Current liabilities:

Notes payable and commercial paper	$92	$72
Current maturities of long-term debt (Note 7)	63	488
Accounts payable	1,010	948
Accrued liabilities	1,145	1,363
Current liabilities of discontinued operations (Note 3)	—	258

Total current liabilities	2,310	3,129
Long-term debt (Note 7)	5,980	7,069
Deferred income taxes	2,906	3,011
Deferred pension, other postretirement benefits and other liabilities	1,775	1,759
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	765	765
Noncurrent liabilities of discontinued operations (Note 3)	—	717
Commitments and contingencies (Note 11)

	13,736	16,450

Real Estate and Related Assets

Notes payable and commercial paper	412	—
Long-term debt	605	606
Other liabilities	539	606
Consolidated liabilities not owned	246	115
Commitments and contingencies (Note 11)

	1,802	1,327

Total liabilities	15,538	17,777

Shareholders’ interest:

Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 216,043,436 and 236,020,282 shares	270	295
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 1,715,745 and 1,987,770 shares	117	135
Other capital	1,981	3,812
Retained earnings	5,269	4,755
Cumulative other comprehensive income (Note 10)	216	88

Total shareholders’ interest	7,853	9,085

Total liabilities and shareholders’ interest	$23,391	$26,862

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2007 AND JUNE 25, 2006

(DOLLAR AMOUNTS IN MILLIONS)

(UNAUDITED)

	CONSOLIDATED		WEYERHAEUSER		REAL ESTATE AND RELATED ASSETS
	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Cash flows from operations:
Net earnings (loss)	$787	$(278)	$710	$(466)	$77	$188
Noncash charges (credits) to income:
Depreciation, depletion and amortization	517	628	506	621	11	7
Deferred income taxes, net	(106)	(99)	(115)	(93)	9	(6)
Pension and other postretirement benefits (Note 8)	57	65	54	63	3	2
Share-based compensation expense	32	17	29	15	3	2
Reclass of excess tax benefits from share-based payment arrangements to financing	(48)	(20)	(45)	(17)	(3)	(3)
Equity in (income) loss of affiliates and unconsolidated entities	(30)	(45)	—	(9)	(30)	(36)
Charge for impairment of goodwill (Notes 3 and 6)	22	749	22	749	—	—
Charge for impairment of long-lived assets (Notes 12 and 13)	68	18	56	15	12	3
Loss on early extinguishment of debt (Note 7)	42	—	42	—	—	—
Gain on disposition of assets (Note 13)	(32)	—	(32)	—	—	—
Gain on sale of operations (Note 3)	(678)	—	(678)	—	—	—
Foreign exchange transaction (gains) losses (Note 13)	(36)	5	(36)	5	—	—
Decrease (increase) in working capital, net of divestiture and acquisitions:
Receivables	(202)	(310)	(271)	(211)	69	(99)
Inventories, real estate and land	(42)	(334)	125	(9)	(167)	(325)
Prepaid expenses	(1)	(24)	—	(19)	(1)	(5)
Accounts payable and accrued liabilities	(264)	(103)	(211)	(271)	(53)	168
Deposits on land positions	(19)	(80)	—	—	(19)	(80)
Intercompany advances	—	—	308	(387)	(308)	387
Other	(86)	(25)	(72)	(17)	(14)	(8)

Net cash from operations	(19)	164	392	(31)	(411)	195

Cash flows from investing activities:
Property and equipment	(265)	(381)	(254)	(366)	(11)	(15)
Timberlands reforestation	(24)	(21)	(24)	(21)	—	—
Acquisition of timberlands	(70)	(31)	(70)	(31)	—	—
Acquisition of businesses and facilities, net of cash acquired	(39)	(213)	—	—	(39)	(213)
Investments in, advances to and returns of equity affiliates, net	20	13	3	1	17	12
Proceeds from sale of property, equipment and other assets	49	12	49	12	—	—
Proceeds from Domtar Transaction (Note 3)	1,350	—	1,350	—	—	—
Other	—	4	—	4	—	—

Cash from investing activities	1,021	(617)	1,054	(401)	(33)	(216)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	461	76	32	(49)	429	125
Cash dividends	(274)	(246)	(274)	(246)	—	—
Payments on debt (Note 7)	(1,557)	(525)	(1,556)	(168)	(1)	(357)
Exercises of stock options	316	171	316	171	—	—
Repurchase of common stock	(22)	—	(22)	—	—	—
Excess tax benefits from share-based payment arrangements	48	20	45	17	3	3
Other	(2)	2	(2)	2	—	—

Cash from financing activities	(1,030)	(502)	(1,461)	(273)	431	(229)

Net change in cash and cash equivalents	(28)	(955)	(15)	(705)	(13)	(250)
Cash and cash equivalents at beginning of period	243	1,104	223	818	20	286

Cash and cash equivalents at end of period	$215	$149	$208	$113	$7	$36

Cash paid (received) during the year for:
Interest, net of amount capitalized	$259	$272	$259	$272	$—	$—

Income taxes	$96	$269	$(214)	$269	$310	$—

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2007 AND JUNE 25, 2006

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

NOTE 2: ACCOUNTING CHANGES

Accounting Changes Implemented

The company has implemented the following three accounting changes in the first half of 2007. None of these changes had a material effect on the company’s financial position, results of operations or cash flows.

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

The cumulative effects of applying this interpretation have been recorded as an increase of $1 million to beginning retained earnings, a decrease of $23 million to net deferred tax liabilities and an increase of $22 million to current income taxes payable. Refer to Note 9: Uncertain Tax Positions for additional information.

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

The net effect of these adjustments on the consolidated statement of earnings for the thirteen and twenty-six weeks ended June 25,2006, was as follows:

	THIRTEEN WEEKS ENDED JUNE 25, 2006
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES	PRIOR TO ADJUSTMENT	ADJUSTMENT	AS CURRENTLY REPORTED
Net earnings	$314	$(16)	$298

Earnings per share – diluted	$1.26	$(0.07)	$1.19

	TWENTY-SIX WEEKS ENDED JUNE 25, 2006
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES	PRIOR TO ADJUSTMENT	ADJUSTMENT	AS CURRENTLY REPORTED
Net earnings	$(266)	$(12)	$(278)

Earnings per share - diluted	$(1.07)	$(0.05)	$(1.12)

Accounting for Oil and Gas and Leasing Revenues

During the second quarter of 2007, the company changed from the cash basis of accounting to the accrual basis of accounting for oil and gas revenues and for revenues associated with leasing the company’s timberlands. The company recognized a pretax charge of $7 million in the second quarter of 2007 in connection with this change.

Prospective Accounting Changes

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. Statement 157 will be applicable when other accounting standards require or permit fair value measurements; it will not require new fair value measurements. Statement 157 will be effective for the company in fiscal 2008. The company is currently assessing the effect Statement 157 will have on its Consolidated Financial Statements.

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 will be effective for the company in fiscal 2008. Currently, the company does not plan to adopt the fair value option for any of the company’s financial instruments.

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued operations for the twenty-six week period ended July 1, 2007, include nine-weeks of operations of the fine paper business and related assets that were divested as part of the Domtar Transaction in March 2007. In addition to the operations of the fine paper business and related assets, discontinued operations for the thirteen and twenty-six week periods ended June 25, 2006, also include the company’s North American composite panel operations, which were sold in July 2006, and its Irish composite panel operations, which were sold in November 2006.

The following table summarizes the U.S. dollar components of net sales and net earnings (loss) from discontinued operations:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Net sales	$—	$928	$563	$1,853

Income (loss) from operations	(2)	—	36	(742)
Interest expense	—	(23)	(17)	(47)
Income tax (expense) benefit	1	12	(5)	22

Net earnings (loss) from operations	(1)	(11)	14	(767)

Pretax gain (loss) on divestiture	(4)	—	678	—
Income tax benefit on divestiture	—	—	74	—

Net gain (loss) on divestiture (after-tax)	(4)	—	752	—

Net earnings (loss) from discontinued operations	$(5)	$(11)	$766	$(767)

Domtar Transaction

On March 7, 2007, the company completed the following set of transactions:

•	a series of transfers and other transactions resulting in the company’s fine paper business and related assets becoming wholly-owned by Domtar Corporation;

•	the distribution of shares of Domtar Corporation to the company’s shareholders in exchange for 25 million shares of the company’s common stock; and

•	the acquisition of Domtar, Inc., an unaffiliated Canadian corporation, by Domtar Corporation.

Collectively, these transactions are referred to as the “Domtar Transaction”.

The company also received $1.35 billion of cash proceeds in connection with the Domtar Transaction to be used to pay down debt. Through July 1, 2007, the company has used approximately $1.32 billion of the proceeds for debt repayment. The company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction. Interest expense included in discontinued operations primarily reflects an estimate of interest expense related to the debt that was expected to be paid with the proceeds from the Domtar Transaction.

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

•	5 cellulose fiber manufacturing facilities with total capacity of 0.8 million tons; and

•	1 sawmill with a capacity of 160 million board feet.

Also included in the fine paper and related assets divested were:

•	the Prince Albert, Saskatchewan pulp and paper facility that the company closed in the first quarter of 2006;

•	sawmills in Big River and Wapawekka, Saskatchewan that were closed in second quarter 2006; and

•	forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

The following table presents the components of the year-to-date net gain on divestiture:

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Cash	$1,350
Common shares tendered (25,490,194 shares at $85.99 per share)	2,192

3,542

Less:
Net book value of contributed assets	(2,858)
Costs not reimbursed	(6)

(2,864)

Pre-tax gain	678
Tax benefit	74

Net gain on divestiture	$752

The U.S. portion of the transaction resulted in a gain that is not taxable while the Canadian portion of the transaction resulted in a net loss for which the company has recognized a tax benefit. The net pretax gain on the Domtar Transaction, which includes $682 million recognized in the first quarter of 2007 reduced by $4 million of additional expense recognized in the second quarter of 2007, is recorded in the Corporate and Other segment. The company also recognized a net tax benefit of $74 million in the first quarter of 2007 – largely due to a reduction in timing differences related to the fixed assets that were distributed to shareholders. The finalization of certain matters may result in additional adjustments in future periods.

The net loss from discontinued operations for the thirteen and twenty-six week periods ended June 25, 2006, includes $3 million and $749 million, respectively, in charges for the impairment of goodwill associated with the fine paper reporting unit.

Carrying Value of the Assets and Liabilities of Discontinued Operations

The following table summarizes the carrying values of the assets and liabilities of discontinued operations. Carrying values as of December 31, 2006, consists of the assets and liabilities of the fine paper business and related assets.

DOLLAR AMOUNTS IN MILLIONS	DECEMBER 31, 2006
Assets
Receivables, less allowances	$339
Inventories	516
Prepaid expenses	15

Total current assets	870

Property and equipment, net	2,948
Construction in progress	12
Timber and timberlands	1
Goodwill	18
Deferred pension and other	32

Total noncurrent assets	3,011

Total assets	$3,881

Liabilities
Current maturities of long-term debt	$6
Accounts payable	100
Accrued liabilities	152

Total current liabilities	258

Deferred income taxes	680
Deferred pension, postretirement benefits and other liabilities	37

Total noncurrent liabilities	717

Total liabilities	$975

Sale of Canadian Building Products Distribution Centers

On February 16, 2007, the company announced its intent to sell its Canadian and select U.S. building materials distribution centers. In the second quarter of 2007, the company sold its Canadian distribution facilities to Platinum Equity of Los Angeles, California. Certain assets of the Canadian facilities are classified as held for sale on the accompanying Consolidated Balance Sheet and include inventories and accounts receivables of $58 million and $47 million, respectively, as of December 31, 2006. Under the terms of sale, the company will continue to sell wood products through these Canadian distribution centers. As a result of this continuing involvement, the operations of these facilities have not been included in discontinued operations in the accompanying consolidated financial statements.

The company recognized pre-tax charges in the twenty-six week period ended July 1, 2007 of $38 million in connection with the sale of the Canadian distribution facilities, including $22 million for the impairment of goodwill.

The company continues to pursue alternatives for certain U.S. building materials distribution centers; however, these assets are not classified as assets held for sale or discontinued operations as of July 1, 2007.

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

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Earnings from continuing operations	$37	$309	$21	$489
Earnings (loss) from discontinued operations	(5)	(11)	766	(767)

Net earnings (loss) available for common and exchangeable shareholders	$32	$298	$787	$(278)

Weighted average outstanding shares of common and exchangeable stock (basic)	217,688	248,147	225,465	246,971
Dilutive effect of share-based awards	1,055	1,047	1,246	1,111

Common and exchangeable stock and stock equivalents (diluted)	218,743	249,194	226,711	248,082

Basic earnings (loss) per share:
Continuing operations	$0.17	$1.24	$0.09	$1.98
Discontinued operations	(0.02)	(0.04)	3.40	(3.11)

Net earnings (loss)	$0.15	$1.20	$3.49	$(1.13)

Diluted earnings (loss) per share:
Continuing operations	$0.17	$1.23	$0.09	$1.97
Discontinued operations	(0.02)	(0.04)	3.38	(3.09)

Net earnings (loss)	$0.15	$1.19	$3.47	$(1.12)

The following awards were not included in the calculation for diluted earnings (loss) per share because they were either anti-dilutive or the required performance conditions were not met:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Options	1,681,466	1,972,793	1,275,138	986,396
Performance share units	—	308,802	—	308,997

The decrease in the basic weighted average number of shares outstanding from the 2006 periods reflects the cancellation of 25,490,194 shares as part of the Domtar Transaction in March 2007 and the repurchase of 10,826,800 shares during 2006. During the twenty-six week period ended July 1, 2007, the company repurchased 290,000 shares of common stock under the company’s stock repurchase program. As of July 1, 2007, the company had repurchased a total of 11,290,600 shares of common stock under the program with 6,709,400 shares remaining authorized for repurchase under the program.

NOTE 5: INVENTORIES

DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	DECEMBER 31, 2006
Logs and chips	$82	$101
Lumber, plywood, panels and engineered lumber	392	457
Pulp and paper	81	402
Containerboard and packaging	240	270
Other products	197	214
Materials and supplies	316	485

	1,308	1,929
Less: discontinued operations	—	(516)
Less: assets held for sale	—	(58)

	$1,308	$1,355

NOTE 6: GOODWILL

The following table provides a reconciliation of changes in the carrying amount of goodwill during the twenty-six weeks ended July 1, 2007:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	CONTAINERBOARD, PACKAGING, AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 31, 2006	$40	$800	$105	$1,244	$14	$2,203
Less discontinued operations	—	(7)	(11)	—	—	(18)

Balance as of December 31, 2006, excluding discontinued operations	40	793	94	1,244	14	2,185
Impairment of goodwill (Note 3)	—	(22)	—	—	—	(22)
Effect of foreign currency translation	—	25	—	—	1	26
Tax adjustments	—	—	(1)	(7)	—	(8)

Balance as of July 1, 2007	$40	$796	$93	$1,237	$15	$2,181

NOTE 7: DEBT

In addition to repaying debt that was scheduled to mature during the first and second quarters of 2007, the company repaid an additional $825 million in long-term debt via two debt tender offers during the second quarter. The company recognized pretax charges in the second quarter of 2007 of $42 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with this early extinguishment of debt. This charge is classified as interest expense incurred on the Consolidated Statement of Earnings.

The principal repaid in connection with the debt tender offers is as follows:

DOLLAR AMOUNTS IN MILLIONS	BALANCE AS OF DECEMBER 31, 2006	PRINCIPAL PAID	BALANCE AS OF JULY 1, 2007
5.95% debentures due 2008	525	(192)	333
7.50% debentures due 2013	250	(94)	156
7.25% debentures due 2013	250	(122)	128
7.00% debentures due 2018	100	(38)	62
7.125% debentures due 2023	250	(59)	191
7.95% debentures due 2025	250	(114)	136
7.35% debentures due 2026	150	(87)	63
7.85% debentures due 2026	200	(100)	100
6.95% debentures due 2027	300	(19)	281

	$2,275	$(825)	$1,450

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The company recognized net pension and other postretirement benefit income of $6 million and expense of $57 million in the thirteen and twenty-six week periods ended July 1, 2007, respectively, compared to net pension and other postretirement benefit expense of $34 million and $65 million during the thirteen and twenty-six week periods ended June 25, 2006, respectively. The components of net periodic benefit costs are:

	PENSION
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Service cost	$29	$33	$65	$73
Interest cost	74	64	141	145
Expected return on plan assets	(138)	(104)	(262)	(234)
Amortization of loss	—	5	2	12
Amortization of prior service costs	8	8	17	18
Loss due to curtailment, settlement and special termination benefits	—	2	55	2

	$(27)	$8	$18	$16

	OTHER POSTRETIREMENT BENEFITS
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Service cost	$5	$6	$10	$12
Interest cost	13	13	26	26
Amortization of loss	5	9	12	15
Amortization of prior service credits	(2)	(2)	(4)	(4)
Gain due to curtailment, settlement and special termination benefits	—	—	(5)	—

	$21	$26	$39	$49

(Gain) loss due to curtailment, settlement and special termination benefits is primarily related to the Domtar Transaction, which included the transfer of four Canadian pension plans and is recorded in discontinued operations. Refer to Note 3: Discontinued Operations and Assets Held for Sale for additional information about the Domtar Transaction.

The company contributed $9 million to its Canadian pension plans in the twenty-six weeks ended July 1, 2007, and expects to contribute an additional $5 million in 2007. The expected contribution amount for 2007 is substantially less than the $37 million that was reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The decrease is primarily due to stronger-than-expected investment returns on the Canadian pension assets, as well as the effect of transferring four of the company’s Canadian pension plans as part of the Domtar Transaction. The company is not required to make any contributions to its U.S. plans during 2007.

NOTE 9: UNCERTAIN TAX POSITIONS

The company adopted Interpretation 48 on January 1, 2007. Subsequent to adoption, the company recognized tax expense and taxes payable of $27 million during the first quarter of 2007 in accordance with Interpretation 48, both of which are reported in discontinued operations. Under Interpretation 48, unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the company has taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of July 1, 2007, and January 1, 2007, are $177 million and $175 million, respectively. This amount represents the gross amount of exposure in individual jurisdictions and does not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an uncertain state deduction was not sustained. The net liability recognized on the accompanying Consolidated Balance Sheet under Interpretation 48 is $77 million as of July 1, 2007, and $94 million as of January 1, 2007. This amount considers the combined effects across all jurisdictions and represents the amount of tax positions that, if sustained, would affect the company’s effective tax rate. The net liability decreased by $20 million in the second quarter of 2007 due to settlement with the Internal Revenue Service (“IRS”) on the company’s 2003-2004 U.S. federal tax audit.

In accordance with the company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense and current taxes payable. This policy did not change as a result of Interpretation 48. The Consolidated Balance Sheet includes accrued interest related to such positions, net of income tax, of $18 million and $15 million as of July 1, 2007, and January 1, 2007, respectively.

As of July 1, 2007, the company is undergoing examination in the U.S. federal tax jurisdiction for the 2005-2006 tax years. The company’s 2007 federal income tax return is being examined under the IRS Compliance Assurance Process (“CAP”). This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. The company is also undergoing examination in various state and foreign jurisdictions for the 1984-2005 tax years. Management expects that the outcome of any examination will not have a material effect on the company’s financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The company estimates a decrease of up to $14 million in the unrecognized tax benefits in the next 12 months due to the lapse of applicable statutes of limitation.

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The company’s comprehensive income includes the following, net of tax:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Net earnings (loss)	$32	$298	$787	$(278)
Other comprehensive income:
Foreign currency translation adjustments	91	47	92	52
Amortization of prior service costs and actuarial net loss	16	—	23	—
Net derivative gains (losses) on cash flow hedges	—	(12)	28	(35)
Reclassification of net gains on cash flow hedges	(4)	(3)	(15)	(9)

	$135	$330	$915	$(270)

The company’s cumulative other comprehensive income includes the following, net of tax:

DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	DECEMBER 31, 2006
Foreign currency translation adjustments	$405	$313
Prior service cost and actuarial net loss not yet recognized in earnings	(185)	(208)
Cash flow hedge fair value adjustments	(8)	(21)
Unrealized gains on available-for-sale securities	4	4
	$216	$88

NOTE 11: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Hardboard Siding Claims

In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and created a reserve of $130 million before taxes to cover the estimated cost of the settlement and related claims. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by $43 million. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981 through December 31, 1999. This is a claims-based settlement, which means the claims are paid as submitted over a nine-year period. The right to file claims expires in three-year increments. The first six years of claims expired in 2003. In September 2004, the reserve was reduced $20 million based on less than anticipated claim and litigation activity. At the end of 2006 the right to file claims for the second six-year period expired, leaving only claims from 1994 through 1999. Another reserve reduction of $23 million was recognized in September 2006. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. Reserves for future claims settlements relating to hardboard siding cases require judgment regarding projections of future claims rates and amounts. Cumulative charges to the reserve through the second quarter of 2007 were $107 million. The company believes the reserve balance of $23 million as of July 1, 2007, is adequate, but is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	TWENTY-SIX WEEKS	FIFTY-THREE WEEK PERIOD	FIFTY-TWO WEEK PERIOD
	JULY 1, 2007	2006	2005
Number of claims filed during the period	570	2,200	765
Number of claims resolved	775	1,420	640
Number of claims unresolved at end of period	1,280	1,485	705
Number of damage awards paid	300	675	270
Average damage award paid	$2,485	$3,478	$4,100

The lower average award in the first two quarters of 2007 was due primarily to a lower number of awards for multi-family structures in 2007 than in 2005 or 2006.

The company has received $52 million in recoveries from its insurance carriers by way of negotiated settlements.

The company currently has no litigation pending with any person or entity that has opted out of the settlement. Individuals and entities that have opted out of the settlement may file lawsuits against the company in the future.

Alder Antitrust Litigation

In December 2000, a lawsuit was filed against the company in U.S. District Court in Oregon (the “Initial Alder Case”) alleging from 1996 to 2001 the company had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber. A jury verdict of trebled damages of $79 million was appealed to the U.S. Court of Appeals for the Ninth Circuit where the decision was upheld. In February 2007, the Supreme Court vacated the Ninth Circuit Court of Appeals decision in the Initial Alder Case and remanded the matter to the Ninth Circuit for further action. The Supreme Court held that because the plaintiff had conceded it had not satisfied the test established by the Supreme Court, the claim on which the damage award was based could not be supported. Based on the Supreme Court ruling, the $79 million reserve that had previously been established for this matter was reversed in the fourth quarter of 2006, because the requirements for establishing a reserve under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, (“Statement 5”), were no longer met. In April 2007, the Ninth Circuit issued an order vacating the judgment of the District Court and remanding the matter to the District Court for further proceedings.

In January 2005, the company received a copy of a “complaint in equity” filed in U.S. District Court in Oregon to set aside the judgment in the Initial Alder Case on behalf of a plaintiff who did not prevail in the trial. It alleged a fraud was committed on the court and requested judgment against the plaintiff be vacated and a new trial set on plaintiff’s claim of monopolization of the alder sawlog market. Trebled damages of $20 million were alleged. The U.S. District Court stayed this matter pending final disposition by the U.S. Supreme Court of the Initial Alder Case. The company denied the allegations in the complaint and filed motions opposing a retrial.

In August 2007, the company reached a settlement of the Initial Alder Case and the “complaint in equity” matter. The company recognized an after-tax charge in the amount of $11 million in the second quarter of 2007.

In June 2003, Washington Alder filed an antitrust lawsuit against the company in U.S. District Court in Oregon alleging monopolization of the alder log and lumber markets and seeking trebled damages of $36 million and divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. A jury verdict of trebled damages of $16 million was appealed to the U.S. Court of Appeals for the Ninth Circuit. The matter was stayed pending final disposition by the U.S. Supreme Court of the Initial Alder Case. Based on the February 2007 Supreme Court ruling in the Initial Alder Case, the $16 million reserve that had previously been established for this matter was reversed in the fourth quarter of 2006. In May 2007, the Ninth Circuit issued an order vacating the judgment and remanding to the District Court. In the previous litigation, the company prevailed in proving it did not attempt to nor did it gain monopoly power from 2002 to the present and that matter cannot be retried. The court previously applied issue preclusion between June 1999 and 2001 and is evaluating whether that time period should be subject to further retrial.

In April 2004, a civil class action antitrust lawsuit was filed against the company in U.S. District Court in Oregon claiming that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case, the company monopolized the market for finished alder and charged monopoly prices for finished alder lumber. In December 2004, the judge issued an order certifying the plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The claimed value of this matter, with trebling, is $59 million. The company denies the allegations in the complaint and intends to vigorously defend the matter. In February 2005, class counsel notified the court that approximately 5 percent of the class members opted out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities who have opted out may file lawsuits against the company in the future. In April 2007, the court granted the plaintiffs’ motion to file an amended complaint, extended the claims period to December 31, 2006, and scheduled trial on the matter for April 2008. New notices to the class members will be issued. In July 2007, the court denied the company’s motion to decertify the class.

The Washington Alder and the civil class action litigation are still pending. The company is unable to estimate at this time the amount of charges, if any, that may be required for the remaining alder antitrust litigation in the future.

OSB Antitrust Litigation

A consolidated lawsuit was filed in U.S. District Court in Pennsylvania in 2006 seeking class action status for persons and entities who purchased oriented strand board (“OSB”) directly from Weyerhaeuser, Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Norbord, Tolko Industries, Grant Forest Products, and J.M. Huber Corp. between June 2002 through the present. The lawsuit alleges the defendants conspired to fix and raise OSB prices in the United States during the class period and as a result, class members paid artificially inflated prices for OSB during that period. Additional lawsuits have also been filed and have been consolidated in the same court for discovery purposes on behalf of “indirect purchasers” of OSB in different states that have laws permitting such actions on behalf of indirect purchasers. Plaintiffs’ experts in the direct and indirect cases have estimated total damages with trebling at $8.7 billion. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future. In the third quarter 2006, the court dismissed with prejudice the claims filed by Pennsylvania indirect purchasers. In August 2007, the court certified a class of direct purchasers consisting of persons and entities who purchased OSB structural panel products directly from defendants from June 1, 2002 through the present. The court also certified as a class nationwide indirect purchasers end users who indirectly purchased for their own use and not for resale, new OSB manufactured or sold by one or more of the defendants between June 1, 2002, and the present. The class excludes persons who purchased OSB already incorporated into a house or other structure. The court also certified a multistate class of indirect purchasers from eight states, but declined to certify such a class for indirect purchasers from an additional 13 states. Money damages for indirect multistate claims can be recovered only as permitted by state law and plaintiffs are limited to injunctive relief in the nationwide indirect class. In May 2007, Huber reached a settlement with the direct purchasers which has been approved by the court.

Paragon Trade Brands, Inc. Litigation

In 1999, the Equity Committee (“Committee”) in the Paragon Trade Brands, Inc. (“Paragon”), bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. Oral argument on the company’s appeal was heard in the second quarter of 2006. Management believes that an adverse result is not probable because the company will prevail on appeal. Based on the information currently available to the company, the requirements for establishing a reserve under Statement 5 have not been met. As a result, the company has not established a reserve for this litigation. However, it is possible in the future that there could be a charge for all or a portion of any damage award. Any such charge could materially and adversely affect the company’s results of operations for the quarter or the year in which it is recognized.

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

The following table reflects changes in the reserve for environmental remediation:

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2006	$28
Liabilities transferred to Domtar	(4)
Accrued remediation costs	5
Remediation costs charged to reserve	(4)

Reserve balance as of July 1, 2007	$25

Total active sites as of July 1, 2007	59

The changes in environmental remediation reserves reflect the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period.

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

NOTE 12: CHARGES FOR CLOSURE OF FACILITIES

Weyerhaeuser incurred the following charges for the closure of facilities:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Asset impairment charges	$10	$1	$10	$2
Termination benefits	9	2	10	2
Other closure costs	1	14	7	18
Reversal of closure charges recorded in prior periods	(1)	—	(1)	(4)

	19	17	26	18
Less discontinued operations	—	(12)	(2)	(11)

	$19	$5	$24	$7

The charges recognized in 2007 include asset impairment charges and severance costs related primarily to the closures of an oriented strand board facility and an engineered I-joist plant and additional costs recognized in connection with previously announced lumber mill closures.

The charges recognized in 2006 related primarily to the closure of two packaging facilities and costs associated with the wind down of the pulp and paper operations in Prince Albert, Saskatchewan included in discontinued operations.

Other closure costs include costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental clean-up and general costs to wind down operating facilities.

NOTE 13: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net, are an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. Weyerhaeuser’s other operating costs (income), net, include the following items:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
(Gain) loss on the Domtar Transaction (Note 3)	$4	$—	$(678)	$—
(Gain) loss on disposition of assets	(28)	1	(31)	—
Asset impairment charges other than for closures	12	—	46	—
Charges for litigation and a contract termination	39	—	40	2
Foreign exchange (gains) losses	(29)	(21)	(36)	5
Other, net	11	(3)	4	—

	9	(23)	(655)	7
Less discontinued operations	(4)	(3)	681	(2)

	$5	$(26)	$26	$5

(Gain) loss on disposition of assets for the thirteen and twenty-six weeks ended July 1, 2007, includes a pre-tax gain of $29 million on the sale of a previously closed box plant site in California.

Asset impairment charges for the twenty-six week period ended July 1,2007 include a $26 million pre-tax charge recognized in the first quarter of 2007 related to the Miramichi OSB mill that had been offered for sale and $10 million related to the Canadian distribution facilities.

Charges for litigation for the thirteen and twenty-six weeks ended July 1, 2007, include a $17 million pre-tax charge for the expected settlement of litigation.

Foreign exchange (gains) losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

NOTE 14: BUSINESS SEGMENTS

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

Following the completion of the Domtar Transaction in the first quarter of 2007, the company changed the composition of its reportable segments to align with the current management structure of the company. Operations that were previously aggregated in the Cellulose Fiber and White Papers segment are now reported in two separate segments – Cellulose Fibers and Fine Paper. The Cellulose Fibers segment includes pulp, liquid packaging board and the company’s equity interest in North Pacific Paper Corporation (NORPAC) – a joint venture that produces newsprint. The Fine Paper segment includes fine paper, coated groundwood and paper converting operations – all of which were divested as part of the Domtar Transaction. Results for the thirteen and twenty-six weeks ended June 25, 2006, have been recast for consistent presentation with the current period.

As disclosed in Note 2: Accounting Pronouncements, the financial results for the thirteen and twenty-six week periods ended June 25, 2006, have been retrospectively adjusted to reflect an accounting change to expense planned major maintenance costs in the company’s primary mill operations in the period such costs were incurred. This retrospective adjustment affects the Cellulose Fibers, Fine Paper and Containerboard, Packaging and Recycling segments.

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

The pretax gain of $682 million recognized in the first quarter of 2007, reduced by charges of $4 million in the second quarter of 2007 in connection with the Domtar Transaction are included in the Corporate and Other segment.

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Sales to and revenues from unaffiliated customers:
Timberlands	$211	$269	$444	$532
Wood Products	1,662	2,300	3,132	4,373
Cellulose Fibers	470	480	952	933
Fine Paper	—	646	459	1,300
Containerboard, Packaging and Recycling	1,327	1,237	2,553	2,364
Real Estate and Related Assets	559	746	1,046	1,436
Corporate and Other	105	117	202	233

	4,334	5,795	8,788	11,171
Less sales of discontinued operations (Note 3)	—	(928)	(563)	(1,853)

	4,334	4,867	8,225	9,318
Intersegment sales:
Timberlands	291	370	700	845
Wood Products	58	56	122	111
Cellulose Fibers	2	40	31	74
Fine Paper	—	53	43	125
Containerboard, Packaging and Recycling	1	13	8	32
Corporate and Other	14	8	33	16

	366	540	937	1,203

Total sales and revenues	4,700	5,407	9,162	10,521
Intersegment eliminations	(366)	(540)	(937)	(1,203)

	$4,334	$4,867	$8,225	$9,318

Contribution (charge) to earnings:
Timberlands	$142	$224	$317	$422
Wood Products	(123)	131	(290)	248
Cellulose Fibers	48	23	70	18
Fine Paper	—	(20)	20	(776)
Containerboard, Packaging and Recycling	112	69	179	95
Real Estate and Related Assets	64	123	122	295
Corporate and Other	(44)	(40)	589	(142)

	199	510	1,007	160
Interest expense (Weyerhaeuser only, continuing and discontinued operations)	(179)	(152)	(327)	(304)
Less capitalized interest (Weyerhaeuser only)	29	20	59	36

Earnings (loss) before income taxes (continuing and discontinued operations)	49	378	739	(108)
Income tax benefit (expense) (continuing and discontinued operations)	(17)	(80)	48	(170)

Net earnings (loss)	$32	$298	$787	$(278)

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

STATEMENTS

We make forward-looking statements of our expectations for the third quarter 2007 regarding:

•	the company’s markets, earnings and performance of the company’s business segments;

•	demand, pricing, shipments and sales realizations for the company’s products;

•	manufacturing costs and scheduled annual maintenance outages;

•	lower seasonal energy costs;

•	lower chemical costs;

•	higher OCC fiber costs;

•	backlog of single-family homes sold, but not closed;

•	number of homes closed;

•	single-family home margins; and

•	debt retirement with cash proceeds form the Domtar Transaction.

In addition, we also make forward-looking statements regarding:

•	annual capital expenditures;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	the effect of implementation or retrospective application of accounting methods;

•	expected rate of return on pension plan assets;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	loss of tax credits; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments;

•	energy prices;

•	raw material prices;

•	chemical prices;

•	performance of our manufacturing operations including unexpected maintenance requirements;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	weather;

•	loss from fires, floods, pest infestation and other natural disasters;

•	transportation costs;

•	legal proceedings;

•	performance of pension fund investments and derivatives;

•	changes in accounting principles;

•	IRS audit outcomes and timing of settlements;

•	foreign exchange rates;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

As disclosed in Note 14: Business Segments, the company changed the composition of its reportable segments in the first quarter of 2007 to align with the current management structure following the completion of the Domtar Transaction. Results of operations that previously were aggregated in the Cellulose Fiber and White Papers segment are now discussed separately for the Cellulose Fibers segment and the Fine Papers segment.

As disclosed in Note 3: Discontinued Operations and Assets Held for Sale, the following operations are classified as discontinued operations in the accompanying consolidated financial statements:

•	Fine paper business and related assets (divested as part of the Domtar Transaction in March 2007);

•	Irish composite panel operations (sold in November 2006); and

•	North American composite panel operations (sold in July 2006).

In reviewing our results of operations, it’s important to understand the following:

•	Net sales and revenues and operating income reported in Consolidated Results below exclude the results of discontinued operations.

•

Net sales and revenues and contribution (charge) to earnings reported in the individual segment discussions that follow include the results of discontinued operations. Refer to Note 14: Business Segments for a discussion of which segments include the results of the various discontinued operations.

Results for the thirteen and twenty-six week periods ended June 25, 2006, have been reclassified to conform with the current presentation.

As discussed in Note 2: Accounting Pronouncements, results for the thirteen and twenty-six week periods ended June 25, 2006 have also been retrospectively adjusted to reflect an accounting change to expense planned major maintenance costs in our primary mill operations in the period such costs were incurred.

In reviewing our results of operations, it’s important to understand these terms:

•	Price realizations refers to net selling prices, which includes selling price plus freight minus normal sales deductions.

•	Contribution to earnings refers to our business segment earnings before interest and taxes.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and contributions (charge) to earnings are based on the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006. The thirteen-week periods are also referred to as second quarter and the twenty-six week periods are also referred to as first half or year-to-date.

CONSOLIDATED RESULTS

How We Did in the Second Quarter and First Half of 2007

NET SALES AND REVENUE / OPERATING INCOME / NET EARNINGS (LOSS)

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006
Net sales and revenues	$4,334	$4,867	$(533)	$8,225	$9,318	$(1,093)
Operating income	$166	$471	$(305)	$214	$810	$(596)
Earnings (loss) of discontinued operations, net of taxes	$(5)	$(11)	$6	$766	$(767)	$1,533
Net earnings (loss)	$32	$298	$(266)	$787	$(278)	$1,065
Net earnings (loss) per share, basic	$0.15	$1.20	$(1.05)	$3.49	$(1.13)	$4.62
Net earnings (loss) per share, diluted	$0.15	$1.19	$(1.04)	$3.47	$(1.12)	$4.59

Comparing 2007 with 2006

In 2007:

•	Net sales and revenue decreased $533 million, or 11 percent, for the second quarter and $1.1 billion, or 12 percent during the first half.

•	Net earnings decreased $266 million for the second quarter and increased $1.1 billion during the first half.

Net sales and revenue

Net sales and revenue for the second quarter and first half decreased primarily due to the weakening U.S. housing market, which was reflected in the following:

•	lower demand for residential building products – refer to the Wood Products segment discussion; and

•	a decline in the number of single-family homes closed and average selling prices – refer to the Real Estate and Related Assets segment discussion.

These decreases were partially offset by improved market conditions for pulp and liquid packaging board products as well as packaging and containerboard products – refer to the Cellulose Fibers and Containerboard, Packaging and Recycling segment discussions.

Net earnings

Net earnings for the second quarter decreased primarily due to the following:

•	lower sales volumes for wood products and lower price realizations for softwood lumber, oriented strandboard and engineered lumber products – refer to the Wood Products segment discussion;

•	lower gross margins on single-family homes closed – refer to the Real Estate and Related Assets segment discussion;

•	loss of earnings from operations the company has divested – refer to the Wood Products and Fine Paper segment discussions; and

•	increased pretax asset impairment and closure charges – refer to the Wood Products segment discussion.

These negative contributions were partially offset by the following:

•	higher price realizations for pulp, containerboard and packaging products – refer to the Cellulose Fibers and Containerboard, Packaging and Recycling segment discussions; and

•	gains from the sale of an apartment project and a former box plant site – refer to the Containerboard, Packaging and Recycling and the Real Estate and Relate Assets segment discussions.

Net earnings for the first half increased primarily due to the following:

•	a net gain recognized as a result of the Domtar Transaction – refer to the Corporate and Other segment discussion; and

•	lower charges for the impairment of goodwill – refer to the Fine Paper segment discussion.

These earnings improvements were partially offset by the following:

•	lower price realizations for softwood lumber and structural panels – refer to the Wood Products segment discussion;

•	lower gross margins on single-family homes closed – refer to the Real Estate and Related Assets segment discussion; and

•	increased pretax asset impairment and closure charges – refer to the Wood Products segment discussion.

TIMBERLANDS

How We Did in the Second Quarter and First Half of 2007

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and contribution to earnings for the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – TIMBERLANDS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006
Net sales and revenues to unaffiliated customers:
Logs	$172	$198	$(26)	$342	$399	$(57)
Other	39	71	(32)	102	133	(31)

	$211	$269	$(58)	$444	$532	$(88)

Intersegment sales	$291	$370	$(79)	$700	$845	$(145)

Contribution to earnings	$142	$224	$(82)	$317	$422	$(105)

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues to unaffiliated customers decreased $58 million, or 22 percent, during the second quarter of 2007 and decreased $88 million, or 17 percent, during the first half of 2007.

•	Intersegment sales decreased $79 million, or 21 percent, during the second quarter of 2007 and $145 million, or 17 percent, during the first half of 2007.

•	Contribution to earnings decreased $82 million, or 37 percent, during the second quarter of 2007 and $105 million, or 25 percent, during the first half of 2007.

Net sales and revenue – unaffiliated customers

Net sales and revenues to unaffiliated customers decreased primarily due to the following:

•

Western log sales volumes and realizations decreased 5 percent and 9 percent, respectively, during the second quarter, and 6 percent and 7 percent, respectively, during the first half due to weaker domestic and export markets.

•

Canadian sales volumes decreased 86 percent during the second quarter and 68 percent for the first half, due to lower harvest levels in the eastern provinces as a result of downtime at various mills and the completion of the Domtar Transaction.

•	For both the second quarter and the first half, other sales decreased mainly due to lower sales of non-strategic timberlands.

Intersegment sales

Intersegment sales decreased primarily due to the following:

•

Canadian sales decreased $47 million during the second quarter, and $116 million during the first half, due to lower harvest levels in the eastern provinces as a result of downtime at various mills and the completion of the Domtar Transaction.

•

Southern sales decreased $21 million, and western sales decreased $10 million during the second quarter due to lower internal consumption, lower fee harvest levels, and weaker domestic markets. For the first half, southern sales decreased $18 million due to lower internal consumption as well as lower non-fee harvest levels, and western sales decreased $10 million due to weaker domestic lumber markets, offset slightly by stronger chip markets.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	Sales of non-strategic timberlands decreased by $35 million in the second quarter and first half.

•

Lower western and southern domestic sales, as well as lower export prices, which created a negative price/mix variance, resulted in a decrease of $22 million in the second quarter, and $34 million during the first half.

•

Lower western and southern fee harvest volume, and higher logging, hauling and handling costs, resulted in a decrease of $14 million in the second quarter, and $20 million in the first half. In addition, higher silviculture costs partially contributed to the decrease in the first half.

•

Lower oil and gas revenues and revenues associated with leasing our timberlands, due primarily to a change in the method of accounting for these activities, resulted in a decrease of $11 million in the second quarter, and $13 million in the first half.

Our Outlook

We expect earnings in the third quarter of 2007 to be slightly higher than the second quarter of 2007 due to a higher level of sales of non-strategic timberlands. Continued weakness in the housing market is expected to result in lower log volumes and prices.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Third-party log sales – cunits (100 cubic feet)	762	808	1,512	1,743
Fee harvest – cunits (100 cubic feet)	2,038	2,083	4,178	4,215

WOOD PRODUCTS

How We Did in the Second Quarter and First Half of 2007

Here is a comparison of net sales and revenues to unaffiliated customers and contribution (charge) to earnings for the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006
Net sales and revenues:
Softwood lumber	$647	$857	$(210)	$1,221	$1,639	$(418)
Plywood	106	147	(41)	206	282	(76)
Veneer	14	13	1	23	26	(3)
Composite panels	24	140	(116)	48	261	(213)
Oriented strand board	153	273	(120)	305	560	(255)
Hardwood lumber	99	105	(6)	189	204	(15)
Engineered I-Joists	147	202	(55)	264	371	(107)
Engineered solid section	185	231	(46)	340	435	(95)
Logs	4	5	(1)	10	12	(2)
Other products	283	327	(44)	526	583	(57)

	$1,662	$2,300	$(638)	$3,132	$4,373	$(1,241)

Contribution (charge) to earnings	$(123)	$131	$(254)	$(290)	$248	$(538)

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased $638 million, or 28 percent, during the second quarter of 2007 and $1.2 billion, or 28 percent, during the first half of 2007.

•	Contribution to earnings decreased $254 million during the second quarter of 2007 and $538 during the first half of 2007.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•

Sales volumes for all primary product lines decreased during the second quarter and first half, reflecting reduced housing construction activity and lower demand for residential construction products. On a seasonally adjusted basis, housing starts in the U.S. decreased 21 percent from an average of 1.86 million to 1.46 million in the second quarter and decreased 27 percent from an average of 1.99 million to 1.46 million in the first half.

•

Average price realizations decreased for all major product lines except plywood and hardwood lumber for the second quarter and first half. Plywood price realizations increased in the second quarter, reflecting reduced volume available to the market, and use of plywood in the repair and remodel segment, which has not declined as sharply as new home construction.

•

Composite panel sales decreased during the second quarter and first half, primarily due to the sale of the Composite Products business in 2006. The company continues to purchase some composite products for resale.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•

Decreases in price for most products, as noted above, resulted in a decrease of approximately $180 million and $415 million for the second quarter and first half, respectively. Of the second quarter decrease, $161 million was due to softwood lumber and oriented strand board and $32 million was due to engineered products. Of the first half decrease, $379 million was due to softwood lumber and oriented strand board and $48 million was due to engineered products.

•	Decreases in sales volumes resulted in a decrease of approximately $50 million for the second quarter and $99 million for the first half.

•	The composite products business, which was sold in 2006, contributed $19 million in the second quarter of 2006 and $20 million in the first half of 2006.

•

Asset impairments, closures and related charges totaling $32 million and $94 million were recognized in the second quarter and first half of 2007, respectively. These charges were primarily related to the sale of the Canadian distribution business, the indefinite curtailment of the Miramichi, New Brunswick oriented strand board mill, the announced closure of the Claresholm, Alberta engineered I-joist facility, and the impairment of certain softwood lumber manufacturing assets.

•	The company reached a settlement of litigation that resulted in an after tax charge of $11 million in the second quarter of 2007.

Partially offsetting the decreases in contribution above was the following:

•	Manufacturing costs, cost of products purchased for resale, and selling, general, and administrative expense decreased $44 million in the second quarter and $108 million in the first half.

Our Outlook

We expect the segment to operate at a smaller loss in third quarter compared with the second quarter due primarily to higher prices for oriented strand board, decreases in the price of logs and lower overhead costs. Prices for softwood lumber are expected to decrease and prices for engineered wood products are expected to be comparable to second quarter. We expect shipment volumes for lumber to increase slightly, shipment volumes for engineered wood products to remain close to second quarter levels, and shipment volumes for oriented strand board to decrease based on expected mill operating rates.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN MILLIONS, EXCEPT LOGS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Softwood lumber – board feet	1,805	2,113	3,462	4,034
Plywood – square feet (3/8”)	305	458	615	847
Veneer – square feet (3/8”)	82	63	139	124
Composite panels – square feet (3/4”)	35	324	71	626
Oriented strand board – square feet (3/8”)	899	1,069	1,841	2,069
Hardwood lumber – board feet	99	110	188	213
Engineered I-Joists – lineal feet	108	137	190	251
Engineered solid section – cubic feet	10	11	17	20
Logs – in thousands of cunits (100 cubic feet)	33	46	79	101

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Softwood lumber – board feet	1,451	1,650	2,878	3,313
Plywood – square feet (3/8”)	115	245	229	486
Veneer – square feet (3/8”)(1)	338	455	636	910
Composite panels – square feet (3/4”)	—	288	—	566
Oriented strand board – square feet (3/8”)	847	1,062	1,815	2,135
Hardwood lumber – board feet	75	83	148	165
Engineered I-Joists – lineal feet	114	136	201	257
Engineered solid section – cubic feet	9	12	15	23

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

CELLULOSE FIBERS

How We Did in the Second Quarter and First Half of 2007

Pulp production declined as a result of the divestment of the Kamloops, British Columbia mill and other white paper mills in the Domtar Transaction and the closures of the Prince Albert, Saskatchewan mill, in March 2006, and the Cosmopolis, Washington mill in September 2006. In January 2007, we announced our intent to sell the Cosmopolis mill and have continued to work toward a sale of the mill.

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006
Net sales and revenues:
Pulp	$370	$402	$(32)	$775	$796	$(21)
Liquid packaging board	72	62	10	128	108	20
Other products	28	16	12	49	29	20

	$470	$480	$(10)	$952	$933	$19

Contribution to earnings	$48	$23	$25	$70	$18	$52

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased $10 million, or 2 percent, during the second quarter of 2007 and increased $19 million, or 2 percent, during the first half of 2007.

•	Contribution to earnings increased $25 million during the second quarter of 2007 and $52 million during the first half of 2007.

Net sales and revenue

Net sales and revenues increased primarily due to the following:

•	Pulp price realizations increased $86 per ton, or 14 percent, during the second quarter, and $80 per ton, or 13 percent, during the first half.

•	Liquid packaging board price realizations increased $13 per ton, or 1 percent, during the second quarter, and $11 per ton, or 1 percent, during the first half.

•	Liquid packaging board sales volumes increased 11,000 tons, or 15 percent, during the second quarter, and 22,000 tons, or 17 percent, during the first half.

The increases in net sales and revenues above was partially offset by a decrease of approximately 123,000 tons in pulp sales volumes, or 19 percent, during the second quarter, and 180,000 tons, or 14 percent, during the first half, primarily due to facility closures and the Domtar Transaction.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•	Higher pulp price realizations due to improved market conditions resulted in an increase of $45 million for the second quarter, and $90 million for the first half.

•	Higher liquid packaging board price realizations due to improved market conditions resulted in an increase of $5 million for the second quarter, and $12 million for the first half.

•	Lower charges for energy, chemical and other reduced expenses $7 million in the second quarter and $17 million in the first half.

Partially offsetting the increases in contribution to earnings above were the following:

•	Lower pulp sales volumes reduced the contribution by $2 million in the second quarter and $5 million in the first half.

•	Charges for fiber costs increased $16 million during the second quarter and $32 million for the first half, primarily due to an increase in chip prices in the Pacific Northwest.

•

Maintenance and other operating costs increased $2 million in the second quarter and $11 million in the first half, primarily due to an additional planned annual maintenance outage in the first quarter of 2007.

•	A decrease in contribution of $9 million in the second quarter and $10 million in the first half due to other miscellaneous non operating gains and losses.

Our Outlook

We expect third quarter earnings for the segment to be higher than second quarter. We expect market conditions for this segment to remain favorable and we anticipate higher pulp prices relative to second quarter. Additionally, the segment’s third quarter results are expected to benefit from fewer scheduled mill maintenance outages and seasonably lower energy costs.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Pulp – air-dry metric tons	524	647	1,118	1,298
Liquid packaging board – tons	82	71	149	127

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Pulp – air-dry metric tons	419	588	958	1,264
Liquid packaging board - tons	77	75	137	136

FINE PAPER

On March 7, 2007, the company’s fine paper operations and related assets were divested in the Domtar Transaction. As a result, the twenty-six week period ended July 1, 2007, includes nine weeks of fine paper operations. We will no longer be reporting fine paper performance as the facilities contributing to this business segment have all been divested in the Domtar Transaction.

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – FINE PAPER

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006
Net sales and revenues:
Paper	$—	$602	$(602)	$433	$1,216	$(783)
Coated groundwood	—	44	(44)	26	84	(58)

	$—	$646	$(646)	$459	$1,300	$(841)

Contribution (charge) to earnings	$—	$(20)	$20	$20	$(776)	$796

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Paper – tons(1)	—	662	461	1,415
Coated groundwood – tons	—	59	38	111
Paper converting – tons	—	474	318	985

(1)	Includes unprocessed rolls and converted paper volumes.

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Paper – tons(2)	—	672	444	1,396
Coated groundwood – tons	—	56	43	112
Paper converting – tons	—	461	318	959

(2)	Paper machine production.

CONTAINERBOARD, PACKAGING AND RECYCLING

How We Did in the Second Quarter and First Half of 2007

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006
Net sales and revenues:
Containerboard	$109	$84	$25	$228	$166	$62
Packaging	1,043	1,002	41	1,994	1,913	81
Recycling	103	85	18	197	165	32
Kraft bags and sacks	23	20	3	46	40	6
Other products	49	46	3	88	80	8

	$1,327	$1,237	$90	$2,553	$2,364	$189

Contribution to earnings	$112	$69	$43	$179	$95	$84

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues increased by $90 million, or 7 percent, for the second quarter and $189 million, or 8 percent, for the first half.

•	Contribution to earnings increased by $43 million for the second quarter and $84 million for the first half.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•

Packaging price realizations increased 5 percent, or $2.74 per thousand square feet, for the second quarter, and 6 percent, or $3.30 per thousand square feet, for the first half primarily as a result of the year over year benefit of the price increases that occurred through the third quarter of 2006 and realized improvements in our customer and product mix in 2007.

•

Containerboard price realizations increased 7 percent, or $30 per ton, for the second quarter, and 12 percent, or $52 per ton, for the first half, primarily as a result of the year over year benefit of the price increases that occurred during 2006 and price increases in our major export markets of Asia, Europe and Latin America in the second quarter of 2007.

•

Containerboard shipments increased 22 percent, or 41,000 tons, for the second quarter, and 22 percent, or 89,000 tons for the first half. This increase was primarily due to strong global demand and a weaker U.S. dollar, combined with lower consumption by our packaging plants.

•

Price realizations in recycled materials increased 32 percent, or $38 per ton, for the second quarter, and 32 percent, or $37 per ton, for the first half, primarily due to a significant increase in demand from China.

The increase in net sales and revenues were partially offset by the following:

•

Packaging shipments decreased 1 percent, or 204 million square feet, for the second quarter and 2 percent, or 791 million square feet, for the first half, primarily due to the sale or closure of 10 plants since December 2005, reduced crop production in California and the weakening U.S. housing market and its effect on durable goods.

•

Purchases of recycled materials decreased 9 percent, or 63,000 tons, for the second quarter, and 10 percent, or 142,000 tons, for the first half, primarily due to strong markets and increased demand from China.

The Fibre Box Association (FBA), reported that US packaging shipments declined 1.6 percent and 1.8 percent year over year, respectively, for the second quarter and first half of 2007.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•

Corrugated packaging and containerboard price realizations increased $52 million and $7 million, respectively, for the second quarter and increased $121 million and $25 million, respectively, for the first half.

•	The sale of a previously closed box plant site in California during the second quarter resulted in a gain of $29 million.

•	Integration and restructuring charges decreased $18 million for the second quarter and $17 million for the first half.

•	Lower selling, general and administrative costs and lower pension costs resulted in a decrease of $20 million for the second quarter and $34 million for the first half.

Partially offsetting the earnings improvements above were:

•

Raw material costs increased $50 million for the second quarter and $107 million for the first half, including an increase of $39 per ton for the second quarter, and $40 per ton for the first half in the cost of OCC, and an increase of $13 per ton for the second quarter, and $14 per ton for the first half, in the price paid for wood chips.

•

Non-fiber manufacturing costs increased $17 million for the second quarter and $18 million for the first half, primarily due to higher maintenance, depreciation and energy costs. Depreciation expense increased mainly due to the start up of a $109 million recovery boiler in Valliant, Oklahoma in 2007 and the acceleration of depreciation on two recovery boilers in Campti, Louisiana. Non-fiber costs also increased due to year over year declines in production volume for both containerboard and packaging.

•	Outside purchases for resale and other expenses increased $9 million for the second quarter and outside purchases for resale increased $13 million for the first half.

OCC costs moderated in the second quarter of 2007, but remained high as a result of strong demand from China. Prices for west coast wood chips remained high in comparison to 2006 due to production curtailments at wood products manufacturing facilities caused by a decline in the housing market.

Our Outlook

We expect third quarter earnings for the segment to increase from second quarter levels. We expect the segment’s results to benefit from fewer scheduled mill maintenance outages and lower seasonal energy costs as well as from actions being taken under our margin improvement initiatives. We also expect OCC fiber costs to increase in the third quarter.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Containerboard – tons	230	189	489	400
Packaging – MSF	18,965	19,168	36,719	37,510
Recycling – tons	656	719	1,310	1,452
Kraft bags and sacks – tons	23	20	48	40

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Containerboard – tons(1)	1,506	1,533	3,021	3,108
Packaging – MSF	19,721	20,290	38,728	39,840
Recycling – tons(2)	1,589	1,684	3,208	3,400
Kraft bags and sacks – tons	23	20	46	39

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

REAL ESTATE AND RELATED ASSETS

How We Did in the Second Quarter and First Half of 2007

Here is a comparison of net sales and revenues and contribution to earnings for the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – REAL ESTATE AND RELATED ASSETS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006	JULY 1, 2007	JUNE 25, 2006	2007 VS. 2006
Net sales and revenues	$559	$746	$(187)	$1,046	$1,436	$(390)

Contribution to earnings	$64	$123	$(59)	$122	$295	$(173)

The following statistics show important trends in our single-family operations, which affected the net sales and revenues of our Real Estate and Related Assets segment, and its contribution to earnings. Here is a comparison of those key items for the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006:

SUMMARY OF SINGLE-FAMILY STATISTICS

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007	JUNE 25, 2006	JULY 1, 2007	JUNE 25, 2006
Homes sold	1,139	1,325	2,823	2,797
Homes closed	1,062	1,483	2,038	2,644
Homes sold but not closed (backlog)	2,284	2,947	2,284	2,947
Single-family gross margin (%)	16.7%	26.3%	19.1%	28.3%

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased $187 million, or 25 percent, during the second quarter of 2007 and $390 million, or 27 percent, during the first half of 2007.

•	Contribution to earnings decreased $59 million during the second quarter of 2007 and $173 million during the first half of 2007.

Results reflect continued market challenges for the U.S. homebuilding industry and our business. The industry continues to have a significant inventory of unsold homes and buyer incentives are prevalent. During the first quarter of 2007, cancellation rates, traffic, and the traffic conversion ratio (the traffic required to generate one sale) improved. However, statistics in these measures declined during the second quarter of 2007 reflecting a lack of buyer urgency and tougher lending standards.

Net sales and revenues

Net sales and revenues decreased primarily due to the following:

•	Closings of single-family homes decreased 28 percent during the second quarter and 23 percent during the first half due to lower sales in the second half of 2006.

•	Average selling prices for single-family homes declined slightly.

•

Revenues from land and lot sales decreased $10 million during the second quarter, and $119 million during the first half. Sales of land and lots are a routine part of our home building and land development business, but vary in size and timing of closings from period to period.

The decrease in net sales and revenues above was partially offset by the sale of an apartment project, which contributed $49 million in net sales and revenues. There were no comparable apartment project sales in the first half of 2006.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	A decrease of $57 million during the second quarter and $86 million during the first half related to the decline in single-family homes closed, as noted above.

•	Gross margins on single-family homes decreased as a result of lower sales prices, higher land, land development and construction costs and changes in mix.

•	Second quarter impairment charges increased $9 million.

•	Sales of land and lots decreased.

The decreases in contribution to earnings above are partially offset by a gain of $42 million on the sale of an apartment project in the second quarter of 2007.

Our Outlook

As of July 1, 2007, we have a backlog of single-family homes sold but not closed of approximately 5 months, a comparable level to the end of first quarter. Although we expect the number of homes closed in the third quarter of 2007 to increase relative to second quarter, single-family home margins are expected to continue to decline due to the weak housing market, adversely affecting earnings. In addition, we do not anticipate significant gains from non-homebuilding activities in the third quarter.

CORPORATE AND OTHER

How We Did in the Second Quarter and First Half of 2007

Our Corporate and Other segment includes:

•	marine transportation - through Westwood Shipping Lines, a wholly-owned subsidiary;

•	timberlands, distribution and converting facilities located outside North America; and

•	general corporate support activities.

Comparing 2007 with 2006

In 2007, contribution to earnings decreased $4 million in the second quarter, and increased $731 million for the first half, due primarily to the following:

•	A pretax gain of $682 million from the Domtar Transaction was recognized in the first quarter of 2007, and an additional $4 million in related charges were recognized in the second quarter.

•

Foreign exchange gains of $34 million were recognized in the second quarter compared to $20 million in 2006. For the first half, gains were $41 million in 2007 compared to a $6 million loss during 2006. Foreign exchange gains and losses result from changes in exchange rates, primarily related to our Canadian and New Zealand operations.

•	Litigation expense increased $24 million and $23 million during the second quarter and first half, respectively.

•

Charges related to donations of real estate to the Weyerhaeuser Company Foundation and other qualifying charitable organizations decreased by $18 million for the quarter and $25 million for the first half.

INTEREST EXPENSE

Including Real Estate and Related Assets and discontinued operations, our interest expense incurred was:

•	$195 million and $355 million during the second quarter and first half of 2007, respectively, which both included $42 million for the early extinguishment of debt; and

•	$166 million in the second quarter of 2006 and $332 million in the first half of 2006.

INCOME TAXES

Our effective income tax rates for continuing operations were:

•	36.0 percent for 2007; and

•	34.0 percent for 2006.

The effective tax rate for 2007 excludes a charge of $22 million for the impairment of goodwill associated with the Canadian distribution business. The charge for the impairment of goodwill is not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the charge.

Income tax expense from continuing and discontinued operations decreased $63 million for the quarter due to lower earnings from continuing operations. Income tax expense decreased $218 million for the first half of 2007 due to the $74 million Canadian tax benefit on the gain from the Domtar Transaction, as well as lower earnings from continuing operations.

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

WHERE WE GET CASH

We generate cash from sales of our products, from short-term and long-term borrowings and from the issuance of our stock. In recent years, we have also generated cash proceeds from the sale of nonstrategic assets.

Cash from operations

Our consolidated operations used net cash of $19 million during 2007 and provided cash of $164 million during 2006.

Comparing 2007 with 2006

Net cash from our operations decreased $183 million in 2007 as compared to 2006.

•

Cash we received from customers, net of cash paid to employees, suppliers and others decreased by $371 million. The negative effect was primarily due to weak market conditions for both wood products and real estate, as well as the divestiture of our Fine Paper and related assets in March 2007.

•	Cash paid for income taxes in 2007 decreased by $173 million as compared to 2006 due to lower pre-tax earnings from operations.

•	A portion of WRECO’s operations were funded with additional short-term borrowings.

Financing

Cash generated from financing activities includes:

•	issuances of long-term debt,

•	borrowings under revolving lines of credit, and

•	proceeds from stock offerings and option exercises.

This section also includes information about our debt-to-total-capital ratio.

Long-term debt

During 2007, we received net proceeds of $461 million from the issuance of debt or from borrowings under our available credit facilities.

Stock offerings and option exercises

Our cash proceeds from the exercise of stock options were:

•	$316 million in 2007, and

•	$171 million in 2006.

We recognized the following excess tax benefits from the exercise of stock options:

•	$48 million in 2007, and

•	$20 million in 2006.

The volume of stock option exercises increased significantly in the first half of 2007, as the company’s average common stock price during this period was 15 percent higher than during the first half of 2006.

Debt-to-total-capital ratio

Our debt-to-total-capital ratio, as shown in the table below, was:

•	40.1 percent in 2007, and

•	39.4 percent in 2006.

DEBT-TO-TOTAL-CAPITAL RATIO DETAILS

DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	DECEMBER 31, 2006
Notes payable and commercial paper:
Weyerhaeuser	$92	$72
Real Estate and Related Assets	412	—
Long-term debt:
Weyerhaeuser	6,043	7,563
Real Estate and Related Assets	605	606
Capital lease obligations:
Weyerhaeuser	51	62

Total debt	7,203	8,303
Minority Interest:
Weyerhaeuser	29	28
Real Estate and Related Assets	47	40
Deferred income taxes:
Weyerhaeuser	2,906	3,691
Real Estate and Related Assets	(79)	(98)
Shareholders’ interest	7,853	9,085

Total capital	$17,959	$21,049

Debt-to-total-capital ratio	40.1%	39.4%

Assuming the cash and cash equivalents balances of $215 million and $243 million as of July 1, 2007, and December 31, 2006, respectively, had been used to reduce outstanding debt, the consolidated debt-to-total-capital ratio would be:

•	39.4 percent in 2007, and

•	38.7 percent in 2006.

Weyerhaeuser’s investment in our Real Estate and Related Assets business segment was:

•	$2.1 billion as of July 1, 2007, and

•	$2.0 billion as of December 31, 2006.

Excluding that investment – and the Real Estate and Related Assets amounts listed in the table – our debt-to-total-capital ratio was:

•	41.5 percent in 2007, and

•	41.6 percent in 2006.

Proceeds from the Domtar Transaction

We received cash proceeds of $1.35 billion in March 2007 as a result of the Domtar Transaction and approximately $1.32 billion of the proceeds was used to reduce debt during the first half of 2007. We expect to retire debt with the remaining proceeds before year-end 2007.

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business,

•	repay long-term debt and credit facilities, and

•	pay dividends and repurchase our stock.

Investing in our business

In February 2006, WRECO acquired Maracay Homes Arizona I, LLC, a privately held homebuilder in Arizona. WRECO paid $213 million, including transaction related costs, in connection with the acquisition. In the second quarter of 2007, a deferred purchase price payment of $39 million was made as part of the terms of the acquisition.

SUMMARY OF CAPITAL SPENDING BY BUSINESS SEGMENT – EXCLUDING REAL ESTATE AND RELATED ASSETS

	TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007	JUNE 25, 2006
Timberlands	$36	$31
Wood Products	66	58
Cellulose Fibers	66	104
Fine Paper	2	41
Containerboard, Packaging and Recycling	79	85
Corporate and Other	29	68

	$278	$387

Our capital expenditures – excluding acquisitions and our Real Estate and Related Assets business segment – through June were $278 million. We expect the level of spending to increase in the latter half of the year, but to be lower than our original annual budget of $800 million. The level of our capital expenditures could change due to:

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

As of July 1, 2007, approximately $1.2 billion of our credit facilities were available for incremental borrowings.

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

Paying dividends and repurchasing stock

We paid dividends of:

•	$274 million in 2007, and

•	$246 million in 2006.

The increase in the amount of dividends we paid was primarily due to increasing our quarterly dividend from $0.50 per share to $0.60 per share effective with the third quarter of 2006. Our intent, over time, is to maintain an annual dividend payout ratio of 20 percent to 30 percent of our operating cash flows.

In October 2005, we announced a stock repurchase program for the repurchase of up to 18 million shares of our common stock. During 2007, we repurchased 290,000 shares at a net cost of $22 million. There were no share repurchases during the same period in 2006.

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

Expected rate of return

Our expected rate of return on our plan assets is 9.5 percent. Plan assets are investments used to pay our pension benefits.

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

Our expected rate of return is important in determining the cost of our plans. Every 0.5 percent change in our expected rate of return would affect pre-tax earnings by approximately:

•	$24 million for our U.S. qualified pension plans, and

•	$4 million for our Canadian registered pension plans.

In accounting, we base our judgments and estimates on:

•	historical experience, and

•	assumptions we believe are appropriate and reasonable under current circumstances.

Actual results, however, may differ from the estimated amounts we have recorded.

Discount rate

Our discount rate as of December 31, 2006 is:

•	5.8 percent for our U.S. plans – compared to 5.9 percent at December 25, 2005; and

•	5.15 percent for our Canadian plans – the same rate that was used at December 25, 2005.

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

Our discount rate is important in determining the cost of our plans. Every 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$15 million for our U.S. qualified pension plans, and

•	$6 million for our Canadian registered pension plans.

Pension and postretirement benefit expenses for 2007 will be based on the 5.8 percent assumed discount rate for U.S. plans and 5.15 percent for the Canadian plans.

Contributions made and benefits paid

During the twenty-six weeks ended July 1, 2007, we contributed approximately $9 million to our registered and non registered Canadian pension plans.

We do not expect to have to fund the U.S. qualified plans during 2007.

We expect to contribute an additional $5 million to the Canadian plans (registered and non registered) during 2007 which includes a reversion of surplus of approximately $4 million from three closed plans. This also reflects the reduction in funding requirements due to the Domtar Transaction.

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

Our goodwill was $2.2 billion as of July 1, 2007. That amount represents approximately 9 percent of our consolidated assets.

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

Details about our legal exposures and proceedings are discussed in Note 11 of the Notes to Consolidated Financial Statements. These exposures and proceedings are significant. Ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year.

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

Product liability matters

We record reserves for contingent product liability matters when it becomes probable we will make financial payment. Determining the amount of reserves we record requires projections of future claims rates and amounts. The hardboard siding reserve is our sole material product liability reserve and is discussed in detail under Note 11 of the Notes to Consolidated Financial Statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during the second quarter of 2007 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during the second quarter that have materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

LEGAL PROCEEDINGS

Refer to Note 11 of the Notes to Consolidated Financial Statements of this report.

RISK FACTORS

The following risk factor was added during the first quarter of 2007 to the risk factors presented in the company’s 2006 Annual Report on Form 10-K.

Risks Related to the Domtar Transaction

On March 7, 2007, we completed a transaction combining our fine paper business and related assets with Domtar, Inc., a Canadian corporation, to form a new company, Domtar Corporation (Domtar). The transaction was structured in a manner that was tax-free to us and our shareholders. In connection with the transaction, we entered into a tax sharing agreement with Domtar that requires Domtar, its subsidiaries and affiliates, for a two-year period following closing of the transaction, to avoid taking certain actions that might adversely affect the tax-free status of the transaction. To the extent that the tax-free status of the transaction is lost because of actions taken by Domtar, Domtar is generally required to indemnify us for any resulting tax-related losses incurred by us or our shareholders. In the event that conduct by Domtar affects the tax-free status of the transaction and Domtar is unable to meet its obligation to indemnify us and our shareholders, Weyerhaeuser and its shareholders could incur significant tax obligations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING THE SECOND QUARTER OF 2007

Common Stock Repurchases During the Second Quarter:	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED (A)	AVERAGE PRICE PAID PER SHARE (OR UNIT) (B)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (C)	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (D)
April 2 – May 6	150,000	$74.81	150,000	6,709,400
May 7 – June 3	—	N/A	—	6,709,400
June 4 – July 1	—	N/A	—	6,709,400

Total repurchases during second quarter	150,000	$74.81	150,000	6,709,400

On October 21, 2005, we announced a stock repurchase program under which we are authorized by the Board of Directors to repurchase up to 18 million shares of our common stock. During the second quarter of 2007, we purchased 150,000 shares of common stock under the program for approximately $11 million. As of July 1, 2007, we had repurchased a total of 11,290,600 shares of common stock under the program. All common stock purchases under the program were made in open market transactions.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Tuesday, April 19, 2007, were:

The election of Debra Cafaro, Steven Rogel, Richard Sinkfield, D. Michael Steuert, James Sullivan and Kim Williams to the board of directors.

	For	Withheld
Cafaro	203,707,957	3,485,876
Rogel	159,573,036	47,620,797
Sinkfield	172,264,299	34,929,534
Steuert	171,844,314	35,349,519
Sullivan	172,265,537	34,928,296
Williams	202,458,075	4,735,758

The terms of Donald F. Mazankowski, Nicole W. Piasecki, Martha Ingram, John Kieckhefer, Arnold Langbo and Charles Williamson continued after the annual meeting.

	For	Against	Abstain	Broker Non-Votes
Proposal relating to political contributions	9,463,980	137,534,575	27,558,040	32,637,238
Proposal relating to majority vote	133,698,110	40,152,385	706,000	32,637,338
Shareholder proposal relating to wood supply	7,987,541	138,863,305	27,705,730	32,637,257

Proposal relating to the approval on an advisory basis the appointment of the independent auditors	204,446,750	2,367,028	379,324	731

OTHER INFORMATION

In April 2007, the Canadian federal government proposed a regulatory framework for air emissions that adopts some aspects of the Kyoto Protocol. The federal framework calls for mandatory reductions in greenhouse gas emissions for heavy industrial emissions producers to be put in place by 2010 among other measures. Canadian provincial governments also are working on emissions reduction strategies. It is not yet known what strategies or requirements will come into force or how any provincial and federal plans that may be put into place will relate to each other. It is also expected that a Canadian emissions trading system will be put in place in the future with potentially significant implications for Canadian businesses. We believe that these measures have not had, and in 2007 will not have, a significant effect on Weyerhaeuser's Canadian operations although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)