Form 10-Q
period 2007-09-30
WEYERHAEUSER CO
filed 2007-11-09
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 2, 2007, 209,533,414 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2006. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the thirteen and thirty-nine week periods ended September 30, 2007, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY
Date: November 8, 2007

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

PART I.	FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

SEPTEMBER 30, 2007 AND SEPTEMBER 24, 2006

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
		(REVISED – SEE NOTE 2)		(REVISED – SEE NOTE 2)
Net sales and revenues:
Weyerhaeuser	$3,548	$3,805	$10,727	$11,687
Real Estate and Related Assets	598	749	1,644	2,185

Total net sales and revenues	4,146	4,554	12,371	13,872

Costs and expenses:
Weyerhaeuser:
Costs of products sold	2,845	3,038	8,715	9,175
Depreciation, depletion and amortization	230	231	685	695
Selling expenses	102	111	320	328
General and administrative expenses	184	214	583	654
Research and development expenses	18	23	52	54
Charges for restructuring (Note 12)	16	4	21	21
Charges for closure of facilities (Note 13)	19	15	43	22
Impairment of goodwill (Note 6)	1	—	23	—
Other operating costs (income), net (Note 14)	1	(36)	27	(31)

	3,416	3,600	10,469	10,918

Real Estate and Related Assets:
Costs and operating expenses	451	539	1,245	1,574
Depreciation and amortization	6	10	17	17
Selling expenses	45	44	131	124
General and administrative expenses	26	30	81	95
Charges for impairment of long-lived assets	23	14	35	17
Other operating costs, net	(4)	(2)	(4)	(2)

	547	635	1,505	1,825

Total costs and expenses	3,963	4,235	11,974	12,743

Operating income	183	319	397	1,129
Interest expense and other:
Weyerhaeuser:
Interest expense incurred (Note 7)	(131)	(126)	(441)	(383)
Less: interest capitalized	29	21	88	57
Interest income and other	20	17	65	51
Equity in income of affiliates	5	—	5	9
Real Estate and Related Assets:
Interest expense incurred	(16)	(12)	(44)	(40)
Less: interest capitalized	16	12	44	40
Interest income and other	1	7	5	20
Equity in income of unconsolidated entities	8	14	38	50

Earnings from continuing operations before income taxes	115	252	157	933
Income taxes	(41)	(86)	(62)	(278)

Earnings from continuing operations	74	166	95	655
Discontinued operations, net of income taxes (Note 3)	27	58	793	(709)

Net earnings (loss)	$101	$224	$888	$(54)

Basic earnings (loss) per share (Note 4):
Continuing operations	$0.34	$0.67	$0.43	$2.65
Discontinued operations	0.13	0.24	3.57	(2.87)

Net earnings (loss)	$0.47	$0.91	$4.00	$(0.22)

Diluted earnings (loss) per share (Note 4):
Continuing operations	$0.34	$0.67	$0.43	$2.64
Discontinued operations	0.13	0.24	3.55	(2.86)

Net earnings (loss)	$0.47	$0.91	$3.98	$(0.22)

Dividends paid per share	$0.60	$0.60	$1.80	$1.60

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS)

(UNAUDITED)

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
ASSETS
Weyerhaeuser:
Current assets:
Cash and cash equivalents	$72	$223
Receivables, less allowances of $13 and $15	1,419	1,183
Inventories (Note 5)	1,323	1,355
Prepaid expenses	406	385
Assets held for sale (Note 3)	—	105
Current assets of discontinued operations (Note 3)	—	870

Total current assets	3,220	4,121
Property and equipment, less accumulated depreciation of $9,511 and $8,901	6,894	7,061
Construction in progress	412	395
Timber and timberlands at cost, less depletion charged to disposals	3,736	3,681
Investments in and advances to equity affiliates	497	499
Goodwill (Note 6)	2,200	2,185
Deferred pension and other assets	1,525	1,368
Restricted assets held by special purpose entities	915	917
Noncurrent assets of discontinued operations (Note 3)	—	3,011

	19,399	23,238

Real Estate and Related Assets:
Cash and cash equivalents	8	20
Receivables, less discounts and allowances of $5 and $4	72	144
Real estate in process of development and for sale	1,587	1,449
Land being processed for development	1,528	1,365
Investments in unconsolidated entities, less allowances of $14 and $11	77	72
Other assets	423	423
Consolidated assets not owned	277	151

	3,972	3,624

Total assets	$23,371	$26,862

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
LIABILITIES AND SHAREHOLDERS’ INTEREST
Weyerhaeuser
Current liabilities:

Notes payable and commercial paper	$92	$72
Current maturities of long-term debt (Note 7)	262	488
Accounts payable	894	948
Accrued liabilities	1,185	1,363
Current liabilities of discontinued operations (Note 3)	—	258

Total current liabilities	2,433	3,129
Long-term debt (Note 7)	6,428	7,069
Deferred income taxes	2,863	3,011
Deferred pension, other postretirement benefits and other liabilities	1,780	1,759
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	764	765
Noncurrent liabilities of discontinued operations (Note 3)	—	717
Commitments and contingencies (Note 11)

	14,268	16,450

Real Estate and Related Assets:

Notes payable and commercial paper	295	—
Long-term debt	605	606
Other liabilities	497	606
Consolidated liabilities not owned	237	115
Commitments and contingencies (Note 11)

	1,634	1,327

Total liabilities	15,902	17,777

Shareholders’ interest:

Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 209,505,398 and 236,020,282 shares	262	295
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 1,600,610 and 1,987,770 shares	109	135
Other capital	1,554	3,812
Retained earnings	5,239	4,755
Cumulative other comprehensive income (Note 10)	305	88

Total shareholders’ interest	7,469	9,085

Total liabilities and shareholders’ interest	$23,371	$26,862

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 24, 2006
	CONSOLIDATED		WEYERHAEUSER		REAL ESTATE AND RELATED ASSETS
	SEPTEMBER. 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Cash flows from operations:
Net earnings (loss)	$888	$(54)	$774	$(330)	$114	$276
Noncash charges (credits) to income:
Depreciation, depletion and amortization	753	942	736	925	17	17
Deferred income taxes, net	(159)	(142)	(172)	(133)	13	(9)
Pension and other postretirement benefits (Note 8)	51	89	48	85	3	4
Share-based compensation expense	41	19	37	17	4	2
Reclass of excess tax benefits from share-based payment arrangements to financing	(51)	(20)	(48)	(19)	(3)	(1)
Equity in income of affiliates and unconsolidated entities	(43)	(59)	(5)	(9)	(38)	(50)
Net litigation reversals	—	(21)	—	(21)	—	—
Charge for impairment of long-lived assets (Notes 3, 6, 12, 13 and 14)	123	822	88	805	35	17
Loss on early extinguishment of debt (Note 7)	45	—	45	—	—	—
Net gains on disposition of assets and operations (Notes 3 and 14)	(722)	(33)	(722)	(33)	—	—
Charge for research and development acquisition	—	9	—	9	—	—
Net foreign exchange transaction gains (Note 14)	(39)	(12)	(39)	(12)	—	—
Decrease (increase) in working capital, net of divestiture and acquisitions:
Receivables	(193)	(212)	(264)	(107)	71	(105)
Inventories, real estate and land	(241)	(527)	15	(75)	(256)	(452)
Prepaid expenses	(29)	(36)	(31)	(37)	2	1
Accounts payable and accrued liabilities	(215)	(316)	(137)	(397)	(78)	81
Deposits on land positions	(38)	(98)	—	—	(38)	(98)
Intercompany advances (1)	—	—	—	—	(263)	152
Other	(85)	(50)	(56)	(60)	(29)	10

Net cash from operations (1)	86	301	269	608	(446)	(155)

Cash flows from investing activities:
Property and equipment	(446)	(561)	(430)	(539)	(16)	(22)
Timberlands reforestation	(32)	(27)	(32)	(27)	—	—
Acquisition of timberlands	(97)	(45)	(97)	(45)	—	—
Acquisition of businesses and facilities, net of cash acquired	(38)	(220)	—	(7)	(38)	(213)
Investments in, advances to and returns of equity affiliates, net	21	1	6	1	15	—
Proceeds from sale of property and equipment	70	19	70	19	—	—
Proceeds from sale of operations (Note 3)	1,457	187	1,457	187	—	—
Intercompany loans and advances (1)	—	—	87	(279)	—	—
Other	3	(13)	3	(13)	—	—

Cash from investing activities (1)	938	(659)	1,064	(703)	(39)	(235)

Cash flows from financing activities:
Issuance of debt (Note 7)	451	3	451	3	—	—
Notes, commercial paper borrowings and revolving credit facilities, net	475	521	180	146	295	375
Cash dividends	(404)	(396)	(404)	(396)	—	—
Payments on debt (Note 7)	(1,611)	(612)	(1,610)	(226)	(1)	(386)
Exercises of stock options	319	171	319	171	—	—
Repurchases of common stock	(463)	(332)	(463)	(332)	—	—
Excess tax benefits from share-based payment arrangements	51	20	48	19	3	1
Intercompany loans and advances (1)	—	—	—	—	176	127
Other	(5)	6	(5)	6	—	—

Cash from financing activities (1)	(1,187)	(619)	(1,484)	(609)	473	117

Net change in cash and cash equivalents	(163)	(977)	(151)	(704)	(12)	(273)
Cash and cash equivalents at beginning of period	243	1,104	223	818	20	286
Cash and cash equivalents at end of period	$80	$127	$72	$114	$8	$13

Cash paid (received) during the year for:
Interest, net of amount capitalized	$415	$476	$415	$476	$—	$—
Income taxes	$104	$580	$(206)	$580	$310	$—

See accompanying Notes to Consolidated Financial Statements.

(1) Intercompany loans and advances represent payments and receipts between Weyerhaeuser and Real Estate and Related Assets and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. Intercompany loans and advances are eliminated and do not appear in the consolidated cash flows above.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

SEPTEMBER 30, 2007 AND SEPTEMBER 24, 2006

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the company’s financial position, results of operations, and cash flows for the interim periods presented. Except as otherwise disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; as such certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Consolidated Financial Statements included in the company’s Form 8-K filed on September 12, 2007.

Certain reclassifications of prior period balances have been made for consistent presentation with the current period. Refer to Note 2: Accounting Changes regarding the retrospective application of a change in accounting for planned major maintenance costs. Refer to Note 3: Discontinued Operations and Assets Held for Sale regarding the reclassification of balances related to the fine paper business and related assets and the Canadian distribution facilities. In addition, the company has changed the presentation of intercompany activities in the accompanying Consolidated Statement of Cash Flows. Intercompany loans and advances represent payments and receipts between Weyerhaeuser and Real Estate and Related Assets and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. Intercompany activities are eliminated and are not included in the amounts reported for consolidated cash flows. Therefore, this change had no effect on the classification of amounts reported for consolidated cash flows.

NOTE 2: ACCOUNTING CHANGES

Accounting Changes Implemented

The company has implemented the following accounting changes in the thirty-nine week period ended September 30, 2007. None of these changes had a material effect on the company’s financial position, results of operations or cash flows.

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

Accounting for Planned Major Maintenance Activities

Effective January 1, 2007, the company transitioned to the expense-as-incurred method of accounting for planned annual maintenance costs in its primary manufacturing mills. Previously, the company used the accrue-in-advance method of accounting for these planned major maintenance activities during interim reporting periods; however, under FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”), issued in September 2006, this method is no longer allowed. This change was applied retrospectively for all interim periods presented. Accordingly, the company has eliminated the liability recorded under the accrue-in-advance method and has recognized the annual maintenance costs in the interim periods in which they were incurred. There will not be any adjustment to the company’s annual results of operations as a result of implementation or retrospective application of FSP AUG AIR-1.

The net effect of these planned major maintenance adjustments on the Consolidated Statement of Earnings for the thirteen and thirty-nine week periods ended September 24, 2006, was as follows:

	THIRTEEN WEEKS ENDED SEPTEMBER 24, 2006
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES	PRIOR TO ADJUSTMENT	ADJUSTMENT	AS CURRENTLY REPORTED
Net earnings	$211	$13	$224
Earnings per share – diluted	$0.85	$0.06	$0.91

	THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2006
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES	PRIOR TO ADJUSTMENT	ADJUSTMENT	AS CURRENTLY REPORTED
Net earnings	$(55)	$1	$(54)
Earnings per share - diluted	$(0.22)	$—	$(0.22)

Accounting for Oil and Gas and Leasing Revenues

During the second quarter of 2007, the company changed from the cash basis of accounting to the accrual basis of accounting for oil and gas revenues and for revenues associated with leasing the company’s timberlands. The company recognized a pre-tax charge of $7 million in the second quarter of 2007 in connection with this change.

Prospective Accounting Changes

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. Statement 157 is effective as of the beginning of 2008 and will be applied prospectively when other accounting standards require or permit fair value measurements; it will not require new fair value measurements. The primary items that will be affected by Statement 157 are the company’s annual goodwill impairment test and long-lived asset impairment tests. While it is unable to forecast the amount of impairment charges that might be recognized in future periods, the company does not expect Statement 157 to materially change the fair value amounts that will be calculated in the future relative to the fair value amounts that would be calculated if Statement 157 were not adopted. See also Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 will be effective for the company in fiscal 2008. The company will not adopt the fair value option for any of its existing financial instruments.

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued operations for the thirty-nine week period ended September 30, 2007 include nine weeks of operations of the fine paper business and related assets that were divested in March 2007 – see Domtar Transaction below. In addition to the operations of the fine paper business and related assets, discontinued operations for the thirteen and thirty-nine week periods ended September 24, 2006, also include the company’s North American composite panel operations, which were sold in July 2006, and its Irish composite panel operations, which were sold in November 2006. During the third quarter of 2006, the company recognized an $8 million out-of-period charge to write-off additional goodwill associated with the B.C. Coastal operations which were sold in May 2005.

The following table summarizes net sales and net earnings (loss) from discontinued operations:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Net sales	$—	$844	$563	$2,697

Income (loss) from operations	44	77	80	(665)
Interest expense	—	(23)	(17)	(70)
Income tax (expense) benefit	(17)	(21)	(22)	1

Net earnings (loss) from operations	27	33	41	(734)

Pre-tax gain on divestiture	—	—	678	—
Income tax benefit on divestiture	—	—	74	—

Net gain on divestiture of fine paper and related assets (after-tax)	—	—	752	—
Net gain on sale of North American composite panel operations (after-tax)	—	33	—	33
Adjustment to net gain on sale of B.C. Coastal operations (after-tax)	—	(8)	—	(8)

Net earnings (loss) from discontinued operations	$27	$58	$793	$(709)

Domtar Transaction

On March 7, 2007, the company completed the following set of transactions:

•	a series of transfers and other transactions resulting in the company’s fine paper business and related assets becoming wholly-owned by Domtar Corporation;

•	the distribution of shares of Domtar Corporation to the company’s shareholders in exchange for 25 million shares of the company’s common stock; and

•	the acquisition of Domtar, Inc., an unaffiliated Canadian corporation, by Domtar Corporation.

Collectively, these transactions are referred to as the “Domtar Transaction”.

The company also received $1.35 billion of cash proceeds in connection with the Domtar Transaction that were used to pay down debt. The company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction. Interest expense included in discontinued operations primarily reflects interest expense related to the debt that was paid with the proceeds from the Domtar Transaction.

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

Discontinued operations for the thirteen and thirty-nine week periods ended September 30, 2007 include a $43 million gain on a pre-tax legal settlement related to the Dryden, Ontario facility. See Note 14: Other operating costs (income), net.

The following table presents the components of the net gain on divestiture:

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Cash	$1,350
Common shares tendered (25,490,194 shares at $85.99 per share)	2,192

3,542
Less:
Net book value of contributed assets	(2,858)
Costs not reimbursed	(6)

(2,864)

Pre-tax gain	678
Tax benefit	74

Net gain on divestiture	$752

The U.S. portion of the transaction resulted in a gain that is not taxable while the Canadian portion of the transaction resulted in a net loss for which the company has recognized a tax benefit. The net pre-tax gain on the Domtar Transaction, which includes $682 million recognized in the first quarter of 2007 reduced by $4 million of additional expense recognized in the second quarter of 2007, is recorded in the Corporate and Other segment. The company also recognized a net tax benefit of $74 million in the first quarter of 2007 – largely due to a reduction in timing differences related to the fixed assets that were distributed to shareholders. The finalization of certain matters may result in additional adjustments in future periods.

The net loss from discontinued operations for the thirty-nine week period ended September 24, 2006, includes $749 million in charges for the impairment of goodwill associated with the fine paper reporting unit.

Sale of North American Composite Panel Operations

In July 2006, the company sold its North American composite panel operations to Flakeboard America Ltd., a wholly-owned subsidiary of Flakeboard Company Ltd. The company recognized a net gain on the sale of $33 million, including a related tax expense of $18 million, in 2006. The pre-tax gain of $51 million is included in contribution to earnings of the Wood Products segment for the third quarter of 2006. The company received net proceeds of approximately $187 million from the sale, including working capital.

Carrying Value of the Assets and Liabilities of Discontinued Operations

The following table summarizes the carrying values of the assets and liabilities of the fine paper business and related assets as of December 31, 2006.

DOLLAR AMOUNTS IN MILLIONS	DECEMBER 31, 2006
Assets
Receivables, less allowances	$339
Inventories	516
Prepaid expenses	15

Total current assets	870

Property and equipment, net	2,948
Construction in progress	12
Timber and timberlands	1
Goodwill	18
Deferred pension and other assets	32

Total noncurrent assets	3,011

Total assets	$3,881

Liabilities
Current maturities of long-term debt	$6
Accounts payable	100
Accrued liabilities	152

Total current liabilities	258

Deferred income taxes	680
Deferred pension, postretirement benefits and other liabilities	37

Total noncurrent liabilities	717

Total liabilities	$975

Sale of Canadian Building Products Distribution Centers

On February 16, 2007, the company announced its intent to sell its Canadian and select U.S. building materials distribution centers. In the second quarter of 2007, the company sold its Canadian distribution facilities to Platinum Equity of Los Angeles, California. Certain assets of the Canadian facilities are classified as held for sale on the accompanying Consolidated Balance Sheet and include inventories and accounts receivables of $58 million and $47 million, respectively, as of December 31, 2006. Under the terms of sale, the company will continue to sell wood products through these Canadian distribution centers. As a result of this continuing involvement, the operations of these facilities do not meet the technical accounting requirements of discontinued operations and, therefore, have not been included in discontinued operations in the accompanying Consolidated Financial Statements.

The company recognized pre-tax charges in the thirty-nine week period ended September 30, 2007 of $38 million in connection with the sale of the Canadian distribution facilities, including $22 million for the impairment of goodwill. The company received approximately $100 million in cash proceeds from the sale in the second quarter of 2007.

The company continues to pursue alternatives for certain U.S. building materials distribution centers; however, these assets are not classified as assets held for sale or discontinued operations as of September 30, 2007.

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

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Earnings from continuing operations	$74	$166	$95	$655
Earnings (loss) from discontinued operations	27	58	793	(709)

Net earnings (loss) available for common and exchangeable shareholders	$101	$224	$888	$(54)

Weighted average outstanding shares of common and exchangeable stock (basic)	215,154	247,428	222,028	247,123
Dilutive effect of share-based awards	674	472	1,055	899

Common and exchangeable stock and stock equivalents (diluted)	215,828	247,900	223,083	248,022

Basic earnings (loss) per share:
Continuing operations	$0.34	$0.67	$0.43	$2.65
Discontinued operations	0.13	0.24	3.57	(2.87)

Net earnings (loss)	$0.47	$0.91	$4.00	$(0.22)

Diluted earnings (loss) per share:
Continuing operations	$0.34	$0.67	$0.43	$2.64
Discontinued operations	0.13	0.24	3.55	(2.86)

Net earnings (loss)	$0.47	$0.91	$3.98	$(0.22)

The following awards were not included in the calculation for diluted earnings (loss) per share because they were either anti-dilutive or the required performance conditions were not met:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
SHARES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Options	1,934	9,821	1,495	3,931
Performance share units	313	282	104	300

The decrease in the basic weighted average number of shares outstanding from the 2006 periods reflects the cancellation of 25,490,194 shares as part of the Domtar Transaction in March 2007 and the repurchase of 17,826,200 shares since August 2006. During the thirty-nine week period ended

September 30, 2007, the company repurchased 6,709,400 shares of common stock under the company’s stock repurchase program. As of September 30, 2007, the company has repurchased 18 million shares under the company’s stock repurchase program, the entire amount authorized by the board.

NOTE 5: INVENTORIES

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	DECEMBER 31, 2006
Logs and chips	$69	$101
Lumber, plywood, panels and engineered lumber	395	457
Pulp and paper	91	402
Containerboard and packaging	248	270
Other products	194	214
Materials and supplies	326	485

	1,323	1,929
Less: discontinued operations	—	(516)
Less: assets held for sale	—	(58)

	$1,323	$1,355

NOTE 6: GOODWILL

The following table provides a reconciliation of changes in the carrying amount of goodwill during the thirty-nine week period ended September 30, 2007:

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	CONTAINERBOARD, PACKAGING, AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 31, 2006	$40	$800	$105	$1,244	$14	$2,203
Less: discontinued operations	—	(7)	(11)	—	—	(18)

Balance as of December 31, 2006, excluding discontinued operations	40	793	94	1,244	14	2,185
Goodwill transferred from investments in and advances to equity affiliates	—	—	—	—	1	1
Impairment of goodwill	—	(23)	—	—	—	(23)
Goodwill associated with facility sales	—	(1)	—	—	—	(1)
Effect of foreign currency translation	—	45	—	—	1	46
Tax adjustments	—	—	(1)	(7)	—	(8)

Balance as of September 30, 2007	$40	$814	$93	$1,237	$16	$2,200

As disclosed in Note 3: Discontinued Operations and Assets Held for Sale, impairment of goodwill includes $22 million in connection with the sale of the company’s Canadian distribution facilities. Effect of foreign currency translation is primarily related to translation adjustments on goodwill carried by a Canadian subsidiary.

NOTE 7: DEBT

In addition to repaying debt that was scheduled to mature during the thirty-nine week period ended September 30, 2007, the company repaid approximately $962 million in long-term debt, including $825 million paid in the second quarter in connection with two debt tender offers. The company recognized pre-tax charges in 2007 of $45 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt. This charge is classified as interest expense incurred on the Consolidated Statement of Earnings.

On September 24, 2007 the company issued $450 million of floating rate senior notes that mature in September 2009.

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The company recognized net pension and other postretirement benefit income of $6 million and expense of $51 million in the thirteen and thirty-nine week periods ended September 30, 2007, respectively, compared to net pension and other postretirement benefit expense of $25 million and $89 million during the thirteen and thirty-nine week periods ended September 24, 2006, respectively. The components of net periodic benefit costs are:

	PENSION
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Service cost	$29	$36	$94	$109
Interest cost	65	71	205	217
Expected return on plan assets	(124)	(121)	(386)	(355)
Amortization of (gain) loss	(2)	3	1	15
Amortization of prior service costs	8	9	25	28
(Gain) loss due to curtailment, settlement and special termination benefits	(3)	—	52	—

	$(27)	$(2)	$(9)	$14

	OTHER POSTRETIREMENT BENEFITS
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Service cost	$5	$6	$14	$17
Interest cost	12	15	39	41
Amortization of loss	6	8	18	23
Amortization of prior service credits	(2)	(2)	(6)	(6)
Gain due to curtailment, settlement and special termination benefits	—	—	(5)	—

	$21	$27	$60	$75

Gain due to curtailment, settlement and special termination benefits for the thirty-nine week period ended September 30, 2007 is primarily related to the Domtar Transaction, which included the transfer of four Canadian pension plans and is recorded in discontinued operations. Refer to Note 3: Discontinued Operations and Assets Held for Sale for additional information about the Domtar Transaction. For the thirteen week period ended September 30, 2007, a gain of $3 million was recognized for the settlement of three Canadian pension plans.

The company contributed $11 million to its Canadian pension plans in the thirty-nine week period ended September 30, 2007, and expects to contribute an additional $1 million in 2007. The expected contribution amount for 2007 is substantially less than the $37 million that was reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The decrease is primarily due to stronger-than-expected investment returns on the Canadian pension assets, as well as the effect of transferring four of the company’s Canadian pension plans as part of the Domtar Transaction. The company is not required to make any contributions to its U.S. plans during 2007.

NOTE 9: UNCERTAIN TAX POSITIONS

The company adopted Interpretation 48 on January 1, 2007. Subsequent to adoption, the company recognized tax expense and taxes payable of $28 million in accordance with Interpretation 48 of which $27 million was recognized in discontinued operations during the first quarter of 2007. Under Interpretation 48, unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the company has taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of September 30, 2007, and January 1, 2007, are $190 million and $175 million, respectively, which includes interest related to such positions of $25 million and $17 million, respectively. This amount represents the gross amount of exposure in individual jurisdictions and does not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an uncertain state deduction was not sustained. The net liability recognized on the accompanying Consolidated Balance Sheet under Interpretation 48 is $84 million as of September 30, 2007, and $94 million as of January 1, 2007, which includes interest related to such positions of $23 million and $15 million, respectively. This amount considers the combined effects across all jurisdictions and represents the amount of tax positions that, if sustained, would affect the company’s effective tax rate. The net liability decreased by $20 million in the second quarter of 2007, including $2 million of interest, due to settlement with the Internal Revenue Service (“IRS”) on the company’s 2003-2004 U.S. federal tax audit.

In accordance with the company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense and current taxes payable. This policy did not change as a result of Interpretation 48.

As of September 30, 2007, the company is undergoing examination in the U.S. federal tax jurisdiction for the 2005-2006 tax years. The company’s 2007 federal income tax return is being examined under the IRS Compliance Assurance Process (“CAP”). This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. The company is also undergoing examination in various state and foreign jurisdictions for the 1984-2005 tax years. Management expects that the outcome of any examination will not have a material effect on the company’s financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In the next 12 months, the company estimates a decrease of up to $18 million in the unrecognized tax benefits due to the lapse of applicable statutes of limitation and $2 million related to audit settlement.

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The company’s comprehensive income (loss) includes the following, net of tax:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Net earnings (loss)	$101	$224	$888	$(54)
Other comprehensive income:
Foreign currency translation adjustments, net	82	4	174	56
Amortization of prior service costs and actuarial net loss	6	—	29	—
Net derivative gains (losses) on cash flow hedges	6	(18)	34	(53)
Reclassification of net (gains) losses on cash flow hedges	(5)	1	(20)	(8)

	$190	$211	$1,105	$(59)

The company’s cumulative other comprehensive income includes the following, net of tax:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	DECEMBER 31, 2006
Foreign currency translation adjustments	$487	$313
Prior service cost and actuarial net loss not yet recognized in earnings	(179)	(208)
Cash flow hedge fair value adjustments	(7)	(21)
Unrealized gains on available-for-sale securities	4	4

	$305	$88

NOTE 11: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Hardboard Siding Claims

In June 2000, the company entered into a nationwide settlement of hardboard siding class action cases and created a reserve of $130 million before taxes to cover the estimated cost of the settlement and related claims. In the third quarter of 2001, the company reassessed the adequacy of the reserve and increased the reserve by $43 million. The settlement class consists of all persons who own or owned structures in the United States on which the company’s hardboard siding had been installed from January 1, 1981 through December 31, 1999. This is a claims-based settlement, which means the claims are paid as submitted over a nine-year period. The right to file claims expires in three six-year increments. The first six years of claims expired in 2003. In September 2004, the reserve was reduced $20 million based on less than anticipated claim and litigation activity. At the end of 2006, the right to file claims for the second six-year period expired, leaving only claims from 1994 through 1999 which will expire in 2009. Another reserve reduction of $23 million was recognized in September 2006. An independent adjuster reviews claims submitted and determines payment under the terms of the settlement agreement. Reserves for future claims settlements relating to hardboard siding cases require judgment regarding projections of future claims rates and amounts. Cumulative charges to the reserve through the third quarter of 2007 were $108 million. The company believes the reserve balance of $22 million as of September 30, 2007, is adequate, but is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The following table presents an analysis of the claims activity related to the hardboard siding class action cases:

	THIRTY-NINE WEEKS	FIFTY-THREE WEEK PERIOD	FIFTY-TWO WEEK PERIOD
	SEPTEMBER 30, 2007	2006	2005
Number of claims filed during the period	1,180	2,200	765
Number of claims resolved	1,500	1,420	640
Number of claims unresolved at end of period	1,165	1,485	705
Number of damage awards paid	860	675	270
Average damage award paid	$2,225	$3,478	$4,100

The lower average award in the first three quarters of 2007 was due primarily to a lower number of awards for multi-family structures in 2007 than in 2005 or 2006.

The company has received $52 million in recoveries from its insurance carriers by way of negotiated settlements.

The company currently has no litigation pending with any person or entity that has opted out of the settlement. Individuals and entities that have opted out of the settlement may file lawsuits against the company in the future.

Alder Antitrust Litigation

Initial Alder Case and Complaint in Equity

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

In August 2007, the company reached a settlement of the Initial Alder Case and the “complaint in equity” matter, which resulted in the recognition of an after-tax charge in the amount of $11 million in the second quarter of 2007.

Washington Alder

In June 2003, Washington Alder filed an antitrust lawsuit against the company in U.S. District Court in Oregon alleging monopolization of the alder log and lumber markets and seeking trebled damages of $36 million and divestiture of the company’s Northwest Hardwoods Division and alder sawmills in Oregon, Washington and British Columbia. A jury verdict of trebled damages of $16 million was appealed to the U.S. Court of Appeals for the Ninth Circuit. The matter was stayed pending final disposition by the U.S. Supreme Court of the Initial Alder Case. Based on the February 2007 Supreme Court ruling in the Initial Alder Case, the $16 million reserve previously established for this matter was reversed in the fourth quarter of 2006. In May 2007, the Ninth Circuit issued an order vacating the judgment and remanding to the District Court. On August 31, 2007, an order of dismissal with prejudice was issued by the District Court pursuant to a settlement between the parties. The company recognized an after-tax charge of $3 million for this matter in the third quarter of 2007.

Civil Class Action

In April 2004, a civil class action antitrust lawsuit was filed against the company in U.S. District Court in Oregon claiming that as a result of the company’s alleged monopolization of the alder sawlog market in the Pacific Northwest as determined in the Initial Alder Case, the company monopolized the market for finished alder and charged monopoly prices for finished alder lumber. In December 2004, the judge issued an order certifying the plaintiff as a class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purposes of awarding monetary damages. The claimed value of this matter, with trebling, is $59 million. The company denies the allegations in the complaint and intends to vigorously defend the matter. In February 2005, class counsel notified the court that approximately 5 percent of the class members opted out of the class action lawsuit. The company has no litigation pending with any entity that has opted out of the class, but it is possible that entities who have opted out may file lawsuits against the company in the future. In April 2007, the court granted the plaintiffs’ motion to file a second, amended complaint, extended the claims period to December 31, 2006, and scheduled trial on the matter for April 2008. New notices to the class members will be issued. In July 2007, the court denied the company’s motion to decertify the class. In October 2007, a request was granted to allow plaintiffs to file a third amended complaint which eliminated all allegations of overbidding and overbuying of alder sawlogs as a mechanism to impact the price of alder lumber.

The company is unable to estimate at this time the amount of charges, if any, that may be required in the future for the remaining alder antitrust litigation.

OSB Antitrust Litigation

A consolidated lawsuit was filed in U.S. District Court in Pennsylvania in 2006 seeking class action status for persons and entities who purchased oriented strand board (“OSB”) directly from Weyerhaeuser, Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Norbord, Tolko Industries, Grant Forest Products, and J.M. Huber Corp. between June 2002 through the present. The lawsuit alleges the defendants conspired to fix and raise OSB prices in the United States during the class period and as a result, class members paid artificially inflated prices for OSB during that period. Additional lawsuits have also been filed and have been consolidated in the same court for discovery purposes on behalf of “indirect purchasers” of OSB in different states that have laws permitting such actions on behalf of indirect purchasers. Plaintiffs’ experts in the direct and indirect cases have estimated total damages, with trebling, at $8.7 billion. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future. In the third quarter of 2006, the court dismissed with prejudice the claims filed by Pennsylvania indirect purchasers. In August 2007, the court certified a class of direct purchasers consisting of persons and entities who purchased OSB structural panel products directly from defendants from June 1, 2002 through the present. The court also certified as a class, nationwide indirect purchaser end users who indirectly purchased for their own use and not for resale, new OSB manufactured or sold by one or more of the defendants between June 1, 2002, and the present. The class excludes persons who purchased OSB already incorporated into a house or other structure. The court also certified a multistate class of indirect purchasers from eight states, but declined to certify such a class for indirect purchasers from an additional 13 states. Money damages for indirect multistate claims can be recovered only as permitted by state law and plaintiffs are generally limited to injunctive relief in the nationwide indirect class. In August 2007, the defendants filed a petition for permission to appeal the certification of a direct class of purchasers to the Third Circuit Court of Appeals. The indirect purchasers filed both a motion for reconsideration of the indirect class certification order, which resulted in the Judge certifying an additional multi-state class of indirect purchasers from three states and an appeal of the class certification order asking the Third Circuit to expand the definition of the indirect class. In October 2007, the Third Circuit denied the separate petitions of the defendants and the indirect purchaser plaintiffs for leave to appeal the class certification order. A March 2008 trial has been scheduled. In May 2007, J.M. Huber Corp. reached a settlement with the direct purchasers which has been approved by the court. In August 2007, Georgia-Pacific announced it had reached settlement with the direct purchasers and Ainsworth Lumber announced it had reached a settlement with direct and indirect purchasers. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future.

Paragon Trade Brands, Inc. Litigation

In 1999, the Equity Committee (“Committee”) in the Paragon Trade Brands, Inc. (“Paragon”) bankruptcy proceeding commenced an adversary proceeding against the company in U.S. Bankruptcy Court for the Northern District of Georgia, asserting the company breached certain warranties in agreements between Paragon and the company connected with Paragon’s public offering of common stock in February 1993. The Committee sought to recover damages sustained by Paragon in two patent infringement cases, one brought by Procter & Gamble and the other by Kimberly-Clark. In June 2002, the Bankruptcy Court held the company liable for breaches of warranty. In the second quarter of 2005, the Bankruptcy Court imposed damages of approximately $470 million. The company appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia and posted a bond of $500 million. In September 2007, the District Court issued an order reversing the Bankruptcy Court’s decision and directing the court clerk to enter judgment in favor of the company. On September 27, 2007, the clerk entered an order dismissing the case. On September 28, 2007, the company filed a motion to amend the judgment to specifically enter a judgment in Weyerhaeuser’s favor and to dismiss the action with prejudice. On October 4, 2007, the Bankruptcy Court signed an order releasing the $500 million appeal bond. In October 2007, the Committee appealed the opinion to the 11th Circuit Court of Appeals. The company has not established a reserve for this matter and is unable to estimate at this time the amount of charges, if any, that may be required in the future.

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

The following table reflects changes in the reserve for environmental remediation:

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2006	$28
Liabilities transferred to Domtar	(4)
Remediation costs accrued	10
Remediation costs charged to reserve	(8)

Reserve balance as of September 30, 2007	$26

Total active sites as of September 30, 2007	62

The changes in environmental remediation reserves reflect the incorporation of new information on all sites concerning remediation alternatives, updates on prior cost estimates and new sites, and the costs incurred to remediate these sites during this period.

Based on currently available information and analysis, the company believes that it is reasonably possible that costs associated with all identified sites may exceed current accruals by up to $38 million, which may be incurred over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates upon which accruals are currently based, and utilizes assumptions less favorable to the company among the range of reasonably possible outcomes. In estimating both its current accruals for environmental remediation and the possible range of additional future costs, the company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, generally based on each party’s financial condition and probable contribution on a per-site basis. No amounts have been recorded for potential recoveries from insurance carriers.

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

NOTE 12: CHARGES FOR RESTRUCTURING

Weyerhaeuser charges for restructuring include the following costs recognized in connection with business restructuring and overall cost reduction efforts:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Asset impairment charges	$—	$—	$—	$13
Termination benefits	14	4	19	10
Other restructuring costs	2	—	2	2
Reversal of restructuring charges recorded in prior periods	—	—	—	(3)

	16	4	21	22
Less: discontinued operations	—	—	—	(1)

	$16	$4	$21	$21

The charges recognized in both the thirteen and thirty-nine week periods ended September 30, 2007, included the restructuring of an administration facility in Kamloops, British Columbia covering various business functions. The charges recognized in the thirteen and thirty-nine week periods ended September 24, 2006 were primarily related to the restructuring of the Containerboard, Packaging and Recycling business model.

As of September 30, 2007, Weyerhaeuser’s accrued liabilities include approximately $18 million of severance accruals related to restructuring charges recognized during 2007. These accruals are associated with approximately 130 employee terminations that have not yet occurred.

NOTE 13: CHARGES FOR CLOSURE OF FACILITIES

Weyerhaeuser incurred the following charges for the closure of facilities:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Asset impairment charges	$9	$34	$19	$36
Termination benefits	9	4	19	6
Other closure costs	2	8	9	26
Reversal of closure charges recorded in prior periods	(1)	(3)	(2)	(7)

	19	43	45	61
Less: discontinued operations	—	(28)	(2)	(39)

	$19	$15	$43	$22

The charges recognized during the thirty-nine week period ended September 30, 2007, include asset impairment charges and severance costs related primarily to the closures of the Okanagan Falls, British Columbia sawmill facility, the Miramichi, New Brunswick oriented strand board facility and the Claresholm, Alberta engineered I-joist plant, as well as additional costs recognized in connection with previously announced Wood Products mill closures.

Other closure costs include costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental clean-up and general costs to wind down operating facilities.

During the thirteen week period ended September 24, 2006, the company recognized an out-of-period charge of $26 million in connection with additional impairment of assets related to the closure of the Prince Albert, Saskatchewan, facility, which was announced in the fourth quarter of 2005. This charge and additional 2006 costs associated with the wind down of the pulp and paper operations in Prince Albert, Saskatchewan are included in discontinued operations. Other 2006 closure charges related primarily to the closure of two packaging facilities and three lumber mills.

Changes in accrued termination benefits related to facility closures during the thirty-nine week period ended September 30, 2007, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2006	$44
Charges	19
Payments	(22)
Other adjustments	(5)

Accrued severance as of September 30, 2007	$36

NOTE 14: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net, are an aggregation of both recurring and occasional income and expense items and, as a result, can fluctuate from year to year. Weyerhaeuser’s other operating costs (income), net, include the following items:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Gain on the Domtar Transaction (Note 3)	$—	$—	$(678)	$—
Gain on the sale of the North American composite panels operations (Note 3)	—	(51)	—	(51)
(Gain) loss on disposition of assets	(11)	5	(42)	5
Asset impairment charges other than for closures	—	7	46	7
Net charges (reversals) related to legal matters	(36)	(23)	4	(21)
Net foreign exchange gains	(3)	(17)	(39)	(12)
Other, net	6	(7)	10	(7)

	(44)	(86)	(699)	(79)
Less: discontinued operations	45	50	726	48

	$1	$(36)	$27	$(31)

(Gain) loss on disposition of assets for the thirty-nine week period ended September 30, 2007, includes a pre-tax gain of $29 million recognized in the second quarter of 2007, and pre-tax gains of $9 million recognized in the third quarter of 2007, for the sales of property containing previously closed operations.

Asset impairment charges for the thirty-nine week period ended September 30, 2007 include a $26 million pre-tax charge recognized in the first quarter of 2007 related to the Miramichi, New Brunswick, oriented strand board mill that had been offered for sale and $10 million related to the Canadian distribution facilities.

Net charges (reversals) related to legal matters for the thirteen and thirty-nine week periods ended September 30, 2007, include $43 million of pre-tax proceeds received from the settlement of litigation in connection with the 1998 purchase of a pulp and paper mill in Ontario that has since been sold to Domtar. This income is included in discontinued operations; see Note 3: Discontinued Operations and Assets Held for Sale. The thirteen and thirty-nine week period ended September 30, 2007 also includes pre-tax charges of $4 million and $21 million, respectively, related to the settlement of Alder litigation; see Note 11: Legal Proceedings, Commitments and Contingencies.

Net charges (reversals) related to legal matters for the thirteen and thirty-nine week periods ended September 24, 2006, include the reversal of $23 million of reserves related to hardboard siding claims.

Net foreign exchange gains result from changes in exchange rates, primarily the changes in the relative value of the U.S. dollar to the Canadian dollar and the relative value of the Canadian dollar to the New Zealand dollar.

NOTE 15: BUSINESS SEGMENTS

The company is principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. The company’s principal business segments are:

•	Timberlands, which includes logs, chips and timber;

•	Wood Products, which includes softwood lumber, plywood, veneer, OSB, hardwood lumber, engineered lumber and building materials distribution;

•	Cellulose Fibers, which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture;

•	Fine Paper, which was divested as part of the Domtar Transaction in the first quarter of 2007;

•	Containerboard, Packaging and Recycling; and

•	Real Estate and Related Assets.

In addition, the Corporate and Other segment includes marine transportation; shortline railroads; timberlands, distribution and converting facilities located outside North America; and general corporate support activities.

Following the completion of the Domtar Transaction in the first quarter of 2007, the company changed the composition of its reportable segments to align with the current management structure of the company. Operations that were previously aggregated in the Cellulose Fiber and White Papers segment are now reported in two separate segments – Cellulose Fibers and Fine Paper. The Cellulose Fibers segment includes pulp, liquid packaging board and the company’s equity interest in North Pacific Paper Corporation (“NORPAC”) – a joint venture that produces newsprint. The Fine Paper segment includes fine paper, coated groundwood and paper converting operations – all of which were divested as part of the Domtar Transaction. Results for the thirteen and thirty-nine week periods ended September 24, 2006, have been recast for consistent presentation with the current period.

As disclosed in Note 2: Accounting Changes, the financial results for the thirteen and thirty-nine week periods ended September 24, 2006, have been retrospectively adjusted to reflect an accounting change to expense planned major maintenance costs in the company’s primary mill operations in the period such costs were incurred. This retrospective adjustment affects the Cellulose Fibers, Fine Paper and Containerboard, Packaging and Recycling segments.

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

The pre-tax gain of $682 million recognized in the first quarter of 2007 in connection with the Domtar Transaction, reduced by charges of $4 million in the second quarter of 2007, are included in the Corporate and Other segment.

An analysis and reconciliation of the company’s business segment information to the respective information in the Consolidated Financial Statements is as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Sales to and revenues from unaffiliated customers:
Timberlands	$249	$246	$693	$778
Wood Products	1,449	1,905	4,581	6,278
Cellulose Fibers	436	482	1,388	1,415
Fine Paper	—	648	459	1,948
Containerboard, Packaging and Recycling	1,293	1,245	3,846	3,609
Real Estate and Related Assets	598	749	1,644	2,185
Corporate and Other	121	123	323	356

	4,146	5,398	12,934	16,569
Less: sales of discontinued operations (Note 3)	—	(844)	(563)	(2,697)

	4,146	4,554	12,371	13,872
Intersegment sales:
Timberlands	324	411	1,024	1,256
Wood Products	55	57	178	168
Cellulose Fibers	4	23	34	96
Fine Paper	—	60	43	185
Containerboard, Packaging and Recycling	1	10	9	42
Corporate and Other	15	8	48	25

	399	569	1,336	1,772

Total sales and revenues	4,545	5,123	13,707	15,644
Intersegment eliminations	(399)	(569)	(1,336)	(1,772)

	$4,146	$4,554	$12,371	$13,872

Contribution (charge) to earnings:
Timberlands	$165	$178	$482	$600
Wood Products	(131)	11	(421)	259
Cellulose Fibers	79	66	149	84
Fine Paper	—	68	20	(708)
Containerboard, Packaging and Recycling	104	97	283	192
Real Estate and Related Assets	60	135	182	430
Corporate and Other	(16)	(78)	573	(220)

	261	477	1,268	637
Interest expense (Weyerhaeuser only, continuing and discontinued operations)	(131)	(149)	(458)	(453)
Less: capitalized interest (Weyerhaeuser only)	29	21	88	57

Earnings before income taxes (continuing and discontinued operations)	159	349	898	241
Income tax expense (continuing and discontinued operations)	(58)	(125)	(10)	(295)

Net earnings (loss)	$101	$224	$888	$(54)

NOTE 16: SUBSEQUENT EVENTS

Significant events that occurred after September 30, 2007, but prior to the filing of this report, and which have not already been disclosed in this report, included:

Indefinite Curtailments

On October 18, 2007, the company announced the indefinite curtailment of its oriented strand board plants in Drayton Valley, Alberta, and Wawa, Ontario, and its laminated strand lumber plant in Deerwood, MN. Continued weakness in the OSB and engineered lumber markets resulting from the decline in North American housing starts and reduced customer demand for wood products led to the indefinite curtailments, which are expected to be effective before year-end 2007. In connection with this decision, management concluded an impairment charge of $30 million to $40 million would be required for these operations. The company considered both discounted cash flow projections and hypothetical market transactions in estimating the fair values of the asset groups. While the impairment charges will not result in future cash expenditures, the related indefinite curtailment decisions are expected to result in cash expenditures of $17 million to $23 million, primarily related to termination benefits.

Sale of New Zealand Joint Venture

On October 31, 2007, the company announced the completion of the sale of its 51 percent equity interest in the Nelson Forests Joint Venture (“Nelson JV”) to its former joint venture partner, Global Forest Partners (“GFP”). The Nelson JV assets include approximately 67,000 productive hectares of plantation forests on the South Island of New Zealand and the related Kaituna sawmill, which has a log input capacity on a single shift of 80,000 cubic meters annually. The company’s net investment in the Nelson JV was approximately $150 million as of September 30, 2007.

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

STATEMENTS

We make forward-looking statements of our expectations for the fourth quarter 2007 regarding:

•	the company’s markets, earnings and performance of the company’s business segments;

•	demand, pricing, shipments and sales realizations for the company’s products;

•	nonstrategic land sales;

•	higher seasonal energy costs;

•	lower OCC fiber costs;

•	backlog of single-family homes sold, but not closed;

•	number of home closings;

•	single-family home margins; and

•	capital expenditures.

In addition, we also make forward-looking statements regarding:

•	annual capital expenditures;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	the effect of implementation or retrospective application of accounting methods;

•	expected rate of return on pension plan assets;

•	contributions to pension plans;

•	projected benefit payments;

•	outcome of tax examinations;

•	projected tax rates;

•	loss of tax benefits; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments;

•	energy prices;

•	raw material prices;

•	chemical prices;

•	timing of equipment purchases;

•	performance of our manufacturing operations including unexpected maintenance requirements;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	weather;

•	loss from fires, floods, pest infestation and other natural disasters;

•	transportation costs;

•	legal proceedings;

•	performance of pension fund investments and derivatives;

•	changes in accounting principles;

•	IRS audit outcomes and timing of settlements;

•	foreign exchange rates;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

As disclosed in Note 15: Business Segments, the company changed the composition of its reportable segments in the first quarter of 2007 to align with the current management structure following the completion of the Domtar Transaction. Results of operations that previously were aggregated in the Cellulose Fiber and White Papers segment are now discussed separately for the Cellulose Fibers segment and the Fine Papers segment.

As disclosed in Note 3: Discontinued Operations and Assets Held for Sale, the following operations are classified as discontinued operations in the accompanying Consolidated Financial Statements:

•	Fine paper business and related assets (divested as part of the Domtar Transaction in March 2007);

•	Irish composite panel operations (sold in November 2006); and

•	North American composite panel operations (sold in July 2006).

In reviewing our results of operations, it is important to understand the following:

•	Net sales and revenues and operating income reported in Consolidated Results below exclude the results of discontinued operations.

•	Net earnings (loss) reported in Consolidated Results below includes the results of discontinued operations.

•

Net sales and revenues and contribution (charge) to earnings reported in the individual segment discussions that follow include the results of discontinued operations. Refer to Note 15: Business Segments for a discussion of which segments include the results of the various discontinued operations.

Results for the thirteen and thirty-nine week periods ended September 24, 2006, have been reclassified to conform to the current presentation.

As discussed in Note 2: Accounting Changes, results for the thirteen and thirty-nine week periods ended September 24, 2006 have also been retrospectively adjusted to reflect an accounting change to expense planned major maintenance costs in our primary mill operations in the period such costs were incurred.

In reviewing our results of operations, it’s important to understand these terms:

•	Price realizations refer to net selling prices, which includes selling price plus freight minus normal sales deductions.

•	Contribution to earnings refers to our business segment earnings before interest and taxes.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and contributions (charge) to earnings are based on the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006. The thirteen-week periods are also referred to as “third quarter” and the thirty-nine week periods are also referred to as “year-to-date”.

CONSOLIDATED RESULTS

How We Did in the Third Quarter and Year-To-Date 2007

NET SALES AND REVENUE / OPERATING INCOME / NET EARNINGS (LOSS)

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006
Net sales and revenues	$4,146	$4,554	$(408)	$12,371	$13,872	$(1,501)
Operating income	$183	$319	$(136)	$397	$1,129	$(732)
Earnings (loss) of discontinued operations, net of taxes	$27	$58	$(31)	$793	$(709)	$1,502
Net earnings (loss)	$101	$224	$(123)	$888	$(54)	$942
Net earnings (loss) per share, basic	$0.47	$0.91	$(0.44)	$4.00	$(0.22)	$4.22
Net earnings (loss) per share, diluted	$0.47	$0.91	$(0.44)	$3.98	$(0.22)	$4.20

Comparing 2007 with 2006

In 2007:

•	Net sales and revenue decreased $408 million, or 9 percent, for the third quarter and $1.5 billion, or 11 percent, year-to-date.

•	Net earnings decreased $123 million for the third quarter and increased $942 million year-to-date.

Net sales and revenue

Net sales and revenue for the third quarter and year-to-date decreased primarily due to the weakening U.S. housing market. On a seasonally adjusted basis, housing starts in the U.S. decreased 24 percent from an average of 1.7 million to 1.3 million in the third quarter and decreased 26 percent from an average of 1.9 million to 1.4 million year-to-date. The effects of the weakening U.S. housing market were reflected in the following:

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

Net earnings

Net earnings for the third quarter decreased primarily due to the following:

•	lower sales volumes for wood products and lower price realizations for softwood lumber, oriented strandboard and engineered lumber products – refer to the Wood Products segment discussion;

•	lower gross margins on single-family homes closed – refer to the Real Estate and Related Assets segment discussion;

•	loss of earnings from operations the company has divested – refer to the Wood Products and Fine Paper segment discussions; and

•	increased pre-tax asset impairment and closure charges – refer to the Wood Products and Real Estate and Related Assets segment discussions.

These decreases were partially offset by higher price realizations for pulp, containerboard and packaging products – refer to the Cellulose Fibers and Containerboard, Packaging and Recycling segment discussions.

Net earnings year-to-date increased primarily due to the following:

•	a net gain recognized as a result of the Domtar Transaction – refer to the Corporate and Other segment discussion; and

•	lower charges for the impairment of goodwill – refer to the Fine Paper segment discussion.

These earnings improvements were partially offset by the following:

•	lower price realizations for softwood lumber, structural panels and engineered wood products – refer to the Wood Products segment discussion;

•	lower gross margins on single-family homes closed – refer to the Real Estate and Related Assets segment discussion; and

•	increased asset impairment and closure charges – refer to the Wood Products and Real Estate and Related Assets segment discussions.

TIMBERLANDS

How We Did in the Third Quarter and Year-To-Date 2007

Here is a comparison of net sales and revenues to third-party customers, intersegment sales, and contribution to earnings for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – TIMBERLANDS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006
Net sales and revenues to third-party customers:
Logs	$168	$200	$(32)	$510	$599	$(89)
Other	81	46	35	183	179	4

	$249	$246	$3	$693	$778	$(85)

Intersegment sales	$324	$411	$(87)	$1,024	$1,256	$(232)

Contribution to earnings	$165	$178	$(13)	$482	$600	$(118)

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues to third-party customers increased $3 million, or 1 percent, during the third quarter and decreased $85 million, or 11 percent, year-to-date.

•	Intersegment sales decreased $87 million, or 21 percent, during the third quarter and $232 million, or 18 percent, year-to-date.

•	Contribution to earnings decreased $13 million, or 7 percent, during the third quarter and $118 million, or 20 percent, year-to-date.

Net sales and revenue – third-party customers

Net sales and revenues to third-party customers increased slightly for the third quarter primarily due to higher sales of non-strategic timberlands partially offset by a decrease in western log sales volumes and realizations of 5 percent and 13 percent, respectively, due to weaker domestic and export markets.

Year-to-date net sales and revenues to third-party customers decreased primarily due to the following:

•	Western log sales volumes and realizations decreased 5 percent and 9 percent, respectively, year-to-date due to weaker domestic and export markets.

•	Canadian sales volumes decreased 37 percent year-to-date, due to lower harvest levels in the eastern provinces as a result of downtime at various mills and the completion of the Domtar Transaction.

•	Chip sales volumes, reflected in other sales, decreased 62 percent year-to-date more than offsetting higher sales realizations.

These decreases were offset by higher sales of non-strategic timberlands reflected in other sales.

Intersegment sales

Intersegment sales decreased primarily due to the following:

•

Canadian sales decreased $57 million during the third quarter and $174 million year-to-date, due to lower harvest levels as a result of downtime at various mills across Canada and the completion of the Domtar Transaction.

•

Southern sales decreased $19 million, and western sales decreased $11 million during the third quarter due to lower internal consumption, and weaker domestic markets. Year-to-date, southern sales decreased $37 million due to lower internal consumption as well as lower non-fee harvest levels, and western sales decreased $21 million due to weaker domestic lumber markets, offset slightly by stronger chip markets.

Contribution to earnings

Contribution to earnings decreased $13 million and $118 million in the third quarter and year-to-date, respectively, primarily due to the following:

•

Lower export prices in the west and lower domestic prices in the west and south resulted in a negative price/mix variance of $25 million and $58 million in the third quarter and year-to-date, respectively.

•

Lower fee harvest and higher costs, mainly due to higher fuel costs, resulted in a decrease of $15 million in the third quarter and lower fee harvest and higher costs, primarily due to higher fuel costs and higher silviculture costs, resulted in a decrease of $34 million year-to-date.

•

Other income decreased $18 million year-to-date, in part due to changing from the cash basis to the accrual basis of accounting for oil and gas revenues and revenues related to recreational leasing of the company’s timberlands.

Partially offsetting the decreases above was:

•	Income from sales of non-strategic timberlands increased $31 million and $5 million in the third quarter and year-to-date, respectively.

Our Outlook

Weyerhaeuser expects Timberlands earnings to be lower in the fourth quarter compared with third quarter. The continued weakness in the U.S. and Japanese housing markets are expected to result in lower log sales volumes in the west, and lower prices in both the export and domestic markets.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Third-party log sales – cunits (100 cubic feet)	805	850	2,317	2,593
Fee harvest – cunits (100 cubic feet)	2,029	2,040	6,207	6,255

WOOD PRODUCTS

How We Did in the Third Quarter and Year-To-Date 2007

Here is a comparison of net sales and revenues to third-party customers and contribution (charge) to earnings for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006
Net sales and revenues:
Softwood lumber	$580	$733	$(153)	$1,801	$2,372	$(571)
Engineered I-Joists	124	162	(38)	388	533	(145)
Engineered solid section	155	190	(35)	495	625	(130)
Oriented strand board	151	203	(52)	456	763	(307)
Plywood	89	134	(45)	295	416	(121)
Hardwood lumber	89	96	(7)	278	300	(22)
Composite panels	20	71	(51)	68	332	(264)
Veneer	13	9	4	36	35	1
Logs	3	5	(2)	13	17	(4)
Other products	225	302	(77)	751	885	(134)

	$1,449	$1,905	$(456)	$4,581	$6,278	$(1,697)

Contribution (charge) to earnings	$(131)	$11	$(142)	$(421)	$259	$(680)

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased $456 million, or 24 percent, during the third quarter and $1.7 billion, or 27 percent, year-to-date.

•	Contribution to earnings decreased $142 million during the third quarter and $680 million year-to-date.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•

Sales volumes for all primary product lines decreased during the third quarter and year-to-date, reflecting the continuing decline in housing construction activity and lower demand for residential construction products.

•	Average price realizations decreased for softwood lumber, oriented strand board, and engineered lumber products for both the third quarter and year-to-date.

•

Composite panel sales decreased during the third quarter and year-to-date, primarily due to the sale of the Composite Products business in 2006. The company no longer manufactures composite panels, but does continue to purchase some composite products for resale.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•

Decreases in price realizations for most products resulted in a decrease of approximately $75 million and $484 million for the third quarter and year-to-date, respectively. Of the third quarter decrease, $54 million was due to softwood lumber and oriented strand board and $27 million was due to engineered products. Of the year-to-date decrease, $430 million was due to softwood lumber and oriented strand board and $76 million was due to engineered products.

•	Lower sales volumes resulted in a decrease of approximately $22 million for the third quarter and $128 million year-to-date.

•	The composite products business, which was sold in 2006, contributed earnings of $7 million in the third quarter of 2006 and $28 million year-to-date 2006.

•

Asset impairments and other charges related to the closure or sale of assets totaled $18 million and $112 million in the third quarter and year-to-date 2007, respectively. These charges were primarily related to the sale of the Canadian distribution business, the indefinite curtailment of the Miramichi, New Brunswick oriented strand board mill, the closure of the Claresholm, Alberta engineered I-joist facility, and the closure of Okanagan Falls, British Columbia sawmill. The company realized net income of $44 million in the third quarter and year-to-date 2006, which included a $51 million gain on the sale of the company’s Composite Products Business and $7 million in asset impairments.

•

Charges for the settlement of alder litigation were $4 million and $21 million in the third quarter and year-to-date 2007, respectively. The third quarter and year-to-date 2006 periods included income of $23 million related to a reduction in the reserve for hardboard siding.

Partially offsetting the decreases above was the following:

•

Manufacturing costs and selling, general, and administrative expensed decreased $45 million in the third quarter and $165 million year-to-date. The decreases were primarily due to lower purchase prices for wood raw materials, reduced operating postures in the segment’s manufacturing operations, the sale of the Canadian distribution business, and an increase in pension income.

Our Outlook

The company expects the segment’s operating loss to increase in the fourth quarter compared with the third quarter due to continuing pressures on volumes and prices. On October 18, the company announced indefinite curtailments at three mills and expects to continue actively adjusting operating posture to balance production with demand.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN MILLIONS, EXCEPT LOGS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Softwood lumber – board feet	1,654	1,974	5,116	6,008
Engineered I-Joists – lineal feet	92	110	282	361
Engineered solid section – cubic feet	8	9	25	29
Oriented strand board – square feet (3/8”)	835	989	2,676	3,058
Plywood – square feet (3/8”)	240	437	855	1,284
Hardwood lumber – board feet	93	100	281	313
Composite panels – square feet (3/4”)	29	139	100	765
Veneer – square feet (3/8”)	73	48	212	172
Logs – in thousands of cunits (100 cubic feet)	34	26	113	127

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Softwood lumber – board feet	1,405	1,559	4,283	4,872
Engineered I-Joists – lineal feet	91	130	292	387
Engineered solid section – cubic feet	8	10	23	33
Oriented strand board – square feet (3/8”)	834	1,009	2,649	3,144
Plywood – square feet (3/8”)	110	237	339	723
Hardwood lumber – board feet	80	82	228	247
Composite panels – square feet (3/4”)	—	100	—	666
Veneer – square feet (3/8”)(1)	297	494	933	1,404

(1)	Veneer production represents lathe production and includes volumes that are further processed into plywood and engineered lumber products by company mills.

CELLULOSE FIBERS

How We Did in the Third Quarter and Year-To-Date 2007

Pulp production declined as a result of the divestment of the Kamloops, British Columbia mill and other white paper mills in the Domtar Transaction and the closures of the Prince Albert, Saskatchewan mill in March 2006, and the Cosmopolis, Washington mill in September 2006. In January 2007, we announced our intent to sell the Cosmopolis mill and have continued to work toward a sale of the mill.

Here is a comparison of net sales and revenues to third-party customers and contribution to earnings for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006
Net sales and revenues:
Pulp	$345	$404	$(59)	$1,120	$1,200	$(80)
Liquid packaging board	61	59	2	189	167	22
Other products	30	19	11	79	48	31

	$436	$482	$(46)	$1,388	$1,415	$(27)

Contribution to earnings	$79	$66	$13	$149	$84	$65

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased $46 million, or 10 percent, during the third quarter and $27 million, or 2 percent, year-to-date.

THIRD-PARTY SALES VOLUMES

•	Contribution to earnings increased $13 million during the third quarter and $65 million year-to-date.

Net sales and revenue

Net sales and revenues decreased primarily due to a decrease of approximately 155,000 tons in pulp sales volumes, or 25 percent, during the third quarter and 335,000 tons, or 17 percent, year-to-date, primarily due to facility closures and the Domtar Transaction. These decreases were partially offset by the following:

•	Pulp price realizations increased $85 per ton, or 13 percent in the third quarter, and $81 per ton, or 13 percent, year-to-date.

•	Liquid packaging board price realizations increased $38 per ton, or 5 percent, compared to the third quarter of 2006, and $20 per ton, or 2 percent, year-to-date.

•	Liquid packaging board sales volumes remained even relative to the third quarter of 2006, and increased 22,000 tons, or 11 percent, year-to-date.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•	Higher pulp price realizations due to improved market conditions resulted in an increase of $40 million and $128 million in the third quarter and year-to-date, respectively.

•

Higher liquid packaging board and other product price realizations due to improved market conditions resulted in an increase of $5 million and $18 million in the third quarter and year-to-date, respectively.

•	Lower charges for energy and chemicals and increased cost recovery from slush pulp sales reduced expenses $9 million and $24 million in the third quarter and year-to-date, respectively.

Partially offsetting the increases in contribution to earnings above were the following:

•	Lower pulp sales volumes reduced the contribution by $18 million and $19 million in the third quarter and year-to-date, respectively.

•	Fiber costs increased $13 million and $45 million in the third quarter and year-to-date, respectively, primarily due to an increase in chip prices in the Pacific Northwest.

•

Maintenance and other operating costs increased $9 million and $20 million in the third quarter and year-to-date, respectively, primarily due to additional planned annual maintenance outages in the first and third quarters of 2007.

•	Earnings from the company’s interest in its newsprint joint venture were $3 million lower in the third quarter and $17 million lower year-to-date.

Our Outlook

The company expects favorable market conditions to continue, resulting in slightly higher earnings from the segment in the fourth quarter.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Pulp – air-dry metric tons	470	625	1,588	1,923
Liquid packaging board – tons	72	72	221	199

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Pulp – air-dry metric tons	445	660	1,403	1,924
Liquid packaging board - tons	72	73	209	209

FINE PAPER

On March 7, 2007, the company’s fine paper operations and related assets were divested in the Domtar Transaction. As a result, the thirty-nine week period ended September 30, 2007, includes nine weeks of fine paper operations. Subsequent to the first quarter of 2007, we no longer have results of operations for the Fine Paper segment as the facilities contributing to this business segment were all divested in the Domtar Transaction.

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – FINE PAPER

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006
Net sales and revenues:
Paper	$—	$606	$(606)	$433	$1,822	$(1,389)
Coated groundwood	—	42	(42)	26	126	(100)

	$—	$648	$(648)	$459	$1,948	$(1,489)

Contribution (charge) to earnings	$—	$68	$(68)	$20	$(708)	$728

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Paper – tons(1)	—	641	461	2,056
Coated groundwood – tons	—	59	38	170
Paper converting – tons	—	462	318	1,447

(1)	Includes unprocessed rolls and converted paper volumes.

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Paper – tons(2)	—	675	444	2,071
Coated groundwood – tons	—	59	43	171
Paper converting – tons	—	485	318	1,444

(2)	Paper machine production.

CONTAINERBOARD, PACKAGING AND RECYCLING

How We Did in the Third Quarter and Year-To-Date 2007

Here is a comparison of net sales and revenues to third-party customers and contribution to earnings for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006
Net sales and revenues:
Containerboard	$99	$92	$7	$327	$258	$69
Packaging	1,015	997	18	3,009	2,910	99
Recycling	106	89	17	303	254	49
Kraft bags and sacks	23	23	—	69	63	6
Other products	50	44	6	138	124	14

	$1,293	$1,245	$48	$3,846	$3,609	$237

Contribution to earnings	$104	$97	$7	$283	$192	$91

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues increased by $48 million, or 4 percent, for the third quarter and $237 million, or 7 percent, year-to-date.

•	Contribution to earnings increased by $7 million for the third quarter and $91 million year-to-date.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•

Packaging price realizations were comparable in the third quarter, but increased 4 percent, or $2.21 per thousand square feet, year-to-date. The year-over-year improvement was primarily due to price increases that occurred into the third quarter of 2006 and were realized throughout 2007, and from improvements in our customer and product mix in 2007.

•

Packaging shipments increased 2 percent, or 326 million square feet, for the third quarter partially due to continuing sales to former Weyerhaeuser Fine Paper operations that are now reported as third-party shipments to Domtar, and as a result of an increase in sheet sales.

•

Containerboard price realizations increased $26 per ton for the third quarter and $42 per ton year-to-date, as both U.S. domestic prices and prices in our major export markets of Asia, Europe and Latin America improved.

•

Containerboard shipments increased 1 percent, or 3,000 tons, for the third quarter, and 15 percent, or 92,000 tons year-to-date. This increase was primarily due to strong global demand and a weaker U.S. dollar, combined with lower year-over-year internal consumption by our packaging plants in 2007.

•

Price realizations in recycled materials increased 29 percent, or $37 per ton, for the third quarter, and 31 percent, or $37 per ton, year-to-date, primarily due to strong global demand and a significant increase in demand from China.

The increase in net sales and revenues were partially offset by the following:

•

Packaging shipments decreased 1 percent, or 465 million square feet, year-to-date, primarily due to the sale or closure of 12 plants since December 2005 and reduced crop production in California due to the freeze and e-coli concerns. Housing and automotive markets also unfavorably impacted demand for durables.

•

Shipments of recycled materials decreased 7 percent, or 46,000 tons, for the third quarter and 9 percent, or 188,000 tons, year-to-date, due to tightening markets that have reduced the sources of supply.

The Fibre Box Association (“FBA”) reported that US packaging average week shipments decreased 1.5 percent and 1.7 percent year over year for the third quarter and year-to-date 2007, respectively.

The weak U.S. dollar, strong global demand, low U.S. containerboard inventory levels and high U.S. mill operating rates are all favorable economic factors supporting the price increase initiative currently underway in our major markets.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•

Higher containerboard price realizations resulted in an increased contribution of $5 million for the third quarter and higher containerboard and corrugated packaging price realizations resulted in increased contributions of $30 million and $122 million, respectively, year-to-date.

•

Selling, general and administrative costs decreased $4 million and $26 million in the third quarter and year-to-date, respectively. The year-to-date improvement reflects the benefits of the segment’s restructuring that began in the second quarter of 2006, lower variable compensation expenses and an increase in pension income.

•	Outside purchases for resale decreased $19 million for the third quarter primarily due to internalizing the production of these products at lower costs.•

•

Non-fiber manufacturing costs improved by $16 million for the third quarter, primarily due to lower labor and maintenance costs resulting from the closure of several facilities during 2006 and 2007 and higher pension income. Non-fiber manufacturing costs improved $12 million year-to-date primarily due to lower labor costs and an increase in pension income, net of higher energy costs in the containerboard mills as increased fuel prices more than offset reductions in natural gas consumption.

•

The net effect of closures, restructuring and asset sales improved $7 million in the third quarter. The sale of a previously closed packaging facility in Chicago, IL resulted in a gain of $3 million in the third quarter of 2007. This gain was partially offset by $2 million of restructuring charges. Third quarter of 2006 included $3 million in restructuring charges for the Pine Hill containerboard mill and charges of $3 million related to various facility closures.

•

The net effect of closures, restructuring and asset sales improved $53 million year-to-date. In addition to the third quarter items noted above, 2007 included a gain of $29 million from the sale of a previously closed packaging facility in Cerritos, CA, charges of $4 million related to a fire and subsequent closure of the Closter, NJ packaging facility, and charges of $3 million related to various other plant closures. In addition to the third quarter items noted above, 2006 included charges of $7 million related to facility closures and restructuring charges of $17 million related to changing the segment’s business model.

Partially offsetting the earnings improvements above were:

•

Raw material costs increased $39 million for the third quarter and $146 million year-to-date. OCC costs increased $31 per ton for the third quarter, and $38 per ton year-to-date, primarily due to increased demand from China. Chip costs increased $8 per ton for the third quarter, and $12 per ton year-to-date, primarily due to tighter supply in the west.

OCC costs continued to increase during the third quarter of 2007 as a result of strong global demand. Prices for west coast wood chips moderated in the third quarter, but remained high in comparison to 2006 due to production curtailments at wood products manufacturing facilities caused by a decline in the housing market.

Our Outlook

The company expects fourth quarter earnings for the segment to be comparable to third quarter. The company also expects improved price realizations for both containerboard and packaging and slightly lower OCC fiber costs. Seasonally lower packaging shipments, additional scheduled maintenance downtime and higher seasonal energy costs are expected to offset the benefit of improved price realizations and lower OCC costs.

Strategic Review

May 4, 2007, we announced that our board of directors had authorized a process to consider a broad range of strategic alternatives for our Containerboard, Packaging and Recycling business. Alternatives range from continuing to hold and operate the assets to a possible sale or business combination. As of the date of this filing, this strategic review is ongoing.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Containerboard – tons	205	202	694	602
Packaging – MSF	18,751	18,425	55,470	55,935
Recycling – tons	632	678	1,942	2,130
Kraft bags and sacks – tons	25	22	73	62

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Containerboard – tons(1)	1,575	1,544	4,596	4,652
Packaging – MSF	19,547	19,341	58,275	59,181
Recycling – tons(2)	1,838	1,641	5,046	5,041
Kraft bags and sacks – tons	23	18	69	57

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

REAL ESTATE AND RELATED ASSETS

How We Did in the Third Quarter and Year-To-Date 2007

Here is a comparison of net sales and revenues and contribution to earnings for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – REAL ESTATE AND RELATED ASSETS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006
Net sales and revenues	$598	$749	$(151)	$1,644	$2,185	$(541)

Contribution to earnings	$60	$135	$(75)	$182	$430	$(248)

The following statistics show important trends in our single-family operations, which affected the net sales and revenues of our Real Estate and Related Assets segment, and its contribution to earnings. Here is a comparison of those key items for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006:

SUMMARY OF SINGLE-FAMILY STATISTICS

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Homes sold	734	906	3,557	3,703
Homes closed	1,145	1,439	3,183	4,083
Homes sold but not closed (backlog)	1,873	2,414	1,873	2,414
Single-family gross margin (%)	17.9%	26.1%	18.7%	27.5%

Comparing 2007 with 2006

In 2007:

•	Net sales and revenues decreased $151 million, or 20 percent, during the third quarter and $541 million, or 25 percent, year-to-date.

•	Contribution to earnings decreased $75 million during the third quarter and $248 million year-to-date.

Results reflect continued market challenges for the U.S. homebuilding industry and our business. The industry continues to have a significant inventory of unsold homes and buyer incentives are prevalent. During the third quarter and year-to-date 2007, as compared to 2006, our traffic decreased 22 percent and 19 percent respectively; however, both our cancellation rate and traffic conversion ratio (the traffic required to generate one sale) improved slightly.

Net sales and revenues

Net sales and revenues decreased primarily due to the following:

•	Single-family home closings decreased 20 percent in the third quarter and 22 percent year-to-date due to lower sales in late 2006 and early 2007.

•	Average selling prices for single-family homes decreased 10 percent in the third quarter and 6 percent year-to-date due to competitive pressure to reduce prices and offer incentives.

•	As a result of lower single-family closings and lower average selling prices, single-family revenues decreased $209 million in the third quarter and $536 million year-to-date.

•

Revenues from land and lot sales increased $59 million in the third quarter and decreased $56 million year-to-date. Sales of land and lots are a routine part of our home building and land development business, but the amount and timing of closings varies from period to period.

The decrease in net sales and revenues year-to-date was partially offset by the sale of an apartment project in the second quarter which contributed $49 million in net sales and revenues. There were no comparable apartment project sales in the third quarter 2007 or year-to-date 2006.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	A decrease of $91 million in the third quarter and $263 million year-to-date related to the decline in single-family homes closed, as noted above.

•	Gross margins on single-family homes decreased as a result of lower average sales prices, higher land, land development and construction costs and changes in mix.

•	Impairment charges increased $9 million in the third quarter and $17 million year-to-date.

•	Land and lot sale contributions increased $30 million in the third quarter and increased $4 million year-to-date.

The year-to-date decrease in contribution to earnings above is partially offset by a $42 million gain on the sale of an apartment project in the second quarter of 2007.

Our Outlook

As of September 30, 2007, the company has a backlog of single-family homes sold but not closed of approximately four and one-half months, a slight decrease from the second quarter. Although the company expects the number of homes closed in the fourth quarter of 2007 to increase seasonally relative to the third quarter, the company expects earnings from single-family home closings to be significantly lower than the third quarter due to declining market conditions. Land sales not yet under contract that may close in the fourth quarter could offset some of this decline.

CORPORATE AND OTHER

How We Did in the Third Quarter and Year-to-date of 2007

Our Corporate and Other segment includes:

•	marine transportation—through Westwood Shipping Lines, a wholly-owned subsidiary;

•	timberlands, distribution and converting facilities located outside North America;

•	shortline railroads; and

•	general corporate support activities.

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006	2007 VS. 2006
Contribution (charge) to earnings	$(16)	$(78)	$62	$573	$(220)	$793

Comparing 2007 with 2006

In 2007, contribution (charge) to earnings increased $62 million in the third quarter, and increased $793 million year-to-date, due primarily to the following:

•	A pre-tax gain of $678 million from the Domtar Transaction during year-to-date 2007.

•

Net foreign exchange gains of $2 million were recognized in the third quarter of 2007 compared to $17 million in the third quarter of 2006. Year-to-date, net foreign exchange gains were $43 million in 2007 compared to $11 million during 2006. Foreign exchange gains and losses result from changes in exchange rates, primarily changes in the relative value of the U.S. dollar to the Canadian dollar and the relative value of the Canadian dollar to the New Zealand dollar. As discussed in Note 16: Subsequent Events, the company sold its investment in its New Zealand joint venture on October 31, 2007.

•	A pre-tax gain of $43 million from a legal settlement during the third quarter of 2007.

•

We recognized $34 million of out-of-period charges during the third quarter of 2006 – $26 million in connection with the additional impairment of assets related to the Prince Albert, Saskatchewan facility that was closed in early 2006 and $8 million related to the write-off of additional goodwill associated with the B.C. Coastal operations that were sold in 2005.

•	Donations of timberland to the Weyerhaeuser Company Foundation decreased $27 million year-to-date.

•	Charges of $13 million and $25 million in the third quarter and year-to-date 2007, respectively, related to changing information technology service providers.

INTEREST EXPENSE

Including Real Estate and Related Assets and discontinued operations, our interest expense incurred was:

•	$147 million and $502 million during the third quarter and year-to-date 2007, respectively.

•	$161 million and $493 million during the third quarter and year-to-date 2006, respectively.

Interest expense incurred includes a $45 million loss on early extinguishment of debt for year-to-date 2007 and a $2 million gain on early extinguishment of debt for year-to-date 2006. Excluding these amounts, interest expense incurred decreased $38 million year-to-date, primarily due to reductions in the company’s debt position during 2007.

INCOME TAXES

Our effective income tax rate for continuing operations in the fourth quarter is expected to be 32.4 percent.

The expected rate for the fourth quarter excludes the results of discontinued operations and the following special items: losses in foreign countries without a related tax benefit, a $6 million tax benefit due to an audit settlement with Canada Revenue Agency and charges of $24 million for the impairment of goodwill and goodwill associated with facility sales. Charges for the impairment of goodwill are not deductible for income tax purposes and represent a permanent book-tax difference. As a result, no tax benefit has been recognized for these charges.

Income tax expense from continuing and discontinued operations decreased $67 million for the third quarter due to lower earnings from continuing operations. Income tax expense decreased $285 million year-to-date 2007 due to the $74 million Canadian tax benefit on the gain from the Domtar Transaction, as well as lower earnings from continuing operations.

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

In the following discussion, unless otherwise noted, references to 2007 and 2006 are based on the thirty-nine week periods ended September 30, 2007 and September 24, 2006.

WHERE WE GET CASH

We generate cash from sales of our products, from short-term and long-term borrowings and from the issuance of our stock. In recent years, we have also generated cash proceeds from the sale of nonstrategic assets.

Cash from operations

Our consolidated operations provided cash of $86 million during 2007 and $301 million during 2006.

Comparing 2007 with 2006

Net cash from our operations decreased $215 million in 2007 as compared to 2006.

•

Cash we received from customers, net of cash paid to employees, suppliers and others decreased by $752 million. The negative effect was primarily due to weak market conditions for both our wood products and real estate operations, as well as the divestiture of our Fine Paper and related assets operations in March 2007 and the sale of our North American composite panels operations in July 2006.

•	Cash paid for income taxes in 2007 decreased by $476 million as compared to 2006 due to lower pre-tax earnings from operations.

•	A portion of our real estate operations was funded with additional borrowings.

Financing

Cash generated from financing activities includes:

•	issuances of long-term debt,

•	borrowings under revolving lines of credit, and

•	proceeds from stock option exercises.

This section also includes information about our debt-to-total-capital ratio.

Debt

During 2007, we received net proceeds of $451 million from the issuance of long-term debt. In addition, our net borrowings under revolving credit facilities or from the issuance of commercial paper backed by the credit facilities were:

•	$475 million in 2007, and

•	$521 million in 2006.

Stock offerings and option exercises

Our cash proceeds from the exercise of stock options were:

•	$319 million in 2007, and

•	$171 million in 2006.

We recognized the following excess tax benefits from the exercise of stock options:

•	$51 million in 2007, and

•	$20 million in 2006.

The increased proceeds in 2007 reflect a high volume of stock options exercised in the first quarter of 2007, during which period our stock price reached record highs.

Debt-to-total-capital ratio

Our debt-to-total-capital ratio, as shown in the table below, was:

•	42.7 percent in 2007, and

•	39.4 percent in 2006.

DEBT-TO-TOTAL-CAPITAL RATIO DETAILS

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007	DECEMBER 31, 2006
Notes payable and commercial paper:
Weyerhaeuser	$92	$72
Real Estate and Related Assets	295	—
Long-term debt:
Weyerhaeuser	6,690	7,563
Real Estate and Related Assets	605	606
Capital lease obligations:
Weyerhaeuser	3	62

Total debt	7,685	8,303
Minority Interest:
Weyerhaeuser	30	28
Real Estate and Related Assets	43	40
Deferred income taxes:
Weyerhaeuser	2,863	3,691
Real Estate and Related Assets	(94)	(98)
Shareholders’ interest	7,469	9,085

Total capital	$17,996	$21,049

Debt-to-total-capital ratio	42.7%	39.4%

Assuming the cash and cash equivalents balances of $80 million and $243 million as of September 30, 2007, and December 31, 2006, respectively, had been used to reduce outstanding debt, the consolidated debt-to-total-capital ratio would be:

•	42.5 percent in 2007, and

•	38.7 percent in 2006.

Weyerhaeuser’s investment in our Real Estate and Related Assets business segment – excluding intercompany loans and advances – was:

•	$2.1 billion as of September 30, 2007, and

•	$2.0 billion as of December 31, 2006.

Excluding that investment – and the Real Estate and Related Assets amounts listed in the table – our debt-to-total-capital ratio was:

•	45.1 percent in 2007, and

•	41.6 percent in 2006.

Proceeds from the sale of operations

We received cash proceeds from the sale of operations as follows:

•	$1.5 billion in 2007, and

•	$187 million in 2006.

During 2007, we received cash proceeds of $1.35 billion as a result of the March 2007 Domtar Transaction. The total amount of these proceeds was used to reduce debt. During 2007, we also received approximately $100 million from the second quarter sale of distribution centers in Canada. During 2006, we received proceeds of $187 million from the sale of the North American composite panel operations.

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business,

•	repay long-term debt and credit facilities, and

•	pay dividends and repurchase our stock.

Investing in our business

In February 2006, WRECO acquired Maracay Homes Arizona I, LLC, a privately held homebuilder in Arizona. During 2006, WRECO paid $213 million, including transaction related costs, in connection with the acquisition. An additional deferred purchase price payment of $38 million was made in the second quarter of 2007 in accordance with the terms of the acquisition.

SUMMARY OF CAPITAL SPENDING BY BUSINESS SEGMENT – EXCLUDING REAL ESTATE AND RELATED ASSETS

DOLLAR AMOUNTS IN MILLIONS	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 24, 2006
Timberlands	$49	$45
Wood Products	126	103
Cellulose Fibers	87	135
Fine Paper	2	62
Containerboard, Packaging and Recycling	134	135
Corporate and Other	64	86

	$462	$566

Our capital expenditures – excluding acquisitions and our Real Estate and Related Assets business segment – through the third quarter of 2007 were $462 million. Capital expenditures for the full year are expected to be approximately $725 million. The level of our capital expenditures could change due to:

•	future economic conditions,

•	weather, and

•	timing of equipment purchases.

Payment of long-term debt

Payments of long-term debt were:

•	$1.6 billion in 2007, and

•	$612 million in 2006.

In addition to repaying debt that was scheduled to mature during the thirty-nine week period ended September 30, 2007, we repaid approximately $962 million in other long-term debt. This included $825 million paid in the second quarter in connection with two debt tender offers. Premiums and other costs paid to retire debt prior to its scheduled maturity totaled $46 million in 2007.

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

As of September 30, 2007, approximately $1.1 billion of our credit facilities were available for incremental borrowings. In connection with the Paragon Trade Brands, Inc. litigation discussed in Note 11 of the Notes to Consolidated Statements, Weyerhaeuser Company had secured a bond of $500 million. On October 4, 2007, following the U.S. District Court’s judgment in our favor, an order was signed releasing Weyerhaeuser Company from the bond, which increased the amount of our credit facilities that were available for incremental borrowings by $500 million.

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

Paying dividends and repurchasing stock

We paid dividends of:

•	$404 million in 2007, and

•	$396 million in 2006.

The increase in the amount of dividends we paid was primarily due to increasing our quarterly dividend from $0.50 per share to $0.60 per share effective with the third quarter of 2006. Our intent, over time, is to maintain an annual dividend payout ratio of 20 percent to 30 percent of our operating cash flows.

In October 2005, we announced a stock repurchase program for the repurchase of up to 18 million shares of our common stock.

Share repurchases under the program were:

•	7.0 million shares for $473 million in 2007, and

•	5.3 million shares for $332 million in 2006.

As of September 30, 2007, we had repurchased 18 million shares of our common stock – the total amount authorized under the program – for approximately $1.2 billion. Final cash settlements of $10 million occurred at the beginning of the fourth quarter.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies involve a higher degree of judgment and estimates. They also have a high degree of complexity.

Our most critical accounting policies relate to our:

•	pension and postretirement benefit plans;

•	potential impairments of long-lived assets and goodwill;

•	legal, environmental and product liability reserves; and

•	depletion.

Pension and Postretirement Benefit Plans

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate,

•	expected rate of return,

•	anticipated trends in health care costs,

•	assumed increases in salaries,

•	mortality rates, and

•	other factors.

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

Our expected rate of return is important in determining the cost of our plans. Every 0.5 percent change in our expected rate of return would affect pre-tax earnings by approximately:

•	$24 million for our U.S. qualified pension plans, and

•	$4 million for our Canadian registered pension plans.

In accounting, we base our judgments and estimates on:

•	historical experience, and

•	assumptions we believe are appropriate and reasonable under current circumstances.

Actual results, however, may differ from the estimated amounts we have recorded.

Discount rate

Our discount rate as of December 31, 2006 is:

•	5.8 percent for our U.S. plans – compared to 5.9 percent at December 25, 2005; and

•	5.15 percent for our Canadian plans – the same rate as of December 25, 2005.

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

Contributions made and benefits paid

During the thirty-nine week period ended September 30, 2007, we contributed approximately $11 million to our registered and non-registered Canadian pension plans.

We expect to contribute an additional $1 million to the Canadian plans (registered and non-registered) during 2007. The required funding for the Canadian plans has decreased for 2007 due to several factors including our past funding of the plans, favorable investment returns and the assumption of four of the plans by Domtar.

We do not expect to have to fund the U.S. qualified plans during 2007.

During the fourth quarter of 2007, we expect to receive cash proceeds of approximately $7 million as a result of a reversion of surplus from three closed plans in Canada.

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

Our goodwill was $2.2 billion as of September 30, 2007. That amount represents approximately 9 percent of our consolidated assets.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during the third quarter of 2007 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s principal executive officer and principal financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING THE THIRD QUARTER OF 2007

Common Stock Repurchases During the Third Quarter:	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED (A)	AVERAGE PRICE PAID PER SHARE (OR UNIT) (B)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (C)	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (D)
July 2 – August 5	685,000	$70.03	685,000	6,024,400
August 6 – September 2	3,819,200	65.65	3,819,200	2,205,200
September 3 – September 30	2,205,200	69.13	2,205,200	—

Total repurchases during third quarter	6,709,400	$67.24	6,709,400	—

On October 21, 2005, we announced a stock repurchase program under which we are authorized by the Board of Directors to repurchase up to 18 million shares of our common stock. During the third quarter of 2007, we completed our stock repurchase program by purchasing 6,709,400 shares of common stock under the program for approximately $451 million. From the beginning of the share repurchase program, we have repurchased a total of 18 million shares of common stock under the program for approximately $1.2 billion. All common stock purchases under the program were made in open market transactions.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

OTHER INFORMATION

In April 2007, the Canadian federal government proposed a regulatory framework for air emissions that adopts some aspects of the Kyoto Protocol. The federal framework calls for mandatory reductions in greenhouse gas emissions for heavy industrial emissions producers to be put in place by 2010 among other measures. Canadian provincial governments also are working on emissions reduction strategies. It is not yet known what strategies or requirements will come into force or how any provincial and federal plans that may be put into place will relate to each other. It is also expected that a Canadian emissions trading system will be put in place in the future with potentially significant implications for Canadian businesses. We believe that these measures have not had, and in 2007 will not have, a significant effect on Weyerhaeuser’s Canadian operations although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

EXHIBITS

3.2	Bylaws of the company, as amended

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)