Form 10-K
period 2007-12-30
WEYERHAEUSER CO
filed 2008-02-28
CIK 106535

Weyerhaeuser 2007 Annual Report and Form 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007

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

As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $16,643,213,266 based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.

As of February 1, 2008, 209,554,028 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2008 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 17, 2008, are incorporated by reference into Part II and III.

PART I

OUR BUSINESS

We are an integrated forest products company. We grow and harvest trees, build homes and make wood and paper products essential to everyday lives. Our goal is to do this safely, profitably and responsibly.

Our business has offices or operations in 13 countries and has customers worldwide. We manage 22 million acres of forests, and in 2007, we generated $16.3 billion in net sales and revenues.

This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the end of 2007, or is for the fiscal year, ended December 30, 2007.

We break out financial information such as revenues, earnings and assets by the business segments that form our company. We also discuss the development of our company and the geographic areas where we do business.

We report our financial results and condition in two groups:

•	Weyerhaeuser – our forest products-based operations, principally the growing and harvesting of timber and the manufacture, distribution and sale of forest products.
•	Real Estate – our real estate development and construction operations and our other real estate related activities.

Throughout this Form 10-K, unless specified otherwise, references to “we”, “our”, and “us” refer to the consolidated company, including both Weyerhaeuser and Real Estate.

WE CAN TELL YOU MORE

AVAILABLE INFORMATION

We meet the information reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports and statements – information about our company’s business, financial results and other matters – are available at:

•	the SEC internet site – www.sec.gov;
•	the SEC’s Public Conference Room, 100 F Street NE, Washington, D.C. 20549, 1-800-SEC-0330; and
•	our internet site – www.weyerhaeuser.com.

When we file the information electronically with the SEC, it is also added to our internet site.

WHO WE ARE

OUR BUSINESS SEGMENTS

In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments:

•	Timberlands;
•	Wood Products;
•	Cellulose Fibers;
•	Fine Paper;
•	Containerboard, Packaging and Recycling;
•	Real Estate; and
•	Corporate and Other.

Detailed financial information about our business segments and our geographic locations is in Note 2: Business Segments and Note 24: Geographic Areas of Notes to Consolidated Financial Statements as well as further in this section and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUR HISTORY

We started out as Weyerhaeuser Timber Company, incorporated in the state of Washington in January 1900 when Frederick Weyerhaeuser and 15 partners bought 900,000 acres of timberland. In the 107 years since then, we have worked to be the best forest products company in the world.

Our innovations and accomplishments through the years include:

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

Weyerhaeuser Company 2007 Annual Report and Form 10-K	1

Our business segments compete based on the following strategies:

•	Timberlands is extracting maximum value for each acre.
•	Wood Products is delivering integrated solutions to the residential construction and industrial markets.
•	Cellulose Fibers is concentrating primarily on value-added pulp products.
•	Containerboard, Packaging and Recycling is focusing its packaging products and services in selected market segments where we meet customer requirements at the lowest cost for our supply chain.
•	Weyerhaeuser Real Estate Company is delivering its unique value propositions and is looking for growth opportunities in target markets.
•	International operations, in the Corporate and Other segment, is expanding our position as a low cost softwood and hardwood timber grower.

Our Fine Paper segment was divested in a 2007 transaction with Domtar, Inc.

SALES OUTSIDE THE U.S.

In 2007, 18 percent – or $3.1 billion – of our total consolidated sales and revenues including sales from discontinued operations were to customers outside the U.S. That included:

•	$2.0 billion of exports from the U.S.;
•	$0.6 billion of Canadian export and domestic sales; and
•	$0.5 billion of other foreign sales.

In 2006, 17 percent – or $3.8 billion – of our total consolidated sales and revenues, including sales from discontinued operations, were to customers outside the U.S. That included:

•	$1.9 billion of exports from the U.S.;
•	$1.3 billion of Canadian export and domestic sales; and
•	$0.6 billion of other foreign sales.

SHAPING OUR BUSINESS

We strategically manage our portfolio to enhance shareholder returns. This ongoing process includes making key acquisitions to complement existing product lines or achieving greater scale in key operations. It also means that we exit businesses that do not fit our long-term strategic direction and divest ourselves of nonstrategic assets.

Key acquisition in recent years have included:

•	MacMillan Bloedel Limited in 1999;
•	Trus Joist International in 2000;
•	Willamette Industries in 2002; and
•	Maracay Homes in 2006.

In March 2007, we completed the following set of transactions:

•	a series of transfers and other transactions resulting in our fine paper business and related assets becoming wholly-owned by Domtar Corporation;
•	the distribution of shares of Domtar Corporation to our shareholders in exchange for 25 million shares of our common stock; and
•	the acquisition of Domtar, Inc., an unaffiliated Canadian corporation, by Domtar Corporation.

Collectively, these transactions are referred to as the “Domtar Transaction.”

In June 2007, we sold our Canadian wood products distribution centers.

Other recent dispositions have included:

•	Coastal British Columbia operations and timberlands (B.C. Coastal) in 2005;
•	French composite panel operations in 2005; and
•	North American and Irish composite panel operations in 2006.

We continue to reinvest in our businesses through a variety of capital projects. In 2007 our capital expenditures – excluding acquisitions and our Real Estate business segment – totaled $706 million. We expect these investments will:

•	optimize our existing operations;
•	allow us to use energy more efficiently; and
•	increase our competitiveness.

We are also focused on:

•	growing our Timberlands, Wood Products and Real Estate businesses;
•	structuring business and corporate overhead (selling, general and administrative expense) to support achieving our competitive performance goals; and
•	retaining and attracting talent critical to executing our strategies.

OUR EMPLOYEES

We have approximately 37,900 employees. This number includes:

•	36,400 employed by our corporate operations and business segments, not including our Real Estate segment; and
•	1,500 employed by our Real Estate segment.

Of these employees, approximately 12,000 are members of unions covered by multi-year collective bargaining agreements.

WHAT WE DO

This section provides information about how we grow and harvest trees, manufacture and sell products made from them, and build and sell homes. For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS

Our Timberlands business segment manages 6.4 million acres of private commercial forestland in the U.S. We own 5.7 million of those acres and lease the other 700,000 acres. In addition, we have renewable, long-term licenses on 15.1 million acres of forestland located in five Canadian provinces. Information in the tables below includes data from all of the segment’s business units as of the end of 2007.

WHAT WE DO

We grow and harvest trees for use as lumber and other wood and building products. We also export logs to other countries where they are made into products. After harvest, we typically plant seedlings to reforest the harvested areas using the most effective regeneration method for the site and species. We monitor and care for the new trees as they grow to maturity. We seek to sustain and maximize the timber supply from our forestlands while keeping the health of our environment a key priority. We are recognized as a leading forest manager.

The goal of our Timberlands business is to maximize returns by selling logs and stumpage to internal and external customers. We focus on solid softwood and use intensive silviculture to improve forest productivity and returns while managing the forests on a sustainable basis to meet both customer and public expectations. We capture additional value from our land and timber through the lease or sale of minerals, oil, gas, recreation and communications sites; sales of higher-and-better-use property; and the sale of other nontimber products.

Timberlands Products and Revenues

MAIN PRODUCTS AND REVENUES	HOW THEY’RE USED
Logs	Made into lumber, other wood and building products, and pulp

Other revenues • Nonstrategic timberlands • Minerals, oil and gas	• Sold to other landowners • Sold into energy markets

WHERE WE DO IT

We manage a balanced portfolio of timberlands assets located primarily in North America. In the U.S. we own and manage sustainable forests in nine states for use in wood products manufacturing. We own or lease:

•	4.2 million acres in the southern U.S.; and
•	2.2 million acres in the Pacific Northwest.

In addition, we have renewable, long-term licenses on 15.1 million acres of forestland located in five Canadian provinces. In Canada, forests generally are owned and administered by provincial governments.

We also own and manage forestlands in the Southern Hemisphere. The results of these international operations are reported in the Corporate and Other segment.

Our worldwide timber inventory is approximately 268 million cunits. One cunit equals 100 cubic feet of solid wood. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

•	varies according to the species, size and quality of the timber; and
•	will change through time as the mix of these variables adjusts.

As a result, there is no standard for converting cubic feet of solid wood into board feet of lumber or square feet of panel products.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	3

Summary of 2007 Timber Inventory and Timberland

Locations

GEOGRAPHIC AREA	MILLIONS OF CUNITS	THOUSANDS OF ACRES AT DECEMBER 30, 2007
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	LICENSE ARRANGE- MENTS	TOTAL ACRES
U.S.
West	62	2,220	—	—	2,220
South	49	3,426	728	—	4,154
Total U.S.	111	5,646	728	—	6,374
Canada
Alberta	104	—	—	5,225	5,225
British Columbia	9	—	—	2,355	2,355
New Brunswick	2	—	—	177	177
Ontario	12	—	—	2,598	2,598
Saskatchewan	28	—	—	4,699	4,699
Total Canada	155	—	—	15,054	15,054
Subtotal North America	266	5,646	728	15,054	21,428
International(1)(2)	2	299	25	—	324
Total	268	5,945	753	15,054	21,752

(1)   International represents timberlands outside of North America, the results of which are reported in the Corporate and Other segment.

(2)   Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures

Our Timberlands annual fee depletion represents the harvest of the timber assets that we own. Depletion is a method of expensing the fee timber asset based on the harvest or timber sales volume. The decline in fee depletion from 2004 through 2006 reflects the disposition of our B.C. Coastal operations in May 2005, and the decline in fee depletion from 2006 to 2007 reflects the Domtar Transaction in March 2007.

The 2007 harvest volume by region was 55 percent in the South and 45 percent in the West.

Five-Year Summary of Timberlands Production(1)(2)

PRODUCTION IN THOUSANDS
	2007	2006	2005	2004	2003
Fee depletion – cunits	8,144	8,450	8,730	9,013	9,428

(1)   Reflects the divestiture of the company’s B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

(2)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

HOW MUCH WE SELL

Our net sales to unaffiliated customers declined 10 percent in 2007 to slightly under $1 billion, with 2006 slightly exceeding $1 billion.

Five-Year Summary of Net Sales for Timberlands(1)(2)

NET SALES IN MILLIONS OF DOLLARS
	2007	2006	2005	2004	2003
To unaffiliated customers:
Logs	$659	$781	$761	$822	$730
Other products	251	235	286	280	264
Subtotal	$910	$1,016	$1,047	$1,102	$994
Intersegment sales	$1,328	$1,675	$1,794	$1,622	$1,605
Total	$2,238	$2,691	$2,841	$2,724	$2,599

(1)   Reflects the divestiture of the company’s B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

(2)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

Five-Year Trend for Total Net Sales in Timberlands(1)(2)

Percentage of 2007 Net Sales in Timberlands

Log Sales Volumes

Logs sold to unaffiliated customers in 2007 declined 355,000 cunits, or 10 percent, from 2006. Sales volumes from Canada dropped 177,000 in 2007. This reduction in volume was due primarily to the Domtar Transaction in March 2007. Other factors that may affect our log sales volume include the following:

•

Domestic grade log sales depend on lumber usage, which is influenced by and depends on housing starts and repair and remodel activity. In addition, sales to unaffiliated customers can fluctuate based on the needs of our own mills as well as the availability of logs from outside markets and our own timberlands.

•	Domestic fiber log sales fluctuate as a result of the demand for chips by pulp and containerboard mills.
•	Export log sales depend on the level of housing starts in Japan, as that is where most of our North American export logs are sold.

All of our domestic and export logs are sold to unaffiliated customers or transferred at market prices to our internal mills by sales and marketing staff within our Timberlands business units.

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands(1)(2)

SALES VOLUMES IN THOUSANDS
	2007	2006	2005	2004	2003
Logs – cunits	3,081	3,436	3,552	3,920	4,125

(1)   Reflects the divestiture of the company’s B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

(2)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

Log Prices

Average log price realizations in 2007 were down as compared with 2006, primarily due to lower export and domestic log prices. Our log prices are affected by the supply of and demand for grade and fiber logs, which are influenced by all of the factors described above.

Five-Year Summary of Selected Published Export Log Prices (#2 Sawlog Bark On – $/MBF)

WHERE WE’RE HEADED

Our strategies for achieving continued success include:

•	managing forests on a sustainable basis to meet customer and public expectations;
•	reducing the time it takes to realize returns by practicing intensive forest management and focusing on the most advantageous markets;
•	efficiently delivering fiber to internal supply chains;
•	building long-term relationships with external customers who rely on a consistent supply of high-quality raw material;
•	continuously reviewing our portfolio to create the greatest value for the company; and
•	investing in technology and advances in silviculture to improve yields and timber quality.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	5

WOOD PRODUCTS

We are one of the largest manufacturers and distributors of wood products in North America.

WHAT WE DO

•	We provide the residential structural frame market with access to a family of high-quality softwood lumber, engineered lumber, structural panels and other specialty products.
•	We deliver innovative homebuilding solutions to help our customers quickly and efficiently meet their customers’ needs.
•

We sell our products and services primarily through our own sales organizations and distribution facilities, and we supplement our product offerings with building materials that we purchase from other manufacturers.

•	We sell certain of our products into the repair and remodel market through the wood preserving and home improvement warehouse channels.
•	We export our engineered building materials and industrial hardwood products to Europe and Asia.
•	We make and sell hardwood and softwood lumber and panels to manufacturers of furniture and cabinetry in more than 40 countries.
•	We acquire our raw materials at market price from our Timberlands business segment and from third parties.

Wood Products

PRODUCTS	HOW THEY’RE USED
Softwood lumber	Structural framing for residential and commercial structures
Engineered lumber • Solid section • I-joists	Floor and roof joists, and headers and beams for residential and commercial structures
Structural panels • Oriented strand board (OSB) • Plywood	Structural sheathing, sub-flooring, and stair tread for residential and commercial structures; recreational vehicle flooring; furniture and cabinets
Veneer	Intermediate raw material for plywood and engineered lumber manufacturing
Hardwood lumber	Furniture, pallets, ties, moldings, panels, cabinets, architectural millwork, components, and retail boards
Other products	Complementary building products such as cedar and composite decking, siding, insulation, rebar, engineered lumber connectors and logs

WHERE WE DO IT

We have 71 manufacturing facilities in the U.S. and Canada. We distribute through a combination of Weyerhaeuser and third party locations. Information about the locations, capacities and actual production of our manufacturing facilities is included below.

Principal Manufacturing Locations

Broken out by major products, locations of our principal manufacturing facilities are:

•	Softwood Lumber
–	U.S. – Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
–	Canada – Alberta and British Columbia
•	Engineered Lumber
–	U.S. – Alabama, Georgia, Kentucky, Louisiana, Minnesota, Oregon and West Virginia
–	Canada – British Columbia and Ontario
•	Oriented Strand Board:
–	U.S. – Louisiana, Michigan, North Carolina and West Virginia
–	Canada – Alberta, New Brunswick, Ontario and Saskatchewan
•	Plywood and Veneer
–	U.S. – Alabama, Arkansas, Louisiana, Oregon and Washington
–	Canada – Saskatchewan
•	Hardwood Lumber
–	U.S. – Michigan, Oregon, Washington and Wisconsin
–	Canada – British Columbia

Summary of 2007 Wood Products Capacities

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES

Softwood lumber – board feet	6,000	28
Engineered solid section – cubic feet	56	11
Engineered I-Joists – lineal feet	545	6
Oriented strand board – square feet (3/8”)	4,260	9
Plywood – square feet (3/8”)	460	2
Veneer – square feet (3/8”)	1,465	7
Hardwood lumber – board feet	350	8

Five-Year Summary of Wood Products Production(1)(2)

PRODUCTION IN MILLIONS
	2007	2006	2005	2004	2003
Softwood lumber –board feet	5,490	6,355	6,986	7,187	7,113
Engineered solid section – cubic feet (3)	28	41	41	42	34
Engineered I-Joists –lineal feet (3)	339	473	483	504	437
Oriented strand board –square feet (3/8”)	3,428	4,166	4,078	4,081	4,170
Plywood – square feet (3/8”) (4)	423	900	1,155	1,628	1,708
Veneer – square feet (3/8”) (4)(5)	1,150	1,739	1,979	2,386	2,199
Composite panels – square feet (3/4”)	—	666	1,080	1,066	988
Hardwood lumber – board feet	294	324	364	349	373

(1)   Reflects the divestitures of the company’s B.C. coastal operations in May 2005, North American composite panel operations in July 2006, and the Domtar Transaction in March 2007.

(2)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

(3)   Weyerhaeuser engineered I-Joist facilities may also produce engineered solid section.

(4)   All Weyerhaeuser plywood facilities also produce veneer.

(5)   Veneer production represents lathe production and includes volumes that are used to produce plywood and engineered lumber products by company mills.

HOW MUCH WE SELL

Revenues of our Wood Products business segment come from sales to wood products dealers, do-it-yourself retailers, builders, and industrial users. We provide products and services to the residential construction market under the iLevel™ and Trus-Joist™ brands. In 2007 our net sales were $5.7 billion compared with $7.9 billion in 2006.

Five-Year Summary of Net Sales for Wood Products(1)(2)

NET SALES IN MILLIONS OF DOLLARS
	2007	2006	2005	2004	2003
Softwood lumber	$2,241	$2,997	$3,624	$3,915	$3,281
Engineered solid section	608	794	833	701	542
Engineered I-Joists	467	670	704	645	517
Oriented strand board	589	939	1,164	1,390	1,109
Plywood	366	529	735	929	784
Veneer	44	42	44	44	39
Composite panels	82	357	497	501	393
Hardwood lumber	355	398	390	365	350
Other products	947	1,176	1,287	1,285	1,125
Total	$5,699	$7,902	$9,278	$9,775	$8,140

(1)   Reflects the divestitures of the company’s B.C. coastal operations in May 2005, North American composite panel operations in July 2006, and the Domtar Transaction in March 2007.

(2)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

Five-Year Trend for Total Net Sales in Wood Products(1)(2)

Percentage of 2007 Net Sales in Wood Products

Wood Products Volume

The volume of wood products sold in 2007 declined from 2006 primarily because of the reduction in production capacity through the sale or closure of a number of facilities and production curtailments in response to market conditions in 2006 and 2007. The sales and closures include:

•	the sale of our 16 Canadian distribution centers and the sale or closure of 8 U.S. distribution centers;
•	the sale of our Elma, Washington plywood facility;
•	the permanent or indefinite closures of three Canadian OSB mills and four engineered lumber mills;
•	the closure of our Okanagan Falls, British Columbia lumber mill; and
•	the closure of our Dodson, Louisiana plywood line.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	7

Five-Year Summary of Sales Volume for Wood Products(1)(2)

SALES VOLUMES IN MILLIONS
	2007	2006	2005	2004	2003
Softwood lumber – board feet	6,538	7,871	8,650	8,890	8,981
Engineered solid section – cubic feet	30	36	38	37	32
Engineered I-Joists – lineal feet	338	456	484	496	447
Oriented strand board – square feet (3/8”)	3,466	4,096	3,948	4,213	4,361
Plywood – square feet (3/8”)	1,049	1,663	2,180	2,629	2,665
Veneer – square feet (3/8”)	262	215	231	225	239
Composite panels – square feet (3/4”)	121	802	1,229	1,234	1,162
Hardwood lumber – board feet	363	412	427	417	435

(1)   Reflects the divestiture of the company’s B.C. Coastal operations in May 2005, North American composite panel operations in July 2006, and the Domtar Transaction in March 2007.

(2)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

Wood Products Prices

Prices for wood products in 2007 declined from 2006. The following factors influence prices for wood products:

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

•

Proprietary-grade products and services can command higher prices. Our ability to differentiate our products and services from other manufacturers and create demand for them in the marketplace tends to generate higher prices.

Five-Year Summary of Selected Published Lumber Prices – $/MBF

Five-Year Summary of Selected Published Oriented Strand Board Prices – $/MSF

Five-Year Summary of Selected Published Plywood Prices ( 1/2” CDX) – $/MSF

WHERE WE’RE HEADED

Our strategies for achieving continued success vary by business.

•	During 2007, we delivered on our commitment to provide products and services to the residential construction market. Our strategies for continued success include:
–	delivering innovative home-building solutions to dealers so they can quickly and efficiently meet their customers’ needs;
–	leveraging technology to improve our processes and systems to provide our customers with performance-based proprietary products;
–	achieving operating excellence throughout the delivery chain; and
–	taking advantage of our size, scale, expertise, and breadth of products that make us unique in serving the residential structural-frame marketplace.
•

In our Hardwood and Industrial Products business our strategy is to meet the growing international demands of customers by aligning our global supply chain and strengthening our industrial wood products sales capability.

•	In all businesses within our Wood Products segment we continue to improve or remove underperforming and nonstrategic assets from our system and focus investments on strategic goals.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	9

CELLULOSE FIBERS

Our cellulose fibers (pulp) products are distributed through a global direct sales network, and liquid packaging products are sold directly to carton and food product packaging converters in North America and Asia. We also have a 50 percent interest in North Pacific Paper Corporation (NORPAC) – a joint venture with Nippon Paper Industries that produces newsprint and high brightness publication papers.

WHAT WE DO

•	We are one of the world’s largest softwood market pulp producers.
•	We provide cellulose fibers for targeted specialty markets, working closely with our customers to develop unique or specialized applications.
•	We manufacture liquid packaging board used primarily for the production of containers for liquid products.
•	Our joint venture, NORPAC, makes high-quality newsprint and high brightness publication papers. NORPAC activity is not included in the information that follows.

Cellulose Fibers Products

PRODUCTS	HOW THEY’RE USED
Pulp • Fluff pulp (Southern softwood kraft fiber) • Papergrade pulp (Southern and Northern softwood kraft fiber) • Specialty chemical cellulose pulp

•   Used in sanitary disposable products that require bulk, softness and absorbency

•   Used in products that include printing and writing papers and tissue

•   Used in textiles, absorbent products, specialty packaging, specialty applications and proprietary high-bulking fibers

Liquid packaging board	Converted into containers to hold liquid materials such as milk, juice and tea
Other products • Slush pulp • Wet lap pulp	Used in the manufacture of paper products

WHERE WE DO IT

We have four pulp mills in strategic locations in the southern part of the U.S. and one pulp mill in Canada. Our liquid packaging mill and our NORPAC joint venture newsprint manufacturing facility are located in Washington state.

Principal Manufacturing Locations

Broken out by major product, locations of our principal manufacturing facilities are:

•	Pulp
–	U.S. – Georgia, Mississippi, and North Carolina
–	Canada – Alberta
•	Liquid Packaging Board
–	U.S. – Washington

Summary of 2007 Cellulose Fibers Capacities

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,750	5
Liquid packaging board – tons	270	1

Five-Year Summary of Cellulose Fibers Production(1)(2)

PRODUCTION IN THOUSANDS
	2007	2006	2005	2004	2003
Pulp – air-dry metric tons	1,851	2,588	2,502	2,546	2,522
Liquid packaging board – tons	283	282	264	266	261
(1) Reflects Domtar Transaction in March 2007. (2) Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

HOW MUCH WE SELL

Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution, and for direct use. In 2007, our net sales were approximately $1.8 billion compared with $2.0 billion in 2006.

Five-Year Summary of Net Sales for Cellulose Fibers(1)(2)

NET SALES IN MILLIONS OF DOLLARS
	2007	2006	2005	2004	2003
Pulp	$1,478	$1,657	$1,482	$1,471	$1,275
Liquid packaging board	247	229	203	208	198
Other products	107	70	51	43	15
Total	$1,832	$1,956	$1,736	$1,722	$1,488
(1) Reflects Domtar Transaction in March 2007. (2) Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

Five-Year Trend for Total Net Sales in Cellulose Fibers(1)(2)

Percentage of 2007 Net Sales in Cellulose Fibers

Pulp Volumes

Our sales volume of cellulose fiber products in 2007 was 2.1 million tons – a decrease of 21 percent compared with 2006 due to the divesture of five production facilities during the year. Factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product; and
•	demand for paper production and diapers.

Five-Year Summary of Sales Volume for Cellulose Fibers(1)(2)

SALES VOLUMES IN THOUSANDS
	2007	2006	2005	2004	2003
Pulp – air-dry metric tons	2,070	2,621	2,502	2,558	2,414
Liquid packaging board – tons	286	275	258	276	256
(1) Reflects the Domtar Transaction in March 2007. (2) Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

Pulp Prices

Our pulp prices in 2007 increased compared with 2006 due to:

•	the relative weakness of the U.S. dollar;
•	level of demand; and
•	the world economic environment.

Five-Year Summary of Selected Published Pulp Prices – $/TON

WHERE WE’RE HEADED

Our strategies for achieving continued success include:

•	focusing our Cellulose Fibers businesses on value-added pulp products;
•

focusing research and development resources on new ways to expand and improve the range of applications for cellulose fiber, including chemically modified fibers to enhance performance and on new product opportunities for liquid packaging and newsprint;

•	providing our customers with access to our technical expertise;
•	improving our cost-competitiveness through operational excellence and noncapital solutions; and
•	focusing capital investments on new and improved product capabilities and cost-reduction opportunities.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	11

FINE PAPER

On March 7, 2007, the company’s fine paper operations and related assets were divested in the Domtar Transaction. As a result, the 52 week period ended December 30, 2007, includes nine weeks of fine paper operations. Subsequent to the first quarter of 2007, we no longer have results of operations for the Fine Paper segment.

Five-Year Summary of Net Sales for Fine Paper(1)

NET SALES IN MILLIONS OF DOLLARS
	2007	2006	2005	2004	2003
Paper	$432	$2,470	$2,417	$2,226	$2,182
Coated groundwood	26	171	180	156	140
Other products(2)	1	4	3	11	41
Total	$459	$2,645	$2,600	$2,393	$2,363

(1)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005. 2007 includes nine weeks of operations prior to the divesture of the Fine Paper business.

(2)   Other products for 2003 includes pulp sales from integrated mills (mills with both pulp and paper production). Subsequent to 2003, pulp sales from integrated mills are recorded in the Cellulose Fibers segment.

Five-Year Summary of Sales Volume for Fine Paper(1)

SALES VOLUMES IN THOUSANDS
	2007	2006	2005	2004	2003
Paper – tons(2)	461	2,749	2,996	2,876	2,822
Coated groundwood – tons	38	234	232	243	234
Paper converting – tons	318	1,932	1,964	1,839	1,847

(1)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005. 2007 includes nine weeks of operations prior to the divesture of the Fine Paper business.

(2)   Paper sales include unprocessed rolls and converted paper volumes.

Five-Year Summary of Fine Paper Production(1)

PRODUCTION IN THOUSANDS
	2007	2006	2005	2004	2003
Paper – tons(2)	444	2,796	3,060	3,006	2,833
Coated groundwood – tons	43	230	234	240	239
Paper converting – tons	318	1,931	1,950	1,838	1,785

(1)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005. 2007 includes nine weeks of operations prior to the divesture of the Fine Paper business.

(2)   Paper production includes unprocessed rolls and converted paper volumes.

CONTAINERBOARD, PACKAGING AND RECYCLING

Our Containerboard, Packaging and Recycling business segment manufactures a wide range of packaging products and services. We also operate an extensive wastepaper collection system through which we collect and broker recovered paper (recycled fiber) to company mills and worldwide customers.

WHAT WE DO

We use a vertically integrated, full fiber-cycle strategy in delivering packaging products and services. This means that we:

•	produce the material – linerboard and medium – used to manufacture boxes and other packaging;
•	manufacture boxes and other packaging; and
•	recycle used packaging and paper in combination with other resource material to create new linerboard and medium.

We participate in the fresh produce markets and, as a result, a portion of our business is seasonal.

Containerboard, Packaging and Recycling Products

PRODUCTS	HOW THEY’RE USED
Containerboard • Linerboard • Medium • White top linerboard • Kraft bag paper	Used to produce corrugated packaging and Kraft bags and sacks
Packaging • Boxes, • Tri-Wall™ • Laminated bins • Sheets	Corrugated packaging for the transport of products and a wide variety of other uses
Recycling • Used corrugated containers • Used office paper • Other recyclable materials	Used in the manufacture of paper and other products
Kraft bags and sacks	Sacks used for groceries in retail, bags used for fast food
Other products • SpaceKraft™ and bulk packaging • Inks and plates • Retail centers • Preprinted linerboard

•  Used primarily to transport high density products such as liquids, chemicals and bulk foods

•  Printing for corrugated packaging

•  Design and project services for display, point-of-purchase and retail needs

•  Used to produce enhanced graphics packaging

WHERE WE DO IT

Our plants and facilities are located throughout the U.S. and Mexico near major customer locations and our products are sold globally. Our operations include 106 manufacturing facilities and 10 specialty packaging plants. Information about the locations, capacities and actual production of our manufacturing facilities is included below.

Principal Manufacturing Locations

Broken out by major products, locations of our principal manufacturing facilities are:

•	Containerboard
–	U.S. – Alabama, California, Iowa, Kentucky, Louisiana, Oklahoma and Oregon
–	Mexico – Xalapa
•	Packaging
–	U.S. – Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and Wisconsin
–	Mexico – Ixtac, Mexico City, Monterrey and Silao,
•	Specialty Packaging
–	U.S. – California, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio and Oregon
•	Recycling
–	U.S. – Arizona, California, Colorado, Illinois, Iowa, Kansas, Maryland, Minnesota, Nebraska, North Carolina, Oregon, Tennessee, Texas, Utah, Virginia and Washington
•	Kraft Bags and Sacks
–	U.S. – California, North Carolina, Oregon and Texas

Summary of 2007 Containerboard, Packaging and Recycling Capacities

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Containerboard – tons	6,300	9
Packaging – MSF	100,700	74
Recycling – tons	N/A	19
Kraft bags and sacks – tons	199	4

Five-year Summary of Containerboard, Packaging and Recycling Production(1)

PRODUCTION IN THOUSANDS
	2007	2006	2005	2004	2003
Containerboard –tons(2)	6,106	6,260	6,268	6,291	6,003
Packaging – MSF(3)	77,221	79,851	78,089	77,822	77,830
Recycling – tons(4)	6,655	6,829	6,743	6,718	6,216
Kraft bags and sacks – tons	93	82	88	94	98

(1)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

(2)   Containerboard production represents machine production and includes volumes that are further processed into packaging and kraft bags and sacks by company facilities.

(3)   Packaging production capacity is based on corrugator production.

(4)   Recycling production includes volumes processed in Weyerhaeuser recycling facilities that are consumed by company facilities and brokered volumes.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	13

HOW MUCH WE SELL

Our capability, expertise and performance have made us one of the world’s largest developers, producers and suppliers of packaging products and services. In 2007, our net sales were $5.2 billion compared with $4.9 billion in 2006.

Five-Year Summary of Net Sales for Containerboard, Packaging and Recycling(1)

NET SALES IN MILLIONS OF DOLLARS
	2007	2006	2005	2004	2003
Containerboard	$457	$377	$395	$368	$304
Packaging	4,019	3,931	3,710	3,584	3,544
Recycling	413	345	352	347	247
Kraft bags and sacks	96	88	83	80	80
Other products	183	171	167	156	147
Total	$5,168	$4,912	$4,707	$4,535	$4,322
(1) Fiscal year 2006 includes 53 weeks of operations compared to 52 weeks in fiscal years 2003 through 2005 and 2007.

Five-Year Trend for Total Net Sales in Containerboard, Packaging and Recycling(1)

Percentage Breakdown of 2007 Net Sales in Containerboard, Packaging and Recycling

Containerboard, Packaging and Recycling Volumes

We are the second-largest producer of corrugated packaging products in North America.

•	We produce approximately 6.1 million short tons of containerboard per year, and we convert the majority to packaging in our manufacturing facilities.
•	Our manufacturing facilities can produce 101 billion square feet of corrugated packaging annually.
•	Our recycling operation annually collects nearly 6.7 million tons of used corrugated boxes and paper, and we consume a majority in our manufacturing operations.

Factors that affect sales volumes of containerboard, packaging and recycling products and services include:

•	the level of industrial activity in North America;
•	growth in retail segments and markets, which is affected by changes in consumer spending;
•	the level of production of durable and nondurable goods, including fresh produce, fresh protein and processed foods;
•	growth in demand for high-performance containerboard and packaging in industrial countries; and
•	growth in demand for high-quality recovered fiber – particularly in China – for use in the manufacture of paper and containerboard.

Our volume of containerboard sales increased in 2007 as a result of a rise in export sales, compensating for the decline in packaging volume. Our packaging sales declined in 2007 because of the closure of eight plants and the sale of two others in 2006 and due to the effect of cold weather and E. coli on produce markets during the first quarter of 2007. Our sales volume in the kraft bag market increased in 2007 as the start-up of a new facility in the second quarter of 2007 more than offset the closure of another bag plant in 2006.

Five-Year Summary of Sales Volume for Containerboard, Packaging and Recycling(1)

SALES VOLUMES IN THOUSANDS
	2007	2006	2005	2004	2003
Containerboard – tons	957	856	1,046	1,001	890
Packaging – MSF	73,572	74,867	73,631	72,885	72,741
Recycling – tons	2,580	2,875	2,728	2,694	2,290
Kraft bags and sacks – tons	99	89	89	95	100
(1) Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2002 through 2005 and 2007.

Containerboard, Packaging and Recycling Prices

The factors that affect selling prices for our containerboard, packaging and recycling products and services vary.

•

Containerboard and recycled fiber prices reflect the relative level of supply and demand for these materials in local and international markets. Supply is affected by capacity in the industry and demand is a direct result of economic activity.

•	Packaging prices are negotiated between buyers and sellers, as each box is generally designed to meet a particular customer’s need.
•	Packaging prices are also affected by supply and demand dynamics as well as changes in prices for paper and other production raw materials.

Five-year Summary of Selected Published Containerboard, Packaging and Recycling Prices – $/TON

WHERE WE’RE HEADED

During 2007, this segment continued to refine its business model implemented in 2006: shifting from a plant-focused management model to a customer-focused, integrated supply-chain model. Our strategies for achieving continued success include:

•	optimizing and aligning the business’ supply chain from a customer-back perspective;
•

developing and producing innovative, cost-effective solutions to meet our customers’ needs for packaging that both protects their products through the distribution channel and communicates to the people who buy these products;

•	aligning our asset base to meet customer needs; and
•	targeting market segments, and customers within those segments, that will increase margins and enable the business to earn the cost of capital.

Our research and development activity in this segment is focused in two primary areas; recyclable products that would replace waxed corrugated package products, and radio-frequency identification (RFID) for corrugated packages. We are commercializing our line of recyclable wax-replacement products called Clima Series™ and have demonstrated success in applying RFID tags to corrugated boxes.

The proposed banning of plastic grocery bags in several major municipalities offers the potential to further expand the kraft bag market.

Strategic Review

On May 4, 2007 we announced that our board of directors had authorized a process to consider a broad range of strategic alternatives for our Containerboard, Packaging and Recycling business. Alternatives range from continuing to hold and operate the assets to a possible sale or business combination. As of the date of this filing, this strategic review is ongoing.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	15

REAL ESTATE

Our Real Estate business segment includes our wholly-owned subsidiary, Weyerhaeuser Real Estate Company (WRECO), and other real estate-related activities. WRECO’s operations are concentrated in select, high-growth metropolitan areas in the U.S.

WHAT WE DO

The Real Estate segment is focused on:

•	constructing single-family housing;
•	developing residential lots for our use and for sale; and
•	making residential real estate investments with institutional investors.

Real Estate Products and Activities

PRODUCTS	HOW THEY’RE USED
Single-family housing	Residential living
Land development	Residential lots and land for construction and sale, master planned communities
Other	Residential homebuilding related investments

WHERE WE DO IT

Our operations are concentrated in the U.S., including select, metropolitan areas:

•	Single-Family Housing and Land Development
–	Arizona, California, Maryland, Nevada, Oregon, Texas, Virginia and Washington
•	Real Estate Investment Management Offices
–	Arizona, California, Colorado, Illinois, Nevada, Virginia and Washington

HOW MUCH WE SELL

We are one of the top 20 homebuilding companies in the U.S. as measured by annual single-family home closings.

Our revenues decreased from $3.3 billion in 2006 to $2.4 billion in 2007, primarily due to a 24 percent decline in single-family closings. The decline is the result of a general housing-market downturn, caused by excess supply and slow demand. This was worsened by the changing mortgage market which resulted in tightened credit standards.

The following factors affect revenues from our Real Estate business segment:

•	Market prices of the homes that we construct for sale may vary.
•	The product mix and geographic mix of sales vary based on the following:
–	We build in a variety of geographic locations. Market conditions vary by geography which affects total revenues.

–	We provide homes at a range of price points to meet our target customers’ needs, from entry-level products in Washington to ocean view homes in Southern California and waterfront homes in Maryland. The mix of these sales affects total revenues.
–	We build both traditional single-family, detached homes and attached products such as town homes and condominiums. The mix of price points at which these products sell creates variability in our revenue from period to period.
•

Land and lot sales are a component of our master-planned development activities. These sales do not occur evenly from year to year, but average approximately 5 percent to 15 percent of total Real Estate revenues annually.

•	From time to time, we sell apartment buildings that we have constructed.

Five-Year Summary of Revenue for Real Estate(1)(2)

REVENUE IN MILLIONS OF DOLLARS
	2007	2006	2005	2004	2003
Single-family housing	$2,079	$2,951	$2,686	$2,193	$1,730
Land development	$213	$310	$202	$284	$237
Other	$67	$74	$27	$18	$62
Total	$2,359	$3,335	$2,915	$2,495	$2,029
(1) Reflects the acquisition of Maracay Homes in February 2006. (2) Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

Five-Year Trend for Total Net Sales in Real Estate(1)(2)

Percentage Breakdown of 2007 Net Sales in Real Estate

Five-Year Summary of Single-Family Unit Statistics(1)(2)

SINGLE-FAMILY UNIT STATISTICS
	2007	2006	2005	2004	2003
Homes sold	4,152	4,541	5,685	5,375	5,005
Homes closed	4,427	5,836	5,647	5,264	4,626
Homes sold but not closed	1,224	1,499	2,410	2,372	2,261
Single-family gross margin (%)	15.4%	26.5%	32.8%	29.7%	25.7%
(1) Reflects the acquisition of Maracay Homes in February 2006. (2) Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

WHERE WE’RE HEADED

Our strategies for achieving continued success include:

•	delivering quality homes to satisfied customers – a principle we measure through “willingness to refer” rates from surveys of every homebuyer;
•	focusing on new market areas where demand for new single-family housing and master-planned communities is high;
•	creating different and distinct value propositions that target a specific market niche in each of our chosen geographies;
•	expanding into adjacent markets where our local value propositions fit;
•	replicating best practices developed in each geographic area; and
•	leveraging our size to improve supply agreements, and attract and retain a highly-talented workforce.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	17

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	our international operations, which include distribution and converting facilities located outside North America;
•	governance related corporate support activities and company wide initiatives such as major system and infrastructure deployments; and
•	transportation operations including Westwood Shipping Lines and five short line railroads.

We may also record one time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

WHAT WE DO

International operations in this segment generally are conducted by wholly owned subsidiaries or joint ventures for which we are the managing partner. Our international assets consist principally of forest plantations, forest licenses and converting assets.

Our transportation operations provide services to our manufacturing operations and to third parties.

WHERE WE DO IT

Our international operations are primarily located in Australia, Uruguay and Brazil. As part of our strategic restructuring of our international holdings, we took the following actions in our international operations during the last three years, we:

•	sold our French composite panels operations – Dec. 2005;
•	sold our Irish composite panels operation – Nov. 2006,
•	restructured our investment in our Uruguay joint ventures in preparation for a partitioning of the assets to the joint venture owners – June 2007; and
•	sold our investment in our New Zealand joint venture, Nelson Forests – Oct. 2007.

See Note 7: Equity Affiliates in Notes to Consolidated Financial Statements for more information related to our joint ventures.

Our transportation operations include our marine operations that operate between North America and Asia and our railroad operations located in the western and southern U.S.

HOW MUCH WE SELL

Sales and revenues for our Corporate and Other segment comes primarily from our international operations and marine transportation. In 2007, our net sales were $444 million compared with $484 million in 2006. The decline in revenues is primarily due to the sale of the Irish composite panel operation in November 2006.

Factors that affect revenues in our international operations include:

•	overall demand for wood products used in residential construction and remodeling of existing homes in Australia, Europe and Japan; and
•	environmental concerns, particularly in Europe, related to endangered tropical hardwoods, which increases demand for the type of sustainable plantation wood we grow in South America.

Factors that affect revenues in our transportation operations include:

•	international trade levels between North America and its trading partners in Asia;
•	the profile of our competition within our shipping lanes; and
•	overall demand for wood and packaging products.

Five-Year Summary of Revenue for Corporate and Other(1)(2)

REVENUE IN MILLIONS OF DOLLARS
	2007	2006	2005	2004	2003
International wood products	$218	$283	$389	$381	$319
Transportation	223	198	203	194	173
Other	3	3	8	—	—
Total	$444	$484	$600	$575	$492

(1)   Reflects the divestiture of our French composite panels operations in December 2005 and our Irish composite panels operation in November 2006.

(2)   Fiscal year 2006 includes 53 weeks of operations compared with 52 weeks in fiscal years 2003 through 2005 and 2007.

Five-Year Trend for Total Net Sales in Corporate and Other(1)(2)

WHERE WE’RE HEADED

Our strategies for achieving continued success in our international operations include:

•	establishing a position as one of the largest, lowest-cost, global softwood and hardwood timber growers; and
•	producing plantation hardwood and softwood raw materials and finished products for structural and appearance uses in the global marketplace.

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS

Growing and harvesting timber is subject to numerous laws and regulations to protect the environment, nontimber resources such as wildlife and water, and other social values. Changes in those laws and regulations can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.

ENDANGERED SPECIES PROTECTIONS

In the U.S., a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws. Some of these listed species include the northern spotted owl, the marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest and the red-cockaded woodpecker, gopher tortoise and American burying beetle in the Southeast. Additional species or populations may be listed as a result of pending or future citizen petitions or may be initiated by federal or state agencies.

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

REGULATIONS AFFECTING FORESTRY PRACTICES

In the U.S., regulations established by the federal, state and local governments or agencies to protect water quality and wetlands could affect our future harvests and forest management practices on some of our timberlands. Forest practice acts in some states in the U.S. increasingly affect present or future harvest and forest management activities. For example, in some states, these acts limit the size of clearcuts, require some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulate construction and maintenance of forest roads, require reforestation following timber harvest and contain procedures for state agencies to review and approve proposed forest practice activities. Some states and local governments regulate certain forest practices through various permit programs. Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic hab-itats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats or achieve other public policy objectives.

FOREST CERTIFICATION STANDARDS

We operate in the U.S. under the Sustainable Forestry Initiative®. This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. The Sustainable Forestry Initiative® is an independent standard, overseen by a governing board consisting of conservation organizations, academia, the forest industry, and large and small forest landowners. Compliance with the Sustainable Forestry Initiative® may result in some increases in our operating costs and curtailment of our timber harvests in some areas.

WHAT THESE REGULATIONS AND CERTIFICATION PROGRAMS MEAN TO US

The regulatory and nonregulatory forest management programs described above have increased our operating costs, resulted in changes in the value of timber and logs from our timberlands, and contributed to increases in the prices paid for wood products and wood chips during periods of high demand. These kinds of programs also can make it more difficult for us to respond to rapid changes in markets, extreme weather or other unexpected circumstances. One additional effect may be further reductions in the usage of or substitution of other products for lumber and plywood. We believe that these kinds of programs have not had, and in 2008 will not have, a significant effect on the total harvest of timber in the U.S. or any major U.S. region. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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

Weyerhaeuser Company 2007 Annual Report and Form 10-K	19

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

CANADIAN ABORIGINAL RIGHTS

Many of the Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada in the British Columbia province. Most of British Columbia (B.C.) is not covered by treaties and as a result the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of B.C. and Canada. Final or interim resolution of claims brought by aboriginal groups is expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2008, although they may have such an effect in the future.

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

It is difficult to isolate the environmental component of most manufacturing capital projects, but we estimate that our capital expenditures for environmental compliance were approximately $14 million in 2007 (approximately 2 percent of total capital expenditures, excluding acquisitions and Real Estate). Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect that capital expenditures for environmental compliance will be approximately $24 million in 2008 (approximately 4 percent of expected total capital expenditures, excluding acquisitions and Real Estate).

ENVIRONMENTAL CLEANUP

We are involved in the environmental investigation or remediation of numerous sites, which we presently own or formerly owned. Of these sites, we may have the sole obligation to remediate or may share that obligation with one or more parties. In some instances several parties have joint and several obligations to remediate. Some sites are Superfund sites where we have been named as a potentially responsible party. Our liability with respect to these various sites ranges from insignificant to substantial. The amount of liability depends on the quantity, toxicity and nature of materials at the site and depends on the number and economic viability of the other responsible parties.

We spent approximately $10 million in 2007 and expect to spend approximately $10 million in 2008 on environmental remediation of these sites. It is our policy to accrue for environmental remediation costs when we determine it is probable that such an obligation exists and can reasonably estimate the amount of the obligation. We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $27 million. The excess amounts required may be insignificant or could range, in the aggregate, up to approximately $37 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.

The United States Environmental Protection Agency (U.S. EPA) has promulgated regulations for air emissions from pulp and paper manufacturing facilities. These regulations cover hazardous air pollutants that require use of maximum achievable control technology (MACT) and controls for pollutants that contribute to smog and haze. Due to a recent D.C. Circuit Court decision, the U.S. EPA MACT standards for air emissions from industrial boilers and certain wood products emissions units were vacated. The U.S. EPA must promulgate new MACT standards for these sources. We anticipate that we might spend as much as $20 million over the next few years to comply with the MACT standards. We cannot currently quantify the amount of capital we will need in the future to comply with new regulations being developed by the U.S. EPA or Canadian environmental

20

\

agencies because final rules have not been promulgated. However, at this time we anticipate that compliance with the new regulations will not result in capital expenditures in any year that are material in relation to our annual capital expenditures.

We recently adopted a goal of reducing greenhouse gas (GHG) emissions by 40 percent by 2020 compared with our emissions in 2000, assuming a comparable portfolio and regulations. We intend to achieve this goal by increasing energy efficiency and by using systems that enable substitution of greenhouse gas-neutral, biomass fuels for high-priced fossil fuels. As each of our power and recovery boilers reaches its design life span over the next 14 years, we may replace the boiler with a state-of-the-art system. During 2007, we completed the divestment of our fine paper operations and related assets in the Domtar Transaction. The transaction removed several high greenhouse gas-emitting operations from the company’s portfolio of manufacturing. In accord with generally accepted, voluntary GHG accounting standards, we adjusted our baseline year 2000 values and subsequent year greenhouse gas inventory values to reflect these changes. We continue with our planned replacements of recovery and power boiler units in accord with our budgeted capital expenditure programs. These replacements will allow an increase in the amount of energy obtained from the biomass byproducts created in the pulping process. We also anticipate being able to reduce the purchase of electric power by up to 50 percent through improvements in energy efficiency and by increasing the use of combined heat and power technology.

In April 2007, the U.S. Supreme Court ruled that greenhouse gases are pollutants that can be subject to regulation under the U.S. Clean Air Act. As a result of this ruling, the U.S. EPA may regulate greenhouse gas emissions. Some U.S. state governments also have released policy proposals that indicate they may regulate GHG emissions in the future.

It is not yet known when and to what extent these U.S. federal and state policy activities may come into force or how any future federal and state greenhouse gas regulatory programs may relate to each other. A multistate and federal greenhouse gas emissions reduction trading system may be put in place in the future with potentially significant implications for U.S. businesses. We believe these measures have not had, and in 2008 will not have, a significant effect on Weyerhaeuser’s U.S. operations although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA

We also are actively participating in negotiations between the Forest Products Association of Canada and Natural Resources Canada to define industry obligations for complying with Canada’s national plan for reducing greenhouse gas emissions over the next several years. During 2007, we continued our work with international, national and regional policy makers in their efforts to develop technically sound and economically viable policies, practices and procedures for measuring, reporting and managing greenhouse gas emissions.

In April 2007, the Canadian federal government proposed a regulatory framework for air emissions that adopts some aspects of the Kyoto Protocol. The federal framework calls for mandatory reductions in greenhouse gas emissions for heavy industrial emissions producers, among other measures, to be put in place by 2010. Canadian provincial governments also are working on emissions-reduction strategies. It is not yet known what strategies or requirements will come into force or how any provincial and federal plans that may be put into place will relate to each other. A Canadian emissions trading system may be put in place in the future with potentially significant implications for Canadian businesses. We believe these measures have not had, and in 2008 will not have, a significant effect on Weyerhaeuser’s Canadian operations although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

Weyerhaeuser Company 2007 Annual Report and Form 10-K	21

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements according to the Private Securities Litigation Reform Act of 1995. These statements:

•	use forward-looking terminology;
•	are based on various assumptions we make; and
•	may not be accurate because of risks and uncertainties surrounding the assumptions that we make.

Factors listed in this section – as well as other factors not included – may cause our actual results to differ from our forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. If any of the events occurs, there is no guarantee what effect it will have on our operations or financial condition.

We will not update our forward-looking statements after the date of this report.

FORWARD-LOOKING TERMINOLOGY

Some forward-looking statements discuss our plans, strategies and intentions. They use words such as expects, may, will, believes, should, approximately, anticipates, estimates, and plans. In addition, these words may use the positive or negative or a variation of those terms.

STATEMENTS

We make forward-looking statements of our expectations regarding:

•	our markets in the first quarter of 2008;
•	earnings and performance of our business segments during the first quarter of 2008;
•	demand and pricing for our products during the first quarter of 2008;
•	lower timber fee harvest volumes and higher costs in the west as well as fewer sales of nonstrategic timberlands during the first quarter of 2008;
•	losses from operations in Wood Products as a result of continuing poor market conditions;
•	increases in manufacturing costs in Cellulose Fibers businesses due to scheduled annual maintenance outages;
•	decline of packaging shipments;
•	increases in prices for OCC and wood chips;
•	reduced land sales in the first quarter of 2008;
•	higher energy costs;
•	effect of capital expenditures on our operations;
•	results of execution of our business strategies; and
•	new home sales and closings.

In addition, we also base our forward-looking statements on the expected effect of:

•	foreign exchange rates, primarily Canadian and the euro;
•	adverse litigation outcomes and the adequacy of reserves;
•	regulations;
•	changes in accounting principles;
•	contributions to pension plans;
•	projected benefit payments;
•	projected tax rates;
•	loss of tax credits; and
•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;
•	market demand for our products, which is related to the strength of the various U.S. business segments;
•	energy prices;
•	raw material prices;
•	chemical prices;
•	performance of our manufacturing operations including unexpected maintenance requirements;
•	successful execution of our internal performance plans and cost reduction initiatives;
•	level of competition from domestic and foreign producers;
•	forestry, land use, environmental and other governmental regulations;
•	weather;
•	loss from fires, floods, windstorms, pest infestations and other natural disasters;
•	transportation costs;
•	legal proceedings;
•	performance of pension fund investments and derivatives;
•	changes in accounting principles;
•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation; and
•	the other factors described under “Risk Factors.”

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan;
•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and the Canadian dollar; and
•	restrictions on international trade or tariffs imposed on imports.

RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition and our results of operations and the trading price of our common stock.

You should consider the following risk factors, in addition to the other information presented in this report and the matters described in “Forward-Looking Statements,” as well as the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business, and an investment in our securities.

The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business.

RISKS RELATED TO OUR INDUSTRIES AND BUSINESS

CYCLICAL INDUSTRIES

The industries in which we operate are highly cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes.

Our businesses are highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates and mortgage interest rates have created cyclical changes in prices, sales volume and margins for our products. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions and levels of industry capacity.

Many of our products are commodities that are widely available from other producers. Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the products we manufacture and distribute, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, and local economic conditions, and competition from substitute products.

Changes in the following are some of the factors that may adversely affect our businesses and the results of operations:

•	industrial, nondurable goods production;
•	consumer spending;
•	employment levels;
•	job growth;
•	population growth;
•	new home construction and repair and remodeling activity;
•	consumer confidence;
•	interest rates; and
•	currency exchange rates.

Industry supply of logs, pulp, paper, packaging and wood products also is subject to fluctuation, as changing industry conditions may cause producers to idle or permanently close individual machines or entire mills or to decrease harvesting levels. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers choose to continue to operate at a loss, which could prolong weak prices due to oversupply. Oversupply also may result from producers introducing new capacity or increasing harvest levels in response to favorable short-term pricing trends.

Industry supply of pulp, paper and containerboard also are influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the levels of imports in recent years, imports of pulp, paper and containerboard from overseas may increase, resulting in lower prices.

Prices for our products are affected by many factors outside of our control, and we will have little influence over the timing and extent of price changes, which often are volatile. Because market conditions beyond our control determine the prices for our commodity products, the price for any one or more of these products may fall below our cash production costs, requiring us either to incur cash losses on product sales or cease production at one or more of our manufacturing facilities or curtail harvest levels. Our profitability with respect to these products depends on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control, as described below. If the prices of or demand for our products declines, if our raw material or energy costs increase, or both, our sales and profitability could be materially and adversely affected.

SUBSTITUTION

Some of our products are vulnerable to declines in demand due to competing technologies or materials.

Our products may compete with nonfiber-based alternatives or with alternative products in certain market segments. For example, plastic packaging may be used as an alternative to our corrugated packaging business products; and plastic, wood/plastic or composite materials may be used by builders as alternatives to the products produced by our wood products businesses such as lumber, veneer, plywood and oriented strand. Changes in prices for oil, chemicals and wood-based

Weyerhaeuser Company 2007 Annual Report and Form 10-K	23

fiber can change the competitive position of our products relative to available alternatives and could increase substitution of those products for our products. As the use of these alternatives grows, demand for our products may further decline.

CHANGES IN PRODUCT MIX OR PRICING

Our results of operation and financial condition could be materially adversely affected by changes in product mix or pricing.

Our results may be affected by a change in our sales mix. Our outlook assumes a certain volume and product mix of sales. If actual results vary from this projected volume and product mix of sales, our operations and our results could be negatively affected. Our outlook also assumes we will be successful in implementing previously announced price increases as well as future price increases. Delays in acceptance of price increases could negatively affect our results. Moreover, price discounting, if required to maintain our competitive position, could result in lower than anticipated price realizations.

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

We rely heavily on certain raw materials (principally wood fiber and chemicals) and energy sources (principally natural gas, electricity, coal and fuel oil) in our manufacturing processes. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through hedging arrangements, price increases, productivity improvements, or cost-reduction programs.

TRANSPORTATION

We depend on third parties for transportation services and increases in costs and the availability of transportation could materially adversely affect our business and operations.

Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture and/or distribute as well as delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated.

If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value—or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost.

Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial condition and results of operation.

In addition, an increase in transportation rates or fuel surcharges could materially adversely affect our sales and profitability.

MATERIAL DISRUPTION OF MANUFACTURING

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operation and financial condition.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	an equipment failure;
•	a chemical spill or release;
•	explosion of a boiler;

•	the effect of a drought or reduced rainfall on its water supply;
•	labor difficulties;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;
•	terrorism or threats of terrorism;
•	governmental regulations; and
•	other operational problems.

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

Capital expenditures for expansion or replacement of existing facilities or equipment may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various production processes will not need to be repaired or replaced and major equipment may need to be replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In particular, the pulp and paper industry in the U.S. is subject to Cluster Rules and Boiler Maximum Achievable Control Technology Rules that further regulate effluent and air emissions. These laws and regulations will require us to obtain authorizations from and comply with the authorization requirements of the appropriate governmental authorities, which have considerable discretion over the terms and timing of permits.

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

As the owner and operator of real estate, we may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations. The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our sites or third-party sites may result in significant additional costs. Any material liability we incur could adversely affect our financial condition or preclude us from making capital expenditures that otherwise would benefit our business.

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or the interpretation of these laws or regulations, might require significant expenditures.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	25

LE GAL PROCEEDINGS

We are a party to a number of legal proceedings, and adverse judgments in certain legal proceedings could have a material adverse effect on our financial condition.

The costs and other effects of pending litigation against us and related insurance recoveries cannot be determined with certainty. Although the disclosure in “Legal Proceedings” and Note 16 of “Notes to Consolidated Financial Statements” contains management’s current views, when possible, of the effect such litigation will have on our financial results, there can be no assurance that the outcome of such proceedings will be as expected.

For example, in 1999, the Equity Committee in the Paragon Trade Brands Inc. bankruptcy proceeding sued us for breach of warranties in agreements between us and Paragon relating to Paragon’s initial public stock offering. The bankruptcy court held us liable for breaches of warranty and imposed damages of approximately $470 million. The U.S. District Court overturned the decision and directed the Bankruptcy Court to enter judgment in favor of the Company, but the litigation claims representative has appealed the decision to the 11th Circuit Court of Appeals. We believe that we will prevail on the appeal and we have not established a reserve for this litigation because we believe that the requirements for establishing a reserve under Statement of Financial Accounting Standards No. 5, [Accounting for Contingencies] (Statement 5) have not been met. However, it is possible in the future that there could be a charge for all or a portion of any damage award.

There also have been several lawsuits filed against us alleging that we violated U.S. antitrust laws. Several lawsuits have been filed since 2000 in U.S. District Court in Oregon alleging we had monopoly power or attempted to gain monopoly power for alder logs and finished alder lumber in the Pacific Northwest market (the Alder Cases). In 2006, a series of lawsuits against us and other manufacturers of oriented strand board (OSB) were consolidated into one case in the U.S. District Court in Pennsylvania on behalf of purchasers of OSB. The lawsuit alleges that the manufacturers conspired to fix and raise OSB prices and caused the purchasers of OSB to pay artificially inflated prices. In the event liability is found in an antitrust case, the damages proved at trial are trebled. Jury verdicts and damages imposed against us in two of the Alder Cases were vacated as a result of a ruling by the U.S. Supreme Court in our favor in one of the Alder Cases and we have settled three of these cases, but one case is still pending. In the OSB case, the U.S. District Court has issued a number of rulings approving class action status for various classes of direct and indirect purchasers for the period June 2002 through February 2006. We have not established a reserve for any of these cases and intend to contest these cases vigorously. We are not able to estimate the amount of charges, if any, that may be required in the future.

It is possible that there could be adverse judgments against us in some or all of these cases and that we could be required to take a charge for all or a portion of any damage award. Any such charge could materially and adversely affect our results of operations for the quarter or year in which we record it.

CURRENCY EXCHANGE RATES

We will be affected by changes in currency exchange rates.

We have manufacturing operations in Canada, Mexico, Australia, Uruguay and Brazil, and we are also a large exporter and, as a result, are affected by changes in currency exchange rates, particularly the value of the U.S. dollar relative to the euro and the Canadian dollar.

EXPORT TAXES

We may be required to pay significant export taxes or countervailing and anti-dumping duties for exported products.

We may experience reduced revenues and margins on some of our businesses as a result of export taxes or countervailing and anti-dumping duty applications. For example, in 2001, a group of companies filed petitions with the U.S. Department of Commerce and the International Trade Commission claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports into the U.S. from Canada were being sold in U.S. markets at less than their fair value. We have softwood lumber facilities in Canada that export lumber into the U.S. We paid a total of $370 million in deposits for countervailing duty and anti-dumping tariffs from 2002 through 2006 related to those lumber exports. The U.S. and Canadian governments reached a settlement of the dispute in 2006. As a result of the settlement, we received a refund of $344 million in the fourth quarter of 2006. However, our Canadian softwood lumber facilities will have to pay an export tax when the price of lumber is at or below a threshold price. The export tax could be as high as 22.5 percent if a province exceeds its total allotted export share. Similar types of actions have been initiated from time to time against us and other U.S. producers of products such as paper, corrugated containerboard sheets or lumber by countries such as China, Korea and Mexico. It is possible that countervailing duty and antidumping tariffs, or similar types of tariffs could be imposed on us in the future. We may experience reduced revenues and margins in any business that is subject to such tariffs or to the terms of the settlements of such international disputes. These tariffs or settlement terms could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets.

CHANGES IN CREDIT RATINGS

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry, and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating, or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing and have an adverse effect on the market price of our securities.

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

In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in the forest products industry that often has been unrelated to the operating performance of particular companies.

Some companies that have had volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and would divert management’s attention and resources.

RISKS RELATED TO THE DOMTAR TRANSACTION

On March 7, 2007, we completed a transaction combining our fine paper business and related assets with Domtar Inc., a Canadian corporation, to form a new company, Domtar Corporation (Domtar). The transaction was structured in a manner that was tax-free to us and our shareholders. In connection with the transaction, we entered into a tax-sharing agreement with Domtar that requires Domtar, its subsidiaries and its affiliates, for a two-year period following closing of the transaction to avoid taking certain actions that might adversely affect the tax-free status of the transaction. To the extent that the tax-free status of the transaction is lost because of actions taken by Domtar, Domtar is generally required to indemnify us for any resulting tax-related losses incurred by us or our shareholders. In the event that conduct by Domtar affects the tax-free status of the transaction and Domtar is unable to meet its obligation to indemnify us and our shareholders, Weyerhaeuser and its shareholders could incur significant tax obligations.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	27

UNRESOLVED STAFF COMMENTS

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

PROPERTIES

Details about our facilities, production capacities and locations is found in the Our Business — What We Do section of this report.

•	For details about our Timberlands properties, go to Our Business / What We Do / Timberlands / Where We Do It
•	For details about our Wood Products properties, go to Our Business / What We Do / Wood Products / Where We Do It
•	For details about our Cellulose Fibers properties, go to Our Business / What We Do / Cellulose Fibers / Where We Do It
•	For details about our Containerboard, Packaging and Recycling properties, go to Our Business / What We Do / Containerboard, Packaging and Recycling / Where We Do It
•	For details about our Real Estate properties, go to Our Business / What We Do / Real Estate / Where We Do It

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities are based on a 52-week fiscal year and do not include any capacity for facilities that were sold or closed as of year-end 2007.

LEGAL PROCEEDINGS

See Note 16: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements for a summary of legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2007.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange
•	Chicago Stock Exchange

Our exchangeable shares trade on the Toronto Stock Exchange under the symbol WYL.

As of December 30, 2007, there were approximately 10,489 holders of record of our common shares and 1,037 holders of record of our exchangeable shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2007 and 2006 are included in Note 25 of “Notes to Consolidated Financial Statements.”

INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders	10,531,145	(1)(2)	$66.52	8,825,888
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	10,531,145	(1)(2)	$66.52	8,825,888

(1)    Includes 569,684 performance share units at the maximum award level. Because there is no exercise price associated with performance share units, such share units are not included in the weighted average price calculation.

(2)    Includes 520,470 restricted stock units. Because there is no exercise price associated with restricted stock units, such stock units are not included in the weighted average price calculation.

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING 2007(1)

	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED (A)	AVERAGE PRICE PAID PER SHARE (OR UNIT) (B)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (C)	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (D)
Common Stock Repurchases During the First Quarter:
January 1 – February 4	—	N/A	—	6,999,400
February 5 – March 4	—	N/A	—	6,999,400
March 5 – April 1	140,000	$74.75	140,000	6,859,400
Total repurchases during first quarter	140,000	$74.75	140,000	6,859,400
Common Stock Repurchases During the Second Quarter:
April 2 – May 6	150,000	$74.81	150,000	6,709,400
May 7 – June 3	—	N/A	—	6,709,400
June 4 – July 1	—	N/A	—	6,709,400
Total repurchases during second quarter	150,000	$74.81	150,000	6,709,400
Common Stock Repurchases During the Third Quarter:
July 2 – August 5	685,000	$70.03	685,000	6,024,400
August 6 – September 2	3,819,200	$65.65	3,819,200	2,205,200
September 3 – September 30	2,205,200	$69.13	2,205,200	—
Total repurchases during third quarter	6,709,400	$67.24	6,709,400	—
Total common stock repurchases during 2007	6,999,400	$67.55	6,999,400	—

(1)    On October 21, 2005, we announced a stock repurchase program under which we were authorized by the Board of Directors to repurchase up to 18 million shares of our common stock. During 2007, we completed our stock repurchase program by purchasing 6,999,400 shares of common stock under the program for approximately $473 million. From the beginning of the share repurchase program, we have repurchased a total of 18 million shares of common stock under the program for approximately $1.2 billion. All common stock purchases under the program were made in open market transactions.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	29

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and Performance Peer Group

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2002 in Weyerhaeuser common stock, the S&P 500 and Weyerhaeuser’s current performance peer group described below.
•	Total return assumes dividends are reinvested quarterly.
•	Measurement dates are the last trading day of the calendar year shown.

In 2006, we adopted a new peer group for performance comparisons. Recent consolidation in the forest products industry has decreased the number of our direct peers in the sector, and shareholders measure our performance against a broader set of peers. The Compensation Committee of the board of directors selected a broader-sized range of basic materials companies that typically have been used by shareholders as benchmarks for our performance. The performance peer group currently includes Alcoa, Alcan, Air Products & Chemicals, Ball Corp., Bowater, Celanese AG, Domtar Inc., Dow Chemical, DuPont, Eastman Chemical, International Paper, Smurfit-Stone, Louisiana-Pacific, MeadWestvaco, Monsanto, Nucor, Owens-Illinois, Phelps Dodge, Praxair, PPG Industries, Rohm & Haas, Temple-Inland and U.S. Steel.

SELECTED FINANCIAL DATA

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER SHARE
	2007	2006	2005	2004	2003	2002
Basic earnings from continuing operations before effect of accounting changes	$0.23	4.35	3.88	5.32	1.93	0.89
Basic earnings from discontinued operations(1)	3.37	(2.50)	(0.88)	0.13	(0.63)	0.20
Effect of accounting changes(2)	—	—	—	—	(0.05)	—
Basic net earnings	$3.60	1.85	3.00	5.45	1.25	1.09
Diluted earnings from continuing operations before effect of accounting changes	$0.23	4.33	3.86	5.30	1.93	0.89
Diluted earnings from discontinued operations(1)	3.36	(2.49)	(0.88)	0.13	(0.63)	0.20
Effect of accounting changes(2)	—	—	—	—	(0.05)	—
Diluted net earnings	$3.59	1.84	2.98	5.43	1.25	1.09
Dividends paid	$2.40	2.20	1.90	1.60	1.60	1.60
Shareholders’ interest (end of year)	$37.80	38.17	39.97	38.17	31.95	29.93
FINANCIAL POSITION
	2007	2006	2005	2004	2003	2002
Total assets:(1)
Weyerhaeuser	$20,026	23,238	25,322	27,482	26,595	26,347
Real Estate	3,780	3,624	2,907	2,472	2,004	1,970
Total	$23,806	26,862	28,229	29,954	28,599	28,317
Long-term debt (net of current portion):(1)
Weyerhaeuser:
Long-term debt	$6,059	7,069	7,404	9,277	11,503	11,907
Capital lease obligations	2	44	64	86	3	1
Total	$6,061	7,113	7,468	9,363	11,506	11,908
Real Estate:
Long-term debt	$775	606	851	853	870	745
Shareholders’ interest(1)	$7,981	9,085	9,800	9,255	7,109	6,623
Percent earned on average shareholders’ interest	9.3%	4.8%	7.7%	15.7%	4.0%	3.6%
OPERATING RESULTS
	2007	2006	2005	2004	2003	2002
Net sales and revenues:
Weyerhaeuser	$13,949	15,336	15,930	15,963	14,017	13,028
Real Estate	2,359	3,335	2,915	2,495	2,029	1,750
Total	$16,308	18,671	18,845	18,458	16,046	14,778
Earnings (loss) from continuing operations before effect of accounting changes:
Weyerhaeuser	$(78)	613	491	876	183	(15)
Real Estate	129	451	458	376	245	211
Subtotal	51	1,064	949	1,252	428	196
Earnings (loss) from discontinued operations(1)	739	(611)	(216)	31	(140)	45
Effect of accounting changes(2)	—	—	—	—	(11)	—
Net earnings	$790	453	733	1,283	277	241
STATISTICS (UNAUDITED)
	2007	2006	2005	2004	2003	2002
Number of employees	37,857	46,737	49,887	53,646	55,162	56,787
Number of shareholder accounts at year-end:
Common	10,489	11,471	12,151	12,819	13,726	14,551
Exchangeable	1,037	1,169	1,227	1,320	1,388	1,450
Number of shares outstanding at year-end (thousands):
Common	209,546	236,020	243,138	240,360	220,201	218,950
Exchangeable	1,600	1,988	2,045	2,111	2,293	2,303
Weighted average shares outstanding - basic (thousands)	$219,305	244,931	244,447	235,453	221,595	220,927

(1)	A summary of our discontinued operations is presented in Note 3: Discontinued Operations and Assets Held for Sale of Notes to Consolidated Financial Statements.
(2)	We adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	31

MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;
•	financial performance summary;
•	results of our operations - consolidated and by segment;
•	liquidity and capital resources - where we discuss our cash flows;
•	off-balance sheet arrangements;
•	environmental matters, legal proceedings and other contingencies; and
•	accounting matters, where we discuss critical accounting policies and areas requiring judgments and estimates.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

A variety of market conditions in both the U.S. and global economies influenced demand and pricing for our products and affected our operating results in 2007. Those market conditions included the following:

•	The U.S. economy grew 2.2 percent in 2007.
•	The U.S. Federal Reserve took measures to lower short-term interest rates 0.4 percent over the course of 2007.
•	Single-family housing starts fell from 1.47 million units in 2006 to 1.04 million units in 2007.
•	The U.S. dollar continued its decline in value against the euro and Canadian dollar.
•	The global economy continued to grow at a healthy rate, primarily due to strong growth in Asia.
•	Increased containerboard capacity in Asia continued to result in increased exports of old corrugated containers (OCC) from the U.S.

HOW ECONOMIC AND MARKET CONDITIONS AFFECTED OUR OPERATIONS

Major effects that economic and market conditions had on our operations in 2007 included:

•	Consumption of softwood market pulp increased by an estimated 1 percent.
•	Shipments of packaging fell 1.2 percent despite 1.1 percent growth in nondurable goods production.
•	Sales of new and existing homes fell sharply in 2007 leading to further decline in single-family starts.
•	Consumption of lumber and structural panels fell due to lower levels of homebuilding and repair and remodeling.
•	In turn, lumber and oriented strand board (OSB) prices fell.
•	Log prices fell throughout the year, following declines in wood product prices.

FAVORABLE CONDITIONS FOR U.S. MARKET PULP PRODUCERS IN 2007

Market pulp prices rose 17 percent in 2007 due to:

•	Higher fiber costs in Europe and Canada;
•	Weaker U.S. dollar versus the euro and Canadian dollar; and
•	Strong demand for fluff pulp, especially in Asia.

INDUSTRY BOX SHIPMENTS DECREASED IN 2007

Industry shipments of boxes fell 1.2 percent in 2007. The containerboard industry’s operating rate was approximately 96 percent in 2007 but decreased slightly from an industry operating rate of 97 percent in 2006. The price of containerboard increased slightly due to the high operating rate and low inventories through the year.

HOME SALES AND SINGLE-FAMILY STARTS DECREASED

Tighter lending standards and high inventories of homes available for sale led to a sharp drop in new homes sales and single-family starts.

LUMBER, STRUCTURAL PANEL AND ENGINEERED WOOD PRODUCT CONSUMPTION DECREASED IN 2007

•	As single-family home starts decreased further from the 2005 peak, demand for lumber, structural panels and engineered wood products decreased in 2007.
•	The decrease in demand for wood products has resulted in a decrease in product prices.

DOMESTIC LOG PRICES LAGGED THE DECLINE IN WOOD PRODUCTS PRICES IN 2007

•	Log prices typically follow product prices, but with a lag that varies by region. The lag for Southern log prices is longer than in the Western U.S. markets.
•	Domestic log prices in the Western U.S. decreased 9 percent in 2007 compared with 2006.
•	Demand for export logs and the weaker U.S. dollar contributed to higher prices for export logs compared with domestic sales.

FINANCIAL PERFORMANCE SUMMARY

Net Sales and Revenues by Segment(1)

Contributions to Earnings by Segment(1)

Weyerhaeuser Company 2007 Annual Report and Form 10-K	33

RESULTS OF OPERATIONS

Our 2007 and 2005 results each include 52 weeks of operations while our 2006 results include 53 weeks of operations.

In reviewing our results of operations, it’s important to understand these terms:

•	price realizations refer to net selling prices – this includes selling price plus freight minus normal sales deductions; and
•	contribution to earnings refers to:
–	earnings before interest and income taxes for the Weyerhaeuser business segments; and
–	earnings before income taxes for the Real Estate business segment. Interest that was previously capitalized to Real Estate assets that are sold is included in cost of products sold and is included in contribution to earnings for the Real Estate segment.

CONSOLIDATED RESULTS

Net sales and revenue and operating income numbers reported in our consolidated results do not include the activity of our discontinued operations, which currently include the:

•	Fine Paper operations (divested in March 2007);
•	Irish composite panel operations (sold in November 2006);
•	North American composite panel operations (sold in July 2006);
•	French composite panel operations (sold in December 2005); and
•	B.C. Coastal operations (sold in May 2005).

We report these activities and results as discontinued operations in our Consolidated Statement of Earnings; however, the results of these operations are included in the segment discussions that follow.

HOW WE DID IN 2007

Net Sales and Revenues, Operating Income, Earnings from Discontinued Operations and Net Earnings

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales and revenues	$16,308	$18,671	$18,845	$(2,363)	$(174)
Operating income	$406	$1,814	$1,786	$(1,408)	$28
Earnings from discontinued operations, net of tax	$739	$(611)	$(216)	$1,350	$(395)
Net earnings	$790	$453	$733	$337	$(280)
Net earnings per share, basic	$3.60	$1.85	$3.00	$1.75	$(1.15)
Net earnings per share, diluted	$3.59	$1.84	$2.98	$1.75	$(1.14)

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $2.4 billion, or 13 percent.
•	Net earnings increased $337 million.

Net Sales and Revenues

Net sales and revenues decreased primarily due to continued deterioration of the U.S. housing market. Declines in residential homebuilding throughout the nation have resulted in lower demand for residential building products such as softwood lumber, plywood, OSB and engineered lumber. Sales of these products within our Wood Products segment, excluding those of discontinued operations, were $1.6 billion, or 28 percent, lower than 2006. These difficult market conditions also affected our Real Estate segment where net sales and revenues decreased $976 million, or 29 percent, from 2006.

The decreases in our Wood Products and Real Estate segments were partially offset by improved market conditions for core products in our Containerboard, Packaging and Recycling segment, which resulted in increased net sales and revenues of $256 million.

Net Earnings

Net earnings increased primarily due to several significant, but largely offsetting, factors.

Increases to pretax net earnings included:

•

a $719 million reduction in pretax charges for the impairment of goodwill – $30 million recognized in our Wood Products segment during 2007 compared with $749 million recognized in our Fine Paper business during 2006;

•

increased contributions of $327 million from improved price realizations for pulp in our Cellulose Fibers segment and from corrugated packaging in our Containerboard, Packaging and Recycling segment; and

•	a $594 million increase in pretax gains on dispositions.

–	Pretax gains of $690 million recognized during 2007 included:

•	$606 million from the Domtar Transaction; and
•	$84 million from the disposition of property, operating facilities and our New Zealand investments.

–	Pretax gains of $96 million recognized in 2006 included:

•	$51 million on the sale of our North American composite panel operations; and
•	$45 million on the sale of our Irish composite panel operations.

Reductions to pretax net earnings included:

•

a decrease of approximately $640 million earned on the sale of softwood lumber, structural panels, and engineered lumber products in our Wood Products segment – $510 million from lower price realizations and $130 million from lower volume;

•	decreased gross margins of $376 million on sales of single-family homes in our Real Estate segment;
•

a decrease of $450 million in pretax income related to legal matters – 2007 included income of $12 million compared with income of $462 million in 2006, which included a $344 million pretax refund of countervailing and anti-dumping deposits; and

•	increased pretax charges of $197 million for closures, restructuring and the impairment of operating assets and investments, primarily in the Wood Products and Real Estate segments.

In addition, income tax expense decreased $566 million. Pretax earnings from continuing operations were substantially lower in 2007 and the significant gain recognized on the U.S. portion of the Domtar Transaction was nontaxable.

COMPARING 2006 WITH 2005

In 2006:

•	Net sales and revenues decreased $174 million, or 1 percent.
•	Net earnings decreased $280 million, or 38 percent.

Net Sales and Revenues

Net sales and revenues decreased primarily due to lower demand for residential building products. Excluding discontinued operations, sales of softwood lumber, plywood and OSB within our Wood Products segment declined approximately $800 million due to the weakening U.S. housing market.

Offsetting the decreases within our Wood Products segment were the following:

•

Increases in both the number of single-family homes closed and average sales prices of single-family homes within our Real Estate segment resulted in a $265 million, or 10 percent, improvement in single-family revenues compared with 2005.

•

Improved market conditions for pulp and paper products within our Cellulose Fibers and Fine Paper segments and for packaging products within our Containerboard, Packaging and Recycling segment resulted in increased revenues of $228 million and $221 million, respectively, as compared with 2005.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	35

Net Earnings

Net earnings decreased primarily due to several significant, but largely offsetting, factors.

Reductions to net earnings included:

•	goodwill impairment charges of $749 million in our Fine Paper business in 2006;
•	a decrease of $600 million related to lower average price realizations for softwood lumber and structural panels;
•	decreased gross margins of $101 million on sales of single-family homes in our Real Estate segment; and
•	a $196 million reduction in pretax gains on dispositions.

–	Pretax gains of $96 million recognized in 2006 included:

•	$51 million on the sale of our North American composite panel operations; and
•	$45 million on the sale of our Irish composite panel operations.

–	Pretax gains of $292 million recognized during 2005 included:

•	$115 million on the sale of our investment in MAS Capital Management;
•	$63 million on the sale of the B.C. Coastal operations;
•	$57 million on the sale of our French composite panel operations; and
•	$57 million related to a deferred gain from previous timberland sales.

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
•

one-time tax benefits of $48 million related to a change in the Texas state income tax law, a reduction in the Canadian federal income tax rate and a deferred tax adjustment related to the Medicare Part D subsidy – compared with net one-time tax charges of $23 million in 2005. The 2005 items include a $44 million expense related to the accrual of taxes associated with the repatriation of foreign earnings and benefits of $21 million resulting from a change in the Ohio state and British Columbia income tax law.

TIMBERLANDS

HOW WE DID IN 2007

We report sales volume and annual production data for our Timberlands business segment in Our Business/What We

Do/Timberlands. Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales and revenues to unaffiliated customers:
Logs	$659	$781	$761	$(122)	$20
Other products	251	235	286	16	(51)
	$910	$1,016	$1,047	$(106)	$(31)
Intersegment sales	$1,328	$1,675	$1,794	$(347)	$(119)
Total	$2,238	$2,691	$2,841	$(453)	$(150)
Contribution to earnings	$634	$767	$784	$(133)	$(17)

COMPARING 2007 WITH 2006

In 2007:

•	Net log sales and revenues to unaffiliated customers decreased $122 million, or 16 percent.
•	Sales of other products to unaffiliated customers increased $16 million, or 7 percent.
•	Intersegment sales decreased $347 million, or 21 percent.
•	Contribution to earnings declined $133 million, or 17 percent.

Net Sales and Revenues – Unaffiliated Customers

Net sales and revenues to unaffiliated customers decreased due primarily to the following:

•

Log sales in the West decreased 6 percent in volume and 10 percent in average price realizations as both the domestic and export markets slowed due to the declining U.S. housing market as well as the Japanese housing market. The reduction in sales and revenues in the Western operations was $102 million.

•

Log sales volume in Canada dropped 35 percent, primarily due to having fewer operations in Canada following the Domtar Transaction. Even though average price realizations increased 3 percent, net sales in Canada decreased $19 million.

•	Sales of Canadian chips decreased as a result of fewer operations in Canada.

These decreases were partially offset by increases in the sales of nonstrategic timberlands in the U.S.
Intersegment Sales

The $347 million decrease in intersegment sales was primarily due to the following:

•	fewer mills in operation following the Domtar Transaction and several Canadian mill closures and curtailments;
•	lower U.S. mill usage due to the slower housing market; and
•	lower average log price realizations.

Contribution to Earnings

Contribution to earnings for the segment decreased $133 million, primarily due to the following:

•	lower price realizations and a change in the mix of log sales reduced earnings by $83 million;
•	higher operating costs, primarily for logging, trucking, handling and silviculture activities, reduced earnings by $41 million;
•	lower fee harvest volumes due to the long-term effects of hurricane Katrina, other storm events, and market downtime resulted in a $25 million reduction in earnings;
•

lower mineral and leasing income, primarily due to a change in the method of accounting for oil and gas revenues and revenues associated with leasing our timberlands for recreational use, resulted in an $18 million reduction in earnings; and

•	a charge for casualty losses resulting from a severe West coast wind and rain storm that occurred in December 2007 reduced earnings by $10 million.

These decreases were partially offset by the following:

•	a $27 pretax gain on the 2007 sale of a log export facility; and
•	a $17 million increase in earnings from the sale of nonstrategic timberlands.

COMPARING 2006 WITH 2005

In 2006:

•	Net log sales and revenues to unaffiliated customers increased $20 million, or 3 percent.
•	Sales of other products to unaffiliated customers decreased $51 million, or 18 percent.
•	Intersegment sales decreased $119 million, or 7 percent.
•	Contribution to earnings declined $17 million, or 2 percent.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	37

Net Sales and Revenues – Unaffiliated Customers

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

These decreases were partially offset by increases in log sales in the U.S. and Canada of $32 million and $10 million, respectively. During 2006, average log price realizations increased 3 percent in the Western U.S., and 16 percent in Canada.

Intersegment Sales

The $119 million decrease in intersegment sales was primarily due to the following:

•	mill closures in Prince Albert, Saskatchewan during early 2006;
•	the sale of the B.C. Coastal operations in May 2005; and
•	declines in log sales from nonfee timber due to lower nonfee timber purchases during 2006 as compared with 2005.

Contribution to Earnings

Contribution to earnings decreased primarily due to the following:

•	the sale of the B.C. Coastal operations in May 2005, which contributed earnings of $16 million in 2005;
•	earnings on sales of nonstrategic timberlands, which decreased $7 million;
•	a decrease of $9 million in earnings related to changes in Canadian reforestation costs; and
•	cost increases of approximately $30 million due to higher fuel costs and hurricane salvage costs incurred during the first quarter of 2006.

These decreases were partially offset by a net increase of $43 million in earnings from the Southern and Western U.S. operations in 2006, which reflected the following:

•	improved price realizations and mix – these factors contributed $24 million, more than half of which was in Western export log prices;
•	a slightly higher level of fee harvest in 2006, which contributed an additional $8 million in earnings; and
•	recognition of a $12 million timber loss in 2005 due to Hurricane Katrina.

OUR OUTLOOK

We expect Timberlands earnings to be lower in the first quarter of 2008 compared with the fourth quarter of 2007.

•	The continued weakness in the housing market and the lower volumes and higher costs due to the December storm event are expected to result in both lower volumes and lower prices in the Western market.
•	There will be fewer sales of nonstrategic timberlands.

WOOD PRODUCTS

HOW WE DID IN 2007

We report sales volume and annual production data for our Wood Products business segment in Our Business/What We Do/Wood Products. Here is a comparison of net sales and revenues and contribution (charge) to earnings for the last three years:

Net Sales and Revenues and Contribution (Charge) to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales and revenues:
Softwood lumber	$2,241	$2,997	$3,624	$(756)	$(627)
Engineered solid section	608	794	833	(186)	(39)
Engineered I-Joists	467	670	704	(203)	(34)
Oriented strand board	589	939	1,164	(350)	(225)
Plywood	366	529	735	(163)	(206)
Veneer	44	42	44	2	(2)
Composite panels	82	357	497	(275)	(140)
Hardwood lumber	355	398	390	(43)	8
Other products	947	1,176	1,287	(229)	(111)
Total	$5,699	$7,902	$9,278	$(2,203)	$(1,376)
Contribution (charge) to earnings	$(734)	$464	$485	$(1,198)	$(21)

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $2.2 billion, or 28 percent,
•	Contribution to earnings decreased $1.2 billion.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the following:

•	lower average sales prices for softwood lumber and OSB – average price realizations declined 10 percent and 26 percent, respectively;
•	lower average sales prices for engineered I-joists and engineered solid section – average price realizations declined 6 percent and 8 percent respectively;
•

decreased shipment volumes for softwood lumber, plywood, OSB, engineered products, and other building products due primarily to the decline in market demand and the sale or closure of a number of distribution outlets in Canada and the US;

•	decreased shipment volumes for composite panel products primarily as a result of the sale of our North American composite panel operations in July 2006.

Contribution (Charge) to Earnings

Contribution to earnings decreased primarily due to the decline in residential homebuilding and the resulting effects on product price and shipment volume. U.S. census statistics show that single family housing starts declined 29 percent from 2006 to 2007. Decreases in Wood Products contribution to earnings included the following:

•	Contributions from product sales declined $680 million, including:
–

The contribution from softwood lumber and structural panels declined $460 million – $420 million from lower average price realizations and $40 million from reduced shipment volumes. Plywood prices increased from 2006, providing a partial offset to the lower prices realized for OSB.

–	The contribution from engineered I-joists and engineered solid section declined $180 million – about 50 percent from lower price realizations and 50 percent from reduced shipment volumes.
–	The contribution from sales of other building products declined approximately $40 million, primarily as a result of reduced shipment volumes due to the decline in demand.

•	The net effect of legal settlements adversely affected the segment by $483 million. 2007 included $21 million of charges for legal settlements. 2006 included income of $462 million, including:
–	income of $344 million from refunds of countervailing and anti-dumping deposits relating to the softwood lumber dispute between the U.S. and Canada;
–	income of $95 million from a reversal of the reserve for alder antitrust litigation; and
–	income of $23 million from a reduction in the reserve for hardboard siding claims.

•	Charges resulting from the closure or sale of various manufacturing facilities and distribution locations.
•	Gains on the sale of operations declined by $51 million as 2006 included the sale of the North American composite panel operations; and 2007 had no comparable activity.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	39

These decreases were partially offset by lower raw material, manufacturing, and selling and general administrative costs, which increased the contribution to earnings by approximately $290 million.

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

Contribution to Earnings

Contribution to earnings decreased due to some significant but offsetting factors. The primary reason for the decline was the rapid deterioration in the primary market we serve – residential homebuilding.

•	U.S. census statistics show that total housing starts declined 13 percent from 2005 to 2006.
•	On a seasonally adjusted annual rate, single-family housing starts fell from 1.75 million units in the first quarter of 2006 to only 1.23 million units in the fourth quarter.

The contribution from softwood lumber and structural panels declined $650 million – $600 million from lower average price realizations and $50 million from reduced shipment volumes.

The significant decline was offset by the following items:

•	recognition of $344 million of income refunded from amounts collected for countervailing and anti-dumping deposits relating to the softwood lumber dispute between the U.S. and Canada;
•	recognition of $95 million of income for a reversal of the reserve for alder antitrust litigation;
•	a decrease of $74 million in the average prices paid for lumber and plywood purchased for resale;
•	a $51 million reduction in closure and restructuring costs as compared with 2005;
•	a gain of $51 million realized in 2006 for the sale of the North American composite panel operations; and
•	income of $23 million for a reduction in the reserve for hardboard siding claims.

OUR OUTLOOK

We expect no improvement in market conditions in first quarter 2008, and we expect to incur significant losses in the Wood Products segment. We will continue to balance production to demand, which may result in further production curtailments and mill closures.

CELLULOSE FIBERS

HOW WE DID IN 2007

We report sales volume and annual production data for our Cellulose Fibers business segment in Our Business/What We Do/Cellulose Fibers. Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution to Earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales and revenues:
Pulp	$1,478	$1,657	$1,482	$(179)	$175
Liquid packaging board	247	229	203	18	26
Other products	107	70	51	37	19
Total	$1,832	$1,956	$1,736	$(124)	$220
Contribution to earnings	$229	$142	$2	$87	$140

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $124 million, or 6 percent.
•	Contribution to earnings increased $87 million or 61 percent.

Net sales and revenues

Net sales and revenues decreased primarily due to a decrease in pulp sales volume, which was partially offset by an increase in average price realizations for pulp and liquid packaging board:

•	Average price realizations for pulp and liquid packaging improved primarily due to a weaker U.S. dollar and strong demand.
–	Pulp price realizations improved $82 per ton, or 13 percent.
–	Liquid packaging board price realizations improved $33 per ton, or 4 percent.
•

Sales volume of pulp declined approximately 551,000 tons or 21 percent. The volume decrease was primarily due to the divestiture of the Kamloops, British Columbia mill and other white paper mills in the Domtar Transaction and the closures of the Prince Albert, Saskatchewan mill in March 2006, and the Cosmopolis, Washington mill in September 2006.

•	Sales volume of liquid packaging increased approximately 11,000 tons, or 4 percent.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•

increased price realizations resulting from improved market conditions provided approximately $188 million in additional contribution – $170 million from pulp and $18 million from liquid packaging board; and

•	lower charges for chemicals and energy and increased cost recovery from slush pulp sales reduced expenses by approximately $23 million.

Partially offsetting these increases in earnings were the following:

•	an increase in raw material costs of approximately $53 million, primarily related to higher prices paid for chips;
•	lower pulp sales volumes, which reduced segment earnings by $37 million;
•	a $22 million increase in operating costs, including maintenance, depreciation and the effect of the strengthening of the Canadian exchange rate on Canadian operating costs; and
•	a $17 million decline in earnings from our interest in our newsprint joint venture, primarily due to lower North American newsprint market prices.

COMPARING 2006 WITH 2005

In 2006:

•	Net sales and revenues increased $220 million, or 13 percent.
•	Contribution to earnings increased $140 million.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	Average price realizations of pulp and liquid packaging improved.
–	Pulp price realizations improved $40 per ton, or 7 percent.
–	Liquid packaging board price realizations improved $45 per ton, or 6 percent.
•	Sales volumes of both pulp and liquid packaging board increased.
–

Pulp sales volumes increased approximately 119,000 tons, or 5 percent, despite the closures of the Prince Albert, Saskatchewan pulp operations in March 2006 and the Cosmopolis, Washington, pulp operations in September 2006. The volume increases were due to improved productivity at several mills, including increased production of market pulp at the Dryden, Ontario mill due to the closure of a paper machine.

–	Liquid packaging board volume increased approximately 17,000 tons, or 7 percent.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	41

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•

Improved price realizations provided approximately $117 million in additional contribution – $104 million from pulp and $13 million from liquid packaging board. This improvement was primarily due to improved market conditions;

•	charges for facility closures decreased $20 million;
•	energy, maintenance, and the cost of purchased pulp costs decreased approximately $11 million, $8 million and $5 million, respectively; and
•	productivity improvements resulted in cost reductions of $18 million.

Partially offsetting these increases in earnings were the following:

•	the strengthening of the Canadian to U.S. dollar exchange rate which increased operating costs of our Canadian operations by $23 million;
•	an increase in raw material costs of approximately $19 million, primarily driven by chip price increases; and
•	higher freight costs, which increased $13 million.

OUR OUTLOOK

We expect first quarter 2008 earnings for this segment to be slightly below the fourth quarter of 2007. Pulp and liquid packaging board prices are expected to increase in the first quarter. Manufacturing costs are expected to increase as a result of a scheduled increase in annual maintenance outages in the first quarter compared with none in the fourth quarter.

FINE PAPER

On March 7, 2007, the company’s Fine Paper operations and related assets were divested in the Domtar Transaction. As a result, the period ended December 30, 2007, includes nine weeks of fine paper operations. Subsequent to the first quarter of 2007, we no longer have results of operations for the Fine Paper segment as the facilities contributing to this business segment were all divested in the Domtar Transaction.

HOW WE DID IN 2007

We report sales volume and annual production data for our Fine Paper business segment in “Our Business / What We Do / Fine Paper.” Here is a comparison of net sales and revenues and contribution (charge) to earnings for the last three years:

Net Sales and Revenues and Contribution (Charge) to Earnings for Fine Paper

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales and revenues:
Paper	$432	$2,470	$2,417	$(2,038)	$53
Coated Groundwood	26	171	180	(145)	(9)
Other products	1	4	3	(3)	1
Total	$459	$2,645	$2,600	$(2,186)	$45
Contribution (charge) to earnings	$20	$(647)	$(446)	$667	$(201)

COMPARING 2007 WITH 2006

As discussed above the Fine Paper operations were divested in the Domtar Transaction and as such no comparison between 2007 and 2006 is provided.

COMPARING 2006 WITH 2005

In 2006:

•	Net sales and revenues increased $45 million, or 2 percent.
•	Contribution to earnings decreased $201 million.

Net Sales and Revenues

Net sales and revenues improved primarily due to price realizations for fine paper improving $91 per ton, or 11 percent. This was offset by a decline in fine paper sales volumes of approximately 245,000 tons, or 8 percent. This decrease in volume was primarily due to the closures of the Prince Albert and Dryden paper machines in January and April 2006, respectively.

Contribution to Earnings

Contribution to earnings decreased primarily due to the net effect of the following:

•	Charges for goodwill impairment were $749 million in 2006 with no impairments in 2005.
•	Chemical costs increased $34 million related to increased prices and additional costs to provide a higher brightness for fine paper products.
•	The strengthening of the Canadian dollar resulted in higher operating costs for Canadian operations of $25 million.
•	Operating supplies expense increased $14 million primarily due to packaging materials.
•	Raw material costs increased $9 million primarily related to chip price increases.

These decreases to contributions to earnings were partially offset by the following:

•	Incremental charges, net of ongoing operating costs for closed operations, decreased $401 million.
•	Improved price realizations provided $240 million in additional contribution. This improvement was primarily due to improved market conditions.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	43

CONTAINERBOARD, PACKAGING AND RECYCLING

HOW WE DID IN 2007

We report sales volume and annual production data for our Containerboard Packaging and Recycling business segment in Our Business/What We Do/Containerboard, Packaging and Recycling. Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution to Earnings for Containerboard, Packaging and Recycling

DOLLAR AMOUNTS IN MILLIONS
AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales and revenues:
Containerboard	$457	$377	$395	$80	$(18)
Packaging	4,019	3,931	3,710	88	221
Recycling	413	345	352	68	(7)
Kraft bags and sacks	96	88	83	8	5
Other products	183	171	167	12	4
Total	$5,168	$4,912	$4,707	$256	$205
Contribution (charge) to earnings	$382	$263	$(5)	$119	$268

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues increased by $256 million, or 5 percent.
•	Contribution to earnings increased by $119 million or 45 percent.

Net Sales and Revenues

Net sales and revenues increased primarily due to the following:

•

Containerboard price realizations increased 8 percent, or $37 per ton, as a result of a price increase for containerboard implemented in the first half of 2006 and another increase during the third quarter 2007.

•	Containerboard shipments increased 12 percent, or 101,000 tons, due to an increase in export demand, and reduced internal consumption by the company’s packaging plants.
•

Packaging price realizations increased 4 percent, or $2.13 per thousand square feet, due to increases in containerboard prices during the second quarter of 2006 and the third quarter of 2007 and from improvements in our product mix and the termination of low-margin business during 2007.

•	Price realizations for recycled materials increased 34 percent, or $40 per ton, as a result of higher prices for recycled materials due to increased demand from China.

The increase in net sales and revenues was partially offset by the following:

•

Packaging shipments decreased 2 percent, or 1.3 billion square feet. First-quarter shipments were adversely affected by poor weather in California and the residual effect from the outbreak of E. coli during the fourth quarter of 2006. The combination of these issues had a substantial impact on produce markets.

•

Shipments of recycled materials declined 10 percent, or 296,000 tons. The supply of recycled materials available in the U.S. declined, mainly due to increased demand in export markets, primarily China.

Average weekly packaging shipments in the U.S. decreased 2.1 percent in 2007 in comparison with 2006, according to the Fibre Box Association.

Contribution to Earnings

Contribution to earnings increased primarily due to the following:

•	Higher price realizations resulted in increased contribution of $192 million – $157 million from corrugated packaging and $35 million from containerboard sales.
•

The net effect of closures, restructuring activities and asset sales was an increase in earnings of $51 million in 2007 compared with 2006. 2007 included a $29 million gain from the sale of a previously closed packaging facility in Cerritos, California and charges of $13 million related to a fire and subsequent closure of the packaging facility in Closter, New Jersey, and other from post-closure activities. During 2006, the segment recognized charges of $35 million related to restructuring and facility closures.

•

Selling, general and administrative expenses decreased by $41 million, mostly due to lower variable compensation expense and position eliminations stemming from facility closures and restructuring activities.

•

Nonfiber manufacturing costs decreased by $46 million. This reflects reduced costs for containerboard mill chemicals, a decrease in mill and packaging plant maintenance costs and lower packaging labor costs as a result of the closure of nine plants and the sale of two plants during 2006 and early 2007. Partially offsetting these cost reductions were higher costs for energy and price increases for corn starch and wax. The increases in starch and wax, used in the manufacture of corrugated packaging, were driven by higher demand for ethanol, a corn derivative in the U.S. and higher petroleum prices, respectively.

Partially offsetting the earnings improvements above were:

•

Raw material costs increased $196 million. OCC increased $41 per ton as a result of strong demand from China, and the price paid for wood chips increased by $9 per ton as a result of continued production curtailments in wood-related manufacturing plants due to reduced housing starts.

COMPARING 2006 WITH 2005

In 2006:

•	Net sales and revenues increased by $205 million, or 4 percent.
•	Contribution to earnings increased by $268 million to $263 million in 2006 compared with a loss of $5 million in 2005.

Net Sales and Revenues

Net sales and revenues increased primarily due to the following:

•	containerboard price realizations increased 17 percent, or $62 per ton;
•	a decline in shipments of 18 percent, or 190,000 tons, of containerboard, due primarily to the permanent closure of a containerboard machine in Plymouth, North Carolina in the first quarter of 2006;
•	corrugated packaging price realizations 4 percent, or $2.12 per thousand square feet; and
•	corrugated packaging shipments increased 2 percent, or 1.2 billion square feet.

Prices for domestic containerboard and corrugated packaging increased during the first three quarters of 2006 and flattened in the fourth quarter of 2006. Containerboard prices in export markets continued to increase through the fourth quarter. Corrugated packaging shipments increased during the first half of the year and began to decrease during the second half of 2006. The decrease was primarily due to the effect of closing corrugated packaging plants and discontinuing sales to low-margin customers. Overall, packaging shipments in the U.S. increased 0.9 percent in 2006 compared with 2005 according to the Fibre Box Association.

Partially offsetting these increases was a decline in containerboard shipments of 18 percent, or 190,000 tons, due primarily to the permanent closure of a containerboard machine in Plymouth, North Carolina in the first quarter of 2006.

Contribution to Earnings

Contribution to earnings increased primarily due to the following:

•	an increase of $212 million due to higher price realizations – $159 million for corrugated packaging and $53 million for containerboard;
•	a decrease in net pretax charges related to restructuring and facility closures of $102 million – $35 million in 2006 – compared with $137 million in 2005; and
•	a decrease in charges for litigation 2005 included pretax charges of $50 million for the settlement of the linerboard litigation.

Partially offsetting the earnings improvements above were:

•	an increase of $53 million in nonfiber manufacturing costs – mostly from higher costs for nonfiber raw materials and supplies, chemicals, energy and labor;
•	a net increase of $15 million in raw material costs – which included a $4-per-ton cost decrease for OCC and a $6-per-ton increase in the price paid for wood chips; and
•	an increase of $29 million in transportation costs resulting primarily from higher fuel costs and increases in rail rates.

Prices for West Coast wood chips increased rapidly during the fourth quarter of 2006, due to the production curtailments at wood products manufacturing facilities caused by the slowdown in the housing market. OCC costs also increased rapidly at the end of 2006, as a result of strong demand from China. During the fourth quarter of 2006, we decreased our operating rates to better match our production to customer demand, increasing nonfiber manufacturing costs for ongoing operations.

OUR OUTLOOK

We expect first-quarter earnings to decrease from fourth quarter 2007 results. Average packaging price realizations are expected to increase in the first quarter due to a seasonal mix improvement, including an increase in produce shipments. Packaging shipments are expected to decline mainly due to terminating low-margin business and seasonally lower demand. On a per-unit basis, mill nonfiber and energy manufacturing costs are expected to decline, primarily due to increased production. Prices for OCC and wood chips are expected to increase from fourth-quarter levels. Higher energy costs are anticipated due to seasonally higher prices and consumption. Prices for corn starch and wax also are expected to increase due to market pressure from the ethanol and petroleum markets.

Strategic Review

On May 4, 2007 we announced that our board of directors had authorized a process to consider a broad range of strategic alternatives for our Containerboard, Packaging and Recycling business. Alternatives range from continuing to hold and operate the assets to a possible sale or business combination. As of the date of this filing, this strategic review is ongoing.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	45

REAL ESTATE

HOW WE DID IN 2007

We report single-family unit statistics for our Real Estate business segment in Our Business/What We Do/Real Estate. Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution to Earnings for Real Estate

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Single-family housing	$2,079	$2,951	$2,686	$(872)	$265
Land development	$213	$310	$202	$(97)	$108
Other	$67	$74	$27	$(7)	$47
Net sales and revenues	$2,359	$3,335	$2,915	$(976)	$420
Contributions to earnings	$204	$723	$734	$(519)	$(11)

Key trends from our single-family operations – including net sales and revenues, homes closed and average sales price – affected our Real Estate net sales and revenues and contribution to earnings. Here is a comparison of certain key items for the last three years:

Key Data From Single-Family Operations

DOLLAR AMOUNTS IN MILLIONS, EXCEPT AVERAGE SALES PRICE
				AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales and revenues	$2,079	$2,951	$2,686	$(872)	$265
Homes closed	4,427	5,836	5,647	(1,409)	189
Average sales price	$470,000	$506,000	$476,000	$(36,000)	$30,000

The housing market continued to deteriorate during 2007, particularly in three of our key geographies – Southern California, Nevada and Arizona.

For the Real Estate segment as a whole:

•	Our total buyer traffic decreased 22 percent, which resulted in a 9 percent decrease in sales (orders).
•	Substantial use of incentives and discounts by our competitors has adversely affected our pricing strategy and margins.
•	Our contract cancellation rate was 26 percent for the year, but increased to 40 percent in the fourth quarter.

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $976 million, or 29 percent.
•	Contribution to earnings decreased $519 million, or 72 percent.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the following:

•	Single-family revenues decreased by 30 percent or $872 million. This includes:

–	a 7 percent decrease in the average sales price of single-family homes closed, which contributed $159 million to the decrease in single-family revenues; and
–	a 24 percent decrease in single-family home closings which contributed $713 million to the decrease.
•	Land and lot sales decreased by 31 percent or $97 million from 2006.

Contribution to Earnings

Contribution to earnings, excluding impairments discussed below decreased in 2007 primarily due to the following:

•

Earnings from single-family activities decreased by $376 million, or 45 percent. The decrease was due to lower sales prices and higher land, construction and development costs. Single-family activity includes net sales less cost of goods sold.

•	Other income items decreased approximately $76 million due to lower partnership and investment income, fewer investments, and charges taken against residential related investments.

Offsetting the decrease was:

•	General and administrative costs decreased $25 million from 2006, primarily due to lower incentive compensation.

Impairments and Pre-Acquisition Cost Write-Offs

We continually monitor our assets for potential impairment, particularly in light of the current market conditions. Additionally, we control some land through deposits with land sellers that defer the payment of the full acquisition price until certain entitlements are obtained. We also control some land through structured options offered by land sellers.

In 2007, we recorded $128 million in impairments of real estate projects and intangible assets. This was a significant increase in impairments from the previous year due to the challenging market conditions for selling new homes and the inability for many home buyers to secure financing due to the changing mortgage market and tightening credit standards. In 2006, we recorded $36 million in impairments of real estate projects.

COMPARING 2006 WITH 2005

In 2006:

•	Net sales and revenues improved $420 million, or 14 percent.
•	Contribution to earnings decreased $11 million, or 1 percent.
•	The market changed in key geographies with the following results:
–	Buyer traffic and sales decreased, which resulted in widespread use of incentives by most competitors in our markets.
–	Home prices began to level off and decline as houses purchased on speculation began to be put on the market.
–	The time required for buyers to sell their existing homes increased which, combined with other negative market conditions, led to much higher contract cancellation rates than in recent years.
•	We executed against our growth strategy with the acquisition of Maracay Homes in February 2006. Maracay Homes operates in Phoenix and Tucson, Arizona.

Net Sales and Revenues

Net sales and revenues increased primarily due to the following:

•	a 10 percent increase in single-family revenues, bringing total single-family revenues to nearly $3.0 billion, or 88 percent of total revenues for this segment;
•	increases in average selling prices in all of our markets except Las Vegas – contributing $175 million to the increase in revenue;
•	increases in single-family home closings of 3 percent, resulting in a total of 5,836 single-family home closings in 2006;
•	increased revenue from land and lot sales – up $127 million from 2005 levels; and
•	the sale of an apartment building late in 2006 for $33 million.

Contribution to Earnings

Contribution to earnings decreased primarily due to the following:

•

Single-family margins decreased by $101 million, or six percentage points, due to higher land, construction and development costs. Each of our markets experienced declines in single-family margins except the Puget Sound region of Washington and Houston, Texas.

•

Selling, general and administrative costs increased, primarily due to market-related increases in selling costs and benefit-related costs equal to 10.3 percent of single-family revenues in 2006 compared with 9.6 percent in 2005.

Offsetting these decreases were:

•	increased margins from land and lot activity – up $92 million from 2005 levels; and
•	a gain on the sale of an apartment building – $28 million in 2006.

Impairments and Pre-Acquisition Cost Write-Offs

Charges for 2006 and 2005 were as follows:

•

In 2006, we recorded impairments of assets in a number of projects for which management’s most likely course of action included a combination of incentive increases, selling price reductions, and sales incentives to improve sales velocities. These actions caused the carrying value of the projects to exceed the sum of the undiscounted cash flows for the projects. Accordingly, we discounted the expected future cash flows of these projects and recorded impairments totaling $36 million in 2006. In 2005, we recognized a $33 million impairment on a parcel of land intended for development when it was unlikely development would occur in the near future.

•

In 2006, we wrote off $14 million in costs associated with option deposits and other pre-acquisition costs related to parcels that we decided not to acquire. In 2005, we wrote off $1 million of option deposits and pre-acquisition costs.

OUR OUTLOOK

As of December 30, 2007, we have a backlog of 1,224 single-family homes sold but not closed compared with 1,499 units in backlog as of December 31, 2006. Our backlog represents approximately three months of single-family sales. We expect a loss from the Real Estate segment in the first quarter of 2008 because of difficult market conditions for selling new homes, a seasonal reduction in single-family closings and lower single-family margins due to excess home inventories and the impact of competitor price discounts and sales incentives. We do not anticipate any significant land or lot sales in the first quarter of 2008.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	47

CORPORATE AND OTHER

We report what our Corporate and Other segment includes in Our Business/What We Do/Corporate and Other. Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution (Charge) to Earnings for Corporate and Other

DOLLAR AMOUNTS IN MILLIONS
AMOUNT OF CHANGE
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales and revenues	$444	$484	$600	$(40)	$(116)
Contribution (charge) to earnings	$468	$(223)	$166	$691	$(389)

HOW WE DID IN 2007

During 2007:

•

We sold our investment in our New Zealand joint venture and restructured our investment in our Uruguay joint ventures in preparation for a partitioning of the assets between the joint venture partners in 2008.

•	We continued the migration of major information technology systems to a common technology platform and retired legacy stand-alone systems.

The segment’s performance is affected by foreign exchange rate volatility, changes in our stock price and the associated variable compensation expense, and strategic initiatives outside the operating segments. Results for the Corporate and Other segment also include the net gain on divestitures that affect more than one business segment, such as the gain on the Domtar Transaction that occurred in 2007.

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $40 million, or 8 percent.
•	Contribution to earnings increased $691 million.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the sale of the Irish composite panel operations in November 2006.

Contribution to Earnings

Contribution to earnings increased primarily due to the following:

•	Pretax gains on dispositions increased $571 million – from $45 million in 2006 to $616 million in 2007.
–	The 2007 gain includes $606 million from the Domtar Transaction and $10 million from the sale of our New Zealand investment.
–	The 2006 gain was on the sale of our Irish composite panel operations.
•

Net foreign exchange gains increased $61 million – from $15 million during 2006 to $76 million during 2007. Foreign exchange gains and losses result from changes in exchange rates, primarily changes in the relative value of the U.S. dollar to the Canadian dollar and the relative value of the Canadian dollar to the New Zealand dollar.

•	A pretax gain of $43 million was recognized in 2007 related to a legal settlement.
•	Asset impairment and other charges related to prior dispositions decreased $34 million from 2006.
•	Donations of timberlands to the Weyerhaeuser Company Foundation decreased $27 million.

Partially offsetting these improvements was a charge of $26 million related to changing our information technology service providers in 2007.

COMPARING 2006 WITH 2005

In 2006:

•	Net sales and revenues decreased $116 million, or 19 percent.
•	Contribution to earnings decreased $389 million.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the sale of the French composite operations in December 2005.

Contribution to Earnings

Contribution to earnings decreased primarily due to the following:

•	Pretax gains on dispositions decreased $247 million – from $292 million in 2005 to $45 million in 2006.
–	The 2006 gain was on the sale of our Irish composite panel operations.
–	The 2005 gains included $115 million on the sale of our investment in MAS Capital Management, $63 million from the sale of the B.C. Coastal operations, $57 million from the sale of our French composite panel operations, and $57 million related to a deferred gain from previous timberland sales.
•

General and administrative costs increased $47 million, including $9 million for the acquisition of Organic ID – a research and development company – and $27 million related to higher spending on corporate initiatives, primarily information technology.

•	Interest income decreased $26 million as a result of lower average balances of short-term investments.
•

We recognized $34 million of out-of-period charges during 2006 — $26 million in connection with the additional impairment of assets related to the Prince Albert, Saskatchewan facility that was closed in early 2006 and $8 million related to the write-off of additional goodwill associated with the B.C. Coastal operations that were sold in 2005.

•	We recognized a $25 million pretax credit in 2005 for the cumulative effect to begin capitalizing interest on excess qualifying assets of our Weyerhaeuser Real Estate Company subsidiary.
•	Donations of timberland to the Weyerhaeuser Company Foundation increased $22 million.

INTEREST EXPENSE

Including Real Estate and interest expense reported in discontinued operations, our interest expense incurred for the last three years was:

•	$649 million in 2007;
•	$670 million in 2006; and
•	$794 million in 2005.

The decrease in our interest expense incurred is primarily due to reductions in our amount of outstanding debt of approximately:

•	$846 million in 2007;
•	$401 million in 2006; and
•	$2.0 billion in 2005.

Our interest expense incurred included the following pretax charges for the early retirement of debt:

•	$45 million in 2007; and
•	$32 million in 2005.

Excluding these charges, our interest expense incurred decreased:

•	$66 million in 2007;
•	$88 million in 2006; and
•	$108 million in 2005.

INCOME TAXES

Our provision for income taxes for our continuing operations over the last three years were:

•	$8 million in 2007;
•	$480 million in 2006; and
•	$530 million in 2005.

TAX BENEFITS, CHARGES AND CREDITS

During 2007, we recognized these one-time tax benefits and charges:

•	$22 million deferred tax benefit related to a reduction in the Canadian federal income tax rate; and
•	$9 million charge to deferred taxes related to the Flat Rate Business Tax Reform in Mexico.

During 2006, we recognized these one-time tax benefits:

•	$12 million related to a change in Texas state income tax law;
•	$18 million related to reduction in the Canadian federal income tax rate; and
•	$18 million related to a deferred tax adjustment associated with the Medicare Part D subsidy.

During 2005, we recognized these one-time tax benefits:

•	$14 million related a change in Ohio state income tax law; and
•	$7 million related to a change in the British Columbia income tax law.

During 2007, we recognized a tax benefit of $89 million from the sale of our Fine Paper business and related assets, resulting from a rollout of temporary differences on the assets sold in Canada. The gain was not taxable in the U.S.

During 2006, we recognized tax expense on dispositions of $18 million related to the gain on sale of our North American composite panel operations and $4 million related to the gain on sale of our Irish composite panel operations.

During the second quarter of 2005, we recognized a $46 million income tax benefit in connection with the sale of the company’s B.C. Coastal operations. See Note 3: Discontinued Operations of Notes to Consolidated Financial Statements. The income tax benefit recognized upon the sale of the B.C. Coastal operations included a deferred tax benefit of $185 million resulting from the rollout of temporary differences on the assets sold and a current tax expense of $139 million on the taxable gain. Current taxes reflect the benefit of favorable capital gains treatment applicable to the sale of timberlands in Canada.

We also recognized a tax charge in 2005 of $44 million for the accrual of income taxes associated with the repatriation of approximately $1.1 billion of foreign earnings. See Note 22: Income taxes of Notes to Consolidated Financial Statements.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	49

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders; and
•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Weyerhaeuser separately from that of Weyerhaeuser Real Estate Company (WRECO) given the very different nature of their assets and business activity; and
•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity at Weyerhaeuser and WRECO will reflect the following:

•	basic earnings capacity; and
•	liquidity characteristics of their respective assets.

WHERE WE GET CASH

We generate cash from sales of our products, from short-term and long-term borrowings and from the issuance of our stock – primarily upon exercise of employee stock options. In recent years, we have also generated cash proceeds from the sale of nonstrategic assets.

CASH FROM OPERATIONS

Consolidated net cash provided by our operations for the last three years was approximately:

•	$633 million in 2007;
•	$1.6 billion in 2006; and
•	$1.8 billion in 2005.

Comparing 2007 With 2006

The decrease of $1.0 billion in net cash from operations in 2007 as compared with 2006 was primarily due to the following:

•

Cash we received from customers in our forest products operations, which excludes Real Estate, net of cash paid to employees, suppliers and others, decreased by $1.9 billion. Cash from operations declined as a result of significantly lower demand for building materials due to the continued deterioration of the U.S. housing market. In addition, cash flows from operations declined in 2007 due to the combined effects of the Domtar Transaction in March 2007 as well as the sale of our Irish composite panel operations in November 2006, and the North American composite panel operations in July 2006. This was partially offset by increased price realizations for pulp, containerboard, packaging and recycling products.

•	Cash we received from customers in our Real Estate segment, net of cash paid to employees, suppliers and others, decreased by $237 million, primarily due to fewer closings of single-family home sales.
•	Consolidated cash paid for income taxes decreased by $544 million.

Comparing 2006 With 2005

The decrease of $143 million in net cash from operations in 2006 as compared with 2005 was primarily due to the following:

•

Cash we received from customers in our forest products operations, which excludes Real Estate, net of cash paid to employees, suppliers and others, decreased by $76 million. Cash from operations declined as a result of significantly lower price realizations for softwood lumber and OSB and decreased shipments of softwood lumber and plywood. In addition, cash flows from operations declined in 2006 as a result of the combined effects of the sale of our Irish composite panel operations in November 2006, the North American composite panel operations in July 2006, the B.C. Coastal operations in May 2005, and the French composite panel operations in December 2005. This was partially offset by increased price realizations for pulp, paper, and packaging products and the receipt of a $344 million refund of countervailing and anti-dumping deposits in 2006.

•

Cash we received from customers, net of cash paid to employees, suppliers and others, in our Real Estate segment decreased by $113 million. This decrease is primarily due to an increase in our investment in land and inventory and an increase in receivables related to land sales, partially offset by an increase in payables and accrued liabilities, including income taxes.

•	Consolidated cash paid for income taxes increased by $105 million.
•	This was partially offset by a decrease in cash paid for interest, net of amounts capitalized, of $162 million, due primarily to $2.4 billion of debt reductions during 2005 and 2006.

FINANCING

Cash generated from financing activities includes:

•	issuances of long-term debt;
•	borrowings under revolving lines of credit; and
•	proceeds from stock offerings and option exercises.

This section also includes information about our debt-to-total-capital ratio.

Long-Term Debt

During the last three years, we issued debt or borrowed under our available credit facilities as follows:

•	$664 million in 2007;
•	$36 million in 2006; and
•	$228 million in 2005.

Stock Offerings and Option Exercises

During the last three years, our cash proceeds from the exercise of stock options were:

•	$321 million in 2007;
•	$202 million in 2006; and
•	$160 million in 2005.

Debt-to-Total-Capital Ratio

Our debt-to-total-capital ratio for the last three years was:

•	39.9 percent in 2007;
•	39.4 percent in 2006; and
•	38.7 percent in 2005.

Weyerhaeuser’s investment in our Real Estate business segment over the last three years was:

•	$2.1 billion as of December 30, 2007;
•	$2.0 billion as of December 31, 2006; and
•	$1.5 billion as of December 25, 2005.

Assuming the cash and cash equivalents balances of $114 million, $243 million and $1.1 billion as of December 30, 2007, December 31, 2006 and December 25, 2005, respectively, had been used to reduce outstanding debt, the consolidated debt-to-capital ratio would be:

•	39.5 percent in 2007;
•	38.7 percent in 2006; and
•	35.5 percent in 2005.

Excluding Weyerhaeuser’s investment in Real Estate – and the Real Estate amounts listed in the table below – our debt-to-total-capital ratio was:

•	42.0 percent in 2007;
•	41.6 percent in 2006; and
•	39.0 percent in 2005.

Debt-to-Total-Capital Ratio Details

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Notes payable and commercial paper:
Weyerhaeuser	$54	$72	$3
Real Estate	—	—	3
Long-term debt:
Weyerhaeuser	6,566	7,563	7,793
Real Estate	775	606	851
Capital lease obligations:
Weyerhaeuser	3	62	81
Total debt	7,398	8,303	8,731
Minority-interest:
Weyerhaeuser	14	28	29
Real Estate	23	40	29
Deferred income taxes:
Weyerhaeuser	3,290	3,691	4,035
Real Estate	(166)	(98)	(50)
Shareholders’ interest	7,981	9,085	9,800
Total capital	$18,540	$21,049	$22,574
Debt-to-total-capital ratio	39.9%	39.4%	38.7%

PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS

Proceeds received from the sale of nonstrategic assets in each of the last three years were:

•

$1.6 billion in 2007 – includes $1.35 billion from the Domtar Transaction, $161 million from the sale of our interest in our New Zealand joint venture and management company and $106 million from the sale of certain wood products distribution facilities in the U.S. and Canada;

•	$304 million in 2006 – includes $273 million from the sale of the North American and Irish composite panel operations; and
•	$1.3 billion in 2005 – includes $1.2 billion from the sale of the B.C. Coastal and French composite panel operations and $115 million from the sale of an equity investment.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	51

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business;
•	repay long-term debt and credit facilities;
•	pay dividends and repurchase our stock; and
•	meet our contractual obligations and commercial commitments.

INVESTING IN OUR BUSINESS

We anticipate that our capital expenditures for 2008 – excluding acquisitions and our Real Estate business segment – will be approximately $550 million. However, that amount could change due to:

•	future economic conditions;
•	weather; and
•	timing of equipment purchases.

Three-Year Summary of Capital Spending by Business Segment – Excluding Real Estate

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Timberlands	$68	$62	$59
Wood Products	244	191	161
Cellulose Fibers	104	190	230
Fine Paper	2	62	87
Containerboard, Packaging and Recycling	190	234	221
Corporate and Other	98	110	117
Total	$706	$849	$875

LONG-TERM DEBT

During 2007, we reduced overall debt – including that for our Real Estate segment – by approximately $846 million. Our consolidated long-term debt was:

•	$7.3 billion as of December 30, 2007;
•	$8.2 billion as of December 31, 2006; and
•	$8.6 billion as of December 25, 2005.

During 2007 and 2005, we retired some of our long-term debt prior to its scheduled maturity. The premiums and other costs related to doing so are recorded in interest expense and other and were:

•	$45 million in 2007; and
•	$32 million in 2005.

REVOLVING CREDIT FACILITIES

In December 2006, Weyerhaeuser Company and WRECO entered into two multiyear revolving credit facility agreements – a $1.2 billion revolving credit facility that expires in March 2010 and a $1.0 billion five-year revolving credit facility that expires in December 2011. The former replaces a $1.2 billion credit facility that was scheduled to expire in March 2010 and the latter replaces an $800 million multiyear revolving line of credit that was scheduled to expire in March 2007. WRECO can borrow up to $400 million under each of these facilities. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities.

As of December 30, 2007, approximately $1.8 billion of our credit facilities were available for incremental borrowings.

PAYING DIVIDENDS AND REPURCHASING STOCK

Over the last three years, we paid dividends of:

•	$531 million in 2007;
•	$538 million in 2006; and
•	$466 million in 2005.

Changes in the amount of dividends we paid were primarily due to:

•	increasing our quarterly dividend; and
•	reducing the number of common shares outstanding.

We increased our quarterly dividend from $0.40 per share to $0.50 per share effective with the second quarter of 2005 and from $0.50 per share to $0.60 per share effective with the third quarter of 2006.

During 2007, we completed the stock repurchase program that was announced in October 2005, which authorized the repurchase of up to 18 million shares of our common stock. Since the authorization we repurchased the following:

•	7.0 million shares in 2007 – net cost of $473 million;
•	10.8 million shares in 2006 – net cost of $672 million; and
•	0.2 million shares in 2005 – net cost of $11 million.

During 2007, we also redeemed 25 million shares in connection with the Domtar Transaction.

Our intent, over time, is to maintain a dividend payout ratio of 20 percent to 30 percent of our operating cash flows. Based on our 2007 consolidated cash from operations of $633 million and our 2007 dividend payments of $531 million, our 2007 dividend payout ratio was 84 percent.

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Postretirement Benefit Plans, Note 14: Long-Term Debt, and Note 16: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Significant Contractual Obligations as of December 30, 2007

DOLLAR AMOUNTS IN MILLIONS
	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations:
Weyerhaeuser	$6,571	$507	$565	$1,694	$3,805
Real Estate	775	314	93	234	134
Interest on long-term debt obligations:(1)
Weyerhaeuser	5,701	448	816	701	3,736
Real Estate	169	44	54	41	30
Operating lease obligations:
Weyerhaeuser	565	121	147	126	171
Real Estate(2)	157	22	30	21	84
Purchase obligations(3)	1,092	438	136	68	450
Estimated minimum pension funding requirement(4)	1	1	—	—	—
Other required postretirement benefit obligations payments(4)	17	17	—	—	—
Liabilities related to unrecognized tax benefits(5)	193	—	—	—	—
Total	$15,241	$1,912	$1,841	$2,885	$8,410

(1)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 30, 2007 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 30, 2007 will remain in effect until maturity.

(2)   Real Estate operating lease obligations have not been reduced by minimum sublease rental income of $82 million that is due to Real Estate in future periods under noncancelable sublease agreements.

(3)   Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty.

(4)   Amounts presented for pension reflect minimum funding standards. Amounts for postretirement benefits reflect estimated payments for contractually obligated benefits.

(5)   We have recognized total liabilities related to unrecognized tax benefits of $193 million as of December 30, 2007. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements have not had – and are not reasonably likely to have – a material effect on our current or future financial condition, results of operations or cash flows. Note 10: Consolidation of Variable Interest Earnings and Note 11: Real Estate in Process of Development and for Sale of Notes to Consolidated Financial Statements contain our disclosures of:

•	surety bonds;
•	letters of credit and guarantees;
•	lot purchase option contracts with and subordinated financing provided to unconsolidated variable interest entities; and
•	information regarding special purpose entities that we have consolidated.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

See Note 16: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	53

ACCOUNTING MATTERS

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies involve a higher degree of judgment and estimates. They also have a high degree of complexity.

In accounting, we base our judgments and estimates on:

•	historical experience; and
•	assumptions we believe are appropriate and reasonable under current circumstances.

Actual results, however, may differ from the estimated amounts we have recorded.

Our most critical accounting policies relate to our:

•	pension and postretirement benefit plans;
•	potential impairments of long-lived assets and goodwill;
•	legal, environmental and product liability reserves; and
•	depletion accounting.

Details about our other significant accounting policies—what we use and how we estimate—are in Note 1: Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate;
•	expected rate of return;
•	anticipated trends in health care costs;
•	assumed increases in salaries; and
•	mortality rates.

At the end of every year, we review our assumptions with external advisers and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position and results and cash flows.

Other factors that affect our accounting for the plans include:

•	actual pension fund performance;
•	plan changes; and
•	changes in plan participation or coverage.

This section provides more information about our:

•	expected rate of return;
•	discount rate; and
•	cash contributions.

Expected Long-Term Rate of Returns

Our expected rate of return on our plan assets is 9.5 percent. Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plan.

The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. Every year, we review all available information – including returns for the last 23 years – and make the estimate accordingly. The review date for our current expected rate of return was December 30, 2007.

Our expected rate of return is important in determining the cost of our plans. Every 0.5 percent decrease in our expected rate of return would increase expense or reduce a credit by approximately:

•	$26 million for our U.S. qualified pension plans; and
•	$5 million for our Canadian registered pension plans.

Likewise, every 0.5 percent increase in our expected rate of return would decrease expense or increase a credit by those same amounts.

Discount Rate

Our discount rate as of December 30, 2007 is:

•	6.5 percent for our U.S. plans – compared with 5.8 percent at December 31, 2006; and
•	5.5 percent for our Canadian plans – compared with 5.15 percent at December 31, 2006.

We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.

Our discount rate is important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$26 million for our U.S. qualified pension plans; and
•	$1 million for our Canadian registered pension plans.

Pension and postretirement benefit expenses for 2008 will be based on the 6.5 percent assumed discount rate for U.S. plans and 5.5 percent for the Canadian plans.

Contributions Made and Benefits Paid

During 2007:

•	We were not required and did not make any contributions to our U.S. qualified plans.
•	We contributed approximately $22 million to our U.S. nonqualified plans.
•	We contributed approximately $14 million to our Canadian registered and nonregistered plans in accordance with minimum funding rules in accordance with the respective provincial regulations.
•	We contributed approximately $64 million to our U.S. and Canadian other postretirement plans.

During 2008:

•	We do not expect to have to fund our U.S. qualified plans.
•	We expect to fund approximately $17 million to our U.S. nonqualified plans.
•	We expect to fund approximately $3 million to our Canadian plans (registered and nonregistered).
•	We expect to fund approximately $63 million to our U.S. and Canadian other postretirement plans.

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

In determining fair market value and whether impairment has occurred, we are required to estimate:

•	future cash flows;
•	residual values; and
•	fair values of the assets.

Key assumptions we use in developing the estimates include:

•	probability of alternative outcomes;
•	product pricing;
•	raw material costs;
•	product sales; and
•	discount rate.

Effect of Acquisitions

We have made substantial acquisitions in recent years.

The acquisitions make up a large portion of the net book value – or carrying value – of our property and equipment and timber and timberlands. As a result, a large portion of our long-lived assets have carrying amounts that reflect relatively current values.

Goodwill Update

Our goodwill was $2.2 billion as of December 30, 2007. That amount represents approximately 9 percent of our consolidated assets.

All of our reporting units passed the annual goodwill impairment test during the fourth quarter of 2007. During 2007, we recognized approximately $30 million of goodwill impairments in our Wood Products reporting units in connection with our building products distribution centers. Further restructuring activities, protracted economic weakness, or poor operating results, among other factors, could trigger an impairment of goodwill of the Wood Products reporting units in the near term. As of December 30, 2007, the carrying amount of goodwill for the Wood Products reporting units was $813 million.

LEGAL, ENVIRONMENTAL AND PRODUCT LIABILITY RESERVES

We record contingent liabilities when:

•	it becomes probable that we will have to make financial payments; and
•	the amount of loss can be reasonably estimated.

Legal Matters

Determining our liabilities for legal matters requires projections about the outcome of litigation and the amount of our financial responsibility. We base our projections on:

•	historical experience; and
•	recommendations of legal counsel.

While we do our best in developing our projections, litigation is still inherently unpredictable, and excessive verdicts occur. Details about our legal exposures and proceedings are discussed in Note 16: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements. These exposures and proceedings are significant. Ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	55

Environmental Matters

Determining our liabilities for environmental matters requires estimates of future remediation alternatives and costs. We base our estimates on:

•	detailed evaluations of relevant environmental regulations;
•	physical and risk assessments of our affected sites;
•	assumptions of probable financial participation by other known potentially responsible parties; and
•	amounts that we will receive from insurance carriers – though not recorded until we have a binding agreement with the carriers.

Product Liability Matters

We record reserves for contingent product liability matters when it becomes probable we will make financial payment. Determining the amount of reserves we record requires projections of future claims rates and amounts. The hardboard siding reserve is our sole material product liability reserve and is discussed in detail under Note 16: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements.

DEPLETION

We record depletion – the costs attributed to timber harvested – as trees are harvested.

To calculate our depletion rate, which is updated annually, we:

•	take the total cost of the timber, minus previously recorded depletion; and
•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of many factors. They include:

•	changes in weather patterns;
•	effect of fertilizer and pesticide applications;
•	changes in environmental regulations and restrictions;
•	limits on harvesting certain timberlands;
•	changes in harvest plans;
•	scientific advancement in seedling and growing technology; and
•	changes in harvest cycles.

In addition, the length of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture – or sustainable forest management – costs associated with existing stands;
•	future reforestation costs associated with a stand’s final harvest; and
•	future volume in connection with the replanting of a stand subsequent to its final harvest.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

A summary of our prospective accounting pronouncements is in Note 1: Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM DEBT OBLIGATIONS

The following summary of our long-term debt obligations includes:

•	scheduled principal repayments for the next five years and after;
•	weighted average interest rates for debt maturing in each of the next five years and after; and
•	estimated fair values of outstanding obligations.

The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities. Changes in market rates of interest affect the fair value of our fixed-rate debt.

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 30, 2007

DOLLAR AMOUNTS IN MILLIONS
	2008	2009	2010	2011	2012	THEREAFTER	TOTAL	FAIR VALUE
Weyerhaeuser:
Fixed-rate debt	$357	$111	$4	—	$1,694	$3,805	$5,971	$6,220
Average interest rate	6.00%	6.02%	5.91%	—	6.75%	7.40%	7.10%	N/A
Variable-rate debt	$150	$450	—	—	—	—	$600	$597
Average interest rate	5.19%	4.47%	—	—	—	—	4.65%	N/A
Real Estate:
Fixed-rate debt	$144	$53	$40	$31	$203	$109	$580	$583
Average interest rate	6.54%	5.66%	5.52%	7.60%	6.12%	6.21%	6.24%	N/A
Variable-rate debt	$170	—	—	—	—	$25	$195	$195
Average interest rate	5.36%	—	—	—	—	3.70%	5.15%	N/A

OUR USE OF DERIVATIVES

We occasionally use derivatives to:

•	achieve the mix of variable-rate debt and fixed-rate debt that we want in our capital structure;
•	hedge commitments in commodities that we produce or buy; and
•	manage our exposure to foreign exchange rate fluctuations

The fair value of our derivatives may vary due to the volatility of the underlying forward prices or index rates associated with them.

COMMODITY FUTURES, SWAPS AND COLLARS

As of December 30, 2007, we had commodity futures, swaps and collars with an:

•	average annual notional value of $100 million;
•	aggregate notional value of $114 million; and
•	aggregate fair value of $7 million.

The commodity swaps with notional values of $114 million were accounted for as follows:

•	$105 million were cash flow hedges; and
•	$9 million were not designated as hedges.

The changes in the fair market value of the commodity swaps not designated as hedges were recognized in earnings during the period in which the change occurred.

A 10 percent change in forward price levels would change the fair value of our commodity swaps by approximately $11 million. That excludes any offsetting effect of price changes on underlying physical product purchases or sales.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	57

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited the accompanying consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 30, 2007, and December 31, 2006, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 30, 2007, and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 18 and 9, respectively, to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006. Also, as discussed in note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and Financial Accounting Standards Board Staff Position AUG AIR–1, Accounting for Planned Major Maintenance Activities, in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 26, 2008

CONSOLIDATED STATEMENT OF EARNINGS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 30, 2007

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)
	2007	2006	2005
Net sales and revenues:
Weyerhaeuser	$13,949	$15,336	$15,930
Real Estate	2,359	3,335	2,915
Total net sales and revenues	16,308	18,671	18,845
Costs and expenses:
Weyerhaeuser:
Costs of products sold	11,375	12,182	12,417
Depreciation, depletion and amortization	900	947	944
Selling expenses	422	451	411
General and administrative expenses	771	895	808
Research and development expenses	71	69	61
Charges for restructuring (Note 19)	37	21	17
Charges for closure of facilities (Note 20)	124	72	191
Refund of countervailing and anti-dumping deposits	—	(344)	—
Impairment of goodwill (Note 8)	30	—	—
Other operating costs (income), net (Note 21)	(7)	(136)	(39)
	13,723	14,157	14,810
Real Estate:
Costs and operating expenses	1,752	2,338	1,946
Depreciation and amortization	23	25	16
Selling expenses	179	180	152
General and administrative expenses	99	124	105
Other operating costs (income), net	(2)	(3)	(3)
Charge for impairment of long-lived assets (Note 11)	128	36	33
	2,179	2,700	2,249
Total costs and expenses	15,902	16,857	17,059
Operating income	406	1,814	1,786
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(574)	(519)	(643)
Less interest capitalized (Note 21)	118	84	59
Interest income and other (Notes 7 and 10)	83	70	214
Equity in income (loss) of affiliates (Note 7)	2	7	(6)
Real Estate:
Interest expense incurred	(57)	(55)	(55)
Less interest capitalized	57	55	55
Interest income and other	(1)	30	12
Equity in income of unconsolidated entities (Note 7)	25	58	57
Earnings from continuing operations before income taxes	59	1,544	1,479
Income taxes (Note 22)	(8)	(480)	(530)
Earnings from continuing operations	51	1,064	949
Discontinued operations, net of income taxes (Note 3)	739	(611)	(216)
Net earnings	$790	$453	$733
Basic earnings per share (Note 4):
Continuing operations	$0.23	$4.35	$3.88
Discontinued operations	3.37	(2.50)	(0.88)
Net earnings	$3.60	$1.85	$3.00
Diluted earnings per share (Note 4):
Continuing operations	$0.23	$4.33	$3.86
Discontinued operations	3.36	(2.49)	(0.88)
Net earnings	$3.59	$1.84	$2.98
Dividends paid per share	$2.40	$2.20	$1.90

See accompanying Notes to Consolidated Financial Statements.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	59

CONSOLIDATED BALANCE SHEET

ASSETS

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)
	DECEMBER 30, 2007	DECEMBER 31, 2006
Weyerhaeuser
Current assets:
Cash and cash equivalents	$93	$223
Receivables, less allowances of $10 and $14	1,333	1,183
Inventories (Note 5)	1,255	1,355
Prepaid expenses	177	196
Deferred tax assets (Note 22)	156	189
Assets held for sale (Note 3)	—	105
Current assets of discontinued operations (Note 3)	—	870
Total current assets	3,014	4,121
Property and equipment, net (Note 6)	6,817	7,061
Construction in progress	442	395
Timber and timberlands at cost, less depletion charged to disposals	3,769	3,681
Investments in and advances to equity affiliates (Note 7)	356	499
Goodwill (Note 8)	2,207	2,185
Deferred pension and other assets (Note 9)	2,505	1,368
Restricted assets held by special purpose entities (Note 10)	916	917
Noncurrent assets of discontinued operations (Note 3)	—	3,011
	20,026	23,238
Real Estate
Cash and cash equivalents	21	20
Receivables, less discounts and allowances of $2 and $4	63	144
Real estate in process of development and for sale (Note 11)	1,270	1,449
Land being processed for development	1,622	1,365
Investments in unconsolidated entities	58	72
Other assets	473	423
Consolidated assets not owned (Note 10)	273	151
	3,780	3,624
Total assets	$23,806	$26,862

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ INTEREST

	DECEMBER 30, 2007	DECEMBER 31, 2006
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 12)	$54	$72
Current maturities of long-term debt (Notes 14 and 15)	507	488
Accounts payable	869	948
Accrued liabilities (Note 13)	1,177	1,363
Current liabilities of discontinued operations (Note 3)	—	258
Total current liabilities	2,607	3,129
Long-term debt (Notes 14 and 15)	6,059	7,069
Deferred income taxes (Note 22)	3,290	3,011
Deferred pension, other postretirement benefits and other liabilities (Note 9)	1,669	1,759
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities (Note 10)	765	765
Noncurrent liabilities of discontinued operations (Note 3)	—	717
Commitments and contingencies (Note 16)
	14,390	16,450
Real Estate
Notes payable and commercial paper (Note 12)	—	—
Long-term debt (Notes 14 and 15)	775	606
Other liabilities	432	606
Consolidated liabilities not owned (Note 10)	228	115
Commitments and contingencies (Note 16)
	1,435	1,327
Total liabilities	15,825	17,777
Shareholders’ interest (Note 17):
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 209,546,474 and 236,020,282 shares	262	295
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 1,600,110 and 1,987,770 shares	109	135
Other capital	1,609	3,812
Retained earnings	5,014	4,755
Cumulative other comprehensive income	987	88
Total shareholders’ interest	7,981	9,085
Total liabilities and shareholders’ interest	$23,806	$26,862

Weyerhaeuser Company 2007 Annual Report and Form 10-K	61

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 30, 2007

(DOLLAR AMOUNTS IN MILLIONS)
	CONSOLIDATED
	2007	2006	2005
Cash flows from operations:
Net earnings	$790	$453	$733
Noncash charges (credits) to income:
Depreciation, depletion and amortization	974	1,283	1,337
Deferred income taxes, net (Note 3 and Note 22)	(237)	(174)	(424)
Pension and other postretirement benefits (Note 9)	72	132	172
Share-based compensation expense (Note 18)	41	28	11
Equity in (income) loss of affiliates and unconsolidated entities (Note 7)	(27)	(65)	(51)
Litigation charges (reduction in reserves) (Notes 16 and 21)	—	(118)	63
Charges for impairment of goodwill (Note 8)	30	749	—
Charges for impairment of assets (Notes 19, 20 and 21)	252	123	628
Loss on early extinguishment of debt (Note 14)	45	—	35
Gain on disposition of assets and operations (Notes 3, 7, and 21)	(690)	(68)	(293)
Charge for acquisition of research and development	—	9	—
Foreign exchange transaction gains (Note 21)	(45)	(28)	(16)
Effect of capitalizing interest on excess qualifying assets (Note 21)	—	—	(43)
Decrease (increase) in working capital:
Receivables	(101)	29	(181)
Inventories, real estate and land	(47)	(315)	(193)
Prepaid expenses	10	(1)	54
Accounts payable and accrued liabilities	(284)	(240)	95
Deposits on land positions	(40)	(98)	(91)
Intercompany advances(1)	—	—	—
Other	(110)	(90)	(84)
Net cash from operations	633	1,609	1,752
Cash flows from investing activities:
Property and equipment	(680)	(837)	(861)
Timberlands reforestation	(44)	(37)	(32)
Acquisition of timberlands	(156)	(78)	(64)
Acquisition of businesses and facilities, net of cash acquired (Note 23)	(53)	(240)	—
Investments in and advances to equity affiliates	14	(2)	43
Proceeds from sale of:
Property, equipment and other assets	114	31	41
Operating facilities (Note 3)	1,468	273	1,209
Investments (Note 7)	161	—	115
Intercompany advances (1)	—	—	—
Other	2	(9)	—
Cash from investing activities	826	(899)	451
Cash flows from financing activities:
Issuances of debt (Notes 14)	621	4	173
Notes, commercial paper borrowings and revolving credit facilities, net	43	32	55
Cash dividends	(531)	(538)	(466)
Payments on debt	(1,616)	(620)	(2,196)
Exercises of stock options	321	202	160
Repurchases of common stock (Note 17)	(473)	(672)	(11)
Excess tax benefits from share-based payment arrangements (Note 18)	51	23	—
Intercompany advances(1)	—	—	—
Other	(4)	(2)	(11)
Cash from financing activities	(1,588)	(1,571)	(2,296)
Net change in cash and cash equivalents	(129)	(861)	(93)
Cash and cash equivalents at beginning of year	243	1,104	1,197
Cash and cash equivalents at end of year	$114	$243	$1,104
Cash paid during the year for:
Interest, net of amount capitalized	$445	$528	$690
Income taxes	$193	$737	$632
(1)	Intercompany loans and advances represent payments and receipts between Weyerhaeuser and Real Estate and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. Intercompany loans and advances are eliminated and do not appear in the consolidated cash flows above.

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER			REAL ESTATE
2007	2006	2005	2007	2006	2005

$661	$2	$275	$129	$451	$458

951	1,258	1,321	23	25	16
(185)	(126)	(396)	(52)	(48)	(28)
68	127	167	4	5	5
37	26	11	4	2	—
(2)	(7)	6	(25)	(58)	(57)
—	(118)	63	—	—	—
30	749	—	—	—	—
124	87	595	128	36	33
45	—	35	—	—	—
(690)	(68)	(293)	—	—	—
—	9	—	—	—	—
(45)	(28)	(16)	—	—	—
—	—	(43)	—	—	—

(182)	132	(183)	81	(103)	2
64	(52)	(10)	(111)	(263)	(183)
1	(2)	43	9	1	11
(126)	(335)	125	(158)	95	(30)
—	—	—	(40)	(98)	(91)
—	—	—	(176)	318	12
(71)	(106)	(80)	(39)	16	(4)
680	1,548	1,620	(223)	379	144

(662)	(812)	(843)	(18)	(25)	(18)
(44)	(37)	(32)	—	—	—
(156)	(78)	(64)	—	—	—
(14)	(27)	—	(39)	(213)	—
—	(1)	(2)	14	(1)	45

114	30	41	—	1	—
1,468	273	1,209	—	—	—
161	—	115	—	—	—
100	(318)	(12)	—	—	—
2	(9)	—	—	—	—
969	(979)	412	(43)	(238)	27

451	4	173	170	—	—
22	51	75	21	(19)	(20)
(531)	(538)	(466)	—	—	—
(1,613)	(231)	(2,178)	(3)	(389)	(18)
321	202	160	—	—	—
(473)	(672)	(11)	—	—	—
48	22	—	3	1	—
—	—	—	76	—	—
(4)	(2)	(11)	—	—	—
(1,779)	(1,164)	(2,258)	267	(407)	(38)
(130)	(595)	(226)	1	(266)	133
223	818	1,044	20	286	153
$93	$223	$818	$21	$20	$286

$445	$528	$690	$—	$—	$—
$(232)	$725	$290	$425	$12	$342

Weyerhaeuser Company 2007 Annual Report and Form 10-K	63

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INTEREST AND COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 30, 2007

(DOLLAR AMOUNTS IN MILLIONS)
	2007	2006	2005
Common shares:
Balance at beginning of year	$295	$304	$300
Issued for exercise of stock options	7	5	4
Retraction of exchangeable shares	1	—	—
Shares tendered (Note 3)	(32)	—	—
Repurchase of common shares	(9)	(14)	—
Balance at end of year	$262	$295	$304
Exchangeable shares:
Balance at beginning of year	$135	$139	$144
Retraction	(26)	(4)	(5)
Balance at end of year	$109	$135	$139
Other capital – common and exchangeable:
Balance at beginning of year	$3,812	$4,227	$4,075
Issued for exercise of stock options	314	197	156
Issued in retraction of exchangeable shares	25	4	5
Shares tendered	(2,160)	—	—
Repurchase of common shares	(464)	(658)	(11)
Share-based compensation (Note 18)	37	21	—
Tax benefits on exercise of stock options (Note 18)	48	21	15
Other transactions, net	(3)	—	(13)
Balance at end of year	$1,609	$3,812	$4,227
Retained earnings:
Balance at beginning of year	$4,755	$4,840	$4,573
Net earnings	790	453	733
Cash dividends on common shares	(531)	(538)	(466)
Balance at end of year	$5,014	$4,755	$4,840
Cumulative other comprehensive income:
Balance at beginning of year	$88	$290	$163
Annual changes – net of tax:
Foreign currency translation adjustments	214	(34)	109
Additional minimum pension liability adjustments	—	65	(18)
Adjustment to initially apply FASB Statement No. 158	—	(174)	—
Changes in unamortized net pension and other postretirement benefit gain	644	—	—
Changes in unamortized prior service credit	25	—	—
Cash flow hedge fair value adjustments	16	(60)	36
Unrealized gains on available-for-sale securities	—	1	—
Balance at end of year	$987	$88	$290
Total shareholders’ interest:
Balance at end of year	$7,981	$9,085	$9,800
Comprehensive income:
Net earnings	$790	$453	$733
Other comprehensive income:
Foreign currency translation adjustments	214	(34)	109
Additional minimum pension liability adjustments, net of tax expense (benefit) of $34 in 2006 and $(9) in 2005	—	65	(18)
Changes in unamortized net pension and other postretirement benefit gain, net of tax expense of $438 in 2007	644	—	—
Changes in unamortized prior service credit, net of tax expense of $25 in 2007	25	—	—
Cash flow hedges:
Net derivative gains (losses), net of tax expense (benefit) of $26 in 2007, ($37) in 2006, and $34 in 2005	40	(57)	53
Reclassification of gains, net of tax expense of $16 in 2007, $2 in 2006, and $10 in 2005	(24)	(3)	(17)
Unrealized gains on available-for-sale securities	—	1	—
Total comprehensive income	$1,689	$425	$860

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weyerhaeuser Company 2007 Annual Report and Form 10-K	65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 30, 2007

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies describe:

•	how we report our results;
•	changes in how we report our results; and
•	how we account for various items.

HOW WE REPORT OUR RESULTS

We report our results using:

•	consolidated financial statements;
•	our business segments;
•	estimates; and
•	a fiscal year that ends on the last Sunday of the calendar year.

CONSOLIDATION

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities that we control, including:

•	majority-owned domestic and foreign subsidiaries; and
•	variable interest entities in which we are the primary beneficiary.

They do not include our intercompany transactions and accounts, which are eliminated.

We account for investments in and advances to unconsolidated equity affiliates using the equity method, with taxes provided on undistributed earnings. This means that we record earnings and accrue taxes in the period that the earnings are recognized by our unconsolidated equity affiliates.

We report our financial results and condition in two groups:

•	Weyerhaeuser – our forest products-based operations, principally the growing and harvesting of timber and the manufacture, distribution and sale of forest products; and
•	Real Estate – our real estate development and construction operations and our other real estate-related activities.

Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “we” and “our” refer to the consolidated company, including both Weyerhaeuser and Real Estate.

OUR BUSINESS SEGMENTS

We are principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our business segments are primarily organized based on products and services.

Our Business Segments and Products

Segment	Products and Services
Timberlands	Logs, chips and timber
Wood Products	Softwood lumber, engineered lumber, structural panels, hardwood lumber, and building materials distribution
Cellulose Fibers	Pulp and liquid packaging board
Fine Paper (divested in 2007)	Business, printing, publishing and converting paper products
Containerboard, Packaging and Recycling	Containerboard, packaging and recycling
Real Estate	Real estate development, construction and sales
Corporate and Other	International wood products, governance related corporate support activities and transportation

We also transfer raw materials, semifinished materials and end products between our business segments. Because of this intracompany activity, accounting for our business segments involves:

•	allocating joint conversion and common facility costs according to usage by our business segment product lines; and
•	using current market values for the pricing of products transferred between our business segments.

FOREIGN CURRENCY TRANSLATION

Local currencies are the functional currencies for most of our operations outside the U.S. We translate the local currencies into U.S. dollars as follows:

•	assets and liabilities – at the exchange rates in effect as of our balance sheet date; and
•	revenues and expenses – at average monthly exchange rates throughout the year.

USE OF ESTIMATES

We prepare our financial statements according to U.S. generally accepted accounting principles. This requires us to make estimates and assumptions during our reporting periods and at the date of our financial statements. The estimates and assumptions affect our:

•	reported amounts of assets, liabilities and equity;
•	disclosure of contingent assets and liabilities; and
•	reported amounts of revenues and expenses.

Our actual results can and do differ from those estimates and assumptions.

OUR FISCAL YEAR

Our fiscal year ends on the last Sunday of the calendar year. As a result, our fiscal year can vary from 52 weeks to 53 weeks. For the last three years:

•	fiscal year 2007 had 52 weeks;
•	fiscal year 2006 had 53 weeks; and
•	fiscal year 2005 had 52 weeks.

CHANGES IN HOW WE REPORT OUR RESULTS

We implemented three accounting changes in 2007, none of which had a material effect on our financial position, results of operations or cash flows. There are four accounting changes that are scheduled to take effect in 2008 or 2009. In addition, we have reclassified certain balances and results from prior years to make them consistent with our current reporting.

ACCOUNTING CHANGES WE IMPLEMENTED IN 2007

We changed how we account for the following in 2007:

•	income tax uncertainties;
•	planned major maintenance activities; and
•	oil and gas and leasing revenues.

Accounting for Income Tax Uncertainties

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Interpretation 48 clarifies how and when uncertain income tax positions are to be recognized and disclosed in financial statements. The cumulative effects of adopting this interpretation were a:

•	$1 million increase to beginning retained earnings;
•	$23 million decrease to net deferred tax liabilities; and
•	$22 million increase to current income taxes payable.

Accounting for Planned Major Maintenance Activities

Effective January 1, 2007, we changed to the expense-as-incurred method of accounting for planned annual maintenance costs in our primary manufacturing mills. We had been using the accrue-in-advance method of accounting during interim reporting periods. However, FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities – issued in September 2006 – disallowed the accrue-in-advance method. In applying the change for all 2006 interim periods, we:

•	eliminated the liability recorded from the accrue-in-advance methodology; and
•	recorded the annual maintenance costs in the interim periods in which they were incurred.

There were no adjustments to our annual results of operations because of this accounting change.

Accounting for Oil and Gas and Leasing Revenues

During the second quarter of 2007, we changed to the accrual basis of accounting for oil and gas revenues, as well as for revenues associated with leasing our timberlands for recreational use. We previously used the cash basis of accounting for these activities. This accounting change resulted in a pretax charge of $7 million during the second quarter of 2007.

ACCOUNTING CHANGES THAT TAKE EFFECT IN 2008 AND 2009

The four accounting changes that are scheduled to take effect in 2008 or 2009 relate to:

•	Fair value measurements;
•	Fair value option;
•	Business combinations; and
•	Noncontrolling interests.

Fair Value Measurements

Statement 157 – Statement of Financial Accounting Standards No. 157, Fair Value Measurements – is partially effective in the first quarter of our fiscal year 2008 and will be fully effective by the first quarter of our fiscal year 2009. Issued by the FASB in September 2006, Statement 157:

•	provides a common definition of fair value;
•	establishes a framework for measuring fair value in generally accepted accounting principles; and
•	expands disclosure about fair value instruments.

It applies when other accounting standards require or permit fair value measurements. However, it will not require new fair value measurements. We expect Statement 157 will not have a material effect on our financial position, results of operations or cash flows, but may require additional disclosures.

Fair Value Option

Statement 159 – Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 – takes effect in the first quarter of our fiscal year 2008. Issued by the FASB in February 2007, Statement 159 provides an option – through an initial irrevocable instrument-by-instrument election – for entities to carry most financial assets and liabilities at fair value. Any changes in the fair value are recorded in earnings. The statement also establishes some additional disclosure requirements. We will not adopt the fair value option for any of our existing financial instruments.

Business Combinations

Statement 141R – Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations – takes effect in the first quarter of our fiscal year 2009. Issued by the FASB in December 2007, Statement 141R will be applied to

Weyerhaeuser Company 2007 Annual Report and Form 10-K	67

business combinations occurring after the effective date. Statement 141R:

•	expands the definition of a business; and
•

changes the accounting for business combinations, including how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.

Statement 141R will be applicable to future business combinations, but will not have a material effect on our financial position, results of operations or cash flows prior to such acquisitions.

Noncontrolling Interests

Statement 160 – Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 – takes effect in the first quarter of our fiscal year 2009. Issued by the FASB in December 2007, Statement 160:

•	changes the accounting for noncontrolling (minority) interests in consolidated financial statements;
•	requires noncontrolling interests to be presented as a separate component of equity;
•	changes the income statement presentation of income or losses attributable to noncontrolling interests; and
•	revises the accounting for both increases and decreases in a parent’s controlling ownership interest.

We are currently assessing the effect Statement 160 may have on our financial position, results of operations or cash flows.

RECLASSIFICATIONS

We have reclassified certain balances and results from prior years for consistency with our fiscal year 2007 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or shareholders’ interest.

•

Note 3: Discontinued Operations and Assets Held for Sale provides a summary of the results of discontinued operations, certain assets held for sale and the balances and results associated with discontinued operations.

•

Intercompany loans and advances between Weyerhaeuser and Real Estate have been classified as operating, investing or financing activities in the Consolidated Statement of Cash Flows based on the perspective of each entity and the characteristics of the underlying cash flows.

HOW WE ACCOUNT FOR VARIOUS ITEMS

This section provides information about how we account for certain key items related to:

•	capital investments;
•	financing our business; and
•	operations.

ITEMS RELATED TO CAPITAL INVESTMENTS

Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands, impairment of long-lived assets, goodwill and real estate.

Property and Equipment

We maintain property accounts on an individual asset basis. Here’s how we handle major items:

•	Improvements to and replacements of major units of property are capitalized.
•	Maintenance, repairs and minor replacements are expensed.
•	Depreciation is calculated using a straight-line method at rates based on estimated service lives.
•	Logging railroads and truck roads are generally amortized as timber is harvested at rates based on the volume of timber estimated to be removed.
•	For property sold or retired, cost and accumulated depreciation are removed from the accounts and the gain or loss is included in earnings.

Timber and Timberlands

We carry timber and timberlands at cost less depletion charged to disposals. Depletion refers to the carrying value of timber that is harvested, lost as a result of casualty, or sold.

Key activities affecting how we account for timber and timberlands include:

•	reforestation;
•	depletion; and
•	forest management in Canada.

Reforestation. Generally, we capitalize as reforestation all initial site preparation and planting costs. We transfer reforestation to a merchantable timber classification when the timber is considered harvestable. That occurs after:

•	15 years in the South; and
•	30 years in the West.

Generally, we expense costs after the first planting as they are incurred. These costs are considered to be maintenance of the forest:

•	fertilization;
•	vegetation and insect control;
•	pruning and precommercial trimming; and
•	property taxes and interest.

Accounting practices for these costs do not change when timber becomes merchantable and harvesting starts.

Depletion. To determine depletion rates, we divide the net carrying value of timber by the related volume of timber estimated to be available over the growth cycle. To determine the growth cycle volume of timber, we consider:

•	regulatory and environmental constraints affecting operable acres;
•	our management strategies;
•	inventory data improvements;
•	growth rate revisions and recalibrations; and
•	known dispositions and inoperable acres.

We include the cost of timber harvested in the carrying values of raw materials and product inventories. As these inventories are sold to third parties, we include them in the cost of products sold.

Forest management in Canada. We hold forest management licenses in various Canadian provinces that are:

•	granted by the provincial governments;
•	for initial periods of 15 to 25 years; and
•	renewable every five years provided that we meet reforestation, operating and management guidelines.

Calculation of the fees we pay on the timber we harvest:

•	varies from province to province;
•	is tied to product market pricing; and
•	depends upon the allocation of land management responsibilities in the license.

Impairment of Long-Lived Assets

We review long-lived assets, including Real Estate, and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impaired assets held for use are written down to fair value. Impaired assets held for sale are written down to fair value less cost to sell. We determine fair value based on:

•	appraisals;
•	market pricing of comparable assets;
•	discounted value of estimated cash flows from the asset; and
•	replacement values of comparable assets.

Goodwill

Goodwill is the purchase price minus the fair value of net assets acquired when we buy another entity. We assess goodwill for impairment:

•	using a fair-value-based approach; and
•	at least annually – at the beginning of the fourth quarter of our fiscal year.

ITEMS RELATED TO FINANCING OUR BUSINESS

Key items related to financing our business include cash and cash equivalents, derivatives, financial instruments and accounts payable.

Financial Instruments

We estimate the fair value of financial instruments where appropriate. The assumptions we use – including the discount rate and estimates of cash flows – can significantly affect our fair value amounts. Our fair values are estimates and may not necessarily match the amounts we would realize upon sale or settlement of our financial positions.

Derivatives

We use well-defined financial contracts to help manage risks associated with:

•	foreign exchange rates;
•	interest rates; and
•	commodity prices.

We measure derivatives at fair value and present them as assets and liabilities on our Consolidated Balance Sheet.

Certain of our purchase and sale contracts have elements that meet the accounting definition of derivatives. We do not account for these contracts as derivatives, however, because we expect the purchases and sales to occur and these contracts qualify for the “normal purchases or normal sales” exclusion.

Cash flow hedges. We have certain commodity contracts – primarily related to the purchase of energy – that effectively lock in the purchase price of the commodities and that have been designated as cash flow hedges. We account for cash flow hedges as follows:

•	Changes in the fair value of the commodity contracts are recorded directly in equity as part of cumulative other comprehensive income.
•	The ineffective portion of the hedges is recognized in earnings in the periods that the ineffectiveness occurs.
•

When the forecasted transactions that are the subject of the hedges occur, the portion of the accumulated gains and losses applicable to the forecasted transactions that have occurred are reclassified from equity to earnings.

Opportunity for credit-related gains and exposure to credit-related losses. Our use of derivative financial instruments resulted in gains (losses) of approximately:

•	$(24) million in 2007;
•	$12 million in 2006; and
•	$22 million in 2005.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	69

An exposure to credit-related losses could result in an event of nonperformance by counterparties to financial instruments. However, we expect no counterparty will fail to meet their obligations. Exposure in a derivative contract is the net difference between what each party is required to pay according to the terms of the contract. Notional amounts do not represent amounts exchanged by the parties. As a result, notional amounts are not a measure of exposure through the use of derivatives.

The annual notional amounts of our derivative financial instruments were:

•	$100 million at December 30, 2007; and
•	$191 million at December 31, 2006.

The aggregate notional amounts of our derivative financial instruments were:

•	$114 million at December 30, 2007; and
•	$201 million at December 31, 2006.

Cash and Cash Equivalents

Cash equivalents are short-term investments with original maturities of 90 days or less. We state short-term investments at cost, which approximates market.

Accounts Payable

Our banking system replenishes our major bank accounts daily as checks we have issued are presented for payment. As a result, we have negative book cash balances as a result of outstanding checks that have not yet been paid by the bank. We reflect these negative balances in accounts payable on our Consolidated Balance Sheet. Changes in these negative cash balances are reported as financing activities in our Consolidated Statements of Cash Flows. Negative book cash balances were:

•	$164 million at December 30, 2007; and
•	$254 million at December 31, 2006.

ITEMS RELATED TO OPERATIONS

Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, share-based compensation, pension plans and other postretirement plans and environmental remediation.

Revenue Recognition

Our forest products-based operations recognize revenue differently from how our Real Estate operations do. Our Forest Products operations generally recognize revenue upon shipment to customers. For certain export sales, title does not transfer until the product reaches the foreign port. For these sales, revenue is recognized when title transfers at the foreign port.

Our Real Estate operations recognize revenue when:

•	closings have occurred;
•	required down payments have been received;
•	title and possession have been transferred to the buyer; and
•	all other criteria for sale and profit recognition have been satisfied.

Inventories

We state inventories at the lower of cost or market. Cost includes labor, materials and production overhead. We use LIFO – the last-in, first-out method – for certain of our domestic raw materials, in process and finished goods inventories. Our LIFO inventories for continuing operations were:

•	$420 million at December 30, 2007; and
•	$478 million at December 31, 2006.

We use FIFO – the first-in, first-out method – or moving average cost methods for the balance of our domestic raw materials and product inventories, as well as for all materials and supplies inventories and all foreign inventories. If we used FIFO for all inventories, our stated product inventories would have been higher by:

•	$246 million at December 30, 2007; and
•	$233 million at December 31, 2006.

Shipping and Handling Costs

We classify shipping and handling costs in the costs of products sold in our Consolidated Statement of Earnings.

Income Taxes

We account for income taxes under the liability method. We adopted Interpretation 48 on January 1, 2007. Under Interpretation 48, unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the company has taken on previously filed tax returns are not sustained. In accordance with the company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense and current taxes payable. This policy did not change as a result of Interpretation 48.

We recognize deferred tax assets and liabilities for:

•	future tax consequences due to differences between the carrying amounts for financial purposes and the tax bases of certain items; and
•	operating loss and tax credit carryforwards.

To measure deferred tax assets and liabilities, we:

•	determine when the differences between the carrying amounts and tax bases of affected items are expected to be recovered or resolved; and

•	use enacted tax rates expected to apply to taxable income in those years.

Share-Based Compensation

We account for share-based compensation according to FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R). This statement requires us to measure the fair value of share-based awards on the dates they are granted or modified. These measurements establish the cost of the share-based awards for accounting purposes. We then recognize the cost of share-based awards in our Consolidated Statement of Earnings over the employee’s required service period. Note 18: Share-Based Compensation provides more information about our share-based compensation.

Pension and Other Postretirement Benefit Plans

We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans on our balance sheet and recognize changes in that funded status, in the year in which the changes occur, through comprehensive income.

The amount of the pension and other postretirement benefit obligations and the net periodic benefit cost to be recognized during the period are determined by actuarial valuations. The net periodic benefit cost for the period includes the following:

•	cost of benefits provided in exchange for employees’ services rendered during the year;
•	interest cost of the obligations;
•	expected long-term return on fund assets;
•	amortization of the actual changes in the fair value of fund assets are over three years;
•	gains or losses on plan settlements and curtailments;
•	amortization of prior service costs and plan amendments over the average remaining service period of the active employee group covered by the plans; and
•

amortization of cumulative unrecognized net actuarial gains and losses, generally in excess of 10 percent of the greater of the accrued benefit obligation or market-related value of plan assets at the beginning of the year, over the average remaining service period of the active employee group covered by the plans.

Pension Plans We have pension plans covering most of our employees. Determination of benefits differs for salaried and hourly employees:

•	For salaried employees, benefits are based on each employee’s highest monthly earnings for five consecutive years during the final 10 years before retirement.
•	For hourly employees, benefits generally are stated amounts for each year of service and for unionized employees, benefits are set through collective bargaining agreements.

We contribute to our U.S. and Canadian pension plans according to established funding standard. The standards applicable for the plans are:

•	U.S. pension plans – according to the Employee Retirement Income Security Act of 1974; and
•	Canadian pension plans – according to the applicable Provincial Pension Benefits Act and the Income Tax Act.

Postretirement Benefits Other Than Pensions We provide certain postretirement health care and life insurance benefits for some retired employees. All our salaried employees and some hourly employees may become eligible for these benefits when they retire.

Environmental Remediation

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when the recovery is deemed probable.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	71

NOTE 2: BUSINESS SEGMENTS

Our business segments and how we account for those segments are discussed in Note 1: Summary of Significant Accounting Policies. This note provides key financial data by business segment.

DISCONTINUED OPERATIONS

We have disposed of various businesses and operations that are included in the segment results below. See Note 3: Discontinued Operations and Assets Held for Sale for detailed information regarding our discontinued operations and the segments affected.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Management evaluates segment performance based on the contributions to earnings of the respective segments.

An analysis and reconciliation of the company’s business segment information to the respective information in the consolidated financial statements is as follows:

Sales, Revenues and Contributions to Earnings

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	Timberlands	Wood Products	Cellulose Fibers	Fine Paper	Containerboard, Packaging and Recycling	Real Estate	Corporate and Other	Discontinued Operations and Intersegment Eliminations(1)	Consolidated
Sales to and revenues from unaffiliated customers
2007	$910	$5,699	$1,832	$459	$5,168	$2,359	$444	$(563)	$16,308
2006	$1,016	$7,902	$1,956	$2,645	$4,912	$3,335	$484	$(3,579)	$18,671
2005	$1,047	$9,278	$1,736	$2,600	$4,707	$2,915	$600	$(4,038)	$18,845
Intersegment sales
2007	$1,328	$230	$40	$43	$9	$—	$58	$(1,708)	$—
2006	$1,675	$236	$125	$261	$55	$—	$33	$(2,385)	$—
2005	$1,794	$235	$160	$205	$81	$—	$29	$(2,504)	$—
Contribution (charge) to earnings (continuing and discontinued operations)
2007	$634	$(734)	$229	$20	$382	$204	$468	$—	$1,203
2006	$767	$464	$142	$(647)	$263	$723	$(223)	$—	$1,489
2005	$784	$485	$2	$(446)	$(5)	$734	$166	$—	$1,720
(1) Sales to and revenues from unaffiliated customers are adjusted to exclude discontinued operations. Intersegment sales are adjusted to exclude intersegment eliminations.

Reconciliation of Contribution to Earnings to Net Earnings

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 30, 2007 (DOLLAR AMOUNTS IN MILLIONS)
	2007	2006	2005
Total contributions to earnings	$1,203	$1,489	$1,720
Interest expense (Weyerhaeuser only) (continuing and discontinued operations)	(592)	(615)	(739)
Less capitalized interest (Weyerhaeuser only)	118	84	59
Earnings before income taxes (continuing and discontinued operations)	729	958	1,040
Income (taxes) benefit (continuing and discontinued operations)	61	(505)	(307)
Net earnings	$790	$453	$733

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	Timberlands	Wood Products	Cellulose Fibers	Fine Paper	Containerboard, Packaging and Recycling	Real Estate	Corporate and Other	Discontinued Operations and Intersegment Eliminations	Consolidated
Depreciation, depletion and amortization
2007	$119	$268	$148	$47	$297	$23	$72	$(51)	$923
2006	$122	$298	$171	$280	$304	$25	$83	$(311)	$972
2005	$122	$321	$171	$314	$310	$16	$83	$(377)	$960
Charges (reversals) for restructuring
2007	$1	$20	$3	$—	$2	$—	$11	$—	$37
2006	$(1)	$(1)	$—	$1	$21	$—	$2	$(1)	$21
2005	$1	$10	$1	$4	$—	$—	$5	$(4)	$17
Charges for closure of facilities
2007	$—	$115	$(1)	$2	$9	$—	$1	$(2)	$124
2006	$1	$59	$(3)	$15	$14	$—	$26	$(40)	$72
2005	$6	$99	$17	$432	$137	$—	$4	$(504)	$191
Equity in income (loss) of equity affiliates and unconsolidated entities
2007	$—	$(6)	$(3)	$—	$—	$25	$11	$—	$27
2006	$—	$(6)	$14	$—	$—	$58	$(1)	$—	$65
2005	$—	$(5)	$13	$—	$—	$57	$(14)	$—	$51
Capital expenditures
2007	$68	$244	$104	$2	$190	$18	$98	$—	$724
2006	$62	$191	$190	$62	$234	$25	$110	$—	$874
2005	$59	$161	$230	$87	$221	$18	$117	$—	$893
Investments in and advances to equity affiliates and unconsolidated entities
2007	$—	$3	$189	$—	$—	$58	$164	$—	$414
2006	$—	$4	$191	$—	$—	$72	$304	$—	$571
2005	$—	$5	$181	$—	$—	$61	$300	$—	$547
Total Assets
2007	$4,242	$3,573	$2,624	$—	$5,090	$3,780	$6,841	$(2,344)	$23,806
2006	$4,173	$3,966	$2,815	$3,451	$5,204	$3,624	$5,616	$(1,987)	$26,862
2005	$4,169	$4,319	$2,797	$4,419	$5,309	$2,907	$5,836	$(1,527)	$28,229

Weyerhaeuser Company 2007 Annual Report and Form 10-K	73

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Certain reclassifications in our Consolidated Financial Statements have been made to reflect discontinued operations.

OPERATIONS INCLUDED IN DISCONTINUED OPERATIONS

Discontinued Operations

Operations	Disposition	Business segment where activities were included	Pretax gain on sale and the segment that recorded the gain
Fine paper business and related assets (Domtar Transaction)	Divested 2007 – first quarter	Fine Paper, Cellulose Fibers, Wood Products and Timberlands	$606 million gain in Corporate and Other
Irish composite panel operations	Sold 2006 – fourth quarter	Corporate and Other	$45 million gain in Corporate and Other
North American composite panel operations	Sold 2006 – third quarter	Wood Products	$51 million gain in Wood Products
French composite panel operations	Sold 2005 – fourth quarter	Corporate and Other	$57 million gain in Corporate and Other
B.C. Coastal operations	Sold 2005 – second quarter	Timberlands and Wood Products	$63 million gain in Corporate and Other

OUR FINE PAPER BUSINESS AND RELATED ASSETS – DOMTAR TRANSACTION

On March 7, 2007, we completed the following set of transactions:

•	a series of transfers and other transactions resulting in our Fine Paper business and related assets becoming wholly-owned by Domtar Corporation;
•	the distribution of shares of Domtar Corporation to our shareholders in exchange for 25 million shares of our common stock; and
•	the acquisition of Domtar, Inc., an unaffiliated Canadian corporation, by Domtar Corporation.

Collectively, these transactions are referred to as the “Domtar Transaction.”

We also received $1.35 billion of cash proceeds in connection with the Domtar Transaction that were used to pay down debt. We do not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction. Interest expense included in discontinued operations primarily reflects an estimate of interest expense related to the debt that was paid with the proceeds from the Domtar Transaction.

Prior to distributing Domtar Corporation shares to our shareholders, Domtar Corporation was a wholly-owned subsidiary of our company. Concurrent with the distribution to shareholders, Domtar Corporation ceased being a subsidiary of our company.

The operating assets divested as part of the Domtar Transaction are referred to as “Fine Paper and related assets” or the “Fine Paper business and related assets” and included the following:

•

Fine Paper – the Fine Paper business including seven paper mills and one coated groundwood mill with a combined capacity of 2.9 million tons, and 16 paper converting facilities with a total capacity of 2.0 million tons;

•	Cellulose Fibers – five cellulose fiber manufacturing facilities with total capacity of 0.8 million tons;
•	Wood Products – one sawmill with a capacity of 160 million board feet; and
•	Timberlands – forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

Also included in the Fine Paper and related assets divested were:

•	the Prince Albert, Saskatchewan pulp and paper facility that the company closed in the first quarter of 2006; and
•	sawmills in Big River and Wapawekka, Saskatchewan that were closed in the second quarter 2006.

Components of the Net Gain on the Domtar Transaction

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Cash	$1,350
Common shares tendered (25,490,194 shares at $85.99 per share)	2,192
3,542
Less:
Net book value of contributed assets	(2,901)
Costs not reimbursed	(35)
(2,936)
Pretax gain	606
Tax benefit	89
Net gain on divestiture	$695

The U.S. portion of the transaction resulted in a gain that is not taxable while the Canadian portion of the transaction resulted in a net loss for which we have recognized a tax benefit. The net pretax gain on the Domtar Transaction is recorded in the Corporate and Other segment and includes:

•	$629 million gain recognized in the first quarter of 2007;
•	a $4 million reduction in the second quarter of 2007 for additional expense; and

•	a reduction of $19 million in the fourth quarter, due primarily to changes in estimates related to deferred taxes.

We also recognized:

•	a net tax benefit of $92 million in the first quarter of 2007; and
•	tax expense of $3 million in the fourth quarter of 2007.

These net tax benefits were largely due to the rollout of temporary differences on the assets sold in Canada. The finalization of certain matters may result in additional adjustments in future periods.

IRISH COMPOSITE PANEL OPERATIONS

Selling our Irish composite panel operations in 2006 produced:

•	a pretax gain of $45 million;
•	related tax expense of $4 million;
•	a net gain of $41 million; and
•	net proceeds of $86 million, including working capital.

We sold these operations to Coillte Teoranta. The sale included one facility with an annual production capacity of 230 million square feet of medium density fiberboard.

NORTH AMERICAN COMPOSITE PANEL OPERATIONS

Selling our North American composite panel operations in 2006 produced:

•	a pretax gain of $51 million;
•	related tax expense of $18 million;
•	a net gain of $33 million; and
•	net proceeds of $187 million, including working capital.

We sold these operations to Flakeboard America Ltd., a wholly owned subsidiary of Flakeboard Company Ltd. The sale included six composite panel mills with a combined annual production capacity of 1.1 billion square feet of medium density fiberboard and particleboard.

FRENCH COMPOSITE PANEL OPERATIONS

Selling our French composite panel operations in 2005 produced:

•	a pretax gain of $57 million;
•	related tax expense of $23 million;
•	a net gain of $34 million; and
•	net proceeds of $84 million, including working capital.

We sold these operations to Financiera Maderera S.A. The sale included two composite panel manufacturing operations with a combined annual production capacity of 330 million square feet.

B.C. COASTAL

Selling our B.C. Coastal operations in 2005 produced:

•	a pretax gain of $63 million;
•	tax benefit of $46 million;
•	a net gain of $109 million; and
•	net proceeds of $1.1 billion, including working capital.

Our $46 million tax benefit was the difference between our:

•	$185 million deferred tax benefit on the assets included in the sale; and
•	$139 million current tax expense on the taxable gain from the sale.

In addition, we recognized an $8 million out-of-period charge in the third quarter of 2006 to write off additional goodwill associated with these operations.

We sold our B.C. Coastal operations to Coastal Acquisition Ltd., a wholly-owned subsidiary of Brascan Corporation. The sale included:

•	635,000 acres – 258,000 hectares – of private timberlands;
•	annual harvesting rights to 3.6 million cubic meters of timber subject to public timber leases;
•	five softwood lumber sawmills with a combined annual production capacity of 690 million board feet; and
•	two remanufacturing facilities.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	75

NET EARNINGS FROM DISCONTINUED OPERATIONS

Our net earnings (loss) from discontinued operations for the last three years were:

•	$739 millions in 2007;
•	$(611) millions in 2006; and
•	$(216) millions in 2005.

Sales, Earnings and Gains (Losses) From Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Net sales	$563	$3,579	$4,038
Income (loss) from operations	$82	$(579)	$(463)
Interest income (expense) and other	(17)	(95)	(96)
Income tax benefit (expense)	(21)	(3)	200
Net earnings (loss) from operations	44	(677)	(359)
Net gain (loss) on sale (after-tax):
Gain on the divestiture of fine paper and related assets	695	—	—
Irish composite panel operations	—	41	—
North American composite panel operations	—	33	—
French composite panel operations	—	—	34
B.C. Coastal operations	—	(8)	109
Net earnings (loss) from discontinued operations	$739	$(611)	$(216)

Net earnings (loss) from operations includes the following pretax items:

•	2007 – a gain of $43 million on a legal settlement related to the Dryden, Ontario facility we received in the third quarter of 2007. See Note 21: Other Operating Costs (Income), Net;
•	2006 – a charge of $749 million for the impairment of goodwill associated with the fine paper reporting unit; and
•	2005 – charges of $504 million for facility closures, including the Prince Albert, Saskatchewan pulp and paper facility and sawmills in Big River and Wapawekka, Saskatchewan.

CARRYING VALUE OF ASSETS AND LIABILITIES

The following table shows carrying values for assets and liabilities classified as discontinued operations as of December 31, 2006.

Carrying Value of Assets and Liabilities

December 31, 2006
Assets
Cash and cash equivalents	$—
Receivables, less allowances	339
Inventories	516
Prepaid expenses	15
Total current assets	870
Property and equipment, net	2,948
Construction in progress	12
Timber and timberlands at cost, less depletion charged to disposals	1
Goodwill	18
Deferred pension and other assets	32
Total noncurrent assets	3,011
Total assets	$3,881
Liabilities
Current maturities of long-term debt	$6
Accounts payable	100
Accrued liabilities	152
Total current liabilities	258
Deferred income taxes	680
Deferred pension, other postretirement benefits, and other liabilities	37
Total noncurrent liabilities	717
Total liabilities	$975

ASSETS HELD FOR SALE

In February 2007, we announced our intent to sell our Canadian and select U.S. building materials distribution centers. In the second quarter of 2007, we sold our Canadian distribution facilities to Platinum Equity of Los Angeles, California. Certain assets of the Canadian facilities are classified as held for sale on the accompanying Consolidated Balance Sheet as of December 31, 2006, and include:

•	inventories of $58 million; and
•	accounts receivable of $47 million.

Under the terms of sale, we will continue to sell wood products through these Canadian distribution centers. As a result of this continuing involvement, the operations of these facilities do not meet the technical accounting requirements of discontinued operations and, therefore, have not been included in discontinued operations in the accompanying Consolidated Financial Statements.

In connection with the sale of the Canadian distribution facilities, we:

•	recognized pretax charges of $38 million during 2007, including $22 million for the impairment of goodwill; and
•	received approximately $100 million in cash proceeds from the sale in the second quarter of 2007.

As announced in the first quarter of 2007, we are pursuing alternatives for certain U.S. building materials distribution centers. As of December 30, 2007, transactions related to the U.S. distribution centers have not had a material impact on our Consolidated Financial Statements. The centers that are still included in our operations do not represent a material portion of our Consolidated Balance Sheet and have not been reclassified as Assets Held for Sale.

NOTE 4: NET EARNINGS PER SHARE

Our basic net earnings per share – without considering the dilutive effect of our share-based awards – for the last three years was:

•	$3.60 in 2007;
•	$1.85 in 2006; and
•	$3.00 in 2005.

Our net earnings per diluted share for the last three years was:

•	$3.59 in 2007;
•	$1.84 in 2006; and
•	$2.98 in 2005.

This note provides details about:

•	how we calculate basic and diluted net earnings per share;
•	our stock repurchase program; and
•	our shares with an anti-dilutive effect.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

“Basic earnings” per share is net earnings divided by the weighted average number of our outstanding common and exchangeable shares.

“Diluted earnings” per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common and exchangeable shares; and
•	effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options;
•	restricted stock units; or
•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

Components of Our Basic and Diluted Earnings per Share

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS
	2007	2006	2005
Earnings from continuing operations	$51	$1,064	$949
Earnings from discontinued operations	739	(611)	(216)
Net earnings available for common and exchangeable shareholders	$790	$453	$733
Weighted average outstanding shares of common and exchangeable stock (basic)	219,305	244,931	244,447
Dilutive effect of share-based awards	972	849	1,167
Common and exchangeable stock and stock equivalents (diluted)	220,277	245,780	245,614
Basic earnings per share:
Continuing operations	$0.23	$4.35	$3.88
Discontinued operations	3.37	(2.50)	(0.88)
Net earnings	$3.60	$1.85	$3.00
Diluted earnings per share:
Continuing operations	$0.23	$4.33	$3.86
Discontinued operations	3.36	(2.49)	(0.88)
Net earnings	$3.59	$1.84	$2.98

The decrease in the basic weighted average number of shares outstanding from the 2006 periods reflects:

•	the cancellation of 25,490,194 shares as part of the Domtar Transaction in March 2007; and
•	the repurchase of 17,826,200 shares since August 2006, including 6,999,400 shares during 2007.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	77

SHARES EXCLUDED FROM DILUTIVE EFFECT

Certain share-based awards were not included in the computation of diluted earnings per share because they were either anti-dilutive or the required performance conditions were not met:

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	2007	2006	2005
Options	1,601,099	3,453,366	30,300
Performance share units	155,931	296,559	—

NOTE 5: INVENTORIES

Weyerhaeuser inventories include raw materials, work-in-process and finished goods.

Weyerhaeuser Inventories as of the End of Our Last Two Fiscal Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Logs and chips	$69	$101
Lumber, plywood, panels and engineered lumber	346	457
Pulp and paper	99	402
Containerboard and packaging	235	270
Other products	191	214
Materials and supplies	315	485
	1,255	1,929
Less discontinued operations	—	(516)
Less assets held for sale	—	(58)
Total	$1,255	$1,355

HOW WE ACCOUNT FOR OUR INVENTORIES

The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we handle and account for our inventories.

NOTE 6: PROPERTY AND EQUIPMENT

Weyerhaeuser property and equipment includes land, buildings and improvements, machinery and equipment, rail and truck roads and other items.

Carrying Value of Weyerhaeuser Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 30, 2007	DECEMBER 31, 2006
Property and equipment, at cost:
Land	N/A	$282	$303
Buildings and improvements	10 –40	2,449	3,172
Machinery and equipment	2 – 25	12,640	17,900
Rail and truck roads	10 –20	584	575
Other	3 – 10	391	457
		16,346	22,407
Less discontinued operations		—	(6,445)
		16,346	15,962
Allowance for depreciation and amortization		(9,529)	(12,398)
Less discontinued operations		—	3,497
		(9,529)	(8,901)
Property and Equipment, net		$6,817	$7,061

SERVICE LIVES AND DEPRECIATION

The estimated service lives for Weyerhaeuser property and equipment are:

•	Buildings and improvements – generally at either the high end or low end of the range from 10 years to 40 years, depending on the type and performance of construction.
•	Assets we purchase in business combinations – the remaining useful lives of the assets as of the date we acquired them, which is typically shorter than assets we construct or buy new.

The maximum service lives for Weyerhaeuser machinery and equipment varies among our operations:

•	Timberlands – 15 years.
•	Wood products manufacturing facilities – 20 years.
•	Primary pulp and paper mills – 25 years.

Weyerhaeuser total depreciation expense was:

•	$859 million in 2007;
•	$1.2 billion in 2006; and
•	$1.2 billion in 2005.

NOTE 7: EQUITY AFFILIATES

We have investments in unconsolidated equity affiliates over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recognized by the affiliates.

This note provides information about:

•	our Weyerhaeuser equity affiliates; and
•	our Real Estate unconsolidated entities.

WEYERHAEUSER EQUITY AFFILIATES

Our Weyerhaeuser equity affiliates are all in businesses or have investments related to the forest products industry. Following is a listing of Weyerhaeuser equity affiliates as of December 30, 2007:

Details About Our Equity Affiliates

AFFILIATE	WHAT IT DOES	OUR OWNERSHIP
Liaison Technologies LLC	Develops and operates global, web-enabled, business-to-business connectivity, catalog content and timber trading services for the paper, forest products and affiliated industries	29 percent – joint venture
North Pacific Paper Corporation (NORPAC)	Owns and operates a newsprint manufacturing facility in Longview, Washington	50 percent – joint venture
Optiframe Software LLC	Develops whole-house design and optimization software for the building industry	50 percent – joint venture
RII Weyerhaeuser World Timberfund L.P.	Invests in timberlands and related assets outside the U.S., with a primary focus on plantation forests in Australia	50 percent – limited partnership
Colonvade S.A.	Acquires land and establishes pine and eucalyptus plantations in Uruguay	50 percent – joint venture
Los Piques S.A.	Operates forestry and a plywood mill in Uruguay	50 percent – joint venture
Vandora S.A.	Operates forestry in Uruguay	50 percent – joint venture

Following is a listing of additional Weyerhaeuser equity affiliate relationships that were in place during 2007:

Details About Our Equity Affiliates

AFFILIATE	WHAT IT DID	2007 TRANSACTIONS
Nelson Forests Joint Venture	Held Crown forest license cutting rights, freehold land and related assets on the south island of New Zealand	Equity interest was sold
RII Weyerhaeuser World Timberfund L.P.	50 percent-owned joint venture that owned Colonvade S.A. in Uruguay	Colonvade joint venture investment was distributed to owners
Southern Cone Timber Investors Limited	50 percent owned joint venture that owned the following entities: • Vandora S.A. • Los Piques S.A.	Joint venture investments were distributed to owners

During 2007, we began the process to restructure our ownership interests in Uruguay. In June 2007, our joint venture, RII Weyerhaeuser World Timberfund L.P., transferred all of its stock in Colonvade (Uruguay) to the joint owners, Weyerhaeuser International Holdings Ltd (a wholly owned subsidiary) and Global Forest Partners. In addition, Southern Cone Timber Investors Ltd (Southern Cone Timber) transferred all its investments, including Los Piques (Uruguay) and Vandora (Uruguay) joint ventures, to the joint owners, Weyerhaeuser International Holdings Ltd (a wholly owned subsidiary) and Global Forest Partners. This joint venture was dissolved. Through consolidation of our wholly owned subsidiaries, we have 50 percent ownership in each of these three Uruguay joint ventures. The assets of these joint ventures are expected to be partitioned to the joint-venture owners during the first quarter of 2008.

In October 2007, we sold our interest in Nelson Forests Joint Venture (Nelson Forests JV) and the related management company that was our wholly-owned subsidiary. We received net cash proceeds of approximately $161 million. We recognized a pretax gain on the sale of Nelson Forests JV and its management company of approximately $10 million in the fourth quarter of 2007, which is included in other operating costs, net, in the consolidated statement of earnings.

In July 2005, we sold our interest in MAS Capital Management Partners L.P. (MAS) for net cash proceeds of approximately $115 million. We recognized a pretax gain on the sale of MAS of approximately $115 million in the third quarter of 2005 which is included in interest income and other in the consolidated statement of earnings.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	79

Unconsolidated Financial Information of Weyerhaeuser Equity Affiliates

We use the equity method to account for unconsolidated financial information of our equity affiliates.

Assets and Liabilities of Weyerhaeuser Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006

Current assets	$169	$180
Noncurrent assets	$967	$1,143
Current liabilities	$157	$141
Noncurrent liabilities	$256	$266

Operating Results of Weyerhaeuser Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Net sales and revenues	$716	$695	$652
Operating income	$16	$27	$26
Net income	$11	$11	$12

Operating results includes information for Nelson Forests JV, Southern Cone Timber and MAS for the periods that we held an interest in these joint ventures.

Doing Business with Weyerhaeuser Affiliates

Doing business with our affiliates varies by the individual affiliate. We:

•	provide a varying mix of goods and services to some of our affiliates; and
•	buy finished products from some of our affiliates.

The goods and services we provide include:

•	raw materials;
•	management and marketing services;
•	support services; and
•	shipping services.

In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$68 million at December 30, 2007; and
•	$70 million at December 31, 2006.

REAL ESTATE UNCONSOLIDATED ENTITIES

We use the equity method to account for unconsolidated financial information for our real-estate unconsolidated entities.

Assets and Liabilities of Real Estate Unconsolidated Entities

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Current assets	$38	$64
Noncurrent assets	$836	$1,080
Current liabilities	$301	$85
Noncurrent liabilities	$307	$682

Results of Operations from Real Estate Unconsolidated Entities

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Net sales and revenues	$659	$113	$112
Operating income	$72	$64	$75
Net income	$62	$54	$64

Real Estate’s equity in income of unconsolidated entities for 2007 includes $22 million of pretax charges for the impairment of assets owned by equity-method investees.

NOTE 8: GOODWILL

Goodwill is the purchase price minus the fair value of net assets we’ve acquired through business acquisitions and combinations. This note includes information about:

•	changes in the carrying amount of our goodwill;
•	specific adjustments to goodwill; and
•	how we determine and annually assess goodwill.

Changes in the Carrying Amount of Goodwill During Our Last Two Fiscal Years

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	FINE PAPER	CONTAINERBOARD, PACKAGING AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 25, 2005	$40	$798	$108	$749	$1,275	$12	$2,982
Less discontinued operations	—	(7)	(11)	(749)	—	—	(767)
Balance as of December 25, 2005, excluding discontinued operations	40	791	97	—	1,275	12	2,215
Effect of foreign currency translation and other adjustments	—	7	—	—	—	2	9
Tax adjustments	—	(5)	(3)	—	(31)	—	(39)
Balance as of December 31, 2006	$40	$793	$94	$—	$1,244	$14	$2,185
Impairment of goodwill	—	(30)	—	—	—	—	(30)
Effect of foreign currency translation and other adjustments	—	50	—	—	—	2	52
Balance as of December 30, 2007	$40	$813	$94	$—	$1,244	$16	$2,207

SPECIFIC ADJUSTMENTS TO GOODWILL

During 2007, specific adjustments to the amount of goodwill we carry included:

•	$30 million for impairment of goodwill associated with the Canadian and certain U.S. building materials distribution centers; and
•	$52 million for the effect of foreign currency translation primarily related to the Wood Products segment.

During 2006, specific adjustments to the amount of goodwill we carry included:

•	$749 million for impairment of goodwill associated with the fine paper reporting unit included in discontinued operations; and
•	$39 million for tax adjustments related to the acquisition of Willamette Industries and MacMillan Bloedel.

HOW WE DETERMINE AND ACCOUNT FOR GOODWILL

The Goodwill section of Note 1: Summary of Significant Accounting Policies provides details about how we determine and annually assess the amount of goodwill we carry.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	81

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We sponsor several retirement programs for our employees.

This note provides details about:

•	types of plans that we sponsor;
•	funded status of plans that we sponsor;
•	pension assets;
•	activity of plans that we sponsor; and
•	actuarial assumptions.

TYPES OF PLANS THAT WE SPONSOR

The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.

In the U.S., our pension plans are:

•	qualified – plans that qualify under the Internal Revenue code; and
•	nonqualified – a plan for select employees that provides additional benefits not qualified under the Internal Revenue Code.

In Canada, our pension plans are:

•	registered – plans that are registered under the Income Tax Act and under the applicable provincial pension acts; and
•	nonregistered – plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts.

We also offer retiree medical and life insurance plans in the U.S. and Canada. These plans are referred to as Other Postretirement Benefit plans in the following disclosures.

Our qualified and registered pension plans and a portion of our nonregistered pension plan are funded plans. We contribute to these plans according to established funding standards. The nonqualified pension plan, a portion of the nonregistered pension plan and the other postretirement benefit plans are unfunded. For the unfunded plans, we pay benefits to retirees from general assets of the company as they come due.

Employee Eligibility and Accounting

The Pension and Other Postretirement Benefit Plans section of Note 1: Summary of Significant Accounting Policies provides information about employee eligibility for pension plans and postretirement health care and life insurance benefits as well as how we account for the plans and benefits.

Measurement Date

We measure the fair value of pension plan assets and pension and other postretirement benefit obligations as of the end of our fiscal year.

Implementation of Statement 158

We adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (Statement 158) in the fourth quarter of 2006. Statement 158 requires that on a prospective basis employers recognize the funded status of their defined benefit pension and other postretirement plans on their balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credit that have not been recognized as components of net periodic benefit cost.

FUNDED STATUS OF PLANS THAT WE SPONSOR

The funded status of the plans that we sponsor is determined by comparing the benefit obligation to the fair value of plan assets at the end of the year.

Changes in Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2007	2006	2007	2006
Reconciliation of benefit obligation:
Benefit obligation as of prior year-end	$5,406	$5,133	$1,136	$1,019
Service cost	129	147	22	26
Interest cost	282	291	60	62
Plan participants’ contributions	—	3	14	12
Actuarial (gains)/losses	(348)	172	(94)	92
Foreign currency exchange rate changes	152	—	32	—
Benefits paid	(496)	(354)	(78)	(69)
Plan amendments	2	12	—	(6)
Plan transfers	7	2	—	—
Curtailment gains	(37)	(1)	(48)	—
Settlements	(1)	—	—	—
Special termination benefits	15	1	1	—
Plan assumption by Domtar	(318)	—	—	—
Benefit obligation at end of year	$4,793	$5,406	$1,045	$1,136

Changes in the Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2007	2006	2007	2006
Fair value of plan assets at beginning of year (actual)	$6,567	$5,643	$—	$1
Actual return on plan assets	777	888	—	—
Foreign currency exchange rate changes	179	—	—	—
Employer contributions	36	67	64	56
Plan participants’ contributions	—	3	14	12
Benefits paid	(496)	(354)	(78)	(69)
Plan transfers	7	2	—	—
Special benefits – surplus reversion to members	(2)	—	—	—
Special benefits – surplus reversion to employer	(6)	—	—	—
Settlements	(1)	—	—	—
Plan assumption by Domtar	(354)	—	—	—
Fair value of plan assets at end of year (estimated)	$6,707	$6,249	$—	$—

The value of our pension assets on our fiscal year-end balance sheet is an estimated value. Due to the timing and nature of the underlying investments, the actual value may be different. At December 31, 2006, the estimated value of our pension plan assets was $6.2 billion. The actual value was $6.6 billion.

We reflect the funded status of our pension and other postretirement benefit plans on our Consolidated Balance Sheet. This table shows where these amounts are on our Consolidated Balance Sheet for the last two fiscal years.

Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2007	2006	2007	2006
Noncurrent assets	$2,084	$1,035	$—	$—
Current liabilities	(17)	(18)	(63)	(65)
Noncurrent liabilities	(153)	(174)	(982)	(1,071)
Funded status	$1,914	$843	$(1,045)	$(1,136)

The asset or liability on our Consolidated Balance Sheet representing the funded status of the plans is different than the cumulative income or expense that we have recognized related to these plans. These differences relate to gains (losses) and prior service costs that are deferred and that will be amortized into our periodic benefit costs in future periods. These unamortized amounts are recorded in cumulative other comprehensive income, which is a component of total shareholders’ interest on our Consolidated Balance Sheet.

Changes in Amounts Included in Cumulative Other Comprehensive Income

	PENSION	OTHER POSTRETIREMENT
	2007	2007
Net amount recognized at beginning of year	$6	$(214)
Net change during the year:
Net gain/loss:
Net gain arising during the year (pretax)	946	138
Amortization of net (gain) loss (pretax)	(36)	28
Taxes	(352)	(86)
Net gain (net of tax)	564	80
Prior service credit/cost:
Prior service credit (cost) arising during the year (pretax)	(2)	—
Amortization of prior service (credit) cost (pretax)	67	(15)
Taxes	(25)	—
Prior service credit (cost) (net of tax)	40	(15)
Net amount recognized during the year	604	65
Net amount recognized at end of year	$610	$(149)

The amounts for our other postretirement benefits for 2007 include a $66 million unamortized net gain related to the U.S. Medicare Part D subsidy. Because the subsidy is nontaxable, it affects the related effective tax rate. It results in a 52 percent effective tax rate for the deferred taxes related to the changes in unamortized net gain in cumulative other comprehensive income.

Accumulated Benefit Obligations Greater Than Plan Assets

As of December 30, 2007, pension plans with the accumulated benefit obligation greater than the plan assets had:

•	$196 million in projected benefit obligations;
•	$177 million in accumulated benefit obligations; and
•	assets with a fair value of $24 million.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	83

As of December 31, 2006, pension plans with the accumulated benefit obligation greater than the plan assets had:

•	$218 million in projected benefit obligations;
•	$203 million in accumulated benefit obligations; and
•	assets with a fair value of $29 million.

The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$4.4 billion at December 30, 2007; and
•	$5.0 billion at December 31, 2006.

PENSION ASSETS

Our Investment Policies and Strategies

Our investment policies and strategies guide and direct how we manage funds for the benefit plans we sponsor. These funds include our:

•	U.S. pension trust – funds our U.S. qualified pension plans;
•	Canadian pension trust – funds our Canadian registered pension plans; and
•	Retirement Compensation Arrangements – funds a portion of our Canadian nonregistered pension plans.

Our policies and strategies also include using sound practices to manage the risk exposure of investing these funds.

U.S. and Canadian Pension Trusts

Our U.S. pension trust holds the funds for our U.S. qualified pension plans while our Canadian pension trust holds the funds for our registered pension plans.

Our strategy within the trusts is to invest:

•	directly and via total return partnership swaps in a diversified mix of nontraditional investments; and
•	indirectly in derivatives to promote effective use of capital, increase returns and manage associated risk.

Our direct investments include:

•	hedge funds;
•	private equity;
•	opportunistic real estate; and
•	other externally managed alternative investment funds.

Our indirect investments include:

•	equity index derivatives; and
•	fixed income derivatives.

The overall return for our pension trusts includes:

•	returns earned on our direct investments; and
•	returns earned on the derivatives we use.

Retirement Compensation Arrangements

Retirement Compensation Arrangements fund a portion of our Canadian nonregistered plans.

Under Retirement Compensation Arrangements, our contributions get split:

•	50 percent to our investments in a portfolio of equities; and
•	50 percent to a noninterest-bearing refundable tax account held by Canada Revenue Agency – as required by Canadian tax rules.

The Canadian tax rules requirement means that – on average over time – approximately 50 percent of our Canadian nonregistered plans’ assets do not earn returns.

Managing Risk

All investments are subject to risk, and we manage it using sound practices and diversification.

Funds are exposed to risk through the indirect or derivative investments made by our U.S. pension trust and our Canadian pension trust.

The risk is primarily nonperformance by counterparties to the investments. However, we do not expect any counterparties to fail to meet their obligations. Also, no principal is at risk with these types of investments. Only the amount of unsettled net receivables is at risk.

We manage this risk through:

•	selection of counterparties with a defined minimum credit quality;
•	diversification;
•	settlement provisions; and
•	documented agreements.

Hedge funds and private partnerships. We manage these risks through:

•	selection and diversification of managers and strategies; and
•	use of limited-liability vehicles.

Portfolio risk. We manage this risk through:

•	diversification; and
•	constraining the risk profile within defined boundaries.

Allocation of Our Plan Assets

We report the allocation of assets for our:

•	qualified and registered pension plans; and
•	nonregistered plans.

We do not have target allocations for our direct investment portfolio or derivatives.

Qualified and Registered Pension Plans. The funds for our qualified and registered pension plans are in our U.S. pension trust and in our Canadian pension trust. This table shows how we have invested these funds.

Allocation of Assets for Our Qualified and

Registered Pension Plans

	DECEMBER 30, 2007	DECEMBER 31, 2006
Private equity and related funds	24.4%	26.3%
Real estate and related funds	3.3	3.9
Common stock and equity index instruments	0.3	0.9
Fixed income	11.4	15.5
Hedge funds	61.5	53.4
Net receivables	0.3	0.4
Accrued liabilities	(1.2)	(0.4)
Total	100.0%	100.0%

Nonregistered Plans. We invest 50 percent of the funds we contribute to our nonregistered pension plans. Under Canadian tax rules for Retirement Compensation Arrangements, the other 50 percent goes to a noninterest-bearing refundable tax account held by Canada Revenue Agency. The following table shows how we have invested the funds that we’re allowed to manage.

Allocation of Assets for Our Nonregistered Plans

	DECEMBER 30, 2007	DECEMBER 31, 2006
Equities	53%	54%
Cash and cash equivalents	47%	46%
Total	100%	100%

Fair Value of Derivatives Held by Pension Trusts

This table shows the fair value of the derivatives held by our pension trusts – which fund our qualified and registered plans – at the end of our last two fiscal years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006

Common stock and equity index instruments	$6	$54
Fixed income	—	31
Hedge funds	423	507
Net (payables) receivables	(34)	6
Total	$395	$598

Notional Amount of Derivatives Held by Pension Trusts

This table shows the notional amount of the derivatives held by our pension trusts – which fund our qualified and registered plans – at the end of our last two fiscal years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Common stock and equity index instruments	$756	$1,179
Fixed income	1,505	2,961
Hedge funds	3,075	2,802
Total	$5,336	$6,942

ACTIVITY OF PLANS THAT WE SPONSOR

Net Periodic Benefit Costs (Credits)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2007	2006	2005	2007	2006	2005

Net periodic benefit cost:
Service cost	$129	$147	$138	$22	$26	$22
Interest cost	282	291	277	60	62	55
Expected return on plan assets	(530)	(478)	(402)	—	—	—
Amortization of loss	1	19	33	28	35	27
Amortization of prior service cost	34	37	38	(10)	(9)	(9)
Special benefits – surplus reversion to members	2	—	—	—	—	—
Special benefits – surplus reversion to employer	6	—	—	—	—	—
Recognition of curtailment, settlement and/or special termination benefits due to closure, sale, or assumption by Domtar	53	2	(7)	(5)	—	—
Net periodic benefit cost (credit)	$(23)	$18	$77	$95	$114	$95

Weyerhaeuser Company 2007 Annual Report and Form 10-K	85

Estimated Amortization From Cumulative Other Comprehensive Income in 2008

Amortization of the net loss and prior service (credit) cost of our pension and postretirement benefit plans will affect our other comprehensive income in 2008. The net effect of the estimated amortization will be a decrease to net periodic benefit costs in 2008.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	POSTRETIREMENT	TOTAL
Net (gain) loss	$(26)	$20	$(6)
Prior service (credit) cost	$33	$(9)	$24
Net effect	$7	$11	$18

Expected Funding in 2008

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due. For 2008, we expect to:

•	have no obligation to contribute funds to our U.S. qualified pension plans;
•	contribute $17 million to our U.S. nonqualified pension plans;
•

contribute $3 million to our Canadian registered and nonregistered pension plans, including approximately $1 million of required funding. This is net of an anticipated reversion of surplus plan assets; and

•	contribute $63 million to our U.S. and Canadian other postretirement plans.

Canadian provincial regulators have approved a surplus sharing proposal for three of our Canadian registered plans. The share of surplus due to plan members was paid during 2007, along with most of the surplus to our company. There is a small amount of surplus that will be paid to our company and a few plan members in 2008. This amount is approximately $200,000.

Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from general assets of our company as they come due. Except for benefits provided to certain unionized employees, we retain the right to terminate other postretirement benefits. However, we do expect to continue to sponsor and pay benefits under these plans in 2008. The estimated 2008 funding of $63 million includes approximately $17 million of funding expected to be required to cover benefit payments under the contractual obligations.

Projected Benefit Payments

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS

2008	$297	$63
2009	$315	$64
2010	$325	$66
2011	$346	$68
2012	$368	$69
2013-2017	$2,075	$375
ACTUARIAL ASSUMPTIONS

We use actuarial assumptions in estimating our benefit obligations and our net periodic benefit costs.

Rates We Use in Estimating Our Benefit Obligations

In estimating our benefit obligations, we use assumptions that include:

•	discount rates in the U.S. and Canada; and
•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada.

Discount Rates and Rates of Compensation Used in Estimating Our Pension Plan and Other Postretirement Benefit Obligations

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 30, 2007	DECEMBER 31, 2006	DECEMBER 30, 2007	DECEMBER 31, 2006

Discount rate:
U.S.	6.50%	5.80%	6.50%	5.80%
Canada	5.50%	5.15%	5.50%	5.15%
Rate of compensation increase:
Salaried (U.S. and Canada)	3.50%	3.50%	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	N/A	N/A

Estimating Our Net Periodic Benefit Costs

In estimating our net periodic benefit costs, we use assumptions that drive the various components of those costs.

The assumptions we use include:

•	discount rates in the U.S. and Canada;
•	expected returns on our plan assets; and

•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada.

This table shows the discount rates, expected returns on our plan assets and rates of compensation increases we used over the last three years in estimating our net periodic benefit costs.

Rates Used in Estimating Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2007	2006	2005	2007	2006	2005
Discount rate:
U.S.	5.80%	5.90%	6.00%	5.80%	5.90%	6.00%
Canada	5.15%	5.15%	6.00%	5.15%	5.15%	6.00%
Expected return on plan assets:
Qualified/ registered plans	9.50%	9.50%	9.50%
Nonregistered plans	4.75%	4.75%	4.75%
Retiree life insurance				N/A	3.64%	3.79%
Rate of compensation increase:
Salaried (U.S. and Canada)	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Hourly:
U.S.	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	3.50%	N/A	N/A	N/A

Expected Return on Our Plan Assets

We report the expected return on assets for our:

•	qualified and registered pension plans; and
•	nonregistered plans.

Qualified and Registered Pension Plans. Our expected return on assets in our U.S. pension trust and our Canadian pension trust was 9.5 percent as of December 30, 2007. The expected return includes:

•	8.0 percent from direct investments; and
•	1.5 percent from derivatives.

These trusts fund our qualified and registered pension plans.

The expected return is our best estimate of the long-term return we expect from our U.S. pension trust. Since 1998, our Canadian pension trust investment strategy has mirrored the investment strategy of our U.S. pension trust.

Determining our expected return:

•	requires a high degree of judgment;
•	uses our historical fund returns as a base; and
•	places added weight on more recent pension plan asset performance.

Over the 23 years it has been in place, our U.S. pension trust investment strategy has achieved a 17.7 percent net compound annual return rate.

Our total actual return on assets held by our pension trusts was $777 million in 2007.

Actual Returns on Assets Held by Our Pension Trusts

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Direct investments	$745	$669	$305
Derivatives	32	217	171
Total	$777	$886	$476

Nonregistered Plans. Our expected overall annual return on assets that fund our nonregistered plans is 4.75 percent.

Our expected long-term annual rate of return on the equity portion of this portfolio – the portion we’re allowed to invest and manage – is 9.5 percent. We base that expected rate of return on:

•	historical experience; and
•	future return expectations.

We reach the 4.75 percent expected overall annual return by dividing the 9.5 percent by two. That’s because Canadian tax rules require 50 percent of the assets for nonregistered plans to go to a noninterest-bearing refundable tax account. As a result, the return we earn investing the other 50 percent gets spread over 100 percent of the assets.

Health Care Costs

Rising costs of health care significantly affect the costs of our health care plans.

Health Care Cost Trend Rates

We use assumptions about health care cost trend rates to estimate the cost of the benefits we provide. In 2007, the assumed weighted health care cost trend rate for the next year was:

•	9 percent in the U.S.; and
•	6.3 percent in Canada.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	87

This table shows the assumptions we use in estimating the annual cost increase for the health care benefits we provide.

Assumptions We Use in Estimating Health Care Benefit Costs

	2007		2006
	U.S.	Canada	U.S.	Canada
Weighted health care cost trend rate assumed for next year	9.0%	6.3%	10.0%	6.3%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	5.0%	4.3%	5.0%	4.3%
Year that the rate reaches the ultimate trend rate	2013	2012	2013	2011

A 1 percent change in our assumed health care cost trend rates can significantly affect our accumulated benefit obligations.

Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 30, 2007 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	(1% DECREASE)
Effect on total of service and interest cost components	$11	$(9)
Effect on accumulated postretirement benefit obligation	$120	$(100)

OTHER PLANS

In addition to the pension and postretirement benefit plans we provide, we also:

•	make contributions to union-administered multi-employer pension plans; and
•	sponsor other postretirement and defined contribution plans.

Union-Administered Multi-Employer Pension Plans

We make negotiated contributions to union-administered multi-employer pension plans. Over the last three years, our contributions were approximately:

•	$6 million in 2007;
•	$10 million in 2006; and
•	$13 million in 2005.

Our contribution generally is based on fixed amounts per hour per employee. These plans cover approximately 1,800 of our employees.

Other Postretirement Plans

We sponsor other postretirement plans for our U.S. and Canadian employees. These plans are not included above since the full cost of the plans is paid for by retirees.

Defined Contribution Plans

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Over the last three years, our contributions to these plans were:

•	$53 million in 2007;
•	$62 million in 2006; and
•	$61 million in 2005.

The basis for determining our contributions varies by plan.

NOTE 10: CONSOLIDATION OF VARIABLE INTEREST ENTITIES

This note provides details about:

•	Weyerhaeuser’s special-purpose entities (SPEs); and
•	our variable interests in Real Estate.

We account for special-purpose entities under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46R). Interpretation 46R addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

SPECIAL-PURPOSE ENTITIES

From 2002 through 2004, Weyerhaeuser sold certain nonstrategic timberlands. We consolidate the assets and liabilities of certain SPEs involved in these transactions. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetized SPEs. However, because these SPEs are distinct legal entities:

•	assets of the SPEs are not available to satisfy our liabilities or obligations; and
•	liabilities of the SPEs are not our liabilities or obligations.

Our consolidated statement of earnings includes:

•	Interest expense on SPE debt for the last three years of:
•	$44 million in 2007;
•	$44 million in 2006; and
•	$45 million in 2005.
•	Interest income on SPE investments for the last three years of:
•	$55 million in 2007;
•	$54 million in 2006; and
•	$52 million in 2005.

Results for 2005 also include recognition of a $57 million pretax gain that had been deferred on previous timberland sales. See Note 21: Other Operating Costs (Income), Net.

Sales proceeds paid to buyer-sponsored SPEs were invested in restricted bank financial instruments with a balance of $909 million as of December 30, 2007 and December 31, 2006. The weighted average interest rate was 5.43 percent during both years. Maturities of the bank financial instruments at the end of our fiscal year 2007 were:

•	$110 million in 2012;
•	$184 million in 2013;
•	$253 million in 2019; and
•	$362 million in 2020.

The long-term debt of our monetized SPEs was $757 million as of December 30, 2007 and December 31, 2006. The weighted average interest rate was 5.79 percent during both years. Maturities of the bank financial instruments at the end of our fiscal year 2007 were:

•	$92 million in 2012;
•	$154 million in 2013;
•	$209 million in 2019; and
•	$302 million in 2020.

The monetization SPEs are exposed to credit-related losses that would result in the event of nonperformance by the banks. However, we do not expect any banks to fail to meet their obligations.

REAL ESTATE VARIABLE INTEREST ENTITIES

Our Real Estate segment has subsidiaries with two types of variable interests under Interpretation 46R:

•	Fixed-price purchase options – real estate development subsidiaries that enter into options to acquire lots at fixed prices, primarily for building single-family homes; and
•	Subordinated financing – a subsidiary that provides subordinated financing to third-party developers and homebuilders.

Information Related to Entities Consolidated by Our Real Estate Segment

DOLLAR AMOUNTS IN MILLIONS
	December 30, 2007	December 31, 2006
Entities consolidated	8	7
Estimated assets	$256	$122
Estimated liabilities	$212	$90

PURCHASE OPTIONS ACTIVITY NOT CONSOLIDATED

We do not consolidate some of the purchase options that we have on lots. These include lot option purchase agreements we entered into:

•	prior to December 31, 2003; and
•	after December 31, 2003.

Prior to December 31, 2003

After exhaustive efforts, we have not been able to obtain the information needed to determine whether we are required to consolidate any of the purchase options which we entered into prior to December 31, 2003 under Interpretation 46R. These represent:

•	5 lot option purchase agreements;
•	$18 million in deposits at risk; and
•	$58 million to be paid if fully exercised.

After December 31, 2003

Certain purchase options entered into after December 31, 2003 are not required to be consolidated as we are not the primary beneficiary. These options represent:

•	14 lot option purchase agreements;
•	$15 million in deposits at risk; and
•	$226 million to be paid if fully exercised.

SUBORDINATED FINANCING ACTIVITY

As of December 30, 2007, our real estate subsidiary that provides subordinated financing has approximately $14 million in subordinated loans at risk in 37 variable interest entities.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	89

NOTE 11: REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Carrying Value of Our Real Estate in Process of Development and for Sale

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Dwelling units	$603	$647
Residential lots	655	782
Commercial acreage and other inventories	12	20
Total	$1,270	$1,449

HOW WE ACCOUNT FOR OUR REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Real estate and land under development is stated at cost unless events and circumstances trigger an impairment review. The Impairment of Long-Lived Assets section of Note 1: Summary of Significant Accounting Policies provides details about how we handle and account for impairments related to our real estate in process of development and for sale.

In 2007, unfavorable market conditions continued to cause our Real Estate segment to reduce prices or increase customer incentives which triggered impairment reviews for some of the segment’s real estate and land in process of development and for sale. Real Estate recognized impairment charges on long-lived assets as follow:

•	$128 million in 2007;
•	$36 million in 2006; and
•	$33 million in 2005.

NOTE 12: SHORT-TERM BORROWINGS AND LINES OF CREDIT

This note provides details about our:

•	short-term borrowings;
•	lines of credit; and
•	other letters of credit and surety bonds.

WEYERHAEUSER SHORT-TERM BORROWINGS

Weyerhaeuser short-term borrowings outstanding at the end of our last two fiscal years were:

•	$54 million – including $50 million of commercial paper at a weighted average interest rate of 4.8 percent – as of December 30, 2007; and
•	$72 million – including $70 million of commercial paper at a weighted average interest rate of 5.5 percent – as of December 31, 2006.

REAL ESTATE SHORT-TERM BORROWINGS

Weyerhaeuser Company guarantees the commercial paper borrowing of its Weyerhaeuser Real Estate Company (WRECO) subsidiary. To keep the guarantee, WRECO:

•	agrees to maintain unused nonguaranteed credit arrangements equal to or greater than its outstanding commercial paper balance; and
•	pays Weyerhaeuser Company a fee equal to one-quarter of 1 percent of its outstanding commercial paper balance.

WRECO had no short-term borrowings outstanding at the end of our last two fiscal years. Borrowings during the year resulted in WRECO paying Weyerhaeuser Company fees of less than a million dollars in 2007 and 2006.

Available Lines of Credit at December 30, 2007

DOLLAR AMOUNTS IN MILLIONS
	EXPIRES	LINE OF CREDIT	AMOUNT OUTSTANDING (Weyerhaeuser)	AMOUNT OUTSTANDING (WRECO)	LETTERS OF CREDIT	COMMERCIAL PAPER OUTSTANDING(1)	AMOUNT AVAILABLE
Revolving credit facility, issued December 2006	March 2010	$1,200	$—	$—	$—	$(50)	$1,150
Five-Year revolving credit facility, issued December 2006	December 2011	$1,000	$(150)	$(170)	$—	$—	$680
Total at December 30, 2007		$2,200	$(150)	$(170)	—	$(50)	$1,830
(1) Allocates undrawn credit facility as back-up to commercial paper outstanding

OUR LINES OF CREDIT

As of December 30, 2007, we have two revolving credit facilities available to us. The status of our revolving credit facilities at the end of our fiscal year 2007 was:

•	$2.2 billion total committed bank revolving credit facilities; with
•	$1.8 billion available to us for incremental borrowings.

We entered into our current two lines of credit in December 2006. These are:

•	a $1.2 billion revolving credit facility that expires in March 2010; and
•	a $1.0 billion five-year revolving credit facility that expires in December 2011.

Conditions of both lines of credit include:

•	entire amount is available to Weyerhaeuser Company;
•	$400 million of the amount is available to WRECO;
•	Weyerhaeuser Company is not a guarantor of any borrowings by WRECO; and
•	WRECO is not a guarantor of Weyerhaeuser Company borrowings.

Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 30, 2007 there were no borrowings outstanding under the $1.2 billion revolving credit facility. The weighted average interest rate for our $1.0 billion revolving credit facility was 5.31 percent.

As of December 31, 2006, our wholly owned Canadian subsidiary Weyerhaeuser Company Limited had an outstanding line of credit for $172 million ($200 million Canadian). Weyerhaeuser Company was a guarantor of any borrowings under this facility. Use of this line of credit included:

•	total amount was fully drawn as of the end of our fiscal year 2006; and
•	total amount was fully repaid and the facility was terminated in January 2007.

OTHER LETTERS OF CREDIT AND SURETY BONDS

Other letters of credit and surety bonds we have entered into as of the end of our last two fiscal years were:

Weyerhaeuser

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Letters of credit	$25	$634
Surety bonds	$151	$757

The decreases in Weyerhaeuser letters of credit and surety bonds from the end of our 2006 fiscal year to the end of our 2007 fiscal year primarily reflects the release of $500 million related to the Paragon litigation. More information about The Paragon Trade Brands, Inc. Litigation can be found in Note 16: Legal Proceedings, Commitments and Contingencies.

Real Estate

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Letters of credit	$31	$34
Surety bonds	$674	$655

Our compensating balance requirements for the other letters of credit and surety bonds were not significant.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	91

NOTE 13: ACCRUED LIABILITIES

Weyerhaeuser’s accrued liabilities were $1.2 billion as of December 30, 2007. They include payroll, income taxes, Social Security and real and personal property taxes, interest and other items.

Accrued Liabilities

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Payroll – wages and salaries, incentive awards, retirement and vacation pay	$588	$688
Income taxes	33	128
Taxes – Social Security and real and personal property	63	70
Interest	130	164
Other	363	465
	1,177	1,515
Less discontinued operations	—	(152)
Total	$1,177	$1,363

NOTE 14: LONG-TERM DEBT

Our total long-term debt, including our Real Estate segment, was $7.3 billion as of December 30, 2007. This note provides details about Weyerhaeuser’s:

•	long-term debt and the portion due within one year;
•	Real Estate long-term debt and the portion due within one year; and
•	long-term debt maturities.

Our long-term debt includes notes, debentures, revenue bonds and other borrowings. The following table lists Weyerhaeuser’s long-term debt by types and interest rates at the end of our last two fiscal years and includes the current portion.

Weyerhaeuser Long-Term Debt by Types and Interest Rates

(Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
8.375% debentures due 2007	$—	$85
6.125% notes due 2007	—	378
5.95% debentures due 2008	333	525
5.25% notes due 2009	37	37
4.465% (variable) notes due 2009	450	—
6.75% notes due 2012	1,683	1,683
7.50% debentures due 2013	156	250
7.25% debentures due 2013	129	250
6.95% debentures due 2017	281	300
7.00% debentures due 2018	62	100
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	250
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	250
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	150
7.85% debentures due 2026	100	200
6.95% debentures due 2027	300	300
7.375% notes due 2032	1,250	1,250
6.875% notes due 2033	275	275
Industrial revenue bonds, rates from 5.4% to 9.0%, due 2008–2025	206	304
Medium-term notes, rates from 6.45% to 7.30%, due 2009–2013	167	166
Borrowings under revolving credit facilities(1)	150	172
Other	3	40
	6,571	7,565
Less unamortized discounts	(5)	(2)
	6,566	7,563
Less discontinued operations	—	(6)
Total	$6,566	$7,557
Total portion due within one year	$507	$488
(1) More information about the borrowings under these facilities can be found in Note 12.

In addition to repaying debt that was scheduled to mature during the 52 week period ended December 30, 2007, Weyerhaeuser repaid approximately $962 million in long-term debt in connection with two debt tender offers. Weyerhaeuser recognized pretax charges in 2007 of $45 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt. This charge is classified as interest expense incurred on the Consolidated Statement of Earnings.

Real Estate Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Notes payable, unsecured; weighted average interest rates are approximately 6.0% and 6.1%, due 2008-2027(1)	$766	$597
Notes payable, secured; weighted average interest rate is approximately 6% due 2008-2011	9	9
Total	$775	$606
Portion due within one year	$314	$1
(1) Includes $170 million of borrowings under revolving credit facility; more information about this borrowing can be found in Note 12.

Our long-term debt that matures in 2008, including our Real Estate segment, is $821 million.

Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due after 2012

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007
	WEYERHAEUSER	REAL ESTATE
Long-term debt maturities:
2008	$507	$314
2009	$561	$53
2010	$4	$40
2011	$—	$31
2012	$1,694	$203
Thereafter	$3,805	$134

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt was $7.6 billion as of December 30, 2007. This included:

•	$6.8 billion of Weyerhaeuser long-term debt; and
•	$778 million of Real Estate long-term debt.

To estimate the fair value of long-term debt, we use either of these two measures:

•	quoted market prices for the same types and issues of debt; or
•	discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

Fair Value and Carrying Value of Our Long-Term Debt

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007		DECEMBER 31, 2006
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Weyerhaeuser:
Financial liabilities:
Long-term debt (including current maturities)	$6,566	$6,817	$7,563	$7,887
Less discontinued operations	—	—	(6)	(6)
Total	$6,566	$6,817	$7,557	$7,881
Real Estate:
Financial liabilities:
Long-term debt (including current maturities)	$775	$778	$606	$606

Weyerhaeuser Company 2007 Annual Report and Form 10-K	93

NOTE 16: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings;
•	environmental matters; and
•	commitments and other contingencies.

LEGAL PROCEEDINGS

Major legal proceedings involving us described in this section are:

•	hardboard siding claims;
•	alder antitrust litigation;
•	OSB antitrust litigation; and
•	Paragon Trade Brands, Inc. litigation.

We are also a party to other legal matters generally incidental to our business.

The ultimate outcome of any legal proceeding:

•	is subject to a great many variables; and
•	cannot be predicted with any degree of certainty.

However, whenever probable losses from litigation could reasonably be determined – we believe that we have established adequate reserves. In addition, we believe the ultimate outcome of the legal proceedings:

•	could have a material adverse effect on our results of operations, cash flows or financial position in any given quarter or year; but
•	will not have a material adverse effect on our long-term results of operations, cash flows or financial position.

Hardboard Siding Claims

This is a nationwide claims-based settlement of hardboard siding class action cases against us.

Under the settlement – which we entered into in June 2000 – all persons who own or owned structures in the U.S. on which our hardboard siding had been installed from January 1, 1981 through December 31, 1999 can file claims.

An independent adjuster reviews claims submitted and determines payment. Claims are paid as submitted over a nine-year period. The right to file claims expire in three six-year increments and claims for the first two periods may no longer be filed. The expiration dates are:

•	2003 – persons who had our hardboard siding installed from 1981 to 1986.
•	2006 – persons who had our hardboard siding installed from 1987 to 1993.
•	2009 – persons who had our hardboard siding installed from 1994 to 1999.

Status. Total claims paid through the end of our fiscal year 2007 were $109 million. The reserve for future claim payments was $21 million at the end of fiscal year 2007. We have recovered $52 million through negotiated settlements with our insurance carriers.

We have no litigation pending with any individuals or entities that have opted out of the class. However, it is possible that individuals or entities that have opted out may file claims in the future.

We believe our reserve balance is adequate. However, determining reserves required to fund any future claims involves judgments and projections of future claims rates and amounts. At this time, we are unable to estimate the amount of additional charges – if any – we may need for these claims in the future.

Claims Activity and Average Damage Award Paid

	2007	2006	2005
Number of claims filed during the period	1,460	2,200	765
Number of claims resolved	1,980	1,420	640
Number of claims unresolved at end of period	965	1,485	705
Number of damage awards paid	1,200	675	270
Average damage award paid	$2,100	$3,478	$4,100

Events and Claims. Here is a chronology of the settlement:

•	2000 – We entered into a nationwide settlement of hardboard siding class action cases and recognized a $130 million pretax charge to cover the estimated cost of the settlement and related claims.
•	2001 – We reassessed the adequacy of our reserve and increased it by $43 million.
•	2003 – The right to file claims from the first six-year period (1981-1986) expired.
•	2004 – We reduced our reserve by $20 million based on actual claims and litigation.
•	2006 – The right to file claims from the second six-year period (1987-1993) expired.
•	2006 – We reduced our reserve by another $23 million based on actual claims and litigation.

Alder Antitrust Litigation

There have been several lawsuits filed against us since 2000 alleging we had monopoly power or attempted to gain monopoly power for alder logs and finished alder lumber in the Pacific Northwest market.

The legal proceedings have included cases we refer to as:

•	Initial Alder Case and Complaint in Equity;
•	Washington Alder; and
•	Civil Class Action Antitrust Lawsuit.

Initial Alder Case and Complaint in Equity

The Initial Alder Case – filed against us in U.S. District Court in Oregon – alleged that from 1996 to 2001 we had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber.

Complaint in Equity – filed against us in U.S. District Court in Oregon – asked that the judgment in the Initial Alder Case against a plaintiff who did not prevail be set aside and the matter retried.

Status. The U.S. Supreme Court vacated the lower court decision in the Initial Alder Case that had imposed $79 million in trebled damages against us. We reversed a $79 million reserve into income in the fourth quarter of fiscal year 2006.

The U.S. Supreme Court held that – because the plaintiff had conceded that it had not satisfied the test established by the U.S. Supreme Court – the claim on which the damage award was based could not be supported.

We settled the Initial Alder Case and the related Complaint in Equity in the second quarter of fiscal year 2007 and recorded an after-tax charge of $11 million.

Events and Rulings. Here is a chronology of the litigation:

•	2000 –The Initial Alder case was filed against us in U.S. District Court in Oregon.
•	2003 – A jury verdict imposed $79 million in trebled damages against us and we recognized a charge of $79 million in the first quarter of 2003.
•	2003 – We appealed the jury verdict to the U.S. Court of Appeals for the Ninth Circuit.
•

2005 – A Complaint in Equity was filed against us in U.S. District Court in Oregon on behalf of a plaintiff who did not prevail in the Initial Alder Case. The complaint alleged that a fraud was committed on the court and alleged $20 million in trebled damages.

•	2005 – The U.S. Court of Appeals for the Ninth Circuit upheld the jury verdict in the Initial Alder Case.
•	2006 – We were granted discretionary review of the Initial Alder Case by the U.S. Supreme Court.
•	2007 – The U.S. Supreme Court vacated the decision by the U.S. Court of Appeals for the Ninth Circuit and remanded the matter to the Ninth Circuit for further action.
•

2007 – The Court of Appeals for the Ninth Circuit vacated the judgment of the District Court and remanded the matter to the District Court for further proceedings. We recognized income for the reversal of the $79 million reserve for this matter in the fourth quarter of 2006.

•	2007 – We settled the Initial Alder Case and a related Complaint in Equity and recorded an after tax charge of $11 million in the second quarter of 2007.

Washington Alder

This lawsuit – filed against us in U.S. District Court in Oregon – alleged monopolization of the alder log and lumber markets. The plaintiff asked for:

•	$36 million in trebled damages;
•	divestiture of our Northwest Hardwoods Division; and
•	divestiture of our alder sawmills in Oregon, Washington and British Columbia.

Status. The U.S. Court of Appeals for the Ninth Circuit vacated the lower court decision imposing $16 million in trebled damages against us and remanded the Washington Alder case to the U.S. District Court in Oregon because of the U.S. Supreme Court decision in the Initial Alder Case. It held that because the jury award in Washington Alder had been based on the jury verdict in the Initial Alder Case it also had to be reconsidered. We reversed a $16 million reserve into income in the fourth quarter of fiscal year 2006.

We settled the Washington Alder case in August 2007 and recorded an after-tax charge of $3 million.

Events and Rulings. Here is a chronology of the litigation:

•	2003 – Washington Alder filed the antitrust lawsuit against us in U.S. District Court in Oregon.
•	2004 – A jury verdict imposed $16 million in trebled damages against us and we recognized a charge of $16 million in the second quarter of 2004.
•	2004 – We appealed the jury verdict to the U.S. Court of Appeals for the Ninth Circuit.
•

2007 – The U.S. Court of Appeals for the Ninth Circuit issued an order vacating the judgment and remanded the case to the U.S. District Court in Oregon for further proceedings. We recognized income for the reversal of the $16 million reserve for this matter in the fourth quarter of 2006.

•	2007 – We settled the case and recorded an after-tax charge of $3 million.

Civil Class Action Antitrust Lawsuit

This lawsuit – filed against us in U.S. District Court in Oregon –claims that as a result of our alleged monopolization of the alder sawlog market in the Pacific Northwest we also had monopolized the market for finished alder and charged monopoly prices for finished alder lumber. The claimed damages, when trebled, fall within a range of $91 million to $133 million, depending on many factors. There have been no claims by persons or entities opting out of the class but sales for the class period to opt outs are approximately $100 million. We have not established a reserve for this matter. We are also

Weyerhaeuser Company 2007 Annual Report and Form 10-K	95

unable to estimate at this time the amount of charges – if any – that may be required in the future.

Status. A class has been certified and trial is set for April 2008. We deny the allegations in the complaint and intend to vigorously defend the matter. We have no litigation pending with any entity or individual who has opted out of the class. However, it is possible that entities or individuals who have opted out of the class may file lawsuits against us in the future.

Events and Rulings. Here is a chronology of the litigation:

•	2004 –The civil class action antitrust lawsuit was filed against us in U.S. District Court in Oregon.
•

2004 – The judge issued an order certifying the plaintiff as class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004 for purpose of awarding monetary damages.

•	2005 – Class counsel notified the court that 5 percent of the class members opted out of the class action lawsuit.
•

2007 – The U.S. District Court in Oregon granted the plaintiff’s motion to file a second amended complaint, extended the claims period to December 31, 2006, and scheduled trial on the matter for April 2008.

•	2007 – The U.S. District Court in Oregon denied our motion to decertify the class.
•

2007 – The U.S. District Court in Oregon granted plaintiff’s request to file a third amended complaint, which eliminated all allegations of overbidding and overbuying of alder sawlogs as a mechanism to affect the price of alder lumber.

•	2007 – We filed a motion for summary judgment with the U.S. District Court.
•	2008 – The U.S. District Court denied our motion for summary judgment.

OSB Antitrust Litigation

In 2006 a series of lawsuits that had been filed were consolidated into one case in the U.S. District Court in Pennsylvania on behalf of persons and entities who directly or indirectly purchased oriented strand board (OSB) between June 2002 and February 2006 from us or from Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Tolko Forest Products, Grant Forest Products, Norbord or J.M. Huber Corp.

The lawsuit alleges:

•	these companies conspired to fix and raise OSB prices in the U.S. during the class period, and
•	plaintiffs paid artificially inflated prices for OSB during that period.

No specific damages were alleged but the direct and indirect plaintiffs have estimated total damages from all defendants, with trebling, at $4.9 billion. This is lower than previously reported because the plaintiffs’ experts have modified their opinions and because the class period ending is now February 2006 rather than “to the present”.

Status. The U.S. District Court in Pennsylvania has issued a number of rulings approving class action status for various classes of direct and indirect purchasers for the period from June 2002 through February 2006.

J.M. Huber, Georgia-Pacific and Ainsworth have reached settlement with the direct and indirect purchasers. A June 2008 trial has been scheduled and motions for summary judgment on behalf of the remaining defendants, including us, have been filed.

We have not established a reserve for this matter. In addition, we are not able to estimate at this time the amount of charges – if any – that may be required in the future.

Events and Rulings. Here is a chronology of the litigation:

•	2006 – Numerous individual cases were consolidated into one lawsuit filed in U.S. District Court in Pennsylvania seeking class action status for direct purchasers of OSB.
•	2006 – Additional lawsuits filed on behalf of indirect purchasers of OSB in different states where such claims are possible under state law were consolidated in U.S. District in Pennsylvania.
•	2006 – The court dismissed with prejudice the claims filed by the Pennsylvania indirect purchasers.
•	2007 – The U.S. District Court in Pennsylvania:
-	certified a class of direct purchasers who purchased OSB structural panel products directly from defendants from June 1, 2002 to February 24, 2006;
-	certified a class of nationwide indirect purchaser end users who indirectly purchased for their own use and not for resale, new OSB manufactured or sold by one or more of the defendants between June 1, 2002 and February 24, 2006;
-	excluded persons who purchased OSB already incorporated into a house or other structure; and
-	certified a multi-state class of indirect purchasers from 17 states. Money damages for indirect multi-state claims can be recovered only as permitted by state law and plaintiffs generally are limited to injunctive relief in the nationwide indirect class.
•	2007 – The U.S. Court of Appeals for the Third Circuit denied the separate petitions of the defendants and the indirect purchaser plaintiffs for leave to appeal the class certification order.
•	2007 – Individual and joint motions for summary judgment were filed in December on behalf of the remaining defendants, including us.
•	2007 – The court moved the trial date from March to June 2008 in order to more fully consider the summary judgment motions.

Paragon Trade Brands, Inc. Litigation

The Equity Committee filed claims against us in 1999 in the Paragon Trade Brands, Inc. bankruptcy proceeding in the U.S. Bankruptcy Court for the Northern District of Georgia. The Equity Committee (later replaced by a litigation claims representative) asserted we breached certain warranties in our agreements with Paragon connected with its public offering of common stock in February 1993.

The Equity Committee sought to recover damages sustained by Paragon in two patent-infringement cases – one brought by Procter & Gamble and the other by Kimberly-Clark.

Status. In 2005 the U.S. Bankruptcy Court imposed damages of approximately $470 million on us. We appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia. In September 2007, the U.S. District Court for the Northern District of Georgia issued an order reversing the U.S. Bankruptcy Court’s decision and directed the court clerk to enter judgment in our favor. In October 2007 the Litigation Claims Representative appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit.

We have not established a reserve for this matter. In addition, we are not able to estimate at this time the amount of charges – if any – that may be required in the future.

Events and Rulings. Here is a chronology of the litigation:

•	1999 – The Equity Committee in the Paragon Trade Brands, Inc. bankruptcy proceeding began its proceeding against us in U.S. Bankruptcy Court for the Northern District of Georgia.
•	2002 – The Bankruptcy Court held us liable for breaches of warranty.
•	2005 –The Bankruptcy Court imposed damages of $470 million on us.
•	2005 – We appealed the liability and damages determination to the U.S. District Court for the Northern District of Georgia and posted a $500 million bond.
•	2007 – The U.S. District Court for the Northern District of Georgia issued an order reversing the U.S. Bankruptcy Court’s decision and directing the court clerk to enter judgment in our favor.
•

2007 – the Litigation Claims Representative appealed the U.S. District Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit and we cancelled the $500 million bond that had been posted.

ENVIRONMENTAL MATTERS

The issues we have concerning environmental matters are:

•	site remediation; and
•	asbestos removal.

Site Remediation

Under the Comprehensive Environmental Response Compensation and Liability Act – commonly known as the Superfund – and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites, and
•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

Our Established Reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are responsible.

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2006	$28
Liabilities transferred to Domtar	(4)
Remediation costs accrued	13
Remediation costs charged to reserve	(10)
Reserve balance as of December 30, 2007	$27
Total active sites as of December 30, 2007	61

The changes in our reserves for remediation costs reflect:

•	new information on all sites concerning remediation alternatives;
•	updates on prior cost estimates and new sites; and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $37 million.

That estimate – in which those additional costs may be incurred over several years – is the upper end of the range of reasonably possible additional costs. The estimate:

•	is much less certain than the estimates on which our accruals are currently based; and
•	uses assumptions that are less favorable to us among the range of reasonably possible outcomes.

In estimating our current accruals and the possible range of additional future costs, we:

•	assumed we will not bear the entire cost of remediation of every site;
•	took into account the ability of other potentially responsible parties to participate; and
•	considered each party’s financial condition and probable contribution on a per-site basis.

We have not recorded any amounts for potential recoveries from insurance carriers.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	97

Asbestos Removal

We have not recognized a liability for the removal and disposal of encapsulated asbestos from facilities and equipment. That is because we cannot reasonably:

•	estimate the fair value of our obligations; or
•	determine the settlement dates.

When we are able to reasonably estimate the fair value, we will establish a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.

COMMITMENTS AND OTHER CONTINGENCIES

Our commitments and contingencies include:

•	guarantees of debt and performance;
•	warrantees on homes;
•	purchase obligations for goods and services; and
•	operating leases.

Guarantees. Weyerhaeuser Company has guaranteed $46 million of debt that expires in 2008, but that can be extended annually.

We have also guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease – which expires in 2023 – are $24 million. We recorded a $3 million liability for this guarantee when the sale of the lease closed.

As of December 30, 2007, our Real Estate segment has guaranteed $30 million of debt of unconsolidated entities. Expiration dates of the guarantees are:

•	$28 million in 2008;
•	$1 million in 2010; and
•	$1 million in 2015.

Our Real Estate segment also has guaranteed the performance of the buyer/lessee on a ground lease we sold. Future payments on the lease – which expires in 2041 – are $27 million.

Warranties

Our warranty liability was:

•	$25 million at December 30, 2007; and
•	$27 million at December 31, 2006.

These warranties – provided by our WRECO subsidiary – are on homes that we have built. The terms of the warranties vary according to:

•	competitive industry practice; and
•	state and local laws.

We determine the reserves needed to fund the warranties by applying the provisions of Statement 5.

Purchase Obligations

Our purchase obligations as of December 30, 2007 were:

•	$438 million in 2008;
•	$82 million in 2009;
•	$54 million in 2010;
•	$32 million in 2011;
•	$36 million in 2012; and
•	$450 million beyond 2012.

Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding;
•	specify all significant terms; and
•	cannot be cancelled without penalty.

The terms include:

•	fixed or minimum quantities to be purchased;
•	fixed, minimum or variable price provisions; and
•	an approximate timing for the transaction.

Our purchase obligations include items such as:

•	stumpage and log purchases;
•	energy; and
•	other service and supply contracts.

Operating Leases

Our rent expense for the last three years was:

•	$176 million in 2007;
•	$188 million in 2006; and
•	$177 million in 2005.

We have operating leases for:

•	various equipment – including aircraft, vessels, rail and logging equipment, lift trucks, automobiles and office equipment;
•	office and wholesale space;
•	model homes; and
•	real estate ground lease.

Commitments. Our operating lease commitments were $722 million as of December 30, 2007.

Operations Lease Commitments

DOLLAR AMOUNTS IN MILLIONS
	2008	2009	2010	2011	2012	THEREAFTER
Weyerhaeuser	$121	$86	$61	$43	$83	$171
Real Estate	22	16	14	11	10	84
Total	$143	$102	$75	$54	$93	$255

Operating lease commitments for the Real Estate segment have not been reduced by minimum sublease rental income of $82 million that is due in future periods under noncancelable sublease agreements.

NOTE 17: SHAREHOLDERS’ INTEREST

Our shareholders’ interest includes:

•	preferred and preference shares;
•	common shares;
•	exchangeable shares; and
•	cumulative other comprehensive income.

PREFERRED AND PREFERENCE SHARES

We had no preferred and preference shares outstanding at year-end 2007 and 2006.

However, we have authorization to issue:

•	7 million preferred shares with a par value of $1.00 per share; and
•	40 million preference shares with a par value of $1.00 per share.

We may issue the preferred and preference shares at one time or through a series of offerings. The shares may have varying rights and preferences that can include:

•	dividend rates;
•	redemption rights;
•	conversion terms;
•	sinking-fund provisions;
•	values in liquidation; and
•	voting rights.

When issued, outstanding preferred and preference shares rank senior to outstanding common shares. That means preferred and preference shares would receive dividends and assets available on liquidation before any payments are made to common shares.

COMMON SHARES

We had approximately 210 million shares of common stock outstanding at year-end 2007.

The amount of common stock we have outstanding changes when:

•	new shares are issued;
•	exchangeable shares are retracted;
•	stock options are exercised;
•	restricted stock units vest;
•	shares are tendered; and
•	shares are repurchased.

Reconciliation of Our Common Share Activity

IN THOUSANDS
	2007	2006	2005
Shares outstanding at beginning of year	236,020	243,138	240,361
Retraction of exchangeable shares	388	57	66
Stock options exercised (Note 18)	5,577	3,651	2,885
Shares issued for restricted stock units	51	—	—
Shares tendered in Domtar Transaction (Note 3)	(25,490)	—	—
Repurchase of shares	(7,000)	(10,826)	(174)
Shares outstanding at end of year	209,546	236,020	243,138

OUR SHARE REPURCHASE PROGRAM

As of December 30, 2007, the company has repurchased 18 million shares under the company’s stock repurchase program – the entire amount authorized by the board. We purchased:

•	approximately 7.0 million shares of our common stock for $473 million in 2007;
•	approximately 10.8 million shares of our common stock for $672 million in 2006; and
•	approximately 0.2 million shares of our common stock for $11 million in 2005.

All purchases under this program were open-market transactions.

EXCHANGEABLE SHARES

We had 1.6 million exchangeable shares outstanding as of year end 2007.

Our Weyerhaeuser Company Limited subsidiary issued 13.6 million exchangeable shares to common shareholders of MacMillan Bloedel in 1999 as part of the consideration paid to acquire MacMillan Bloedel. No additional shares have been issued. These exchangeable shares are, as nearly as practicable, the economic equivalent of our common shares.

The exchangeable shares:

•	can be retracted—exchanged one to one for shares of our common stock;
•	receive the same dividends as our common shares;
•	have the same voting rights as our common shares; and
•	participate upon a liquidation event on a pro-rata basis with the holders of our common shares in the distribution of assets of the company.

The number of exchangeable shares we have outstanding changes when shares are retracted.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	99

Reconciliation of Exchangeable Share Activity

IN THOUSANDS ()
	2007	2006	2005
Shares outstanding at beginning of year	1,988	2,045	2,111
Retraction	(388)	(57)	(66)
Shares outstanding at end of year	1,600	1,988	2,045

CUMULATIVE OTHER COMPREHENSIVE INCOME

Our cumulative other comprehensive income, net of tax, was $987 million as of year end 2007.

Items Included in Our Cumulative Other Comprehensive Income

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Foreign currency translation adjustments	$527	$313
Net pension and other postretirement benefit gain (loss) not yet recognized in earnings	544	(100)
Prior service cost not yet recognized in earnings	(83)	(108)
Cash flow hedge fair value adjustments	(5)	(21)
Unrealized gains on available-for-sale securities	4	4
Total	$987	$88

NOTE 18: SHARE-BASED COMPENSATION

Share-based compensation expense for the last three years was

•	$41 million in 2007;
•	$28 million in 2006; and
•	$11 million in 2005.

Share-based compensation for each of these years includes expense related to:

•	2007 – equity-classified awards granted in 2006 and 2007 and all outstanding liability-classified awards.
•	2006 – equity-classified awards granted in 2006 and all outstanding liability-classified awards.
•	2005 – outstanding liability-classified awards.

The $28 million share-based compensation expense in 2006 included a $6 million charge in the first quarter, reflecting an increase in the value of stock appreciation rights outstanding as of December 25, 2005. We re-measured the value of the stock appreciation rights from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards in connection with our implementation of Statement 123R.

This note provides details about:

•	our Long-Term Incentive Compensation Plan;
•	how we account for share-based awards;
•	tax benefits of share-based awards;
•	pro forma effect on net earnings;
•	types of share-based compensation; and
•	unrecognized share-based compensation.

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our Long-Term Incentive Compensation Plan (the Plan) provides for share-based awards that include:

•	stock options;
•	stock appreciation rights;
•	restricted stock;
•	restricted stock units;
•	performance shares; and
•	performance share units.

We may issue grants of up to 17 million shares under the Plan. That is in addition to up to 1.9 million shares subject to outstanding awards under prior plans that cease to be subject to such awards.

For stock options and stock appreciation rights:

•	an individual participant may receive a grant of up to 500,000 shares in any one calendar year; and
•	the exercise price is required to be the market price on the date of the grant.

For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	an individual participant may receive a grant of up to 200,000 shares annually; and
•	the maximum aggregate number of shares that may be issued as grants is 3.4 million shares.

The Compensation Committee of our board of directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards, we:

•	issue new stock into the marketplace; and
•	generally do not repurchase shares in connection with issuing new awards.

Prior to 2006, we issued only stock options and stock appreciation rights under the Plan. Beginning in 2006, we also issued restricted stock units and performance share units.

Our common shares would increase by approximately 19 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 30, 2007 under the Plan;
•	all options outstanding at December 30, 2007 under earlier plans; and
•	all remaining options, restricted stock units, and performance share units that could be granted under the Plan.

HOW WE ACCOUNT FOR SHARE-BASED AWARDS

We account for the Plan under Statement 123R. We implemented Statement 123R as of the beginning of fiscal year 2006. Statement 123R revises Statement 123 and supersedes APB 25.

Statement 123R requires us to:

•	use a fair-value-based measurement for share-based awards; and
•	recognize the cost of share-based awards in our Consolidated Financial Statements.

We recognize the cost of share-based awards in our Consolidated Statement of Earnings over the required service period – generally the period from the date of the grant to the date when it is vested. Special situations are:

•	awards that vest upon retirement – the required service period ends on the date an employee is eligible for retirement, including early retirement; and
•	awards that continue to vest following job elimination – the required service period ends on the date the job is eliminated.

In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.

Prior to adopting Statement 123R, we:

•	defined the past year as the required service period; and
•	recognized share-based compensation expense for stock options in our pro forma disclosures at the option grant dates.

We used the modified prospective method to transition to Statement 123R. Accordingly, prior period amounts were not restated. Also, no additional compensation expense related to equity-classified awards issued prior to 2006 will be recognized unless those awards are modified. If the awards are modified, we will recognize any additional compensation expense in our Consolidated Statement of Earnings.

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards – as recognized in our Consolidated Statement of Earnings – for the last three years was:

•	$12 million in 2007;
•	$9 million in 2006; and
•	$4 million in 2005.

Tax benefits for share-based awards are accrued as stock compensation expense is recognized in the Consolidated Statement of Earnings. Tax benefits on share-based awards are realized when:

•	restricted shares and restricted share units vest;
•	performance shares and performance share units vest;
•	stock options are exercised; and
•	stock appreciation rights are exercised.

When actual tax benefits realized exceed the tax benefits that were accrued for share-based awards, we realize an excess tax benefit. Statement 123R requires us to report the excess tax benefit as financing cash inflows rather than operating cash inflows. Over the last two years, our excess tax benefits were:

•	$51 million in 2007; and
•	$23 million in 2006.

These items are shown as excess tax benefits from share-based payment arrangements on our Consolidated Statement of Cash Flows.

In 2005, our tax benefits realized on the exercise of stock options were $15 million. That amount was included in other operating cash flows and has not been reclassified.

PRO FORMA EFFECT ON NET EARNINGS

Prior to adopting Statement 123R in 2006, we used the intrinsic value method of accounting for share-based awards. As a result, we:

•	did not recognize compensation expense related to the issuance of stock options; and
•	did recognize compensation expense related to changes in the intrinsic value of stock appreciation rights.

While we have not restated prior-period amounts, the following table shows the effect on our 2005 earnings if we had used fair value-based measurements required by Statement 123.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	101

Effect on 2005 Earnings Had We Used Fair Value-Based Measurements Required by Statement 123

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA
2005
Net earnings as reported	$733
Less incremental share-based employee compensation expense determined under fair-value-based method, net of related tax effects	(32)
Pro forma net earnings	$701
Earnings per share:
Basic – as reported	$3.00
Basic – pro forma	$2.86
Diluted – as reported	$2.98
Diluted – pro forma	$2.85

TYPES OF SHARE-BASED COMPENSATION

Our share-based compensation is in the form of:

•	stock options;
•	restricted stock units;
•	performance share units;
•	stock appreciation rights; and
•	deferred compensation stock equivalent units.

STOCK OPTIONS

Through the Plan, we award stock options. Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We grant stock options with an exercise price equal to the market price of our stock on the date of the grant.

The Details

Our stock options generally:

•	vest over four years of continuous service; and
•	must be exercised within 10 years of the grant date.

Exceptions are that the stock options:

•	continue to vest following retirement for employees ages 55-61 with at least 10 years of service; and
•	vest upon retirement for employees age 65 or older, or ages 62-64 with at least 10 years of service.

During the second quarter of 2006, we awarded selected executives and other key employees with special stock options that:

•	vest at the end of two years of continuous service; and
•	must be exercised within five years of the grant date.

Our Accounting

We use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant date.

In our estimates, we use:

•	historical data – for option exercise time and employee terminations;
•	a Monte-Carlo simulation – for how long we expect granted options to be outstanding; and
•	U.S. Treasury yield curve – for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.

The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock;
•	historical volatility of our stock; and
•	other factors.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in Each of the Last Three Years

	2007 GRANTS	2006 GRANTS		2005 GRANTS
	10-YEAR OPTIONS	5-YEAR OPTIONS	10-YEAR OPTIONS	10-YEAR OPTIONS
Expected volatility	23.34%	20.92%	24.50%	32.02%
Expected dividends	2.98%	2.70%	2.86%	2.55%
Expected term (in years)	5.13	3.38	5.21	5.02
Risk-free rate	4.72%	4.88%	4.60%	3.11%
Weighted average grant date fair value	$16.95	$12.52	$14.98	$16.03

Share-based compensation expense for stock options granted in 2006 and after is generally recognized over the vesting period. There are exceptions for stock options awarded to employees who are eligible for retirement or who will become eligible for retirement during the vesting period. In these cases, we recognize the share-based compensation expense over a required service period that is less than the stated four-year vesting period.

Activity

In our fiscal year 2007, we granted 1.7 million stock options at a weighted average exercise price of $80.62.

Stock Option Activity for Our Fiscal Year 2007

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2006	13,004	$60.78
Granted	1,717	$80.62
Exercised	(5,577)	$57.63
Forfeited or expired	(293)	$67.12
Outstanding at December 30, 2007	8,851	$66.40	6.88	$75
Exercisable at December 30, 2007	3,826	$60.77	5.81	$50

The total intrinsic value of stock options exercised during the last three years was:

•	$131 million in 2007, related to the exercise of 5.6 million options;
•	$60 million in 2006, related to the exercise of 3.7 million options; and
•	$43 million in 2005, related to the exercise of 3.1 million options.

RESTRICTED STOCK UNITS

Through the Plan, we award restricted stock units – grants that entitle the holder to shares of our stock as the award vests.

The Details

Our restricted stock units generally:

•	vest over four years of continuous service; and
•	are forfeited upon termination of employment for any reason, including retirement.

Our Accounting

The fair value of our restricted stock units is the market price of our stock on the grant date of the awards.

We recognize stock compensation expense for restricted stock units over the four-year vesting period.

Activity

In our fiscal year 2007, we awarded 344,446 restricted stock units at a weighted average fair value of $80.01.

The following table shows our restricted stock unit activity for our fiscal year 2007.

Summary of Nonvested Restricted Stock Units for Our Fiscal Year 2007

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2006	323	$69.69
Granted	344	$80.01
Vested	(79)	$69.69
Forfeited	(68)	$73.27
Nonvested at December 30, 2007	520	$76.06

As restricted stock units vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.

PERFORMANCE SHARE UNITS

Through the Plan, we award performance share units to selected executives and other key employees. These are grants that entitle the holder to shares of our stock if required performance targets are met over a three-year period.

The Details

Every performance share unit grant has a target number of shares – with the final number of shares to be awarded ranging from 0 to 200 percent of the target, depending upon performance.

Performance targets are based on our financial performance ranking among a selected peer group. The financial performance ranking considers:

•	return on net assets; and
•	cost of capital.

At the end of the performance period, performance share unit payouts will be in shares of our stock, subject to the terms applicable to the awards.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	103

Our Accounting

Statement 123R requires that certain conditions be met to establish a grant date for accounting purposes. Our performance-based awards do not meet all of these conditions due to discretion the committee has over certain items that are included in the final determination of awards that are granted. In accordance with Statement 123R, we:

•	remeasure the fair value of the performance share units at every reporting date;
•	adjust the number of shares expected to be awarded based on the probability of achieving the performance target; and
•	recognize compensation cost for performance share units over their three-year performance period.

The fair value of our performance stock units is the market price of our stock.

If the performance goals are met, the cumulative compensation cost will equal the market price of our stock on the date the performance share unit payouts are made times the number of shares of stock that are awarded.

If the performance goals are not met, we will:

•	not recognize any cumulative compensation cost; and
•	reverse any previously recognized compensation cost.

Activity

In our fiscal year 2007, we awarded 168,514 performance share units with a weighted average fair value of $80.12 on the date of the awards.

Summary of Nonvested Performance Share Units at Target Levels for Our Fiscal Year 2007

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2006	143	$69.62
Granted	169	$80.12
Forfeited	(27)	$74.78
Nonvested at December 30, 2007	285	$75.35

STOCK APPRECIATION RIGHTS

Through the Plan, we grant cash-settled stock appreciation rights as part of certain compensation awards.

The Details

Stock appreciation rights are similar to stock options. The benefit comes from the market price of our stock being higher on the exercise date than it was on the date the stock appreciation rights were granted. The differences are that the employee:

•	receives the benefit as a cash award; and
•	does not purchase the underlying stock.

The vesting conditions and exceptions are the same as for 10-year stock options. Details are in the Stock Options section earlier in this note.

Stock appreciation rights are generally issued to employees outside of the U.S.

Our Accounting

We use a Black-Scholes option valuation model to estimate the fair value of stock appreciation rights on its grant date. The value of a stock appreciation right is equal to the value of a 10-year option on its grant date. Stock appreciation rights are liability classified awards and the fair value is remeasured at every reporting date.

The process used to develop our valuation assumptions is the same as for the 10-year stock options we grant. Details are in the Stock Options section earlier in this note.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights at Year End

AS OF DECEMBER 30, 2007
Expected volatility	29.06%
Expected dividends	3.26%
Expected term (in years)	3.02
Risk-free rate	3.54%
Weighted average fair value	$15.73

Activity

In our fiscal year 2007, we granted 165,727 stock appreciation rights at a weighted average exercise price of $80.66.

Summary of Stock Appreciation Rights Activity for Our Fiscal Year 2007

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)

Outstanding at December 31, 2006	858	$61.72
Granted	166	$80.66
Exercised	(391)	$58.81
Forfeited or expired	(44)	$70.24
Outstanding at December 30, 2007	589	$68.35	7.33	$2
Exercisable at December 30, 2007	190	$61.81	5.90	$3

The total intrinsic value of stock appreciation rights settled – which equals the amount of cash used to settle the awards – during the last three years was:

•	$9 million in 2007;
•	$4 million in 2006; and
•	$3 million in 2005.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 30, 2007, our unrecognized share-based compensation cost for all types of share-based awards included:

•	$47 million related to nonvested equity-classified share-based compensation arrangements – expected to be recognized over a weighted-average period of approximately 2.31 years; and
•	$2 million related to nonvested liability-classified stock appreciation rights – expected to vest over a weighted-average period of approximately 2.4 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

Certain employees and our board of directors can defer compensation into stock equivalent units.

The Details

The plan works differently for employees and directors.

Eligible employees:

•	may choose to defer all or part of their bonus into stock equivalent units; and
•	receive a 15 percent premium if the deferral is for at least five years.

Our directors:

•	must have a portion of their annual retainer fee deferred into stock equivalent units;
•	may choose to defer some or all of the remainder of their annual retainer fee into stock equivalent units; and
•	do not receive a premium for their deferrals.

Employees and directors also choose when the deferrals will be paid out.

Our Accounting

We settle all deferred compensation accounts in cash. In addition, we credit all stock equivalent accounts with dividend equivalents.

Stock equivalent units are:

•	liability-classified awards; and
•	are remeasured to fair value at every reporting date.

The fair value of a stock equivalent unit is equal to the market price of our stock.

Activity

The number of stock equivalent units outstanding in our deferred compensation accounts at the end of our last three fiscal years was:

•	419,217 as of December 30, 2007;
•	397,000 as of December 31, 2006; and
•	414,000 as of December 25, 2005.

NOTE 19: CHARGES FOR RESTRUCTURING

Weyerhaeuser’s charges for restructuring were $37 million in 2007.

Items Included in Our Restructuring Charges

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Asset impairment charges	$—	$13	$—
Termination benefits	36	10	15
Other restructuring costs	1	3	6
Reversal of restructuring charges recorded in prior periods	—	(4)	—
	37	22	21
Less discontinued operations (Note 3)	—	(1)	(4)
Total	$37	$21	$17

RESTRUCTURING ACTIVITY

For the last three years, our restructuring charges were primarily related to:

•	2007 – restructuring of an administration facility in Kamloops, British Columbia covering various business functions and restructuring in the Wood Products segment.
•	2006 – restructuring of the Containerboard, Packaging and Recycling organization.
•	2005 – overall cost-reduction efforts.

ACCRUED TERMINATION BENEFITS

As of December 30, 2007, Weyerhaeuser’s accrued liabilities include approximately $31 million of severance accruals related to restructuring charges recognized during 2007.

Changes in Our Accrued Termination Benefits Related to Restructuring Activity During Our Fiscal Year 2007

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2006	$7
Charges	36
Payments	(11)
Other adjustments	(1)
Accrued severance as of December 30, 2007	$31

Weyerhaeuser Company 2007 Annual Report and Form 10-K	105

NOTE 20: CHARGES FOR CLOSURE OF FACILITIES

Weyerhaeuser’s charges for the closure or curtailment of facilities were $124 million in 2007.

ASSESSING FACILITIES FOR CLOSURE OR SALE

We evaluate operating facilities for closure or sale when they:

•	are not a long-term strategic fit for us; and
•	cannot achieve top-quartile performance without significant capital investments.

We also continually assess our customers’ needs and change our operating posture to efficiently and effectively meet those needs. In doing so, we consider:

•	changing market conditions; and
•	adjusting production levels at many of the company’s operating facilities.

Costs related to curtailing operations are also included in the information provided below.

Costs Associated With Facility Closures

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Asset impairment charges	$71	$68	$626
Termination benefits	45	24	78
Pension settlement or curtailment	1	2	(9)
Other closure costs	11	31	7
Reversals of closure charges recorded in prior periods	(2)	(13)	(7)
	126	112	695
Less discontinued operations (Note 3)	(2)	(40)	(504)
Total	$124	$72	$191

CLOSURE ACTIVITY

In 2007, our costs for announced closures or curtailments included:

•	four engineered lumber mill facilities;
•	three oriented strand board (OSB) facilities;
•	one lumber mill;
•	one plywood line;
•	one packaging plant; and
•	additional costs recognized in connection with previously announced mill closures.

Other closure costs include costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental cleanup costs and incremental costs to wind down operating facilities.

See Note 21: Other Operating Costs (Income), Net for additional charges related to the Miramichi OSB facility that were recognized prior to the decision to close the facility.

In 2006, our costs included the following:

•	announced closure or curtailment of operations at two lumber mills, three plywood and veneer facilities, and one I-Joist facility;
•	closures of three packaging plants and one sheet plant;
•

an out-of-period charge of $26 million recognized in the third quarter of 2006 for additional impairment of assets related to the closure of the Prince Albert, Saskatchewan, facility, which was announced in the fourth quarter of 2005. This out-of-period charge is included in discontinued operations in 2006; and

•

other closure costs, including costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental cleanup costs and incremental costs to wind down operating facilities.

In 2005, our costs were for announced closures that included:

•	a pulp and paper facility, a specialty pulp mill, and a large-log sawmill;
•	a fine paper machine and a containerboard machine;
•	an I-joist facility and a veneer and plywood facility;
•	two hardwood facilities; and
•	seven corrugated converting plants and a bag plant.

Of these closures, the pulp and paper facility and fine paper machine closure charges are included in discontinued operations for 2005.

ACCRUED TERMINATION BENEFITS

Our accrued severance was $53 million as of December 30, 2007.

Changes in Our Accrued Termination Benefits Related to Facility Closures During Our Fiscal Year 2007

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2006	$44
Charges	45
Payments	(32)
Other adjustments	(4)
Accrued severance as of December 30, 2007	$53

NOTE 21: OTHER OPERATING COSTS (INCOME), NET

Weyerhaeuser’s other operating income, net, was $7 million in 2007.

These costs (income):

•	include both recurring and occasional income and expense items; and
•	can fluctuate from year to year.

Various Income and Expense Items Included in Other Operating Costs (Income), Net

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Gain on the Domtar Transaction (Note 3)	$(606)	$—	$—
Gain on sale of Irish composite panel operations (Note 3)	—	(45)	—
Gain on sale of North American composite panel operations (Note 3)	—	(51)	—
Gain on sale of French composite panel operations (Note 3)	—	—	(57)
Gain on sale of B.C. Coastal operations (Note 3)	—	—	(63)
Gain on significant sales of nonstrategic timberlands	—	—	(57)
(Gain) loss on disposition of assets	(84)	12	(4)
Asset impairment charges other than for closures	52	6	—
Casualty losses	10	—	12
Gain on British Columbia tenure reallocation agreement	—	—	(6)
Gain on legal settlement related to Dryden, Ontario facility (Note 3)	(43)	—	—
Charge (reversal) for alder antitrust litigation (Note 16)	21	(95)	13
Reversal of hardboard siding reserve (Note 16)	—	(23)	—
Charge for linerboard antitrust litigation	—	—	50
Other charges for litigation	14	—	—
IT contract termination and service provider transition fees	26
Foreign exchange gains	(45)	(28)	(16)
Cumulative effect to begin capitalizing interest on excess qualifying Real Estate assets	—	—	(25)
Other, net	(8)	(6)	(19)
	$(663)	$(230)	$(172)
Less discontinued operations	656	94	133
Total	$(7)	$(136)	$(39)

(Gain) loss on disposition of assets for 2007 includes a pretax gain of $29 million in connection with the sale of a box plant in Cerritos, California, a pretax gain of $27 million on the sale of a log export facility in Tacoma, Washington, and pretax gains totaling $28 million related to individual asset sales.

Asset impairment charges for 2007 include a charge of $27 million related to the Miramichi, New Brunswick oriented strand board mill. In February 2007, we announced an indefinite curtailment of the Miramichi, New Brunswick OSB mill and the mill was offered for sale. The impairment charge was recognized at that time. We continued to evaluate the strategic options for the facility and in the second quarter of 2007, we announced the closure of the facility. Additional costs of the closure are included in charges for closure of facilities.

Asset impairment charges for 2007 also include a $10 million pretax charge related to the Canadian distribution facilities.

In the second quarter of 2005, we recognized a gain of $57 million that had been previously deferred in connection with significant sales of nonstrategic timberlands.

In the fourth quarter of 2005, we began capitalizing Weyerhaeuser interest on qualifying assets of the Real Estate segment. In the same quarter, we recognized income of $43 million for the cumulative effect of that change. Following are the components of the cumulative effect:

Components of the Cumulative Effect on Earnings

DOLLAR AMOUNTS IN MILLIONS
2005
Pre-2005 Weyerhaeuser interest attributable to qualifying real estate owned as of December 25, 2005	$(25)
Capitalization of Weyerhaeuser interest on qualifying real estate assets	(50)
Reduction in Weyerhaeuser capitalized interest due to sales of qualifying real estate assets	32
Total	$(43)

The amount of Weyerhaeuser interest capitalized to qualifying Real Estate assets depends upon:

•	the amount of qualifying Real Estate assets; and
•	the level of debt held by Real Estate.

The amount of Weyerhaeuser interest we include as an expense in cost of products sold depends upon:

•	volume of sales of qualifying real estate; and
•	timing of those sales.

In the accompanying Consolidated Statement of Earnings for 2005:

•	$50 million of interest capitalized in 2005 is included in capitalized interest;
•	$32 million of previously capitalized interest associated with sales of qualifying real estate during 2005 is included in costs of products sold; and
•	the $25 million net cumulative effect for periods prior to 2005 is included in other operating costs (income), net.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	107

Subsequent to 2005, capitalization of this interest is included in Weyerhaeuser capitalized interest and previously capitalized interest associated with sales of qualifying real estate is included in Weyerhaeuser cost of products sold.

Foreign exchange gains and losses result from changes in exchange rates primarily related to our Canadian and New Zealand operations.

The Foreign Currency Translation section of Note 1: Summary of Significant Accounting Policies provides details about how we translate local currencies into U.S. dollars.

NOTE 22: INCOME TAXES

This note provides details about our income taxes applicable to continuing operations:

•	earnings before income taxes;
•	provisions for income taxes;
•	effective income tax rate;
•	deferred tax assets and liabilities; and
•	unrecognized tax benefits.

Income taxes related to discontinued operations are discussed in Note 3: Discontinued Operations.

EARNINGS BEFORE INCOME TAXES

Our pretax earnings from continuing operations in 2007 were $59 million.

Domestic and Foreign Earnings from Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Domestic earnings	$370	$634	$1,620
Foreign earnings (loss)	(311)	910	(141)
Total	$59	$1,544	$1,479

PROVISIONS FOR INCOME TAXES

Our provision for income taxes from continuing operations in 2007 was $8 million.

Provisions for Current and Deferred Federal, State and Foreign Income Taxes from Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
Federal:
Current	$132	$490	$556
Deferred	(36)	(115)	(71)
	96	375	485
State:
Current	21	54	72
Deferred	(21)	(18)	(11)
	—	36	61
Foreign:
Current	(36)	30	(75)
Deferred	(52)	39	59
	(88)	69	(16)
Total income tax expense	$8	$480	$530

EFFECTIVE INCOME TAX RATE

Our effective income tax rate applicable to continuing operations for 2007 was 12.1 percent.

Items Determining Our Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2007	2006	2005
U.S. federal statutory income tax	$21	$541	$517
State income taxes, net of federal tax benefit	(7)	27	43
Foreign taxes	8	(7)	(24)
Federal income tax credits	(13)	(20)	(11)
Export sales incentive	—	(8)	(10)
Tax law changes	(13)	(27)	(16)
Dividend repatriation	—	—	44
Medicare Part D subsidy	(9)	(27)	—
Interpretation 48 provision	16	—	—
Dividends to employee stock option plan	(6)	(7)	(6)
Goodwill impairment	3	—	2
Meals and entertainment	4	4	4
All other, net	4	4	(13)
Total income taxes	$8	$480	$530
Effective income tax rate	12.1%	31.1%	35.9%

One-Time Deferred Tax Benefits/Charges

We recognized these one-time deferred tax benefits/charges during 2007:

•	$22 million benefit related to a reduction in the Canadian federal income tax rate; and
•	$9 million charge related to the Flat Rate Business Tax Reform in Mexico.

We recognized these one-time deferred tax benefits during 2006:

•	$12 million benefit related to a change in Texas state income tax law;
•	$18 million benefit related to a reduction in the Canadian federal income tax rate; and
•	$18 million benefit related to a deferred tax adjustment associated with the Medicare Part D subsidy.

We recognized these one-time deferred tax benefits/charges during 2005:

•	$14 million benefit related to a change in Ohio state income tax law;
•	$7 million benefit related to a one-time reduction in the British Columbia provincial corporate income tax rate; and
•	$44 million charge related to repatriation of $1.1 billion of foreign earnings pursuant to the American Jobs Creation Act.

DEFERRED TAX ASSETS (LIABILITIES)

Deferred tax assets and liabilities relate to temporary differences between pretax book income and taxable income. Deferred tax assets represent tax benefits that have already been recognized for book purposes, but that will be recognized for tax purposes in the future. Deferred tax liabilities represent income that has been recognized for book purposes, but that will be reported as taxable income in the future.

Our net deferred tax liabilities were approximately $3.0 billion at the end of our fiscal year 2007.

Deferred Income Tax Assets (Liabilities) Related to Continuing Operations by Category

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Weyerhaeuser:
Current	$156	$189
Noncurrent	(3,290)	(3,011)
Real Estate (included in other assets)	166	98
Net deferred tax liabilities	$(2,968)	$(2,724)

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 30, 2007	DECEMBER 31, 2006
Postretirement benefits	$417	$481
Incentive compensation	85	123
Net operating loss carryforwards	102	95
Other	551	497
Gross deferred tax assets	1,155	1,196
Valuation allowance	(102)	(107)
Net deferred tax assets	1,053	1,089
Depreciation of property, plant and equipment	(1,436)	(1,383)
Depletion on timberlands	(1,039)	(993)
Pension	(715)	(326)
Other	(831)	(1,111)
Deferred tax liabilities	(4,021)	(3,813)
Net deferred tax liabilities	$(2,968)	$(2,724)

OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)

Other information about our deferred income tax assets (liabilities) include:

•	implementation of Statement 158;
•	net operating loss carryforwards;
•	changes in tax rates and tax laws; and
•	valuation allowances.

Implementation of Statement 158

Our deferred tax asset related to postretirement benefits increased by $182 million in 2006 due to our implementation of Statement 158.

Net Operating Loss Carryforwards

Our net operating loss carryforwards as of the end of our fiscal year 2007 are primarily foreign and are as follows:

•	$199 million, which expire from 2008 through 2027; and
•	$119 million, which do not expire.

Changes in Tax Rates and Tax Laws

Deferred tax assets and liabilities are based on tax rates that are expected to be in effect in future periods when deferred items reverse. Changes in tax rates or tax laws affect the expected future tax benefit or expense. The effect of such changes that occurred during each of the last three fiscal years is included in “Tax Law Changes” disclosed under “Effective Income Tax Rate” above.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	109

Valuation Allowances

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

Our valuation allowance on our deferred tax assets was $102 million as of the end of our fiscal year 2007.

Changes in our valuation allowance over the last three years were:

•	$5 million net decrease in 2007. This net decrease resulted primarily from:
-	$16 million decrease due to the sale of certain New Zealand operations;
-	$3 million decrease due to the expectation of future use of state credits; and
-	$14 million increase due to additional foreign losses.

Reinvestment of Undistributed Earnings

We have $357 million in undistributed earnings from our foreign subsidiaries as of the end of our fiscal year 2007. We have reinvested our foreign undistributed earnings, therefore they are not subject to U.S. income taxes. It is not practical to determine the income tax liability that would result from repatriation.

HOW WE ACCOUNT FOR INCOME TAXES

The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we handle and account for our income taxes.

UNRECOGNIZED TAX BENEFITS

The company adopted Interpretation 48 on January 1, 2007.

Subsequent to adoption, we recognized income tax expense of $25 million in accordance with Interpretation 48, of which $20 million was recognized in discontinued operations during 2007.

Under Interpretation 48, unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the company has taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 30, 2007, and January 1, 2007, are $193 million and $175 million, respectively, which includes interest related to such positions of $25 million and $17 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and does not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 30, 2007

Balance at beginning of year	$175
Additions based on tax positions related to current year	28
Additions for tax positions of prior year	21
Reductions for tax positions of prior years	(27)
Foreign currency translation	17
Settlements	(21)
Lapse of statute	—
Balance at end of year	$193

The net liability recognized in our Consolidated Balance Sheet under Interpretation 48 was $98 million as of December 30, 2007, and $94 million as of January 1, 2007, which includes interest of $25 million and $15 million, respectively. These amounts represent tax positions across all jurisdictions that, if sustained, would affect our effective tax rate.

In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense and current taxes payable. This policy did not change as a result of Interpretation 48.

As of December 30, 2007, we are undergoing examination in the U.S. federal tax jurisdiction for the 2005-2006 tax years. Our 2007 federal income tax return is being examined under the IRS Compliance Assurance Process (“CAP”). This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. We are also undergoing examination in various state and foreign jurisdictions for the 2000-2006 tax years. We expect that the outcome of any examination will not have a material effect on our financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In the next 12 months, we estimate a decrease of up to $18 million in unrecognized tax benefits on several individually insignificant tax positions due to the lapse of applicable statutes of limitation in multiple jurisdictions.

NOTE 23: ACQUISITIONS

Our acquisitions over the last three years were:

•	PSA Composites LLC; and
•	Maracay Homes Arizona I, LLC.

The effect of these acquisitions did not significantly affect our results of operations.

PSA COMPOSITES LLC

In October 2006, Weyerhaeuser purchased PSA Composites LLC, a company that has developed technology for extrusion and pulltrusion of oriented polymer composites, for $20 million.

MARACAY ACQUISITION

In February 2006, WRECO acquired Maracay Homes Arizona I, LLC (Maracay), a privately-held homebuilder located in Phoenix, Arizona. In 2006, WRECO paid $213 million, including transaction-related costs, and assumed debt from Maracay in connection with the acquisition. In 2007, WRECO paid $40 million in accordance with deferred purchase price terms of the contract. The terms of the agreement also provide for contingent consideration to be paid to the management sellers of the operation if certain operating and financial return metrics are achieved. Based on performance through 2007, no contingent consideration is due to the sellers.

NOTE 24: GEOGRAPHIC AREAS

This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to and revenues from unaffiliated customers;
•	export sales from the U.S.;
•	earnings from continuing operations before income taxes; and
•	long-lived assets.

SALES AND REVENUES

Our sales to and revenues from unaffiliated customers outside the U.S. are primarily to customers in Canada, Japan and Europe. Our export sales from the U.S. include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;
•	containerboard, pulp, lumber and recycling material to other Pacific Rim countries; and
•	pulp and hardwood lumber to Europe.

Sales and Revenues by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 30, 2007 (DOLLAR AMOUNTS IN MILLIONS)
	2007	2006	2005
Sales to and revenues from unaffiliated customers:
U.S.	$13,755	$18,489	$18,873
Japan	600	750	774
Canada	604	1,160	1,362
Europe	521	670	785
Other foreign countries	1,391	1,181	1,089
	$16,871	$22,250	$22,883
Less discontinued operations	(563)	(3,579)	(4,038)
Total	$16,308	$18,671	$18,845
Export sales from the U.S.:
Japan	$522	$649	$615
Other	1,498	1,215	1,140
	$2,020	$1,864	$1,755
Less discontinued operations	(5)	(12)	(52)
Total	$2,015	$1,852	$1,703

Discontinued operations primarily represent sales to the U.S.

EARNINGS AND LONG-LIVED ASSETS

Our earnings from continuing operations before income taxes outside the U.S. related primarily to Canada, Japan and Europe.

Our long-lived assets – used in the generation of revenues in the different geographical areas – are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill;
•	timber and timberlands; and
•	property and equipment.

Earnings and Long-Lived Assets by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 30, 2007 (DOLLAR AMOUNTS IN MILLIONS)
	2007	2006	2005
Earnings from continuing operations before income taxes:
U.S.	$370	$634	$1,620
Foreign countries	(311)	910	(141)
Total	$59	$1,544	$1,479
Long-lived assets:
U.S.	$11,263	$13,760	$15,100
Canada	1,727	2,351	2,429
Other foreign countries	245	190	201
	$13,235	$16,301	$17,730
Less discontinued operations	—	(2,979)	(4,144)
Total	$13,235	$13,322	$13,586

Weyerhaeuser Company 2007 Annual Report and Form 10-K	111

NOTE 25: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data provides a review of our results and performance throughout the year. Our earnings per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.

Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	Net sales and revenues	Operating income	Earnings (loss) from continuing operations before income taxes	Net earnings (loss)	Basic net earnings (loss) per share	Diluted net earnings (loss) per share	Dividends per share	Market prices – high/low

2007:
First quarter (revised)(1)	$3,891	$48	$(13)	$720	$3.09	$3.09	$0.60	$86.20 – $71.37
Second quarter	$4,334	$166	$55	$32	$0.15	$0.15	$0.60	$82.62 – $74.69
Third quarter	$4,146	$183	$115	$101	$0.47	$0.47	$0.60	$84.05 – $62.97
Fourth quarter	$3,937	$9	$(98)	$(63)	$(0.30)	$(0.30)	$0.60	$77.68 – $67.75
Full year	$16,308	$406	$59	$790	$3.60	$3.59	$2.40	$86.20 – $62.97
2006:
First quarter	$4,451	$339	$280	$(576)	$(2.34)	$(2.33)	$0.50	$73.77 – $66.32
Second quarter	$4,867	$471	$401	$298	$1.20	$1.19	$0.50	$75.09 – $56.69
Third quarter	$4,554	$319	$252	$224	$0.91	$0.91	$0.60	$63.37 – $55.35
Fourth quarter	$4,799	$685	$611	$507	$2.12	$2.12	$0.60	$71.93 – $60.49
Full year	$18,671	$1,814	$1,544	$453	$1.85	$1.84	$2.20	$75.09 – $55.35

(1)  First quarter 2007 results have been revised to reflect an adjustment to the net gain on the Domtar Transaction. The adjustment related to discontinued operations, but resulted in a $35 million reduction to net earnings and a $0.15 decrease in basic and diluted net earnings per share.

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

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

The company has submitted to the New York Stock Exchange a certification that it is in compliance with the listing standards of the New York Stock Exchange.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 30, 2007. The effectiveness of the company’s internal control over financial reporting as of December 30, 2007, has been audited by KPMG LLP, an independent registered public accounting firm as stated in their report which is included herein.

/s/ STEVEN R. ROGEL
Steven R. Rogel
Chairman and Chief Executive Officer

Dated: February 27, 2008

/s/ PATRICIA M. BEDIENT
Patricia M. Bedient
Executive Vice President and Chief Financial Officer

Dated: February 27, 2008

Weyerhaeuser Company 2007 Annual Report and Form 10-K	113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 30, 2007, and December 31, 2006, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 30, 2007, and our report dated February 26, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 26, 2008

PART III

DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to directors of the company included under the headings “Nominees for Election – Terms Expire in 2009,” “Nominees for Election – Terms Expire in 2011,” “Board of Directors and Committee Information,” “Continuing Directors – Terms Expire in 2010”, and “Continuing Directors – Terms Expire in 2009” and in the Notice of 2008 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 17, 2008, is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of 2008 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 17, 2008, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Family Relationships,” “Employment Agreements with Named Executive Officers” and “Change in Control and Severance Agreements” is incorporated herein by reference.

DIRECTORS

Debra A. Cafaro, 49, a director of the Company since February 2007, has been chairman, president and chief executive officer of Ventas, Inc. (health care real estate investment trust) since 2003. She was its president and chief executive officer from 1999 when she joined the company until 2003, and has been a director of the company since 1999. She served as president and director of Ambassador Apartments, Inc. (real estate investment trust) from 1997 until 1998 when it merged with AIMCO and previously was a founding member and partner of the law firm of Barack Ferrazzano Kirschbaum Perlman and Nagelberg, LLC.

Martha R. Ingram, 71, a director of the Company since 1995, has been chairman of Ingram Industries, Inc. (book distribution, and inland barging), since 1995 and a member of its board since 1981. She was its director of public affairs from 1979 to 1995. She is also a director of Ingram Micro, Inc. and Regions Financial Corporation. In addition, she is chairman of the Board of Trust of Vanderbilt University. She also serves as chairman of the board of the Nashville Symphony Association, is on the Board of the Nashville Opera, the Nashville Ballet and the Tennessee Repertory Theatre and is former chairman of the board of the Tennessee Performing Arts Center. Mrs. Ingram was also chairman of the 1996 Tennessee Bicentennial Commission.

John I. Kieckhefer, 62, a director of the Company since 1990, has been president of Kieckhefer Associates, Inc. (investment and trust management) since 1989, and was senior vice president prior to that time. He has been engaged in commercial cattle operations since 1967 and is a trustee of J.W. Kieckhefer Foundation, an Arizona charitable trust.

Arnold G. Langbo, 69, a director of the Company since 1999, was chairman of Kellogg Company (cereal products) from 1992 until his retirement in 2000. He joined Kellogg Canada Inc. in 1956 and was elected president, chief operating officer and a director of Kellogg Company in 1990. He served as chief executive officer of Kellogg Company from 1992 to 1999. He is also a director of Johnson & Johnson and Whirlpool Corporation.

Rt. Hon. Donald F. Mazankowski, 71, a director of the Company since 1997, is a business consultant. He was a Member of Parliament, Government of Canada, from 1968 to 1993, served as Deputy Prime Minister from 1986 to 1993 and as Minister of Finance from 1991 to 1993. He also is a director of the Power Group of Companies; Shaw Communications, Inc.; Great-West Lifeco Inc., IGM Financial Inc.; Yellow Pages Group; Canadian Oil Sand Trust and Atco Ltd. He is Senior Advisor to Gowlings, LaFleur, Henderson LLP, Barristers and Solicitors. He is a past member of the board of governors of the University of Alberta and is past chairman of the Institute of Health Economics.

Nicole W. Piasecki, 44, a director of the Company since 2003, is president of Boeing Japan. Previously, she served as executive vice president of Business Strategy & Marketing for Boeing Commercial Airplanes, The Boeing Company, from 2003 to 2006; was vice president of Commercial Airplanes Sales, Leasing Companies from 2000 until January 2003; and served in various positions in engineering, sales, marketing, and business strategy for the Commercial Aircraft Group from 1991. She is a member of the Federal Aviation’s Management Advisory Council and the YWCA of Seattle-King County-Snohomish County and a former director of Washington Works.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	115

Steven R. Rogel, 64, a director of the Company since 1997, has been chairman of the board since 1999. He has been the Company’s president and chief executive officer since 1997. Prior to joining the Company, he served as the president and chief executive officer of Willamette Industries, Inc. from 1995 to 1997 and as its president and chief operating officer from 1991 to 1995. He is a director of The Kroger Company and Union Pacific Corporation, and serves on the National Executive Board Boy Scouts of America. He is the former Chairman of the American Forest & Paper Association and the National Council for Air and Stream Improvement, Inc.

Richard H. Sinkfield, 64, a director of the Company since 1993, is a senior partner in the law firm of Rogers & Hardin in Atlanta, Georgia, and has been a partner in the firm since 1976. He was a director of United Auto Group, Inc. (automobile retailer) from 1993 to 1999 and its executive vice president and chief administrative officer from 1997 to 1999. He was a director of Central Parking Corporation from 2000 to February 2005. He is a former director of the Metropolitan Atlanta Community Foundation, Inc. and the Atlanta College of Art. He is a Trustee of Vanderbilt University, a member of the executive board of the Atlanta Area Council of the Boy Scouts of America, a member of the Board of Directors of the Georgia Appleseed Center for Law and Justice and was a member of the board of governors of the State Bar of Georgia from 1990 to 1998.

James N. Sullivan, 69, a director of the Company since 1998, is the retired vice chairman of the board of Chevron Corporation (international oil company) where he was a director from 1988 to 2000. He joined Chevron in 1961, was elected a vice president in 1983 and served as its vice chairman from 1989 to 2000.

D. Michael Steuert, 58, a director of the Company since October 2004, has been senior vice president and chief financial officer for Fluor Corporation (engineering and construction) since 2001. He served as senior vice president and chief financial officer at Litton Industries Inc. (defense electronics, ship construction and electronic technologies) from 1999 to 2001 and as a senior officer and chief financial officer of GenCorp Inc. (aerospace, propulsion systems, vehicle sealing systems, chemicals and real estate) from 1990 to 1999. Prior to joining GenCorp Inc., he held financial management positions at TRW Inc. (space and automotive). He serves as Trustee of Prologis (NYSE: PLD), and is a member of the National Financial Executives Institute, and is past president of the Board of Trustees of the Mental Health Association of Summit County, Ohio.

Charles R. Williamson, 58, a director of the company since October 2004, was the executive vice president of Chevron Texaco Corporation (international oil company) from August, 2005 until his retirement on December 1, 2005. He was chairman and chief executive officer of Unocal Corporation (oil and natural gas) until its acquisition by Chevron Texaco Corporation in 2005. He served as Unocal Corporation’s executive vice president, International Energy Operations from 1999 to 2000; group vice president, Asia Operations from 1998 to 1999; group vice president, International Operations from 1996 to 1997; and held numerous management jobs including positions in the United Kingdom, Thailand and the Netherlands since joining Unocal in 1977. He was a director of Unocal Corporation and former Chairman of the US-ASEAN Business Council. He is also a director of Talisman Energy Inc. and PACCAR Inc.

Kim Williams, 51, a director of the Company since October 1, 2006, was senior vice president and associate director of global industry research for Wellington Management Company LLP (investment management) from 2001 to 2005, was elected a partner effective January 1995 and held various management positions with Wellington from 1986 to 2001. Prior to joining Wellington, she served as vice president, industry analyst for Loomis, Sayles & Co., Inc (investment management) from 1982 to 1986. She is a member of the Overseer Committee of Brigham and Women’s Hospital in Boston, Massachusetts and a Trustee of Brookwood School, Manchester by the Sea, Massachusetts.

EXECUTIVE OFFICERS

The executive officers of the company are as follows:

NAME	TITLE	AGE
Lee T. Alford	Senior Vice President	60
Ernesta Ballard	Senior Vice President	62
Patricia M. Bedient	Executive Vice President	54
James M. Branson	Senior Vice President	52
Srinivasan Chandrasekaran	Senior Vice President	58
Miles P. Drake	Senior Vice President	58
Daniel S. Fulton	President	59
Thomas F. Gideon	Senior Vice President	56
Richard E. Hanson	Executive Vice President	64
Sandy D. McDade	Senior Vice President	56
Susan M. Mersereau	Senior Vice President	61
Craig D. Neeser	Senior Vice President	53
Edward P. Rogel	Senior Vice President	61
Steven R. Rogel	CEO and Chairman	65

Lee T. Alford has been senior vice president, Residential Wood Products since 2004. He was vice president, Softwood Lumber from 2002 to 2004; vice president, Southern Timberlands from 1999 to 2002; and vice president, Mississippi/Louisiana Operations from 1996 when he joined the company to 1999. Prior to joining the company, he held various management positions with several forest products companies, including Cavenham Forest Industries, Duke City Lumber Company Inc. and Crown Zellerbach.

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

Patricia M. Bedient has been executive vice president and chief financial officer since April 2007. She was senior vice president, Finance and Strategic Planning from February 2006 to 2007. She served as vice president, Strategic Planning from 2003 when she joined the company to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002.

James M. Branson has been senior vice president, Timberlands since March 2007. He was vice president of Southern Timberlands from 2002 to 2007. From 1981 to 2002 he held numerous leadership roles in finance and wood products manufacturing. He started with Weyerhaeuser in 1979 as an accountant trainee in timberlands raw materials in Arkansas.

Srinivasan Chandrasekaran has been senior vice president, Cellulose Fibers, since December 2006. He was vice president, Manufacturing, Cellulose Fibers from 2005 to 2006; vice president and mill manager at the Kamloops, British Columbia cellulose fiber mill from 2003 to 2005; and vice president and mill manager at the Kingsport, Tennessee paper mill from 2002 to 2003. He joined Weyerhaeuser in 2002 with the company’s acquisition of Willamette Industries Inc., where he served in a number of leadership positions.

Miles P. Drake has been senior vice president, Research and Development and Chief Technology Officer since October 2006 when he joined the company. He was vice president, research and development and chief technology officer of Air Products and Chemicals Inc. (Industrial Gases) from 2001 until October 2006 and held numerous other leadership positions with Air Products and Chemicals Inc. from 1986 until 2001.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	117

Daniel S. Fulton has been president of the company since January 1, 2008. He was the president of Weyerhaeuser Real Estate Company, a subsidiary of the company, since 2001. He was president and chief executive officer of Weyerhaeuser Realty Investors Inc., a subsidiary of the company, from 1998 to 2000; its chief operating officer from 1996 to 1997; and its chief investment officer from 1994 to 1995. He joined Weyerhaeuser in 1975 and has held various management and investment positions with the company and its subsidiaries.

Thomas F. Gideon has been senior vice president, Containerboard, Packaging and Recycling since March 2007. He was senior vice president, Timberlands, from 2005 to 2007. He was vice president, Timberlands from 2003 to 2005 and director of Sales and Marketing for Western Timberlands from 1998 to 2003. He joined Weyerhaeuser in 1978 and held numerous human resources and sales management positions in Wood Products before moving into Western Timberlands in 1996.

Richard E. Hanson has been executive vice president and chief operating officer since 2003. He was executive vice president, Timberlands from 2002 to 2003 and was senior vice president, Timberlands, from 1999 to 2002. He was vice president, Western Timberlands from 1996 to 1998. He joined Weyerhaeuser in 1969 and has held numerous management positions in the Timberlands, Wood Products and Paper businesses.

Sandy D. McDade has been senior vice president and general counsel since September 2006. He was senior vice president, Industrial Wood Products and International, from 2005 to 2006; senior vice president, Canada from 2003 to 2005; vice president, Strategic Planning, from 2000 to 2003; and corporate secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.

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

Edward P. Rogel has been senior vice president, Human Resources since 2003. He was vice president, Human Resources Operations from 2000 to 2003. He joined Weyerhaeuser in 1969 and has held numerous human resources positions with Weyerhaeuser in the Timberlands, Wood Products and Pulp businesses in addition to holding corporatewide responsibilities.

Steven R. Rogel has been the company’s chief executive officer since January 1, 2008. He was president and chief executive officer from 1997 to 2008. He has been a director of the company since 1997 and has been chairman of the board since 1999. Prior to joining the company, he served as the president and chief executive officer of Willamette Industries, Inc. from 1995 to 1997 and as its president and chief operating officer from 1991 to 1995. He is a director of The Kroger Co. and Union Pacific Corporation, and he serves on the national executive board of the Boy Scouts of America. He is the former chairman of the American Forest & Paper Association and the National Council for Air and Stream Improvement, Inc.

AUDIT COMMITTEE FINANCIAL EXPERT

As of December 30, 2007, the Audit Committee of the board of directors consisted of Martha R. Ingram, Donald F. Mazankowski, Kim Williams and D. Michael Steuert. Each member is independent as defined under the New York Stock Exchange rules. The board of directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that Mr. Steuert is an “audit committee financial expert” as defined by SEC rules.

CORPORATE GOVERNANCE MATTERS

CODE OF ETHICS

The company has adopted a code of ethics that applies to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy is incorporated in the exhibits to this 10-K by reference and is available on the company’s website at www.weyerhaeuser.com. A copy of the code of ethics is available free of charge upon written request to Claire S. Grace, Corporate Secretary, Weyerhaeuser Company, P. O. Box 9777, Federal Way, WA 98063-9777 or by email at CorporateSecretary@Weyerhaeuser.com.

CORPORATE GOVERNANCE GUIDELINES

The company has adopted corporate governance guidelines. The company’s corporate governance guidelines are available on the company’s website at www.weyerhaeuser.com. Paper copies may be obtained by written request to Claire S. Grace, Corporate Secretary, Weyerhaeuser Company, P. O. Box 9777, Federal Way, WA 98063-9777 or by email at CorporateSecretary@Weyerhaeuser.com.

EXECUTIVE AND DIRECTOR COMPENSATION

Information with respect to executive and director compensation contained in the Notice of 2008 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 17, 2008, under the headings “Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “NonQualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2008 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 17, 2008, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with regard to certain relationships and related transactions contained in the Notice of 2008 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 17, 2008, under the headings “Review, Approval or Ratification of Related-party Transactions” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services in the Notice of 2008 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 17, 2008, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

Weyerhaeuser Company 2007 Annual Report and Form 10-K	119

PART IV

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE	PAGE NUMBER(S) IN FORM 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	122
Schedule II – Valuation and Qualifying Accounts	123

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

(ii)    Bylaws (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007 – Commission File Number 1-4825)

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

(j)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 26, 2008 – Commission File Number 1-4825)

(k)    Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 25, 2005 – Commission File Number 1-4825)

(l)    Weyerhaeuser Company Deferred Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 – Commission File Number 1-4825)

(m)  Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission on December 18, 2007 – Commission File Number 1-4825)

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

(q)   Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Deutsche Bank Securities Inc., as documentation agents, and Morgan Stanley Bank as co-documentation agent. (incorporated by reference to 2006 Form 10-K filed with the Securities and Exchange Commission on February 27, 2007 – Commission File Number 1-4825)

(r)    Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Documentation Agents and Morgan Stanley Bank, as Co-Documentation Agent. (incorporated by reference to 2006 Form 10-K filed with the Securities and Exchange Commission on February 27, 2007 – Commission File Number 1-4825)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2008.

WEYERHAEUSER COMPANY

/s/ STEVEN R. ROGEL
Steven R. Rogel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2008.

/s/ STEVEN R. ROGEL	/s/ DONALD F. MAZANKOWSKI
Steven R. Rogel Principal Executive Officer, Director and Chairman of the Board	Donald F. Mazankowski Director

/s/ PATRICIA M. BEDIENT	/s/ NICOLE W. PIASECKI
Patricia M. Bedient Principal Financial Officer	Nicole W. Piasecki Director

/s/ JEANNE M. HILLMAN	/s/ RICHARD H. SINKFIELD
Jeanne M. Hillman Principal Accounting Officer	Richard H. Sinkfield Director

/s/ DEBRA A. CAFARO	/s/ D. MICHAEL STEUERT
Debra A. Cafaro Director	D. Michael Steuert Director

/s/ MARTHA R. INGRAM	/s/ JAMES N. SULLIVAN
Martha R. Ingram Director	James N. Sullivan Director

/s/ JOHN I. KIECKHEFER	/s/ KIM WILLIAMS
John I. Kieckhefer Director	Kim Williams Director

/s/ ARNOLD G. LANGBO	/s/ CHARLES R. WILLIAMSON
Arnold G. Langbo Director	Charles R. Williamson Director

Weyerhaeuser Company 2007 Annual Report and Form 10-K	121

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

Under date of February 26, 2008, we reported on the consolidated balance sheet of Weyerhaeuser Company and subsidiaries as of December 30, 2007, and December 31, 2006, and the related consolidated statements of earnings, cash flows and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 30, 2007, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 18 and 9, respectively, to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2006. Also, as discussed in note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and Financial Accounting Standards Board Staff Position AUG AIR–1, Accounting for Planned Major Maintenance Activities, in 2007.

/s/ KPMG LLP

Seattle, Washington

February 26, 2008

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended December 30, 2007

DOLLAR AMOUNTS IN MILLIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO INCOME	(DEDUCTIONS) FROM/ ADDITIONS TO RESERVE	BALANCE AT END OF PERIOD
Weyerhaeuser
Allowances deducted from related asset accounts:
Doubtful accounts – Accounts receivable
2007	$14	$5	$(9)	$10
2006	$11	$11	$(8)	$14
2005	$12	$5	$(6)	$11
Real Estate
Allowances deducted from related asset accounts:
Receivables
2007	$4	$—	$(2)	$2
2006	$3	$—	$1	$4
2005	$4	$—	$(1)	$3
Investments in unconsolidated entities held as assets
2007	$11	$—	$(11)	$—
2006	$4	$—	$7	$11
2005	$3	$1	$—	$4

Weyerhaeuser Company 2007 Annual Report and Form 10-K	123