Form 10-Q
period 2008-03-30
WEYERHAEUSER CO
filed 2008-05-09
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 2, 2008, 211,256,406 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 30, 2007. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the 13-week period ended March 30, 2008, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY
Date: May 8, 2008

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

PART I.	FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

FOR THE THIRTEEN-WEEK PERIODS ENDED

MARCH 30, 2008 AND APRIL 1, 2007

	MARCH 30, 2008	APRIL 1, 2007
		REVISED (NOTE 1)
Net sales and revenues:
Weyerhaeuser	$1,725	$2,178
Real Estate	371	487

Total net sales and revenues	2,096	2,665

Costs and expenses:
Weyerhaeuser:
Costs of products sold	1,443	1,793
Depreciation, depletion and amortization	147	156
Selling expenses	61	72
General and administrative expenses	149	165
Research and development expenses	17	16
Charges for restructuring	1	3
Charges for closure of facilities (Note 6)	53	3
Impairment of goodwill	3	22
Other operating costs, net (Note 12)	44	24

	1,918	2,254

Real Estate:
Costs and operating expenses	327	379
Depreciation and amortization	4	6
Selling expenses	36	41
General and administrative expenses	29	28
Other operating income, net	(6)	(4)
Impairment of long-lived assets	33	—

	423	450

Total costs and expenses	2,341	2,704

Operating loss	(245)	(39)
Weyerhaeuser:
Interest expense incurred	(132)	(131)
Less: interest capitalized	24	30
Interest income and other	13	20
Equity in loss of affiliates	(4)	(1)
Real Estate:
Interest expense incurred	(12)	(12)
Less: interest capitalized	12	12
Interest income and other	1	3
Equity in income (loss) of unconsolidated entities	(23)	18

Loss from continuing operations before income taxes	(366)	(100)
Income taxes	137	37

Loss from continuing operations	(229)	(63)
Discontinued operations, net of income taxes (Note 3)	81	783

Net earnings (loss)	$(148)	$720

Basic earnings (loss) per share (Note 4):
Continuing operations	$(1.08)	$(0.27)
Discontinued operations	0.38	3.36

Net earnings (loss)	$(0.70)	$3.09

Diluted earnings (loss) per share (Note 4):
Continuing operations	$(1.08)	$(0.27)
Discontinued operations	0.38	3.36

Net earnings (loss)	$(0.70)	$3.09

Dividends paid per share	$0.60	$0.60

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	MARCH 30, 2008	DECEMBER 30, 2007
ASSETS
Weyerhaeuser:
Current assets:
Cash and cash equivalents	$53	$92
Receivables, less allowances of $4 and $3	818	705
Inventories (Note 7)	840	827
Prepaid expenses	150	166
Deferred tax assets	150	137
Current assets of discontinued operations (Note 3)	1,102	1,087

Total current assets	3,113	3,014
Property and equipment, less accumulated depreciation of $6,435 and $6,385	4,043	4,204
Construction in progress	324	292
Timber and timberlands at cost, less depletion charged to disposals	3,812	3,769
Investments in and advances to equity affiliates	348	356
Goodwill (Note 8)	948	962
Deferred pension and other assets	2,499	2,446
Restricted assets held by special purpose entities	914	916
Noncurrent assets of discontinued operations (Note 3)	4,045	4,067

	20,046	20,026

Real Estate:
Cash and cash equivalents	16	21
Receivables, less discounts and allowances of $3 and $2	60	63
Real estate in process of development and for sale	1,190	1,270
Land being processed for development	1,675	1,622
Investments in unconsolidated entities	43	58
Other assets	458	473
Consolidated assets not owned	268	273

	3,710	3,780

Total assets	$23,756	$23,806

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	MARCH 30, 2008	DECEMBER 30, 2007
LIABILITIES AND SHAREHOLDERS’ INTEREST
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper	$151	$54
Current maturities of long-term debt	807	507
Accounts payable	537	625
Accrued liabilities	874	970
Current liabilities of discontinued operations (Note 3)	413	451

Total current liabilities	2,782	2,607
Long-term debt	6,058	6,059
Deferred income taxes	2,562	2,554
Deferred pension, other postretirement benefits and other liabilities	1,634	1,657
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	763	765
Noncurrent liabilities of discontinued operations (Note 3)	743	748
Commitments and contingencies (Note 11)

	14,542	14,390

Real Estate

Long-term debt	956	775
Other liabilities	360	432
Consolidated liabilities not owned	198	228
Commitments and contingencies (Note 11)

	1,514	1,435

Total liabilities	16,056	15,825

Shareholders’ interest:

Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 209,658,353 and 209,546,474 shares	262	262
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 1,584,698 and 1,600,110 shares	108	109
Other capital	1,636	1,609
Retained earnings	4,738	5,014
Cumulative other comprehensive income (Note 10)	956	987

Total shareholders’ interest	7,700	7,981

Total liabilities and shareholders’ interest	$23,756	$23,806

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES) (UNAUDITED)

	FOR THE THIRTEEN-WEEK PERIODS ENDED MARCH 30, 2008 AND APRIL 1, 2007
	CONSOLIDATED		WEYERHAEUSER		REAL ESTATE
	MARCH 30, 2008	APRIL 1, 2007	MARCH 30, 2008	APRIL 1, 2007	MARCH 30, 2008	APRIL 1, 2007
Cash flows from operations:
Net earnings (loss)	$(148)	$720	$(95)	$684	$(53)	$36
Noncash charges (credits) to income:
Depreciation, depletion and amortization	211	289	207	283	4	6
Deferred income taxes, net	(10)	(109)	(24)	(111)	14	2
Pension and other postretirement benefits (Note 9)	(18)	63	(18)	62	—	1
Share-based compensation expense	26	22	24	20	2	2
Reclass of excess tax benefits from share-based payment arrangements to financing	—	(47)	—	(44)	—	(3)
Equity in (income) loss of affiliates and unconsolidated entities	27	(17)	4	1	23	(18)
Litigation charges (Note 11)	18	—	18	—	—	—
Charges for impairment of goodwill	3	22	3	22	—	—
Charges for impairment of assets (Note 6 and 12)	61	34	28	34	33	—
Net gains on disposition of assets and operations (Notes 3 and 12)	—	(632)	—	(632)	—	—
Increase to environmental liability reserves (Note 11)	17	—	17	—
Foreign exchange transaction (gains) losses (Note 12)	11	(7)	11	(7)	—	—
Decrease (increase) in working capital, net of divestiture:
Receivables	(107)	(164)	(110)	(231)	3	67
Inventories, real estate and land	(37)	(163)	(55)	(62)	18	(101)
Prepaid expenses	9	17	15	21	(6)	(4)
Accounts payable and accrued liabilities	(263)	(216)	(221)	(144)	(42)	(72)
Deposits on land positions	(27)	(7)	—	—	(27)	(7)
Intercompany advances(1)	—	—	—		(150)	(228)
Other	(58)	(89)	(58)	(83)	—	(6)

Cash from operations	(285)	(284)	(254)	(187)	(181)	(325)

Cash flows from investing activities:
Property and equipment	(101)	(121)	(98)	(114)	(3)	(7)
Timberlands reforestation	(16)	(12)	(16)	(12)	—	—
Acquisition of timberlands	(52)	(37)	(52)	(37)	—	—
Investments in and advances to equity affiliates	(17)	10	(2)	2	(15)	8
Proceeds from sale of assets	8	10	8	10	—	—
Proceeds from sale of operations	21	—	21	—	—
Proceeds from Domtar Transaction (Note 3)	—	1,350	—	1,350	—	—
Intercompany advances(1)	—	—	97	367	—
Other	4	(5)	4	(5)	—	—

Cash from investing activities	(153)	1,195	(38)	1,561	(18)	1

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	534	291	385	(162)	149	453
Cash dividends	(127)	(143)	(127)	(143)	—	—
Payments on debt	(4)	(466)	(1)	(466)	(3)	—
Exercises of stock options	1	306	1	306	—	—
Excess tax benefits from share-based payment arrangements	—	47	—	44	—	3
Intercompany advances(1)	—	—	—	—	53	(139)
Other	(8)	(4)	(3)	(4)	(5)	—

Cash from financing activities	396	31	255	(425)	194	317

Net change in cash and cash equivalents	(42)	942	(37)	949	(5)	(7)
Cash and cash equivalents at beginning of period(2)	114	243	93	223	21	20

Cash and cash equivalents at end of period(2)	$72	$1,185	$56	$1,172	$16	$13

Cash paid (received) during the year for:
Interest, net of amount capitalized	$165	$192	$165	$192	$—	$—

Income taxes	$26	$70	$4	$(240)	$22	$310

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

(2) Includes cash and cash equivalents of discontinued operations.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 13-WEEK PERIODS ENDED

MARCH 30, 2008 AND APRIL 1, 2007

NOTE 1: BASIS OF PRESENTATION

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Except as otherwise disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; as such certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our Annual Report on Form 10-K for the year ended December 30, 2007.

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year for consistency with our 2008 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or shareholders’ interest.

•	Note 3: Discontinued Operations provides a summary of the results of discontinued operations and the balances and results associated with discontinued operations.

•

Intercompany loans and advances between Weyerhaeuser and Real Estate have been classified as operating, investing or financing activities in the Consolidated Statement of Cash Flows based on the perspective of each entity and the characteristics of the underlying cash flows.

REVISION OF FIRST QUARTER 2007 RESULTS

We have revised our first quarter 2007 results to reflect an adjustment to reduce the net gain on the Domtar Transaction by $35 million after-tax. This adjustment is included in discontinued operations on the Consolidated Statement of Earnings.

NOTE 2: ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES WE IMPLEMENTED IN 2008

We changed how we account for the following in the first quarter of 2008:

•	fair value measurements for financial assets and financial liabilities

Fair Value Measurements for Financial Assets and Financial Liabilities

Statement 157 – Statement of Financial Accounting Standards No. 157, Fair Value Measurements – was adopted for financial assets and financial liabilities in the first quarter of 2008. Issued by the FASB in September 2006, Statement 157:

•	provides a common definition of fair value;

•	establishes a framework for measuring fair value in generally accepted accounting principles; and

•	expands disclosures about fair value instruments.

It applies when other accounting standards require or permit fair value measurements. However, it does not require any new fair value measurements.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement 157 for certain non-financial assets and non-financial liabilities to our fiscal year 2009.

Statement 157 was applicable to our commodity cash flow hedges and available-for-sale securities in the first quarter of 2008, neither of which are material. As a result, the implementation of Statement 157 for financial assets and financial liabilities did not have a material impact on our financial position or results of operations and did not result in any additional disclosures.

ACCOUNTING CHANGES THAT TAKE EFFECT IN 2009

Several accounting changes are scheduled to take effect in 2009 and are related to:

•	fair value measurements for certain non-financial assets and non-financial liabilities,

•	business combinations,

•	non-controlling interests,

•	disclosures about derivative instruments and hedging activities and

•	determining the useful life of intangible assets.

Fair Value Measurements for Non-Financial Assets and Non-Financial Liabilities

As discussed above, Statement 157 will be effective for certain non-financial assets and non-financial liabilities in the first quarter of our fiscal year 2009. Assets and liabilities that are measured at fair value, but for which we have not yet applied the provisions of Statement 157 include:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment,

•	reporting units measured at fair value in the first step of a goodwill impairment test,

•	nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment assessment, and

•	asset retirement obligations initially measured at fair value.

We are currently assessing the effect that adoption of Statement 157 in relation to non-financial assets and non-financial liabilities may have on our financial position and results of operations.

Business Combinations

Statement 141R – Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations – takes effect in the first quarter of our fiscal year 2009. Issued by the FASB in December 2007, Statement 141R will be applied to business combinations occurring after the effective date. Statement 141R:

•	expands the definition of a business and

•

changes the accounting for business combinations, including how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.

Statement 141R will be applicable to future business combinations, and will not have a material effect on our financial position, results of operations or cash flows prior to such acquisitions.

Non-controlling Interests

Statement 160 – Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 – takes effect in the first quarter of our fiscal year 2009. Issued by the FASB in December 2007, Statement 160:

•	changes the accounting for non-controlling (minority) interests in consolidated financial statements,

•	requires non-controlling interests to be presented as a separate component of equity,

•	changes the income statement presentation of income or losses attributable to non-controlling interests and

•	revises the accounting for both increases and decreases in a parent’s controlling ownership interest.

We currently are assessing the effect Statement 160 may have on our financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

Statement 161 – Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 – takes effect in the first quarter of our fiscal year 2009. Statement 161:

•	requires qualitative disclosures about objectives and strategies for using derivatives;

•	requires quantitative disclosures about fair value amounts of and gains and losses on derivative instruments; and

•	requires disclosures about credit-risk-related contingent features in derivative agreements.

We are currently assessing the effect Statement 161 may have on our financial statement disclosures.

Determining the Useful Life of Intangible Assets

FSP 142-3 – FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets – takes effect in the first quarter of our fiscal year 2009. FSP 142-3:

•	provides guidance on estimating the useful life of recognized intangible assets;

•	requires consideration of all pertinent factors, including historical experience, when estimating the useful life of intangible assets; and

•	establishes additional disclosure requirements related to accounting for intangible assets.

We are currently assessing the effect FSP 142-3 may have on our financial position, results of operations and disclosures.

NOTE 3: DISCONTINUED OPERATIONS

Our discontinued operations for the 13 weeks ended March 30, 2008, and April 1, 2007, include the operations of the Containerboard, Packaging and Recycling business. In addition, discontinued operations for the 13 weeks ended April 1, 2007, include nine weeks of operations of the Fine Paper business and related assets that were divested as part of the Domtar Transaction in March 2007.

The following table summarizes the U.S. dollar components of net sales and net earnings from discontinued operations:

	THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007(1)
Net sales	$1,297	$1,789

Income from operations	123	125
Interest expense	—	(17)
Income tax expense	(42)	(46)

Net earnings from operations	81	62

Pretax gain on divestiture	—	629
Income tax benefit on divestiture	—	92

Net gain on divestiture after taxes	—	721

Net earnings from discontinued operations	$81	$783

(1) The first quarter of 2007 includes nine weeks of operations of Fine Paper business and related assets with the following results:

•	Net sales were $563 million.

•	Net earnings were $736 million.

•	Earnings per basic share were $3.16.

•	Earnings per diluted share were $3.16.

Results of discontinued operations:

•	exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments,

•	include an allocation of net pension income and

•	include interest expense only if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction.

Discontinued operations related to Containerboard, Packaging and Recycling do not include any allocation of interest expense; however discontinued operations related to the Fine Paper Business and related assets do include interest expense.

The following table shows carrying values for assets and liabilities classified as discontinued operations as of March 30, 2008 and December 30, 2007.

Carrying Value of Assets and Liabilities Classified as Discontinued Operations:

DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	DECEMBER 30, 2007
Assets
Cash and cash equivalents	$3	$1
Receivables, less allowances	620	628
Inventories	449	428
Prepaid expenses	11	11
Deferred tax assets	19	19

Total current assets	1,102	1,087

Property and equipment, net	2,565	2,613
Construction in progress	165	150
Goodwill	1,244	1,245
Deferred pension and other assets	71	59

Total noncurrent assets	4,045	4,067

Total assets	$5,147	$5,154

Liabilities
Accounts payable	$230	$244
Accrued liabilities	183	207

Total current liabilities	413	451

Deferred income taxes	727	736
Deferred pension, other postretirement benefits, and other liabilities	15	12

Total noncurrent liabilities	742	748

Total liabilities	$1,155	$1,199

ANNOUNCED SALE OF CONTAINERBOARD, PACKAGING AND RECYCLING BUSINESS

On March 17, 2008, we announced that we had entered into a purchase and sale agreement with International Paper Company for the sale of our Containerboard, Packaging and Recycling business for $6 billion in cash. Our net proceeds are expected to be reduced by transaction-related costs and income taxes payable and could be adjusted to reflect working capital balances at the time of the sale. The transaction is expected to be completed during the third quarter of 2008.

The following operating assets are included as part of the transaction:

•	nine containerboard mills with total capacity of 6.3 million tons,

•	seventy-two packaging locations with total capacity of 99.4 billion square feet,

•	ten specialty packaging plants,

•	four kraft bag and sack locations with a total capacity of 199,000 tons and

•	nineteen recycling facilities.

The Containerboard, Packaging and Recycling assets meet specific accounting requirements of assets held for sale, and as a result, depreciation of the assets was suspended as of March 15, 2008, the date the agreement was signed.

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

We also received $1.35 billion of cash proceeds in connection with the Domtar Transaction that was required to be used to pay down debt. Interest expense included in discontinued operations primarily reflects an estimate of interest expense related to the debt that was repaid with the proceeds from the Domtar Transaction.

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

•	Cellulose Fibers – five cellulose fiber manufacturing facilities with total capacity of 0.8 million tons;

•	Wood Products – one sawmill with a capacity of 160 million board feet; and

•	Timberlands – forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

Also included in the Fine Paper and related assets divested were:

•	the Prince Albert, Saskatchewan pulp and paper facility that the company closed in the first quarter of 2006; and

•	sawmills in Big River and Wapawekka, Saskatchewan that were closed in the second quarter 2006.

Components of the Net Gain on the Domtar Transaction in the First Quarter of 2007:

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Cash	$1,350
Common shares tendered (25,490,194 shares at $85.99 per share)	2,192

3,542

Less:
Net book value of contributed assets	(2,881)
Costs not reimbursed	(32)

(2,913)

Pretax gain	629
Tax benefit	92

Net gain on divestiture	$721

The U.S. portion of the transaction resulted in a gain that is not taxable while the Canadian portion of the transaction resulted in a net loss for which we have recognized a tax benefit. The net pretax gain of $629 million on the Domtar Transaction was recorded in the Corporate and Other segment in the first quarter of 2007. We also recognized a net tax benefit of $92 million in the first quarter of 2007. These net tax benefits were largely due to the rollout of temporary differences on the assets sold in Canada.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

This note provides details about:

•	how we calculate basic and diluted net earnings per share,

•	our stock repurchase program and

•	our shares with an anti-dilutive effect.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common and exchangeable shares.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common and exchangeable shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

Components of Our Basic and Diluted Earnings per Share

	THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS	MARCH 30, 2008	APRIL 1, 2007
Loss from continuing operations	$(229)	$(63)
Earnings from discontinued operations	81	783

Net earnings (loss) available for common and exchangeable shareholders	$(148)	$720

Weighted average outstanding shares of common and exchangeable stock (basic)	211,195	233,242
Dilutive effect of share-based awards	—	—

Common and exchangeable stock and stock equivalents (diluted)	211,195	233,242

Basic earnings (loss) per share:
Continuing operations	$(1.08)	$(0.27)
Discontinued operations	0.38	3.36

Net earnings (loss)	$(0.70)	$3.09

Diluted earnings (loss) per share:
Continuing operations	$(1.08)	$(0.27)
Discontinued operations	0.38	3.36

Net earnings (loss)	$(0.70)	$3.09

The decrease in the basic weighted average number of shares outstanding reflects:

•	the cancellation of 25,490,194 shares as part of the Domtar Transaction in March 2007; and

•	the repurchase of 6,999,400 shares during 2007, the remaining amount of shares authorized by the board to be repurchased under our stock repurchase program.

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share for the 13-week periods ended March 30, 2008 and April 1, 2007 due to the company’s net loss position from continuing operations. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	THIRTEEN WEEKS ENDED
SHARES IN THOUSANDS	MARCH 30, 2008	APRIL 1, 2007
Stock options	9,595	9,183
Performance share units	273	608
Restricted stock units	647	549

NOTE 5: SHARE-BASED COMPENSATION

In the first quarter of 2008, we granted 1,752,855 stock options, 128,444 stock appreciation rights and 453,169 restricted stock units.

The weighted average exercise price of the stock options granted in the first quarter of 2008 was $62.53.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in Our First Quarter 2008

10-YEAR OPTIONS
Expected volatility	30.89%
Expected dividends	3.84%
Expected term (in years)	5.92
Risk-free rate	3.16%
Weighted average grant date fair value	$13.89

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 30, 2008.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 30, 2008

MARCH 30, 2008
Expected volatility	30.07%
Expected dividends	3.67%
Expected term (in years)	3.68
Risk-free rate	2.17%
Weighted average fair value	$11.06

The weighted average fair value of the restricted stock units granted in the first quarter of 2008 was $63.60. The post-termination vesting provisions for restricted stock units granted in 2008 differed from previous grants by allowing for immediate or continued vesting of awards in the event of death, disability, retirement, including early retirement or job elimination As a result, the expense associated with certain of the restricted stock units granted in 2008 will be recognized over a required service period that is less than the stated four-year vesting period.

NOTE 6: CHARGES FOR CLOSURE OF FACILITIES

Weyerhaeuser incurred the following charges for the closure of facilities:

	THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007
Asset impairment charges	$23	$—
Termination benefits	33	1
Other closure costs	6	6
Reversal of closure charges recorded in prior periods	(1)	—

	61	7
Less: discontinued operations	(8)	(4)

	$53	$3

The charges recognized during the 13-week period ended March 30, 2008, include asset impairment charges and severance costs related primarily to the permanent closures of an OSB plant, two lumber mills, a plywood facility, and a veneer plant, as well as additional costs recognized in connection with previously announced Wood Products closures.

In addition, the 13-week period ended March 30, 2008, includes charges related to the closures of a containerboard mill and two box plants, which are reported as discontinued operations.

Other closure costs include costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental clean-up and general costs to wind down operating facilities.

Changes in accrued termination benefits related to facility closures during the 13-week period ended March 30, 2008, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 30, 2007	$53
Charges	33
Payments	(26)
Other adjustments	(1)

Accrued severance as of March 30, 2008	$59

NOTE 7: INVENTORIES

Weyerhaeuser inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	DECEMBER 30, 2007
Logs and chips	$81	$69
Lumber, plywood, panels and engineered lumber	346	346
Pulp and paper	98	99
Containerboard and packaging	245	235
Other products	200	191
Materials and supplies	319	315

	1,289	1,255
Less: discontinued operations	(449)	(428)

	$840	$827

NOTE 8: GOODWILL

Goodwill is the purchase price minus the fair value of net assets we’ve acquired through business acquisitions and combinations. This note includes information about changes in the carrying amount of our goodwill.

Changes in the Carrying Amount of Goodwill

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	CONTAINERBOARD, PACKAGING, AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 30, 2007	$40	$813	$93	$1,245	$16	$2,207
Less: discontinued operations	—			(1,245)	—	(1,245)

Balance as of December 30, 2007, excluding discontinued operations	40	813	93	—	16	962
Impairment of goodwill	—	(3)	—	—	—	(3)
Effect of foreign currency translation and other adjustments	—	(12)	—	—	1	(11)

Balance as of March 30, 2008	$40	$798	$93	$—	$17	$948

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We recognized net pension income of $39 million and other postretirement benefit expense of $23 million, for net income of $16 million during the 13-week period ended March 30, 2008, compared to a total expense of $63 million during the 13-week period ended April 1, 2007. The components of net periodic benefit costs are:

	PENSION		OTHER POSTRETIREMENT BENEFITS
	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007	MARCH 30, 2008	APRIL 1, 2007
Service cost	$33	$36	$5	$5
Interest cost	72	67	15	13
Expected return on plan assets	(145)	(124)	—	—
Amortization of loss (gain)	(7)	2	5	7
Amortization of prior service costs (credits)	8	9	(2)	(2)
(Gain) loss due to curtailment, settlement and special termination benefits	—	55	—	(5)

	$(39)	$45	$23	$18

Gain or loss due to curtailment, settlement and special termination benefits for the 13-week period ended April 1, 2007 was primarily related to the Domtar Transaction, which included the transfer of four Canadian pension plans and is recorded in discontinued operations. Refer to Note 3: Discontinued Operations for additional information about the Domtar Transaction.

Beginning in first quarter 2008, all of the net pension (income) expense for Weyerhaeuser is recorded in the Corporate and Other segment. See additional discussion in Note 13: Business Segments.

NOTE 10: COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss), net of tax, was a loss of $179 million for the 13-week period ended March 30, 2008.

Items Included in Our Comprehensive Income

	THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007
Net earnings (loss)	$(148)	$720
Other comprehensive income:
Foreign currency translation adjustments	(48)	(2)
Actuarial net gains (losses), net of tax	(4)	1
Prior service credits, net of tax	8	6
Net derivative gains on cash flow hedges, net of tax	17	28
Reclassification of net gains on cash flow hedges, net of tax	(3)	(11)
Unrealized losses on available-for-sale securities	(1)	—

	$(179)	$742

Cumulative Other Comprehensive Income Our cumulative other comprehensive income, net of tax, was $956 million as of March 30, 2008. Items Included in Our Cumulative Other Comprehensive Income
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	DECEMBER 30, 2007
Foreign currency translation adjustments	$479	$527
Net pension and other postretirement benefit gains not yet recognized in earnings	540	544
Prior service cost not yet recognized in earnings	(75)	(83)
Cash flow hedge fair value adjustments	9	(5)
Unrealized gains on available-for-sale securities	3	4

	$956	$987

NOTE 11: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

Major legal proceedings involving us described in this section are:

•	hardboard siding claims,

•	alder antitrust litigation,

•	oriented strand board (OSB) antitrust litigation and

•	Paragon Trade Brands, Inc. litigation.

We also are a party to other legal matters generally incidental to our business.

The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

Status. Total claims paid through March 30, 2008 were $109 million. The reserve for future claim payments was $21 million as of March 30, 2008. To date, we have recovered a total of $52 million through negotiated settlements with our insurance carriers.

We have no litigation pending with any persons or entities that have opted out of the class. However, it is possible that persons or entities that have opted out may file claims in the future.

We believe our reserve balance is adequate. However, determining reserves required to fund any future claims involves judgments and projections of future claims rates and amounts. At this time, we are unable to estimate the amount of additional charges – if any – we may need for these claims in the future.

Claims Activity and Average Damage Award Paid

	THIRTEEN WEEKS ENDED	FIFTY-TWO WEEKS ENDED	FIFTY-THREE WEEKS ENDED
	MARCH 30, 2008	DECEMBER 30, 2007	DECEMBER 31, 2006
Number of claims filed during the period	270	1,460	2,200
Number of claims resolved	150	1,980	1,420
Number of claims unresolved at end of period	1,085	965	1,485
Number of damage awards paid	65	1,200	675
Average damage award paid	$1,150	$2,100	$3,478

Events and Claims. Here is a chronology of the settlement:

•	2000 – We entered into a nationwide settlement of hardboard siding class action cases and recognized a $130 million pretax charge to cover the estimated cost of the settlement and related claims.

•	2001 – We reassessed the adequacy of our reserve and increased it by $43 million.

•	2003 – The right to file claims from the first six-year period (1981-1986) expired.

•	2004 – We reduced our reserve by $20 million based on actual claims and litigation.

•	2006 – The right to file claims from the second six-year period (1987-1993) expired.

•	2006 – We reduced our reserve by another $23 million based on actual claims and litigation.

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

Status. The U.S. Court of Appeals for the Ninth Circuit vacated the lower court decision imposing $16 million in trebled damages against us and remanded the Washington Alder case to the U.S. District Court in Oregon because of the U.S. Supreme Court decision in the Initial Alder Case. The Ninth Circuit held that because the jury award in Washington Alder had been based on the jury verdict in the Initial Alder Case the Washington Alder verdict also had to be reconsidered. We reversed a $16 million reserve into income in the fourth quarter of fiscal year 2006.

We settled the Washington Alder case in August 2007 and recorded an after-tax charge of $3 million in the third quarter of 2007.

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

•	2007 – We settled the case and recorded an after-tax charge of $3 million in the third quarter of 2007.

Civil Class Action Antitrust Lawsuit

This lawsuit – filed against us in U.S. District Court in Oregon – claims that as a result of our alleged monopolization of what was claimed to be the alder sawlog market in the Pacific Northwest we also had monopolized or controlled an alleged market for finished alder and charged monopoly prices for finished alder lumber.

Status. In April 2008 a jury found in favor of the class and imposed trebled damages of $84 million. We believe multiple errors occurred during the trial and we intend to appeal the judgment. Management believes that ultimately an adverse result is not probable because the company will prevail on appeal. Based on the information currently available to us, the requirements for establishing a reserve under Statement 5 have not been met. As a result, we have not established a reserve for this litigation. However, it is possible in the future that there could be a charge for all or a portion of any damage award. Any such charge could materially and adversely affect our results of operations for the period in which we record it.

There have been no claims by persons or entities opting out of the class but sales for the class period to opt outs are approximately $100 million. We have no litigation pending with any entity or individual who has opted out of the class. However, it is possible that entities or individuals who have opted out of the class may file lawsuits against us in the future. We have not established a reserve for this matter. We are also unable to estimate at this time the amount of charges – if any – that may be required in the future.

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

•

2007 – The U.S. District Court in Oregon granted the plaintiffs’ motion to file a second amended complaint, extended the claims period to December 31, 2006, and scheduled trial on the matter for April 2008.

•	2007 – The U.S. District Court in Oregon denied our motion to decertify the class.

•

2007 – The U.S. District Court in Oregon granted plaintiffs’ request to file a third amended complaint, which eliminated all allegations of overbidding and overbuying of alder sawlogs as a mechanism to affect the price of alder lumber.

•	2007 – We filed a motion for summary judgment with the U.S. District Court.

•

2008 – The U.S. District Court denied our motion for summary judgment. The trial commenced April 15, 2008. A verdict was delivered against the company on April 28, 2008. The amount of the verdict with trebling is $84 million. The company will be appealing the judgment against it.

OSB Antitrust Litigation

In 2006 a series of lawsuits that had been filed were consolidated into one case in the U.S. District Court in Pennsylvania on behalf of persons and entities who directly or indirectly purchased OSB between June 2002 and February 2006 from us or from Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Tolko Forest Products, Grant Forest Products, Norbord or J.M. Huber Corp.

The lawsuit alleges:

•	these companies conspired to fix and raise OSB prices in the U.S. during the class period and

•	plaintiffs paid artificially inflated prices for OSB during that period.

No specific damages were alleged, but the direct and indirect plaintiffs have estimated total damages from all defendants, with trebling, of $4.9 billion. This is lower than previously reported because the plaintiffs’ experts have modified their opinions and because the class period ending is now February 2006 rather than “to the present.”

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

In March 2008 we reached a settlement with the direct purchasers for $18 million and we recognized a charge of $18 million in the first quarter of 2008. In April 2008 we reached a settlement with the indirect purchasers for approximately $1 million. A notice to the class will be mailed to give direct and indirect plaintiffs a chance to opt out of the settlements and/or contest the fairness of the settlement at a hearing which will be set by the court at a later date.

Events and Rulings. Here is a chronology of the litigation:

•	2006 – Numerous individual cases were consolidated into one lawsuit filed in U.S. District Court in Pennsylvania seeking class action status for direct purchasers of OSB.

•	2006 – Additional lawsuits filed on behalf of indirect purchasers of OSB in different states where such claims are possible under state law were consolidated in U.S. District in Pennsylvania.

•	2006 – The court dismissed with prejudice the claims filed by the Pennsylvania indirect purchasers.

•	2007 – The U.S. District Court in Pennsylvania:

•	certified a class of direct purchasers who purchased OSB structural panel products directly from defendants from June 1, 2002 to February 24, 2006;

•

certified a class of nationwide indirect purchaser end users who indirectly purchased for their own use and not for resale, new OSB manufactured or sold by one or more of the defendants between June 1, 2002 and February 24, 2006;

•	excluded persons who purchased OSB already incorporated into a house or other structure; and

•

certified a multi-state class of indirect purchasers from 17 states. Money damages for indirect multi-state claims can be recovered only as permitted by state law and plaintiffs generally are limited to injunctive relief in the nationwide indirect class.

•	2007 – The U.S. Court of Appeals for the Third Circuit denied the separate petitions of the defendants and the indirect purchaser plaintiffs for leave to appeal the class certification order.

•	2007 – Individual and joint motions for summary judgment were filed in December on behalf of the remaining defendants, including us.

•	2008 - In March, we settled with the direct purchasers of OSB for $18 million and a charge of $18 million was recognized in the first quarter of 2008.

•	2008 - In April, we settled with the indirect purchasers for approximately $1 million.

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

Status. In 2005 the U.S. Bankruptcy Court imposed damages of approximately $470 million on us. We appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia. In September 2007, the U.S. District Court for the Northern District of Georgia issued an order reversing the U.S. Bankruptcy Court’s decision and directed the court clerk to enter judgment in our favor. In October 2007 the Litigation Claims Representative appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. Oral argument is scheduled for May 20, 2008.

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

ENVIRONMENTAL MATTERS

The issues we have concerning environmental matters are:

•	site remediation and

•	asbestos removal.

Site Remediation

Under the Comprehensive Environmental Response Compensation and Liability Act – commonly known as the Superfund – and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites and

•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

Our Established Reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are responsible.

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 30, 2007	$27
Remediation costs accrued	17
Remediation costs charged to reserve	(1)

Reserve balance as of March 30, 2008	$43

Total active sites as of March 30, 2008	63

During the first quarter of 2008, we recognized a charge of $17 million for an adjustment to increase our reserve for environmental remediation. The increase was primarily a result of including additional years during which we are required to perform ongoing monitoring activities at certain sites.

The other changes in our reserves for remediation costs reflect:

•	additional information on all sites concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $35 million.

That estimate – in which those additional costs may be incurred over several years – is the upper end of the range of reasonably possible additional costs. The estimate:

•	is much less certain than the estimates on which our accruals are currently based and

•	uses assumptions that are less favorable to us among the range of reasonably possible outcomes.

In estimating our current accruals and the possible range of additional future costs, we:

•	assumed we will not bear the entire cost of remediation of every site,

•	took into account the ability of other potentially responsible parties to participate and

•	considered each party’s financial condition and probable contribution on a per-site basis.

We have not recorded any amounts for potential recoveries from insurance carriers.

Asbestos Removal

We have not recognized a liability for the removal and disposal of encapsulated asbestos from all facilities and equipment. That is because we cannot reasonably:

•	estimate the fair value of our obligations or

•	determine the settlement dates.

When we are able to reasonably estimate the fair value, we will establish a liability as appropriate.

NOTE 12: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	exclude our Real Estate operations,

•	include both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Various Income and Expense Items Included in Weyerhaeuser Other Operating Costs, Net

	THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007
Gain on the Domtar Transaction (Note 3)	$—	$(629)
Asset impairment charges other than for closures	5	34
Charges for environmental remediation reserve adjustment (Note 11)	17	—
Charges for OSB litigation settlement (Note 11)	18	—
Closter fire insurance recovery	(6)	—
Foreign exchange (gains) losses	11	(7)
Other, net	(12)	(9)

	33	(611)
Less: discontinued operations	11	635

	$44	$24

Weyerhaeuser asset impairment charges in the 13-week period ended April 1, 2007 include a charge of $27 million related to the Miramichi, New Brunswick oriented strand board mill. In February 2007, we announced an indefinite curtailment of the Miramichi OSB mill and the mill was offered for sale. The impairment charge was recognized at that time. We continued to evaluate the strategic options for the facility and in April 2008, we announced we will permanently close the Miramichi OSB mill effective June 6, 2008. Additional costs of the closure are included in charges for closure of facilities.

Foreign exchange gains and losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian operations.

NOTE 13: BUSINESS SEGMENTS

We are principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our principal business segments are:

•	Timberlands – which includes logs, chips and timber;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture;

•	Containerboard, Packaging and Recycling;

•	Real Estate – which includes real estate development, construction and sales; and

•

Corporate and Other – which includes international timberlands and wood products, governance-related corporate support activities and transportation. We may also record one-time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

In the first quarter of 2007 we divested our fine paper business and related assets through completion of the Domtar Transaction. The majority of the operations that were divested as a result of the Domtar Transaction are included in the Fine Paper segment. The additional related assets are included in the following segments:

•

Cellulose Fibers – which includes the Kamloops, British Columbia cellulose fiber operations and also includes sales of cellulose fiber produced in four mills with integrated paper and cellulose fiber operations.

•	Wood Products – which includes the Ear Falls, Ontario sawmill and activities associated with the Big River and Wapawekka, Saskatchewan sawmills that were closed in second quarter 2006.

•	Timberlands – which includes forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

The pretax gain of $629 million recognized in the first quarter of 2007 in connection with the Domtar Transaction is included in the Corporate and Other segment.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Management evaluates segment performance based on the contribution to earnings of the respective segments. Prior to 2008, segment contribution to earnings included an allocation of the net pension income (expense) for the company. Except for Real Estate, effective with the first quarter of 2008, management’s evaluation of segment performance excludes any allocation of net pension income (expense). Our net pension income (expense) for Weyerhaeuser operations is included in contribution to earnings for the Corporate and Other segment. Net pension income (expense) related to our real estate operations continue to be reported in the Real Estate segment.

Net Pension Income (Expense) Included in Segment Contribution to Earnings

	THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007
Net pension income (expense) (Note 9):
Timberlands	$—	$1
Wood Products	—	5
Cellulose Fibers	—	—
Fine Paper	—	1
Containerboard, Packaging and Recycling	—	3
Real Estate	1	—
Corporate and Other	38	(55)

	$39	$(45)

Corporate and Other includes a $55 million charge in the first quarter of 2007 for pension termination and settlement charges related to the Domtar Transaction. This loss was included in the net gain on the Domtar Transaction.

An analysis and reconciliation of the company’s business segment information to the respective information in the Consolidated Financial Statements is as follows:

	THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007
Sales to and revenues from unaffiliated customers:
Timberlands	$194	$233
Wood Products	966	1,470
Cellulose Fibers	445	482
Fine Paper	—	459
Containerboard, Packaging and Recycling	1,297	1,226
Real Estate	371	487
Corporate and Other	120	97

	3,393	4,454
Less: sales of discontinued operations (Note 3)	(1,297)	(1,789)

	2,096	2,665

Intersegment sales:
Timberlands	314	409
Wood Products	51	64
Cellulose Fibers	4	29
Fine Paper	—	43
Containerboard, Packaging and Recycling	1	7
Corporate and Other	12	19

	382	571

Total sales and revenues	2,478	3,236
Intersegment eliminations	(382)	(571)

	$2,096	$2,665

Contribution (charge) to earnings:
Timberlands	$116	$175
Wood Products	(277)	(167)
Cellulose Fibers	56	22
Fine Paper	—	20
Containerboard, Packaging and Recycling	89	67
Real Estate	(74)	58
Corporate and Other	(45)	580

	(135)	755
Interest expense (Weyerhaeuser only) (continuing and discontinued operations)	(132)	(148)
Less: capitalized interest (Weyerhaeuser only)	24	30

Earnings before income taxes (continuing and discontinued operations)	(243)	637
Income tax benefit (expense) (continuing and discontinued operations)	95	83

Net earnings (loss)	$(148)	$720

DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	DECEMBER 30, 2007
Assets:
Timberlands	$4,249	$4,242
Wood Products	3,495	3,573
Cellulose Fibers	2,573	2,624
Containerboard, Packaging and Recycling	5,072	5,090
Real Estate	3,710	3,780
Corporate and Other	6,703	6,841

	25,802	26,150
Less: intersegment eliminations	(2,046)	(2,344)

	$23,756	$23,806

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

STATEMENTS

We make forward-looking statements of our expectations regarding:

•	our markets in the second quarter of 2008;

•	homebuilding starts in the second quarter of 2008;

•	demand and pricing for our wood products during the second quarter of 2008;

•	fee timber harvests in the South and West;

•	timing of nonstrategic timberland sales;

•	land, option or joint venture activity in Real Estate during the second quarter of 2008;

•	earnings and performance of our business segments during the second quarter of 2008;

•	higher costs for energy and silvaculture in the second quarter of 2008;

•	additional expenses for storm salvage operations in the second quarter of 2008;

•	increased annual maintenance downtime in our facilities in the second quarter of 2008;

•	increased expenses for annual planned maintenance in the Cellulose Fiber segment during the second quarter of 2008;

•	seasonal increases in OCC and fiber costs in the second quarter of 2008;

•	possible further curtailments in the Wood Products segment;

•	increased manufacturing costs in the Containerboard, Packaging and Recycling segment during the second quarter 2008;

•	capital expenditures; and

•	timing of debt paydown.

In addition, we also base our forward-looking statements on the expected effect of:

•	foreign exchange rates, primarily Canadian and New Zealand;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	performance of our manufacturing operations including unexpected maintenance requirements;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	completion of the sale of the Containerboard, Packaging and Recycling businesses to International Paper;

•	restructuring of our business support functions following the divestiture of the Containerboard, Packaging and Recycling businesses;

•	successful salvage of our storm-damaged timber in the Pacific Northwest;

•	performance of pension fund investments and derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments;

•	energy prices;

•	raw material prices;

•	chemical prices;

•	transportation costs;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	changes in accounting principles; and

•	weather;

•	loss from fires, floods, pest infestation and other natural disasters; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

As disclosed in Note 3: Discontinued Operations, the following operations are classified as discontinued operations in the accompanying consolidated financial statements:

•	Containerboard, Packaging, and Recycling assets; and

•	Fine paper business and related assets (divested as part of the Domtar Transaction in March 2007).

In reviewing our results of operations, it’s important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight minus normal sales deductions.

•	Contribution to earnings refers to:

•	earnings before interest and income taxes for the Weyerhaeuser business segments and

•

earnings before income taxes for the Real Estate business segment. Interest that was previously capitalized to Real Estate assets that are sold is included in cost of products sold and is included in contribution to earnings for the Real Estate segment.

In reviewing our results of operations, it’s important to understand the following:

•	Net sales and revenues and operating income (loss) included in Consolidated Results below exclude the results of discontinued operations.

•

Net sales and revenues and contribution (charge) to earnings reported in the individual segment discussions that follow include the results of discontinued operations. Refer to Note 13: Business Segments for a discussion of which segments include the results of the various discontinued operations.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and contributions (charge) to earnings are based on the 13-week periods ended March 30, 2008 and April 1, 2007. The 13-week periods are also referred to as 2008 and 2007.

CONSOLIDATED RESULTS

How We Did in the First Quarter of 2008

NET SALES AND REVENUE / OPERATING INCOME / NET EARNINGS (LOSS) – WEYERHAEUSER COMPANY

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE
	MARCH 30, 2008	APRIL 1, 2007	2008 VS. 2007
Net sales and revenues	$2,096	$2,665	$(569)
Operating loss	$(245)	$(39)	$(206)
Earnings from discontinued operations, net of tax	$81	$783	$(702)
Net earnings (loss)	$(148)	$720	$(868)
Net earnings (loss) per share, basic	$(0.70)	$3.09	$(3.79)
Net earnings (loss) per share, diluted	$(0.70)	$3.09	$(3.79)

Comparing 2008 with 2007

In 2008:

•	Net sales and revenue decreased $569 million, or 21 percent.

•	Net earnings decreased $868 million.

Net sales and revenue

Net sales and revenue decreased primarily due to the following:

•	Continued slowdown in the U.S. housing market, which was reflected in the following:

•	lower demand for residential building products – refer to the Wood Products segment discussion;

•	declines in the average selling prices and in the number of single-family homes closed – refer to the Real Estate segment discussion; and

•	decreased shipments of pulp – refer to the Cellulose Fibers segment discussion.

These decreases were partially offset by increased price realizations for pulp products - refer to the Cellulose Fibers segment discussion.

Net earnings

Net earnings decreased primarily due to the following:

•	We recognized a net gain in 2007 as a result of the Domtar Transaction – refer to the Corporate and Other segment discussion.

•

We recognized lower price realizations for softwood lumber, structural panels and engineered lumber products and increased pretax asset impairment and facility closure charges – refer to the Wood Products segment discussion.

•	We had lower gross margins on single-family homes closed, decreased partnership income and increased homebuilding impairment charges – refer to the Real Estate segment discussion.

TIMBERLANDS

How We Did in the First Quarter of 2008

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and contribution to earnings for the 13-week periods ended March 30, 2008 and April 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – TIMBERLANDS

DOLLAR AMOUNTS IN MILLIONS	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE
	MARCH 30, 2008	APRIL 1, 2007	2008 VS. 2007
Net sales and revenues to unaffiliated customers:
Logs	$143	$170	$(27)
Other Products	51	63	(12)

	$194	$233	$(39)

Intersegment sales	$314	$409	$(95)

Contribution to earnings	$116	$175	$(59)

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues to unaffiliated customers decreased $39 million, or 17 percent.

•	Intersegment sales decreased $95 million, or 23 percent.

•	Contribution to earnings decreased $59 million, or 34 percent.

Net sales and revenue – unaffiliated customers

Net sales and revenues to unaffiliated customers decreased due primarily to the following:

•	Western log price realizations decreased 21 percent due to weaker domestic and export markets.

•

Southern log sales volumes increased 36 percent and price realizations increased 4 percent due to a stronger market for fiber logs as pulp and containerboard mills experienced lower residual chip flows due to sawmill downtime.

•	Canadian sales volumes decreased 5 percent due to lower logging levels in all provinces as a result of downtime at various mills and the completion of the Domtar Transaction.

Intersegment sales

•	Intersegment sales decreased $95 million, more than half of which was due to lower sales in Canada resulting from the same factors that negatively affected Canadian third-party sales volumes.

•	Both Western and Southern intersegment sales decreased, primarily due to lower prices in the West as a result of the weaker domestic markets and lower volumes in both the West and the South.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	Lower average price realizations from both domestic and export sales in the West and a less favorable mix in the South resulted in a $37 million decrease in segment earnings..

•

Logging costs in the West increased primarily due to storm salvage costs and higher diesel fuel costs which affected logging, transportation, road building and silviculture costs in all geographies. The net effect of these factors was a $14 million decrease in segment earnings.

•	Fee harvest volume decreased slightly in the West and South, reducing contribution to earnings by $6 million.

Our Outlook

We expect Timberlands earnings to be slightly lower in the second quarter of 2008 compared with first quarter. We expect the continued weakness in the housing market, storm salvage costs in the West, higher diesel fuel costs and seasonally higher silviculture costs to negatively affect the segment’s second quarter earnings.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

VOLUMES IN THOUSANDS	THIRTEEN WEEKS ENDED
	MARCH 30, 2008	APRIL 1, 2007
Third-party log sales – cunits (100 cubic feet)	781	750
Fee harvest – cunits (100 cubic feet)	2,093	2,140

WOOD PRODUCTS

How We Did in the First Quarter of 2008

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the 13-week periods ended March 30, 2008 and April 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION (CHARGE) TO EARNINGS – WOOD PRODUCTS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007	2008 VS. 2007
Net sales and revenues:
Softwood lumber	$361	$574	$(213)
Engineered solid section	105	155	(50)
Engineered I-Joists	73	117	(44)
Oriented strand board	105	152	(47)
Plywood	57	100	(43)
Hardwood lumber	80	90	(10)
Other products produced	49	50	(1)
Other products purchased for resale	136	232	(96)

	$966	$1,470	(504)

Charge to earnings	$(277)	$(167)	(110)

Comparing 2008 with 2007

Net sales and revenues and contribution to earnings were both negatively affected by the continued market challenges for the U.S. homebuilding industry. Our primary market is residential homebuilding, which continues to experience a decline in total housing starts into 2008 and an oversupply of existing homes for sale.

In 2008:

•	Net sales and revenues decreased $504 million, or 34 percent.

•	Contribution to earnings decreased $110 million.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•

Demand for wood products was significantly weaker in 2008 with U.S. single family housing starts 38 percent below the 2007 level using a seasonally adjusted annual rate for comparison. This weak demand continued to put downward pressure on prices for most of our product lines. It also caused shipment volumes to decrease significantly.

•	Average price realizations for lumber decreased 17 percent and oriented strand board decreased 3 percent. Shipment volumes decreased 24 percent and 29 percent for lumber and OSB, respectively.

•

Average price realizations for engineered I-joists decreased 9 percent and engineered solid section decreased 10 percent. Shipment volumes decreased 32 percent and 25 percent for engineered I-joists and engineered solid section, respectively.

•

Plywood sales volumes decreased 50 percent. This is partially due to redirecting more of our internally produced veneer to production of engineered products rather than plywood. We have also reduced the amount of plywood purchased for resale.

•	Sales of other products decreased 40 percent due to a combination of the sale or closure of several distribution centers in Canada and the US, and lower market demand for building products.

Contribution to earnings

Contribution to earnings decreased $110 million primarily due to the following:

•

Contribution from softwood lumber and structural panels decreased $60 million and contribution from engineered lumber products decreased $40 million. Price erosion due to market conditions made up the majority of the decrease,

•

Charges of $56 million for asset impairments and mill closure costs were recognized in 2008 compared to $59 million in 2007. 2008 charges were for the permanent closure of the Miramichi OSB facility, the Kamloops and Carrot River lumber mills, and the Hudson Bay plywood plant. 2008 charges also included $18 million in settlement costs related to OSB litigation.

Our Outlook

We expect losses for our Wood Products segment to be significant in the second quarter of 2008, although they are expected to moderate from the first quarter of 2008 levels. We expect slightly higher lumber prices and lower raw material costs. We will continue to balance production with demand, which may result in further curtailments of production.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED
VOLUMES IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007
Softwood lumber – board feet	1,257	1,657
Engineered solid section – cubic feet	6	7
Engineered I-Joists – lineal feet	56	82
Oriented strand board – square feet (3/8”)	671	942
Plywood – square feet (3/8”)	154	310
Hardwood lumber – board feet	87	89

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED
VOLUMES IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007
Softwood lumber – board feet	1,187	1,427
Engineered solid section – cubic feet	6	6
Engineered I-Joists – lineal feet	58	87
Oriented strand board – square feet (3/8”)	697	968
Plywood – square feet (3/8”)	74	114
Hardwood lumber – board feet	71	73

CELLULOSE FIBERS

How We Did in the First Quarter of 2008

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the 13-week periods ended March 30, 2008 and April 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007	2008 VS. 2007
Net sales and revenues:
Pulp	$345	$405	$(60)
Liquid packaging board	67	56	11
Other products	33	21	12

	$445	$482	$(37)

Contribution to earnings	$56	$22	$34

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues decreased $37 million or 8 percent, during the first quarter.

•	Contribution to earnings increased $34 million during the first quarter.

Net sales and revenue

Net sales and revenues increased primarily due to the following:

•	Average price realizations improved across all primary products in the segment.

•	Pulp price realizations increased by $101 per ton, or 15 percent.

•	Liquid packaging price realizations increased by $87 per ton, or 10 percent.

•	Sales volumes for liquid packaging board sales volume increased approximately 4,000 tons, or 6 percent.

Partially offsetting these increases was a reduction in pulp sales volumes, which decreased approximately 152,000 tons, or 26 percent, primarily as a result of the divestment of the Kamloops, British Columbia mill and other white paper mills in the Domtar Transaction in the first quarter of 2007.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•	Improved pulp market conditions resulted in higher price realizations, which contributed approximately $45 million to earnings.

•	Improved liquid packaging board market conditions resulted in higher price realizations, which contributed approximately $8 million.

•

Maintenance costs decreased $11 million and productivity improved, increasing the segment’s earnings by an additional $14 million. The segment had one annual maintenance outage in the first quarter of 2008 compared to three annual outages in the first quarter of 2007.

Partially offsetting the increases in earnings above were the following:

•	Lower pulp sales volumes reduced the contribution by $14 million.

•	Chemical costs increased by approximately $9 million, primarily due to higher prices.

•	The strengthening of the U.S. dollar compared to the Canadian dollar resulted in a $9 million increase in costs for Canadian manufacturing operations.

•	Other operating costs increased $11 million.

Our Outlook

We expect second quarter earnings for the segment to be slightly lower compared with first quarter. Market conditions for the segment are expected to remain favorable. However, maintenance costs are expected to be higher due to an increase in annual scheduled maintenance activities in the pulp mills.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED
VOLUMES IN THOUSANDS	MARCH 30, 2008	APRIL 1, 2007
Pulp – air-dry metric tons	442	594
Liquid packaging board – tons	71	67

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED
VOLUMES IN THOUSANDS	MARCH 30, 2008	APRIL 1, 2007
Pulp – air-dry metric tons	455	539
Liquid packaging board - tons	64	60

FINE PAPER

On March 7, 2007 the company’s Fine Paper operations and related assets were divested in the Domtar Transaction. As a result, the period ended April 1, 2007, includes nine weeks of fine paper operations. Subsequent to the first quarter of 2007, we no longer have results of operations for the fine paper segment as the facilities contributing to this business segment were all divested in the Domtar Transaction.

Here are net sales and revenues to unaffiliated customers and contribution to earnings for the 13-week period ended April 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – FINE PAPER

THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	APRIL 1, 2007
Net sales and revenues:
Paper	$433
Coated groundwood	26

$459

Contribution to earnings	$20

THIRD-PARTY SALES VOLUMES

THIRTEEN WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007
Paper – tons(1)	461
Coated groundwood – tons	38
Paper converting – tons	318

(1)	Includes unprocessed rolls and converted paper volumes.

TOTAL PRODUCTION VOLUMES

THIRTEEN WEEKS ENDED
VOLUMES IN THOUSANDS	APRIL 1, 2007
Paper – tons(2)	444
Coated groundwood – tons	43
Paper converting – tons	318

(2)	Paper machine production.

CONTAINERBOARD, PACKAGING AND RECYCLING

How We Did in the First Quarter of 2008

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the 13-week periods ended March 30, 2008 and April 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007	2008 VS. 2007
Net sales and revenues:
Containerboard	$141	$119	$22
Packaging	987	951	36
Recycling	113	94	19
Kraft bags and sacks	23	23	—
Other products	33	39	(6)

	$1,297	$1,226	$71

Contribution to earnings	$89	$67	$22

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues increased by $71 million, or 6 percent.

•	Contribution to earnings increased by $22 million, or 33 percent.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	Average price realizations for packaging increased by $2.73 per thousand square feet, or 5 percent, due to the implementation of a price increase during the third and fourth quarters of 2007.

•	Average price realizations for containerboard increased by $33 per ton, or 7 percent, as a result of the price increase during the third and fourth quarters of 2007.

•	Containerboard sales volumes increased 27,000 tons, or 10 percent, primarily due to higher sales to U.S. customers.

•	Average price realizations for recycled materials increased by $37 per ton, or 25 percent, primarily due to increased demand from China.

Partially offsetting the increases in net sales and revenues were the following:

•

Packaging sales volumes decreased 217 million square feet, or 1 percent, primarily due to one fewer shipping day in 2008 and the effect of plant closures in New Jersey in April 2007 and Maryland in March 2008.

•	Sales volumes of recycled materials volumes decreased by 26,000 tons, or 4 percent, due to increased competition in sourcing fiber and increased demand from China.

Contribution to earnings

Contribution to earnings increased primarily due to the following:

•	Higher average price realizations for corrugated packaging and containerboard contributed $48 million and $9 million, respectively.

•	Non-fiber and energy costs within packaging manufacturing declined $12 million due to improved productivity that allowed us to rationalize machines.

•

Depreciation of the segment’s assets was suspended as of March 15, 2008, when the assets qualified as held for sale for accounting purposes. This resulted in an $11 million reduction in depreciation expense in the first quarter of 2008.

•	The segment recognized $6 million of income in the first quarter of 2008 for an insurance settlement related to the 2007 fire at the Closter box plant.

Partially offsetting the earnings improvements above were the following:

•

Higher raw material costs negatively affected contribution to earnings by $35 million, primarily as a result of a $24 per ton cost increase for old corrugated containers (OCC) and an $11 per ton increase in the price paid for wood chips.

•	Transportation costs increased by $8 million due to higher fuel prices and longer distance hauls to support produce markets in Arizona and Florida.

•	Earnings from the specialty packaging businesses declined by $5 million principally due to reduced volume.

•	Closure charges increased $6 million, primarily due to the closure of the Baltimore, Maryland plant and the announced closure of the Honolulu, Hawaii plant.

OCC costs moderated beginning in the second quarter of 2007 and remained relatively stable throughout the last six months of the year, but began increasing again during the first quarter 2008 as a result of strong demand from China. Prices for wood chips remain high and continued to increase in the first quarter of 2008 as a result of decreased supplies in both the west and south due to production curtailments at wood products manufacturing facilities.

Our Outlook

Excluding the effect of lower depreciation, we expect second quarter earnings for the segment to be comparable to the first quarter. Box prices and shipment are expected to be seasonally higher. However, these benefits are expected to be largely offset by higher OCC and energy prices and cost increases associated with additional scheduled annual maintenance downtime at several containerboard mills.

Announced Sale of Containerboard, Packaging and Recycling Operations

On March 17, 2008, we announced an agreement with International Paper to sell the Containerboard, Packaging and Recycling business for $6 billion. Our net cash proceeds are expected to be reduced by transaction-related costs and income taxes payable, and could be adjusted to reflect working capital balances on the date of the sale. Hart-Scott-Rodino filings were submitted by Weyerhaeuser and International Paper on April 4 and we received early termination from the Federal Trade Commission effective May 2, 2008. The sale is anticipated to close during the third quarter of 2008.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED
VOLUMES IN THOUSANDS	MARCH 30, 2008	APRIL 1, 2007
Containerboard – tons	285	259
Packaging – MSF	17,537	17,754
Recycling – tons	628	654
Kraft bags and sacks – tons	23	25

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED
VOLUMES IN THOUSANDS	MARCH 30, 2008	APRIL 1, 2007
Containerboard – tons(1)	1,558	1,515
Packaging – MSF	18,356	19,007
Recycling – tons(2)	1,563	1,619
Kraft bags and sacks – tons	22	23

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

REAL ESTATE

How We Did in the First Quarter of 2008

Here is a comparison of net sales and revenues and contribution to earnings for the 13-week periods ended March 30, 2008 and April 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION (CHARGE) TO EARNINGS – REAL ESTATE

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007	2008 VS. 2007
Single-family housing	$337	$469	$(132)
Land development	24	14	10
Other	10	4	6

Net sales and revenues:	$371	$487	$(116)

Contribution (charge) to earnings	$(74)	$58	$(132)

Here is a comparison of key statistics related to our single-family operations for the first quarter of 2008 and 2007:

SUMMARY OF SINGLE-FAMILY STATISTICS

	THIRTEEN WEEKS ENDED
VOLUMES IN THOUSANDS	MARCH 30, 2008	APRIL 1, 2007
Homes sold	926	1,684
Homes closed	844	976
Homes sold but not closed (backlog)	1,306	2,207
Single-family gross margin (%) (net revenues less costs of goods sold and period costs)	3.6%	21.7%

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues decreased $116 million, or 24 percent.

•	Contribution to earnings decreased $132 million.

Results reflect continued market challenges for the U.S. homebuilding industry and our business. The imbalance in housing supply and demand continues to be reflected in an excess supply of unsold homes and prevalent buyer incentives. Buyer confidence in our markets has not improved and is reflected in the following statistics:

•

Buyer traffic in the first quarter of 2008 decreased 46 percent compared to the first quarter of 2007; however, the quality of our traffic was better as the first quarter 2008 traffic conversion rate (the amount of traffic required to generate one sale) improved over the prior quarter and the same quarter one year ago.

•	Cancellation rates in the first quarter of 2008 were 26 percent compared to 16 percent in the first quarter of 2007.

•	Our inventory of unsold homes was 25 percent above the level of unsold homes at the end of the same quarter in 2007.

Net sales and revenues

Net sales and revenues decreased primarily due to the following:

•

Single-family revenues decreased $132 million. Home closings decreased 14 percent from 976 in the first quarter of 2007 to 844 in the current period, reflecting the lower level of sales activity in 2007. Average selling prices of single-family homes decreased 17 percent from $480,000 in the first quarter of 2007 to $399,000 in the current period, reflecting pricing pressure due to competitor incentives and discounts.

•

Revenues from land and lots sales increased $10 million in the current period compared to the first quarter of 2007, which partially offset the decrease in single-family revenues. Land and lots sales are a routine part of our home building and land development business, but they do not occur evenly throughout the year.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•

The contribution from single-family home closings decreased $52 million as a result of lower closings and lower average sales prices. This was a 50 percent decrease from the single-family contribution to earnings in the first quarter of 2007.

•	We recorded $33 million of home building impairment charges in the first quarter of 2008. There were no significant impairment charges recorded in first quarter of 2007.

•	Land and lot sales resulted in a loss of $2 million in the current period compared to a gain of $3 million in the first quarter of 2007.

•

Partnership income decreased $34 million, primarily related to investment activities in Weyerhaeuser Realty Investors. The decrease included $19 million of reserves and impairment charges in the first quarter of 2008, primarily related to an accrual for potential refunds of management fee income.

Our Outlook

As of March 30, 2008, we have a backlog of single-family homes sold but not closed of approximately 4 months, compared to 3 months in backlog as of December 30, 2007. We expect the number of homes closed in the second quarter of 2008 to increase slightly over the first quarter, however, margins on single-family homes closed are expected to continue to decline, adversely affecting earnings. We continue to evaluate our investments in joint ventures and builder financing activities. Counterparty risk could result in contractual non-performance by partners and additional exposure for our investments. As a result of the difficult market conditions, these activities could continue to adversely effect our results of operations, cash flows or financial position in any given period. Due to continuing overall weakness in the housing market, we expect a loss from Real Estate in the second quarter.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	our international operations, which include distribution and converting facilities located outside of North America;

•	governance related corporate support activities and company wide initiatives such as major system and infrastructure deployments;

•	transportation operations including Westwood Shipping Lines and five short line railroads; and

•	pension income (expense) for our forest products businesses.

We may also record one-time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

How We Did in the First Quarter of 2008

Comparing 2008 with 2007

In 2008:

•	Contribution to earnings decreased $625 million, due primarily to the following:

•	A pretax gain of $629 million from the Domtar Transaction was recognized during 2007 and is included in discontinued operations.

•	A $17 million charge was recognized in 2008 for an adjustment to increase our reserve for environmental remediation.

•

Foreign exchange losses of $11 million were recognized during 2008 compared to foreign exchange gains of $7 million during 2007. Foreign exchange gains and losses result from changes in exchange rates, primarily related to our Canadian operations.

•	These decreases were partially offset by the following:

•

Net pension income increased $38 million, excluding the 2007 loss related to the Domtar Transaction. Beginning in 2008, net pension income (expense) previously allocated to our Weyerhaeuser operating segments is included in contribution to earnings for the Corporate and Other segment.

•

Share-based compensation expense decreased by $12 million primarily due to a decline in the fair value of our cash-settled awards and a change in vesting provisions for restricted stock units granted in 2008.

INTEREST EXPENSE

Including Real Estate and discontinued operations, our interest expense incurred was:

•	$144 million in 2008 and

•	$160 million in 2007.

Interest expense incurred decreased $16 million primarily due to reductions in our debt position during 2007.

INCOME TAXES

Our effective income tax rates for continuing operations were:

•	37.4 percent for 2008 and

•	37.1 percent for 2007.

The income tax rate for continuing operations is higher in 2008 because we are in a pretax loss situation receiving a tax benefit. Our income tax credits and other permanent tax deductions are increasing our 2008 tax benefit.

The 2007 effective tax rate excludes a $22 million charge for the impairment of goodwill associated with the Canadian distribution business. The goodwill impairment is not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Weyerhaeuser separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Weyerhaeuser and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

In the following discussion, unless otherwise noted, references to 2008 and 2007 are based on the thirteen-week periods ended March 30, 2008 and April 1, 2007.

WHERE WE GET CASH

We generate cash from sales of our products, from short-term and long-term borrowings and from the issuance of our stock – primarily upon exercise of employee stock options. In recent years, we have also generated cash proceeds from the sale of nonstrategic assets.

Cash from operations

Consolidated net cash used by our operations was:

•	$285 million in 2008 and

•	$284 million in 2007.

Comparing 2008 with 2007

Consolidated net cash flows from operations for the first quarter of 2008 were flat as compared to the first quarter of 2007.

•	Cash we received from customers net of cash paid to employees, suppliers and others decreased approximately $60 million. The following changes were substantially offsetting:

•	2007 cash from operations includes nine weeks of activity related to the operations that were divested in the Domtar Transaction with no comparable activity included in 2008.

•	Sales of wood products and real estate decreased significantly in 2008 due to the continued deterioration of the U.S. housing market.

•	Cash received from sales of pulp and packaging products increased due to favorable market conditions and higher average price realizations.

•	Cash paid to employees, suppliers and others declined, primarily due to overall lower production activity in the first quarter of 2008.

•	Consolidated cash paid for interest and income taxes in 2008 decreased by $71 million as compared to 2007.

Cash from financing

Cash generated from financing activities includes:

•	issuances of long-term debt,

•	borrowings under revolving lines of credit and

•	proceeds from stock offerings and option exercises.

This section also includes information about our debt-to-total-capital ratio.

Long-term debt

Our net proceeds from the issuance of debt or from borrowings under our available credit facilities were:

•	$534 million in 2008 and

•	$291 million in 2007.

Stock offerings and option exercises

Our cash proceeds from the exercise of stock options were:

•	$1 million in 2008 and

•	$306 million in 2007.

We did not recognize any excess tax benefits from the exercise of stock options during 2008 and recognized $47 million in 2007.

The high volume of stock option exercises in the first quarter of 2007 was primarily due to the price of our common stock reaching record highs during that period.

Debt-to-total-capital ratio

Our debt-to-total-capital ratio, as shown in the table below, was:

•	42.3 percent in 2008 and

•	39.9 percent in 2007.

DEBT-TO-TOTAL-CAPITAL RATIO DETAILS

DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	DECEMBER 30, 2007
Notes payable and commercial paper:
Weyerhaeuser	$151	$54
Real Estate	—	—
Long-term debt:
Weyerhaeuser	6,865	6,566
Real Estate	956	775
Capital lease obligations:
Weyerhaeuser	3	3

Total debt	7,975	7,398
Minority Interest:
Weyerhaeuser	14	14
Real Estate	22	23
Deferred income taxes:
Weyerhaeuser	3,290	3,290
Real Estate	(152)	(166)
Shareholders’ interest	7,700	7,981

Total capital	$18,849	$18,540

Debt-to-total-capital ratio	42.3%	39.9%

Assuming the cash and cash equivalents balances of $72 million and $114 million as of March 30, 2008 and December 30, 2007, respectively, had been used to reduce outstanding debt, the consolidated debt-to-total-capital ratio would be:

•	42.1 percent in 2008 and

•	39.5 percent in 2007.

Weyerhaeuser’s investment in our Real Estate business segment was:

•	$2.1 billion as of March 30, 2008 and

•	$2.1 billion as of December 30, 2007.

Excluding that investment – and the Real Estate amounts listed in the table – our debt-to-total-capital ratio was:

•	44.0 percent in 2008 and

•	42.0 percent in 2007.

Cash from Investing

Proceeds from the Sale of Nonstrategic Assets

Proceeds received from the sale of nonstrategic assets were:

•	$21 million in 2008 from the sale of certain wood products distribution facilities in the U.S. and

•	$1.35 billion in 2007 from the Domtar Transaction.

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business,

•	repay long-term debt and credit facilities,

•	pay dividends and repurchase our stock and

•	meet our contractual obligations and commercial commitments.

Summary of capital spending by business segment – excluding real estate

We anticipate that our capital expenditures for 2008 – excluding acquisitions and our Real Estate business segment – will range from $400 million to $450 million. However, that range could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

	THIRTEEN WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008	APRIL 1, 2007
Timberlands	$18	$17
Wood Products	29	21
Cellulose Fibers	12	34
Fine Paper	—	2
Containerboard, Packaging and Recycling	34	38
Corporate and Other	21	14

	$114	$126

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

As of March 30, 2008, approximately $1.3 billion of our credit facilities were available for incremental borrowings.

Paying dividends and repurchasing stock

We paid dividends of:

•	$127 million in 2008 and

•	$143 million in 2007.

The decrease in the amount of dividends we paid was due to 25.5 million fewer outstanding common shares, which were cancelled as part of the Domtar Transaction and the repurchase of 7 million common shares in 2007. Our intent, over time, is to maintain an annual dividend payout ratio of 20 percent to 30 percent of our operating cash flows.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies involve a higher degree of judgment and estimates. They also have a high degree of complexity.

Our most critical accounting policies relate to our:

•	pension and postretirement benefit plans,

•	potential impairments of long-lived assets and goodwill,

•	legal, environmental and product liability reserves and

•	depletion accounting.

Pension and Postretirement Benefit Plans

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate,

•	expected rate of return,

•	anticipated trends in health care costs,

•	assumed increases in salaries and

•	mortality rates.

At the end of every year, we review our assumptions with external advisers and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position and results of operations and cash flows.

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

Our expected rate of return is important in determining the cost of our plans. Every 0.5 percent decrease in our expected rate of return would increase expense or reduce a credit by approximately:

•	$26 million for our U.S. qualified pension plans and

•	$5 million for our Canadian registered pension plans.

Likewise, every 0.5 percent increase in our expected rate of return would decrease expense or increase a credit by those same amounts.

Discount rate

Our discount rate as of December 30, 2007 is:

•	6.5 percent for our U.S. plans – compared with 5.8 percent at December 31, 2006 and

•	5.5 percent for our Canadian plans – compared with 5.15 percent at December 31, 2006.

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

Our discount rate is important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$26 million for our U.S. qualified pension plans and

•	$1 million for our Canadian registered pension plans.

Pension and postretirement benefit expenses for 2008 will be based on the 6.5 percent assumed discount rate for U.S. plans and 5.5 percent for the Canadian plans.

Contributions made and benefits paid

No changes occurred during the first quarter of 2008 that had a material effect on the information relating to contributions made and benefits paid related to pension and postretirement benefit plans that was provided in the company’s Annual Report on Form 10-K for the year ended December 30, 2007.

Long-Lived Assets and Goodwill

We review the carrying value of our long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. An impairment occurs if during our review we determine that the fair market value of our goodwill has dropped below our carrying value or that the carrying value of long-lived assets will not be recovered from future cash flows. Fair market value is the amount we would get if we were to sell the assets.

The carrying value is the amount assigned to long-lived assets – including goodwill – in our books. In addition, we review the amount of goodwill we carry on our books in the fourth quarter of every year.

In determining fair market value and whether impairment has occurred, we are required to estimate:

•	future cash flows,

•	residual values and

•	fair values of the assets.

Key assumptions we use in developing the estimates include:

•	probability of alternative outcomes;

•	product pricing,

•	raw material costs,

•	market pricing of comparable assets,

•	product sales and

•	discount rate.

Effect of acquisitions

Previous acquisitions make up a large portion of the net book value – or carrying value – of our property and equipment and timber and timberlands. As a result, a large portion of our long-lived assets have carrying amounts that reflect relatively current values.

Our goodwill was $2.2 billion as of March 30, 2008. That amount represents approximately 9 percent of our consolidated assets.

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

While we do our best in developing our projections, litigation is still inherently unpredictable, and excessive verdicts occur. Details about our legal exposures and proceedings are discussed in Note 11: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements. These exposures and proceedings are significant. Ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year.

Environmental matters

Determining our liabilities for environmental matters requires estimates of future remediation alternatives and costs. We base our estimates on:

•	detailed evaluations of relevant environmental regulations,

•	physical and risk assessments of our affected sites and

•	assumptions of probable financial participation by other known potentially responsible parties.

We do not include amounts that we may receive from insurance carriers – insurance recoveries are only recorded when we have a binding agreement with the carriers.

Details about our environmental matters are discussed in Note 11: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Product liability matters

We record reserves for contingent product liability matters when it becomes probable we will make financial payment. Determining the amount of reserves we record requires projections of future claims rates and amounts. The hardboard siding reserve is our sole material product liability reserve and is discussed in detail under Note 11: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Depletion

We record depletion – the costs attributed to timber harvested – as trees are harvested.

To calculate our depletion rate, which is updated annually we:

•	take the total cost of the timber minus previously recorded depletion and

•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of many factors. They include:

•	changes in weather patterns,

•	the effect of fertilizer and pesticide applications,

•	changes in environmental regulations and restrictions,

•	limits on harvesting certain timberlands,

•	changes in harvest plans,

•	scientific advancement in seedling and growing technology, and

•	changes in harvest cycles.

In addition, the length of the harvest cycle varies by geographic region and species of timber.

Depletion rate calculations do not include estimates for:

•	future silviculture – or sustainable forest management – costs associated with existing stands;

•	future reforestation costs associated with a stand’s final harvest and

•	future volume in connection with the replanting of a stand subsequent to its final harvest.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during the first quarter of 2008 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 30, 2007.

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

RISK FACTORS

There have been no significant changes during the first quarter of 2008 to risk factors presented in the company’s 2007 Annual Report on Form 10-K.

EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)