Form 10-Q
period 2008-06-29
WEYERHAEUSER CO
filed 2008-08-08
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

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

As of August 1, 2008, 211,283,155 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 30, 2007. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the 13 and 26-week periods ended June 29, 2008, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WEYERHAEUSER COMPANY
Date: August 7, 2008

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

PART I.	FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

JUNE 29, 2008 AND JULY 1, 2007

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
				(REVISED – SEE NOTE 1)
Net sales and revenues:
Weyerhaeuser	$1,820	$2,400	$3,491	$4,536
Real Estate	354	559	725	1,046

Total net sales and revenues	2,174	2,959	4,216	5,582

Costs and expenses:
Weyerhaeuser:
Costs of products sold	1,518	1,978	2,917	3,735
Depreciation, depletion and amortization	146	148	291	302
Selling expenses	57	69	116	139
General and administrative expenses	125	157	273	321
Research and development expenses	18	18	35	34
Charges for restructuring (Note 6)	39	1	40	4
Charges for closure of facilities (Note 7)	30	16	83	19
Impairment of goodwill (Note 11)	2	—	5	22
Other operating costs (income), net (Note 15)	(16)	33	30	59

	1,919	2,420	3,790	4,635

Real Estate:
Costs and operating expenses	321	415	648	794
Depreciation and amortization	5	5	9	11
Selling expenses	37	45	73	86
General and administrative expenses	27	27	56	55
Charge for impairment of long-lived assets (Note 9)	246	12	279	12
Other operating costs, net	2	4	—	—

	638	508	1,065	958

Total costs and expenses	2,557	2,928	4,855	5,593

Operating income (loss)	(383)	31	(639)	(11)
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(126)	(178)	(258)	(309)
Less: interest capitalized	21	29	45	59
Interest income and other (Note 8)	117	25	130	45
Equity in income (loss) of affiliates	3	—	(2)	(1)
Real Estate:
Interest expense incurred	(14)	(17)	(26)	(29)
Less: interest capitalized	14	17	26	29
Interest income and other	(4)	1	(3)	4
Equity in income of unconsolidated entities	8	13	8	32
Charge for impairments of investments (Note 9)	(57)	(1)	(76)	(2)

Loss from continuing operations before income taxes	(421)	(80)	(795)	(183)
Income taxes	214	31	353	69

Loss from continuing operations	(207)	(49)	(442)	(114)
Discontinued operations, net of income taxes (Note 3)	111	81	198	866

Net earnings (loss)	$(96)	$32	$(244)	$752

Basic earnings (loss) per share (Note 4):
Continuing operations	$(0.98)	$(0.22)	$(2.10)	$(0.50)
Discontinued operations	0.53	0.37	0.94	3.84

Net earnings (loss)	$(0.45)	$0.15	$(1.16)	$3.34

Diluted earnings (loss) per share (Note 4):
Continuing operations	$(0.98)	$(0.22)	$(2.10)	$(0.50)
Discontinued operations	0.53	0.37	0.94	3.84

Net earnings (loss)	$(0.45)	$0.15	$(1.16)	$3.34

Dividends paid per share	$0.60	$0.60	$1.20	$1.20

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	JUNE 29, 2008	DECEMBER 30, 2007
ASSETS
Weyerhaeuser:
Current assets:
Cash and cash equivalents	$73	$79
Receivables, less allowances of $3 and $3	762	659
Inventories (Note 10)	732	805
Prepaid expenses	133	164
Deferred tax assets	150	132
Current assets of discontinued operations (Note 3)	1,243	1,175

Total current assets	3,093	3,014
Property and equipment, less accumulated depreciation of $6,431 and $6,344	4,052	4,155
Construction in progress	239	289
Timber and timberlands at cost, less depletion charged to disposals	4,021	3,769
Investments in and advances to equity affiliates (Note 8)	192	285
Goodwill (Note 11)	931	947
Deferred pension and other assets (Note 12)	2,538	2,446
Restricted assets held by special purpose entities	916	916
Noncurrent assets of discontinued operations (Note 3)	4,206	4,205

	20,188	20,026

Real Estate:
Cash and cash equivalents	8	21
Receivables, less discounts and allowances of $3 and $2	77	63
Real estate in process of development and for sale	993	1,270
Land being processed for development	1,600	1,622
Investments in unconsolidated entities	46	58
Other assets	581	473
Consolidated assets not owned	218	273

	3,523	3,780

Total assets	$23,711	$23,806

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	JUNE 29, 2008	DECEMBER 30, 2007
LIABILITIES AND SHAREHOLDERS’ INTEREST
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper	$164	$54
Current maturities of long-term debt	870	507
Accounts payable	509	590
Accrued liabilities	939	959
Current liabilities of discontinued operations (Note 3)	505	497

Total current liabilities	2,987	2,607
Long-term debt	5,996	6,059
Deferred income taxes	2,666	2,554
Deferred pension, other postretirement benefits and other liabilities (Note 12)	1,265	1,657
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	764	765
Noncurrent liabilities of discontinued operations (Note 3)	769	748
Commitments and contingencies (Note 14)

	14,447	14,390

Real Estate
Long-term debt	1,096	775
Other liabilities	343	432
Consolidated liabilities not owned	132	228
Commitments and contingencies (Note 14)

	1,571	1,435

Total liabilities	16,018	15,825

Shareholders’ interest:
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,279,420 and 209,546,474 shares	264	262
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 0 and 1,600,110 shares (Note 4)	—	109
Other capital (Note 4)	1,753	1,609
Retained earnings	4,516	5,014
Cumulative other comprehensive income (Note 13)	1,160	987

Total shareholders’ interest	7,693	7,981

Total liabilities and shareholders’ interest	$23,711	$23,806

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 29, 2008 AND JULY 1, 2007
	CONSOLIDATED		WEYERHAEUSER		REAL ESTATE
	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Cash flows from operations:
Net earnings (loss)	$(244)	$752	$17	$675	$(261)	$77
Noncash charges (credits) to income:
Depreciation, depletion and amortization	364	517	355	506	9	11
Deferred income taxes, net	(135)	(106)	(23)	(115)	(112)	9
Pension and other postretirement benefits (Note 12)	(74)	57	(75)	54	1	3
Share-based compensation expense	33	32	31	29	2	3
Reclass of excess tax benefits from share-based payment arrangements to financing	—	(48)	—	(45)	—	(3)
Equity in income of affiliates and unconsolidated entities	(10)	(32)	(2)	—	(8)	(32)
Charges for impairment of goodwill (Note 11)	5	22	5	22	—	—
Charges for impairment of assets (Note 7, 9 and 15)	432	70	77	56	355	14
Net gains on disposition of assets and operations (Notes 3 and 15)	(15)	(657)	(15)	(657)	—	—
Loss on early extinguishment of debt	—	42	—	42	—	—
Gain on restructuring Uruguay joint ventures (Note 8)	(101)	—	(101)	—	—	—
Increase to environmental liability reserves (Note 14)	17	—	17	—
Foreign exchange transaction (gains) losses (Note 15)	8	(36)	8	(36)	—	—
Decrease (increase) in working capital, net of acquisitions and divestitures:
Receivables	(206)	(260)	(192)	(329)	(14)	69
Inventories, real estate and land	84	(91)	38	76	46	(167)
Prepaid expenses	39	(1)	43	—	(4)	(1)
Accounts payable and accrued liabilities	(108)	(273)	(68)	(220)	(40)	(53)
Deposits on land positions	(43)	(19)	—	—	(43)	(19)
Intercompany advances(1)	—	—	—	—	(181)	(291)
Other	(112)	(88)	(118)	(74)	6	(14)

Cash from operations	(66)	(119)	(3)	(16)	(244)	(394)

Cash flows from investing activities:
Property and equipment	(215)	(265)	(205)	(254)	(10)	(11)
Timberlands reforestation	(27)	(24)	(27)	(24)	—	—
Acquisition of timberlands	(107)	(70)	(107)	(70)	—	—
Acquisition of a business and facilities – net of cash acquired	—	(39)	—	—	—	(39)
(Investments in and advances to) on distributions from equity affiliates	(93)	20	(16)	3	(77)	17
Restructuring Uruguay joint ventures, net (Note 8)	(23)	—	(23)	—	—	—
Proceeds from sale of assets	37	49	37	49	—	—
Proceeds from sale of operations (Note 3)	62	100	62	100	—	—
Proceeds from Domtar Transaction (Note 3)	—	1,350	—	1,350	—	—
Intercompany advances(1)	—	—	133	308	—	—
Other	4	—	4	—	—	—

Cash from investing activities	(362)	1,121	(142)	1,462	(87)	(33)

Cash flows from financing activities:
Issuances of debt	—	(1)	—	—	—	(1)
Notes, commercial paper borrowings and revolving credit facilities, net	791	367	387	(62)	404	429
Cash dividends	(253)	(274)	(253)	(274)	—	—
Payments on debt	(107)	(1,556)	(1)	(1,556)	(106)	—
Exercises of stock options	3	316	3	316	—	—
Excess tax benefits from share-based payment arrangements	—	48	—	45	—	3
Repurchase of common stock	—	(22)	—	(22)	—	—
Intercompany advances(1)	—	—	—	—	48	(17)
Other	(31)	(2)	(3)	(2)	(28)	—

Cash from financing activities	403	(1,124)	133	(1,555)	318	414

Net change in cash and cash equivalents	(25)	(122)	(12)	(109)	(13)	(13)
Cash and cash equivalents at beginning of period(2)	114	243	93	223	21	20

Cash and cash equivalents at end of period(2)	$89	$121	$81	$114	$8	$7

Cash paid (received) during the year for:
Interest, net of amount capitalized	$216	$259	$216	$259	$—	$—

Income taxes	$28	$96	$6	$(214)	$22	$310

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

JUNE 29, 2008 AND JULY 1, 2007

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

We account for investments in and advances to unconsolidated equity affiliates using the equity method, with taxes provided on undistributed earnings unless indefinitely invested. This means that we record earnings and accrue taxes in the period that the earnings are recognized by our unconsolidated equity affiliates.

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Except as otherwise disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; as such certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

REVISION OF FIRST HALF 2007 RESULTS

We have revised our results for the first half of 2007 from amounts that were reported in our Quarterly Report on Form 10-Q for the period ended July 1, 2007. The revision reflects a first quarter 2007 adjustment to reduce the net gain on the Domtar Transaction by $35 million after-tax. This adjustment is included in discontinued operations on the Consolidated Statement of Earnings.

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

Fair Value Measurements for Non-Financial Assets and Non-Financial Liabilities

As discussed above, Statement 157 will be effective for certain non-financial assets and non-financial liabilities in the first quarter of our fiscal year 2009. Assets and liabilities that are measured at fair value, but for which we have not yet applied the provisions of Statement 157 include:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment,

•	reporting units measured at fair value in the first step of a goodwill impairment test,

•	nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment assessment and

•	asset retirement obligations initially measured at fair value.

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

•

changes the accounting for business combinations, including how an acquirer recognizes and measures the identifiable assets acquired, the cost of the acquisition, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.

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

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Our discontinued operations for the 13 and 26-week periods ended June 29, 2008 include the operations of the Containerboard, Packaging and Recycling business and Australian operations. In addition to the operations of the Containerboard, Packaging and Recycling business and Australian operations, discontinued operations for the 26-week period ended July 1, 2007, include nine weeks of operations of the Fine Paper Business and related assets that were divested as part of the Domtar Transaction in March 2007.

The following table summarizes the U.S. dollar components of net sales and net earnings from discontinued operations:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007(1)
Net sales	$1,436	$1,375	$2,787	$3,206

Income from operations	173	133	303	261
Interest expense	(1)	(1)	(1)	(18)
Equity in income of affiliates	3	1	4	1
Income tax expense	(64)	(48)	(108)	(95)

Earnings from operations	111	85	198	149

Pretax gain (loss) on divestiture	—	(4)	—	625
Income tax benefit on divestiture	—	—	—	92

Net gain (loss) on divestiture (after-tax)	—	(4)	—	717

Net earnings from discontinued operations	$111	$81	$198	$866

(1) The first half of 2007 includes nine weeks of operations of the Fine Paper Business and related assets with the following results:

•	Net sales were $563 million.

•	Net earnings were $731 million.

•	Earnings per basic share were $3.24.

•	Earnings per diluted share were $3.24.

Results of discontinued operations:

•	exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments,

•	include an allocation of net pension income and

•	include interest expense only if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction.

Discontinued operations related to Containerboard, Packaging and Recycling do not include any allocation of interest expense; however discontinued operations related to Australian operations and the Fine Paper Business and related assets do include interest expense.

The following table shows carrying values for assets and liabilities classified as discontinued operations as of June 29, 2008 and December 30, 2007.

Carrying Value of Assets and Liabilities Classified as Discontinued Operations:

DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	DECEMBER 30, 2007
Assets
Cash and cash equivalents	$8	$14
Receivables, less allowances	734	674
Inventories	458	450
Prepaid expenses	19	13
Deferred tax assets	24	24

Total current assets	1,243	1,175

Property and equipment, net	2,631	2,663
Construction in progress	200	152
Investments in and advances to equity affiliates	42	71
Goodwill	1,261	1,260
Deferred pension and other assets	72	59

Total noncurrent assets	4,206	4,205

Total assets	$5,449	$5,380

Liabilities
Accounts payable	$290	$280
Accrued liabilities	215	217

Total current liabilities	505	497

Deferred income taxes	753	736
Deferred pension, other postretirement benefits, and other liabilities	16	12

Total noncurrent liabilities	769	748

Total liabilities	$1,274	$1,245

ANNOUNCED SALE OF CONTAINERBOARD, PACKAGING AND RECYCLING BUSINESS

On March 17, 2008, we announced that we had entered into a purchase and sale agreement with International Paper Company for the sale of our Containerboard, Packaging and Recycling business for $6 billion in cash. Our net proceeds are expected to be reduced by transaction-related costs and income taxes payable and could be adjusted to reflect working capital balances at the time of the sale. The transaction was completed on August 4, 2008.

The following operating assets are included as part of the transaction:

•	nine containerboard mills with total capacity of 6.3 million tons,

•	seventy-two packaging locations with total capacity of 99.4 billion square feet,

•	ten specialty packaging plants,

•	four kraft bag and sack locations with a total capacity of 199,000 tons and

•	nineteen recycling facilities.

The Containerboard, Packaging and Recycling assets meet specific accounting requirements of assets held for sale, and as a result, depreciation of the assets was suspended as of March 15, 2008, the date the agreement was signed. This resulted in a reduction of depreciation expense of $72 million and $83 million for the 13 and 26-week periods ended June 29, 2008, respectively.

ANNOUNCED SALE OF AUSTRALIAN OPERATIONS

During second quarter 2008, we entered into separate purchase and sale agreements for the sale of our manufacturing operations and the distribution business of the Weyerhaeuser Australia Group and the sale of our 50 percent interest in the Green Triangle Forest Products timberlands business. Both transactions were completed in July 2008, and generated combined cash proceeds in excess of $300 million.

The following assets were sold in these transactions:

•	Pine Solutions Australia – selling and distribution operations,

•	Weyerhaeuser Australia – two sawmills and associated operations,

•

Green Triangle Forest Products – two sawmills, the pine moulding operations, an export chip business, and timberlands operations including approximately 20,000 hectares (approximately 50,000 acres) of plantation pine forest.

The Australian assets meet specific accounting requirements of assets held for sale, and as a result, depreciation of the assets was suspended as of June 19, 2008, the date the transactions were approved by the board of directors.

OUR FINE PAPER BUSINESS AND RELATED ASSETS – DOMTAR TRANSACTION

On March 7, 2007, we completed the following set of transactions:

•	a series of transfers and other transactions resulting in our Fine Paper business and related assets becoming wholly-owned by Domtar Corporation;

•	the distribution of shares of Domtar Corporation to our shareholders in exchange for 25 million shares of our common stock; and

•	the acquisition of Domtar, Inc., an unaffiliated Canadian corporation, by Domtar Corporation;

Collectively, these transactions are referred to as the “Domtar Transaction.”

We also received $1.35 billion of cash proceeds in connection with the Domtar Transaction. We received a private letter ruling from the Internal Revenue Service governing the Domtar Transaction, and in accordance with the ruling, the $1.35 billion of cash proceeds received were required to be used to pay down debt. Interest expense included in discontinued operations primarily reflects an estimate of interest expense related to the debt that was repaid with the proceeds from the transaction.

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

•	Cellulose Fibers – five cellulose fiber manufacturing facilities with total capacity of 0.8 million tons;

•	Wood Products – one sawmill with a capacity of 160 million board feet; and

•	Timberlands – forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

Also included in the Fine Paper and related assets divested were:

•	the Prince Albert, Saskatchewan pulp and paper facility that we closed in the first quarter of 2006; and

•	sawmills in Big River and Wapawekka, Saskatchewan that were closed in the second quarter 2006.

Components of the Net Gain on the Domtar Transaction in the First Half of 2007:

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Cash	$1,350
Common shares tendered (25,490,194 shares at $85.99 per share)	2,192

3,542

Less:
Net book value of contributed assets	(2,882)
Costs not reimbursed	(35)

(2,917)

Pretax gain	625
Tax benefit	92

Net gain on divestiture	$717

The U.S. portion of the transaction resulted in a gain that is not taxable while the Canadian portion of the transaction resulted in a net loss for which we have recognized a tax benefit. The net pretax gain on the Domtar Transaction, which includes $629 million recognized in the first quarter of 2007 reduced by $4 million of additional expense recognized in the second quarter of 2007, was recorded in the Corporate and Other segment. We also recognized a net tax benefit of $92 million in the first quarter of 2007. These net tax benefits were largely due to the rollout of temporary differences on the assets sold in Canada.

SALE OF BUILDING PRODUCTS DISTRIBUTION CENTERS

In the second quarter of 2007, we sold our Canadian building products distribution facilities. We recognized pretax charges in the 26-week period ended July 1, 2007, of $38 million in connection with the sale of the Canadian distribution facilities, including $22 million for the impairment of goodwill.

Through the second quarter of 2008, we have also sold 6 U.S. distribution facilities. Net losses of $2 million and $6 million were recognized on the sale of these facilities in the 13 and 26-week periods ended June 29, 2008, respectively. The net losses include charges for goodwill impairment of $2 million and $5 million in the 13 and 26-week periods, respectively.

We received net cash proceeds of approximately $62 million in the first half of 2008 and approximately $100 million in the first half of 2007 in connection with the sale of these distribution centers. We continue to sell wood products through many of these distribution centers. As a result of this continuing involvement, the operations of these facilities have not been included in discontinued operations in the accompanying consolidated financial statements.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

This note provides details about:

•	how we calculate basic and diluted net earnings per share,

•	our stock repurchase program and

•	our shares with an anti-dilutive effect.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common and exchangeable shares.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common and exchangeable shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

Components of Our Basic and Diluted Earnings per Share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Loss from continuing operations	$(207)	$(49)	$(442)	$(114)
Earnings from discontinued operations	111	81	198	866

Net earnings (loss) available for common and exchangeable shareholders	$(96)	$32	$(244)	$752

Weighted average outstanding shares of common and exchangeable stock (basic)	211,262	217,688	211,228	225,465
Dilutive effect of share-based awards	—	—	—	—

Common and exchangeable stock and stock equivalents (diluted)	211,262	217,688	211,228	225,465

Basic earnings (loss) per share:
Continuing operations	$(0.98)	$(0.22)	$(2.10)	$(0.50)
Discontinued operations	0.53	0.37	0.94	3.84

Net earnings (loss)	$(0.45)	$0.15	$(1.16)	$3.34

Diluted earnings (loss) per share:
Continuing operations	$(0.98)	$(0.22)	$(2.10)	$(0.50)
Discontinued operations	0.53	0.37	0.94	3.84

Net earnings (loss)	$(0.45)	$0.15	$(1.16)	$3.34

The decrease in the basic weighted average number of shares outstanding from 2007 to 2008 reflects:

•	the cancellation of 25,490,194 shares as part of the Domtar Transaction in March 2007; and

•	the repurchase of 6,999,400 shares during 2007, the remaining amount of shares authorized by the board to be repurchased under our stock repurchase program.

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share for the 26-week periods ended June 29, 2008 and July 1, 2007 due to the company’s net loss position from continuing operations. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
SHARES IN THOUSANDS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Stock options	10,556	7,410	10,076	8,297
Performance share units	261	304	267	456
Restricted stock units	811	558	729	554

During the second quarter of 2008 all remaining exchangeable shares were exchanged for common shares. Balances related to exchangeable shares were reclassified into common shares (at par value) and other capital on the accompanying consolidated balance sheet.

NOTE 5: SHARE-BASED COMPENSATION

In the first half of 2008, we granted 1,900,855 stock options, 131,844 stock appreciation rights and 454,069 restricted stock units.

The weighted average exercise price of the stock options granted in the first half of 2008 was $62.05.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in Our First Half 2008

10-YEAR OPTIONS
Expected volatility	30.84%
Expected dividends	3.84%
Expected term (in years)	5.92
Risk-free rate	3.20%
Weighted average grant date fair value	$13.79

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 29, 2008.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of June 29, 2008

JUNE 29, 2008
Expected volatility	30.14%
Expected dividends	4.54%
Expected term (in years)	4.29
Risk-free rate	3.42%
Weighted average fair value	$6.32

The weighted average fair value of the restricted stock units granted in the first half of 2008 was $63.59. The post-termination vesting provisions for restricted stock units granted in 2008 differed from previous grants by allowing for immediate or continued vesting of awards in the event of death, disability, job elimination or retirement, including early retirement. As a result, the expense associated with certain of the restricted stock units granted in 2008 will be recognized over a required service period that is less than the stated four-year vesting period.

NOTE 6: CHARGES FOR RESTRUCTURING

Weyerhaeuser charges for restructuring include the following costs recognized in connection with business restructuring and overall cost reduction efforts:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Termination benefits	$39	$2	$40	$5
Less: discontinued operations	—	(1)	—	(1)

	$39	$1	$40	$4

The charges recognized in the 13 and 26 week periods ended June 29, 2008 are primarily related to corporate restructuring activities. The charges recognized in both the 13 and 26 week periods ended July 1, 2007 included the restructuring of an administration facility in Kamloops, British Columbia covering various business functions in the Wood Products segment.

Changes In Our Accrued Terminations Benefits Related to Restructuring Activity as of June 29, 2008

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 30, 2007	$31
Charges	40
Payments	(13)

Accrued severance as of June 29, 2008	$58

NOTE 7: CHARGES FOR CLOSURE OF FACILITIES

Weyerhaeuser incurred the following charges for the closure of facilities:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Asset impairment charges	$26	$10	$49	$10
Termination benefits	3	9	36	10
Other closure costs	4	1	10	7
Reversal of closure charges recorded in prior periods	—	(1)	(1)	(1)

	33	19	94	26
Less discontinued operations	(3)	(3)	(11)	(7)

	$30	$16	$83	$19

The charges recognized during the 26-week period ended June 29, 2008, include asset impairment charges and severance costs related primarily to the permanent closures of three oriented strand board plants, two lumber mills, and a plywood facility, as well as additional costs recognized in connection with previously announced Wood Products closures. The 26-week period ended June 29, 2008, includes charges related to the closures of two box plants, which are reported as discontinued operations.

The charges recognized in 2007 include asset impairment charges and severance costs related primarily to the closures of an oriented strand board facility and an engineered I-joist plant and additional costs recognized in connection with previously announced lumber mill closures.

Other closure costs include costs of demolishing plant and equipment, gain or loss on disposition of assets, environmental clean-up and general costs to wind down operating facilities.

Changes in accrued termination benefits related to facility closures during the 26-week period ended June 29, 2008, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 30, 2007	$53
Charges	36
Payments	(59)
Other adjustments	(1)

Accrued severance as of June 29, 2008	$29

NOTE 8: RESTRUCTURING OF URUGUAY JOINT VENTURES

During 2007, we began the process to restructure our ownership interests in Uruguay. As of December 30, 2007, Weyerhaeuser International Holdings Ltd (a wholly owned subsidiary) held a 50 percent ownership in each of the following three joint ventures:

•	Colonvade S.A., which acquires land and establishes pine and eucalyptus plantations in Uruguay;

•	Los Piques S.A., which operates forestry and a plywood mill in Uruguay; and

•	Vandora S.A., which operates forestry in Uruguay.

In December 2007, the joint venture partners entered into agreements to partition the assets of the joint ventures to their respective partners. The partitioning of the assets was completed in April 2008. After the partitioning of the assets, we retained full ownership of the entities identified above and the following assets that remained in those entities:

•	66,000 hectares (approximately 163,000 acres) of forestlands in Uruguay and

•	the Los Piques plywood mill.

As part of the partitioning, we contributed $23 million, net of cash acquired, to obtain full ownership of the plywood mill.

Including both the forestlands acquired in the partitioning and additional forestlands owned by a separate wholly-owned subsidiary, we own a total of 83,000 hectares (approximately 206,000 acres) of forestlands in Uruguay.

These assets and the results of their operations were consolidated in the accompanying financial statements as of April 2008. The restructuring resulted in the recognition of a $101 million non-cash gain for financial accounting purposes, on both a pretax and after-tax basis. There is no tax provision on the gain in Uruguay primarily due to a forestry exemption from income taxes and these assets are considered permanently invested. The gain, which was based on preliminary values and is subject to adjustment, was recognized in the second quarter of 2008 and is recorded in the Corporate and Other segment.

NOTE 9: REAL ESTATE ASSET IMPAIRMENTS

We review our long-lived assets and investments each quarter to determine if they are properly recorded. These assets are stated at cost unless events and/or circumstances trigger an impairment review. If a triggering event occurs and the assets’ carrying amount is not recoverable, we record an impairment loss, which is the difference between the asset’s book value and fair value. The determination of fair value is based on appraisals and market pricing of comparable assets when that information is available, or the discounted value of estimated future net cash flows from these assets.

During the second quarter of 2008, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, increase customer incentives, or reassess the recoverability of our investments which triggered impairment charges. Write downs of impaired assets are recorded as adjustments to the cost basis of inventory and investments.

Total Real Estate Impairment Charges

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Impairment charges for long-lived assets	$246	$12	$279	$12
Impairment charges for investments	57	1	76	2

	$303	$13	$355	$14

We wrote-off $9 million and $13 million in pre-acquisition costs during the 13 and 26-week periods ended June 29, 2008, respectively. These amounts are recorded in Real Estate costs and operating expenses in the accompanying consolidated statement of earnings.

NOTE 10: INVENTORIES

Weyerhaeuser inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	DECEMBER 30, 2007
Logs and chips	$51	$69
Lumber, plywood, panels and engineered lumber	310	346
Pulp and paper	85	99
Containerboard and packaging	221	235
Other products	207	191
Materials and supplies	316	315

	1,190	1,255
Less: discontinued operations	(458)	(450)

	$732	$805

NOTE 11: GOODWILL

Goodwill is the purchase price minus the fair value of net assets we’ve acquired through business acquisitions and combinations. This note includes information about changes in the carrying amount of our goodwill.

Changes in the Carrying Amount of Goodwill

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	CONTAINERBOARD, PACKAGING, AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 30, 2007	$40	$813	$93	$1,245	$16	$2,207
Less: discontinued operations	—	—	—	(1,245)	(15)	(1,260)

Balance as of December 30, 2007, excluding discontinued operations	40	813	93	—	1	947
Impairment of goodwill	—	(5)	—	—	—	(5)
Effect of foreign currency translation and other adjustments	—	(10)	—	—	(1)	(11)

Balance as of June 29, 2008	$40	$798	$93	$—	$—	$931

As discussed in Note 3: Discontinued Operations and Assets Held for Sale, impairments of goodwill in 2008 relate to certain U.S. wood products distribution facilities. In addition, we recognized $22 million of goodwill impairment in 2007 in connection with the sale of our Canadian distribution facilities.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We recognized net pension and other postretirement benefit credits of $58 million and $74 million during the 13 and 26 week periods ended June 29, 2008, respectively, compared to net pension and other postretirement credits of $6 million and cost of $57 million in the 13 and 26 week periods ended July 1, 2007, respectively. The components of net periodic benefit (credits) costs are:

	PENSION
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Service cost	$27	$29	$60	$65
Interest cost	79	74	151	141
Expected return on plan assets	(142)	(138)	(287)	(262)
Amortization of loss (gain)	(3)	—	(10)	2
Amortization of prior service costs (credits)	9	8	17	17
Loss due to curtailment, settlement and special termination benefits, net	1	—	1	55

	$(29)	$(27)	$(68)	$18

	OTHER POSTRETIREMENT BENEFITS
	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Service cost	$5	$5	$10	$10
Interest cost	17	13	32	26
Amortization of loss	4	5	9	12
Amortization of prior service credits	(3)	(2)	(5)	(4)
Gain due to curtailment, settlement and special termination benefits, net	(52)	—	(52)	(5)

	$(29)	$21	$(6)	$39

PENSION BENEFITS

Loss due to curtailment, settlement and special termination benefits, net for the 26 weeks ended July 1, 2007, is primarily related to the Domtar Transaction, which included the transfer of four Canadian pension plans and is recorded in discontinued operations. Refer to Note 3: Discontinued Operations and Assets Held for Sale for additional information about the Domtar Transaction.

Beginning in first quarter 2008, all of the net pension (income) expense for Weyerhaeuser is recorded in the Corporate and Other segment. See additional discussion in Note 16: Business Segments.

OTHER POSTRETIREMENT BENEFITS

During the second quarter of 2008, we announced amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduce or eliminate certain medical and life insurance benefits that are available to both past and present employees. These changes reduce amounts that we expect to pay in the future to fund the benefit plans and resulted in a significant decrease in our postretirement liabilities. Some of this reduction is recognized in earnings immediately in the form of a curtailment gain and pertains to the elimination of benefits for those employees who do not meet specified eligibility requirements. The remainder of the benefit is deferred in accumulated other comprehensive income, a component of shareholders’ interest, and will be recognized as part of our net periodic postretirement (benefit) expense in future periods. The net effect of the plan amendments and the remeasurement was:

•

a $365 million reduction in postretirement liabilities. This includes a reduction in the plans’ liabilities of $318 million for the plan amendments, an actuarial gain of $29 million generated by the remeasurement of the plans’ liabilities and an actuarial gain of $18 million generated by the change in discount rates at remeasurement on June 29, 2008.

•	a $52 million curtailment gain recognized in the second quarter of 2008 for full recognition of the pre-existing prior service credit,

•	a $127 million increase in net deferred tax liabilities, and

•	a $186 million increase in shareholders’ interest for changes in accumulated other comprehensive income, reflecting the net effect of the items discussed above.

The discount rate used to remeasure the postretirement plans’ liabilities was changed from a rate of 6.5 percent at December 30, 2007, to rates reflective of current bond rates on the date of remeasurement. A rate of 7.0 percent was used to measure the elimination of medical plan benefits for current employees who will not meet eligibility requirements by January 1, 2010 and a rate of 6.6 percent was used to measure the ongoing plan benefits, as amended, for those employees and retirees who meet the eligibility requirements.

As a result of the plan amendments and the $186 million net benefit that was deferred in accumulated other comprehensive income, we expect the net benefit that will be amortized out of accumulated other comprehensive income, which will be included in net periodic postretirement (benefit) expense for fiscal year 2008, will be approximately $50 million higher than the expected amounts of amortization of prior service credits and actuarial losses that were disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

NOTE 13: COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss), net of tax, was income of $108 million and a loss of $71 million for the 13 and 26-week periods ended June 29, 2008.

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Net earnings (loss)	$(96)	$32	$(244)	$752
Other comprehensive income:
Foreign currency translation adjustments	14	91	(34)	89
Net actuarial gains, net of tax	27	7	26	8
Prior service credits, net of tax	163	9	168	15
Net derivative gains (losses) on cash flow hedges, net of tax	4	—	21	28
Reclassification of net gains on cash flow hedges, net of tax	(4)	(4)	(7)	(15)
Unrealized losses on available-for-sale securities	—	—	(1)	—

	$108	$135	$(71)	$877

Net actuarial gains include pretax actuarial gains of $29 million generated by the remeasurement of the plans’ liabilities and $18 million specifically related to the change in discount rates at remeasurement on June 29, 2008. The after-tax amount is $26 million. In the second quarter of 2008 we also recognized an after-tax amortization of actuarial loss for all of our pension and postretirement plans of $1 million. The total after-tax gain for the 13 weeks ended June 29, 2008 is $27 million.

The prior service credit is a pretax reduction in liabilities for the plan amendments to the postretirement plans for U.S. salaried employees of $318 million, offset by the full recognition in earnings of a $52 million pre-existing prior service credit. The net pretax amount is $266 million and the after-tax amount is $160 million. In the second quarter of 2008 we also recognized an after-tax amortization of prior service cost for all of our pension and postretirement plans of $3 million. The total after-tax amount for the 13 weeks ended June 29, 2008 is $163 million.

Cumulative Other Comprehensive Income

Our cumulative other comprehensive income, net of tax, was approximately $1.2 billion as of June 29, 2008.

Items Included in Our Cumulative Other Comprehensive Income, net of tax

DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	DECEMBER 30, 2007
Foreign currency translation adjustments	$493	$527
Net pension and other postretirement benefit gain not yet recognized in earnings	570	544
Prior service credit (cost) not yet recognized in earnings	85	(83)
Cash flow hedge fair value adjustments	9	(5)
Unrealized gains on available-for-sale securities	3	4

	$1,160	$987

NOTE 14: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

Major legal proceedings involving us described in this section are:

•	hardboard siding claims,

•	alder antitrust litigation,

•	oriented strand board (OSB) antitrust litigation and

•	Paragon Trade Brands, Inc. litigation.

We also are a party to other legal matters generally incidental to our business.

The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

An independent adjuster reviews claims submitted and determines payment. Claims are paid as submitted over a nine-year period. The rights to file claims expire in three six-year increments and claims for the first two periods may no longer be filed. The expiration dates are:

•	2003 – persons who had our hardboard siding installed from 1981 to 1986.

•	2006 – persons who had our hardboard siding installed from 1987 to 1993.

•	2009 – persons who had our hardboard siding installed from 1994 to 1999.

Status. Cumulative charges to the reserve through June 29, 2008 were $110 million. The reserve for future claims was $20 million as of June 29, 2008. To date, we have recovered a total of $52 million through negotiated settlements with our insurance carriers.

We have no litigation pending with any persons or entities that have opted out of the class. However, it is possible that persons or entities that have opted out may file claims in the future.

We believe our reserve balance is adequate. However, determining reserves required to fund any future claims involves judgments and projections of future claims rates and amounts. At this time, we are unable to estimate any additional adjustments we may make in future periods.

Claims Activity and Average Damage Award Paid

	TWENTY-SIX WEEKS ENDED	FIFTY-TWO WEEKS ENDED	FIFTY-THREE WEEKS ENDED
	JUNE 29, 2008	DECEMBER 30, 2007	DECEMBER 31, 2006
Number of claims filed during the period	600	1,460	2,200
Number of claims resolved	1,000	1,980	1,420
Number of claims unresolved at end of period	565	965	1,485
Number of damage awards paid	800	1,200	675
Average damage award paid	$1,550	$2,100	$3,478

Events and Claims. Here is a chronology of the settlement:

•	2000 – We entered into a nationwide settlement of hardboard siding class action cases and recognized a $130 million charge to cover the estimated cost of the settlement and related claims.

•	2001 – We reassessed the adequacy of our reserve and increased it by $43 million.

•	2003 – The right to file claims from the first six-year period (1981-1986) expired.

•	2004 – We reduced our reserve by $20 million based on actual claims and litigation.

•	2006 – The right to file claims from the second six-year period (1987-1993) expired.

•	2006 – We reduced our reserve by another $23 million based on actual claims and litigation.

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

Status. The U.S. Court of Appeals for the Ninth Circuit vacated the lower court decision imposing $16 million in trebled damages against us and remanded the Washington Alder case to the U.S. District Court in Oregon because of the U.S. Supreme Court decision in the Initial Alder Case. The Ninth Circuit held that because the jury award in Washington Alder had been based on the jury verdict in the Initial Alder Case, the Washington Alder verdict also had to be reconsidered. We reversed a $16 million reserve into income in the fourth quarter of fiscal year 2006.

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

Status. In April 2008 a jury found in favor of the class and imposed trebled damages of $84 million. There are currently several post-trial motions pending before the trial court. We believe multiple errors occurred during the trial and we intend to appeal the judgment once the post-trial motions are decided. Management believes that ultimately an adverse result is not probable because the company will prevail on appeal. Based on the information currently available to us, the requirements for establishing a reserve under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies have not been met. As a result, we have not established a reserve for this litigation. However, it is possible in the future that there could be a charge for all or a portion of any damage award. Any such charge could materially and adversely affect our results of operations for the period in which we record it.

There have been no claims by persons or entities opting out of the class. Sales for the class period to opt outs are approximately $100 million. We have no litigation pending with any entity or individual who has opted out of the class. However, it is possible that entities or individuals who have opted out of the class may file lawsuits against us in the future. We have not established a reserve for this matter. We are also unable to estimate at this time the amount of charges – if any – that may be required in the future.

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

•

2008 – The U.S. District Court denied our motion for summary judgment. The trial commenced April 15, 2008. A verdict was delivered against the company on April 28, 2008. The amount of the verdict with trebling is $84 million. The company will appeal the judgment against it.

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

No specific damages were alleged, but the direct and indirect plaintiffs estimated total damages from all defendants, with trebling, of $4.9 billion. This is lower than previously reported because the plaintiffs’ experts have modified their opinions and because the ending of the class period has been changed to February 2006 rather than the present date.

Status. The U.S. District Court in Pennsylvania issued a number of rulings approving class action status for various classes of direct and indirect purchasers for the period from June 2002 through February 2006. In March 2008 we reached a settlement in principle with the direct purchasers for $18 million and we recognized a charge of $18 million in the first quarter of 2008. The settlement was finalized in June. The court conducted a hearing on Weyerhaeuser’s settlement with direct purchaser plaintiffs on August 5, 2008, has not announced its decision. A formal settlement agreement with the indirect purchasers for $1 million was signed August 4, 2008.

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

•	excluded persons who purchased OSB already incorporated into a house or other structure; and

•	certified a multi-state class of indirect purchasers from 17 states.

•	2007 – The U.S. Court of Appeals for the Third Circuit denied the separate petitions of the defendants and the indirect purchaser plaintiffs for leave to appeal the class certification order.

•	2007 – Individual and joint motions for summary judgment were filed in December on behalf of the remaining defendants, including us.

•	2008 – In March, we settled in principle with the direct purchasers of OSB for $18 million and a charge of $18 million was recognized in the first quarter of 2008.

•	2008 – In April, we settled in principle with the indirect purchasers for $1 million.

•	2008 – The court conducted a hearing on Weyerhaeuser’s settlement with direct purchaser plaintiffs on August 5, 2008, but has not announced its decision.

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

Status. In 2005 the U.S. Bankruptcy Court imposed damages of approximately $470 million on us. We appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia. In September 2007, the U.S. District Court for the Northern District of Georgia issued an order reversing the U.S. Bankruptcy Court’s decision and directed the court clerk to enter judgment in our favor. In October 2007 the Litigation Claims Representative appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. In May 2008 the 11th Circuit upheld the District Court’s opinion and upheld a judgment in our favor. The Bankruptcy Court has reopened the matter and the parties have filed a joint motion to distribute the remaining assets in the bankruptcy estate of approximately $7 million to us. In August the court signed the joint motion directing that funds be distributed to Weyerhaeuser.

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

•	2008 – The 11th Circuit Court of Appeals affirmed the decision of the U.S. District Court.

•

2008 – The Bankruptcy Court reopened the matter and the parties filed a joint motion to distribute remaining assets to Weyerhaeuser. In August, the court signed a joint motion directing that funds be distributed to Weyerhaeuser.

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 30, 2007	$27
Remediation costs accrued	17
Remediation costs charged to reserve	(4)

Reserve balance as of June 29, 2008	$40

Total active sites as of June 29, 2008	60

During the first half of 2008, we recognized a charge of $17 million for an adjustment to increase our reserve for environmental remediation. The increase was primarily a result of including additional years during which we are required to perform ongoing monitoring activities at certain sites.

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

Asbestos Removal

We have not recognized a liability for the removal and disposal of encapsulated asbestos from all facilities and equipment. That is because we cannot reasonably:

•	estimate the fair value of our obligations or

•	determine the settlement dates.

When we are able to reasonably estimate the fair value, we will establish a liability as appropriate.

NOTE 15: OTHER OPERATING COSTS (INCOME), NET

Other operating costs, net:

•	exclude our Real Estate operations,

•	include both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Various Income and Expense Items Included in Weyerhaeuser Other Operating Costs, Net

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
(Gain) loss on the Domtar Transaction (Note 3)	$—	$4	$—	$(625)
Gain from change in post-retirement benefits (Note 12)	(52)	—	(52)	—
Gain on disposition of assets	(22)	(28)	(21)	(31)
Asset impairment charges other than for closures	23	12	28	46
Charges for environmental remediation reserve (Note 14)	—	—	17	—
Charges for litigation and a contract termination	10	39	30	40
Foreign exchange (gains) losses	(3)	(29)	8	(36)
Other, net	2	11	(19)	4

	(42)	9	(9)	(602)
Less: discontinued operations	26	24	39	661

	$(16)	$33	$30	$59

Weyerhaeuser asset impairment charges during the second quarter and first half of 2008 relate primarily to capitalized interest on Real Estate projects that are impaired. The first half of 2007 includes a pretax charge of $27 million related to the Miramichi, New Brunswick oriented strand board mill and $10 million related to the Canadian distribution facilities. In February 2007, we announced an indefinite curtailment of the Miramichi OSB mill and the mill was offered for sale. After continuing to evaluate the strategic options for the facility, the Miramichi OSB mill was permanently closed in June 2008. Additional costs of the closure are included in charges for closure of facilities.

The 13 and 26-week periods of 2007 include a pretax gain of $29 million on the sale of a previously closed box plant site in California.

Charges for litigation for the first half of 2008 include OSB litigation and charges for the first half of 2007 include Alder litigation. See note 14: Legal Proceedings, Commitment and Contingencies for more information.

Foreign exchange (gains) losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations.

NOTE 16: BUSINESS SEGMENTS

We are principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our principal business segments are:

•	Timberlands – which includes North American logs, chips and timber;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture;

•	Containerboard, Packaging and Recycling – sold in August 2008;

•	Real Estate – which includes real estate development, construction and sales; and

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

The pretax gain of $629 million recognized in the first quarter of 2007, reduced by charges of $4 million in the second quarter of 2007 in connection with the Domtar Transaction is included in the Corporate and Other segment.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Management evaluates segment performance based on the contribution to earnings of the respective segments. Prior to 2008, segment contribution to earnings included an allocation of the net pension credit (cost) for the company. Except for Real Estate, management’s evaluation of segment performance excludes any allocation of net pension credit (cost) effective in the first quarter of 2008. Our net pension credit (cost) for Weyerhaeuser operations is included in contribution to earnings for the Corporate and Other segment. Net pension income (expense) related to our real estate operations continues to be reported in the Real Estate segment.

Net Pension Income (Expense) Included in Segment Contribution to Earnings

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Net pension income (expense) (Note 12):
Timberlands	$—	$1	$—	$2
Wood Products	—	11	—	16
Cellulose Fibers	—	4	—	4
Fine Paper	—	—	—	1
Containerboard, Packaging and Recycling	—	10	—	13
Real Estate	—	—	1
Corporate and Other	29	1	67	(54)

	$29	$27	$68	$(18)

Corporate and Other includes a $55 million charge in the first quarter of 2007 for pension termination and settlement charges related to the Domtar Transaction. This loss was included in the net gain on the Domtar Transaction.

An analysis and reconciliation of the company’s business segment information to the respective information in the Consolidated Financial Statements is as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Sales to and revenues from unaffiliated customers:
Timberlands	$214	$211	$408	$444
Wood Products	1,071	1,662	2,037	3,132
Cellulose Fibers	460	470	905	952
Fine Paper	—	—	—	459
Containerboard, Packaging and Recycling	1,375	1,327	2,672	2,553
Real Estate and Related Assets	354	559	725	1,046
Corporate and Other	136	105	256	202

	3,610	4,334	7,003	8,788
Less sales of discontinued operations (Note 3)	(1,436)	(1,375)	(2,787)	(3,206)

	2,174	2,959	4,216	5,582
Intersegment sales:
Timberlands	250	291	564	700
Wood Products	57	58	108	122
Cellulose Fibers	2	2	6	31
Fine Paper	—	—	—	43
Containerboard, Packaging and Recycling	1	1	2	8
Corporate and Other	13	14	25	33

	323	366	705	937

Total sales and revenues	2,497	3,325	4,921	6,519
Intersegment eliminations	(323)	(366)	(705)	(937)

	$2,174	$2,959	$4,216	$5,582

Contribution (charge) to earnings:
Timberlands	$108	$142	$224	$317
Wood Products	(164)	(123)	(441)	(290)
Cellulose Fibers	42	48	98	70
Fine Paper	—	—	—	20
Containerboard, Packaging and Recycling	105	112	194	179
Real Estate and Related Assets	(337)	64	(411)	122
Corporate and Other	106	(44)	61	536

	(140)	199	(275)	954
Interest expense (Weyerhaeuser only, continuing and discontinued operations)	(127)	(179)	(259)	(327)
Less capitalized interest (Weyerhaeuser only)	21	29	45	59

Earnings (loss) before income taxes (continuing and discontinued operations)	(246)	49	(489)	686
Income tax benefit (expense) (continuing and discontinued operations)	150	(17)	245	66

Net earnings (loss)	$(96)	$32	$(244)	$752

DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	DECEMBER 30, 2007
Assets:
Timberlands	$4,240	$4,242
Wood Products	3,350	3,573
Cellulose Fibers	2,560	2,624
Containerboard, Packaging and Recycling	5,146	5,090
Real Estate	3,523	3,780
Corporate and Other	6,844	6,841

	25,663	26,150
Less: intersegment eliminations	(1,952)	(2,344)

	$23,711	$23,806

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

STATEMENTS

We make forward-looking statements of our expectations during the third quarter of 2008 regarding:

•	our markets;

•	earnings and performance of our business segments;

•	homebuilding starts;

•	higher costs for energy and silvaculture;

•	additional logging and road costs;

•	demand and pricing for our wood products;

•	decreased expenses for annual planned maintenance in the Cellulose Fiber segment;

•	increases in freight charges; and

•	increases in chemical and fiber costs.

In addition, we also base our forward-looking statements on the expected effect of:

•	foreign exchange rates, primarily the Euro and Canadian dollar;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	tax audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	performance of our manufacturing operations including unexpected maintenance requirements;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	restructuring of our business support functions following the divestiture of the Containerboard, Packaging and Recycling businesses;

•	successful salvage of our storm-damaged timber in the Pacific Northwest;

•	performance of pension fund investments and derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments;

•	energy prices;

•	raw material prices;

•	chemical prices;

•	transportation costs;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	changes in accounting principles;

•	weather;

•	loss from fires, floods, pest infestation and other natural disasters; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

As disclosed in Note 3: Discontinued Operations, the following operations are classified as discontinued operations in the accompanying consolidated financial statements:

•	Weyerhaeuser Australia Group assets (sold in July 2008);

•	Containerboard, Packaging, and Recycling assets (sold in August 2008); and

•	Fine paper business and related assets (divested as part of the Domtar Transaction in March 2007);

In reviewing our results of operations, it’s important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight minus normal sales deductions.

•	Contribution to earnings refers to:

•	earnings before interest and income taxes for the Weyerhaeuser business segments and

•

earnings before income taxes for the Real Estate business segment. Interest that was previously capitalized to Real Estate assets that are sold or impaired is included in cost and operating expenses or charge for impairment of long-lived assets, respectively, and is included in contribution to earnings for the Real Estate segment.

In reviewing our results of operations, it’s important to understand the following:

•	Net sales and revenues and operating income (loss) included in Consolidated Results below exclude the results of discontinued operations.

•

Net sales and revenues and contribution (charge) to earnings reported in the individual segment discussions that follow include the results of discontinued operations. Refer to Note 16: Business Segments for a discussion of which segments include the results of the various discontinued operations.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and contributions (charge) to earnings are based on the 13-week and 26-week periods ended June 29, 2008 and July 1, 2007. The 13-week periods are also referred to as second quarter and the 26-week periods are also referred to as first half or year-to-date.

CONSOLIDATED RESULTS

How We Did in the Second Quarter and First Half of 2008

NET SALES AND REVENUES / OPERATING INCOME (LOSS) / NET EARNINGS (LOSS) – WEYERHAEUSER COMPANY

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007
Net sales and revenues	$2,174	$2,959	$(785)	$4,216	$5,582	$(1,366)
Operating income (loss)	$(383)	$31	$(414)	$(639)	$(11)	$(628)
Earnings of discontinued operations, net of taxes	$111	$81	$30	$198	$866	$(668)
Net earnings (loss)	$(96)	$32	$(128)	$(244)	$752	$(996)
Net earnings (loss) per share, basic	$(0.45)	$0.15	$(0.60)	$(1.16)	$3.34	$(4.50)
Net earnings (loss) per share, diluted	$(0.45)	$0.15	$(0.60)	$(1.16)	$3.34	$(4.50)

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues decreased $785 million, or 27 percent, during the second quarter and $1.4 billion, or 24 percent during the first half.

•	Net earnings decreased $128 million during the second quarter and $1.0 billion during the first half.

Net sales and revenues

Net sales and revenues for the second quarter and the first half decreased primarily due to the continued slowdown in the U.S. housing market, which was reflected in the following:

•	lower demand for residential building products – refer to the Wood Products segment discussion; and

•	declines in the average selling prices and in the number of single-family homes closed – refer to the Real Estate segment discussion.

Net earnings

Net earnings for the second quarter decreased primarily due to the following;

•	lower price realizations for softwood lumber, structural panels and engineered lumber products, and decreased shipment volumes of engineered products – refer to the Wood Products segment discussion;

•	lower gross margins on single-family homes closed and increased asset impairment charges – refer to the Real Estate segment discussion;

•	higher costs for energy, chemical, freight and fiber – refer to the Cellulose Fibers and Containerboard, Packaging and Recycling segment discussions;

•

charges related to corporate restructuring activities and the write-off of capitalized interest related to Real Estate projects that are impaired – refer to the Corporate and Other segment discussion; and

•

gains from the sale of an apartment project and former box plant site recognized in 2007 that did not recur in 2008 – refer to the Real Estate and Containerboard, Packaging and Recycling segment discussions.

These decreases for the second quarter were partially offset by the following:

•	gains from the restructuring of our investments in Uruguay and from changes in our postretirement benefit plans – refer to the Corporate and Other segment discussion;

•	increased price realizations for packaging and pulp products – refer to the Cellulose Fibers and Containerboard, Packaging and Recycling; and

•	suspension of depreciation on Containerboard, Packaging and Recycling assets.

Net earnings for the first half decreased due to the second quarter items noted above as well as the following:

•	lower shipments of pulp – refer to the Cellulose Fibers segment discussion;

•	a net gain from the Domtar Transaction in the first quarter of 2007– refer to the Corporate and Other segment discussion; and

•	losses of earnings from operations divested as part of the Domtar Transaction in the first quarter of 2007 – refer to the Fine Paper segment discussion.

These decreases for the first half were partially offset due to the second quarter items as well as by the following:

•	decreased cost of production for wood products and lower selling and administrative costs – refer to the Wood Products segment discussion.

TIMBERLANDS

How We Did in the Second Quarter and First Half of 2008

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and contribution to earnings for the 13 and 26-week periods ended June 29, 2008 and July 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – TIMBERLANDS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007
Net sales and revenues to unaffiliated customers:
Logs	$172	$172	$—	$315	$342	$(27)
Other Products	42	39	3	93	102	(9)

	$214	$211	$3	$408	$444	$(36)

Intersegment sales	$250	$291	$(41)	$564	$700	$(136)

Contribution to earnings	$108	$142	$(34)	$224	$317	$(93)

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues to unaffiliated customers increased $3 million, or 1 percent, during the second quarter of 2008 and decreased $36 million, or 8 percent during the first half of 2008.

•	Intersegment sales decreased $41 million, or 14 percent, during the second quarter of 2008 and $136 million, or 19 percent, during the first half of 2008.

•	Contribution to earnings decreased $34 million, or 24 percent, during the second quarter of 2008 and $93 million, or 29 percent, during the first half of 2008.

Net sales and revenue – unaffiliated customers

Net sales and revenues to unaffiliated customers in the second quarter of 2008 were comparable to the second quarter of 2007. Net sales and revenues to unaffiliated customers in the first half of 2008 decreased from the first half of 2007 primarily due to the following:

•

Western log sales realizations decreased 18 percent during the first half due to weaker domestic and export markets, as well as a higher volume of lower-valued whitewood logs due to storm salvage. Volumes in the West increased 10 percent due to the salvage volumes, but at a lower realization.

•

Southern log sales volumes increased 17 percent and realizations increased 7 percent. There was a stronger market for fiber logs as pulp and containerboard mills experienced lower residual chip flows due to sawmill downtime. Canadian sales volumes decreased 12 percent. There were lower logging levels in all provinces as a result of downtime at various mills and the completion of the Domtar Transaction in the first quarter of 2007.

Intersegment sales

Intersegment sales decreased primarily due to the following:

•	Western sales decreased $26 million during the second quarter, and $53 million during the first half, due to lower internal consumption, lower fee harvest levels, and weaker domestic markets.

•	Southern sales were unchanged during the second quarter, and decreased $20 million during the first half, due to lower internal consumption, partially offset by higher internal fiber realizations.

•	Canadian sales decreased $15 million during the second quarter and $63 million during the first half. The year-to-date decline was primarily due to the completion of the Domtar Transaction in 2007.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•

Lower western domestic and export sales prices, resulting in negative net price/mix variance, resulted in a decrease in contribution of $43 million in the second quarter, and $80 million during the first half.

•

Higher logging, hauling and handling costs as a result of Western salvage logging and the effects of higher diesel in logging, hauling and silviculture costs resulted in a decrease in contribution of $16 million in the second quarter, and $30 million in the first half.

These decreases were partially offset by:

•

Higher fee volumes mainly as a result of the Western salvage logging from the December 2007 storm resulted in an increase in contribution of $13 million in the second quarter, and $8 million in the first half.

•

Higher oil and gas leasing revenues and higher hunting lease revenues based on an accounting change made in 2007 resulted in an increase in contribution of $9 million in the second quarter, and $12 million in the first half.

Our Outlook

We expect Timberlands earnings to be slightly higher than second quarter. We expect lower domestic log prices, a seasonal decline in fee harvest volumes, and higher operating costs, offset by an anticipated increase in non-strategic land sales.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Third-party log sales – cunits (100 cubic feet)	866	762	1,647	1,512
Fee harvest – cunits (100 cubic feet)	2,177	2,038	4,270	4,178

WOOD PRODUCTS

How We Did in the Second Quarter and First Half of 2008

Here is a comparison of net sales and revenues to unaffiliated customers and contribution (charge) to earnings for the 13 and 26-week periods ended June 29, 2008 and July 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION (CHARGE) TO EARNINGS – WOOD PRODUCTS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007
Net sales and revenues:
Softwood lumber	$403	$647	$(244)	$764	$1,221	$(457)
Engineered solid section	121	185	(64)	226	340	(114)
Engineered I-Joists	86	147	(61)	159	264	(105)
Oriented strand board	110	153	(43)	215	305	(90)
Plywood	59	106	(47)	116	206	(90)
Hardwood lumber	80	99	(19)	160	189	(29)
Other products produced	51	64	(13)	100	114	(14)
Other products purchased for resale	161	261	(100)	297	493	(196)

	$1,071	$1,662	$(591)	$2,037	$3,132	$(1,095)

Contribution (charge) to earnings	$(164)	$(123)	$(41)	$(441)	$(290)	$(151)

Comparing 2008 with 2007

Net sales and revenues and contribution to earnings were both negatively affected by the continued market challenges for the U.S. homebuilding industry and more recently in the repair and remodel market.

In 2008:

•	Net sales and revenues decreased $591 million, or 36 percent, during the second quarter of 2008, and $1.1 billion, or 35 percent, during the first half of 2008.

•	Contribution to earnings decreased $41 million during the second quarter of 2008 and $151 million during the first half of 2008.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•

Demand for wood products continued to be significantly weaker in 2008 with U.S. single-family housing starts on a seasonally adjusted basis declining 42 percent from second quarter 2007 and 40 percent from the first half of 2007. This weak demand resulted in decreased shipment volumes and lower prices for most of our product lines.

•

Average price realizations for lumber decreased 10 percent from the second quarter of 2007, and 14 percent compared to the first half of 2007. Average price realizations for engineered products decreased 9 percent to 10 percent from both the second quarter of 2007 and the first half of 2007. Average price realizations for oriented strand board (OSB) were relatively unchanged from second quarter 2007 and the first half of 2007.

•

Shipment volume of lumber declined 31 percent from second quarter 2007 and 28 percent from the first half of 2007. Shipment volume of OSB declined 29 percent from both the second quarter and the first half of 2007. Shipment volumes for engineered products declined between 26 percent and 35 percent from the second quarter of 2007 and the first half of 2007.

•

Sales of other products purchased for resale decreased $100 million from second quarter of 2007 and $196 million from the first half of 2007. This decrease was due to the sale or closure of several distribution facilities in the U.S. and Canada, and a reduction in the number of products purchased for resale.

Contribution to earnings

Contribution to earnings decreased $41 million from second quarter 2007 and $151 million from the first half of 2007, primarily due to the following:

•

Contribution to earnings decreased $68 million from second quarter of 2007 and $172 million from first half of 2007, as a result of lower price realizations for softwood lumber, hardwood lumber, and engineered products.

•	Contribution to earnings decreased $55 million from second quarter of 2007 and $86 million from first half of 2007, due to reduced shipment volumes, primarily in the engineered product lines.

These decreases were partially offset by:

•

Contribution to earnings increased by $61 million from second quarter of 2007 and $111 million from first half of 2007, as a result of reductions in cost for raw materials, manufacturing, warehousing and delivery, and selling and administrative.

•

Net charges for facility sales, facility closures, asset impairments, restructuring costs and litigation charges decreased by $21 million from the second quarter of 2007 and by $25 million from the first half of 2007. The second quarter and first half of 2008 included charges of $29 million and $86 million, respectively, for facility sales, facility closures, asset impairments and restructuring costs. The first half of 2008 also included charges of $19 million for legal settlements pertaining to OSB. The second quarter and first half of 2007 included charges of $33 million and $94 million, respectively, for facility sales, facility closures, asset impairments and restructuring costs. The second quarter of 2007 also included a $17 million reserve for hardwood litigation.

Our Outlook

We expect challenging market conditions in Wood Products to continue into the third quarter. Operating losses are anticipated to be slightly less than second quarter.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN MILLIONS, EXCEPT LOGS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Softwood lumber – board feet	1,252	1,805	2,509	3,462
Engineered solid section – cubic feet	7	10	12	17
Engineered I-Joists – lineal feet	70	108	126	190
Oriented strand board – square feet (3/8”)	637	899	1,308	1,841
Plywood – square feet (3/8”)	160	305	314	615
Hardwood lumber – board feet	88	99	175	188

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Softwood lumber – board feet	1,180	1,451	2,367	2,878
Engineered solid section – cubic feet	6	9	12	15
Engineered I-Joists – lineal feet	61	114	119	201
Oriented strand board – square feet (3/8”)	670	847	1,367	1,815
Plywood – square feet (3/8”)	95	115	169	229
Hardwood lumber – board feet	67	75	138	148

CELLULOSE FIBERS

How We Did in the Second Quarter and First Half of 2008

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the 13 and 26-week periods ended June 29, 2008 and July 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007
Net sales and revenues:
Pulp	$355	$370	$(15)	$700	$775	$(75)
Liquid packaging board	74	72	2	141	128	13
Other products	31	28	3	64	49	15

	$460	$470	$(10)	$905	$952	$(47)

Contribution to earnings	$42	$48	$(6)	$98	$70	$28

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues decreased $10 million, or 2 percent, during the second quarter of 2008 and $47 million, or 5 percent, during the first half of 2008.

•	Contribution to earnings decreased $6 million during the second quarter of 2008 and increased $28 million during the first half of 2008.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•

Lower sales volumes for pulp of approximately 77,000 tons, or 15 percent, in the second quarter and 229,000 tons, or 20 percent, in the first half, due primarily to divestments related to the Domtar Transaction in the first quarter of 2007.

•	Lower sales volumes for liquid packaging board of approximately 4,000 tons, or 5 percent, in the second quarter.

These decreases were partially offset by:

•	Higher price realizations for pulp of $87 per ton, or 12 percent, in the second quarter, and $95 per ton, or 14 percent, in the first half.

•	Higher price realizations for liquid packaging of $89 per ton, or 10 percent, in the second quarter, and $88 per ton, or 10 percent, in the first half.

Contribution to earnings

Contribution to earnings decreased in the second quarter primarily due to more annual maintenance outages and increased in the first half of 2008 primarily due to one less annual maintenance outage in the first half of the year. Notable items that affected the segment’s contribution to earnings in the second quarter and first half are listed in the two sections below:

Items that positively affected earnings included the following:

•	Improved pulp market conditions resulted in higher price realizations, which contributed approximately $39 million and $84 million to earnings in the second quarter and first half, respectively.

•

Improved liquid packaging board market conditions resulted in higher price realizations, which contributed approximately $9 million and $17 million to earnings in the second quarter and first half, respectively.

•

Productivity improvements reduced expenses $1 million in the second quarter and $15 million in the first half. The segment had four annual maintenance outages in the first half of 2008, compared to five annual maintenance outages in the first half of 2007.

•	Earnings from our interest in a newsprint joint venture and other income increased by $9 million in both the second quarter and first half.

Items that negatively affected earnings included the following:

•	Lower pulp sales volumes reduced the contribution by $9 million and $24 million in the second quarter and first half, respectively.

•	Chemical, fiber, and energy costs increased by $18 million and $29 million in the second quarter and first half, respectively, primarily due to higher prices.

•

The weakening of the U.S. dollar compared to the Canadian dollar resulted in an increase in costs for Canadian manufacturing operations of $6 million and $15 million in the second quarter and first half, respectively.

•	Freight costs increased by $9 million and $11 million in the second quarter and first half, respectively, primarily due to price increases.

•

Maintenance and other operating costs increased by $14 million and $10 million in the second quarter and first half, respectively. The segment had three annual maintenance outages in the second quarter of 2008 compared to two annual outages in the second quarter of 2007.

Our Outlook

We expect third quarter earnings for Cellulose Fibers to be significantly higher than second quarter, primarily due to fewer annual maintenance outages. Average price realizations for both pulp and liquid packaging board are expected to increase, but the benefits are expected to be partially offset by higher chemical costs.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Pulp – air-dry metric tons	447	524	889	1,118
Liquid packaging board – tons	78	82	149	149

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Pulp – air-dry metric tons	417	419	872	958
Liquid packaging board – tons	77	77	141	137

FINE PAPER

On March 7, 2007 the company’s Fine Paper operations and related assets were divested in the Domtar Transaction. As a result, the 26-week period ended July 1, 2007, includes nine weeks of fine paper operations. Subsequent to the first quarter of 2007, we no longer have results of operations for the fine paper segment as the facilities contributing to this business segment were all divested in the Domtar Transaction.

Here are net sales and revenues to unaffiliated customers and contribution to earnings for the 26-week period ended July 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – FINE PAPER

TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JULY 1, 2007
Net sales and revenues:
Paper	$433
Coated groundwood	26

$459

Contribution to earnings	$20

THIRD-PARTY SALES VOLUMES

TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007
Paper – tons(1)	461
Coated groundwood – tons	38
Paper converting – tons	318

(1)	Includes unprocessed rolls and converted paper volumes.

TOTAL PRODUCTION VOLUMES

TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JULY 1, 2007
Paper – tons(2)	444
Coated groundwood – tons	43
Paper converting – tons	318

(2)	Paper machine production.

CONTAINERBOARD, PACKAGING AND RECYCLING

How We Did in the Second Quarter and First Half of 2008

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the 13 and 26-week periods ended June 29, 2008 and July 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007
Net sales and revenues:
Containerboard	$118	$109	$9	$259	$228	$31
Packaging	1,074	1,043	31	2,061	1,994	67
Recycling	121	103	18	234	197	37
Kraft bags and sacks	24	23	1	47	46	1
Other products	38	49	(11)	71	88	(17)

	$1,375	$1,327	$48	$2,672	$2,553	$119

Contribution to earnings	$105	$112	$(7)	$194	$179	$15

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues increased by $48 million, or 4 percent, for the second quarter and $119 million, or 5 percent, for the first half.

•	Contribution to earnings decreased by $7 million, or 6 percent, for the second quarter and increased by $15 million, or 8 percent, for the first half.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•

Packaging price realizations increased $3.56 per thousand square feet, or 7 percent, for the second quarter and $3.14 per thousand square feet, or 6 percent, for the first half, primarily due to the price increases implemented in September through December of 2007.

•

Containerboard price realizations increased by $30 per ton, or 6 percent, for the second quarter and $32 per ton, or 7 percent, for the first half, primarily due to the price increases implemented during the third and fourth quarters of 2007.

•	Containerboard shipments increased 30,000 tons, or 6 percent, for the first half primarily due to a shift from low margin box customers to the domestic containerboard market.

•	Recycled price realizations increased by $21 per ton, or 13 percent, for the second quarter and $29 per ton, or 19 percent, for the first half, primarily due to increased demand from China.

Partially offsetting the increases in net sales and revenues were the following:

•

Packaging shipments decreased 622 million square feet, or 3 percent, for the second quarter and 839 million square feet, or 2 percent, for the first half, primarily due to a shift from low margin box customers to the domestic containerboard market and due to a weak U.S. economy which adversely impacted box demand.

Contribution to earnings

Depreciation of the segment’s assets was suspended as of March 15, 2008, when the assets qualified as held for sale for accounting purposes. This resulted in a $72 million reduction in depreciation expense in the second quarter of 2008 and $83 million for the first half. Excluding the effect of lower depreciation, the segment’s contribution to earnings decreased by $79 million in the second quarter and $68 million in the first half.

Items that negatively affected earnings included the following:

•	Lower packaging sales volumes decreased earnings by $3 million for the second quarter and $6 million for the first half.

•

Raw material costs increased $34 million for the second quarter and $67 million for the first half. Old corrugated containers (OCC) increased $17 per ton for the second quarter and $20 per ton for the first half due to the start-up of new recycled containerboard machines in China which caused pricing pressure in the US. Wood chips increased $17 per ton in the second quarter and $14 per ton for the first half primarily due to weakness in housing starts.

•	Energy costs increased $17 million for the second quarter and $13 million for the first half, primarily due to higher natural gas and higher electricity costs due to fuel surcharges.

•

Mill non-fiber and non-energy costs increased by $20 million for the second quarter and $21 million for the first half, primarily due to higher costs for chemicals and due to an unscheduled shutdown of the Cedar Rapids, IA mill in June due to flooding.

•	Packaging non-fiber and non-energy costs increased by $7 million for the second quarter primarily due to an increase for starch and wax costs.

•	Transportation costs increased by $21 million for the second quarter and $31 million for the first half primarily due to higher fuel prices.

•

Net charges for special items increased $33 million for the second quarter and $34 million for the first half of 2008 when compared to 2007. The second quarter and the first half of 2008 included net charges of $9 million and $11 million, respectively, for facility closures, legal settlements and Iowa flood costs, partially offset by fire insurance proceeds at the Closter box plant and a gain on a property sale. The second quarter and first half of 2007 included net gains of $21 million and $19 million, respectively, which includes a gain on the sale of a box plant site in California, net of charges for facility closures and costs incurred as a result of the fire at the Closter box plant.

Partially offsetting these decreases to earnings were the following:

•

Higher packaging price realizations increased earnings $65 million for the second quarter and $113 million for the first half, while improved containerboard price realizations increased earnings $7 million for the second quarter and $16 million for the first half.

•	Packaging non-fiber and non-energy costs decreased by $8 million for the first half, primarily due to lower spending from box plant closures.

OCC costs moderated beginning in the second quarter of 2008 after having increased all of last year and into the first part of this year as a result of strong demand from China. Prices for wood chips are stable but remained high in the second quarter of 2008. Decreased supplies in both the west and south resulted from production curtailments at wood products manufacturing facilities due to weak housing markets.

Our Outlook

We sold our Containerboard, Packaging and Recycling operations to International Paper on August 4, 2008. Third quarter results will only include the segment’s operations for July.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Containerboard – tons	234	230	519	489
Packaging – MSF	18,343	18,965	35,880	36,719
Recycling – tons	677	656	1,305	1,310
Kraft bags and sacks – tons	24	23	47	48

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Containerboard – tons(1)	1,488	1,506	3,046	3,021
Packaging – MSF	19,087	19,721	37,443	38,728
Recycling – tons(2)	1,755	1,589	3,318	3,208
Kraft bags and sacks – tons	22	23	44	46

(1)	Containerboard production represents machine production and includes volumes that are further processed into packaging by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

REAL ESTATE

How We Did in the Second Quarter and First Half of 2008

Here is a comparison of net sales and revenues and contribution (charge) to earnings for the 13 and 26-week periods ended June 29, 2008 and July 1, 2007:

NET SALES AND REVENUE / CONTRIBUTION (CHARGE) TO EARNINGS – REAL ESTATE

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007
Single-family housing	$346	$495	$(149)	$683	$964	$(281)
Land development	6	10	(4)	30	24	6
Other	2	54	(52)	12	58	(46)

	$354	$559	$(205)	$725	$1,046	$(321)

Contribution (charge) to earnings	$(337)	$64	$(401)	$(411)	$122	$(533)

Here is a comparison of key statistics related to our single-family operations for the 13 and 26-week periods ended June 29, 2008 and July 1, 2007:

SUMMARY OF SINGLE-FAMILY STATISTICS

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
VOLUMES IN THOUSANDS	JUNE 29, 2008	JULY 1, 2007	JUNE 29, 2008	JULY 1, 2007
Homes sold	748	1,139	1,674	2,823
Homes closed	869	1,062	1,713	2,038
Homes sold but not closed (backlog)	1,185	2,284	1,185	2,284
Single-family gross margin (%)(1)	(61.1)%	16.7%	(29.2)%	19.1%

(1)	Single-family gross margin equals revenue less cost of sales and period costs (which includes impairments and write-offs).

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues decreased $205 million, or 37 percent, during the second quarter of 2008 and $321 million, or 31 percent, during the first half of 2008.

•	Contribution to earnings decreased $401 million during the second quarter of 2008 and $533 million during the first half of 2008.

Results reflect continued market challenges for the U.S. homebuilding industry and our business. The imbalance in housing supply and demand continues to be reflected in an excess supply of unsold homes and prevalent buyer incentives. Both buyer and builder confidence in our markets declined in the second quarter and is reflected in the following statistics:

•

Buyer traffic in the second quarter of 2008 decreased 40 percent compared to the second quarter of 2007. The quality of our traffic, as measured by our traffic conversion rate (the amount of traffic required to generate one sale) fell 10 percent from the prior quarter but improved 9 percent compared to the same quarter one year ago.

•	Cancellation rates in the second quarter of 2008 were 31 percent compared to 25 percent in the second quarter of 2007.

•	Our average weekly sales per community in the second quarter decreased 27 percent from the same quarter in 2007.

Net sales and revenues

Net sales and revenues decreased primarily due to the following:

•

Single-family revenues decreased $149 million during the second quarter of 2008 and $281 million during the first half of 2008. Home closings decreased 18 percent from 1,062 in the second quarter of 2007 to 869 in the current quarter, reflecting the lower level of sales activity in 2007. Home closings decreased 16 percent during the first half of 2008 compared to the first half of 2007. Average selling prices of single-family homes closed decreased 14 percent from $466,000 in the second quarter of 2007 to $399,000 in the current quarter, reflecting pricing pressure due to competitor incentives and discounts. Average selling prices of single-family homes decreased 16 percent during the first half of 2008 compared to the first half of 2007.

•	The second quarter of 2007 included revenue of $49 million from an apartment building sale. There was no comparable sale in 2008.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•

The contribution from single-family home closings decreased $53 million during the second quarter of 2008 compared to 2007 as a result of lower closings and lower average sales prices. This was a 55 percent decrease from the single-family contribution to earnings in the second quarter of 2007. The contribution from single-family home closings decreased $106 million during the first half of 2008 compared to 2007.

•

We recorded $246 million of home building impairment charges in the second quarter of 2008 compared to $12 million of home building impairment charges recorded in the second quarter of 2007. Home building impairment charges for the first half of 2008 totaled $279 million compared to $12 million in the first half of 2007.

•	The apartment building sale contributed $42 million to earnings in the second quarter of 2007.

•

Partnership income decreased $61 million in the second quarter of 2008 compared to 2007, primarily related to investment activities in Weyerhaeuser Realty Investors. The decrease included $57 million of reserves and impairment charges in the second quarter of 2008 compared to $1 million recorded in the second quarter 2007. Partnership income decreased $98 million in the first half of 2008 compared to 2007. The decrease included $76 million of reserves and impairment charges in the first half of 2008 compared to $2 million of reserves and impairment charges in the first half of 2007.

Our Outlook

Excluding second quarter impairments, we expect a comparable loss from Real Estate’s single-family homebuilding operations in the third quarter.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	our international operations, which include timberlands and wood product distribution and converting facilities located outside of North America;

•	governance related corporate support activities and company wide initiatives such as major system and infrastructure deployments;

•	transportation operations including Westwood Shipping Lines and five short line railroads; and

•	pension income (expense) for our forest products businesses.

We may also record one-time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

During the second quarter, we made the following announcements which affect our Corporate and Other segment:

•	The sale of our timberlands, manufacturing operations and distribution business in Australia (closed in July 2008).

•	As part of our ongoing portfolio restructuring, we are exploring strategic alternatives for our shipping line and regional short line railroads.

How We Did in the Second Quarter and First Half of 2008

Here is a comparison of net sales and revenues and contribution to earnings for the 13 and 26-week periods ended June 29, 2008 and July 1, 2007:

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	TWENTY-SIX WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007	JUNE 29, 2008	JULY 1, 2007	2008 VS. 2007
Net sales and revenues	$136	$105	$31	$256	$202	$54

Contribution to earnings	$106	$(44)	$150	$61	$536	$(475)

Comparing 2008 with 2007

In 2008:

Contribution to earnings increased $150 million during the second quarter primarily due to the following:

•

Pretax gains of $101 million from restructuring our joint ventures in Uruguay and $52 million from changes in our postretirement plans for current salaried employees recognized during the second quarter of 2008.

•

Net pension income increased $28 million during the second quarter. Beginning in 2008, net pension income (expense) previously allocated to our Weyerhaeuser operating segments is included in contribution to earnings for the Corporate and Other segment.

•	Charges for legal related matters decreased $21 million.

These increases were partially offset by the following:

•

We recognized pretax charges of $35 million from corporate restructuring activities and $23 million related to the write-off of capitalized interest on impaired Real Estate homebuilding assets during the second quarter of 2008.

•

Foreign exchange gains were $4 million during the second quarter of 2008 compared to $35 million during the second quarter of 2007. Foreign exchange gains and losses result from changes in exchange rates, primarily related to our Canadian operations.

Contribution to earnings decreased $475 million in the first half due primarily to the following:

•	We recognized a pretax gain of $625 million from the Domtar Transaction in the first half of 2007. This gain is included in discontinued operations on our Consolidated Statement of Earnings.

•

We recognized pretax charges of $35 million from corporate restructuring activities and $28 million related to the write-off of capitalized interest on impaired Real Estate homebuilding assets during the first half of 2008.

•	Foreign exchange losses were $7 million during the first half of 2008 compared to a $41 million net gain during the first half of 2007.

These decreases were partially offset by the following:

•

We recognized an estimated pretax gain of $101 million from restructuring our joint ventures in Uruguay and a $52 million gain from changes in our postretirement plans for current salaried employees during the first half of 2008.

•	Net pension income increased $66 million in the first half, excluding the first quarter 2007 loss related to the Domtar Transaction.

•	Share-based compensation expense decreased by $26 million primarily due to a decline in the fair value of our cash-settled awards.

INTEREST EXPENSE

Including Real Estate and discontinued operations, our interest expense incurred was:

•	$141 million during the second quarter and $285 million during the first half of 2008, respectively.

•	$196 million during the second quarter and $355 million during the first half of 2007, respectively. Both periods include $42 million from the early extinguishment of debt.

Interest expense incurred decreased primarily due to reductions in our debt position during 2007.

INCOME TAXES

Our effective income tax rates for continuing operations were:

•	37.5 percent for 2008 and

•	38.1 percent for 2007.

The income tax rate for continuing operations is higher in 2008 than the statutory federal tax rate because we are in a pretax loss situation receiving a tax benefit, and our income tax credits and other permanent tax deductions are increasing the effective rate for continuing operations. In 2007, the income tax rate from continuing operations is higher than the statutory federal tax rate due to the effect of foreign tax rates on foreign earnings and state income taxes, offset by income tax credits and permanent tax deductions.

On May 22, 2008, Congress enacted the Food, Conservation, and Energy Act of 2008 which included timber provisions reducing the capital gains tax rate on qualified timber sales from 35 percent to 15 percent. The provision is effective for one year. Because the Company is in a loss position, we have not recognized a benefit for this provision in the period ended June 29, 2008. However, with the completion of the sale of our Containerboard, Packaging and Recycling business to International Paper, we expect to recognize between $50 and $60 million of tax benefits in the remainder of the year.

There is no tax provision on the gain in Uruguay primarily due to a forestry exemption from income taxes and these assets are considered indefinitely invested.

The total amount of unrecognized tax benefits as of June 29, 2008, decreased by $14 million due to the lapse of applicable statutes of limitation.

The 2007 effective tax rate excludes a $22 million charge for the impairment of goodwill associated with the Canadian distribution business. The goodwill impairment charge is not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charge.

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

In the following discussion, unless otherwise noted, references to 2008 and 2007 are based on the 26-week periods ended June 29, 2008 and July 1, 2007.

WHERE WE GET CASH

We generate cash from sales of our products, from short-term and long-term borrowings and from the issuance of our stock – primarily upon exercise of employee stock options. In recent years, we have also generated cash proceeds from the sale of non-strategic assets.

Cash from operations

Consolidated net cash used by our operations was:

•	$66 million in 2008 and

•	$119 million in 2007.

Comparing 2008 with 2007

Consolidated net cash flows used by our operations for the first half of 2008 decreased $53 million due primarily to the following:

•	Cash we received from customers net of cash paid to employees, suppliers and others decreased approximately $30 million. The following changes were substantially offsetting:

•	2007 cash from operations includes nine weeks of activity related to the operations that were divested in the Domtar Transaction with no comparable activity included in 2008.

•	Sales of wood products and real estate decreased significantly in 2008 due to the continued deterioration of the U.S. housing market.

•	Cash received from sales of pulp and packaging products increased due to favorable market conditions and higher average price realizations.

•	Cash paid to employees, suppliers and others declined, primarily due to overall lower production activity during 2008.

•	Consolidated cash paid for interest and income taxes in 2008 decreased by $111 million as compared to 2007.

Cash from financing

Cash generated from financing activities includes:

•	issuances of long-term debt,

•	net borrowings under revolving lines of credit and

•	proceeds from stock offerings and option exercises.

This section also includes information about our debt-to-total-capital ratio.

Long-term debt

Our net proceeds from the issuance of debt or from borrowings under our available credit facilities were:

•	$791 million in 2008 and

•	$367 million in 2007.

Stock offerings and option exercises

Our cash proceeds from the exercise of stock options were:

•	$3 million in 2008 and

•	$316 million in 2007.

We did not recognize any excess tax benefits from the exercise of stock options during 2008 and recognized $48 million in 2007.

The high volume of stock option exercises in 2007 was primarily due to the price of our common stock reaching record highs during the first quarter.

Debt-to-total-capital ratio

Our debt-to-total-capital ratio, as shown in the table below, was:

•	42.8 percent in 2008 and

•	39.9 percent in 2007.

DEBT-TO-TOTAL-CAPITAL RATIO DETAILS

DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	DECEMBER 30, 2007
Notes payable and commercial paper:
Weyerhaeuser	$164	$54
Real Estate	—	—
Long-term debt:
Weyerhaeuser	6,866	6,566
Real Estate	1,096	775
Capital lease obligations:
Weyerhaeuser	2	3

Total debt	8,128	7,398
Minority Interest:
Weyerhaeuser	15	14
Real Estate	16	23
Deferred income taxes:
Weyerhaeuser	3,419	3,290
Real Estate	(278)	(166)
Shareholders’ interest	7,693	7,981

Total capital	$18,993	$18,540

Debt-to-total-capital ratio	42.8%	39.9%

Assuming the cash and cash equivalents balances of $89 million and $114 million as of June 29, 2008 and December 30, 2007, respectively, had been used to reduce outstanding debt, the consolidated debt-to-total-capital ratio would be:

•	42.5 percent in 2008 and

•	39.5 percent in 2007.

Weyerhaeuser’s investment in our Real Estate business segment was:

•	$1.9 billion as of June 29, 2008 and

•	$2.1 billion as of December 30, 2007.

Excluding that investment – and the Real Estate amounts listed in the table – our debt-to-total-capital ratio was:

•	43.2 percent in 2008 and

•	42.0 percent in 2007.

Cash from Investing

Proceeds from the Sale of Non-strategic Assets

Proceeds received from the sale of non-strategic assets were:

•	$62 million in 2008 and $100 million in 2007 from the sale of certain wood products distribution facilities and

•	$1.35 billion in 2007 from the Domtar Transaction.

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business,

•	repay long-term debt and credit facilities,

•	pay dividends and repurchase our stock and

•	meet our contractual obligations and commercial commitments.

Summary of capital spending by business segment – excluding real estate

We anticipate that our capital expenditures for 2008 – excluding acquisitions and our Real Estate business segment – will range from $400 million to $450 million. However, that range could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

	TWENTY-SIX WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JULY 1, 2007
Timberlands	$32	$33
Wood Products	54	66
Cellulose Fibers	23	67
Fine Paper	—	2
Containerboard, Packaging and Recycling	81	79
Corporate and Other	42	31

	$232	$278

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

As of June, 29, 2008, approximately $1.0 billion of our credit facilities were available for incremental borrowings.

Paying dividends and repurchasing stock

We paid dividends of:

•	$253 million in 2008 and

•	$274 million in 2007.

The decrease in the amount of dividends we paid was due to 25.5 million fewer outstanding common shares, which were cancelled as part of the Domtar Transaction and the repurchase of 7 million common shares in 2007. Our intent, over the economic cycle, is to maintain an annual dividend payout ratio of 20 percent to 30 percent of our operating cash flows.

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

The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. Every year, we review all available information – including returns for the last 23 years – and make the estimate accordingly. The review date for our current expected rate of return was December 30, 2007. The actual return on plan assets in any given year may vary from the expected rate of return.

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

As of December 30, 2007, our discount rate was:

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

Our discount rate is important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$26 million for our U.S. qualified pension plans and

•	$15 million for our Canadian registered pension plans.

Pension and postretirement benefit income/expense for the first half of 2008 was based on the 6.5 percent assumed discount rate for U.S. plans and 5.5 percent for the Canadian plans. In June 2008, we announced plan amendments to the postretirement medical and life insurance plans for U.S. salaried employees. The plan amendments required a remeasurement of the liabilities of those plans. Discount rates of 7.0% and 6.6% were used for the remeasurement. In addition, the August 4th closing of the sale of our Containerboard, Packaging and Recycling business to International Paper will require remeasurerment of the pension and postretirement plans affected by the transaction and the discount rate assumptions will be revised as applicable. The discount rates used will reflect bond rates in effect at the dates of remeasurement.

Contributions made and benefits paid

No changes occurred during the second quarter of 2008 that had a material effect on the information relating to contributions made and benefits paid related to pension and postretirement benefit plans that was provided in our Annual Report on Form 10-K for the year ended December 30, 2007, except as discussed below.

Effects of plan amendments and sale to International Paper

In June 2008, we announced plan amendments to the postretirement medical and life insurance plans for U.S. salaried employees. These amendments will affect the amount of postretirement expense that will be recognized over the second half of 2008. Projected benefit payments will also decrease as a result of the amendments. The sale of our Containerboard, Packaging and Recycling business to International Paper will also affect the amount of expense/income that will be recognized from the date of the closing to the end of the year for the postretirement and pension plans affected by the transaction.

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

Total goodwill was $2.2 billion as of June 29, 2008. This amount includes $1.2 billion related to Containerboard, Packaging and Recycling operations that were sold on August 4, 2008. Our goodwill related to continuing operations as of June 29, 2008 was $931 million. That amount represents approximately 4 percent of our consolidated assets.

Further restructuring activities, economic weakness, sales of operations, or poor operating results, among other factors, could trigger an impairment of goodwill of the wood products reporting units in the future. As of June 29, 2008, the carrying amount of goodwill for the wood products reporting units was $798 million.

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

While we do our best in developing our projections, litigation is still inherently unpredictable, and excessive verdicts occur. Details about our legal exposures and proceedings are discussed in Note 14: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements. These exposures and proceedings are significant. Ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year.

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

Details about our environmental matters are discussed in Note 14: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Product liability matters

We record reserves for contingent product liability matters when it becomes probable we will make financial payment. Determining the amount of reserves we record requires projections of future claims rates and amounts. The hardboard siding reserve is our sole material product liability reserve and is discussed in detail under Note 14: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements.

Depletion

We record depletion – the costs attributed to timber harvested – as trees are harvested.

To calculate our depletion rate, which is updated annually; we:

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during the first half of 2008 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 30, 2007.

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

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

LEGAL PROCEEDINGS

Refer to Note 14 of the Notes to Consolidated Financial Statements of this report.

RISK FACTORS

There have been no significant changes during the first half of 2008 to risk factors presented in the company’s 2007 Annual Report on Form 10-K.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Thursday, April 17, 2008, were:

The election of John Kieckhefer, Arnold Langbo and Charles Williamson to the board of directors.

	For	Against	Abstain
Kieckhefer	130,444,695	55,422,591	2,442,406
Langbo	131,030,457	54,867,480	2,411,755
Williamson	131,064,340	54,829,432	2,415,920

The terms of Debra Cafaro, Donald F. Mazankowski, Nicole W. Piasecki, Steven Rogel, Richard Sinkfield, D. Michael Steuert, James Sullivan and Kim Williams continued after the annual meeting.

	For	Against	Abstain	Broker Non-Votes
Proposal relating to the chairman position	69,453,287	98,792,108	1,846,791	18,217,596
Proposal relating to the approval on an advisory basis the appointment of the independent auditors	183,733,737	2,857,782	1,718,171	—

EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)