Form 10-Q
period 2008-09-28
WEYERHAEUSER CO
filed 2008-11-07
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    ☐  Yes    ☒  No

As of October 31, 2008, 211, 289,154 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 30, 2007. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the 13 and 39-week periods ended September 28, 2008, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: November 6, 2008

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

PART I.	FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
				(REVISED – SEE NOTE 1)
Net sales and revenues:
Weyerhaeuser	$1,778	$2,199	$5,269	$6,735
Real Estate	329	598	1,054	1,644

Total net sales and revenues	2,107	2,797	6,323	8,379

Costs and expenses:
Weyerhaeuser:
Costs of products sold	1,413	1,776	4,330	5,511
Depreciation, depletion and amortization	148	155	439	457
Selling expenses	57	61	173	200
General and administrative expenses	109	143	382	464
Research and development expenses	14	18	49	52
Charges for restructuring (Note 6)	11	16	51	20
Charges for closure of facilities (Note 7)	—	19	83	38
Impairment of goodwill (Note 12)	6	1	11	23
Other operating costs, net (Note 9)	50	5	80	64

	1,808	2,194	5,598	6,829

Real Estate:
Costs and operating expenses	369	451	1,017	1,245
Depreciation and amortization	5	6	14	17
Selling expenses	32	45	105	131
General and administrative expenses	26	26	82	81
Charge for impairment of long-lived assets (Note 10)	226	23	505	35
Other operating income, net	(4)	(1)	(6)	—

	654	550	1,717	1,509

Total costs and expenses	2,462	2,744	7,315	8,338

Operating income (loss)	(355)	53	(992)	41
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(126)	(131)	(384)	(440)
Less: interest capitalized	11	29	56	88
Interest income and other (Note 8)	30	20	160	65
Equity in income of affiliates	10	1	8	—
Real Estate:
Interest expense incurred	(10)	(15)	(36)	(44)
Less: interest capitalized	10	15	36	44
Interest income and other	1	2	2	6
Equity in income of unconsolidated entities	14	13	15	46
Impairments and other investment-related charges (Note 10)	(6)	(3)	(81)	(5)

Loss from continuing operations before income taxes	(421)	(16)	(1,216)	(199)
Income taxes	221	11	574	80

Loss from continuing operations	(200)	(5)	(642)	(119)
Discontinued operations, net of income taxes (Note 3)	480	106	678	972

Net earnings	$280	$101	$36	$853

Basic earnings (loss) per share (Note 4):
Continuing operations	$(0.94)	$(0.02)	$(3.04)	$(0.54)
Discontinued operations	2.27	0.49	3.21	4.38

Net earnings	$1.33	$0.47	$0.17	$3.84

Diluted earnings (loss) per share (Note 4):
Continuing operations	$(0.94)	$(0.02)	$(3.04)	$(0.54)
Discontinued operations	2.27	0.49	3.21	4.38

Net earnings	$1.33	$0.47	$0.17	$3.84

Dividends paid per share	$0.60	$0.60	$1.80	$1.80

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	SEPTEMBER 28, 2008	DECEMBER 30, 2007
ASSETS
Weyerhaeuser:
Current assets:
Cash and cash equivalents	$4,096	$78
Short-term investments	701	—
Receivables, less allowances of $8 and $3	658	651
Inventories (Note 11)	712	795
Prepaid expenses	113	164
Deferred tax assets	164	132
Current assets held for sale (Note 3)	21	1,194

Total current assets	6,465	3,014
Property and equipment, less accumulated depreciation of $6,444 and $6,317	4,021	4,112
Construction in progress	121	289
Timber and timberlands at cost, less depletion charged to disposals	4,041	3,769
Investments in and advances to equity affiliates	196	285
Goodwill (Note 12)	919	947
Deferred pension and other assets (Note 14)	2,259	2,446
Restricted assets held by special purpose entities	914	916
Noncurrent assets held for sale (Note 3)	10	4,248

	18,946	20,026

Real Estate:
Cash and cash equivalents	3	21
Receivables, less discounts and allowances of $3 and $2	84	63
Real estate in process of development and for sale	860	1,270
Land being processed for development	1,453	1,622
Investments in unconsolidated entities	41	58
Other assets	615	473
Consolidated assets not owned	214	273

	3,270	3,780

Total assets	$22,216	$23,806

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	SEPTEMBER 28, 2008	DECEMBER 30, 2007
LIABILITIES AND SHAREHOLDERS’ INTEREST
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper	$—	$54
Current maturities of long-term debt	880	507
Accounts payable	449	586
Accrued liabilities (Note 13)	2,211	957
Current liabilities held for sale (Note 3)	4	503

Total current liabilities	3,544	2,607
Long-term debt	5,440	6,059
Deferred income taxes	2,683	2,554
Deferred pension, other postretirement benefits and other liabilities (Note 14)	1,235	1,657
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	764	765
Noncurrent liabilities held for sale (Note 3)	—	748
Commitments and contingencies (Note 16)

	13,666	14,390

Real Estate
Notes payable and commercial paper	2	—
Long-term debt	501	775
Other liabilities	334	432
Consolidated liabilities not owned	108	228
Commitments and contingencies (Note 16)

	945	1,435

Total liabilities	14,611	15,825

Shareholders’ interest:
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,288,512 and 209,546,474 shares	264	262
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 0 and 1,600,110 shares (Note 4)	—	109
Other capital (Note 4)	1,764	1,609
Retained earnings	4,670	5,014
Cumulative other comprehensive income (Note 15)	907	987

Total shareholders’ interest	7,605	7,981

Total liabilities and shareholders’ interest	$22,216	$23,806

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
	CONSOLIDATED		WEYERHAEUSER		REAL ESTATE
	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Cash flows from operations:
Net earnings (loss)	$36	$853	$503	$739	$(467)	$114
Noncash charges (credits) to income:
Depreciation, depletion and amortization	516	753	502	736	14	17
Deferred income taxes, net	(837)	(159)	(643)	(172)	(194)	13
Pension and other postretirement benefits (Note 14)	(137)	(3)	(136)	(6)	(1)	3
Share-based compensation expense	46	41	43	37	3	4
Reclass of excess tax benefits from share-based payment arrangements to financing	—	(51)	—	(48)	—	(3)
Equity in income of affiliates and unconsolidated entities	(22)	(52)	(6)	(5)	(16)	(47)
Charges for impairment of assets (Note 7, 9,10, and 12)	726	128	140	88	586	40
Net gains on disposition of assets and operations (Notes 3 and 9)	(1,409)	(669)	(1,409)	(669)	—	—
Loss on early extinguishment of debt	—	45	—	45	—	—
Gain on restructuring Uruguay joint ventures (Note 8)	(101)	—	(101)	—	—	—
Increase to environmental liability reserves (Note 16)	17	—	17	—	—
Foreign exchange transaction (gains) losses (Note 9)	21	(39)	21	(39)	—	—
Decrease (increase) in working capital, net of acquisitions and divestitures:
Receivables	(43)	(193)	(11)	(264)	(32)	71
Inventories, real estate and land	158	(241)	30	15	128	(256)
Prepaid expenses	56	(29)	59	(31)	(3)	2
Accounts payable and accrued liabilities	1,026	(229)	1,063	(155)	(37)	(74)
Deposits on land positions	(38)	(38)	—	—	(38)	(38)
Intercompany advances(1)	—	—	—	—	(213)	(263)
Other	(163)	(31)	(157)	(2)	(6)	(29)

Cash from operations	(148)	86	(85)	269	(276)	(446)

Cash flows from investing activities:
Property and equipment	(295)	(446)	(282)	(430)	(13)	(16)
Timberlands reforestation	(36)	(32)	(36)	(32)	—	—
Acquisition of timberlands	(147)	(97)	(147)	(97)	—	—
Acquisition of a business and facilities – net of cash acquired	—	(38)	—	—	—	(38)
(Investments in and advances to) or distributions from equity affiliates	(46)	21	8	6	(54)	15
Restructuring Uruguay joint ventures, net (Note 8)	(23)	—	(23)	—	—	—
Proceeds from sale of assets	45	70	45	70	—	—
Proceeds from sale of operations (Note 3)	6,413	1,457	6,413	1,457	—	—
Purchase of short-term investments	(701)	—	(701)	—	—	—
Intercompany advances(1)	—	—	(444)	87	—	—
Other	13	3	13	3	—	—

Cash from investing activities	5,223	938	4,846	1,064	(67)	(39)

Cash flows from financing activities:
Issuances of debt	—	451	—	451	—	—
Notes, commercial paper borrowings and revolving credit facilities, net	(480)	475	(279)	180	(201)	295
Cash dividends	(380)	(404)	(380)	(404)	—	—
Payments on debt	(199)	(1,611)	(97)	(1,610)	(102)	(1)
Exercises of stock options	4	319	4	319	—	—
Excess tax benefits from share-based payment arrangements	—	51	—	48	—	3
Repurchase of common stock	—	(463)	—	(463)	—	—
Intercompany advances(1)	—	—	—	—	657	176
Other	(32)	(5)	(3)	(5)	(29)	—

Cash from financing activities	(1,087)	(1,187)	(755)	(1,484)	325	473

Net change in cash and cash equivalents	3,988	(163)	4,006	(151)	(18)	(12)
Cash and cash equivalents at beginning of period(2)	114	243	93	223	21	20

Cash and cash equivalents at end of period(2)	$4,102	$80	$4,099	$72	$3	$8

Cash paid (received) during the year for:
Interest, net of amount capitalized	$391	$415	$391	$415	$—	$—

Income taxes	$13	$104	$(9)	$(206)	$22	$310

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

SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007

NOTE 1: BASIS OF PRESENTATION

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities that we control, including:

•	majority-owned domestic and foreign subsidiaries and

•	variable interest entities in which we are the primary beneficiary.

They do not include our intercompany transactions and accounts, which are eliminated.

We account for investments in and advances to unconsolidated equity affiliates using the equity method, with taxes provided on undistributed earnings unless indefinitely invested. This means that we generally record earnings and accrue taxes in the period that the earnings are recognized by our unconsolidated equity affiliates.

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

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year for consistency with our 2008 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or shareholders’ interest. Note 3: Discontinued Operations and Assets Held for Sale provides a summary of the results of discontinued operations and the balances and results associated with discontinued operations.

REVISION OF RESULTS FOR THE 39-WEEK PERIOD ENDED SEPTEMBER 30, 2007

We have revised our results for the 39-week period ended September 30, 2007 from amounts that were reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2007. The revision reflects a first quarter 2007 adjustment to reduce the net gain on the Domtar Transaction by $35 million after taxes. This adjustment is included in discontinued operations on the Consolidated Statement of Earnings.

NOTE 2: ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES WE IMPLEMENTED IN 2008

Fair Value Measurements for Financial Assets and Financial Liabilities

Statement 157 – Statement of Financial Accounting Standards No. 157, Fair Value Measurements – was adopted for financial assets and financial liabilities in the first quarter of 2008. Issued by the FASB in September 2006, Statement 157:

•	provides a common definition of fair value,

•	establishes a framework for measuring fair value in generally accepted accounting principles and

•	expands disclosures about fair value instruments.

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

Fair Value Measurements for Non-Financial Assets and Non-Financial Liabilities

As discussed above, Statement 157 will be effective for certain non-financial assets and non-financial liabilities in the first quarter of our fiscal year 2009. Assets and liabilities that are measured at fair value, but for which we have not yet applied the provisions of Statement 157 include:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment,

•	reporting units measured at fair value in the first step of a goodwill impairment test,

•	non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment assessment and

•	asset retirement obligations initially measured at fair value.

Statement 157 will be applicable to future fair value measurements associated primarily with impairment assessments. We expect the adoption of Statement 157 will not have a material effect on our financial position, results of operation or cash flows, but may require additional disclosures. As disclosed in these financial statements we have recognized significant impairments in 2008 and future economic events and decisions may trigger additional impairments in the future.

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

We expect the adoption of Statement 160 will not have a material effect on our financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

Statement 161 – Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 – takes effect in the first quarter of our fiscal year 2009. Statement 161:

•	requires qualitative disclosures about objectives and strategies for using derivatives,

•	requires quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and

•	requires disclosures about credit-risk-related contingent features in derivative agreements.

We expect the adoption of Statement 161 will not have a material effect on our financial statement disclosures.

Determining the Useful Life of Intangible Assets

FSP 142-3 – FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets – takes effect in the first quarter of our fiscal year 2009. FSP 142-3:

•	provides guidance on estimating the useful life of recognized intangible assets,

•	requires consideration of all pertinent factors, including historical experience, when estimating the useful life of intangible assets and

•	establishes additional disclosure requirements related to accounting for intangible assets.

We expect the adoption of FSP 142-3 will not have a material effect on our financial position, results of operations and disclosures.

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Our discontinued operations for the 13 and 39-week periods ended September 28, 2008 include the Containerboard, Packaging and Recycling business and our Australian operations. In addition to these operations, discontinued operations for the 39-week period ended September 30, 2007 include nine weeks of operations of the Fine Paper Business and related assets that were divested as part of the Domtar Transaction in March 2007.

The following table summarizes the U.S. dollar components of net sales and net earnings from discontinued operations:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Net sales	$514	$1,349	$3,301	$4,555

Income from operations	28	171	331	432
Interest expense	—	—	(1)	(18)
Equity in income of affiliates	1	4	5	5
Income tax expense	(13)	(69)	(121)	(164)

Earnings from operations	16	106	214	255

Pretax gain on divestiture and sales	1,379	—	1,379	625
Income tax (expense) benefit	(915)	—	(915)	92

Net gain on divestiture and sales (after-tax)	464	—	464	717

Net earnings from discontinued operations	$480	$106	$678	$972

Results of discontinued operations:

•	exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments,

•	include an allocation of net pension income and

•	include interest expense only if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction.

Discontinued operations related to Containerboard, Packaging and Recycling do not include any allocation of interest expense; however, discontinued operations related to our Australian operations and the Fine Paper Business and related assets include interest expense.

The following table shows carrying values for assets and liabilities classified as assets held for sale as of September 28, 2008 and December 30, 2007. Assets held for sale as of both September 28, 2008 and December 30, 2007 include assets of the Trus Joist® Commercial division. In addition, assets held for sale as of December 30, 2007 include assets of the Containerboard, Packaging and Recycling operations and our Australian operations.

Carrying Value of Assets and Liabilities Classified as Assets Held for Sale:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	DECEMBER 30, 2007
Assets
Cash and cash equivalents	$3	$15
Receivables, less allowances	8	682
Inventories	10	460
Prepaid expenses	—	13
Deferred tax assets	—	24

Total current assets	21	1,194

Property and equipment, net	10	2,706
Construction in progress	—	152
Investments in and advances to equity affiliates	—	71
Goodwill	—	1,260
Deferred pension and other assets	—	59

Total noncurrent assets	10	4,248

Total assets	$31	$5,442

Liabilities
Accounts payable	$2	$283
Accrued liabilities	2	220

Total current liabilities	4	503

Deferred income taxes	—	736
Deferred pension, other postretirement benefits, and other liabilities	—	12

Total noncurrent liabilities	—	748

Total liabilities	$4	$1,251

SALE OF CONTAINERBOARD, PACKAGING AND RECYCLING BUSINESS

On August 4, 2008, we sold our Containerboard, Packaging, and Recycling business to International Paper Company. The following operating assets were included as part of the transaction:

•	nine containerboard mills with total capacity of 6.3 million tons,

•	72 packaging locations with total capacity of 99.4 billion square feet,

•	10 specialty packaging plants,

•	four kraft bag and sack locations with a total capacity of 199,000 tons and

•	19 recycling facilities.

The Containerboard, Packaging and Recycling assets were classified as assets held for sale and depreciation of the assets was suspended as of March 15, 2008, the date the purchase and sale agreement was signed.

We received $6 billion in proceeds from the sale of the Containerboard, Packaging and Recycling business in the third quarter of 2008. We used $1.4 billion of the proceeds to pay down outstanding debt. The remaining proceeds are invested in money market funds and are classified as cash and cash equivalents and short-term investments in the accompanying consolidated balance sheet. As of September 28, 2008, the short-term investments consist of investments in the Reserve Primary Fund where redemptions have been delayed. These investments are carried at cost, which approximates fair value.

We recognized a $1.17 billion pretax gain in the Corporate and Other segment and recorded tax expense of $869 million, resulting in a net gain of $303 million on the transaction. The overall tax rate on the gain is high primarily due to the write-off of approximately $1.25 billion of goodwill in connection with the sale. Goodwill is not deductible for income tax purposes and no tax benefit has been recognized on the write-off of goodwill.

The gain recognized in the third quarter of 2008 does not include an adjustment for pension settlements that will be triggered in the fourth quarter as lump sum payouts are elected. The amount of the settlement adjustment cannot be determined until all payments are made and the pension assets and obligations are remeasured as of the date the settlement is triggered. The finalization of these and other matters may result in additional adjustments to the gain in future periods.

SALE OF AUSTRALIAN OPERATIONS

In July 2008, we sold the manufacturing operations and the distribution business of our Weyerhaeuser Australia Group and our 50 percent interest in the Green Triangle Forest Products timberlands business as part of two separate transactions.

The following assets were sold in these transactions:

•	Pine Solutions Australia – selling and distribution operations;

•	Weyerhaeuser Australia – two sawmills and associated operations; and

•

Green Triangle Forest Products – two sawmills, a pine moulding operation, an export chip business, and timberlands operations including approximately 20,000 hectares (approximately 50,000 acres) of plantation pine forest.

The Australian assets were classified as assets held for sale and depreciation of the assets was suspended as of June 19, 2008, the date the transactions were approved by our board of directors.

We received aggregate cash proceeds of $338 million from these transactions during the third quarter of 2008. Of these proceeds, $302 million is included as proceeds from sale of operations and $36 million is included in distributions from equity affiliates in the accompanying consolidated statement of cash flows. We recognized a $217 million pretax gain in the Corporate and Other segment and recorded tax expense of $59 million, resulting in a net gain of $158 million on the transactions.

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

We also received $1.35 billion of cash proceeds in connection with the Domtar Transaction. We received a private letter ruling from the Internal Revenue Service regarding the Domtar Transaction, and in accordance with the ruling, the $1.35 billion of cash proceeds received were required to be used to pay down debt. Interest expense included in discontinued operations primarily reflects an estimate of interest expense related to the debt that was repaid with the proceeds from the transaction.

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

•	Cellulose Fibers – five cellulose fiber manufacturing facilities with total capacity of 0.8 million tons;

•	Wood Products – one sawmill with a capacity of 160 million board feet; and

•	Timberlands – forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

Also included in the Fine Paper and related assets divested were:

•	the Prince Albert, Saskatchewan pulp and paper facility that we closed in the first quarter of 2006; and

•	sawmills in Big River and Wapawekka, Saskatchewan that were closed in the third quarter of 2006.

We recognized a $625 million pretax gain in the Corporate and Other segment and recorded $92 million in tax benefits for the 39-week period ended September 30, 2007. The U.S. portion of the transaction resulted in a gain that was not taxable while the Canadian portion of the transaction resulted in a net loss for which we recognized a tax benefit in the first quarter of 2007.

SALE OF BUILDING PRODUCTS DISTRIBUTION CENTERS

In the second quarter of 2007, we sold our Canadian building products distribution facilities. We recognized pretax charges in the 39-week period ended September 30, 2007, of which $38 million was in connection with the sale of the Canadian distribution facilities, including $22 million for the impairment of goodwill.

Through the third quarter of 2008, we also have sold six U.S. distribution facilities. Net losses of $2 million and $6 million were recognized on the sale of these facilities in the 13 and 39-week periods ended September 28, 2008, respectively. The net losses include charges for goodwill impairment of $2 million and $5 million in the 13 and 39-week periods, respectively.

We received net cash proceeds of approximately $62 million in the 39-week period ended September 28, 2008 and approximately $100 million in the 39-week period ended September 30, 2007, in connection with the sale of these distribution centers. We continue to sell wood products through many of these distribution centers. As a result of this continuing involvement, the operations of these facilities have not been included in discontinued operations in the accompanying consolidated financial statements.

TRUS JOIST® COMMERCIAL DIVISION

On October 10, 2008, we announced we had signed a non-binding letter of intent to sell our Trus Joist® Commercial division, which had year-to-date 2008 sales of approximately $65 million, to Atlas Holdings. The transaction is expected to be completed during the fourth quarter of 2008. These assets, reported in our Wood Products segment, met the specific accounting requirements of assets held for sale as of September 28, 2008.

The following operating assets are expected to be included as part of the transaction:

•	four manufacturing plants and

•	13 sales and engineering offices.

In the third quarter of 2008, we recognized a pretax charge of $27 million for the impairment of operating assets and $6 million for the impairment of goodwill associated with the Trus Joist® Commercial division.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

This note provides details about how we calculate basic and diluted net earnings per share, and our shares with an anti-dilutive effect.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common and exchangeable shares.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common and exchangeable shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

Components of Our Basic and Diluted Earnings per Share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Loss from continuing operations	$(200)	$(5)	$(642)	$(119)
Earnings from discontinued operations	480	106	678	972

Net earnings available for common and exchangeable shareholders	$280	$101	$36	$853

Weighted average outstanding shares of common and exchangeable stock (basic)	211,284	215,154	211,247	222,028
Dilutive effect of share-based awards	—	—	—	—

Common and exchangeable stock and stock equivalents (diluted)	211,284	215,154	211,247	222,028

Basic earnings (loss) per share:
Continuing operations	$(0.94)	$(0.02)	$(3.04)	$(0.54)
Discontinued operations	2.27	0.49	3.21	4.38

Net earnings	$1.33	$0.47	$0.17	$3.84

Diluted earnings (loss) per share:
Continuing operations	$(0.94)	$(0.02)	$(3.04)	$(0.54)
Discontinued operations	2.27	0.49	3.21	4.38

Net earnings	$1.33	$0.47	$0.17	$3.84

The decrease in the basic weighted average number of shares outstanding from 2007 to 2008 reflects:

•	the cancellation of 25,490,194 shares as part of the Domtar Transaction in March 2007; and

•	the repurchase of 6,999,400 shares during 2007.

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share for the 13 and 39-week periods ended September 28, 2008 and September 30, 2007 due to the company’s net loss from continuing operations. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
SHARES IN THOUSANDS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Stock options	10,580	8,949	10,244	9,075
Performance share units	232	285	255	399
Restricted stock units	731	543	729	550

During the second quarter of 2008 all remaining exchangeable shares were exchanged for common shares. Balances related to exchangeable shares have been reclassified into common shares (at par value) and other capital on the accompanying consolidated balance sheet.

NOTE 5: SHARE-BASED COMPENSATION

In the 39 weeks ended September 28, 2008, we granted 1,900,855 stock options, 131,844 stock appreciation rights and 455,669 restricted stock units.

The weighted average exercise price of the stock options granted in the first 39 weeks of 2008 was $62.05.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted During the First 39 Weeks of 2008

10-YEAR OPTIONS
Expected volatility	30.84%
Expected dividends	3.87%
Expected term (in years)	5.92
Risk-free rate	3.20%
Weighted average fair value	$13.74

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 28, 2008.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of September 28, 2008

SEPTEMBER 28, 2008
Expected volatility	34.64%
Expected dividends	3.85%
Expected term (in years)	3.41
Risk-free rate	2.64%
Weighted average fair value	$11.15

The weighted average fair value of the restricted stock units granted in the 39 weeks ended September 28, 2008 was $63.54. The post-termination vesting provisions for restricted stock units granted in 2008 differed from previous grants by allowing for immediate or continued vesting of awards in the event of death, disability, job elimination or retirement, including early retirement. As a result, the expense associated with certain of the restricted stock units granted in 2008 will be recognized over a required service period that is less than the stated four-year vesting period.

NOTE 6: CHARGES FOR RESTRUCTURING

Weyerhaeuser charges for restructuring include the following costs recognized in connection with business restructuring and overall cost reduction efforts:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Termination benefits	$10	$16	$50	$21
Less: Discontinued operations (charges) credits	1	—	1	(1)

	$11	$16	$51	$20

The charges recognized in the 13 and 39-week periods ended September 28, 2008 are primarily related to corporate restructuring activities. The charges recognized in both the 13 and 39-week periods ended September 30, 2007 included the restructuring of an administration facility in Kamloops, British Columbia covering various business functions.

Changes in Our Accrued Termination Benefits Related to Restructuring During the 39-week Period Ended September 28, 2008

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 30, 2007	$31
Charges	50
Payments	(25)

Accrued severance as of September 28, 2008	$56

The majority of the accrued severance balance as of September 28, 2008 is expected to be paid by the end of 2009.

NOTE 7: CHARGES FOR CLOSURE OF FACILITIES

Weyerhaeuser incurred the following charges for the curtailment and closure of facilities:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Asset impairment charges	$2	$9	$51	$19
Termination benefits	—	9	36	19
Other closure costs	2	2	12	9
Reversal of closure charges recorded in prior periods	(4)	(1)	(5)	(2)

	—	19	94	45
Less discontinued operations	—	—	(11)	(7)

	$—	$19	$83	$38

The charges recognized during the 39-week period ended September 28, 2008, include asset impairment charges and severance costs related primarily to the curtailments and closures of an oriented strand board plant, two lumber mills, and a plywood mill, as well as additional costs recognized in connection with previously announced Wood Products closures. They also include charges related to the closures of two box plants, which are reported as discontinued operations.

The charges recognized in 2007 include asset impairment charges and severance costs related primarily to the curtailments and closures of an engineered I-Joist plant, a veneer lathe, two lumber mills, and an oriented strand board plant, as well as additional costs recognized in connection with previously announced mill closures.

Other closure costs include costs of demolishing plant and equipment, gain or loss on disposition of assets, environmental clean-up and general costs to wind down operating facilities.

Changes in Accrued Termination Benefits Related to Facility Closures During the 39-week Period Ended September 28, 2008.

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 30, 2007	$53
Charges	36
Payments	(65)
Other adjustments	(3)

Accrued severance as of September 28, 2008	$21

The majority of the accrued severance balance as of September 28, 2008 is expected to be paid by the end of 2009.

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

Including both the forestlands acquired in the partitioning and additional forestlands owned by a separate wholly-owned subsidiary, we own a total of 149,000 hectares (approximately 369,000 acres) of forestlands in Uruguay.

These assets and the results of their operations were consolidated in the accompanying financial statements as of April 2008. The restructuring resulted in the recognition of a $101 million non-cash gain for financial accounting purposes and is classified in interest income and other in the accompanying consolidated statement of earnings. There is no tax provision on the gain primarily due to a forestry exemption from income taxes and the assets are considered indefinitely invested. The gain, which was based on preliminary values and is subject to adjustment, was recognized in the second quarter of 2008 and is reported in the Corporate and Other segment.

NOTE 9: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	exclude our Real Estate operations,

•	include both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Various Income and Expense Items Included in Weyerhaeuser Other Operating Costs, Net

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Gain on the sale of Containerboard, Packaging & Recycling operations (Note 3)	$(1,173)	$—	$(1,173)	$—
Gain on the sale of Australian operations (Note 3)	(211)	—	(211)	—
Gain on the Domtar Transaction (Note 3)	—	—	—	(625)
Gain from change in post-retirement benefits (Note 14)	—	—	(52)	—
Gain on disposition of assets	(5)	(11)	(19)	(42)
Asset impairment charges other than for closures	50	—	78	46
Charges for environmental remediation reserve (Note 16)	1	—	18	—
Net charges (reversals) related to legal matters	(5)	(36)	25	4
Foreign exchange (gains) losses, net	13	(3)	21	(39)
Other, net	20	6	(6)	10

	(1,310)	(44)	(1,319)	(646)
Less: discontinued operations	1,360	49	1,399	710

	$50	$5	$80	$64

The total pretax gain on the sale of our Australian operations was $217 million; $211 million was recorded in other operating expenses and $6 million was recorded in equity in income of affiliates. The full $217 million is presented on the consolidated statement of earnings as earnings from discontinued operations, net of taxes.

Weyerhaeuser asset impairment charges during the third quarter and year-to-date 2008 relate primarily to held-for-sale assets of the Trus Joist® Commercial division in Wood Products and capitalized interest on Real Estate projects that are impaired. Year-to-date 2007 includes pretax charges of $37 million related to Wood Products facilities that had been offered for sale.

Foreign exchange (gains) losses result from changes in exchange rates, primarily related to Weyerhaeuser’s Canadian and New Zealand operations

NOTE 10: REAL ESTATE ASSET IMPAIRMENTS AND OTHER INVESTMENT-RELATED CHARGES

We review our long-lived assets and investments each quarter to determine if they are properly recorded. These assets are stated at cost unless events or circumstances trigger an impairment review. If a triggering event occurs and the asset’s carrying amount is not recoverable, we record an impairment loss, which is the difference between the asset’s book value and fair value. The determination of fair value is based on appraisals and market pricing of comparable assets when that information is available, or the discounted value of estimated future net cash flows from these assets.

During 2008, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, increase customer incentives, or reassess the recoverability of our investments, which triggered impairment charges. Write downs of impaired assets are recorded as adjustments to the cost basis of inventory and investments.

Total Real Estate Impairment and Other Investment-Related Charges

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Impairment charges for long-lived assets	$226	$23	$505	$35
Impairment and other investment-related charges	6	3	81	5
Write-off of pre-acquisition costs	3	1	16	3

	$235	$27	$602	$43

Impairment charges for long-lived assets relate to homebuilding operations. Impairment and other investment-related charges relate to loans and investments in unconsolidated entities. Impairment and other investment-related charges for the 39-week periods ended September 28, 2008 and September 30, 2007 include allowances and impairment charges of $68 million and $5 million, respectively. 2008 also includes a $13 million charge related to an accrual for potential refunds of management fee income.

Charges for the write-off of pre-acquisition costs are recorded in Real Estate costs and operating expenses in the accompanying consolidated statement of earnings.

In addition to these impairment charges, Weyerhaeuser has recognized charges for the impairment of interest that was previously capitalized on Real Estate assets of $19 million and $47 million for the 13 and 39-week periods ended September 28, 2008, respectively. These charges are classified as Weyerhaeuser other operating costs in the accompanying consolidated statement of earnings. Refer to Note 9: Other Operating Costs, Net for additional information.

NOTE 11: INVENTORIES

Weyerhaeuser inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	DECEMBER 30, 2007
Logs and chips	$37	$69
Lumber, plywood, panels and engineered lumber	270	346
Pulp and paper	105	99
Containerboard and packaging	—	235
Other products	157	191
Materials and supplies	153	315

	722	1,255
Less: assets held for sale	(10)	(460)

	$712	$795

NOTE 12: GOODWILL

Goodwill is the purchase price minus the fair value of net assets we’ve acquired through business acquisitions and combinations. This note includes information about changes in the carrying amount of our goodwill.

Changes in the Carrying Amount of Goodwill

DOLLAR AMOUNTS IN MILLIONS	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	CONTAINERBOARD, PACKAGING, AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 30, 2007	$40	$813	$93	$1,245	$16	$2,207
Less: assets held for sale	—	—	—	(1,245)	(15)	(1,260)

Balance as of December 30, 2007, excluding assets held for sale	40	813	93	—	1	947
Impairment of goodwill	—	(11)	—	—	—	(11)
Effect of foreign currency translation and other adjustments	—	(16)	—	—	(1)	(17)

Balance as of September 28, 2008	$40	$786	$93	$—	$—	$919

As discussed in Note 3: Discontinued Operations and Assets Held for Sale, impairments of goodwill in 2008 relate to certain U.S. wood products distribution facilities and the Trus Joist® Commercial division. In 2007, we recognized $22 million of goodwill impairment in connection with the sale of our Canadian distribution facilities.

NOTE 13: ACCRUED LIABILITIES

Weyerhaeuser’s accrued liabilities were $2.2 billion as of September 28, 2008. They include payroll, income taxes, Social Security taxes, real and personal property taxes, interest and other items.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	DECEMBER 30, 2007
Payroll – wages and salaries, incentive awards, retirement and vacation pay	$435	$588
Accrued Income Taxes	1,330	33
Taxes – Social Security and real and personal property	43	63
Interest	68	130
Other	337	363

	2,213	1,177
Less: discontinued operations	(2)	(220)

	$2,211	$957

Accrued income taxes increased from December 30, 2007 mainly due to the taxes on the gain from the sale of our Containerboard, Packaging and Recycling business to International Paper. Refer to Note 3: Discontinued Operations and Assets Held for Sale for additional information about the sale of our Containerboard, Packaging and Recycling business.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We recognized net pension and other postretirement benefit credits of $3 million and $77 million during the 13 and 39-week periods ended September 28, 2008, respectively, compared to net pension and other postretirement credits of $6 million and cost of $51 million in the 13 and 39-week periods ended September 30, 2007, respectively. The components of net periodic benefit (credits) costs are:

	PENSION
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Service cost	$19	$29	$79	$94
Interest cost	73	65	224	205
Expected return on plan assets	(141)	(124)	(428)	(386)
Amortization of loss (gain)	(8)	(2)	(18)	1
Amortization of prior service costs	6	8	23	25
Loss (gain) due to curtailment, settlement and special termination benefits, net	58	(3)	59	52

	$7	$(27)	$(61)	$(9)

	OTHER POSTRETIREMENT BENEFITS
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Service cost	$1	$5	$11	$14
Interest cost	13	12	45	39
Amortization of loss	6	6	15	18
Amortization of prior service credits	(30)	(2)	(35)	(6)
Gain due to curtailment, settlement and special termination benefits, net	—	—	(52)	(5)

	$(10)	$21	$(16)	$60

PENSION BENEFITS

As part of the sale of our Containerboard, Packaging and Recycling business to International Paper in the third quarter of 2008, one of our qualified pension plans was transferred to and assumed by International Paper. We also remeasured the assets and obligations of all of our U.S. pension plans in connection with the transaction. The pension plans are typically remeasured at fiscal year end and at January 1 unless a significant event occurs that requires remeasurement. Refer to Note 3: Discontinued Operations and Assets Held for Sale for additional information about the transaction.

The net effect of the sale of the Containerboard, Packaging and Recycling business and plans’ remeasurements at January 1 and the transaction measurement date was as follows:

•

We recognized a $59 million charge in the third quarter of 2008 for settlement of the qualified pension plan that was transferred to International Paper and other plan curtailments and special termination benefits related to the transaction. This charge is included in the net gain on the sale of the Containerboard, Packaging and Recycling business and is presented in discontinued operations in the accompanying consolidated statement of earnings.

•

The net funded status of our U.S. qualified pension plans, which is reflected as pension assets on the accompanying consolidated balance sheet, was reduced by $346 million. The fair value of the plans’ assets declined by more than the plans’ liabilities which were reduced in connection with the sale transaction. The net reduction in the funded status includes a net actuarial loss of $325 million generated by the remeasurements of the assets and liabilities of all of our U.S. qualified pension plans, an increase in liability of $23 million for negotiated plan amendments, and a net increase in funded status of $2 million resulting from the sale of our Containerboard, Packaging and Recycling business.

•	Non-qualified pension liabilities increased by $19 million due to the remeasurements of the plans’ liabilities.

•	Net deferred tax liabilities decreased by $109 million.

•

Shareholders’ interest decreased by $197 million for changes in accumulated other comprehensive income, reflecting the net effect of the items discussed above. Amounts deferred in accumulated other comprehensive income will be amortized into net periodic pension cost (credits) in future periods.

The discount rate used to remeasure the pension plans’ liabilities was changed from a rate of 6.5 percent at December 30, 2007 and January 1, 2008, to rates reflective of current bond rates on the remeasurement date for the transaction. A discount rate of 7.2 percent was used as of July 31, 2008. The discount rate assumed to value lump sum benefits was unchanged at 5.5 percent. There was no change to the expected rate of return assumption.

This transaction and the subsequent remeasurement resulted in an increase in the amount of pension income that is being recognized from August 4, 2008 to the end of the year.

The loss due to curtailment, settlement and special termination benefits, net for the 39-weeks ended September 30, 2007, is primarily related to the Domtar Transaction, which included the transfer of four Canadian pension plans. This loss is recorded as part of the net gain on the Domtar Transaction and is presented in discontinued operations. Refer to Note 3: Discontinued Operations and Assets Held for Sale for additional information about the Domtar Transaction.

Beginning in first quarter 2008, normal net pension (income) expense for Weyerhaeuser is recorded in the Corporate and Other segment. See additional discussion in Note 17: Business Segments.

OTHER POSTRETIREMENT BENEFITS

During the second quarter of 2008, we announced amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduce or eliminate certain medical and life insurance benefits that are available to both past and present employees. These changes reduce amounts that we expect to pay in the future to fund the benefit plans and resulted in a significant decrease in our postretirement liabilities. Some of this reduction is recognized in earnings immediately in the form of a curtailment gain and pertains to the elimination of benefits for those employees who do not meet specified eligibility requirements. The remainder of the benefit is deferred in accumulated other comprehensive income, a component of shareholders’ interest, and will be recognized as part of our net periodic postretirement (benefit) expense through 2009.

The net effect of the plan amendments and the remeasurements was as follows:

•	A curtailment gain of $52 million was recognized in the second quarter of 2008 for full recognition of the pre-existing prior service credit.

•

Postretirement liabilities were reduced by $365 million. This includes a reduction in the plans’ liabilities of $318 million for the plan amendments, an actuarial gain of $29 million generated by the remeasurement of the plans’ liabilities at January 1, 2008 and an actuarial gain of $18 million generated by the change in discount rates at remeasurement on June 29, 2008.

•	Net deferred tax liabilities increased by $127 million.

•	Shareholders’ interest increased by $186 million for changes in accumulated other comprehensive income, reflecting the net effect of the items discussed above.

The discount rate used to remeasure the postretirement plans’ liabilities was changed from a rate of 6.5 percent at December 30, 2007 and January 1, 2008, to rates reflective of current bond rates on the date of remeasurement for the plan amendments. A rate of 7.0 percent was used to measure the elimination of medical plan benefits for current employees who will not meet eligibility requirements by January 1, 2010 and a rate of 6.6 percent was used to measure the ongoing plan benefits, as amended, for those employees and retirees who meet the eligibility requirements.

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

During the third quarter of 2008, the sale of our Containerboard, Packaging and Recycling business triggered the remeasurement of the postretirement benefit plans for U.S. hourly employees. These liabilities were previously remeasured at January 1, 2008. The remeasurement of liabilities for the transaction reflected both a change in the discount rate and the curtailment of future benefits for employees that transferred to International Paper who were not eligible for these benefits at their date of transfer. The net effect of the remeasurements resulted in a $13 million reduction in our postretirement liabilities and a corresponding increase in accumulated other comprehensive income in the third quarter.

Beginning in third quarter 2008, normal postretirement (income) expense for Weyerhaeuser is reported in the Corporate and Other segment, with the exception of certain union-negotiated benefits that are reflected in the Cellulose Fibers segment. See additional discussion in Note 17: Business Segments.

NOTE 15: COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss), net of tax, was income of $27 million and a loss of $44 million for the 13 and 39-week periods ended September 28, 2008, respectively.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Net earnings	$280	$101	$36	$853
Other comprehensive income:
Foreign currency translation adjustments	(37)	82	(71)	171
Net actuarial gains (losses), net of tax	(213)	2	(187)	10
Prior service credits, net of tax	2	4	170	19
Net derivative gains (losses) on cash flow hedges, net of tax	(6)	6	15	34
Reclassification of net (gains) losses on cash flow hedges, net of tax	1	(5)	(6)	(20)
Unrealized losses on available-for-sale securities	—	—	(1)	—

	$27	$190	$(44)	$1,067

Net actuarial losses for the third quarter of 2008 include pretax actuarial losses of $456 million related to the remeasurement of pension plan assets, partially offset by $126 million of net actuarial gains resulting from the remeasurements of liabilities in all of the company’s pension plans for U.S. employees, the postretirement benefit plans for U.S. hourly employees, and certain postretirement plans for Canadian salaried employees. The U.S. plans were remeasured as a result of the sale of the Containerboard, Packaging and Recycling business. The Canadian plans were remeasured as a result of closures in Canada. There was an additional $19 million reduction of deferred actuarial gains that were recognized in third quarter earnings as part of the net gain on the sale of the Containerboard, Packaging and Recycling business. The after-tax effect of these items was a reduction of accumulated other comprehensive income of $213 million.

Net actuarial gains (losses) for the 39 weeks ended September 28, 2008, also include pretax actuarial gains of $29 million generated by the second quarter 2008 remeasurement of the U.S. salaried postretirement plans’ liabilities and $18 million specifically related to the change in discount rates at remeasurement on June 29, 2008. The after-tax amount was an increase in accumulated other comprehensive income of $26 million.

The prior service credits for the third quarter 2008 reflects the recognition of $81 million in previously deferred pretax prior service costs in connection with the sale of the Containerboard, Packaging and Recycling business, partially offset by the deferral of a pretax cost of $23 million related to amendments made to certain hourly pension plans in 2008. The after-tax effect of these items was an increase in accumulated other comprehensive income of $25 million.

The prior service credit for the 39 weeks ended September 28, 2008, also includes a pretax credit of $318 million for the reduction in liabilities resulting from the second quarter amendments to the postretirement plans for U.S. salaried employees, offset by the full recognition in earnings of a $52 million pre-existing prior service credit. The net pretax effect of these items was $266 million and the after-tax effect was an increase in accumulated other comprehensive income of $160 million.

In the 13 and 39-week periods ended September 28, 2008, we also recognized after-tax amortization of prior service credits for all of our pension and postretirement plans of $23 million and $14 million, respectively.

Cumulative Other Comprehensive Income

Our cumulative other comprehensive income, net of tax, was $907 million as of September 28, 2008.

Items Included in Our Cumulative Other Comprehensive Income, net of tax

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	DECEMBER 30, 2007
Foreign currency translation adjustments	$456	$527
Net pension and other postretirement benefit gain not yet recognized in earnings	357	544
Prior service credit (cost) not yet recognized in earnings	87	(83)
Cash flow hedge fair value adjustments	4	(5)
Unrealized gains on available-for-sale securities	3	4

	$907	$987

NOTE 16: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

Major legal proceedings involving us described in this section are:

•	hardboard siding claims,

•	alder antitrust litigation,

•	oriented strand board (OSB) antitrust litigation and

•	Paragon Trade Brands, Inc. litigation.

We also are a party to other legal matters generally incidental to our business.

The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

An independent adjuster reviews claims submitted and determines payment. Claims are paid as submitted over a nine-year period. The rights to file claims expire in three six-year increments and claims for the first two periods may no longer be filed. The expiration dates are:

•	2003 – persons who had our hardboard siding installed from 1981 to 1986,

•	2006 – persons who had our hardboard siding installed from 1987 to 1993 and

•	2009 – persons who had our hardboard siding installed from 1994 to 1999.

Status. Cumulative payments against the reserve through September 28, 2008 were $110 million. Based on our experience with actual claims and litigation, we reduced our reserve by $13 million in the third quarter of 2008. As of September 28, 2008, the reserve for future claims was $7 million. To date, we have recovered a total of $52 million through negotiated settlements with our insurance carriers.

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

Claims Activity and Average Damage Award Paid

	THIRTY-NINE WEEKS ENDED	FIFTY-TWO WEEKS ENDED	FIFTY-THREE WEEKS ENDED
	SEPTEMBER 28, 2008	DECEMBER 30, 2007	DECEMBER 31, 2006
Number of claims filed during the period	1,040	1,460	2,200
Number of claims resolved	1,360	1,980	1,420
Number of claims unresolved at end of period	645	965	1,485
Number of damage awards paid	1,070	1,200	675
Average damage award paid	$1,574	$2,100	$3,478

Events and Claims. Here is a chronology of the settlement:

•	2000 – We entered into a nationwide settlement of hardboard siding class action cases and recognized a $130 million charge to cover the estimated cost of the settlement and related claims.

•	2001 – We reassessed the adequacy of our reserve and increased it by $43 million.

•	2003 – The right to file claims from the first six-year period (1981-1986) expired.

•	2004 – We reduced our reserve by $20 million based on actual claims and litigation.

•	2006 – The right to file claims from the second six-year period (1987-1993) expired.

•	2006 – We reduced our reserve by $23 million based on actual claims and litigation.

•	2008 – We reduced our reserve by $13 million based on actual claims and litigation.

Alder Antitrust Litigation

There have been several lawsuits filed against us since 2000 alleging we had monopoly power or attempted to gain monopoly power for alder logs and finished alder lumber in the Pacific Northwest market.

The legal proceedings have included cases we refer to as:

•	Initial Alder Case and Complaint in Equity,

•	Washington Alder and

•	Civil Class Action Antitrust Lawsuit.

Initial Alder Case and Complaint in Equity

The Initial Alder Case – filed against us in U.S. District Court in Oregon – alleged that from 1996 to 2001 we had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber.

Complaint in Equity – filed against us in U.S. District Court in Oregon – asked that the judgment in the Initial Alder Case against a plaintiff who did not prevail be set aside and the matter be retried.

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

Civil Class Action Antitrust Lawsuit

This lawsuit – filed against us in U.S. District Court in Oregon – claimed that as a result of our alleged monopolization of what was claimed to be the alder sawlog market in the Pacific Northwest we also had monopolized or controlled an alleged market for finished alder and charged monopoly prices for finished alder lumber.

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

Sales for the class period to opt outs are approximately $100 million. There have been no claims by persons or entities opting out of the class. However, it is possible that entities or persons who have opted out of the class may file lawsuits against us in the future. We have not established a reserve for this matter. We also are unable to estimate at this time the amount of charges – if any – that may be required in the future.

Events and Rulings. Here is a chronology of the litigation:

•	2004 –The civil class action antitrust lawsuit was filed against us in U.S. District Court in Oregon.

•

2004 – The judge issued an order certifying the plaintiff as class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004 for the purpose of awarding monetary damages.

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

•

2008 – The U.S. District Court denied our motion for summary judgment. The trial commenced April 15, 2008. A verdict was delivered against us on April 28, 2008 – The amount of the verdict with trebling is $84 million. We will appeal the judgment against us. A hearing is scheduled for December 2, 2008.

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

No specific damages were alleged, but the direct and indirect plaintiffs estimated total damages from all defendants, with trebling, of $4.9 billion. This amount is lower than previously reported because the plaintiffs’ experts modified their opinions and because the end of the class period was limited to February 2006.

Status. The U.S. District Court in Pennsylvania issued a number of rulings approving class action status for various classes of direct and indirect purchasers for the period from June 2002 through February 2006. In March 2008 we reached a settlement in principle with the direct purchasers for $18 million and we recognized a charge of $18 million in the first quarter of 2008. The settlement was finalized in June. The court conducted a hearing on Weyerhaeuser’s settlement with direct purchaser plaintiffs on August 5, 2008. A formal settlement agreement with the indirect purchasers for $1 million was signed August 4, 2008. Both settlement agreements received preliminary court approval. A hearing on final approval is scheduled for November 24, 2008.

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

•	excluded persons who purchased OSB already incorporated into a house or other structure; and

•	certified a multi-state class of indirect purchasers from 17 states.

•	2007 – The U.S. Court of Appeals for the Third Circuit denied the separate petitions of the defendants and the indirect purchaser plaintiffs for leave to appeal the class certification order.

•	2007 – Individual and joint motions for summary judgment were filed in December on behalf of the remaining defendants, including us.

•	2008 – In March, we settled in principle with the direct purchasers of OSB for $18 million and a charge of $18 million was recognized in the first quarter of 2008.

•	2008 – In April, we settled in principle with the indirect purchasers for $1 million.

•	2008 – The court granted preliminary approval for the settlements with direct and indirect purchaser classes.

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

Status. In 2005 the U.S. Bankruptcy Court imposed damages of approximately $470 million on us. We appealed the liability and damages determinations to the U.S. District Court for the Northern District of Georgia. In September 2007, the U.S. District Court for the Northern District of Georgia issued an order reversing the U.S. Bankruptcy Court’s decision and directed the court clerk to enter judgment in our favor. In October 2007 the Litigation Claims Representative appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. In May 2008 the Eleventh Circuit upheld the District Court’s opinion and upheld a judgment in our favor. The Bankruptcy Court reopened the matter and the parties filed a joint motion to distribute the remaining assets in the bankruptcy estate of approximately $7 million to us. In August the court signed the joint motion directing that funds be distributed to us.

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

•	2008 – The Eleventh Circuit Court of Appeals affirmed the decision of the U.S. District Court.

•

2008 – The Bankruptcy Court reopened the matter and the parties filed a joint motion to distribute remaining assets to Weyerhaeuser. In August, the court signed a joint motion directing that funds be distributed to us. Funds were received and the case is closed.

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 30, 2007	$27
Remediation costs accrued	18
Remediation payments	(7)

Reserve balance as of September 28, 2008	$38

Total active sites as of September 28, 2008	56

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

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $30 million.

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

Asbestos Removal

We have not recognized a liability for the removal and disposal of encapsulated asbestos from all facilities and equipment. That is because we cannot reasonably:

•	estimate the fair value of our obligations or

•	determine the date on which the encapsulated asbestos will be removed.

When we are able to reasonably estimate the fair value, we will establish a liability as appropriate.

NOTE 17: BUSINESS SEGMENTS

We principally are engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our principal business segments are:

•	Timberlands – which includes North American logs, chips and timber, and international timberlands and related converting operations;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture;

•	Containerboard, Packaging and Recycling – sold in August 2008;

•	Real Estate – which includes real estate development, construction and sales; and

•

Corporate and Other – which includes governance-related corporate support activities and transportation and results of international operations outside of North America that have been sold. We also may record one-time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

The following changes made during 2008 and 2007 affect the comparability of segment results:

During 2008:

•	we reclassified Weyerhaeuser’s international operations outside of North America from the Corporate and Other segment to the Timberlands segment, and

•	we changed our process of allocating pension and postretirement costs (credits) to the operating segments.

During 2007:

•	we completed the Domtar Transaction, which affected several of the company’s segments.

International operations

Effective July 2008, there were changes in senior management responsibility for Weyerhaeuser’s international operations outside of North America, which consist primarily of timberlands and related converting operations in South America. As a result, these operations, which previously were reported as part of the Corporate and Other segment are now reported as part of the Timberlands segment. Results of international operations that have been disposed of and results of the company’s investment in Uruguay, prior to its restructuring in second quarter 2008, continue to be reported in the Corporate and Other segment. Segment results for prior periods have been recast to present information consistent with the current presentation.

Allocation of pension and postretirement credits (costs)

Effective with the first quarter of 2008, the company’s normal pension credits (costs) are no longer being allocated to the Weyerhaeuser operating segments. Effective with the third quarter of 2008, the company’s normal postretirement credits (costs) are no longer being allocated to the Weyerhaeuser operating segments. Normal Weyerhaeuser pension and postretirement credits (costs) are reported in the Corporate and Other segment with the exception of certain union-negotiated postretirement benefits that are reflected in the Cellulose Fibers segment. Pension and postretirement credits (costs) related to real estate operations are reported in the Real Estate segment.

Domtar Transaction

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

•	Wood Products – which includes the Ear Falls, Ontario, sawmill and activities associated with the Big River and Wapawekka, Saskatchewan sawmills that were closed in third quarter 2006.

•	Timberlands – which includes forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

The pretax gain on the Domtar transaction is included in the Corporate and Other segment.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Management evaluates segment performance based on the contribution to earnings of the respective segments. An analysis and reconciliation of the company’s business segment information to the respective information in the Consolidated Financial Statements is as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Sales to and revenues from unaffiliated customers:
Timberlands	$254	$252	$675	$700
Wood Products	1,006	1,449	3,043	4,581
Cellulose Fibers	447	436	1,352	1,388
Fine Paper	—	—	—	459
Containerboard, Packaging and Recycling	497	1,293	3,169	3,846
Real Estate	329	598	1,054	1,644
Corporate and Other	88	118	331	316

	2,621	4,146	9,624	12,934
Less sales of discontinued operations (Note 3)	(514)	(1,349)	(3,301)	(4,555)

	2,107	2,797	6,323	8,379
Intersegment sales:
Timberlands	253	329	821	1,040
Wood Products	36	56	144	178
Cellulose Fibers	1	4	7	34
Fine Paper	—	—	—	43
Containerboard, Packaging and Recycling	—	1	2	9
Corporate and Other	8	9	28	32

	298	399	1,002	1,336

Total sales and revenues	2,405	3,196	7,325	9,715
Intersegment eliminations	(298)	(399)	(1,002)	(1,336)

	$2,107	$2,797	$6,323	$8,379

Contribution (charge) to earnings:
Timberlands	$107	$163	$322	$479
Wood Products	(146)	(131)	(587)	(421)
Cellulose Fibers	78	79	176	149
Fine Paper	—	—	—	20
Containerboard, Packaging and Recycling	10	104	204	283
Real Estate	(316)	60	(727)	182
Corporate and Other	1,369	(14)	1,439	523

	1,102	261	827	1,215
Interest expense (Weyerhaeuser only, continuing and discontinued operations)	(126)	(131)	(385)	(458)
Less capitalized interest (Weyerhaeuser only)	11	29	56	88

Earnings before income taxes (continuing and discontinued operations)	987	159	498	845
Income tax benefit (expense) (continuing and discontinued operations)	(707)	(58)	(462)	8

Net earnings	$280	$101	$36	$853

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	DECEMBER 30, 2007
Assets:
Timberlands	$4,645	$4,564
Wood Products	3,156	3,573
Cellulose Fibers	2,558	2,624
Containerboard, Packaging and Recycling	—	5,090
Real Estate	3,270	3,780
Corporate and Other	10,911	6,519

	24,540	26,150
Less: intersegment eliminations	(2,324)	(2,344)

	$22,216	$23,806

Following is a summary of net pension and post retirement income (expense) recognized by segment, excluding charges for curtailments, settlements and special termination benefits. Refer to Note 14: Pension and Other Post Retirement Benefit Plans for a discussion of these additional items.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Net pension income (expense):
Timberlands	$—	$1	$—	$3
Wood Products	—	13	—	29
Cellulose Fibers	—	2	—	6
Fine Paper	—	—	—	1
Containerboard, Packaging and Recycling	—	9	—	22
Real Estate	1	(1)	2	(1)
Corporate and Other	50	—	118	1

	$51	$24	$120	$61

Net postretirement benefits income (expense):
Timberlands	$—	$(1)	$(2)	$(3)
Wood Products	—	(6)	(13)	(19)
Cellulose Fibers	(1)	(4)	(7)	(9)
Fine Paper	—	—	—	(1)
Containerboard, Packaging and Recycling	—	(5)	(10)	(13)
Real Estate	(1)	—	(3)	(2)
Corporate and Other	12	(5)	(1)	(18)

	$10	$(21)	$(36)	$(65)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

FORWARD-LOOKING STATEMENTS

This report contains statements concerning the company’s future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on various assumptions and may not be accurate because of risks and uncertainties surrounding these assumptions. Factors listed below, as well as other factors, may cause actual results to differ significantly from these forward-looking statements. There is no guarantee that any of the events anticipated by these forward-looking statements will occur. If any of the events occur, there is no guarantee what effect they will have on company operations or financial condition. The company will not update these forward-looking statements after the date of this news report.

FORWARD-LOOKING TERMINOLOGY

Some forward-looking statements discuss the company’s plans, strategies and intentions. They use words such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “estimates,” and “plans.” In addition, these words may use the positive or negative or other variations of those terms.

STATEMENTS

This report contains forward-looking statements regarding the company’s expectations during the fourth quarter of 2008 regarding:

•	The company’s markets;

•	Earnings and performance of the company’s business segments;

•	Continued declines in homebuilding starts;

•	Lower timberland harvest levels;

•	Decreasing pricing and volumes for the company’s wood products;

•	Lower pulp prices;

•	Lower average sales price realizations for home sales; and

•	Related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks, uncertainties and assumptions that affect the company’s businesses and may cause actual results to differ from these forward-looking statements, include, but are not limited to:

•	The effect of general economic conditions, including housing starts, the level of interest rates and employment rates;

•	Market demand for the company’s products, which may be tied to the relative strength of various U.S. business segments and economic conditions;

•	Performance of the company’s manufacturing operations, including unexpected maintenance requirements;

•	The successful execution of internal performance plans and cost reduction initiatives;

•	The level of competition from domestic and foreign producers;

•	The effect of forestry, land use, environmental and other governmental regulations, and changes in accounting regulations;

•	The effect of weather;

•	The risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	Energy prices;

•	Raw material prices;

•	Chemical prices;

•	Transportation costs;

•	Legal proceedings;

•	The effect of timing of retirements and changes in the market price of company stock on charges for stock-based compensation; and

•	Performance of pension fund investments and related derivatives.

The company also is a large exporter and is affected by changes in economic activity in Europe and Asia, particularly Japan. It also is affected by changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar. Restrictions on international trade or tariffs imposed on imports also may affect the company.

RESULTS OF OPERATIONS

As disclosed in Note 3: Discontinued Operations and Assets Held for Sale, the following operations are classified as discontinued operations in the accompanying consolidated financial statements:

•	Weyerhaeuser Australia Group assets (sold in July 2008);

•	Containerboard, Packaging, and Recycling assets (sold in August 2008); and

•	Fine paper business and related assets (divested as part of the Domtar Transaction in March 2007).

In reviewing our results of operations, it’s important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight minus normal sales deductions.

•	Contribution (charge) to earnings refers to:

•	earnings before interest and income taxes for the Weyerhaeuser business segments and

•

earnings before income taxes for the Real Estate business segment. Interest that previously was capitalized to Real Estate assets that are sold or impaired is included in cost and operating expenses or charge for impairment of long-lived assets, respectively, and is included in contribution to earnings for the Real Estate segment.

In reviewing our results of operations, it’s important to understand the following:

•	Net sales and revenues and operating income (loss) included in Consolidated Results below exclude the results of discontinued operations.

•

Net sales and revenues and contribution (charge) to earnings reported in the individual segment discussions that follow include the results of discontinued operations. Refer to Note 17: Business Segments for a discussion of which segments include the results of the various discontinued operations.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and contributions (charge) to earnings are based on the 13-week and 39-week periods ended September 28, 2008 and September 30, 2007. The 13-week periods are also referred to as third quarter and the 39-week periods are also referred to as year-to-date.

Effective July 2008, there were changes in senior management responsibility for Weyerhaeuser’s international operations outside of North America, which consist primarily of timberlands and related converting operations in South America. As a result, these operations, which previously were reported as part of the Corporate and Other segment, are now reported as part of the Timberlands segment. Results of international operations that have been disposed of and results of the company’s investment in Uruguay, prior to its restructuring in second quarter 2008, continue to be reported in the Corporate and Other segment. Segment results for prior periods have been recast to present information consistent with the current presentation.

CONSOLIDATED RESULTS

How We Did in the Third Quarter and Year-To-Date 2008

NET SALES AND REVENUES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007
Net sales and revenues	$2,107	$2,797	$(690)	$6,323	$8,379	$(2,056)
Operating income (loss)	$(355)	$53	$(408)	$(992)	$41	$(1,033)
Earnings of discontinued operations, net of taxes	$480	$106	$374	$678	$972	$(294)
Net earnings	$280	$101	$179	$36	$853	$(817)
Net earnings per share, basic	$1.33	$0.47	$0.86	$0.17	$3.84	$(3.67)
Net earnings per share, diluted	$1.33	$0.47	$0.86	$0.17	$3.84	$(3.67)

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues decreased $690 million, or 25 percent, during the third quarter and $2 billion, or 25 percent year-to-date.

•	Net earnings increased $179 million during the third quarter and decreased $817 million year-to-date.

Net sales and revenues

Net sales and revenues for the third quarter and year-to-date decreased primarily due to the sale of the Containerboard, Packaging and Recycling business and the continued slowdown in the U.S. housing market, which was reflected in:

•	lower demand for residential building products – refer to the Wood Products segment discussion; and

•	declines in the average selling prices and in the number of single-family homes closed – refer to the Real Estate segment discussion.

Net earnings

Net earnings for the third quarter increased primarily due to:

•	gains from the sale of our Containerboard, Packaging and Recycling business and Australian operations in the third quarter of 2008 – refer to the Corporate and Other segment discussion;

•	decreased costs of production for wood products and lower selling and administrative costs – refer to the Wood Products segment discussion; and

•	increased price realizations for pulp products – refer to the Cellulose Fibers segment discussion.

The increases for the third quarter were partially offset by:

•	higher logging costs and lower western domestic and export log price realizations – refer to the Timberlands segment discussion;

•	lower price realizations for softwood lumber, hardwood lumber and engineered products, and decreased shipment volumes – refer to the Wood Products segment discussion;

•	lower volumes and lower gross margins on land sales and single-family homes closed and increased asset impairment charges – refer to the Real Estate segment discussion;

•	lower pulp sales volumes and higher costs for energy, chemicals, freight and fiber – refer to the Cellulose Fibers segment discussion;

•	loss of earnings due to the sale of Containerboard, Packaging and Recycling business – refer to the Containerboard, Packaging and Recycling segment discussion; and

•	charges related to corporate restructuring activities and the write-off of capitalized interest related to Real Estate projects that are impaired – refer to the Corporate and Other segment discussion.

Net earnings for the year-to-date period of 2008 increased due to the third quarter items noted above as well as gains from the restructuring of our investments in Uruguay and from changes in our postretirement benefit plans – refer to the Corporate and Other segment discussions.

The increases for the year-to-date period of 2008 were partially offset due to the third quarter items as well as;

•	a net gain from the Domtar Transaction in the first quarter of 2007– refer to the Corporate and Other segment discussion; and

•	losses of earnings from operations divested as part of the Domtar Transaction in the first quarter of 2007 – refer to the Fine Paper segment discussion.

TIMBERLANDS

How We Did in the Third Quarter and Year-To-Date 2008

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and contribution to earnings for the 13 and 39-week periods ended September 28, 2008 and September 30, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – TIMBERLANDS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007
Net sales and revenues to unaffiliated customers:
Logs	$180	$168	$12	$497	$510	$(13)
Other Products	74	84	(10)	178	190	(12)

	$254	$252	$2	$675	$700	$(25)

Intersegment sales	$253	$329	$(76)	$821	$1,040	$(219)

Contribution to earnings	$107	$163	$(56)	$322	$479	$(157)

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues to unaffiliated customers increased $2 million, or 1 percent, during the third quarter of 2008 and decreased $25 million, or 4 percent year-to-date.

•	Intersegment sales decreased $76 million, or 23 percent, during the third quarter of 2008 and $219 million, or 21 percent, year-to-date.

•	Contribution to earnings decreased $56 million, or 34 percent, during the third quarter of 2008 and $157 million, or 33 percent, year-to-date.

Net sales and revenue – unaffiliated customers

Net sales and revenues to unaffiliated customers in the third quarter of 2008 were comparable to the third quarter of 2007. The following factors positively affected net sales and revenues in the third quarter:

•	Fiber log sales volumes in the South increased as a result of fiber and chip shortages.

•	The sale of our Containerboard, Packaging and Recycling business resulted in higher external sales volumes as sales that were previously intersegment are now sales to third-parties.

These increases were substantially offset by lower sales of non-strategic timberlands.

Net sales and revenues to unaffiliated customers year-to-date in 2008 decreased from year-to-date in 2007 primarily due to the following:

•

Western log sales realizations decreased 17 percent during the first 39 weeks due to weaker domestic and export markets, as well as a higher volume of lower-valued whitewood logs due to storm salvage. Volumes in the West increased 14 percent due to the salvage volumes, but at a lower realization.

•

Canadian sales volumes decreased 38 percent. There were lower logging levels in all provinces as a result of downtime at various mills and the completion of the Domtar Transaction in the first quarter of 2007.

These decreases were partially offset by Southern log sales volumes, which increased 33 percent, and realizations, which increased 15 percent. There was a stronger market for fiber logs as pulp and containerboard mills experienced lower available volumes of residual chips due to sawmill downtime.

Intersegment sales

Intersegment sales decreased in both the third quarter and year-to-date, primarily due to the following:

•	Western sales decreased $21 million during the third quarter and $76 million year-to-date, due to lower internal consumption and weaker domestic markets.

•

Southern sales decreased $18 million during the third quarter and $38 million year-to-date, due to lower internal consumption resulting from the third quarter 2008 sale of the Containerboard, Packaging and Recycling business, partially offset by higher internal fiber realizations.

•

Canadian sales decreased $32 million during the third quarter and $95 million year-to-date. The third quarter decline was due to lower mill operating postures and mill closures. The year-to-date decline also reflects lower sales as a result of the completion of the Domtar Transaction in 2007.

Contribution to earnings

Contribution to earnings decreased primarily due to the following:

•	Lower western domestic and export sales price realizations reduced the segment’s contribution by $33 million in the third quarter and $118 million year-to-date.

•

Higher logging, hauling and handling costs as a result of Western salvage logging activities and the effects of higher diesel fuel prices on logging, hauling and silviculture costs resulted in a decrease to the contribution of $16 million in the third quarter and $48 million year-to-date.

•	Fewer sales of non-strategic land resulted in a $26 million decrease in contribution in the third quarter and $35 million year-to-date.

These decreases were partially offset by:

•

Higher fee harvest volumes, primarily due to the Western salvage logging from the December 2007 storm, resulted in an increase in contribution of $4 million in the third quarter and $15 million year-to-date.

•	Higher oil and gas leasing revenues resulted in an increase in contribution of $11 million in the third quarter and $21 million year-to-date.

Our Outlook

We expect fourth quarter earnings from the Timberlands segment to be lower than third quarter. Fee harvest volumes are expected to be lower and average price realizations are expected to decline due to the weak domestic market.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Third-party log sales – cunits (100 cubic feet)	875	805	2,650	2,317
Fee harvest – cunits (100 cubic feet)	2,061	2,029	6,331	6,207

WOOD PRODUCTS

How We Did in the Third Quarter and Year-To-Date 2008

Here is a comparison of net sales and revenues to unaffiliated customers and charge to earnings for the 13 and 39-week periods ended September 28, 2008 and September 30, 2007:

NET SALES AND REVENUE / CHARGE TO EARNINGS – WOOD PRODUCTS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007
Net sales and revenues:
Softwood lumber	$393	$580	$(187)	$1,157	$1,801	$(644)
Engineered solid section	114	155	(41)	340	495	(155)
Engineered I-Joists	79	124	(45)	238	388	(150)
Oriented strand board	113	151	(38)	328	456	(128)
Plywood	48	89	(41)	164	295	(131)
Hardwood lumber	72	89	(17)	232	278	(46)
Other products produced	63	61	2	163	175	(12)
Other products purchased for resale	124	200	(76)	421	693	(272)

	$1,006	$1,449	$(443)	$3,043	$4,581	$(1,538)

Charge to earnings	$(146)	$(131)	$(15)	$(587)	$(421)	$(166)

Comparing 2008 with 2007

Net sales and revenues and charge to earnings continued to be negatively affected by weak demand from a struggling U.S. homebuilding industry.

In 2008:

•	Net sales and revenues decreased $443 million, or 31 percent, during the third quarter of 2008, and $1.5 billion, or 34 percent, year-to-date.

•	Charge to earnings increased $15 million during the third quarter of 2008 and $166 million year-to-date.

Net sales and revenue

Net sales and revenues decreased primarily due to the following:

•

Demand for wood products continued to be significantly weaker in 2008 with U.S. single-family housing starts on a seasonally adjusted basis declining 39 percent for both the third quarter and year-to-date. This continued to depress shipment volumes and prices for most product lines.

•	Average price realizations decreased for most of our primary products for both the third quarter and year-to-date due primarily to general pricing trends in the industry:

•	Average realizations for lumber decreased 6 percent for the third quarter, and 11 percent year-to-date.

•	Average price realizations for engineered I-Joists decreased 8 percent for the third quarter and 9 percent year-to-date.

•	Average price realizations for engineered solid section products decreased 5 percent for the third quarter and 8 percent year-to-date.

•	Average price realizations for oriented strand board (OSB) increased 5 percent for the third quarter and increased 1 percent year-to-date.

•	Shipment volumes declined for both the third quarter and year-to-date as follows:

•	Shipment volumes of lumber declined 28 percent for both the third quarter and year-to-date.

•	Shipment volumes of OSB declined 29 percent for both the third quarter and year-to-date. The company indefinitely curtailed operations at its Hudson Bay, Saskatchewan OSB facility on July 4, 2008.

•

Shipment volumes for engineered I-Joists declined 32 percent for the third quarter and 33 percent year-to-date. Shipment volumes for engineered solid section products declined 23 percent for third quarter and 25 percent year-to-date.

•

Sales of other products purchased for resale decreased $76 million for the third quarter and $272 million year-to-date. This was primarily due to the sale or closure of several distribution facilities in the U.S. and Canada, a reduction in the number of products purchased for resale, and the overall decline in demand for building products.

Charge to earnings

Charge to earnings increased $15 million for the third quarter and $166 million year-to-date, primarily due to the following:

•

The net change in average price realizations across the major product lines resulted in a decrease of $34 million for the third quarter and a decrease of $206 million year-to-date. The most significant effect for both comparative periods were decreases in average price realizations for softwood lumber, hardwood lumber and engineered products. The change in contribution attributable to these products was a decrease of $46 million for the third quarter and a decrease of $225 million year-to-date.

•	Reduced shipment volumes resulted in lower contribution of approximately $40 million for the third quarter and approximately $130 million year-to-date.

These increases were partially offset by:

•

Reductions in cost for raw materials, manufacturing, warehousing and delivery, and selling and administrative increased contribution to earnings by $59 million for the third quarter and $183 million year-to-date. Other operating expenses were $1 million less than third quarter 2007 but $18 million more than 2007 year-to-date.

•

Net third quarter charges for facility sales, facility closures, asset impairments, restructuring costs and litigation charges were comparable to charges in the third quarter of 2007 and decreased by $5 million year-to-date.

•

The third quarter and year-to-date period of 2008 included charges of $38 million and $152 million, respectively, for facility sales, facility closures, asset impairments, restructuring costs, and litigation charges. The year-to-date charges were partially offset by $12 million of gains on property sales, $4 million of which occurred in the third quarter, and a $13 million reduction in the reserve for hardboard siding claims in the third quarter.

•

The third quarter and year to date period of 2007 included charges of $30 million and $141 million, respectively, for facility sales, facility closures, asset impairments, restructuring costs and litigation charges. These were partially offset by $9 million of gains on property sales.

Our Outlook

We expect challenging housing market conditions to continue into the fourth quarter. We anticipate operating losses to worsen as prices and volumes decline in the seasonally slower fourth quarter.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN MILLIONS, EXCEPT LOGS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Softwood lumber – board feet	1,197	1,654	3,706	5,116
Engineered solid section – cubic feet	6	8	18	25
Engineered I-Joists – lineal feet	63	92	189	282
Oriented strand board – square feet (3/8”)	595	835	1,903	2,676
Plywood – square feet (3/8”)	135	240	449	855
Hardwood lumber – board feet	83	93	258	281

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Softwood lumber – board feet	1,107	1,405	3,474	4,283
Engineered solid section – cubic feet	6	8	18	23
Engineered I-Joists – lineal feet	60	91	179	292
Oriented strand board – square feet (3/8”)	585	834	1,952	2,649
Plywood – square feet (3/8”)	89	110	258	339
Hardwood lumber – board feet	64	80	202	228

CELLULOSE FIBERS

How We Did in the Third Quarter and Year-To-Date 2008

Here is a comparison of net sales and revenues to unaffiliated customers and contribution to earnings for the 13 and 39-week periods ended September 28, 2008 and September 30, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007
Net sales and revenues:
Pulp	$346	$345	$1	$1,046	$1,120	$(74)
Liquid packaging board	73	61	12	214	189	25
Other products	28	30	(2)	92	79	13

	$447	$436	$11	$1,352	$1,388	$(36)

Contribution to earnings	$78	$79	$(1)	$176	$149	$27

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues increased $11 million, or 3 percent, during the third quarter of 2008 and decreased $36 million, or 3 percent, year-to-date.

•	Contribution to earnings decreased $1 million during the third quarter of 2008 and increased $27 million year-to-date.

Net sales and revenues

Factors that increased net sales and revenues included the following:

•	higher price realizations for pulp of $86 per ton, or 12 percent, in the third quarter, and $93 per ton, or 13 percent, year-to-date;

•	higher price realizations for liquid packaging board of $101 per ton, or 12 percent, in the third quarter, and $92 per ton, or 11 percent, year-to-date; and

•	higher sales volumes for liquid packaging board of approximately 5,000 tons, or 7 percent, in the third quarter and 5,000 tons, or 2 percent, year-to-date.

Factors that decreased net sales and revenues included lower sales volumes for pulp of approximately 48,000 tons, or 10 percent, in the third quarter and 277,000 tons, or 17 percent, year-to-date, due primarily to divestments related to the Domtar Transaction in the first quarter of 2007.

Contribution to earnings

Contribution to earnings were comparable in the third quarter. Contribution to earnings increased year-to-date, primarily due to fewer annual maintenance outages in 2008 and higher net price realizations as compared to 2007. Notable items that affected the segment’s contribution to earnings in the third quarter and year-to-date are listed in the two sections below:

Items that positively affected earnings included the following:

•	Improved pulp market conditions resulted in higher price realizations, which contributed approximately $37 million and $122 million to earnings in the third quarter and year-to-date, respectively.

•

Improved liquid packaging board market conditions resulted in higher price realizations, which contributed approximately $9 million and $26 million to earnings in the third quarter and year-to-date, respectively.

•

Productivity improvements reduced expenses $1 million in the third quarter and $16 million year-to-date. The segment had five annual maintenance outages year-to-date 2008, compared to six annual maintenance outages year-to-date 2007.

•	Earnings from our interest in a newsprint joint venture and other income increased by $7 million and $16 million in the third quarter and year-to-date, respectively.

Items that negatively affected earnings included the following:

•	Lower pulp sales volumes reduced contribution to earnings by $11 million and $35 million in the third quarter and year-to-date, respectively.

•	Chemical, fiber, and energy costs increased by $26 million and $55 million in the third quarter and year-to-date, respectively, primarily due to higher prices.

•	Freight costs increased by $14 million and $25 million in the third quarter and year-to-date, respectively, primarily due to price increases.

•

The weakening of the U.S. dollar compared to the Canadian dollar resulted in increased costs for Canadian manufacturing operations of $15 million year-to-date and an insignificant amount for the quarter.

•

Maintenance and other operating costs increased by $5 million and $15 million in the third quarter and year-to-date, respectively, primarily due to increased coating costs in the Liquid Packaging business.

Our Outlook

Fourth quarter earnings for the segment are expected to be lower than third quarter as a result of lower pulp prices.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Pulp – air-dry metric tons	422	470	1,311	1,588
Liquid packaging board – tons	77	72	226	221

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Pulp – air-dry metric tons	452	445	1,324	1,403
Liquid packaging board – tons	75	72	216	209

FINE PAPER

On March 7, 2007 the company’s Fine Paper operations and related assets were divested in the Domtar Transaction. As a result, the 39-week period ended September 30, 2007, includes nine weeks of fine paper operations. Subsequent to the first quarter of 2007, we no longer have results of operations for the fine paper segment.

Here are net sales and revenues to unaffiliated customers and contribution to earnings for the 39-week period ended September 30, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – FINE PAPER

THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2007
Net sales and revenues:
Paper	$433
Coated groundwood	26

$459

Contribution to earnings	$20

THIRD-PARTY SALES VOLUMES

THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007
Paper – tons(1)	461
Coated groundwood – tons	38
Paper converting – tons	318

(1)	Includes unprocessed rolls and converted paper volumes.

TOTAL PRODUCTION VOLUMES

THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2007
Paper – tons(2)	444
Coated groundwood – tons	43
Paper converting – tons	318

(2)	Paper machine production.

CONTAINERBOARD, PACKAGING AND RECYCLING

On August 4, 2008 the company’s Containerboard, Packaging and Recycling business was sold to International Paper Company. As a result, the 13 and 39-week periods ended September 28, 2008, includes five and 31 weeks of Containerboard, Packaging and Recycling operations, respectively.

Here is a comparison of net sales and revenues and contribution to earnings for the 13 and 39-week periods ended September 28, 2008 and September 30, 2007:

NET SALES AND REVENUE / CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007
Net sales and revenues:
Containerboard	$42	$99	$(57)	$301	$327	$(26)
Packaging	388	1,015	(627)	2,449	3,009	(560)
Recycling	41	106	(65)	275	303	(28)
Kraft bags and sacks	9	23	(14)	56	69	(13)
Other products	17	50	(33)	88	138	(50)

	$497	$1,293	$(796)	$3,169	$3,846	$(677)

Contribution to earnings	$10	$104	$(94)	$204	$283	$(79)

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues decreased by $796 million for the third quarter and $677 million year-to-date.

•	Contribution to earnings decreased by $94 million for the third quarter and $79 million year-to-date.

Net sales and revenues and contribution to earnings decreased as a result of the sale of these operations during the third quarter of 2008. Other changes affecting the year-to-date comparison are discussed below.

Net sales and revenues

Prior to the third quarter sale, year-to-date net sales and revenues increased primarily due to the following:

•	Packaging price realizations increased, primarily due to the price increases implemented in September through December of 2007.

•	Containerboard price realizations increased, primarily due to the price increases implemented during the third and fourth quarters of 2007.

•	Containerboard shipments increased, primarily due to a shift from low margin box customers to the domestic containerboard market.

•	Recycled price realizations increased, primarily due to increased demand from China.

These increases in net sales and revenues were partially offset by a decrease in packaging shipments primarily due to:

•	a shift from low margin box customers to the domestic containerboard market and

•	a weak U.S. economy, which adversely affected box demand.

Contribution to earnings

Depreciation of the segment’s assets was suspended as of March 15, 2008, when the assets qualified as held for sale for accounting purposes. The year-to-date 2008 results include depreciation expense of $60 million. Results for the 39 weeks ended September 30, 2007 included $223 million in depreciation expense.

Items that negatively affected earnings included the following:

•

Raw material costs increased, primarily from increases in Old corrugated containers (OCC), due to the start-up of new recycled containerboard machines in China which caused pricing pressure in the U.S., and wood chips due to weakness in housing starts.

•	Energy costs increased, primarily due to higher natural gas and higher electricity costs.

•	Mill non-fiber and non-energy costs increased, primarily due to higher costs for chemicals and due to an unscheduled shutdown of the Cedar Rapids, IA mill in June due to flooding.

•	Transportation costs increased, primarily due to higher fuel prices.

•

Net charges for special items increased. 2008 included charges for facility closures, legal settlements and Iowa flood costs, partially offset by fire insurance proceeds at the Closter box plant and a gain on a property sale. 2007 included gains on two property sales partially offset by charges for facility closures and costs incurred as a result of the fire at the Closter box plant.

These decreases to earnings were partially offset by the following:

•	Higher packaging and containerboard price realizations.

•	OCC costs moderated beginning in the second quarter of 2008 after having increased all of last year and into the first part of this year as a result of strong demand from China.

•	Prices for wood chips were stable but remained high.

•	Decreased supplies in both the west and south resulted from production curtailments at wood products manufacturing facilities due to weak housing markets.

THIRD-PARTY SALES VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Containerboard – tons	84	205	603	694
Packaging – MSF	6,686	18,751	42,566	55,470
Recycling – tons	251	632	1,556	1,942
Kraft bags and sacks – tons	9	25	56	73

TOTAL PRODUCTION VOLUMES

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Containerboard – tons(1)	593	1,575	3,639	4,596
Packaging – MSF	6,933	19,547	44,376	58,275
Recycling – tons(2)	605	1,838	3,923	5,046
Kraft bags and sacks – tons	8	23	52	69

(1)	Containerboard production represents machine production and includes volumes that were further processed into packaging by company facilities.
(2)	Recycling production includes volumes processed in Weyerhaeuser recycling facilities and brokered volumes.

REAL ESTATE

How We Did in the Third Quarter and Year-To-Date 2008

Here is a comparison of net sales and revenues and contribution (charge) to earnings for the 13 and 39-week periods ended September 28, 2008 and September 30, 2007:

NET SALES AND REVENUE / CONTRIBUTION (CHARGE) TO EARNINGS – REAL ESTATE

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007
Net Sales and Revenues
Single-family housing	$303	$528	$(225)	$986	$1,492	$(506)
Land	24	65	(41)	54	89	(35)
Other	2	5	(3)	14	63	(49)

	$329	$598	$(269)	$1,054	$1,644	$(590)

Contribution (charge) to earnings	$(316)	$60	$(376)	$(727)	$182	$(909)

Here is a comparison of key statistics related to our single-family operations for the 13 and 39-week periods ended September 28, 2008 and September 30, 2007:

SUMMARY OF SINGLE-FAMILY STATISTICS

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
VOLUMES IN THOUSANDS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Homes sold	537	734	2,211	3,557
Homes closed	720	1,145	2,433	3,183
Homes sold but not closed at end of period (backlog)	1,002	1,873	1,002	1,873
Single-family gross margin - excluding impairments (%)(1)	14.8%	21.8%	12.3%	20.8%

(1)	Single-family gross margin equals revenue less cost of sales and period costs other than impairments.

Comparing 2008 with 2007

In 2008:

•	Net sales and revenues decreased $269 million, or 45 percent, during the third quarter and $590 million, or 36 percent, year-to-date.

•	Contribution to earnings decreased $376 million during the third quarter and $909 million year-to-date.

Results reflect continued market challenges for the U.S. homebuilding industry and our business. The imbalance in housing supply and demand continues to be reflected in an excess supply of unsold homes and prevalent buyer incentives. In the third quarter, both buyer and builder confidence continued to decline in our markets, which is reflected in our statistics:

•

Buyer traffic in the third quarter of 2008 decreased 27 percent compared to the third quarter of 2007 and 39 percent year-to-date. The quality of our traffic, as measured by our traffic conversion rate (the amount of traffic required to generate one sale) fell 41 percent from the prior quarter, but improved 1 percent compared to the same quarter one year ago and improved 2 percent year-to-date.

•	Cancellation rates in the third quarter of 2008 were 36 percent compared to 33 percent in the third quarter of 2007 and 30 percent year-to-date.

•	Our average, weekly sales per community in the third quarter of 2008 decreased 16 percent from the same quarter in 2007 and 34 percent year-to-date.

Net sales and revenues

Net sales and revenues decreased primarily due to the following:

•

Single-family revenues decreased $225 million during the third quarter of 2008 and $506 million year-to-date. We closed the sale of 720 homes in the third quarter of 2008 or 37 percent lower than 1,145 in the third quarter of 2007. Year-to-date home closings in 2008 decreased 24 percent compared to the same time period in 2007. The average selling price of single-family homes closed in third quarter was $421,000 in 2008, down 9 percent from $461,000 in the third quarter of 2007. The decrease in average selling price reflected pricing pressure due to competitor incentives and discounts. Year-to-date average selling prices of single-family homes closed decreased 14 percent in 2008 compared to 2007.

•

Land (lots and acreage) revenue decreased $41 million during the third quarter of 2008 and $35 million year-to-date. The third quarter of 2007 included the sale of land options and commercial acreage with no comparable sales in the third quarter of 2008. Residential lot sales closed in the third quarter of 2008 were 13, or 97 percent lower than 446 in the third quarter of 2007. Partially offsetting these revenue decreases was an increase in the sale of non-commercial acreage from 19 acres in the third quarter of 2007 to 57 acres in the third quarter of 2008.

•

Other revenue decreased $3 million during the third quarter of 2008 and $49 million year-to-date. 2007 included revenue of $49 million from an apartment building sale. There was no comparable sale in 2008.

Contribution (charge) to earnings

Contribution to earnings decreased primarily due to the following:

•

The contribution from single-family home closings decreased $66 million during the third quarter of 2008 compared to 2007 as a result of lower closings and lower average sales prices. This was a 55 percent decrease from the single-family contribution to earnings in the third quarter of 2007. The contribution from single-family home closings decreased $172 million year-to-date 2008 compared to 2007.

•

We recorded $226 million of home building impairment charges in the third quarter of 2008 compared to $23 million of home building impairment charges recorded in the third quarter of 2007. Year-to-date, home building impairment charges for 2008 total $505 million compared to $35 million in 2007.

•

The contribution from land (lots and acreage) sales decreased $117 million during the third quarter of 2008 compared to 2007 as a result of fewer lot closings, no comparable sales of lot options and a significant decline in acreage prices. The contribution from land sales decreased $126 million year-to-date compared to 2007. The third quarter and year-to-date periods of 2008 include net losses on land sales of $87 million and $89 million, respectively, compared to net gains of $30 million and $37 million in the comparable periods of 2007.

•	An apartment building sale contributed $42 million to earnings in 2007 with no comparable sale in 2008.

•

Investment income, net of investment-related charges, decreased $2 million in the third quarter of 2008 compared to 2007. On a year-to-date basis, investment income decreased $106 million in 2008 compared to 2007. This decrease included $81 million of allowances and impairment charges in 2008 compared to $5 million of allowances and impairment charges in 2007.

•	The third quarter of 2008 also included $12 million of income from a commercial partnership investment.

Our Outlook

We expect fourth quarter home sale closings to be comparable to third quarter, but anticipate lower average sales price realizations. Excluding impairments and lot and acreage sales, the segment’s loss from homebuilding operations is expected to increase in the fourth quarter due to continuing weakness in the housing market.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	governance related corporate support activities and company wide initiatives such as major system and infrastructure deployments;

•	transportation operations including Westwood Shipping Lines and five short line railroads;

•	the majority of pension and postretirement income (expense) for our forest products businesses; and

•	results of international operations that have been disposed of and results of the company’s investment in Uruguay prior to its restructuring in the second quarter 2008.

We also may record one-time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

During the third quarter of 2008, we closed the sale of our timberlands, manufacturing operations and distribution business in Australia and the sale of our Containerboard, Packaging and Recycling business. The gain and results of operations for the Australia businesses and the gain on the sale of Containerboard Packaging and Recycling business are included in Corporate and Other.

How We Did in the Third Quarter and Year-To-Date 2008

Here is a comparison of net sales and revenues and contribution (charge) to earnings for the 13 and 39-week periods ended September 28, 2008 and September 30, 2007:

	THIRTEEN WEEKS ENDED		AMOUNT OF CHANGE	THIRTY-NINE WEEKS ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007	2008 VS. 2007
Net sales and revenues	$88	$118	$(30)	$331	$316	$15

Contribution (charge) to earnings	$1,369	$(14)	$1,383	$1,439	$523	$916

Comparing 2008 with 2007

In 2008:

•	Contribution to earnings increased $1.38 billion during the third quarter primarily due to the following:

•

We recognized a pretax gain of $1.17 billion for the sale of our Containerboard, Packaging and Recycling business and a pretax gain of $217 million from the sale of our Australian operations in the third quarter of 2008.

•

Net pension and postretirement income increased $67 million during the third quarter. In 2008, net pension income (expense) previously allocated to our Weyerhaeuser operating segments is included in contribution to earnings for the Corporate and Other segment.

•	These increases were partially offset by the following:

•

We recognized pretax charges of $18 million from corporate restructuring activities and $19 million related to the write-off of capitalized interest on impaired Real Estate homebuilding assets during the third quarter of 2008.

•	The third quarter of 2007 included a pre-tax gain of $43 million from a legal settlement.

•	Contribution to earnings increased $916 million year-to-date due primarily to the following:

•

We recognized pretax gains of $1.5 billion for the sale of our Containerboard, Packaging and Recycling business, the sale of our Australian operations, and the restructuring of our joint venture in Uruguay.

•	We recognized a $49 million gain from changes in our postretirement plans for current salaried employees in 2008.

•	Net pension and postretirement income recorded in the Corporate and Other segment increased $134 million.

•	These increases were partially offset by the following:

•	Foreign exchange losses were $18 million year-to-date 2008 compared to a $43 million net gain during the same period of 2007.

•	We recognized a pretax gain of $625 million from the Domtar Transaction in the first half of 2007.

•

We recognized pretax charges of $53 million from corporate restructuring activities and $48 million related to the write-off of capitalized interest on impaired Real Estate homebuilding assets year-to-date 2008.

The finalization of matters relating to the Containerboard, Packaging and Recycling business sale, the Australian operations sale and the restructuring of the joint venture in Uruguay may result in additional adjustments to the gains in future periods

INTEREST EXPENSE

Including Real Estate and discontinued operations, our interest expense incurred was:

•	$136 million during the third quarter and $421 million year-to-date 2008, respectively; and

•	$146 million during the third quarter and $502 million year-to-date 2007, respectively. The year-to-date period includes a $45 million charge related to the early extinguishment of debt.

Interest expense incurred decreased primarily due to reductions in our debt.

INCOME TAXES

Our effective income tax rates applicable to continuing operations for the year-to-date period were:

•	42.3 percent for 2008 and

•	39.1 percent for 2007.

The 2008 tax rate is computed as follows:

2008 year-to-date tax rate computation for the 39 weeks ended September 28, 2008

	PRE-TAX	TAX BENEFIT	TAX RATE
Loss from continuing operations	$(1,216)	$574	47.2%
Less: Uruguay gain (see Note 8)	101	—	—
Less: Interpretation 48 provision	—	16	—

Total	$(1,317)	$558	42.3%

The income tax rate for continuing operations was higher in 2008 than the statutory federal tax rate as we were in a pretax loss position and the following tax benefits increased our effective tax rate:

•	reduced capital gain tax rate on qualified timber sales,

•	income tax credits, and

•	other permanent tax deductions.

The income tax rate for continuing operations was higher in 2007 than the statutory federal tax rate as we were in a pretax loss position and the tax benefit was increased primarily due to:

•	income tax credits and permanent tax deductions, offset by the effect of foreign tax rates on foreign earnings and state income taxes.

There is no tax provision for the 39 weeks ended September 28, 2008 on the gain for restructuring of Uruguay joint ventures (see Note 8: Restructuring of Uruguay Joint Ventures), primarily due to a forestry exemption from income taxes and the assets are considered indefinitely invested.

The total amount of unrecognized tax benefits as of September 28, 2008 decreased by $16 million year-to-date, due to the lapse of applicable statutes of limitation. The company estimates a decrease of up to $21 million in the unrecognized tax benefits in the next 12 months due to the lapse of applicable statutes of limitation and audit settlements.

Taxes on discontinued operations are discussed in Note 3: Discontinued Operations and Assets Held for Sale

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

In the following discussion, unless otherwise noted, references to 2008 and 2007 are based on the 39-week periods ended September 28, 2008 and September 30, 2007.

WHERE WE GET CASH

We generate cash from sales of our products, from short-term and long-term borrowings and from the issuance of our stock – primarily upon exercise of employee stock options. In recent years, we also have generated cash proceeds from the sale of non-strategic assets.

Cash from operations

Consolidated net cash (used by) provided by our operations was:

•	$(148) million in 2008 and

•	$86 million in 2007.

Comparing 2008 with 2007

Consolidated net cash flows used by our operations in 2008 increased $234 million due primarily to the following:

•	Cash we received from customers net of cash paid to employees, suppliers and others decreased approximately $347 million. The decrease was due primarily to the following:

•	2007 cash from operations includes nine weeks of activity related to the operations that were divested in the Domtar Transaction. There were no cash flows from these operations in 2008.

•

2008 cash from operations includes 31 weeks of Containerboard, Packaging and Recycling and approximately 30 weeks of Australian operations prior to their sales. 2007 includes 39 weeks of cash flows from these operations.

•	Sales of wood products and real estate decreased significantly in 2008 due to the continued deterioration of the U.S. housing market.

Consolidated cash paid for interest and income taxes in 2008 decreased by $115 million as compared to 2007.

Cash from investing

Proceeds from the Sale of Non-strategic Assets

Proceeds received from the sale of non-strategic assets included:

•	$6 billion from the sale of the Containerboard, Packaging and Recycling business,

•

$338 million from the sale of the Australian operations in 2008 – $36 million of which was received as a dividend and is included in the distributions from equity affiliates on the accompanying statement of cash flows,

•	$62 million in 2008 and $107 million in 2007 from the sale of certain wood products facilities and

•	$1.35 billion in 2007 from the Domtar Transaction.

Discontinued operations and assets held for sale are discussed in Note 3: Discontinued Operations and Assets Held for Sale.

In the third quarter of 2008, $1.4 billion of the proceeds from the sale of Containerboard, Packaging and Recycling business was used to pay down outstanding debt. The remaining proceeds are invested in money market funds and are classified as cash and cash equivalents and short term investments in the accompanying consolidated balance sheet.

Cash from financing

Cash generated from financing activities includes:

•	issuances of long-term debt,

•	net borrowings under revolving lines of credit and

•	proceeds from stock offerings and option exercises.

This section also includes information about our debt-to-total-capital ratio.

Stock offerings and option exercises

Our cash proceeds from the exercise of stock options were:

•	$4 million in 2008 and

•	$319 million in 2007.

We did not recognize any excess tax benefits from the exercise of stock options during 2008 and recognized $51 million in 2007.

The high volume of stock option exercises in 2007 was primarily due to the price of our common stock reaching record highs during the first quarter.

Debt-to-total-capital ratio

Our debt-to-total-capital ratio, as shown in the table below, was:

•	40.7 percent in 2008 and

•	39.9 percent in 2007.

DEBT-TO-TOTAL-CAPITAL RATIO DETAILS

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	DECEMBER 30, 2007
Notes payable and commercial paper:
Weyerhaeuser	$—	$54
Real Estate	2	—
Long-term debt:
Weyerhaeuser	6,320	6,566
Real Estate	501	775
Capital lease obligations:
Weyerhaeuser	2	3

Total debt	6,825	7,398
Minority Interest:
Weyerhaeuser	11	14
Real Estate	12	23
Deferred income taxes:
Weyerhaeuser	2,683	3,290
Real Estate	(359)	(166)
Shareholders’ interest	7,605	7,981

Total capital	$16,777	$18,540

Debt-to-total-capital ratio	40.7%	39.9%

Assuming the cash and cash equivalents balances and short-term investments of $4.8 billion and $114 million as of September 28, 2008 and December 30, 2007, respectively, had been used to reduce outstanding debt, the consolidated debt-to-total-capital ratio would be:

•	16.9 percent in 2008 and

•	39.5 percent in 2007.

Weyerhaeuser’s investment in our Real Estate business segment was:

•	$1.7 billion as of September 28, 2008 and

•	$2.1 billion as of December 30, 2007.

Excluding that investment – and the Real Estate amounts listed in the table – our debt-to-total-capital ratio was:

•	42.3 percent in 2008 and

•	42.0 percent in 2007.

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business,

•	repay long-term debt and credit facilities,

•	pay dividends and repurchase our stock and

•	meet our contractual obligations and commercial commitments.

Summary of capital spending by business segment – excluding real estate

We anticipate that our capital expenditures for 2008 – excluding acquisitions and our Real Estate business segment – will range from $400 million to $450 million. However, that range could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

	THIRTY-NINE WEEKS ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 30, 2007
Timberlands	$59	$51
Wood Products	70	126
Cellulose Fibers	37	87
Fine Paper	—	2
Containerboard, Packaging and Recycling	100	134
Corporate and Other	52	62

	$318	$462

Repay long term debt and credit facilities:

We paid debt, net of additional borrowings, of:

•	$679 million in 2008 and

•	$685 million in 2007.

In the first half of 2008, we had net borrowings on our credit facilities. With the proceeds from the sale of our Containerboard, Packaging and Recycling business, we paid down debt of $1.4 billion in the third quarter.

In addition to repaying debt that was scheduled to mature during 2007, we repaid an additional $825 million in long-term debt via two debt tender offers during the second quarter. We recognized pretax charges in the second quarter of 2007 of $45 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with this early extinguishment of debt.

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

As of September 28, 2008 we had no borrowings outstanding under our credit facilities. Total amounts were available for incremental borrowings.

Paying dividends and repurchasing stock

We paid dividends of:

•	$380 million in 2008 and

•	$404 million in 2007.

The decrease in the amount of dividends we paid was due to the cancellation of 25.5 million common shares in connection with the Domtar Transaction, and the repurchase of 7 million common shares in 2007. Our intent, over the economic cycle, is to maintain an annual dividend payout ratio of 20 percent to 30 percent of our operating cash flows.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies involve a higher degree of judgment and estimates. They also have a high degree of complexity.

Our most critical accounting policies relate to our:

•	pension and postretirement benefit plans,

•	potential impairments of long-lived assets, Real Estate assets and goodwill,

•	legal, environmental and product liability reserves and

•	depletion accounting.

Pension and Postretirement Benefit Plans

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate,

•	expected rate of return,

•	anticipated trends in health care costs,

•	assumed increases in salaries and

•	mortality rates.

At the end of every year and when an interim remeasurement is required as a result of material changes in the plans or in the population of participants covered by the plans, we review our assumptions with external advisers and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position and results of operations and cash flows.

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

The actual return on plan assets in any given year may vary from the expected rate of return. Actual returns on plan assets affect the funded status of the plans. Differences between actual returns on plan assets and the expected rate of return are reflected as adjustments to accumulated other comprehensive income, a component of total shareholders’ interest.

Discount rate

As of December 30, 2007, our discount rate was:

•	6.5 percent for our U.S. plans – compared with 5.8 percent at December 31, 2006 and

•	5.5 percent for our Canadian plans – compared with 5.15 percent at December 31, 2006.

We review our discount rates annually or when remeasurement of plan obligations is required, and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.

Pension and postretirement benefit income/expense for the first half of 2008 was based on the 6.5 percent assumed discount rate for U.S. plans and 5.5 percent for the Canadian plans. In June 2008, we announced plan amendments to the postretirement medical and life insurance plans for U.S. salaried employees. The plan amendments required a remeasurement of the liabilities of those postretirement plans. Discount rates of 7.0 percent and 6.6 percent were used for the remeasurement as of June 30, 2008. In addition, the August 4th closing of the sale of our Containerboard, Packaging and Recycling business to International Paper required remeasurerment of the U.S. pension and postretirement plans affected by the transaction and the discount rate assumptions were updated. A rate of 7.2 percent was used for remeasurement as of July 31, 2008.

Our discount rate is important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$9 million for our U.S. qualified pension plans and

•	$100,000 for our Canadian registered pension plans.

Contributions made and benefits paid

In August 2008, we sold our Containerboard, Packaging and Recycling business to International Paper. As a result of the sale, we anticipate that benefit payments made from our pension plans in 2008 will be greater than the projected benefit payments for 2008 that was provided in our Annual Report on Form 10-K for the year ended December 30, 2007. No change in pension contributions is expected for 2008. In June 2008, we announced plan amendments to the postretirement medical and life insurance plans for U.S. salaried employees. Future projected postretirement benefit payments are also expected to decrease as a result of the amendments; however, no reduction in postretirement benefit payments is expected to occur in 2008.

No other changes occurred year-to-date 2008 that had a material effect on the information that was previously provided relating to contributions made and benefits paid for our pension and postretirement benefit plans.

The sale of our Containerboard, Packaging and Recycling business included the transfer of one of our qualified pension plans to International Paper. The transaction also triggered the remeasurement of plan assets and liabilities for all of our pension plans for U.S. employees and for postretirement benefit plans for U.S. hourly employees. The transaction and subsequent remeasurements increase the amount of net pension and postretirement income to be recognized over the remainder of 2008. The plan amendments to the postretirement medical and life insurance plans for U.S. salaried employees that were announced in the second quarter also increase the amount of net postretirement income that is being recognized over the second half of 2008.

The effects on the company’s consolidated balance sheet of both the Containerboard, Packaging and Recycling transaction and the amendments to the postretirement medical and life insurance benefit plans for U.S. salaried employees are described in Note 14: Pension and Other Postretirement Benefit Plans.

Long-Lived Assets, Real Estate Assets and Goodwill

We review the carrying value of our long-lived assets, Real Estate assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. An impairment occurs if during our review we determine that the fair market value of our goodwill has dropped below our carrying value or that the carrying value of long-lived assets and Real Estate assets will not be recovered from future cash flows. Fair market value is an estimate of the amount we would get if we were to sell the assets.

The carrying value is the amount assigned to long-lived assets – including Real Estate assets and goodwill – in our books. In addition, we review the amount of goodwill we carry on our books in the fourth quarter of every year.

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

Our goodwill was $919 million as of September 28, 2008. That amount represents approximately 4 percent of our consolidated assets.

Further restructuring activities, economic weakness, sales of operations, or poor operating results, among other factors, could trigger an impairment of goodwill of the wood products reporting units in the future. As of September 28, 2008, the carrying amount of goodwill for the wood products reporting units was $786 million.

Legal, Environmental and Product Liability Reserves

We record contingent liabilities when:

•	it becomes probable that we will have to make payments and

•	the amount of loss can be reasonably estimated.

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

We do not include amounts that we may receive from insurance carriers – insurance recoveries are recorded only when we have a binding agreement with the carriers.

Details about our environmental matters are discussed in Note 16: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OUR USE OF DERIVATIVES

As of September 28, 2008, we have significantly reduced our exposure to price risk related to commodity hedge positions from information that was provided in the company’s Annual Report on Form 10-K for the year ended December 30, 2007. As of September 28, 2008, we had open commodity futures, swaps and collars with an:

•	aggregate notional value of $6 million and

•	aggregate fair value of $2 million.

A 10 percent change in forward price levels would change the fair value of our commodity swaps by approximately $0.6 million. That excludes any offsetting effect of price changes on underlying physical product purchases or sales.

In addition, we entered into offsetting contracts for certain commodity hedge positions that will expire through second quarter of 2009. The net fair value of the offsetting positions as of September 28, 2008 was $14 million.

No other changes occurred year-to-date 2008 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 30, 2007

CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

LEGAL PROCEEDINGS

Refer to Note 16: Legal Proceedings, Commitments and Contingencies of the Notes to Consolidated Financial Statements of this report.

RISK FACTORS

There have been no significant changes year-to-date 2008 to risk factors presented in the company’s 2007 Annual Report on Form 10-K.

EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)