Form 10-K
period 2008-12-31
WEYERHAEUSER CO
filed 2009-02-27
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer  [X]    Accelerated filer  [    ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [    ] Yes  [X] No

As of June 27, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,409,005,150 based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.

As of February 2, 2009, 211,227,629 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2009 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 16, 2009, are incorporated by reference into Part II and III.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS

We are a forest products company that primarily grows and harvests trees, builds homes and makes a range of forest products essential to everyday lives. Our goal is to do this safely, profitably and responsibly.

Our business has offices or operations in 10 countries and has customers worldwide. We manage 22 million acres of forests, and in 2008, we generated $8 billion in net sales from our continuing operations.

This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the fiscal year ended December 31, 2008.

We break out financial information such as revenues, earnings and assets by the business segments that form our company. We also discuss the development of our company and the geographic areas where we do business.

We report our financial results and condition in two groups:

•	Weyerhaeuser – our forest products-based operations, principally the growing and harvesting of timber and the manufacture, distribution and sale of forest products; and
•	Real Estate – our real estate development and construction operations.

Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company, including both Weyerhaeuser and Real Estate.

WE CAN TELL YOU MORE

AVAILABLE INFORMATION

We meet the information-reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports and statements – information about our company’s business, financial results and other matters – are available at:

•	the SEC Internet site – www.sec.gov;
•	the SEC’s Public Conference Room, 100 F St. N.E., Washington, D.C., 20549, (800) SEC-0330; and
•	our Internet site – www.weyerhaeuser.com.

When we file the information electronically with the SEC, it also is added to our Internet site.

WHO WE ARE

OUR BUSINESS SEGMENTS

In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments:

•	Timberlands;
•	Wood Products;
•	Cellulose Fibers;
•	Real Estate;
•	Fine Paper (divested in 2007);
•	Containerboard, Packaging and Recycling (sold in 2008); and
•	Corporate and Other.

Detailed financial information about our business segments and our geographic locations is in Note 2: Business Segments and Note 25: Geographic Areas in the Notes to Consolidated Financial Statements, as well as in this section and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUR HISTORY

We started out as Weyerhaeuser Timber Company, incorporated in the state of Washington in January 1900 when Frederick Weyerhaeuser and 15 partners bought 900,000 acres of timberland.

Our innovations and accomplishments through the years include:

•	establishing the nation’s first certified tree farm in 1941;
•

hand-planting 18.4 million seedlings through a foot or more of ash to transform 68,000 acres of devastated, heat-blasted landscape – left from the Mount St. Helens eruption in 1980 – into new forests that will be ready for harvesting in 2020; and

•

making our forests among the most productive in the world by using our High-Yield Forestry program – an approach that combines economic benefits with a concern for habitat, wildlife, water quality and other forest values.

CURRENT MARKET CONDITIONS

As a company, we are facing extraordinary conditions. The housing market has seen an incredible slowdown, consumer confidence remains at the lowest levels ever since tracking began in 1967 and tight credit poses a significant threat to customers. Against this backdrop, we are uncertain as to how long these challenging market conditions will continue.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	1

For additional information about market risks and the effects of current market conditions on our operations see Risk Factors – Risks Related to Our Industries and Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic and Market Conditions Affecting our Operations.

COMPETITION IN OUR MARKETS

Our major markets – both domestic and foreign – are highly competitive, with numerous companies selling similar products. Many of our products also compete against substitutes for wood and wood-fiber products. In real estate development, we compete against numerous regional and national firms. We compete in our markets primarily through price, product quality and service levels.

Our business segments’ competitive strategies are as follows:

•	Timberlands strives to extract maximum value for each acre.
•	Wood Products delivers high-quality lumber, engineered wood products and integrated solutions to the residential construction and industrial markets.
•	Cellulose Fibers concentrates primarily on value-added pulp products.
•	Weyerhaeuser Real Estate Company delivers its unique value propositions in target markets.

Our Containerboard, Packaging and Recycling segment was sold to International Paper in August 2008. Our Fine Paper segment was divested in a transaction with Domtar Inc. in March 2007.

SALES OUTSIDE THE U.S.

In 2008, $2.5 billion – 22 percent – of our total consolidated sales and revenues, including sales from discontinued operations, were to customers outside the U.S. The table below shows sales outside the U.S. for the last three years.

SALES OUTSIDE THE U.S. IN MILLIONS OF DOLLARS
	2008	2007	2006
Exports from the U.S.	$1,666	$2,020	$1,864
Canadian export and domestic sales	240	583	1,326
Other foreign sales	563	513	571
Total	$2,469	$3,116	$3,761
Percent of total sales	22%	18%	17%

OUR EMPLOYEES

We have approximately 19,850 employees. This number includes:

•	18,650 employed by our corporate operations and forest products-based business segments and
•	1,200 employed by our Real Estate segment.

Of these employees, approximately 4,100 are members of unions covered by multiyear collective-bargaining agreements.

COMPARABILITY OF DATA

Over the last five years, we have made an acquisition to complement our key operations and have exited businesses that did not fit our long-term strategic direction. As you review our results for the past five years, it may be helpful to keep in mind the following acquisition and divestitures and the segments affected.

Summary of Recent Divestitures and Acquisition

YEAR	TRANSACTION	SEGMENTS AFFECTED
2008	Containerboard, Packaging and Recycling segment – sold	Containerboard, Packaging and Recycling segment
2008	Australian operations – sold	Corporate and Other segment
2008	Uruguay operations – partition completed	Timberland and Corporate and Other segments
2007	Fine Paper and related assets – divested	Fine Paper, Timberlands and Wood Products segments
2007	New Zealand operations – sold	Corporate and Other segment
2007	Canadian wood products distribution centers – sold	Wood Products segment
2006	North American and Irish composite panel operations – sold	Wood Products and Corporate and Other segments
2006	Maracay Homes – acquired	Real Estate segment
2005	Coastal British Columbia operations and timberlands (B.C Coastal) – sold	Wood Products and Timberlands segments
2005	French composite panel operations – sold	Corporate and Other segment

Additional information related to our discontinued operations can be found in Note 3: Discontinued Operations and Assets Held for Sale in the Notes to Consolidated Financial Statements. Additional information related to our acquisition can be found in Note 24: Acquisitions in the Notes to Consolidated Financial Statements.

In addition to the divestitures and acquisition above, segment comparability is affected by the following:

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

Allocation of Pension and Postretirement Credits (Costs)

Effective with the first quarter of 2008, our recurring pension credits (costs) are no longer being allocated to Weyerhaeuser operating segments. Effective with the third quarter of 2008, our recurring postretirement credits (costs) are no longer being allocated to Weyerhaeuser operating segments. These Weyerhaeuser pension and postretirement credits (costs) are reported in the Corporate and Other segment with the exception of certain union-negotiated postretirement benefits that are reflected in the Cellulose Fibers segment. Pension and postretirement credits (costs) related to real estate operations are reported in the Real Estate segment.

WHAT WE DO

This section provides information about how we:

•	grow and harvest trees,
•	manufacture and sell products made from them and
•	build and sell homes.

For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS

Our Timberlands business segment manages 6.7 million acres of private commercial forestland worldwide. We own 6 million of those acres and lease the other 700,000 acres. In addition, we have renewable, long-term licenses on 15.2 million acres of forestland located in four Canadian provinces. The tables presented in this section include data from this segment’s business units as of the end of 2008.

Due to changes in senior management responsibility during 2008, we now report our international operations outside of North America – which consist primarily of timberlands and related converting operations in South America – as part of our Timberlands business segment. We previously reported these operations as part of our Corporate and Other business segment. We have reclassified business segment results for prior periods to be consistent with the current presentation.

WHAT WE DO

Forestry Management

Our Timberlands business segment is recognized as a leading forest manager. We:

•	grow and harvest trees for use as lumber, other wood and building products and pulp and paper;
•	export logs to other countries where they are made into products;
•	plant seedlings—and in parts of Canada we use natural regeneration—to reforest the harvested areas using the most effective regeneration method for the site and species;
•	monitor and care for the new trees as they grow to maturity; and
•	seek to sustain and maximize the timber supply from our forestlands while keeping the health of our environment a key priority.

Our goal is to achieve maximum returns by selling logs and stumpage to internal and external customers. We focus on solid wood and use intensive silviculture to improve forest productivity and returns while managing the forests on a sustainable basis to meet both customer and public expectations.

Wholly owned subsidiaries or joint ventures – for which we are the managing partner – run our international operations in this business segment. Our international assets consist principally of forest plantations, forest licenses and converting assets in South America. Weyerhaeuser is also the managing partner in Fujian Yong Hui Forestry Co. Ltd, a joint venture in China established in 2007. The joint venture is owned 51 percent by Weyerhaeuser and 49 percent by Fujian Yong’An Forestry Company. As of December 31, 2008, the joint venture managed 2,233 acres of timberlands with 56,000 seedlings planted in 2008.

Sustainable Forestry Practices

We are committed to responsible environmental stewardship wherever we operate, managing forests not only for wood production but also for the ecosystem services they provide. Most of the forests we manage include places with unique environmental, cultural, historical or recreational value. We manage these areas under regulatory requirements and voluntary standards to protect their unique qualities. Protecting forests with exceptional conservation value is part of implementing the Sustainable Forestry Initiative®(SFI) standard. All of the forests we own or manage in the United States have been independently certified as meeting the SFI standard. In addition, our forestlands in Uruguay are the model for the developing Uruguayan national forest certification standard, designed to be endorsed by the Program for the Endorsement of Forest Certification (PEFC).

Canadian Forestry Operations

In Canada, we are licensed to operate forestlands that provide the volume for our manufacturing units in various provinces. When the volume is harvested, we pay the provinces at stumpage rates that are set by the government and generally based on prevailing market prices. The economic benefit of growing the timber accrues to the provincial government. We do not generate any profit in the Timberlands segment from the harvest of timber from the licensed acres in Canada.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	3

Other Values From Our Timberlands

We use our geologic databases to identify and market opportunities for commercial mineral and geothermal development on our lands with a focus on the Pacific Northwest and southern United States. Revenue is primarily derived from:

•	royalty payments on oil and gas production,
•	bonus income from leasing activity and
•	the sale of mineral assets.

Timberlands Products

PRODUCTS	HOW THEY’RE USED
Logs	Logs are made into lumber, other wood and building products and pulp and paper products
Timberlands	Timberland tracts are exchanged to improve our timberland portfolio or are sold to third parties by our land development subsidiary within this segment
Timber	Standing timber may be sold to third parties or converted into chips and other raw materials to be made into pulp and paper products
Minerals, oil and gas	Sold into construction and energy markets
Other products	Includes seed and seedlings, poles, as well as plywood and hardwood lumber produced by our international operations, primarily in South America

HOW WE MEASURE OUR PRODUCT

Beginning this year, we have started to report Timberlands data in cubic meters. Cubic meters is a measure of the total volume of wood fiber in a tree or log that can be sold. Cubic meter volume is determined from the large- and small-end diameters and length and provides a more consistent and comparative measure of timber and log volume among operating regions, species, size and seasons of the year than other units of measure.

Previously, we recorded the measurable amount of fiber we can sell from a log in cunits, a similar volumetric measure where 1 cunit equals 100 cubic feet of solid wood. We changed the measurement because cubic meters is an internationally recognized measure of solid wood volume. One cunit is equal to 2.83 cubic meters.

We also use two other units of measure when transacting business including:

•	thousand board feet (MBF) – used in the West to measure the expected lumber recovery from a tree or log, but it does not include taper or recovery of nonlumber residual products; and
•	green tons – used in the South to measure weight, but factors used for conversion to product volume can vary by species, size, location and season.

Both of these measures are accurate for the regional purposes for which they are used, but they do not provide a meaningful basis for volumetric comparisons or comparisons between the regions.

The conversion rate for MBF to cubic meters varies based on several factors including diameter, length and taper of the timber being measured. The average conversion rate for MBF to cubic meters is approximately 6.7 cubic meters per MBF.

The conversion rate from green tons to cubic meters also varies based on the season harvested and the specific gravity of the wood for the region from which the timber is produced. An average conversion rate for green tons to cubic meters is approximately 0.825 cubic meters per green ton.

WHERE WE DO IT

Our balanced portfolio of timberlands assets are located primarily in North America. In the U.S. we own and manage sustainable forests – for use in wood products and pulp and paper manufacturing – in nine states. We own or lease:

•	4.2 million acres in the southern U.S. – which we refer to as our forests in the South; and
•	2.2 million acres in the Pacific Northwest – which we refer to as our forests in the West.

Our international operations are located primarily in Uruguay and China where, as of December 31, 2008, we own a total of 321,000 acres and have long-term leases on another 28,000 acres.

In addition, we have renewable, long-term licenses on 15.2 million acres of forestland that is owned by the provincial government of four Canadian provinces.

Our total timber inventory—including timber on owned and leased land in our U.S. and international operations—is approximately 319 million cubic meters. The timber inventory on licensed lands in Canada is approximately 382 million cubic meters. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

•	varies according to the species, size and quality of the timber; and
•	will change through time as the mix of these variables adjust.

The relative value of our timberlands is affected by the species, size and grade of the trees.

Summary of 2008 Timber Inventory and Timberland Locations

United States

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2008
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
U.S.
West	173	2,218	–	2,218
South	140	3,445	696	4,141
Total U.S.	313	5,663	696	6,359

Our Western timberlands are composed primarily of Douglas fir, a species highly valued for its structural strength. We also have large volumes of western hemlock along the coastal areas to serve the whitewood markets. Our Southern timberlands are predominantly southern yellow pine, which provide grade logs to wood products facilities and chips and fiber logs to pulp and paper operations. Both regions have minor volumes of various hardwood species.

International

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2008
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
Uruguay	6	321	26	347
China(1)	–	–	2	2
Total International	6	321	28	349
(1) Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures

Our forestlands in Uruguay are composed of approximately 70 percent loblolly pine and 30 percent eucalyptus. The average age class of the timber in Uruguay is in the first third of its rotation age. It is entering into that part of the growth rotation when we will see increased volume accretion. Only 50 percent of the area to be planted has been afforested to date. The afforestation program is planned to be completed within the next four years.

Canada – Licensed Timberlands

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2008
	TOTAL INVENTORY LICENSED STANDING VOLUME	LICENSE ARRANGEMENTS	TOTAL ACRES
Canada
Alberta	246	5,356	5,356
British Columbia	23	2,255	2,255
Ontario	33	2,598	2,598
Saskatchewan	80	4,968	4,968
Total Canada	382	15,177	15,177

We lease and license forestland in Canada to secure the volume for our manufacturing units in the various provinces. We transfer logs from our harvest operations to our manufacturing facilities at cost. Any profit from the conversion of these logs is recognized in the Wood Products or Cellulose Fibers operating segment responsible for that activity.

All licenses managed in Canada have been independently certified using the Canadian Standards Association (CSA) standard.

Five-Year Summary of Timberlands Production

PRODUCTION IN THOUSANDS
	2008	2007	2006	2005	2004
Fee depletion – cubic meters:
West	11,494	10,403	10,666	10,630	10,457
South	12,363	12,645	13,246	13,219	13,192
Canada	–	–	–	856	1,859
Total	23,857	23,048	23,912	24,705	25,508

Our Timberlands annual fee depletion represents the harvest of the timber assets we own. Depletion is a method of expensing the cost of establishing the fee timber asset base over the harvest or timber sales volume. The decline in fee depletion from 2004 through 2006 reflects the disposition of our B.C. Coastal operations in May 2005. The increase in volume in the West in 2008 reflects increased volume from salvage efforts following a December 2007 windstorm.

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were:

•	$899 million in 2008 – down 2 percent from 2007; and
•	$922 million in 2007.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	5

Our intersegment sales over the last two years were:

•	$1.0 billion in 2008 – down 23 percent from 2007; and
•	$1.3 billion in 2007.

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2008	2007	2006	2005	2004
To unaffiliated customers:
Logs:
West	$547	$565	$667	$625	$657
South	97	56	57	67	71
Canada(1)	20	38	58	69	94
Total	664	659	782	761	822
Timberlands exchanges	73	128	96	145	160
Higher and better use land sales(2)	11	33	35	39	57
Minerals, oil and gas	61	40	48	47	29
Pay as cut timber sales	32	25	32	33	16
Products from international operations(3)	40	12	6	3	1
Other products	18	25	24	22	18
Subtotal sales to unaffiliated customers	899	922	1,023	1,050	1,103
Intersegment sales:
United States	817	983	1,093	1,110	981
Other	217	363	593	691	642
Subtotal intersegment sales	1,034	1,346	1,686	1,801	1,623
Total	$1,933	$2,268	$2,709	$2,851	$2,726

(1)   Reflects the divestiture of our B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

(2)   Higher and better use timberland is sold through Weyerhaeuser subsidiaries.

(3)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Five-Year Trend for Total Net Sales in Timberlands

Percentage of 2008 Sales to Unaffiliated Customers

Log Sales Volumes

Logs sold to unaffiliated customers in 2008 increased approximately 1.5 million cubic meters – 17 percent – from 2007.

•

Sales volumes in the West increased 755,000 cubic meters – 12 percent. The Western increase was primarily due to a higher harvest level of salvage logging following the December 2007 windstorm. Our Western sales to unaffiliated customers is generally higher-grade logs sold into the export market and domestic-grade logs sold to West Coast sawmills.

•

Sales to unaffiliated customers in the South increased 766,000 cubic meters – 48 percent – as we continue to supply fiber to the containerboard mills sold to International Paper in August 2008. Prior to August, logs sold to those mills would have been accounted for as intersegment sales. Our southern sales volumes to unaffiliated customers are generally lower-grade fiber logs sold to pulp or containerboard mills. We use almost all of our high-grade logs in our own conversion facilities.

•	Sales volumes from Canada decreased 396,000 cubic meters – 43 percent – in 2008. This reduction in volume was primarily due to having fewer operations in Canada.
•	Sales volumes from our international operations increased in 2008 with the addition of our Uruguay operations – which were previously reported as joint ventures.

We have three primary grades of log sales – domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•

domestic grade log sales – lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales – demand for chips by pulp and containerboard mills; and
•	export log sales – level of housing starts in Japan, where most of our North American export logs are sold.

All our domestic and export logs are sold to unaffiliated customers or transferred at market prices to our internal mills by the sales and marketing staff within our Timberlands business units.

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands

SALES VOLUMES IN THOUSANDS
	2008	2007	2006	2005	2004
Logs – cubic meters:
West	6,967	6,212	6,602	6,380	6,571
South	2,347	1,581	1,698	1,925	2,209
Canada	529	925	1,425	1,745	2,314
International	329	–	55	31	–
Total	10,172	8,718	9,780	10,081	11,094
Reflects the divestiture of our B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

Log Prices

The majority of our log sales to unaffiliated customers are sales to the export market and to other domestic sawmills in the Pacific Northwest. Following is a five-year summary of selected export log prices.

Five-Year Summary of Selected Export Log Prices

(#2 Sawlog Bark On – $/MBF)

Our log prices are affected by the supply of and demand for grade and fiber logs and are influenced by the same factors that affect log sales. Export log prices are particularly affected by the Japanese housing market.

Average 2008 log realizations in the West decreased from 2007 – primarily due to lower domestic log prices and an increased mix of lower-value whitewood in both our export and domestic volumes resulting from the salvage logging efforts following the December 2007 windstorm. These were slightly offset by increased log realizations in the South compared to 2007.

WHERE WE’RE HEADED

Our competitive strategies include:

•	managing forests on a sustainable basis to meet customer and public expectations;
•	reducing the time it takes to realize returns by practicing intensive forest management and focusing on the most advantageous markets;
•	efficiently delivering raw materials to internal supply chains;
•	building long-term relationships with external customers who rely on a consistent supply of high-quality raw material;
•	continuously reviewing our portfolio of land holdings to create the greatest value for the company;
•	investing in technology and advances in silviculture to improve yields and timber quality; and
•	positioning ourselves as one of the largest, lowest-cost growers of global softwood and hardwood timber.

In addition, we believe we will generate additional revenues from new products and services, such as wetland mitigation banking and conservation easements, and from participating in emerging carbon markets.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	7

WOOD PRODUCTS

We are one of the largest manufacturers and distributors of wood products in North America.

WHAT WE DO

Our wood products segment:

•	provides a family of high-quality softwood lumber, engineered lumber, structural panels and other specialty products to the residential structural frame market;
•	delivers innovative homebuilding solutions to help our customers quickly and efficiently meet their customers’ needs;
•

sells our products and services primarily through our own sales organizations and distribution facilities and supplements our product offerings with building materials that we purchase from other manufacturers;

•	sells certain products into the repair and remodel market through the wood preserving and home-improvement warehouse channels;
•	exports our engineered building materials and industrial hardwood products to Europe and Asia;
•	makes and sells hardwood and softwood lumber and panels to manufacturers of furniture and cabinetry in more than 40 countries; and
•	acquires raw materials at market price from our Timberlands business segment and from third parties.

Wood Products

PRODUCTS	HOW THEY’RE USED
Softwood lumber	Structural framing for residential and commercial structures
Engineered lumber • Solid section • I-joists	Floor and roof joists, and headers and beams for residential and commercial structures
Structural panels • Oriented strand board (OSB) • Plywood	Structural sheathing, subflooring and stair tread for residential and commercial structures
Veneer	Intermediate raw material for plywood and engineered lumber manufacturing
Hardwood lumber	Furniture, pallets, ties, moldings, panels, cabinets, architectural millwork, components and retail boards
Other products	Complementary building products such as cedar decking, siding, insulation, rebar and engineered lumber connectors

WHERE WE DO IT

We operate manufacturing facilities in the U.S. and Canada. We distribute through a combination of Weyerhaeuser and third-party locations. Information about the locations, capacities and actual production of our manufacturing facilities is included below.

Principal Manufacturing Locations

Locations of our principal manufacturing facilities as of December 31, 2008, by major product group were:

•	Softwood lumber
–	U.S. – Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
–	Canada – Alberta and British Columbia
•	Engineered lumber
–	U.S. – Alabama, Georgia, Kentucky, Louisiana, Minnesota, Oregon and West Virginia
–	Canada – British Columbia and Ontario
•	Oriented strand board
–	U.S. – Louisiana, Michigan, North Carolina and West Virginia
–	Canada – Alberta, Ontario and Saskatchewan
•	Plywood and veneer
–	U.S. – Alabama, Arkansas, Louisiana, Oregon and Washington
•	Hardwood lumber
–	U.S. – Michigan, Oregon, Washington and Wisconsin

Subsequent to year-end and through the date of this filing, we announced the permanent closures of one lumber mill and one veneer mill in Aberdeen, Washington, and the indefinite closures of one lumber mill and one veneer mill in Pine Hill, Alabama.

Summary of 2008 Wood Products Capacities

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Softwood lumber – board feet	5,960	27
Engineered solid section – cubic feet	56	11
Engineered I-joists – lineal feet	485	5
Oriented strand board – square feet (3/8”)	3,485	7
Plywood – square feet (3/8”)	460	2
Veneer – square feet (3/8”)	1,355	6
Hardwood lumber – board feet	300	7

Capacities include:

-     announced closure or indefinite curtailment of two lumber facilities and two veneer mills in early 2009 – Aberdeen Lumber, Pacific Veneer and Pine Hill Lumber and Veneer;

-     indefinite curtailment of two engineered solid section facilities – Colbert Parallam and Deerwood Timberstrand;

-     indefinite curtailment of one engineered I-joist facility – Valdosta; and

-     indefinite curtailment of two oriented strand board mills – Wawa and Hudson Bay.

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2008	2007	2006	2005	2004
Softwood lumber –board feet(1)	4,451	5,490	6,355	6,986	7,187
Engineered solid section – cubic feet(2)	22	28	41	41	42
Engineered I-joists –lineal feet(2)	218	339	473	483	504
Oriented strand board – square feet (3/8”)	2,468	3,428	4,166	4,078	4,081
Plywood – square feet (3/8”)(3)	333	423	900	1,155	1,628
Veneer – square feet (3/8”)(3)(4)	872	1,150	1,739	1,979	2,386
Composite panels – square feet (3/4”) (1)	—	—	666	1,080	1,066
Hardwood lumber – board feet	253	294	324	364	349

(1)   Reflects the divestitures of our B.C. Coastal operations in May 2005, North American composite panel operations in July 2006 and the Domtar Transaction in March 2007.

(2)   Weyerhaeuser engineered I-joist facilities also may produce engineered solid section.

(3)   All Weyerhaeuser plywood facilities also produce veneer.

(4)   Veneer production represents lathe production and includes volumes that are used to produce plywood and engineered lumber products by our mills.

HOW MUCH WE SELL

Revenues of our Wood Products business segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. We provide products and services to the residential construction market under the iLevel®brand. In 2008, our net sales were $3.8 billion compared with $5.7 billion in 2007.

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2008	2007	2006	2005	2004
Softwood lumber(1)	$1,443	$2,241	$2,997	$3,624	$3,915
Engineered solid section	414	608	794	833	701
Engineered I-joists	284	467	670	704	645
Oriented strand board	416	589	939	1,164	1,390
Plywood	202	366	529	735	929
Hardwood lumber	291	355	398	390	365
Other products produced(1)	225	226	214	277	374
Other products purchased for resale	493	847	1,361	1,551	1,456
Total	$3,768	$5,699	$7,902	$9,278	$9,775
(1) Reflects the divestitures of our B.C. Coastal operations in May 2005, North American composite panel operations in July 2006 and the Domtar Transaction in March 2007.

Five-Year Trend for Total Net Sales in Wood Products

Percentage of 2008 Net Sales in Wood Products

Wood Products Volume

The volume of wood products sold in 2008 declined from 2007 primarily due to a significant decline in market demand, resulting from the downturn of the homebuilding and repair and remodel markets. In response to these market conditions in 2007 and 2008, we sold or closed a number of facilities and curtailed production at several other mills. The sales and closures include:

•	Sales:
–	2008 – seven U.S. distribution centers; and
–	2007 – two plywood facilities and 16 Canadian distribution centers.
•	Closures:
–	2008 – three lumber mills, four U.S. distribution centers and two Canadian OSB mills that were curtailed in 2007; and
–	2007 – two lumber mills, one engineered lumber mill, two U.S. distribution centers, a plywood line and a veneer peeling operation.
•	Indefinite curtailment:
–	2008 – one Canadian OSB mill and one engineered lumber mill; and
–	2007 – two Canadian OSB mills and two engineered lumber mills.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	9

Five-Year Summary of Sales Volume for Wood Products

SALES VOLUMES IN MILLIONS
	2008	2007	2006	2005	2004
Softwood lumber(1) – board feet	4,722	6,538	7,871	8,650	8,890
Engineered solid section – cubic feet	23	30	36	38	37
Engineered I-joists – lineal feet	227	338	456	484	496
Oriented strand board – square feet (3/8”)	2,438	3,466	4,096	3,948	4,213
Plywood – square feet (3/8”)	565	1,049	1,663	2,180	2,629
Hardwood lumber – board feet	324	363	412	427	417
(1) Reflects the divestiture of our B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

Wood Products Prices

Prices for wood products in 2008 declined from 2007.

In general, the following factors influence prices for wood products:

•

Overall demand for structural wood products used in new residential construction and the repair and remodel of existing homes affects prices. Residential construction is affected by the rate of household formation and other demographic factors, mortgage interest rates, the need for replacement of existing housing stock and the demand for secondary or vacation homes. Repair and remodel activity is affected by the size and age of existing housing inventory and access to home equity financing and other credit.

•

The availability of supply of commodity building products such as lumber and plywood affects prices. A number of factors can affect supply, including new capacity, weather, raw material quality and availability and rail and truck transportation availability.

•

Proprietary-grade products and services can command higher prices. Our ability to differentiate our products and services from other manufacturers and create demand for them in the marketplace could generate higher prices.

Demand for home construction fell dramatically from 2006 through 2008, with a corresponding drop in demand for the products that we produce and sell. The ongoing oversupply of products has put significant and prolonged downward pressure on prices. This is evident in the following graphs.

Five-Year Summary of Selected Published Lumber Prices – $/MBF

Five-Year Summary of Selected Published Oriented Strand Board Prices – $/MSF

Five-Year Summary of Selected Published Plywood Prices ( 1/2” CDX) – $/MSF

WHERE WE’RE HEADED

Our competitive strategies include:

•	responding to difficult market conditions by actively managing our network of production facilities to balance supply with market demand;
•	achieving operating excellence throughout the delivery chain;
•	taking advantage of our size, scale, expertise and breadth of products that make us unique in serving the residential structural-frame marketplace;
•	developing and delivering innovative homebuilding solutions, such as residential structural frame construction, to meet customers’ needs;
•	meeting international demands for hardwood products by aligning our global supply chain and strengthening our industrial wood products sales capability; and
•	continuing to meet the needs of home-improvement repair and remodel customers.

CELLULOSE FIBERS

Our cellulose fibers (pulp) products are distributed through a global direct sales network, and our liquid packaging products are sold directly to carton and food product packaging converters in North America and Asia. We also have a 50 percent interest in North Pacific Paper Corporation (NORPAC) – a joint venture with Nippon Paper Industries that produces newsprint and high-brightness publication papers.

WHAT WE DO

As one of the world’s largest softwood market pulp producers, we:

•	provide cellulose fibers for targeted specialty markets,
•	work closely with our customers to develop unique or specialized applications and
•	manufacture liquid packaging board used primarily for the production of containers for liquid products.

Cellulose Fibers Products

PRODUCTS	HOW THEY’RE USED
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

WHERE WE DO IT

We have four pulp mills in the southern part of the U.S. and one pulp mill in Canada. We also have a converting facility for modified fibers in Mississippi. Our liquid packaging mill is located in Washington state.

Principal Manufacturing Locations

Locations of our principal manufacturing facilities by major product group are:

•	Pulp
–	U.S. – Georgia, Mississippi and North Carolina
–	Canada – Alberta
•	Modified fiber converting facility
–	U.S. – Mississippi
•	Liquid packaging board
–	U.S. – Washington

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	11

Summary of 2008 Cellulose Fibers Capacities

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,790	5
Liquid packaging board – tons	300	1

Five-Year Summary of Cellulose Fibers Production

PRODUCTION IN THOUSANDS
	2008	2007	2006	2005	2004
Pulp – air-dry metric tons (1)	1,760	1,851	2,588	2,502	2,546
Liquid packaging board – tons	297	283	282	264	266
(1) Reflects Domtar Transaction in March 2007.

HOW MUCH WE SELL

Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution and for direct use. Our net sales were approximately $1.8 billion in 2008 and 2007.

Five-Year Summary of Net Sales for Cellulose Fibers

NET SALES IN MILLIONS OF DOLLARS
	2008	2007	2006	2005	2004
Pulp (1)	$1,357	$1,478	$1,657	$1,482	$1,471
Liquid packaging board	290	247	229	203	208
Other products	118	107	70	51	43
Total	$1,765	$1,832	$1,956	$1,736	$1,722
(1) Reflects Domtar Transaction in March 2007.

Five-Year Trend for Total Net Sales in Cellulose Fibers

Percentage of 2008 Net Sales in Cellulose Fibers

Pulp Volumes

Our sales volume of cellulose fiber products in 2008 was 1.7 million tons – a decrease of 18 percent compared with 2007. This reduction in volume was primarily due to the divestiture of five production facilities in the 2007 Domtar Transaction. Following the divestiture, we entered into a brokerage agreement with Domtar under which we bought and resold pulp for the remainder of 2007. This activity did not continue in 2008 – further reducing our sales volumes.

Other factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product and
•	demand for paper production and diapers.

Five-Year Summary of Sales Volume for Cellulose Fibers

SALES VOLUMES IN THOUSANDS
	2008	2007	2006	2005	2004
Pulp – air-dry metric tons (1)	1,704	2,070	2,621	2,502	2,558
Liquid packaging board – tons	302	286	275	258	276
(1) Reflects the Domtar Transaction in March 2007.

Pulp Prices

Our average pulp prices in 2008 increased compared with 2007 due to:

•	the relative weakness of the U.S. dollar,
•	the level of demand and
•	the world economic environment.

Five-Year Summary of Selected Published Pulp Prices – $/TON

WHERE WE’RE HEADED

Our competitive strategies include:

•	focusing our Cellulose Fibers businesses on value-added products,
•	focusing research and development resources on new ways to expand and improve the range of applications for cellulose fibers and on new product opportunities,
•	providing our customers with access to our technical expertise,
•	improving our cost-competitiveness through operational excellence and noncapital solutions,
•	focusing capital investments on new and improved product capabilities and cost-reduction opportunities and
•	collaborating with third parties to develop new products.

REAL ESTATE

Our Real Estate business segment includes our wholly owned subsidiary Weyerhaeuser Real Estate Company (WRECO) and its subsidiaries. WRECO’s operations are concentrated in projected long-term, high-growth metropolitan areas in the United States.

WHAT WE DO

The Real Estate segment is focused on:

•	constructing single-family housing and
•	developing residential lots for our use and for sale.

Real Estate Products and Activities

PRODUCTS	HOW THEY’RE USED
Single-family housing	Residential living
Land development	Residential lots and land for construction and sale, master-planned communities
Other	Residential homebuilding investment management

WHERE WE DO IT

Our operations are concentrated in select metropolitan areas:

•	Single-family housing and land development
–	Arizona, California, Maryland, Nevada, Oregon, Texas, Virginia and Washington
•	Real estate investment management offices
–	California, Illinois and Washington

HOW MUCH WE SELL

We are one of the top 20 homebuilding companies in the U.S. as measured by annual single-family home closings.

Our revenues decreased to $1.4 billion in 2008 – 40 percent – from $2.4 billion in 2007, primarily due to a 28 percent decline in single-family closings. The decline in home closings is the result of weak financial markets, tight lending standards and the collapse of consumer confidence, which continues to put downward pressure on pricing.

The following factors affect revenues in our Real Estate business segment:

•	Market prices of the homes that we construct for sale may vary.
•	The product and geographic mix of sales vary based on the following:
–	We build in a variety of locations. Market conditions vary by geography, which affects total revenues.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	13

–

We provide homes at a range of price points to meet our target customers’ needs from entry-level products in Washington state to move-up, custom homes in Southern California and the Washington, D.C., metro area. The mix of these sales affects total revenues.

–

We build both traditional, single-family, detached homes and attached products such as town homes and condominiums. The mix of price points at which these products sell creates variability in our revenue from period to period.

•	Land and lot sales are a component of our activities. These sales do not occur evenly from year to year, but average approximately 5 percent to 15 percent of total Real Estate revenues annually.
•	From time to time, we sell apartment buildings we have constructed.

Five-Year Summary of Revenue for Real Estate

REVENUE IN MILLIONS OF DOLLARS
	2008	2007	2006	2005	2004
Single-family housing	$1,294	$2,079	$2,951	$2,686	$2,193
Land development	99	213	310	202	284
Other	15	67	74	27	18
Total	$1,408	$2,359	$3,335	$2,915	$2,495
Reflectsthe acquisition of Maracay Homes in February 2006.

Five-Year Trend for Total Net Sales in Real Estate

Percentage Breakdown of 2008 Net Sales in Real Estate

Five-Year Summary of Single-Family Unit Statistics

SINGLE-FAMILY UNIT STATISTICS
	2008	2007	2006	2005	2004
Homes sold	2,545	4,152	4,541	5,685	5,375
Homes closed	3,188	4,427	5,836	5,647	5,264
Homes sold but not closed	581	1,224	1,499	2,410	2,372
Single-family gross margin – excluding impairments (%)(1)	11.5%	21.2%	27.6%	32.8%	29.7%
(1) Single-family gross margin equals revenue less cost of sales and period costs other than impairments. Reflects the acquisition of Maracay Homes in February 2006.

WHERE WE’RE HEADED

Our competitive strategies include:

•	delivering quality homes to satisfied customers – a principle we measure through “willingness to refer” rates from surveys of homebuyers;
•	focusing on reducing costs, generating cash and reducing debt;
•	applying distinct value propositions that target a specific market niche in each of our chosen geographies;
•	replicating best practices developed in each geographic area; and
•	reducing and rebalancing our land portfolio.

FINE PAPER

On March 7, 2007, our fine paper operations and related assets were divested in the Domtar Transaction. As a result, the year ended December 30, 2007, includes nine weeks of fine paper operations. Subsequent to the first quarter of 2007, we no longer have results of operations for the Fine Paper segment.

Five-Year Summary of Net Sales for Fine Paper

NET SALES IN MILLIONS OF DOLLARS
	2008	2007	2006	2005	2004
Paper	$–	$432	$2,470	$2,417	$2,226
Coated groundwood	–	26	171	180	156
Other products	–	1	4	3	11
Total	$–	$459	$2,645	$2,600	$2,393
2007 includes nine weeks of operations prior to the divestiture of the Fine Paper business.

Five-Year Summary of Sales Volume for Fine Paper

SALES VOLUMES IN THOUSANDS
	2008	2007	2006	2005	2004
Paper – tons(1)	–	461	2,749	2,996	2,876
Coated groundwood – tons	–	38	234	232	243
Paper converting – tons	–	318	1,932	1,964	1,839
(1) Paper sales include unprocessed rolls and converted paper volumes. 2007 includes nine week of operations prior to the divestiture of the Fine Paper business.

Five-Year Summary of Fine Paper Production

PRODUCTION IN THOUSANDS
	2008	2007	2006	2005	2004
Paper – tons(1)	–	444	2,796	3,060	3,006
Coated groundwood – tons	–	43	230	234	240
Paper converting – tons	–	318	1,931	1,950	1,838
(1) Paper production includes unprocessed rolls and converted paper volumes. 2007 includes nine weeks of operations prior to the divestiture of the Fine Paper business.

CONTAINERBOARD, PACKAGING AND RECYCLING

On August 4, 2008, our Containerboard, Packaging and Recycling business was sold to International Paper Company. As a result, the fiscal year ended December 31, 2008, includes 31 weeks of Containerboard, Packaging and Recycling operations.

Five-year Summary of Containerboard, Packaging and Recycling Production

PRODUCTION IN THOUSANDS
	2008	2007	2006	2005	2004
Containerboard – tons(1)	3,639	6,106	6,260	6,268	6,291
Packaging – MSF(2)	44,376	77,221	79,851	78,089	77,822
Recycling – tons(3)	3,923	6,655	6,829	6,743	6,718
Kraft bags and sacks – tons	52	93	82	88	94

(1)   Containerboard production represents machine production and includes volumes that are further processed into packaging and kraft bags and sacks by company facilities.

(2)   Packaging production capacity is based on corrugator production.

(3)   Recycling production includes volumes processed in Weyerhaeuser recycling facilities that are consumed by company facilities and brokered volumes.

2008 includes 31 weeks of operations prior to the sale of the Containerboard, Packaging and Recycling business.

Five-Year Summary of Net Sales for Containerboard, Packaging and Recycling

NET SALES IN MILLIONS OF DOLLARS
	2008	2007	2006	2005	2004
Containerboard	$301	$457	$377	$395	$368
Packaging	2,449	4,019	3,931	3,710	3,584
Recycling	275	413	345	352	347
Kraft bags and sacks	56	96	88	83	80
Other products	88	183	171	167	156
Total	$3,169	$5,168	$4,912	$4,707	$4,535
2008 includes 31 weeks of operations prior to the sale of the Containerboard, Packaging and Recycling business.

Five-Year Summary of Sales Volume for Containerboard, Packaging and Recycling

SALES VOLUMES IN THOUSANDS
	2008	2007	2006	2005	2004
Containerboard – tons	603	957	856	1,046	1,001
Packaging – MSF	42,566	73,572	74,867	73,631	72,885
Recycling – tons	1,556	2,580	2,875	2,728	2,694
Kraft bags and sacks – tons	56	99	89	89	95
2008 includes 31 weeks of operations prior to the sale of the Containerboard, Packaging and Recycling business.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	15

CORPORATE AND OTHER

WHAT WE DO

Our Corporate and Other segment includes:

•	governance-related corporate support activities and companywide initiatives such as major system and infrastructure deployments;
•	transportation operations – including Westwood Shipping Lines and five short-line railroads – which provide services to our manufacturing operations and to third parties; and
•	results of international operations that have been disposed of and results of our investment in Uruguay prior to its restructuring in the second quarter of 2008.

We also record certain gains or charges in the Corporate and Other segment related to dispositions or events that generally are not related to an individual operating segment.

The following changes were made to the Corporate and Other segment during 2008:

International Operations

Ongoing operations outside of North America, which previously were reported as part of the Corporate and Other segment, are reported as part of the Timberlands segment. Segment results for prior periods have been recast to present information consistent with the current presentation.

Pension and Postretirement Credits (Costs)

Allocation of credits (costs) to the forest products operating segments ceased as of the beginning of 2008 for pension and as of the beginning of the third quarter for postretirement. Prior periods were not recast to reflect the change in allocation methodology. Except as listed below, pension and postretirement credits (costs) are now held in the Corporate and Other segment.

•	Certain union-negotiated postretirement benefits are reflected in the Cellulose Fibers segment.
•	Pension and postretirement credits (costs) related to real estate operations are reported in the Real Estate segment.

WHERE WE DO IT

Our transportation operations include our marine operations, which provide shipping between North America and Asia, and our railroad operations, which are located in the western and southern U.S.

As part of our strategic restructuring of our international holdings, we:

•	sold our Irish composite panels operation – November 2006;
•	restructured our investment in our Uruguay joint ventures in preparation for a partitioning of the assets with the joint venture owners – June 2007;
•	sold our investment in our New Zealand joint venture, Nelson Forests – October 2007;
•	completed the partitioning of assets related to our Uruguay joint ventures – April 2008; and
•	sold our investment in our Australian operations – July 2008.

See Note 7: Equity Affiliates in the Notes to Consolidated Financial Statements for more information related to our joint ventures.

HOW MUCH WE SELL

Sales and revenues for our Corporate and Other segment are primarily related to our marine transportation and discontinued international operations. In 2008, our net sales were $392 million compared with $432 million in 2007. The decline in revenues is primarily due to the sale of the Australian operations in July 2008.

Factors that affect revenues in our transportation operations include:

•	international trade levels between North America and its trading partners in Asia,
•	the profile of our competition within our shipping lanes and
•	overall demand for forest products.

Five-Year Summary of Revenue for Corporate and Other

REVENUE IN MILLIONS OF DOLLARS
	2008	2007	2006	2005	2004
Transportation	$259	$223	$198	$203	$194
International wood products(1)(2)	133	209	277	386	380
Other	–	–	2	9	–
Total	$392	$432	$477	$598	$574

(1)   Restated to exclude ongoing international operations now reported as part of the Timberlands segment.

(2)   Reflects the divestitures of our French composite panels operations in December 2005 and our Irish composite panels operation in November 2006.

Five-Year Trend for Total Net Sales in Corporate and Other

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS

Many social values are expressed in the laws and regulations that pertain to growing and harvesting timber. We participate in voluntary certification of our timberlands to assure that we sustain their values including the protection of wildlife and water. Changes in law and regulation can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.

ENDANGERED SPECIES PROTECTIONS

In the U.S., a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws. Some of these listed species include the northern spotted owl, the marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest and the red-cockaded woodpecker, gopher tortoise and American burying beetle in the Southeast. Additional species or populations may be listed as threatened or endangered as a result of pending or future citizen petitions or petitions initiated by federal or state agencies.

Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some of our timberlands. Additional listings of fish and wildlife species as endangered, threatened or sensitive under the ESA or similar state laws as well as regulatory actions taken by federal or state agencies to protect habitat for these species may, in the future, result in additional restrictions on our timber harvests and other forest management practices. They also could increase our operating costs and affect timber supply and prices in general.

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

REGULATIONS AFFECTING FORESTRY PRACTICES

In the U.S., regulations established by federal, state and local governments or agencies to protect water quality and wetlands could affect future harvests and forest management practices on some of our timberlands. Forest practice acts in some states in the U.S. increasingly affect present or future harvest and forest management activities. For example, in some states, these acts limit the size of clearcuts, require some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulate construction and maintenance of forest roads, require reforestation following timber harvest and contain procedures for state agencies to review and approve proposed forest practice activities. Some states and local governments regulate certain forest practices through various permit programs. Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats, or achieve other public policy objectives.

Our forest operations in Canada are carried out on public forestlands under forest licenses. All forest operations are subject to forest practices and environmental regulations, and operations under licenses also are subject to contractual requirements between us and the relevant province designed to protect environmental and other social values.

FOREST CERTIFICATION STANDARDS

We operate in the U.S. under the Sustainable Forestry Initiative®. This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. The Sustainable Forestry Initiative® is an independent standard, overseen by a governing board consisting of conservation organizations, academia, the forest industry and large and small forest landowners. Compliance with the Sustainable Forestry Initiative® may result in some increases in our operating costs and curtailment of our timber harvests in some areas. In Canada, we participate in the Canadian Standards Association Sustainable Forest Management System standard, a voluntary certification system that further protects certain public resources and values. Compliance with this standard will result in some increases in our operating costs and curtailment of our timber harvests in some areas in Canada.

WHAT THESE REGULATIONS AND CERTIFICATION PROGRAMS MEAN TO US

The regulatory and nonregulatory forest management programs described above have increased our operating costs, resulted in changes in the value of timber and logs from our timberlands, and contributed to increases in the prices paid for wood products and wood chips during periods of high demand. These kinds of programs also can make it more difficult for us to respond to rapid changes in markets, extreme weather or other unexpected circumstances. One additional effect may be further reductions in the usage of, or substitution of other products for,

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	17

lumber and plywood. We believe that these kinds of programs have not had, and in 2009 will not have, a significant effect on the total harvest of timber in the U.S. or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

CANADIAN ABORIGINAL RIGHTS

Many of the Canadian forestlands also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia (B.C.) is not covered by treaties, and as a result the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of B.C. and Canada. Final or interim resolution of claims brought by aboriginal groups is expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2009, although they may have such an effect in the future. In 2008, the Forest Products Association of Canada (FPAC), of which we are a member, signed a Memorandum of Understanding with the Assembly of First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal youth.

POLLUTION-CONTROL REGULATIONS

Our operations also are subject to federal, state, provincial and local pollution controls with regard to air, water and land; solid and hazardous waste management; and disposal and remediation laws and regulations in all areas in which we have operations. We also are subject to market demands with respect to chemical content of some of our products. Compliance with these laws, regulations and demands usually involves capital expenditures as well as additional operating costs. We cannot easily quantify the future amounts of capital expenditures we might have to make to comply with these laws, regulations and demands or the effects on our operating costs because in some instances compliance standards have not been developed or have not become final or definitive. In addition, when we make changes in operations to comply with regulatory standards, we frequently are making changes for other purposes as well. These purposes might include the extension of facility life, an increase in capacity, changes in raw material requirements, or an increase in the economic value of assets or products.

It is difficult to isolate the environmental component of most manufacturing capital projects, but we estimate that our capital expenditures for environmental compliance were approximately $16 million in 2008 (approximately 4 percent of total capital expenditures, excluding acquisitions and Real Estate). Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect that capital expenditures for environmental compliance will be approximately $5 million in 2009 (approximately 2 percent of expected total capital expenditures, excluding acquisitions and Real Estate).

ENVIRONMENTAL CLEANUP

We are involved in the environmental investigation or remediation of numerous sites we presently own or formerly owned. Of these sites, we may have the sole obligation to remediate or may share that obligation with one or more parties. In some instances, several parties have joint and several obligations to remediate. Some sites are Superfund sites where we have been named as a potentially responsible party. Our liability with respect to these various sites ranges from insignificant to substantial. The amount of liability depends on the quantity, toxicity and nature of materials at the site and depends on the number and economic viability of the other responsible parties.

We spent approximately $9 million in 2008 and expect to spend approximately $7 million in 2009 on environmental remediation of these sites. It is our policy to accrue for environmental-remediation costs when we determine it is probable that such an obligation exists and can reasonably estimate the amount of the obligation. We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $37 million. The excess amounts required may be insignificant or could range, in the aggregate, up to approximately $36 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.

The United States Environmental Protection Agency (EPA) has promulgated regulations for air emissions from pulp and paper manufacturing facilities, wood products facilities and industrial boilers. These regulations cover hazardous air pollutants that require use of maximum achievable control technology (MACT) and controls for pollutants that contribute to smog and haze. In recent D.C. Circuit Court decisions, the MACT standards for air emissions from industrial boilers and process heaters were vacated and the standards for plywood and composite wood products were remanded to the EPA. The EPA must promulgate supplemental MACT standards for plywood and composite products and new MACT standards for boilers. Pending final action by the EPA, some states may implement MACT requirements for boilers on a case-by-case basis. We anticipate that we might spend as much as $30 million to $100 million over the next few years to comply with the MACT standards after they have been determined by the EPA and the states. We cannot currently quantify the amount of capital we will need in the future to comply with new regulations being developed by the EPA or Canadian environmental agencies because final rules have not been promulgated. However, at this time we anticipate that compliance with the new regulations will not result in capital expenditures in any year that is material in relation to our annual capital expenditures.

In 2006, we adopted a goal of reducing greenhouse gas emissions by 40 percent by 2020 compared with our emissions in 2000, assuming a comparable portfolio and regulations. We intend to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels. During 2007, we divested our Fine Paper operations and related assets and during 2008 we completed the sale of our Containerboard, Packaging and Recycling business. These transactions removed several high greenhouse gas-emitting operations from our manufacturing portfolio. In accord with generally accepted, voluntary greenhouse gas accounting standards, we will adjust our baseline year 2000 values and subsequent year greenhouse gas inventory values to reflect these changes.

In 2007, the U.S. Supreme Court ruled that greenhouse gases are pollutants that can be subject to regulation under the Clean Air Act. As a result of this ruling, the EPA may regulate greenhouse gas emissions. Some state governments also have released policy proposals that indicate they may regulate greenhouse gas emissions in the future. In addition, we anticipate Congress will consider and adopt new legislation regulating greenhouse gas emissions within the next few years. It is not yet known when and to what extent these federal and state policy activities may come into force or how any future federal and state greenhouse gas regulatory programs may relate to each other. A multistate and federal greenhouse gas emissions reduction trading system may be put in place in the future with potentially significant implications for all U.S. businesses. We believe these measures have not had, and in 2009 will not have, a significant effect on Weyerhaeuser’s operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA

We actively participate in negotiations between the FPAC and Natural Resources Canada to define industry obligations for complying with Canada’s national plan for reducing greenhouse gas emissions over the next several years. FPAC continues to work with international, national and regional policy makers in their efforts to develop technically sound and economically viable policies, practices and procedures for measuring, reporting and managing greenhouse gas emissions.

In 2007, the Canadian federal government proposed a regulatory framework for air emissions that adopts some aspects of the Kyoto Protocol. The federal framework calls for mandatory reductions in greenhouse gas emissions for heavy industrial emissions producers, among other measures, to be put in place by 2010. Canadian provincial governments also are working on emissions-reduction strategies. For example, the province of Alberta has adopted rules requiring mandatory reporting and reduction of greenhouse gas emissions by large emitters. One of the company’s pulp mills is subject to these rules, but we believe the mill will be able to comply with the rules as a result of productivity and energy systems currently in place. It is not yet known what final requirements will come into force or how any provincial and federal plans that may be put into place will relate to each other. A Canadian emissions trading system may be put in place in the future with potentially significant implications for Canadian businesses. We believe these measures have not had, and in 2009 will not have, a significant effect on Weyerhaeuser’s operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

POTENTIAL CHANGES IN POLLUTION REGULATION

The EPA has repealed the regulations promulgated in 2000 that would have required states to develop total maximum daily load (TMDL) allocations for pollutants in water bodies determined to be water-quality-impaired. However, states continue to promulgate TMDL requirements. State TMDL requirements may set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants. It is not possible to estimate the capital expenditures that may be required for us to meet pollution allocations across the various proposed state TMDL programs until a specific TMDL is promulgated.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	19

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements according to the Private Securities Litigation Reform Act of 1995. These statements:

•	use forward-looking terminology,
•	are based on various assumptions we make and
•	may not be accurate because of risks and uncertainties surrounding the assumptions we make.

Factors listed in this section – as well as other factors not included – may cause our actual results to differ from our forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. If any of the events occur, there is no guarantee what effect it will have on our operations or financial condition.

We will not update our forward-looking statements after the date of this report.

FORWARD-LOOKING TERMINOLOGY

Some forward-looking statements discuss our plans, strategies and intentions. They use words such as expects, may, will, believes, should, approximately, anticipates, estimates and plans. In addition, these words may use the positive or negative or a variation of those terms.

STATEMENTS

We make forward-looking statements of our expectations regarding the first quarter of 2009, including:

•	our markets,
•	earnings and performance of our business segments,
•	demand and pricing for our products,
•	reduced fee harvest volumes,
•	decreased sales and closing of homes,
•	losses from operations in Wood Products as a result of continuing poor market conditions,
•	decreased price of pulp in Cellulose Fibers businesses and increased maintenance costs,
•	energy costs and
•	decreased capital expenditures.

In addition, we base our forward-looking statements on the expected effect of:

•	the economy;
•	foreign exchange rates, primarily the Canadian dollar and the euro;
•	adverse litigation outcomes and the adequacy of reserves;
•	regulations;
•	changes in accounting principles;
•	contributions to pension plans;
•	projected benefit payments;
•	projected tax rates;
•	loss of tax credits; and
•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

Major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;
•	market demand for our products, which is related to the strength of the various U.S. business segments;
•	availability of capital;
•	energy prices;
•	raw material prices;
•	chemical prices;
•	performance of our manufacturing operations including unexpected maintenance requirements;
•	successful execution of our internal performance plans and cost-reduction initiatives;
•	level of competition from domestic and foreign producers;
•	forestry, land use, environmental and other governmental regulations;
•	weather;
•	loss from fires, floods, windstorms, pest infestations and other natural disasters;
•	transportation costs;
•	legal proceedings;
•	performance of pension fund investments and derivatives;
•	changes in accounting principles;
•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation; and
•	other factors described under Risk Factors.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan and China;
•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and the Canadian dollar; and
•	restrictions on international trade or tariffs imposed on imports.

RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition, our results of operations and the trading price of our common stock.

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

RISKS RELATED TO OUR INDUSTRIES AND BUSINESS

MACROECONOMIC CONDITIONS

The industries in which we operate are sensitive to macroeconomic conditions and consequently highly cyclical.

The overall levels of demand for the products we manufacture and distribute and consequently our sales and profitability reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide as well as on local economic conditions. The current significant recession in the United States and the global economic downturn, combined with the dislocation in the financial markets and decreased availability of credit, has resulted in a significant downturn for the homebuilding industry (including the company’s Real Estate businesses), increased inventories of available new homes, significant declines in home prices, loss of home-equity values and loss of consumer confidence and demand. Our Wood Products segment is highly dependent on the strength of the homebuilding industry and the downturn in that industry has resulted in significant decreases in the prices of and demand for wood products and building materials. This has been further reflected in declining prices and demand for logs and reduced harvests in our Timberland segment. The global economic downturn also has adversely affected demand for consumer products generally, including products containing pulp, resulting in significant decreases in the price of pulp. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions. Consumer demand could continue to decline as a result of the current economic conditions, further adversely affecting our businesses.

COMMODITY PRODUCTS

Many of our products are commodities that are widely available from other producers.

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. Prices for our products are affected by many factors outside of our control, and we have little influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control. Prices of and demand for many of our products have declined significantly in recent quarters, while many of our raw material or energy costs have increased. This has adversely affected both our sales and profitability.

INDUSTRY SUPPLY OF LOGS, WOOD PRODUCTS AND PULP

Excess supply of products may adversely affect prices and margins.

Industry supply of logs, wood products and pulp is subject to changing macroeconomic and industry conditions that may cause producers to idle or permanently close individual machines or entire mills or to decrease harvest levels. To avoid substantial cash costs in connection with idling or closing a mill, some producers choose to continue to operate at a loss, which could prolong weak prices due to oversupply. Oversupply of products also may result from producers introducing new capacity or increasing harvest levels in response to favorable short-term pricing trends. Industry supplies of pulp also are influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar in recent years has improved the company’s competitive position and mitigated the levels of imports, the recent strengthening of the U.S. dollar and decreases in demand for consumer products in emerging markets may result in increased imports of pulp from overseas, resulting in lower prices. Continuation of these factors could materially and adversely affect sales volumes and margins of our operations.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	21

HOMEBUILDING MARKET AND ECONOMIC RISKS

The homebuilding industry is in the midst of a significant downturn and a continuing decline in demand coupled with an increase in the inventory of available homes could continue to adversely affect our sales volume, pricing and margins and result in further impairments.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During 2007 and 2008, the mortgage industry experienced significant instability and increasing default rates, particularly with regard to subprime and other nonconforming loans, causing many lenders to tighten credit requirements and reduce the number of mortgage loans available for financing home purchases. The turmoil in the financial and credit markets increased significantly during the fourth quarter of 2008, including the failure or sale of various financial institutions and an unprecedented level of intervention from the U. S. government. The significant increase in unemployment during 2008, coupled with accelerating foreclosure rates and distress sales of houses, increasing inventories of unsold homes, significant declines in home values and a collapse of consumer confidence has resulted in significant declines in demand for new homes and increasing cancellation rates in all of our markets, as homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home. These factors have resulted in reduced margins and prices and a higher level of sales incentives in many of our markets.

The company has traditionally carried a larger supply of land for development than many of our competitors. Some of the land was purchased during the last few years. Land prices have fallen in these markets and may continue to fall. We also hold options to purchase land at prices that no longer are attractive or in areas that may not be attractive for development in the near future. As new housing demand in our markets has fallen significantly, we have elected to sell some of our land and lots at a loss or declined to exercise high price options, even though that required us to forfeit deposits and write off preacquisition land-development costs. We also have changed our competitive strategies in some markets and elected to discontinue or postpone development in other markets in response to the downturn. As a result, we have been required to take substantial write-downs of the carrying value of our land inventory.

CAPITAL MARKETS

Recent deterioration in economic conditions and the credit markets could adversely affect our access to capital.

Financial and credit markets have been experiencing a period of turmoil that has included the failure or sale of various financial institutions and an unprecedented level of intervention from the United States government. While it is difficult to predict the ultimate results of these events, they may impair the company’s ability to borrow money. Similarly, our customers may be unable to borrow money to fund their operations.

Continued deteriorating or volatile market conditions could:

•	adversely affect our ability to access credit markets on terms acceptable to us,
•	limit our capital expenditures for repair or replacement of existing facilities or equipment,
•	adversely affect our compliance with covenants under existing credit agreements,
•	result in adverse changes in the credit ratings of our debt securities,
•	have an adverse effect on our customers and suppliers and their ability to purchase our products,
•	adversely affect the banks providing financial security for the transaction structures used to defer taxes related to several major sales of timber,
•	adversely affect the performance of our pension plans requiring additional company contributions and
•	reduce our ability to take advantage of growth and expansion opportunities.

CHANGES IN CREDIT RATINGS

Changes in credit ratings issued by nationally recognized sta- tistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing, and have an adverse effect on the market price of our securities.

SUBSTITUTION

Some of our products are vulnerable to declines in demand due to competing technologies or materials.

Our products may compete with nonfiber-based alternatives or with alternative products in certain market segments. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to the products produced by our Wood Products businesses such as lumber, veneer, plywood and oriented strand board. Changes in prices for oil, chemicals and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase substitution of those products for our products. As the use of these alternatives grows, demand for our products may further decline.

CHANGES IN PRODUCT MIX OR PRICING

Our results of operations and financial condition could be materially adversely affected by changes in product mix or pricing.

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

The company has substantial capital requirements for expansion and repair or replacement of existing facilities or equipment. Although we maintain our production equipment with regular scheduled maintenance, key pieces of equipment may need to be repaired or replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flows.

We believe our capital resources will be adequate to meet our current projected operating needs, capital expenditures and other cash requirements. If for any reason we are unable to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

ENVIRONMENTAL LAWS AND REGULATIONS

We could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•	air emissions;
•	wastewater discharges;
•	harvesting;
•	silvicultural activities;

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	23

•	the storage, management and disposal of hazardous substances and wastes;
•	the cleanup of contaminated sites;
•	landfill operation and closure obligations;
•	forestry operations and endangered species habitat; and
•	health and safety matters.

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

As the owner and operator of real estate, including in our homebuilding business, we may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations. The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our sites or third-party sites may result in significant additional costs. Any material liability we incur could adversely affect our financial condition or preclude us from making capital expenditures that otherwise would benefit our business.

We also anticipate public policy developments at the state, federal and international level regarding climate change and energy access, security and competitiveness. We expect these developments to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon. Compliance with regulations that implement new public policy in these areas might require significant expenditures. Enactment of new environmental laws or regulations or changes in existing laws or regulations, or the interpretation of these laws or regulations, might require significant expenditures.

CURRENCY EXCHANGE RATES

We will be affected by changes in currency exchange rates.

We have manufacturing operations in Canada, Uruguay and Brazil, and we are also a large exporter and, as a result, are affected by changes in currency exchange rates, particularly the value of the U.S. dollar relative to the euro and the Canadian dollar.

AVAILABILITY OF RAW MATERIALS AND ENERGY

Our business and operations could be materially adversely affected by changes in the cost or availability of raw materials and energy.

We rely heavily on certain raw materials (principally wood fiber and chemicals) and energy sources (principally natural gas, electricity, coal and fuel oil) in our manufacturing processes. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through hedging arrangements, price increases, productivity improvements or cost-reduction programs.

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

If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value – or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost.

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

LEGAL PROCEEDINGS

We are a party to a number of legal proceedings, and adverse judgments in certain legal proceedings could have a material adverse effect on our financial condition.

The costs and other effects of pending litigation against us and related insurance recoveries cannot be determined with certainty. Although the disclosure in Note 16: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements contains management’s current views of the effect such litigation will have on our financial results, there can be no assurance that the outcome of such proceedings will be as expected.

For example, there have been several lawsuits filed against us alleging that we violated U.S. antitrust laws. Several lawsuits have been filed since 2000 in U.S. District Court in Oregon alleging we had monopoly power or attempted to gain monopoly power for alder logs and finished alder lumber in the Pacific Northwest market (the Alder Cases). In 2006, a series of lawsuits against us and other manufacturers of oriented strand board (OSB) were consolidated into one case in the U.S. District Court in Pennsylvania on behalf of purchasers of OSB. The lawsuit alleged that the manufacturers conspired to fix and raise OSB prices and caused the purchasers of OSB to pay artificially inflated prices. In the event liability is found in an antitrust case, the damages proved at trial are trebled. Jury verdicts and damages imposed against us in two of the Alder Cases were vacated as a result of a ruling by the U.S. Supreme Court in our favor in one of the Alder Cases and we have settled three of these cases, but one case is still pending. In the OSB case, the U.S. District Court issued a number of rulings approving class-action status for various classes of direct and indirect purchasers for the period June 2002 through February 2006. We settled with both classes of purchasers in first quarter 2008.

It is possible that there could be adverse judgments against us in some or all major litigation against us and that we could be required to take a charge for all or a portion of any damage award. Any such charge could materially and adversely affect our results of operations for the quarter or year in which we record it.

EXPORT TAXES

We may be required to pay significant export taxes or countervailing and anti-dumping duties for exported products.

We may experience reduced revenues and margins on some of our businesses as a result of export taxes or countervailing and anti-dumping duty applications. For example, in 2001, a group of companies filed petitions with the U.S. Department of Commerce and the International Trade Commission claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports into the U.S. from Canada were being sold in U.S. markets at less than their fair value. We have softwood lumber facilities in Canada that export lumber into the U.S. We paid a total of $370 million in deposits for countervailing duty and anti-dumping tariffs from 2002 through 2006 related to those lumber exports. The U.S. and Canadian governments reached a settlement of the dispute in 2006. As a result of the settlement, we received a refund of $344 million in the fourth quarter of 2006. However, our Canadian softwood lumber facilities will have to pay an export tax when the price of lumber is at or below a threshold price. The export tax could be as high as 22.5 percent if a province exceeds its total allotted export share. Similar types of actions have been initiated from time to time against us and other U.S. producers of products such as paper or lumber by countries such as China and Korea. It is possible that countervailing duty and antidumping tariffs, or similar types of tariffs could be imposed on us in the future. We may experience reduced revenues and margins in any business that is subject to such tariffs or to the terms of the settlements of such international disputes. These tariffs or settlement terms could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets.

NATURAL DISASTERS

Our business and operations could be adversely affected by weather, fire, infestation or natural disasters.

Our timberlands assets may be damaged by adverse weather, severe wind and rainstorms, fires, pest infestation or other natural disasters. Because our manufacturing processes primarily use wood fiber, in many cases from our own timberlands, in the event of material damage to our timberlands, our operations could be disrupted or our production costs could be increased.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

STOCK-PRICE VOLATILITY

The price of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Related to our Industries and Business” and the following:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	25

•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments;
•	our growth rate and our competitors’ growth rates;
•	the financial market and general economic conditions;
•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock;
•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
•	changes in accounting principles.

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

PROPERTIES

Details about our facilities, production capacities and locations are found in the Our Business – What We Do section of this report.

•	For details about our Timberlands properties, go to Our Business/What We Do/Timberlands/Where We Do It.
•	For details about our Wood Products properties, go to Our Business/What We Do/Wood Products/Where We Do It.
•	For details about our Cellulose Fibers properties, go to Our Business/What We Do/Cellulose Fibers/Where We Do It.
•	For details about our Real Estate properties, go to Our Business/What We Do/Real Estate/Where We Do It.

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities do not include any capacity for facilities that were sold or permanently closed as of year-end 2008.

LEGAL PROCEEDINGS

See Note 16: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements for a summary of legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange and
•	Chicago Stock Exchange

As of December 31, 2008, there were approximately 11,088 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2008 and 2007 are included in Note 26 of Notes to Consolidated Financial Statements.

On December 19, 2008, we announced a new share-repurchase program. The board of directors authorized the repurchase of up to $250 million of our outstanding common shares. No shares were repurchased during 2008.

INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders(1)(2)	12,568,031	$65.82	6,700,392
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	12,568,031	$65.82	6,700,392

(1)   Includes 453,396 performance share units at the maximum award level. Because there is no exercise price associated with performance share units, such share units are not included in the weighted average price calculation.

(2)   Includes 673,261 restricted stock units. Because there is no exercise price associated with restricted stock units, such stock units are not included in the weighted average price calculation.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	27

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and Performance Peer Group

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2003, in Weyerhaeuser common stock, the S&P 500 and Weyerhaeuser’s current performance peer group described below.
•	Total return assumes dividends are reinvested quarterly.
•	Measurement dates are the last trading day of the calendar year shown.

In 2006, we adopted a new peer group for performance comparisons. Recent consolidation in the forest products industry has decreased the number of our direct peers in the sector, and shareholders measure our performance against a broader set of peers. The compensation committee of the board of directors selected a broader-sized range of basic materials companies that typically have been used by shareholders as benchmarks for our performance. The performance peer group currently includes Alcoa, Air Products & Chemicals, Ball Corp., Celanese AG, Domtar Inc., Dow Chemical, DuPont, Eastman Chemical, Huntsman, International Paper, Louisiana-Pacific, MeadWestvaco, Monsanto, Nucor, Owens-Illinois, Praxair, PPG Industries, Rohm & Haas, Smurfit-Stone and U.S. Steel.

SELECTED FINANCIAL DATA

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER SHARE
	2008	2007	2006	2005	2004	2003
Basic earnings (loss) from continuing operations before effect of accounting changes	$(8.61)	(1.15)	3.45	3.65	4.39	0.94
Basic earnings (loss) from discontinued operations(1)	3.04	4.75	(1.60)	(0.65)	1.06	0.36
Effect of accounting changes(2)	—	—	—	—	—	(0.05)
Basic net earnings (loss)	$(5.57)	3.60	1.85	3.00	5.45	1.25
Diluted earnings (loss) from continuing operations before effect of accounting changes	$(8.61)	(1.15)	3.44	3.63	4.37	0.94
Diluted earnings (loss) from discontinued operations(1)	3.04	4.75	(1.60)	(0.65)	1.06	0.36
Effect of accounting changes(2)	—	—	—	—	—	(0.05)
Diluted net earnings (loss)	$(5.57)	3.60	1.84	2.98	5.43	1.25
Dividends paid	$2.40	2.40	2.20	1.90	1.60	1.60
Shareholders’ interest (end of year)	$22.78	37.80	38.17	39.97	38.17	31.95
FINANCIAL POSITION
	2008	2007	2006	2005	2004	2003
Total assets:(1)
Weyerhaeuser	$14,080	20,026	23,238	25,322	27,482	26,595
Real Estate	2,655	3,780	3,624	2,907	2,472	2,004
Total	$16,735	23,806	26,862	28,229	29,954	28,599
Long-term debt (net of current portion):
Weyerhaeuser:
Long-term debt	$5,153	6,059	7,069	7,404	9,277	11,503
Capital lease obligations	—	2	44	64	86	3
Total	$5,153	6,061	7,113	7,468	9,363	11,506
Real Estate:
Long-term debt	$404	461	605	601	853	870
Shareholders’ interest	$4,814	7,981	9,085	9,800	9,255	7,109
Percent earned on average shareholders’ interest	(18.4)%	9.3%	4.8%	7.7%	15.7%	4.0%
OPERATING RESULTS
	2008	2007	2006	2005	2004	2003
Net sales and revenues:
Weyerhaeuser	$6,610	8,465	10,138	11,013	11,204	9,556
Real Estate	1,408	2,359	3,335	2,915	2,495	2,029
Total	$8,018	10,824	13,473	13,928	13,699	11,585
Earnings (loss) from continuing operations before effect of accounting changes:
Weyerhaeuser	$(972)	(380)	394	435	657	(37)
Real Estate	(847)	129	451	458	376	245
Subtotal	(1,819)	(251)	845	893	1,033	208
Earnings (loss) from discontinued operations(1)	643	1,041	(392)	(160)	250	80
Effect of accounting changes(2)	—	—	—	—	—	(11)
Net earnings (loss)	$(1,176)	790	453	733	1,283	277
STATISTICS (UNAUDITED)
	2008	2007	2006	2005	2004	2003
Number of employees	19,843	37,857	46,737	49,887	53,646	55,162
Number of shareholder accounts at year-end:
Common	11,088	10,489	11,471	12,151	12,819	13,726
Exchangeable	—	1,037	1,169	1,227	1,320	1,388
Number of shares outstanding at year-end (thousands):
Common	211,289	209,546	236,020	243,138	240,360	220,201
Exchangeable	—	1,600	1,988	2,045	2,111	2,293
Weighted average shares outstanding – basic (thousands)	211,258	219,305	244,931	244,447	235,453	221,595

(1)	A summary of our discontinued operations is presented in Note 3: Discontinued Operations and Assets Held for Sale in the Notes to Consolidated Financial Statements.
(2)	We adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of the beginning of 2003.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	29

MANAGEMENT’S DISCUSSION

AND ANALYSIS (MD&A) OF

FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;
•	financial performance summary;
•	results of our operations – consolidated and by segment;
•	liquidity and capital resources – where we discuss our cash flows;
•	off-balance sheet arrangements;
•	environmental matters, legal proceedings and other contingencies; and
•	accounting matters – where we discuss critical accounting policies and areas requiring judgments and estimates.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

A variety of market conditions in both the U.S. and global economies influenced demand and pricing for our products and affected our operating results in 2008. Those market conditions included the following:

ECONOMIC GROWTH

Although the U.S. economy grew only 1.3 percent on average in 2008, it declined dramatically in the second half of the year. Gross domestic product (GDP) contracted in the last two quarters of the year and job losses accelerated. Unemployment was 4.9 percent in the first quarter, but was near 7 percent in the fourth quarter of 2008.

Global economic growth also slowed dramatically in 2008. This includes developing Asian markets, particularly China, which is an important market for our pulp products.

INTEREST RATES

Due to turmoil in the financial markets, the U.S. Federal Reserve took measures to lower short-term interest rates 4.3 percent over the course of 2008. However, that did not translate into lower mortgage rates since most investors were selling private long-term debt instruments and were buying treasury securities for safety.

HOUSING MARKET

U.S. single-family housing starts fell from 1.04 million units in 2007 to 622,000 units in 2008. This 40 percent decline masks the dramatic fall in the latter part of the year. By year- end, the annualized single-family start rate was near 400,000 units, a decline of 62 percent from 2007 totals. Home prices fell dramatically as well, ending the year 12.4 percent below fourth quarter 2007 levels.

U.S. DOLLAR

The U.S. dollar surged in value against the Canadian dollar and the euro in the second half of 2008 lowering the relative costs for competitors in Canada and Europe. The Canadian dollar is important for lumber and pulp prices, while the euro is important for pulp prices. Changes in the exchange rate of these currencies have a direct effect on prices of our products.

HOW ECONOMIC AND MARKET CONDITIONS AFFECTED OUR OPERATIONS

Major effects that economic and market conditions had on our operations in 2008 included:

•

Sales of new and existing homes fell sharply in 2008, leading to further decline in single-family starts. Housing prices fell in all of our Real Estate markets, as home buyers now have to meet more restrictive lending standards to qualify for loans. Mortgage lending contracted in 2008 due to the financial market conditions and rising foreclosure rates.

•	Consumption of lumber and structural panels fell due to lower levels of homebuilding and repair and remodeling.
•	Wood products prices fell further in 2008 because of declining demand and the stronger U.S. dollar in the second half of 2008.
•	Log prices fell throughout the year, following declines in lumber prices.
•	Consumption of softwood market pulp fell by an estimated 2.5 percent.

HOME SALES AND SINGLE-FAMILY STARTS DECREASED

Tighter lending standards and high inventories of homes available for sale led to a sharp drop in new-home sales and single-family starts in 2008.

LUMBER, STRUCTURAL PANEL AND ENGINEERED WOOD PRODUCT CONSUMPTION DECREASED

IN 2008

As single-family home starts fell further from the 2005 peak, demand for lumber, structural panels and engineered wood products decreased in 2008. The decrease in demand for wood products has resulted in a decrease in product prices.

DOMESTIC AND EXPORT LOG PRICES FELL

Log prices typically follow product prices, but with a lag that varies by region. The lag for Southern log prices is longer than in the western U.S. markets. Domestic log prices in the western U.S. decreased 16 percent in 2008 compared with 2007. Lower housing starts in Japan and the drop in domestic log prices caused export log prices to decline in 2008.

MARKET PULP PRICES ROSE SLIGHTLY IN 2008

Market pulp prices rose 5 percent in 2008 despite a fourth-quarter plunge due to a sharp decline in demand and the appreciation of the U.S. dollar. High fiber costs in Europe and Canada, a weak U.S. dollar, and tight operating conditions supported pulp prices through the first half of 2008.

WHERE WE ARE HEADED

At this time, market conditions for 2009 are extremely difficult to anticipate. We expect economic activity will continue to be weak through the first quarter of 2009 and are uncertain when recovery will occur. It is difficult to predict the ultimate result of the unprecedented level of intervention from the U.S. government or the actions by the Federal Reserve. It also remains an extremely uncertain period for the key factors affecting our businesses.

FINANCIAL PERFORMANCE SUMMARY

Net Sales and Revenues by Segment

Contribution (Charge) to Pretax Earnings by Segment

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	31

RESULTS OF OPERATIONS

In December 2008, the board of directors approved an amendment to our bylaws to adopt a December 31 fiscal year-end, effective for the fiscal year-end 2008. Prior to 2008, our fiscal year ended on the last Sunday of the calendar year. As a result, the number of weeks in our fiscal year varied. For the last three years:

•	Fiscal year 2008 had 52 weeks and three days.
•	Fiscal year 2007 had 52 weeks.
•	Fiscal year 2006 had 53 weeks.

In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight minus normal sales deductions.
•	Contribution to earnings refers to:
–	earnings before interest and income taxes for the Weyerhaeuser business segments and
–

earnings before income taxes for the Real Estate business segment. Interest that previously was capitalized to Real Estate assets that are sold is included in cost of products sold and in contribution to earnings for the Real Estate segment.

CONSOLIDATED RESULTS

Net sales and revenue and operating income numbers reported in our consolidated results do not include the activity of our discontinued operations:

•	Containerboard, Packaging and Recycling operations (sold in August 2008);
•	Australian operations (sold in July 2008);
•	Trus Joist®Commercial division (held for sale as of December 2008);
•	Fine Paper operations (divested in March 2007);
•	Irish composite panel operations (sold in November 2006); and
•	North American composite panel operations (sold in July 2006).

We report these activities and results as discontinued operations in our Consolidated Statement of Earnings. However, we include the results of these operations in the segment discussions that follow. See Note 3: Discontinued Operations and Assets Held For Sale in the Notes to Consolidated Financial Statements for more information about our discontinued operations.

HOW WE DID IN 2008

Net Sales and Revenues, Operating Income (Loss), Earnings From Discontinued Operations and Net Earnings (Loss)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues	$8,018	$10,824	$13,473	$(2,806)	$(2,649)
Operating income (loss)	$(2,531)	$(77)	$1,473	$(2,454)	$(1,550)
Earnings (loss) from discontinued operations, net of tax	$643	$1,041	$(392)	$(398)	$1,433
Net earnings (loss)	$(1,176)	$790	$453	$(1,966)	$337
Net earnings (loss) per share, basic	$(5.57)	$3.60	$1.85	$(9.17)	$1.75
Net earnings (loss) per share, diluted	$(5.57)	$3.60	$1.84	$(9.17)	$1.76

COMPARING 2008 WITH 2007

In 2008:

•	Asset impairments and related charges increased $1.8 billion.
•	Net sales and revenues decreased $2.8 billion – 26 percent.
•	Net earnings decreased $2 billion.

Asset Impairments and Related Charges

We continually monitor our assets for potential impairment, particularly in light of market conditions. The upheaval in financial markets during the fourth quarter of 2008 was accompanied by accelerated deterioration of housing markets and a continued decline in demand and pricing for most of our wood products. In addition, declining demand in emerging Asian markets, primarily China, adversely affected our Cellulose Fibers operations. We recognized significant asset impairments in our Real Estate segment during the first three quarters of 2008 and the accelerated deterioration of market conditions triggered additional impairments in the fourth quarter. The continued deterioration of market conditions also led to a fair-value analysis that indicated the carrying value of the goodwill in our Wood Products and Cellulose Fibers segments was impaired in fourth quarter 2008.

Our asset impairments and related charges increased $1.8 billion – from approximately $320 million in 2007 to approximately $2.1 billion in 2008. The increase included:

•	$808 million in impairments of goodwill in our Wood Products and Cellulose Fibers segments and
•	$975 million in asset impairment and related charges in our Real Estate and Corporate and Other segments.

Partially offsetting these increased charges is a $23 million decrease in impairments recorded in connection with closures, curtailments or sales of operations.

Net Sales and Revenues

Net sales and revenues decreased significantly, primarily due to continued deterioration of the U.S. housing market. Declines in residential homebuilding throughout the nation have resulted in lower demand for residential building products such as softwood lumber, oriented strand board (OSB) and engineered lumber. Sales of products within our Wood Products segment, excluding those of discontinued operations, were $1.9 billion – 34 percent – lower than 2007. These difficult market conditions also affected our Real Estate segment, where net sales and revenues decreased $ 951 million – 40 percent – from 2007.

Net Earnings

Net earnings decreased $2 billion primarily due to the factors listed below.

Reductions to pretax net earnings included:

•	$1.8 billion increase in pretax asset impairments and related charges discussed above;
•	$93 million increase in foreign exchange losses primarily due to an 18 percent decline in the U.S. dollar to Canadian dollar average exchange rate in 2008;
•	$270 million decrease in pretax earnings due to lower price realizations for softwood lumber, engineered products and hardwood lumber in our Wood Products segment;
•	$334 million increase in losses on land sales;
•	$253 million resulting from lower sales prices and higher land, construction and development costs of single-family homes in our Real Estate segment; and
•	$118 million decrease in pretax earnings from lower price realizations and a change in mix of log sales in our Timberlands segment.

Partially offsetting these reductions to pretax net earnings were:

•	$953 million increase in pretax gains on dispositions and investment restructuring.

–	Pretax gains of $1.6 billion recognized during 2008 included:

•	$1.2 billion from the sale of our Containerboard, Packaging and Recycling business;
•	$218 million from the sale of our Australian operations; and
•	$250 million gain from the restructuring of our joint venture in Uruguay.

–	Pretax gains of $690 million recognized in 2007 included:

•	$606 million from the Domtar Transaction and
•	$84 million from the disposition of property operating facilities and our New Zealand investments.

•	$173 million increase in sales realizations in our Cellulose Fibers segment.
•	$52 million gain from changes in our postretirement plans for current salaried employees in the U.S. in 2008.

In addition, income tax expense increased $211 million. Taxes related to gains from discontinued operation transactions increased approximately $1 billion primarily related to the sale of our Containerboard, Packaging and Recycling business in 2008. This change was largely offset by tax benefits related to our increased loss from continuing operations as compared with 2007 and a $57 million benefit we recognized related to timber provisions in the Food, Conservation and Energy Act (Tree Act) of 2008.

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $2.6 billion – 20 percent.
•	Net earnings increased $337 million.

Net Sales and Revenues

Net sales and revenues decreased primarily due to continued deterioration of the U.S. housing market. Declines in residential homebuilding throughout the nation have resulted in lower demand for residential building products such as softwood lumber, plywood, OSB and engineered lumber. Sales of these products within our Wood Products segment, excluding those of discontinued operations, were $2.2 billion – 28 percent – lower than 2006. These difficult market conditions also affected our Real Estate segment, where net sales and revenues decreased $976 million – 29 percent – from 2006.

The decreases in our Wood Products and Real Estate segments were partially offset by improved market conditions for core products in our Containerboard, Packaging and Recycling segment, which resulted in increased net sales and revenues of $256 million.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	33

Net Earnings

Net earnings increased $337 million primarily due to several significant, but largely offsetting, factors.

Increases to pretax net earnings included:

•

$719 million reduction in pretax charges for the impairment of goodwill – $30 million recognized in our Wood Products segment during 2007 compared with $749 million recognized in our Fine Paper business during 2006;

•	$327 million increased contributions from improved price realizations for pulp in our Cellulose Fibers segment and from corrugated packaging in our Containerboard, Packaging and Recycling segment; and
•	$594 million increase in pretax gains on dispositions.

–	Pretax gains of $690 million recognized during 2007 included:

•	$606 million from the Domtar Transaction and
•	$84 million from the disposition of property operating facilities and our New Zealand investments.

–	Pretax gains of $96 million recognized in 2006 included:

•	$51 million on the sale of our North American composite panel operations and
•	$45 million on the sale of our Irish composite panel operations.

Reductions to pretax net earnings included:

•

$640 million decreased earnings on the sale of softwood lumber, structural panels and engineered lumber products in our Wood Products segment – $510 million from lower price realizations and $130 million from lower volume;

•	$376 million decreased gross margins on sales of single-family homes in our Real Estate segment;
•

$450 million decrease in pretax income related to legal matters – 2007 included income of $12 million compared with income of $462 million in 2006, which included a $344 million pretax refund of countervailing and anti-dumping deposits; and

•	$197 million increased pretax charges for closures, restructuring and the impairment of operating assets and investments primarily in the Wood Products and Real Estate segments.

In addition, income tax expense decreased $566 million. Pretax earnings from continuing operations were substantially lower in 2007 and the significant gain recognized on the U.S. portion of the Domtar Transaction was nontaxable.

TIMBERLANDS

HOW WE DID IN 2008

We report sales volume and annual production data for our Timberlands business segment in Our Business/What We Do/Timberlands.

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues to unaffiliated customers:
Logs
West	$547	$565	$667	$(18)	$(102)
South	97	56	57	41	(1)
Canada	20	38	58	(18)	(20)
Total	664	659	782	5	(123)
Timberlands exchanges	73	128	96	(55)	32
Higher and better-use land sales(1)	11	33	35	(22)	(2)
Minerals, oil and gas	61	40	48	21	(8)
Pay as cut timber sales	32	25	32	7	(7)
Products from international operations(2)	40	12	6	28	6
Other products	18	25	24	(7)	1
Subtotal sales to unaffiliated customers	899	922	1,023	(23)	(101)
Intersegment sales
United States	817	983	1,093	(166)	(110)
Other	217	363	593	(146)	(230)
Subtotal intersegment sales	1,034	1,346	1,686	(312)	(340)
Total	$1,933	$2,268	$2,709	$(335)	$(441)
Contribution to earnings	$384	$627	$764	$(243)	$(137)

(1)   Higher and better use timberland is sold through Weyerhaeuser subsidiaries.

(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

COMPARING 2008 WITH 2007

In 2008:

•	Net log sales and revenues to unaffiliated customers increased $5 million – 1 percent.
•	Other sales and revenues to unaffiliated customers decreased $28 million – 11 percent.

•	Intersegment sales decreased $312 million – 23 percent.
•	Contribution to earnings declined $243 million – 39 percent.

Net Sales and Revenues – Unaffiliated Customers

The $23 million decrease in net sales and revenues to unaffiliated customers resulted from:

•	$18 million decrease – 3 percent – in log sales in the West primarily due to:
–	Average price realizations dropped 14 percent with the slowing domestic market and the declining U.S. housing market.
–	Partially offset by increased sales volume, both export and domestic, of 12 percent due to more available whitewood volume created by the December 2007 storm salvage logging.

•	$18 million decrease – 47 percent – in log sales in Canada primarily due to:
–	Sales volume in Canada dropped 43 percent as a result of having fewer operations in Canada.
–	Average price realizations decreased 9 percent.

•	$49 million decrease – 22 percent – in other sales and revenues from unaffiliated customers primarily due to lower timberlands exchange revenues.

These decreases were partially offset by:

•	$41 million increase – 73 percent – in log sales in the South as a result of increases in both volume and price.
–

We sold our containerboard mills to International Paper in August 2008. Log sales to those mills were previously reported as intersegment sales. Sales to the mills are now reported as sales to unaffiliated customers.

–	Fiber prices in the South increased due to lower available residual chip volumes as sawmills took market downtime.

•	$21 million increase – 53 percent – in minerals, oil and gas revenue.

Intersegment Sales

The $312 million decrease in intersegment sales primarily resulted from:

•	$125 million decrease due to a 35 percent decrease in the volume of logs sold to our Canadian mills as a result of fewer facilities and increased market downtime;
•	$58 million decrease due to a 7 percent decline in the volume of logs sold to our U.S. mills as a result of the slower housing market;
•	$58 million decrease due to a 20 percent decline in average log price realizations in the West;
•

$57 million decrease as sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold our Containerboard, Packaging and Recycling business to International Paper in August 2008.

Contribution to Earnings

The $243 million decrease in contribution to earnings resulted from:

•	$118 million decrease due to lower price realizations and a change in the mix of log sales to more whitewood and less Douglas fir;
•	$68 million decrease from fewer sales or exchanges of nonstrategic timberlands;
•

$67 million decrease due to higher operating costs driven by higher diesel prices for logging, trucking, handling and silviculture activities and by salvage logging costs resulting from the December 2007 West Coast windstorm; and

•	$27 million decrease as 2007 included a pretax gain on the sale of a Western export facility that did not recur in 2008.

These decreases were partially offset by the following:

•	$30 million increase in oil, gas and land management lease revenues; and
•	$10 million increase, as 2007 included a casualty loss from the December 2007 West Coast windstorm that did not recur in 2008.

COMPARING 2007 WITH 2006

In 2007:

•	Net log sales and revenues to unaffiliated customers decreased $123 million – 16 percent.
•	Sales of other products to unaffiliated customers increased $22 million – 8 percent.
•	Intersegment sales decreased $340 million – 20 percent.
•	Contribution to earnings declined $137 million – 18 percent.

Net Sales and Revenues – Unaffiliated Customers

The $101 million decrease in net sales and revenues to unaffiliated customers resulted from:

•

$102 million decrease in log sales in the West primarily due to lower sales volumes and average price realizations as the domestic and export markets slowed due to the declining U.S. and Japanese housing markets,

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	35

•	$20 million decrease in log sales in Canada primarily due to having fewer operations following the Domtar Transaction and despite higher average price realizations and
•	decrease in the sales of Canadian chips because of fewer operations in Canada.

These decreases were partially offset by increases in the sales of nonstrategic timberlands in the U.S.

Intersegment Sales

The $340 million decrease in intersegment sales was primarily due to the following:

•	fewer mills in operation following the Domtar Transaction and several Canadian mill closures and curtailments,
•	lower U.S. mill usage due to the slower housing market and
•	lower average log price realizations.

Contribution to Earnings

The $137 million decrease in contribution to earnings resulted from:

•	$83 million decrease due to lower price realizations and a change in the mix of log sales;
•	$41 million decrease due to higher operating costs primarily for logging, trucking, handling and silviculture activities;
•	$25 million decrease because of lower fee harvest volumes from the long-term effects of Hurricane Katrina, other storm events and market downtime;
•

$18 million decrease in lower mineral and leasing income primarily due to a change in the method of accounting for oil and gas revenues and revenues associated with leasing our timberlands for recreational use; and

•	$10 million decrease for a charge for casualty losses resulting from a severe West Coast windstorm that occurred in December 2007.

These decreases were partially offset by the following:

•	$27 pretax gain on the 2007 sale of a log-export facility,
•	$17 million increase in earnings from the sale of nonstrategic timberlands and
•	$4 million increase in earnings from our international segment.

OUR OUTLOOK

Fourth quarter 2008 operating earnings reflected continued weak domestic markets and reduced fee harvest volumes. We do not expect markets to improve in the first quarter of 2009. We expect first quarter 2009 earnings to be comparable to the fourth quarter of 2008 as challenging market conditions persist.

WOOD PRODUCTS

HOW WE DID IN 2008

We report sales volume and annual production data for our Wood Products business segment in Our Business/What We Do/Wood Products.

Here is a comparison of net sales and revenues and contribution (charge) to earnings for the last three years:

Net Sales and Revenues and Contribution (Charge) to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues:
Softwood lumber	$1,443	$2,241	$2,997	$(798)	$(756)
Engineered solid section	414	608	794	(194)	(186)
Engineered I-joists	284	467	670	(183)	(203)
Oriented strand board	416	589	939	(173)	(350)
Plywood	202	366	529	(164)	(163)
Hardwood lumber	291	355	398	(64)	(43)
Other products produced	225	226	214	(1)	12
Other products purchased for resale	493	847	1,361	(354)	(514)
Total	$3,768	$5,699	$7,902	$(1,931)	$(2,203)
Contribution (charge) to earnings	$(1,547)	$(734)	$464	$(813)	$(1,198)

COMPARING 2008 WITH 2007

In 2008:

•	Impairments of long-lived assets increased $693 million.
•	Net sales and revenues decreased $1.9 billion – 34 percent.
•	Contribution (charge) to earnings decreased $813 million.

Asset Impairments

The accelerated deterioration of market conditions in the fourth quarter of 2008 adversely affected the results of our Wood Products operations and led to a fair-value analysis that indicated the carrying value of the goodwill in our iLevel reporting unit was impaired.

The fair-value analysis takes into account:

•	the industry’s reduced market multiples,
•	recent and expected operating performance and
•	an expectation that weak macroeconomic trends will likely continue.

Based on the results of the fair-value analysis, we recognized a goodwill impairment of $733 million in the Wood Products segment in the fourth quarter of 2008. Total goodwill impairments in 2008 for the segment were $743 million.

During 2008, we also recognized $98 million of other asset-impairment charges in the Wood Products segment in connection with the expected closure, curtailment or sale of operations. This compares with total Wood Products asset-impairment charges of $119 million in 2007.

Net Sales and Revenues

Net sales and revenues decreased $1.9 billion – 34 percent – primarily due to the following:

•	Average price realizations for softwood lumber decreased $37 per thousand board feet (MBF) – 11 percent – following the market trend.
•

Engineered I-joists average price realizations decreased $134 per thousand lineal feet – 10 percent – and engineered solid section decreased $169 per hundred cubic feet – 8 percent – in response to competitive market conditions.

•	Hardwood lumber average price realizations decreased $78 per MBF – 8 percent.
•	Shipment volumes decreased across all product lines as follows:
–	Lumber decreased 1.8 billion board feet – 28 percent.
–	OSB decreased 1 billion square feet 3/8” – 30 percent.
–	Shipment volumes of engineered I-joists decreased 111 million lineal feet – 33 percent.
–	Engineered solid section decreased 8 million cubic feet – 26 percent.
•

Sales of other products purchased for resale decreased 42 percent as a result of the sale of Canadian and selected U.S. distribution centers, a reduction in the product lines purchased for resale and overall decline in demand for building products.

Contribution (Charge) to Earnings

Contribution to earnings decreased $813 million primarily due to the following:

•	$743 million of charges in 2008 for the impairment of goodwill – compared with $30 million in 2007; and
•	$270 million decrease resulting from lower price realizations for softwood lumber, engineered products and hardwood lumber.

These decreases were partially offset by the following:

•	$78 million reduction in selling and administrative expense;
•	$171 million in charges for facility closures, other asset impairments, restructuring costs and litigation compared to $212 million in 2007; and
•	$13 million benefit recognized in connection with a reduction in the reserve for hardboard siding claims.

In addition, contribution to earnings increased due to reductions in raw material, warehousing and delivery costs. However, these reductions were offset by increased manufacturing costs resulting from reduced operating postures and ongoing costs at curtailed facilities.

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $2.2 billion – 28 percent.
•	Contribution to earnings decreased $1.2 billion.

Net Sales and Revenues

Net sales and revenues decreased $2.2 billion primarily due to the following:

•	lower average sales prices for softwood lumber and OSB – average price realizations declined 10 percent and 26 percent, respectively;
•	lower average sales prices for engineered I-joists and engineered solid section – average price realizations declined 6 percent and 8 percent, respectively;
•

decreased shipment volumes for softwood lumber, plywood, OSB, engineered products and other building products due primarily to the decline in market demand and the sale or closure of a number of distribution outlets in Canada and the U.S.; and

•	decreased shipment volumes for composite panel products primarily as a result of the sale of our North American composite panel operations in July 2006.

Contribution (Charge) to Earnings

Contribution to earnings decreased $1.2 billion primarily due to the decline in residential homebuilding and the resulting effects on product price and shipment volume. U.S. census statistics show that single-family housing starts declined 29 percent from 2006 to 2007. Decreases in Wood Products contribution to earnings included the following:

•	Contributions from product sales declined $680 million, including:
–	The contribution from softwood lumber and structural panels declined $460 million – $420 million from lower average price realizations and $40 million from reduced

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	37

shipment volumes. Plywood prices increased from 2006, providing a partial offset to the lower prices realized for OSB.
–	The contribution from engineered I-joists and engineered solid section declined $180 million – about 50 percent from lower price realizations and 50 percent from reduced shipment volumes.
–	The contribution from sales of other building products declined approximately $40 million primarily as a result of reduced shipment volumes due to the decline in demand.

•	The net effect of legal settlements adversely affected the segment by $483 million. 2007 included $21 million of charges for legal settlements. 2006 included income of $462 million, including:
–	$344 million of income from refunds of countervailing and anti-dumping deposits relating to the softwood lumber dispute between the U.S. and Canada,
–	$95 million of income from a reversal of the reserve for alder antitrust litigation and
–	$23 million of income from a reduction in the reserve for hardboard siding claims.

•	Charges resulting from the closure or sale of various manufacturing facilities and distribution locations.
•	Gains on the sale of operations declined by $51 million as 2006 included the sale of the North American composite panel operations and 2007 had no comparable activity.

These decreases were partially offset by lower raw material, manufacturing, and selling and general administrative costs, which increased the contribution to earnings by approximately $290 million.

OUR OUTLOOK

The segment recognized a fourth-quarter loss of $960 million, which included $761 million of charges for asset impairments, closures and restructuring activities. The operating results reflected significantly lower prices for lumber and oriented strand board and reduced sales volumes as a result of the continued decline in the housing market. We expect challenging housing market conditions to continue into the first quarter 2009 and expect first-quarter results for the segment to be comparable to the fourth quarter of 2008, excluding asset impairment, closure and restructuring charges.

CELLULOSE FIBERS

HOW WE DID IN 2008

We report sales volume and annual production data for our Cellulose Fibers business segment in Our Business/What We Do/Cellulose Fibers.

Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution to Earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues:
Pulp	$1,357	$1,478	$1,657	$(121)	$(179)
Liquid packaging board	290	247	229	43	18
Other products	118	107	70	11	37
Total	$1,765	$1,832	$1,956	$(67)	$(124)
Contribution to earnings	$147	$229	$142	$(82)	$87

COMPARING 2008 WITH 2007

In 2008:

•	Asset impairments increased $94 million.
•	Net sales and revenues decreased $67 million – 4 percent.
•	Contribution to earnings decreased $82 million – 36 percent.

Asset Impairments

The accelerated deterioration of market conditions in the fourth quarter of 2008 was accompanied by a sudden and dramatic decline in demand for pulp from developing Asian markets and a severe downturn in the global pulp market, which resulted in a significant decline in pulp prices. These developments led to a fair-value analysis that indicated the carrying value of the goodwill in our Cellulose Fibers reporting unit was impaired.

The fair-value analysis takes into account:

•	the industry’s reduced market multiples,
•	recent and expected operating performance and
•	an expectation that weak macroeconomic trends will likely continue.

Based on the results of the fair-value analysis, we recognized a goodwill impairment of $94 million in the Cellulose Fibers segment in the fourth quarter of 2008.

Net Sales and Revenues

Net sales and revenues decreased 4 percent for the year primarily due to a decrease in pulp sales volume, which was partially offset by an increase in average price realizations for pulp and liquid packaging board.

For the full year 2008 compared with 2007:

•	Average price realizations for pulp and liquid packaging improved primarily due to a weaker U.S. dollar and strong demand.
–	Pulp price realizations improved $82 per ton – 11 percent.
–	Liquid packaging board price realizations improved $94 per ton – 11 percent.
•

Sales volume of pulp declined approximately 366,000 tons – 18 percent. The volume decrease was primarily due to the divestiture of the Kamloops, British Columbia, pulp mill and other white paper mills in the Domtar Transaction in the first quarter of 2007.

•	Sales volume of liquid packaging increased approximately 16,000 tons – 6 percent.

Contribution to Earnings

Contribution to earnings decreased $82 million primarily due to the following:

•	$94 million goodwill impairment charge in the fourth quarter as discussed above;
•	$50 million reduction in earnings from lower pulp sales volumes;
•	$41 million increase in chemical costs primarily due to higher prices;
•	$38 million increase in freight costs primarily related to higher fuel prices and ocean freight;
•	$37 million increase in operating costs, including maintenance, depreciation and the effect of the strengthening of the Canadian exchange rate on Canadian operating costs; and
•	$33 million increase in fiber and energy costs primarily related to higher prices paid for chips and fuel.

These decreases were partially offset by the following:

•	$173 million from increased price realizations as a result of improved market conditions – $140 million from pulp and $33 million from liquid packaging board;
•	$20 million increase in earnings from our interest in our newsprint joint venture primarily due to higher newsprint market prices; and
•	$18 million in reduced expenses primarily from productivity improvements, cost reductions and increased cost recovery from slush pulp sales.

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $124 million – 6 percent.
•	Contribution to earnings increased $87 million – 61 percent.

Net Sales and Revenues

Net sales and revenues decreased $124 million primarily due to a decrease in pulp sales volume, which was partially offset by an increase in average price realizations for pulp and liquid packaging board:

•	Average price realizations for pulp and liquid packaging improved primarily due to a weaker U.S. dollar and strong demand.
–	Pulp price realizations improved $82 per ton – 13 percent.
–	Liquid packaging board price realizations improved $33 per ton – 4 percent.

•

Sales volume of pulp declined approximately 551,000 tons – 21 percent. The volume decrease was primarily due to the divestiture of the Kamloops, British Columbia, mill and other white paper mills in the Domtar Transaction and the closures of the Prince Albert, Saskatchewan, mill in March 2006 and the Cosmopolis, Washington, mill in September 2006.

•	Sales volume of liquid packaging increased approximately 11,000 tons – 4 percent.

Contribution to Earnings

Contribution to earnings increased $87 million primarily due to the following:

•	$188 million from increased price realizations as a result of improved market conditions – $170 million from pulp and $18 million from liquid packaging board; and
•	$23 million reduction in expenses primarily from lower charges for chemicals and energy and increased cost recovery from slush pulp sales.

Partially offsetting these increases in earnings were the following:

•	$53 million increase in raw material costs primarily related to higher prices paid for chips;
•	$37 million reduction in segment earnings from lower pulp sales volumes;
•	$22 million increase in operating costs, including maintenance, depreciation and the effect of the strengthening of the Canadian exchange rate on Canadian operating costs; and
•	$17 million decline in earnings from our interest in our newsprint joint venture primarily due to lower North American newsprint market prices.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	39

OUR OUTLOOK

The segment recognized a loss of $29 million in the fourth quarter of 2008, which included the $94 million goodwill impairment charge. Fourth-quarter results were also adversely affected by lower pulp price realizations, reduced shipment volumes and lower operating rates as we slowed production to match declining demand. Weaker pulp prices were partially offset by increased earnings in our Liquid Packaging and Newsprint businesses.

The global pulp market suffered a sudden decline in the fourth quarter of 2008. We expect first-quarter 2009 earnings for this segment to be significantly lower than the fourth quarter of 2008, excluding the goodwill impairment charge. We anticipate lower pulp prices and increased costs related to annual maintenance. We will continue to manage production to meet declining demand.

REAL ESTATE

HOW WE DID IN 2008

We report single-family unit statistics for our Real Estate business segment in Our Business/What We Do/Real Estate.

Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution (Charge) to Earnings for Real Estate

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues:
Single-family housing	$1,294	$2,079	$2,951	$(785)	$(872)
Land development	99	213	310	(114)	(97)
Other	15	67	74	(52)	(7)
Total	$1,408	$2,359	$3,335	$(951)	$(976)
Contribution (charge) to earnings	$(1,357)	$204	$723	$(1,561)	$(519)

Key trends from our single-family operations – including net sales and revenues, homes closed and average sales price – affected our Real Estate net sales and revenues and contribution to earnings. Here is a comparison of certain key items for the last three years:

Key Data From Single-Family Operations

DOLLAR AMOUNTS IN MILLIONS, EXCEPT AVERAGE SALES PRICE
				AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues	$1,294	$2,079	$2,951	$(785)	$(872)
Homes closed	3,188	4,427	5,836	(1,239)	(1,409)
Average sales price	$406,000	$470,000	$506,000	$(64,000)	$(36,000)

The housing market continued to deteriorate during 2008, particularly in three of our key geographies – Southern California, Nevada and Arizona.

For the Real Estate segment as a whole:

•	Our total buyer traffic decreased 38 percent, which resulted in a 39 percent decrease in sales (orders).
•	Substantial use of incentives and discounts in the industry has adversely affected our pricing strategy and margins.

•	Our contract cancellation rate was 32 percent for the year, but increased to 41 percent in the fourth quarter.

COMPARING 2008 WITH 2007

In 2008:

•	Impairments and preacquisition cost write-offs increased $906 million.
•	Net sales and revenues decreased $951 million – 40 percent.
•	Contribution to earnings decreased $1.56 billion.

Impairments and Preacquisition Cost Write-Offs

We continually monitor our assets for potential impairment, particularly in light of the current market conditions. Additionally, we control some land through deposits with land sellers that defer the payment of the full acquisition price until certain entitlements are obtained. We also control some land through structured options offered by land sellers.

In 2008, we recorded $874 million in impairments and other related charges for real estate projects, joint ventures and intangible assets. This compares with $128 million in impairments and other related charges for real estate projects recorded in 2007. There was a significant increase in impairments from the previous year due to the eroding market conditions for selling new homes and the inability for many home buyers to secure financing due to the changing mortgage market and tighter credit standards. In addition, during the fourth quarter of 2008, the already-depressed housing market was further affected by increased financial turmoil. Job losses, both actual and announced, and a loss of consumer confidence reduced the number of potential home buyers. Increasing foreclosures added inventory to the marketplace causing lower appraisal values and home sale prices.

In light of these deteriorating market conditions and increased uncertainty regarding the timing of recovery, the company reviewed its homebuilding projects and land portfolio to determine whether the assets would continue to be held for development or sold. During fourth quarter 2008, management decided to sell some of its land portfolio, which required the company to write the land assets down to current fair value, resulting in impairments. Impairments also were recorded on projects and land held for development.

In addition, we recorded $128 million in impairments and other related charges for our real estate investments in 2008 compared with $36 million of investment impairments and other related charges in 2007.

In 2008, we also wrote off $74 million in costs associated with option deposits and other preacquisition costs related to land parcels that we decided not to acquire. In 2007, we wrote off $6 million of option deposits and preacquisition costs.

Net Sales and Revenues

The $951 million decrease in net sales and revenues resulted from:

•	Single-family revenues decreased $785 million – 38 percent. This included:
–	$204 million decrease – 14 percent – in the average sales price of homes closed and
–	$581 million decrease – 28 percent – in single-family home closings.
•	Land and lot sales decreased $114 million – 54 percent.
•	Other revenue decreased $52 million as 2007 included revenue of $49 million from an apartment building sale with no comparable sale in 2008.

Contribution (Charge) to Earnings

The $1.56 billion decrease in contribution to earnings resulted from:

•	Impairments and preacquisition cost write-offs caused a decrease of $906 million.
•

Single-family activities caused a decrease of $253 million – 55 percent – due to lower sales prices and higher land, construction and development costs. Single-family activity includes net sales less cost of goods sold.

•	Land sales resulted in a decrease of $334 million. In 2008 we recorded losses of $219 million in land sales compared with earnings of $115 million in 2007.
•	$42 million decrease resulted from earnings of $42 million for an apartment building sale in 2007 with no comparable sale in 2008.

Offsetting the decrease was:

•	$33 million benefit from lower selling, general and administrative costs primarily due to lower sales commissions, marketing costs and incentive compensation.

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $976 million – 29 percent.
•	Contribution to earnings decreased $519 million – 72 percent.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	41

Net Sales and Revenues

The $976 million decrease in net sales and revenues resulted from:

•	Single-family revenues decreased $872 million – 30 percent. This included:
–	$159 million decrease – 7 percent – in the average sales price of single-family homes closed; and
–	$713 million decrease – 24 percent – in single-family home closings.
•	Land and lot sales decreased $97 million– 31 percent.

Contribution to Earnings

The $519 million decrease in contribution to earnings resulted from:

•

Single-family activities caused a decrease of $376 million – 45 percent – due to lower sales prices and higher land, construction and development costs. Single-family activity includes net sales less cost of goods sold.

•	Impairments resulted in a decrease of $92 million.
•	Other income items from lower partnership and investment income, fewer investments, and charges taken against residential related investments caused a decrease of $76 million.

Offsetting the decrease was:

•	$25 million from lower general and administrative costs primarily due to lower incentive compensation.

Impairments and Preacquisition Cost Write-Offs

In 2007, we recorded $128 million in impairments of real estate projects and intangible assets. This was a significant increase in impairments from the previous year due to the challenging market conditions for selling new homes and the inability for many home buyers to secure financing due to the changing mortgage market and tighter credit standards. In 2006, we recorded $36 million in impairments of real estate projects.

OUR OUTLOOK

The segment’s contribution to earnings for fourth quarter 2008 was a loss of $630 million. This included asset and investment impairment charges, losses on land sales and restructuring costs totaling $614 million. Weyerhaeuser expects first-quarter home sale closings to be less than the fourth quarter due to seasonality and continuing weakness in the housing market. Excluding impairments, land and other asset sales and restructuring charges, the segment’s loss from homebuilding operations is expected to increase in the first quarter.

FINE PAPER

On March 7, 2007, our Fine Paper operations and related assets were divested in the Domtar Transaction. As a result, the year ended December 30, 2007, includes nine weeks of Fine Paper operations. Subsequent to the first quarter of 2007, we no longer have results of operations for the Fine Paper segment.

We report sales volume and annual production data for our Fine Paper business segment in Our Business/What We Do/Fine Paper.

Here is a comparison of net sales and revenues and contribution (charge) to earnings for the last three years:

Net Sales and Revenues and Contribution (Charge) to Earnings for Fine Paper

DOLLAR AMOUNTS IN MILLIONS
AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues:
Paper	$–	$432	$2,470	$(432)	$(2,038)
Coated groundwood	–	26	171	(26)	(145)
Other products	–	1	4	(1)	(3)
Total	$–	$459	$2,645	$(459)	$(2,186)
Contribution (charge) to earnings	$–	$20	$(647)	$(20)	$667

CONTAINERBOARD, PACKAGING AND RECYCLING

HOW WE DID IN 2008

We report sales volume and annual production data for our Containerboard, Packaging and Recycling business segment in Our Business/What We Do/Containerboard, Packaging and Recycling.

Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution to Earnings for Containerboard, Packaging and Recycling

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues:
Containerboard	$301	$457	$377	$(156)	$80
Packaging	2,449	4,019	3,931	(1,570)	88
Recycling	275	413	345	(138)	68
Kraft bags and sacks	56	96	88	(40)	8
Other products	88	183	171	(95)	12
Total	$3,169	$5,168	$4,912	$(1,999)	$256
Contribution to earnings	$204	$382	$263	$(178)	$119
On August 4, 2008, our Containerboard, Packaging and Recycling business was sold to International Paper Company. As a result, the year ended December 31, 2008, includes 31 weeks of Containerboard, Packaging and Recycling operations.

COMPARING 2008 WITH 2007

In 2008:

•	Net sales and revenues decreased by $2 billion.
•	Contribution to earnings decreased by $178 million.

Net sales and revenues and contribution to earnings decreased as a result of the sale of these operations during the third quarter of 2008. Other changes affecting the year-to-date comparison are discussed below.

Net Sales and Revenues

Prior to the third-quarter sale, year-to-date net sales and revenues increased primarily due to the following:

•	Packaging price realizations increased primarily due to the price increases implemented in September through December 2007.
•	Containerboard price realizations increased primarily due to the price increases implemented during the third and fourth quarters of 2007.

•	Containerboard shipments increased primarily due to a shift from low-margin box customers to the domestic containerboard market.
•	Recycled price realizations increased primarily due to increased demand from China.

These increases in net sales and revenues were partially offset by a decrease in packaging shipments primarily due to a:

•	shift from low-margin box customers to the domestic containerboard market; and
•	weak U.S. economy, which adversely affected box demand.

Contribution to Earnings

Depreciation of the segment’s assets was suspended as of March 15, 2008, when the assets qualified as held for sale for accounting purposes. The year-to-date 2008 results include depreciation expense of $60 million.

Items that negatively affected earnings included the following:

•

Raw material costs increased primarily from increases in old corrugated containers (OCC) due to the startup of new recycled containerboard machines in China, which caused pricing pressure in the U.S. Wood chip costs also increased due to weakness in housing starts.

•	Energy costs increased primarily due to higher natural gas and electricity costs.
•	Mill nonfiber and nonenergy costs increased primarily due to higher costs for chemicals and due to an unscheduled shutdown of a mill in June because of flooding.
•	Transportation costs increased primarily due to higher fuel prices.
•

Net charges for special items increased. 2008 included charges for facility closures, legal settlements and flood costs partially offset by fire insurance proceeds at a box plant and a gain on a property sale. 2007 included gains on two property sales partially offset by charges for facility closures and costs incurred as a result of the fire at a box plant.

These decreases to earnings were partially offset by the following:

•	Packaging and containerboard price realizations increased.
•	OCC costs moderated beginning in the second quarter of 2008 after having increased all of last year and into the first part of this year as a result of strong demand from China.
•	Prices for wood chips were stable, but remained high.
•	Decreased supplies in both the West and South resulted from production curtailments at wood products manufacturing facilities due to weak housing markets.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	43

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues increased by $256 million – 5 percent.
•	Contribution to earnings increased by $119 million – 45 percent.

Net Sales and Revenues

Net sales and revenues increased $256 million primarily due to the following:

•

Containerboard price realizations increased $37 per ton – 8 percent – as a result of a price increase for containerboard implemented in the first half of 2006 and another increase during the third quarter 2007.

•	Containerboard shipments increased 101,000 tons – 12 percent – due to an increase in export demand and reduced internal consumption by our packaging plants.
•

Packaging price realizations increased $2.13 per thousand square feet – 4 percent – due to increases in containerboard prices during the second quarter of 2006 and the third quarter of 2007 and from improvements in our product mix and the termination of low-margin business during 2007.

•	Price realizations for recycled materials increased $40 per ton – 34 percent – as a result of higher prices for recycled materials due to increased demand from China.

The increase in net sales and revenues was partially offset by the following:

•

Packaging shipments decreased 1.3 billion square feet – 2 percent. First-quarter shipments were adversely affected by poor weather in California and the residual effect from the outbreak of E. coli during the fourth quarter of 2006. The combination of these issues had a substantial impact on produce markets.

•	Shipments of recycled materials declined 296,000 tons – 10 percent. The supply of recycled materials available in the U.S. declined mainly due to increased demand in export markets, primarily China.

Average weekly packaging shipments in the U.S. decreased 2.1 percent in 2007 in comparison with 2006, according to the Fibre Box Association.

Contribution to Earnings

Contribution to earnings increased $119 million primarily due to the following:

•	Higher price realizations resulted in increased contribution of $192 million – $157 million from corrugated packaging and $35 million from containerboard sales.

•

The net effect of closures, restructuring activities and asset sales was an increase in earnings of $51 million in 2007 compared with 2006. 2007 included a $29 million gain from the sale of a previously closed packaging facility in Cerritos, California, and charges of $13 million related to a fire and subsequent closure of the packaging facility in Closter, New Jersey, and other from post-closure activities. During 2006, the segment recognized charges of $35 million related to restructuring and facility closures.

•

Selling, general and administrative expenses decreased by $41 million, mostly due to lower variable compensation expense and position eliminations stemming from facility closures and restructuring activities.

•

Nonfiber manufacturing costs decreased by $46 million. This reflects reduced costs for containerboard mill chemicals, a decrease in mill and packaging plant maintenance costs, and lower packaging labor costs as a result of the closure of nine plants and the sale of two plants during 2006 and early 2007. Partially offsetting these cost reductions were higher costs for energy and price increases for corn starch and wax. The increases in starch and wax, used in the manufacture of corrugated packaging, were driven by higher demand for ethanol, a corn derivative in the U.S., and higher petroleum prices, respectively.

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

Here is a comparison of net sales and revenues and contribution to earnings for the last three years:

Net Sales and Revenues and Contribution (Charge) to Earnings for Corporate and Other

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales and revenues	$392	$432	$477	$(40)	$(45)
Contribution (charge) to earnings	$1,558	$475	$(220)	$1,083	$695

HOW WE DID IN 2008

During 2008:

•

We closed the sale of our timberlands, manufacturing and distribution business in Australia and the sale of our Containerboard, Packaging and Recycling business. The gain and results of operations for the Australian businesses and the gain on the sale of Containerboard, Packaging and Recycling business are included in Corporate and Other.

•	We completed the restructuring of our investments in Uruguay.
•	We began the process of restructuring our corporate support functions to better match the requirements of a smaller company.
•	We began exploring strategic alternatives for our regional short-line railroads.
•	We reclassified Weyerhaeuser’s ongoing international operations outside of North America from the Corporate and Other segment to the Timberlands segment for all periods presented.
•	We started retaining most of our pension and postretirement costs (credits) in Corporate and Other.

The segment’s performance is affected by foreign exchange rate volatility, changes in our stock price and the associated variable compensation expense, and strategic initiatives outside the operating segments. Results for the Corporate and Other segment also include the net gain on divestitures that affect multiple business segments and the disposition of entire business segments, such as the gain on the Containerboard, Packaging and Recycling business that occurred in 2008.

COMPARING 2008 WITH 2007

In 2008:

•	Net sales and revenues decreased $40 million – 9 percent.
•	Contribution to earnings increased $1.1 billion.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the sale of our Australian operations in July 2008, partially offset by increased revenue earned in our transportation business during 2008.

Contribution to Earnings

The $1.1 billion increase in contribution to earnings resulted from:

•	Pretax gains on dispositions increased $777 million – $1.4 billion in 2008 compared with $616 million in 2007. The gains include:
–	$1.2 billion in 2008 from the sale of our Containerboard, Packaging and Recycling business;
–	$218 million in 2008 from the sale of our Australian operations;
–	$606 million in 2007 from the Domtar Transaction; and
–	$10 million in 2007 from the sale of our New Zealand investment.
•	The restructuring of our joint ventures in Uruguay in 2008 caused a non-cash gain of $250 million.
•	Changes in our postretirement plans for current salaried employees in the U.S. in 2008 caused a gain of $52 million.
•

Net pension and postretirement income resulted in an increase of $197 million largely due to the effect of the change to retain most recurring pension and postretirement credits (costs) in Corporate and Other.

These increases were partially offset by the following:

•

Net foreign exchange losses increased $92 million – $43 million loss in 2008 compared with $49 million gain in 2007. Foreign exchange gains and losses result from changes in exchange rates, primarily changes in the relative value of the U.S. dollar to the Canadian dollar and the relative value of the Canadian dollar to the New Zealand dollar.

•	Charges for corporate restructuring activities increased $55 million.
•	Charges related to the write-off of capitalized interest on impaired Real Estate homebuilding assets during 2008 increased $69 million.
•	We had a $43 million pretax gain from a legal settlement in 2007 with no comparable gain in 2008.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	45

COMPARING 2007 WITH 2006

In 2007:

•	Net sales and revenues decreased $45 million – 9 percent.
•	Contribution to earnings increased $695 million.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the sale of the Irish composite panel operations in November 2006.

Contribution to Earnings

The $695 million increase in contribution to earnings resulted from:

•	Pretax gains on dispositions increased $571 million – $616 million in 2007 compared with $45 million in 2006. The gains include:
–	$606 million in 2007 from the Domtar Transaction,
–	$10 million in 2007 from the sale of our New Zealand investment and
–	$45 million in 2006 from the sale of our Irish composite panel operations.
•

Net foreign exchange gains increased $24 million – $49 million in 2007 compared with $25 million in 2006. Foreign exchange gains and losses result from changes in exchange rates, primarily changes in the relative value of the U.S. dollar to the Canadian dollar and the relative value of the Canadian dollar to the New Zealand dollar.

•	A legal settlement in 2007 resulted in a gain of $43 million.
•	Asset impairment and other charges related to prior dispositions decreased by $34 million.
•	Donations of timberlands to the Weyerhaeuser Company Foundation decreased $27 million.

Partially offsetting these improvements was a charge of $26 million related to changing our information technology service providers in 2007.

INTEREST EXPENSE

Including Real Estate and interest expense reported in discontinued operations, our interest expense incurred for the last three years was:

•	$550 million in 2008,
•	$604 million in 2007 and
•	$670 million in 2006.

The decrease in our interest expense incurred is primarily due to reductions in our amount of outstanding debt of approximately:

•	$1.4 billion in 2008,
•	$846 million in 2007 and
•	$401 million in 2006.

In connection with the repayments, we recognized the following pretax (gains) losses on early extinguishment of debt:

•	$(32) million in 2008 and
•	$45 million in 2007.

INCOME TAXES

Our provision (benefit) for income taxes for our continuing operations over the last three years were:

•	$(888) million in 2008,
•	$(181) million in 2007 and
•	$358 million in 2006.

TAX BENEFITS, CHARGES AND CREDITS

During 2008, we recorded the following tax benefit:

•

Timber provisions in the Food, Conservation and Energy Act (TREE Act) of 2008 enacted May 22, 2008, resulted in a tax benefit of $57 million. The provision is effective for one year and reduces the capital gains tax rate on qualified timber sales from 35 percent to 15 percent.

During 2007, we recorded these one-time tax benefits and charges:

•	$22 million deferred tax benefit related to a reduction in the Canadian federal income tax rate and
•	$9 million charge to deferred taxes related to the Flat Rate Business Tax Reform in Mexico.

During 2006, we recorded these one-time tax benefits:

•	$12 million related to a change in Texas state income tax law,
•	$18 million related to reduction in the Canadian federal income tax rate and
•	$18 million related to a deferred tax adjustment associated with the Medicare Part D subsidy.

In addition, income tax expense (benefit) recorded in connection with divestitures are included in discontinued operations and include the following:

•

tax expense on dispositions of $887 million related to the gain on sale of our Containerboard, Packaging and Recycling business and $58 million related to the gain on sale of our Australian operations in 2008;

•	a tax benefit of $89 million from the sale of our Fine Paper business and related assets resulting from a rollout of temporary differences on the assets sold in Canada in 2007; and
•

tax expense on dispositions of $18 million related to the gain on the sale of our North American composite panel operations and $4 million related to the gain on the sale of our Irish composite panel operations in 2006.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound, conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and
•	have access at all times to all major financial markets.

Our policy governing capital has two important elements:

•	viewing the capital structure of Weyerhaeuser separately from that of Weyerhaeuser Real Estate Company (WRECO) because of the very different nature of their assets and business activity and
•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity at Weyerhaeuser and WRECO will reflect the following:

•	basic earnings capacity and
•	liquidity characteristics of their respective assets.

WHERE WE GET CASH

We generate cash from:

•	sales of our products;
•	short-term and long-term borrowings;
•	issuance of our stock – primarily upon exercise of employee stock options; and
•	sale of nonstrategic assets.

CASH FROM OPERATIONS

Consolidated net cash (used in) provided by our operations was:

•	$(1.3) billion in 2008,
•	$643 million in 2007 and
•	$1.6 billion in 2006.

Comparing 2008 With 2007

Net cash from operations decreased $1.9 billion in 2008 as compared with 2007 resulted from:

•	Consolidated cash paid for income taxes increased by $981 million primarily due to taxes paid on the sale of our Containerboard, Packaging and Recycling business in 2008.
•

Cash we received from customers in our forest products operations decreased $987 million, which excludes Real Estate, net of cash paid to employees, suppliers and others. This decrease was primarily due to:

–	Cash from operations declined as a result of significantly lower demand for building materials due to the continued deterioration of the U.S. housing market.

–	2007 cash from operations includes nine weeks of activity related to the operations that were divested in the Domtar Transaction. There were no cash flows from these operations in 2008.
–

2008 cash from operations includes 31 weeks of Containerboard, Packaging and Recycling and approximately 30 weeks of Australian operations prior to their sales. 2007 includes 52 weeks of cash flows from these operations.

•

Cash we received from customers in our Real Estate segment, net of cash paid to employees, suppliers and others decreased $119 million primarily due to fewer closings of single-family home sales and the continued deterioration of the U.S. housing market.

Comparing 2007 With 2006

The $1 billion decrease in net cash from operations in 2007 as compared with 2006 resulted from:

•

$1.9 billion decrease in cash we received from customers in our forest products operations, which excludes Real Estate, net of cash paid to employees, suppliers and others. This decline was primarily due to:

–	significantly lower demand for building materials due to the continued deterioration of the U.S. housing market and
–	combined effects of the Domtar Transaction in March 2007 as well as the sale of our Irish composite panel operations in November 2006 and the North American composite panel operations in July 2006.

This was partially offset by increased price realizations for pulp and containerboard, packaging and recycling products.

•	Cash we received from customers in our Real Estate segment, net of cash paid to employees, suppliers and others decreased $237 million primarily due to fewer closings of single-family home sales.
•	Cash paid for income taxes decreased $544 million, primarily due to the U.S. portion of the gain on divestiture of our Fine Paper and related assets were a nontaxable event.

FINANCING

Cash generated from financing activities includes:

•	issuances of long-term debt,
•	borrowings under revolving lines of credit and
•	proceeds from stock offerings and option exercises.

This section also includes information about our debt-to-total-capital ratio.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	47

ISSUANCES OF LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Our issued debt and net borrowings (pay-downs) under our available credit facilities were:

•	$(452) million in 2008,
•	$664 million in 2007 and
•	$36 million in 2006.

In the first half of 2008, we had net borrowings on our credit facilities. With a portion of the proceeds from the sale of our Containerboard, Packaging and Recycling business, we paid down debt in the second half of 2008, ending the year with net pay-down on short-term borrowings.

STOCK OFFERINGS AND OPTION EXERCISES

Our cash proceeds from the exercise of stock options were:

•	$4 million in 2008,
•	$321 million in 2007 and
•	$202 million in 2006.

We did not recognize any excess tax benefits from the exercise of stock options during 2008. We recognized $51 million in 2007 due to the high volume of stock options exercised when the price of our common stock reached record highs during the first quarter of that year.

DEBT-TO-TOTAL-CAPITAL RATIO

Our debt-to-total-capital ratio was:

•	49.3 percent in 2008,
•	39.9 percent in 2007 and
•	39.4 percent in 2006.

Weyerhaeuser’s investment in our Real Estate business segment was:

•	$1.3 billion as of December 31, 2008;
•	$2.1 billion as of December 30, 2007; and
•	$2 billion as of December 31, 2006.

If we had used our cash and cash-equivalent balances of $2.4 billion, $114 million and $243 million as of December 31, 2008, December 30, 2007, and December 31, 2006, respectively, to reduce our outstanding debt, the consolidated debt-to-total-capital ratio would have been:

•	36.7 percent in 2008,
•	39.5 percent in 2007 and
•	38.7 percent in 2006.

Excluding Weyerhaeuser’s investment in Real Estate – and the Real Estate amounts listed in the table below – our debt-to-total-capital ratio was:

•	51 percent in 2008,
•	42 percent in 2007 and
•	41.6 percent in 2006.

Debt-to-Total-Capital Ratio Details

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Notes payable and commercial paper:
Weyerhaeuser	$1	$54	$72
Real Estate	—	—	—
Long-term debt:
Weyerhaeuser	5,560	6,566	7,563
Real Estate	456	775	606
Capital lease obligations:
Weyerhaeuser	2	3	62
Total debt	6,019	7,398	8,303
Minority interest:
Weyerhaeuser	11	14	28
Real Estate	5	23	40
Deferred income taxes:
Weyerhaeuser	1,805	3,290	3,691
Real Estate	(438)	(166)	(98)
Shareholders’ interest	4,814	7,981	9,085
Total capital	$12,216	$18,540	$21,049
Debt-to-total-capital ratio	49.3%	39.9%	39.4%

PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS

Proceeds received from the sale of nonstrategic assets over the last three years were:

•	$6.5 billion in 2008 including:
–	$6.1 billion from the sale of our Containerboard, Packaging and Recycling business;
–

$342 million from the sale of our Australian operations, of which $36 million was received as a dividend and is included in the distributions from equity affiliates in the accompanying consolidated statements of cash flows;

–	$62 million from the sale of certain wood products distribution facilities; and
–	$54 million from the sale of property, equipment and other assets.
•	$1.7 billion in 2007 including:
–	$1.35 billion from the Domtar Transaction;
–	$161 million from the sale of our interest in our New Zealand joint venture and management company;
–	$107 million from the sale of certain wood products distribution facilities in the U.S. and Canada; and
–	$114 million from the sale of property, equipment and other assets.

•	$304 million in 2006 including:
–	$273 million from the sale of the North American and Irish composite panel operations; and
–	$31 million from the sale of property, equipment and other assets.

Discontinued operations and assets held for sale are discussed in Note 3: Discontinued Operation and Assets Held for Sale.

In 2008, $2.1 billion of the proceeds from the sale of our Containerboard, Packaging and Recycling business were used to pay down outstanding debt in the second half of the year. A portion of the proceeds was invested in money market funds that are classified as either cash and cash equivalents or short-term investments in the accompanying Consolidated Balance Sheet.

HOW WE USE CASH

In addition to paying for ongoing operating costs, we use cash to:

•	invest in our business,
•	repay long-term debt and credit facilities,
•	pay dividends and repurchase our stock and
•	meet our contractual obligations and commercial commitments.

INVESTING IN OUR BUSINESS

We anticipate that our capital expenditures for 2009 – excluding acquisitions and our Real Estate business segment – will be in the range of $200 million to $250 million. However, that amount could change due to:

•	future economic conditions,
•	weather and
•	timing of equipment purchases.

Three-Year Summary of Capital Spending by Business Segment – Excluding Real Estate

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Timberlands	$98	$71	$64
Wood Products	100	244	191
Cellulose Fibers	54	104	190
Fine Paper	—	2	62
Containerboard, Packaging and Recycling	100	190	234
Corporate and Other	73	95	108
Total	$425	$706	$849
In 2008, the Timberlands segment includes international operations outside of North America that were previously reported in the Corporate and Other segment. Prior year results were recast to reflect this change.

LONG-TERM DEBT

Our consolidated long-term debt was:

•	$6 billion as of December 30, 2008;
•	$7.3 billion as of December 30, 2007; and
•	$8.2 billion as of December 31, 2006.

During 2008, we reduced overall debt – including that for our Real Estate segment – by approximately $1.3 billion.

During 2008 and 2007, we retired $500 million and $962 million, respectively, of our long-term debt prior to its scheduled maturity. The (gains) and losses incurred were:

•	$(32) million in 2008 and
•	$45 million in 2007.

See Note 14: Long-Term Debt in the accompanying Notes to Consolidated Financial Statements for more information.

REVOLVING CREDIT FACILITIES

As of December 31, 2008, Weyerhaeuser Company and WRECO have two multiyear revolving credit facility agreements:

–	$1.2 billion revolving credit facility that expires in March 2010 and
–	$1 billion five-year revolving credit facility that expires in December 2011.

WRECO can borrow up to $400 million under each of these facilities. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities.

As of December 31, 2008, we had no borrowings outstanding under our credit facilities and the entire amounts were available for incremental borrowings.

See Note 12: Short-term Borrowings and Lines of Credit in the accompanying Notes to Consolidated Financial Statements for more information.

PAYING DIVIDENDS AND REPURCHASING STOCK

Over the last three years, we paid dividends of:

•	$507 million in 2008,
•	$531 million in 2007 and
•	$538 million in 2006.

Changes in the amount of dividends we paid were primarily due to the decrease in number of shares outstanding during 2008 and 2007.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	49

During 2007, we completed the stock-repurchase program that was announced in October 2005, which authorized the repurchase of up to 18 million shares of our common stock. Since the authorization we repurchased:

•	7 million shares in 2007 – net cost of $473 million;
•	10.8 million shares in 2006 – net cost of $672 million; and
•	0.2 million shares in 2005 – net cost of $11 million.

During 2007, we also redeemed 25 million shares in connection with the Domtar Transaction.

In December of 2008, the board of directors authorized the additional repurchase of up to $250 million of the company’s outstanding shares. As of December 31, 2008, no shares had been repurchased under this authorization.

In 2008, we paid a dividend, but we had negative cash from operations. This resulted in a negative dividend-payout ratio.

Dividend payout ratios for the previous two years are:

•	83 percent in 2007 and
•	33 percent in 2006.

In December of 2008, the board of directors declared a dividend of 25 cents per share, payable on March 2, 2009, reducing the quarterly dividend from the previous level of 60 cents per share.

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Postretirement Benefit Plans, Note 14: Long-Term Debt, and Note 16: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Significant Contractual Obligations as of December 31, 2008

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations:
Weyerhaeuser	$5,564	$407	$3	$1,808	$3,346
Real Estate	456	52	70	272	62
Interest on long-term debt obligations:(1)
Weyerhaeuser	5,095	383	746	555	3,411
Real Estate	121	27	46	28	20
Operating lease obligations:
Weyerhaeuser	258	74	110	39	35
Real Estate(2)	141	20	27	18	76
Purchase obligations(3)	248	215	10	7	16
Estimated minimum pension funding requirement(4)	54	4	50	—	—
Other required postretirement benefit obligations payments(4)	17	17	—	—	—
Liabilities related to unrecognized tax benefits(5)	136	—	—	—	—
Total	$12,090	$1,199	$1,062	$2,727	$6,966

(1)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2008 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2008 will remain in effect until maturity.

(2)   Real Estate operating lease obligations have not been reduced by minimum sublease rental income of $79 million that is due to Real Estate in future periods under noncancelable sublease agreements.

(3)   Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that we can cancel without penalty.

(4)   Amounts presented for pension reflect estimated minimum funding standards. Amounts for postretirement benefits reflect estimated payments for contractually obligated benefits.

(5)   We have recognized total liabilities related to unrecognized tax benefits of $136 million as of December 31, 2008. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements have not had – and are not reasonably likely to have – a material effect on our current or future financial condition, results of operations or cash flows. Note 10: Consolidation of Variable Interest Earnings, Note 11: Real Estate in Process of Development and for Sale and Note 12: Short-term Borrowings and Lines of Credit in the Notes to Consolidated Financial Statements contain our disclosures of:

•	surety bonds,
•	letters of credit and guarantees,
•	lot-purchase option contracts with unconsolidated variable interest entities,
•	subordinated financing provided to unconsolidated variable interest entities and
•	information regarding special-purpose entities that we have consolidated.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

See Note 16: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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

Details about our other significant accounting policies – what we use and how we estimate – are in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate,
•	expected long-term rate of return,
•	anticipated trends in health care costs,
•	assumed increases in salaries and
•	mortality rates.

At the end of every year, we review our assumptions with external advisers and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position, results of operations and cash flows.

Other factors that affect our accounting for the plans include:

•	actual pension fund performance,
•	plan changes and
•	changes in plan participation or coverage.

This section provides more information about our:

•	expected long-term rate of return,
•	discount rate and
•	cash contributions.

Expected Long-Term Rate of Returns

Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plan. The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. After considering all available information at the end of 2008, we continue to assume an expected long-term rate of return on our plan assets of 9.5 percent. Factors we considered include:

•	the 15.3 percent net compounded annual return achieved by our U.S. pension trust investment strategy over the past 24 years and
•	current and expected valuation levels in the global equity and credit markets.

Our expected long-term rate of return is important in determining the net income or expense we recognize for our plans. Every 0.5 percent decrease in our expected long-term rate of return would increase expense or reduce a credit by approximately:

•	$24 million for our U.S. qualified pension plans and
•	$3 million for our Canadian registered pension plans.

Likewise, every 0.5 percent increase in our expected long-term rate of return would decrease expense or increase a credit by those same amounts.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	51

The actual return on plan assets in any given year may vary from our expected long-term rate of return. Actual returns on plan assets affect the funded status of the plans. Differences between actual returns on plan assets and the expected long- term rate of return are reflected as adjustments to cumulative other comprehensive income (loss), a component of total shareholders’ interest.

Discount Rate

Our discount rate as of December 31, 2008, is:

•	6.3 percent for our U.S. plans – compared with 6.5 percent at December 30, 2007; and
•	7.3 percent for our Canadian plans – compared with 5.5 percent at December 30, 2007.

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

Our discount rate is important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$14 million for our U.S. qualified pension plans and
•	$2 million for our Canadian registered pension plans.

Pension and postretirement benefit expenses for 2009 will be based on the 6.3 percent assumed discount rate for U.S. plans and the 7.3 percent assumed discount rate for the Canadian plans.

Contributions Made and Benefits Paid

During 2008:

•	We were not required to and did not make any contributions to our U.S. qualified pension plans.
•	We contributed approximately $23 million to our U.S. nonqualified pension plans.
•	We contributed approximately $5 million to our Canadian registered and nonregistered pension plans in accordance with minimum funding rules in accordance with the respective provincial regulations.
•	We contributed approximately $62 million to our U.S. and Canadian other postretirement plans.

During 2009:

•	We expect to contribute approximately $19 million to our U.S. nonqualified pension plans.
•	We expect to contribute approximately $7 million to our Canadian pension plans (registered and nonregistered).
•	We expect to contribute approximately $64 million to our U.S. and Canadian other postretirement plans.

In addition, we expect to be required to contribute to at least one of our U.S. qualified pension plans for the 2009 plan year. The required contribution is estimated to be between $50 million and $100 million and must be funded by September 15, 2010. The final amount will depend on the remeasurement of the plans’ liabilities at January 1, 2009, and the final value of the trust assets as of that date, which will be available later in 2009.

Receivable From Pension Trust

During 2008, there was a high volume of lump-sum distributions from our U.S. qualified pension plans. Retirement-eligible employees whose employment with the company terminated in connection with the sale of our Containerboard, Packaging and Recycling business or corporate restructuring activities could elect to receive their pension benefit as a lump-sum distribution if permitted in accordance with the plans’ provisions. In addition, recent market events have adversely affected liquidity. For instance, many of the funds in which plan assets are invested have changed their redemption terms, delaying some of the pension trusts’ expected cash receipts. To avoid liquidating assets at depressed prices and, as permitted by law, we elected to provide approximately $200 million of short-term liquidity to the U.S. pension trust through short-term loans. These short-term loans were made in the fourth quarter of 2008. Repayment by the pension trust is planned in 2009.

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

An impairment occurs when the fair market value of our goodwill drops below our carrying value or when the carrying value of long-lived assets will not be recovered from future cash flows. Fair market value is the estimated amount we would get if we were to sell the assets.

In determining fair market value and whether impairment has occurred, we are required to estimate:

•	future cash flows,
•	residual values and
•	fair values of the assets.

Key assumptions we use in developing the estimates include:

•	probability of alternative outcomes,
•	product pricing,
•	raw material costs,
•	product sales and
•	discount rate.

Goodwill Update

The collapse of financial markets in the fourth quarter of 2008, accompanied by accelerated deterioration of housing markets, declining demand and lower prices for pulp products led to a fair-value analysis that indicated the carrying value of the goodwill in our iLevel and Cellulose Fibers reporting units was impaired.

In estimating the fair value of the reporting units, we considered the following valuation methods:

•	income approach based on discounted cash flows and
•	market-value approach, which considered valuation multiples of comparable companies.

The fair-value analysis took into account:

•	the industry’s reduced market multiples,
•	recent and expected operating performance and
•	an expectation that weak macroeconomic trends will likely continue.

Based on the results of the fair-value analysis, we recognized:

•	$733 million for impairment of all of the goodwill in our Wood Products segment associated with the iLevel reporting unit and
•	$94 million for impairment of all of the goodwill associated with our Cellulose Fibers reporting unit.

The total goodwill remaining on our balance sheet as of December 31, 2008, was $43 million, composed of $3 million in our Wood Products segment and $40 million in our Timberlands segment.

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

While we do our best in developing our projections, litigation is still inherently unpredictable and excessive verdicts occur. Details about our legal exposures and proceedings are discussed in Note 16: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements. These exposures and proceedings are significant. Ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year.

Environmental Matters

Determining our liabilities for environmental matters requires estimates of future remediation alternatives and costs. We base our estimates on:

•	detailed evaluations of relevant environmental regulations;
•	physical and risk assessments of our affected sites;
•	assumptions of probable financial participation by other known potentially responsible parties; and
•	amounts that we will receive from insurance carriers – though the amounts are not recorded until we have a binding agreement.

Product Liability Matters

We record reserves for contingent product-liability matters when it becomes probable we will make financial payment. Determining the amount of reserves we record requires projections of future claim rates and amounts. The hardboard siding reserve is our sole material product-liability reserve and is discussed in detail under Note 16: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

DEPLETION

We record depletion – the costs attributed to timber harvested – as trees are harvested.

To calculate our depletion rate, which is updated annually, we:

•	take the total cost of the timber, minus previously recorded depletion; and
•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of the following factors:

•	changes in weather patterns,
•	effect of fertilizer and pesticide applications,
•	changes in environmental regulations and restrictions,
•	limits on harvesting certain timberlands,
•	changes in harvest plans,
•	scientific advancement in seedling and growing technology and
•	changes in harvest cycles.

In addition, the length of the harvest cycle varies by geographic region and species of timber.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	53

Depletion-rate calculations do not include estimates for:

•	future silviculture – or sustainable forest management – costs associated with existing stands;
•	future reforestation costs associated with a stand’s final harvest; and
•	future volume in connection with the replanting of a stand subsequent to its final harvest.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

A summary of prospective accounting pronouncements is in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LONG-TERM DEBT OBLIGATIONS

The following summary of our long-term debt obligations includes:

•	scheduled principal repayments for the next five years and after,
•	weighted average interest rates for debt maturing in each of the next five years and after and
•	estimated fair values of outstanding obligations.

We estimate the fair value of long-term debt based on quoted market prices we received for the same types and issues of our debt or on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt. Changes in market rates of interest affect the fair value of our fixed-rate debt.

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2008

DOLLAR AMOUNTS IN MILLIONS
	2009	2010	2011	2012	2013	THEREAFTER	TOTAL	FAIR VALUE
Weyerhaeuser:
Fixed-rate debt	$112	$3	—	$1,444	$364	$3,346	$5,269	$4,316
Average interest rate	6.00%	6.03%	—	6.75%	7.33%	7.45%	7.22%	N/A
Variable-rate debt	$295	—	—	—	—	—	$295	$289
Average interest rate	2.47%	—	—	—	—	—	2.47%	N/A
Real Estate:
Fixed-rate debt	$52	$40	$30	$203	$69	$37	$431	$356
Average interest rate	5.64%	5.50%	7.62%	6.12%	6.14%	6.38%	6.14%	N/A
Variable-rate debt	—	—	—	—	—	$25	$25	$25
Average interest rate	—	—	—	—	—	3.70%	3.70%	N/A

OUR USE OF DERIVATIVES

We occasionally use derivatives to:

•	achieve the mix of variable-rate debt and fixed-rate debt that we want in our capital structure,
•	hedge commitments in commodities that we produce or buy and
•	manage our exposure to foreign exchange rate fluctuations.

The fair value of our derivatives may vary due to the volatility of the underlying forward prices or index rates associated with them.

COMMODITY FUTURES, SWAPS AND COLLARS

As of December 31, 2008, we had the following commodity swap contracts:

•	forward purchases with a notional value of $23 million and
•	forward sales with a notional value of $32 million.

These contracts expire through the third quarter of 2009.

The forward purchases were designated as cash flow hedges until offsetting forward sales were entered into in June 2008. As of December 31, 2008, these contracts are not designated as hedges. Due to the offsetting forward-purchase and forward-sale contracts, changes in forward price levels are not expected to change the net fair value of our commodity swaps. The net fair value of these swap contracts as of December 31, 2008, was $9 million.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	55

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2008 and December 30, 2007, and the related consolidated statements of earnings, cash flows, and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 23 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 26, 2009

CONSOLIDATED STATEMENT OF EARNINGS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2008

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2008	2007	2006
Net sales and revenues:
Weyerhaeuser	$6,610	$8,465	$10,138
Real Estate	1,408	2,359	3,335
Total net sales and revenues	8,018	10,824	13,473
Costs and expenses:
Weyerhaeuser:
Costs of products sold	5,475	6,982	8,032
Depreciation, depletion and amortization	575	594	639
Selling expenses	217	260	282
General and administrative expenses	456	608	688
Research and development expenses	64	71	69
Charges for restructuring (Note 19)	66	34	—
Charges for closure of facilities (Note 20)	93	116	58
Refund of countervailing and anti-dumping deposits	—	—	(344)
Impairment of goodwill (Note 8)	832	30	—
Other operating costs (income), net (Note 21)	111	30	(124)
	7,889	8,725	9,300
Real Estate:
Costs and operating expenses	1,523	1,752	2,338
Depreciation and amortization	18	23	25
Selling expenses	139	179	180
General and administrative expenses	106	99	124
Other operating costs (income), net	—	(5)	(3)
Impairment of long-lived assets and other related charges (Note 22)	874	128	36
	2,660	2,176	2,700
Total costs and expenses	10,549	10,901	12,000
Operating income (loss)	(2,531)	(77)	1,473
Interest expense and other:
Weyerhaeuser:
Interest expense incurred	(505)	(527)	(519)
Less interest capitalized	59	118	84
Gain (loss) on early extinguishment of debt (Note 14)	32	(45)	2
Interest income and other	78	83	69
Gain on Uruguay restructuring (Note 7)	250	—	—
Equity in income (loss) of affiliates (Note 7)	15	(5)	6
Real Estate:
Interest expense incurred	(45)	(57)	(55)
Less interest capitalized	45	57	55
Interest income and other	2	7	30
Equity in income of unconsolidated entities (Note 7)	21	50	58
Impairment of investments and other related charges (Note 22)	(128)	(36)	—
Earnings (loss) from continuing operations before income taxes	(2,707)	(432)	1,203
Income tax benefit (provision) (Note 23)	888	181	(358)
Earnings (loss) from continuing operations	(1,819)	(251)	845
Discontinued operations, net of income taxes (Note 3)	643	1,041	(392)
Net earnings (loss)	$(1,176)	$790	$453
Basic earnings (loss) per share (Note 4):
Continuing operations	$(8.61)	$(1.15)	$3.45
Discontinued operations	3.04	4.75	(1.60)
Net earnings (loss)	$(5.57)	$3.60	$1.85
Diluted earnings (loss) per share (Note 4):
Continuing operations	$(8.61)	$(1.15)	$3.44
Discontinued operations	3.04	4.75	(1.60)
Net earnings (loss)	$(5.57)	$3.60	$1.84
Dividends paid per share	$2.40	$2.40	$2.20

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	57

CONSOLIDATED BALANCE SHEET

ASSETS

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	DECEMBER 31, 2008	DECEMBER 30, 2007
Weyerhaeuser
Current assets:
Cash and cash equivalents	$2,288	$79
Short-term investments	138	—
Receivables, less allowances of $7 and $3	497	651
Receivable from pension trust (Note 9)	200	—
Inventories (Note 5)	737	795
Prepaid expenses	101	164
Deferred tax assets (Note 23)	149	125
Current assets of discontinued operations (Note 3)	23	1,200
Total current assets	4,133	3,014
Property and equipment, net (Note 6)	3,858	4,112
Construction in progress	104	289
Timber and timberlands at cost, less depletion charged to disposals	4,205	3,769
Investments in and advances to equity affiliates (Note 7)	202	285
Goodwill (Note 8)	43	941
Deferred pension and other assets (Note 9)	608	2,445
Restricted assets held by special purpose entities (Note 10)	916	916
Noncurrent assets of discontinued operations (Note 3)	11	4,255
	14,080	20,026
Real Estate
Cash and cash equivalents	6	21
Receivables, less discounts and allowances of $4 and $2	74	63
Real estate in process of development and for sale (Note 11)	751	1,270
Land being processed for development	1,121	1,622
Investments in unconsolidated entities (Note 7)	30	58
Deferred tax assets (Note 23)	438	166
Other assets	195	307
Consolidated assets not owned (Note 10)	40	273
	2,655	3,780
Total assets	$16,735	$23,806

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ INTEREST

	DECEMBER 31, 2008	DECEMBER 30, 2007
Weyerhaeuser
Current liabilities:
Notes payable and commercial paper (Note 12)	$1	$54
Current maturities of long-term debt (Notes 14 and 15)	407	507
Accounts payable	379	585
Accrued liabilities (Note 13)	1,023	959
Current liabilities of discontinued operations (Note 3)	2	502
Total current liabilities	1,812	2,607
Long-term debt (Notes 14 and 15)	5,153	6,059
Deferred income taxes (Note 23)	1,805	2,579
Deferred pension, other postretirement benefits and other liabilities (Note 9)	1,538	1,657
Liabilities (nonrecourse to Weyerhaeuser) held by special-purpose entities (Note 10)	764	765
Noncurrent liabilities of discontinued operations (Note 3)	—	723
Commitments and contingencies (Note 16)
	11,072	14,390
Real Estate
Long-term debt (Notes 14 and 15)	456	775
Other liabilities	358	432
Consolidated liabilities not owned (Note 10)	35	228
Commitments and contingencies (Note 16)
	849	1,435
Total liabilities	11,921	15,825
Shareholders’ interest (Notes 17 and 18):
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,289,320 and 209,546,474 shares	264	262
Exchangeable shares: no par value; unlimited shares authorized; issued and held by nonaffiliates: 0 and 1,600,110 shares	—	109
Other capital	1,767	1,609
Retained earnings	3,278	5,014
Cumulative other comprehensive income (loss)	(495)	987
Total shareholders’ interest	4,814	7,981
Total liabilities and shareholders’ interest	$16,735	$23,806

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	59

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2008

DOLLAR AMOUNTS IN MILLIONS
	CONSOLIDATED
	2008	2007	2006
Cash flows from operations:
Net earnings (loss)	$(1,176)	$790	$453
Noncash charges (credits) to income:
Depreciation, depletion and amortization	659	974	1,283
Deferred income taxes, net	(1,005)	(237)	(174)
Pension and other postretirement benefits (Note 9)	(200)	18	132
Share-based compensation expense (Note 18)	47	41	28
Equity in income of affiliates and unconsolidated entities (Note 7)	(32)	(51)	(65)
Reduction in litigation reserves (Notes 16 and 21)	(13)	—	(118)
Charges for impairment of goodwill (Note 8)	838	30	749
Charges for impairment of other assets (Notes 19, 20, 21 and 22)	1,171	287	123
(Gain) loss on early extinguishment of debt (Note 14)	(32)	45	—
Gain on Uruguay restructuring (Note 7)	(250)	—	—
Gain on disposition of assets and operations (Notes 3 and 21)	(1,413)	(690)	(68)
Foreign exchange transaction (gains) losses (Note 21)	48	(45)	(28)
Decrease (increase) in working capital:
Receivables	51	(118)	29
Inventories, real estate and land	228	(47)	(315)
Prepaid expenses	65	10	(1)
Accounts payable and accrued liabilities	(307)	(254)	(240)
Deposits on land positions	41	(40)	(98)
Intercompany advances(1)	—	—	—
Other	(54)	(70)	(66)
Net cash from operations	(1,334)	643	1,624
Cash flows from investing activities:
Property and equipment	(390)	(680)	(837)
Timberlands reforestation	(53)	(44)	(37)
Acquisition of timberlands	(165)	(156)	(78)
Acquisition of businesses and facilities, net of cash acquired (Note 24)	—	(53)	(240)
Distributions from and (investments in) equity affiliates	(45)	4	(17)
Uruguay restructuring (Note 7)	(23)	—	—
Proceeds from sale of:
Property, equipment and other assets	54	114	31
Operations and equity investments (Notes 3 and 7)	6,430	1,629	273
Purchase of short-term investments	(701)	—	—
Redemption of short-term investments	553	—	—
Loan to pension trust (Note 9)	(200)	—	—
Intercompany advances (1)	—	—	—
Other	(2)	2	(9)
Cash from investing activities	5,458	816	(914)
Cash flows from financing activities:
Issuances of debt	—	451	4
Notes, commercial paper borrowings and revolving credit facilities, net	(452)	213	32
Cash dividends	(507)	(531)	(538)
Payments on debt	(972)	(1,616)	(620)
Exercises of stock options	4	321	202
Repurchases of common stock (Note 17)	—	(473)	(672)
Excess tax benefits from share-based payment arrangements (Note 18)	—	51	23
Intercompany advances(1)	—	—	—
Other	(17)	(4)	(2)
Cash from financing activities	(1,944)	(1,588)	(1,571)
Net change in cash and cash equivalents	2,180	(129)	(861)
Cash and cash equivalents at beginning of year (2)	114	243	1,104
Cash and cash equivalents at end of year (2)	$2,294	$114	$243
Cash paid during the year for:
Interest, net of amount capitalized	$457	$463	$528
Income taxes	$1,174	$193	$737

(1)	Intercompany loans and advances represent payments and receipts between Weyerhaeuser and Real Estate and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. Intercompany loans and advances are eliminated and do not appear in the consolidated cash flows above.
(2)	Include cash and cash equivalents of discontinued operations.

See accompanying Notes to Consolidated Financial Statements.

	WEYERHAEUSER		REAL ESTATE
2008	2007	2006	2008	2007	2006

$(329)	$661	$2	$(847)	$129	$451

641	951	1,258	18	23	25
(733)	(185)	(126)	(272)	(52)	(48)
(195)	14	127	(5)	4	5
43	37	26	4	4	2
(11)	(2)	(7)	(21)	(49)	(58)
(13)	—	(118)	—	—	—
838	30	749	—	—	—
169	123	87	1,002	164	36
(32)	45	—	—	—	—
(250)	—	—	—	—	—
(1,413)	(690)	(68)	—	—	—
48	(45)	(28)	—	—	—

80	(182)	132	(29)	64	(103)
(10)	64	(52)	238	(111)	(263)
70	1	(2)	(5)	9	1
(269)	(126)	(335)	(38)	(128)	95
—	—	—	41	(40)	(98)
—	—	—	(377)	(176)	318
(80)	(16)	(97)	26	(54)	31
(1,446)	680	1,548	(265)	(213)	394

(372)	(662)	(812)	(18)	(18)	(25)
(53)	(44)	(37)	—	—	—
(165)	(156)	(78)	—	—	—
—	(14)	(27)	—	(39)	(213)
14	—	(1)	(59)	4	(16)
(23)	—	—	—	—	—

54	114	30	—	—	1
6,430	1,629	273	—	—	—
(701)	—	—	—	—	—
553	—	—	—	—	—
(200)	—	—	—	—	—
(306)	100	(318)	—	—	—
(2)	2	(9)	—	—	—
5,229	969	(979)	(77)	(53)	(253)

—	451	4	—	—	—
(256)	22	51	(196)	191	(19)
(507)	(531)	(538)	—	—	—
(826)	(1,613)	(231)	(146)	(3)	(389)
4	321	202	—	—	—
—	(473)	(672)	—	—	—
—	48	22	—	3	1
—	—	—	683	76	—
(3)	(4)	(2)	(14)	—	—
(1,588)	(1,779)	(1,164)	327	267	(407)
2,195	(130)	(595)	(15)	1	(266)
93	223	818	21	20	286
$2,288	$93	$223	$6	$21	$20

$457	$463	$528	$—	$—	$—
$1,149	$(232)	$725	$25	$425	$12

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	61

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INTEREST AND COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2008

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Common shares:
Balance at beginning of year	$262	$295	$304
Issued for exercise of stock options	—	7	5
Retraction or redemption of exchangeable shares	2	1	—
Shares tendered (Note 3)	—	(32)	—
Repurchase of common shares	—	(9)	(14)
Balance at end of year	$264	$262	$295
Exchangeable shares:
Balance at beginning of year	$109	$135	$139
Retraction or redemption	(109)	(26)	(4)
Balance at end of year	$—	$109	$135
Other capital – common and exchangeable:
Balance at beginning of year	$1,609	$3,812	$4,227
Exercise of stock options	4	314	197
Retraction or redemption of exchangeable shares	107	25	4
Shares tendered (Note 3)	—	(2,160)	—
Repurchase of common shares	—	(464)	(658)
Share-based compensation	51	37	21
Tax benefits on exercise of stock options	—	48	21
Other transactions, net	(4)	(3)	—
Balance at end of year	$1,767	$1,609	$3,812
Retained earnings:
Balance at beginning of year	$5,014	$4,755	$4,840
Net earnings (loss)	(1,176)	790	453
Cash dividends paid on common shares	(507)	(531)	(538)
Dividends accrued on common shares, payable March 2, 2009	(53)	—	—
Balance at end of year	$3,278	$5,014	$4,755
Cumulative other comprehensive income (loss):
Balance at beginning of year	$987	$88	$290
Annual changes – net of tax:
Foreign currency translation adjustments	(229)	214	(34)
Additional minimum pension liability adjustments (Note 9)	—	—	65
Adjustment to initially apply FASB Statement No. 158 (Note 9)	—	—	(174)
Changes in unamortized net pension and other postretirement benefit gain (loss) (Note 9)	(1,438)	644	—
Changes in unamortized prior service credit (Note 9)	182	25	—
Cash flow hedge fair value adjustments	6	16	(60)
Unrealized gains (losses) on available-for-sale securities	(3)	—	1
Balance at end of year	$(495)	$987	$88
Total shareholders’ interest:
Balance at end of year	$4,814	$7,981	$9,085
Comprehensive income (loss):
Net earnings (loss)	$(1,176)	$790	$453
Other comprehensive income (loss):
Foreign currency translation adjustments	(229)	214	(34)
Additional minimum pension liability adjustments, net of tax expense of $34 in 2006	—	—	65
Changes in unamortized net pension and other postretirement benefit gain (loss), net of tax expense (benefit) of ($851) in 2008 and $438 in 2007	(1,438)	644	—
Changes in unamortized prior service credit, net of tax expense of $106 in 2008 and $25 in 2007	182	25	—
Cash flow hedges:
Net derivative gains (losses), net of tax expense (benefit) of $9 in 2008, $26 in 2007, and ($37) in 2006	14	40	(57)
Reclassification of gains, net of tax expense of $5 in 2008, $16 in 2007, and $2 in 2006	(8)	(24)	(3)
Unrealized gains (losses) on available-for-sale securities	(3)	—	1
Total comprehensive income (loss)	$(2,658)	$1,689	$425

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2008

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies describe:

•	how we report our results,
•	changes in how we report our results and
•	how we account for various items.

HOW WE REPORT OUR RESULTS

We report our results using:

•	consolidated financial statements,
•	our business segments,
•	foreign currency translation,
•	estimates and
•	a fiscal year that ended December 31, 2008.

CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities that we control, including:

•	majority-owned domestic and foreign subsidiaries and
•	variable interest entities in which we are the primary beneficiary.

They do not include our intercompany transactions and accounts, which are eliminated.

We account for investments in and advances to unconsolidated equity affiliates using the equity method, with taxes provided on undistributed earnings. This means that we record earnings and accrue taxes in the period that the earnings are recorded by our unconsolidated equity affiliates.

We report our financial results and condition in two groups:

•	Weyerhaeuser – our forest products-based operations, principally the growing and harvesting of timber and the manufacture, distribution and sale of forest products; and
•	Real Estate – our real estate development and construction operations.

Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “we,” “our,” and “the company” refer to the consolidated company, including both Weyerhaeuser and Real Estate.

OUR BUSINESS SEGMENTS

We are principally engaged in:

•	growing and harvesting timber;
•	manufacturing, distributing and selling forest products; and
•	developing real estate and constructing homes.

Our business segments are organized based primarily on products and services.

Our Business Segments and Products

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, minerals, oil and gas and international wood products
Wood Products	Softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution
Cellulose Fibers	Pulp and liquid packaging board
Real Estate	Real estate development, construction and sales
Fine Paper (divested in 2007)	Business, printing, publishing and converting paper products
Containerboard, Packaging and Recycling (sold in 2008)	Containerboard, packaging and recycling
Corporate and Other	Governance, corporate support activities and transportation

We also transfer raw materials, semifinished materials and end products among our business segments. Because of this intracompany activity, accounting for our business segments involves:

•	allocating joint conversion and common facility costs according to usage by our business segment product lines and
•	pricing products transferred among our business segments at current market values.

FOREIGN CURRENCY TRANSLATION

Local currencies are the functional currencies for certain of our operations outside the U.S. We translate foreign currencies into U.S. dollars in two ways:

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

While we do our best in preparing these estimates, actual results can and do differ from those estimates and assumptions.

OUR FISCAL YEAR

In December 2008, our board of directors amended our bylaws to adopt a December 31 fiscal year-end. Before 2008, our fiscal year ended on the last Sunday of the calendar year. As a result, the number of weeks in our fiscal year varied. For the last three years:

•	Fiscal year 2008 had 52 weeks and three days.
•	Fiscal year 2007 had 52 weeks.
•	Fiscal year 2006 had 53 weeks.

CHANGES IN HOW WE REPORT OUR RESULTS

We implemented two accounting changes in 2008. They did not have a material effect on our financial position, results of operations or cash flows, but they did require additional disclosures. There are also several accounting changes scheduled to take effect in 2009 or 2010. In addition, we have reclassified certain balances and results from prior years to make them consistent with our current reporting.

ACCOUNTING CHANGES WE IMPLEMENTED IN 2008

Fair Value Measurements for Financial Assets and Financial Liabilities

We adopted Statement 157 – Statement of Financial Accounting Standards No. 157, Fair Value Measurements – was adopted for financial assets and financial liabilities in the first quarter of 2008. Issued by the FASB in September 2006, Statement 157:

•	provides a common definition of fair value,
•	establishes a framework for measuring fair value in generally accepted accounting principles and
•	expands disclosures about fair value instruments.

It applies when other accounting standards require or permit fair-value measurements. However, it does not require any new fair-value measurements.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. That delayed the effective date of Statement 157 for certain nonfinancial assets and nonfinancial liabilities to 2009.

Statement 157 was applicable in the first quarter of 2008 to our commodity derivatives and the fair value recognition principles defined by Statement 157 were also applicable to financial assets and liabilities within our pension trusts. The implementation of Statement 157 for financial assets and financial liabilities did not have a material effect on our financial position, results of operations or cash flows.

ACCOUNTING CHANGES THAT TAKE EFFECT IN 2009

Several accounting changes are scheduled to take effect in 2009 and are related to:

•	fair value measurements for certain nonfinancial assets and nonfinancial liabilities,
•	business combinations,
•	noncontrolling interests and
•	disclosures about postretirement benefit plan assets.

Fair-Value Measurements for Nonfinancial Assets and Nonfinancial Liabilities

Statement 157 will be effective for the following assets and liabilities in the first quarter of 2009:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment;
•	reporting units measured at fair value in the first step of a goodwill-impairment test;
•	nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment assessment; and
•	the initial measurement of asset-retirement obligations.

We expect the adoption of Statement 157 will not have a material effect on our financial position, results of operation or cash flows, but it may require additional disclosures. As disclosed in these financial statements, we recognized significant impairments in 2008. Future economic events and decisions may trigger additional impairments.

Business Combinations

Statement 141R – Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations – was issued by the FASB in December 2007 and applies to business combinations beginning with the first quarter of 2009. Statement 141R:

•	expands the definition of a business; and
•

changes the accounting for business combinations, including how an acquirer recognizes and measures the identifiable assets acquired, the cost of the acquisition, liabilities assumed, any noncontrolling interest in the acquiree and goodwill.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	65

Statement 141R will be applicable to future business combinations. It will not have an effect on our current financial position, results of operations or cash flows.

Noncontrolling Interests

Statement 160 – Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – is an amendment to ARB No. 51. It takes effect in the first quarter of 2009. Issued by the FASB in December 2007, Statement 160:

•	changes the accounting for noncontrolling (minority) interests in consolidated financial statements,
•	requires noncontrolling interests to be presented as a separate component of equity,
•	changes the income statement presentation of income or losses attributable to noncontrolling interests and
•	revises the accounting for both increases and decreases in a parent’s controlling ownership interest.

We expect the adoption of Statement 160 will not have a material effect on our financial position, results of operations or cash flows.

Disclosures About Postretirement Benefit Plan Assets

FSP FAS No. 132(R)-1 – Employers’ Disclosures About Postretirement Benefit Plan Assets – takes effect in the fourth quarter of 2009. Issued by the FASB in December 2008, FSP FAS No. 132(R)-1 requires:

•	qualitative disclosures about how pension investment allocation decisions are made;
•	disclosures about the major categories of plan assets and concentrations of risk; and
•	disclosures about fair-value measurements, including the methods and inputs used to measure the fair value of plan assets.

Currently, we are evaluating the effect that the adoption of FSP FAS No. 132(R)-1 will have on our financial statement disclosures.

RECLASSIFICATIONS

We have reclassified certain balances and results from prior years to be consistent with our fiscal year 2008 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or shareholders’ interest. Our significant reclassifications were:

•

Discontinued operations were reclassified for all years presented. Note 3: Discontinued Operations and Assets Held for Sale provides a summary of the results of discontinued operations, certain assets held for sale and the balances and results associated with discontinued operations.

•

Effective July 2008, Weyerhaeuser’s international operations outside of North America are reported as part of the Timberlands segment. These operations, which consist primarily of timberlands and related converting operations in South America, previously were reported as part of the Corporate and Other segment.

HOW WE ACCOUNT FOR VARIOUS ITEMS

This section provides information about how we account for certain key items related to:

•	capital investments,
•	financing our business and
•	operations.

ITEMS RELATED TO CAPITAL INVESTMENTS

Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands, impairment of long-lived assets and goodwill.

Property and Equipment

We maintain property accounts on an individual asset basis. Here’s how we handle major items:

•	Improvements to and replacements of major units of property are capitalized.
•	Maintenance, repairs and minor replacements are expensed.
•	Depreciation is calculated using a straight-line method at rates based on estimated service lives.
•	Logging railroads and truck roads are generally amortized – as timber is harvested – at rates based on the volume of timber estimated to be removed.
•	Cost and accumulated depreciation of property sold or retired are removed from the accounts and the gain or loss is included in earnings.

Timber and Timberlands

We carry timber and timberlands at cost less depletion charged to disposals. Depletion refers to the carrying value of timber that is harvested, lost as a result of casualty, or sold.

Key activities affecting how we account for timber and timberlands include:

•	reforestation,
•	depletion and
•	forest management in Canada.

Reforestation. Generally, we capitalize all initial site preparation and planting costs as reforestation. We transfer reforestation to a merchantable timber classification when the timber is considered harvestable. That generally occurs after:

•	15 years in the South and

•	30 years in the West.

Generally, we expense costs after the first planting as they are incurred or over the period of expected benefit. These costs are considered to be maintenance of the forest and include:

•	fertilization,
•	vegetation and insect control,
•	pruning and precommercial trimming,
•	property taxes and
•	interest.

Accounting practices for these costs do not change when timber becomes merchantable and harvesting starts.

Depletion. To determine depletion rates, we divide the net carrying value of timber by the related volume of timber estimated to be available over the growth cycle. To determine the growth cycle volume of timber, we consider:

•	regulatory and environmental constraints,
•	our management strategies,
•	inventory data improvements,
•	growth rate revisions and recalibrations and
•	known dispositions and inoperable acres.

We include the cost of timber harvested in the carrying values of raw materials and product inventories. As these inventories are sold to third parties, we include them in the cost of products sold.

Forest management in Canada. We hold forest management licenses in various Canadian provinces that are:

•	granted by the provincial governments;
•	granted for initial periods of 15 to 25 years; and
•	renewable every five years provided we meet reforestation, operating and management guidelines.

Calculation of the fees we pay on the timber we harvest:

•	varies from province to province,
•	is tied to product market pricing and
•	depends upon the allocation of land management responsibilities in the license.

Impairment of Long-Lived Assets

We review long-lived assets – including certain identifiable intangibles – for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impaired assets held for use are written down to fair value. Impaired assets held for sale are written down to fair value less cost to sell. We determine fair value based on:

•	appraisals,
•	market pricing of comparable assets,
•	discounted value of estimated cash flows from the asset and
•	replacement values of comparable assets.

Goodwill

Goodwill is the purchase price minus the fair value of net assets acquired when we buy another entity. We assess goodwill for impairment:

•	using a fair-value-based approach; and
•	at least annually – at the beginning of the fourth quarter.

The fair-value analysis takes into account:

•	the industry’s reduced market multiples,
•	recent and expected operating performance and
•	an expectation that weak macroeconomic trends will likely continue.

ITEMS RELATED TO FINANCING OUR BUSINESS

Key items related to financing our business include financial instruments, derivatives, cash and cash equivalents and accounts payable.

Financial Instruments

We estimate the fair value of financial instruments where appropriate. The assumptions we use – including the discount rate and estimates of cash flows – can significantly affect our fair-value amounts. Our fair values are estimates and may not match the amounts we would realize upon sale or settlement of our financial positions.

Derivatives

We occasionally use well-defined financial contracts to help manage risks associated with:

•	foreign exchange rates,
•	interest rates and
•	commodity prices.

We measure derivatives at fair value and present them as assets and liabilities on our Consolidated Balance Sheet.

Certain of our purchase and sale contracts have elements that meet the accounting definition of derivatives. We do not account for these contracts as derivatives because we expect the purchases and sales to occur, qualifying them for the “normal purchases or normal sales” exception.

Cash flow hedges. We had certain commodity contracts related to the purchase of energy that effectively locked in the purchase price of the commodities. The forward purchases were designated as cash flow hedges until offsetting forward sales were entered into in June 2008. As of December 31, 2008, we had no derivatives designated as hedges. Due to the offsetting

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	67

forward-purchase and forward-sale contracts, changes in forward price levels are note expected to change the net fair value of our commodity swaps.

Opportunity for credit-related gains and exposure to credit-related losses. Our use of derivative financial instruments resulted in gains (losses) of:

•	$19 million in 2008,
•	$(24) million in 2007 and
•	$12 million in 2006.

An exposure to credit-related losses could result in an event of nonperformance by counterparties to financial instruments. However, we expect that none of our counterparties will fail to meet its obligations. Exposure in a derivative contract is the net difference between what each party is required to pay according to the terms of the contract. Notional amounts do not represent amounts exchanged by the parties. As a result, notional amounts are not a measure of exposure through the use of derivatives.

The absolute notional amounts of our derivative financial instruments were:

•	$55 million at December 31, 2008; and
•	$114 million at December 30, 2007.

In 2008, this absolute notional amount included forward purchases with a notional value of $23 million and forward sales with a notional value of $32 million.

Cash and Cash Equivalents

Cash equivalents are short-term investments with original maturities of 90 days or less. We state short-term investments at cost, which approximates market.

Short-Term Investments

Our short-term investments consist of investments where redemptions have been delayed. These investments are carried at the expected realizable value of the investment, which approximates fair value.

Accounts Payable

Our banking system replenishes our major bank accounts daily as checks we have issued are presented for payment. As a result, we have negative book cash balances due to outstanding checks that have not yet been paid by the bank. These negative balances are included in accounts payable on our Consolidated Balance Sheet. Changes in these negative cash balances are reported as financing activities in our Consolidated Statement of Cash Flows. Negative book cash balances were:

•	$85 million at December 31, 2008; and
•	$164 million at December 30, 2007.

ITEMS RELATED TO OPERATIONS

Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, share-based compensation, pension and other postretirement plans, and environmental remediation.

Revenue Recognition

Our forest products-based operations recognize revenue differently from our Real Estate operations. Our forest products operations generally recognize revenue upon shipment to customers. For certain export sales, revenue is recognized when title transfers at the foreign port.

Real Estate recognizes revenue when:

•	closings have occurred,
•	required down payments have been received,
•	title and possession have been transferred to the buyer and
•	all other criteria for sale and profit recognition have been satisfied.

Inventories

We state inventories at the lower of cost or market. Cost includes labor, materials and production overhead. We use LIFO – the last-in, first-out method – for certain of our domestic raw material and in-process and finished goods inventories. Our LIFO inventories for continuing operations were:

•	$231 million at December 31, 2008; and
•	$230 million at December 30, 2007.

We use FIFO – the first-in, first-out method – or moving average cost methods for the balance of our domestic raw materials and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories for continuing operations, our stated product inventories would have been higher by:

•	$162 million at December 31, 2008; and
•	$171 million at December 30, 2007.

Shipping and Handling Costs

We classify shipping and handling costs in the costs of products sold in our Consolidated Statement of Earnings.

Income Taxes

We account for income taxes under the liability method. We adopted Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, January 1, 2007. Under Interpretation 48, unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the company has taken on previously filed tax returns are not sustained. In accordance with the company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense and current taxes payable. This policy did not change as a result of Interpretation 48.

We recognize deferred tax assets and liabilities to reflect:

•	future tax consequences due to differences between the carrying amounts for financial purposes and the tax bases of certain items and
•	operating loss and tax credit carryforwards.

To measure deferred tax assets and liabilities, we:

•	determine when the differences between the carrying amounts and tax bases of affected items are expected to be recovered or resolved and
•	use enacted tax rates expected to apply to taxable income in those years.

Share-Based Compensation

We account for share-based compensation according to FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R). This statement requires us to measure the fair value of share-based awards on the dates they are granted or modified. These measurements establish the cost of the share-based awards for accounting purposes. We then recognize the cost of share-based awards in our Consolidated Statement of Earnings over each employee’s required service period. Note 18: Share-Based Compensation provides more information about our share-based compensation.

Pension and Other Postretirement Benefit Plans

We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans on our balance sheet and recognize changes in the funded status through comprehensive income in the year in which the changes occur.

Actuarial valuations determine the amount of the pension and other postretirement benefit obligations and the net periodic benefit cost we recognize. The net periodic benefit cost includes:

•	cost of benefits provided in exchange for employees’ services rendered during the year;
•	interest cost of the obligations;
•	expected long-term return on fund assets;
•	gains or losses on plan settlements and curtailments;
•	amortization of prior service costs and plan amendments over the average remaining service period of the active employee group covered by the plans; and
•

amortization of cumulative unrecognized net actuarial gains and losses – generally in excess of 10 percent of the greater of the accrued benefit obligation or market-related value of plan assets at the beginning of the year – over the average remaining service period of the active employee group covered by the plans.

Pension plans. We have pension plans covering most of our employees. Determination of benefits differs for salaried, hourly and unionized employees:

•	Salaried employee benefits are based on each employee’s highest monthly earnings for five consecutive years during the final 10 years before retirement.
•	Hourly employee benefits generally are stated amounts for each year of service.
•	Unionized employee benefits are set through collective-bargaining agreements.

We contribute to our U.S. and Canadian pension plans according to established funding standards. The funding standards for the plans are:

•	U.S. pension plans – according to the Employee Retirement Income Security Act of 1974; and
•	Canadian pension plans – according to the applicable Provincial Pension Benefits Act and the Income Tax Act.

Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 9: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2008.

Environmental Remediation

We accrue losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when the recovery is deemed probable and does not exceed the amount of losses previously recorded.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	69

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

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Management evaluates segment performance based on the contributions to earnings of the respective segments.

The following changes made during 2008 and 2007 affect the comparability of segment results:

During 2008:

•	We reclassified Weyerhaeuser’s international operations outside of North America from the Corporate and Other segment to the Timberlands segment.
•	We changed our process of allocating pension and postretirement costs (credits) to the operating segments.

During 2007:

•	We completed the Domtar Transaction, which affected several of the company’s segments. See Note 3: Discontinued Operations and Assets Held for Sale for more information.

International Operations

Effective July 2008, there were changes in senior management responsibility for Weyerhaeuser’s international operations outside of North America, which consist primarily of timberlands and related converting operations in South America. As a result, these operations, which previously were reported as part of the Corporate and Other segment, are now reported as part of the Timberlands segment. Results of international operations that have been disposed of and results of the company’s investment in Uruguay, prior to its restructuring in second quarter 2008 continue to be reported in the Corporate and Other segment including the 2008 gain on restructuring. Segment results for prior periods have been recast to present information consistent with the current presentation.

Allocation of Pension and Postretirement Credits (Costs)

Effective with the first quarter of 2008, the company’s recurring pension credits (costs) are no longer being allocated to the Weyerhaeuser operating segments. Effective with the third quarter of 2008, the company’s recurring postretirement credits (costs) are no longer being allocated to the Weyerhaeuser operating segments. These Weyerhaeuser pension and postretirement credits (costs) are reported in the Corporate and Other segment with the exception of certain union-negotiated postretirement benefits that are reflected in the Cellulose Fibers segment. Pension and postretirement credits (costs) related to real estate operations are reported in the Real Estate segment.

Domtar Transaction

In the first quarter of 2007 we divested our Fine Paper business and related assets through completion of the Domtar Transaction. The majority of the operations that were divested as a result of the Domtar Transaction are included in the Fine Paper segment. The additional related assets are included in the following segments:

•

Cellulose Fibers – which includes the Kamloops, British Columbia, cellulose fiber operations and also includes sales of cellulose fiber produced in four mills with integrated paper and cellulose fiber operations;

•	Wood Products – which includes the Ear Falls, Ontario, sawmill and activities associated with the Big River and Wapawekka, Saskatchewan, sawmills that were closed in third quarter 2006; and
•	Timberlands – which includes forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

The pretax gain on the Domtar Transaction is included in the Corporate and Other segment.

An analysis and reconciliation of our business segment information to the consolidated financial statements follows:

Sales, Revenues and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	FINE PAPER	CONTAINERBOARD, PACKAGING AND RECYCLING	CORPORATE AND OTHER	DISCONTINUED OPERATIONS AND INTERSEGMENT ELIMINATIONS(1)	CONSOLIDATED
Sales to and revenues from unaffiliated customers
2008	$899	$3,768	$1,765	$1,408	$—	$3,169	$392	$(3,383)	$8,018
2007	$922	$5,699	$1,832	$2,359	$459	$5,168	$432	$(6,047)	$10,824
2006	$1,023	$7,902	$1,956	$3,335	$2,645	$4,912	$477	$(8,777)	$13,473
Intersegment sales
2008	$1,034	$166	$7	$—	$—	$2	$34	$(1,243)	$—
2007	$1,346	$230	$40	$—	$43	$9	$40	$(1,708)	$—
2006	$1,686	$236	$125	$—	$261	$55	$22	$(2,385)	$—
Contribution (charge) to earnings (continuing and discontinued operations)
2008	$384	$(1,547)	$147	$(1,357)	$—	$204	$1,558	$—	$(611)
2007	$627	$(734)	$229	$204	$20	$382	$475	$—	$1,203
2006	$764	$464	$142	$723	$(647)	$263	$(220)	$—	$1,489
(1) Sales to and revenues from unaffiliated customers are adjusted to exclude discontinued operations. Intersegment sales are adjusted to exclude intersegment eliminations.

Reconciliation of Contribution (Charge) to Earnings to Net Earnings

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2008, DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Total contribution (charge) to earnings	$(611)	$1,203	$1,489
Interest expense (Weyerhaeuser only) (continuing and discontinued operations)	(506)	(547)	(617)
Gain (loss) on extinguishment of debt	32	(45)	2
Less capitalized interest (Weyerhaeuser only)	59	118	84
Earnings (loss) before income taxes (continuing and discontinued operations)	(1,026)	729	958
Income taxes (loss) (continuing and discontinued operations)	(150)	61	(505)
Net earnings (loss)	$(1,176)	$790	$453

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	71

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	FINE PAPER	CONTAINERBOARD, PACKAGING AND RECYCLING	CORPORATE AND OTHER	DISCONTINUED OPERATIONS AND INTERSEGMENT ELIMINATIONS(1)	CONSOLIDATED
Depreciation, depletion and amortization
2008	$127	$245	$148	$18	$—	$60	$61	$(66)	$593
2007	$121	$268	$148	$23	$47	$297	$70	$(357)	$617
2006	$124	$298	$171	$25	$280	$304	$81	$(619)	$664
Net pension income (expense)
2008	$—	$—	$—	$5	$—	$—	$101	$—	$106
2007	$4	$39	$8	$(1)	$1	$30	$(58)	$—	$23
2006	$(1)	$1	$(5)	$(2)	$—	$(4)	$(7)	$—	$(18)
Net postretirement benefits income (expense)
2008	$(2)	$(13)	$(9)	$(2)	$—	$(10)	$64	$—	$28
2007	$(4)	$(29)	$(12)	$(3)	$(1)	$(20)	$(26)	$—	$(95)
2006	$(3)	$(28)	$(12)	$(3)	$(8)	$(18)	$(42)	$—	$(114)
Charges (reversals) for restructuring
2008	$—	$8	$—	$—	$—	$(1)	$59	$—	$66
2007	$1	$20	$3	$—	$—	$2	$11	$(3)	$34
2006	$(1)	$(1)	$—	$—	$1	$21	$2	$(22)	$—
Charges for closure of facilities
2008	$—	$92	$—	$—	$—	$11	$1	$(11)	$93
2007	$—	$115	$(1)	$—	$2	$9	$1	$(10)	$116
2006	$1	$59	$(3)	$—	$15	$14	$26	$(54)	$58
Equity in income (loss) of equity affiliates and unconsolidated entities
2008	$(2)	$(5)	$17	$21	$—	$—	$10	$(5)	$36
2007	$(2)	$(6)	$(3)	$50	$—	$—	$13	$(7)	$45
2006	$—	$(6)	$14	$58	$—	$—	$(1)	$(1)	$64
Capital expenditures
2008	$98	$100	$54	$18	$—	$100	$73	$—	$443
2007	$71	$244	$104	$18	$2	$190	$95	$—	$724
2006	$64	$191	$190	$25	$62	$234	$108	$—	$874
Investments in and advances to equity affiliates and unconsolidated entities
2008	$—	$1	$200	$30	$—	$—	$1	$—	$232
2007	$—	$3	$189	$58	$—	$—	$164	$(71)	$343
2006	$—	$4	$191	$72	$—	$—	$304	$(116)	$455
Total assets
2008	$4,917	$2,104	$2,363	$2,655	$—	$—	$6,502	$(1,806)	$16,735
2007	$4,471	$3,573	$2,624	$3,780	$—	$5,090	$6,612	$(2,344)	$23,806
2006	$4,258	$3,966	$2,815	$3,624	$3,451	$5,204	$5,531	$(1,987)	$26,862

(1)   Amounts above are adjusted to exclude discontinued operations in order to tie to the consolidated statements. Total assets are adjusted to exclude discontinued operations and intersegment eliminations.

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

We have made certain reclassifications in our consolidated financial statements to reflect discontinued operations.

OPERATIONS INCLUDED IN DISCONTINUED OPERATIONS

Discontinued Operations

Operations	Disposition	Business segment where activities were included	Pretax gain on sale and the segment that recorded the gain
Containerboard, Packaging and Recycling business	Sold 2008 – third quarter	Containerboard, Packaging and Recycling	$1.2 billion gain in Corporate and Other
Australian operations	Sold 2008 – third quarter	Corporate and Other	$218 million gain in Corporate and Other
Fine Paper business and related assets (Domtar Transaction)	Divested 2007 – first quarter	Fine Paper, Cellulose Fibers, Wood Products and Timberlands	$606 million gain in Corporate and Other
Irish composite panel operations	Sold 2006 – fourth quarter	Corporate and Other	$45 million gain in Corporate and Other
North American composite panel operations	Sold 2006 – third quarter	Wood Products	$51 million gain in Wood Products
Trus Joist®Commercial division	Announced for sale 2008 – fourth quarter	Wood Products	N/A

DISCONTINUED OPERATIONS DIVESTED

Containerboard, Packaging and Recycling Business

On August 4, 2008, we sold our Containerboard, Packaging and Recycling business to International Paper Company. Operating assets included in the transaction were:

•	nine containerboard mills with total capacity of 6.3 million tons,
•	72 packaging locations with total capacity of 99.4 billion square feet,
•	10 specialty packaging plants,
•	four kraft bag and sack locations with a total capacity of 199,000 tons and
•	19 recycling facilities.

The Containerboard, Packaging and Recycling assets were classified as assets held for sale, and depreciation of the assets was suspended as of March 15, 2008, the date the purchase and sale agreement was signed.

We received $6.1 billion in proceeds from the sale and we used $2.1 billion of these proceeds to pay down outstanding debt during the second half of the year. We recorded a $1.2 billion pretax gain in our Corporate and Other segment and recorded a tax expense of $887 million, resulting in a net gain of $288 million. The effective tax rate on the transaction is higher than our overall effective tax rate primarily due to the write-off of approximately $1.25 billion of goodwill in connection with the sale. Goodwill is not deductible for income tax purposes, and no tax benefit has been recorded on the write-off of goodwill.

Australian Operations

In July 2008, we sold the manufacturing operations and the distribution business of our Weyerhaeuser Australia Group and our 50 percent interest in the Green Triangle Forest Products timberlands business in two separate transactions. The assets we sold were:

•	Pine Solutions Australia – sales and distribution operations;
•	Weyerhaeuser Australia – two sawmills and associated operations; and
•

Green Triangle Forest Products – two sawmills, a pine moulding operation, an export chip business and timberlands operations including approximately 20,000 hectares (approximately 50,000 acres) of plantation pine forest.

The Australian assets were classified as assets held for sale and depreciation of the assets was suspended as of June 19, 2008, the date the transactions were approved by our board of directors.

We classified the $342 million aggregate cash proceeds from these transactions in the accompanying Consolidated Statement of Cash Flows as:

•	$306 million in proceeds from sale of business and operating facilities and
•	$36 million in distributions from equity affiliates.

We recorded a $218 million pretax gain in the Corporate and Other segment and recorded tax expense of $58 million, resulting in a net gain of $160 million during 2008.

Fine Paper Business and Related Assets –

Domtar Transaction

On March 7, 2007, we completed:

•	a series of transfers and other transactions resulting in our Fine Paper business and related assets becoming wholly owned by Domtar Corporation;
•	the distribution of shares of Domtar Corporation to our shareholders in exchange for 25 million shares of our common stock; and
•	the acquisition of Domtar Inc., an unaffiliated Canadian corporation, by Domtar Corporation.

Collectively, these transactions are referred to as the “Domtar Transaction.”

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	73

We received $1.35 billion in cash in connection with the Domtar Transaction, of which we used a substantial portion to pay down debt during 2007.

An estimate of the interest expense related to the debt that was paid with the proceeds from the Domtar Transaction is included in discontinued operations.

Before distributing Domtar Corporation shares to our shareholders, Domtar Corporation was a wholly owned subsidiary of our company. Concurrent with the distribution to shareholders, Domtar Corporation ceased being our subsidiary.

The operating assets divested as part of the Domtar Transaction are referred to as “Fine Paper and related assets” or “Fine Paper business and related assets.” They included:

•

Fine Paper – the Fine Paper business including seven paper mills and one coated groundwood mill with a combined capacity of 2.9 million tons and 16 paper converting facilities with a total capacity of 2 million tons;

•	Cellulose Fibers – five cellulose fiber manufacturing facilities with total capacity of 0.8 million tons;
•	Wood Products – one sawmill with a capacity of 160 million board feet; and
•	Timberlands – forest licenses on 12.2 million acres associated with the Dryden, Ontario, and Prince Albert, Saskatchewan, facilities.

Other assets divested were:

•	the Prince Albert, Saskatchewan, pulp and paper facility that we closed in the first quarter of 2006; and
•	sawmills in Big River and Wapawekka, Saskatchewan, that were closed in the second quarter of 2006.

Components of Net Gain on Domtar Transaction

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Cash	$1,350
Common shares tendered (25,490,194 shares at $85.99 per share)	2,192
3,542
Less:
Net book value of contributed assets	(2,901)
Costs not reimbursed	(35)
(2,936)
Pretax gain	606
Tax benefit	89
Net gain on divestiture	$695

We recorded a $606 million pretax gain in the Corporate and Other segment and recorded $89 million in tax benefits during 2007. The U.S. portion of the transaction resulted in a gain that was not taxable. The Canadian portion of the transaction resulted in a net loss for which we recorded a tax benefit.

Irish Composite Panel Operations

In 2006, we sold our Irish composite panel operations, which resulted in:

•	$45 million – pretax gain;
•	$4 million – related tax expense;
•	$41 million – net gain; and
•	$86 million – net proceeds, including working capital.

We sold these operations to Coillte Teoranta. The sale included one facility with annual production capacity of 230 million square feet of medium density fiberboard.

North American Composite Panel Operations

In 2006, we sold our North American composite panel operations, which resulted in:

•	$51 million – pretax gain;
•	$18 million – related tax expense;
•	$33 million – net gain; and
•	$187 million – net proceeds, including working capital.

We sold these operations to Flakeboard America Ltd., a wholly owned subsidiary of Flakeboard Company Ltd. The sale included six composite panel mills with a combined annual production capacity of 1.1 billion square feet of medium density fiberboard and particleboard.

DISCONTINUED OPERATIONS HELD FOR SALE

Trus Joist®Commercial Division

On October 10, 2008, we announced the expected sale of our Trus Joist®Commercial division – which had 2008 sales of approximately $82 million – to Atlas Holdings. The Trus Joist® Commercial division assets were classified as assets held for sale and depreciation of the assets was suspended as of the date of the announcement. We are currently in the process of negotiating a purchase and sale agreement.

Operating assets expected to be included in the transaction are:

•	four manufacturing plants and
•	13 sales and engineering offices.

In the third quarter of 2008, we recognized a pretax charge of $27 million for the impairment of operating assets and $6 million for the impairment of goodwill associated with the Trus Joist®Commercial division.

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

Our net earnings (loss) from discontinued operations for the last three years was:

•	$643 million in 2008,
•	$1,041 million in 2007 and
•	$(392) million in 2006.

Sales, Earnings (Loss) and Gain (Loss) From Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Net sales	$3,383	$6,047	$8,777
Income (loss) from operations	$284	$568	$(238)
Interest expense and other	(1)	(19)	(96)
Equity in income of affiliates	5	7	1
Income tax expense	(93)	(210)	(125)
Net earnings (loss) from operations	195	346	(458)
Net gain (loss) on sale (after-tax):
Containerboard, Packaging and Recycling business	288	—	—
Australian operations	160	—	—
Divestiture of Fine Paper and related assets	—	695	—
Irish composite panel operations	—	—	41
North American composite panel operations	—	—	33
B.C. Coastal operations (1)	—	—	(8)
Net earnings (loss) from discontinued operations	$643	$1,041	$(392)
(1) Our B.C. Coastal operations were sold in 2005. The $8 million out-of-period charge in 2006 was to write off additional goodwill associated with these operations.

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

Discontinued operations related to our Containerboard, Packaging and Recycling business, Trus Joist® Commercial division, Irish composite panel operations, and North American composite panel operations do not include any allocation of interest expense.

Discontinued operations related to our Australian operations and the Fine Paper business and related assets include interest expense.

Net earnings (loss) from operations includes the following pretax items:

•	Charges for asset impairments in 2008 were $33 million.
•

We realized a gain of $29 million the sale of a previously closed box plant site and $43 million on a legal settlement related to the Dryden, Ontario, facility – both in 2007. See Note 21: Other Operating Costs (Income), Net for more information.

•	We recognized a charge of $749 million for the impairment of goodwill associated with the Fine Paper reporting unit in 2006.

CARRYING VALUE OF ASSETS AND LIABILITIES

This table shows assets and liabilities classified as discontinued operations at the end of our last two years.

Carrying Value of Assets and Liabilities

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Assets
Cash and cash equivalents	$—	$14
Receivables, less allowances	5	682
Inventories	8	460
Prepaid expenses	—	13
Deferred tax assets	10	31
Total current assets	23	1,200
Property and equipment, net	11	2,706
Construction in progress	—	152
Investments in and advances to equity affiliates	—	71
Goodwill	—	1,266
Deferred pension and other assets	—	60
Total noncurrent assets	11	4,255
Total assets	$34	$5,455
Liabilities
Accounts payable	$2	$284
Accrued liabilities	—	218
Total current liabilities	2	502
Deferred income taxes	—	711
Deferred pension, other postretirement benefits, and other liabilities	—	12
Total noncurrent liabilities	—	723
Total liabilities	$2	$1,225

Assets held for sale as of both December 31, 2008, and December 30, 2007, include assets of the Trus Joist®Commercial division. In addition, assets held for sale as of

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	75

December 30, 2007, include assets of the Containerboard, Packaging and Recycling operations and our Australian operations.

SALE OF BUILDING PRODUCTS DISTRIBUTION CENTERS

In the second quarter of 2007, we sold our Canadian building products distribution facilities. In connection with this sale, we recorded pretax charges of $38 million – including $22 million for the impairment of goodwill.

During 2008, we also sold six U.S. distribution facilities. We recorded net losses of $6 million – including $5 million for the impairment of goodwill.

The sale of these distribution centers provided us with net cash proceeds of:

•	$62 million in 2008 and
•	$100 million in 2007

We continue to sell wood products through many of these distribution centers. As a result, the operations of these facilities are not included in discontinued operations in the accompanying consolidated financial statements.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

Our basic net earnings (loss) per share – without considering the dilutive effect of our share-based awards – for the last three years was:

•	$(5.57) in 2008,
•	$3.60 in 2007 and
•	$1.85 in 2006.

Our net earnings (loss) per diluted share for the last three years was:

•	$(5.57) in 2008,
•	$3.60 in 2007 and
•	$1.84 in 2006.

This note provides details about:

•	how we calculate basic and diluted net earnings per share and
•	our shares with an anti-dilutive effect.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

“Basic earnings” per share is net earnings divided by the weighted average number of our outstanding common and exchangeable shares. As of year-end 2008, we no longer have exchangeable shares outstanding. More information about this can be found in Note 17: Shareholder’s Interest.

“Diluted earnings” per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common and exchangeable shares and
•	effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,
•	restricted stock units or
•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

Components of Our Basic and Diluted Earnings per Share

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS
	2008	2007	2006
Earnings (loss) from continuing operations	$(1,819)	$(251)	$845
Earnings (loss) from discontinued operations	643	1,041	(392)
Net earnings (loss) available for common and exchangeable shareholders	$(1,176)	$790	$453
Weighted average outstanding shares of common and exchangeable stock (basic)	211,258	219,305	244,931
Dilutive effect of share-based awards	—	—	849
Common and exchangeable stock and stock equivalents (diluted)	211,258	219,305	245,780
Basic earnings (loss) per share:
Continuing operations	$(8.61)	$(1.15)	$3.45
Discontinued operations	3.04	4.75	(1.60)
Net earnings (loss)	$(5.57)	$3.60	$1.85
Diluted earnings (loss) per share:
Continuing operations	$(8.61)	$(1.15)	$3.44
Discontinued operations	3.04	4.75	(1.60)
Net earnings (loss)	$(5.57)	$3.60	$1.84

The decrease in the basic weighted average number of shares outstanding from 2006 reflects:

•	the cancellation of 25,490,194 shares as part of the Domtar Transaction in March 2007 and
•	the repurchase of 17,826,200 shares during 2006 and 2007.

SHARES EXCLUDED FROM DILUTIVE EFFECT

No dilutive potential shares were included in the computation of diluted earnings (loss) per share for 2008 and 2007 due to the net loss from continuing operations. However, some or all of these shares may be included in future periods. Certain share-based awards were not included in the computation of diluted earnings (loss) per share for 2006 because they were either anti-dilutive or the required performance conditions were not met.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	2008	2007	2006
Options	10,312,819	9,023,639	3,453,366
Restricted stock units	713,563	544,552	—
Performance share units	496,343	589,029	296,559

NOTE 5: INVENTORIES

Weyerhaeuser inventories include raw materials, work-in-process and finished goods.

Weyerhaeuser Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Logs and chips	$63	$69
Lumber, plywood, panels and engineered lumber	260	346
Pulp and paper	126	99
Containerboard and packaging	—	235
Other products	146	191
Materials and supplies	150	315
	745	1,255
Less discontinued operations	(8)	(460)
Total	$737	$795

HOW WE ACCOUNT FOR OUR INVENTORIES

The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

NOTE 6: PROPERTY AND EQUIPMENT

Weyerhaeuser property and equipment includes land, buildings and improvements, machinery and equipment, rail and truck roads and other items.

Carrying Value of Weyerhaeuser Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2008	DECEMBER 30, 2007
Property and equipment, at cost:
Land	N/A	$177	$282
Buildings and improvements	10–40	1,643	2,449
Machinery and equipment	2–25	7,358	12,640
Rail and truck roads	10–20	562	585
Other	3–10	381	391
Total cost		10,121	16,347
Less discontinued operations		(72)	(5,914)
		10,049	10,433
Allowance for depreciation and amortization		(6,252)	(9,529)
Less discontinued operations		61	3,208
		(6,191)	(6,321)
Property and equipment, net		$3,858	$4,112

SERVICE LIVES AND DEPRECIATION

Specific notes about estimated service lives for Weyerhaeuser property and equipment:

•	Buildings and improvements have estimated lives that are generally at either the high end or low end of the range from 10 years to 40 years, depending on the type and performance of construction.
•

Assets we purchase in business combinations have estimated lives that are the remaining useful lives of the assets as of the date we acquired them, which is typically shorter than assets we construct or buy new.

The maximum service lives for Weyerhaeuser machinery and equipment varies among our operations:

•	Timberlands – 15 years;
•	Wood products manufacturing facilities – 20 years; and
•	Primary pulp mills – 25 years.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	77

Weyerhaeuser depreciation expense, including discontinued operations, was:

•	$541 million in 2008,
•	$859 million in 2007 and
•	$1.2 billion in 2006.

NOTE 7: EQUITY AFFILIATES

We have investments in unconsolidated equity affiliates over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by the affiliates.

This note provides information about our:

•	Weyerhaeuser equity affiliates and
•	Real Estate unconsolidated entities.

WEYERHAEUSER EQUITY AFFILIATES

Following is a list of Weyerhaeuser equity affiliates as of December 31, 2008:

Details About Our Equity Affiliates

AFFILIATE	WHAT IT DOES	OUR OWNERSHIP
North Pacific Paper Corporation (NORPAC)	Owns and operates a newsprint manufacturing facility in Longview, Washington	50 percent
Optiframe Software LLC	Develops whole-house design and optimization software for the building industry	50 percent
Catchlight Energy	Researching and developing technology for converting cellulose-based biomass into economical, low-carbon biofuels	50 percent
Liaison Technologies Inc.	Provides integration and data management services across a wide variety of industries worldwide	15 percent

Following is a list of additional Weyerhaeuser equity affiliate relationships that were in place during 2008:

Details About Additional Equity Affiliates During 2008

AFFILIATE	WHAT IT DID	2008 TRANSACTIONS
RII Weyerhaeuser World Timberfund L.P.	Invested in timberlands and related assets outside the U.S., with a primary focus on plantation forests in Australia	Equity interest was sold in July 2008
Colonvade S.A.	Acquired land and established pine and eucalyptus plantations in Uruguay	Uruguay investments were restructured in 2008. These entities became wholly owned in April 2008.
Los Piques S.A.	Managed forests and operated a plywood mill in Uruguay
Vandora S.A.	Managed forests in Uruguay

Uruguay

During 2007, we began the process to restructure our ownership interests in Uruguay. As of December 30, 2007, Weyerhaeuser International Holdings Ltd (a wholly owned subsidiary) held 50 percent ownership in each of the following three joint ventures:

•	Colonvade S.A,
•	Los Piques S.A and
•	Vandora S.A.

In December 2007, the joint-venture partners entered into agreements to partition the assets of the joint ventures to their respective partners. The partitioning of the assets was completed in April 2008. After the partitioning of the assets, we retained full ownership of the entities identified above and the following assets that remained in those entities:

•	66,000 hectares (approximately 163,000 acres) of forestlands in Uruguay and
•	the Los Piques plywood mill.

As part of the partitioning, we contributed $23 million, net of cash acquired, to obtain full ownership of the plywood mill.

These assets and the results of their operations were consolidated in the accompanying financial statements as of April 2008. The restructuring resulted in recording a $250 million noncash gain for financial accounting purposes. An estimated gain of $101 million was recorded in the second quarter of 2008, and an additional $149 million gain was recorded in the fourth quarter when the valuation of the partitioned assets was finalized. The gain on restructuring the Uruguay investments is reported in our Corporate and Other segment. There is no tax provision on the gain primarily due to a forestry exemption from income taxes in Uruguay, and the assets are considered indefinitely invested.

Including both the forestlands acquired in the partitioning and additional forestlands owned by a separate wholly owned subsidiary, we own a total of 140,000 hectares (approximately 347,000 acres) of forestlands in Uruguay.

Australia

In July 2008, the manufacturing operations held within our RII Weyerhaeuser World Timberfund L.P. joint venture were sold. We received a cash distribution of $36 million and recorded a pretax gain of $6 million on this sale. Also in July, we sold our interest in the joint venture. We received net cash proceeds of $77 million and recorded a pretax gain on the sale of $78 million. These results are included in discontinued operations in the Consolidated Statement of Earnings.

New Zealand

In October 2007, we sold our interest in Nelson Forests Joint Venture (Nelson Forests JV) and the related management company which was our wholly owned subsidiary. We received net cash proceeds of approximately $161 million. We recorded a pretax gain on the sale of Nelson Forests JV and its management company of approximately $10 million in the fourth quarter of 2007, which is included in other operating costs, net, in the Consolidated Statement of Earnings.

Unconsolidated Financial Information of Weyerhaeuser Equity Affiliates

Aggregated assets, liabilities and operating results of the entities that we accounted for as equity affiliates are provided below.

Assets and Liabilities of Weyerhaeuser Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Current assets	$114	$169
Noncurrent assets	$500	$967
Current liabilities	$32	$157
Noncurrent liabilities	$184	$256

In addition to the equity affiliates held as of December 31, 2008, balances as of December 30, 2007, include RII World Timberfund, Colonvade S.A., Los Piques S.A., and Vandora S.A.

Operating Results of Weyerhaeuser Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Net sales and revenues	$639	$716	$695
Operating income	$68	$16	$27
Net income	$35	$5	$11

Operating results include information for RII World Timberfund, Colonvade S.A., Los Piques S.A., Vandora S.A., and Nelson Forests JV for the periods during which we held an interest in these joint ventures.

Doing Business With Weyerhaeuser Affiliates

Doing business with our affiliates varies by the individual affiliate. We:

•	provide a varying mix of goods and services to some of our affiliates and
•	buy finished products from some of our affiliates.

The goods and services we provide include:

•	raw materials,
•	management and marketing services,
•	support services and
•	shipping services.

In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC, which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$43 million at December 31, 2008; and
•	$69 million at December 31, 2007.

REAL ESTATE UNCONSOLIDATED ENTITIES

Our Real Estate segment holds equity investments in approximately 20 real estate partnerships and limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 5 percent to 60 percent depending on the investment. Aggregated assets, liabilities and operating results of the entities that we account for as equity affiliates are provided below.

Because our ownership interest in these entities varies, there is not a direct relationship between the information presented below and the amounts that are reflected on our Consolidated Balance Sheets as our investment in unconsolidated entities or on our Consolidated Statement of Earnings as equity in income from unconsolidated entities.

Assets and Liabilities of Real Estate Unconsolidated Entities

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Current assets	$24	$38
Noncurrent assets	$1,050	$836
Current liabilities	$199	$301
Noncurrent liabilities	$552	$307

Results of Operations From Real Estate Unconsolidated Entities

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Net sales and revenues	$334	$659	$113
Operating income (loss)	$(786)	$72	$64
Net income (loss)	$(798)	$62	$54

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	79

NOTE 8: GOODWILL

Goodwill is the purchase price minus the fair value of net assets we have acquired through business acquisitions and combinations. This note includes information about:

•	how we account for goodwill,
•	changes in the carrying amount of our goodwill and
•	specific adjustments to goodwill.

HOW WE ACCOUNT FOR GOODWILL

The Goodwill section of Note 1: Summary of Significant Accounting Policies provides details about how we determine and annually assess the amount of goodwill we carry.

Changes in the Carrying Amount of Goodwill During Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	FINE PAPER	CONTAINERBOARD, PACKAGING AND RECYCLING	CORPORATE AND OTHER	TOTAL
Balance as of December 31, 2006	$40	$793	$94	$—	$1,244	$14	$2,185
Less assets of discontinued operations	—	(6)	—	—	(1,244)	(14)	(1,264)
Balance as of December 31, 2006, excluding discontinued operations	40	787	94	—	—	—	921
Impairment of goodwill	—	(30)	—	—	—	—	(30)
Effect of foreign currency translation and other adjustments	—	50	—	—	—	—	50
Balance as of December 30, 2007	40	807	94	—	—	—	941
Impairment of goodwill	—	(738)	(94)	—	—	—	(832)
Effect of foreign currency translation and other adjustments	—	(66)	—	—	—	—	(66)
Balance as of December 31, 2008	$40	$3	$—	$—	$—	$—	$43

SPECIFIC ADJUSTMENTS TO GOODWILL

As a result of the collapse of financial markets in the fourth quarter of 2008, accompanied by accelerated deterioration of housing markets and declining demand for pulp products in emerging Asian markets, the estimated fair value of certain of our reporting units fell below the carrying value of those units. This triggered the following impairments of goodwill in the fourth quarter:

•	$733 million for impairment of goodwill in our Wood Products segment and
•	$94 million for impairment of goodwill in our Cellulose Fibers segment.

In estimating the fair value of the reporting units, we considered the following valuation methods:

•	income approach based on discounted cash flows; and
•	market-value approach, which considered valuation multiples of comparable companies.

The fair-value analysis also took into account:

•	the industry’s reduced market multiples,
•	recent and expected operating performance and
•	an expectation that weak macroeconomic trends likely will continue.

In addition, we recorded the following impairments:

•	$5 million in 2008 for impairment associated with certain U.S. building materials distribution centers and
•	$30 million in 2007 for impairment associated with the Canadian and certain U.S. building materials distribution centers.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We sponsor several retirement programs for our employees.

This note provides details about:

•	types of plans we sponsor,
•	funded status of plans we sponsor,
•	pension assets,
•	activity of plans we sponsor and
•	actuarial assumptions.

TYPES OF PLANS WE SPONSOR

The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.

In the U.S., our pension plans are:

•	qualified – plans that qualify under the Internal Revenue Code; and
•	nonqualified – plans for select employees that provide additional benefits not qualified under the Internal Revenue Code.

In Canada, our pension plans are:

•	registered – plans that are registered under the Income Tax Act and applicable provincial pension acts; and
•	nonregistered – plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts.

We also offer retiree medical and life insurance plans in the U.S. and Canada. These plans are referred to as other postretirement benefit plans in the following disclosures.

Our qualified and registered pension plans and a portion of our nonregistered pension plans are funded. We contribute to these plans according to established funding standards. The nonqualified pension plan, a portion of the nonregistered pension plans, and the other postretirement benefit plans are unfunded. For the unfunded plans, we pay benefits to retirees from our general assets as they come due.

Employee Eligibility and Accounting

The Pension and Other Postretirement Benefit Plans section of Note 1: Summary of Significant Accounting Policies provides information about employee eligibility for pension plans and postretirement health care and life insurance benefits, as well as how we account for the plans and benefits. In 2008, we made significant changes to the U.S. postretirement benefits for salaried employees. See Effects of Significant Transactions and Events below for changes to eligibility in the other postretirement benefit plans.

Measurement Date

We measure the fair value of pension plan assets and pension and other postretirement benefit obligations as of the end of our fiscal year.

Implementation of Statement 158

We adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (Statement 158) in fourth quarter 2006. Statement 158 requires employers to record the funded status of their defined benefit pension and other postretirement plans on their balance sheets and record the gains or losses and prior service costs or credits that have not been recorded as part of net periodic benefit cost as a component of cumulative other comprehensive income, net of tax.

EFFECTS OF SIGNIFICANT TRANSACTIONS AND EVENTS

The information that is provided in this footnote is affected by the following transactions and events that occurred in 2008 and 2007.

Amendment of the U.S. Other Postretirement Benefit Plan for Salaried Employees

In the second quarter of 2008, we made significant changes to benefits under certain of our postretirement benefit plans for salaried employees in the U.S. Under these postretirement medical plans, the amount of the cost of coverage provided by us is currently capped at the 2008 level for the following groups:

•	employees who are currently retired;
•	employees who become eligible to retire on or before December 31, 2009; or
•	employees who become eligible for the rule of 65 (age plus years of service equals at least 65 at termination) and are involuntarily terminated on or before December 31, 2009.

We retain the right to further amend or terminate these benefits.

In addition, our share of the cost for all other salaried employees was eliminated. Retiree life insurance was eliminated for those who had not retired before January 1, 2009.

The plan amendments and related midyear remeasurement of plan liabilities resulted in:

•	the recognition of a $52 million curtailment gain in the second quarter of 2008;
•	a $365 million reduction in the benefit obligation of our other postretirement benefit plans; and
•	a $186 million increase in accumulated other comprehensive income, net of tax.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	81

Sale of Containerboard, Packaging and Recycling Business

As part of the sale of our Containerboard, Packaging and Recycling business to International Paper in the third quarter of 2008, one of our qualified pension plans was transferred to and assumed by International Paper. We recorded a $59 million charge in the third quarter of 2008 for settlement of the qualified pension plan that was transferred to International Paper and for other plan curtailments and special termination benefits related to the transaction. See to Note 3: Discontinued Operations and Assets Held for Sale for additional information about the transaction.

Midyear Remeasurement of Assets and Liabilities

Our pension and other postretirement benefit plans are typically remeasured only at fiscal year-end unless a significant event occurs that requires remeasurement at an interim date. During 2008, the following events required interim remeasurements:

•	The amendment to the other postretirement benefit plan for salaried employees in the U.S. triggered remeasurement of the plan’s liabilities as of June 29, 2008.
•	The sale of our Containerboard, Packaging and Recycling business triggered remeasurement of the assets and liabilities of the U.S. pension plans as of July 31, 2008.
•

The combined effect of the sale of the Containerboard, Packaging and Recycling business and corporate restructuring activities triggered remeasurement of assets and liabilities for the U.S. salaried pension plan and liabilities of the U.S. postretirement medical and life plans for salaried employees as of October 31, 2008. The remeasurement was for the purpose of calculating an adjustment for pension settlement associated with the sale and restructuring; and curtailment and special termination benefits associated with restructuring activities.

The discount rate used to remeasure the plans’ liabilities is reflective of current bond rates on the remeasurement date. As a result of the midyear remeasurements, multiple discount rates were used in estimating our net periodic benefit cost (credit) for 2008. These rates are discussed further in the Actuarial Assumptions portion of this footnote. There was no change to the expected rate of return assumption during 2008.

Receivable From Pension Trust

During 2008, there was a high volume of lump-sum distributions from our U.S. qualified pension plans. Retirement-eligible employees whose employment with the company terminated in connection with the sale of our Containerboard, Packaging and Recycling business or corporate restructuring activities could elect to receive their pension benefits as lump-sum distributions, if permitted in accordance with the plans’ provisions. In addition, recent market events have adversely affected liquidity. For instance, many of the funds in which plan assets are invested have changed their redemption terms, delaying some of the pension trusts’ expected cash receipts. To avoid liquidating assets at depressed prices and, as permitted by law, we elected to provide approximately $200 million of short-term liquidity to the U.S. pension trust through short-term loans. These short-term loans were made in the fourth quarter of 2008. Repayment by the pension trust is planned in 2009.

Divestiture of Fine Paper and Related Assets

The 2007 Domtar Transaction included transferring four Canadian pension plans. We recorded a $54 million loss in the first quarter of 2007 related to transferring the Canadian plans’ assets and liabilities, and recognizing a plan curtailment and special termination benefits in connection with the transaction. See Note 3: Discontinued Operations and Assets Held for Sale for additional information about the Domtar Transaction.

FUNDED STATUS OF PLANS WE SPONSOR

The funded status of the plans we sponsor is determined by comparing the benefit obligation with the fair value of plan assets at the end of the year.

Changes in Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2008	2007	2008	2007
Reconciliation of benefit obligation:
Benefit obligation as of prior year-end	$4,793	$5,406	$1,045	$1,136
Service cost	98	129	11	22
Interest cost	302	282	51	60
Plan participants’ contributions	—	—	17	14
Actuarial gains	(55)	(348)	(63)	(94)
Foreign currency exchange rate changes	(153)	152	(32)	32
Benefits paid	(544)	(496)	(79)	(78)
Plan amendments	33	2	(318)	—
Plan transfers	—	7	—	—
Curtailment gains	(98)	(37)	(10)	(48)
Settlements	60	(1)	—	—
Special termination benefits	35	15	3	1
Plan assumptions in connection with divestitures	(45)	(318)	—	—
Benefit obligation at end of year	$4,426	$4,793	$625	$1,045

Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2008	2007	2008	2007
Fair value of plan assets at beginning of year (actual)	$6,853	$6,567	$—	$—
Actual return on plan assets	(1,972)	777	—	—
Foreign currency exchange rate changes	(138)	179	—	—
Employer contributions	28	36	62	64
Plan participants’ contributions	—	—	17	14
Benefits paid (includes lump sum settlements)	(544)	(496)	(79)	(78)
Plan transfers	—	7	—	—
Special benefits – surplus reversion to members	—	(2)	—	—
Special benefits – surplus reversion to employer	—	(6)	—	—
Settlements	—	(1)	—	—
Plan assumptions in connection with divestitures	(95)	(354)	—	—
Fair value of plan assets at end of year (estimated)	$4,132	$6,707	$—	$—

The value of the pension assets on our balance sheet at the end of the year is estimated. Due to the timing and nature of the underlying investments, the actual value may be different. At December 30, 2007, the estimated value of our pension plan assets was $6.7 billion. The actual value was $6.9 billion.

We reflect the funded status of our pension and other postretirement benefit plans on our Consolidated Balance Sheet.

Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2008	2007	2008	2007
Noncurrent assets	$308	$2,084	$—	$—
Current liabilities	(20)	(17)	(64)	(63)
Noncurrent liabilities	(582)	(153)	(561)	(982)
Funded status	$(294)	$1,914	$(625)	$(1,045)

The significant decline in the funded status of our pension plans is primarily due to the decline in the value of assets within the pension trusts. The reduction in the underfunded status of the other postretirement benefit plans is primarily related to reduction or elimination of postretirement benefits for U.S. salaried employees.

The asset or liability on our Consolidated Balance Sheet representing the funded status of the plans is different from the cumulative income or expense that we have recorded related to these plans. These differences are actuarial gains and losses and prior service costs and credits that are deferred and will be amortized into our periodic benefit costs in future periods. These unamortized amounts are recorded in cumulative other comprehensive income, which is a component of total shareholders’ interest on our Consolidated Balance Sheet.

Changes in Amounts Included in Cumulative Other Comprehensive Income

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
	2008	2008
Net amount at beginning of year	$610	$(149)
Net change during the year:
Net actuarial gain (loss):
Net actuarial gain (loss) arising during the year, including foreign currency exchange rate changes	(2,253)	70
Amortization of net actuarial (gain) loss	(122)	17
Taxes	895	(45)
Net actuarial gain (loss), net of tax	(1,480)	42
Prior service credit (cost):
Prior service credit (cost) arising during the year	(31)	318
Amortization of prior service (credit) cost	111	(110)
Taxes	(31)	(75)
Prior service credit (cost), net of tax	49	133
Net amount recorded during the year	(1,431)	175
Net amount at end of year	$(821)	$26

Accumulated Benefit Obligations Greater Than Plan Assets

As of December 31, 2008, pension plans with accumulated benefit obligations greater than plan assets had:

•	$2.6 billion in projected benefit obligations,
•	$2.5 billion in accumulated benefit obligations and
•	assets with a fair value of $2 billion.

As of December 30, 2007, pension plans with accumulated benefit obligation greater than plan assets had:

•	$196 million in projected benefit obligations,
•	$177 million in accumulated benefit obligations and
•	assets with a fair value of $24 million.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	83

The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$4.2 billion at December 31, 2008; and
•	$4.4 billion at December 30, 2007.

PENSION ASSETS

Our Investment Policies and Strategies

Our investment policies and strategies guide and direct how we manage funds for the benefit plans we sponsor. These funds include our:

•	U.S. pension trust – funds our U.S. qualified pension plans;
•	Canadian pension trust – funds our Canadian registered pension plans; and
•	Retirement Compensation Arrangements – fund a portion of our Canadian nonregistered pension plans.

Our policies and strategies also include using sound practices to manage the risk exposure of investing these funds.

U.S. and Canadian Pension Trusts

Our U.S. pension trust holds the funds for our U.S. qualified pension plans, while our Canadian pension trust holds the funds for our registered pension plans.

Our strategy within the trusts is to invest:

•	directly and via total return partnership swaps in a diversified mix of nontraditional investments; and
•	indirectly in derivatives to promote effective use of capital, increase returns and manage associated risk.

Our direct investments include:

•	hedge funds,
•	private equity,
•	opportunistic real estate and
•	other externally managed alternative investment funds.

Our indirect investments include:

•	equity index derivatives and
•	fixed income derivatives.

The overall return for our pension trusts includes:

•	returns earned on our direct investments and
•	returns earned on the derivatives we use.

Retirement Compensation Arrangements

Retirement Compensation Arrangements fund a portion of our Canadian nonregistered plans.

Under Retirement Compensation Arrangements, our contributions are split:

•	50 percent to our investments in a portfolio of equities; and
•	50 percent to a noninterest-bearing refundable tax account held by Canada Revenue Agency – as required by Canadian tax rules.

The Canadian tax rules requirement means that – on average, over time – approximately 50 percent of our Canadian nonregistered plans’ assets do not earn returns.

Managing Risk

All investments are subject to risk, and we manage risk using sound practices and diversification. Certain indirect investments are exposed to risk through the derivative contracts entered into by our U.S. and Canadian pension trusts. The inherent risk in these derivative contracts is primarily nonperformance by counterparties under the terms of the derivative contracts. However, we expect that none of our counterparties will fail to meet its obligations. Also, no principal is at risk as a result of these types of investments. Only the amount of unsettled net receivables is at risk.

We manage this risk through:

•	selection of counterparties with a defined minimum credit quality,
•	diversification,
•	settlement provisions and
•	documented agreements.

Hedge funds and private partnerships. We manage these risks through:

•	selection and diversification of managers and strategies and
•	use of limited-liability vehicles.

Portfolio risk. We manage this risk through:

•	diversification and
•	constraining the risk profile within defined boundaries.

Allocation of Our Plan Assets

We report the allocation of assets for our:

•	qualified and registered pension plans and
•	nonregistered plans.

We do not have target allocations for our direct investment portfolio or derivatives.

Qualified and registered pension plans. The funds for our qualified and registered pension plans are in our U.S. pension trust and Canadian pension trust. This table shows how we have invested these funds.

Allocation of Assets for Our Qualified and Registered Pension Plans

	DECEMBER 31, 2008	DECEMBER 30, 2007
Private equity and related funds	36.2%	24.4%
Real estate and related funds	5.3	3.3
Common stock and equity index instruments	0.2	0.3
Fixed income	9.4	11.4
Hedge funds	53.6	61.5
Net receivables	0.6	0.3
Accrued liabilities	(5.3)	(1.2)
Total	100.0%	100.0%

Nonregistered plans. We invest 50 percent of the funds we contribute to our nonregistered pension plans. Under Canadian tax rules for Retirement Compensation Arrangements, the other 50 percent goes to a noninterest-bearing refundable tax account held by the Canada Revenue Agency. The following table shows how we have invested the funds that we are allowed to manage.

Allocation of Assets for Our Nonregistered Plans

	DECEMBER 31, 2008	DECEMBER 30, 2007
Equities	56.7%	53.7%
Cash and cash equivalents	43.3	46.3
Total	100.0%	100.0%

Valuation of Our Plan Assets

Plan assets as of December 31, 2008, have been valued in accordance with the fair value recognition principles of Statement 157.

Fair Value of Derivatives Held by Pension Trusts

This table shows the fair value of the derivatives held by our pension trusts – which fund our qualified and registered plans – at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Common stock and equity index instruments	$2	$6
Fixed income	—	(39)
Hedge funds	(138)	423
Net receivables	—	5
Total	$(136)	$395

Notional Amount of Derivatives Held by Pension Trusts

This table shows the aggregate notional amount of the derivatives held by our pension trusts – which fund our qualified and registered plans – at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Common stock and equity index instruments	$212	$756
Fixed income	—	1,505
Hedge funds	2,529	3,075
Total	$2,741	$5,336

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	85

ACTIVITY OF PLANS WE SPONSOR

Net Periodic Benefit Costs (Credits)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2008	2007	2006	2008	2007	2006
Net periodic benefit cost: (credit)
Service cost	$98	$129	$147	$11	$22	$26
Interest cost	302	282	291	51	60	62
Expected return on plan assets	(581)	(530)	(478)	—	—	—
Amortization of actuarial (gain) loss	(28)	1	19	17	28	35
Amortization of prior service cost (credit)	29	34	37	(57)	(10)	(9)
Special benefits – surplus reversion to members	—	2	—	—	—	—
Special benefits – surplus reversion to employer	—	6	—	—	—	—
Recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures	74	53	2	(50)	(5)	—
Net periodic benefit cost (credit)	$(106)	$(23)	$18	$(28)	$95	$114
Estimated Amortization From Cumulative Other Comprehensive Income in 2009

Amortization of the net actuarial loss and prior service cost (credit) of our pension and postretirement benefit plans will affect our other comprehensive income in 2009. The net effect of the estimated amortization will be a decrease in net periodic benefit costs or an increase in net period benefit credits in 2009.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	POSTRETIREMENT	TOTAL
Net actuarial loss	$18	$16	$34
Prior service cost (credit)	$21	$(82)	$(61)
Net effect	$39	$(66)	$(27)

Expected Pension Funding

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.

We expect to be required to contribute to at least one of our U.S. qualified pension plans for the 2009 plan year. The required contribution is estimated to be between $50 million and $100 million and must be funded by September 15, 2010. The final amount will depend on the remeasurement of the plans’ liabilities at January 1, 2009, and final trust assets as of that date, which will be available later in 2009.

In addition, we expect to contribute the following to pension plans during 2009:

•	$19 million to our U.S. nonqualified pension plans and
•	$7 million to our Canadian registered and nonregistered pension plans.

Expected Postretirement Benefit Funding

Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from our general assets as they come due. Except for benefits provided to certain unionized employees, we retain the right to terminate other postretirement benefits. We expect to contribute approximately $64 million to our U.S. and Canadian other postretirement plans in 2009, including approximately $17 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2009	$287	$64
2010	$289	$64
2011	$297	$64
2012	$311	$63
2013	$319	$63
2014-2018	$1,785	$287

ACTUARIAL ASSUMPTIONS

We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs.

Rates We Use in Estimating Our Benefit Obligations

We use assumptions to estimate our benefit obligations that include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;
•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and
•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.

Discount Rates and Rates of Compensation Used in Estimating Our Pension Plan and Other Postretirement Benefit Obligations

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2008	DECEMBER 30, 2007	DECEMBER 31, 2008	DECEMBER 30, 2007
Discount rate:
U.S.	6.30%	6.50%	6.30%	6.50%
Canada	7.30%	5.50%	7.30%	5.50%
Lump sum distributions (US salaried plan only)	Variable (1)	5.50%	N/A	N/A
Rate of compensation increase:
Salaried (U.S. and Canada)	3.50%	3.50%	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	N/A	N/A
Election of lump sum distributions (US salaried plan only)	75.00%	65.00%	N/A	N/A

(1)   The discount rates applicable to lump sum distributions vary based on expected retirement dates of the covered employees. The discount rates are determined in accordance with the Pension Protection Act.

Estimating Our Net Periodic Benefit Costs

The assumptions we use to estimate our net periodic benefit costs include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;
•	expected returns on our plan assets;
•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and
•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.

This table shows the discount rates, expected returns on our plan assets and rates of compensation increases we used the last three years to estimate our net periodic benefit costs.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	87

Rates Used to Estimate Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2008	2007	2006	2008	2007	2006
Discount rate:
U.S.
2007 and 2006 – salaried and hourly		5.80%	5.90%		5.80%	5.90%
2008 – prior to midyear remeasurement – salaried and hourly	6.50%			6.50%
2008 – following midyear remeasurement
Salaried – ongoing benefits	7.20%			6.60%
Salaried – elimination of medical benefits for non-eligible employees	N/A			7.00%
Hourly	7.20%			7.20%
Salaried – settlements due to sale and restructuring, curtailments and special termination benefits due to restructuring	8.30%			8.30%
Salaried – lump sum distributions (U.S. salaried plan only)	5.50%	5.50%	5.00%	N/A
Canada	5.50%	5.15%	5.15%	5.50%	5.15%	5.15%
Expected return on plan assets:
Qualified/registered plans	9.50%	9.50%	9.50%
Nonregistered plans	4.75%	4.75%	4.75%
Retiree life insurance				N/A	N/A	3.64%
Rate of compensation increase:
Salaried (U.S. and Canada)	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Hourly:
U.S.	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	3.25%	N/A	N/A	N/A
Election of lump sum distributions (U.S. salaried plan only)	65.00%	50.00%	50.00%	N/A	N/A	N/A

Discount Rate

Midyear changes in the assumed discount rate during 2008 were for the following:

•	The liabilities of the U.S. postretirement medical and life plans for salaried employees were remeasured as of June 29, 2008, as a result of amendments to the plans.
•

The liabilities of the U.S. salaried and hourly pension plans and the U.S. postretirement medical and life plans for hourly employees were remeasured as of July 31, 2008, in connection with the sale of our Containerboard, Packaging and Recycling business.

•

The assets and liabilities for the U.S. salaried pension plan and the U.S. postretirement medical and life plans for salaried employees were remeasured at October 31, 2008. The remeasurement was for the purpose of calculating an adjustment for the pension settlement associated with the sale of our Containerboard, Packaging and Recycling business and corporate restructuring activities and curtailment and special termination benefits associated with corporate restructuring.

Expected Return on Plan Assets

We estimate the expected long-term return on assets for our:

•	qualified and registered pension plans and
•	nonregistered plans.

Qualified and Registered Pension Plans. Our expected long-term rate of return assumption for plan assets in our U.S. pension trust and Canadian pension trust as of December 31, 2008, is comprised of:

•	an 8 percent assumed return from direct investments and
•	a 1.5 percent assumed return from derivatives.

The 9.5 percent expected return assumption is our best estimate of the long-term rate of return from our U.S. pension trust. Since 1998, our Canadian pension trust investment strategy has mirrored the investment strategy of our U.S. pension trust.

Determining our expected return:

•	requires a high degree of judgment,
•	uses our historical fund returns as a base and
•	places added weight on more recent pension plan asset performance.

Over the 24 years it has been in place, our U.S. pension trust investment strategy has achieved a 15.3 percent net compound annual return rate.

Our total actual return on assets held by our pension trusts for the registered and qualified plans was a loss of approximately $2 billion in 2008. The actual return on the nonregistered plan assets (RCA trust) was a loss of $4 million.

These trusts fund our qualified and registered pension plans.

Actual Returns (Losses) on Assets Held by Our Pension Trusts

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Direct investments	$(1,578)	$745	$669
Derivatives	(394)	32	217
Total	$(1,972)	$777	$886

Nonregistered plans. Our expected overall annual return on assets that fund our nonregistered plans is 4.75 percent.

Our expected long-term annual rate of return on the equity portion of this portfolio – the portion we are allowed to invest and manage – is 9.5 percent. We base that expected rate of return on:

•	historical experience and
•	future return expectations.

The 4.75 percent expected overall annual return is calculated by dividing 9.5 percent by two. That is because Canadian tax rules require that 50 percent of the assets for nonregistered plans go to a noninterest-bearing refundable tax account. As a result, the return we earn investing the other 50 percent is spread over 100 percent of the assets.

HEALTH CARE COSTS

Rising costs of health care significantly affect the costs of our health care plans.

Health Care Cost Trend Rates

We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. In 2008, the assumed weighted health care cost trend rate for the next year was:

•	9 percent in the U.S. and
•	6 percent in Canada.

This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.

Assumptions We Use in Estimating Health Care Benefit Costs

	2008		2007
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	9.0%	6.0%	9.0%	6.3%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	5.0%	4.3%	5.0%	4.3%
Year that the rate reaches the ultimate trend rate	2014	2013	2013	2012

A 1 percent change in our assumed health care cost trend rates can significantly affect our accumulated benefit obligations.

Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 31, 2008 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	$ 5	$ (5)
Effect on accumulated postretirement benefit obligation	$19	$(14)

OTHER PLANS

In addition to the pension and postretirement benefit plans we provide, we also:

•	make contributions to union-administered multiemployer pension plans and
•	sponsor other postretirement and defined contribution plans.

Union-Administered Multiemployer Pension Plans

We make negotiated contributions to union-administered multiemployer pension plans. Our contributions were approximately:

•	$5 million in 2008,
•	$6 million in 2007 and
•	$10 million in 2006.

Our contribution generally is based on fixed amounts per hour per employee. As of December 31, 2008, these plans covered approximately 1,800 of our employees.

Other Postretirement Benefit Plans

We sponsor other postretirement benefit plans for our U.S. and Canadian employees. These plans are not included above since the full cost of the plans is paid by retirees.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	89

Defined Contribution Plans

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$47 million in 2008,
•	$53 million in 2007 and
•	$62 million in 2006.

The basis for determining our contributions varies by plan.

NOTE 10: CONSOLIDATION OF VARIABLE-INTEREST ENTITIES

This note provides details about:

•	Weyerhaeuser’s special-purpose entities (SPEs) and
•	Real Estate variable interests.

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

WEYERHAEUSER SPECIAL-PURPOSE ENTITIES

From 2002 through 2004, Weyerhaeuser sold certain nonstrategic timberlands in five separate transactions. We are the primary beneficiary and consolidate the assets and liabilities of certain monetization and buyer-sponsored SPEs involved in these transactions. We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetization SPEs. However, because these SPEs are distinct legal entities:

•	Assets of the SPEs are not available to satisfy our liabilities or obligations.
•	Liabilities of the SPEs are not our liabilities or obligations.

Our Consolidated Statement of Earnings includes:

•	Interest expense on SPE debt of:

–	$39 million in 2008,
–	$44 million in 2007 and
–	$44 million in 2006.

•	Interest income on SPE investments of:

–	$48 million in 2008,
–	$55 million in 2007 and
–	$54 million in 2006.

Sales proceeds paid to buyer-sponsored SPEs were invested in restricted bank financial instruments with a balance of $909 million as of December 31, 2008, and December 30, 2007. The weighted average interest rate was 4.38 percent during 2008 and 5.36 percent during 2007. Maturities of the bank financial instruments at the end of 2008 were:

•	$110 million in 2012,
•	$184 million in 2013,
•	$253 million in 2019 and
•	$362 million in 2020.

The long-term debt of our monetization SPEs was $758 million as of December 31, 2008, and $757 million as of December 30, 2007. The weighted average interest rate was 4.73 percent during 2008 and 5.72 percent during 2007. Maturities of the debt at the end of 2008 were:

•	$93 million in 2012,
•	$154 million in 2013,
•	$209 million in 2019 and
•	$302 million in 2020.

Bank financial instruments consist of bank guarantees backed by bank notes for three of the SPE transactions and letters of credit backed by cash deposits for two of the SPE transactions. Interest earned from each bank financial instrument is used to pay interest accrued on the corresponding SPE’s debt. Any shortfall between interest earned and interest accrued reduces our equity in the monetization SPEs.

Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report deferred tax gains on our income tax return. In the event that proceeds from the bank financial instruments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2008, our net equity in the five SPEs was approximately $151 million and the deferred tax liability was estimated to be approximately $284 million.

The letters of credit backed by cash deposits for two of the SPE transactions currently are provided by Dexia Bank Belgium S.A. (Dexia). On January 19, 2009, Moody’s downgraded Dexia from Aa3 to A1. As a result, the SPEs are required to replace the Dexia letters of credit with letters of credit issued by another bank within 60 days. If the letters of credit are not replaced, the debt holders are able to accelerate payment of the debt. This could cause the dissolution of the investments and the repayment of the debt. In that case, we would be required to report on our income tax return a deferred tax gain of $261 million related to the sale of the timberlands. The two SPEs are currently discussing replacement letters of credit with several banks.

REAL ESTATE VARIABLE-INTEREST ENTITIES

Our Real Estate segment includes subsidiaries with two types of variable interests under Interpretation 46R:

•	Fixed-price purchase options – real estate development subsidiaries enter into options to acquire lots at fixed prices, primarily for building single-family homes.
•	Subordinated financing – a subsidiary provides subordinated financing to third-party developers and homebuilders.

Information Related to Variable Interest Entities Consolidated by Our Real Estate Segment

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Entities consolidated	6	8
Estimated assets	$40	$256
Estimated liabilities	$35	$212

VARIABLE-INTEREST ENTITIES NOT CONSOLIDATED

We do not consolidate some variable-interest entities. These are related to lot option purchase agreements we entered into:

•	prior to December 31, 2003; and
•	after December 31, 2003.

Prior to December 31, 2003

After exhaustive efforts, we have not been able to obtain the information needed to determine whether we are required under Interpretation 46R to consolidate certain entities related to purchase options that we entered into prior to December 31, 2003. These represent:

•	four lot option purchase agreements,
•	$17 million in deposits at risk and
•	$39 million to be paid if the options are fully exercised.

After December 31, 2003

We are not required to consolidate certain entities related to purchase options that we entered into after December 31, 2003, because we are not the primary beneficiary. These represent:

•	four lot option purchase agreements,
•	$8 million in deposits at risk and
•	$75 million to be paid if the options are fully exercised.

SUBORDINATED FINANCING ACTIVITY

As of December 31, 2008, our real estate subsidiary that provides subordinated financing has approximately $6 million in subordinated loans at risk in 35 variable-interest entities.

NOTE 11: REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Carrying Value of Our Real Estate in Process of Development and for Sale

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Dwelling units	$329	$603
Residential lots	359	655
Commercial acreage and other inventories	63	12
Total	$751	$1,270

HOW WE ACCOUNT FOR OUR REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Real estate and land under development is stated at cost unless events and circumstances trigger an impairment review. More information about real estate asset impairments can be found in Note 22: Real Estate and Investment Impairments and Charges.

NOTE 12: SHORT-TERM BORROWINGS AND LINES OF CREDIT

This note provides details about our:

•	short-term borrowings,
•	lines of credit and
•	other letters of credit and surety bonds.

WEYERHAEUSER SHORT-TERM BORROWINGS

Weyerhaeuser short-term borrowings outstanding were:

•	$1 million – including no commercial paper borrowings – as of December 31, 2008; and
•	$54 million – including $50 million of commercial paper at a weighted average interest rate of 4.8 percent – as of December 30, 2007.

REAL ESTATE SHORT-TERM BORROWINGS

Weyerhaeuser Company guarantees the commercial paper borrowing of its Weyerhaeuser Real Estate Company (WRECO) subsidiary. To keep the guarantee, WRECO:

•	agrees to maintain unused nonguaranteed credit arrangements equal to or greater than its outstanding commercial paper balance and
•	pays Weyerhaeuser Company a fee equal to one-quarter of 1 percent of its outstanding commercial paper balance.

WRECO had no short-term borrowings outstanding at the end of our last two years. No guarantee fees were paid by WRECO to

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	91

Weyerhaeuser Company in 2008, while in 2007 borrowings during the year resulted in guarantee fees of less than $1 million.

OUR LINES OF CREDIT

As of December 31, 2008, we have two revolving credit facilities available to us. At the end of 2008, we had:

•	$2.2 billion total committed bank revolving credit facilities, with
•	$2.2 billion available to us for incremental borrowings.

We entered into our current two lines of credit in December 2006. These are:

•	a $1.2 billion revolving credit facility that expires in March 2010 and
•	a $1 billion five-year revolving credit facility that expires in December 2011.

Conditions of both lines of credit include the following:

•	The entire amount is available to Weyerhaeuser Company.
•	$400 million of the amount is available to WRECO.
•	Weyerhaeuser Company is not a guarantor of any borrowings by WRECO.
•	WRECO is not a guarantor of Weyerhaeuser Company borrowings.

Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2008, there were no borrowings outstanding under the $1.2 billion revolving credit facility or the $1 billion revolving credit facility.

OTHER LETTERS OF CREDIT AND SURETY BONDS

The amount of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following two tables.

Weyerhaeuser

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Letters of credit	$ 26	$ 25
Surety bonds	$ 109	$ 151

Real Estate

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Letters of credit	$ 18	$ 31
Surety bonds	$ 528	$ 674

Our compensating balance requirements for the other letters of credit and surety bonds were not significant.

NOTE 13: ACCRUED LIABILITIES

Weyerhaeuser’s accrued liabilities were $1 billion as of December 31, 2008. They include payroll, income taxes, other taxes, interest and other items.

Accrued Liabilities

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Payroll – wages and salaries, retirement, severance and vacation pay	$422	$588
Income taxes	53	33
Taxes – Social Security and real and personal property	41	63
Interest	120	130
Other	334	363
Dividends payable	53	—
	1,023	1,177
Less discontinued operations	—	(218)
Total	$1,023	$959

NOTE 14: LONG-TERM DEBT

Our total long-term debt was $6 billion as of December 31, 2008. This note provides details about:

•	Weyerhaeuser long-term debt and the portion due within one year,
•	Real Estate long-term debt and the portion due within one year and
•	long-term debt maturities.

Our long-term debt includes notes, debentures, revenue bonds and other borrowings. The following table lists Weyerhaeuser’s long-term debt by types and interest rates at the end of our last two years and includes the current portion.

Weyerhaeuser Long-Term Debt by Types and Interest Rates

(Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
5.95% debentures due 2008	$—	$333
5.25% notes due 2009	37	37
2.466% (variable) notes due 2009	295	450
6.75% notes due 2012	1,433	1,683
7.50% debentures due 2013	156	156
7.25% debentures due 2013	129	129
6.95% debentures due 2017	281	281
7.00% debentures due 2018	62	62
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	191
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
6.95% debentures due 2027	300	300
7.375% notes due 2032	1,250	1,250
6.875% notes due 2033	275	275
Industrial revenue bonds, rates from 6.7% to 6.8%, due 2022	88	206
Medium-term notes, rates from 6.45% to 7.30%, due 2009–2013	167	167
Borrowings under revolving credit facilities(1)	—	150
Other	2	3
	5,564	6,571
Less unamortized discounts	(4)	(5)
Total	$5,560	$6,566
Portion due within one year	$407	$507
(1) More information about these facilities can be found in Note 12.

In addition to repaying debt that was scheduled to mature during the year ended December 31, 2008, Weyerhaeuser repaid approximately $500 million in long-term debt. Weyerhaeuser recognized net pretax gains in 2008 of $32 million, which included early retirement discounts and premiums, unamortized debt issuance costs, and other miscellaneous charges in connection with early extinguishment of debt.

During the year ended December 30, 2007, Weyerhaeuser repaid approximately $962 million in long-term debt in connection with two debt tender offers. Weyerhaeuser recognized pretax charges in 2007 of $45 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt.

Real Estate Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Notes payable, unsecured; weighted average interest rates are approximately 6.0% and 6.1%, due 2009-2027	$455	$766
Notes payable, secured; weighted average interest rates are approximately 8.5% and 6% due 2009-2035	1	9
Total	$456	$775
Portion due within one year	$52	$314

Our long-term debt that matures in 2009, including our Real Estate segment, is $459 million.

Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2013

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008
	WEYERHAEUSER	REAL ESTATE
Long-term debt maturities:
2009	$407	$52
2010	$3	$40
2011	$—	$30
2012	$1,444	$203
2013	$364	$69
Thereafter	$3,346	$62

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt was $5 billion as of December 31, 2008. This included:

•	$4.6 billion of Weyerhaeuser long-term debt and
•	$381 million of Real Estate long-term debt.

As discussed in Note 1: Summary of Significant Accounting Policies, we adopted Statement 157 for financial assets and financial liabilities in the first quarter of 2008.

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or
•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

The inputs to these valuations are based on market data obtained from independent sources or information derived principally from observable market data. Based on these inputs,

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	93

the valuation of our debt is classified as Level 2 in the fair value hierarchy established by Statement 157.

The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

Fair Value and Carrying Value of Our Long-Term Debt

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008		DECEMBER 30, 2007
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Weyerhaeuser:
Financial liabilities:
Long-term debt (including current maturities)	$5,560	$4,605	$6,566	$6,817
Real Estate:
Financial liabilities:
Long-term debt (including current maturities)	$456	$381	$775	$778

NOTE 16: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings,
•	environmental matters and
•	commitments and other contingencies.

LEGAL PROCEEDINGS

Major legal proceedings involving us described in this section are:

•	hardboard siding claims,
•	alder antitrust litigation and
•	OSB antitrust litigation.

We are also a party to other legal matters generally incidental to our business.

The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and
•	cannot be predicted with any degree of certainty.

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

Hardboard Siding Claims

This is a nationwide claims-based settlement of hardboard siding class-action cases against us.

Under the settlement – which we entered into in June 2000 – all persons who own or owned structures in the U.S. on which our hardboard siding had been installed from January 1, 1981, through December 31, 1999, can file claims.

An independent adjuster reviews claims submitted and determines payment. Claims are paid as submitted over a nine-year period. The right to file claims expires in three six-year increments and claims for the first two periods may no longer be filed. The expiration dates are:

•	2003 – persons who had our hardboard siding installed from 1981 to 1986;
•	2006 – persons who had our hardboard siding installed from 1987 to 1993; and
•	2009 – persons who had our hardboard siding installed from 1994 to 1999.

Status. Total claims paid through the end of 2008 were $111 million. The reserve for future claim payments was $6 million at the end of 2008. Based on our experience with actual claims and litigation, we reduced our reserve by $13 million in the third quarter of 2008. We have recovered $52 million through negotiated settlements with our insurance carriers.

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

Claims Activity and Average Damage Award Paid

	2008	2007	2006
Number of claims filed during the period	1,755	1,460	2,200
Number of claims resolved	1,410	1,980	1,420
Number of claims unresolved at end of period	1,310	965	1,485
Number of damage awards paid	1,070	1,200	675
Average damage award paid	$1,574	$2,100	$3,478

Events and claims. Here is a chronology of the settlement:

•	2000 – We entered into a nationwide settlement of hardboard siding class-action cases and recognized a $130 mil-

lion pretax charge to cover the estimated cost of the settlement and related claims.
•	2001 – We reassessed the adequacy of our reserve and increased it by $43 million.
•	2003 – The right to file claims from the first six-year period (1981 – 1986) expired.
•	2004 – We reduced our reserve by $20 million based on actual claims and litigation.
•	2006 – The right to file claims from the second six-year period (1987-1993) expired.
•	2006 – We reduced our reserve by another $23 million based on actual claims and litigation.
•	2008 – We reduced our reserve by $13 million based on actual claims and litigation.

Alder Antitrust Litigation

There have been several lawsuits filed against us since 2000 alleging we had monopoly power or attempted to gain monopoly power for alder logs and finished alder lumber in the Pacific Northwest market.

We refer to these cases as:

•	Initial Alder Case and Complaint in Equity – settled in 2007;
•	Washington Alder – settled in 2007; and
•	Civil Class Action Antitrust Lawsuit.

Initial Alder Case and Complaint in Equity

The Initial Alder Case – filed against us in U.S. District Court in Oregon – alleged that from 1996 to 2001, we had monopoly power or attempted to gain monopoly power in the Pacific Northwest market for alder logs and finished alder lumber.

Complaint in Equity – filed against us in U.S. District Court in Oregon – asked that the judgment in the Initial Alder Case against a plaintiff who did not prevail be set aside and the matter retried.

Status. The U.S. Supreme Court vacated the lower court decision in the Initial Alder Case that had imposed $79 million in trebled damages against us. We reversed a $79 million reserve into income in the fourth quarter of 2006.

The U.S. Supreme Court held that – because the plaintiff had conceded that it had not satisfied the test established by the U.S. Supreme Court – the claim on which the damage award was based could not be supported.

We settled the Initial Alder Case and the related Complaint in Equity in the second quarter of 2007 and recorded an after-tax charge of $11 million.

Washington Alder

This lawsuit – filed against us in U.S. District Court in Oregon – alleged monopolization of the alder log and lumber markets. The plaintiff asked for:

•	$36 million in trebled damages;
•	divestiture of our Northwest Hardwoods Division; and
•	divestiture of our alder sawmills in Oregon, Washington and British Columbia.

Status. The U.S. Court of Appeals for the Ninth Circuit vacated the lower court decision imposing $16 million in trebled damages against us and remanded the Washington Alder case to the U.S. District Court in Oregon because of the U.S. Supreme Court decision in the Initial Alder Case. It held that because the jury award in Washington Alder had been based on the jury verdict in the Initial Alder Case it also had to be reconsidered. We reversed a $16 million reserve in the fourth quarter of 2006.

We settled the Washington Alder case in August 2007 and recorded an after-tax charge of $3 million.

Civil Class Action Antitrust Lawsuit

This lawsuit – filed against us in U.S. District Court in Oregon – claims that as a result of our alleged monopolization of the alder sawlog market in the Pacific Northwest, we also monopolized the market for finished alder lumber and charged monopoly prices for finished alder lumber.

Status. In April 2008, a jury found in favor of the class and imposed trebled damages of $84 million. There are currently several post-trial motions pending before the trial court. We believe multiple errors occurred during the trial, and we intend to appeal the judgment once the post-trial motions are decided. Management believes that an ultimate adverse result is not probable because the company will prevail on appeal. Based on the information currently available to us, the requirements for establishing a reserve under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, have not been met. As a result, we have not established a reserve for this litigation. However, it is possible in the future that there could be a charge for all or a portion of any damage award. Any such charge could materially and adversely affect our results of operations for the period in which we record it.

Sales during the class period to opt out are approximately $100 million. There have been no claims by persons or entities opting out of the class. However, it is possible that entities or persons who have opted out of the class may file lawsuits against us in the future. We have not established a reserve for the possibility of opt-out lawsuits. We also are unable to estimate at this time the amount of charges – if any – that may be required in the future.

Events and rulings. Here is a chronology of the litigation:

•	2004 – The Civil Class Action Antitrust Lawsuit was filed against us in U.S. District Court in Oregon.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	95

•

2004 – The judge issued an order certifying the plaintiff as class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004 for purpose of awarding monetary damages.

•	2005 – Class counsel notified the court that 5 percent of the class members opted out of the class-action lawsuit.
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
•

2008 – The U.S. District Court denied our motion for summary judgment. The trial commenced April 15, 2008. A verdict was delivered against us April 28, 2008. The amount of the verdict after trebling is $84 million. We will appeal the judgment against us. Post-trial motions were briefed and argued to the court. A decision by the court on the post-trial motions is pending.

OSB Antitrust Litigation

In 2006, a series of lawsuits that had been filed were consolidated into one case in the U.S. District Court in Pennsylvania on behalf of persons and entities who directly or indirectly purchased oriented strand board (OSB) between June 2002 and February 2006 from us or from Louisiana-Pacific, Georgia-Pacific, Potlatch, Ainsworth Lumber, Tolko Forest Products, Grant Forest Products, Norbord or J.M. Huber Corp.

The lawsuit alleges:

•	these companies conspired to fix and raise OSB prices in the U.S. during the class period and
•	plaintiffs paid artificially inflated prices for OSB during that period.

No specific damages were alleged, but the direct and indirect plaintiffs have estimated total damages from all defendants, with trebling, at $4.9 billion. This is lower than previously reported because the plaintiffs’ experts have modified their opinions and because the ending of the class period is now February 2006 rather than “to the present”.

Status. The U.S. District Court in Pennsylvania issued a number of rulings approving class-action status for various classes of direct and indirect purchasers for the period from June 2002 through February 2006. In March 2008, we reached a settlement in principle with the direct purchasers for $18 million and we recognized a charge of $18 million in the first quarter of 2008. In April, we reached a settlement in principle with the indirect purchasers for $1 million. Both settlements received final approval from the court in December. These cases were dismissed as part of the settlement.

Events and Rulings. Here is a chronology of the litigation:

•	2006 – Numerous individual cases were consolidated into one lawsuit filed in U.S. District Court in Pennsylvania seeking class-action status for direct purchasers of OSB.
•	2006 – Additional lawsuits filed on behalf of indirect purchasers of OSB in different states where such claims are possible under state law were consolidated in U.S. District in Pennsylvania.
•	2006 – The court dismissed with prejudice the claims filed by the Pennsylvania indirect purchasers.
•	2007 – The U.S. District Court in Pennsylvania:
-	certified a class of direct purchasers who purchased OSB structural panel products directly from defendants from June 1, 2002 to February 24, 2006;
-

certified a class of nationwide indirect-purchaser end users who indirectly purchased for their own use and not for resale new OSB manufactured or sold by one or more of the defendants between June 1, 2002 and February 24, 2006;

-	excluded persons who purchased OSB already incorporated into a house or other structure; and
-

certified a multistate class of indirect purchasers from 17 states. Money damages for indirect multistate claims can be recovered only as permitted by state law and plaintiffs generally are limited to injunctive relief in the nationwide indirect class.

•	2007 – The U.S. Court of Appeals for the Third Circuit denied the separate petitions of the defendants and the indirect purchaser plaintiffs for leave to appeal the class certification order.
•	2007 – Individual and joint motions for summary judgment were filed in December on behalf of the remaining defendants, including us.
•	2007 – The court moved the trial date from March to June 2008 in order to more fully consider the summary judgment motions.
•	2008 – In March, we settled in principle with the direct purchasers of OSB for $18 million and a charge of $18 million was recognized in the first quarter of 2008.
•	2008 – In April, we settled in principle with the indirect purchasers for $1 million.
•	2008 – In December, the court granted final approval for both settlements and dismissed these cases.

ENVIRONMENTAL MATTERS

The issues we have concerning environmental matters are:

•	site remediation and

•	asbestos removal.

Site Remediation

Under the Comprehensive Environmental Response Compensation and Liability Act – commonly known as the Superfund – and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites and
•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

Our established reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are responsible.

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 30, 2007	$27
Liabilities transferred to International Paper	(2)
Remediation costs accrued	21
Remediation costs charged to reserve	(9)
Reserve balance as of December 31, 2008	$37
Total active sites as of December 31, 2008	56

The changes in our reserves for remediation costs reflect:

•	new information on all sites concerning remediation alternatives,
•	updates on prior cost estimates and new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $36 million.

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

Asbestos Removal

We have not recorded a liability for the removal and disposal of encapsulated asbestos from facilities and equipment. That is because we cannot reasonably:

•	estimate the fair value of our obligations or
•	determine the settlement dates.

When we are able to reasonably estimate the fair value, we will establish a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.

COMMITMENTS AND OTHER CONTINGENCIES

Our commitments and contingencies include:

•	guarantees of debt and performance,
•	warrantees on homes,
•	purchase obligations for goods and services and
•	operating leases.

Guarantees

We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease – which expires in 2023 – are $22 million. We recorded a $3 million liability for this guarantee when the sale of the lease closed.

As of December 31, 2008, our Real Estate segment has guaranteed $2 million of debt of unconsolidated entities. Expiration dates of the guarantees are:

•	$1 million in 2010 and
•	$1 million in 2017.

Our Real Estate segment also has guaranteed the performance of the buyer/lessee on a ground lease we sold. Future payments on the lease – which expires in 2041 – are $26 million.

Warranties

Our warranty liability was:

•	$28 million at December 31, 2008, and
•	$25 million at December 30, 2007.

These warranties – provided by our WRECO subsidiary – are on homes that we have built. The terms of the warranties vary according to:

•	competitive industry practice and
•	state and local laws.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	97

We determine the reserves needed to fund the warranties by applying the provisions of Statement 5.

Purchase Obligations

Our purchase obligations as of December 31, 2008 were:

•	$215 million in 2009,
•	$5 million in 2010,
•	$5 million in 2011,
•	$4 million in 2012,
•	$3 million in 2013 and
•	$16 million beyond 2013.

Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding,
•	specify all significant terms and
•	cannot be cancelled without penalty.

The terms include:

•	fixed or minimum quantities to be purchased;
•	fixed, minimum or variable price provisions; and
•	an approximate timing for the transaction.

Our purchase obligations include items such as:

•	stumpage and log purchases,
•	energy and
•	other service and supply contracts.

Operating Leases

Our rent expense was:

•	$157 million in 2008,
•	$176 million in 2007 and
•	$188 million in 2006.

We have operating leases for:

•	various equipment – including aircraft, vessels, rail and logging equipment, lift trucks, automobiles and office equipment;
•	office and wholesale space;
•	model homes; and
•	real estate ground lease.

Commitments. Our operating lease commitments were $399 million as of December 31, 2008.

Operations Lease Commitments

DOLLAR AMOUNTS IN MILLIONS
	2009	2010	2011	2012	2013	THEREAFTER
Weyerhaeuser	$74	$63	$47	$27	$12	$35
Real Estate	20	15	12	10	8	76
Total	$94	$78	$59	$37	$20	$111

Real Estate operating lease commitments have not been reduced by minimum sublease rental income of $79 million that is due in future periods under noncancellable sublease agreements.

NOTE 17: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	share-repurchase programs,
•	exchangeable shares and
•	cumulative other comprehensive income.

PREFERRED AND PREFERENCE SHARES

We had no preferred or preference shares outstanding at year-end 2008 and 2007.

However, we have authorization to issue:

•	7 million preferred shares with a par value of $1 per share and
•	40 million preference shares with a par value of $1 per share.

We may issue preferred or preference shares at one time or through a series of offerings. The shares may have varying rights and preferences that can include:

•	dividend rates,
•	redemption rights,
•	conversion terms,
•	sinking-fund provisions,
•	values in liquidation and
•	voting rights.

When issued, outstanding preferred and preference shares rank senior to outstanding common shares. That means preferred and preference shares would receive dividends and assets available on liquidation before any payments are made to common shares.

COMMON SHARES

We had 211 million shares of common stock outstanding at year-end 2008.

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	exchangeable shares are retracted,
•	stock options are exercised,
•	restricted stock units vest,
•	shares are tendered,
•	shares are repurchased or
•	shares are cancelled.

Reconciliation of Our Common Share Activity

IN THOUSANDS
	2008	2007	2006
Outstanding at beginning of year	209,546	236,020	243,138
Retraction or redemption of exchangeable shares	1,585	388	57
Stock options exercised	68	5,577	3,651
Issued for restricted stock units	94	51	—
Tendered in Domtar Transaction (Note 3)	—	(25,490)	—
Repurchased	—	(7,000)	(10,826)
Cancelled	(4)	—	—
Outstanding at end of year	211,289	209,546	236,020

OUR SHARE REPURCHASE PROGRAM

On December 19, 2008, we announced a new share-repurchase program. The board of directors authorized the repurchase of up to $250 million of our outstanding common shares. We did not repurchase any shares during 2008.

During 2007, we completed a stock-repurchase program authorized by the board of directors in 2005. Under this program, in open-market transactions, we repurchased:

•	approximately 7 million shares of our common stock for $473 million in 2007 and
•	approximately 10.8 million shares of our common stock for $672 million in 2006.

EXCHANGEABLE SHARES

There were no outstanding exchangeable shares as of year-end 2008. During 2008, 1.6 million exchangeable shares were redeemed or cancelled.

Our Weyerhaeuser Company Limited subsidiary issued 13.6 million exchangeable shares to common shareholders of MacMillan Bloedel in 1999 as part of the consideration paid to acquire MacMillan Bloedel. No additional shares were issued. These exchangeable shares were, as nearly as practicable, the economic equivalent of our common shares.

The number of exchangeable shares outstanding changed when:

•	shares were retracted,
•	shares were redeemed or
•	shares were cancelled.

Reconciliation of Exchangeable Share Activity

IN THOUSANDS
	2008	2007	2006
Outstanding at beginning of year	1,600	1,988	2,045
Retraction or redemption	(1,585)	(388)	(57)
Cancelled	(15)	—	—
Outstanding at end of year	—	1,600	1,988

CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)

Our cumulative other comprehensive loss, net of tax, was $495 million as of year-end 2008.

Items Included in Our Cumulative Other Comprehensive Income (Loss)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Foreign currency translation adjustments	$298	$527
Net pension and other postretirement benefit gain (loss) not yet recognized in earnings	(894)	544
Prior service credit not yet recognized in earnings	99	(83)
Cash flow hedge fair-value adjustments	1	(5)
Unrealized gains on available-for-sale securities	1	4
Total	$(495)	$987

More information about the changes in net pension and other postretirement benefit gain (loss) not yet recognized in earnings and prior service cost not yet recognized in earnings can be found in Note 9: Pension and Other Postretirement Benefit Plans.

NOTE 18: SHARE-BASED COMPENSATION

Share-based compensation expense was:

•	$47 million in 2008,
•	$41 million in 2007 and
•	$28 million in 2006.

Share-based compensation for each of these years includes expense related to the following awards:

•	2008 – equity-classified awards granted in 2006, 2007 and 2008 and all outstanding liability-classified awards;
•	2007 – equity-classified awards granted in 2006 and 2007 and all outstanding liability-classified awards; and
•	2006 – equity-classified awards granted in 2006 and all outstanding liability-classified awards.

The $28 million share-based compensation expense in 2006 included a $6 million charge in the first quarter, reflecting an increase in the value of stock appreciation rights outstanding as of December 25, 2005. We remeasured the value of the stock appreciation rights from the intrinsic value of the outstanding awards to the estimated fair value of the outstanding awards in connection with our implementation of Statement 123R.

This note provides details about:

•	our Long-Term Incentive Compensation Plan,

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	99

•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation and
•	unrecognized share-based compensation.

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our Long-Term Incentive Compensation Plan (the Plan) provides for share-based awards that include:

•	stock options,
•	stock appreciation rights,
•	restricted stock,
•	restricted stock units,
•	performance shares and
•	performance share units.

We may issue grants of up to 17 million shares under the Plan. That is in addition to 1.9 million shares subject to outstanding awards under prior plans.

For stock options and stock appreciation rights:

•	An individual participant may receive a grant of up to 500,000 shares in any one calendar year.
•	The exercise price is required to be the market price on the date of the grant.

For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	An individual participant may receive a grant of up to 200,000 shares annually.
•	The maximum aggregate number of shares that may be issued as grants is 3.4 million shares.

The compensation committee of our board of directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards, we:

•	issue new stock into the marketplace and
•	generally do not repurchase shares in connection with issuing new awards.

Our common shares would increase by approximately 19 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2008 under the Plan;
•	all options outstanding at December 31, 2008 under earlier plans; and
•	all remaining options, restricted stock units, and performance share units that could be granted under the Plan.

HOW WE ACCOUNT FOR SHARE-BASED AWARDS

We account for the Plan under Statement 123R. Statement 123R requires us to:

•	use a fair-value-based measurement for share-based awards, and
•	recognize the cost of share-based awards in our consolidated financial statements.

We recognize the cost of share-based awards in our Consolidated Statement of Earnings over the required service period – generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement – the required service period ends on the date an employee is eligible for retirement, including early retirement.
•	Awards that continue to vest following job elimination or the sale of a business – the required service period ends on the date the employment from the company is terminated.

In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards – as recognized in our Consolidated Statement of Earnings – for the last three years was:

•	$19 million in 2008,
•	$12 million in 2007 and
•	$9 million in 2006.

Tax benefits for share-based awards are accrued as stock compensation expense is recognized in the Consolidated Statement of Earnings. Tax benefits on share-based awards are realized when:

•	restricted shares and restricted share units vest,
•	performance shares and performance share units vest,
•	stock options are exercised and
•	stock appreciation rights are exercised.

When actual tax benefits realized exceed the tax benefits that were accrued for share-based awards, we realize an excess tax benefit. Statement 123R requires us to report the excess tax benefit as financing cash inflows rather than operating cash inflows. Our excess tax benefits were:

•	$0 in 2008,
•	$51 million in 2007 and
•	$23 million in 2006.

These items are shown as excess tax benefits from share-based payment arrangements on our Consolidated Statement of Cash Flows.

TYPES OF SHARE-BASED COMPENSATION

Our share-based compensation is in the form of:

•	stock options,
•	restricted stock units,
•	performance share units,
•	stock appreciation rights and
•	deferred compensation stock equivalent units.

STOCK OPTIONS

We award stock options through the Plan. Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We grant stock options with an exercise price equal to the market price of our stock on the date of the grant.

The Details

Our stock options generally:

•	vest over four years of continuous service and
•	must be exercised within 10 years of the grant date.

Exceptions are that the stock options:

•	vest upon retirement for employees aged 65 or older, or employees aged 62 – 64 with at least 10 years of service;
•	continue to vest following retirement for employees ages 55 – 61 with at least 10 years of service; and
•	continue to vest following involuntary termination due to job elimination or the sale of a business.

During the second quarter of 2006, we awarded selected executives and other key employees with special stock options that:

•	vest at the end of two years of continuous service and
•	must be exercised within five years of the grant date.

Our Accounting

We use a Black-Scholes option-valuation model to estimate the fair value of every stock option award on its grant date.

In our estimates, we use:

•	historical data – for option exercise time and employee terminations;
•	a Monte-Carlo simulation – for how long we expect granted options to be outstanding; and
•	the U.S. Treasury yield curve – for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.

The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,
•	historical volatility of our stock and
•	other factors.

Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2008 GRANTS	2007 GRANTS	2006 GRANTS
	10-YEAR OPTIONS	10-YEAR OPTIONS	5-YEAR OPTIONS	10-YEAR OPTIONS
Expected volatility	30.84%	23.34%	20.92%	24.50%
Expected dividends	3.87%	2.98%	2.70%	2.86%
Expected term (in years)	5.92	5.13	3.38	5.21
Risk-free rate	3.20%	4.72%	4.88%	4.60%
Weighted average grant date fair value	$13.74	$16.95	$12.52	$14.98

Share-based compensation expense for stock options granted after 2005 is generally recognized over the vesting period. There are exceptions for stock options awarded to employees who:

•	are eligible for retirement,
•	will become eligible for retirement during the vesting period or
•	whose employment is terminated during the vesting period due to job elimination or the sale of a business.

In these cases, we record the share-based compensation expense over a required service period that is less than the stated vesting period.

Activity

In 2008, we granted 1.9 million stock options at a weighted average exercise price of $62.05.

Stock Option Activity for 2008

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 30, 2007	8,851	$66.40
Granted	1,901	$62.05
Exercised	(68)	$55.08
Forfeited or expired	(191)	$65.20
Outstanding at December 31, 2008	10,493	$65.71	6.46	$—
Exercisable at December 31, 2008	6,853	$64.20	5.64	$—

The total intrinsic value of stock options exercised during the last three years was:

•	$0.6 million in 2008, related to the exercise of 68,000 options;

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	101

•	$131 million in 2007, related to the exercise of 5.6 million options; and
•	$60 million in 2006, related to the exercise of 3.7 million options.

RESTRICTED STOCK UNITS

Through the Plan, we award restricted stock units – grants that entitle the holder to shares of our stock as the award vests.

The Details

Our restricted stock units granted in 2006 and 2007 generally:

•	vest over four years of continuous service; and
•	are forfeited upon termination of employment for any reason, including retirement.

Our restricted stock units granted in 2008 generally:

•	vest over four years of continuous service; and
•	continue to vest in the event of retirement, including early retirement, or upon termination of employment due to job elimination or the sale of a business.

Our Accounting

The fair value of our restricted stock units is the market price of our stock on the grant date of the awards.

We generally record share-based compensation expense for restricted stock units over the four-year vesting period. For restricted stock units that continue to vest following the termination of employment, we record the share-based compensation expense over a required service period that is less than the stated vesting period.

Activity

We awarded 455,669 restricted stock units at a weighted average fair value of $63.54 in 2008.

The following table shows our restricted stock unit activity for 2008.

Summary of Nonvested Restricted Stock Units for 2008

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 30, 2007	520	$76.06
Granted	456	$63.54
Vested	(145)	$75.31
Forfeited	(158)	$74.28
Nonvested at December 31, 2008	673	$68.17

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

The Details

Every grant of performance share units has a target number of shares – with the final number of shares to be awarded ranging from 0 percent to 200 percent of the target, depending upon performance.

Performance targets are based on our financial performance ranking among a selected peer group. The financial performance ranking considers:

•	return on net assets and
•	cost of capital.

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

Our Accounting

Statement 123R requires that certain conditions be met to establish a grant date for accounting purposes. Our performance-based awards do not meet all of these conditions due to discretion the Committee has over certain items that are included in the final determination of awards that are granted. In accordance with Statement 123R, we:

•	remeasure the fair value of the performance share units at every reporting date,
•	adjust the number of shares expected to be awarded based on the probability of achieving the performance target and
•	recognize compensation cost for performance share units over their three-year performance period.

The fair value of our performance stock units is the market price of our stock.

If the performance goals are met, the cumulative compensation cost will equal the market price of our stock on the date the performance share unit payouts are made times the number of shares of stock that are awarded.

If the performance goals are not met, we will:

•	not recognize any cumulative compensation cost and
•	reverse any previously recognized compensation cost.

As of the fourth quarter of 2008, the cumulative expense that had been recorded for the performance stock units awarded in 2006 was less than $1 million.

Activity

No performance share units were awarded in 2008.

Summary of Nonvested Performance Share Units at Target Levels for 2008

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 30, 2007	285	$75.35
Granted	—	$—
Forfeited	(58)	$78.27
Nonvested at December 31, 2008	227	$74.60

STOCK APPRECIATION RIGHTS

Through the Plan, we grant cash-settled stock appreciation rights as part of certain compensation awards.

The Details

Stock appreciation rights are similar to stock options. Employees benefit when the market price of our stock is higher on the exercise date than it was on the date the stock appreciation rights were granted. The differences are that the employee:

•	receives the benefit as a cash award and
•	does not purchase the underlying stock.

The vesting conditions and exceptions are the same as for 10-year stock options. Details are in the Stock Options section earlier in this note.

Stock appreciation rights are generally issued to employees outside of the U.S.

Our Accounting

We use a Black-Scholes option-valuation model to estimate the fair value of a stock appreciation right on its grant date and every subsequent reporting date that the right is outstanding. Stock appreciation rights are liability-classified awards and the fair value is remeasured at every reporting date.

The process used to develop our valuation assumptions is the same as for the 10-year stock options we grant. Details are in the Stock Options section earlier in this note.

Weighted Average Assumptions Used to Remeasure Value of Stock Appreciation Rights at Year-End

DECEMBER 31, 2008
Expected volatility	51.30%
Expected dividends	3.13%
Expected term (in years)	4.25
Risk-free rate	1.47%
Weighted average fair value	$4.67

Activity

We granted 131,844 stock appreciation rights at a weighted average exercise price of $62.52 in 2008.

Summary of Stock Appreciation Rights Activity for 2008

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 30, 2007	589	$68.35
Granted	132	$62.52
Exercised	(20)	$61.23
Forfeited or expired	(18)	$65.20
Outstanding at December 31, 2008	683	$67.54	6.90	$—
Exercisable at December 31, 2008	337	$65.23	2.83	$—

The total intrinsic value of stock appreciation rights settled – which equals the amount of cash used to settle the awards – during the last three years was:

•	$0.1 million in 2008,
•	$9 million in 2007 and
•	$4 million in 2006.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2008, our unrecognized share-based compensation cost for all types of share-based awards included:

•	$35 million related to nonvested equity-classified share-based compensation arrangements – expected to be recognized over a weighted-average period of approximately 2.57 years; and
•	$1 million related to nonvested liability-classified stock appreciation rights – expected to vest over a weighted-average period of approximately 2.4 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

Certain employees and our board of directors can defer compensation into stock-equivalent units.

The Details

The plan works differently for employees and directors.

Eligible employees:

•	may choose to defer all or part of their bonus into stock-equivalent units and
•	receive a 15 percent premium if the deferral is for at least five years.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	103

Our directors:

•	have a portion of their annual retainer fee automatically deferred into stock-equivalent units,
•	may choose to defer some or all of the remainder of their annual retainer fee into stock-equivalent units and
•	do not receive a premium for their deferrals.

Employees and directors also choose when the deferrals will be paid out although no deferrals may be paid until after the separation from service of the employee or director.

Our Accounting

We settle all deferred compensation accounts in cash. In addition, we credit all stock-equivalent accounts with dividend equivalents.

Stock-equivalent units are:

•	liability-classified awards and
•	remeasured to fair value at every reporting date.

The fair value of a stock-equivalent unit is equal to the market price of our stock.

Activity

The number of stock-equivalent units outstanding in our deferred compensation accounts was:

•	427,233 as of December 31, 2008;
•	419,217 as of December 30, 2007; and
•	397,000 as of December 31, 2006.

NOTE 19: CHARGES FOR RESTRUCTURING

Weyerhaeuser’s charges for restructuring were $66 million in 2008.

Items Included in Our Restructuring Charges

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Asset impairment charges	$—	$—	$13
Termination benefits	52	36	10
Pension and postretirement settlements	12	—	—
Other restructuring costs	2	1	3
Reversal of restructuring charges recorded in prior periods	—	—	(4)
	66	37	22
Less discontinued operations	—	(3)	(22)
Total	$66	$34	$—

RESTRUCTURING ACTIVITY

Our restructuring charges were primarily related to the following:

•	2008 – we reduced the number of employees after the sale of our Containerboard, Packaging and Recycling business and to support achieving our competitive performance goals.
•	2007 – we restructured the administration facility in Kamloops, British Columbia, covering various business functions and restructured the Wood Products segment.
•	2006 – we restructured the Containerboard, Packaging and Recycling organization.

ACCRUED TERMINATION BENEFITS

As of December 31, 2008, Weyerhaeuser’s accrued liabilities include approximately $34 million of severance accruals related to restructuring charges recognized during 2008.

Changes in Our Accrued Termination Benefits Related to Restructuring Activity During 2008

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 30, 2007	$31
Charges	52
Payments	(49)
Accrued severance as of December 31, 2008	$34

The majority of the accrued severance balance as of December 31, 2008, is expected to be paid by the end of 2009.

NOTE 20: CHARGES FOR CLOSURE OF FACILITIES

Weyerhaeuser’s charges for the closure or curtailment of facilities were $93 million in 2008.

ASSESSING FACILITIES FOR CLOSURE OR SALE

We evaluate operating facilities for closure or sale when they:

•	are not a long-term strategic fit for us or
•	cannot achieve top-quartile performance without significant capital investments.

We also continually assess our customers’ needs and change our operating posture to efficiently and effectively meet those needs. In doing so, we consider:

•	changing market conditions or
•	adjusting production levels at many of our operating facilities.

Costs related to curtailing or closing operations are presented below.

Costs Associated With Facility Closures

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Asset-impairment charges	$53	$71	$68
Termination benefits	42	45	24
Pension settlement or curtailment	1	1	2
Other closure costs	15	11	31
Reversals of closure charges recorded in prior periods	(7)	(2)	(13)
	104	126	112
Less discontinued operations	(11)	(10)	(54)
Total	$93	$116	$58

Other closure costs include costs of dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental cleanup costs and incremental costs to wind down operating facilities.

CLOSURE ACTIVITY

In 2008, our costs for announced closures or curtailments included:

•	one engineered lumber mill facility,
•	three oriented strand board (OSB) facilities,
•	four lumber mills,
•	two plywood or veneer operations,
•	one packaging plant and
•	additional costs recognized in connection with previously announced mill closures.

In 2007, our costs for announced closures or curtailments included:

•	four engineered lumber mill facilities,
•	three oriented strand board (OSB) facilities,
•	one lumber mill,
•	one plywood line,
•	one packaging plant and
•	additional costs recognized in connection with previously announced mill closures.

In 2006, our costs for announced closures or curtailments included:

•	two lumber mills;
•	three plywood and veneer facilities;
•	one I-joist facility;
•	three packaging plants;
•	one sheet plant; and
•

an out-of-period charge of $26 million recognized in the third quarter of 2006 for additional impairment of assets related to the closure of the Prince Albert, Saskatchewan, facility, which was announced in the fourth quarter of 2005. This out-of-period charge is included in discontinued operations in 2006.

ACCRUED TERMINATION BENEFITS

Our accrued severance was $19 million as of December 31, 2008.

Changes in Our Accrued Termination Benefits Related to Facility Closures During 2008

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 30, 2007	$53
Charges	42
Payments	(71)
Other adjustments	(5)
Accrued severance as of December 31, 2008	$19

The majority of the accrued severance balance as of December 31, 2008, is expected to be paid by the end of 2009.

NOTE 21: OTHER OPERATING COSTS (INCOME), NET

Weyerhaeuser’s other operating costs, net, was $111 million in 2008.

These costs (income):

•	exclude our Real Estate operations,
•	include both recurring and occasional income and expense items and
•	fluctuate from year to year.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	105

Items Included in Other Operating Costs (Income), Net

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Gain on the sale of Containerboard, Packaging and Recycling operations (Note 3)	$(1,175)	$—	$—
Gain on sale of Australian operations (Note 3)	(212)	—	—
Gain on the Domtar Transaction (Note 3)	—	(606)	—
Gain on sale of Irish composite panel (Note 3)	—	—	(45)
Gain on sale of North American composite panel operations (Note 3)	—	—	(51)
Gain from change in postretirement benefits (Note 9)	(52)	—	—
(Gain) loss on disposition of assets	(20)	(84)	12
Asset impairment charges other than for closures	116	52	6
Casualty losses	19	10	—
Charges for environmental remediation reserve (Note 16)	21	—	—
Gain on legal settlement related to Dryden, Ontario facility	—	(43)	—
Charge (reversal) for alder antitrust litigation (Note 16)	—	21	(95)
Charge on OSB legal settlement (Note 16)	19	—	—
Reversal of hardboard siding reserve (Note 16)	(13)	—	(23)
Other charges related to legal matters	20	14	—
IT contract termination and service provider transition fees	—	26	—
Foreign exchange (gains) losses, net	48	(45)	(28)
Land management income	(22)	(13)	(18)
Other, net	(9)	5	12
	(1,260)	(663)	(230)
Less discontinued operations	1,371	693	106
Total	$111	$30	$(124)

The total pretax gain on the sale of our Australian operations was $218 million, $6 million of which was recognized on the sale of a joint venture. See Note 7: Equity Affiliates for more information. The full $218 million is presented on the Consolidated Statement of Earnings as earnings from discontinued operations, net of taxes.

(Gain) loss on disposition of assets for 2007 includes a pretax gain of $29 million in connection with the sale of a box plant in Cerritos, California; a pretax gain of $27 million on the sale of a log export facility in Tacoma, Washington; and pretax gains totaling $28 million related to individual asset sales. The $29 million in connection with the Cerritos, California, box plant is presented on the Consolidated Statement of Earnings as earnings from discontinued operations.

Weyerhaeuser asset-impairment charges during 2008 include $69 million of capitalized interest on Real Estate projects that are impaired, $27 million related to held-for-sale assets of the Trus Joist® Commercial division in Wood Products, and $20 million related to other Wood Products facilities. The $27 million related to impairment of assets of the Trus Joist® Commercial division is included in the Consolidated Statement of Earnings as earnings from discontinued operations.

Asset impairment charges for 2007 include a charge of $27 million related to the Miramichi, New Brunswick, oriented strand board mill and a $10 million pretax charge related to the Canadian distribution facilities.

Foreign exchange (gains) losses result from changes in exchange rates primarily related to Weyerhaeuser’s Canadian and, prior to 2008, New Zealand operations.

Land management income includes income from recreational activities, land permits, grazing rights, firewood sales and other miscellaneous income related to land management activities.

NOTE 22: REAL ESTATE AND INVESTMENT IMPAIRMENTS AND CHARGES

In 2008, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, increase customer incentives, or reassess the recoverability of our investments, which triggered impairment charges. The Impairment of Long-Lived Assets section of Note 1: Summary of Significant Accounting Policies provides details about how we account for impairments related to our real estate in process of development and for sale.

Real Estate and Investment-Related Impairments and Charges

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Real estate impairments and charges	$874	$128	$36
Investment impairments and charges	128	36	—
Write-off of preacquisition costs	74	6	14
Total	$1,076	$170	$50

Investment impairments and charges relate to loans and investments in unconsolidated entities.

Charges for the write-off of preacquisition costs are recorded in Real Estate costs and operating expenses in the accompanying Consolidated Statement of Earnings.

Weyerhaeuser has recorded charges for the impairment of interest that was previously capitalized on Real Estate assets of $69 million during 2008. These charges are classified as Weyerhaeuser other operating costs in the accompanying Consolidated Statement of Earnings and are not included in the table above.

NOTE 23: INCOME TAXES

This note provides details about our income taxes applicable to continuing operations:

•	earnings (loss) before income taxes,
•	provision for income taxes,
•	effective income tax rate,
•	deferred tax assets and liabilities and
•	unrecognized tax benefits.

Income taxes related to discontinued operations are discussed in Note 3: Discontinued Operations and Assets Held for Sale.

EARNINGS (LOSS) BEFORE INCOME TAXES

Our pretax loss from continuing operations in 2008 was $(2,707) million.

Domestic and Foreign Earnings (Loss) From Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Domestic earnings (loss)	$(2,204)	$(99)	$288
Foreign earnings (loss)	(503)	(333)	915
Total	$(2,707)	$(432)	$1,203

PROVISION FOR INCOME TAXES

Our provision for income taxes from continuing operations in 2008 was a benefit of $888 million.

Provision for Income Taxes From Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
Federal:
Current	$(474)	$(43)	$345
Deferred	(280)	(16)	(77)
	(754)	(59)	268
State:
Current	—	(1)	34
Deferred	(56)	(19)	(14)
	(56)	(20)	20
Foreign:
Current	(50)	(39)	32
Deferred	(28)	(63)	38
	(78)	(102)	70
Total income tax expense (benefit)	$(888)	$(181)	$358

EFFECTIVE INCOME TAX RATE

The effective income tax rate applicable to continuing operations for 2008 was 32.8 percent.

Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2008	2007	2006
U.S. federal statutory income tax	$(947)	$(152)	$421
State income taxes, net of federal tax benefit	(52)	(19)	15
Foreign taxes	14	11	(31)
Uruguay restructuring gains	(86)	—	—
Federal income tax credits	(10)	(9)	(17)
Taxes on qualified timber sales	(57)	—	—
Tax law changes	—	(23)	(7)
Medicare Part D subsidy	(3)	(9)	(7)
Interpretation 48 provision	(23)	15	18
Goodwill impairment	291	3	—
All other, net	(15)	2	(34)
Total income tax expense (benefit)	$(888)	$(181)	$358
Effective income tax rate	32.8%	42.0%	29.8%

In 2008, we restructured our ownership interests in Uruguay as discussed in Note 7: Equity Affiliates. The restructuring resulted in the recognition of a $250 million noncash gain for financial accounting purposes related to the partitioning of assets of a joint venture among joint venture partners. There is no tax provision on the gain primarily due to a forestry exemption from income taxes in Uruguay, and the assets are considered indefinitely invested.

In 2008, the company recognized goodwill-impairment charges as discussed in Note 8: Goodwill due to the estimated fair value of certain reporting units falling below the carrying value of those units. These charges are not deductible for income tax purposes and represent a permanent book-tax difference. As a result, no tax benefit has been recognized for these charges.

In addition, timber provisions in the Food, Conservation and Energy Act of 2008 enacted May 22, 2008, resulted in a tax benefit of $57 million. The provision is effective for one year and reduces the capital gains tax rate on qualified timber sales from 35 percent to 15 percent.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	107

One-Time Deferred Tax Benefits/Charges

There were no one-time deferred tax benefits or charges during 2008.

During 2007, we recorded a:

•	$22 million benefit related to a reduction in the Canadian federal income tax rate and
•	$9 million charge related to the Flat Rate Business Tax Reform in Mexico.

During 2006, we recorded these one-time tax benefits:

•	$12 million related to a change in Texas state income tax law,
•	$18 million related to reduction in the Canadian federal income tax rate and
•	$18 million related to a deferred tax adjustment associated with the Medicare Part D subsidy.

DEFERRED TAX ASSETS AND LIABILITIES

Deferred tax assets and liabilities reflect temporary differences between pretax book income and taxable income. Deferred tax assets represent tax benefits that have already been recorded for book purposes but will be recorded for tax purposes in the future. Deferred tax liabilities represent income that has been recorded for book purposes but will be reported as taxable income in the future.

Our net deferred tax liabilities were approximately $1.2 billion at the end of 2008. Of the reduction in net deferred tax liabilities, approximately $730 million was due to changes in pension and postretirement benefit assets and liabilities. See Note 9: Pension and Other Postretirement Benefit Plans.

Deferred Income Tax Assets (Liabilities) Related to Continuing Operations by Category

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Weyerhaeuser:
Current	$149	$125
Noncurrent	(1,805)	(2,579)
Real Estate	438	166
Net deferred tax liabilities	$(1,218)	$(2,288)

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Postretirement benefits	$278	$417
Incentive compensation	62	85
Pension	120	—
Impairments (Real Estate)	352	54
Net operating loss carryforwards	69	99
Other	453	434
Gross deferred tax assets	1,334	1,089
Valuation allowance	(88)	(89)
Net deferred tax assets	1,246	1,000
Depreciation of property, plant and equipment	(775)	(730)
Timber installment notes	(279)	(279)
Depletion on timberlands	(1,128)	(1,039)
Pension	—	(676)
Other	(282)	(564)
Deferred tax liabilities	(2,464)	(3,288)
Net deferred tax liabilities	$(1,218)	$(2,288)

OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)

Other information about our deferred income tax assets (liabilities) include:

•	net operating loss carryforwards,
•	changes in tax rates and tax laws,
•	valuation allowances and
•	reinvestment of undistributed earnings.

Net Operating Loss Carryforwards

Our state and foreign net operating loss carryforwards as of the end of 2008 are as follows:

•	$317 million, which expire from 2009 through 2028; and
•	$88 million, which do not expire.

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

Our valuation allowance on our deferred tax assets was $88 million as of the end of 2008.

Total changes in our valuation allowance over the last year, including $13 million in decreases from discontinued operations, were:

•	$14 million net decrease in 2008. This net decrease resulted primarily from:
–	$10 million decrease due to the sale of Containerboard, Packaging and Recycling operations;
–	$11 million decrease due to foreign exchange gains;
–	$8 million increase due to the expectation of future use of state credits;
–	$3 million decrease due to the sale of Australian operations; and
–	$2 million increase due to additional foreign losses.

Reinvestment of Undistributed Earnings

We have $54 million in undistributed earnings from our foreign subsidiaries as of the end of 2008. We have reinvested our foreign undistributed earnings; therefore they are not subject to U.S. income taxes. It is not practical to determine the income tax liability that would result from repatriation.

HOW WE ACCOUNT FOR INCOME TAXES

The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.

UNRECOGNIZED TAX BENEFITS

The company adopted Interpretation 48 on January 1, 2007.

Subsequent to adoption, we recognized income tax expense of $25 million in accordance with Interpretation 48, of which $20 million was classified in discontinued operations during 2007.

Under Interpretation 48, unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 31, 2008, and December 30, 2007, are $136 million and $193 million, respectively, which includes related interest of $22 million and $25 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2008	DECEMBER 30, 2007
Balance at beginning of year	$193	$175
Additions based on tax positions related to current year	14	28
Additions for tax positions of prior years	4	21
Reductions for tax positions of prior years	(7)	(27)
Foreign currency translation	(23)	17
Settlements	(21)	(21)
Lapse of statute	(24)	—
Balance at end of year	$136	$193

The net liability recorded in our Consolidated Balance Sheet under Interpretation 48 was $33 million as of December 31, 2008, and $98 million as of December 30, 2007, which includes interest of $21 million and $25 million, respectively. These amounts represent tax positions across all jurisdictions that, if sustained, would affect our effective tax rate.

In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense and current taxes payable. This policy did not change as a result of Interpretation 48.

During 2008, we settled audits for the tax years 2005 and 2006. These settlements resulted in a $21 million reduction in our net liability.

As of December 31, 2008, our 2007 federal income tax return is being examined under the IRS Compliance Assurance Process (CAP). This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. We are also undergoing examination in various state and foreign jurisdictions for the 2000–2006 tax years. We expect that the outcome of any examination will not have a material effect on our financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In the next 12 months, we estimate a decrease of up to $4 million in unrecognized tax benefits on several individually insignificant tax positions due to the lapse of applicable statutes of limitation in multiple jurisdictions.

NOTE 24: ACQUISITIONS

MARACAY ACQUISITION

In February 2006, WRECO acquired Maracay Homes Arizona I LLC (Maracay), a privately held homebuilder located in Phoenix, Arizona. WRECO paid $213 million, including transaction-related

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	109

costs, and assumed debt from Maracay in connection with the acquisition. In 2007, WRECO paid $40 million in accordance with deferred-purchase-price terms of the contract. The terms of the agreement also provided for contingent consideration to be paid to the management sellers of the operation if certain operating and financial-return metrics were achieved. Based on performance through 2008, no contingent consideration is due to the sellers.

NOTE 25: GEOGRAPHIC AREAS

This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to and revenues from unaffiliated customers,
•	export sales from the U.S.,
•	earnings from continuing operations before income taxes and
•	long-lived assets.

SALES AND REVENUES

Our sales to and revenues from unaffiliated customers outside the U.S. are primarily to customers in Canada, China, Japan and Europe. Our export sales from the U.S. include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;
•	containerboard, pulp, logs, lumber and recycling material to other Pacific Rim countries; and
•	pulp and hardwood lumber to Europe.

Sales and Revenues by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2008 (DOLLAR AMOUNTS IN MILLIONS)
	2008	2007	2006
Sales to and revenues from unaffiliated customers:
U.S.	$8,932	$13,755	$18,489
Japan	619	600	750
Canada	288	604	1,160
China	268	303	285
Europe	408	521	670
South America	102	100	57
Other foreign countries	784	988	839
	11,401	16,871	22,250
Less discontinued operations	(3,383)	(6,047)	(8,777)
Total	$8,018	$10,824	$13,473
Export sales from the U.S.:
Japan	$534	$522	$649
Other	1,132	1,498	1,215
	1,666	2,020	1,864
Less discontinued operations	(261)	(423)	(334)
Total	$1,405	$1,597	$1,530

Discontinued operations primarily represent sales to the U.S.

EARNINGS AND LONG-LIVED ASSETS

Our earnings (loss) from continuing operations before income taxes outside the U.S. related primarily to Canada, Japan and Europe.

Our long-lived assets – used in the generation of revenues in the different geographical areas – are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill,
•	timber and timberlands and
•	property and equipment.

Earnings and Long-Lived Assets by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2008 (DOLLAR AMOUNTS IN MILLIONS)
	2008	2007	2006
Earnings from continuing operations before income taxes:
U.S.	$(2,204)	$(99)	$288
Foreign countries	(503)	(333)	915
Total	$(2,707)	$(432)	$1,203
Long-lived assets:
U.S.	$6,853	$11,263	$13,760
Canada	830	1,727	2,351
Other foreign countries	538	245	190
	8,221	13,235	16,301
Less discontinued operations	(11)	(4,124)	(7,207)
Total	$8,210	$9,111	$9,094

NOTE 26: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data provides a review of our results and performance throughout the year. Our earnings (loss) per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.

Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	Net Sales and Revenues	Operating Income (Loss)	Earnings (Loss) From Continuing Operations Before Income Taxes	Net Earnings (Loss)	Basic Net Earnings (Loss) per Share	Diluted Net Earnings (Loss) per Share	Dividends Paid per Share	Market Prices – High/Low
2008:
First quarter	$2,021	$(257)	$(374)	$(148)	$(0.70)	$(0.70)	$0.60	$73.74 – $58.99
Second quarter	$2,151	$(380)	$(421)	$(96)	$(0.45)	$(0.45)	$0.60	$67.69 – $50.19
Third quarter	$2,086	$(323)	$(389)	$280	$1.33	$1.33	$0.60	$62.73 – $47.27
Fourth quarter	$1,760	$(1,571)	$(1,523)	$(1,212)	$(5.73)	$(5.73)	$0.60	$60.58 – $28.94
Full year	$8,018	$(2,531)	$(2,707)	$(1,176)	$(5.57)	$(5.57)	$2.40	$73.74 – $28.94
2007:
First quarter	$2,596	$(44)	$(105)	$720	$3.09	$3.09	$0.60	$86.20 – $71.37
Second quarter	$2,931	$27	$(83)	$32	$0.15	$0.15	$0.60	$82.62 – $74.69
Third quarter	$2,768	$50	$(19)	$101	$0.47	$0.47	$0.60	$84.05 – $62.97
Fourth quarter	$2,529	$(110)	$(225)	$(63)	$(0.30)	$(0.30)	$0.60	$77.68 – $67.75
Full year	$10,824	$(77)	$(432)	$790	$3.60	$3.60	$2.40	$86.20 – $62.97

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	111

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

CHANGES IN INTERNAL CONTROL

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the company’s internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer

Dated: February 26, 2009

/s/ PATRICIA M. BEDIENT
Patricia M. Bedient
Executive Vice President and Chief Financial Officer

Dated: February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2008 and December 30, 2007, and the related consolidated statements of earnings, cash flows, and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 26, 2009

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	113

OTHER INFORMATION

The upheaval in financial markets during fourth quarter of 2008 was accompanied by accelerated deterioration of housing markets. In addition, declining demand in emerging Asian markets, primarily China, adversely affected our Cellulose Fibers operations.

In connection with the preparation of its financial statements for the year ended December 31, 2008, management determined the market conditions had triggered asset impairments in some of the company’s business segments. The company recognized goodwill impairments of $733 million in the Wood Products segment and $94 million in the Cellulose Fibers segment, pre-tax asset impairments and other real estate-related charges of $474 million in the Real Estate segment, and a charge of $22 million to write off capitalized interest related to impaired Real Estate homebuilding assets in the Corporate and Other segment in the fourth quarter of 2008. The goodwill impairments are not deductible for income tax purposes. See Management’s Discussion and Analysis and Note 8: Goodwill and Note 22: Real Estate and Investment Impairments and Charges in the Notes to Consolidated Financial Statements for more information.

The company expects that none of the impairment charges will result in future cash expenditures.

DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to directors of the company included under the headings “Nominees for Election – Terms Expire in 2012,” “Nominees for Election – Terms Expire in 2011,” “Board of Directors and Committee Information,” “Continuing Directors – Terms Expire in 2011” and “Continuing Directors – Terms Expire in 2010” and in the Notice of 2009 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 16, 2009, is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of 2009 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 16, 2009, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Employment Agreements with Named Executive Officers” and “Change in Control and Severance Agreements” is incorporated herein by reference.

DIRECTORS

Debra A. Cafaro, 51, a director of the company since 2007, has been chairman, president and chief executive officer of Ventas Inc. (health care real estate investment trust) since 2003. She was its president and chief executive officer from 1999 when she joined the company until 2003 and has been a director of the company since 1999. She served as president and director of Ambassador Apartments Inc. (real estate investment trust) from 1997 until 1998 when it merged with AIMCO. She is the first vice chair of NAREIT (National Association of Real Estate Investment Trusts), a member of the Real Estate Roundtable and immediate past chair of the University of Chicago Law School Visiting Committee.

Mark A. Emmert, 56, a director of the company since June 2008, has been the president of the University of Washington in Seattle, Washington, since 2004. He served as chancellor of Louisiana State University from 1999 to 2004 and chancellor and provost of the University of Connecticut from 1994 to 1999. Prior to 1994, he was provost and vice president for Academic Affairs at Montana State University and held faculty and administrative positions at the University of Colorado. He also is a director of Expeditors International of Washington Inc. He served as chair of the Council of Academic Affairs for the National Association of State Universities and Land-Grant Colleges and is co-chair of that organization’s Board of Oceans and Atmosphere. He also is a Life Member of the Council on Foreign Relations.

Daniel S. Fulton, 60, has been chief executive officer and a director of the company since April 2008 and has been its president since January 2008. He was president of Weyerhaeuser Real Estate Company, a subsidiary of the company, from 2001 to 2008 and president of Weyerhaeuser Realty Investors Inc., a subsidiary of the company, from 1998 to 2000. He joined Weyerhaeuser in 1976 and has held various management and investment positions with the company and its subsidiaries. He also serves as a board member of United Way of King County. He is a member of the Advisory Board for the University of Washington Business School and the Policy Advisory Board of the Joint Center of Housing with Harvard University.

John I. Kieckhefer, 64, a director of the company since 1990, has been president of Kieckhefer Associates Inc. (investment and trust management) since 1989, and was senior vice president prior to that time. He has been engaged in commercial cattle operations since 1967 and is a trustee of J.W. Kieckhefer Foundation, an Arizona charitable trust.

Arnold G. Langbo, 71, a director of the company since 1999, was chairman of Kellogg Company (cereal products) from 1992 until his retirement in 2000. He joined Kellogg Canada Inc. in 1956 and was elected president, chief operating officer and a director of Kellogg Company in 1990. He served as chief executive officer of Kellogg Company from 1992 to 1999. He is also a director of The Hershey Company, Johnson & Johnson and Whirlpool Corporation.

Rt. Hon. Donald F. Mazankowski, 73, a director of the company from 1997 until his retirement in 2009, is a business consultant. He was a Member of Parliament, Government of Canada, from 1968 to 1993, served as Deputy Prime Minister from 1986 to 1993, and as Minister of Finance from 1991 to 1993. He also is a director of the Power Group of Companies, Shaw Communications Inc., Great-West Lifeco Inc., IGM Financial Inc., Yellow Pages Group, Canadian Oil Sand Trust and Atco Ltd. He is Senior Advisor to Gowlings, LaFleur, Henderson LLP, Barristers and Solicitors. He is a past member of the Board of Governors of the University of Alberta and is past chairman of the Institute of Health Economics.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	115

Wayne W. Murdy, 64, a director of the company since January 2009, was chairman of the board of Newmont Mining Corporation (international mining) from 2002 to December 2007. He was Newmont Mining’s chairman and chief executive officer from 2002 until his retirement in 2007, president and chief executive officer from 2001 to 2002, president from 1999 to 2001, executive vice president and chief financial officer from 1996 to 1999 and senior vice president and chief financial officer from 1992 to 1996. Before joining Newmont Mining, he spent 15 years serving in senior financial positions in the oil and gas industry, including positions with Apache Corporation and Getty Oil Company. He is also a director of Qwest Communications International Inc.

Nicole W. Piasecki, 46, a director of the company since 2003, is president of Boeing Japan. Previously, she served as executive vice president of Business Strategy & Marketing for Boeing Commercial Airplanes, The Boeing Company, from 2003 to 2006; was vice president of Commercial Airplanes Sales, Leasing Companies from 2000 until January 2003; and served in various positions in engineering, sales, marketing and business strategy for the Commercial Aircraft Group from 1991. She is a member of the Board of Governors, Tokyo, of the American Chamber of Commerce of Japan, a former member of the Federal Aviation’s Management Advisory Council and the YWCA of Seattle-King County-Snohomish County, and a former director of Washington Works.

Steven R. Rogel, 66, a director of the company from 1997 until his retirement in 2009, was chairman of the board from 1999 to 2009. He was the company’s president from 1997 to 2008 and chief executive officer from 1997 until April 2008. Prior to joining the company, he served as the president and chief executive officer of Willamette Industries Inc. from 1995 to 1997 and as its president and chief operating officer from 1991 to 1995. He is a director of The Kroger Company and Union Pacific Corporation, and serves on the National Executive Board Boy Scouts of America. He is the former chairman of the American Forest & Paper Association and the National Council for Air and Stream Improvement Inc.

Richard H. Sinkfield, 66, a director of the company since 1993, is a senior partner in the law firm of Rogers & Hardin in Atlanta, Georgia, and has been a partner in the firm since 1976. He was a director of United Auto Group Inc. (automobile retailer) from 1993 to 1999 and its executive vice president and chief administrative officer from 1997 to 1999. He was a director of Central Parking Corporation from 2000 to February 2005. He is a former director of the Metropolitan Atlanta Community Foundation Inc. and the Atlanta College of Art. He is a trustee of Vanderbilt University, a member of the executive board of the Atlanta Area Council of the Boy Scouts of America, a member of the Board of Directors of the Georgia Appleseed Center for Law and Justice and was a member of the Board of Governors of the State Bar of Georgia from 1990 to 1998.

D. Michael Steuert, 60, a director of the company since 2004, has been senior vice president and chief financial officer for Fluor Corporation (engineering and construction) since 2001. He served as senior vice president and chief financial officer at Litton Industries Inc. (defense electronics, ship construction and electronic technologies) from 1999 to 2001 and as a senior officer and chief financial officer of GenCorp Inc. (aerospace, propulsion systems, vehicle sealing systems, chemicals and real estate) from 1990 to 1999. He also serves as trustee of Prologis.

James N. Sullivan, 71, a director of the company since 1998, is the retired vice chairman of the board of Chevron Corporation (international oil company) where he was a director from 1988 to 2000. He joined Chevron in 1961, was elected a vice president in 1983, and served as its vice chairman from 1989 to 2000.

Kim Williams, 53, a director of the company since 2006, was senior vice president and associate director of global industry research for Wellington Management Company LLP (investment management) from 2001 to 2005, was elected a partner effective January 1995 and held various management positions with Wellington from 1986 to 2001. Prior to joining Wellington, she served as vice president, industry analyst for Loomis, Sayles & Co., Inc (investment management) from 1982 to 1986. She is also a director of E.W. Scripps Company and MicroVest. She is a member of the Overseer Committee of Brigham and Women’s Hospital in Boston, Massachusetts, and a trustee of Brookwood School, Manchester by the Sea, Massachusetts.

Charles R. Williamson, 60, a director of the company since 2004 and chairman since 2009, was the executive vice president of Chevron Texaco Corporation (international oil company) from August 2005 until his retirement December 1, 2005. He was chairman and chief executive officer of Unocal Corporation (oil and natural gas) from 2000 until its acquisition by Chevron Texaco Corporation in 2005. He served as Unocal Corporation’s executive vice president, International Energy Operations from 1999 to 2000. He was a director of Unocal Corporation and former chairman of the US-ASEAN Business Council. He also is a director of Talisman Energy Inc. and PACCAR Inc.

EXECUTIVE OFFICERS

The executive officers of the company are as follows:

NAME	TITLE	AGE
Ernesta Ballard	Senior Vice President	63
Patricia M. Bedient	Executive Vice President	55
James M. Branson	Senior Vice President	53
Lawrence B. Burrows	President, Weyerhaeuser Real Estate Company	56
Srinivasan Chandrasekaran	Senior Vice President	59
Miles P. Drake	Senior Vice President	59
Daniel S. Fulton	President and CEO	60
Thomas F. Gideon	Executive Vice President	57
John A. Hooper	Senior Vice President	54
Sandy D. McDade	Senior Vice President	57

Ernesta Ballard has been senior vice president, Corporate Affairs, since 2004 when she joined the company. She served as commissioner, Department of Environmental Conservation for the state of Alaska from 2002 to 2004; president, Ballard & Associates (consulting firm) from 1994 to 2002; chief executive officer, Cape Fox Corp. (Alaska Native Village corporation), from 1989 to 1994; and regional administrator, Region 10, U.S. Environmental Protection Agency, from 1983 to 1986. In 1997, she was appointed to serve on the Board of Governors of the U.S. Postal Service.

Patricia M. Bedient has been executive vice president and chief financial officer since 2007. She was senior vice president, Finance and Strategic Planning, from February 2006 to 2007. She served as vice president, Strategic Planning, from 2003 when she joined the company to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002.

James M. Branson has been senior vice president, Timberlands, since 2007. He was vice president of Southern Timberlands from 2002 to 2007. From 1981 to 2002, he held numerous leadership roles in finance and wood products manufacturing. He started with Weyerhaeuser in 1979 as an accountant trainee in timberlands raw materials in Arkansas.

Lawrence B. Burrows has been president of Weyerhaeuser Real Estate Company, a subsidiary of the company, since March 2008. He was president of Winchester Homes Inc., a subsidiary of the company, from 2003 to 2008; its executive vice president from 1998 to 2003; its Virginia Home Building vice president and division manager from 1997 to 1998; its construction services vice president and division manager from 1995 to 1997; and held various leadership positions at Winchester Homes from 1989, when he joined the company, until 2008. Prior to joining the company, he was vice president and regional manager for Dickinson Heffner (real estate development) from 1986 to 1988; and project manager and vice president of Oliver T. Carr & Co. (real estate development) from 1982 to 1986.

Srinivasan Chandrasekaran has been senior vice president, Cellulose Fibers, since 2006. He was vice president, Manufacturing, Cellulose Fibers, from 2005 to 2006; vice president and mill manager at the Kamloops, British Columbia, cellulose fiber mill from 2003 to 2005; and vice president and mill manager at the Kingsport, Tennessee, paper mill from 2002 to 2003. He joined Weyerhaeuser in 2002 with the company’s acquisition of Willamette Industries Inc., where he served in a number of leadership positions.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	117

Miles P. Drake has been senior vice president, Research and Development, and chief technology officer since 2006 when he joined the company. He was vice president, research and development and chief technology officer of Air Products and Chemicals Inc. (Industrial Gases) from 2001 until October 2006 and held numerous other leadership positions with Air Products and Chemicals Inc. from 1986 until 2001.

Daniel S. Fulton has been chief executive officer and a director of the company since April 2008 and has been its president since January 2008. He was president of Weyerhaeuser Real Estate Company, a subsidiary of the company, from 2001 to 2008 and president of Weyerhaeuser Realty Investors Inc., a subsidiary of the company, from 1998 to 2000. He joined Weyerhaeuser in 1976 and has held various management and investment positions with the company and its subsidiaries. He also serves as a board member of United Way of King County. He is a member of the Advisory Board for the University of Washington Business School and the Policy Advisory Board of the Joint Center of Housing with Harvard University.

Thomas F. Gideon has been executive vice president, Forest Products, since July 2008. He was senior vice president, Containerboard, Packaging and Recycling, from 2007 to 2008; senior vice president, Timberlands, from 2005 to 2007; vice president, Timberlands, from 2003 to 2005; and director of Sales and Marketing for Western Timberlands from 1998 to 2003. He joined Weyerhaeuser in 1978 and held numerous human resources and sales management positions in Wood Products before moving to Western Timberlands in 1996.

John A. Hooper has been senior vice president, Human Resources, since July 2008. He was vice president, Human Resources Operations, from 2006 to 2008; Human Resources director from 2003 to 2006; and strategic projects consultant from 2001 when he joined the company until 2003. Prior to joining the company, he was a management consultant specializing in leadership roles in human resources strategy and change management from 1986 to 2001.

Sandy D. McDade has been senior vice president and general counsel since September 2006. He was senior vice president, Industrial Wood Products and International, from 2005 to 2006; senior vice president, Canada, from 2003 to 2005; vice president, Strategic Planning, from 2000 to 2003; and corporate secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.

AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2008, the audit committee of the board of directors consisted of Mark A. Emmert, John I. Kieckhefer, Donald F. Mazankowski, D. Michael Steuert and Kim Williams. Each member is independent as defined under the New York Stock Exchange rules. The board of directors has determined that each audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that Mr. Steuert is an “audit committee financial expert” as defined by SEC rules.

CORPORATE GOVERNANCE MATTERS

CODE OF ETHICS

The company has adopted a code of ethics that applies to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy is incorporated in the exhibits to this 10-K by reference and is available on the company’s website at www.weyerhaeuser.com. A copy of the code of ethics is available free of charge upon written request to Claire S. Grace, Corporate Secretary, Weyerhaeuser Company, P.O. Box 9777, Federal Way, WA 98063-9777, or by e-mail at CorporateSecretary@Weyerhaeuser.com.

CORPORATE GOVERNANCE GUIDELINES

The company has adopted corporate governance guidelines. The company’s corporate governance guidelines are available on the company’s website at www.weyerhaeuser.com. Paper copies may be obtained by written request to Claire S. Grace, Corporate Secretary, Weyerhaeuser Company, P.O. Box 9777, Federal Way, WA 98063-9777, or by e-mail at CorporateSecretary@Weyerhaeuser.com.

EXECUTIVE AND DIRECTOR COMPENSATION

Information with respect to executive and director compensation contained in the Notice of 2009 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 16, 2009, under the headings “Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2009 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 16, 2009, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with regard to certain relationships and related transactions contained in the Notice of 2009 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 16, 2009, under the headings “Review, Approval or Ratification of Related-Party Transactions” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services in the Notice of 2009 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 16, 2009, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	119

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE	PAGE NUMBER(S) IN FORM 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	122
Schedule II – Valuation and Qualifying Accounts	123

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in Financial Statements and Supplementary Data above.

EXHIBITS

3	–

(i)    Articles of Incorporation (incorporated by reference to 1999 Form 10-K filed with the Securities and Exchange Commission March 10, 2000 – Commission File Number 1-4825)

(ii)    Bylaws (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission December 18, 2008 – Commission File Number 1-4825)

10	–	Material Contracts

(a)   Form of Executive Change of Control Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 15, 2006 – Commission File Number 1-4825)

(b)   Form of Executive Severance Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 15, 2006 – Commission File Number 1-4825)

(c)    Form of Executive Change of Control Agreement (Weyerhaeuser Company Limited and Weyerhaeuser Company) (incorporated by reference to From 8-K filed with the Securities and Exchange Commission February 15, 2006 – Commission File Number 1-4825)

(d)   Weyerhaeuser Company Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February December 16, 2008 – Commission File Number 1-4825)

(e)   Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 21, 2006 – Commission File Number 1-4825)

(f)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Plan Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 21, 2006 – Commission File Number 1-4825)

(g)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 21, 2006 – Commission File Number 1-4825)

(h)   Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Tandem SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 21, 2006 – Commission File Number 1-4825)

(i)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 26, 2008 – Commission File Number 1-4825)

(j)    Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission October 25, 2005 – Commission File Number 1-4825)

(k)    Weyerhaeuser Company Deferred Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 18, 2007 – Commission File Number 1-4825)

(l)    Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission January 27, 2009 – Commission File Number 1-4825)

(m)  Fee Deferral Plan for Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission December 16, 2008 – Commission File Number 1-4825)

(n)   Fee Deferral Plan for Canadian Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission March 3, 2005 – Commission File Number 1-4825)

(o)   Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Deutsche Bank Securities Inc., as documentation agents, and Morgan Stanley Bank as co-documentation agent. (incorporated by reference to 2006 Form 10-K filed with the Securities and Exchange Commission February 27, 2007 – Commission File Number 1-4825)

(p)   Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD., as documentation agents and Morgan Stanley Bank, as co-documentation agent. (incorporated by reference to 2006 Form 10-K filed with the Securities and Exchange Commission February 27, 2007 – Commission File Number 1-4825)

(q)   Amended and Restated Contribution and Distribution Agreement among Weyerhaeuser Company, Domtar Paper Company LLC and Domtar Corporation dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 31, 2007 – Commission File Number 1-4825)

(r)    Amended and Restated Transaction Agreement among Weyerhaeuser Company, Domtar Corporation, Domtar Paper Company LLC, Domtar Delaware Holdings, Inc., Domtar Pacific Papers, Inc., Domtar Pacific Papers ULC, Domtar (Canada) Paper, Inc., and Domtar, Inc. dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 31, 2007 – Commission File Number 1-4825)

(s)   Purchase Agreement, dated as of March 15, 2008, between Weyerhaeuser Company and International Paper Company (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission March 20, 2008 – Commission File Number 1-4825)

12	–	Statements regarding computation of ratios
14	–	Code of Business Conduct and Ethics (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 21, 2005 – Commission File Number 1-4825)
21	–	Subsidiaries of the Registrant
23	–	Consent of Independent Registered Public Accounting Firm
31	–	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	–	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 26, 2009.

WEYERHAEUSER COMPANY

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 26, 2009.

/s/ DANIEL S. FULTON
Daniel S. Fulton Principal Executive Officer, and Director	Nicole W. Piasecki Director

/s/ PATRICIA M. BEDIENT Patricia M. Bedient Principal Financial Officer	/s/ STEVEN R. ROGEL Steven R. Rogel Director

/s/ JEANNE M. HILLMAN Jeanne M. Hillman Principal Accounting Officer	/s/ RICHARD H. SINKFIELD Richard H. Sinkfield Director

/s/ DEBRA A. CAFARO Debra A. Cafaro Director	/s/ D. MICHAEL STEUERT D. Michael Steuert Director

/s/ MARK A. EMMERT Mark A. Emmert Director	/s/ JAMES N. SULLIVAN James N. Sullivan Director

/s/ JOHN I. KIECKHEFER John I. Kieckhefer Director	/s/ KIM WILLIAMS Kim Williams Director

/s/ ARNOLD G. LANGBO Arnold G. Langbo Director	/s/ CHARLES R. WILLIAMSON Charles R. Williamson Director

/s/ WAYNE W. MURDY Wayne W. Murdy Director

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	121

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

Under date of February 26, 2009, we reported on the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2008 and December 30, 2007, and the related consolidated statements of earnings, cash flows, and shareholders’ interest and comprehensive income for each of the years in the three-year period ended December 31, 2008, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 23 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in 2007.

/s/ KPMG LLP

Seattle, Washington

February 26, 2009

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended December 31, 2008

DOLLAR AMOUNTS IN MILLIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO INCOME	(DEDUCTIONS) FROM/ ADDITIONS TO RESERVE	BALANCE AT END OF PERIOD
Weyerhaeuser
Allowances deducted from related asset accounts:
Doubtful accounts – accounts receivable
2008	$3	$6	$(2)	$7
2007	$4	$—	$(1)	$3
2006	$3	$4	$(3)	$4
Real Estate
Allowances deducted from related asset accounts:
Receivables
2008	$2	$1	$1	$4
2007	$4	$—	$(2)	$2
2006	$3	$—	$1	$4
Investments in unconsolidated entities held as assets
2008	$—	$—	$16	$16
2007	$11	$—	$(11)	$—
2006	$4	$—	$7	$11

WEYERHAEUSER COMPANY > 2008 ANNUAL REPORT AND FORM 10-K	123