Form 10-Q
period 2009-03-31
WEYERHAEUSER CO
filed 2009-05-08
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 30, 2009, 211,356,803 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2008. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter ended March 31, 2009, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: May 8, 2009

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 30, 2008

	MARCH 31, 2009	MARCH 30, 2008
Net sales and revenues:
Forest Products	$1,103	$1,671
Real Estate	172	371

Total net sales and revenues	1,275	2,042

Costs and expenses:
Forest Products:
Costs of products sold	978	1,399
Depreciation, depletion and amortization	122	145
Selling expenses	43	59
General and administrative expenses	96	148
Research and development expenses	13	17
Charges for restructuring and closures (Note 6)	82	33
Impairment of goodwill and other assets (Note 6)	18	31
Other operating costs, net (Note 7)	6	39

	1,358	1,871

Real Estate:
Costs and operating expenses	151	323
Depreciation and amortization	4	4
Selling expenses	22	36
General and administrative expenses	28	29
Impairment of long-lived assets and other related charges (Note 8)	42	37

	247	429

Total costs and expenses	1,605	2,300

Operating loss	(330)	(258)
Forest Products:
Interest expense incurred	(108)	(132)
Less: interest capitalized	2	24
Interest income and other	14	13
Equity in income (loss) of affiliates	3	(5)
Real Estate:
Interest expense incurred	(7)	(12)
Less: interest capitalized	7	12
Interest income and other	1	1
Equity in income of unconsolidated entities	2	—
Impairment of investments and other related charges (Note 8)	(26)	(23)

Loss from continuing operations before income taxes	(442)	(380)
Income taxes	176	139

Loss from continuing operations	(266)	(241)
Discontinued operations, net of income taxes (Note 3)	—	87

Net loss	(266)	(154)
Less: Net loss attributable to noncontrolling interests	2	6

Net loss attributable to Weyerhaeuser common shareholders	$(264)	$(148)

Basic and diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 4):
Continuing operations	$(1.25)	$(1.11)
Discontinued operations	—	0.41

Net loss	$(1.25)	$(0.70)

Dividends paid per share	$0.25	$0.60

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	MARCH 31, 2009	DECEMBER 31, 2008
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$1,653	$2,288
Short-term investments	92	138
Receivables, less allowances of $11 and $7	384	429
Receivables for taxes	273	73
Receivable from pension trust (Note 11)	285	200
Inventories (Note 9)	708	745
Prepaid expenses	98	101
Deferred tax assets	150	159

Total current assets	3,643	4,133
Property and equipment, less accumulated depreciation of $6,313 and $6,252	3,783	3,869
Construction in progress	95	104
Timber and timberlands at cost, less depletion charged to disposals	4,201	4,205
Investments in and advances to equity affiliates	205	202
Goodwill	40	43
Deferred pension and other assets	520	608
Restricted assets held by special purpose entities	914	916

	13,401	14,080

Real Estate:
Cash and cash equivalents	3	6
Receivables, less discounts and allowances of $4 and $4	51	74
Real estate in process of development and for sale	695	751
Land being processed for development	1,156	1,121
Investments in unconsolidated entities	21	30
Deferred tax assets	439	438
Other assets	183	195
Consolidated assets not owned	32	40

	2,580	2,655

Total assets	$15,981	$16,735

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	MARCH 31, 2009	DECEMBER 31, 2008
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Notes payable and commercial paper	$1	$1
Current maturities of long-term debt	406	407
Accounts payable	285	381
Accrued liabilities (Note 10)	825	1,023

Total current liabilities	1,517	1,812
Long-term debt	5,153	5,153
Deferred income taxes	1,723	1,805
Deferred pension, other postretirement benefits and other liabilities	1,623	1,528
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	763	764
Commitments and contingencies (Note 13)

	10,779	11,062

Real Estate:
Long-term debt	456	456
Other liabilities	317	353
Consolidated liabilities not owned	35	35
Commitments and contingencies (Note 13)

	808	844

Total liabilities	11,587	11,906

Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,355,449 and 211,289,320 shares	264	264
Other capital	1,771	1,767
Retained earnings	3,013	3,278
Cumulative other comprehensive loss (Note 12)	(667)	(495)

Total Weyerhaeuser shareholders’ interest	4,381	4,814
Noncontrolling interest	13	15

Total equity	4,394	4,829

Total liabilities and equity	$15,981	$16,735

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES) (UNAUDITED)

	FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 30, 2008
	CONSOLIDATED		FOREST PRODUCTS		REAL ESTATE
	MARCH 31, 2009	MARCH 30, 2008	MARCH 31, 2009	MARCH 30, 2008	MARCH 31, 2009	MARCH 30, 2008
Cash flows from operations:
Net loss	$(266)	$(154)	$(204)	$(95)	$(62)	$(59)
Noncash charges (credits) to income:
Depreciation, depletion and amortization	126	211	122	207	4	4
Deferred income taxes, net	11	(10)	12	(24)	(1)	14
Pension and other postretirement benefits (Note 11)	(15)	(16)	(15)	(16)	—	—
Share-based compensation expense	6	26	5	24	1	2
Equity in (income) loss of affiliates and unconsolidated entities	(5)	4	(3)	4	(2)	—
Litigation charges (Note 7)	20	18	20	18	—	—
Charges for impairment of assets (Notes 6 and 8)	86	93	18	33	68	60
Increase to environmental liability reserves (Note 7)	—	17	—	17	—	—
Foreign exchange transaction losses (Note 7)	4	11	4	11	—	—
Decrease (increase) in working capital:
Receivables	(146)	(107)	(155)	(110)	9	3
Inventories, real estate and land	37	(37)	31	(55)	6	18
Prepaid expenses	1	9	3	15	(2)	(6)
Accounts payable and accrued liabilities	(255)	(257)	(217)	(221)	(38)	(36)
Deposits on land positions	(3)	(27)	—	—	(3)	(27)
Intercompany advances(1)	—	—	—	—	(41)	(150)
Other	(37)	(63)	(36)	(62)	(1)	(1)

Cash from operations	(436)	(282)	(415)	(254)	(62)	(178)

Cash flows from investing activities:
Property and equipment	(56)	(101)	(53)	(98)	(3)	(3)
Timberlands reforestation	(15)	(16)	(15)	(16)	—	—
Acquisition of timberlands	(7)	(52)	(7)	(52)	—	—
Redemption of short-term investments	46	—	46	—	—	—
Investments in and advances to equity affiliates	(1)	(20)	—	(2)	(1)	(18)
Proceeds from sale of assets and operations	8	29	8	29	—	—
Loan to pension trust (Note 11)	(85)	—	(85)	—	—	—
Intercompany advances(1)	—	—	(22)	97	—	—
Other	8	4	8	4	—	—

Cash from investing activities	(102)	(156)	(120)	(38)	(4)	(21)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	—	573	—	398	—	175
Cash dividends	(53)	(127)	(53)	(127)	—	—
Change in book overdrafts	(42)	(39)	(42)	(13)	—	(26)
Payments on debt	(1)	(4)	(1)	(1)	—	(3)
Exercises of stock options	—	1	—	1	—	—
Repurchase of common stock	(2)	—	(2)	—	—	—
Intercompany advances(1)	—	—	—	—	63	53
Other	(2)	(8)	(2)	(3)	—	(5)

Cash from financing activities	(100)	396	(100)	255	63	194

Net change in cash and cash equivalents	(638)	(42)	(635)	(37)	(3)	(5)
Cash and cash equivalents at beginning of period(2)	2,294	114	2,288	93	6	21

Cash and cash equivalents at end of period(2)	$1,656	$72	$1,653	$56	$3	$16

Cash paid during the year for:
Interest, net of amount capitalized	$161	$165	$161	$165	$—	$—

Income taxes	$53	$26	$53	$4	$—	$22

(1) Intercompany loans and advances represent payments and receipts between Forest Products and Real Estate and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. Intercompany loans and advances are eliminated and do not appear in the consolidated cash flows above.

(2) Includes cash and cash equivalents of discontinued operations.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 30, 2008

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

We report our financial results and condition in two groups:

•	Forest Products – our forest products-based operations, principally the growing and harvesting of timber and the manufacture, distribution and sale of forest products; and

•	Real Estate – our real estate development and construction operations.

Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “we” and “our” refer to the consolidated company, including both Forest Products and Real Estate.

In December 2008, our board of directors amended our bylaws to adopt a December 31 fiscal year-end. Prior to that, we reported results on a fiscal calendar ending the last Sunday of the calendar year. First quarter 2008 ended on March 30, 2008, and included 91 days. Beginning in 2009, we report our results on a calendar quarter. First quarter 2009 ended on March 31, 2009, and included 90 days.

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; as such certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year for consistency with our 2009 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest.

•	“Note 2: Accounting Pronouncements” discusses the changes made for noncontrolling interest.

•	“Note 3: Discontinued Operations” discusses the changes to presentation of discontinued operations.

NOTE 2: ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES WE IMPLEMENTED IN 2009

We changed how we account for the following in the first quarter of 2009:

•	fair value measurements for nonfinancial assets and nonfinancial liabilities and

•	noncontrolling interests.

Fair Value Measurements for Nonfinancial Assets and Nonfinancial Liabilities

Statement 157 – Statement of Financial Accounting Standards No. 157, Fair Value Measurements – was adopted for financial assets and financial liabilities in first quarter 2008. Issued by the Financial Accounting Standards Board (FASB) in September 2006, Statement 157:

•	provides a common definition of fair value,

•	establishes a framework for measuring fair value in generally accepted accounting principles and

•	expands disclosures about fair value instruments.

It applies when other accounting standards require or permit fair value measurements. However, it does not require any new fair value measurements.

FSP FAS 157-2 – FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 – was issued in February 2008 by the FASB and delayed the effective date of Statement 157 for certain nonfinancial assets and nonfinancial liabilities. As a result of FSP FAS 157-2, we applied Statement 157 to the following fair value measurements of nonfinancial assets and nonfinancial liabilities in first quarter 2009:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment,

•	reporting units measured at fair value in the first step of a goodwill impairment test,

•	nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment assessment and

•	asset retirement obligations initially measured at fair value.

Statement 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are:

•	quoted prices for similar assets or liabilities in an active market,

•	quoted prices for identical or similar assets or liabilities in markets that are not active and

•	inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The adoption of Statement 157 resulted in additional disclosure in “Note 8: Real Estate Impairments and Other Related Charges”. It did not have a material effect on our financial position, results of operations or cash flows.

Noncontrolling Interests

Statement 160 – Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 – was adopted in first quarter 2009. Issued in December 2007, Statement 160:

•	changes the accounting for noncontrolling (minority) interests in consolidated financial statements,

•	requires noncontrolling interests to be presented as a separate component of equity,

•	changes the income statement presentation of income or losses attributable to noncontrolling interests and

•	revises the accounting for transactions and events that change a parent company’s controlling ownership interest.

The adoption of Statement 160 did not have a material effect on our financial position, results of operations or cash flows. We did change the presentation of noncontrolling interests on our consolidated balance sheet and consolidated statement of earnings in accordance with Statement 160.

ACCOUNTING CHANGES THAT TAKE EFFECT DURING FUTURE QUARTERS OF 2009

Disclosures About Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1 – FASB Staff Position FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments – takes effect in the second quarter of 2009. Issued by the FASB in April 2009, FSP FAS 107-1 and APB 28-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

We are currently evaluating the effects that the adoption of FSP FAS 107-1 and APB 28-1 will have on our financial statement disclosures.

Disclosures About Postretirement Benefit Plan Assets

FSP FAS 132(R) – Staff Position FAS No. 132(R)-1 – Employers’ Disclosures About Postretirement Benefit Plan Assets – takes effect in fourth quarter 2009. Issued by the FASB in December 2008, FSP FAS 132(R)-1 requires:

•	qualitative disclosures about how pension investment allocation decisions are made;

•	disclosures about the major categories of plan assets and concentrations of risk; and

•	disclosures about fair value measurements, including the methods and inputs used to measure the fair value of plan assets.

We are currently evaluating the effects that the adoption of FSP FAS 132(R) -1 will have on our financial statement disclosures.

NOTE 3: DISCONTINUED OPERATIONS

There are no operations classified as discontinued for the quarter ended March 31, 2009. As of March 31, 2009, our Trus Joist ® Commercial operations were reclassified as held for use and prior periods have been recast to reflect this reclassification.

Our discontinued operations for the quarter ended March 30, 2008, includes the operations of our Containerboard, Packaging and Recycling business and our Australian operations, both of which were sold in the third quarter of 2008.

The following table summarizes the U.S. dollar components of net sales and net earnings from discontinued operations for the quarter ended March 30, 2008:

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008
Net sales	$1,351

Income from operations	131
Income tax expense	(44)

Net earnings from discontinued operations	$87

Results of discontinued operations:

•	exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments,

•	include an allocation of net pension income and

•	include interest expense only if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction.

Discontinued operations related to our Containerboard, Packaging and Recycling business do not include any allocation of interest expense. Discontinued operations related to our Australian operations include interest expense.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

Components of Our Basic and Diluted Earnings (Loss) per Share

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE DATA, SHARES IN THOUSANDS	MARCH 31, 2009	MARCH 30, 2008
Loss from continuing operations	$(266)	$(241)
Less: Net loss from continuing operations attributable to noncontrolling interests	2	6

Loss from continuing operations attributable to Weyerhaeuser common shareholders	(264)	(235)
Earnings from discontinued operations attributable to Weyerhaeuser common shareholders	—	87

Net loss attributable to Weyerhaeuser common shareholders	$(264)	$(148)

Weighted average outstanding shares of common stock (basic)	211,298	211,195
Dilutive effect of share-based awards	—	—

Common stock and stock equivalents (diluted)	211,298	211,195

Basic and diluted earnings (loss) per share:
Continuing operations attributable to Weyerhaeuser common shareholders	$(1.25)	$(1.11)
Discontinued operations attributable to Weyerhaeuser common shareholders	—	0.41

Net loss attributable to Weyerhaeuser common shareholders	$(1.25)	$(0.70)

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share for the quarters ended March 31, 2009, and March 30, 2008, due to the company’s net loss position from continuing operations. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 31, 2009	MARCH 30, 2008
Stock options	11,180	9,595
Performance share units	220	547
Restricted stock units	671	647

Share Repurchase Program

In December 2008, we announced a stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding common shares. Through March 31, 2009, we had repurchased a total of 66,691 shares of common stock for approximately $2 million under the program. These repurchases took place during first quarter 2009 and all common stock purchases under the program were made in open-market transactions.

NOTE 5: SHARE-BASED COMPENSATION

In first quarter 2009, we granted 1,504,350 stock options, 94,850 stock appreciation rights and 238,344 restricted stock units. In addition, 191,782 outstanding restricted stock unit awards vested during first quarter 2009, resulting in the issuance of 132,820 shares of common stock.

STOCK OPTIONS

Most of the stock options were granted with the following standard vesting and post-termination vesting terms:

•	options vest ratably over 4 years; and

•	options either vest or continue to vest in the event of death, disability, retirement or involuntary termination.

In addition, we granted 295,600 stock options to certain executives with the following vesting terms and post-termination provisions:

•	options vest at the end of a 4-year required service period;

•	options fully or partially vest in the event of death, disability or involuntary termination; and

•	unvested options will be forfeited in the event of retirement.

The weighted average exercise price of all of the stock options granted in first quarter 2009 was $25.29.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in First Quarter 2009

	10-YEAR STANDARD OPTIONS	10-YEAR EXECUTIVE OPTIONS
Expected volatility	36.61%	36.51%
Expected dividends	3.95%	3.95%
Expected term (in years)	6.16	7.08
Risk-free rate	2.54%	2.75%
Weighted average grant date fair value	$6.50	$6.69

STOCK APPRECIATION RIGHTS

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 31, 2009.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 31, 2009

MARCH 31, 2009
Expected volatility	42.92%
Expected dividends	3.67%
Expected term (in years)	4.79
Risk-free rate	1.80%
Weighted average fair value	$2.66

RESTRICTED STOCK UNITS

The weighted average fair value of the restricted stock units granted in the first quarter of 2009 was $25.41. The post-termination vesting provisions for restricted stock units granted in 2009 were as follows:

•	restricted stock units vest ratably over 4 years; and

•	restricted stock units will be forfeited upon termination of employment for any reason, including retirement or involuntary termination.

NOTE 6: CHARGES FOR FOREST PRODUCTS RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

We have continued restructuring our activities to reduce costs in support of our goal of achieving competitive performance. As part of that effort, we announced the closure or curtailment of the following facilities during first quarter 2009 and 2008:

FACILITIES ANNOUNCED FOR SALE, CLOSURE OR CURTAILMENT IN FIRST QUARTER 2009

	Segment and Type of Facility	Location	Status
2009
Wood Products
	Lumber mill	Aberdeen, WA	Closed
	Lumber mill	Pine Hill, AL	Curtailed
	Lumber mill	Wright City, OK	Curtailed
	Lumber mill	Dallas, OR	Closed
	Veneer mill	Aberdeen, WA	Closed
	Veneer mill	Pine Hill, AL	Curtailed
	Veneer mill	Dodson, LA	Curtailed
	Engineered Wood Products	Simsboro, LA	Curtailed
	Engineered Wood Products	Evergreen, AL	Curtailed
	Engineered Wood Products	Hazard /East, KY	Curtailed
	i-Level Service Center	Albuquerque, NM	Closed
	i-Level Service Center	Cincinnati, OH	Closed
	i-Level Service Center	Columbus, OH	Closed
	i-Level Service Center	Las Vegas, NV	Closed
	i-Level Service Center	Reno, NV	Closed

FACILITIES ANNOUNCED FOR SALE, CLOSURE OR CURTAILMENT IN FIRST QUARTER 2008

	Segment and Type of Facility	Location	Status
2008
Wood Products
	Lumber mill	Kamloops, BC	Closed
	Lumber mill	Carrot River, SK	Closed
	Plywood mill	Hudson Bay, SK	Closed
	Veneer mill	Junction City, OR	Closed
	Lumber mill	Green Mountain, WA	Closed
Containerboard, Packaging and Recycling
	Box plant	Baltimore, MD	Closed
	Box plant	Honolulu, HI	Closed
	CBPR Business	Various	Announced for Sale

We review the carrying value of our assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. These events or changes in circumstances may include, but are not limited to:

•	decisions made to curtail, close, sell or restructure operations;

•	changes in the expected use of assets; and

•	significant or prolonged adverse changes in financial markets and economic conditions in markets in which we operate.

Charges for Forest Products restructuring, closures and asset impairments for the quarters ended March 31, 2009, and March 30, 2008, include:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Restructuring and closure charges:
Termination benefits	$66	$34
Pension and postretirement charges (Note 11)	9	—
Other restructuring and closure costs	7	5

	82	39
Less: discontinued operations	—	(6)

Charges for restructuring and closures	$82	$33

Asset Impairments:
Long-lived assets	$11	$27
Goodwill	3	3
Other assets	4	3

	18	33
Less: discontinued operations	—	(2)

Impairment of goodwill and other assets	$18	$31

The charges recognized during the quarter ended March 31, 2009, are primarily related to the Wood Products closures and curtailments listed in the table above, corporate restructuring activities and additional costs recognized in connection with previously announced facility closures. The charges recognized during the quarter ended March 30, 2008, primarily include charges for permanent closures and curtailments listed in the table above, charges related to an oriented strand board (OSB) plant and other costs recognized in connection with previously announced closures.

Asset impairment charges in 2009 include $9 million for software costs and $2 million related to a Wood Products distribution facility site. The fair value of the site was determined based on a broker’s quote classified as a Level 2 input in the fair value hierarchy. Asset impairment charges in 2008 were primarily triggered by the facility closure and curtailment decisions discussed above. Goodwill impairment charges recognized in first quarter 2009 relate to goodwill in our hardwoods and industrial wood products reporting unit. Goodwill impairment charges recognized in first quarter 2008 relate to operations in our iLevel wood products reporting unit.

Changes in accrued termination benefits related to restructuring and facility closures during the quarter ended March 31, 2009, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2008	$53
Charges	66
Payments	(30)
Other adjustments	2

Accrued severance as of March 31, 2009	$91

The majority of the accrued severance balance as of March 31, 2009, is expected to be paid by the end of 2009.

NOTE 7: OTHER OPERATING COSTS, NET

Other operating costs, net:

•	exclude our Real Estate operations,

•	include both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Various Income and Expense Items Included in Forest Products Other Operating Costs, Net

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Litigation expense, net	$18	$20
Environmental remediation reserve adjustment	—	17
Foreign exchange losses	4	11
Fire insurance recovery	—	(6)
Land management income	(4)	(5)
Other, net	(12)	(11)

	6	26
Less: discontinued operations	—	13

Total other operating costs, net	$6	$39

Litigation expense, net, included $20 million during first quarter 2009 to establish a reserve for an agreement in principle to settle alder litigation. See “Note 13: Legal Proceedings, Commitments and Contingencies” for more information. In first quarter 2008, we recognized a charge of $18 million related to a settlement with the direct purchasers of OSB. We also recognized a charge of $17 million for an adjustment to increase our reserve for environmental remediation. The increase was primarily a result of including additional years during which we are required to perform ongoing monitoring activities at certain sites.

NOTE 8: REAL ESTATE ASSET IMPAIRMENTS AND OTHER RELATED CHARGES

We review homebuilding long-lived assets and investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets are stated at cost unless events or circumstances trigger an impairment review. If a triggering event occurs and the asset’s carrying amount is not recoverable, we record an impairment loss, which is the difference between the asset’s book value and fair value. The determination of fair value is based on appraisals and market pricing of comparable assets when that information is available, or the discounted value of estimated future net cash flows from these assets.

During 2008 and 2009, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, increase customer incentives, or reassess the recoverability of our investments, which triggered impairment charges. Write downs of impaired assets are recorded as adjustments to the cost basis of inventory and investments.

Total Real Estate Impairment and Other Investment-Related Charges

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Real estate impairments	$15	$33
Write-off of pre-acquisition costs	13	4
Other impairment related charges	14	—

Total impairments of long-lived assets and other related charges	42	37
Impairments of investments and other related charges	26	23

Total impairments and other related charges	$68	$60

The write-off of pre-acquisition costs primarily relates to forfeited deposits on options to purchase land. The first quarter 2009 charge represents the forfeiture of deposits on two projects that were planned for development of approximately 3,300 residential lots. As of March 31, 2009, we control approximately 72,000 lots under option.

Impairments of investments and other related charges relate to loans and investments in unconsolidated entities.

In addition to the Real Estate charges included above, Forest Products has recorded charges for the impairment of interest that previously was capitalized on Real Estate assets of $1 million and $5 million for the quarters ended March 31, 2009, and March 31, 2008, respectively. These charges are classified as Forest Products charges for asset impairments in the accompanying Consolidated Statement of Earnings.

Given the current economic environment we reviewed:

•	81 out of 125 real estate projects for recoverability, of which nine were impaired in the first quarter; and

•	approximately 90 investments, all the remaining balances of which were fully impaired in the first quarter.

Additional fair value information related to the Real Estate assets that were impaired in first quarter 2009 is provided in the following table:

	Impaired Book Values at March 31, 2009	Fair Value Measurements Using			Total Impairment Charges in First Quarter 2009
DOLLAR AMOUNTS IN MILLIONS		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate held for development	$17	N/A	$9	$8	$15
Investment in loans and unconsolidated entities	$—	N/A	N/A	$—	$26

The significant unobservable inputs (Level 3) reported above are discounted future cash flows of the projects and investments. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in first quarter 2009 were generally 18 percent. See “Critical Accounting Policies” in our Management Discussion and Analysis for additional information regarding our evaluation of real estate impairments.

NOTE 9: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	DECEMBER 31, 2008
Logs and chips	$69	$63
Lumber, plywood, panels and engineered lumber	231	260
Pulp and paperboard	126	126
Other products	135	146
Materials and supplies	147	150

Total inventories	$708	$745

NOTE 10: ACCRUED LIABILITIES

Forest Products’ accrued liabilities were $825 million as of March 31, 2009. They include payroll, income taxes, Social Security taxes, real and personal property taxes, interest and other items.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	DECEMBER 31, 2008
Payroll – wages and salaries, retirement, severance and vacation pay	$422	$422
Income taxes	9	53
Taxes – Social Security and real and personal property	35	41
Interest	61	120
Dividends	—	53
Other	298	334

Total accrued liabilities	$825	$1,023

NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We recognized net pension credits of $10 million and other postretirement benefit credits of $5 million, for net credits of $15 million during first quarter 2009. This compares to net pension credits of $39 million and other postretirement benefit costs of $23 million, for net credits of $16 million during first quarter 2008. The components of net periodic benefit credits (costs) are:

	PENSION		OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008	MARCH 31, 2009	MARCH 30, 2008
Service cost	$(29)	$(33)	$(1)	$(5)
Interest cost	(69)	(72)	(9)	(15)
Expected return on plan assets	125	145	—	—
Amortization of gain (loss)	(4)	7	(4)	(5)
Amortization of prior service credits (costs)	(6)	(8)	21	2
Loss due to curtailment and special termination benefits	(7)	—	(2)	—

Total net periodic benefit credits (costs)	$10	$39	$5	$(23)

First quarter 2009 curtailment and special termination benefits are related to the closure of Wood Products facilities announced in the quarter. See “Note 6: Charges for Forest Products Restructuring, Closures and Impairments of Long-Lived Assets” for more information on the facility closures.

Fair Value of Pension Plan Assets

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, the value reported for our pension plan assets at the end of 2008 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. The information we have received through the date of this filing indicates that the year-end value of the pension plan assets is less than the estimated values reported as of December 31, 2008.

Our consolidated balance sheet as of March 31, 2009, has been adjusted to reflect our best estimate of the net funded status of our pension plans that would have been recorded as of December 31, 2008, if the additional valuations we have received through the date of this filing had been available to us as of the end of 2008. Based on the information currently available to us, we recorded the following adjustment in first quarter 2009:

•	$100 million decrease in deferred pension and other assets;

•	$130 million increase in deferred pension, other postretirement benefits and other liabilities;

•	$80 million decrease in the liability for deferred income taxes; and

•	$150 million net increase in cumulative other comprehensive loss, which resulted a reduction in total Weyerhaeuser shareholders’ interest.

We expect to complete the valuation of our pension plan assets during second or third quarter 2009, depending on the timing of the receipt of final asset information. The final adjustments could be higher or lower than the amounts disclosed above and could affect net pension benefit (expense) depending on the magnitude of the adjustment. The first quarter adjustments discussed above do not affect our debt covenant calculations.

Receivable From Pension Trust

In first quarter 2009, we provided an additional $85 million of short-term liquidity to the U.S. pension trust through short-term loans, bringing the total receivable from the pension trust to $285 million. These short-term loans have a six-month term and may be renewed by the company. The loans do not affect the net funded status of the plans and therefore do not change any of the estimated balance sheet effects discussed above.

Expected Pension Funding

At the end of 2008, based on proposed regulations and Internal Revenue Service guidance at that time, we reported that we expected to be required to contribute to at least one of our U.S. qualified pension plans for the 2009 plan year. The required contribution was estimated to be between $50 million and $100 million and would be required to be funded by September 15, 2010. Due to guidance from the Internal Revenue Service released on March 31, 2009, with respect to reasonable interpretation of the selection of interest rates used to determine the plans’ liabilities, we currently anticipate that our funding requirement will be reduced significantly and it is possible we will not have to make any contributions to our U.S. qualified pension plans for 2009.

NOTE 12: COMPREHENSIVE LOSS

Our comprehensive loss attributable to Weyerhaeuser common shareholders, net of tax, was $436 million for the quarter ended March 31, 2009.

Items Included in Our Comprehensive Loss

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Consolidated net loss	$(266)	$(154)
Other comprehensive loss:
Foreign currency translation adjustments	(22)	(48)
Actuarial net losses, net of tax	(155)	(4)
Prior service credits, net of tax	6	8
Net derivative gains on cash flow hedges, net of tax	—	17
Reclassification of net gains on cash flow hedges, net of tax	(1)	(3)
Unrealized losses on available-for-sale securities	—	(1)

Total other comprehensive loss	(172)	(31)

Total comprehensive loss	(438)	(185)
Less: Comprehensive loss attributable to noncontrolling interests	2	6

Comprehensive loss attributable to Weyerhaeuser common shareholders	$(436)	$(179)

Cumulative Other Comprehensive Loss

Our cumulative other comprehensive loss, net of tax, was $667 million as of March 31, 2009.

Items Included in Our Cumulative Other Comprehensive Loss

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	DECEMBER 31, 2008
Foreign currency translation adjustments	$276	$298
Net pension and other postretirement benefit loss not yet recognized in earnings, net of tax	(1,049)	(894)
Prior service credit not yet recognized in earnings, net of tax	105	99
Cash flow hedge fair value adjustments, net of tax	—	1
Unrealized gains on available-for-sale securities	1	1

Total cumulative other comprehensive loss	$(667)	$(495)

The net actuarial loss recognized in first quarter 2009 reflects a change in the estimated fair value of pension plan assets as of December 31, 2008. As discussed in “Note 11: Pension and Other Postretirement Benefit Plans,” we recorded an adjustment to the net funded status of our pension plans in first quarter 2009.

NOTE 13: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

Major legal proceedings involving us described in this section are:

•	hardboard siding claims and

•	alder antitrust litigation.

We also are a party to other legal matters generally incidental to our business.

The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

Under the settlement – which we entered into in June 2000 – all persons who own or owned structures in the United States on which our hardboard siding had been installed from January 1, 1981, through December 31, 1999, can file claims.

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

Status. Total claims paid through March 31, 2009, were $112 million. The reserve for future claim payments was $5 million as of March 31, 2009. We have recovered a total of $52 million through negotiated settlements with our insurance carriers.

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

Claims Activity and Average Damage Award Paid

	QUARTER ENDED	YEAR ENDED	YEAR ENDED
	MARCH 31, 2009	DECEMBER 31, 2008	DECEMBER 30, 2007
Number of claims filed during the period	400	1,755	1,460
Number of claims resolved	1,560	1,410	1,980
Number of claims unresolved at end of period	150	1,310	965
Number of damage awards paid	350	1,070	1,200
Average damage award paid	$1,444	$1,574	$2,100

Events and Claims. Here is a chronology of the settlement:

•	2000 – We entered into a nationwide settlement of hardboard siding class action cases and recognized a $130 million pretax charge to cover the estimated cost of the settlement and related claims.

•	2001 – We reassessed the adequacy of our reserve and increased it by $43 million.

•	2003 – The right to file claims from the first six-year period (1981-1986) expired.

•	2004 – We reduced our reserve by $20 million based on actual claims and litigation.

•	2006 – The right to file claims from the second six-year period (1987-1993) expired.

•	2006 – We reduced our reserve by another $23 million based on actual claims and litigation.

•	2008 – We reduced our reserve by $13 million based on actual claims and litigation.

Alder Antitrust Litigation

A class action lawsuit – filed against us in 2004 in U.S. District Court in Oregon – claims that as a result of our alleged monopolization of what was claimed to be the alder sawlog market in the Pacific Northwest we had also monopolized or controlled an alleged market for finished alder and charged monopoly prices for finished alder lumber.

Status. In April 2008, a jury found in favor of the class and imposed trebled damages of $84 million. In March 2009, we reached an agreement in principle through mediation with Class Counsel to settle this matter. The settlement will not be final until approved by the District Court. Proceedings in this matter that are not related to the settlement have been suspended. We established a reserve of $20 million during the first quarter of 2009.

Sales during the class period to persons or entities opting out of the class were approximately $100 million. There have been no claims by persons or entities opting out of the class. However, it is possible that entities or persons who have opted out of the class may file lawsuits against us in the future. We have not established a reserve for the possibility of opt-out lawsuits. We also are unable to estimate at this time the amount of charges – if any – that may be required in the future.

Events and Rulings. Here is a chronology of the litigation:

•	2004 –The Alder class action antitrust lawsuit was filed against us in U.S. District Court in Oregon.

•

2004 – The judge issued an order certifying the plaintiff as class representative for all U.S. purchasers of finished alder lumber between April 28, 2000, and March 31, 2004, for purpose of awarding monetary damages.

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

•

2008 – The U.S. District Court denied our motion for summary judgment. The trial commenced April 15, 2008. A verdict was delivered against us on April 28, 2008. The amount of the verdict with trebling is $84 million. Post-trial motions were briefed and argued to the court.

•

2009 – An agreement in principle to settle this matter for $20 million was reached through mediation with Class Counsel. The settlement will not be final until approved by the District Court. Proceedings in this matter that are not related to the settlement have been suspended. We established a reserve of $20 million during the first quarter of 2009.

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2008	$37
Reserve charges and adjustments, net	(3)
Payments	(1)

Reserve balance as of March 31, 2009	$33

Total active sites as of March 31, 2009	57

The changes in our reserves for remediation costs reflect:

•	new information on all sites concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $36 million.

That estimate – in which those additional costs may be incurred over several years – is the upper end of the range of reasonably possible additional costs. The estimate:

•	is much less certain than the estimates on which our accruals currently are based and

•	uses assumptions that are less favorable to us among the range of reasonably possible outcomes.

In estimating our current accruals and the possible range of additional future costs, we:

•	assumed we will not bear the entire cost of remediation of every site,

•	took into account the ability of other potentially responsible parties to participate and

•	considered each party’s financial condition and probable contribution on a per-site basis.

We have not recorded any amounts for potential recoveries from insurance carriers.

Asbestos Removal

We have not recognized a liability for the removal and disposal of encapsulated asbestos from all facilities and equipment. That is because we cannot reasonably:

•	estimate the fair value of our obligations or

•	determine the settlement dates.

When we reasonably are able to estimate the fair value, we will establish a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.

NOTE 14: BUSINESS SEGMENTS

We are principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our principal business segments are:

•	Timberlands – which includes logs; chips; timber; minerals, oil, gas; and international wood products;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture;

•	Real Estate – which includes real estate development, construction and sales; and

•

Corporate and Other – which includes governance-related corporate support activities, transportation and results of international operations outside of North America that have been sold. We also may record one-time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

In addition, in 2008 we had Containerboard, Packaging and Recycling operations. These operations were sold to International Paper in August 2008.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Effective with third quarter 2008, our recurring postretirement credits (costs) are no longer being allocated to the forest products segments. These credits (costs) are reported in the Corporate and Other segment with the exception of certain union-negotiated postretirement benefits that are reflected in the Cellulose Fibers segment. Net recurring forest products pension credits were included in the Corporate and Other segment for all periods presented. Pension and postretirement credits (costs) related to real estate operations are reported in the Real Estate segment. Net pension and postretirement credits (costs) related to settlements, curtailments and special termination benefits continue to be reported in the appropriate business segment.

Net Postretirement Credits (Costs) Included in Segment Contribution to Earnings

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Net postretirement credits (costs) (Note 11):
Timberlands	$—	$(1)
Wood Products	(2)	(7)
Cellulose Fibers	(1)	(3)
Real Estate	—	(1)
Containerboard, Packaging and Recycling	—	(5)
Corporate and Other	8	(6)

Total	$5	$(23)

An analysis and reconciliation of the company’s business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Sales to and revenues from unaffiliated customers:
Timberlands	$157	$197
Wood Products	542	966
Cellulose Fibers	364	445
Real Estate	172	371
Containerboard, Packaging and Recycling	—	1,297
Corporate and Other	40	117

	1,275	3,393
Less: sales of discontinued operations (Note 3)	—	(1,351)

	1,275	2,042

Intersegment sales:
Timberlands	171	315
Wood Products	18	51
Cellulose Fibers	—	4
Containerboard, Packaging and Recycling	—	1
Corporate and Other	3	11

	192	382

Total sales and revenues	1,467	2,424
Intersegment eliminations	(192)	(382)

Total	$1,275	$2,042

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Net contribution to earnings:
Timberlands	$40	$112
Wood Products	(266)	(277)
Cellulose Fibers	31	56
Real Estate	(96)	(74)
Containerboard, Packaging and Recycling	—	89
Corporate and Other	(43)	(41)

	(334)	(135)
Interest expense (Forest Products only) (continuing and discontinued operations)	(108)	(132)
Less: capitalized interest (Forest Products only)	2	24

Loss before income taxes (continuing and discontinued operations)	(440)	(243)
Income tax benefit (continuing and discontinued operations)	176	95

Net loss attributable to Weyerhaeuser common shareholders	$(264)	$(148)

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

STATEMENTS

We make forward-looking statements of our expectations regarding second quarter 2009, including:

•	our markets,

•	the effect of facility closures and cost control measures in the Wood Products segment,

•	fee timber harvests and log prices,

•	demand and pricing for our wood products,

•	decreases in raw material costs for our Wood Products segment,

•	increased expenses for annual planned maintenance in the Cellulose Fibers segment,

•	demand and prices for pulp,

•	home sale closings and prices,

•	earnings and performance of our business segments,

•	capital expenditures and

•	timing of debt repayment.

We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, availability of financing for home mortgages, strength of the U.S. dollar, employment rates and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	restructuring of our business support functions;

•	performance of our manufacturing operations, including maintenance requirements;

•	the effect of potential alternative fuel mixture tax credits;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	performance of pension fund investments and derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	changes in accounting principles;

•	weather;

•	loss from fires, floods, pest infestation and other natural disasters; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

As disclosed in “Notes to Consolidated Financial Statements – Note 3: Discontinued Operations”, the following operations are classified as discontinued operations in the accompanying consolidated financial statements in first quarter 2008:

•	Containerboard, Packaging, and Recycling operations; and

•	Australian operations included in the Corporate and Other segment.

There are no operations classified as discontinued operations in 2009.

In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to:

•	earnings (loss) before interest and income taxes for the Forest Products business segments; and

•

earnings (loss) before income taxes for the Real Estate business segment. Interest that previously was capitalized to Real Estate assets that are sold is included in cost of products sold and is included in contribution to earnings for the Real Estate segment.

In reviewing our results of operations, it is important to understand the following:

•	Net sales and revenues and operating loss included in Consolidated Results below exclude the results of discontinued operations.

•	Net sales and revenues and net contribution to earnings reported in the individual segment discussions that follow include the results of discontinued operations.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2009, compared to the quarter ended March 30, 2008. The periods are also referred to as 2009 and 2008.

CONSOLIDATED RESULTS

How We Did in First Quarter 2009

NET SALES AND REVENUES / OPERATING EARNINGS (LOSS) / NET LOSS – WEYERHAEUSER COMPANY

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 31, 2009	MARCH 30, 2008	2009 VS. 2008
Net sales and revenues	$1,275	$2,042	$(767)
Operating loss	$(330)	$(258)	$(72)
Earnings from discontinued operations, net of tax	$—	$87	$(87)
Net loss attributable to Weyerhaeuser common shareholders	$(264)	$(148)	$(116)
Net loss attributable to Weyerhaeuser common shareholders per share, basic and diluted	$(1.25)	$(0.70)	$(0.55)

Comparing 2009 with 2008

In 2009:

•	Net sales and revenues decreased $767 million – 38 percent.

•	Net loss increased $116 million – 78 percent.

Net sales and revenues

Net sales and revenues decreased $767 million – 38 percent – primarily due to the continued market challenges for the U.S. homebuilding industry and weak pulp markets, which was reflected in the following:

•	lower demand for residential building products and significantly decreased volumes sold and prices – refer to the Wood Products segment discussion;

•	declines in the number of single-family homes closed and in the average selling prices – refer to the Real Estate segment discussion; and

•	decreased pulp sales realizations and shipment volumes – refer to the Cellulose Fibers segment discussion.

Net loss attributable to Weyerhaeuser common shareholders

Our net loss was $116 million higher primarily due to the following:

•	the sale of our Containerboard, Packaging and Recycling business, classified as discontinued operations in 2008 – refer to the Containerboard, Packaging and Recycling segment discussion;

•	increased restructuring, closure and asset impairment charges – refer to the Wood Products, Real Estate and Corporate and Other segment discussions;

•	reduced harvest and log export prices in the West – refer to the Timberland segment discussion;

•	reduced pulp prices and volumes sold – refer to the Cellulose Fibers segment; and

•	decreased sales and lower gross margins on single-family homes closed – refer to the Real Estate segment discussion.

These increases to our loss were partially offset with the following:

•	decreased costs as a result of our cost reduction initiatives – refer to the Wood Products, Real Estate, Cellulose Fibers and Corporate and Other segment discussions; and

•	increased income tax benefit primarily due to our increased loss.

TIMBERLANDS

How We Did in First Quarter 2009

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters ended March 31, 2009 and March 30, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008	2009 VS. 2008
Net sales and revenues to unaffiliated customers:
Logs:
West	$82	$115	$(33)
South	33	15	18
Canada	2	13	(11)

Subtotal logs sales and revenues	117	143	(26)
Timberlands exchanges	4	18	(14)
Higher and better-use land sales(1)	1	7	(6)
Minerals, oil and gas	14	12	2
Pay as cut timber sales	7	5	2
Products from international operations(2)	7	3	4
Other products	7	9	(2)

Subtotal net sales and revenues to unaffiliated customers	157	197	(40)
Intersegment sales
United States	117	226	(109)
Other	54	89	(35)

Subtotal intersegment sales	171	315	(144)

Total sales and revenues	$328	$512	$(184)

Net contribution to earnings	$40	$112	$(72)

(1)	Higher and better use timberland is sold through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing 2009 with 2008

Difficult domestic log markets due to global economic conditions continue to result in decreases in log prices and volumes.

In 2009:

•	Net sales and revenues to unaffiliated customers decreased $40 million – 20 percent.

•	Intersegment sales decreased $144 million – 46 percent.

•	Net contribution to earnings decreased $72 million – 64 percent.

Net sales and revenues – unaffiliated customers

The $40 million decrease in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales volumes decreased 26 percent and price realizations decreased 4 percent due to weaker domestic and export markets.

•

Southern log sales volumes increased 96 percent, primarily due to sales of fiber logs to International Paper locations that previously were owned by Weyerhaeuser, but are now sales to unaffiliated customers. Additionally, there was an increase in sales of grade logs to unaffiliated customers.

•	Canadian log sales volumes decreased 81 percent due to lower logging levels in all provinces as a result of fewer manufacturing operations.

•	We had fewer land exchanges and higher and better use land sales in 2009.

Intersegment sales

The $144 million decrease in intersegment sales was primarily due to the following:

•	fewer Weyerhaeuser mills in operation as a result of the recent closures and curtailments of several Wood Products operations in the United States;

•	lower U.S. mill production due to depressed housing markets; and

•	sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold that business to International Paper in August 2008.

Net contribution to earnings

The $72 million decrease in net contribution to earnings consisted of:

•	$32 million due to lower domestic and export prices in the West and a less favorable mix of log and timber sales in the South;

•	$34 million due to reduced harvest in the West of 38 percent and a reduced harvest in the South of 27 percent; and

•	$17 million in lower contributions from sales of higher and better use property.

This was partially offset by a $14 million gain on appreciated timberland property that was donated to the Weyerhaeuser Company Foundation. This gain is offset on a consolidated basis in the Corporate and Other segment.

Our Outlook

We will likely have severance charges in the second quarter as a result of curtailments primarily in our Western operations. Before the impact of any severance charges, we expect second quarter 2009 earnings from the segment to be comparable to first quarter as challenging market conditions persist.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED
VOLUMES IN THOUSANDS	MARCH 31, 2009	MARCH 30, 2008
Third party log sales – cubic meters:
West	1,090	1,477
South	769	393
Canada	64	339
International	77	85

Total	2,000	2,294

Fee depletion – cubic meters:
West	1,653	2,678
South	2,380	3,245

Total	4,033	5,923

WOOD PRODUCTS

How We Did in First Quarter 2009

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2009, and March 30, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008	2009 VS. 2008
Net sales and revenues:
Softwood lumber	$222	$361	$(139)
Engineered solid section	55	105	(50)
Engineered I-Joists	33	73	(40)
Oriented strand board	55	105	(50)
Plywood	24	57	(33)
Hardwood lumber	51	80	(29)
Other products produced	43	49	(6)
Other products purchased for resale	59	136	(77)

Total	$542	$966	(424)

Net contribution to earnings	$(266)	$(277)	11

Comparing 2009 with 2008

Net sales and revenues and net contribution to earnings were both negatively affected by the market challenges for the U.S. homebuilding industry. Our primary market is residential homebuilding, which continues to experience a decline in total housing starts and currently has a 12-month supply of existing homes for sale. Single family housing starts ran at a seasonally adjust annual rate of 360,000 units in first quarter 2009, compared to 730,000 units in first quarter 2008. Existing home sales ran at a seasonally adjusted annual rate of 4.12 million units in first quarter 2009, compared to 4.37 million units in first quarter 2008.

In 2009:

•	Net sales and revenues decreased $424 million – 44 percent.

•	Net contribution to earnings improved $11 million – 4 percent.

Net sales and revenues

The $424 million decrease in net sales and revenues was primarily due to the following:

•

Demand for wood products was significantly weaker in 2009 with U.S. single family housing starts 51 percent below the 2008 level using a seasonally adjusted annual rate for comparison. This lower demand resulted in significant decreases in shipment volumes for all product lines. It also put downward pressure on prices for all of our product lines.

•	Average price realizations for lumber decreased 13 percent and shipment volumes decreased 29 percent.

•	Average price realizations for oriented strand board (OSB) remained flat. Shipment volumes decreased 48 percent.

•

Average price realizations for engineered I-joists decreased 2 percent and engineered solid section decreased 3 percent. Shipment volumes decreased 54 percent and 46 percent for engineered I-joists and engineered solid section, respectively.

•	Plywood sales volumes decreased 56 percent.

•

Sales of other products purchased for resale decreased 57 percent due to a combination of the sale or closure of several distribution centers in the United States and lower market demand for building products.

Net contribution to earnings

The $11 million increase in net contribution to earnings was primarily due to the net effect of the following:

•	$22 million decrease in selling and administrative costs due to staff reductions, facility closures and cost control measures; and

•

$15 million increase in restructuring, closure and asset impairment charges including $31 million increase in severance, pension charges and other closure costs, offset by $16 million reduction in asset impairments.

In addition, the following items were included in results:

•

$101 million unfavorable change in contribution due to price and sales volume was more than offset by a $105 million favorable change due to decreases in raw material price, and manufacturing, distribution and other costs; and

•	$20 million to establish a reserve in first quarter 2009 for an agreement in principle to settle alder litigation and $18 million in settlement costs related to OSB litigation in first quarter 2008.

Our Outlook

We expect a smaller operating loss for the segment in second quarter due to cost reductions resulting from first quarter facility closures and other cost control measures. The company anticipates lower raw material costs and slightly higher sales volumes.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED
VOLUMES IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Softwood lumber – board feet	890	1,257
Engineered solid section – cubic feet	3	6
Engineered I-Joists – lineal feet	26	56
Oriented strand board – square feet (3/8”)	347	671
Plywood – square feet (3/8”)	67	154
Hardwood lumber – board feet	58	87

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED
VOLUMES IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Softwood lumber – board feet	861	1,187
Engineered solid section – cubic feet	2	6
Engineered I-Joists – lineal feet	20	58
Oriented strand board – square feet (3/8”)	335	697
Plywood – square feet (3/8”)	28	74
Hardwood lumber – board feet	55	71

CELLULOSE FIBERS

How We Did in First Quarter 2009

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2009, and March 30, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008	2009 VS. 2008
Net sales and revenues:
Pulp	$281	$345	$(64)
Liquid packaging board	66	67	(1)
Other products	17	33	(16)

Total	$364	$445	$(81)

Net contribution to earnings	$31	$56	$(25)

Comparing 2009 with 2008

In 2009:

•	Net sales and revenues decreased $81 million – 18 percent.

•	Net contribution to earnings decreased $25 million – 45 percent.

Net sales and revenues

Net sales and revenues decreased $81 million primarily due to the following:

•	Pulp price realizations decreased by $93 per ton – 12 percent – due to weaker market demand and a stronger U.S. dollar.

•	Sales volumes for pulp decreased 33,000 tons – 7 percent.

•	Sales volumes for liquid packaging board decreased approximately 7,000 tons – 10 percent.

•	Liquid packaging price realizations increased by $91 per ton – 10 percent.

Net contribution to earnings

Net contribution to earnings decreased $25 million primarily due to the following:

•	$38 million decrease due to lower pulp price realizations and $6 million due to lower pulp sales volumes as global pulp market demand weakened;

•	$15 million decrease due to higher chemical, freight and restructuring costs; and

•	$10 million decrease in production to match lower demand.

Partially offsetting these decreases in earnings were the following:

•	$11 million decrease in other operating costs primarily driven by cost reduction initiatives,

•	$11 million decrease in fiber and energy costs primarily related to lower prices for chips and fuel,

•	$8 million decrease in costs for Canadian manufacturing operations due to the strengthening of the U.S. dollar,

•	$7 million increase in earnings from our interest in our newsprint joint venture and

•	$6 million improvement in liquid packaging board price realizations.

Our Outlook

Expenses associated with annual maintenance outages, including a major maintenance boiler project, and lower pulp prices are expected to result in a second quarter loss for the segment. This does not include any benefit from the potential for alternative fuel mixture tax credits. See “Liquidity and Capital Resources – Other Liquidity Related Disclosures” for more information.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED
VOLUMES IN THOUSANDS	MARCH 31, 2009	MARCH 30, 2008
Pulp – air-dry metric tons	409	442
Liquid packaging board – tons	64	71

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED
VOLUMES IN THOUSANDS	MARCH 31, 2009	MARCH 30, 2008
Pulp – air-dry metric tons	415	455
Liquid packaging board – tons	65	64

REAL ESTATE

How We Did in First Quarter 2009

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters ended March 31, 2009, and March 30, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008	2009 VS. 2008
Net sales and revenues:
Single-family housing	$162	$337	$(175)
Land development	9	24	(15)
Other	1	10	(9)

Total	$172	$371	$(199)

Net contribution to earnings	$(96)	$(74)	$(22)

Here is a comparison of key statistics related to our single-family operations for the quarters ended March 31, 2009, and March 30, 2008:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED
VOLUMES IN THOUSANDS	MARCH 31, 2009	MARCH 30, 2008
Homes sold	455	926
Homes closed	429	844
Homes sold but not closed (backlog)	607	1,306
Single-family gross margin - excluding impairments (%)(1)	9.8%	14.6%

(1)	Single-family gross margin equals revenue less cost of sales and period costs other than impairments.

Comparing 2009 with 2008

In 2009:

•	Net sales and revenues decreased $199 million – 54 percent.

•	Net contribution to earnings decreased $22 million – 30 percent.

Results reflect continued market challenges for the U.S. homebuilding industry and our business. The imbalance in housing supply and demand continues to be reflected in an excess supply of unsold homes and prevalent buyer incentives. Buyer confidence in our markets has not improved as reflected in the following statistics:

•

Buyer traffic in first quarter 2009 decreased 43 percent compared to first quarter 2008 and single family homes sold decreased 51 percent across these same periods. Buyer traffic decreased 5 percent in first quarter 2009 compared to fourth quarter 2008 however single family homes sold increased 36 percent across these periods, demonstrating an improvement in the quality of buyer traffic.

•	Cancellation rates in first quarter 2009 were 28 percent compared to 26 percent in first quarter 2008.

Net sales and revenues

The $199 million decrease in net sales and revenues resulted primarily from:

•	Home closings decreased 49 percent to 429 in first quarter 2009 from 844 in first quarter 2008.

•

Average selling prices of single-family homes decreased 6 percent to $377,000 in first quarter 2009 from $399,000 in first quarter 2008, reflecting pricing pressure due to competitor incentives and discounts.

•	Revenues from land and lots sales decreased $15 million. Land and lots sales are a routine part of our home building and land development business, but they do not occur evenly throughout the year.

Net contribution to earnings

The $22 million decrease in net contribution to earnings resulted primarily from:

•	$33 million decrease – 62 percent – from single-family home closings as a result of lower closings and lower average sales prices; and

•	$8 million increase in impairments and other related charges.

These decreases to net contribution to earnings were partially offset by:

•	$14 million decrease in selling expenses due to cost cutting measures, including reductions in headcount; and

•	$6 million increase from a gain on a land condemnation.

Our Outlook

Despite extremely difficult housing market conditions, we expect second quarter home sale closings to increase slightly from first quarter levels, but at lower average sales prices. Excluding impairments and restructuring charges, the segment’s loss from homebuilding operations is expected to approximate the first quarter.

CONTAINERBOARD, PACKAGING AND RECYCLING

On August 4, 2008 we sold our Containerboard, Recycling and Packaging operations to International Paper. Subsequent to third quarter 2008, we no longer have results of operations for the segment.

Here are net sales and revenues to unaffiliated customers and net contribution to earnings for the quarter ended March 30, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 30, 2008
Net sales and revenues:
Containerboard	$141
Packaging	987
Recycling	113
Kraft bags and sacks	23
Other products	33

Total	$1,297

Net contribution to earnings	$89

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	governance related corporate support activities and company wide initiatives, such as major information technology developments;

•	transportation operations, including Westwood Shipping Lines and five short line railroads;

•	results of international operations that have been disposed of and results of our investment in Uruguay prior to its restructuring in second quarter 2008; and

•	pension and postretirement credits (charges) for our forest products businesses.

We also may record one-time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

How We Did in First Quarter 2009

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters ended March 31, 2009, and March 30, 2008:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008	2009 VS. 2008
Net sales and revenues	$40	$117	$(77)

Net contribution to earnings	$(43)	$(41)	$(2)

Comparing 2009 with 2008

In 2009:

•	Net sales and revenues decreased $77 million – 66 percent.

•	Net contributions to earnings decreased $2 million – 5 percent.

Net sales and revenues

The $77 million decrease in net sales and revenues consisted of:

•	$54 million decrease related to Australian operations that were sold in third quarter 2008 and

•	$23 million decrease in revenues from our Westwood shipping operations mainly due to a reduction in fuel surcharge income.

Net contribution to earnings

Net contribution to earnings decreased $2 million, resulting from the following:

•	$18 million increase in charges for corporate restructuring activities, primarily related to termination benefits;

•	$16 million charge in first quarter 2009 for the market value of timberland property donated to the Weyerhaeuser Company Foundation;

•	$14 million decrease in net pension and postretirement credits; and

•	$5 million increase in charges for asset impairments including:

•	2009 includes $10 million for impairments resulting from restructuring activities and impairment of capitalized interest related to Real Estate assets.

•	2008 includes $5 million for the impairment of capitalized interest related to Real Estate assets.

These decreases were mostly offset by the following:

•

$20 million decrease in environmental remediation charges – 2008 included a $17 million charge to adjust the environmental remediation reserve to include additional years during which we are required to perform ongoing monitoring activities at certain sites;

•	$15 million decrease in administrative expenses as a result of implementing company cost saving initiatives;

•	$7 million decrease in variable compensation expense, reflecting both the lower price of our common stock in first quarter 2009 and a decrease in the number of share-based awards granted in 2009; and

•	$6 million decrease in foreign exchange losses, primarily resulting from changes in exchange rates between the U.S. dollar and the Canadian dollar.

INTEREST EXPENSE

Including Real Estate and discontinued operations, our interest expense incurred was:

•	$115 million in 2009 and

•	$144 million in 2008.

Interest expense incurred decreased $29 million, primarily due to reductions in our debt during 2008.

INCOME TAXES

Our effective income tax rates for continuing operations were:

•	38.0 percent for 2009 and

•	37.3 percent for 2008.

The income tax rate for continuing operations is higher than the statutory rate because we are in a pretax loss situation receiving a tax benefit. Our income tax credits and other permanent tax deductions are increasing our 2008 and 2009 tax benefits. In addition, we recognized approximately $11 million of income tax benefits in 2009 due to state law and rate changes.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid for taxes.

Consolidated net cash used by our operations in first quarter was:

•	$436 million in 2009 and

•	$282 million in 2008.

Comparing 2009 with 2008

Consolidated net cash used by our operations in first quarter 2009 increased $154 million as compared to first quarter 2008.

•	Cash we received from customers decreased approximately $2.2 billion primarily due to the following:

•	We sold our Containerboard, Packaging and Recycling business in August of 2008.

•	Sales of Wood Products and Real Estate decreased significantly in 2009 due to the continued deterioration of the U.S. housing market.

•	Sales of Cellulose Fiber and Timberlands decreased in 2009 due to poor market conditions.

•	Cash paid to employees, suppliers and others declined approximately $2.0 billion, primarily due to the sale of operations and the closure of facilities since first quarter 2008.

•	Consolidated cash paid for income taxes in 2009 increased by $27 million as compared to 2008.

CASH FROM INVESTING ACTIVITIES

Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.

Summary of Capital Spending by Business Segment – Excluding Real Estate

We anticipate that our capital expenditures for 2009 – excluding acquisitions and our Real Estate business segment – will range from $200 million to $250 million. However, that range could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2009	MARCH 30, 2008
Timberlands	$28	$19
Wood Products	25	29
Cellulose Fibers	8	12
Containerboard, Packaging and Recycling	—	34
Corporate and Other	7	20

	$68	$114

Proceeds from the Sale of Nonstrategic Assets

Proceeds received from the sale of nonstrategic assets were $21 million in 2008 from the sale of certain wood products distribution facilities in the United States.

CASH FROM FINANCING ACTIVITIES

Cash from financing activities includes:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends.

This section also includes information about our debt covenants.

Long-term debt and revolving credit facilities

There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facilities in first quarter 2009 and $573 million in first quarter 2008.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have two multi-year revolving credit facility agreements: a $1.2 billion revolving credit facility that expires in March 2010 and a $1.0 billion 5-year revolving credit facility that expires in December 2011 (Credit Facilities). WRECO can borrow up to $400 million under each of these facilities. Neither of the entities is a guarantor of the borrowing of the other under either of these credit facilities.

On May 6, 2009, Moody’s Investors Service changed its rating of Weyerhaeuser Company’s debt to Ba1 (stable) from Baa2. We do not expect this to have a material effect on our near-term results.

Debt covenants

As of March 31, 2009 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facilities and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.75 billion and

•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	plus or minus accumulated comprehensive loss balance related to deferred pension and postretirement income or expense,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.

As of March 31, 2009, Weyerhaeuser Company had:

•	a defined net worth of $4.09 billion and

•	a defined debt-to-total-capital ratio of 57.7 percent.

Subsequent to March 31, 2009, WRECO declared a $150 million dividend to Weyerhaeuser Company reducing Weyerhaeuser Company’s investment in WRECO; thereby increasing Weyerhaeuser Company’s defined net worth.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facilities and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.

As of March 31, 2009, WRECO had:

•	a defined net worth of $1.1 billion and

•	a defined debt-to-total-capital ratio of 49.3 percent.

Subsequent to March 31, 2009, WRECO declared a $150 million dividend to Weyerhaeuser Company reducing WRECO’s defined net worth.

There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO.

Paying dividends and repurchasing stock

We paid dividends of:

•	$53 million in 2009 and

•	$127 million in 2008.

The decrease in dividends paid is primarily due to the reduction in our quarterly dividend from 60 cents to 25 cents that was announced in December 2008.

During 2009, we repurchased 66,691 shares of common stock at a cost of $2 million under the stock-repurchase program authorized by the board of directors in December 2008.

OTHER LIQUIDITY RELATED DISCLOSURES

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code allows a $0.50 per gallon tax credit for alternative fuel mixtures produced by a taxpayer for sale or for use as a fuel in a taxpayer’s trade or business. We have applied for registration as a blender with the IRS based on our use of black liquor as an alternative fuel, which is a byproduct of our wood pulping process. We began blending black liquor and diesel fuel during the first week of April 2009 and had blended approximately 77 million gallons of the alternative fuel mixture through May 2nd, 2009. As of the date of this filing, we have not yet received our registration from the IRS, and have not recorded any potential credits in our consolidated financial statements.

Pension Plans

Fair Value of Pension Plan Assets

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, the value reported for our pension plan assets at the end of 2008 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. The information we have received through the date of this filing indicates that the year-end value of the pension plan assets is less than the estimated values reported as of December 31, 2008.

Our consolidated balance sheet as of March 31, 2009, has been adjusted to reflect our best estimate of the net funded status of our pension plans that would have been recorded as of December 31, 2008, if the additional valuations we have received through the date of this filing had been available to us as of the end of 2008. Based on the information currently available to us, we recorded the following adjustment in the first quarter of 2009:

•	$100 million decrease in deferred pension and other assets;

•	$130 million increase in deferred pension, other postretirement benefits and other liabilities;

•	$80 million decrease in the liability for deferred income taxes; and

•	$150 million net increase in cumulative other comprehensive loss, which resulted in a reduction in total Weyerhaeuser shareholders’ interest.

We expect to complete the valuation of our pension plan assets during second or third quarter 2009, depending on the timing of the receipt of final asset information. The final adjustments could be higher or lower than the amounts disclosed above and could affect net pension benefit (expense) depending on the magnitude of the adjustment. The first quarter adjustments discussed above do not affect our debt covenant calculations.

Receivable from Pension Trust

In first quarter 2009, we provided an additional $85 million of short-term liquidity to the U.S. pension trust through short-term loans, bringing the total receivable from the pension trust to $285 million. These loans have a six-month term and may be renewed by the company. The loans do not affect the net funded status of the plans and therefore do not change any of the estimated balance sheet effects discussed above.

Expected Pension Funding

At the end of 2008, based on proposed regulations and Internal Revenue Service guidance at that time, we reported that we expected to be required to contribute to at least one of our U.S. qualified pension plans for the 2009 plan year. The required contribution was estimated to be between $50 million and $100 million and would be required to be funded by September 15, 2010. Due to guidance from the Internal Revenue Service released on March 31, 2009, with respect to reasonable interpretation of the selection of interest rates used to determine the plans’ liabilities, we currently anticipate that our funding requirement will be reduced significantly and it is possible we will not have to make any contributions to our U.S. qualified pension plans for 2009.

Variable Interest Entities

At the end of 2008, we reported that two special purpose entities (SPEs): Jasmine Forest LLC and Jewell Forest LLC, held letters of credit provided by Dexia Bank Belgium S.A. (Dexia) that are secured by cash deposits in connection with two sales of timberlands by us. On January 19, 2009, Moody’s downgraded Dexia from Aa3 to A1. As a result, the SPEs were required to replace the Dexia letters of credit with letters of credit issued by another bank within 60 days. In first quarter 2009, the Dexia letters of credit supporting Jasmine Forest LLC and Jewell Forest LLC installment notes were replaced with letters of credit from Australia-New Zealand (ANZ) Bank and the deposits supporting the letters of credit were transferred from Dexia to ANZ Bank. The transfer occurred on March 12, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make judgments and estimates that affect our assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.

In accounting, we base our judgments and estimates on:

•	historical experience and

•	assumptions we believe are appropriate and reasonable under current circumstances.

Actual results, however, may differ from the estimated amounts we have recorded. For a full description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. In addition to our critical accounting policies disclosed in our 2008 Annual Report, we have added the following accounting policy.

IMPAIRMENT OF LONG-LIVED ASSETS: REAL ESTATE

Ordinarily, we review homebuilding long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recorded long-lived homebuilding asset impairments and related charges of $948 million in 2008 and $42 million in first quarter 2009.

Real Estate Held for Development

Real estate held for development includes subdivisions and master planned communities (MPCs). MPCs typically include several product segments such as residential, active adult, retail and commercial. We evaluate impairment at the subdivision or MPC product segment level. Factors that are considered when evaluating a subdivision or MPC product segment for impairment include:

•	gross margins and selling costs on homes closed in recent months;

•	projected gross margins and selling costs based on our operating budgets;

•	competitor pricing and incentives in the same or nearby communities; and

•	trends in average selling prices, discounts, incentives, sales velocity and cancellations.

We update the undiscounted cash flow forecast for each subdivision and MPC product segment that may be impaired. The undiscounted cash flow forecasts are affected by community-specific factors that include:

•	estimates and timing of future revenues;

•	estimates and timing of future land development, materials, labor and contractor costs;

•	community location and desirability, including availability of schools, retail, mass transit and other services;

•	local economic and demographic trends regarding employment, new jobs and taxes;

•	competitor presence, product types, future competition, pricing, incentives and discounts; and

•	land availability, number of lots we own or control, entitlement restrictions and alternative uses.

The carrying amount of each subdivision and MPC product segment is written down to fair value when the forecasted cash flows are less than the carrying amount of a subdivision or MPC product segment. An impairment charge for a subdivision or MPC product segment is allocated to each lot in the community in the same manner as land and development costs are allocated to each lot.

Real Estate Held for Sale

Real estate held for sale includes homes that have been completed and land that we intend to sell. We regularly sell land or lots that do not fit our value proposition or development plans.

The carrying amount of real estate held for sale is reduced to fair value less estimated costs to sell if the forecasted net proceeds are less than the carrying amount. The fair value analysis is affected by local market economic conditions, demographic factors and competitor actions, and is inherently uncertain. Actual net proceeds can differ from the estimates. The carrying amount of real estate held for sale is evaluated quarterly.

Market Approach

We use the market approach to determine fair value of real estate held for development and held for sale when information for comparable assets is available. This approach is commonly used for our active projects where we are selling product. We typically use:

•	sales prices for comparable assets,

•	market studies,

•	appraisals or

•	legitimate offers.

Income Approach

We generally use the income approach to determine fair value of real estate for our inactive projects. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The fair value measurement is based on the value indicated by current market expectations regarding those future estimated cash inflows and outflows. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in first quarter 2009 were generally 18 percent. The income approach relies on management judgment regarding the various inputs to the undiscounted cash flow forecasts.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during first quarter 2009 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 13: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no significant changes during first quarter 2009 to risk factors presented in the company’s 2008 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

INFORMATION ABOUT COMMON SHARE REPURCHASES DURING FIRST QUARTER 2009

COMMON SHARE REPURCHASES DURING FIRST QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED (A)	AVERAGE PRICE PAID PER SHARE (OR UNIT) (B)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (C)	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (D)
January 1 – January 31	61,691	$27.76	61,691	$248,287,704
February 1 – February 28	5,000	29.00	66,691	248,142,704
March 1 – March 31	—	N/A	66,691	248,142,704

Total repurchases during first quarter	66,691	$27.85	66,691	$248,142,704

In December 2008, we announced a stock-repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. As of March 31, 2009, we had repurchased a total of 66,691 shares of common stock for approximately $2 million under the program. These repurchases took place during first quarter 2009 and all common stock purchases under the program were made in open-market transactions.

EXHIBITS

10.1	Amended and Restated Weyerhaeuser Real Estate Company Management Short-Term Incentive Plan

10.2	Amended and Restated Weyerhaeuser Real Estate Company Management Long-Term Incentive Plan

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)