Form 10-Q
period 2009-06-30
WEYERHAEUSER CO
filed 2009-08-10
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 31, 2009, 211,356,803 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2008. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter and year-to-date periods ended June 30, 2009, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: August 7, 2009

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2009 AND JUNE 29, 2008

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Net sales and revenues:
Forest Products	$1,192	$1,820	$2,295	$3,491
Real Estate	199	354	371	725

Total net sales and revenues	1,391	2,174	2,666	4,216

Costs and expenses:
Forest Products:
Costs of products sold	1,050	1,518	2,028	2,917
Alternative fuel mixture credits	(107)	—	(107)	—
Depreciation, depletion and amortization	125	146	247	291
Selling expenses	33	57	76	116
General and administrative expenses	83	125	179	273
Research and development expenses	15	18	28	35
Charges for restructuring and closures (Note 6)	46	44	128	77
Impairment of goodwill and other assets (Note 6)	20	51	38	82
Other operating income, net (Note 7)	(77)	(40)	(71)	(1)

	1,188	1,919	2,546	3,790

Real Estate:
Costs and operating expenses	164	313	315	636
Depreciation and amortization	4	5	8	9
Selling expenses	20	37	42	73
General and administrative expenses	17	27	45	56
Other operating costs (income), net	7	(1)	7	(1)
Impairment of long-lived assets and other related charges (Note 8)	53	280	95	317

	265	661	512	1,090

Total costs and expenses	1,453	2,580	3,058	4,880

Operating loss	(62)	(406)	(392)	(664)
Forest Products:
Interest expense incurred	(107)	(126)	(215)	(258)
Less: interest capitalized	2	21	4	45
Interest income and other	13	16	27	29
Gain on Uruguay restructuring (Note 9)	—	101	—	101
Equity in income (loss) of affiliates	—	3	3	(2)
Real Estate:
Interest expense incurred	(7)	(14)	(14)	(26)
Less: interest capitalized	7	14	14	26
Interest income and other	1	—	2	1
Equity in income of unconsolidated entities	11	1	13	1
Impairment of investments and other related charges (Note 8)	(6)	(84)	(32)	(107)

Loss from continuing operations before income taxes	(148)	(474)	(590)	(854)
Income taxes	32	214	208	353

Loss from continuing operations	(116)	(260)	(382)	(501)
Discontinued operations, net of income taxes (Note 3)	—	111	—	198

Net loss	(116)	(149)	(382)	(303)
Less: Net loss attributable to noncontrolling interests	10	53	12	59

Net loss attributable to Weyerhaeuser common shareholders	$(106)	$(96)	$(370)	$(244)

Basic and diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 4):
Continuing operations	$(0.50)	$(0.98)	$(1.75)	$(2.10)
Discontinued operations	—	0.53	—	0.94

Net loss per share	$(0.50)	$(0.45)	$(1.75)	$(1.16)

Dividends paid per share	$0.25	$0.60	$0.50	$1.20

Weighted average shares outstanding (in thousands) (Note 4)
Basic	211,356	211,262	211,328	211,228
Diluted	211,356	211,262	211,328	211,228

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	JUNE 30, 2009	DECEMBER 31, 2008
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$1,745	$2,288
Short-term investments	60	138
Receivables, less allowances of $8 and $7	402	429
Receivables for taxes	336	73
Receivable from pension trust (Note 13)	285	200
Inventories (Note 10)	530	702
Prepaid expenses	92	101
Deferred tax assets	151	159

Total current assets	3,601	4,090
Property and equipment, less accumulated depreciation of $6,460 and $6,252	3,747	3,869
Construction in progress	108	104
Timber and timberlands at cost, less depletion charged to disposals	4,173	4,205
Investments in and advances to equity affiliates	200	202
Goodwill	40	43
Deferred pension and other assets	600	651
Restricted assets held by special purpose entities	916	916

	13,385	14,080

Real Estate:
Cash and cash equivalents	1	6
Receivables, less discounts and allowances of $2 and $4	46	74
Real estate in process of development and for sale	631	751
Land being processed for development	1,146	1,121
Investments in unconsolidated entities	16	30
Deferred tax assets	419	438
Other assets	180	195
Consolidated assets not owned	18	40

	2,457	2,655

Total assets	$15,842	$16,735

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	JUNE 30, 2009	DECEMBER 31, 2008
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Notes payable and commercial paper	$1	$1
Current maturities of long-term debt (Note 12)	388	407
Accounts payable	314	381
Accrued liabilities (Note 11)	816	985

Total current liabilities	1,519	1,774
Long-term debt (Note 12)	5,153	5,153
Deferred income taxes	1,677	1,805
Deferred pension, other postretirement benefits and other liabilities	1,699	1,566
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	766	764
Commitments and contingencies (Note 15)

	10,814	11,062

Real Estate:
Long-term debt (Note 12)	456	456
Other liabilities	294	353
Consolidated liabilities not owned	1	17
Commitments and contingencies (Note 15)

	751	826

Total liabilities	11,565	11,888

Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,356,803 and 211,289,320 shares	264	264
Other capital	1,776	1,767
Retained earnings	2,855	3,278
Cumulative other comprehensive loss (Note 14)	(646)	(495)

Total Weyerhaeuser shareholders’ interest	4,249	4,814
Noncontrolling interest	28	33

Total equity	4,277	4,847

Total liabilities and equity	$15,842	$16,735

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	FOR THE YEAR-TO-DATE PERIODS ENDED JUNE 30, 2009 AND JUNE 29, 2008
	CONSOLIDATED		FOREST PRODUCTS		REAL ESTATE
	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008

Cash flows from operations:
Net loss	$(382)	$(303)	$(281)	$17	$(101)	$(320)
Noncash charges (credits) to income:
Depreciation, depletion and amortization	255	364	247	355	8	9
Deferred income taxes, net	2	(135)	(17)	(23)	19	(112)
Pension and other postretirement benefits (Note 13)	(22)	(74)	(20)	(75)	(2)	1
Share-based compensation expense	11	33	9	31	2	2
Equity in (income) loss of affiliates and unconsolidated entities	(16)	1	(3)	2	(13)	(1)
Litigation charges	20	—	20	—	—	—
Charges for impairment of assets (Notes 6 and 8)	165	511	38	87	127	424
Net gains on dispositions of assets and operations (Note 7)	(23)	(20)	(23)	(20)	—	—
Increase to environmental liability reserve (Note 7)	—	17	—	17	—	—
Gain on Uruguay restructuring (Note 9)	—	(101)	—	(101)	—	—
Foreign exchange transaction (gains) losses (Note 7)	(17)	8	(17)	8	—	—
Decrease (increase) in working capital:
Receivables	(218)	(240)	(236)	(192)	18	(48)
Inventories, real estate and land	211	84	165	38	46	46
Prepaid expenses	11	39	10	43	1	(4)
Accounts payable and accrued liabilities	(254)	(110)	(173)	(68)	(81)	(42)
Deposits on land positions	3	(42)	—	—	3	(42)
Intercompany advances(1)(3)	—	—	—	—	150	(181)
Other	(56)	(124)	(65)	(122)	9	(2)

Cash from operations	(310)	(92)	(346)	(3)	186	(270)

Cash flows from investing activities:
Property and equipment	(89)	(215)	(85)	(205)	(4)	(10)
Timberlands reforestation	(22)	(27)	(22)	(27)	—	—
Acquisition of timberlands	(7)	(107)	(7)	(107)	—	—
Redemption of short-term investments	78	—	78	—	—	—
Investments in and advances to equity affiliates	1	(67)	4	(16)	(3)	(51)
Proceeds from sale of assets and operations	37	99	37	99	—	—
Uruguay restructuring (Note 9)	—	(23)	—	(23)	—	—
Loan to pension trust (Note 13)	(85)	—	(85)	—	—	—
Intercompany dividends(1)	—	—	250	—	—	—
Intercompany advances(1)	—	—	(221)	133	—	—
Other	13	4	13	4	—	—

Cash from investing activities	(74)	(336)	(38)	(142)	(7)	(61)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	—	830	—	410	—	420
Cash dividends	(106)	(253)	(106)	(253)	—	—
Change in book overdrafts	(34)	(39)	(30)	(23)	(4)	(16)
Payments on debt	(19)	(107)	(19)	(1)	—	(106)
Exercises of stock options	—	3	—	3	—	—
Repurchase of common stock	(2)	—	(2)	—	—	—
Intercompany dividends(1)	—	—	—	—	(250)	—
Intercompany advances(1)	—	—	—	—	71	48
Other	(3)	(31)	(2)	(3)	(1)	(28)

Cash from financing activities	(164)	403	(159)	133	(184)	318

Net change in cash and cash equivalents	(548)	(25)	(543)	(12)	(5)	(13)
Cash and cash equivalents at beginning of period(2)	2,294	114	2,288	93	6	21

Cash and cash equivalents at end of period(2)	$1,746	$89	$1,745	$81	$1	$8

Cash paid (received) during the year for:
Interest, net of amount capitalized	$213	$216	$213	$216	$—	$—

Income taxes(3)	$63	$28	$300	$6	$(237)	$22

(1) Intercompany dividends, loans and advances represent payments and receipts between Forest Products and Real Estate and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. These amounts are eliminated and do not appear in the consolidated cash flows above.

(2) Includes cash and cash equivalents of discontinued operations.

(3) Income taxes paid or received by Forest Products and Real Estate include intercompany payments related to income taxes. These intercompany transactions flow through the intercompany advances lines in the statement of cash flows in either operating or investing as discussed in footnote (1) above, and may differ in timing from income tax payments to or receipts from the taxing authorities. Actual income taxes paid to (received from) the taxing authorities are reflected by consolidated cash paid (received) for taxes.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2009 AND JUNE 29, 2008

NOTE 1: BASIS OF PRESENTATION

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities we control, including:

•	majority-owned domestic and foreign subsidiaries and

•	variable interest entities in which we are the primary beneficiary.

They do not include our intercompany transactions and accounts, which are eliminated.

We account for investments in and advances to unconsolidated equity affiliates using the equity method, with taxes provided on undistributed earnings. This means that we record earnings and accrue taxes in the period earnings are recognized by our unconsolidated equity affiliates.

We report our financial results and condition in two groups:

•

Forest Products – our forest products-based operations, principally the growing and harvesting of timber, the manufacture, distribution and sale of forest products and corporate governance activities; and

•	Real Estate – our real estate development and construction operations.

Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “we” and “our” refer to the consolidated company, including both Forest Products and Real Estate.

In December 2008, our board of directors amended our bylaws to adopt a December 31 fiscal year-end. Previously we reported results on a fiscal calendar ending the last Sunday of the calendar year. Second quarter 2008 ended June 29, 2008, and included 91 days. Year-to-date 2008 included 182 days. Beginning in 2009, we report our results on a calendar quarter. Second quarter 2009 ended June 30, 2009, and included 91 days. Year-to-date 2009 includes 181 days.

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

The company has evaluated events and transactions through August 7, 2009, the date these financial statements were issued, for items that should potentially be recognized or disclosed.

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year for consistency with our 2009 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest. “Note 2: Accounting Pronouncements” discusses the noncontrolling interest presentation changes.

NOTE 2: ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES WE IMPLEMENTED IN 2009

We changed our accounting or disclosures for the following in first half 2009:

•	fair value measurements for nonfinancial assets and nonfinancial liabilities,

•	noncontrolling interests,

•	disclosures about the fair value of financial instruments and

•	subsequent events.

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

FSP FAS 157-2 – FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 – was adopted for nonfinancial assets and nonfinancial liabilities in first quarter 2009. Issued in February 2008 by the FASB, FSP FAS 157-2 delayed the effective date of Statement 157 for certain nonfinancial assets and nonfinancial liabilities. As a result of adopting FSP FAS 157-2, Statement 157 was applicable for the following nonfinancial assets and nonfinancial liabilities beginning in first quarter 2009:

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

The adoption of FSP FAS 157-2 resulted in additional disclosure in “Note 8 – Real Estate Impairments and Other Related Charges.” It did not have a material effect on our financial position, results of operations or cash flows.

Noncontrolling Interests

Statement 160 – Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 – was adopted in first quarter 2009. Issued in December 2007, Statement 160:

•	changes the accounting for noncontrolling (minority) interests in consolidated financial statements,

•	requires noncontrolling interests to be presented as a separate component of equity,

•	changes the income statement presentation of net income or losses to include results attributable to noncontrolling interests and

•	revises the accounting for both increases and decreases in a parent’s controlling ownership interest.

The adoption of Statement 160 did not have a material effect on our financial position, results of operations or cash flows, but resulted in presentation changes to our consolidated financial statements. It requires consolidated net income (loss) to include the amounts attributable to both the parent and noncontrolling interests, with disclosure on the face of the consolidated statement of earnings of the amount attributable to both the parent and to the noncontrolling interests.

Disclosures about Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1 – Financial Accounting Standards Board (FASB) Staff Position FAS 107 -1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments – was adopted in second quarter 2009. Issued by the FASB in April 2009, FSP FAS 107-1 and APB 28-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The adoption of FSP FAS 107-1 and APB 28-1 resulted in additional disclosure in “Note 12 – Fair Value of Financial Instruments.” It did not have a material effect on our financial position, results of operations or cash flows.

Subsequent Events

Statement 165 – Statement of Financial Accounting Standard No. 165, Subsequent Events – was adopted in second quarter 2009. Issued by the FASB in May 2009, Statement 165:

•	incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP,

•	requires evaluation of subsequent events through the date financial statements are “issued” or “available to be issued,”

•	refers to the types of subsequent events as either “recognized subsequent events” or “nonrecognized subsequent events,” and

•	requires disclosure of the date subsequent events are evaluated through.

The adoption of Statement 165 resulted in additional disclosure in “Note 1 – Basis of Presentation”. It did not have a material effect on our financial position, results of operations or cash flows.

ACCOUNTING CHANGES THAT TAKE EFFECT IN THE FUTURE

Disclosures about Postretirement Benefit Plan Assets

FSP FAS 132(R)-1 – FASB Staff Position FAS No. 132(R)-1 – Employers’ Disclosures about Postretirement Benefit Plan Assets – takes effect in fourth quarter 2009. Issued by the FASB in December 2008, FSP FAS 132(R) -1 requires:

•	qualitative disclosures about how pension investment allocation decisions are made;

•	disclosures about the major categories of plan assets and concentrations of risk; and

•	disclosures about fair value measurements, including the methods and inputs used to measure the fair value of plan assets.

We are currently evaluating the effect that the adoption of FSP FAS 132(R) -1 will have on our financial statement disclosures.

Variable Interest Entities

Statement 167 – Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) – takes effect in first quarter 2010. Issued by the FASB in June 2009, Statement 167 amends existing consolidation guidance over variable interest entities (VIE) contained in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (FIN 46R). Statement 167:

•

changes the required approach for identifying the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards calculation with a qualitative approach that focuses on identifying who has the power to direct activities that significantly affect the entity’s economic performance,

•

requires the determination of whether an entity is a VIE to be reconsidered when changes in facts and circumstances occur that effectively result in equity holders as a group losing the ability to direct the activities that significantly affect the entity’s economic performance,

•	requires ongoing assessment of whether an enterprise is the primary beneficiary of a VIE and

•	requires additional disclosures about involvement with a VIE.

We are currently evaluating the effect that the adoption of Statement 167 will have on our financial position, results of operations and cash flows.

NOTE 3: DISCONTINUED OPERATIONS

There are no operations classified as discontinued for the quarter and year-to-date periods ended June 30, 2009.

Our discontinued operations for the quarter and year-to-date periods ended June 29, 2008, include the operations of our Containerboard, Packaging and Recycling business and our Australian operations, both of which were sold in third quarter 2008.

The following table summarizes the U.S. dollar components of net sales and revenues and net earnings from discontinued operations for the quarter and year-to-date periods ended June 29, 2008:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JUNE 29, 2008
Net Sales	$1,436	$2,787

Income from operations	173	303
Interest expense	(1)	(1)
Equity in income of affiliates	3	4
Income tax expense	(64)	(108)

Net earnings from discontinued operations	$111	$198

Results of discontinued operations:

•	exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments,

•	include an allocation of net pension income and

•	include interest expense only if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction.

Discontinued operations related to our Containerboard, Packaging and Recycling business do not include any allocation of interest expense. Discontinued operations related to our Australian operations include interest expense.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

Our basic and diluted loss per share attributable to Weyerhaeuser common shareholders was:

•	$0.50 during second quarter and $1.75 during first half 2009, respectively; and

•	$0.45 during second quarter and $1.16 during first half 2008, respectively.

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share for the quarters and year-to-date periods ended June 30, 2009, and June 29, 2008, due to the company’s net loss position from continuing operations. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Stock options	11,952	10,556	11,566	10,076
Performance share units	220	522	220	534
Restricted stock units	685	811	678	729

Share Repurchase Program

In December 2008, we announced a stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding common shares. Through June 30, 2009, we had repurchased a total of 66,691 shares of common stock for approximately $2 million under the program. These repurchases took place during first half 2009 and all common stock purchases under the program were made in open-market transactions.

NOTE 5: SHARE-BASED COMPENSATION

In first half 2009, we granted 1,504,850 stock options, 94,850 stock appreciation rights and 238,344 restricted stock units. In addition, 193,582 outstanding restricted stock unit awards vested during first half 2009, resulting in the issuance of 134,174 shares of common stock.

STOCK OPTIONS

Most of the stock options were granted with the following standard vesting and post-termination vesting terms:

•	options vest ratably over 4 years;

•	options either vest or continue to vest in the event of death, disability, retirement or involuntary termination and

•	options must be exercised within 10 years of the grant date.

In addition, we granted 295,600 stock options to certain executives with the following vesting terms and post-termination provisions:

•	options vest at the end of a 4-year required service period;

•	options fully or partially vest in the event of death, disability or involuntary termination; and

•	unvested options will be forfeited in the event of retirement.

The weighted average exercise price of all of the stock options granted in first half 2009 was $25.29.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in First Half 2009

	10-YEAR STANDARD OPTIONS	10-YEAR EXECUTIVE OPTIONS
Expected volatility	36.61%	36.51%
Expected dividends	3.95%	3.95%
Expected term (in years)	6.16	7.08
Risk-free rate	2.54%	2.75%
Weighted average grant date fair value	$6.50	$6.69

STOCK APPRECIATION RIGHTS

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 30, 2009.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of June 30, 2009

June 30, 2009
Expected volatility	43.89%
Expected dividends	3.29%
Expected term (in years)	4.15
Risk-free rate	2.19%
Weighted average fair value	$3.52

RESTRICTED STOCK UNITS

The weighted average fair value of the restricted stock units granted in first half 2009 was $25.41. The post-termination vesting provisions for restricted stock units granted in 2009 were as follows:

•	restricted stock units vest ratably over 4 years; and

•	restricted stock units will be forfeited upon termination of employment for any reason, including retirement or involuntary termination.

NOTE 6: CHARGES FOR FOREST PRODUCTS RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Actions related to the following Wood Products operations, coupled with Corporate restructuring, resulted in the majority of closure and restructuring charges in 2008 and first half 2009:

TYPE OF OPERATION	LOCATION	CURRENT STATUS
Softwood lumber	Aberdeen, WA	Permanently closed
	Coburg, OR	Permanently closed
	Carrot River, SK	Permanently closed
	Dallas, OR	Permanently closed
	Green Mountain, WA	Permanently closed
	Kamloops, BC	Permanently closed
	Pine Hill, AL	Indefinitely closed
	Taylor, LA	Permanently closed
	Wright City, OK	Indefinitely closed
Veneer and plywood	Aberdeen, WA	Permanently closed
	Dodson, LA	Indefinitely closed
	Hudson Bay, SK	Permanently closed
	Pine Hill, AL	Indefinitely closed
Engineered I-joists	Evergreen, AL	Indefinitely closed
	Valdosta, GA	Indefinitely closed
Engineered wood products	Colbert, GA	Indefinitely closed
	Deerwood, MN	Indefinitely closed
	Evergreen, AL	Indefinitely closed
	Hazard, KY	Indefinitely closed
	Junction City, OR	Indefinitely closed
	Simsboro, LA	Indefinitely closed
	Vancouver, BC	Permanently closed
Strand technology	Drayton Valley, AB	Permanently closed
	Hudson Bay, SK	Indefinitely closed
	Miramichi, NB	Permanently closed
	Wawa, ON	Indefinitely closed
Hardwood lumber	Delta, BC	Permanently closed
Trus Joist® Commercial division	Various	Sale agreement signed
Trucking	Albany, OR	Permanently closed
iLevel service centers	7 U.S. distribution facilities	Sold

	9 U.S. distribution facilities	Permanently closed

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

Charges for Forest Products restructuring, closures and asset impairments for the quarters and year-to-date periods ended June 30, 2009, and June 29, 2008, include:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Restructuring and closure charges:
Termination benefits	$13	$41	$79	$75
Pension and postretirement charges	26	1	35	1
Other restructuring and closure costs	7	4	14	9

	46	46	128	85
Less: discontinued operations	—	(2)	—	(8)

Charges for restructuring and closures	$46	$44	$128	$77

Asset Impairments:
Long-lived assets	$13	$50	$24	$77
Goodwill	—	2	3	5
Other assets	7	2	11	5

	20	54	38	87
Less: discontinued operations	—	(3)	—	(5)

Impairment of goodwill and other assets	$20	$51	$38	$82

The restructuring and closure charges recognized year-to-date 2009 are primarily related to the Wood Products closures and curtailments listed in the above table. Corporate restructuring activities and additional costs were recognized in connection with previously announced facility closures. The charges recognized year-to-date 2008, primarily include charges for permanent closures and curtailments listed in the above table and other costs recognized in connection with previously announced closures.

Long-lived asset impairment charges year-to-date 2009 were $24 million, of which $13 million related to Wood Products facilities and corporate assets, including capitalized interest or impaired Real Estate projects. The fair values of the sites were determined using significant other observable inputs (Level 2) based on market quotes and significant other observable inputs (Level 3) based on discounted cash flow models. The remaining $11 million relates to software costs.

Long-lived asset impairment charges in 2008 related primarily to capitalized interest on impaired Real Estate projects, Wood Products facility closures and curtailments discussed above.

Goodwill impairment charges recognized in 2009 relate to goodwill in our hardwoods and industrial wood products reporting unit. Goodwill impairment charges recognized in 2008 relate to operations in our iLevel wood products reporting unit.

Changes in accrued termination benefits related to restructuring and facility closures during the year-to-date period ended June 30, 2009, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2008	$53
Charges	79
Payments	(76)
Other adjustments	3

Accrued severance as of June 30, 2009	$59

The majority of the accrued severance balance as of June 30, 2009, is expected to be paid within one year.

NOTE 7: OTHER OPERATING INCOME, NET

Other operating income, net:

•	exclude our Real Estate operations,

•	include both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Various Income and Expense Items Included in Forest Products Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Foreign exchange (gain) loss	$(21)	$(3)	$(17)	$8
Gain on disposal of assets	(21)	(16)	(23)	(20)
Insurance recoveries	(11)	—	(13)	(6)
Litigation (reimbursements) expense, net	(9)	16	9	36
Land management income	(5)	(4)	(9)	(9)
Environmental remediation reserve adjustment	—	—	—	17
Gain on change in post-retirement benefits	—	(52)	—	(52)
Other, net	(10)	(9)	(18)	(16)

	(77)	(68)	(71)	(42)
Less: discontinued operations	—	(28)	—	(41)

Total other operating income, net	$(77)	$(40)	$(71)	$(1)

Foreign exchange (gains) losses result from changes in exchange rates primarily related to Weyerhaeuser’s Canadian operations.

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

During 2008 and 2009, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, and increase customer incentives. The recoverability of our investments was reassessed, which triggered impairment charges. Write downs of impaired assets are recorded as adjustments to the cost basis of inventory and investments.

Total Real Estate Impairment and Other Investment-Related Charges

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Impairments of long-lived assets and other related charges:
Charges attributable to Weyerhaeuser shareholders:
Real estate impairments	$34	$246	$49	$279
Write-off of pre-acquisition costs	11	8	35	12
Other impairment related charges	—	—	3	—

	45	254	87	291
Charges attributable to noncontrolling interests	8	26	8	26

Total impairments of long-lived assets and other related charges	53	280	95	317

Impairments of investments and other related charges:
Charges attributable to Weyerhaeuser shareholders	5	57	29	75
Charges attributable to noncontrolling interests	1	27	3	32

Total impairments of investments and other related charges	6	84	32	107

Total Real Estate impairments and other related charges	$59	$364	$127	$424

The write-off of pre-acquisition costs primarily relates to forfeited deposits on options to purchase land. The charge for second quarter 2009 includes the forfeiture of deposits on four projects that were planned for development of approximately 930 residential lots. As of June 30, 2009, we control approximately 65,000 lots under option.

Impairments of investments and other related charges relate to loans and investments in unconsolidated entities.

In addition to the Real Estate charges included above, Forest Products has recorded charges for the impairment of interest that previously was capitalized on Real Estate assets of $5 million in second quarter 2008 and $1 million and $28 million during the year-to-date periods ended June 30, 2009, and June 29, 2008, respectively. These charges are classified as Forest Products charges for asset impairments in the accompanying Consolidated Statement of Earnings.

Given the current economic environment we reviewed:

•	65 out of 124 real estate projects for recoverability, of which 17 were impaired in second quarter 2009; and

•	one investment in unconsolidated entities which was impaired in second quarter 2009.

Additional fair value information related to the Real Estate assets that were impaired in second quarter 2009 is provided in the following table:

		Fair Value Measurements Using
DOLLAR AMOUNTS IN MILLIONS	Impaired Book Values at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Charges in Second Quarter 2009
Real estate held for development	$73	$—	$40	$33	$34
Investment in loans and unconsolidated entities	$1	$—	$1	$—	$5

The significant unobservable inputs (Level 3) reported above are discounted future cash flows of the projects and investments. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in second quarter 2009 ranged from 12 percent to 21 percent. See “Critical Accounting Policies” in Management’s Discussion and Analysis for additional information regarding our evaluation of real estate impairments.

NOTE 9: RESTRUCTURING OF URUGUAY JOINT VENTURES

In April 2008, we completed the process of restructuring our ownership interests in Uruguay and partitioned the timberland and other assets formerly owned through a joint venture. As part of the partitioning, we contributed $23 million, net of cash acquired, to obtain full ownership of a plywood mill formerly owned through the joint venture. These assets and the results of their operations were consolidated in the accompanying financial statements as of April 2008. An estimated noncash restructuring gain of $101 million was recorded in our Corporate and Other segment during second quarter 2008. An additional $149 million gain was recorded in the fourth quarter 2008 when the valuation of the partitioned assets was finalized. There was no tax provision on the gain primarily due to a forestry exemption from income taxes in Uruguay, and the fact that the assets are considered indefinitely invested.

NOTE 10: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	DECEMBER 31, 2008
Logs and chips	$39	$63
Lumber, plywood, panels and engineered lumber	167	260
Pulp and paperboard	108	126
Other products	74	103
Materials and supplies	142	150

Total inventories	$530	$702

NOTE 11: ACCRUED LIABILITIES

Forest Products accrued liabilities were $816 million as of June 30, 2009. They were comprised of the following: payroll, income taxes, Social Security taxes, real and personal property taxes, interest and other items.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	DECEMBER 31, 2008
Payroll – wages and salaries, retirement, severance and vacation pay	$396	$422
Income taxes	2	53
Taxes – Social Security and real and personal property	40	41
Interest	118	120
Dividends	—	53
Other	260	296

Total accrued liabilities	$816	$985

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt was $5.4 billion as of June 30, 2009.

The following table presents our liabilities that are not measured at fair value on a recurring basis. The estimated fair values and carrying values consisted of the following:

			Fair Value Measurements Using
DOLLAR AMOUNTS IN MILLIONS	Carrying Values at June 30, 2009	Fair Values at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Liabilities:
Long-term debt (including current maturities)
Forest Products	$5,541	$4,937	$—	$4,937	$—
Real Estate	$456	$428	$—	$428	$—

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

The inputs to the valuations of our long-term debt instruments are based on market data obtained from independent sources or information derived principally from observable market data.

The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

We believe that our other financial instruments, including cash, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value and

•	the allowance for doubtful accounts.

We also have long-term investments that are classified as available-for-sale securities. These securities’ carrying values equal their fair values according to Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We recognized net pension and other postretirement benefit credits of $22 million during first half 2009 and $74 million during first half 2008. The components of net periodic benefit credits (costs) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Service cost	$—	$(27)	$(29)	$(60)
Interest cost	(70)	(79)	(139)	(151)
Expected return on plan assets	115	142	240	287
Amortization of gain (loss)	(10)	3	(14)	10
Amortization of prior service costs	(4)	(9)	(10)	(17)
Loss due to curtailment and special termination benefits	(24)	(1)	(31)	(1)

Total net periodic benefit credits	$7	$29	$17	$68

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Service cost	$(1)	$(5)	$(2)	$(10)
Interest cost	(10)	(17)	(19)	(32)
Amortization of loss	(4)	(4)	(8)	(9)
Amortization of prior service credits	20	3	41	5
Gain (loss) due to curtailment and special termination benefits	(5)	52	(7)	52

Total net periodic benefit credits	$—	$29	$5	$6

The 2009 curtailment and special termination benefits are related to involuntary terminations, due to restructuring activities and the closure of Wood Products facilities.

During second quarter 2008, we announced amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain medical and life insurance benefits that were available to both past and present employees. These changes resulted in a $52 million curtailment gain recognized in second quarter 2008 for full recognition of the pre-existing prior service credit for affected employees.

Fair Value of Pension Plan Assets

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, the value reported for our pension plan assets at the end of 2008 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We finalized the valuations of our pension plan assets during second quarter 2009. Based on the final valuations, the year-end value of the pension plan assets is less than the estimated values reported as of December 31, 2008.

Our consolidated balance sheet as of June 30, 2009, has been adjusted to reflect the net funded status of our pension plans that would have been recorded as of December 31, 2008, if the final valuations had been available to us as of the end of 2008. Based on this information, we recorded the following adjustments during first half 2009:

•	$137 million decrease in deferred pension and other assets;

•	$149 million increase in deferred pension, other postretirement benefits and other liabilities;

•	$103 million decrease in the liability for deferred income taxes; and

•	$183 million net increase in cumulative other comprehensive loss, which resulted in a reduction in total Weyerhaeuser shareholders’ interest.

Receivables From Pension Trust

During 2008 and first quarter 2009, we provided short-term liquidity to the U.S. pension trust through short-term loans. As of June 30, 2009, we have total receivables from the pension trust of $285 million. These short-term loans have been renewed by the company for an additional six-months. These loans do not affect the net funded status of the pension plans and therefore do not change any of the estimated balance sheet effects discussed above.

Expected Pension Funding

At the end of 2008, we reported that we expected to be required to contribute up to $100 million to at least one of our U.S. qualified pension plans for the 2009 plan year. The contribution would have been required to be funded by September 15, 2010. Based on revised requirements released from the Internal Revenue Service in March 2009, we are no longer required to make any contributions to our U.S. qualified pension plans in 2010 for the 2009 plan year.

In addition, during 2009:

•	We are not required to make any contributions to our U.S. qualified pension plans.

•	We expect to contribute approximately $19 million to our U.S. nonqualified pension plans.

•

We are required to contribute approximately $7 million to our Canadian pension plans (registered and nonregistered) in accordance with the minimum funding rules of the respective provincial regulations. In addition, we chose to make additional contributions of approximately $10 million to our largest registered plan during second quarter 2009.

•	We expect to contribute approximately $64 million to our U.S. and Canadian other postretirement benefit plans.

NOTE 14: COMPREHENSIVE INCOME (LOSS)

Our comprehensive loss attributable to Weyerhaeuser common shareholders, net of tax, was $85 million for second quarter 2009 and $521 million year-to-date 2009.

Items Included in Our Comprehensive Income (Loss)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Consolidated net loss	$(116)	$(149)	$(382)	$(303)
Other comprehensive income (loss):
Foreign currency translation adjustments	54	14	32	(34)
Actuarial net gains (losses), net of tax	(20)	27	(175)	26
Prior service credits (costs), net of tax	(14)	163	(8)	168
Net derivative gains on cash flow hedges, net of tax	—	4	—	21
Reclassification of net gains on cash flow hedges, net of tax	—	(4)	(1)	(7)
Unrealized gains (losses) on available-for-sale securities	1	—	1	(1)

Total other comprehensive income (loss)	21	204	(151)	173

Total comprehensive income (loss)	(95)	55	(533)	(130)
Less: Comprehensive loss attributable to noncontrolling interests	10	53	12	59

Comprehensive income (loss) attributable to Weyerhaeuser common shareholders	$(85)	$108	$(521)	$(71)

The net actuarial loss recognized in first half 2009 reflects a change in the estimated fair value of pension plan assets as of December 31, 2008. As discussed in “Note 13: Pension and Other Postretirement Benefit Plans,” we recorded adjustments to the net funded status of our pension plans in first half 2009.

Cumulative Other Comprehensive Loss

Our cumulative other comprehensive loss, net of tax, was $646 million as of June 30, 2009.

Items Included in Our Cumulative Other Comprehensive Loss

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	DECEMBER 31, 2008
Foreign currency translation adjustments	$330	$298
Net pension and other postretirement benefit loss not yet recognized in earnings, net of tax	(1,069)	(894)
Prior service credit not yet recognized in earnings, net of tax	91	99
Cash flow hedge fair value adjustments, net of tax	—	1
Unrealized gains on available-for-sale securities	2	1

Total cumulative other comprehensive loss	$(646)	$(495)

NOTE 15: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

Major legal proceedings involving us described in this section are:

•	hardboard siding claims and

•	alder antitrust litigation.

We also are a party to other legal matters generally incidental to our business.

The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

Status. Total claims paid through June 30, 2009, were $113 million. The reserve for future claim payments was $5 million as of June 30, 2009. We have recovered a total of $52 million through negotiated settlements with our insurance carriers.

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

Claims Activity and Average Damage Award Paid

	YEAR-TO-DATE ENDED	YEAR ENDED	YEAR ENDED
	JUNE 30, 2009	DECEMBER 31, 2008	DECEMBER 30, 2007
Number of claims filed during the period	1,055	1,755	1,460
Number of claims resolved	810	1,410	1,980
Number of claims unresolved at end of period	1,555	1,310	965
Number of damage awards paid	615	1,070	1,200
Average damage award paid	$1,400	$1,574	$2,100

Events and Claims. Here is a chronology of the settlement:

•	2000 – We entered into a nationwide settlement of hardboard siding class action cases and recognized a $130 million pretax charge to cover the estimated cost of the settlement and related claims.

•	2001 – We reassessed the adequacy of our reserve and increased it by $43 million.

•	2003 – The right to file claims from the first six-year period (1981-1986) expired.

•	2004 – We reduced our reserve by $20 million based on actual claims and litigation.

•	2006 – The right to file claims from the second six-year period (1987-1993) expired.

•	2006 – We reduced our reserve by another $23 million based on actual claims and litigation.

•	2008 – We reduced our reserve by $13 million based on actual claims and litigation.

Alder Antitrust Litigation

A class action lawsuit – filed against us in 2004 in U.S. District Court in Oregon – claims:

•	Weyerhaeuser had an alleged monopoly on the alleged alder sawlog market in the Pacific Northwest.

•	Because of that alleged monopoly, we also were able to have a monopoly on or control the alleged market for finished alder in the Pacific Northwest.

•	We charged monopoly prices for finished alder lumber in the Pacific Northwest.

Status. In April 2008, a jury found in favor of the class and imposed trebled damages of $84 million. In first quarter 2009, we reached an agreement to settle the case and established a reserve of $20 million. The settlement will not be final until approved by the District Court. The Court scheduled a fairness hearing on the Agreement for August 10, 2009. Proceedings in this matter that are not related to the settlement have been suspended.

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

•

2009 – In the first quarter of 2009, we reached an agreement to settle the case and established a reserve of $20 million. The settlement will not be final until approved by the District Court. The Court scheduled a fairness hearing on the settlement for August 10, 2009. Proceedings in this matter that are not related to the settlement have been suspended.

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2008	$37
Reserve charges and adjustments, net	(3)
Payments	(2)

Reserve balance as of June 30, 2009	$32

Total active sites as of June 30, 2009	55

The changes in our reserves for remediation costs reflect:

•	new information on all sites concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.

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

Asbestos Removal

We have not recognized a liability for the removal and disposal of encapsulated asbestos from all facilities and equipment. That is because we cannot reasonably determine the settlement dates needed to estimate the fair value of our obligations.

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

•

Corporate and Other – which includes governance-related corporate support activities, transportation and results of international operations outside of North America that have been sold. We also may record gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

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

Net Recurring Postretirement Credits (Costs) Included in Segment Contribution to Earnings

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Net postretirement credits (costs):
Timberlands	$—	$(1)	$—	$(2)
Wood Products	—	(6)	—	(13)
Cellulose Fibers	(2)	(3)	(3)	(6)
Real Estate	—	(1)	—	(2)
Containerboard, Packaging and Recycling	—	(5)	—	(10)
Corporate and Other	7	(7)	15	(13)

Total	$5	$(23)	$12	$(46)

An analysis and reconciliation of the company’s business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	JUNE 30, 2009	JUNE 29, 2008
Sales to and revenues from unaffiliated customers:
Timberlands	$208	$224	$365	$421
Wood Products	594	1,071	1,136	2,037
Cellulose Fibers	349	460	713	905
Real Estate	199	354	371	725
Containerboard, Packaging and Recycling	—	1,375	—	2,672
Corporate and Other	41	126	81	243

	1,391	3,610	2,666	7,003
Less: sales of discontinued operations (Note 3)	—	(1,436)	—	(2,787)

	1,391	2,174	2,666	4,216

Intersegment sales:
Timberlands	115	252	286	568
Wood Products	14	57	33	108
Cellulose Fibers	—	2	—	6
Containerboard, Packaging and Recycling	—	1	—	2
Corporate and Other	3	11	5	21

	132	323	324	705

Total sales and revenues	1,523	2,497	2,990	4,921
Intersegment eliminations	(132)	(323)	(324)	(705)

Total	$1,391	$2,174	$2,666	$4,216

Net contribution to earnings:
Timberlands	$66	$103	$106	$215
Wood Products	(162)	(164)	(428)	(441)
Cellulose Fibers	100	42	131	98
Real Estate	(50)	(337)	(146)	(411)
Containerboard, Packaging and Recycling	—	105	—	194
Corporate and Other	13	111	(30)	70

	(33)	(140)	(367)	(275)
Interest expense (Forest Products only) (continuing and discontinued operations)	(107)	(127)	(215)	(259)
Less: capitalized interest (Forest Products only)	2	21	4	45

Loss before income taxes (continuing and discontinued operations)	(138)	(246)	(578)	(489)
Income tax benefit (continuing and discontinued operations)	32	150	208	245

Net loss attributable to Weyerhaeuser common shareholders	$(106)	$(96)	$(370)	$(244)

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

STATEMENTS

We make forward-looking statements of our expectations regarding third quarter 2009, including:

•	our markets,

•	fee timber harvest levels in the Timberlands segment,

•	sales of non-strategic timberlands,

•	the effect of increased operating efficiencies and cost control measures in the Wood Products segment,

•	demand and pricing for our wood products,

•	decreased expenses for annual planned maintenance and operations in the Cellulose Fibers segment,

•	average pulp price realizations,

•	home sale closings and prices, and

•	earnings and performance of our business segments.

We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, appraised values, availability of financing for home mortgages, strength of the U.S. dollar, employment rates and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	changes in our business support functions and support costs;

•	performance of our manufacturing operations, including maintenance requirements and operating efficiencies;

•	changes in legislation or tax rules;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	weather;

•	loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	changes in accounting principles;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

As disclosed in “Notes to Consolidated Financial Statements – Note 3: Discontinued Operations”, the following operations are classified as discontinued operations in the accompanying consolidated financial statements in the 2008 periods presented:

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

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date period ended June 30, 2009, compared to the quarter and year-to-date period ended June 29, 2008. The year-to-date periods are also referred to as 2009 and 2008 or first half.

CONSOLIDATED RESULTS

How We Did Second Quarter and Year-to-Date 2009

NET SALES AND REVENUES / OPERATING LOSS / NET LOSS – WEYERHAEUSER COMPANY

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Net sales and revenues	$1,391	$2,174	$(783)	$2,666	$4,216	$(1,550)
Operating loss	$(62)	$(406)	$344	$(392)	$(664)	$272
Earnings from discontinued operations, net of tax	$—	$111	$(111)	$—	$198	$(198)
Net loss attributable to Weyerhaeuser common shareholders	$(106)	$(96)	$(10)	$(370)	$(244)	$(126)
Net loss attributable to Weyerhaeuser common shareholders per share, basic and diluted	$(0.50)	$(0.45)	$(0.05)	$(1.75)	$(1.16)	$(0.59)

Our consolidated results reflect the continued market challenges we are facing in the U.S. homebuilding industry. Single-family starts fell to an annual rate of 420,000 units in second quarter 2009, down 37 percent from second quarter 2008. There continues to be an excess supply of unsold homes, including foreclosures. Home prices in most markets reflect year-over-year price declines, although at a lesser rate compared to prior periods. Global demand for pulp has also weakened and both export and domestic log markets continue to be challenged due to global economic conditions.

Comparing 2009 with 2008

In 2009:

•	Net sales and revenues decreased $783 million – 36 percent – during second quarter and $1.6 billion – 37 percent – during first half.

•	Net loss attributable to Weyerhaeuser common shareholders increased $10 million – 10 percent – during second quarter and $126 million – 52 percent – during first half.

Net sales and revenues

Net sales and revenues decreased primarily due to the continued market challenges for the U.S. homebuilding industry and weak pulp markets, which was reflected in the following:

•	lower demand for residential building products and significantly decreased prices and volumes sold – refer to the Wood Products segment discussion;

•	declines in the number of single-family homes closed and average selling prices – refer to the Real Estate segment discussion;

•	decreased pulp sales realizations and shipment volumes – refer to the Cellulose Fibers segment discussion; and

•	decreased western log sales – refer to the Timberlands segment discussion.

Net loss attributable to Weyerhaeuser common shareholders

Our net loss attributable to Weyerhaeuser common shareholders was higher during second quarter primarily due to the following:

•

gains from the restructuring of our investments in Uruguay and from changes in our postretirement benefit plans recognized in 2008 that did not recur in 2009 – refer to the Corporate and Other segment discussion;

•

the sale of our Containerboard, Packaging and Recycling business in third quarter 2008, classified as discontinued operations in 2008 – refer to the Containerboard, Packaging and Recycling segment discussion;

•	decreased sales prices for residential building products – refer to the Wood Products segment discussion;

•	decreased pulp sales realizations and shipment volumes – refer to the Cellulose Fibers segment discussion;

•	reduced harvest volumes and lower log prices – refer to the Timberlands segment discussion;

•	decreased income tax benefit primarily due to a lower pretax loss; and

•	decreased contributions from single family operations as a result of fewer closings – refer to the Real Estate segment discussion.

These losses during second quarter were partially offset with the following:

•	decreased asset impairment charges – refer to the Wood Products, Real Estate and Corporate and Other segment discussions;

•	decreased costs in all segments as a result of our cost reduction initiatives – refer to the individual segment discussions; and

•	recognition of alternative fuel mixture credits – refer to the Cellulose Fibers segment.

Net loss attributable to Weyerhaeuser common shareholders for first half increased due to second quarter items noted above and higher restructuring and closure charges – refer to the Wood Products and Corporate and Other segment discussions.

TIMBERLANDS

How We Did Second Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2009, and June 29, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Net sales and revenues to unaffiliated customers:
Logs:
West	$87	$154	$(67)	$169	$269	$(100)
South	43	16	27	76	31	45
Canada	—	2	(2)	2	15	(13)

Subtotal log sales and revenues	130	172	(42)	247	315	(68)
Pay as cut timber sales	7	7	—	14	12	2
Timberlands sales and exchanges(1)	40	19	21	44	37	7
Higher and better-use land sales(1)	4	1	3	5	8	(3)
Minerals, oil and gas	14	12	2	28	24	4
Products from international operations(2)	10	10	—	17	13	4
Other products	3	3	—	10	12	(2)

Subtotal net sales and revenues to unaffiliated customers	208	224	(16)	365	421	(56)
Intersegment sales
United States	104	225	(121)	221	452	(231)
Other	11	27	(16)	65	116	(51)

Subtotal intersegment sales	115	252	(137)	286	568	(282)

Total sales and revenues	$323	$476	$(153)	$651	$989	$(338)

Net contribution to earnings	$66	$103	$(37)	$106	$215	$(109)

(1)	Higher and better use timberland and other non-strategic timberland are sold through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Second Quarter 2009 with Second Quarter 2008

In second quarter 2009:

•	Net sales and revenues to unaffiliated customers decreased $16 million – 7 percent.

•	Intersegment sales decreased $137 million – 54 percent.

•	Net contribution to earnings decreased $37 million – 36 percent.

Net sales and revenues – unaffiliated customers

The $16 million decrease in net sales and revenues to unaffiliated customers resulted primarily from a 34 percent decrease in Western log sales volumes and 14 percent decrease in price realizations due to weaker domestic and export markets.

These were partially offset by:

•	$24 million increase in land sales and exchanges, including higher and better use lands; and

•

Southern log sales volumes increased 152 percent, primarily due to sales of fiber logs to International Paper for use at locations that previously were owned by Weyerhaeuser, as well as grade log sales to domestic customers.

Intersegment sales

The $137 million decrease in intersegment sales was primarily due to the following:

•	Fewer Weyerhaeuser mills in operation as a result of the recent closures and curtailments of several Wood Products operations in the United States; and

•	Sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold that business to International Paper in August 2008.

Net contribution to earnings

The $37 million decrease in net contribution to earnings consisted of:

•	$45 million due to lower domestic and export prices and

•	$32 million due to 35 percent reduced harvest in the West and 23 percent reduced harvest in the South.

These decreases were partially offset by:

•	$21 million increase in recorded gains on the sale of non-strategic land; and

•	$21 million reduction of operating costs, which includes less salvage logging, lower diesel costs and reduced spending on roads and silviculture.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues to unaffiliated customers decreased $56 million – 13 percent.

•	Intersegment sales decreased $282 million – 50 percent.

•	Net contribution to earnings decreased $109 million – 51 percent.

Net sales and revenues – unaffiliated customers

The $56 million decrease in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales volumes decreased 31 percent and price realizations decreased 9 percent due to weaker domestic and export markets.

•	Canadian log sales volumes decreased 84 percent due to lower logging levels in all provinces as a result of fewer manufacturing operations and production curtailments.

These decreases were partially offset by:

•

Southern log sales volumes increased 125 percent, primarily due to sales of fiber logs to International Paper for use at locations that previously were owned by Weyerhaeuser, as well as grade log sales to domestic customers; and

•	Average price realizations in the South increased 8 percent due to mix.

Intersegment sales

The $282 million decrease in intersegment sales was primarily due to the following:

•	Fewer Weyerhaeuser mills in operation as a result of the recent closures and curtailments of several Wood Products operations in the United States; and

•	Sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold that business to International Paper in August 2008.

Net contribution to earnings

The $109 million decrease in net contribution to earnings consisted of:

•	$74 million due to lower domestic and export prices in the West and South, and

•	$69 million due to 36 percent reduced harvest in the West and 25 percent reduced harvest in the South.

These were partially offset by:

•	$18 million reduction of operating costs which includes less salvage logging, lower diesel costs and reduced spending on roads and silviculture;

•	$14 million gain on appreciated timberland property that was donated to the Weyerhaeuser Company Foundation. This gain is offset on a consolidated basis in the Corporate and Other segment; and

•	$12 million reduction in selling, general and administrative costs.

Our Outlook

Excluding the effect of non-strategic land sales, we expect third quarter earnings from the segment to be lower than second quarter due to additional harvest deferrals and lower log sales realizations.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Third party log sales – cubic meters:
West	1,283	1,954	(671)	2,373	3,431	(1,058)
South	1,062	421	641	1,831	814	1,017
Canada	3	76	(73)	67	415	(348)
International	73	98	(25)	150	128	22

Total	2,421	2,549	(128)	4,421	4,788	(367)

Fee depletion – cubic meters:
West	1,910	2,921	(1,011)	3,588	5,599	(2,011)
South	2,495	3,239	(744)	4,875	6,484	(1,609)

Total	4,405	6,160	(1,755)	8,463	12,083	(3,620)

WOOD PRODUCTS

How We Did Second Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2009, and June 29, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Net sales and revenues:
Softwood lumber	$229	$403	$(174)	$451	$764	$(313)
Engineered solid section	62	121	(59)	117	226	(109)
Engineered I-joists	43	86	(43)	76	159	(83)
Oriented strand board	58	110	(52)	113	215	(102)
Plywood	22	59	(37)	46	116	(70)
Hardwood lumber	56	80	(24)	107	160	(53)
Other products produced	39	51	(12)	82	100	(18)
Other products purchased for resale	85	161	(76)	144	297	(153)

Total	$594	$1,071	$(477)	$1,136	$2,037	$(901)

Net contribution to earnings	$(162)	$(164)	$2	$(428)	$(441)	$13

Comparing Second Quarter 2009 with Second Quarter 2008

In second quarter 2009:

•	Net sales and revenues decreased $477 million – 45 percent.

•	Net contribution to earnings improved $2 million – 1 percent.

Net sales and revenues

Demand for wood products was significantly weaker in 2009 resulting in significant decreases in shipment volumes for all product lines. It also put downward pressure on prices for all of our product lines. The $477 million decrease in net sales and revenues was primarily due to the following:

•	Softwood lumber average price realizations decreased 21 percent and shipment volumes decreased 28 percent.

•	Engineered solid section average price realizations decreased 2 percent and shipment volumes decreased 48 percent.

•	Engineered I-joists average price realizations decreased 5 percent and shipment volumes decreased 48 percent.

•	Oriented strand board (OSB) average price realizations decreased 10 percent and shipment volumes decreased 41 percent.

•	Plywood average price realizations decreased 16 percent and shipment volumes decreased 56 percent.

•	Sales of other products purchased for resale decreased 47 percent primarily due to reduced product offerings.

Net contribution to earnings

Second quarter 2009 results were relatively flat compared to second quarter 2008 results. The $2 million increase in net contribution to earnings was primarily due to the following:

•	$47 million decrease in raw materials, as log costs continue to decline;

•	$38 million decrease in selling and administrative costs as a result of our continued focus on reducing costs;

•	$16 million decrease in manufacturing and other cost of sales due to portfolio changes and increased operating efficiencies; and

•	$9 million decrease in asset impairment charges.

These cost improvements were offset by:

•	$84 million decrease in sales price realizations, especially for lumber, plywood and OSB;

•	$16 million decrease in contributions from other products purchased for resale as a result of lower sales volumes and reduced product offerings; and

•	$8 million decrease due to lower shipment volumes for all products.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues decreased $901 million – 44 percent.

•	Net contribution to earnings improved $13 million – 3 percent.

Net sales and revenues

The $901 million decrease in net sales and revenues was primarily due to the following:

•	Softwood lumber average price realizations decreased 17 percent and shipment volumes decreased 29 percent.

•	Engineered solid section average price realizations decreased 3 percent and shipment volumes decreased 47 percent.

•	Engineered I-joists average price realizations decreased 4 percent and shipment volumes decreased 51 percent.

•	OSB average price realizations decreased 5 percent and shipment volumes decreased 45 percent.

•	Plywood average price realizations decreased 10 percent and shipment volumes decreased 56 percent.

•	Sales of other products purchased for resale decreased 52 percent primarily due to lower sales volumes.

Net contribution to earnings

The $13 million improvement in net contribution to earnings was primarily due to the following:

•	$86 million decrease in raw materials, mainly due to lower log costs;

•	$57 million decrease in selling and administrative costs as a result of our continued focus on reducing costs; and

•	$17 million decrease in manufacturing and other cost of sales primarily due to portfolio changes and increased operating efficiencies.

These cost improvements were mostly offset by:

•	$117 million decrease in sales price realizations, especially lumber and plywood; and

•	$28 million decrease in contributions from other products purchased for resale as a result of lower sales volumes and reduced product offerings.

Our Outlook

We expect a smaller loss from operations for the segment in third quarter due to improved operating efficiencies, cost control initiatives, and modest improvements in softwood lumber and oriented strand board prices. We will continue to take additional downtime as necessary to balance supply with demand.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Softwood lumber – board feet	896	1,252	(356)	1,786	2,509	(723)
Engineered solid section – cubic feet	4	6	(2)	7	12	(5)
Engineered I-Joists – lineal feet	36	70	(34)	62	126	(64)
Oriented strand board – square feet (3/8”)	374	637	(263)	721	1,308	(587)
Plywood – square feet (3/8”)	71	160	(89)	138	314	(176)
Hardwood lumber – board feet	69	88	(19)	127	175	(48)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Softwood lumber – board feet	792	1,180	(388)	1,653	2,367	(714)
Engineered solid section – cubic feet	3	6	(3)	5	12	(7)
Engineered I-Joists – lineal feet	24	61	(37)	44	119	(75)
Oriented strand board – square feet (3/8”)	369	670	(301)	704	1,367	(663)
Plywood – square feet (3/8”)	37	95	(58)	65	169	(104)
Hardwood lumber – board feet	48	67	(19)	103	138	(35)

CELLULOSE FIBERS

How We Did Second Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2009, and June 29, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Net sales and revenues:
Pulp	$255	$355	$(100)	$536	$700	$(164)
Liquid packaging board	77	74	3	143	141	2
Other products	17	31	(14)	34	64	(30)

Total	$349	$460	$(111)	$713	$905	$(192)

Net contribution to earnings	$100	$42	$58	$131	$98	$33

Comparing Second Quarter 2009 with Second Quarter 2008

In second quarter 2009:

•	Net sales and revenues decreased $111 million – 24 percent.

•	Net contribution to earnings increased $58 million – 138 percent.

Net sales and revenues

Weaker market demand and a stronger U.S. dollar resulted in fewer product shipments, placing downward pressure on prices. The $111 million decrease in net sales and revenues was primarily due to the following:

•	Pulp price realizations decreased $150 per ton – 19 percent.

•	Sales volumes for pulp decreased 52,000 tons – 12 percent.

•	Other product realizations decreased $244 per ton – 38 percent.

•	Sales volumes of other products decreased 6,000 tons – 13 percent.

These decreases were partially offset by increased liquid packaging board price realizations of $49 per ton – 5 percent.

Net contribution to earnings

Net contribution to earnings increased $58 million primarily due to the following:

•

$107 million increase due to alternative fuel mixture credits, see “Liquidity and Capital Resources – Other Liquidity Related Disclosers” for more information related to the alternative fuel mixture credits;

•	$28 million decrease in freight, fiber and energy costs primarily as a result of lower prices for chips and fuel; and

•	$22 million decrease in other operating and administrative costs primarily due to cost reduction initiatives.

Partially offsetting these increases in earnings were the following:

•	$65 million decrease due to lower pulp price realizations and lower pulp sales volumes as global pulp market demand weakened;

•	$15 million decrease due to lower other product realizations;

•	$15 million decrease as a result of extended annual outages and increased market downtime to match production with lower demand; and

•	$10 million decrease due to higher chemical and other operating costs.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues decreased $192 million – 21 percent.

•	Net contribution to earnings increased $33 million – 34 percent.

Net sales and revenues

Weaker market demand and a stronger U.S. dollar resulted in fewer product shipments, placing downward pressure on prices. The $192 million decrease in net sales and revenues was primarily due to the following:

•	Pulp price realizations decreased $121 per ton – 15 percent – due to weaker market demand and a stronger U.S. dollar.

•	Sales volumes for pulp decreased 85,000 tons – 10 percent – due to weaker market demand.

•	Sales volumes for liquid packaging board decreased approximately 8,000 tons – 5 percent.

•	Other product realizations decreased $209 per ton – 33 percent.

•	Sales volumes of other products decreased 22,000 tons – 22 percent.

These decreases were partially offset by increased liquid packaging price realizations of $69 per ton – 7 percent.

Net contribution to earnings

Net contribution to earnings increased $33 million primarily due to the following:

•

$107 million increase due to alternative fuel mixture credits, see “Liquidity and Capital Resources – Other Liquidity Related Disclosers” for more information related to the alternative fuel mixture credits;

•	$35 million decrease in freight, fiber and energy costs primarily related to lower prices for chips and fuel;

•	$31 million decrease in other operating costs, primarily as a result of cost reduction initiatives;

•	$14 million decrease in costs for Canadian manufacturing operations primarily due to the strengthening of the U.S. dollar; and

•	$10 million increase in liquid packaging board price realizations.

Partially offsetting these increases in earnings were the following:

•	$109 million decrease due to lower pulp prices and lower pulp sales volumes as global pulp market demand weakened;

•	$25 million decrease as a result of extended annual outages and increased market downtime to match production with lower demand;

•	$19 million decrease due to higher chemical and other operating costs; and

•	$15 million decrease due to lower other product realizations.

Our Outlook

We expect third quarter earnings from operations for the segment to be higher than second quarter, primarily due to less maintenance downtime and continued cost control.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Pulp – air-dry metric tons	395	447	(52)	804	889	(85)
Liquid packaging board – tons	77	78	(1)	141	149	(8)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Pulp – air-dry metric tons	368	417	(49)	783	872	(89)
Liquid packaging board - tons	77	77	—	142	141	1

REAL ESTATE

How We Did Second Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2009, and June 29, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Net sales and revenues:
Single-family housing	$180	346	$(166)	$342	$683	$(341)
Land development	18	6	12	27	30	(3)
Other	1	2	(1)	2	12	(10)

Total	$199	$354	$(155)	$371	$725	$(354)

Net contribution to earnings	$(50)	$(337)	$287	$(146)	$(411)	$265

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended June 30, 2009, and June 29, 2008:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Homes sold	790	748	42	1,245	1,674	(429)
Homes closed	464	869	(405)	893	1,713	(820)
Homes sold but not closed (backlog)	910	1,185	(275)	910	1,185	(275)
Cancellation rate	19.1%	31.2%	(12.1)%	22.5%	28.4%	(5.9)%
Buyer traffic	19,574	29,524	(9,950)	38,622	62,811	(24,189)
Average price of homes closed	$388,000	$399,000	$(11,000)	$383,000	$399,000	$(16,000)
Single-family gross margin – excluding impairments (%)(1)	15.2%	11.9%	3.3%	12.6%	13.2%	(0.6)%

(1)	Single-family gross margin excluding impairments equals revenue less cost of sales and period costs other than impairments.

Comparing Second Quarter 2009 with Second Quarter 2008

In second quarter 2009:

•	Net sales and revenues decreased $155 million – 44 percent.

•	Net contribution to earnings increased $287 million – 85 percent.

Net sales and revenues

The $155 million decrease in net sales and revenues resulted primarily from:

•	Home closings decreased 47 percent to 464 in second quarter 2009 from 869 in second quarter 2008.

•

Average prices of single-family homes closed decreased 3 percent to $388,000 in second quarter 2009 from $399,000 in second quarter 2008, reflecting pricing pressure from a very competitive new home sales environment, and a shift in mix as a greater proportion of 2009 sales were to first-time home buyers.

These decreases in net sales and revenues were partially offset by a $12 million increase in revenues from land and lots sales. Land and lots sales are a routine part of our home building and land development business, but they do not occur evenly throughout the year.

Net contribution to earnings

The $287 million increase in net contribution to earnings resulted primarily from:

•	$261 million decrease in impairments and other related charges attributable to Weyerhaeuser shareholders;

•	$27 million decrease in selling and general and administrative expenses due to lower sales volumes and cost cutting measures, including reductions in headcount;

•	$9 million increase from a gain on the sale of partnership interests; and

•	$8 million increase in contribution from land and lot sales.

These increases to net contribution to earnings were partially offset by an $11 million decrease – 25 percent – in contribution from single-family operations. The net contribution reflects a $21 million decrease as a result of fewer closings, partially offset by a $10 million benefit as a result of improved margins due to the mix of homes closed. Changes in mix reflect changes in product lines (entry-level homes versus move-up products) or changes in geographic markets where the closings occur.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues decreased $354 million – 49 percent.

•	Net contribution to earnings increased $265 million – 64 percent.

Net sales and revenues

The $354 million decrease in net sales and revenues resulted primarily from:

•	Home closings decreased 48 percent to 893 in first half 2009 from 1,713 in first half 2008; and

•

Average prices of single-family homes closed decreased 4 percent to $383,000 in first half 2009 from $399,000 in first half 2008, reflecting pricing pressure from a very competitive new home sales environment, and a shift in mix as a greater proportion of 2009 sales were to first-time home buyers.

Net contribution to earnings

The $265 million increase in net contribution to earnings resulted primarily from:

•	$250 million decrease in impairments and other related charges attributable to Weyerhaeuser shareholders;

•	$42 million decrease in selling and general and administrative expenses due to lower sales volumes and cost cutting measures, including reductions in headcount;

•	$14 million increase in contribution from land and lot sales; and

•	$9 million increase from a gain on the sale of partnership interests.

These increases to net contribution to earnings were partially offset by a $44 million decrease – 45 percent – in contribution from single-family operations, primarily as a result of fewer closings.

Our Outlook

We expect a higher loss from homebuilding operations in the third quarter. Home sale closings are expected to be comparable to second quarter levels, with a change in mix resulting in lower average sales prices.

CONTAINERBOARD, PACKAGING AND RECYCLING

On August 4, 2008, we sold our Containerboard, Packaging and Recycling operations to International Paper. Subsequent to third quarter 2008, we no longer have results of operations for the segment.

Here are net sales and revenues to unaffiliated customers and net contribution to earnings for the quarter and year-to-date periods ended June 29, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 29, 2008	JUNE 29, 2008
Net sales and revenues:
Containerboard	$118	$259
Packaging	1,074	2,061
Recycling	121	234
Kraft bags and sacks	24	47
Other products	38	71

Total	$1,375	$2,672

Net contribution to earnings	$105	$194

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	governance related corporate support activities and company wide initiatives, such as major information technology deployments;

•	transportation operations, including Westwood Shipping Lines and five short line railroads; and

•	results of international operations that have been disposed of and results of our investment in Uruguay prior to its restructuring in second quarter 2008.

We also may record gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

How We Did Second Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date period ended June 30, 2009, and June 29, 2008:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008	JUNE 30, 2009	JUNE 29, 2008	2009 VS. 2008
Net sales and revenues	$41	$126	$(85)	$81	$243	$(162)

Net contribution to earnings	$13	$111	$(98)	$(30)	$70	$(100)

Comparing Second Quarter 2009 with Second Quarter 2008

In second quarter 2009:

•	Net sales and revenues decreased $85 million – 67 percent.

•	Net contributions to earnings decreased $98 million – 88 percent.

Net sales and revenues

The $85 million decrease in net sales and revenues consisted of:

•	$60 million decrease related to Australian operations that were sold in third quarter 2008; and

•	$25 million decrease in revenues from our Westwood shipping operations mainly due to reductions in volumes, freight rates and fuel surcharge income.

Net contribution to earnings

Net contribution to earnings decreased $98 million, primarily resulting from the following:

•	$101 million due to 2008 recognition of a gain from restructuring our joint ventures in Uruguay;

•	$52 million from 2008 changes in our postretirement plans for current salaried employees; and

•	$23 million decrease in earnings from Westwood Shipping operations and international and other operations that have been disposed of.

These decreases were partially offset by the following:

•	$22 million decrease in impairments of capitalized interest related to Real Estate assets;

•	$20 million increase related to litigation and insurance reimbursements received in 2009;

•	$18 million for the 2009 sale of assets from a closed location; and

•	$17 million increase in foreign exchange gains, primarily resulting from changes in exchange rates between the U.S. dollar and the Canadian dollar.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues decreased $162 million – 67 percent.

•	Net contributions to earnings decreased $100 million.

Net sales and revenues

The $162 million decrease in net sales and revenues consisted of:

•	$115 million decrease related to Australian operations that were sold in third quarter 2008; and

•	$48 million decrease in revenues from our Westwood shipping operations mainly due to reductions in volumes, freight rates and fuel surcharge income.

Net contribution to earnings

Net contribution to earnings decreased $100 million, primarily as a result of the following:

•	$101 million due to 2008 recognition of a gain from restructuring our joint ventures in Uruguay;

•	$52 million from 2008 changes in our postretirement plans for current salaried employees;

•	$24 million increase in charges for restructuring activities, including pension curtailments;

•	$20 million decrease in earnings from international operations that were disposed of in 2008; and

•	$16 million charge in first quarter 2009 for the market value of timberland property donated to the Weyerhaeuser Company Foundation.

These decreases were partially offset by the following:

•	$27 million decrease in impairments of capitalized interest related to Real Estate assets;

•	$23 million increase in earnings from foreign exchange, primarily resulting from changes in exchange rates between the U.S. dollar and the Canadian dollar;

•	$22 million increase related to litigation and insurance reimbursements received in 2009;

•

$20 million decrease in environmental remediation charges – 2008 included a $17 million charge to adjust the environmental remediation reserve to include additional years during which we are required to perform ongoing monitoring activities at certain sites;

•	$18 million increase for the sale of assets from a closed location; and

•	$17 million decrease in administrative costs as a result of implementing company cost savings initiatives.

INTEREST EXPENSE

Including Real Estate and discontinued operations, our interest expense incurred was:

•	$114 million during second quarter and $229 million during first half 2009, respectively.

•	$141 million during second quarter and $285 million during first half 2008, respectively.

Interest expense incurred decreased primarily due to reductions in our debt during 2008.

INCOME TAXES

Our effective income tax rates for continuing operations were:

•	36.7 percent for 2009 and

•	37.5 percent for 2008.

The income tax rate for continuing operations is higher than the statutory rate because we are in a pretax loss situation receiving a tax benefit. Our income tax credits and other permanent tax deductions are increasing our 2008 and 2009 tax benefits.

The expected rate for first half 2009 excludes the following:

•	$6 million tax charge related to interest on unrecognized tax benefits and

•	$2 million tax benefit due to state tax law and rate changes.

In 2008, the total amount of unrecognized tax benefits decreased by $14 million due to the lapse of applicable statutes of limitation. There was no tax provision on the second quarter 2008 gain in Uruguay primarily due to a forestry exemption from income taxes and the fact that these assets are considered indefinitely invested.

We have assessed the realizability of deferred tax assets and recorded valuation allowances where appropriate. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

Consolidated net cash used by our operations was:

•	$310 million in 2009 and

•	$92 million in 2008.

Comparing 2009 with 2008

Consolidated net cash used by our operations in 2009 increased $218 million due primarily to the following:

•	Cash we received from customers decreased approximately $4.2 billion primarily due to the following:

•	We sold our Containerboard, Packaging and Recycling business in August of 2008.

•	Sales from our Wood Products and Real Estate segments decreased significantly in 2009 due to the continued deterioration of the U.S. housing market.

•	Sales from our Cellulose Fibers and Timberlands segments decreased in 2009 due to weaker market conditions.

•	Cash paid to employees, suppliers and others declined approximately $4.0 billion, primarily due to the sale of operations, the closure of facilities and our continued efforts to reduce costs.

•	Consolidated cash paid for income taxes in 2009 increased by $35 million as compared to 2008.

CASH FROM INVESTING ACTIVITIES

Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.

Summary of Capital Spending by Business Segment – Excluding Real Estate

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2009	JUNE 29, 2008
Timberlands	$49	$36
Wood Products	29	54
Cellulose Fibers	18	23
Containerboard, Packaging and Recycling	—	81
Corporate and Other	11	38

Total	$107	$232

We anticipate that our capital expenditures for 2009 – excluding acquisitions and our Real Estate segment – will be approximately $200 million. However, that could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

Proceeds from the Sale of Nonstrategic Assets

Proceeds received from the sale of nonstrategic assets in 2009 included $20 million from the sale of our closed Honolulu box plant. In 2008 we received $62 million from the sale of certain wood products distribution facilities in the United States.

CASH FROM FINANCING ACTIVITIES

Cash from financing activities includes:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends.

Long-term debt and revolving credit facilities

There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facilities in 2009. Proceeds from the issuance of debt in 2008 were $830 million.

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have two multi-year revolving credit facility agreements: a $1.2 billion revolving credit facility that expires in March 2010 and a $1.0 billion 5-year revolving credit facility that expires in December 2011 (collectively the Credit Facilities). WRECO can borrow up to $400 million under each of these facilities. Neither of the entities is a guarantor of the borrowing of the other under either of the Credit Facilities.

On May 6, 2009, Moody’s Investors Service changed its rating of Weyerhaeuser Company’s debt to Ba1 (stable) from Baa2. We do not expect this to have a material effect on our near-term results.

On June 22, 2009, Dominion Bond Rating Service (DBRS) changed the trend on the ratings for our debt to Negative from Stable, including our Issuer Rating of BBB (high). We do not expect this to have a material effect on our near-term results.

Debt covenants

As of June 30, 2009, Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facilities and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.75 billion and

•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	plus or minus accumulated comprehensive loss balance related to deferred pension and postretirement income or expense,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.

As of June 30, 2009, Weyerhaeuser Company had:

•	a defined net worth of $4.31 billion and

•	a defined debt-to-total-capital ratio of 56.4 percent.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facilities and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.

As of June 30, 2009, WRECO had:

•	a defined net worth of $876 million and

•	a defined debt-to-total-capital ratio of 60.8 percent.

There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO.

Paying dividends and repurchasing stock

We paid dividends of:

•	$106 million in 2009 and

•	$253 million in 2008.

The decrease in dividends paid is primarily due to the reduction in our quarterly dividend from 60 cents to 25 cents that was announced in December 2008. On July 7, 2009, our board of directors declared a dividend of 5 cents per share payable August 31, 2009, to shareholders of record at the close of business July 31, 2009.

During 2009, we repurchased 66,691 shares of common stock at a cost of $2 million under the stock-repurchase program authorized by our board of directors in December 2008.

OTHER LIQUIDITY RELATED DISCLOSURES

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code allows a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business. Our application for registration as a blender based on our use of black liquor as an alternative fuel was approved in May 2009. We began blending black liquor (a byproduct of our wood pulping process) and diesel fuel during the first week of April 2009 and have blended and used approximately 215 million gallons of the alternative fuel mixture through June 30, 2009. The alternative fuel mixture credit is currently scheduled to expire on December 31, 2009. We recognized credits of $107 million in second quarter 2009 - of which we have received $76 million of cash and have recorded a receivable of $31 million - for black liquor blended through June 30, 2009.

Pension Plans

Receivables from Pension Trust

During 2008 and first quarter 2009, we provided short-term liquidity to the U.S. pension trust through short-term loans. As of June 30, 2009, we have total receivables from the pension trust of $285 million. These short-term loans have been renewed by the company for an additional six-months. These loans do not affect the net funded status of the pension plans.

Expected Pension Funding

At the end of 2008, we reported that we expected to be required to contribute up to $100 million to at least one of our U.S. qualified pension plans for the 2009 plan year. The contribution would have been required to be funded by September 15, 2010. Based on revised requirements released from the Internal Revenue Service in March 2009, we are no longer required to make any contributions to our U.S. qualified pension plans in 2010 for the 2009 plan year.

In addition, during 2009:

•	We are not required to make any contributions to our U.S. qualified pension plans.

•	We expect to contribute approximately $19 million to our U.S. nonqualified pension plans.

•

We are required to contribute approximately $7 million to our Canadian pension plans (registered and nonregistered) in accordance with the minimum funding rules of the respective provincial regulations. In addition, we chose to make additional contributions of approximately $10 million to our largest registered plan during second quarter 2009.

•	We expect to contribute approximately $64 million to our U.S. and Canadian other postretirement benefit plans.

Variable Interest Entities

At the end of 2008, we reported that two special purpose entities (SPEs) — Jasmine Forest LLC and Jewell Forest LLC — held letters of credit provided by Dexia Bank Belgium S.A. (Dexia) that were secured by cash deposits in connection with two sales of timberlands by us. On January 19, 2009, Moody’s downgraded Dexia from Aa3 to A1. As a result, the SPEs were required to replace the Dexia letters of credit with letters of credit issued by another bank within 60 days. In first quarter 2009, the Dexia letters of credit supporting Jasmine Forest LLC and Jewell Forest LLC installment notes were replaced with letters of credit from Australia-New Zealand (ANZ) Bank and the deposits supporting the letters of credit were transferred from Dexia to ANZ Bank. The transfer occurred on March 12, 2009.

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

IMPAIRMENT OF LONG-LIVED ASSETS: REAL ESTATE

Ordinarily, we review homebuilding long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recorded long-lived homebuilding asset impairments and related charges of $979 million in 2008 and $95 million in first half 2009.

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

Income Approach

We generally use the income approach to determine fair value of real estate for our inactive projects. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The fair value measurement is based on the value indicated by current market expectations regarding those future estimated cash inflows and outflows. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in first half 2009 ranged from 12 percent to 21 percent. The income approach relies on management judgment regarding the various inputs to the undiscounted cash flow forecasts.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during first half 2009 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during second quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 15: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

Results of operations and cash flows for our Cellulose Fibers segment for the current reporting period significantly benefited from Alternative Fuel Mixture Credits resulting from our qualification and registration as a producer and user of specified alternative fuel mixtures with the IRS. The Alternative Fuel Mixture Credit currently is scheduled to expire December 31, 2009. Changes to the U.S. Internal Revenue Code, such as earlier termination of the credit, repeal of the application of the credit to black liquor or decrease in credit amount, could materially affect cash flows and operating results during second half 2009.

See our 2008 Annual Report on Form 10-K for other risk factors that effect our business.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, we announced a stock-repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. As of June 30, 2009, we had repurchased a total of 66,691 shares of common stock for approximately $2 million under the program. These repurchases took place during first quarter 2009 and all common stock purchases under the program were made in open-market transactions. There were no common share repurchases during second quarter 2009.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters voted upon and votes cast at the annual meeting of shareholders of Weyerhaeuser Company held on Thursday, April 16, 2009, were:

The election of Debra Cafaro, Nicole Piasecki, Mark Emmert, Daniel Fulton and Wayne Murdy to the board of directors.

	For	Against	Abstain
Cafaro	178,939,125	12,498,047	539,439
Piasecki	178,802,039	12,559,389	615,183
Emmert	179,047,919	12,272,940	655,752
Fulton	179,626,765	11,764,993	584,853
Murdy	189,002,574	2,263,634	710,403

The terms of John Kieckhefer, Arnold Langbo, Richard Sinkfield, D. Michael Steuert, James Sullivan, Kim Williams and Charles Williamson continued after the annual meeting.

	For	Against	Abstain	Broker Non-Votes
Proposal relating to the chairman position	104,318,948	69,657,286	873,105	17,127,272
Proposal relating to the adoption of a simple majority vote	148,516,772	25,798,870	533,698	17,127,271
Proposal relating to the approval, on an advisory basis, of the appointment of the independent auditors	188,976,855	2,475,310	524,443	—

EXHIBITS

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document