Form 10-Q
period 2009-09-30
WEYERHAEUSER CO
filed 2009-11-06
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 30, 2009, 211,357,747 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2008. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter and year-to-date periods ended September 30, 2009, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: November 5, 2009

By:	/s/ Jeanne M. Hillman
Jeanne M. Hillman
Vice President and Principal Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Net sales and revenues:
Forest Products	$1,211	$1,778	$3,506	$5,269
Real Estate	196	329	567	1,054

Total net sales and revenues	1,407	2,107	4,073	6,323

Costs and expenses:
Forest Products:
Costs of products sold	973	1,413	3,001	4,330
Alternative fuel mixture credits	(122)	—	(229)	—
Depreciation, depletion and amortization	123	147	370	438
Selling expenses	33	57	109	173
General and administrative expenses	79	109	258	382
Research and development expenses	10	14	38	49
Charges for restructuring and closures (Note 6)	67	10	195	87
Impairment of goodwill and other assets (Note 6)	36	65	74	147
Other operating income, net (Note 7)	(184)	(7)	(255)	(8)

	1,015	1,808	3,561	5,598

Real Estate:
Costs and operating expenses	172	365	487	1,001
Depreciation and amortization	3	5	11	14
Selling expenses	19	32	61	105
General and administrative expenses	16	26	61	82
Other operating costs (income), net	13	(3)	20	(4)
Impairment of long-lived assets and other related charges (Note 8)	46	230	141	547

	269	655	781	1,745

Total costs and expenses	1,284	2,463	4,342	7,343

Operating earnings (loss)	123	(356)	(269)	(1,020)
Forest Products:
Interest expense incurred	(107)	(126)	(322)	(384)
Less: interest capitalized	1	11	5	56
Interest income and other	15	29	42	58
Gain on Uruguay restructuring (Note 9)	—	—	—	101
Equity in income (loss) of affiliates	(4)	10	(1)	8
Real Estate:
Interest expense incurred	(8)	(10)	(22)	(36)
Less: interest capitalized	6	10	20	36
Interest income and other	3	1	5	2
Equity in income of unconsolidated entities	1	15	14	16
Impairment of investments and other related charges (Note 8)	—	(10)	(32)	(117)

Earnings (loss) from continuing operations before income taxes	30	(426)	(560)	(1,280)
Income tax benefit (provision)	(35)	221	173	574

Loss from continuing operations	(5)	(205)	(387)	(706)
Discontinued operations, net of income taxes (Note 3)	—	480	—	678

Net earnings (loss)	(5)	275	(387)	(28)
Less: Net loss attributable to noncontrolling interests	5	5	17	64

Net earnings (loss) attributable to Weyerhaeuser common shareholders	$—	$280	$(370)	$36

Basic and diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 4):
Continuing operations	$—	$(0.94)	$(1.75)	$(3.04)
Discontinued operations	—	2.27	—	3.21

Net earnings (loss) per share	$—	$1.33	$(1.75)	$0.17

Dividends paid per share	$0.05	$0.60	$0.55	$1.80

Weighted average shares outstanding (in thousands) (Note 4)
Basic	211,357	211,284	211,337	211,247
Diluted	211,357	211,284	211,337	211,247

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$1,624	$2,288
Short-term investments	47	138
Receivables, less allowances of $7 and $7	403	429
Receivables for taxes	299	73
Receivable from pension trust (Note 13)	285	200
Inventories (Note 10)	498	702
Prepaid expenses	87	101
Deferred tax assets	150	159

Total current assets	3,393	4,090
Property and equipment, less accumulated depreciation of $6,594 and $6,252	3,686	3,869
Construction in progress	108	104
Timber and timberlands at cost, less depletion charged to disposals	4,014	4,205
Investments in and advances to equity affiliates	199	202
Goodwill	40	43
Deferred pension and other assets	658	651
Restricted assets held by special purpose entities	914	916

	13,012	14,080

Real Estate:
Cash and cash equivalents	4	6
Receivables, less discounts and allowances of $2 and $4	31	74
Real estate in process of development and for sale	828	990
Land being processed for development	916	882
Investments in unconsolidated entities	16	30
Deferred tax assets	396	438
Other assets	156	195
Consolidated assets not owned	6	40

	2,353	2,655

Total assets	$15,365	$16,735

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Notes payable and commercial paper	$3	$1
Current maturities of long-term debt (Note 12)	41	407
Accounts payable	325	381
Accrued liabilities (Note 11)	708	985

Total current liabilities	1,077	1,774
Long-term debt (Note 12)	5,150	5,153
Deferred income taxes	1,663	1,805
Deferred pension, other postretirement benefits and other liabilities	1,649	1,566
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	765	764
Commitments and contingencies (Note 15)

	10,304	11,062

Real Estate:
Long-term debt (Note 12)	404	456
Other liabilities	292	353
Consolidated liabilities not owned	—	17
Commitments and contingencies (Note 15)

	696	826

Total liabilities	11,000	11,888

Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,357,081 and 211,289,320 shares	264	264
Other capital	1,781	1,767
Retained earnings	2,844	3,278
Cumulative other comprehensive loss (Note 14)	(540)	(495)

Total Weyerhaeuser shareholders’ interest	4,349	4,814
Noncontrolling interest	16	33

Total equity	4,365	4,847

Total liabilities and equity	$15,365	$16,735

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	FOR THE YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 28, 2008
	CONSOLIDATED		FOREST PRODUCTS		REAL ESTATE
	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Cash flows from operations:
Net earnings (loss)	$(387)	$(28)	$(239)	$503	$(148)	$(531)
Noncash charges (credits) to income:
Depreciation, depletion and amortization	381	516	370	502	11	14
Deferred income taxes, net	(20)	(837)	(62)	(643)	42	(194)
Pension and other postretirement benefits (Note 13)	10	(137)	13	(136)	(3)	(1)
Share-based compensation expense	18	46	15	43	3	3
Equity in (income) loss of affiliates and unconsolidated entities	(13)	(22)	1	(6)	(14)	(16)
Litigation charges	20	—	20	—	—	—
Charges for impairment of assets (Notes 6 and 8)	247	817	74	153	173	664
Net gains on dispositions of assets and operations (Note 7)	(185)	(1,415)	(185)	(1,415)	—	—
Increase to environmental liability reserve	—	17	—	17	—	—
Gain on Uruguay restructuring (Note 9)	—	(101)	—	(101)	—	—
Foreign exchange transaction (gains) losses (Note 7)	(34)	21	(34)	21	—	—
Decrease (increase) in working capital:
Receivables	(164)	(43)	(197)	(11)	33	(32)
Inventories, real estate and land	247	142	201	30	46	112
Prepaid expenses	15	62	15	59	—	3
Accounts payable and accrued liabilities	(344)	1,037	(269)	1,063	(75)	(26)
Deposits on land positions	13	(38)	—	—	13	(38)
Intercompany advances(1)(3)	—	—	—	—	102	(213)
Other	(80)	(176)	(93)	(164)	13	(12)

Cash from operations	(276)	(139)	(370)	(85)	196	(267)

Cash flows from investing activities:
Property and equipment	(132)	(295)	(123)	(282)	(9)	(13)
Timberlands reforestation	(29)	(36)	(29)	(36)	—	—
Acquisition of timberlands	(26)	(147)	(26)	(147)	—	—
Redemption of short-term investments	92	—	92	—	—	—
Investments in and advances to equity affiliates	(2)	(46)	2	8	(4)	(54)
Proceeds from sale of assets and operations	350	6,458	348	6,458	2	—
Uruguay restructuring (Note 9)	—	(23)	—	(23)	—	—
Purchase of short-term investments	—	(701)	—	(701)	—	—
Loan to pension trust	(85)	—	(85)	—	—	—
Intercompany dividends(1)	—	—	250	—	—	—
Intercompany advances(1)	—	—	(224)	(444)	—	—
Other	32	13	32	13	—	—

Cash from investing activities	200	5,223	237	4,846	(11)	(67)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	—	(381)	—	(203)	—	(178)
Cash dividends	(116)	(380)	(116)	(380)	—	—
Change in book overdrafts	(46)	(99)	(40)	(76)	(6)	(23)
Payments on debt	(422)	(199)	(370)	(97)	(52)	(102)
Exercises of stock options	—	4	—	4	—	—
Repurchase of common stock	(2)	—	(2)	—	—	—
Intercompany dividends(1)	—	—	—	—	(250)	—
Intercompany advances(1)	—	—	—	—	122	657
Other	(4)	(41)	(3)	(3)	(1)	(38)

Cash from financing activities	(590)	(1,096)	(531)	(755)	(187)	316

Net change in cash and cash equivalents	(666)	3,988	(664)	4,006	(2)	(18)
Cash and cash equivalents at beginning of period(2)	2,294	114	2,288	93	6	21

Cash and cash equivalents at end of period(2)	$1,628	$4,102	$1,624	$4,099	$4	$3

Cash paid (received) during the year for:
Interest, net of amount capitalized	$381	$391	$379	$391	$2	$—

Income taxes(3)	$47	$13	$284	$(9)	$(237)	$22

(1) Intercompany dividends, loans and advances represent payments and receipts between Forest Products and Real Estate and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. These amounts are eliminated and do not appear in the consolidated cash flows above.

(2) 2008 Includes cash and cash equivalents of discontinued operations.

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

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 28, 2008

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

In December 2008, our board of directors amended our bylaws to adopt a December 31 fiscal year-end. Previously we reported results on a fiscal calendar ending the last Sunday of the calendar year. Third quarter 2008 ended September 28, 2008, and included 91 days. Year-to-date 2008 included 273 days. Beginning in 2009, we report our results on a calendar quarter. Third quarter 2009 ended September 30, 2009, and included 92 days. Year-to-date 2009 included 273 days.

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

The Company has evaluated events and transactions through November 5, 2009, the date these financial statements were issued, for items that should potentially be recognized or disclosed.

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year for consistency with our 2009 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest. “Note 2: Accounting Pronouncements” discusses the noncontrolling interest presentation changes.

NOTE 2: ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES WE IMPLEMENTED IN 2009

We changed how we disclose or account for the following during 2009:

•	references to accounting guidance,

•	fair value measurements for nonfinancial assets and nonfinancial liabilities,

•	noncontrolling interests,

•	disclosures about fair value of financial instruments and

•	subsequent events.

The FASB Accounting Standards CodificationTM (the Codification)

On July 1, 2009, the FASB issued the Codification to establish a single level of authoritative nongovernmental U.S. GAAP and eliminate the previous U.S. GAAP hierarchy. All other literature outside of the Codification is non-authoritative with the exception of SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.

Our adoption of the Codification during the third quarter did not change our application of U.S. GAAP nor did it have any impact on our results of operations, financial position or cash flows.

Fair Value Measurements for Nonfinancial Assets and Nonfinancial Liabilities

We adopted FASB guidance for fair value measurements and disclosures of financial assets and financial liabilities in the first quarter of 2008. The FASB deferred the effective date of this guidance for one year as it applies to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted the deferred guidance in the first quarter of 2009. This guidance:

•	provides a common definition of fair value,

•	establishes a framework for measuring fair value in generally accepted accounting principles and

•	expands disclosures about fair value instruments.

It applies when other accounting standards require or permit fair value measurements. However, it does not require any new fair value measurements.

Nonfinancial assets and nonfinancial liabilities affected by this guidance include:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment,

•	reporting units measured at fair value in the first step of a goodwill impairment test,

•	nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment assessment and

•	asset retirement obligations initially measured at fair value.

This guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

The adoption of the guidance for nonfinancial assets and nonfinancial liabilities resulted in additional disclosure in “Note 8 – Real Estate Impairments and Other Related Charges.” It did not have a material impact on our results of operations, financial position, or cash flows.

Noncontrolling Interests

In December 2007, the FASB issued guidance that affects the presentation of noncontrolling interests which:

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

Our adoption of this guidance in the first quarter of 2009 did not have a material impact on our results of operations, financial position or cash flows. We did change the presentation of noncontrolling interests on our consolidated financial statements.

Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued guidance requiring disclosure of the fair value of financial instruments in interim reporting periods beginning in the second quarter of 2009. The additional disclosure is included in “Note 12 – Fair Value of Financial Instruments.”

Subsequent Events

In May 2009, the FASB issued guidance on subsequent event accounting which:

•	incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP,

•	requires evaluation of subsequent events through the date financial statements are “issued” or “available to be issued,”

•	refers to the types of subsequent events as either “recognized subsequent events” or “nonrecognized subsequent events” and

•	requires disclosure of the date through which subsequent events are evaluated.

Our adoption of this guidance during the second quarter did not have a material impact on our results of operations, financial position or cash flows.

ACCOUNTING CHANGES THAT TAKE EFFECT IN THE FUTURE

Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued guidance that amends postretirement disclosure requirements to include:

•	qualitative disclosures about how pension investment allocation decisions are made;

•	disclosures about the major categories of plan assets and concentrations of risk; and

•	disclosures about fair value measurements, including the methods and inputs used to measure the fair value of plan assets.

This guidance is effective during the fourth quarter of 2009 and we are currently evaluating the effect that the adoption of this guidance will have on our financial statement disclosures.

Variable Interest Entities

In June 2009, the FASB issued guidance which amends existing consolidation guidance over variable interest entities (VIEs). The new guidance:

•

changes the required approach for identifying the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards calculation with a qualitative approach that focuses on identifying who has the power to direct activities that significantly impact an entity’s economic performance,

•

requires reconsideration of whether an entity is a VIE when there is a loss of power from changes to voting or similar rights to direct the activities that significantly impact the entity’s economic performance,

•	requires ongoing assessment of whether an enterprise is the primary beneficiary of a VIE and

•	requires additional disclosures over involvement with a VIE.

This guidance is effective in first quarter 2010 and we are currently evaluating the effect that the adoption of this guidance will have on our financial position, results of operations and cash flows.

NOTE 3: DISCONTINUED OPERATIONS

There are no operations classified as discontinued for the quarter and year-to-date periods ended September 30, 2009.

Our discontinued operations for the quarter and year-to-date periods ended September 28, 2008, include the operations of our Containerboard, Packaging and Recycling business and our Australian operations, both of which were sold in third quarter 2008.

The following table summarizes net sales and revenues and net earnings from discontinued operations for the quarter and year-to-date periods ended September 28, 2008:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 28, 2008
Net sales and revenues	$514	$3,301

Income from operations	28	331
Interest expense	—	(1)
Equity in income of affiliates	1	5
Income tax expense	(13)	(121)

Earnings from operations	16	214

Pretax gain on divestiture and sales	1,379	1,379
Income tax expense	(915)	(915)

Net gain on divestiture and sales	464	464

Net earnings from discontinued operations	$480	$678

Results of discontinued operations:

•	exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments,

•	include an allocation of net pension income and

•	include interest expense only if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction.

Discontinued operations related to our Containerboard, Packaging and Recycling business do not include any allocation of interest expense. Discontinued operations related to our Australian operations include interest expense.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

Our basic and diluted earnings (loss) per share attributable to Weyerhaeuser shareholders was:

•	$0.00 during third quarter and $(1.75) during year-to-date 2009 and

•	$1.33 during third quarter and $0.17 during year-to-date 2008.

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share for the quarters and year-to-date periods ended September 30, 2009, and September 28, 2008, due to our net loss position from continuing operations. Some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Stock options	11,901	10,580	11,677	10,244
Performance share units	219	464	220	511
Restricted stock units	745	731	700	729

Share Repurchase Program

In December 2008, we announced a stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding common shares. Through September 30, 2009, we had repurchased a total of 66,691 shares of common stock for approximately $2 million under the program. These repurchases took place during first half 2009 and all common stock purchases under the program were made in open-market transactions.

NOTE 5: SHARE-BASED COMPENSATION

We granted 1,504,850 stock options, 94,850 stock appreciation rights and 238,344 restricted stock units in 2009. In addition, 193,982 outstanding restricted stock unit awards vested during 2009, resulting in the issuance of 134,452 shares of common stock. The number of stock units vested and the number of common shares issued will differ as a portion of the shares awarded are withheld to cover employee taxes.

STOCK OPTIONS

Most of the stock options were granted with the following standard vesting and post-termination vesting terms:

•	options vest ratably over 4 years;

•	options either vest or continue to vest in the event of death, disability, retirement or involuntary termination; and

•	options must be exercised within 10 years of the grant date.

In addition, we granted 295,600 stock options to certain executives with the following vesting terms and post-termination provisions:

•	options vest at the end of a 4-year required service period;

•	options fully or partially vest in the event of death, disability or involuntary termination; and

•	unvested options will be forfeited in the event of retirement.

The weighted average exercise price of all of the stock options granted in 2009 was $25.29.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2009

	10-YEAR STANDARD OPTIONS	10-YEAR EXECUTIVE OPTIONS
Expected volatility	36.61%	36.51%
Expected dividends	3.95%	3.95%
Expected term (in years)	6.16	7.08
Risk-free rate	2.54%	2.75%
Weighted average grant date fair value	$6.50	$6.69

STOCK APPRECIATION RIGHTS

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 30, 2009.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of September 30, 2009

September 30, 2009
Expected volatility	43.23%
Expected dividends	0.55%
Expected term (in years)	3.88
Risk-free rate	1.83%
Weighted average fair value	$6.74

RESTRICTED STOCK UNITS

The weighted average fair value of the restricted stock units granted in 2009 was $25.41. Standard vesting and post-termination vesting terms for restricted stock units granted in 2009 were as follows:

•	restricted stock units vest ratably over 4 years; and

•	restricted stock units will be forfeited upon termination of employment for any reason, including retirement or involuntary termination.

NOTE 6: CHARGES FOR FOREST PRODUCTS RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Actions related to the following Wood Products operations, coupled with corporate restructuring, resulted in the majority of closure and restructuring charges in 2008 and 2009:

TYPE OF OPERATION	LOCATION	CURRENT STATUS
Softwood lumber	Aberdeen, WA	Permanently closed
	Coburg, OR	Permanently closed
	Carrot River, SK	Permanently closed
	Dallas, OR	Permanently closed
	Green Mountain, WA	Permanently closed
	Kamloops, BC	Permanently closed
	Pine Hill, AL	Indefinitely closed
	Taylor, LA	Permanently closed
	Wright City, OK	Indefinitely closed
Veneer and plywood	Aberdeen, WA	Permanently closed
	Dodson, LA	Indefinitely closed
	Hudson Bay, SK	Permanently closed
	Pine Hill, AL	Indefinitely closed
Engineered I-joists	Evergreen, AL	Indefinitely closed
	Valdosta, GA	Indefinitely closed
Engineered wood products	Colbert, GA	Indefinitely closed
	Deerwood, MN	Indefinitely closed
	Evergreen, AL	Indefinitely closed
	Hazard, KY	Indefinitely closed
	Junction City, OR	Indefinitely closed
	Simsboro, LA	Indefinitely closed
Strand technology	Drayton Valley, AB	Permanently closed
	Hudson Bay, SK	Indefinitely closed
	Miramichi, NB	Permanently closed
	Wawa, ON	Indefinitely closed
Hardwood lumber	Delta, BC	Permanently closed
Trus Joist® Commercial division	Various	Sold
Trucking	Albany, OR	Permanently closed
iLevel® service centers	7 U.S. distribution facilities	Sold

	9 U.S. distribution facilities	Permanently closed

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

Charges for Forest Products restructuring, closures and asset impairments for the quarters and year-to-date periods ended September 30, 2009, and September 28, 2008, include:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Restructuring and closure charges:
Termination benefits	$4	$10	$83	$86
Pension and postretirement charges	61	(2)	96	(1)
Other restructuring and closure costs	2	1	16	9

	67	9	195	94
Less: discontinued operations	—	1	—	(7)

Charges for restructuring and closures	$67	$10	$195	$87

Asset Impairments:
Long-lived assets	$36	$59	$60	$136
Goodwill	—	6	3	11
Other assets	—	1	11	6

	36	66	74	153
Less: discontinued operations	—	(1)	—	(6)

Impairment of goodwill and other assets	$36	$65	$74	$147

The restructuring and closure charges recognized in 2009 are primarily related to corporate restructuring activities and the Wood Products closures and curtailments listed in the above table. Restructuring activities in third quarter 2009 include a $60 million noncash pension charge triggered by the amount of lump-sum distributions paid in 2009 to former employees – see “Note 13: Pension and Other Postretirement Benefit Plans” for more information. Additional costs were recognized in 2009 in connection with previously announced facility closures.

The restructuring and closure charges recognized in 2008 primarily include charges for permanent closures and curtailments listed in the above table and other costs recognized in connection with previously announced closures.

Long-lived asset impairment charges were $60 million in 2009, of which $48 million related to Wood Products facilities and corporate-region buildings. The fair values of the assets were determined using significant other observable inputs (Level 2) based on market quotes and significant unobservable inputs (Level 3) based on discounted cash flow models. The remaining $12 million relates to software costs.

Long-lived asset impairment charges in 2008 related primarily to capitalized interest on impaired Real Estate projects and Wood Products facility closures and curtailments listed in the above table.

Goodwill impairment charges recognized in 2009 relate to goodwill in our hardwoods and industrial wood products reporting unit. Goodwill impairment charges recognized in 2008 relate to operations in our iLevel® wood products reporting unit.

Changes in accrued termination benefits related to restructuring and facility closures during the year-to-date period ended September 30, 2009, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2008	$53
Charges	83
Payments	(98)
Other adjustments	5

Accrued severance as of September 30, 2009	$43

The majority of the accrued severance balance as of September 30, 2009, is expected to be paid within one year.

NOTE 7: OTHER OPERATING INCOME, NET

Other operating income, net:

•	excludes our Real Estate operations,

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Various Income and Expense Items Included in Forest Products Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Gain on sale of non-strategic timberlands	$(163)	$—	$(163)	$—
Gain on sale of Containerboard, Packaging and Recycling	—	(1,173)	—	(1,173)
Gain on sale of Australian operations	—	(211)	—	(211)
(Gain) loss on sale of assets and other operations	1	(6)	(22)	(25)
Foreign exchange (gain) loss	(17)	13	(34)	21
Litigation (reimbursements) expense, net	—	(6)	9	30
Land management income	(5)	(7)	(14)	(16)
Environmental remediation reserve adjustments	—	1	—	18
Insurance recoveries	—	—	(13)	(6)
Gain on change in postretirement benefits	—	—	—	(52)
Other, net	—	21	(18)	4

	(184)	(1,368)	(255)	(1,410)
Less: discontinued operations	—	(1,361)	—	(1,402)

Total other operating income, net	$(184)	$(7)	$(255)	$(8)

Foreign exchange (gains) losses result primarily from changes in exchange rates between the U.S. dollar and the Canadian dollar.

The $163 million pretax gain on sale of non-strategic timberlands resulted from the sale of 140,000 acres in northwestern Oregon in third quarter 2009.

The total pretax gain on the 2008 sale of our Australian operations was $217 million; $211 million was recorded in other operating income, net and $6 million was recorded in equity in income of affiliates. The full $217 million is presented on the Consolidated Statement of Earnings as earnings from discontinued operations, net of taxes.

NOTE 8: REAL ESTATE ASSET IMPAIRMENTS AND OTHER RELATED CHARGES

We review homebuilding long-lived assets and investments within our Real Estate segment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets are stated at cost unless events or circumstances trigger an impairment review. If a triggering event occurs and the asset’s carrying amount is not recoverable, we record an impairment loss, which is the difference between the asset’s book value and fair value. The determination of fair value is based on appraisals and market pricing of comparable assets when that information is available, or the discounted value of estimated future net cash flows from these assets.

During 2008 and 2009, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, and increase customer incentives. The recoverability of our investments was reassessed, which triggered impairment charges. Asset impairments are recorded as adjustments to the cost basis of inventory and investments.

Total Real Estate Impairment and Other Related Charges

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Impairments of long-lived assets and other related charges:
Charges attributable to Weyerhaeuser shareholders:
Real estate impairments	$41	$226	$90	$505
Write-off of pre-acquisition costs	2	4	37	16
Other impairment related charges	—	—	3	—

	43	230	130	521
Charges attributable to noncontrolling interests	3	—	11	26

Total impairments of long-lived assets and other related charges	46	230	141	547

Impairments of investments and other related charges:
Charges attributable to Weyerhaeuser shareholders	(1)	6	28	81
Charges attributable to noncontrolling interests	1	4	4	36

Total impairments of investments and other related charges	—	10	32	117

Total Real Estate impairments and other related charges	$46	$240	$173	$664

The write-off of pre-acquisition costs primarily relates to forfeited deposits on options to purchase land. The charge for third quarter 2009 includes the forfeiture of a deposit on one project that was planned for development of approximately 385 residential lots. As of September 30, 2009, we control approximately 64,000 lots under option.

Impairments of investments and other related charges relate to loans and investments in unconsolidated entities.

In addition to the Real Estate charges included above, Forest Products has recorded charges for the impairment of interest that previously was capitalized on Real Estate assets of $1 million and $19 million in third quarters 2009 and 2008, respectively, and $2 million and $47 million during the year-to-date periods ended September 30, 2009, and September 28, 2008, respectively. These charges are classified as Forest Products charges for asset impairments in the accompanying Consolidated Statement of Earnings.

Given the current economic environment, approximately one-third of our 118 real estate projects had triggering events in third quarter 2009 that required the project to be reviewed for recoverability. Of the projects that were reviewed, 12 were impaired.

Additional fair value information related to the Real Estate assets that were impaired in third quarter 2009 is provided in the following table:

		Fair Value Measurements Using
DOLLAR AMOUNTS IN MILLIONS	Fair Value of Impaired Assets at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Charges in Third Quarter 2009
Real estate held for sale or development	$59	$—	$48	$11	$41

The significant unobservable inputs (Level 3) reported above are discounted future cash flows of the projects. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in third quarter 2009 ranged from 12 percent to 21 percent. See “Critical Accounting Policies” in Management’s Discussion and Analysis for additional information regarding our evaluation of real estate impairments.

NOTE 9: RESTRUCTURING OF URUGUAY JOINT VENTURES

In April 2008, we completed the process of restructuring our ownership interests in Uruguay and partitioned the timberland and other assets formerly owned through a joint venture. As part of the partitioning, we contributed $23 million, net of cash acquired, to obtain full ownership of a plywood mill formerly owned through the joint venture. These assets and the results of their operations were consolidated in the accompanying financial statements as of April 2008. An estimated noncash restructuring gain of $101 million was recorded in our Corporate and Other segment during second quarter 2008. An additional $149 million gain was recorded in fourth quarter 2008 when the valuation of the partitioned assets was finalized. There was no tax provision on the gain primarily due to a forestry exemption from income taxes in Uruguay, and the fact that the assets are considered indefinitely invested.

NOTE 10: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	DECEMBER 31, 2008
Logs and chips	$26	$63
Lumber, plywood, panels and engineered lumber	155	260
Pulp and paperboard	95	126
Other products	82	103
Materials and supplies	140	150

Total inventories	$498	$702

NOTE 11: ACCRUED LIABILITIES

Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	DECEMBER 31, 2008
Wages, salaries, severance and vacation pay	$261	$334
Pension and postretirement	83	88
Income taxes	2	53
Taxes – Social Security and real and personal property	39	41
Interest	58	120
Dividends	—	53
Customer rebates and volume discounts	41	70
Deferred mineral income	32	34
Other	192	192

Total accrued liabilities	$708	$985

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

This note provides details about our:

•	debt and

•	other financial instruments.

FAIR VALUE OF DEBT

The fair value of our long-term debt was $5.3 billion as of September 30, 2009. The estimated fair values and carrying values consisted of the following:

	September 30, 2009		December 31, 2008
DOLLAR AMOUNTS IN MILLIONS	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Liabilities:
Long-term debt (including current maturities)
Forest Products	$5,191	$4,938	$5,560	$4,605
Real Estate	$404	$392	$456	$381

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

The inputs to the valuations of our long-term debt instruments are based on market data obtained from independent sources or information derived principally from observable market data.

The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

SUBSEQUENT EVENT – DEBT OFFERING

On October 1, 2009, we issued notes totaling $500 million. The notes are unsecured senior obligations bearing an interest rate of 7.375 percent due October 1, 2019. The net proceeds after deducting the discount, underwriting fees and issuance costs were $491 million.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

We believe that our other financial instruments, including cash, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value and

•	the allowance for doubtful accounts.

We also have long-term investments that are classified as available-for-sale securities. These securities’ carrying values approximate their fair values.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We recognized net pension and other postretirement benefit costs of $10 million and credits of $77 million during the year-to-date periods ended September 30, 2009, and September 28, 2008, respectively. The components of net periodic benefit credits (costs) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Service cost	$(14)	$(19)	$(43)	$(79)
Interest cost	(67)	(73)	(206)	(224)
Expected return on plan assets	114	141	354	428
Amortization of gain (loss)	(8)	8	(22)	18
Amortization of prior service costs	(4)	(6)	(14)	(23)
Loss due to curtailment, settlement and special termination benefits	(62)	(58)	(93)	(59)

Total net periodic benefit credits (costs)	$(41)	$(7)	$(24)	$61

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Service (cost) credit	$1	$(1)	$(1)	$(11)
Interest cost	(9)	(13)	(28)	(45)
Amortization of loss	(4)	(6)	(12)	(15)
Amortization of prior service credits	22	30	63	35
Gain (loss) due to curtailment and special termination benefits	—	—	(8)	52

Total net periodic benefit credits	$10	$10	$14	$16

The 2009 curtailments and special termination benefits are related to involuntary terminations due to restructuring activities and the closure of Wood Products facilities.

During third quarter 2009, amendments were approved for our postretirement medical and life insurance benefits for certain retirees and employees covered by plans in Canada. The changes to the Canadian plans included a decrease in the amounts we will pay for postretirement medical and life insurance for certain retirees and employees. Due to the changes, the plans’ liabilities were remeasured as of August 31, 2009, using a discount rate of 5.9 percent.

During third quarter 2009, the cumulative lump-sum distributions for the year triggered a settlement in the U.S. qualified pension plan for salaried employees. The plan’s assets and liabilities were remeasured as of August 31, 2009 – the date the settlement was triggered. The assets were remeasured to their estimated fair values. The liabilities were remeasured using a discount rate of 6.1 percent.

The net effect of these third quarter 2009 plan amendments, settlements and related plan remeasurements was:

•	a $60 million pension settlement charge recognized in third quarter 2009;

•	a $53 million reduction in pension and postretirement liabilities; and

•	a $79 million net credit in cumulative other comprehensive income (loss) (OCI) which is comprised of a $113 million pretax credit to cumulative OCI, net of $34 million in deferred taxes.

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

During third quarter 2008, we recognized a $59 million charge for settlement of the qualified pension plan that was transferred to International Paper and other plan curtailments and special termination benefits related to the transaction. This charge was included in the net gain on the sale of the Containerboard, Packaging and Recycling business and is presented in discontinued operations in the accompanying Consolidated Statement of Earnings.

FAIR VALUE OF PENSION PLAN ASSETS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, the value reported for our pension plan assets at the end of 2008 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We finalized the valuations of our pension plan assets during second quarter 2009. Based on the final valuations, the year-end value of the pension plan assets was less than the estimated values reported as of December 31, 2008.

Use of the final valuations would have changed our balance sheet as of December 31, 2008, as follows:

•	$137 million decrease in deferred pension and other assets;

•	$149 million increase in deferred pension, other postretirement benefits and other liabilities;

•	$103 million decrease in the liability for deferred income taxes; and

•	$183 million net increase in cumulative other comprehensive loss, which would have resulted in a reduction in total Weyerhaeuser shareholders’ interest.

The above adjustments were recorded in first half 2009. Further adjustments were made to the balance sheet as of September 30, 2009, as a result of the remeasurement of the U.S. qualified pension plan for salaried employees discussed above.

RECEIVABLES FROM PENSION TRUST

During 2008 and first quarter 2009, we provided short-term liquidity to the U.S. pension trust through short-term loans. As of September 30, 2009, we have total receivables from the pension trust of $285 million. These loans do not affect the net funded status of the pension plans and therefore do not change any of the balance sheet effects discussed above.

EXPECTED PENSION FUNDING

During 2009:

•	We are not required to make any contributions to our U.S. qualified pension plans.

•	We expect to pay benefits of approximately $19 million for our U.S. nonqualified pension plans.

•

We are required to contribute approximately $7 million to our Canadian pension plans (registered and nonregistered) in accordance with the minimum funding rules of the respective provincial regulations. We also chose to make voluntary contributions of approximately $10 million to our largest registered plan during second quarter 2009. In addition, we made contributions of $5 million to our largest registered plan in October 2009 – $3 million of voluntary contributions and $2 million that was required due to a partial windup of the plan for Ontario members in 2008.

•	We expect to pay benefits of approximately $64 million for our U.S. and Canadian other postretirement benefit plans.

2010 CHANGES TO U.S. RETIREMENT PLAN

On August 6, 2009, we announced changes to the Weyerhaeuser Company Retirement Plan for Salaried Employees (the pension plan for U.S. employees receiving salaried benefits) for service earned on and after January 1, 2010. The changes include a reduced pension benefit, changes in how benefits payable before age 65 are determined and a change from a single lump sum optional form of payment to an option for seven equal annual installments. There will be no change in the plan’s Projected Benefit Obligation (PBO) for the 2009 plan year as a result of these changes. The changes also increased the minimum benefit under the plan for all years of service including those earned prior to January 1, 2010. This change will have an immaterial impact on the plan’s PBO. The effects of these changes will be reflected in the year end disclosures. All of these changes will impact net periodic pension benefit credits (costs) and required funding, if any, beginning in 2010.

NOTE 14: COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) attributable to Weyerhaeuser common shareholders, net of tax, was income of $106 million for third quarter 2009 and a loss of $415 million for year-to-date 2009.

Items Included in Our Comprehensive Income (Loss)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Consolidated net earnings (loss)	$(5)	$275	$(387)	$(28)
Other comprehensive income (loss):
Foreign currency translation adjustments	44	(37)	76	(71)
Actuarial net losses, net of tax	—	(213)	(175)	(187)
Prior service credits, net of tax	61	2	53	170
Net derivative gains (losses) on cash flow hedges, net of tax	—	(6)	—	15
Reclassification of net gains (losses) on cash flow hedges, net of tax	—	1	(1)	(6)
Unrealized gains (losses) on available-for-sale securities	1	—	2	(1)

Total other comprehensive income (loss)	106	(253)	(45)	(80)

Total comprehensive income (loss)	101	22	(432)	(108)
Less: comprehensive loss attributable to noncontrolling interests	5	5	17	64

Comprehensive income (loss) attributable to Weyerhaeuser common shareholders	$106	$27	$(415)	$(44)

The net actuarial loss and net prior service credits recognized in 2009 reflect the following changes as disclosed in “Note 13: Pension and Other Postretirement Benefit Plans:”

•	In first half we adjusted the net funded status of our pension plans as of December 31, 2008;

•	In third quarter we announced changes to and remeasured our postretirement benefit plans in Canada; and

•	In third quarter we remeasured our U.S. qualified pension plan for salaried employees.

Cumulative Other Comprehensive Loss

Our cumulative other comprehensive loss, net of tax, was $540 million as of September 30, 2009.

Items Included in Our Cumulative Other Comprehensive Loss

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	DECEMBER 31, 2008
Foreign currency translation adjustments	$374	$298
Net pension and other postretirement benefit loss not yet recognized in earnings, net of tax	(1,069)	(894)
Prior service credit not yet recognized in earnings, net of tax	152	99
Cash flow hedge fair value adjustments, net of tax	—	1
Unrealized gains on available-for-sale securities	3	1

Total cumulative other comprehensive loss	$(540)	$(495)

NOTE 15: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

Major legal proceedings involving us described in this section are:

•	hardboard siding claims and

•	alder antitrust litigation.

We also are a party to other legal matters generally incidental to our business.

The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

Status. Total claims and litigation costs paid through September 30, 2009, were $112 million. The reserve for future claim payments was $5 million as of September 30, 2009. We have recovered a total of $52 million through negotiated settlements with our insurance carriers.

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

Claims Activity and Average Damage Award Paid

	YEAR-TO-DATE ENDED	YEAR ENDED	YEAR ENDED
	SEPTEMBER 30, 2009	DECEMBER 31, 2008	DECEMBER 30, 2007
Number of claims filed during the period	1,775	1,755	1,460
Number of claims resolved	2,095	1,410	1,980
Number of claims unresolved at end of period	990	1,310	965
Number of damage awards paid	1,570	1,070	1,200
Average damage award paid	$1,269	$1,574	$2,100

Events and Claims. Here is a chronology of the settlement:

•	2000 – We entered into a nationwide settlement of hardboard siding class action cases and recognized a $130 million pretax charge to cover the estimated cost of the settlement and related claims.

•	2001 – We reassessed the adequacy of our reserve and increased it by $43 million.

•	2003 – The right to file claims from the first six-year period (1981-1986) expired.

•	2004 – We reduced our reserve by $20 million based on actual claims and litigation.

•	2006 – The right to file claims from the second six-year period (1987-1993) expired.

•	2006 – We reduced our reserve by another $23 million based on actual claims and litigation.

•	2008 – We reduced our reserve by $13 million based on actual claims and litigation.

Alder Antitrust Litigation

A class action lawsuit – filed against us in 2004 in U.S. District Court in Oregon – claimed:

•	Weyerhaeuser had an alleged monopoly on the alleged alder sawlog market in the Pacific Northwest.

•	Because of that alleged monopoly, we also were able to have a monopoly on or control the alleged market for finished alder in the Pacific Northwest.

•	We allegedly charged monopoly prices for finished alder lumber in the Pacific Northwest.

Status. In April 2008, a jury found in favor of the class and imposed trebled damages of $84 million. In first quarter 2009, we reached an agreement to settle the case and established a reserve of $20 million. The settlement was approved by the District Court and took effect September 11, 2009. We paid the settlement amount October 1, 2009.

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2008	$37
Reserve charges and adjustments, net	(4)
Payments	(4)

Reserve balance as of September 30, 2009	$29

Total active sites as of September 30, 2009	53

The changes in our reserves for remediation costs reflect:

•	new information on all sites concerning implementation of remediation alternatives,

•	updates on prior cost estimates and

•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $35 million.

That estimate – in which those additional costs may be incurred over several years – is the upper end of the range of reasonably possible additional costs. The estimate:

•	is much less certain than the estimates on which our accruals currently are based and

•	uses assumptions that are less favorable to us among the range of reasonably possible outcomes.

In estimating our current accruals and the possible range of additional future costs, we:

•	assumed we will not bear the entire cost of remediation of every site,

•	took into account other potentially responsible parties and

•	considered each party’s financial condition and probable contribution on a per-site basis.

We have not recorded any amounts for potential recoveries from insurance carriers.

Asbestos Management

Some of our sites have asbestos containing materials (ACM). We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recognized a liability because its fair value cannot be reasonably estimated.

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

In addition, we had Containerboard, Packaging and Recycling operations that were sold to International Paper in August 2008.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Effective with third quarter 2008, certain postretirement credits (costs) are no longer allocated to the Forest Products segments. These credits (costs) are reported in the Corporate and Other segment with the exception of our Real Estate segment and certain union-negotiated postretirement benefits that are reflected in the Cellulose Fibers segment. Postretirement credits (costs) due to curtailments, settlements or special termination benefits continue to be reported in the appropriate business segment and are not reflected in the table below. See “Note 13: Pension and Other Postretirement Benefit Plans” for more detailed information.

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Net postretirement credits (costs):
Timberlands	$—	$—	$—	$(2)
Wood Products	—	—	—	(13)
Cellulose Fibers	(2)	(1)	(5)	(7)
Real Estate	—	(1)	—	(3)
Containerboard, Packaging and Recycling	—	—	—	(10)
Corporate and Other	12	12	27	(1)

Total	$10	$10	$22	$(36)

An analysis and reconciliation of our business segment information to the respective information in the consolidated financial statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Sales to and revenues from unaffiliated customers:
Timberlands	$193	$254	$558	$675
Wood Products	588	1,006	1,724	3,043
Cellulose Fibers	390	447	1,103	1,352
Real Estate	196	329	567	1,054
Containerboard, Packaging and Recycling	—	497	—	3,169
Corporate and Other	40	88	121	331

	1,407	2,621	4,073	9,624
Less: sales of discontinued operations (Note 3)	—	(514)	—	(3,301)

	1,407	2,107	4,073	6,323

Intersegment sales:
Timberlands	122	253	408	821
Wood Products	16	36	49	144
Cellulose Fibers	—	1	—	7
Containerboard, Packaging and Recycling	—	—	—	2
Corporate and Other	3	8	8	28

	141	298	465	1,002

Total sales and revenues	1,548	2,405	4,538	7,325
Intersegment eliminations	(141)	(298)	(465)	(1,002)

Total	$1,407	$2,107	$4,073	$6,323

Net contribution (charge) to earnings:
Timberlands	$219	$107	$325	$322
Wood Products	(97)	(146)	(525)	(587)
Cellulose Fibers	166	78	297	176
Real Estate	(64)	(316)	(210)	(727)
Containerboard, Packaging and Recycling	—	10	—	204
Corporate and Other	(81)	1,369	(111)	1,439

	143	1,102	(224)	827
Interest expense (continuing and discontinued operations)	(115)	(136)	(344)	(421)
Less: capitalized interest	7	21	25	92

Income (loss) before income taxes (continuing and discontinued operations)	35	987	(543)	498
Income tax benefit (expense) (continuing and discontinued operations)	(35)	(707)	173	(462)

Net earnings (loss) attributable to Weyerhaeuser common shareholders	$—	$280	$(370)	$36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

FORWARD-LOOKING STATEMENTS

This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements:

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

STATEMENTS

We make forward-looking statements of our expectations regarding fourth quarter 2009, including:

•	our markets,

•	fee timber harvest levels and operating costs in the Timberlands segment,

•	sales of non-strategic timberlands,

•	demand and pricing for our wood products in the Wood Products segment,

•	increased expenses for annual planned maintenance and raw materials costs in the Cellulose Fibers segment,

•	average pulp price realizations,

•	home sale closings and prices,

•	cost control measures and

•	earnings and performance of our business segments.

We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and Euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, appraised values, availability of financing for home mortgages, strength of the U.S. dollar, employment rates and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	successful execution of our internal performance plans including restructurings, operating efficiencies and cost reduction initiatives;

•	changes in our business support functions and support costs;

•	performance of our manufacturing operations, including maintenance requirements;

•	changes in legislation or tax rules;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	weather;

•	loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	changes in accounting principles;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter and are affected by changes in:

•	economic activity in Europe and Asia – especially Japan, China and Korea;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

As disclosed in “Notes to Consolidated Financial Statements – Note 3: Discontinued Operations,” the following operations are classified as discontinued operations in the accompanying consolidated financial statements in the 2008 periods presented:

•	Containerboard, Packaging, and Recycling operations; and

•	Australian operations included in the Corporate and Other segment.

There are no operations classified as discontinued operations in 2009.

In reviewing our results of operations, it is important to understand the following:

•	Net sales and revenues and operating loss included in Consolidated Results below exclude the results of discontinued operations.

•	Net sales and revenues and net contribution to earnings reported in the individual segment discussions that follow include the results of discontinued operations.

In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser’s shareholders before interest expense not capitalized and income taxes.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended September 30, 2009, compared to the quarter and year-to-date periods ended September 28, 2008.

CONSOLIDATED RESULTS

How We Did Third Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2009, and September 28, 2008:

NET SALES AND REVENUES / OPERATING INCOME (LOSS) / NET EARNINGS (LOSS) – WEYERHAEUSER COMPANY

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Net sales and revenues	$1,407	$2,107	$(700)	$4,073	$6,323	$(2,250)
Operating income (loss)	$123	$(356)	$479	$(269)	$(1,020)	$751
Earnings from discontinued operations, net of tax	$—	$480	$(480)	$—	$678	$(678)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$—	$280	$(280)	$(370)	$36	$(406)
Net earnings (loss) attributable to Weyerhaeuser common shareholders per share, basic and diluted	$—	$1.33	$(1.33)	$(1.75)	$0.17	$(1.92)

Comparing 2009 with 2008

In 2009:

•	Net sales and revenues decreased $700 million – 33 percent – during third quarter and $2.3 billion – 36 percent – year-to-date.

•	Net earnings (loss) attributable to Weyerhaeuser common shareholders decreased $280 million – 100 percent – during third quarter and $406 million year-to-date.

Net sales and revenues

Net sales and revenues decreased primarily due to the continued market challenges for the U.S. homebuilding industry and weak pulp markets, reflected in the following:

•	lower demand and prices for residential building products – refer to the Wood Products segment discussion;

•	declines in the number of single-family homes closed and average selling prices – refer to the Real Estate segment discussion;

•	decreased western log sales due to weaker export and domestic markets – refer to the Timberlands segment discussion; and

•	lower pulp sales realizations – refer to the Cellulose Fibers segment discussion.

Net earnings (loss) attributable to Weyerhaeuser common shareholders

Net earnings (loss) attributable to Weyerhaeuser common shareholders decreased during third quarter 2009 primarily due to the following:

•

net gains from the sale of our Containerboard, Packaging and Recycling business and the sale of our Australian operations recognized in 2008 that did not recur in 2009 – refer to the Corporate and Other segment discussion and “Notes to Consolidated Financial Statements – Note 3: Discontinued Operations”;

•	decreased sales prices in all segments and harvest deferrals in Timberlands – refer to the individual segment discussions;

•	increased Corporate restructuring and impairment charges – refer to the Corporate and Other segment discussion; and

•	decreased income tax benefits related to our improved results from continuing operations as compared with 2008 and income tax adjustments – refer to the Income Taxes discussion.

These decreases during third quarter were partially offset by the following:

•	decreased Real Estate asset impairment charges – refer to the Real Estate segment discussion;

•	recognition of a gain on sale of 140,000 acres of non-strategic timberlands – refer to the Timberlands segment discussion;

•	recognition of alternative fuel mixture credits – refer to the Cellulose Fibers segment and the Other Liquidity Related Disclosures discussions; and

•	decreased costs in all segments as a result of our cost reduction initiatives, portfolio changes and operating efficiencies – refer to the individual segment discussions.

Net earnings (loss) attributable to Weyerhaeuser common shareholders for year-to-date 2009 decreased due to third quarter items noted above and:

•	loss of earnings due to the sale of our Containerboard, Packaging and Recycling business – refer to the Containerboard, Packaging and Recycling discussion; and

•

gains from the restructuring of our investments in Uruguay and from changes in our U.S. postretirement benefit plans recognized in 2008 that did not recur in 2009 – refer to the Corporate and Other segment discussion.

TIMBERLANDS

How We Did Third Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarter and year-to-date periods ended September 30, 2009, and September 28, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Net sales and revenues to unaffiliated customers:
Logs:
West	$84	$149	$(65)	$253	$418	$(165)
South	39	29	10	115	60	55
Canada	5	2	3	7	16	(9)

Subtotal log sales and revenues	128	180	(52)	375	494	(119)
Pay as cut timber sales	10	9	1	24	21	3
Timberlands sales and exchanges(1)	15	29	(14)	59	66	(7)
Higher and better use land sales(1)	5	1	4	10	9	1
Minerals, oil and gas	21	18	3	49	42	7
Products from international operations(2)	13	14	(1)	30	27	3
Other products	1	3	(2)	11	16	(5)

Subtotal net sales and revenues to unaffiliated customers	193	254	(61)	558	675	(117)
Intersegment sales:
United States	93	203	(110)	314	655	(341)
Other	29	50	(21)	94	166	(72)

Subtotal intersegment sales	122	253	(131)	408	821	(413)

Total sales and revenues	$315	$507	$(192)	$966	$1,496	$(530)

Net contribution to earnings	$219	$107	$112	$325	$322	$3

(1)	Higher and better use timberland and other non-strategic timberland are sold through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Third Quarter 2009 with Third Quarter 2008

In third quarter 2009:

•	Net sales and revenues to unaffiliated customers decreased $61 million – 24 percent.

•	Intersegment sales decreased $131 million – 52 percent.

•	Net contribution to earnings increased $112 million – 105 percent.

Net sales and revenues – unaffiliated customers

The $61 million decrease in net sales and revenues to unaffiliated customers resulted primarily from:

•	41 percent decrease in Western log sales volumes and 3 percent decrease in price realizations due to weaker domestic and export markets; and

•	$10 million decrease in land sales and exchanges, including higher and better use lands.

These were partially offset by a 46 percent increase in southern log sales volumes, primarily due to sales of fiber logs to International Paper for use at locations that previously were owned by Weyerhaeuser and grade log sales to domestic customers.

Intersegment sales

The $131 million decrease in intersegment sales was primarily due to the following:

•	fewer Weyerhaeuser mills in operation as a result of closures and curtailments of Wood Products operations in the United States; and

•	sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold the business to International Paper in August 2008.

Net contribution to earnings

The $112 million increase in net contribution to earnings resulted primarily from:

•	$163 million pre-tax gain on the third quarter 2009 sale of 140,000 acres of non-strategic timberland in northwestern Oregon; and

•	$19 million reduction of operating costs, including less salvage logging, lower diesel costs and reduced spending on roads and silviculture.

These increases were partially offset by:

•	$36 million due to 43 percent reduced harvest in the West and 25 percent reduced harvest in the South and

•	$33 million due to lower domestic and export prices.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues to unaffiliated customers decreased $117 million – 17 percent.

•	Intersegment sales decreased $413 million – 50 percent.

•	Net contribution to earnings increased $3 million – 1 percent.

Net sales and revenues – unaffiliated customers

The $117 million decrease in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales volumes decreased 35 percent and price realizations decreased 7 percent due to weaker domestic and export markets.

•	Canadian log sales volumes decreased 51 percent due to lower logging levels in all provinces as a result of fewer manufacturing operations and production curtailments.

These were partially offset by an 89 percent increase in southern log sales volumes, primarily due to sales of fiber logs to International Paper for use at locations that previously were owned by Weyerhaeuser, and higher grade log sales to domestic customers.

Intersegment sales

The $413 million decrease in intersegment sales was primarily due to the following:

•	fewer Weyerhaeuser mills in operation as a result of closures and curtailments of Wood Products operations in the United States; and

•	sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold the business to International Paper in August 2008.

Net contribution to earnings

The $3 million increase in net contribution to earnings was primarily due to:

•	$163 million pre-tax gain on third quarter 2009 sale of 140,000 acres of non-strategic timberland in northwestern Oregon;

•	$33 million reduction of operating costs which includes less salvage logging, lower diesel costs and reduced spending on roads and silviculture; and

•	$17 million reduction in selling, general and administrative costs as a result of cost cutting measures.

These were partially offset by:

•	$112 million due to 38 percent reduced harvest in the West and 25 percent reduced harvest in the South and

•	$97 million due to lower domestic and export prices in the West and South.

Our Outlook

We expect fourth quarter earnings to be lower than third quarter primarily due to additional harvest deferrals and seasonally higher silviculture costs. No significant non-strategic land sales are anticipated in fourth quarter.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Third party log sales – cubic meters:
West	1,156	1,970	(814)	3,529	5,401	(1,872)
South	981	672	309	2,812	1,486	1,326
Canada	144	83	61	211	432	(221)
International	84	53	31	234	181	53

Total	2,365	2,778	(413)	6,786	7,500	(714)

Fee depletion – cubic meters:
West	1,603	2,813	(1,210)	5,191	8,412	(3,221)
South	2,258	3,021	(763)	7,133	9,505	(2,372)

Total	3,861	5,834	(1,973)	12,324	17,917	(5,593)

WOOD PRODUCTS

How We Did Third Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2009, and September 28, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Net sales and revenues:
Softwood lumber	$226	$393	$(167)	$677	$1,157	$(480)
Engineered solid section	67	114	(47)	184	340	(156)
Engineered I-joists	47	79	(32)	123	238	(115)
Oriented strand board	63	113	(50)	176	328	(152)
Plywood	25	48	(23)	71	164	(93)
Hardwood lumber	54	72	(18)	161	232	(71)
Other products produced	37	63	(26)	119	163	(44)
Other products purchased for resale	69	124	(55)	213	421	(208)

Total	$588	$1,006	$(418)	$1,724	$3,043	$(1,319)

Net contribution to earnings	$(97)	$(146)	$49	$(525)	$(587)	$62

Comparing Third Quarter 2009 with Third Quarter 2008

In third quarter 2009:

•	Net sales and revenues decreased $418 million – 42 percent.

•	Net contribution to earnings improved $49 million – 34 percent.

Net sales and revenues

We have announced the closure and curtailment of a number of facilities. See “Notes to Consolidated Financial Statements – Note 6: Charges for Forest Products Restructuring, Closures and Asset impairments” for additional information. Demand for wood products was significantly weaker in 2009 compared to 2008 resulting in significant decreases in shipment volumes and prices for all product lines. The $418 million decrease in net sales and revenues was primarily due to the following:

•	Softwood lumber average price realizations decreased 15 percent and shipment volumes decreased 33 percent.

•	Engineered solid section average price realizations decreased 6 percent and shipment volumes decreased 38 percent.

•	Engineered I-joists average price realizations decreased 11 percent and shipment volumes decreased 32 percent.

•	Oriented strand board (OSB) average price realizations decreased 8 percent and shipment volumes decreased 39 percent.

•	Plywood average price realizations decreased 17 percent and shipment volumes decreased 38 percent.

•	Hardwood lumber average price realizations decreased 5 percent and shipment volumes decreased 20 percent.

•	Sales of other products purchased for resale decreased 44 percent primarily due to reduced market demand and closed distribution facilities.

Net contribution to earnings

Third quarter 2009 results improved compared to third quarter 2008 results. The $49 million increase in net contribution to earnings was primarily due to the following:

•	$48 million decrease in raw materials, mainly due to decreased log costs;

•	$40 million decrease in manufacturing and other cost of sales primarily due to closures, curtailments and increased operating efficiencies;

•	$28 million decrease in selling and administrative costs as a result of facility closures and our continued focus on reducing costs; and

•	$24 million decrease in restructuring, closure and asset impairment charges.

These cost improvements were partially offset by:

•	$69 million decrease due to lower sales price realizations and lower shipment volumes for all product lines,

•	$13 million decrease due to the 2008 reduction in the hardboard siding claims reserve and

•	$8 million decrease in contributions from other products purchased for resale as a result of reduced market demand and closed distribution facilities.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues decreased $1.3 billion – 43 percent.

•	Net contribution to earnings improved $62 million – 11 percent.

Net sales and revenues

The $1.3 billion decrease in net sales and revenues was primarily due to the following:

•	Softwood lumber average price realizations decreased 16 percent and shipment volumes decreased 30 percent.

•	Engineered solid section average price realizations decreased 4 percent and shipment volumes decreased 44 percent.

•	Engineered I-joists average price realizations decreased 7 percent and shipment volumes decreased 44 percent.

•	OSB average price realizations decreased 6 percent and shipment volumes decreased 43 percent.

•	Plywood average price realizations decreased 13 percent and shipment volumes decreased 51 percent.

•	Hardwood lumber average price realizations decreased 7 percent and shipment volumes decreased 25 percent.

•	Sales of other products purchased for resale decreased 49 percent primarily due to closed distribution facilities and reduced market demand.

Net contribution to earnings

The $62 million improvement in net contribution to earnings was primarily due to the following:

•	$133 million decrease in raw materials, mainly due to lower log costs;

•	$85 million decrease in selling and administrative costs as a result of facility closures and our continued focus on reducing costs; and

•	$54 million decrease in manufacturing and other cost of sales primarily due closures, curtailments and operating efficiencies.

These cost improvements were partially offset by:

•	$182 million decrease in sales price realizations in all product lines, especially lumber, plywood and OSB; and

•	$29 million decrease in contributions from other products purchased for resale as a result of reduced market demand and closed distribution facilities.

Our Outlook

We expect a higher fourth quarter operating loss with seasonally lower volumes and reduced prices.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Softwood lumber – board feet	803	1,197	(394)	2,589	3,706	(1,117)
Engineered solid section – cubic feet	3	6	(3)	10	18	(8)
Engineered I-Joists – lineal feet	43	63	(20)	105	189	(84)
Oriented strand board – square feet (3/8”)	363	595	(232)	1,084	1,903	(819)
Plywood – square feet (3/8”)	84	135	(51)	222	449	(227)
Hardwood lumber – board feet	66	83	(17)	193	258	(65)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Softwood lumber – board feet	777	1,107	(330)	2,430	3,474	(1,044)
Engineered solid section – cubic feet	3	6	(3)	8	18	(10)
Engineered I-Joists – lineal feet	36	60	(24)	80	179	(99)
Oriented strand board – square feet (3/8”)	390	585	(195)	1,094	1,952	(858)
Plywood – square feet (3/8”)	48	89	(41)	113	258	(145)
Hardwood lumber – board feet	54	64	(10)	157	202	(45)

CELLULOSE FIBERS

How We Did Third Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2009, and September 28, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Net sales and revenues:
Pulp	$297	$346	$(49)	$833	$1,046	$(213)
Liquid packaging board	73	73	—	216	214	2
Other products	20	28	(8)	54	92	(38)

Total	$390	$447	$(57)	$1,103	$1,352	$(249)

Net contribution to earnings	$166	$78	$88	$297	$176	$121

Comparing Third Quarter 2009 with Third Quarter 2008

In third quarter 2009:

•	Net sales and revenues decreased $57 million – 13 percent.

•	Net contribution to earnings increased $88 million – 113 percent.

Net sales and revenues

The effects of the global economic recession placed downward pressure on sales realizations as compared to third quarter 2008. The $57 million decrease in net sales and revenues was primarily due to decreased pulp price realizations of $160 per ton – 20 percent. However, pulp prices have increased during the third quarter 2009. The year over year revenue decrease was partially offset by:

•	Sales volumes for pulp increased 28,000 tons – 7 percent.

•	Liquid packaging board price realizations increased $16 per ton – 2 percent.

Net contribution to earnings

Net contribution to earnings increased $88 million primarily due to the following:

•

$122 million increase due to alternative fuel mixture credits, see “Liquidity and Capital Resources – Other Liquidity Related Disclosers” for more information related to the alternative fuel mixture credits;

•	$35 million decrease in freight, fiber, energy and chemical costs primarily as a result of lower prices for chips, fuels and chemicals; and

•	$15 million decrease in other operating, maintenance and administrative costs primarily due to cost reduction initiatives.

Partially offsetting these increases in earnings were the following:

•	$72 million decrease due to lower pulp price realizations as global pulp market demand remained weak and

•	$10 million decrease in other income and earnings from our interest in a newsprint joint venture primarily due to lower newsprint market prices.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues decreased $249 million – 18 percent.

•	Net contribution to earnings increased $121 million – 69 percent.

Net sales and revenues

Weaker pulp demand combined with a stronger US dollar placed downward pressure on price realizations and sales volumes. The $249 million decrease in net sales and revenues was primarily due to the following:

•	Pulp price realizations decreased $134 per ton – 17 percent.

•	Sales volumes for pulp decreased 57,000 tons – 4 percent.

•	Sales volumes for liquid packaging board decreased approximately 11,000 tons – 5 percent.

These decreases were partially offset by increased liquid packaging price realizations of $51 per ton – 5 percent.

Net contribution to earnings

Net contribution to earnings increased $121 million primarily due to the following:

•

$229 million increase due to alternative fuel mixture credits, see “Liquidity and Capital Resources – Other Liquidity Related Disclosers” for more information related to the alternative fuel mixture credits;

•	$67 million decrease in freight, fiber and energy costs primarily related to lower prices for chips and fuel;

•	$30 million decrease in other operating and administrative costs, primarily as a result of cost reduction initiatives;

•	$17 million decrease in costs for Canadian manufacturing operations primarily due to the strengthening of the U.S. dollar;

•	$12 million decrease in overall maintenance costs primarily due to timing and lower spending for annual maintenance outages net of increased spending for the extended outage at Columbus, MS; and

•	$11 million increase in liquid packaging board price realizations.

Partially offsetting these increases in earnings were the following:

•	$177 million decrease due to lower pulp prices and lower pulp sales volumes as global pulp market demand weakened,

•	$23 million decrease due to lower other product realizations,

•	$32 million decrease as a result of lower production due to maintenance and market downtime and

•	$10 million decrease due to higher chemical costs in the first half of the year.

Our Outlook

Excluding the effect of alternative fuel mixture credits, we expect earnings from operations for fourth quarter to be comparable to third quarter. Improved pulp price realizations are expected to be offset by increased annual maintenance and fiber costs.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Pulp – air-dry metric tons	450	422	28	1,254	1,311	(57)
Liquid packaging board – tons	74	77	(3)	215	226	(11)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Pulp – air-dry metric tons	429	452	(23)	1,212	1,324	(112)
Liquid packaging board - tons	71	75	(4)	213	216	(3)

REAL ESTATE

How We Did Third Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues and net contribution to earnings for the quarter and year-to-date periods ended September 30, 2009, and September 28, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Net sales and revenues:
Single-family housing	$185	$303	$(118)	$527	$986	$(459)
Land development	10	24	(14)	37	54	(17)
Other	1	2	(1)	3	14	(11)

Total	$196	$329	$(133)	$567	$1,054	$(487)

Net contribution to earnings	$(64)	$(316)	$252	$(210)	$(727)	$517

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended September 30, 2009, and September 28, 2008:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Homes sold	593	531	62	1,838	2,193	(355)
Homes closed	506	720	(214)	1,399	2,433	(1,034)
Homes sold but not closed (backlog)	997	984	13	997	984	13
Cancellation rate	22.2%	37.0%	(14.8)%	22.4%	30.7%	(8.3)%
Buyer traffic	15,614	29,942	(14,328)	54,236	92,753	(38,517)
Average price of homes closed	$366,000	$421,000	$(55,000)	$377,000	$405,000	$(28,000)
Single-family gross margin – excluding impairments (%)(1)	12.6%	16.5%	(3.9)%	12.6%	14.2%	(1.6)%

(1)	Single-family gross margin excluding impairments equals revenue less cost of sales and period costs other than impairments.

Comparing Third Quarter 2009 with Third Quarter 2008

In third quarter 2009:

•	Net sales and revenues decreased $133 million – 40 percent.

•	Net contribution to earnings increased $252 million – 80 percent.

Net sales and revenues

Third quarter net sales and revenues were significantly lower than the prior year. Third quarter closing volumes were affected by extremely weak orders in first quarter 2009. Sales of foreclosed homes have continued to put pricing pressure on new home sales prices. We have also experienced a shift in the mix of homes closed. Changes in mix reflect changes in product lines (entry-level homes versus move-up products) or changes in geographic markets where the closings occur. Increased affordability due to lower home prices, relatively low interest rates and tax credits available to qualifying first time home buyers have benefitted lower priced market segments. A greater proportion of closings were in lower priced markets in third quarter 2009 compared to third quarter 2008.

The $133 million decrease in net sales and revenues resulted primarily from:

•	Home closings decreased 30 percent to 506 in third quarter 2009 from 720 in third quarter 2008.

•	Average prices of single-family homes closed decreased 13 percent to $366,000 in third quarter 2009 from $421,000 in third quarter 2008.

•	Land and lot sales decreased $14 million. Land and lots sales are a routine part of our home building and land development business, but they do not occur evenly throughout the year.

Net contribution to earnings

The $252 million increase in net contribution to earnings resulted primarily from:

•	$194 million decrease in impairments and other related charges attributable to Weyerhaeuser shareholders;

•	$86 million increase in contribution from land and lot sales – $1 million loss third quarter 2009 compared to $87 million loss third quarter 2008; and

•

$23 million decrease in selling and general and administrative expenses due to lower sales volumes, a reduction in the number of open communities, and general cost cutting measures, including reductions in headcount.

These increases to net contribution to earnings were partially offset by:

•	$26 million decrease – 53 percent – in single-family gross margin primarily resulting from fewer closings and lower prices and margins due to the mix of homes closed;

•	$13 million increase in restructuring charges – primarily related to vacated office spaces and headcount reductions; and

•	$12 million of income from a commercial partnership investment in 2008 that did not recur in 2009.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues decreased $487 million – 46 percent.

•	Net contribution to earnings increased $517 million – 71 percent.

Net sales and revenues

Year-to-date net sales and revenues were significantly lower than the prior year. Year-to-date closings were affected by extremely weak orders in fourth quarter 2008 and first quarter 2009. Sales of foreclosed homes have continued to put pricing pressure on new home sales prices. We have also experienced a shift in the mix of homes sold with a greater proportion of 2009 sales in lower priced markets.

The $487 million decrease in net sales and revenues resulted primarily from:

•	Home closings decreased 42 percent to 1,399 year-to-date 2009 from 2,433 year-to-date 2008.

•	Average prices of single-family homes closed decreased 7 percent to $377,000 year-to-date 2009 from $405,000 year-to-date 2008.

Net contribution to earnings

The $517 million increase in net contribution to earnings resulted primarily from:

•	$444 million decrease in impairments and other related charges attributable to Weyerhaeuser shareholders;

•

$65 million decrease in selling and general and administrative expenses due to lower sales volumes, a reduction in the number of open communities, and general cost cutting measures, including a reduction in headcount; and

•	$102 million increase in contribution from land and lot sales.

These increases to net contribution to earnings were partially offset by:

•	$73 million decrease – 52 percent – in single-family gross margin, primarily as a result of fewer closings; and

•	$19 million increase in restructuring charges – primarily related to vacated office space and headcount reductions.

Our Outlook

We expect slightly improved results from homebuilding operations in fourth quarter due to seasonally increased closing volumes. We are currently considering a number of potential fourth quarter land sales in order to monetize tax benefits.

CONTAINERBOARD, PACKAGING AND RECYCLING

On August 4, 2008, we sold our Containerboard, Packaging and Recycling operations to International Paper. Subsequent to third quarter 2008, we no longer have results of operations for the segment.

Here are net sales and revenues to unaffiliated customers and net contribution to earnings for the quarter and year-to-date periods ended September 28, 2008:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CONTAINERBOARD, PACKAGING AND RECYCLING

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 28, 2008	SEPTEMBER 28, 2008
Net sales and revenues:
Containerboard	$42	$301
Packaging	388	2,449
Recycling	41	275
Kraft bags and sacks	9	56
Other products	17	88

Total	$497	$3,169

Net contribution to earnings	$10	$204

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	governance related corporate support activities and company wide initiatives, such as major information technology deployments;

•	transportation operations, including Westwood Shipping Lines and five short line railroads; and

•	results of international operations that have been disposed of and results of our investment in Uruguay prior to its restructuring in second quarter 2008.

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

How We Did Third Quarter and Year-to-Date 2009

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2009, and September 28, 2008:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008	2009 VS. 2008
Net sales and revenues	$40	$88	$(48)	$121	$331	$(210)

Net contribution to earnings	$(81)	$1,369	$(1,450)	$(111)	$1,439	$(1,550)

Comparing Third Quarter 2009 with Third Quarter 2008

In third quarter 2009:

•	Net sales and revenues decreased $48 million – 55 percent.

•	Net contributions to earnings decreased $1.5 billion.

Net sales and revenues

The $48 million decrease in net sales and revenues consisted of:

•	$31 million decrease in revenues from our Westwood shipping operations mainly due to reductions in volumes, freight rates and fuel surcharge income; and

•	$17 million decrease related to Australian operations that were sold in third quarter 2008.

Net contribution to earnings

Net contribution to earnings decreased $1.5 billion, primarily resulting from the following:

•	$1.17 billion pretax gain recognized in third quarter 2008 from the sale of our Containerboard, Packaging and Recycling business;

•	$217 million pretax gain recognized in third quarter 2008 from the sale of our Australian operations;

•

$58 million increase in restructuring charges and asset impairments, including a $60 million pension settlement charge triggered by the amount of distributions paid during 2009 to former salaried employees; and

•	$32 million from net reductions in pension and postretirement credits primarily due to plan remeasurements and curtailments.

These decreases were partially offset by $28 million increase in foreign exchange gains, primarily resulting from changes in exchange rates between the U.S. dollar and the Canadian dollar.

Comparing Year-to-Date 2009 with Year-to-Date 2008

During year-to-date 2009:

•	Net sales and revenues decreased $210 million – 63 percent.

•	Net contributions to earnings decreased $1.6 billion.

Net sales and revenues

The $210 million decrease in net sales and revenues consisted of:

•	$132 million decrease in revenues related to Australian operations that were sold in third quarter 2008; and

•	$78 million decrease in revenues from our Westwood shipping operations mainly due to reductions in volumes, freight rates and fuel surcharge income.

Net contribution to earnings

Net contribution to earnings decreased $1.6 billion, primarily as a result of the following:

•	$1.17 billion pretax gain recognized in 2008 from the sale of our Containerboard, Packaging and Recycling business;

•	$217 million pretax gain recognized in 2008 from the sale of our Australian operations;

•	$101 million pretax gain recognized in 2008 from restructuring our joint ventures in Uruguay;

•	$66 million increase in charges for asset impairments and restructuring activities primarily related to 2009 pension settlements and curtailments;

•	$52 million decrease in earnings from Westwood Shipping operations, as well as international operations that were disposed of in 2008; and

•	$49 million pretax gain recognized in 2008 from changes in our U.S. postretirement plans for current salaried employees.

These decreases were partially offset by the following:

•	$51 million increase in earnings from foreign exchange, primarily resulting from changes in exchange rates between the U.S. dollar and the Canadian dollar; and

•	$25 million decrease in administrative costs as a result of implementing company cost savings initiatives.

INTEREST EXPENSE

Including Real Estate and discontinued operations, our interest expense incurred was:

•	$115 million during third quarter and $344 million during year-to-date 2009, respectively.

•	$136 million during third quarter and $421 million during year-to-date 2008, respectively.

Interest expense incurred decreased primarily due to reductions in our debt.

INCOME TAXES

Our effective income tax rates for continuing operations were:

•	36.2 percent for 2009 and

•	42.3 percent for 2008.

For 2009, the income tax rate was higher than the statutory rate principally due to state income taxes. For 2008, in addition to the effect on state income taxes, the income tax rate for continuing operations was higher than the statutory rate because we are in a pretax loss situation receiving a tax benefit. Our income tax credits and other permanent tax deductions increased our 2008 tax benefits.

The expected rate for year-to-date 2009 excludes the following tax adjustments:

•	$15 million tax charge related to true-up of previous tax liabilities,

•	$9 million tax charge related to interest on unrecognized tax benefits and

•	$1 million tax charge due to state tax law and rate changes.

In 2008, the total amount of unrecognized tax benefits decreased by $16 million due to the lapse of applicable statutes of limitation. There was no tax provision on the second quarter 2008 gain in Uruguay primarily due to a forestry exemption from income taxes and the fact that these assets are considered indefinitely invested.

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

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

Consolidated net cash used by our operations was:

•	$276 million in 2009 and

•	$139 million in 2008.

Comparing 2009 with 2008

Consolidated net cash used by our operations in 2009 increased $137 million due primarily to the following:

•	Cash we received from customers decreased approximately $5.5 billion primarily due to the following:

•	We sold our Containerboard, Packaging and Recycling business in August of 2008.

•	Sales from our Wood Products and Real Estate segments decreased significantly in 2009 due to the continued deterioration of the U.S. housing market.

•	Sales from our Cellulose Fibers and Timberlands segments decreased in 2009 due to weaker market conditions.

•	We received $177 million cash from alternative fuel mixture credits in 2009.

•	Cash paid to employees, suppliers and others declined approximately $5.2 billion, primarily due to the sale of operations, the closure of facilities and our continued efforts to reduce costs.

•	Consolidated cash paid for income taxes in 2009 increased by $34 million as compared to 2008.

CASH FROM INVESTING ACTIVITIES

Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.

Summary of Capital Spending by Business Segment – Excluding Real Estate

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2009	SEPTEMBER 28, 2008
Timberlands	$67	$66
Wood Products	33	70
Cellulose Fibers	38	37
Containerboard, Packaging and Recycling	—	100
Corporate and Other	14	45

Total	$152	$318

We anticipate that our capital expenditures for 2009 – excluding acquisitions and our Real Estate segment – will be approximately $200 million. However, that could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

Proceeds from the Sale of Non-strategic Assets

Proceeds received from the sale of non-strategic assets in 2009 included:

•	$295 million from the sale of non-strategic timberlands in Oregon and

•	$20 million from the sale of our closed Honolulu box plant.

Proceeds received from the sale of non-strategic assets in 2008 included:

•	$6 billion from the sale of the Containerboard, Packaging and Recycling business;

•

$338 million from the sale of the Australian operations in 2008 – $36 million of which was received as a dividend and is included in the Investments in and advances to equity affiliates on the accompanying Consolidated Statement of Cash Flows; and

•	$62 million in 2008 from the sale of wood products facilities.

Discontinued operations are discussed in “Note 3: Discontinued Operations.”

CASH FROM FINANCING ACTIVITIES

Cash from financing activities includes:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends.

Debt

We paid debt, net of additional borrowings, of:

•	$422 million in 2009 and

•	$580 million in 2008.

Subsequent event – debt offering

On October 1, 2009 we issued notes totaling $500 million. The notes are unsecured senior obligations bearing an interest rate of 7.375 percent due October 1, 2019. The net proceeds after deducting the discount, underwriting fees and issuance costs were $491 million.

Credit Ratings

On February 26, 2009, Standards & Poor’s lowered its long-term rating of our debt to BBB- stable from BBB.

On May 6, 2009, Moody’s Investors Service changed its rating of our debt to Ba1 (stable) from Baa2.

On June 22, 2009, Dominion Bond Rating Service (DBRS) changed the trend on the ratings for our debt to Negative from Stable, including our Issuer Rating of BBB (high).

On September 3, 2009, Fitch Ratings downgraded ratings for our debt to “BB+” from “BBB-.”

Revolving credit facilities

As of September 30, 2009, Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under our credit facilities,

•	had $33 million in letters of credit drawn under the 2011 facility and

•	were in compliance with the credit facility covenants.

On September 14, 2009 Weyerhaeuser Company amended its $1.0 billion December 2011 revolving credit facility by entering into a First Amendment to the $1,000,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of December 19, 2006. The amendment decreased the amount of minimum defined net worth that the Company is required to maintain under the facility from $3.75 billion to $3.0 billion. In addition, the amendment reduced the amount that Weyerhaeuser Real Estate Company (WRECO) is permitted to borrow under the facility to $200 million from $400 million and modified the fees and interest rates payable under the facility. No other changes in the facility were made and $1.0 billion remains available under the facility until December 2011.

Also on September 14, 2009, Weyerhaeuser Company amended its $1.2 billion March 2010 revolving credit facility by entering into a First Amendment to the $1,200,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of December 19, 2006. The amendment decreased the amount of minimum defined net worth that the Company is required to maintain under the facility from $3.75 billion to $3.0 billion. In addition, the amendment reduced the size of the facility to $400 million from $1.2 billion, removed WRECO as a borrower under the facility and modified the fees and interest rates payable under the facility. No other changes in the facility were made and $400 million remains available under the facility until March 2010.

Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowing of the other under either of the Credit Facilities.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion and

•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	plus or minus accumulated comprehensive loss balance related to deferred pension and postretirement income or expense,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.

As of September 30, 2009, Weyerhaeuser Company had:

•	a defined net worth of $4.4 billion and

•	a defined debt-to-total-capital ratio of 54.2 percent.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facilities and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.

As of September 30, 2009, WRECO had:

•	a defined net worth of $833 million and

•	a defined debt-to-total-capital ratio of 61.9 percent.

There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO.

Paying dividends and repurchasing stock

We paid dividends of:

•	$116 million in 2009 and

•	$380 million in 2008.

We announced reduction in our quarterly dividend from 60 cents to 25 cents in December 2008. On July 7, 2009, our board of directors declared a dividend of 5 cents per share payable August 31, 2009, to shareholders of record at the close of business July 31, 2009.

During 2009, we repurchased 66,691 shares of common stock at a cost of $2 million under the stock-repurchase program authorized by our board of directors in December 2008.

OTHER LIQUIDITY RELATED DISCLOSURES

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code allows a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business. Our application for registration as a blender based on our use of black liquor as an alternative fuel was approved in May 2009. We began blending black liquor (a byproduct of our wood pulping process) and diesel fuel during the first week of April 2009 and have blended and used 457 million gallons of the alternative fuel mixture through September 30, 2009. The alternative fuel mixture credit is currently scheduled to expire on December 31, 2009. We recognized credits of $229 million year-to-date 2009 – of which we have received $177 million of cash and have recorded a receivable of $52 million – for black liquor blended through September 30, 2009.

Receivables from Pension Trust

During 2008 and first quarter 2009, we provided short-term liquidity to the U.S. pension trust through short-term loans. As of September 30, 2009, we have total receivables from the pension trust of $285 million. These loans do not affect the net funded status of the pension plans.

Variable Interest Entities

At the end of 2008, we reported that two special purpose entities (SPEs) – Jasmine Forest LLC and Jewell Forest LLC – held letters of credit provided by Dexia Bank Belgium S.A. (Dexia) that were secured by cash deposits in connection with two sales of timberlands by us. On January 19, 2009, Moody’s downgraded Dexia from Aa3 to A1. As a result, the SPEs were required to replace the Dexia letters of credit with letters of credit issued by another bank within 60 days. In first quarter 2009, the Dexia letters of credit supporting Jasmine Forest LLC and Jewell Forest LLC installment notes were replaced with letters of credit from Australia-New Zealand (ANZ) Bank and the deposits supporting the letters of credit were transferred from Dexia to ANZ Bank. The transfer occurred on March 12, 2009.

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

Actual results, however, may differ from the estimated amounts we have recorded. For a full description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. In addition to our critical accounting policies disclosed in our 2008 Annual Report, we have updated our pension and postretirement policy and added an Impairment of Long-Lived Assets: Real Estate policy.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate,

•	expected long-term rate of return,

•	anticipated trends in health care costs,

•	assumed increases in salaries and

•	mortality rates.

At the end of every year and when interim remeasurements are required we review our assumptions with external advisers and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position, results of operations and cash flows.

Other factors that affect our accounting for the plans include:

•	actual pension fund performance,

•	level of lump-sum distributions,

•	plan changes and

•	changes in plan participation or coverage.

This section provides more information about our:

•	expected long-term rate of return,

•	discount rate and

•	cash contributions.

Expected Long-Term Rate of Returns

Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plan. The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. After considering all available information at the end of 2008 and as of the third quarter 2009 remeasurement date, we continue to assume an expected long-term rate of return on our plan assets of 9.5 percent. Factors we considered include:

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

The actual return on plan assets in any given year may vary from our expected long-term rate of return. Actual returns on plan assets affect the funded status of the plans. Differences between actual returns on plan assets and the expected long-term rate of return are reflected as adjustments to cumulative other comprehensive income (loss), a component of total Weyerhaeuser shareholders’ interest.

Discount Rate

Our discount rate as of December 31, 2008, was:

•	6.3 percent for our U.S. plans – compared with 6.5 percent at December 30, 2007; and

•	7.3 percent for our Canadian plans – compared with 5.5 percent at December 30, 2007.

We review our discount rates annually or when triggered by remeasurement and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.

Pension and postretirement benefit expenses for 2009 were based on the assumed discounts rates as of December 31, 2008 – 6.3 percent for the U.S. plans and 7.3 percent for the Canadian plans – except as discussed below:

•

Due to plan changes in certain of our postretirement plans in Canada, we remeasured the liabilities for the postretirement plans as of August 31, 2009, using a discount rate of 5.9 percent. Beginning September 2009, postretirement benefit expense for the affected plans is based on the assumed discount rate of 5.9 percent.

•

Due to the volume of lump-sum distributions from our U.S. qualified plan for salaried employees, we recognized a pension settlement in third quarter 2009. For purposes of determining the settlement charge, we remeasured the plan’s assets and liabilities as of August 31, 2009 – the date the settlement was triggered. A discount rate of 6.1 percent was used.

Our discount rate is important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$2 million for our U.S. qualified pension plans and

•	$2 million for our Canadian registered pension plans.

Contributions Made and Benefits Paid

During 2008:

•	We were not required to and did not make any contributions to our U.S. qualified pension plans.

•	We paid benefits of approximately $23 million for our U.S. nonqualified pension plans.

•	We contributed approximately $5 million to our Canadian registered and nonregistered pension plans in accordance with minimum funding rules of the respective provincial regulations.

•	We paid benefits of approximately $62 million for our U.S. and Canadian other postretirement plans.

During 2009:

•	We are not required to make any contributions to our U.S. qualified pension plans.

•	We expect to pay benefits of approximately $19 million for our U.S. nonqualified pension plans.

•

We are required to contribute approximately $7 million to our Canadian pension plans (registered and nonregistered) in accordance with the minimum funding rules of the respective provincial regulations. We also chose to make voluntary contributions of approximately $10 million to our largest registered plan during second quarter 2009. In addition, we made contributions of $5 million to our largest registered plan in October 2009 – $3 million of voluntary contributions and $2 million that was required due to a partial windup of the plan for Ontario members in 2008.

•	We expect to pay benefits of approximately $64 million for our U.S. and Canadian other postretirement plans.

IMPAIRMENT OF LONG-LIVED ASSETS: REAL ESTATE

Ordinarily, we review homebuilding long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recorded long-lived homebuilding asset impairments and related charges of $547 million in 2008 and $141 million 2009.

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

Income Approach

We generally use the income approach to determine fair value of real estate for our inactive projects. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The fair value measurement is based on the value indicated by current market expectations regarding those future estimated cash inflows and outflows. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in year-to-date 2009 ranged from 12 percent to 21 percent. The income approach relies on management judgment regarding the various inputs to the undiscounted cash flow forecasts.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during year-to-date 2009 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Weyerhaeuser’s principal executive officer and principal financial officer have evaluated the effectiveness of Weyerhaeuser’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

No changes occurred in Weyerhaeuser’s internal control over financial reporting during third quarter that have materially affected, or are reasonably likely to materially affect, Weyerhaeuser’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 15: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

Results of operations and cash flows for our Cellulose Fibers segment for the current reporting period significantly benefited from Alternative Fuel Mixture Credits resulting from our qualification and registration as a producer and user of specified alternative fuel mixtures with the IRS. The Alternative Fuel Mixture Credit currently is scheduled to expire December 31, 2009. Changes to the U.S. Internal Revenue Code, such as earlier termination of the credit, repeal of the application of the credit to black liquor or decrease in credit amount, could materially affect cash flows and operating results during fourth quarter 2009.

See our 2008 Annual Report on Form 10-K for other risk factors that affect our business.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, we announced a stock-repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. As of September 30, 2009, we had repurchased a total of 66,691 shares of common stock for approximately $2 million under the program. These repurchases took place during first quarter 2009 and all common stock purchases under the program were made in open-market transactions. There were no common share repurchases during third quarter 2009.

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