Form 10-K
period 2009-12-31
WEYERHAEUSER CO
filed 2010-02-26
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [X]    Accelerated filer   [    ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [    ] Yes  [X] No

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,289,093,380 based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.

As of February 4, 2010, 211,358,955 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2010 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 15, 2010, are incorporated by reference into Part II and III.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS

We are a forest products company that grows and harvests trees, builds homes and makes a range of forest products essential to everyday lives. Our goal is to do this safely, profitably and responsibly. We are committed to operate as a sustainable company in the 21st Century. We focus on increasing energy and resource efficiency, reducing greenhouse gas emissions, reducing water consumption, conserving natural resources, and offering products that meet human needs with superior sustainability attributes. We operate with world class safety results, understand and address the needs of the communities in which we operate, and present ourselves transparently.

We have offices or operations in 10 countries and have customers worldwide. We manage 22 million acres of forests, and in 2009, we generated $5.5 billion in net sales from our continuing operations.

This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the fiscal year ended December 31, 2009.

We break out financial information such as revenues, earnings and assets by the business segments that form our company. We also discuss the development of our company and the geographic areas where we do business.

We report our financial results and condition in two groups:

•

Forest Products — our forest products-based operations, principally the growing and harvesting of timber, the manufacture, distribution and sale of forest products and corporate governance activities; and

•	Real Estate — our real estate development and construction operations.

Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company, including both Forest Products and Real Estate.

WE CAN TELL YOU MORE

AVAILABLE INFORMATION

We meet the information-reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports and statements —information about our company’s business, financial results and other matters — are available at:

•	the SEC Internet site — www.sec.gov;
•	the SEC’s Public Conference Room, 100 F St. N.E., Washington, D.C., 20549, (800) SEC-0330; and
•	our Internet site — www.weyerhaeuser.com.

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

OUR BUSINESS SEGMENTS

In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments:

•	Timberlands;
•	Wood Products;
•	Cellulose Fibers;
•	Real Estate;
•	Corporate and Other;
•	Fine Paper (divested in 2007); and
•	Containerboard, Packaging and Recycling (sold in 2008).

Detailed financial information about our business segments and our geographic locations is in Note 2: Business Segments and Note 22: Geographic Areas in the Notes to Consolidated Financial Statements, as well as in this section and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURRENT MARKET CONDITIONS

For the last few years we experienced the most severe recession since the 1930’s. The U.S. housing market experienced a significant downturn in this recession. The health of the U.S. housing market strongly affects our Real Estate, Wood Products and Timberlands segments. Real estate focuses on building single family homes. Wood Products primarily sells into the new residential building and repair and remodel markets, and demand for domestic logs is strongly correlated with the production of wood-based building products. Cellulose Fibers is primarily affected by global demand for absorbent pulp products and the value of the U.S. dollar.

COMPETITION IN OUR MARKETS

We operate in highly competitive domestic and foreign markets, with numerous companies selling similar products. Many of our products also face competition from substitutes for wood and

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	1

wood-fiber products. In real estate development, our competitors include numerous regional and national firms. We compete in our markets primarily through price, product quality and service levels.

Our business segments’ competitive strategies are as follows:

•	Timberlands — Extract maximum value for each acre we own or manage.
•	Wood Products — Deliver high-quality lumber, engineered wood products and integrated solutions to the residential construction and industrial markets.
•	Cellulose Fibers — Concentrate on value-added pulp products.
•	Real Estate — Deliver unique value propositions in target markets.

SALES OUTSIDE THE U.S.

In 2009, $1.6 billion — 28 percent — of our total consolidated sales and revenues, including sales from discontinued operations, were to customers outside the U.S. The table below shows sales outside the U.S. for the last three years.

SALES OUTSIDE THE U.S. IN MILLIONS OF DOLLARS
	2009	2008	2007
Exports from the U.S.	$1,247	$1,666	$2,020
Canadian export and domestic sales	73	240	583
Other foreign sales	247	563	513
Total	$1,567	$2,469	$3,116
Percent of total sales	28%	22%	18%

OUR EMPLOYEES

We have approximately 14,900 employees. This number includes:

•	13,450 employed by our corporate operations and forest products-based business segments in North America,
•	750 employed by our Real Estate segment and
•	700 employed by our operations outside of North America.

Of these employees, approximately 4,000 are members of unions covered by multi-year collective-bargaining agreements.

COMPARABILITY OF DATA

Over the last five years, we have made an acquisition to complement our key operations and have exited businesses that did not fit our long-term strategic direction. As you review our results for the past five years, it may be helpful to keep in mind the following acquisition and divestitures and the segments affected.

Summary of Recent Divestitures and Acquisition

YEAR	TRANSACTION	SEGMENTS AFFECTED
2009	Trus Joist ®Commercial division – sold	Wood Products segment
2008	Containerboard, Packaging and Recycling segment – sold	Containerboard, Packaging and Recycling segment
2008	Australian operations – sold	Corporate and Other segment
2008	Uruguay operations – partition completed	Timberland and Corporate and Other segments
2007	Fine Paper and related assets – divested	Fine Paper, Timberlands and Wood Products segments
2007	New Zealand operations – sold	Corporate and Other segment
2007	Canadian wood products distribution centers – sold	Wood Products segment
2006	North American and Irish composite panel operations – sold	Wood Products and Corporate and Other segments
2006	Maracay Homes – acquired	Real Estate segment
2005	Coastal British Columbia operations and timberlands (B.C Coastal) – sold	Wood Products and Timberlands segments
2005	French composite panel operations – sold	Corporate and Other segment

Additional information related to our discontinued operations can be found in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements. Information pertaining to segment comparability can be found in Note 2: Business Segments in the Notes to Consolidated Financial Statements.

WHAT WE DO

This section provides information about how we:

•	grow and harvest trees;
•	manufacture and sell products made from them;
•	build and sell homes; and
•	develop land.

For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS

Our Timberlands business segment manages 6.6 million acres of private commercial forestland worldwide. We own 5.8 million of those acres and lease the other 760,000 acres. In addition, we have renewable, long-term licenses on 15.2 million acres of forestland located in four Canadian provinces. The tables presented in this section include data from this segment’s business units as of the end of 2009.

WHAT WE DO

Forestry Management

Our Timberlands business segment:

•	grows and harvests trees for use as lumber, other wood and building products and pulp and paper;
•	exports logs to other countries where they are made into products;
•	plants seedlings — and in parts of Canada we use natural regeneration — to reforest the harvested areas using the most effective regeneration method for the site and species;
•	monitors and cares for the new trees as they grow to maturity; and
•	seeks to sustain and maximize the timber supply from our forestlands while keeping the health of our environment a key priority.

Our goal is to maximize returns by selling logs and stumpage to internal and external customers. We focus on solid wood and use intensive silviculture to improve forest productivity and returns while managing our forests on a sustainable basis to meet customer and public expectations.

International operations in this segment consist principally of forest plantations, forest licenses and converting assets in South America. We serve as managing partner in these operations which are either wholly-owned subsidiaries or joint ventures. In China, we are the managing partner in a joint venture established in 2007. We own 51 percent of this joint venture and Fujian Yong’An Forestry Company owns the remaining 49 percent. As of December 31, 2009, the joint venture managed 45,000 acres of timberlands with 486,000 seedlings planted in 2009.

Sustainable Forestry Practices

We are committed to responsible environmental stewardship wherever we operate, managing forests to produce financially mature timber while protecting the ecosystem services they provide. Our working forests include places with unique environmental, cultural, historical or recreational value. To protect their unique qualities, we follow regulatory requirements, voluntary standards and implement the Sustainable Forestry Initiative® (SFI) standard. Independent auditing of all of the forests we own or manage in the United States certifies that we meet the SFI standard. In Canada, we certify our forests to the Canadian Standards Association (CSA) standard. Our forestlands in Uruguay are the model for the developing Uruguayan national forest certification standard, and we have designed them to meet the Program for the Endorsement of Forest Certification (PEFC).

Canadian Forestry Operations

In Canada, we have licenses to operate forestlands that provide the volume for our manufacturing units in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government and generally based on prevailing market prices. We do not generate any profit in the Timberlands segment from the harvest of timber from the licensed acres in Canada.

Other Values From Our Timberlands

In the United States, we actively manage mineral, oil and gas leases on our land and use geologic databases to identify and market opportunities for commercial mineral and geothermal development. We recognize leasing revenue over the terms of agreements with customers. Revenue primarily comes from:

•	royalty payments on oil and gas production;
•	upfront bonus payments from oil and gas leasing and exploration activity;
•	royalty payments on hard minerals (rock, sand and gravel);
•	geothermal lease and option revenues; and
•	the sale of mineral assets.

In managing mineral resources, we generate revenue related to our ownership of the minerals and, separately, related to our ownership of the surface. The ownership of mineral rights and surface acres may be held by two separate parties. Materials that can be mined from the surface, and whose value comes from factors other than their chemical composition, typically belong to the surface owner. Examples of surface materials include rock, sand, gravel, dirt and topsoil. The mineral owner holds the title to commodities that derive value from their unique chemical composition. Examples of mineral rights include oil, gas, coal (even if mined at the surface) and precious metals. If the two types of rights conflict, then mineral rights are generally superior to surface rights. A third type of land right is geothermal, which can belong to either the surface or mineral owner. We routinely reserve mineral and geothermal rights when selling surface timberlands acreage.

Timberlands Products

PRODUCTS	HOW THEY’RE USED
Logs	Logs are made into lumber, other wood and building products and pulp and paper products
Timberlands	Timberland tracts are exchanged to improve our timberland portfolio or are sold to third parties by our land development subsidiary within this segment
Timber	Standing timber may be sold to third parties or converted into chips and other raw materials to be made into pulp and paper products
Minerals, oil and gas	Sold into construction and energy markets
Other products	Includes seed and seedlings, poles, as well as plywood and hardwood lumber produced by our international operations, primarily in South America

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	3

HOW WE MEASURE OUR PRODUCT

We report Timberlands data in cubic meters. Cubic meters measure the total volume of wood fiber in a tree or log that we can sell. Cubic meter volume is determined from the large- and small-end diameters and length and provides a more consistent and comparative measure of timber and log volume among operating regions, species, size and seasons of the year than other units of measure.

We also use two other units of measure when transacting business including:

•	thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log, but it does not include taper or recovery of nonlumber residual products;
•	green tons — used in the South to measure weight, but factors used for conversion to product volume can vary by species, size, location and season.

Both measures are accurate in the regions they are used, but they do not provide a meaningful basis for comparisons between the regions.

The conversion rate for MBF to cubic meters varies based on several factors including diameter, length and taper of the timber. The average conversion rate for MBF to cubic meters is approximately 6.7 cubic meters per MBF.

The conversion rate from green tons to cubic meters also varies based on the season harvested and the specific gravity of the wood for the region where the timber is grown. An average conversion rate for green tons to cubic meters is approximately 0.825 cubic meters per green ton.

WHERE WE DO IT

Our timberlands assets are located primarily in North America. In the U.S. we own and manage sustainable forests in nine states for use in wood products and pulp and paper manufacturing. We own or lease:

•	4.1 million acres in the southern U.S. (Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma and Texas); and
•	2.1 million acres in the Pacific Northwest (Oregon and Washington).

Our international operations are located primarily in Uruguay and China where, as of December 31, 2009, we own a total of 315,000 acres and have long-term leases on another 71,000 acres.

In addition, we have renewable, long-term licenses on 15.2 million acres of forestland owned by the provincial government of four Canadian provinces.

Our total timber inventory — including timber on owned and leased land in our U.S. and international operations — is approximately 306 million cubic meters. The timber inventory on licensed lands in Canada is approximately 383 million cubic meters. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

•	varies according to the species, size and quality of the timber; and
•	will change through time as the mix of these variables adjust.

The species, size and grade of the trees affects the relative value of our timberlands.

DISCUSSION OF OPERATIONS BY GEOGRAPHY

Summary of 2009 Timber Inventory and Timberland Locations

United States

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2009
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
U.S.
West	160	2,063	—	2,063
South	140	3,424	690	4,114
Total U.S.	300	5,487	690	6,177

Western United States

Our Western acres are well situated to serve the wood product markets in Oregon and Washington. Their location near Weyerhaeuser mills and many third-party facilities, allows for multiple sales opportunities. In addition, our location on the West Coast provides access to higher-value export markets for Douglas fir and hemlock logs in Japan, Korea and China. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, positions us to meet the needs of Pacific Rim log markets.

Our lands are composed primarily of Douglas fir, a species highly valued for its structural strength. Our coastal lands also contain western hemlock but to a lesser degree than our fir stands. Our management systems, which provide us a competitive operating advantage, range from research and forestry, to technical planning models, mechanized harvesting, and marketing and logistics.

The average age of timber harvested in 2009 was 50 years. Most of our U.S. timberland is intensively managed for timber production, but some areas are conserved for environmental, historical, recreational or cultural reasons. Some of our older trees are protected in acreage set aside for conservation, and some are not yet logged due to harvest rate regulations. While over the long term our average harvest age will decrease in accordance with our sustainable forestry practices we will only harvest approximately 1.5 percent of our Western acreage each year.

Southern United States

Our Southern acres predominantly contain southern yellow pine and encompass timberlands in seven states. This area provides a constant year round flow of logs to a variety of internal and third-party customers. We sell grade logs to mills that manufacture a diverse range of products including lumber, plywood and veneer. We also sell chips and fiber logs to oriented strand board, pulp and paper mills. Our timberlands are well located to take advantage of road, logging and transportation systems for efficient delivery of logs to these customers.

We intensively manage our timber plantations using forestry research and planning systems to optimize grade log production. We also actively manage our land to capture revenues from our oil, gas and hard minerals resources. We do this while providing quality habitat for a range of animals and birds, which is in high demand for recreational purposes. We lease more than 95 percent of our acres to the public and state wildlife agencies for recreational purposes.

The average age of timber harvested in 2009 was 31 years for southern yellow pine. In accordance with our sustainable forestry practices, we harvest approximately 3.0 percent to 3.5 percent of our acreage each year in the South.

International

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2009
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
Uruguay	6	315	26	341
China(1)	—	—	45	45
Total International	6	315	71	386
(1) Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures

Our forestlands in Uruguay are approximately 50 percent loblolly pine and 50 percent eucalyptus. On average, the timber in Uruguay is in the first third of its rotation age. It is entering into that part of the growth rotation when we will see increased volume accretion. About 80 percent of the area to be planted has been afforested to date. The afforestation program is planned to be completed within the next four years.

In Uruguay, the target rotation ages are 21 to 22 years for pine, and 14 to 17 years for eucalyptus. We manage both species to a grade (appearance) regime.

We also operate a plywood mill in Uruguay with a production capacity of 140,000 cubic meters and a production volume of 80,000 cubic meters reached in 2009. Construction to more than double this capacity is under way and is expected to be completed in 2010.

In Brazil, Weyerhaeuser is a managing partner in a joint venture. We own 67 percent and Fibria Cellulose SA owns 33 percent. A hardwood sawmill with 72,000 cubic meters of capacity produces high-value eucalyptus (Lyptus®) lumber and related appearance wood products. The mill’s production in 2009 was 60,000 cubic meters.

Our investment in China is a joint venture with a public company that is controlled by the state and local governments. Weyerhaeuser is the managing partner in a joint venture started in 2007. Ownership is 51 percent Weyerhaeuser and 49 percent Fujian Yong’An Forestry Company. The joint venture currently manages 45,000 acres of timberlands with 486,000 seedlings planted in 2009.

In China, the target rotation age is seven years, since we are managing the forests of loblolly pine and eucalyptus for fiber.

Canada — Licensed Timberlands

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2009
	TOTAL INVENTORY LICENSED STANDING VOLUME	LICENSE ARRANGEMENTS	TOTAL ACRES
Canada
Alberta	246	5,357	5,357
British Columbia	24	2,255	2,255
Ontario	33	2,598	2,598
Saskatchewan	80	4,968	4,968
Total Canada	383	15,178	15,178

We lease and license forestland in Canada from the provincial government to secure the volume for our manufacturing units in the various provinces. When the volume is harvested, we pay the province at stumpage rates set by the government and generally based on prevailing market prices. The harvested logs are transferred to our manufacturing facilities at cost (stumpage plus harvest, haul and overhead costs less any margin on selling logs to third parties). Any conversion profit is recognized at the respective mill in either the Cellulose Fibers or Wood Products segment.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	5

Five-Year Summary of Timberlands Production

PRODUCTION IN THOUSANDS
	2009	2008	2007	2006	2005
Fee depletion – cubic meters:
West	6,359	10,626	10,403	10,666	10,630
South	8,996	12,363	12,645	13,246	13,219
Canada	—	—	—	—	856
International(1)	503	—	—	—	—
Total	15,858	22,989	23,048	23,912	24,705
(1) International forestlands started commercial thinning in 2009 leading to production volumes.

Our Timberlands annual fee depletion represents the harvest of the timber assets we own. Depletion is a method of expensing the cost of establishing the fee timber asset base over the harvest or timber sales volume. The decline in fee depletion from 2008 through 2009 reflects the company’s decision to defer harvest and preserve the long-term value of the assets.

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were:

•	$714 million in 2009 — down 21 percent from 2008; and
•	$899 million in 2008.

Our intersegment sales over the last two years were:

•	$537 million in 2009 — down 48 percent from 2008; and
•	$1.0 billion in 2008.

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2009	2008	2007	2006	2005
To unaffiliated customers:
Logs:
West	$329	$547	$565	$667	$625
South	144	97	56	57	67
Canada(1)	13	20	38	58	69
Total	486	664	659	782	761
Pay as cut timber sales	31	32	25	32	33
Timberlands sales and exchanges(2)	66	73	128	96	145
Higher and better use land sales(2)	11	11	33	35	39
Minerals, oil and gas	62	61	40	48	47
Products from international operations(3)	44	40	12	6	3
Other products	14	18	25	24	22
Subtotal sales to unaffiliated customers	714	899	922	1,023	1,050
Intersegment sales:
United States	392	817	983	1,093	1,110
Other	145	217	363	593	691
Subtotal intersegment sales	537	1,034	1,346	1,686	1,801
Total	$1,251	$1,933	$2,268	$2,709	$2,851

(1)   Reflects the divestiture of our B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

(2)   Higher and better use timberland and other non-strategic timberland are sold through Forest Products subsidiaries.

(3)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Five-Year Trend for Total Net Sales in Timberlands

Percentage of 2009 Sales to Unaffiliated Customers

Log Sales Volumes

Logs sold to unaffiliated customers in 2009 decreased approximately 1.4 million cubic meters — 14 percent — from 2008.

•

Sales volumes in the West decreased 2.5 million cubic meters — 36 percent due to weaker domestic and export markets. Our Western sales to unaffiliated customers are generally higher-grade logs sold into the export market and domestic-grade logs sold to West Coast sawmills.

•

Sales to unaffiliated customers in the South increased 1.2 million cubic meters — 51 percent — primarily due to sales of fiber logs to International Paper for use at locations that previously were owned by Weyerhaeuser and higher grade log sales to domestic customers. Our southern sales volumes to unaffiliated customers are generally lower-grade fiber logs sold to pulp or containerboard mills. We use most of our high-grade logs in our own conversion facilities.

•	Sales volumes from Canada decreased 120,000 cubic meters — 23 percent — in 2009. This reduction in volume was primarily due to having fewer manufacturing operations and production curtailments.
•	Sales volumes from our international operations decreased 24,000 cubic meters — 7 percent — in 2009. This reduction in volume was due to weaker global markets.

We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•

domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales — demand for chips by pulp and containerboard mills; and
•	export log sales — level of housing starts in Japan, where most of our North American export logs are sold.

All our domestic and export logs are sold to unaffiliated customers or transferred at market prices to our internal mills by the sales and marketing staff within our Timberlands business units.

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands

SALES VOLUMES IN THOUSANDS
	2009	2008	2007	2006	2005
Logs – cubic meters:
West	4,479	6,967	6,212	6,602	6,380
South	3,536	2,347	1,581	1,698	1,925
Canada	409	529	925	1,425	1,745
International	305	329	—	55	31
Total	8,729	10,172	8,718	9,780	10,081
Reflectsthe divestiture of our B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

Log Prices

The majority of our log sales to unaffiliated customers involves sales to the export market and to other domestic sawmills in the Pacific Northwest. Following is a five-year summary of selected export log prices.

Five-Year Summary of Selected Export Log Prices

(#2 Sawlog Bark On — $/MBF)

Our log prices are affected by the supply of and demand for grade and fiber logs and are influenced by the same factors that affect log sales. Export log prices are particularly affected by the Japanese housing market.

Average 2009 log realizations in the West and South decreased from 2008 — primarily due to lower domestic log prices caused by the steep decline in lumber prices during the year. Western

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	7

export prices also declined due to the weak Japanese economy. Export prices were also influenced by the lower domestic prices.

Minerals and Energy Products

Mineral revenue increased in 2009. Decreased royalties from oil and gas and mining was offset by increases in oil and gas leasing revenues and revenues from the sale of selected oil and gas producing properties. Royalty revenue decreased as a result of weaker energy prices and reduced demand for construction aggregates. New drilling activity in the Haynesville Shale area in North Louisiana increased dramatically in late 2009, but due to the timing of initial production the effect on revenue was small. The company continued to explore geothermal opportunities in Washington and Oregon and entered into a lease for wind power development in Washington.

Catchlight Energy

Catchlight Energy is Weyerhaeuser’s joint venture with Chevron, which is focused on the commercialization of liquid transportation fuels produced from conversion of forest-based material. During 2009, Catchlight was engaged in research and development work in the areas of sustainability, feedstock sourcing and scalability, and conversion technologies. Catchlight Energy also spent time developing relationships with selected technology partners. Results of Catchlight Energy are reported in the Corporate and Other segment.

WHERE WE’RE HEADED

Our competitive strategies include:

•	managing forests on a sustainable basis to meet customer and public expectations;
•	reducing the time it takes to realize returns by practicing intensive forest management and focusing on the most advantageous markets;
•	efficiently delivering raw materials to internal supply chains;
•	building long-term relationships with external customers who rely on a consistent supply of high-quality raw material;
•	continuously reviewing our portfolio of land holdings to create the greatest value for the company;
•	investing in technology and advances in silviculture to improve yields and timber quality;
•	positioning ourselves as one of the largest, lowest-cost growers of global softwood and hardwood timber;
•	leveraging our mineral ownership position; and
•	positioning ourselves to take advantage of new market opportunities that may be created by energy and climate change legislation and regulation.

In addition, we believe we will generate additional revenues from new products and services, such as wetland mitigation banking and conservation easements, and from participating in emerging carbon and energy markets.

WOOD PRODUCTS

We are a large manufacturer and distributor of wood products in North America.

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

•	sells certain products into the repair and remodel market through the wood preserving and home-improvement warehouse channels;
•	exports our engineered building materials and industrial hardwood products to Europe and Asia; and
•	makes and sells hardwood lumber to manufacturers of furniture and cabinetry in more than 40 countries.

Wood Products

PRODUCTS	HOW THEY’RE USED
Softwood lumber	Structural framing for new residential, repair and remodel, treated applications, industrial, and commercial structures
Engineered lumber •Solid section •I-joists	Floor and roof joists, and headers and beams for residential and commercial structures
Structural panels •Oriented strand board (OSB) •Plywood	Structural sheathing, subflooring and stair tread for residential and commercial structures
Veneer	Intermediate raw material for plywood and engineered lumber manufacturing
Hardwood lumber	Furniture, pallets, ties, moldings, panels, cabinets, architectural millwork, components and retail boards
Other products	Complementary building products such as cedar decking, siding, insulation, rebar and engineered lumber connectors

WHERE WE DO IT

We operate manufacturing facilities in the United States and Canada. We distribute through a combination of Weyerhaeuser and third-party locations. Information about the locations, capacities and actual production of our manufacturing facilities is included below.

Principal Manufacturing Locations

Locations of our principal manufacturing facilities as of December 31, 2009, by major product group were:

•	Softwood lumber
–	U.S. — Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
–	Canada — Alberta and British Columbia
•	Engineered lumber
–	U.S. — Alabama, Georgia, Louisiana, Minnesota, Oregon and West Virginia
–	Canada — British Columbia and Ontario
•	Oriented strand board
–	U.S. — Louisiana, Michigan, North Carolina and West Virginia
–	Canada — Alberta, Ontario and Saskatchewan
•	Plywood and veneer
–	U.S. — Alabama, Arkansas, Louisiana and Oregon
•	Hardwood lumber
–	U.S. — Michigan, Oregon, Washington and Wisconsin

In December 2009, we announced the sale of one lumber mill in Warrenton, Oregon and the closure of one distribution center located in Sacramento, California expected to be completed in first quarter 2010.

Summary of 2009 Wood Products Capacities

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Softwood lumber – board feet	5,210	23
Engineered solid section – cubic feet	47	9
Engineered I-joists – lineal feet	320	3
Oriented strand board – square feet (3/8")	3,485	7
Plywood – square feet (3/8")	460	2
Veneer – square feet (3/8")	1,145	5
Hardwood lumber – board feet	300	7

Capacities include:

-     one lumber facility sold in early 2010; and

-     one lumber facility, four engineered solid section facilities, one engineered I-joist facility, two oriented strand board mills and two veneer mills that were indefinitely closed.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	9

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2009	2008	2007	2006	2005
Softwood lumber – board feet(1)	3,098	4,451	5,490	6,355	6,986
Engineered solid section – cubic feet(2)	11	22	28	41	41
Engineered I-joists – lineal feet(2)	109	218	339	473	483
Oriented strand board – square feet (3/8")	1,448	2,468	3,428	4,166	4,078
Plywood – square feet (3/8")(3)	150	333	423	900	1,155
Veneer – square feet (3/8")(3)(4)	349	872	1,150	1,739	1,979
Composite panels – square feet (3/4")(1)	—	—	—	666	1,080
Hardwood lumber – board feet	201	253	294	324	364

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

HOW MUCH WE SELL

Revenues of our Wood Products business segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. We provide products and services to the residential construction market under the iLevel® brand. In 2009, our net sales were $2.2 billion compared with $3.8 billion in 2008.

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2009	2008	2007	2006	2005
Softwood lumber(1)	$885	$1,443	$2,241	$2,997	$3,624
Engineered solid section	238	414	608	794	833
Engineered I-joists	162	284	467	670	704
Oriented strand board	234	416	589	939	1,164
Plywood	92	202	366	529	735
Hardwood lumber	206	291	355	398	390
Other products produced(1)	146	225	226	214	277
Other products purchased for resale	271	493	847	1,361	1,551
Total	$2,234	$3,768	$5,699	$7,902	$9,278
(1) Reflects the divestitures of our B.C. Coastal operations in May 2005, North American composite panel operations in July 2006 and the Domtar Transaction in March 2007.

Five-Year Trend for Total Net Sales in Wood Products

Percentage of 2009 Net Sales in Wood Products

Wood Products Volume

The volume of wood products sold in 2009 decreased from 2008 primarily due to a significant decline in market demand, resulting from the downturn of the homebuilding and repair and remodel markets. In response to these market conditions in 2008 and 2009, we sold or closed a number of facilities and curtailed production at several other mills. The sales and closures include:

•	Sales:
–	2009 — TJ® Commercial business, Albany Trucking and one veneer mill; and
–	2008 — seven U.S. distribution centers.
•	Permanent closures:
–	2009 — four lumber mills, two engineered lumber mills and six distribution centers; and
–	2008 — three lumber mills, four U.S. distribution centers and two Canadian OSB mills that were indefinitely curtailed in 2007.
•	Indefinite closures:
–	2009 — one lumber mill, three engineered lumber mills and two veneer mills; and
–	2008 — one Canadian OSB mill and one engineered lumber mill.

Five-Year Summary of Sales Volume for Wood Products

SALES VOLUMES IN MILLIONS
	2009	2008	2007	2006	2005
Softwood lumber(1) – board feet	3,353	4,722	6,538	7,871	8,650
Engineered solid section – cubic feet	13	23	30	36	38
Engineered I-joists – lineal feet	139	227	338	456	484
Oriented strand board – square feet (3/8")	1,432	2,438	3,466	4,096	3,948
Plywood – square feet (3/8")	298	565	1,049	1,663	2,180
Hardwood lumber – board feet	252	324	363	412	427
(1) Reflects the divestiture of our B.C. Coastal operations in May 2005 and the Domtar Transaction in March 2007.

Wood Products Prices

Prices for wood products in 2009 declined from 2008.

In general, the following factors influence prices for wood products:

•

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

Demand for home construction fell dramatically from 2006 through 2009, with a corresponding drop in demand for the products that we produce and sell. This has put significant and prolonged downward pressure on prices and is evident in the following graphs.

Five-Year Summary of Selected Published Lumber Prices — $/MBF

Five-Year Summary of Selected Published Oriented Strand Board Prices — $/MSF

Five-Year Summary of Selected Published Plywood Prices ( 1/2” CDX) — $/MSF

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	11

WHERE WE’RE HEADED

Our competitive strategies include:

•	responding to difficult market conditions by actively managing our network of production facilities to balance supply with market demand;
•	taking advantage of our size, scale, expertise and breadth of products that make us unique in serving the residential structural-frame marketplace;
•	developing and delivering innovative homebuilding solutions, such as residential structural frame construction, to meet customers’ needs;
•	continuing to meet the needs of home-improvement repair and remodel customers;
•	achieving operating excellence through the delivery chain;
•	differentiating our products and services from other manufacturers to create demand for them in the marketplace, which could generate higher prices;
•	meeting international demands for hardwood products by aligning and improving our global supply; and
•	conducting our activities in an environmentally sustainable manner and developing and marketing the environmental attributes of our products and solutions.

CELLULOSE FIBERS

Our cellulose fibers segment is one of the world’s largest producers of absorbent fluff used in products such as diapers. We also manufacture liquid packaging board and other pulp products. We have a 50 percent interest in North Pacific Paper Corporation (NORPAC) — a joint venture with Nippon Paper Industries that produces newsprint and high-brightness publication papers.

WHAT WE DO

Our cellulose fibers segment:

•	provides cellulose fibers for absorbent products in markets around the world,
•	works closely with our customers to develop unique or specialized applications,
•	manufactures liquid packaging board used primarily for the production of containers for liquid products and
•	generates energy, of which 86 percent is from black liquor produced at the mills and biomass.

Cellulose Fibers Products

PRODUCTS	HOW THEY’RE USED

Pulp •Fluff pulp (Southern softwood kraft fiber) •Papergrade pulp (Southern and Northern softwood kraft fiber) •Specialty chemical cellulose pulp

•Used in sanitary disposable products that require bulk, softness and absorbency

•Used in products that include printing and writing papers and tissue

•Used in textiles, absorbent products, specialty packaging, specialty applications and proprietary high-bulking fibers

Liquid packaging board	Converted into containers to hold liquid materials such as milk, juice and tea
Other products •Slush pulp •Wet lap pulp	Used in the manufacture of paper products

WHERE WE DO IT

Our cellulose fibers (pulp) products are distributed through a global direct sales network, and our liquid packaging products are sold directly to carton and food product packaging converters in North America and Asia. Locations of our principal manufacturing facilities by major product group are:

•	Pulp
–	U.S. — Georgia (2), Mississippi and North Carolina
–	Canada — Alberta
•	Liquid packaging board
–	U.S. — Washington

Summary of 2009 Cellulose Fibers Capacities

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,835	5
Liquid packaging board – tons	300	1

Five-Year Summary of Cellulose Fibers Production

PRODUCTION IN THOUSANDS
	2009	2008	2007	2006	2005
Pulp – air-dry metric tons(1)	1,629	1,760	1,851	2,588	2,502
Liquid packaging board – tons	282	297	283	282	264
(1) Reflects Domtar Transaction in March 2007.

HOW MUCH WE SELL

Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution and for direct use. Our net sales decreased to $1.5 billion in 2009, or 14 percent, compared with $1.8 billion in 2008.

Five-Year Summary of Net Sales for Cellulose Fibers

NET SALES IN MILLIONS OF DOLLARS
	2009	2008	2007	2006	2005
Pulp(1)	$1,148	$1,357	$1,478	$1,657	$1,482
Liquid packaging board	290	290	247	229	203
Other products	73	118	107	70	51
Total	$1,511	$1,765	$1,832	$1,956	$1,736
(1) Reflects Domtar Transaction in March 2007.

Five-Year Trend for Total Net Sales in Cellulose Fibers

Percentage of 2009 Net Sales in Cellulose Fibers

Pulp Volumes

Our sales volume of cellulose fiber products were 1.7 million tons in 2009 and 2008.

Factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product and
•	demand for paper production and diapers.

Five-Year Summary of Sales Volume for Cellulose Fibers

SALES VOLUMES IN THOUSANDS
	2009	2008	2007	2006	2005
Pulp – air-dry metric tons(1)	1,697	1,704	2,070	2,621	2,502
Liquid packaging board – tons	288	302	286	275	258
(1) Reflects the Domtar Transaction in March 2007.

Pulp Prices

Our average pulp prices in 2009 decreased compared with 2008 due to the:

•	relative strength of the U.S. dollar,
•	level of demand and
•	world economic environment.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	13

Five-Year Summary of Selected Published Pulp Prices — $/TON

WHERE WE’RE HEADED

Our competitive strategies include:

•	improving our cost-competitiveness through operational excellence and noncapital solutions;
•	focusing capital investments on new and improved product capabilities, cost-reduction, and green energy opportunities;
•	collaborating with third parties to develop new value-added products; and
•	focusing research and development resources on new ways to expand and improve the range of applications for cellulose fibers and new product opportunities.

REAL ESTATE

Our Real Estate business segment includes our wholly-owned subsidiary Weyerhaeuser Real Estate Company (WRECO) and its subsidiaries.

WHAT WE DO

The Real Estate segment focuses on:

•	constructing single-family housing and
•	developing residential lots for our use and for sale.

Real Estate Products and Activities

PRODUCTS	HOW THEY’RE USED
Single-family housing	Residential living
Land	Residential lots and land for construction and sale, master-planned communities with mixed-use property

WHERE WE DO IT

Our operations are concentrated in metropolitan areas in Arizona, California, Maryland, Nevada, Texas, Virginia and Washington.

HOW MUCH WE SELL

We are one of the top 20 homebuilding companies in the United States as measured by annual single-family home closings.

Our revenues decreased to $904 million in 2009 — 36 percent — compared with $1.4 billion in 2008, primarily due to a 32 percent decline in single-family closings and lower average sales prices. The decline in home closings was affected by weak consumer confidence, high unemployment and increasing foreclosures. Increased inventory of homes available for sale due to foreclosures also continued to put downward pressure on pricing.

The following factors affect revenues in our Real Estate business segment:

•	Variances in market prices of the homes that we build.
•	The product and geographic mix of sales, which may vary based on the following:
–	The markets where we build vary by geography.
–

The types of homes we build which range in price points to meet our target customers’ needs from entry-level products in Washington state to move-up, custom homes in Southern California and the Washington, D.C., metro area.

–	The mix of price points since we build traditional, single-family, detached homes and attached products such as townhomes and condominiums.

•	Land and lot sales are a component of our activities. These sales do not occur evenly from year to year and may range from approximately 5 percent to 15 percent of total Real Estate revenues annually.
•	From time to time, we sell apartment buildings we have built and commercial properties in which we have an ownership interest.

Five-Year Summary of Net Sales for Real Estate

REVENUE IN MILLIONS OF DOLLARS
	2009	2008	2007	2006	2005
Single-family housing	$832	$1,294	$2,079	$2,951	$2,686
Land	68	99	213	310	202
Other	4	15	67	74	27
Total	$904	$1,408	$2,359	$3,335	$2,915

Five-Year Trend for Total Net Sales in Real Estate

Percentage Breakdown of 2009 Net Sales in Real Estate

Five-Year Summary of Single-Family Unit Statistics

SINGLE-FAMILY UNIT STATISTICS
	2009	2008	2007	2006	2005
Homes sold	2.269	2,522	4,152	4,541	5,685
Homes closed	2.177	3,188	4,427	5,836	5,647
Homes sold but not closed (backlog)	650	558	1,224	1,499	2,410
Cancellation rate	23%	32%	26%	29%	16%
Buyer traffic	65,781	112,817	181,896	231,993	306,978
Average price of homes closed	$382,000	$406,000	$470,000	$506,000	$476,000
Single-family gross margin – excluding impairments (%)(1)	17.5%	15.1%	21.5%	28.0%	32.9%
(1) Single-family gross margin equals revenue less cost of sales and period costs (other than impairments, deposit write-offs, and project abandonments).

WHERE WE’RE HEADED

Our competitive strategies include:

•	offering distinct value propositions to specific market niches in each of our targeted geographies;
•	delivering quality homes to satisfied customers — a principle we measure through “willingness to refer” rates from independent surveys of homebuyers;
•	replicating best practices developed in each geographic area; and
•	optimizing value from our land portfolio.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	15

CORPORATE AND OTHER

WHAT WE DO

Our Corporate and Other segment includes:

•	governance-related corporate support activities and company-wide initiatives such as major system and infrastructure deployments;
•	transportation operations — including Westwood Shipping Lines and five short-line railroads — which provide services to our manufacturing operations and to third parties; and
•	results of activities related to discontinued operations.

We also record certain gains or charges in the Corporate and Other segment related to dispositions or events that generally are not related to an individual operating segment.

WHERE WE DO IT

Our transportation operations include our marine operations, which provide shipping between North America and Asia, and our railroad operations, which are located in the western and southern United States.

As part of our strategic restructuring of our international holdings, we:

•	sold our French composite panels operation — December 2005;
•	sold our Irish composite panels operation — November 2006;
•	restructured our investment in our Uruguay joint ventures in preparation for a partitioning of the assets with the joint venture owners — June 2007;
•	sold our investment in our New Zealand joint venture, Nelson Forests — October 2007;
•	completed the partitioning of assets related to our Uruguay joint ventures — April 2008; and
•	sold our investment in our Australian operations — July 2008.

See Note 7: Equity Affiliates in the Notes to Consolidated Financial Statements for more information related to our joint ventures.

HOW MUCH WE SELL

Sales and revenues for our Corporate and Other segment are primarily related to our marine transportation and discontinued international operations. In 2009, our net sales were $165 million compared with $392 million in 2008. The decline in revenues is primarily due to the sale of our Australian operations in July 2008 and decreased revenue in our transportation business during 2009.

Factors that affect revenues in our transportation operations include:

•	international trade levels between North America and its trading partners in Asia,
•	the profile of our competition within our shipping lanes and
•	overall demand for forest products.

Five-Year Summary of Net Sales for Corporate and Other

NET SALES IN MILLIONS OF DOLLARS
	2009	2008	2007	2006	2005
Transportation	$165	$259	$223	$198	$203
International wood products(1)	—	133	209	277	386
Other	—	—	—	2	9
Total	$165	$392	$432	$477	$598
(1) Reflects the divestitures of our French composite panels operations in December 2005, our Irish composite panels operation in November 2006 and our Australian Operations in July 2008.

Five-Year Trend for Total Net Sales in Corporate and Other

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS

Many social values are expressed in the laws and regulations that pertain to growing and harvesting timber. We participate in voluntary certification of our timberlands to assure that we sustain their values including the protection of wildlife and water quality. We are also subject to laws regulating forestry practices. Changes in law and regulation can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.

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

In Canada, the federal Species at Risk Act (SARA) requires protective measures for species identified as being at risk and for critical habitat. Environment Canada announced a series of western science studies in 2010 that, with other landscape information, are designed to identify critical habitat. The identification and protection of habitat may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of forestlands in Canada. To date these Canadian measures have not had, and in 2010 will not have, a significant effect on our harvesting operations. We anticipate that future measures will not disproportionally affect Weyerhaeuser as compared with comparable operations.

REGULATIONS AFFECTING FORESTRY PRACTICES

In the United States, regulations established by federal, state and local governments or agencies to protect water quality and wetlands could affect future harvests and forest management practices on some of our timberlands. Forest practice acts in some states in the United States increasingly affect present or future harvest and forest management activities. For example, in some states, these acts limit the size of clearcuts, require some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulate construction and maintenance of forest roads, require reforestation following timber harvest and contain procedures for state agencies to review and approve proposed forest practice activities. Some states and local governments regulate certain forest practices through various permit programs. Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats, or achieve other public policy objectives.

Our forest operations in Canada are carried out on public forestlands under forest licenses. All forest operations are subject to forest practices and environmental regulations, and operations under licenses also are subject to contractual requirements between us and the relevant province designed to protect environmental and other social values.

FOREST CERTIFICATION STANDARDS

We operate in the United States under the Sustainable Forestry Initiative®. This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. The Sustainable Forestry Initiative® is an independent standard, overseen by a governing board consisting of conservation organizations, academia, the forest industry and large and small forest landowners. Compliance with the Sustainable Forestry Initiative® may result in some increases in our operating costs and curtailment of our timber harvests in some areas. In Canada, we participate in the Sustainable Forestry Initiative® and the Canadian Standards Association Sustainable Forest Management System standard, a voluntary certification system that further protects certain public resources and values. Compliance with these standards will result in some increases in our operating costs and curtailment of our timber harvests in some areas in Canada.

WHAT THESE REGULATIONS AND CERTIFICATION PROGRAMS MEAN TO US

The regulatory and nonregulatory forest management programs described above have increased our operating costs, resulted

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	17

in changes in the value of timber and logs from our timberlands, and contributed to increases in the prices paid for wood products and wood chips during periods of high demand. These kinds of programs also can make it more difficult for us to respond to rapid changes in markets, extreme weather or other unexpected circumstances. One additional effect may be further reductions in the usage of, or substitution of other products for, lumber and plywood. We believe that these kinds of programs have not had, and in 2010 will not have, a significant effect on the total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

CANADIAN ABORIGINAL RIGHTS

Many of the Canadian forestlands are subject to the constitutionally protected treaty or common-law rights of aboriginal peoples of Canada. Most of British Columbia (B.C.) is not covered by treaties, and as a result the claims of B.C.’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are engaged in treaty discussions with the governments of B.C. and Canada. Final or interim resolution of claims brought by aboriginal groups is expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada. We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2010, although they may have such an effect in the future. In 2008, the Forest Products Association of Canada (FPAC), of which we are a member, signed a Memorandum of Understanding with the Assembly of First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal youth.

POLLUTION-CONTROL REGULATIONS

Our operations are subject to federal, state, provincial and local pollution controls with regard to air, water and land; solid and hazardous waste management; and disposal and remediation laws and regulations in all areas in which we have operations. We also are subject to market demands with respect to chemical content of some of our products. Compliance with these laws, regulations and demands usually involves capital expenditures as well as additional operating costs. We cannot easily quantify the future amounts of capital expenditures we might have to make to comply with these laws, regulations and demands or the effects on our operating costs because in some instances compliance standards have not been developed or have not become final or definitive. In addition, it is difficult to isolate the environmental component of most manufacturing capital projects. Our capital projects typically are designed to enhance safety, extend the life of a facility, increase capacity, increase efficiency, change raw material requirements, or increase the economic value of assets or products, as well as to comply with regulatory standards. We estimate that our capital expenditures made primarily for environmental compliance were approximately $1 million in 2009 (approximately 1 percent of total capital expenditures, excluding acquisitions and Real Estate). Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect that capital expenditures for environmental compliance will be approximately $1 million in 2010 (approximately 1 percent of expected total capital expenditures, excluding acquisitions and Real Estate).

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

We spent approximately $5 million in 2009 and expect to spend approximately $8 million in 2010 on environmental remediation of these sites. It is our policy to accrue for environmental-remediation costs when we determine it is probable that such an obligation exists and can reasonably estimate the amount of the obligation. We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $31 million. The excess amounts required may be insignificant or could range, in the aggregate, up to approximately $30 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.

The United States Environmental Protection Agency (EPA) has promulgated regulations for air emissions from pulp and paper manufacturing facilities, wood products facilities and industrial boilers. These regulations cover hazardous air pollutants that require use of maximum achievable control technology (MACT) and controls for pollutants that contribute to smog and haze. The U.S. Court of Appeals for the D.C. Circuit issued decisions in 2007 vacating the MACT standards for air emissions from industrial boilers and process heaters and remanding the standards for plywood and composite wood products to the EPA. The EPA must promulgate supplemental MACT standards for plywood and composite products and new MACT standards for boilers. Pending final action by the EPA, some states may implement MACT requirements for boilers on a case-by-case basis. We anticipate that we might spend as much as $30 million to $100 million over the next few years to comply with the MACT standards after they have been determined by the EPA and the states. We cannot currently quantify the amount of capital we will need in the future to comply with new regulations being developed by the EPA or Canadian environmental agencies because final rules have not been promulgated.

We closely monitor legislative, regulatory and scientific developments pertaining to climate change. In 2006, as part of the Company’s sustainability program, we adopted a goal of reducing greenhouse gas emissions by 40 percent by 2020 compared with our emissions in 2000, assuming a comparable portfolio and regulations. We intend to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels. 2008 data indicates that we have reduced greenhouse gas emissions by approximately 10 percent considering changes in the asset portfolio.

In 2007, the U.S. Supreme Court ruled that greenhouse gases are pollutants that can be subject to regulation under the Clean Air Act. In 2009, the EPA proposed regulations for reporting and controlling greenhouse gas emissions that are applicable to our manufacturing operations. Some state governments also have released policy proposals that indicate they may regulate greenhouse gas emissions in the future. In addition, Congress is considering and may adopt legislation regulating greenhouse gas emissions within the next few years. It is not yet known when and to what extent these federal and state policy activities may come into force or how any future federal and state greenhouse gas regulatory programs may relate to each other. A multistate and federal greenhouse gas emissions reduction trading system may be put in place in the future with potentially significant implications for all U.S. businesses. We believe these measures have not had, and in 2010 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA

We participate in negotiations between the FPAC and Natural Resources Canada to define industry obligations for complying with Canada’s national plan for reducing greenhouse gas emissions over the next several years. FPAC continues to work with international, national and regional policy makers in their efforts to develop technically sound and economically viable policies, practices and procedures for measuring, reporting and managing greenhouse gas emissions.

In 2007, the Canadian federal government proposed a regulatory framework for air emissions that adopted some aspects of the Kyoto Protocol. The federal framework called for mandatory reductions in greenhouse gas emissions for heavy industrial emissions producers, among other measures, to be put in place by 2010. The proposed Canadian framework is currently being redesigned to conform to anticipated international cap and trade programs. In addition, Environment Canada has reduced the greenhouse gas emission reporting threshold for carbon dioxide equivalents.

Canadian provincial governments also are working on emissions-reduction strategies. Several provinces have adopted rules requiring reporting of greenhouse gas emissions by large emitters and some provinces require reductions by large emitters. New provincial requirements for reductions in emissions are anticipated in 2010. The Canadian federal government and most provinces also are considering implementing new or revised emission standards for particulate matter, volatile organic compounds, nitrogen oxides and sulfur oxides.

We believe these measures have not had, and in 2010 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

POTENTIAL CHANGES IN POLLUTION REGULATION

State governments continue to promulgate total maximum daily load (TMDL) requirements for pollutants in water bodies that do not meet state or EPA water quality standards. State TMDL requirements may set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants. It is not possible to estimate the capital expenditures that may be required for us to meet pollution allocations across the various proposed state TMDL programs until a specific TMDL is promulgated.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	19

Various levels of government in Canada have started work to address water usage and quality issues. Regional watershed protection is increasing and appears to be a part of future water strategies across Canada. As part of our membership in the U.S. Business Roundtable S.E.E. Change (society, environment and economy) initiative, we established a goal in May 2008 to reduce water use at our cellulose fibers mills 20 percent by 2012, using a 2007 baseline. We achieved a 10 percent water use reduction in 2008 compared to our 2007 baseline.

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

Factors listed in this section — as well as other factors not included — may cause our actual results to differ from our forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. If any of the events occur, there is no guarantee what effect it will have on our operations or financial condition.

We will not update our forward-looking statements after the date of this report.

FORWARD-LOOKING TERMINOLOGY

Some forward-looking statements discuss our plans, strategies and intentions. They use words such as expects, may, will, believes, should, approximately, anticipates, estimates and plans. In addition, these words may use the positive or negative or a variation of those terms.

STATEMENTS

We make forward-looking statements of our expectations regarding first quarter 2010, including:

•	our markets,
•	earnings and performance of our business segments,
•	demand and pricing for our products,
•	reduced fee harvest volumes,
•	decreased closing of homes,
•	lower losses from operations in Wood Products as a result of improved sales realizations for most products and
•	increased pulp price realizations in Cellulose Fibers businesses and increased maintenance costs.

In addition, we base our forward-looking statements on the expected effect of:

•	the economy;
•	foreign exchange rates, primarily the Canadian dollar and the Euro;
•	adverse litigation outcomes and the adequacy of reserves;
•	regulations;
•	changes in accounting principles;
•	contributions to pension plans;
•	projected benefit payments;
•	projected tax rates;
•	loss of tax credits; and
•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

Major risks and uncertainties — and assumptions that we make — that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, strength of the U.S. dollar and housing starts;
•	market demand for our products, which is related to the strength of the various U.S. business segments;
•	successful execution of our internal performance plans and cost-reduction initiatives;
•	performance of our manufacturing operations including maintenance requirements and operating efficiencies;
•	energy prices;
•	transportation costs;
•	raw material prices;
•	chemical prices;
•	level of competition from domestic and foreign producers;
•	forestry, land use, environmental and other governmental regulations;
•	weather;
•	loss from fires, floods, windstorms, pest infestations and other natural disasters;
•	legal proceedings;
•	performance of pension fund investments;
•	changes in accounting principles;
•	the effect of retirement eligibility and changes in the market price of our common stock on charges for share-based compensation; and
•	other factors described under Risk Factors.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia — especially Japan and China;
•	currency exchange rates — particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and
•	restrictions on international trade or tariffs imposed on imports.

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

The overall levels of demand for the products we manufacture and distribute and consequently our sales and profitability reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide as well as on local economic conditions. Current economic conditions in the United States and the global economic downturn, combined with the decreased availability of credit and high foreclosure rates, has resulted in a continued weakness in the homebuilding industry (including the company’s Real Estate business), increased inventories of available new homes, significant declines in home prices, loss of home-equity values and loss of consumer confidence and demand. Our Wood Products segment is highly dependent on the strength of the homebuilding industry and the weakness in that industry has resulted in depressed prices of and demand for wood products and building materials. This has been further reflected in declining prices and demand for logs and reduced harvests in our Timberland segment. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions. Consumer demand could continue to decline as a result of the current economic conditions, further adversely affecting our businesses.

COMMODITY PRODUCTS

Many of our products are commodities that are widely available from other producers.

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. Prices for our products are affected by many factors outside of our control, and we have no influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control. Prices of and demand for many of our products have declined significantly in recent quarters, while many of our raw material or energy costs have increased. This has adversely affected both our sales and profitability.

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

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	21

HOMEBUILDING MARKET AND ECONOMIC RISKS

Continuing high foreclosure rates, low demand and low levels of consumer confidence could continue to adversely affect our sales volume, pricing and margins and result in further impairments.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During the period of 2007 through 2009, the mortgage industry experienced significant instability and increasing default rates, particularly with regard to subprime and other nonconforming loans. This caused many lenders to tighten credit requirements and reduce the number of mortgage loans available for financing home purchases. Demand for new homes also has been adversely affected by factors such as continued high unemployment, accelerating foreclosure rates and distress sales of houses, significant declines in home values and a collapse of consumer confidence. Our cancellation rates have fallen, but homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home because of the fear of further price declines. These factors have resulted in reduced margins and prices and a higher level of sales incentives in many of our markets.

The company has traditionally carried a larger supply of land for development than many of our competitors. Some of the land was purchased during the last few years. Land prices have fallen in these markets and may continue to fall. As new housing demand in our markets has fallen significantly, we have elected to sell some of our land and lots at a loss or declined to exercise options, even though that required us to forfeit deposits and write off preacquisition costs. We also have changed our competitive strategies in some markets and elected to discontinue or postpone development in other markets in response to the downturn. As a result, we have been required to take substantial write-downs of the carrying value of our land inventory.

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

LAWS AND REGULATIONS

We could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and other laws and regulations.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•	air emissions;
•	wastewater discharges;
•	harvesting;
•	silvicultural activities;
•	the storage, management and disposal of hazardous substances and wastes;
•	the cleanup of contaminated sites;
•	landfill operation and closure obligations;

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	23

•	forestry operations and endangered species habitat; and
•	health and safety matters.

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

We also anticipate public policy developments at the state, federal and international level regarding climate change and energy access, security and competitiveness. We expect these developments to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon. Compliance with regulations that implement new public policy in these areas might require significant expenditures. Enactment of new environmental laws or regulations or changes in existing laws or regulations, or the interpretation of these laws or regulations, might require significant expenditures. We also anticipate public policy developments at the state, federal and international level regarding taxes, health care and a number of other areas that could require significant expenditures.

CURRENCY EXCHANGE RATES

We will be affected by changes in currency exchange rates.

We have manufacturing operations in Canada, Uruguay and Brazil. We are also a large exporter and compete with producers of products very similar to ours. Therefore, we are affected by changes in the strength of the U.S. dollar relative to the Canadian dollar, Euro and Yen.

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

If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value — or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost.

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

The costs and other effects of pending litigation against us and related insurance recoveries cannot be determined with certainty. Although the disclosure in Note 15: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements contains management’s current views of the effect such litigation will have on our financial results, there can be no assurance that the outcome of such proceedings will be as expected.

For example, there have been several lawsuits filed against us alleging that we violated U.S. antitrust laws. Those included lawsuits alleging antitrust violations against us and other manufacturers of oriented strand board and lawsuits alleging antitrust violations with respect to alder logs and lumber. All of these matters have been settled.

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

ELECTION OF REIT STATUS

If we elect to be treated as a REIT, it will have tax and liquidity implications.

As previously announced, our Board of Directors has determined that an election to be treated as a real estate investment trust (REIT) for tax purposes would best support our strategic direction, although the timing of the conversion to a REIT is uncertain.

As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our capital gain or ordinary income from our REIT operations that is distributed to our shareholders. Our manufacturing operations, including our wood products, cellulose fibers and real estate businesses, would continue to be subject to federal and state corporate income taxes.

Election of REIT status would require that we make a one-time distribution to our shareholders of our accumulated earnings and profits (as calculated for U.S. federal income tax purposes) in the form of a special, taxable dividend, either in cash or a combination of cash and shares of our capital stock or other property. We estimate that the aggregate value of the special dividend, if declared in 2010, would be approximately $6 billion. We would expect to limit the total amount of cash payable in the special dividend to a maximum of 10 percent to 20 percent of the total value of the special dividend, or approximately $600 million to $1.2 billion. The balance of the special dividend, or approximately $4.8 to $5.4 billion, would be paid in the form of shares of our capital stock. This would require us to issue a significant number of additional shares which will require shareholder approval. The actual amount of the special dividend is dependent, in part, on the results of the Company’s operations, and may be adjusted by any amount that the Board of Directors may determine is appropriate to protect the Company’s ability to remain qualified as a REIT.

NATURAL DISASTERS

Our business and operations could be adversely affected by weather, fire, infestation or natural disasters.

Our timberlands assets may be damaged by adverse weather, severe wind and rainstorms, fires, pest infestation or other natural disasters. Because our manufacturing processes primarily use wood fiber, in many cases from our own

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	25

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

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities do not include any capacity for facilities that were sold or permanently closed as of year-end 2009.

LEGAL PROCEEDINGS

See Note 15: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements for a summary of legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange and
•	Chicago Stock Exchange

As of December 31, 2009, there were approximately 10,577 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2009 and 2008 are included in Note 23: Selected Quarterly Financial Information (unaudited) of Notes to Consolidated Financial Statements.

INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders(1)(2)	13,441,421	$60.78	5,476,793
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	13,441,421	$60.78	5,476,793

(1)   Includes 214,492 performance share units at the maximum award level. Because there is no exercise price associated with performance share units, such share units are not included in the weighted average price calculation.

(2)   Includes 636,806 restricted stock units. Because there is no exercise price associated with restricted stock units, such stock units are not included in the weighted average price calculation.

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING 2009(1)

	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED (A)	AVERAGE PRICE PAID PER SHARE (OR UNIT) (B)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS (C)	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (D)
Common Stock Repurchases During First Quarter:
January	66,691	$27.85	66,691	$248,142,704
February	—	N/A	66,691	$248,142,704
March	—	N/A	66,691	$248,142,704
Total repurchases during first quarter	66,691	$27.85	66,691	$248,142,704
Total common stock repurchases during 2009	66,691	$27.85	66,691	$248,142,704

(1)   On December 19, 2008, we announced a stock repurchase program under which we are authorized by the Board of Directors to repurchase up to $250 million of our common stock. All common stock purchases under the program were made in open market transactions.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	27

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500 and Performance Peer Group

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2004 in Weyerhaeuser common stock, the S&P 500, and Weyerhaeuser’s current performance peer group described below.
•	Total return assumes dividends are reinvested quarterly.
•	Measurement dates are the last trading day of the calendar year shown.

In 2006, we adopted a peer group for performance comparisons. Recent consolidation in the forest products industry has decreased the number of our direct peers in the sector, and shareholders measure our performance against a broader set of peers. The compensation committee of the board of directors selected a broader-sized range of basic materials companies that typically have been used by shareholders as benchmarks for our performance. The performance peer group used for this analysis includes: Dow Chemical, Alcoa, Du Pont, International Paper, United States Steel, Nucor, PPG Industries, Air Products & Chemicals, Huntsman, Praxair, Rohm and Haas, Monsanto, Owens-Illinois, Ball, Smurfit-Stone Container, MeadWestvaco, Eastman Chemical, Celanese, Domtar, and Louisiana-Pacific.

SELECTED FINANCIAL DATA

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER SHARE
	2009	2008	2007	2006	2005
Basic earnings (loss) from continuing operations attributable to Weyerhaeuser common shareholders	$(2.58)	(8.72)	(1.13)	3.48	3.70
Basic earnings (loss) from discontinued operations attributable to Weyerhaeuser common shareholders(1)	—	3.15	4.73	(1.63)	(0.70)
Basic net earnings (loss) attributable to Weyerhaeuser common shareholders	$(2.58)	(5.57)	3.60	1.85	3.00
Diluted earnings (loss) from continuing operations attributable to Weyerhaeuser common shareholders	$(2.58)	(8.72)	(1.13)	3.47	3.68
Diluted earnings (loss) from discontinued operations attributable to Weyerhaeuser common shareholders(1)	—	3.15	4.73	(1.63)	(0.70)
Diluted net earnings (loss) attributable to Weyerhaeuser common shareholders	$(2.58)	(5.57)	3.60	1.84	2.98
Dividends paid	$0.60	2.40	2.40	2.20	1.90
Weyerhaeuser shareholders’ interest (end of year)	$19.13	22.78	37.80	38.17	39.97
FINANCIAL POSITION
	2009	2008	2007	2006	2005
Total assets:
Forest Products	$13,248	14,080	20,026	23,238	25,322
Real Estate	2,002	2,615	3,736	3,570	2,854
Total	$15,250	16,695	23,762	26,808	28,176
Long-term debt (net of current portion):
Forest Products:
Long-term debt	$5,281	5,153	6,059	7,069	7,404
Capital lease obligations	—	—	2	44	64
Total	$5,281	5,153	6,061	7,113	7,468
Real Estate (net of current portion):
Long-term debt	$362	404	461	605	601
Weyerhaeuser shareholders’ interest	$4,044	4,814	7,981	9,085	9,800
Percent earned on average Weyerhaeuser shareholders’ interest	(12.3)%	(18.4)%	9.3%	4.8%	7.7%
OPERATING RESULTS
	2009	2008	2007	2006	2005
Net sales and revenues:
Forest Products	$4,624	6,692	8,574	10,264	11,059
Real Estate	904	1,408	2,359	3,335	2,915
Total	$5,528	8,100	10,933	13,599	13,974
Earnings (loss) from continuing operations
Forest Products	$(364)	(996)	(375)	401	444
Real Estate	(204)	(913)	76	438	467
Subtotal	(568)	(1,909)	(299)	839	911
Discontinued operations, net of income taxes(1)	—	667	1,038	(399)	(171)
Net earnings (loss)	(568)	(1,242)	739	440	740
Less: Net loss (earnings) attributable to noncontrolling interest	23	66	51	13	(7)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$(545)	(1,176)	790	453	733
STATISTICS (UNAUDITED)
	2009	2008	2007	2006	2005
Number of employees	14,888	19,843	37,857	46,737	49,887
Number of shareholder accounts at year-end:
Common	10,577	11,088	10,489	11,471	12,151
Exchangeable	—	—	1,037	1,169	1,227
Number of shares outstanding at year-end (thousands):
Common	211,359	211,289	209,546	236,020	243,138
Exchangeable	—	—	1,600	1,988	2,045
Weighted average shares outstanding—basic (thousands)	211,342	211,258	219,305	244,931	244,447

(1)	A summary of our discontinued operations is presented in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;
•	financial performance summary;
•	results of our operations — consolidated and by segment;
•	liquidity and capital resources — where we discuss our cash flows;
•	off-balance sheet arrangements;
•	environmental matters, legal proceedings and other contingencies; and
•	accounting matters — where we discuss critical accounting policies and areas requiring judgments and estimates.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

For the last two years we have experienced the effects of the most severe recession since the 1930’s. The U.S. housing market experienced a significant downturn in this recession and remains very weak. The health of the U.S. housing market strongly affects our Real Estate, Wood Products and Timberlands segments. Real Estate focuses on building single family homes. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for logs from our Timberlands segment is driven by the production of wood-based building products. Cellulose Fibers is primarily affected by global demand and the value of the U.S. dollar.

HOUSING MARKET

We track certain indicators such as housing starts, home sales, employment, consumer confidence, foreclosures, home prices, mortgage interest rates and access to mortgages, and the number of homes for sale to assess housing market conditions.

Nationally, employment declined in every month of 2009. In December 2009, the unemployment rate rose to 10 percent from 7.4 percent in December 2008. Unemployment in two states where our Real Estate segment has operations was higher than the December 2009 national average. The December unemployment rate in Nevada was 13 percent and in California was 12.4 percent according to Bureau of Labor reports.

The sustained drop in employment contributed to the consumer confidence index plunging to a record low in the spring of 2009. The consumer confidence index was initiated in 1967.

Foreclosure filings during 2009 increased 21 percent compared to 2008. Specific markets in which our home builders operate had higher than average foreclosure rates — Nevada, Arizona and California had three of the top four foreclosure rates in the country at 10 percent, 6 percent and 4.75 percent, respectively. California’s foreclosure activity in total was the highest of the fifty states in 2009 and increased 21 percent from 2008. The national homeowner vacancy rate edged lower to 2.6 percent, yet remained well above the historical average of 1.6 percent.

New home sales in the U.S. totaled 374,000 units in 2009. This was a record low and down 71 percent from the record high of 2005.

U.S. single-family housing starts bottomed at an annual rate of 360,000 units in first quarter 2009. During the second half, the rate of housing starts was 485,000 units annually. For the year, single-family starts totaled 443,000 units. This resulted in an inventory of new homes for sale at the lowest level since 1971.

The housing market conditions described above contributed to a 32 percent decrease in the number of single-family homes closed and a 6 percent drop in the average price for homes closed in our Real Estate operations during 2009.

The depressed level of new home construction and an estimated 15 to 20 percent decrease in repair and remodeling spending resulted in decreased demand for wood products by 40 to 50 percent from the peak of 2006. Industry operating rates for lumber and oriented strand board (OSB) averaged between 50 and 60 percent of capacity. As a result, lumber and OSB prices were at or below estimated cash costs during 2009. The price of Douglas fir green 2x4s, the preferred building product in southern California, dropped to 1980-85 levels in nominal dollar terms. Demand decreased for both domestic Douglas fir logs grown in our western timberlands and lumber produced in our western system.

The price of logs supplied for lumber production fell throughout the first three quarters of 2009 due to lower demand.

U.S. DOLLAR/GLOBAL DEMAND

Following the onset of the financial crisis in September 2008, the U.S. dollar strengthened by 15 to 20 percent relative to the Canadian dollar and Euro. The U.S. dollar stayed at these levels through first quarter 2009. Since then, the dollar has weakened to trading levels that existed prior to the beginning of the financial crisis — 0.94US$/C$ and 1.47US$/Euro.

The Cellulose Fibers business benefitted from the decline in the value of the U.S. dollar as our pulp mills became more competitive compared to European and Canadian producers. Demand for bleached market pulp is estimated to have fallen 0.9 percent in 2009. While demand decreased in the developed countries, demand in China increased 33 percent.

The combination of the weaker dollar, steady global demand and decreased capacity resulted in a 35 percent increase in the key indicator pulp price in 2009. This followed a 35 percent drop in the price of market pulp from second quarter 2008 to first quarter 2009.

The weaker dollar against the Yen contributed to more stable export log prices despite the sharp decline in wooden housing starts in Japan in 2009. The export log market was also helped by higher demand from China in fourth quarter 2009.

WHERE WE ARE HEADED

The U.S. economy has improved during first quarter 2010, but this improvement appears unlikely to generate meaningful job growth in the quarter. Existing home sales could decline as there appears to be lower demand for the extended first-time buyer tax credit. The tax credit for current owners is expected to generate few additional home sales as many owners do not have the equity to buy larger homes. Single-family starts are expected to be higher in the quarter given the record low inventory of new homes for sale. Wood products demand is projected to increase slightly, partially as a result of the rebuilding of inventories by dealers and wholesalers. The weakness of the U.S. dollar is expected to be favorable for U.S. market pulp producers, which is expected to lead to higher pulp prices in U.S. dollar terms.

FINANCIAL PERFORMANCE SUMMARY

Net Sales and Revenues by Segment

Contribution (Charge) to Pretax Earnings by Segment

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	31

RESULTS OF OPERATIONS

In December 2008, the board of directors approved an amendment to our bylaws to adopt a December 31 fiscal year-end, effective for fiscal year-end 2008. Prior to 2008, our fiscal year ended on the last Sunday of the calendar year. As a result, the number of days in our fiscal year varied. For the last three years:

•	Fiscal year 2009 had 365 days.
•	Fiscal year 2008 had 367 days.
•	Fiscal year 2007 had 364 days.

In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions.
•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser’s shareholders before interest expense not capitalized and income taxes.

CONSOLIDATED RESULTS

Net sales and revenue and operating income numbers reported in our consolidated results do not include the activity of our discontinued operations:

•	Containerboard, Packaging and Recycling operations (sold in August 2008);
•	Australian operations (sold in July 2008); and
•	Fine Paper operations (divested in March 2007).

We report these activities and results as discontinued operations in our Consolidated Statement of Earnings. However, we include the results of these operations in the segment discussions that follow. See Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements for more information about our discontinued operations.

HOW WE DID IN 2009

Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales and revenues	$5,528	$8,100	$10,933	$(2,572)	$(2,833)
Operating loss	$(447)	$(2,601)	$(93)	$2,154	$(2,508)
Earnings (loss) from discontinued operations, net of tax	$—	$667	$1,038	$(667)	$(371)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$(545)	$(1,176)	$790	$631	$(1,966)
Net earnings (loss) attributable to Weyerhaeuser common shareholders per share, basic and diluted	$(2.58)	$(5.57)	$3.60	$2.99	$(9.17)

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $2.6 billion — 32 percent.
•	Net loss attributable to Weyerhaeuser common shareholders decreased $631 million — 54 percent.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the continued market challenges for the U.S. homebuilding industry and weak pulp markets, reflected in the following:

•	significantly lower demand and prices for residential building products along with the closure and curtailment of a number of facilities — refer to the Wood Products segment discussion;
•	declines in the number of single-family homes closed and average selling prices — refer to the Real Estate segment discussion;
•	lower pulp sales realizations — refer to the Cellulose Fibers segment discussion; and
•	decreased western log sales due to weaker export and domestic markets — refer to the Timberlands segment discussion.

Net Earnings (Loss) Attributable to Weyerhaeuser Common Shareholders

Net loss attributable to Weyerhaeuser common shareholders decreased $631 million primarily due to the factors listed below.

Reductions to pretax net loss included:

•	$1.7 billion decrease in asset impairment charges primarily related to our Real Estate, Wood Products, Cellulose Fibers and Corporate and Other segments;
•	$344 million recognition of alternative fuel mixture credits in 2009 in our Cellulose Fibers segment;
•

$296 million decrease in selling and general and administrative costs as a result of the implementation of company cost-saving initiatives, a reduction in the number of employees and lower sales volumes across all of our segments;

•	$163 million pretax gain on third quarter 2009 sale of 140,000 acres of non-strategic timberland in northwestern Oregon;
•	$137 million decrease in raw materials costs in our Wood Products segment;
•	$95 million decrease in manufacturing, warehousing and delivery costs and other cost of sales in our Wood Products segment;
•	$89 million increase in earnings from foreign exchange gains, primarily resulting from changes in exchange rates between the U.S. dollar and the Canadian dollar; and
•	$80 million decrease in freight, fiber and energy costs primarily in our Cellulose Fibers segment.

These reductions to net loss during 2009 were partially offset by the following:

•	$1.6 billion of pretax gains recognized on dispositions and investment restructuring during 2008 that did not recur in 2009. This included:
–	$1.2 billion from the sale of our Containerboard, Packaging and Recycling business;
–	$218 million from the sale of our Australian operations; and
–	$250 million gain from the restructuring of our joint venture in Uruguay;

•	$259 million due to reduced harvest volumes and lower domestic and export prices in our Timberlands segment;
•	$206 million due to lower sales price realizations in our Wood Products segment;
•	$204 million loss of earnings due to the sale of our Containerboard, Packaging and Recycling business;
•	$203 million due to lower pulp prices and lower pulp sales volumes in our Cellulose Fibers segment;
•	$110 million increase in restructuring and closure charges primarily related to our Corporate and Other and Wood Products segments;
•	$55 million decrease in pretax earnings from Westwood Shipping operations as well as loss of pretax earnings from international operations that were disposed of in 2008; and
•	$52 million pretax gain recognized in 2008 that did not recur in 2009 from changes in our U.S. postretirement plans for salaried employees in the U.S.

In addition, income tax expense decreased $424 million primarily due to taxes related to the gains from our discontinued operation transactions in 2008 that did not recur in 2009.

COMPARING 2008 WITH 2007

In 2008:

•	Asset impairments and related charges increased $1.8 billion.
•	Net sales and revenues decreased $2.8 billion — 26 percent.
•	Net earnings (loss) attributable to Weyerhaeuser common shareholders decreased $2 billion.

Asset Impairments and Related Charges

We continually monitor our assets for potential impairment, particularly in light of market conditions. The upheaval in financial markets during fourth quarter 2008 was accompanied by accelerated deterioration of housing markets and a continued decline in demand and pricing for most of our wood products. In addition, declining demand in emerging Asian markets, primarily China, adversely affected our Cellulose Fibers operations. We recognized significant asset impairments in our Real Estate segment during the first three quarters of 2008 and the accelerated deterioration of market conditions triggered additional impairments in fourth quarter. The continued deterioration of market conditions also led to a fair-value analysis that indicated the carrying value of the goodwill in our Wood Products and Cellulose Fibers segments was impaired in fourth quarter 2008.

Our asset impairments and related charges attributable to Weyerhaeuser shareholders increased $1.8 billion — from approximately $330 million in 2007 to approximately $2.1 billion in 2008. The increase included:

•	$808 million in impairments of goodwill in our Wood Products and Cellulose Fibers segments and
•	$984 million in asset impairment and related charges in our Real Estate and Corporate and Other segments.

Partially offsetting these increased charges is a $24 million decrease in impairments recorded in connection with closures, curtailments or sales of operations.

Net Sales and Revenues

Net sales and revenues decreased significantly, primarily due to continued deterioration of the U.S. housing market. Declines in residential homebuilding throughout the nation have resulted in lower demand for residential building products such as

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	33

softwood lumber, oriented strand board (OSB) and engineered lumber. Sales of products within our Wood Products segment, excluding those of discontinued operations, were $1.9 billion — 34 percent — lower than 2007. These difficult market conditions also affected our Real Estate segment, where net sales and revenues decreased $951 million — 40 percent — from 2007.

Net Earnings (Loss) Attributable to Weyerhaeuser Common Shareholders

Net earnings (loss) attributable to Weyerhaeuser common shareholders decreased $2 billion primarily due to the factors listed below.

Reductions to pretax net earnings included:

•	$1.8 billion increase in pretax asset impairments and related charges discussed above;
•	$93 million increase in foreign exchange losses primarily due to an 18 percent decline in the U.S. dollar to Canadian dollar average exchange rate in 2008;
•	$270 million decrease in pretax earnings due to lower price realizations for softwood lumber, engineered products and hardwood lumber in our Wood Products segment;
•	$334 million increase in losses on land sales;
•	$253 million decrease in pretax earnings resulting from lower sales prices and higher land, construction and development costs of single-family homes in our Real Estate segment; and
•	$118 million decrease in pretax earnings from lower price realizations and a change in mix of log sales in our Timberlands segment.

Partially offsetting these reductions to pretax net earnings were:

•	$953 million increase in pretax gains on dispositions and investment restructuring.
–	Pretax gains of $1.6 billion recognized during 2008 included:

•	$1.2 billion from the sale of our Containerboard, Packaging and Recycling business;
•	$218 million from the sale of our Australian operations; and
•	$250 million gain from the restructuring of our joint venture in Uruguay.

–	Pretax gains of $690 million recognized in 2007 included:

•	$606 million from the Domtar Transaction and
•	$84 million from the disposition of property operating facilities and our New Zealand investments.

•	$173 million increase in sales realizations in our Cellulose Fibers segment.
•	$52 million gain from changes in our postretirement plans for current salaried employees in the U.S. in 2008.

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

TIMBERLANDS

HOW WE DID IN 2009

We report sales volume and annual production data for our Timberlands business segment in Our Business/What We Do/Timberlands.

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the last three years:

Net Sales and Revenues and Net contribution to earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales and revenues to unaffiliated customers:
Logs
West	$329	$547	$565	$(218)	$(18)
South	144	97	56	47	41
Canada	13	20	38	(7)	(18)
Total	486	664	659	(178)	5
Pay as cut timber sales	31	32	25	(1)	7
Timberlands exchanges(1)	66	73	128	(7)	(55)
Higher and better-use land sales(1)	11	11	33	—	(22)
Minerals, oil and gas	62	61	40	1	21
Products from international operations(2)	44	40	12	4	28
Other products	14	18	25	(4)	(7)
Subtotal sales to unaffiliated customers	714	899	922	(185)	(23)
Intersegment sales
United States	392	817	983	(425)	(166)
Other	145	217	363	(72)	(146)
Subtotal intersegment sales	537	1,034	1,346	(497)	(312)
Total	$1,251	$1,933	$2,268	$(682)	$(335)
Net contribution to earnings	$338	$384	$627	$(46)	$(243)

(1)   Higher and better use timberland and other non-strategic timberland are sold through Forest Products subsidiaries.

(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

COMPARING 2009 WITH 2008

In 2009:

•	Net log sales and revenues to unaffiliated customers decreased $178 million — 27 percent.
•	Sales of other products to unaffiliated customers decreased $7 million — 3 percent.
•	Intersegment sales decreased $497 million — 48 percent.
•	Net contribution to earnings decreased $46 million — 12 percent.

Net Sales and Revenues — Unaffiliated Customers

The $185 million decrease in net sales and revenues to unaffiliated customers resulted from:

•	$218 million decrease — 40 percent — in log sales in the West as sales volumes decreased 36 percent and price realizations decreased 6 percent due to weaker domestic and export markets;
•	$7 million decrease — 35 percent — in log sales in Canada as sales volume in Canada decreased 23 percent and price realizations decreased 15 percent primarily due to weaker demand; and
•	$7 million decrease — 3 percent — in other sales and revenues from unaffiliated customers primarily due to lower timberlands exchange revenues.

These decreases were partially offset by $47 million — 48 percent — increase in log sales in the South as sales volumes increased 51 percent, primarily due to sales of fiber logs to International Paper for use at locations that previously were owned by Weyerhaeuser and higher grade log sales to domestic customers.

Intersegment Sales

The $497 million decrease in intersegment sales primarily resulted from:

•	fewer Weyerhaeuser mills in operation as a result of closures and curtailments of Wood Products operations in the United States; and
•	sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold the business to International Paper in August 2008.

Net contribution to earnings

The $46 million decrease in net contribution to earnings primarily resulted from:

•	$146 million due to a 40 percent reduction in harvest in the West and 27 percent reduction in harvest in the South;
•	$113 million due to lower domestic and export prices in the West and South; and
•	$15 million due to asset impairments attributable to Weyerhaeuser shareholders.

These decreases were partially offset by the following:

•	$163 million pretax gain on a sale of 140,000 acres of non-strategic timberland in northwestern Oregon in third quarter 2009;
•	$44 million reduction of operating costs, including lower salvage logging costs, lower fuel costs and reduced spending on silviculture; and
•	$23 million reduction in selling, general and administrative costs as a result of cost cutting measures.

COMPARING 2008 WITH 2007

In 2008:

•	Net log sales and revenues to unaffiliated customers increased $5 million — 1 percent.
•	Other sales and revenues to unaffiliated customers decreased $28 million — 11 percent.
•	Intersegment sales decreased $312 million — 23 percent.
•	Net contribution to earnings declined $243 million — 39 percent.

Net Sales and Revenues — Unaffiliated Customers

The $23 million decrease in net sales and revenues to unaffiliated customers resulted from:

•	$18 million decrease — 3 percent — in log sales in the West primarily due to:
–	Average price realizations dropped 14 percent with the slowing domestic market and the declining U.S. housing market.
–	Partially offset by increased sales volume, both export and domestic, of 12 percent due to more available whitewood volume created by the December 2007 storm salvage logging.

•	$18 million decrease — 47 percent — in log sales in Canada primarily due to:
–	Sales volume in Canada dropped 43 percent as a result of having fewer operations in Canada.
–	Average price realizations decreased 9 percent.

•	$49 million decrease — 22 percent — in other sales and revenues from unaffiliated customers primarily due to lower timberlands exchange revenues.

These decreases were partially offset by:

•	$41 million increase — 73 percent — in log sales in the South as a result of increases in both volume and price.
–

We sold our containerboard mills to International Paper in August 2008. Log sales to those mills were previously reported as intersegment sales. Sales to the mills are now reported as sales to unaffiliated customers.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	35

–	Fiber prices in the South increased due to lower available residual chip volumes as sawmills took market downtime.

•	$21 million increase — 53 percent — in minerals, oil and gas revenue.

Intersegment Sales

The $312 million decrease in intersegment sales primarily resulted from:

•	$125 million decrease due to a 35 percent decrease in the volume of logs sold to our Canadian mills as a result of fewer facilities and increased market downtime;
•	$58 million decrease due to a 7 percent decline in the volume of logs sold to our U.S. mills as a result of the slower housing market;
•	$58 million decrease due to a 20 percent decline in average log price realizations in the West; and
•

$57 million decrease as sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold our Containerboard, Packaging and Recycling business to International Paper in August 2008.

Net contribution to earnings

The $243 million decrease in net contribution to earnings primarily resulted from:

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

OUR OUTLOOK

Excluding the effect of sales of non-strategic land, we expect first quarter operating earnings from the segment to be comparable to fourth quarter, primarily due to improved log sales realizations, offset by higher costs.

WOOD PRODUCTS

HOW WE DID IN 2009

We report sales volume and annual production data for our Wood Products business segment in Our Business/What We Do/Wood Products.

Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:

Net Sales and Revenues and Net contribution to earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales and revenues:
Softwood lumber	$885	$1,443	$2,241	$(558)	$(798)
Engineered solid section	238	414	608	(176)	(194)
Engineered I-joists	162	284	467	(122)	(183)
Oriented strand board	234	416	589	(182)	(173)
Plywood	92	202	366	(110)	(164)
Hardwood lumber	206	291	355	(85)	(64)
Other products produced	146	225	226	(79)	(1)
Other products purchased for resale	271	493	847	(222)	(354)
Total	$2,234	$3,768	$5,699	$(1,534)	$(1,931)
Net contribution to earnings	$(733)	$(1,547)	$(734)	$814	$(813)

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $1.5 billion — 41 percent.
•	Net contribution to earnings increased $814 million.

Net Sales and Revenues

Net sales and revenues decreased $1.5 billion — 41 percent — primarily due to the following:

•	Softwood lumber average price realizations decreased $42 per thousand board feet (MBF) — 14 percent.

•	Engineered solid section average price realizations decreased $56 per hundred cubic feet — 3 percent.
•	Engineered I-joists average price realizations decreased $89 per thousand lineal feet — 7 percent.
•	Oriented strand board (OSB) average price realizations decreased $7 per thousand square feet 3/8" — 4 percent.
•	Plywood average price realizations decreased $50 per thousand square feet 3/8" — 14 percent.
•	Hardwood lumber average price realizations decreased $83 per MBF — 9 percent.
•	Sales of other products purchased for resale decreased 45 percent as a result of the sale of Canadian and selected U.S. distribution centers and overall decline in demand for building products.
•	Shipment volumes decreased across all product lines as follows:
–	Softwood lumber decreased 1.4 billion board feet — 29 percent.
–	Engineered solid section decreased 10 million cubic feet — 41 percent.
–	Engineered I-joists decreased 88 million lineal feet — 39 percent.
–	OSB decreased 1 billion square feet 3/8" — 41 percent.
–	Pywood decreased 267 million square feet 3/8" — 47 percent.
–	Hardwood lumber decreased 72 million board feet — 22 percent.

Net Contribution to Earnings

Net contribution to earnings improved $814 million primarily due to the following:

•	$730 million decrease in impairments of goodwill and other assets;
•	$137 million decrease in raw materials, mainly due to decreased log costs;
•	$110 million decrease in selling and administrative charges resulting from staff reductions and continued focus on reducing costs;
•	$57 million decrease in manufacturing and other cost of sales due to mill optimizations and production efficiencies; and
•	$38 million decrease in warehousing and delivery costs as a result of lower shipment volumes and closures of distribution center facilities.

These improvements were partially offset by the following:

•	$206 million decrease due to lower sales price realizations and
•	$25 million decrease in contributions from other products purchased for resale as a result of reduced market demand and closed distribution facilities.

COMPARING 2008 WITH 2007

In 2008:

•	Impairments of long-lived assets increased $691 million.
•	Net sales and revenues decreased $1.9 billion—34 percent.
•	Net contribution to earnings decreased $813 million.

Asset Impairments

The accelerated deterioration of market conditions in fourth quarter 2008 adversely affected the results of our Wood Products operations and led to a fair-value analysis that indicated the carrying value of the goodwill in our iLevel reporting unit was impaired.

The fair-value analysis took into account:

•	the industry’s reduced market multiples,
•	recent and expected operating performance and
•	an expectation that weak macroeconomic trends would likely continue.

Based on the results of the fair-value analysis, we recognized a goodwill impairment of $733 million in the Wood Products segment in the fourth quarter of 2008. Total goodwill impairments in 2008 for the segment were $744 million.

During 2008, we also recognized $98 million of other asset-impairment charges in the Wood Products segment in connection with the expected closure, curtailment or sale of operations. This compares with total Wood Products asset-impairment charges of $119 million in 2007.

Net Sales and Revenues

Net sales and revenues decreased $1.9 billion — 34 percent — primarily due to the following:

•	Softwood lumber average price realizations decreased $37 per thousand board feet (MBF) — 11 percent — following the market trend.
•

Engineered I-joists average price realizations decreased $134 per thousand lineal feet — 10 percent — and engineered solid section decreased $169 per hundred cubic feet — 8 percent — in response to competitive market conditions.

•	Hardwood lumber average price realizations decreased $78 per MBF — 8 percent.
•

Sales of other products purchased for resale decreased 42 percent as a result of the sale of Canadian and selected U.S. distribution centers, a reduction in the product lines purchased for resale and overall decline in demand for building products.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	37

•	Shipment volumes decreased across all product lines as follows:

–	Lumber decreased 1.8 billion board feet — 28 percent.
–	OSB decreased 1 billion square feet 3/8" — 30 percent.
–	Shipment volumes of engineered I-joists decreased 111 million lineal feet — 33 percent.
–	Engineered solid section decreased 8 million cubic feet — 26 percent.

Net Contribution to Earnings

Net contribution to earnings decreased $813 million primarily due to the following:

•	$744 million of charges in 2008 for the impairment of goodwill — compared with $30 million in 2007; and
•	$270 million decrease resulting from lower price realizations for softwood lumber, engineered products and hardwood lumber.

These decreases were partially offset by the following:

•	$78 million reduction in selling and administrative expense;
•	$171 million in charges for facility closures, other asset impairments, restructuring costs and litigation compared to $212 million in 2007; and
•	$13 million benefit recognized in connection with a reduction in the reserve for hardboard siding claims.

In addition, net contribution to earnings increased due to reductions in raw material, warehousing and delivery costs. However, these reductions were offset by increased manufacturing costs resulting from reduced operating postures and ongoing costs at curtailed facilities.

OUR OUTLOOK

We expect a lower operating loss in first quarter due to improved operating rates and anticipated sales realization improvements for lumber and OSB.

CELLULOSE FIBERS

HOW WE DID IN 2009

We report sales volume and annual production data for our Cellulose Fibers business segment in Our Business/What We Do/Cellulose Fibers.

Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:

Net Sales and Revenues and Net contribution to earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales and revenues:
Pulp	$1,148	$1,357	$1,478	$(209)	$(121)
Liquid packaging board	290	290	247	—	43
Other products	73	118	107	(45)	11
Total	$1,511	$1,765	$1,832	$(254)	$(67)
Net contribution to earnings	$444	$147	$229	$297	$(82)

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $254 million — 14 percent.
•	Net contribution to earnings increased $297 million — 202 percent.

Net Sales and Revenues

The effects of the global economic recession — weaker pulp demand and a stronger U.S. dollar — resulted in decreased sales realizations from fourth quarter 2008 through first half 2009. Pulp prices improved in the second half as the U.S. dollar weakened and demand strengthened. The $254 million decrease in net sales and revenues for the full year 2009 compared with 2008 was primarily due to the following:

•	Pulp price realizations decreased $120 per ton — 15 percent;
•	Sales volume of pulp decreased approximately 7,000 tons;
•	Sales volume of liquid packaging board decreased approximately 14,000 tons — 5 percent; and
•	Sales price of liquid packaging increased $46 per ton — 5 percent.

Net Contribution to Earnings

Net contribution to earnings increased $297 million primarily due to the following:

•	$344 million increase due to alternative fuel mixture credits, see “Liquidity and Capital Resources” for more information related to alternative fuel mixture credits;
•	$94 million goodwill impairment charge in fourth quarter 2008, which did not recur in 2009;
•	$80 million decrease in fiber, freight and energy costs, primarily related to lower prices for chips and fuel;
•

$46 million decrease in other operating and maintenance costs, primarily as a result of cost reduction initiatives and the effect of the strengthening of the U.S. exchange rate on Canadian operating costs year over year;

•	$13 million increase in liquid packaging board price realizations; and
•	$12 million decrease in administrative costs as a result of cost reduction activities.

These increases were partially offset by the following decreases:

•	$203 million due to lower pulp prices and lower pulp sales volumes, as global market demand decreased from the prior year;
•	$40 million as a result of lower production, primarily due to maintenance downtime and market downtime in the first half of the year;
•	$26 million due to lower other product realizations; and
•	$23 million in other non operating income and earnings from our interest in our newsprint joint venture due to lower newsprint market prices.

COMPARING 2008 WITH 2007

In 2008:

•	Asset impairments increased $92 million.
•	Net sales and revenues decreased $67 million — 4 percent.
•	Net contribution to earnings decreased $82 million — 36 percent.

Asset Impairments

The accelerated deterioration of market conditions in fourth quarter 2008 was accompanied by a sudden and dramatic decline in demand for pulp from developing Asian markets and a severe downturn in the global pulp market, which resulted in a significant decline in pulp prices. These developments led to a fair-value analysis that indicated the carrying value of the goodwill in our Cellulose Fibers reporting unit was impaired.

The fair-value analysis takes into account:

•	the industry’s reduced market multiples,
•	recent and expected operating performance and
•	an expectation that weak macroeconomic trends will likely continue.

Based on the results of the fair-value analysis, we recognized a goodwill impairment of $94 million in the Cellulose Fibers segment in fourth quarter 2008.

Net Sales and Revenues

Net sales and revenues decreased 4 percent for the year primarily due to a decrease in pulp sales volume, which was partially offset by an increase in average price realizations for pulp and liquid packaging board.

For the full year 2008 compared with 2007:

•	Average price realizations for pulp and liquid packaging improved primarily due to a weaker U.S. dollar and strong demand.
–	Pulp price realizations improved $82 per ton — 11 percent.
–	Liquid packaging board price realizations improved $94 per ton — 11 percent.

•

Sales volume of pulp declined approximately 366,000 tons — 18 percent. The volume decrease was primarily due to the divestiture of the Kamloops, British Columbia, pulp mill and other white paper mills in the Domtar Transaction in first quarter 2007.

•	Sales volume of liquid packaging increased approximately 16,000 tons — 6 percent.

Net Contribution to Earnings

Net contribution to earnings decreased $82 million primarily due to the following:

•	$94 million goodwill impairment charge in fourth quarter as discussed above;
•	$50 million reduction in earnings from lower pulp sales volumes;
•	$41 million increase in chemical costs primarily due to higher prices;
•	$38 million increase in freight costs primarily related to higher fuel prices and ocean freight;
•	$37 million increase in operating costs, including maintenance, depreciation and the effect of the strengthening of the Canadian exchange rate on Canadian operating costs; and
•	$33 million increase in fiber and energy costs primarily related to higher prices paid for chips and fuel.

These decreases were partially offset by the following:

•	$173 million from increased price realizations as a result of improved market conditions — $140 million from pulp and $33 million from liquid packaging board;
•	$20 million increase in earnings from our interest in our newsprint joint venture primarily due to higher newsprint market prices; and

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	39

•	$18 million in reduced expenses primarily from productivity improvements, cost reductions and increased cost recovery from slush pulp sales.

OUR OUTLOOK

Excluding the effect of alternative fuel mixture credits, which ended in 2009, we expect earnings from operations for first quarter to be comparable to fourth quarter. Annual maintenance and fiber costs are expected to increase. These costs are expected to offset improved pulp price realizations.

REAL ESTATE

HOW WE DID IN 2009

We report single-family unit statistics for our Real Estate business segment in Our Business/What We Do/Real Estate.

Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:

Net Sales and Revenues and Net contribution to earnings for Real Estate

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales and revenues:
Single-family housing	$832	$1,294	$2,079	$(462)	$(785)
Land	68	99	213	(31)	(114)
Other	4	15	67	(11)	(52)
Total	$904	$1,408	$2,359	$(504)	$(951)
Net contribution to earnings	$(299)	$(1,357)	$204	$1,058	$(1,561)

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $504 million — 36 percent.
•	Net contribution to earnings increased $1.1 billion — 78 percent.

Net Sales and Revenues

The $504 million decrease in net sales and revenues resulted from:

•	Single-family revenues decreased $462 million — 36 percent. This included:
–	$410 million due to a 32 percent decrease in single-family home closings and
–	$52 million due to a 6 percent decrease in the average sales price of homes closed.
•	Land and lot sales decreased $31 million — 31 percent.
•	Other revenue decreased $11 million.

Net Contribution to Earnings

The $1.1 billion increase in net contribution to earnings resulted from:

•	$815 million decrease in impairments and write-offs of preacquisition and abandoned community costs attributable to Weyerhaeuser shareholders;
•	$233 million increase in contribution from land and lot sales;

40

•

$82 million benefit from lower selling, general and administrative costs, primarily due to lower sales volumes, a reduction in the number of open communities, and general cost cutting measures, including a reduction in headcount.

Offsetting the increase was:

•	$56 million decrease in single-family gross margin, primarily the result of fewer closings at lower prices; and
•	$17 million increase in restructuring charges, primarily related to vacated office space and headcount reductions.

COMPARING 2008 WITH 2007

In 2008:

•	Impairments and other related charges attributable to Weyerhaeuser shareholders increased $906 million.
•	Net sales and revenues decreased $951 million — 40 percent.
•	Net contribution to earnings decreased $1.56 billion.

Impairments and Other Related Charges Attributable to Weyerhaeuser Shareholders

We continually monitor our assets for potential impairment, particularly in light of the current market conditions. Additionally, we control some land through deposits with land sellers that defer the payment of the full acquisition price until certain entitlements are obtained. We also control some land through structured options offered by land sellers.

In 2008, we recorded $874 million in impairments and other related charges attributable to Weyerhaeuser shareholders for real estate projects, joint ventures and intangible assets. This compares with $128 million in impairments and other related charges for real estate projects recorded in 2007. There was a significant increase in impairments from the previous year due to the eroding market conditions for selling new homes and the inability for many home buyers to secure financing due to the changing mortgage market and tighter credit standards. In addition, during the fourth quarter of 2008, the already-depressed housing market was further affected by increased financial turmoil. Job losses, both actual and announced, and a loss of consumer confidence reduced the number of potential home buyers. Increasing foreclosures added inventory to the marketplace causing lower appraisal values and home sale prices.

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

In addition, we recorded $128 million in investment impairments and other related charges attributable to Weyerhaeuser shareholders for our real estate investments in 2008 compared with $36 million in 2007.

In 2008, we also wrote off $74 million in costs associated with option deposits and other preacquisition costs related to land parcels that we decided not to acquire. In 2007, we wrote off $6 million of option deposits and preacquisition costs.

Net Sales and Revenues

The $951 million decrease in net sales and revenues resulted from:

•	Single-family revenues decreased $785 million — 38 percent. This included:
–	$581 million due to a 28 percent decrease in single-family home closings and
–	$204 million due to a 14 percent decrease in the average sales price of homes closed.
•	Land and lot sales decreased $114 million — 54 percent.
•	Other revenue decreased $52 million as 2007 included revenue of $49 million from an apartment building sale with no comparable sale in 2008.

Net Contribution to Earnings

The $1.56 billion decrease in net contribution to earnings resulted from:

•	Impairments and preacquisition cost write-offs attributable to Weyerhaeuser shareholders caused a decrease of $906 million.
•

Single-family activities caused a decrease of $253 million — 55 percent — due to lower sales prices and higher land, construction and development costs. Single-family activity includes net sales less cost of goods sold.

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

OUR OUTLOOK

Excluding asset impairments, restructuring and related charges, we expect the segment to be profitable in first quarter. A loss is expected from single-family homebuilding operations due to seasonally lower closings; however, two commercial partnership interests were sold in January 2010 and will contribute $33 million in earnings.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	41

CORPORATE AND OTHER

We report what our Corporate and Other segment includes in Our Business/What We Do/Corporate and Other.

Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:

Net Sales and Revenues and Net Contributions to Earnings for Corporate and Other

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales and revenues	$165	$392	$432	$(227)	$(40)
Net contributions to earnings	$(107)	$1,558	$475	$(1,665)	$1,083

HOW WE DID IN 2009

•	We restructured our corporate support functions. This included reductions in staff and consolidation of office space.
•	We announced changes to our employee and postretirement benefits plans for 2010. These include:
–	modifications to the U.S. pension plan for active employees;
–	reduction of certain company-sponsored retiree life insurance benefits for qualifying U.S. employees;
–	changes in available medical plans for U.S. employees and retirees not eligible for Medicare; and
–	freeze on contributions towards the cost of Canadian non-union retiree benefits.

The segment’s results are affected by changes in foreign exchange rates primarily related to our Canadian operations, changes in our stock price, pension and postretirement credits (costs), and strategic initiatives outside the operating segments. Results for the Corporate and Other segment also include the net gain on divestitures that affect multiple business segments and the disposition of entire business segments.

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $227 million — 58 percent.
•	Net contribution to earnings decreased $1.7 billion.

Net Sales and Revenues

Net sales and revenues decreased, primarily due to the sale of our Australian operations in July 2008 and decreased revenue in our transportation business during 2009.

Net Contribution to Earnings

The $1.7 billion decrease in net contribution to earnings resulted from:

•	$1.2 billion pretax gain recognized in 2008 from the sale of our Containerboard, Packaging and Recycling business;
•	$250 million pretax non-cash gain recognized in 2008 from restructuring our joint ventures in Uruguay in 2008;
•	$218 million pretax gain recognized in 2008 from the sale of our Australian operations;
•	$64 million reduction in net pension and postretirement credits primarily related to the remeasurement of plan assets and liabilities partially offset by changes in plan participation;
•	$58 million increase in charges for asset impairments and restructuring activities, primarily related to 2009 pension settlements and curtailments;
•	$55 million decrease in earnings from Westwood Shipping operations, as well as international operations that were disposed of in 2008; and
•	$52 million pretax gain recognized in 2008 from changes in our U.S. postretirement plans for salaried employees in the U.S.

These decreases were partially offset by the following:

•

$82 million change in net foreign exchange gains and losses — $39 million gain in 2009 compared to $43 million loss in 2008 — primarily resulting from changes in exchange rates between the U.S. dollar and the Canadian dollar;

•	$59 million decrease in general and administrative costs as a result of implementing company cost saving initiatives; and
•

$51 million decrease in Weyerhaeuser’s expense related to previously capitalized interest on excess qualifying assets of Weyerhaeuser Real Estate Company, primarily due to lower home and land sales in 2009.

COMPARING 2008 WITH 2007

In 2008:

•	Net sales and revenues decreased $40 million — 9 percent.
•	Net contribution to earnings increased $1.1 billion.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the sale of our Australian operations in July 2008, partially offset by increased revenue earned in our transportation business during 2008.

42

Net Contribution to Earnings

The $1.1 billion increase in net contribution to earnings resulted from:

•	$777 million increase in pretax gains on dispositions — $1.4 billion in 2008 compared with $616 million in 2007. The gains include:
–	$1.2 billion in 2008 from the sale of our Containerboard, Packaging and Recycling business;
–	$218 million in 2008 from the sale of our Australian operations;
–	$606 million in 2007 from the Domtar Transaction; and
–	$10 million in 2007 from the sale of our New Zealand investment.
•	$250 million non-cash gain for the restructuring of our joint ventures in Uruguay in 2008;
•	$197 million increase in net pension and postretirement income resulted from the effect of the change to retain most recurring pension and postretirement credits (costs) in Corporate and Other; and
•	$52 million pretax gain in 2008 from changes in our postretirement plans for current salaried employees in the U.S.

These increases were partially offset by the following:

•

$92 million change in net foreign exchange gains and losses — $43 million loss in 2008 compared with $49 million gain in 2007 — primarily a result of changes in exchange rates between the U.S. dollar and the Canadian dollar;

•	$69 million increase in charges related to the write-off of capitalized interest on impaired Real Estate homebuilding assets during 2008;
•	$55 million increased charges for corporate restructuring activities; and
•	$43 million pretax gain from a legal settlement in 2007 with no comparable gain in 2008.

FINE PAPER

On March 7, 2007, our Fine Paper operations and related assets were divested in the Domtar Transaction. As a result, the year ended December 30, 2007, includes nine weeks of Fine Paper operations. Subsequent to first quarter 2007, we no longer have results of operations for the Fine Paper segment.

Here are net sales and revenues and net contribution to earnings for 2007:

Net Sales and Revenues and Net contribution to earnings for Fine Paper

DOLLAR AMOUNTS IN MILLIONS
2007
Net sales and revenues:
Paper	$432
Coated groundwood	26
Other products	1
Total	$459
Net contribution to earnings	$20

CONTAINERBOARD, PACKAGING AND RECYCLING

On August 4, 2008, our Containerboard, Packaging and Recycling business was sold to International Paper As a result, the year ended December 31, 2008, includes 31 weeks of operations. Subsequent to third quarter 2008, we no longer have results of operations for the Containerboard, Packaging and Recycling segment.

Here are net sales and revenues and net contribution to earnings for 2008 and 2007:

Net Sales and Revenues and Net contribution to earnings for Containerboard, Packaging and Recycling

DOLLAR AMOUNTS IN MILLIONS
	2008	2007
Net sales and revenues:
Containerboard	$301	$457
Packaging	2,449	4,019
Recycling	275	413
Kraft bags and sacks	56	96
Other products	88	183
Total	$3,169	$5,168
Net contribution to earnings	$204	$382

INTEREST EXPENSE

Including Real Estate and interest expense reported in discontinued operations, our interest expense incurred for the last three years was:

•	$466 million in 2009,
•	$550 million in 2008 and
•	$604 million in 2007.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	43

The decrease in our interest expense incurred is primarily due to reductions in our amount of outstanding debt of approximately:

•	$327 million in 2009,
•	$1.4 billion in 2008 and
•	$846 million in 2007.

In connection with the repayments, we recognized the following pretax (gains) losses on early extinguishment of debt:

•	$28 million in 2009,
•	$(32) million in 2008 and
•	$45 million in 2007.

INCOME TAXES

Our benefit for income taxes for our continuing operations over the last three years were:

•	$274 million in 2009,
•	$900 million in 2008 and
•	$179 million in 2007.

During 2009, we did not record any one-time tax benefits or charges:

During 2008, we recorded the following tax benefit:

•

Timber provisions in the Food, Conservation and Energy Act (TREE Act) of 2008 enacted May 22, 2008, resulted in a tax benefit of $57 million. The provision was effective for one year and reduced the capital gains tax rate on qualified timber sales from 35 percent to 15 percent.

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

In addition, income tax expense (benefit) recorded in connection with divestitures are included in discontinued operations and include the following:

•

tax expense on dispositions of $887 million related to the gain on sale of our Containerboard, Packaging and Recycling business and $58 million related to the gain on sale of our Australian operations in 2008; and

•	a tax benefit of $89 million from the sale of our Fine Paper business and related assets resulting from a rollout of temporary differences on the assets sold in Canada in 2007.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound, conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and
•	have access at all times to major financial markets.

Our policy governing capital has two important elements:

•	viewing the capital structure of Forest Products separately from that of Real Estate because of the very different nature of their assets and business activity and
•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and
•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;
•	cash paid to employees, suppliers and others;
•	cash paid for interest on our debt; and
•	cash paid or received for taxes.

Consolidated net cash (used in) provided by our operations was:

•	$(162) million in 2009,
•	$(1.3) billion in 2008 and
•	$635 million in 2007.

COMPARING 2009 WITH 2008

Net cash used in operations decreased $1.1 billion in 2009 as compared with 2008 due to the following:

•	Consolidated cash paid for income taxes decreased by $1.1 billion primarily due to taxes paid on the sale of our Containerboard, Packaging and Recycling business in 2008.
•	Cash we received from customers in our Forest Products operations excluding Real Estate increased $560 million net of cash paid to employees, suppliers and others. This increase was primarily due to:
–	Cash from operations declined as a result of significantly lower demand for building materials due to the continued deterioration of the U.S. housing market.
–	2008 cash from operations includes 31 weeks of Containerboard, Packaging and Recycling and approximately 30 weeks of Australian operations prior to their sales.

44

•

Cash we received from customers in our Real Estate segment, net of cash paid to employees, suppliers and others decreased $1 million primarily due to fewer closings of single-family home sales and the continued deterioration of the U.S. housing market.

•	We received $213 million from alternative fuel mixture credits in 2009.

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code allowed a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business in 2009. Our application for registration as a blender based on our use of black liquor as an alternative fuel was approved in May 2009. We began blending black liquor (a by-product of our wood pulping process) and diesel fuel during the first week of April 2009 and have blended and used 688 million gallons of the alternative fuel mixture through December 31, 2009. The alternative fuel mixture credit expired on December 31, 2009. We recognized credits of $344 million in 2009 — of which we have received $213 million of cash and have recorded a receivable of $131 million — for black liquor blended through December 31, 2009.

COMPARING 2008 WITH 2007

Net cash from operations decreased $1.9 billion in 2008 as compared with 2007 due to the following:

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

INVESTING IN OUR BUSINESS

Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;
•	investments in or distribution from equity affiliates;
•	proceeds from sale of assets and operations; and
•	purchases and redemptions of short-term investments.

Three-Year Summary of Capital Spending by Business Segment — Excluding Real Estate

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Timberlands	$83	$109	$71
Wood Products	57	101	244
Cellulose Fibers	61	54	104
Fine Paper	—	—	2
Containerboard, Packaging and Recycling	—	100	190
Corporate and Other	14	61	95
Total	$215	$425	$706

We anticipate that our net capital expenditures for 2010 —excluding acquisitions and our Real Estate business segment — will be approximately $200 million. However, that amount could change due to:

•	future economic conditions,
•	weather and
•	timing of equipment purchases.

PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS

Proceeds received from the sale of nonstrategic assets over the last three years were:

•	$355 million in 2009 including:
–	$295 million from the sale of nonstrategic timberlands in Oregon and
–	$20 million from the sale of our closed Honolulu box plant.

•	$6.5 billion in 2008 including:
–	$6.1 billion from the sale of our Containerboard, Packaging and Recycling business;
–	$342 million from the sale of our Australian operations;
–	$62 million from the sale of certain wood products distribution facilities; and
–	$54 million from the sale of property, equipment and other assets.

•	$1.7 billion in 2007 including:
–	$1.35 billion from the Domtar Transaction;
–	$161 million from the sale of our interest in our New Zealand joint venture and management company;
–	$114 million from the sale of property, equipment and other assets; and
–	$107 million from the sale of certain wood products
distribution facilities in the U.S. and Canada.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	45

Discontinued operations and assets held for sale are discussed in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements.

In 2008, $2.1 billion of the proceeds from the sale of our Containerboard, Packaging and Recycling business were used to pay down outstanding debt in the second half of the year.

FINANCING

Cash from financing activities includes:

•	issuances and payment of long-term debt,
•	borrowings and payments under revolving lines of credit,
•	changes in our book overdrafts,
•	proceeds from stock offerings and option exercises and
•	payment of cash dividends.

LONG-TERM DEBT

Our consolidated long-term debt was:

•	$5.7 billion as of December 31, 2009;
•	$6.0 billion as of December 31, 2008; and
•	$7.3 billion as of December 30, 2007.

Long-term debt we issued was:

•	$491 million in 2009,
•	$0 million in 2008 and
•	$451 million in 2007.

Long-term debt we retired according to its scheduled maturity was:

•	$459 million in 2009,
•	$504 million in 2008 and
•	$609 million in 2007.

Long-term debt we retired prior to its scheduled maturity was:

•	$367 million in 2009,
•	$500 million in 2008 and
•	$962 million in 2007.

The (gains) and losses recognized on early extinguishment of debt were:

•	$28 million in 2009 and
•	$(32) million in 2008 and
•	$45 million in 2007.

See Note 13: Long-Term Debt in the Notes to Consolidated Financial Statements for more information.

Subsequent Event — Debt Repurchase

In January 2010, our Real Estate segment retired $17 million of 6.12 percent notes with a maturity date of September 17, 2012.

REVOLVING CREDIT FACILITIES

As of December 31, 2009, Weyerhaeuser Company has two multi-year revolving credit facility agreements:

•	$400 million revolving credit facility that expires in March 2010 (2010 Facility) and
•	$1 billion five-year revolving credit facility that expires in December 2011 (2011 Facility).

Weyerhaeuser Real Estate Company (WRECO) is permitted to borrow under only the 2011 Facility.

On September 14, 2009, Weyerhaeuser Company amended its 2011 Facility by entering into a First Amendment to the $1,000,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of December 19, 2006. The amendment decreased the amount of minimum defined net worth that Weyerhaeuser Company is required to maintain under the facility from $3.75 billion to $3.0 billion. In addition, the amendment reduced the amount that WRECO is permitted to borrow under the facility to $200 million from $400 million and modified the fees and interest rates payable under the facility. No other changes in the facility were made and

$1.0 billion remains available under the facility until December 2011.

Also on September 14, 2009, Weyerhaeuser Company amended its 2010 Facility by entering into a First Amendment to the $1,200,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of December 19, 2006. The amendment decreased the amount of minimum defined net worth that Weyerhaeuser Company is required to maintain under the facility from $3.75 billion to $3.0 billion. In addition, the amendment reduced the size of the facility to $400 million from $1.2 billion, removed WRECO as a borrower under the facility and modified the fees and interest rates payable under the facility. No other changes in the facility were made and $400 million remains available under the facility until March 2010.

Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowing of the other under either of the credit facilities.

As of December 31, 2009, Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under our credit facilities,
•	had $33 million in letters of credit issued against the 2011 facility and
•	were in compliance with the credit facility covenants.

We had no borrowings at any time under our available credit facilities during 2009. Our net borrowings (pay-downs) under our available credit facilities were:

•	$(452) million during 2008 and
•	$664 million during 2007.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion and
•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,
•	plus or minus accumulated comprehensive loss balance related to deferred pension and postretirement income or expense,
•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt
•	plus total defined net worth.

As of December 31, 2009, Weyerhaeuser Company had:

•	a defined net worth of $4.3 billion and
•	a defined debt-to-total-capital ratio of 55.5 percent.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facilities and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,
•	a defined debt-to-total-capital ratio of 80 percent or less and
•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,
•	minus intangible assets,
•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt — including any intercompany debt
•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and
•	total WRECO defined net worth.

As of December 31, 2009, WRECO had:

•	a defined net worth of $779 million and
•	a defined debt-to-total-capital ratio of 61.3 percent.

There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO.

See Note 11: Short-term Borrowings and Lines of Credit in the Notes to Consolidated Financial Statements for more information.

CREDIT RATINGS

On June 22, 2009, Dominion Bond Rating Service (DBRS) changed the trend on the ratings for our debt to Negative from Stable, including our Issuer Rating of BBB (high).

On September 3, 2009, Fitch Ratings downgraded ratings for our debt to “BB+” from “BBB-.”

Following the December 15, 2009 announcement of the Company’s intention to elect REIT status, Moody’s Investor Services affirmed the rating of the company’s long term debt at Ba1 but changed the outlook from Stable to Developing.

On December 16, 2009, Standard and Poor’s affirmed the rating at BBB- but changed their outlook to Negative.

STOCK OPTION EXERCISES

Our cash proceeds from the exercise of stock options were:

•	$0 million in 2009,
•	$4 million in 2008 and
•	$321 million in 2007.

We did not recognize any excess tax benefits from the exercise of stock options during 2009 or 2008. We recognized $51 million in 2007 due to the high volume of stock options exercised when the price of our common stock reached record highs during the first quarter of that year.

PAYING DIVIDENDS AND REPURCHASING STOCK

We paid dividends of:

•	$127 million in 2009,
•	$507 million in 2008 and
•	$531 million in 2007.

Changes in the amount of dividends we paid were primarily due to the decrease in our quarterly dividend from 60 cents to 25 cents in December 2008 and to 5 cents in July 2009.

In December of 2008, the board of directors authorized the additional repurchase of up to $250 million of the company’s outstanding shares. During 2009, we repurchased 66,691 shares of common stock at a cost of $2 million under the stock-repurchase program.

During 2007, we completed the stock-repurchase program that was announced in October 2005, which authorized the repurchase of up to 18 million shares of our common stock. Of the 18 million shares repurchased, 7 million shares were repurchased in 2007 at a net cost of $473 million.

During 2007, we also redeemed 25 million shares in connection with the Domtar Transaction.

In 2009 and 2008, we paid a dividend, but we had negative cash from operations. This resulted in a negative dividend-payout ratio. The dividend payout ratio for 2007 was 84 percent.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	47

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 8: Pension and Other Postretirement Benefit Plans, Note 13: Long-Term Debt, Note 15: Legal Proceedings, Commitments and Contingencies and Note 21: Income Taxes in the Notes to Consolidated Financial Statements.

Significant Contractual Obligations as of December 31, 2009

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations:
Forest Products	$5,291	$3	$1,077	$364	$3,847
Real Estate(1)	402	40	233	84	45
Interest:(2)
Forest Products	5,019	385	713	582	3,339
Real Estate(1)	77	23	39	9	6
Operating lease obligations:
Forest Products	321	67	139	43	72
Real Estate	126	16	25	15	70
Purchase obligations(3)	156	56	49	32	19
Employee-related obligations:(4)
Forest Products	563	161	109	58	104
Real Estate	39	9	6	3	5
Liabilities related to unrecognized tax benefits(5)	193	—	—	—	—
Total	$12,187	$760	$2,390	$1,190	$7,507

(1)   On January 21, 2010, Weyerhaeuser Real Estate Company retired $17 million of 6.12 percent notes with a maturity date of September 17, 2012.

(2)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2009 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2009 will remain in effect until maturity.

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

(4)   The timing of certain of these payments will be triggered by retirements or other events. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made beyond 2011. Estimated payments of contractually obligated postretirement benefits are not made beyond 2010.

(5)   We have recognized total liabilities related to unrecognized tax benefits of $193 million as of December 31, 2009, including interest of $23 million. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements have not had — and are not reasonably likely to have — a material effect on our current or future financial condition, results of operations or cash flows. Note 9: Consolidation of Variable Interest Entities, Note 10: Real Estate in Process of Development and for Sale and Note 11: Short-term Borrowings and Lines of Credit in the Notes to Consolidated Financial Statements contain our disclosures of:

•	surety bonds,
•	letters of credit and guarantees,
•	lot-purchase option contracts with unconsolidated variable interest entities,
•	subordinated financing provided to unconsolidated variable interest entities and
•	information regarding special-purpose entities that we have consolidated.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

See Note 15: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

ACCOUNTING MATTERS

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies involve a higher degree of judgment and estimates. They also have a high degree of complexity.

In accounting, we base our judgments and estimates on:

•	historical experience and
•	assumptions we believe are appropriate and reasonable under current circumstances.

Actual results, however, may differ from the estimated amounts we have recorded.

Our most critical accounting policies relate to our:

•	pension and postretirement benefit plans;
•	potential impairments of long-lived assets;
•	legal, environmental and product liability reserves; and
•	depletion accounting.

Details about our other significant accounting policies — what we use and how we estimate — are in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Other factors that affect our accounting for the plans include:

•	actual pension fund performance,
•	level of lump sum distributions,
•	plan changes,
•	changes in plan participation or coverage and
•	portfolio changes and restructuring.

This section provides more information about our:

•	expected long-term rate of return,
•	discount rate and
•	cash contributions.

Expected Long-Term Rate of Returns

Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plans. The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. After considering all available information at the end of 2009, we continue to assume an expected long-term rate of return of 9.5 percent. Factors we considered include:

•	the 15.3 percent net compounded annual return achieved by our U.S. pension trust investment strategy over the past 25 years and
•	current and expected valuation levels in the global equity and credit markets.

Our expected long-term rate of return is important in determining the net income or expense we recognize for our plans. Every 0.5 percent decrease in our expected long-term rate of return would increase expense or reduce a credit by approximately:

•	$20 million for our U.S. qualified pension plans and
•	$3 million for our Canadian registered pension plans.

Likewise, every 0.5 percent increase in our expected long-term rate of return would decrease expense or increase a credit by those same amounts.

The actual return on plan assets in any given year may vary from our expected long-term rate of return. Actual returns on plan assets affect the funded status of the plans. Differences between actual returns on plan assets and the expected long- term rate of return are reflected as adjustments to cumulative other comprehensive income (loss), a component of total equity.

Discount Rate

Our discount rate as of December 31, 2009, is:

•	5.9 percent for our U.S. pensions plans — compared with 6.3 percent at December 31, 2008;
•	5.2 percent for our U.S. postretirement plans — compared with 6.3 percent at December 31, 2008;
•	6.1 percent for our Canadian pension plans — compared with 7.3 percent at December 31, 2008; and
•	6.0 percent for our Canadian postretirement plans — compared with 7.3 percent at December 31, 2008.

We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.

Pension and postretirement benefit expenses for 2010 will be based on the 5.9 and 5.2 percent assumed discount rates for U.S. plans and the 6.1 percent and 6.0 percent assumed discount rates for the Canadian plans.

Our discount rate is important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$15 million for our U.S. qualified pension plans and
•	$3 million for our Canadian registered pension plans.

Contributions Made and Benefits Paid

During 2009:

•	We were not required to and did not make any contributions to our U.S. qualified pension plans.
•	We contributed approximately $27 million to our U.S. nonqualified pension plans.
•

We contributed approximately $7 million to our Canadian registered and nonregistered pension plans in accordance with minimum funding rules in accordance with the respective provincial regulations. We also chose to make voluntary contributions of approximately $27 million to our largest registered plan during 2009.

•	We made benefit payments of approximately $52 million to our U.S. and Canadian other postretirement plans.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	49

During 2010:

We intend to make a voluntary contribution of approximately $100 million to the U.S. qualified pension plans for the 2009 plan year. The contribution will be made prior to September 15, 2010. The contribution will decrease 2009 taxable income, thereby increasing the amount of the 2009 net operating loss refund. It would also decrease the earnings and profits required for a real estate investment trust conversion. This contribution is expected to eliminate the estimated $30 million minimum funding requirements for this plan for 2010 which would have been due by September 15, 2011.

In addition:

•

We expect to be required to contribute $10 million to our Canadian registered and nonregistered pension plans. We voluntarily contributed $15 million subsequent to December 31, 2009 and may elect to make additional contributions to our largest registered plan in Canada.

•	We expect to contribute $20 million to our U.S. nonqualified pension plans.
•	We expect to make benefit payments of $60 million to our U.S. and Canadian other postretirement plans.

Receivable From Pension Trust

During 2009 and 2008, there was a high volume of lump-sum distributions from our U.S. qualified pension plans. Retirement-eligible employees whose employment with the company terminated in connection with the sale of our Containerboard, Packaging and Recycling business or corporate restructuring activities could elect to receive their pension benefit as a lump-sum distribution if permitted in accordance with the plans’ provisions. In addition, market events during the same period, adversely affected liquidity. For instance, many of the funds in which plan assets are invested changed their redemption terms which delayed some of the pension trusts’ cash receipts. To avoid liquidating assets at depressed prices and, as permitted by law, we elected to provide $285 million of short-term liquidity to the U.S. pension trust through short-term loans. These short-term loans were made in fourth quarter 2008 and first quarter 2009. Markets and liquidity improved in 2009 and the pension trust repaid $139 million in fourth quarter 2009. Full repayment of the remaining balance is anticipated in 2010.

LONG-LIVED ASSETS

We review the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. The carrying value is the amount assigned to long-lived assets in our books.

An impairment occurs when the carrying value of long-lived assets will not be recovered from future cash flows and is less than fair market value. Fair market value is the estimated amount we would get if we were to sell the assets.

In determining fair market value and whether impairment has occurred, we are required to estimate:

•	future cash flows,
•	residual values and
•	fair values of the assets.

Key assumptions we use in developing the estimates include:

•	probability of alternative outcomes,
•	product pricing,
•	raw material costs,
•	product sales and
•	discount rate.

IMPAIRMENT OF LONG-LIVED ASSETS: REAL ESTATE

Ordinarily, we review homebuilding long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recorded long-lived homebuilding asset impairments and related charges attributable to Weyerhaeuser shareholders of $261 million in 2009, $1.1 billion in 2008 and $170 million in 2007.

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

Income Approach

We generally use the income approach to determine fair value of real estate for our inactive projects. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The fair value measurement is based on the value indicated by current market expectations regarding those future estimated cash inflows and outflows. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in year-to-date 2009 ranged from 12 percent to 25 percent. The income approach relies on management judgment regarding the various inputs to the undiscounted cash flow forecasts.

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

While we do our best in developing our projections, litigation is still inherently unpredictable. Details about our legal exposures and proceedings are discussed in Note 15: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements. These exposures and proceedings are significant. Ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year.

Environmental Matters

Determining our liabilities for environmental matters requires estimates of future remediation alternatives and costs. We base our estimates on:

•	detailed evaluations of relevant environmental regulations;
•	physical and risk assessments of our affected sites;
•	assumptions of probable financial participation by other known potentially responsible parties; and
•	amounts that we will receive from insurance carriers — though the amounts are not recorded until we have a binding agreement.

Product Liability Matters

We record reserves for contingent product-liability matters when it becomes probable we will make financial payment. Determining the amount of reserves we record requires projections of future claim rates and amounts.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	51

DEPLETION

We record depletion — the costs attributed to timber harvested — as trees are harvested.

To calculate our depletion rate, which is updated annually, we:

•	take the total cost of the timber, minus previously recorded depletion; and
•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of the following factors:

•	changes in weather patterns,
•	effect of fertilizer and pesticide applications,
•	changes in environmental regulations and restrictions,
•	limits on harvesting certain timberlands,
•	changes in harvest plans,
•	scientific advancement in seedling and growing technology and
•	changes in harvest cycles.

In addition, the length of the harvest cycle varies by geographic region and species of timber.

Depletion-rate calculations do not include estimates for:

•	future silviculture — or sustainable forest management — costs associated with existing stands;
•	future reforestation costs associated with a stand’s final harvest; and
•	future volume in connection with the replanting of a stand subsequent to its final harvest.

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

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2009

DOLLAR AMOUNTS IN MILLIONS
	2010	2011	2012	2013	2014	THEREAFTER	TOTAL	FAIR VALUE
Forest Products:
Fixed-rate debt	$3	—	$1,077	$364	—	$3,847	$5,291	$5,256
Average interest rate	6.20%	—	6.75%	7.33%	—	7.44%	7.29%	N/A
Real Estate:
Fixed-rate debt	$40	$30	$203	$69	$15	$20	$377	$373
Average interest rate	5.50%	7.63%	6.12%	6.14%	6.22%	6.47%	6.20%	N/A
Variable-rate debt	—	—	—	—	—	$25	$25	$25
Average interest rate	—	—	—	—	—	0.44%	0.44%	N/A

OUR USE OF DERIVATIVES

We occasionally use derivatives to:

•	achieve the mix of variable-rate debt and fixed-rate debt that we want in our capital structure,
•	hedge commitments in commodities that we produce or buy and
•	manage our exposure to foreign exchange rate fluctuations.

The fair value of our derivatives may vary due to the volatility of the underlying forward prices or index rates associated with them.

COMMODITY FUTURES, SWAPS AND COLLARS

As of December 31, 2009, we had no material commodity swap contracts outstanding.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	53

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries changed its presentation of noncontrolling interests in the consolidated financial statements as a result of the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (included in FASB Accounting Standards Codification Topic 810, Consolidation), which was adopted effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 25, 2010

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2009

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2009	2008	2007
Net sales and revenues:
Forest Products	$4,624	$6,692	$8,574
Real Estate	904	1,408	2,359
Total net sales and revenues	5,528	8,100	10,933
Costs and expenses:
Forest Products:
Costs of products sold	3,937	5,540	7,064
Alternative fuel mixture credits	(344)	—	—
Depreciation, depletion and amortization	491	578	597
Selling expenses	147	227	273
General and administrative expenses	325	459	613
Research and development expenses	51	64	71
Charges for restructuring and closures (Note 18)	220	110	82
Impairment of goodwill and other assets (Note 18)	182	1,019	157
Other operating costs (income), net (Note 19)	(269)	11	(30)
	4,740	8,008	8,827
Real Estate:
Costs and operating expenses	756	1,449	1,746
Depreciation and amortization	17	18	23
Selling expenses	83	139	179
General and administrative expenses	80	106	99
Other operating costs (income), net	30	2	(4)
Impairment of long-lived assets and other related charges (Note 20)	269	979	156
	1,235	2,693	2,199
Total costs and expenses	5,975	10,701	11,026
Operating loss	(447)	(2,601)	(93)
Interest expense and other:
Forest Products:
Interest expense incurred	(436)	(505)	(527)
Less: interest capitalized	6	59	118
Gain (loss) on early extinguishment of debt (Note 13)	(28)	32	(45)
Interest income and other	57	78	83
Gain on Uruguay restructuring (Note 7)	—	250	—
Equity in income (loss) of affiliates (Note 7)	(5)	15	(5)
Real Estate:
Interest expense incurred	(30)	(45)	(57)
Less: interest capitalized	26	45	57
Interest income and other	5	2	7
Equity in income of unconsolidated entities (Note 7)	17	21	50
Impairment of investments and other related charges (Note 20)	(7)	(160)	(66)
Loss from continuing operations before income taxes	(842)	(2,809)	(478)
Income tax benefit (Note 21)	274	900	179
Loss from continuing operations	(568)	(1,909)	(299)
Discontinued operations, net of income taxes (Note 3)	—	667	1,038
Net earnings (loss)	(568)	(1,242)	739
Less: net loss attributable to noncontrolling interests	23	66	51
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$(545)	$(1,176)	$790
Basic and diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 4):
Continuing operations	$(2.58)	$(8.72)	$(1.13)
Discontinued operations	—	3.15	4.73
Net earnings (loss) per share	$(2.58)	$(5.57)	$3.60
Dividends paid per share	$0.60	$2.40	$2.40
Weighted average shares outstanding (in thousands) (Note 4)
Basic	211,342	211,258	219,305
Diluted	211,342	211,258	219,305

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	55

CONSOLIDATED BALANCE SHEET

ASSETS

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	DECEMBER 31, 2009	DECEMBER 31, 2008
Forest Products
Current assets:
Cash and cash equivalents	$1,862	$2,288
Short-term investments	49	138
Receivables, less allowances of $12 and $7	370	429
Receivables for taxes	602	73
Receivable from pension trust (Note 8)	146	200
Inventories (Note 5)	447	702
Prepaid expenses	82	101
Deferred tax assets (Note 21)	109	159
Total current assets	3,667	4,090
Property and equipment, less accumulated depreciation of $6,682 and $6,252 (Note 6)	3,611	3,869
Construction in progress	52	104
Timber and timberlands at cost, less depletion charged to disposals	4,010	4,205
Investments in and advances to equity affiliates (Note 7)	197	202
Goodwill (Note 18)	40	43
Deferred pension and other assets (Note 8)	756	651
Restricted assets held by special purpose entities (Note 9)	915	916
	13,248	14,080
Real Estate
Cash and cash equivalents	7	6
Receivables, less discounts and allowances of $2 and $4	32	74
Real estate in process of development and for sale (Note 10)	598	920
Land being processed for development	917	940
Investments in unconsolidated entities (Note 7)	17	30
Deferred tax assets (Note 21)	299	438
Other assets	126	167
Consolidated assets not owned (Note 9)	6	40
	2,002	2,615
Total assets	$15,250	$16,695

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

LIABILITIES AND EQUITY

	DECEMBER 31, 2009	DECEMBER 31, 2008
Forest Products
Current liabilities:
Notes payable and commercial paper (Note 11)	$4	$1
Current maturities of long-term debt (Notes 13 and 14)	3	407
Accounts payable	317	381
Accrued liabilities (Note 12)	631	933
Total current liabilities	955	1,722
Long-term debt (Notes 13 and 14)	5,281	5,153
Deferred income taxes (Note 21)	1,538	1,805
Deferred pension, other postretirement benefits and other liabilities (Note 8)	2,000	1,618
Liabilities (nonrecourse to Weyerhaeuser) held by special-purpose entities (Note 9)	768	764
Commitments and contingencies (Note 15)
	10,542	11,062
Real Estate
Long-term debt (Notes 13 and 14)	402	456
Other liabilities	252	313
Consolidated liabilities not owned (Note 9)	—	17
Commitments and contingencies (Note 15)
	654	786
Total liabilities	11,196	11,848
Equity:
Weyerhaeuser shareholders’ interest (Notes 16 and 17):
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,358,955 and 211,289,320 shares	264	264
Other capital	1,786	1,767
Retained earnings	2,658	3,278
Cumulative other comprehensive loss	(664)	(495)
Total Weyerhaeuser shareholders’ interest	4,044	4,814
Noncontrolling interests	10	33
Total equity	4,054	4,847
Total liabilities and equity	$15,250	$16,695

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	57

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2009

DOLLAR AMOUNTS IN MILLIONS
	CONSOLIDATED			FOREST PRODUCTS			REAL ESTATE
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Cash flows from operations:
Net earnings (loss)	$(568)	$(1,242)	$739	$(364)	$(330)	$663	$(204)	$(912)	$76
Noncash charges (credits) to income:
Depreciation, depletion and amortization	508	659	974	491	641	951	17	18	23
Deferred income taxes, net (Note 21)	66	(1,005)	(237)	(73)	(733)	(185)	139	(272)	(52)
Pension and other postretirement benefits (Note 8)	(19)	(200)	18	(19)	(195)	14	—	(5)	4
Share-based compensation expense (Note 17)	26	47	41	23	43	37	3	4	4
Equity in income of affiliates and unconsolidated entities (Note 7)	(3)	(32)	(52)	5	(11)	(2)	(8)	(21)	(50)
Litigation charges	—	(13)	—	—	(13)	—	—	—	—
Charges for impairment of other assets (Notes 18 and 20)	458	2,164	384	182	1,025	162	276	1,139	222
Net gains on dispositions of assets and operations (Note 19)	(197)	(1,422)	(698)	(187)	(1,422)	(698)	(10)	—	—
(Gain) loss on early extinguishment of debt (Note 13)	28	(32)	45	28	(32)	45	—	—	—
Gain on Uruguay restructuring (Note 7)	—	(250)	—	—	(250)	—	—	—	—
Foreign exchange transaction (gains) losses (Note 19)	(41)	48	(45)	(41)	48	(45)	—	—	—
Decrease (increase) in working capital:
Receivables	(436)	48	(118)	(466)	80	(182)	30	(32)	64
Inventories, real estate and land	376	222	(53)	251	(10)	64	125	232	(117)
Prepaid expenses	23	65	10	21	70	1	2	(5)	9
Accounts payable and accrued liabilities	(349)	(258)	(261)	(292)	(269)	(126)	(57)	11	(135)
Deposits on land positions	13	(2)	(40)	—	—	—	13	(2)	(40)
Intercompany advances (1)(3)	—	—	—	—	—	—	(36)	(377)	(176)
Other	(47)	(96)	(72)	(49)	(88)	(19)	2	(8)	(53)
Net cash from operations	(162)	(1,299)	635	(490)	(1,446)	680	292	(230)	(221)
Cash flows from investing activities:
Property and equipment	(187)	(390)	(680)	(179)	(372)	(662)	(8)	(18)	(18)
Timberlands reforestation	(36)	(53)	(44)	(36)	(53)	(44)	—	—	—
Acquisition of timberlands	(16)	(165)	(156)	(16)	(165)	(156)	—	—	—
Redemption of short-term investments	92	553	—	92	553	—	—	—	—
Investments in and advances to equity affiliates	(4)	(44)	4	—	14	—	(4)	(58)	4
Proceeds from sale of assets and operations	355	6,484	1,743	344	6,484	1,743	11	—	—
Uruguay restructuring (Note 7)	—	(23)	—	—	(23)	—	—	—	—
Purchase of short-term investments	—	(701)	—	—	(701)	—	—	—	—
Loan to pension trust (Note 8)	(85)	(200)	—	(85)	(200)	—	—	—	—
Repayment of pension loan (Note 8)	139	—	—	139	—	—	—	—	—
Intercompany dividends (1)	—	—	—	250	—	—	—	—	—
Intercompany advances (1)	—	—	—	28	(306)	100	—	—	—
Other	5	(2)	(51)	3	(2)	(12)	2	—	(39)
Cash from investing activities	263	5,459	816	540	5,229	969	1	(76)	(53)
Cash flows from financing activities:
Issuance of debt	491	—	451	491	—	451	—	—	—
Notes, commercial paper borrowings and revolving credit facilities, net	—	(373)	302	—	(203)	132	—	(170)	170
Cash dividends	(127)	(507)	(531)	(127)	(507)	(531)	—	—	—
Change in book overdrafts	(30)	(79)	(89)	(34)	(53)	(110)	4	(26)	21
Payments on debt	(854)	(972)	(1,616)	(802)	(826)	(1,613)	(52)	(146)	(3)
Exercises of stock options	—	4	321	—	4	321	—	—	—
Repurchases of common stock (Note 16)	(2)	—	(473)	(2)	—	(473)	—	—	—
Intercompany dividends (1)	—	—	—	—	—	—	(250)	—	—
Intercompany advances (1)	—	—	—	—	—	—	8	683	76
Other	(4)	(53)	55	(2)	(3)	44	(2)	(50)	11
Cash from financing activities	(526)	(1,980)	(1,580)	(476)	(1,588)	(1,779)	(292)	291	275
Net change in cash and cash equivalents	(425)	2,180	(129)	(426)	2,195	(130)	1	(15)	1
Cash and cash equivalents at beginning of year (2)	2,294	114	243	2,288	93	223	6	21	20
Cash and cash equivalents at end of year (2)	$1,869	$2,294	$114	$1,862	$2,288	$93	$7	$6	$21
Cash paid (received) during the year for:
Interest, net of amount capitalized	$432	$457	$463	$429	$457	$463	$3	$—	$—
Income taxes (3)	$42	$1,174	$193	$268	$1,149	$(232)	$(226)	$25	$425

(1)	Intercompany dividends, loans and advances represent payments and receipts between Forest Products and Real Estate and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. These amounts are eliminated and do not appear in the consolidated cash flows above.
(2)	Includes cash and cash equivalents of discontinued operations.
(3)	Income taxes paid or received by Forest Products and Real Estate include intercompany payments related to income taxes. These intercompany transactions flow through the intercompany advances lines in the statement of cash flows in either operating or investing as discussed in footnote (1) above, and may differ in timing from income tax payments to or receipts from the taxing authorities. Actual income taxes paid to (received from) the taxing authorities are reflected by consolidated cash paid (received) for taxes.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2009

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Common shares:
Balance at beginning of year	$264	$262	$295
Issued for exercise of stock options	—	—	7
Retraction or redemption of exchangeable shares	—	2	1
Shares tendered (Note 3)	—	—	(32)
Repurchase of common shares	—	—	(9)
Balance at end of year	$264	$264	$262
Exchangeable shares:
Balance at beginning of year	$—	$109	$135
Retraction or redemption	—	(109)	(26)
Balance at end of year	$—	$—	$109
Other capital:
Balance at beginning of year	$1,767	$1,609	$3,812
Exercise of stock options	—	4	314
Retraction or redemption of exchangeable shares	—	107	25
Shares tendered (Note 3)	—	—	(2,160)
Repurchase of common shares	(2)	—	(464)
Share-based compensation	23	51	37
Tax benefits on exercise of stock options	—	—	48
Other transactions, net	(2)	(4)	(3)
Balance at end of year	$1,786	$1,767	$1,609
Retained earnings:
Balance at beginning of year	$3,278	$5,014	$4,755
Net earnings (loss) attributable to Weyerhaeuser common shareholders	(545)	(1,176)	790
Dividends on common shares	(75)	(560)	(531)
Balance at end of year	$2,658	$3,278	$5,014
Cumulative other comprehensive income (loss):
Balance at beginning of year	$(495)	$987	$88
Annual changes—net of tax:
Foreign currency translation adjustments	91	(229)	214
Changes in unamortized net pension and other postretirement benefit gain (loss) (Note 8)	(298)	(1,438)	644
Changes in unamortized prior service credit (Note 8)	37	182	25
Cash flow hedge fair value adjustments	(1)	6	16
Unrealized gains (losses) on available-for-sale securities	2	(3)	—
Balance at end of year	$(664)	$(495)	$987
Total Weyerhaeuser shareholders’ interest:
Balance at end of year	$4,044	$4,814	$7,981
Noncontrolling interest:
Balance at beginning of year	$33	$190	$116
Net loss attributable to noncontrolling interest	(23)	(66)	(51)
Contributions	2	17	26
Distributions	(2)	(67)	(16)
New consolidations, de-consolidations and other transactions	—	(41)	115
Balance at end of year	$10	$33	$190
Total equity:
Balance at end of year	$4,054	$4,847	$8,171
Comprehensive income (loss):
Consolidated net earnings (loss)	$(568)	$(1,242)	$739
Other comprehensive income (loss):
Foreign currency translation adjustments	91	(229)	214
Changes in unamortized net pension and other postretirement benefit gain (loss), net of tax expense (benefit) of ($154) in 2009, ($851) in 2008, and $438 in 2007	(298)	(1,438)	644
Changes in unamortized prior service credit, net of tax expense of $3 in 2009, $106 in 2008, and $25 in 2007	37	182	25
Cash flow hedges:
Net derivative gains, net of tax expense of $9 in 2008 and $26 in 2007	—	14	40
Reclassification of gains, net of tax expense of $1 in 2009, $5 in 2008, and $16 in 2007	(1)	(8)	(24)
Unrealized gains (losses) on available-for-sale securities	2	(3)	—
Total comprehensive income (loss)	(737)	(2,724)	1,638
Less: comprehensive loss attributable to noncontrolling interest	23	66	51
Total comprehensive income (loss) attributable to Weyerhaeuser shareholders	$(714)	$(2,658)	$1,689

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	59

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2009

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies describe:

•	how we report our results,
•	changes in how we report our results and
•	how we account for various items.

HOW WE REPORT OUR RESULTS

We report our results using:

•	consolidated financial statements;
•	our business segments;
•	foreign currency translation;
•	estimates; and
•	a fiscal year that ended December 31, 2009.

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

We report our financial results and condition in two groups:

•

Forest Products — our forest products-based operations, principally the growing and harvesting of timber, the manufacture, distribution and sale of forest products and corporate governance activities; and

•	Real Estate — our real estate development and construction operations.

Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “we” and “our” and refer to the consolidated company, including both Forest Products and Real Estate.

OUR BUSINESS SEGMENTS

We are principally engaged in:

•	growing and harvesting timber;
•	manufacturing, distributing and selling forest products; and
•	developing real estate and constructing homes.

Our business segments are organized based primarily on products and services.

Our Business Segments and Products

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, minerals, oil and gas and international wood products
Wood Products	Softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution
Cellulose Fibers	Pulp and liquid packaging board
Real Estate	Real estate development, construction and sales
Corporate and Other	Governance, corporate support activities and transportation
Fine Paper (divested in 2007)	Business, printing, publishing and converting paper products
Containerboard, Packaging and Recycling (sold in 2008)	Containerboard, packaging and recycling

We also transfer raw materials, semifinished materials and end products among our business segments. Because of this intracompany activity, accounting for our business segments involves:

•	allocating joint conversion and common facility costs according to usage by our business segment product lines and
•	pricing products transferred between our business segments at current market values.

FOREIGN CURRENCY TRANSLATION

Local currencies are the functional currencies for certain of our operations outside the U.S. We translate foreign currencies into U.S. dollars in two ways:

•	assets and liabilities — at the exchange rates in effect as of our balance sheet date; and
•	revenues and expenses — at average monthly exchange rates throughout the year.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	61

ESTIMATES

We prepare our financial statements according to U.S. generally accepted accounting principles (U.S. GAAP). This requires us to make estimates and assumptions during our reporting periods and at the date of our financial statements. The estimates and assumptions affect our:

•	reported amounts of assets, liabilities and equity;
•	disclosure of contingent assets and liabilities; and
•	reported amounts of revenues and expenses.

While we do our best in preparing these estimates, actual results can and do differ from those estimates and assumptions.

OUR FISCAL YEAR

In December 2008, our board of directors amended our bylaws to adopt a December 31 fiscal year-end. Before 2008, our fiscal year ended on the last Sunday of the calendar year. As a result, the number of days in our fiscal year varied. For the last three years:

•	Fiscal year 2009 had 365 days.
•	Fiscal year 2008 had 367 days.
•	Fiscal year 2007 had 364 days.

CHANGES IN HOW WE REPORT OUR RESULTS

Changes in how we report our results come from:

•	accounting changes made upon our adoption of new accounting guidance and
•	our reclassification of certain balances and results from prior years to make them consistent with our current reporting.

ACCOUNTING CHANGES WE IMPLEMENTED IN 2009

The FASB Accounting Standards CodificationTM (the Codification)

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued the Codification to establish a single level of authoritative nongovernmental U.S. GAAP and eliminate the previous U.S. GAAP hierarchy. All other literature outside of the Codification is non-authoritative with the exception of the Securities and Exchange Commission (SEC) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.

Our adoption of the Codification did not change our application of U.S. GAAP nor did it have any effect on our results of operations, financial position or cash flows.

Fair Value Measurements for Nonfinancial Assets and Nonfinancial Liabilities

We adopted FASB guidance for fair value measurements and disclosures of financial assets and financial liabilities in first quarter 2008. The FASB deferred the effective date of this guidance for one year as it applies to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted the deferred guidance in first quarter 2009. This guidance:

•	provides a common definition of fair value,
•	establishes a framework for measuring fair value and
•	expands disclosures about fair value instruments.

It applies when other accounting topics require or permit fair value measurements. However, it does not require any new fair value measurements.

Nonfinancial assets and nonfinancial liabilities affected by this guidance include:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment,
•	reporting units measured at fair value in the first step of a goodwill impairment test,
•	nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment assessment and
•	asset retirement obligations initially measured at fair value.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs are:
–	quoted prices for similar assets or liabilities in an active market,
–	quoted prices for identical or similar assets or liabilities in markets that are not active or
–	inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
•	Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Our adoption of this guidance resulted in additional disclosure. It did not have a material impact on our results of operations, financial position, or cash flows.

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

Our adoption of this guidance in first quarter 2009 did not have a material affect on our results of operations, financial position or cash flows. We did change the presentation of noncontrolling interests on our Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statement of Changes in Equity and Comprehensive Income.

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

The adoption of this guidance resulted in additional disclosures in Note 8: Pension and Other Postretirement Benefit Plans. It did not have any impact on our results of operations, financial position, or cash flows.

ACCOUNTING CHANGES THAT TAKE EFFECT IN 2010

Variable Interest Entities (VIE)

In June 2009, the FASB issued guidance which amends existing consolidation guidance for VIEs by:

•

changing the required approach for identifying the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards calculation with a qualitative approach that focuses on identifying who has the power to direct activities that significantly impact an entity’s economic performance,

•

requiring additional reconsideration events when determining whether an entity is a VIE to include loss of power from voting or similar rights to direct the activities that significantly impact the entity’s economic performance,

•	requiring ongoing assessment of whether an enterprise is the primary beneficiary of a VIE and
•	requiring additional disclosures over involvement with a VIE.

This guidance is effective in first quarter 2010. We expect our adoption of this guidance to result in consolidation of additional entities and are currently evaluating the impact on our financial position, results of operations and cash flows.

RECLASSIFICATIONS

We have reclassified certain balances and results from prior years to be consistent with our 2009 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest. Noncontrolling interest presentation changes are discussed separately in this footnote.

HOW WE ACCOUNT FOR VARIOUS ITEMS

This section provides information about how we account for certain key items related to:

•	capital investments,
•	financing our business and
•	operations.

ITEMS RELATED TO CAPITAL INVESTMENTS

Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands, impairment of long-lived assets and goodwill.

Property and Equipment

We maintain property accounts on an individual asset basis. Here’s how we handle major items:

•	Improvements to and replacements of major units of property are capitalized.
•	Maintenance, repairs and minor replacements are expensed.
•	Depreciation is calculated using a straight-line method at rates based on estimated service lives.
•	Logging railroads and truck roads are generally amortized — as timber is harvested — at rates based on the volume of timber estimated to be removed.
•	Cost and accumulated depreciation of property sold or retired are removed from the accounts and the gain or loss is included in earnings.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	63

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

Impairment of Long-Lived Assets

We review long-lived assets — including certain identifiable intangibles — for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impaired assets held for use are written down to fair value. Impaired assets held for sale are written down to fair value less cost to sell. We determine fair value based on:

•	appraisals,
•	market pricing of comparable assets,
•	discounted value of estimated cash flows from the asset and
•	replacement values of comparable assets.

Goodwill

Goodwill is the purchase price minus the fair value of net assets acquired when we buy another entity. We assess goodwill for impairment:

•	using a fair-value-based approach and
•	at least annually — at the beginning of the fourth quarter.

ITEMS RELATED TO FINANCING OUR BUSINESS

Key items related to financing our business include financial instruments, derivatives, cash and cash equivalents and accounts payable.

Financial Instruments

We estimate the fair value of financial instruments where appropriate. The assumptions we use — including the discount rate and estimates of cash flows — can significantly affect our fair-value amounts. Our fair values are estimates and may not match the amounts we would realize upon sale or settlement of our financial positions.

Derivatives

We occasionally use well-defined financial contracts to help manage risks associated with:

•	foreign exchange rates,
•	interest rates and
•	commodity prices.

We measure derivatives at fair value and present them as assets and liabilities on our Consolidated Balance Sheet. We had no derivative instruments designated as hedges as of December 31, 2009.

Certain of our purchase and sale contracts have elements that meet the accounting definition of derivatives. We do not account for these contracts as derivatives because we expect the purchases and sales to occur, qualifying them for the “normal purchases or normal sales” exception.

Cash and Cash Equivalents

Cash equivalents are investments with original maturities of 90 days or less. We state cash equivalents at cost, which approximates market.

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

•	$55 million at December 31, 2009; and
•	$85 million at December 31, 2008.

ITEMS RELATED TO OPERATIONS

Key items related to operations include revenue recognition, inventories, shipping and handling costs, income taxes, share-based compensation, pension and other postretirement plans, and environmental remediation.

Revenue Recognition

Forest Products operations recognize revenue differently from Real Estate operations. Forest Products operations generally recognize revenue upon shipment to customers. For certain export sales, revenue is recognized when title transfers at the foreign port.

Real Estate operations recognize revenue when:

•	closings have occurred,
•	required down payments have been received,
•	title and possession have been transferred to the buyer and
•	all other criteria for sale and profit recognition have been satisfied.

Inventories

We state inventories at the lower of cost or market. Cost includes labor, materials and production overhead. We use LIFO — the last-in, first-out method — for certain of our domestic raw material, in-process and finished goods inventories. Our LIFO inventories for continuing operations were:

•	$118 million at December 31, 2009; and
•	$231 million at December 31, 2008.

We use FIFO — the first-in, first-out method — or moving average cost methods for the balance of our domestic raw materials and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories for continuing operations, our stated product inventories would have been higher by:

•	$127 million at December 31, 2009; and
•	$162 million at December 31, 2008.

Shipping and Handling Costs

We classify shipping and handling costs in the costs of products sold in our Consolidated Statement of Operations.

Income Taxes

We account for income taxes under the asset and liability method. Unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the company has taken on previously filed tax returns are not sustained. In accordance with the company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense and current taxes payable.

We recognize deferred tax assets and liabilities to reflect:

•	future tax consequences due to differences between the carrying amounts for financial purposes and the tax bases of certain items and
•	operating loss and tax credit carryforwards.

To measure deferred tax assets and liabilities, we:

•	determine when the differences between the carrying amounts and tax bases of affected items are expected to be recovered or resolved and
•	use enacted tax rates expected to apply to taxable income in those years.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	65

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code allowed a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business in 2009. Our application for registration as a blender based on our use of black liquor as an alternative fuel was approved in May 2009. We began blending black liquor (a by-product of our wood pulping process) and diesel fuel during the first week of April 2009 and have blended and used 688 million gallons of the alternative fuel mixture through December 31, 2009. The alternative fuel mixture credit expired on December 31, 2009. We recognized credits of $344 million in 2009 — of which we have received $213 million of cash and have recorded a receivable of $131 million — for black liquor blended through December 31, 2009.

Share-Based Compensation

We measure the fair value of share-based awards on the dates they are granted or modified. These measurements establish the cost of the share-based awards for accounting purposes. We then recognize the cost of share-based awards in our Consolidated Statement of Operations over each employee’s required service period. Note 17: Share-Based Compensation provides more information about our share-based compensation.

Pension and Other Postretirement Benefit Plans

We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans on our balance sheet and recognize changes in the funded status through comprehensive income (loss) in the year in which the changes occur.

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
•

amortization of cumulative unrecognized net actuarial gains and losses — generally in excess of 10 percent of the greater of the accrued benefit obligation or market-related value of plan assets at the beginning of the year — over the average remaining service period of the active employee group covered by the plans.

Pension plans. We have pension plans covering most of our employees. Determination of benefits differs for salaried, hourly and union employees:

•	Salaried employee benefits are based on each employee’s highest monthly earnings for five consecutive years during the final 10 years before retirement.
•	Hourly and union employee benefits generally are stated amounts for each year of service.
•	Union employee benefits are set through collective-bargaining agreements.

We contribute to our U.S. and Canadian pension plans according to established funding standards. The funding standards for the plans are:

•	U.S. pension plans — according to the Employee Retirement Income Security Act of 1974; and
•	Canadian pension plans — according to the applicable Provincial Pension Benefits Act and the Income Tax Act.

Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 8: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2009.

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

DISCONTINUED OPERATIONS

We have disposed of various businesses and operations that are included in the segment results below. See Note 3: Discontinued Operations for detailed information regarding our discontinued operations and the segments affected.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Management evaluates segment performance based on the contributions to earnings of the respective segments.

The following changes were made during 2008 and 2007:

During 2008:

•	We reclassified Weyerhaeuser’s international operations outside of North America from the Corporate and Other segment to the Timberlands segment.
•	We changed our process of allocating pension and postretirement costs (credits) to the operating segments.

During 2007, we completed the Domtar Transaction, which affected several of the company’s segments. See Note 3: Discontinued Operations for more information.

There were no changes made in 2009 that affect the comparability of the segment results.

International Operations

Effective July 2008, there were changes in senior management responsibility for Weyerhaeuser’s international operations outside of North America, which consist primarily of timberlands and related converting operations in South America. As a result, these operations, which previously were reported as part of the Corporate and Other segment, are now reported as part of the Timberlands segment. Results of international operations that have been disposed of and results of the company’s investment in Uruguay prior to its restructuring in second quarter 2008 continue to be reported in the Corporate and Other segment including the 2008 gain on restructuring. Segment results for prior periods have been recast to present information consistent with the current presentation.

Allocation of Pension and Postretirement Credits (Costs)

Effective with third quarter 2008, certain postretirement credits (costs) are no longer allocated to the Forest Products segments. These credits (costs) are reported in the Corporate and Other segment with the exception of our Real Estate segment and certain union-negotiated postretirement benefits that are reflected in the Cellulose Fibers segment. Postretirement credits (costs) due to curtailments, settlements or special termination benefits continue to be reported in the appropriate business segment. See Note 8: Pension and Other Postretirement Benefit Plans for more detailed information.

Domtar Transaction

In first quarter 2007, we divested our Fine Paper business and related assets through completion of the Domtar Transaction. The majority of the operations that were divested as a result of the Domtar Transaction are included in the Fine Paper segment. The additional related assets are included in the following segments:

•

Cellulose Fibers — which includes the Kamloops, British Columbia, cellulose fiber operations and also includes sales of cellulose fiber produced in four mills with integrated paper and cellulose fiber operations;

•	Wood Products — which includes the Ear Falls, Ontario, sawmill and activities associated with the Big River and Wapawekka, Saskatchewan, sawmills that were closed in third quarter 2006; and
•	Timberlands — which includes forest licenses on 12.2 million acres associated with the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

The pretax gain on the Domtar Transaction is included in the Corporate and Other segment.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	67

An analysis and reconciliation of our business segment information to the consolidated financial statements follows:

Sales, Revenues and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	CORPORATE AND OTHER	FINE PAPER	CONTAINER- BOARD PACKAGING AND RECYCLING	DIS- CONTINUED OPERATIONS AND INTER- SEGMENT ELIMINATIONS(1)	CON- SOLIDATED
Sales to and revenues from unaffiliated customers
2009	$714	$2,234	$1,511	$904	$165	$—	$—	$—	$5,528
2008	$899	$3,768	$1,765	$1,408	$392	$—	$3,169	$(3,301)	$8,100
2007	$922	$5,699	$1,832	$2,359	$432	$459	$5,168	$(5,938)	$10,933
Intersegment sales
2009	$537	$64	$—	$—	$12	$—	$—	$(613)	$—
2008	$1,034	$166	$7	$—	$34	$—	$2	$(1,243)	$—
2007	$1,346	$230	$40	$—	$40	$43	$9	$(1,708)	$—
Contribution (charge) to earnings (continuing and discontinued operations)
2009	$338	$(733)	$444	$(299)	$(107)	$—	$—	$—	$(357)
2008	$384	$(1,547)	$147	$(1,357)	$1,558	$—	$204	$—	$(611)
2007	$627	$(734)	$229	$204	$475	$20	$382	$—	$1,203
(1) Sales to and revenues from unaffiliated customers are adjusted to exclude discontinued operations. Intersegment sales are adjusted to exclude intersegment eliminations.

Reconciliation of Contribution (Charge) to Earnings to Net Earnings

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2009, DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Total contribution (charge) to earnings	$(357)	$(611)	$1,203
Interest expense incurred (continuing and discontinued operations)	(466)	(551)	(604)
Gain (loss) on extinguishment of debt	(28)	32	(45)
Less interest capitalized	32	104	175
Loss before income taxes (continuing and discontinued operations)	(819)	(1,026)	729
Income tax benefit (loss) (continuing and discontinued operations)	274	(150)	61
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$(545)	$(1,176)	$790

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	CORPORATE AND OTHER	FINE PAPER	CONTAINER- BOARD PACKAGING AND RECYCLING	DIS- CONTINUED OPERATIONS AND INTER- SEGMENT ELIMINATIONS(1)	CON- SOLIDATED
Depreciation, depletion and amortization
2009	$94	$198	$142	$17	$57	$—	$—	$—	$508
2008	$127	$245	$148	$18	$61	$—	$60	$(63)	$596
2007	$121	$268	$148	$23	$70	$47	$297	$(354)	$620
Net pension credit (cost)
2009	$—	$(5)	$—	$4	$89	$—	$—	$—	$88
2008	$—	$—	$—	$5	$101	$—	$—	$—	$106
2007	$4	$39	$8	$(1)	$(58)	$1	$30	$—	$23
Net postretirement credit (cost)
2009	$—	$—	$(6)	$—	$52	$—	$—	$—	$46
2008	$(2)	$(13)	$(9)	$(2)	$64	$—	$(10)	$—	$28
2007	$(4)	$(29)	$(12)	$(3)	$(26)	$(1)	$(20)	$—	$(95)
Charges for closures and restructuring
2009	$7	$65	$1	$27	$147	$—	$—	$—	$247
2008	$—	$49	$—	$10	$61	$—	$7	$(7)	$120
2007	$1	$67	$2	$—	$14	$—	$8	$(10)	$82
Charges for impairments attributable to Weyerhaeuser shareholders
2009	$15	$112	$2	$261	$48	$—	$—	$—	$438
2008	$—	$842	$94	$1,076	$83	$—	$6	$(6)	$2,095
2007	$1	$151	$2	$170	$4	$—	$5	$(5)	$328
Equity in income (loss) of equity affiliates and unconsolidated entities
2009	$—	$—	$2	$17	$(7)	$—	$—	$—	$12
2008	$(2)	$(5)	$17	$21	$10	$—	$—	$(5)	$36
2007	$(2)	$(6)	$(3)	$50	$13	$—	$—	$(7)	$45
Capital expenditures
2009	$83	$57	$61	$6	$14	$—	$—	$—	$221
2008	$109	$101	$54	$18	$61	$—	$100	$—	$443
2007	$71	$244	$104	$18	$95	$2	$190	$—	$724
Investments in and advances to equity affiliates and unconsolidated entities
2009	$—	$—	$197	$17	$—	$—	$—	$—	$214
2008	$—	$1	$200	$30	$1	$—	$—	$—	$232
2007	$—	$3	$189	$58	$164	$—	$—	$(71)	$343
Total assets
2009	$4,712	$1,724	$2,255	$2,002	$4,557	$—	$—	$—	$15,250
2008	$4,917	$2,104	$2,363	$2,615	$6,502	$—	$—	$(1,806)	$16,695
2007	$4,471	$3,573	$2,624	$3,736	$6,612	$—	$5,090	$(2,344)	$23,762

(1)   Amounts above are adjusted to exclude discontinued operations in order to tie to the consolidated statements. Total assets are adjusted to exclude discontinued operations and intersegment eliminations.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	69

NOTE 3: DISCONTINUED OPERATIONS

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

We received $6.1 billion in proceeds from the sale and we used $2.1 billion of these proceeds to pay down outstanding debt during the second half of 2008. We recorded a $1.2 billion pretax gain in our Corporate and Other segment and recorded tax expense of $887 million, resulting in a net gain of $288 million. The effective tax rate on the transaction is higher than our overall effective tax rate primarily due to the write-off of approximately $1.25 billion of goodwill in connection with the sale. Goodwill is not deductible for income tax purposes, and no tax benefit has been recorded on the write-off of goodwill.

Australian Operations

In July 2008, we sold the manufacturing operations and the distribution business of our Weyerhaeuser Australia Group and our 50 percent interest in the Green Triangle Forest Products timberlands business in two separate transactions. The assets we sold were:

•	Pine Solutions Australia — sales and distribution operations;
•	Weyerhaeuser Australia — two sawmills and associated operations; and
•

Green Triangle Forest Products — two sawmills, a pine molding operation, an export chip business and timberlands operations including approximately 20,000 hectares (approximately 50,000 acres) of plantation pine forest.

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

Fine Paper Business and Related Assets — Domtar Transaction

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

The operating assets divested as part of the Domtar Transaction are referred to as “Fine Paper and related assets” or “Fine Paper business and related assets.” They included:

•

Fine Paper — the Fine Paper business including seven paper mills and one coated groundwood mill with a combined capacity of 2.9 million tons and 16 paper converting facilities with a total capacity of 2 million tons;

•	Cellulose Fibers — five cellulose fiber manufacturing facilities with total capacity of 0.8 million tons;
•	Wood Products — one sawmill with a capacity of 160 million board feet; and
•	Timberlands — forest licenses on 12.2 million acres associated with the Dryden, Ontario, and Prince Albert, Saskatchewan, facilities.

Other assets divested were:

•	the Prince Albert, Saskatchewan, pulp and paper facility that we closed in the first quarter of 2006; and
•	sawmills in Big River and Wapawekka, Saskatchewan, that were closed in the second quarter of 2006.

Components of Net Gain on Domtar Transaction

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Cash	$1,350
Common shares tendered (25,490,194 shares at $85.99 per share)	2,192
3,542
Less:
Net book value of contributed assets	(2,901)
Costs not reimbursed	(35)
(2,936)
Pretax gain	606
Tax benefit	89
Net gain on divestiture	$695

We recorded a $606 million pretax gain in the Corporate and Other segment and recorded $89 million in tax benefits during 2007. The U.S. portion of the transaction resulted in a gain that was not taxable. The Canadian portion of the transaction resulted in a net loss for which we recorded a tax benefit.

NET EARNINGS FROM DISCONTINUED OPERATIONS

Our net earnings from discontinued operations were:

•	$667 million in 2008 and
•	$1,038 million in 2007.

Sales, Earnings and Gains from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
	2008	2007
Net sales	$3,301	$5,938
Income from operations	$320	$563
Interest expense and other	(1)	(19)
Equity in income of affiliates	5	7
Income tax expense	(105)	(208)
Net earnings from operations	219	343
Net gain on sale (after-tax):
Containerboard, Packaging and Recycling business	288	—
Australian operations	160	—
Divestiture of Fine Paper and related assets	—	695
Net earnings from discontinued operations	$667	$1,038

Results of discontinued operations:

•	exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments,
•	include an allocation of net pension income and
•	include interest expense only if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of a disposal transaction.

Discontinued operations related to our Containerboard, Packaging and Recycling business do not include any allocation of interest expense.

Discontinued operations related to our Australian operations and the Fine Paper business and related assets include interest expense.

Net earnings from operations includes pretax gains of $29 million for the sale of a previously closed box plant site and $43 million on a legal settlement related to the Dryden, Ontario, facility — both in 2007. See Note 19: Other Operating Costs (Income), Net for more information.

SALE OF BUILDING PRODUCTS DISTRIBUTION CENTERS

In the second quarter of 2007, we sold our Canadian building products distribution facilities. In connection with this sale, we recorded pretax charges of $38 million — including $22 million for the impairment of goodwill.

During 2008, we sold six U.S. distribution facilities. We recorded net losses of $6 million — including $5 million for the impairment of goodwill.

The sale of these distribution centers provided us with net cash proceeds of:

•	$62 million in 2008 and
•	$100 million in 2007

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	71

We continue to sell wood products through many of these distribution centers. As a result, the operations of these facilities are not included in discontinued operations in the accompanying consolidated financial statements.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

Our basic and diluted earnings (loss) per share attributable to Weyerhaeuser shareholders for the last three years were:

•	$(2.58) in 2009,
•	$(5.57) in 2008 and
•	$3.60 in 2007.

This note provides details about:

•	how we calculate basic and diluted net earnings per share and
•	our shares with an anti-dilutive effect.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

“Basic earnings” per share is net earnings divided by the weighted average number of our outstanding common and exchangeable shares. As of year-end 2008, we no longer have exchangeable shares outstanding. More information about this can be found in Note 16: Shareholders’ Interest.

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

SHARES EXCLUDED FROM DILUTIVE EFFECT

No dilutive potential shares were included in the computation of diluted earnings (loss) per share for 2009, 2008 and 2007 due to the net loss from continuing operations. However, some or all of these shares may be included in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	2009	2008	2007
Options	11,720,674	10,312,819	9,023,639
Restricted stock units	705,866	713,563	544,552
Performance share units	218,594	496,343	589,029

SHARE REPURCHASE PROGRAM

In December 2008, we announced a stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding common shares. Through December 31, 2009, we had repurchased a total of 66,691 shares of common stock for approximately $2 million under the program. These repurchases took place during first quarter 2009 and all common stock purchases under the program were made in open-market transactions.

NOTE 5: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

Weyerhaeuser Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Logs and chips	$33	$63
Lumber, plywood, panels and engineered lumber	120	260
Pulp and paperboard	80	126
Other products	79	103
Materials and supplies	135	150
Total	$447	$702

HOW WE ACCOUNT FOR OUR INVENTORIES

The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

NOTE 6: PROPERTY AND EQUIPMENT

Forest Products property and equipment includes land, buildings and improvements, machinery and equipment, rail and truck roads and other items.

Carrying Value of Forest Products Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2009	DECEMBER 31, 2008
Property and equipment, at cost:
Land	N/A	$182	$177
Buildings and improve- ments	10–40	1,677	1,643
Machinery and equipment	2–25	7,553	7,358
Rail and truck roads	10–20	547	562
Other	3–10	334	381
Total cost		10,293	10,121
Allowance for depreciation and amortization		(6,682)	(6,252)
Property and equipment, net		$3,611	$3,869

SERVICE LIVES AND DEPRECIATION

Specific notes about estimated service lives for Forest Products property and equipment:

•	Buildings and improvements have estimated lives that are generally at either the high end or low end of the range from 10 years to 40 years, depending on the type and performance of construction.
•

Assets we purchase in business combinations have estimated lives that are the remaining useful lives of the assets as of the date we acquired them, which is typically shorter than assets we construct or buy new.

The maximum service lives for Forest Products machinery and equipment varies among our operations:

•	Timberlands — 15 years;
•	Wood products manufacturing facilities — 20 years; and
•	Primary pulp mills — 25 years.

Forest Products depreciation expense, including discontinued operations, was:

•	$425 million in 2009,
•	$541 million in 2008 and
•	$859 million in 2007.

NOTE 7: EQUITY AFFILIATES

We have investments in unconsolidated equity affiliates over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by the affiliates.

This note provides information about our:

•	Forest Products equity affiliates and
•	Real Estate unconsolidated entities.

FOREST PRODUCTS EQUITY AFFILIATES

Following is a list of Forest Products equity affiliates as of December 31, 2009:

Details About Our Equity Affiliates

AFFILIATE	WHAT IT DOES	OUR OWNERSHIP
North Pacific Paper Corporation (NORPAC)	Owns and operates a newsprint manufacturing facility in Longview, Washington	50 percent
Optiframe Software LLC	Develops whole-house design and optimization software for the building industry	50 percent
Catchlight Energy	Researching and developing technology for converting cellulose-based biomass into economical, low-carbon biofuels	50 percent
Liaison Technologies Inc.	Provides integration and data management services across a wide variety of industries worldwide	16 percent

Uruguay

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

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	73

pretax gain of $6 million on this sale. Also in July, we sold our interest in the joint venture. We received net cash proceeds of $77 million and recorded a pretax gain on the sale of $78 million. These results are included in discontinued operations in the Consolidated Statement of Operations.

New Zealand

In October 2007, we sold our interest in Nelson Forests Joint Venture (Nelson Forests JV) and the related management company which was our wholly-owned subsidiary. We received net cash proceeds of approximately $161 million. We recorded a pretax gain on the sale of Nelson Forests JV and its management company of approximately $10 million in fourth quarter 2007, which is included in other operating costs, net, in the Consolidated Statement of Operations.

Unconsolidated Financial Information of Forest Products Equity Affiliates

Aggregated assets, liabilities and operating results of the entities that we accounted for as equity affiliates are provided below.

Assets and Liabilities of Forest Products Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Current assets	$99	$117
Noncurrent assets	$504	$500
Current liabilities	$35	$32
Noncurrent liabilities	$168	$184

Operating Results of Forest Products Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Net sales and revenues	$474	$639	$716
Operating income (loss)	$(12)	$68	$16
Net income (loss)	$(16)	$35	$5

Operating results include information for RII World Timberfund, Colonvade S.A., Los Piques S.A., Vandora S.A., and Nelson Forests JV for the periods during which we held an interest in these joint ventures.

Doing Business with Forest Products Affiliates

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

In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC, which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$61 million at December 31, 2009; and
•	$43 million at December 31, 2008.

REAL ESTATE UNCONSOLIDATED ENTITIES

Our Real Estate segment holds equity investments in 10 real estate partnerships and limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 5 percent to 60 percent depending on the investment. Aggregated assets, liabilities and operating results of the entities that we account for as equity affiliates are provided below.

Because our ownership interest in these entities varies, there is not a direct relationship between the information presented below and the amounts that are reflected on our Consolidated Balance Sheet as our investment in unconsolidated entities or on our Consolidated Statement of Operations as equity in income from unconsolidated entities.

Assets and Liabilities of Real Estate Unconsolidated Entities

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Current assets	$24	$24
Noncurrent assets	$863	$1,050
Current liabilities	$77	$199
Noncurrent liabilities	$496	$552

Results of Operations From Real Estate Unconsolidated Entities

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Net sales and revenues	$39	$334	$659
Operating income (loss)	$(14)	$(786)	$72
Net income (loss)	$(22)	$(798)	$62

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We sponsor several retirement programs for our employees.

This note provides details about:

•	types of plans we sponsor,
•	significant transactions and events affecting plans we sponsor,
•	funded status of plans we sponsor,
•	pension assets,
•	activity of plans we sponsor and
•	actuarial assumptions.

TYPES OF PLANS WE SPONSOR

The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.

In the U.S., our pension plans are:

•	qualified — plans that qualify under the Internal Revenue Code; and
•	nonqualified — plans for select employees that provide additional benefits not qualified under the Internal Revenue Code.

In Canada, our pension plans are:

•	registered — plans that are registered under the Income Tax Act and applicable provincial pension acts; and
•	nonregistered — plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts.

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

Employee Eligibility and Accounting

The Pension and Other Postretirement Benefit Plans section of Note 1: Summary of Significant Accounting Policies provides information about employee eligibility for pension plans and postretirement health care and life insurance benefits, as well as how we account for the plans and benefits. In 2009, we made changes to: (1) certain postretirement benefit plans in Canada, (2) postretirement life insurance benefits for certain U.S. retirees and (3) the U.S. pension plan for salaried employees. See Effects of Significant Transactions and Events below for changes to eligibility in the other postretirement benefit plans.

Measurement Date

We measure the fair value of pension plan assets and pension and other postretirement benefit obligations as of the end of our fiscal year. The fair value of pension plan assets are estimated at the end of the year and are revised in the first half of the following year when the information needed to finalize fair values is received.

EFFECTS OF SIGNIFICANT TRANSACTIONS AND EVENTS

The information that is provided in this footnote is affected by the following transactions and events that occurred in 2009 and 2008.

Amendments of Pension and Other Postretirement Benefit Plans for Salaried Employees

During third quarter 2009, amendments were approved for our postretirement medical and life insurance benefits for certain retirees and employees covered by plans in Canada. The changes to the Canadian plans included a decrease in the amounts we will pay for postretirement medical and life insurance for certain retirees and employees. As a result of the plan changes, the plans’ liabilities were remeasured at August 31, 2009. The remeasurement and the annual remeasurement at January 1, 2009 reduced the unrecognized gain by $19 million. The plan changes also generated an unrecognized prior service credit of $97 million which will be amortized into net periodic benefit credits (costs) over the remaining future service years of plan members.

During fourth quarter 2009, an amendment was approved for our postretirement life insurance benefit for certain U.S. salaried retirees. The change eliminated the life insurance benefit for certain salaried retirees effective January 1, 2010. The plan’s liabilities were remeasured at November 30, 2009. This remeasurement and the annual remeasurement at January 1, 2009 increased the unrecognized loss by $6 million. This change resulted in a $16 million prior service credit which was fully recognized in 2009.

During third quarter 2009, we announced changes to the Weyerhaeuser Company Retirement Plan for Salaried Employees (the qualified pension plan for U.S. employees receiving salaried benefits) for service earned on and after January 1, 2010. The changes include a reduced pension benefit, changes in how benefits payable before age 65 are determined and a change from a single lump sum optional form of payment to an option for seven equal annual installments. There are no

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	75

changes in the plan’s projected benefit obligation (PBO) for the 2009 plan year as a result of these changes. However, there was a change to the plan’s minimum benefit, which increased for all years of service including those earned prior to January 1, 2010. This change does not have a significant impact on the plan’s PBO, but the effect of this change is reflected in the PBO at December 31, 2009 and prior service cost was established as of December 31, 2009. All of the changes will impact net periodic pension benefit credits (costs) and required funding, if any, beginning in 2010.

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

Restructuring Activities

The information that is provided in this footnote is affected by restructuring activities that occurred in 2009 and 2008.

2009 Restructuring. The cumulative lump sum distributions for the year triggered two settlements in the U.S. Settlement charges of $60 million and $16 million were recognized in third and fourth quarter 2009, respectively.

The 2009 curtailments and special termination benefits are related to involuntary terminations due to company-wide restructuring activities and the closure of Wood Products facilities. The total curtailment charge for the U.S. and Canadian pension plans was $22 million. The net curtailment credit to the Canadian postretirement benefit plans was less than $1 million. There were no curtailment charges or credits to the U.S. postretirement plans.

Special termination benefits were available under both the pension and postretirement benefit plans in the U.S. and Canada, for those terminated employees who were not yet eligible to retire but whose age plus service was at least 65 and had at least ten years of service (Rule of 65). Special termination charges were $14 million and $9 million for the pension and postretirement benefit plans, respectively.

2008 Restructuring. During third quarter 2008, we recognized a $59 million charge for settlement of the qualified pension plan that was transferred to International Paper and other plan curtailments and special termination benefits related to the sale of our Containerboard, Packaging and Recycling business. This charge was included in the net gain on the sale of the Containerboard, Packaging and Recycling business and is presented in discontinued operations in the accompanying Consolidated Statement of Operations.

Midyear Remeasurement of Assets and Liabilities

Our pension and other postretirement benefit plans are only remeasured at fiscal year-end unless a significant event occurs that requires remeasurement of the assets or liabilities at an interim date. During 2009 and 2008, the following events required interim remeasurements:

•	The amendment to the other postretirement benefit plans for certain retirees in the U.S. required remeasurement of the plan’s liabilities as of November 30, 2009.
•	The amendment to the other postretirement benefit plans for certain retirees and employees in Canada required remeasurement of the plan’s liabilities as of August 31, 2009.
•

The volume of lump sum distributions from our U.S. qualified pension plan for salaried employees required remeasurement of the plan’s assets and liabilities as of August 31, 2009, the date the settlement was triggered.

•	The amendment to the other postretirement benefit plan for salaried employees in the U.S. triggered remeasurement of the plan’s liabilities as of June 29, 2008.
•	The sale of our Containerboard, Packaging and Recycling business triggered remeasurement of the assets and liabilities of the U.S. pension plans as of July 31, 2008.
•

The combined effect of the sale of the Containerboard, Packaging and Recycling business and corporate restructuring activities triggered remeasurement of the assets and liabilities for the U.S. qualified pension plan for salaried employees and liabilities of the U.S. postretirement medical and life benefit plans for salaried employees as of October 31, 2008. The remeasurement was for the purpose of calculating an adjustment for pension settlement associated with the sale and restructuring; and curtailment and special termination benefits associated with restructuring activities.

The discount rate used to remeasure the plans’ liabilities is reflective of current bond rates on the remeasurement date. As a result of the midyear remeasurements, multiple discount rates were used in estimating our net periodic benefit cost (credit) for 2009 and 2008. These rates are discussed further in the Actuarial Assumptions portion of this footnote. There was no change to the expected rate of return assumption during 2009 and 2008.

76

`

Receivable From Pension Trust

During 2009 and 2008, there was a high volume of lump sum distributions from our U.S. qualified pension plans. Retirement- eligible employees whose employment with the company terminated in connection with the sale of our Containerboard, Packaging and Recycling business or corporate restructuring activities could elect to receive their pension benefit as a lump sum distribution if permitted in accordance with the plans’ provisions. In addition, market events in late 2008 and early 2009 adversely affected liquidity. For instance, many of the funds in which plan assets are invested changed their redemption terms which delayed some of the pension trusts’ cash receipts. To avoid liquidating assets at depressed prices and, as permitted by law, we elected to provide $285 million of short-term liquidity to the U.S. pension trust through short-term loans. These short-term loans were made in the fourth quarter 2008 and first quarter 2009. Markets and liquidity improved in 2009 and the pension trust repaid $139 million in fourth quarter 2009. Full repayment of the remaining balance is anticipated in 2010.

FUNDED STATUS OF PLANS WE SPONSOR

The funded status of the plans we sponsor is determined by comparing the benefit obligation with the fair value of plan assets at the end of the year.

Changes in Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2009	2008	2009	2008
Reconciliation of benefit obligation:
Benefit obligation beginning of year	$4,426	$4,793	$625	$1,045
Service cost	56	98	2	11
Interest cost	275	302	38	51
Plan participants’ contributions	—	—	21	17
Actuarial (gains) losses	362	(55)	62	(63)
Foreign currency exchange rate changes	107	(153)	21	(32)
Benefits paid	(513)	(544)	(74)	(79)
Plan amendments	15	33	(113)	(318)
Curtailment gains	(25)	(98)	—	(10)
Settlements	42	60	—	—
Special termination benefits	14	35	9	3
Plan assumptions in connection with divestitures	—	(45)	—	—
Benefit obligation at end of year	$4,759	$4,426	$591	$625

Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2009	2008	2009	2008
Fair value of plan assets at beginning of year (actual)	$3,845	$6,853	$—	$—
Actual return on plan assets	691	(1,972)	—	—
Foreign currency exchange rate changes	74	(138)	—	—
Employer contributions	62	28	53	62
Plan participants’ contributions	—	—	21	17
Benefits paid (includes lump sum settlements)	(513)	(544)	(74)	(79)
Plan assumptions in connection with divestitures	—	(95)	—	—
Fair value of plan assets at end of year (estimated)	$4,159	$4,132	$—	$—

Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2009	2008	2009	2008
Noncurrent assets	$377	$308	$—	$—
Current liabilities	$(20)	$(20)	$(60)	$(64)
Noncurrent liabilities	$(957)	$(582)	$(531)	$(561)
Funded status	$(600)	$(294)	$(591)	$(625)

The values reported for our pension plan assets at the end of 2009 and 2008 were estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year.

Use of the final valuations as of December 31, 2008, would have decreased the fair value of plan assets by $287 million and increased the underfunded status of our pension plans from $294 million to $581 million. Changes to our balance sheet as of December 31, 2008, would have been as follows:

•	$137 million decrease in deferred pension and other assets;
•	$150 million increase in deferred pension, other postretirement benefits and other liabilities;
•	$104 million decrease in the deferred income tax liability; and
•	$183 million net increase in cumulative other comprehensive loss, which would have resulted in a reduction in total Weyerhaeuser shareholders’ interest.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	77

The asset or liability on our Consolidated Balance Sheet representing the funded status of the plans is different from the cumulative income or expense that we have recorded related to these plans. These differences are actuarial gains and losses and prior service costs and credits that are deferred and will be amortized into our periodic benefit costs in future periods. These unamortized amounts are recorded in cumulative other comprehensive income, which is a component of total equity on our Consolidated Balance Sheet.

Changes in Amounts Included in Cumulative Other Comprehensive Income

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2009	2008	2009	2008
Net amount at beginning of year	$(821)	$610	$26	$(149)
Net change during the year:
Net actuarial loss:
Net actuarial gain (loss) arising during the year, including foreign currency exchange rate changes	(509)	(2,253)	(64)	70
Amortization of net actuarial (gain) loss	105	(122)	16	17
Taxes	130	895	24	(45)
Net actuarial gain (loss), net of tax	(274)	(1,480)	(24)	42
Prior service credit (cost):
Prior service credit (cost) arising during the year	(16)	(31)	117	318
Amortization of prior service (credit) cost	41	111	(102)	(110)
Taxes	(10)	(31)	7	(75)
Prior service credit, net of tax	15	49	22	133
Net amount recorded during the year	(259)	(1,431)	(2)	175
Net amount at end of year	$(1,080)	$(821)	$24	$26

Accumulated Benefit Obligations Greater Than Plan Assets

As of December 31, 2009, pension plans with accumulated benefit obligations greater than plan assets had:

•	$2.9 billion in projected benefit obligations,
•	$2.8 billion in accumulated benefit obligations and
•	assets with a fair value of $2 billion.

As of December 31, 2008, pension plans with accumulated benefit obligations greater than plan assets had:

•	$2.6 billion in projected benefit obligations,
•	$2.5 billion in accumulated benefit obligations and
•	assets with a fair value of $2 billion.

The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$4.6 billion at December 31, 2009; and
•	$4.2 billion at December 31, 2008.

PENSION ASSETS

Our Investment Policies and Strategies

Our investment policies and strategies guide and direct how we manage funds for the benefit plans we sponsor. These funds include our:

•	U.S. pension trust — funds our U.S. qualified pension plans;
•	Canadian pension trust — funds our Canadian registered pension plans; and
•	Retirement Compensation Arrangements — fund a portion of our Canadian nonregistered pension plans.

U.S. and Canadian Pension Trusts

Our U.S. pension trust holds the funds for our U.S. qualified pension plans, while our Canadian pension trust holds the funds for our Canadian registered pension plans.

Our strategy within the trusts is to invest:

•	directly in a diversified mix of nontraditional investments; and
•	indirectly through derivatives to promote effective use of capital, increase returns and manage associated risk.

Consistent with past practice and in accordance with investment guidelines established by the company’s investment committee, the investment managers of the company’s pension plan asset portfolios utilize a diversified set of investment strategies.

Our direct investments include:

•	cash and short-term investments,
•	hedge funds,
•	private equity,
•	real estate fund investments and
•	common and preferred stocks.

Our indirect investments include:

•	equity index derivatives,
•	fixed income derivatives and
•	swaps and other derivative instruments.

The overall return for our pension trusts includes:

•	returns earned on our direct investments and
•	returns earned on the derivatives we use.

Cash and short-term investments generally consist of highly liquid money market and government securities and are primarily held to fund benefit payments, capital calls and margin requirements.

Hedge fund investments generally consist of privately-offered managed pools primarily structured as limited liability entities, with the general members or partners of such limited liability entities serving as portfolio manager and thus being responsible for the fund’s underlying investment decisions. Generally, these funds have varying degrees of liquidity and redemption provisions. Underlying investments within these funds may include long and short public and private equities, corporate, mortgage and sovereign debt, options, swaps, forwards and other derivative positions. These funds may also use varying degrees of leverage.

Private equity investments consist of investments in private equity, mezzanine, distressed, co-investments and other structures. Private equity funds generally participate in buyouts and venture capital of limited liability entities through unlisted equity and debt instruments. These funds may also employ borrowing at the underlying entity level. Mezzanine and distressed funds generally follow strategies of investing in the debt of public or private companies with additional participation through warrants or other equity type options.

Real estate fund investments in real property may be initiated through private transactions between principals or public market vehicles such as real estate investment trusts and are generally held in limited liability entities.

Common and preferred stocks are equity instruments that generally have resulted from transactions related to private equity investment holdings.

Swaps and other derivative instruments generally are comprised of swaps, futures, forwards or options. In accordance with our investment risk and return objectives, some of these instruments are utilized to achieve target equity and bond asset exposure or to reduce exposure to certain market risks. Others, mainly total return swaps with limited exchange of principal, are designed to gain exposure to the return characteristics of specific financial strategies.

Retirement Compensation Arrangements

Retirement Compensation Arrangements fund a portion of our Canadian nonregistered pension plans.

Under Retirement Compensation Arrangements, our contributions are split:

•	50 percent to our investments in a portfolio of equities; and
•	50 percent to a noninterest-bearing refundable tax account held by Canada Revenue Agency — as required by Canadian tax rules.

The Canadian tax rules requirement means that — on average, over time — approximately 50 percent of our Canadian nonregistered pension plans’ assets do not earn returns.

Managing Risk

All investments are subject to risk, including market price, liquidity, currency, interest rate and credit risks. We have established governance practices to manage these risks. The following provides an overview of these risks and describes actions we take to mitigate the potential adverse effects of these risks on the performance of our pension plan assets. Generally, we manage these risks through:

•	selection and diversification of managers and strategies,
•	use of limited-liability vehicles,
•	diversification and
•	constraining risk profiles to predefined limits on the percentage of pension trust assets that can be invested in certain categories.

Market price risk is the risk that the future value of a financial instrument will fluctuate as a result of changes in its market price, whether caused by factors specific to the individual investment, its issuer, or any other market factor that may affect its price. We attempt to mitigate market price risk by investing in a diversified set of assets whose returns exhibit low correlation to those of traditional asset classes and each other. In addition, we and our investment advisors monitor the investments on a regular basis to ensure the decision to invest in particular assets continues to be suitable, including performing ongoing qualitative and quantitative assessments and comprehensive investment and operational due diligence. Special attention is paid to organizational changes made by the underlying fund managers and to changes in policy relative to their investment objectives, valuation, hedging strategy, degree of diversification, leverage, alignment of fund principles and investors, risk governance and costs.

Liquidity risk is the risk that the pension trusts will encounter difficulty in meeting their obligations associated with their financial liabilities. Our financial obligations as they relate to the pension plans may consist of distributions and redemptions payable to pension plan participants, payments to counterparties and fees to service providers. As established, pension plan assets primarily consist of investments in limited liability pools for which there is no active secondary market. As a result, the investments may be illiquid. Further, hedge funds are subject to potential restrictions that may affect the timing of the realization of pending redemptions. Private equity funds are subject to distribution and funding schedules that are set by the private equity funds’ respective managers and market activity. To mitigate liquidity risk, the hedge fund portfolio has

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	79

been diversified across manager’s strategies and funds that posses varying liquidity provisions and the private equity portfolio has been diversified across different vintage years and strategies. In addition, the investment committee regularly reviews cash flows of the trust and sets appropriate guidelines to address liquidity needs.

Currency risk arises from holding pension plan assets denominated in a currency other than the currency in which its liabilities are settled. Such risk is managed generally through notional contracts designed to hedge the net exposure to non-functional currencies.

Interest rate risk is the risk that a change in interest rates will adversely affect the fair value of fixed income securities. We have no direct exposure to fixed-income securities within the pension plan assets at December 31, 2009 or 2008. Therefore, the pension trust’s primary exposure to interest rate risk is indirect and through its investment in limited liability pools. Such indirect exposure is managed by the respective fund managers in conjunction with their investment level decisions and predefined investment mandates.

Credit risk relates to the extent to which failures by counterparties to discharge their obligations could reduce the amount of future cash flows on hand at the balance sheet date. The pension trust exposure to counterparty credit risk is reflected as a settlement receivable from derivative contracts within the pension plan assets. In evaluating credit risk, we will often be dependent upon information provided by the counterparty or a rating agency, which may be inaccurate. We decrease exposure to credit risk by only dealing with highly-rated financial counterparties, and as of year end, our counterparties each had a credit rating of at least A from Standard and Poor’s.

We expect that none of our counterparties will fail to meet its obligations. Also, no principal is at risk as a result of these types of investments. Only the amount of unsettled net receivables is at risk.

We manage this risk through:

•	selection of counterparties with a defined minimum credit quality,
•	diversification,
•	predefined settlement provisions and
•	documented agreements.

We are also exposed to credit risk indirectly through counterparty relationships struck by the underlying managers of investments in limited liability pools. This indirect exposure is mitigated through a due diligence process, which focuses on monitoring each investment fund to ensure the decision to invest in or maintain exposure to a fund continues to be suitable for the pension plans’ asset portfolios.

While we do not target specific direct investment or derivative allocations, we have established guidelines on the percentage of pension trust assets that can be invested in certain categories to provide diversification by investment type fund and investment managers, as well as to manage overall liquidity.

Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2009	DECEMBER 31, 2008
Fixed income	9.2%	9.4%
Hedge funds	55.9	53.6
Private equity and related funds	35.5	36.2
Real estate and related funds	3.0	5.3
Common stock and equity index instruments	0.1	0.2
Net receivables	0.1	0.6
Accrued liabilities	(3.8)	(5.3)
Total	100.0%	100.0%

For our nonregistered plans, we invest 50 percent of the funds we contribute to our nonregistered pension plans. Under Canadian tax rules for Retirement Compensation Arrangements, the other 50 percent is allocated to a noninterest-bearing refundable tax account held by the Canada Revenue Agency. We have invested the assets that we are allowed to manage as follows:

	DECEMBER 31, 2009	DECEMBER 31, 2008
Equities	38.8%	43.3%
Cash and cash equivalents	61.2	56.7
Total	100.0%	100.0%

Valuation of Our Plan Assets

We estimate the fair value of pension plan assets based upon the information available at year end. The pension assets are stated at fair value based upon the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. We do not value pension investments based upon a forced or distressed sale scenario. Instead, we consider both observable and unobservable inputs that reflect assumptions applied by market participants when setting the exit price of an asset or liability in an orderly transaction within the principal market of that asset or liability.

The pension assets are comprised of cash, derivative contracts, common and preferred stock and fund units. The fund units are typically limited liability interests in hedge funds, private equity funds, real estate funds and cash funds. Each of these assets participates in its own unique principal market. As such, cash, when held directly, is valued at cost; common and preferred stocks are valued at exit prices quoted in the public markets; derivative contracts are valued at exit prices determined after consideration of inputs from executed contracts, broker dealers and counterparty quoted prices; and fund units are valued based upon the net asset value of the fund. If restrictions were imposed upon any of the limited liability pools in which the pension plan assets were invested at a time when our interest in the fund units were being sold, it is possible that the value to be realized in such a transaction could be different from the reported value.

We value the pension plan assets based upon the observability of exit pricing inputs and classify pension plan assets based upon the lowest level input that is significant to the fair value measurement of the pension plan asset in their entirety. The fair value hierarchy we follow is outlined below:

Level 1: Inputs are unadjusted quoted prices for identical assets and liabilities traded in an active market.

Level 2: Inputs are quoted prices in non-active markets for which pricing inputs are observable either directly or indirectly at the reporting date.

Level 3: Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Assets with readily available quoted prices in an active market or those for which fair value can be measured from actively quoted prices will have a higher degree of market price observability and thus, a lesser degree of judgment applied when measuring fair value than those with unobservable pricing inputs.

The pension trusts’ net investments exclusive of receivables and accruals, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS
	Level 1	Level 2	Level 3	Total
Investments
Fixed income instruments	$368	$—	$17	$385
Hedge funds	—	253	2,067	2,320
Private equity and related funds	—	—	1,473	1,473
Real estate and related funds	—	—	122	122
Common and preferred stock and equity index instruments	7	6	—	13
Total	$375	$259	$3,679	$4,313

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	Balance as of December 31, 2008	Net realized gains	Net change in unrealized depreciation	Net purchases, (sales) and (settlements)	Balance as of December 31, 2009
Investments
Fixed income instruments	$96		$—	$(79)	$17
Hedge funds	2,347	97	216	(593)	2,067
Private equity and related funds	1,493	19	(33)	(6)	1,473
Real estate and related funds	216	2	(89)	(7)	122
Total	$4,152	$118	$94	$(685)	$3,679

This table shows the fair value of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Equity index instruments	$6	$2
Swaps	253	(138)
Total	$259	$(136)

This table shows the aggregate notional amount of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Equity index instruments	$363	$212
Swaps	1,214	2,529
Total	$1,577	$2,741

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	81

ACTIVITY OF PLANS WE SPONSOR

Net Periodic Benefit Costs (Credits)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2009	2008	2007	2009	2008	2007
Net periodic benefit cost: (credit)
Service cost	$56	$98	$129	$2	$11	$22
Interest cost	275	302	282	38	51	60
Expected return on plan assets	(472)	(581)	(530)	—	—	—
Amortization of actuarial (gain) loss	29	(28)	1	16	17	28
Amortization of prior service cost (credit)	19	29	34	(101)	(57)	(10)
Special benefits – surplus reversion to members	—	—	2	—	—	—
Special benefits – surplus reversion to employer	—	—	6	—	—	—
Recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures	112	74	53	8	(50)	(5)
Net periodic benefit cost (credit)	$19	$(106)	$(23)	$(37)	$(28)	$95
Estimated Amortization From Cumulative Other Comprehensive Income in 2010

Amortization of the net actuarial loss (gain) and prior service cost (credit) of our pension and postretirement benefit plans will affect our other comprehensive income in 2010. The net effect of the estimated amortization will be an increase in net periodic benefit costs or a decrease in net period benefit credits in 2010.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	POSTRETIREMENT	TOTAL
Net actuarial loss	$61	$18	$79
Prior service cost (credit)	17	(21)	(4)
Net effect	$78	$(3)	$75

Expected Pension Funding

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.

We intend to make a voluntary contribution of approximately $100 million to the U.S. qualified pension plans for the 2009 plan year. The contribution will be made prior to September 15, 2010. The contribution will decrease 2009 taxable income, thereby increasing the amount of the 2009 net operating loss refund. It would also decrease the earnings and profits required for a real estate investment trust conversion. This contribution is expected to eliminate the estimated $30 million minimum funding requirements for this plan for 2010, which would have been due by September 15, 2011.

In addition, we expect to contribute the following to pension plans during 2010:

•	$20 million to our U.S. nonqualified pension plans and
•

$10 million for required contributions to our Canadian registered and nonregistered pension plans. We voluntarily contributed $15 million subsequent to December 31, 2009 and may elect to make additional contributions to the largest registered plan in Canada.

Expected Postretirement Benefit Funding

Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from our general assets as they come due. Except for benefits provided to certain unionized employees, we retain the right to terminate other postretirement benefits. We expect to contribute approximately $60 million to our U.S. and Canadian other postretirement benefit plans in 2010, including approximately $17 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2010	$299	$60
2011	$306	$59
2012	$313	$57
2013	$321	$55
2014	$332	$53
2015-2019	$1,784	$240

ACTUARIAL ASSUMPTIONS

We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs.

Rates We Use in Estimating Our Benefit Obligations

We use assumptions to estimate our benefit obligations that include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;
•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and
•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.

Discount Rates and Rates of Compensation Increase Used in Estimating Our Pension Plan and Other Postretirement Benefit Obligations

	PENSION				OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2009		DECEMBER 31, 2008		DECEMBER 31, 2009	DECEMBER 31, 2008
Discount rate:
U.S.	5.90%		6.30%		5.20%	6.30%
Canada	6.10%		7.30%		6.00%	7.30%
Lump sum distributions (US salaried and nonqualified plans only)	Variable	(1)	Variable	(1)	N/A	N/A
Rate of compensation increase:
Salaried:
United States	0% for 2009, 1.75% for 2010, and 3.5% thereafter		3.50%		N/A	3.50%
Canada	0% for 2009, 1.75% for 2010, and 3.5% thereafter		3.50%		3.50%	3.50%
Hourly:
United States	3.00%		3.00%		3.00%	3.00%
Canada	3.25%		3.25%		N/A	N/A
Election of lump sum or installment distributions (US salaried and non qualified plans only)	72.00%		75.00%		N/A	N/A

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

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	83

Rates Used to Estimate Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2009	2008	2007	2009	2008	2007
Discount rate:
U.S.
2007 – salaried and hourly			5.80%			5.80%
2008 – prior to midyear remeasurement – salaried and hourly		6.50%			6.50%
2008 salaried – elimination and/or reduction of medical and life insurance benefits		N/A			7.00%/6.60%
2008 hourly and salaried – after mid-year remeasurement		7.20%			7.20%
2008 salaried – settlements due to sale and restructuring, curtailments and special termination benefits due to restructuring		8.30%			8.30%
2009 – salaried and hourly, excluding settlements and elimination of retiree life for certain salaried retirees.	6.30%			6.30%
Salaried settlement at August 31, 2009	6.10%
2009 – Remeasurement for elimination of life insurance for certain salaried retirees on November 30, 2009				5.60%
Salaried – lump sum distributions (U.S. salaried and non qualified plan only)	PPA phased Table [1]	5.50%	5.50%	N/A	N/A	N/A
Canada – prior to August 31, 2009 remeasurement	7.30%	5.50%	5.15%	7.30%	5.50%	5.15%
Canada – after remeasurement on August 31, 2009 for postretirement plan changes				5.90%
Expected return on plan assets:
Qualified/registered plans	9.50%	9.50%	9.50%
Nonregistered plans	4.75%	4.75%	4.75%
Rate of compensation increase:
Salaried (U.S. and Canada)
U.S.	0% for 2009, 3.50% thereafter	3.50%	3.50%	N/A	3.50%	3.50%
Canada	0% for 2009, 3.50% thereafter	3.50%	3.50%	3.50%	3.50%	3.50%
Hourly:
U.S.	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	3.25%	N/A	N/A	N/A
Election of lump sum distributions (U.S. salaried and nonqualified plans only)	75.0%	65.00%	50.00%	N/A	N/A	N/A
[1] – PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2012.

Discount Rate

Midyear changes in the assumed discount rate during 2009 were for the following:

•	The liabilities for salaried life insurance benefits were remeasured as of November 30, 2009, as a result of the elimination of the benefit for certain salaried retirees.
•

The assets and liabilities for the U.S. qualified salaried pension plan were remeasured at August 31, 2009. The remeasurement was for the purpose of calculating a charge for the pension settlement which was triggered August 31, 2009 due to large volume of lump sum distributions from that plan.

•	The liabilities of the postretirement medical and life plans in Canada were remeasured at August 31, 2009 due to the changes in certain of those plans.

Expected Return on Plan Assets

We estimate the expected long-term return on assets for our:

•	qualified and registered pension plans and
•	nonregistered plans.

Qualified and Registered Pension Plans. Our expected long-term rate of return assumption for plan assets as of December 31, 2009, is comprised of:

•	an 8 percent assumed return from direct investments and
•	a 1.5 percent assumed return from derivatives.

Determining our expected return:

•	requires a high degree of judgment,
•	uses our historical fund returns as a base and
•	places added weight on more recent pension plan asset performance.

Over the 25 years it has been in place, our U.S. pension trust investment strategy has achieved a 15.3 percent net compound annual return rate.

Based on valuations received as of year end, our total actual return on assets held by our pension trusts for the registered and qualified plans was a gain of approximately $691 million in 2009. The actual return on the nonregistered plan assets (RCA trust) was a loss of $1 million.

These trusts fund our qualified and registered pension plans.

Actual Returns (Losses) on Assets Held by Our Pension Trusts

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Direct investments	$525	$(1,578)	$745
Derivatives	166	(394)	32
Total	$691	$(1,972)	$777

Nonregistered plans. Our expected overall annual return on assets that fund our nonregistered plans is 4.75 percent.

Our expected long-term annual rate of return on the equity portion of this portfolio — the portion we are allowed to invest and manage — is 9.5 percent. We base that expected rate of return on:

•	historical experience and
•	future return expectations.

Historically, the 4.75 percent expected overall annual return is calculated by dividing 9.5 percent by two. That is because Canadian tax rules require that 50 percent of the assets for nonregistered plans go to a noninterest-bearing refundable tax account. As a result, the return we earn investing the other 50 percent is spread over 100 percent of the assets.

HEALTH CARE COSTS

Rising costs of health care significantly affect the costs of our health care plans.

Health Care Cost Trend Rates

We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. In 2009, the assumed weighted health care cost trend rate for the next year was:

•	8 percent in the U.S. and
•	5.7 percent in Canada.

This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.

Assumptions We Use in Estimating Health Care Benefit Costs

	2009		2008
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	8.0%	5.7%	9.0%	6.0%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.3%	5.0%	4.3%
Year that the rate reaches the ultimate trend rate	2029	2013	2014	2013

A 1 percent change in our assumed health care cost trend rates can significantly affect our accumulated benefit obligations.

Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 31, 2009 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	$ 1	$(1)
Effect on accumulated postretirement benefit obligation	$10	$(4)

OTHER PLANS

In addition to the pension and postretirement benefit plans we provide, we also:

•	make contributions to union-administered multiemployer pension plans and
•	sponsor other postretirement and defined contribution plans.

Union-Administered Multiemployer Pension Plans

We make negotiated contributions to union-administered multiemployer pension plans. Our contributions were approximately:

•	$3 million in 2009,
•	$5 million in 2008 and
•	$6 million in 2007.

Our contribution generally is based on fixed amounts per hour per employee. As of December 31, 2009, these plans covered approximately 1,200 of our employees.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	85

Other Postretirement Benefit Plans

We sponsor other postretirement benefit plans for our U.S. and Canadian employees. These plans are not included above since the full cost of the plans is paid by retirees.

Defined Contribution Plans

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$15 million in 2009,
•	$47 million in 2008 and
•	$53 million in 2007.

Effective May 1, 2009, the company match for the salaried defined contribution plan was temporarily suspended. The suspension is scheduled to be lifted in July 2010.

NOTE 9: CONSOLIDATION OF VARIABLE INTEREST ENTITIES

This note provides details about:

•	Forest Products special-purpose entities (SPEs) and
•	Real Estate variable interests.

FOREST PRODUCTS SPECIAL-PURPOSE ENTITIES

From 2002 through 2004, Forest Products sold certain nonstrategic timberlands in five separate transactions. We are the primary beneficiary and consolidate the assets and liabilities of certain monetization and buyer-sponsored SPEs involved in these transactions. We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetization SPEs. However, because these SPEs are distinct legal entities:

•	Assets of the SPEs are not available to satisfy our liabilities or obligations.
•	Liabilities of the SPEs are not our liabilities or obligations.

Our Consolidated Statement of Operations includes:

•	Interest expense on SPE debt of:

–	$33 million in 2009,
–	$39 million in 2008 and
–	$44 million in 2007.

•	Interest income on SPE investments of:

–	$36 million in 2009,
–	$48 million in 2008 and
–	$55 million in 2007.

Sales proceeds paid to buyer-sponsored SPEs were invested in restricted bank financial instruments with a balance of $909 million as of December 31, 2009. The weighted average interest rate was 3.78 percent during 2009 and 4.38 percent during 2008. Maturities of the bank financial instruments at the end of 2009 were:

•	$110 million in 2012,
•	$184 million in 2013,
•	$253 million in 2019 and
•	$362 million in 2020.

The long-term debt of our monetization SPEs was $761 million as of December 31, 2009, and $758 million as of December 31, 2008. The weighted average interest rate was 4.11 percent during 2009 and 4.73 percent during 2008. Maturities of the debt at the end of 2009 were:

•	$94 million in 2012,
•	$156 million in 2013,
•	$209 million in 2019 and
•	$302 million in 2020.

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

Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report deferred tax gains on our income tax return. In the event that proceeds from the bank financial instruments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2009, our net equity in the five SPEs was approximately $148 million and the deferred tax liability was estimated to be approximately $284 million.

REAL ESTATE VARIABLE-INTEREST ENTITIES

Our Real Estate segment includes subsidiaries with two types of variable interests:

•	Fixed-price purchase options — real estate development subsidiaries enter into options to acquire lots at fixed prices, primarily for building single-family homes.
•	Subordinated financing — a subsidiary provides subordinated financing to third-party developers and homebuilders.

Information Related to Variable Interest Entities Consolidated by Our Real Estate Segment

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Entities consolidated	1	6
Estimated assets	$6	$40
Estimated liabilities	$—	$17

VARIABLE-INTEREST ENTITIES NOT CONSOLIDATED

We do not consolidate some variable-interest entities. These are related to lot option purchase agreements we entered into:

•	prior to December 31, 2003; and
•	after December 30, 2003.

Prior to December 31, 2003

After exhaustive efforts, we have not been able to obtain the information needed to determine whether we are required to consolidate certain entities related to purchase options that we entered into prior to December 31, 2003. These represent:

•	three lot option purchase agreements,
•	$19 million in deposits at risk and
•	$20 million to be paid if the options are fully exercised.

After December 30, 2003

We are not required to consolidate certain entities related to purchase options that we entered into after December 31, 2003, because we are not the primary beneficiary. These represent:

•	three lot option purchase agreements,
•	$2 million in deposits at risk and
•	$29 million to be paid if the options are fully exercised.

SUBORDINATED FINANCING ACTIVITY

As of December 31, 2009, our real estate subsidiary that provides subordinated financing has approximately $3 million in subordinated loans at risk in 36 variable-interest entities.

NOTE 10: REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Carrying Value of Our Real Estate in Process of Development and for Sale

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Dwelling units	$174	$329
Residential lots	403	557
Commercial acreage and other inventories	21	34
Total	$598	$920

HOW WE ACCOUNT FOR OUR REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Real estate and land under development is stated at cost unless events and circumstances trigger an impairment review. More information about real estate asset impairments can be found in Note 20: Real Estate and Investment Impairments and Charges.

NOTE 11: SHORT-TERM BORROWINGS AND LINES OF CREDIT

This note provides details about our:

•	short-term borrowings,
•	lines of credit and
•	other letters of credit and surety bonds.

FOREST PRODUCTS SHORT-TERM BORROWINGS

Forest Products short-term borrowings outstanding were:

•	$4 million — including no commercial paper borrowings — as of December 31, 2009; and
•	$1 million — including no commercial paper borrowings — as of December 31, 2008.

Forest Products cancelled its commercial paper borrowing program in July 2009.

REAL ESTATE SHORT-TERM BORROWINGS

Real Estate had no short-term borrowings outstanding at the end of our last two years. Real Estate cancelled its commercial paper borrowing program in July 2009.

OUR LINES OF CREDIT

As of December 31, 2009, we have two revolving credit facilities available to us. At the end of 2009, we had:

•	$1.4 billion total committed bank revolving credit facilities, with
•	$1.37 billion available to us for incremental borrowings.

We entered into our current two lines of credit in December 2006 and amended them on September 14, 2009. These are:

•	a $400 million revolving credit facility that expires in March 2010 and
•	a $1 billion revolving credit facility that expires in December 2011.

Following the September 14, 2009, amendment, conditions of the lines of credit include the following:

•	The entire amount is available to Weyerhaeuser Company under both credit facilities.
•	$200 million of the amount is available to Weyerhaeuser Real Estate Company (WRECO) under the $1 billion revolving credit facility.
•	Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowing of the other.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	87

Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2009, there were no borrowings outstanding under the $400 million revolving credit facility and a $33 million letter of credit issued against the $1 billion revolving credit facility.

As of December 31, 2009, Weyerhaeuser Company and WRECO were in compliance with the credit facility covenants.

OTHER LETTERS OF CREDIT AND SURETY BONDS

The amount of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following two tables.

Forest Products

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Letters of credit	$ 58	$ 26
Surety bonds	$156	$109

Real Estate

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Letters of credit	$ 18	$ 18
Surety bonds	$374	$528

Our compensating balance requirements for the other letters of credit and surety bonds were not significant.

NOTE 12: ACCRUED LIABILITIES

Forest Products accrued liabilities were comprised of the

following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Wages, salaries, severance and vacation pay	$176	$282
Pension and postretirement	84	88
Income taxes	1	53
Taxes—Social Security and real and personal property	31	41
Interest	121	120
Dividends payable	—	53
Customer rebates and volume discounts	42	70
Deferred mineral income	31	34
Other	145	192
Total	$631	$933

NOTE 13: LONG-TERM DEBT

Our total long-term debt was $5.7 billion as of December 31, 2009. This note provides details about:

•	Forest Products long-term debt and the portion due within one year,

•	Real Estate long-term debt and the portion due within one year and

•	long-term debt maturities.

Our long-term debt includes notes, debentures, revenue bonds and other borrowings. The following table lists Forest Products’ long-term debt, which includes Weyerhaeuser Company debt, by types and interest rates at the end of our last two years and includes the current portion.

Forest Products Long-Term Debt by Types and Interest Rates

(Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
5.25% notes repaid in 2009	$—	$37
1.61% (variable) repaid in 2009	—	295
6.75% notes due 2012	1,066	1,433
7.50% debentures due 2013	156	156
7.25% debentures due 2013	129	129
6.95% debentures due 2017	281	281
7.00% debentures due 2018	62	62
7.375% notes due 2019	500	—
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	191
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Industrial revenue bonds, rates from 6.7% to 6.8%, due 2022	88	88
Medium-term notes, rates from 6.5% to 7.3%, due 2010–2013	94	167
Other	1	2
	5,291	5,564
Less unamortized discounts	(7)	(4)
Total	$5,284	$5,560
Portion due within one year	$3	$407

In addition to repaying debt that was scheduled to mature during the years ended December 31, 2009 and 2008 and December 30, 2007 we repaid approximately $367 million, $500 million and $962 million respectively, in long-term debt in connection with debt tender offers. Weyerhaeuser recognized pretax charges in 2009 and 2007 of $28 million and $45 million, respectively, and pretax gains in 2008 of $32 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt.

Real Estate Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Notes payable, unsecured; weighted average interest rates are approximately 5.8% and 6.0%, due 2010-2027	$402	$455
Notes payable, secured; weighted average interest rate is approximately 8.5% due 2010-2035	—	1
Total	$402	$456
Portion due within one year	$40	$52

Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2014

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009
	FOREST PRODUCTS	REAL ESTATE
Long-term debt maturities:
2010	$3	$40
2011	$—	$30
2012	$1,077	$203
2013	$364	$69
2014	$—	$15
Thereafter	$3,847	$45

Our long-term debt that matures in 2010, including our Real Estate segment, is $43 million. On January 21, 2010 our Real Estate segment retired $17 million of 6.12 percent notes with a maturity date of September 17, 2012.

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS

This note provides details about our:

•	debt and
•	other financial instruments.

FAIR VALUE OF DEBT

The fair value of our long-term debt was $5.7 billion as of December 31, 2009. The estimated fair values and carrying values consisted of the following:

Fair Value and Carrying Value of Our Long-Term Debt

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009		DECEMBER 31, 2008
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Long-term debt (including current maturities)
Forest Products	$5,284	$5,256	$5,560	$4,605
Real Estate	$402	$398	$456	$381

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach — based on quoted market prices we received for the same types and issues of our debt; or
•	income approach — based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

NOTE 15: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings,
•	environmental matters and
•	commitments and other contingencies.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	89

LEGAL PROCEEDINGS

We are party to legal matters generally incidental to our

business. The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and
•	cannot be predicted with any degree of certainty.

However, whenever probable losses from litigation could reasonably be determined — we believe that we have established adequate reserves. In addition, we believe the ultimate outcome of the legal proceedings:

•	could have a material adverse effect on our results of operations, cash flows or financial position in any given quarter or year; but
•	will not have a material adverse effect on our long-term results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS

The issues we have concerning environmental matters are:

•	site remediation and
•	asbestos removal.

Site Remediation

Under the Comprehensive Environmental Response Compensation and Liability Act — commonly known as the Superfund—and similar state laws, we:

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2008	$37
Reserve charges and adjustments, net	(1)
Payments	(5)
Reserve balance as of December 31, 2009	$31
Total active sites as of December 31, 2009	55

The changes in our reserves for remediation costs reflect:

•	new information on all sites concerning remediation alternatives,
•	updates on prior cost estimates and new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible — based on currently available information and analysis — that remediation costs for all identified sites may exceed our reserves by up to $30 million.

That estimate — in which those additional costs may be incurred over several years — is the upper end of the range of reasonably possible additional costs. The estimate:

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

Guarantees

We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease — which expires in 2023 — are $21 million. We recorded $3 million for this guarantee.

Our Real Estate segment has guaranteed buyer/lessee performance on ground leases that we sold. Future payments on the leases — which expire in 2041 — are $26 million.

Warranties

Our warranty liability was:

•	$28 million at December 31, 2009, and
•	$28 million at December 31, 2008.

These warranties — provided by our WRECO subsidiary — are on homes that we have built. The terms of the warranties vary according to:

•	competitive industry practice and
•	state and local laws.

Purchase Obligations

Our purchase obligations as of December 31, 2009 were:

•	$56 million in 2010,
•	$33 million in 2011,
•	$16 million in 2012,
•	$16 million in 2013,
•	$16 million in 2014 and
•	$19 million beyond 2014.

Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding,
•	specify all significant terms and
•	cannot be cancelled without penalty.

The terms include:

•	fixed or minimum quantities to be purchased;
•	fixed, minimum or variable price provisions; and
•	an approximate timing for the transaction.

Our purchase obligations include items such as:

•	stumpage and log purchases,
•	energy and
•	other service and supply contracts.

Operating Leases

Our rent expense was:

•	$126 million in 2009,
•	$157 million in 2008 and
•	$176 million in 2007.

We have operating leases for:

•	various equipment — including aircraft, shipping vessels, rail and logging equipment, lift trucks, automobiles and office equipment;
•	office and wholesale space;
•	model homes; and
•	real estate ground lease.

Commitments. Our operating lease commitments were $447 million as of December 31, 2009.

Operations Lease Commitments

DOLLAR AMOUNTS IN MILLIONS
	2010	2011	2012	2013	2014	THEREAFTER
Forest Products	$67	$57	$82	$34	$9	$72
Real Estate	16	14	11	8	7	70
Total	$83	$71	$93	$42	$16	$142

Real Estate operating lease commitments have not been reduced by minimum sublease rental income of $75 million that is due in future periods under noncancellable sublease agreements.

NOTE 16: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	share-repurchase programs,
•	exchangeable shares and
•	cumulative other comprehensive loss.

PREFERRED AND PREFERENCE SHARES

We had no preferred or preference shares outstanding at year-end 2009 and 2008.

However, we have authorization to issue:

•	7 million preferred shares with a par value of $1 per share and
•	40 million preference shares with a par value of $1 per share.

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

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	91

COMMON SHARES

We had 211 million shares of common stock outstanding at year-end 2009.

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	exchangeable shares are retracted,
•	stock options are exercised,
•	restricted stock units vest,
•	shares are tendered,
•	shares are repurchased or
•	shares are cancelled.

Reconciliation of Our Common Share Activity

IN THOUSANDS
	2009	2008	2007
Outstanding at beginning of year	211,289	209,546	236,020
Retraction or redemption of exchangeable shares	—	1,585	388
Stock options exercised	1	68	5,577
Issued for restricted stock units	135	94	51
Tendered in Domtar Transaction (Note 3)	—	—	(25,490)
Repurchased	(66)	—	(7,000)
Cancelled	—	(4)	—
Outstanding at end of year	211,359	211,289	209,546

OUR SHARE REPURCHASE PROGRAM

In December 2008, we announced a stock-repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. As of December 31, 2009, we had repurchased a total of 66,691 shares of common stock for approximately $2 million under the program. These repurchases took place during first quarter 2009 and all common stock purchases under the program were made in open-market transactions. There were no common share repurchases during 2008.

During 2007, we completed a stock-repurchase program authorized by the board of directors in 2005. Under this program, in open-market transactions, we repurchased approximately 7 million shares of our common stock for $473 million in 2007.

EXCHANGEABLE SHARES

There were no outstanding exchangeable shares as of year-end 2009 and 2008. During 2008, 1.6 million exchangeable shares were redeemed or cancelled.

Our Weyerhaeuser Company Limited subsidiary issued 13.6 million exchangeable shares to common shareholders of MacMillan Bloedel in 1999 as part of the consideration paid to acquire MacMillan Bloedel. No additional shares were issued. These exchangeable shares were, as nearly as practicable, the economic equivalent of our common shares.

The number of exchangeable shares outstanding changed when:

•	shares were retracted,
•	shares were redeemed or
•	shares were cancelled.

Reconciliation of Exchangeable Share Activity

IN THOUSANDS
	2008	2007
Outstanding at beginning of year	1,600	1,988
Retraction or redemption	(1,585)	(388)
Cancelled	(15)	—
Outstanding at end of year	—	1,600

CUMULATIVE OTHER COMPREHENSIVE LOSS

Our cumulative other comprehensive loss, net of tax, was $664 million as of year-end 2009.

Items Included in Our Cumulative Other Comprehensive Loss

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Foreign currency translation adjustments	$389	$298
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,192)	(894)
Prior service credit not yet recognized in earnings	136	99
Cash flow hedge fair-value adjustments	—	1
Unrealized gains on available-for-sale securities	3	1
Total	$(664)	$(495)

More information about the changes in net pension and other postretirement benefit loss not yet recognized in earnings and prior service cost not yet recognized in earnings can be found in Note 8: Pension and Other Postretirement Benefit Plans.

NOTE 17: SHARE-BASED COMPENSATION

Share-based compensation expense was:

•	$26 million in 2009,
•	$47 million in 2008 and
•	$41 million in 2007.

Share-based compensation for each of these years includes expense related to the following awards:

•	2009 — equity-classified awards granted in 2006, 2007, 2008 and 2009 and all outstanding liability-classified awards;
•	2008 — equity-classified awards granted in 2006, 2007 and 2008 and all outstanding liability-classified awards; and
•	2007 — equity-classified awards granted in 2006 and 2007 and all outstanding liability-classified awards.

This note provides details about:

•	our Long-Term Incentive Compensation Plan,
•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation and
•	unrecognized share-based compensation.

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our Long-Term Incentive Compensation Plan (the Plan) provides for share-based awards that include:

•	stock options,
•	stock appreciation rights,
•	restricted stock,
•	restricted stock units,
•	performance shares and
•	performance share units.

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

For stock-settled awards, we:

•	issue new stock into the marketplace and
•	generally do not repurchase shares in connection with issuing new awards.

Our common shares would increase by approximately 19 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2009 under the Plan;
•	all options outstanding at December 31, 2009 under earlier plans; and
•	all remaining options, restricted stock units, and performance share units that could be granted under the Plan.

HOW WE ACCOUNT FOR SHARE-BASED AWARDS

We:

•	use a fair-value-based measurement for share-based awards, and
•	recognize the cost of share-based awards in our consolidated financial statements.

We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.
•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.

In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$9 million in 2009,
•	$19 million in 2008 and
•	$12 million in 2007.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	93

Tax benefits for share-based awards are accrued as stock compensation expense is recognized in the Consolidated Statement of Operations. Tax benefits on share-based awards are realized when:

•	restricted shares and restricted share units vest,
•	performance shares and performance share units vest,
•	stock options are exercised and
•	stock appreciation rights are exercised.

When actual tax benefits realized exceed the tax benefits that were accrued for share-based awards, we realize an excess tax benefit. We report the excess tax benefit as financing cash inflows rather than operating cash inflows. Our excess tax benefits were:

•	$0 in 2009,
•	$0 in 2008 and
•	$51 million in 2007.

These items are shown as other financing activities on our Consolidated Statement of Cash Flows.

TYPES OF SHARE-BASED COMPENSATION

Our share-based compensation is in the form of:

•	stock options,
•	restricted stock units,
•	performance share units,
•	stock appreciation rights and
•	deferred compensation stock equivalent units.

STOCK OPTIONS

We award stock options through the Plan. Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We grant stock options with an exercise price equal to the market price of our stock on the date of the grant.

The Details

Our stock options generally:

•	vest over four years of continuous service and
•	must be exercised within 10 years of the grant date.

Exceptions are that the stock options generally:

•	vest upon retirement for employees aged 65 or older, or employees aged 62 – 64 with at least 10 years of service;
•	continue to vest following retirement for employees ages 55 – 61 with at least 10 years of service; and
•	continue to vest following involuntary termination due to job elimination or the sale of a business.

During first quarter 2009, we awarded selected executives with special stock options that:

•	vest at the end of four years of continuous service and
•	must be exercised within ten years of the grant date.

During second quarter 2006, we awarded selected executives and other key employees with special stock options that:

•	vested at the end of two years of continuous service and
•	must be exercised within five years of the grant date.

Our Accounting

We use a Black-Scholes option-valuation model to estimate the fair value of every stock option award on its grant date.

In our estimates, we use:

•	historical data — for option exercise time and employee terminations;
•	a Monte-Carlo simulation — for how long we expect granted options to be outstanding; and
•	the U.S. Treasury yield curve — for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.

The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,
•	historical volatility of our stock and
•	other factors.

Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2009 GRANTS		2008 GRANTS	2007 GRANTS
	10-YEAR STANDARD OPTIONS	10-YEAR EXECUTIVE OPTIONS	10-YEAR OPTIONS	10-YEAR OPTIONS
Expected volatility	36.61%	36.51%	30.84%	23.34%
Expected dividends	3.95%	3.95%	3.87%	2.98%
Expected term (in years)	6.16	7.08	5.92	5.13
Risk-free rate	2.54%	2.75%	3.20%	4.72%
Weighted average grant date fair value	$ 6.45	$ 6.69	$13.74	$16.95

Share-based compensation expense for stock options is generally recognized over the vesting period. There are exceptions for stock options awarded to employees who:

•	are eligible for retirement,
•	will become eligible for retirement during the vesting period or
•	whose employment is terminated during the vesting period due to job elimination or the sale of a business.

In these cases, we record the share-based compensation expense over a required service period that is less than the stated vesting period.

Activity

In 2009, we granted 1,504,850 stock options at a weighted average exercise price of $25.29.

Stock Option Activity for 2009

	OPTIONS (IN THOU- SANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 30, 2008	10,493	$65.71
Granted	1,505	$25.29
Exercised	(1)	$25.29
Forfeited or expired	(165)	$58.48
Outstanding at December 31, 2009	11,832	$60.67	5.95	$—
Exercisable at December 31, 2009	8,497	$64.68	5.07	$—

The total intrinsic value of stock options exercised during the last three years was:

•	$20,000 in 2009, related to the exercise of 1,040 options;
•	$600,000 in 2008, related to the exercise of 68,000 options; and
•	$131 million in 2007, related to the exercise of 5.6 million options.

RESTRICTED STOCK UNITS

Through the Plan, we award restricted stock units — grants that entitle the holder to shares of our stock as the award vests.

The Details

Our restricted stock units granted in 2007 and 2009 generally:

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

We generally record share-based compensation expense for restricted stock units over the four-year vesting period. For restricted stock units granted in 2008 that continue to vest following the termination of employment, we record the share- based compensation expense over a required service period that is less than the stated vesting period. For all other grant years, following termination of employment, we reverse the expense related to the unvested portion of the award.

Activity

We awarded 238,344 restricted stock units at a weighted average fair value of $25.41 in 2009.

The following table shows our restricted stock unit activity for 2009.

Summary of Nonvested Restricted Stock Units for 2009

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE
Nonvested at December 31, 2008	651	$67.90
Granted	238	$25.41
Vested	(195)	$68.75
Forfeited	(57)	$52.57
Nonvested at December 31, 2009	637	$53.06

As restricted stock units vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.

PERFORMANCE SHARE UNITS

Through the Plan, we awarded performance share units to selected executives and other key employees. These are grants that entitled the holder to shares of our stock if required performance targets were met over a three-year period.

The Details

Every grant of performance share units had a target number of shares — with the final number of shares to be awarded ranging from 0 percent to 200 percent of the target, depending upon performance.

Performance targets were based on our financial performance ranking among a selected peer group. The financial performance rankings considered were:

•	return on net assets and
•	cost of capital.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	95

At the end of the performance period, performance share unit payouts would be in shares of our stock, subject to the terms applicable to the awards.

Our Accounting

Certain conditions must be met to establish a grant date for accounting purposes. Our performance-based awards did not meet all of these conditions due to discretion the Committee had over certain items that are included in the final determination of awards that were granted. As a result, we:

•	remeasured the fair value of the performance share units at every reporting date,
•	adjusted the number of shares expected to be awarded based on the probability of achieving the performance target and
•	recognized compensation cost for performance share units over their three-year performance period.

Activity

No performance share units were awarded in 2008 or 2009.

Summary of Nonvested Performance Share Units at Target Levels for 2009

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE
Nonvested at December 31, 2008	196	$75.35
Granted	—	$—
Forfeited	(89)	$69.59
Nonvested at December 31, 2009	107	$80.12

The performance period for the unvested Performance Share Units ended December 31, 2009. The minimum performance threshold was not met, and all previously recognized compensation costs were reversed. Subsequent to year end, all unvested performance share unit awards were cancelled.

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

Weighted Average Assumptions Used to Remeasure Value of Stock Appreciation Rights at Year-End

DECEMBER 31, 2009
Expected volatility	41.73%
Expected dividends	0.46%
Expected term (in years)	3.45
Risk-free rate	1.91%
Weighted average fair value	$8.91

Activity

We granted 94,850 stock appreciation rights at a weighted average exercise price of $25.29 in 2009.

Summary of Stock Appreciation Rights Activity for 2009

	RIGHTS (IN THOU- SANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CON- TRACTUAL TERM (IN YEARS)	AGGRE- GATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2008	683	$67.54
Granted	95	$25.29
Exercised	—	$—
Forfeited or expired	(24)	$56.33
Outstanding at December 31, 2009	754	$62.54	6.35	$—
Exercisable at December 31, 2009	466	$66.54	5.36	$—

The total intrinsic value of stock appreciation rights settled — which equals the amount of cash used to settle the awards — during the last three years was:

•	$0 in 2009,
•	$0.1 million in 2008 and
•	$9 million in 2007.

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2009, our unrecognized share-based compensation cost for all types of share-based awards included:

•	$25 million related to nonvested equity-classified share-based compensation arrangements — expected to be recognized over a weighted-average period of approximately 1.77 years; and
•	$1 million related to nonvested liability-classified stock appreciation rights — expected to vest over a weighted-average period of approximately 1.3 years.

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

Our Accounting

We settle all deferred compensation accounts in cash. In addition, we credit all stock-equivalent accounts with dividend equivalents.

Stock-equivalent units are:

•	liability-classified awards and
•	remeasured to fair value at every reporting date.

The fair value of a stock-equivalent unit is equal to the market price of our stock.

Activity

The number of stock-equivalent units outstanding in our deferred compensation accounts was:

•	430,789 as of December 31, 2009;
•	427,233 as of December 31, 2008; and
•	419,217 as of December 30, 2007.

NOTE 18: CHARGES FOR FOREST PRODUCTS RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Items Included in Our Restructuring, Closure and Asset Impairment Charges

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Restructuring and closure charges:
Termination benefits	$91	$94	$81
Pension and postretirement charges	112	13	1
Other restructuring and closure costs	17	17	12
Reversal of restructuring and closure charges recorded in prior periods	—	(7)	(2)
	220	117	92
Less: discontinued operations	—	(7)	(10)
Charges for restructuring and closures	$220	$110	$82
Asset Impairments:
Long-lived assets attributable to Weyerhaeuser shareholders	$157	$179	$115
Long-lived assets attributable to noncontrolling interests	5	—	—
Total long-lived assets	162	179	115
Goodwill	3	838	30
Other assets	17	8	17
	182	1,025	162
Less discontinued operations	—	(6)	(5)
Impairment of goodwill and other assets	$182	$1,019	$157

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	97

RESTRUCTURING AND CLOSURES

Our restructuring and closure charges were primarily related to the following:

•	2009 — we closed or curtailed various Wood Products operations and restructured corporate staff functions to support achieving our competitive performance goals.

•

2008 — we reduced the number of employees after the sale of our Containerboard, Packaging and Recycling business and to support achieving our competitive performance goals. In addition, we closed or curtailed various Wood Products operations.

•	2007 — we restructured the administration facility in Kamloops, British Columbia, covering various business functions and restructured the Wood Products segment.

Assessing Facilities for Closure, Curtailment or Sale

We evaluate operating facilities for closure or sale when they are not a long-term strategic fit for us or cannot achieve top-quartile performance without significant capital investments.

We also continually assess our customers’ needs and change our operating posture to efficiently and effectively meet those needs. In doing so, we consider changing market conditions or adjusting production levels at many of our operating facilities.

Actions related to the following operations, coupled with corporate restructuring, resulted in the majority of closure and restructuring charges in 2009, 2008 and 2007:

TYPE OF OPERATION	LOCATION	CURRENT STATUS
Softwood lumber	Aberdeen, WA	Permanently closed
	Lebanon, OR	Permanently closed
	Coburg, OR	Permanently closed
	Carrot River, SK	Permanently closed, subsequently sold
	Dallas, OR	Permanently closed
	Green Mountain, WA	Permanently closed
	Kamloops, BC	Permanently closed
	Okanagan Falls, BC	Permanently closed
	Pine Hill, AL	Indefinitely closed
	Taylor, LA	Permanently closed
	Wright City, OK	Permanently closed
Veneer and plywood	Aberdeen, WA	Permanently closed, subsequently sold
	Dodson, LA	Indefinitely closed
	Hudson Bay, SK	Permanently closed, subsequently sold
	Mountain Pine, AR	Permanently closed
	Pine Hill, AL	Indefinitely closed
Engineered wood products	Claresholm, AB	Permanently closed, subsequently sold
	Colbert, GA	Indefinitely closed
	Deerwood, MN	Indefinitely closed
	Evergreen, AL	Indefinitely closed
	Hazard, KY	Permanently closed
	Junction City, OR	Permanently closed, subsequently sold
	Simsboro, LA	Indefinitely closed
	Valdosta, GA	Permanently closed
Strand technology	Drayton Valley, AB	Permanently closed
	Hudson Bay, SK	Indefinitely closed
	Miramichi, NB	Permanently closed
	Wawa, ON	Indefinitely closed
Hardwood lumber	Delta, BC	Permanently closed
Trus Joist® Commercial division	Various	Sold
Trucking	Albany, OR	Permanently closed, subsequently sold
iLevel® service centers	9 U.S. distribution facilities	Sold
	16 Canadian distribution facilities	Sold
	15 U.S. distribution facilities	Permanently closed
Containerboard, Packaging and Recycling	Baltimore, MD	Permanently closed
	Closter, NJ	Permanently closed
	Honolulu, HI	Permanently closed

Pension and postretirement charges include a $76 million noncash pension charge during 2009 triggered by the amount of lump-sum distributions paid in 2009 to former employees — see Note 8: Pension and Other Postretirement Benefit Plans for more information.

Other restructuring and closure costs include lease termination charges, dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental cleanup costs and incremental costs to wind down operating facilities.

ACCRUED TERMINATION BENEFITS

As of December 31, 2009, Weyerhaeuser’s accrued liabilities include approximately $20 million of severance accruals related to restructuring and closure charges recognized during 2009.

Changes in Our Accrued Termination Benefits Related to Restructuring and Closure Activities During 2009

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2008	$53
Charges	91
Payments	(129)
Other adjustments	5
Accrued severance as of December 31, 2009	$20

The majority of the accrued severance balance as of December 31, 2009, is expected to be paid by the end of 2010.

ASSET IMPAIRMENTS

The Impairment of Long-Lived Assets and Goodwill sections of Note 1: Summary of Significant Accounting Policies provide details about how we account for these impairments.

Long-Lived Assets

Our long-lived asset impairments were primarily related to the following:

•

2009 — charges for Wood Products facilities included $74 million related to engineered wood products facilities in Hazard, Kentucky and Valdosta, Georgia. In addition, charges included $30 million related to corporate-region buildings and $11 million related to a lumber mill in Brazil. The fair values of the assets were determined using significant other observable inputs (Level 2) based on market quotes and significant unobservable inputs (Level 3) based on discounted cash flow models.

•

2008 — includes capitalized interest on Real Estate projects that were impaired for a charge of $69 million. In addition, charges for Wood Products facilities included a $27 million charge related to the assets of the Trust Joist ®Commercial division and $37 million related to oriented strand board facilities in Drayton Valley, Alberta and Miramichi, New Brunswick.

•

2007 — charges for Wood Products facilities included $47 million related to oriented strand board facilities in Miramichi, New Brunswick, and Wawa, Ontario, a $17 million charge related to an engineered wood products facility in Colbert, Georgia, and a $10 million charge related to the Canadian distribution facilities.

Goodwill

Our impairments of goodwill were primarily related to the following:

•	2009 — the goodwill associated with the hardwoods and industrial wood products reporting unit.

•

2008 — as a result of the collapse of financial markets in fourth quarter 2008, accompanied by accelerated deterioration of housing markets and declining demand for pulp products in emerging Asian markets, the estimated fair value of certain of our reporting units fell below the carrying value of those units. This triggered the goodwill impairments in our Wood Products segment of $744 million and $94 million in our Cellulose Fibers segment during the fourth quarter.

•	2007 — Canadian and certain U.S. building materials distribution centers resulting in a charge of $30 million.

NOTE 19: OTHER OPERATING COSTS (INCOME), NET

These costs (income):

•	exclude our Real Estate operations,
•	include both recurring and occasional income and expense items and
•	fluctuate from year to year.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	99

Various Income and Expense Items Included in Forest Products Other Operating Costs (Income), Net

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Gain on the sale of non-strategic timberlands	$(163)	$—	$—
Gain on the sale of Containerboard, Packaging and Recycling operations (Note 3)	—	(1,175)	—
Gain on sale of Australian operations (Note 3)	—	(212)	—
Gain on the Domtar Transaction (Note 3)	—	—	(606)
Gain from change in postretirement benefits (Note 8)	—	(52)	—
Gain on disposition of assets	(22)	(29)	(92)
Insurance settlement and casualty losses	(11)	19	10
Foreign exchange (gains) losses, net	(41)	48	(45)
Land management income	(20)	(22)	(13)
IT contract termination and service provider transition fees	—	—	26
Litigation (reimbursements) expense, net	18	26	(8)
Other, net	(30)	3	2
	(269)	(1,394)	(726)
Less discontinued operations	—	1,405	696
Total	$(269)	$11	$(30)

The $163 million pretax gain on sale of non-strategic timberlands resulted from the sale of 140,000 acres in northwestern Oregon in third quarter 2009.

The total pretax gain on the 2008 sale of our Australian operations was $218 million; $212 million was recorded in other operating income, net and $6 million was recorded in equity in income of affiliates. The full $218 million is presented on the Consolidated Statement of Operations as earnings from discontinued operations, net of taxes.

Foreign exchange (gains) losses result primarily from changes in exchange rates between the U.S. dollar and the Canadian dollar.

Land management income includes income from recreational activities, land permits, grazing rights, firewood sales and other miscellaneous income related to land management activities.

NOTE 20: REAL ESTATE AND INVESTMENT IMPAIRMENTS AND CHARGES

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

Real Estate and Investment-Related Impairments and Charges

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Impairments of long-lived assets and other related charges:
Charges attributable to Weyerhaeuser shareholders:
Real estate impairments and charges	$206	$874	$128
Write-off of pre-acquisition costs and abandoned community costs	52	74	6
	258	948	134
Charges attributable to noncontrolling interests	11	31	22
Total impairments of long-lived assets and other related charges	269	979	156
Impairments of investments and other related charges:
Charges attributable to Weyerhaeuser shareholders	3	128	36
Charges attributable to noncontrolling interests	4	32	30
Total impairments of investments and other related charges	7	160	66
Total Real Estate impairments and other related charges	$276	$1,139	$222

The write-off of pre-acquisition and abandoned community costs includes forfeited deposits on options to purchase land and capitalized engineering and related costs associated with the options. The charge for 2009 includes the write-off of 9 projects that were planned for development of approximately 5,000 residential lots. As of December 31, 2009, we have option agreements on approximately 63,000 residential lots.

In addition, abandoned community costs include the write-off of unamortized costs related to projects that have been closed prior to full build-out or related to model complex costs written off due to decisions to sell active communities in their current condition or to change home styles offered within a community.

Impairments of investments and other related charges relate to loans and investments in unconsolidated entities.

In addition to the Real Estate charges included above, Forest Products has recorded charges for the impairment of interest that previously was capitalized on Real Estate assets of $3 million, $69 million, and $0 in 2009, 2008 and 2007, respectively. These charges are classified as Forest Products charges for asset impairments in the accompanying Consolidated Statement of Operations

The number of real estate projects owned or operated by us ranged from approximately 100 to 125 during 2009. This includes communities where we were actively building homes or developing land and land positions held for future development. The table below provides, for each period indicated:

•	the number of projects that were tested for recoverability as a result of triggering events that occurred during the period,
•	the number of projects for which impairment charges were recognized in the period,
•	the amount of real estate impairment charges attributable to Weyerhaeuser shareholders that were recognized in the period, and
•	additional information about the fair value of assets impaired in the period.

Within a community that is held for development, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges below. An individual project or held-for-sale asset may have been tested for recoverability and impairment charges may have been recognized in more than one quarter during the year.

	Fair Value Measurements Using
	Number of Projects Tested for Recoverability	Number of Projects Impaired	Impairment Charges Recognized	Fair Value of Impaired Communities	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate communities:
First Quarter 2009	59	9	$15	$17	$9	$8
Second Quarter 2009	44	17	$45	$73	$40	$33
Third Quarter 2009	41	12	$41	$59	$48	$11
Fourth Quarter 2009	25	8	$105	$60	$15	$45
Total 2009			$206

The significant unobservable inputs reported above are discounted future cash flows of the projects. We use present value techniques based on discounting the estimated cash flows using a rate commensurate with the inherent risk associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets for 2009 ranges from 12 percent to 25 percent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for additional information regarding our evaluation of real estate impairments.

NOTE 21: INCOME TAXES

This note provides details about our income taxes applicable to continuing operations:

•	earnings (loss) before income taxes,
•	provision for income taxes,
•	effective income tax rate,
•	deferred tax assets and liabilities and
•	unrecognized tax benefits.

Income taxes related to discontinued operations are discussed in Note 3: Discontinued Operations.

LOSS BEFORE INCOME TAXES

Our pretax loss from continuing operations in 2009 was $(842) million.

Domestic and Foreign Loss From Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Domestic loss	$(673)	$(2,305)	$(147)
Foreign loss	(169)	(504)	(331)
Total	$(842)	$(2,809)	$(478)

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	101

PROVISION FOR INCOME TAXES

Our provision for income taxes from continuing operations in 2009 was a benefit of $274 million.

Provision for Income Taxes From Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
Federal:
Current	$(350)	$(475)	$(41)
Deferred	133	(290)	(16)
	(217)	(765)	(57)
State:
Current	(2)	—	(1)
Deferred	(22)	(57)	(19)
	(24)	(57)	(20)
Foreign:
Current	12	(50)	(39)
Deferred	(45)	(28)	(63)
	(33)	(78)	(102)
Total income tax benefit	$(274)	$(900)	$(179)

EFFECTIVE INCOME TAX RATE

The effective income tax rate applicable to continuing operations for 2009 was 32.5 percent.

Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2009	2008	2007
U.S. federal statutory income tax	$(295)	$(983)	$(167)
State income taxes, net of federal tax benefit	(25)	(53)	(19)
Foreign taxes	23	14	11
Uruguay restructuring gains	—	(86)	—
Federal income tax credits	(6)	(10)	(9)
Taxes on qualified timber sales	—	(57)	—
Tax law changes	—	—	(23)
Medicare Part D subsidy	2	(3)	(9)
Provision for unrecognized tax benefits	18	(23)	15
Goodwill impairment	1	291	3
Noncontrolling interests	8	25	17
All other, net	—	(15)	2
Total income tax benefit	$(274)	$(900)	$(179)
Effective income tax rate	32.5%	32.0%	37.4%

In 2008, we restructured our ownership interests in Uruguay as discussed in Note 7: Equity Affiliates. The restructuring resulted in the recognition of a $250 million noncash gain for financial accounting purposes related to the partitioning of assets of a joint venture among joint venture partners. There is no tax provision on the gain, primarily due to a forestry exemption from income taxes in Uruguay, and the assets are considered indefinitely invested.

In 2008, the company recognized goodwill-impairment charges as discussed in Note 18: Charges for Forest Products Restructuring, Closures and Asset Impairments due to the estimated fair value of certain reporting units falling below the carrying value of those units. These charges are not deductible for income tax purposes and represent a permanent book-tax difference. As a result, no tax benefit has been recognized for these charges.

In addition, timber provisions in the Food, Conservation and Energy Act of 2008 enacted May 22, 2008, resulted in a tax benefit of $57 million. The provision is effective for one year and reduces the capital gains tax rate on qualified timber sales from 35 percent to 15 percent.

One-Time Deferred Tax Benefits/Charges

There were no one-time deferred tax benefits or charges during 2008 or 2009.

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

Our net deferred tax liabilities were approximately $1.1 billion at the end of 2009.

Deferred Income Tax Assets (Liabilities) Related to Continuing Operations by Category

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Forest Products:
Current	$109	$159
Noncurrent	(1,538)	(1,805)
Real Estate	299	438
Net deferred tax liabilities	$(1,130)	(1,208)

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Postretirement benefits	$282	$278
Incentive compensation	65	62
Pension	213	120
Real estate impairments	200	352
State tax credits	55	56
Net operating loss carryforwards	191	69
Other	371	407
Gross deferred tax assets	1,377	1,344
Valuation allowance	(103)	(88)
Net deferred tax assets	1,274	1,256
Depreciation of property, plant and equipment	(776)	(775)
Timber installment notes	(286)	(279)
Depletion on timberlands	(1,089)	(1,128)
Other	(253)	(282)
Deferred tax liabilities	(2,404)	(2,464)
Net deferred tax liabilities	$(1,130)	$(1,208)

OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)

Other information about our deferred income tax assets (liabilities) include:

•	net operating loss carryforwards,
•	changes in tax rates and tax laws,
•	valuation allowances and
•	reinvestment of undistributed earnings.

Net Operating Loss Carryforwards

Our state and foreign net operating loss carryforwards as of the end of 2009 are as follows:

•	$1.4 billion, which expire from 2010 through 2029; and
•	$115 million, which do not expire.

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

Our valuation allowance on our deferred tax assets was $103 million as of the end of 2009.

Total changes in our valuation allowance over the last year were:

•	$15 million net increase in 2009. This net increase resulted primarily from:
–	$9 million increase due to foreign exchange;
–	$4 million increase due to the change in expectations of future use of state credits and net operating loss carryforwards; and
–	$2 million increase due to additional foreign losses.

Reinvestment of Undistributed Earnings

We have approximately $39 million in undistributed earnings from our foreign subsidiaries as of the end of 2009. We have reinvested our foreign undistributed earnings; therefore they are not subject to U.S. income taxes. It is not practical to determine the income tax liability that would result from repatriation, however due to the available foreign tax credits, repatriation is not expected to result in a material U.S. tax liability.

HOW WE ACCOUNT FOR INCOME TAXES

The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.

UNRECOGNIZED TAX BENEFITS

Unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 31, 2009, and December 31, 2008, are $170 million and $114 million, respectively, which does not include related interest of $23 million and $22 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	103

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2009	DECEMBER 31, 2008
Balance at beginning of year	$114	$168
Additions based on tax positions related to current year	53	14
Additions for tax positions of prior years	—	2
Reductions for tax positions of prior years	(4)	(5)
Foreign currency translation	12	(20)
Settlements	—	(21)
Lapse of statute	(5)	(24)
Balance at end of year	$170	$114

The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits was $132 million as of December 31, 2009, and $65 million as of December 31, 2008, which includes interest of $22 million and $21 million respectively.

The net liability recorded for tax positions across all jurisdictions that, if sustained, would affect our effective tax rate was $96 million as of December 31, 2009, and $33 million as of December 31, 2008, which includes interest of $22 million and $21 million, respectively.

In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense and current taxes payable.

As of December 31, 2009, our 2007 federal income tax audit is complete and is scheduled to go to appeals in 2010. We are also undergoing examination in various state and foreign jurisdictions for the 2005–2008 tax years. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

During 2008, we settled audits for the tax years 2005 and 2006. These settlements resulted in a $21 million reduction in our net liability.

In the next 12 months, we estimate a decrease of up to $6 million in unrecognized tax benefits on several individually insignificant tax positions due to the lapse of applicable statutes of limitation in multiple jurisdictions.

NOTE 22: GEOGRAPHIC AREAS

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

SALES AND REVENUES

Our sales to and revenues from unaffiliated customers outside the U.S. are primarily to customers in Canada, China, Japan and Europe. Our export sales from the U.S. include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;
•	containerboard, pulp, logs, lumber and recycling material to other Pacific Rim countries; and
•	pulp and hardwood lumber to Europe.

Sales and Revenues by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2009 (DOLLAR AMOUNTS IN MILLIONS)
	2009	2008	2007
Sales to and revenues from unaffiliated customers:
U.S.	$3,961	$8,932	$13,755
Japan	485	619	600
Europe	277	408	521
China	209	268	303
Canada	209	288	604
South America	49	102	100
Other foreign countries	338	784	988
	5,528	11,401	16,871
Less discontinued operations	—	(3,301)	(5,938)
Total	$5,528	$8,100	$10,933
Export sales from the U.S.:
Japan	$447	$534	$522
Other	800	1,132	1,498
	1,247	1,666	2,020
Less discontinued operations	—	(261)	(423)
Total	$1,247	$1,405	$1,597
Discontinued operations primarily represent sales to the U.S.

EARNINGS AND LONG-LIVED ASSETS

Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill,
•	timber and timberlands and
•	property and equipment, including construction in progress.

Earnings and Long-Lived Assets by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2009 (DOLLAR AMOUNTS IN MILLIONS)
	2009	2008	2007
Loss attributable to Weyerhaeuser common shareholders from continuing operations before income taxes:
U.S.	$(656)	$(2,240)	$(94)
Foreign countries	(163)	(503)	(333)
Total	$(819)	$(2,743)	$(427)
Long-lived assets:
U.S.	$6,392	$6,853	$11,263
Canada	992	830	1,727
Other foreign countries	329	538	245
	7,713	8,221	13,235
Less discontinued operations	—	—	(4,074)
Total	$7,713	$8,221	$9,161

NOTE 23: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data provides a review of our results and performance throughout the year. Our earnings (loss) per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.

Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	Net Sales and Revenues	Operating Income (Loss)	Earnings (Loss) From Continuing Operations Before Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Weyerhaeuser Common Shareholders	Basic and Diluted Net Earnings (Loss) per Share Attributable to Weyerhaeuser Common Shareholders	Dividends Paid per Share	Market Prices – High/Low
2009:
First quarter	$1,275	$(330)	$(442)	$(266)	$(264)	$(1.25)	$0.25	$32.03 – $19.36
Second quarter	$1,391	$(62)	$(148)	$(116)	$(106)	$(0.50)	$0.25	$37.64 – $27.90
Third quarter	$1,407	$123	$30	$(5)	$—	$—	$0.05	$39.87 – $27.68
Fourth quarter	$1,455	$(178)	$(282)	$(181)	$(175)	$(0.83)	$0.05	$44.15 – $34.88
Full year	$5,528	$(447)	$(842)	$(568)	$(545)	$(2.58)	$0.60	$44.15 – $19.36
2008:
First quarter	$2,042	$(258)	$(380)	$(154)	$(148)	$(0.70)	$0.60	$73.74 – $58.99
Second quarter	$2,174	$(406)	$(474)	$(149)	$(96)	$(0.45)	$0.60	$67.69 – $50.19
Third quarter	$2,107	$(356)	$(426)	$275	$280	$1.33	$0.60	$62.73 – $47.27
Fourth quarter	$1,777	$(1,581)	$(1,529)	$(1,214)	$(1,212)	$(5.73)	$0.60	$60.58 – $28.94
Full year	$8,100	$(2,601)	$(2,809)	$(1,242)	$(1,176)	$(5.57)	$2.40	$73.74 – $28.94

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	105

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the company’s internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer

Dated: February 25, 2010

/s/ PATRICIA M. BEDIENT
Patricia M. Bedient
Executive Vice President and Chief Financial Officer

Dated: February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 25, 2010

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	107

DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to directors of the company included in the Notice of 2010 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 15, 2010 under the headings “Nominees for Election — Terms Expire in 2013,” “Board of Directors and Committee Information,” “Continuing Directors — Terms Expire in 2012” and “Continuing Directors — Terms Expire in 2011” is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of 2010 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 15, 2010, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Potential Payment upon Termination or Change in Control — Change in Control,” and “ — Severance Agreements” is incorporated herein by reference.

DIRECTORS

Debra A. Cafaro, 52, a director the Company since February 2007, has been chairman, president and chief executive officer of Ventas, Inc. (health care real estate investment trust) since 2003. She was its president and chief executive officer from 1999 when she joined the company until 2003, and has been a director of the company since 1999. She served as president and director of Ambassador Apartments, Inc. (real estate investment trust) from 1997 until 1998 when it merged with AIMCO and previously was a founding member and partner of the law firm of Barack Ferrazzano Kirschbaum and Nagelberg, LLC. She is the chair of NAREIT (National Association of Real Estate Investment Trusts) and a member of the Real Estate Roundtable.

Mark A. Emmert, 57, a director of the Company since June 2008, has been the President of the University of Washington in Seattle, Washington, since 2004. He served as Chancellor of Louisiana State University from 1999 to 2004 and Chancellor and Provost of the University of Connecticut from 1994 to 1999. Prior to 1994, he was Provost and Vice President for Academic Affairs at Montana State University and held faculty and administrative positions at the University of Colorado. He also is a director of Expeditors International of Washington, Inc. He served as chair of the Council of Academic Affairs for the National Association of State Universities and Land-Grant Colleges and is co-chair to that organization’s Board of Oceans and Atmosphere. He also is a Life Member of the Council on Foreign Relations.

Daniel S. Fulton, 61, was elected chief executive officer and a member of the board of directors in April 2008. He has been president of Weyerhaeuser Company since January 2008. From May 2001 until March 2008 he was president and chief executive officer of Weyerhaeuser Real Estate Company, a wholly owned subsidiary of Weyerhaeuser Company. In January 2004 he was named to Weyerhaeuser Company’s senior management team. Mr. Fulton serves as the vice chair of United Way of King County, and is a board member of the Chief Seattle Council of the Boy Scouts of America. He is a member of the Advisory Board for the Foster School of Business at the University of Washington, and is the vice chair of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University.

John I. Kieckhefer, 65, a director of the Company since 1990, has been president of Kieckhefer Associates, Inc. (investment and trust management) since 1989, and was senior vice president prior to that time. He has been engaged in commercial cattle operations since 1967 and is a trustee of J.W. Kieckhefer Foundation, an Arizona charitable trust.

Arnold G. Langbo, 72, a director of the Company since 1999, was chairman of Kellogg Company (cereal products) from 1992 until his retirement in 2000. He joined Kellogg Canada Inc. in 1956 and was elected president, chief operating officer and a director of Kellogg Company in 1990. He served as chief executive officer of Kellogg Company from 1992 to 1999. He is also a director of Johnson & Johnson. He was a director of The Hershey Company from 2008 to August 2009 and of Whirlpool Corporation from 1994 to April 2009.

Wayne W. Murdy, 65, a director of the Company since January 2009, held various management positions with Newmont Mining Corporation (international mining) from 1992 until his retirement in 2007, including Chairman of the Board from 2002 to December 2007 and Chief Executive Officer from 2001 to June 2007. Before joining Newmont Mining, Mr. Murdy spent 15 years serving in senior financial positions in the oil and gas industry, including positions with Apache Corporation and Getty Oil Company. He is also a director of BHP Billiton Limited, BHP Billiton Plc. and Qwest Communications International Inc. He is a trustee of the Denver Art Museum, member of the Advisory Councils for the College of Engineering at the University of Notre Dame and the Daniels Business School at the University of Denver.

Nicole W. Piasecki, 47, a director of the Company since 2003, is head of Business Development for Boeing Commercial Airplanes. Previously, she served as president of Boeing Japan from 2006 to 2010, executive vice president of Business Strategy & Marketing for Boeing Commercial Airplanes, The Boeing Company, from 2003 to 2006; was vice president of Commercial Airplanes Sales, Leasing Companies from 2000 until January 2003; and served in various positions in engineering, sales, marketing, and business strategy for the Commercial Aircraft Group from 1991. She is a member of the Board of Governors, Tokyo, of the American Chamber of Commerce of Japan and a former member of the Federal Aviation’s Management Advisory Council, the YWCA of Seattle-King County-Snohomish County and a former director of Washington Works.

Richard H. Sinkfield, 67, a director of the Company since 1993, is a senior partner in the law firm of Rogers & Hardin in Atlanta, Georgia, and has been a partner in the firm since 1976. He was a director of United Auto Group, Inc. (automobile retailer) from 1993 to 1999 and its executive vice president and chief administrative officer from 1997 to 1999. He was a director of Central Parking Corporation from 2000 to February 2005. He is a former director of the Metropolitan Atlanta Community Foundation, Inc. and the Atlanta College of Art. He is a Trustee of Vanderbilt University, a member of the executive board of the Atlanta Area Council of the Boy Scouts of America; a member of the Board of Directors of the Georgia Appleseed Center for Law and Justice and was a member of the board of governors of the State Bar of Georgia from 1990 to 1998.

D. Michael Steuert, 61, a director of the Company since October 2004, has been senior vice president and chief financial officer for Fluor Corporation (engineering and construction) since 2001. He served as senior vice president and chief financial officer at Litton Industries Inc. (defense electronics, ship construction and electronic technologies) from 1999 to 2001 and as a senior officer and chief financial officer of GenCorp Inc. (aerospace, propulsion systems, vehicle sealing systems, chemicals and real estate) from 1990 to 1999. He also serves as Trustee of Prologis and was formerly a member of the National Financial Executives Institute and the Carnegie Mellon Council on finance.

James N. Sullivan, 72, a director of the Company from 1998 to 2010, is the retired vice chairman of the board of Chevron Corporation (international oil company) where he was a director from 1988 to 2000. He joined Chevron in 1961, was elected a vice president in 1983 and served as its vice chairman from 1989 to 2000.

Kim Williams, 54, a director of the Company since October 2006, was senior vice president and associate director of global industry research for Wellington Management Company LLP (investment management) from 2001 to 2005, was elected a partner effective January 1995 and held various management positions with Wellington from 1986 to 2001. Prior to joining Wellington, she served as vice president, industry analyst for Loomis, Sayles & Co., Inc (investment management) from 1982 to 1986. She is also a director of E.W. Scripps Company, MicroVest and Xcel Energy Inc. She is a member of the Overseer Committee of Brigham and Women’s Hospital in Boston, Massachusetts and a Trustee of Concord Academy, Concord, Massachusetts.

Charles R. Williamson, 61, a director of the company since October 2004 and chairman of the Board since April 2009, was the executive vice president of Chevron Corporation (international oil company) from August, 2005 until his retirement on December 1, 2005. He was chairman and chief executive officer of Unocal Corporation (oil and natural gas) until its acquisition by Chevron Corporation in 2005. He served as Unocal Corporation’s executive vice president, International Energy Operations from 1999 to 2000; group vice president, Asia Operations from 1998 to 1999; group vice president, International Operations from 1996 to 1997; and held numerous management jobs including positions in the United Kingdom, Thailand and the Netherlands since joining Unocal in 1977. He was a director of Unocal Corporation and former Chairman of the US-ASEAN Business Council. He is also a director and chairman of the board of Talisman Energy Inc. and a director of PACCAR Inc.

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	109

EXECUTIVE OFFICERS

The executive officers of the company are as follows:

NAME	TITLE	AGE
Ernesta Ballard	Senior Vice President	64
Patricia M. Bedient	Executive Vice President	56
James M. Branson	Senior Vice President	54
Lawrence B. Burrows	President, Weyerhaeuser Real Estate Company	57
Srinivasan Chandrasekaran	Senior Vice President	60
Miles P. Drake	Senior Vice President	60
Daniel S. Fulton	President and CEO	61
Thomas F. Gideon	Executive Vice President	58
John A. Hooper	Senior Vice President	55
Sandy D. McDade	Senior Vice President	58

Ernesta Ballard has been senior vice president, Corporate Affairs, since 2004 when she joined the company. She served as commissioner, Department of Environmental Conservation for the state of Alaska from 2002 to 2004; president, Ballard & Associates (consulting firm) from 1994 to 2002; chief executive officer, Cape Fox Corp. (Alaska Native Village corporation), from 1989 to 1994; and regional administrator, Region 10, U.S. Environmental Protection Agency, from 1983 to 1986. In 1997, she was appointed to serve on the Board of Governors of the U.S. Postal Service. She serves on the Advisory Board for the Ruckelshaus Center and was a founding member and currently serves as chair of LifeCenter Northwest, the organ donation organization for Washington, Montana and Alaska.

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

James M. Branson has been senior vice president, Timberlands, since 2007. He was vice president of Southern Timberlands from 2002 to 2007. He served as vice president, Plywood, from 1995 to 2002. From 1981 to 2002, he held numerous leadership roles in finance. He started with Weyerhaeuser in 1979 as an accountant trainee in timberlands raw materials in Arkansas.

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

Srinivasan Chandrasekaran has been senior vice president, Cellulose Fibers, since 2006. He was vice president, Manufacturing, Cellulose Fibers, from 2005 to 2006; vice president and mill manager at the Kamloops, British Columbia, Cellulose Fibers mill from 2003 to 2005; and vice president and mill manager at the Kingsport, Tennessee, paper mill from 2002 to 2003. He joined Weyerhaeuser in 2002 with the company’s acquisition of Willamette Industries Inc., where he served in a number of leadership positions.

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

Thomas F. Gideon has been executive vice president, Forest Products, since July 2008. He was senior vice president, Containerboard, Packaging and Recycling, from 2007 to 2008; senior vice president, Timberlands, from 2005 to 2007; vice president, Western Timberlands, from 2003 to 2005; and director of Sales and Marketing for Western Timberlands from 1998 to 2003. He joined Weyerhaeuser in 1978 and held numerous human resources and sales management positions in Wood Products before moving to Western Timberlands in 1996.

John A. Hooper has been senior vice president, Human Resources, since July 2008. He was vice president, Human Resources Operations, from 2006 to 2008; Human Resources director from 2003 to 2006; and strategic projects consultant from 2001 when he joined the company until 2003. Prior to joining the company, he was a management consultant specializing in assisting small business development through his firm, Successful Entrepreneur, Inc., from 2000 to 2002; and leadership, change management, human resources strategy and benchmarking practices through his firm, People Management Resources, Inc., from 1985 to 2000.

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

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	111

AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2009, the audit committee of the board of directors consisted of Mark A. Emmert, John I. Kieckhefer, Wayne W. Murdy, D. Michael Steuert and Kim Williams. Each member is independent as defined under the New York Stock Exchange rules. The board of directors has determined that each audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that Mr. Steuert is an “audit committee financial expert” as defined by SEC rules.

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

EXECUTIVE AND DIRECTOR COMPENSATION

Information with respect to executive and director compensation contained in the Notice of 2010 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 15, 2010, under the headings “Board of Directors and Committee Information — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year Year-End,” “Options Exercise in Fiscal 2009,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2010 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 15, 2010, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with regard to certain relationships and related transactions contained in the Notice of 2010 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 15, 2010, under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services in the Notice of 2010 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 15, 2010, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE	PAGE NUMBER(S) IN FORM 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	116
Schedule II — Valuation and Qualifying Accounts	117

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in Financial Statements and Supplementary Data above.

EXHIBITS

3	—

(i)    Articles of Incorporation (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission February 11, 2010 — Commission File Number 1-4825)

(ii)    Bylaws (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission December 18, 2008 — Commission File Number 1-4825)

10	—	Material Contracts

(a)   Form of Executive Change of Control Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 9, 2010 — Commission File Number 1-4825)

(b)   Form of Executive Severance Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 9, 2010 — Commission File Number 1-4825)

(c)    Form of Executive Change of Control Agreement (Weyerhaeuser Company Limited and Weyerhaeuser Company) (incorporated by reference to From 8-K filed with the Securities and Exchange Commission February 15, 2006 — Commission File Number 1-4825)

(d)   Weyerhaeuser Company Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February December 16, 2008 — Commission File Number 1-4825)

(e)   Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 9, 2010 — Commission File Number 1-4825)

(f)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Plan Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 21, 2006 — Commission File Number 1-4825)

(g)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 21, 2006 — Commission File Number 1-4825)

(h)   Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Tandem SAR Grant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 21, 2006 — Commission File Number 1-4825)

(i)    Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 9, 2010 — Commission File Number 1-4825)

(j)    Weyerhaeuser Company Annual Incentive Plan for Salaried Employees

(k)    Weyerhaeuser Company Deferred Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 18, 2007 — Commission File Number 1-4825)

(l)    Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission January 27, 2009 — Commission File Number 1-4825)

(m)  Fee Deferral Plan for Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission December 16, 2008 — Commission File Number 1-4825)

(n)   Weyerhaeuser Real Estate Company Management Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 9, 2010 — Commission File Number 1-4825)

(o)   Weyerhaeuser Real Estate Company Management Long-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 9, 2010 — Commission File Number 1-4825)

(p)   Fee Deferral Plan for Canadian Directors of Weyerhaeuser Company (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission March 3, 2005 — Commission File Number 1-4825)

(q)   Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Deutsche Bank Securities Inc., as documentation agents, and Morgan Stanley Bank as co-documentation agent. (incorporated by reference to 2006 Form 10-K filed with the Securities and Exchange Commission February 27, 2007 — Commission File Number 1-4825)

(r)    First Amendment dated to Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, JPMorgan Chase Bank, N.A. and, Citibank, N.A., as initial fronting banks, JPMorgan Chase Bank and Citibank, as swing line banks, JPMorgan Chase Bank, as administrative agent, Citibank, as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as documentation agent, Morgan Stanley Bank, as co-documentation agent and the lenders named therein. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission September 14, 2009)

(s)   Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD., as documentation agents and Morgan Stanley Bank, as co-documentation agent. (incorporated by reference to 2006 Form 10-K filed with the Securities and Exchange Commission February 27, 2007 — Commission File Number 1-4825)

(t)    First Amendment dated to Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, JPMorgan Chase Bank, N.A. and, Citibank, N.A., as initial fronting banks, JPMorgan Chase Bank and Citibank, as swing line banks, JPMorgan Chase Bank, as administrative agent, Citibank, as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as documentation agent, Morgan Stanley Bank, as co-documentation agent and the lenders named therein. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission September 14, 2009)

(u)   Amended and Restated Contribution and Distribution Agreement among Weyerhaeuser Company, Domtar Paper Company LLC and Domtar Corporation dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 31, 2007 — Commission File Number 1-4825)

(v)    Amended and Restated Transaction Agreement among Weyerhaeuser Company, Domtar Corporation, Domtar Paper Company LLC, Domtar Delaware Holdings, Inc., Domtar Pacific Papers, Inc., Domtar Pacific Papers ULC, Domtar (Canada) Paper, Inc., and Domtar, Inc. dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 31, 2007 — Commission File Number 1-4825)

(w)   Purchase Agreement, dated as of March 15, 2008, between Weyerhaeuser Company and International Paper Company (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission March 20, 2008 — Commission File Number 1-4825)

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	113

12	–	Statements regarding computation of ratios
14	–	Code of Business Conduct and Ethics (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 21, 2005 — Commission File Number 1-4825)
21	–	Subsidiaries of the Registrant
23	–	Consent of Independent Registered Public Accounting Firm
31	–	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	–	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
100.INS	–	XBRL Instance Document
100.SCH	–	XBRL Taxonomy Extension Schema Document
100.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document
100.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document
100.LAB	–	XBRL Taxonomy Extension Label Linkbase Document
100.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 25, 2010.

WEYERHAEUSER COMPANY

/s/ DANIEL S. FULTON
Daniel S. Fulton

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 25, 2010.

/s/ DANIEL S. FULTON	/s/ WAYNE W. MURDY
Daniel S. Fulton Principal Executive Officer and Director	Wayne W. Murdy Director

/s/ PATRICIA M. BEDIENT Patricia M. Bedient Principal Financial Officer	/s/ NICOLE W. PIASECKI Nicole W. Piasecki Director

/s/ JEANNE M. HILLMAN Jeanne M. Hillman Principal Accounting Officer	/s/ RICHARD H. SINKFIELD Richard H. Sinkfield Director

/s/ DEBRA A. CAFARO Debra A. Cafaro Director	/s/ D. MICHAEL STEUERT D. Michael Steuert Director

/s/ MARK A. EMMERT Mark A. Emmert Director	/s/ JAMES N. SULLIVAN James N. Sullivan Director

/s/ JOHN I. KIECKHEFER John I. Kieckhefer Director	/s/ KIM WILLIAMS Kim Williams Director

/s/ ARNOLD G. LANGBO Arnold G. Langbo Director	/s/ CHARLES R. WILLIAMSON Charles R. Williamson Chairman of the Board and Director

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

Under date of February 25, 2010, we reported on the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2009, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, Weyerhaeuser Company and subsidiaries changed its presentation of noncontrolling interests in the consolidated financial statements as a result of the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (included in FASB Accounting Standards Codification Topic 810, Consolidation), which was adopted effective January 1, 2009.

/s/ KPMG LLP

Seattle, Washington

February 25, 2010

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the three years ended December 31, 2009

DOLLAR AMOUNTS IN MILLIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO INCOME	(DEDUCTIONS) FROM/ ADDITIONS TO RESERVE	BALANCE AT END OF PERIOD
Forest Products
Allowances deducted from related asset accounts:
Doubtful accounts—accounts receivable
2009	$7	$11	$(6)	$12
2008	$3	$6	$(2)	$7
2007	$4	$—	$(1)	$3
Real Estate
Allowances deducted from related asset accounts:
Receivables
2009	$4	$—	$(2)	$2
2008	$2	$1	$1	$4
2007	$4	$—	$(2)	$2
Investments in unconsolidated entities held as assets
2009	$16	$—	$—	$16
2008	$—	$—	$16	$16
2007	$11	$—	$(11)	$—

WEYERHAEUSER COMPANY > 2009 ANNUAL REPORT AND FORM 10-K	117