Form 10-Q
period 2010-03-31
WEYERHAEUSER CO
filed 2010-05-07
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, 211,603,533 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2009. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter ended March 31, 2010, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: May 7, 2010

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Principal Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2010 AND MARCH 31, 2009	MARCH 31, 2010	MARCH 31, 2009
Net sales and revenues:
Forest Products	$1,268	$1,103
Real Estate	151	172

Total net sales and revenues	1,419	1,275

Costs and expenses:
Forest Products:
Costs of products sold	1,008	978
Depreciation, depletion and amortization	116	122
Selling expenses	34	43
General and administrative expenses	82	96
Research and development expenses	8	13
Charges for restructuring and closures (Note 6)	—	82
Impairment of goodwill and other assets (Note 6)	1	18
Other operating costs (income), net (Note 7)	(71)	6

	1,178	1,358

Real Estate:
Costs and operating expenses	121	151
Depreciation and amortization	3	4
Selling expenses	15	22
General and administrative expenses	16	28
Other operating costs, net	1	—
Impairment of long-lived assets and other related charges (Note 8)	1	42

	157	247

Total costs and expenses	1,335	1,605

Operating income (loss)	84	(330)
Interest expense and other:
Forest Products:
Interest expense incurred	(106)	(108)
Less: interest capitalized	1	2
Interest income and other	9	14
Equity in income (loss) of equity affiliates	(6)	3
Real Estate:
Interest expense incurred	(6)	(7)
Less: interest capitalized	5	7
Interest income and other	3	1
Equity in income of equity affiliates	36	2
Impairment of investments and other related charges (Note 8)	—	(26)

Earnings (loss) before income taxes	20	(442)
Income tax benefit (provision) (Note 12)	(38)	176

Net loss	(18)	(266)
Less: (income) loss attributable to noncontrolling interests	(2)	2

Net loss attributable to Weyerhaeuser common shareholders	$(20)	$(264)

Basic and diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 4)	$(0.10)	$(1.25)

Dividends paid per share	$0.05	$0.25

Weighted average shares outstanding (in thousands) (Note 4)
Basic	211,440	211,298
Diluted	211,440	211,298

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	MARCH 31, 2010	DECEMBER 31, 2009
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$2,143	$1,862
Short-term investments	1	49
Receivables, less allowances of $12 and $12	462	370
Receivables for taxes	34	602
Receivable from pension trust (Note 12)	96	146
Inventories (Note 9)	515	447
Prepaid expenses	93	82
Deferred tax assets	136	109

Total current assets	3,480	3,667
Property and equipment, less accumulated depreciation of $6,743 and $6,682	3,539	3,611
Construction in progress	69	52
Timber and timberlands at cost, less depletion charged to disposals	4,016	4,010
Investments in and advances to equity affiliates	192	197
Goodwill	40	40
Deferred pension and other assets	904	756
Restricted assets held by special purpose entities	914	915

	13,154	13,248

Real Estate:
Cash and cash equivalents	17	7
Receivables, less discounts and allowances of $2 and $2	34	32
Real estate in process of development and for sale	611	598
Land being processed for development	942	917
Investments in and advances to equity affiliates	18	17
Deferred tax assets	271	299
Other assets	122	126
Consolidated assets not owned	6	6

	2,021	2,002

Total assets	$15,175	$15,250

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	MARCH 31, 2010	DECEMBER 31, 2009
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Notes payable and commercial paper	$1	$4
Current maturities of long-term debt (Note 11)	3	3
Accounts payable	329	317
Accrued liabilities (Note 10)	603	631

Total current liabilities	936	955
Long-term debt (Note 11)	5,281	5,281
Deferred income taxes	1,578	1,538
Deferred pension, other postretirement benefits and other liabilities	1,942	2,000
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	767	768
Commitments and contingencies (Note 14)

	10,504	10,542

Real Estate:
Long-term debt (Note 11)	390	402
Other liabilities	224	252
Commitments and contingencies (Note 14)

	614	654

Total liabilities	11,118	11,196

Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,557,320 and 211,358,955 shares	264	264
Other capital	1,789	1,786
Retained earnings	2,628	2,658
Cumulative other comprehensive loss (Note 13)	(635)	(664)

Total Weyerhaeuser shareholders’ interest	4,046	4,044
Noncontrolling interest	11	10

Total equity	4,057	4,054

Total liabilities and equity	$15,175	$15,250

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES) (UNAUDITED)

	CONSOLIDATED		FOREST PRODUCTS		REAL ESTATE
FOR THE QUARTERS ENDED MARCH 31, 2010 AND MARCH 31, 2009	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010	MARCH 31, 2009
Cash flows from operations:
Net earnings (loss)	$(18)	$(266)	$(38)	$(204)	$20	$(62)
Noncash charges (credits) to income:
Depreciation, depletion and amortization	119	126	116	122	3	4
Deferred income taxes, net	34	11	7	12	27	(1)
Pension and other postretirement benefits (Note 12)	(1)	(15)	(1)	(15)	—	—
Share-based compensation expense	6	6	5	5	1	1
Equity in (income) loss of equity affiliates	3	(5)	6	(3)	(3)	(2)
Litigation charges	—	20	—	20	—	—
Charges for impairment of assets (Notes 6 and 8)	2	86	1	18	1	68
Net gains on dispositions of assets and operations	(83)	—	(50)	—	(33)	—
Foreign exchange transaction (gains) losses (Note 7)	(10)	4	(10)	4	—	—
Decrease (increase) in working capital:
Receivables less allowances	(87)	54	(91)	45	4	9
Income taxes receivables	568	(200)	568	(200)	—	—
Inventories, real estate and land	(101)	37	(65)	31	(36)	6
Prepaid expenses	(12)	1	(11)	3	(1)	(2)
Accounts payable and accrued liabilities	(43)	(255)	(20)	(217)	(23)	(38)
Deposits on land positions	3	(3)	—	—	3	(3)
Intercompany advances(1)	—	—	—	—	(16)	(41)
Pension contributions	(127)	(8)	(127)	(8)	—	—
Other	(63)	(29)	(66)	(28)	3	(1)

Net cash from operations	190	(436)	224	(415)	(50)	(62)

Cash flows from investing activities:
Property and equipment	(46)	(56)	(45)	(53)	(1)	(3)
Timberlands reforestation	(13)	(15)	(13)	(15)	—	—
Acquisition of timberlands	(9)	(7)	(9)	(7)	—	—
Redemption of short-term investments	47	46	47	46	—	—
Distributions from (investments in and advances to) equity affiliates	1	(1)	(2)	—	3	(1)
Proceeds from sale of assets and operations	115	8	82	8	33	—
Repayments from (loan to) pension trust (Note 12)	50	(85)	50	(85)	—	—
Intercompany advances(1)	—	—	(38)	(22)	—	—
Other	(7)	8	(2)	8	(5)	—

Cash from investing activities	138	(102)	70	(120)	30	(4)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	(3)	—	(3)	—	—	—
Cash dividends	(11)	(53)	(11)	(53)	—	—
Change in book overdrafts	(4)	(42)	3	(42)	(7)	—
Payments on debt	(17)	(1)	—	(1)	(17)	—
Exercises of stock options	1	—	1	—	—	—
Repurchase of common stock	—	(2)	—	(2)	—	—
Intercompany advances(1)	—	—	—	—	54	63
Other	(3)	(2)	(3)	(2)	—	—

Cash from financing activities	(37)	(100)	(13)	(100)	30	63

Net change in cash and cash equivalents	291	(638)	281	(635)	10	(3)
Cash and cash equivalents at beginning of period	1,869	2,294	1,862	2,288	7	6

Cash and cash equivalents at end of period	$2,160	$1,656	$2,143	$1,653	$17	$3

Cash paid (received) during the year for:
Interest, net of amount capitalized	$153	$161	$151	$161	$2	$—

Income taxes	$(576)	$53	$(576)	$53	$—	$—

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

FOR THE QUARTERS ENDED MARCH 31, 2010 AND MARCH 31, 2009

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; as such certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year for consistency with our 2010 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest.

NOTE 2: ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES WE IMPLEMENTED IN 2010

Variable Interest Entities (VIE)

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that amends existing consolidation guidance for VIEs by:

•

changing the required approach for identifying the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards calculation with a qualitative approach that focuses on identifying who has the power to direct activities that significantly affect an entity’s economic performance,

•

requiring additional reconsideration events when determining whether an entity is a VIE to include loss of power from voting or similar rights to direct the activities that significantly affect the entity’s economic performance,

•	requiring ongoing assessment of whether an enterprise is the primary beneficiary of a VIE and

•	requiring additional disclosures over involvement with a VIE.

Our adoption of this guidance in first quarter 2010 did not have a material effect on our results of operations, financial position or cash flows.

Distributions to Shareholders with Components of Stock and Cash

The FASB issued guidance clarifying that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is considered a share issuance to be reflected in earnings per share prospectively.

Our adoption of this guidance did not affect our results of operations, financial position or cash flows. This guidance would apply to a distribution of earnings and profits to shareholders as part of a conversion to a real estate investment trust (REIT). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Other Liquidity Related Disclosures” for more information regarding our conversion to a REIT.

NOTE 3: BUSINESS SEGMENTS

We are principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our principal business segments are:

•	Timberlands – which includes logs; timber; minerals, oil and gas; and international wood products;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture;

•	Real Estate – which includes real estate development, construction and sales; and

•

Corporate and Other – which includes governance, corporate support activities and transportation. We also may record one-time gains or charges in the Corporate and Other segment related to dispositions or events that are not related to an individual operating segment.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009
Sales to and revenues from unaffiliated customers:
Timberlands	$202	$157
Wood Products	604	542
Cellulose Fibers	410	364
Real Estate	151	172
Corporate and Other	52	40

	1,419	1,275

Intersegment sales:
Timberlands	171	171
Wood Products	16	18
Corporate and Other	4	3

	191	192

Total sales and revenues	1,610	1,467
Intersegment eliminations	(191)	(192)

Total	$1,419	$1,275

Net contribution to earnings:(1)
Timberlands	$81	$40
Wood Products	(19)	(266)
Cellulose Fibers	19	31
Real Estate	31	(96)
Corporate and Other	12	(43)

	124	(334)
Interest expense	(112)	(115)
Less: capitalized interest	6	9

Income (loss) before income taxes	18	(440)
Income tax benefit (expense)	(38)	176

Net loss attributable to Weyerhaeuser common shareholders	$(20)	$(264)

(1) During first quarter 2010, we changed the methodology for allocating corporate costs to the business segments. The amounts presented for first quarter 2009 were not reclassified. Had 2009 been presented using the same methodology, net contribution to earnings would have decreased $4 million for Timberlands, $8 million for Wood Products, $4 million for Cellulose Fibers and $1 million for Real Estate, and increased by $17 million for Corporate and Other.

NOTE 4: NET EARNINGS (LOSS) PER SHARE

Our basic and diluted earnings (loss) per share attributable to Weyerhaeuser shareholders were:

•	$(0.10) for the quarter ended March 31, 2010 and

•	$(1.25) for the quarter ended March 31, 2009.

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share for the quarters ended March 31, 2010, and March 31, 2009, due to our net loss position. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 31, 2010	MARCH 31, 2009
Stock options	12,933	11,180
Restricted stock units	736	671
Performance share units	—	220

Share Repurchase Program

In December 2008, we announced a stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding common shares. We repurchased a total of 66,691 shares of common stock for approximately $2 million under the program during first quarter 2009. All common stock purchases under the program were made in open-market transactions. We have not repurchased any more common shares since first quarter 2009.

NOTE 5: SHARE-BASED COMPENSATION

In first quarter 2010, we granted 1,264,337 stock options, 71,160 stock appreciation rights and 334,495 restricted stock units. In addition, 229,703 outstanding restricted stock unit awards vested during first quarter 2010. A total of 203,417 shares of common stock were issued as a result of restricted stock unit vesting and stock option exercises.

STOCK OPTIONS

Most of the stock options were granted with the following standard vesting and post-termination vesting terms:

•	options vest ratably over 4 years;

•	options granted prior to 2010 either vest or continue to vest in the event of death, disability, retirement or involuntary termination; and

•	options granted in 2010:

•

either vest or continue to vest in the event of death, disability, retirement at an age of at least 65 or age 62-64 with at least 10 years of service, or involuntary termination when the retirement criteria for full or continued vesting have been met;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria for full or continued vesting have not been met; and

•	stop vesting for all other situations including early retirement prior to age 62 or at age 62-64 with fewer than 10 years of service.

The weighted average exercise price of all of the stock options granted in first quarter 2010 was $39.29.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in First Quarter 2010

10-YEAR STANDARD OPTIONS
Expected volatility	37.62%
Expected dividends	0.51%
Expected term (in years)	5.16
Risk-free rate	2.52%
Weighted average grant date fair value	$14.01

STOCK APPRECIATION RIGHTS

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 31, 2010.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 31, 2010

MARCH 31, 2010
Expected volatility	39.20%
Expected dividends	0.44%
Expected term (in years)	3.21
Risk-free rate	1.69%
Weighted average fair value	$9.47

RESTRICTED STOCK UNITS

The weighted average fair value of the restricted stock units granted in first quarter 2010 was $39.65. The post-termination vesting provisions for restricted stock units granted in 2010 were as follows:

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

NOTE 6: CHARGES FOR FOREST PRODUCTS RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

We review the carrying value of our assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. These events or changes in circumstances may include, but are not limited to:

•	decisions made to curtail, close, sell or restructure operations;

•	changes in the expected use of assets; and

•	significant or prolonged adverse changes in financial markets and economic conditions in markets in which we operate.

Charges for Forest Products restructuring, closures and asset impairments for the quarters ended March 31, 2010, and March 31, 2009, include:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009
Restructuring and closure charges:
Termination benefits	$(1)	$66
Pension and postretirement charges	—	9
Other restructuring and closure costs	1	7

Charges for restructuring and closures	$—	$82

Asset impairments:
Long-lived assets	$1	$11
Goodwill	—	3
Other assets	—	4

Impairment of goodwill and other assets	$1	$18

The charges recognized during first quarter 2009, are primarily related to the Wood Products closures and curtailments, corporate restructuring activities and additional costs recognized in connection with previously announced facility closures.

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

Changes in accrued termination benefits related to restructuring and facility closures during the quarter ended March 31, 2010, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2009	$20
Payments	(9)

Accrued severance as of March 31, 2010	$11

The majority of the accrued severance balance as of March 31, 2010, is expected to be paid by the end of 2010.

NOTE 7: OTHER OPERATING COSTS (INCOME), NET

Other operating costs (income), net:

•	exclude our Real Estate operations,

•	include both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Various Income and Expense Items Included in Forest Products Other Operating Costs (Income), Net

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009
Litigation expense, net	$1	$18
Gain on disposition of assets	(49)	(2)
Foreign exchange (gains) losses, net	(10)	4
Land management income	(6)	(4)
Other, net	(7)	(10)

Total other operating costs (income), net	$(71)	$6

Litigation expense, net, included $20 million during first quarter 2009 to establish a reserve for an agreement to settle alder litigation.

First quarter 2010 included pre-tax gains of $40 million from the sale of certain British Columbia forest licenses and associated rights, $4 million from the sale of a sawmill, and $2 million from the sale of a closed box plant.

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

During first quarter 2009, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, increase customer incentives, or reassess the recoverability of our investments, which triggered impairment charges. Asset impairments are recorded as adjustments to the cost basis of inventory and investments.

Total Real Estate Impairment and Other Investment-Related Charges

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009
Real estate impairments	$1	$15
Write-off of pre-acquisition costs	—	24
Other impairment related charges	—	3

Total impairments of long-lived assets and other related charges	1	42
Impairments of investments and other related charges	—	26

Total impairments and other related charges	$1	$68

The write-off of pre-acquisition costs primarily relates to forfeited deposits on options to purchase land. The first quarter 2009 charge represents the forfeiture of deposits on two projects that were planned for development of approximately 3,300 residential lots. As of March 31, 2010, we control approximately 63,000 lots under option.

Impairments of investments and other related charges relate to loans and investments in equity affiliates.

There may be individual homes or parcels of land that are held for sale within a community that is held for development. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are included in the total impairment charges below.

	Fair Value Measurements Using
DOLLAR AMOUNTS IN MILLIONS	Number of Projects Tested for Recoverability	Number of Projects Impaired	Impairment Charges Recognized	Fair Value of Impaired Projects	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Quarter 2010	12	2	$1	$7	$5	$2
First Quarter 2009	59	9	$15	$17	$9	$8

The significant unobservable inputs (Level 3) reported above are discounted future cash flows of the projects and investments. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in first quarter 2010 and 2009 were generally 18 percent.

In addition, the investments that were impaired in first quarter 2009 were written down to estimated fair values of zero based on Level 3 inputs.

NOTE 9: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	DECEMBER 31, 2009
Logs and chips	$65	$33
Lumber, plywood, panels and engineered lumber	126	102
Pulp and paperboard	91	80
Other products	97	97
Materials and supplies	136	135

Total	$515	$447

NOTE 10: ACCRUED LIABILITIES

Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	DECEMBER 31, 2009
Wages, salaries and severance pay	$135	$125
Pension and postretirement	85	84
Vacation pay	53	51
Taxes – Social Security and real and personal property	31	31
Interest	75	121
Customer rebates and volume discounts	38	42
Deferred mineral income	23	31
Other	163	146

Total	$603	$631

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

This note provides details about our:

•	debt and

•	other financial instruments.

FAIR VALUE OF DEBT

The fair value of our long-term debt was $5.9 billion as of March 31, 2010. The estimated fair values and carrying values consisted of the following:

	MARCH 31, 2010		DECEMBER 31, 2009
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Financial Liabilities:
Long-term debt (including current maturities)
Forest Products	$5,284	$5,512	$5,284	$5,256
Real Estate	$390	$387	$402	$398

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.

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

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We recognized net pension credits of $8 million and other postretirement benefit costs of $7 million, for net credits of $1 million during first quarter 2010. This compares to net pension credits of $10 million and other postretirement benefit credits of $5 million, for total credits of $15 million during first quarter 2009. The components of net periodic benefit credits (costs) are:

	PENSION		OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010	MARCH 31, 2009
Service cost	$(11)	$(29)	$—	$(1)
Interest cost	(68)	(69)	(7)	(9)
Expected return on plan assets	109	125	—	—
Amortization of loss	(15)	(4)	(5)	(4)
Amortization of prior service credits (costs)	(4)	(6)	5	21
Loss due to curtailment and special termination benefits	(3)	(7)	—	(2)

Total net periodic benefit credits (costs)	$8	$10	$(7)	$5

First quarter 2010 curtailment and special termination benefits are primarily related to the sale of Wood Products facilities announced in fourth quarter 2009.

FAIR VALUE OF PENSION PLAN ASSETS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the value reported for our pension plan assets at the end of 2009 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We expect to complete the valuation of our pension plan assets during second quarter 2010. The final adjustments could affect net pension benefit (expense) depending on the magnitude of the adjustment.

RECEIVABLE FROM PENSION TRUST

In first quarter 2010, the pension trust repaid $50 million of the short-term loans made in 2008 and 2009, bringing the total receivable from the pension trust down to $96 million. The remaining $96 million balance was repaid in April 2010.

EXPECTED PENSION FUNDING

At the end of 2009, we reported that we intended to make a voluntary contribution of approximately $100 million to our U.S. qualified pension plans for the 2009 year by September 15, 2010. We contributed $100 million to our U.S. qualified pension plans in first quarter 2010. The contribution reduced 2009 taxable income, thereby increasing the amount of the 2009 operating loss refund that we received in first quarter 2010. The contribution also decreased the amount of earnings and profits that would have to be distributed in 2010 in order to convert to a real estate investment trust. The company estimates the required 2010 contribution could be as much as $20 million, which would be due by September 15, 2011.

MEDICARE PART D

We recorded a $28 million charge in first quarter 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act. The charge is included in income tax benefit (provision) in our Consolidated Statement of Operations. We will no longer be able to claim an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy beginning in 2013. Accounting rules require the effect of the change to be recorded in the period that the law is enacted.

NOTE 13: COMPREHENSIVE INCOME (LOSS)

Our comprehensive income attributable to Weyerhaeuser common shareholders, net of tax, was $9 million for the quarter ended March 31, 2010.

Items Included in Our Comprehensive Income (Loss)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009
Consolidated net loss	$(18)	$(266)
Other comprehensive income (loss):
Foreign currency translation adjustments	25	(22)
Actuarial net gains (losses), net of tax	2	(155)
Prior service credits, net of tax	2	6
Reclassification of net gains on cash flow hedges, net of tax	—	(1)

Total other comprehensive income (loss)	29	(172)

Total comprehensive income (loss)	11	(438)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(2)	2

Comprehensive income (loss) attributable to Weyerhaeuser common shareholders	$9	$(436)

Cumulative Other Comprehensive Loss

Our cumulative other comprehensive loss, net of tax, was $635 million as of March 31, 2010.

Items Included in Our Cumulative Other Comprehensive Loss

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	DECEMBER 31, 2009
Foreign currency translation adjustments	$414	$389
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,190)	(1,192)
Prior service credit not yet recognized in earnings	138	136
Unrealized gains on available-for-sale securities	3	3

Total	$(635)	$(664)

NOTE 14: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

We are party to legal matters generally incidental to our business. The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

However, whenever probable losses from litigation could reasonably be determined — we believe that we have established adequate reserves. In addition, we believe the ultimate outcome of the legal proceedings:

•	could have a material adverse effect on our results of operations, cash flows or financial position in any given quarter or year; but

•	will not have a material adverse effect on our long-term results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS

The issues we have concerning environmental matters are:

•	site remediation and

•	asbestos management.

Site Remediation

Under the Comprehensive Environmental Response Compensation and Liability Act – commonly known as the Superfund – and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites and

•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

Our Established Reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are responsible.

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2009	$31
Reserve charges and adjustments, net	1
Payments	(3)

Reserve balance as of March 31, 2010	$29

Total active sites as of March 31, 2010	56

The changes in our reserves for remediation costs reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $95 million. The increase in potential remediation costs of $65 million this quarter is due to the bankruptcy of a potentially responsible party with whom we are co-responsible for site remediation.

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

Asbestos Management

Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recognized a liability because its fair value cannot be reasonably estimated.

NOTE 15: SUBSEQUENT EVENTS

At the annual meeting of shareholders on April 15, 2010, our shareholders approved amendments to the company’s articles of incorporation to increase the number of shares of common stock the company is authorized to issue up to 1.36 billion shares from 400 million shares and to impose ownership and transfer restrictions, which limit the number of shares any person or entity may own, including those attributed to it under the attribution provisions of the Internal Revenue Code, to no more than 9.8 percent of the aggregate value of the outstanding shares of any class or series of Weyerhaeuser equity shares. The amendments will be filed and become effective only if the company’s Directors elect to declare a dividend of the company’s accumulated earnings and profits (“Special Dividend”) so that Weyerhaeuser Company would be eligible to convert to a real estate investment trust. The Special Dividend, if declared, would be paid in a combination of stock and cash and is estimated to be approximately $5.5 billion to $5.7 billion. The board intends to cap the cash portion of the payout at 10 percent, or approximately $550 to $570 million, assuming a 2010 conversion. Shareholders also approved the issuance of up to 960 million shares of common stock to be used to pay out the Special Dividend, if declared.

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

STATEMENTS

We make forward-looking statements of our expectations regarding second quarter 2010, including:

•	our markets,

•	seasonally higher silviculture and roads costs in Timberlands,

•	improved operating rates and higher sales volumes in the Wood Products segment,

•	higher log costs,

•	higher pulp price realizations,

•	increased expenses for annual planned maintenance and freight in the Cellulose Fibers segment and

•	increases in home sale closings and lower average sales prices in our single-family homebuilding operations.

We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and Euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, availability of financing for home mortgages, strength of the U.S. dollar, employment rates and housing starts;

•	market demand for our products, which is related to the strength of the various business segments and economic conditions;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	restructuring of our business support functions;

•	performance of our manufacturing operations, including maintenance requirements;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	performance of pension fund investments and derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	level of competition from domestic and foreign producers;

•	forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	changes in accounting principles;

•	weather;

•	loss from fires, floods, pest infestation and other natural disasters; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to:

•	earnings (loss) before interest and income taxes for the Forest Products business segments; and

•

earnings (loss) before income taxes for the Real Estate business segment. Interest that previously was capitalized to Real Estate assets that are sold is included in cost of products sold and is included in contribution to earnings for the Real Estate segment.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. The periods are also referred to as 2010 and 2009.

CONSOLIDATED RESULTS

How We Did in First Quarter 2010

NET SALES AND REVENUES / OPERATING EARNINGS (LOSS) / NET LOSS – WEYERHAEUSER COMPANY

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Net sales and revenues	$1,419	$1,275	$144
Operating earnings (loss)	$84	$(330)	$414
Net loss attributable to Weyerhaeuser common shareholders	$(20)	$(264)	$244
Net loss attributable to Weyerhaeuser common shareholders per share, basic and diluted	$(0.10)	$(1.25)	$1.15

Comparing 2010 with 2009

In 2010:

•	Net sales and revenues increased $144 million – 11 percent.

•	Net loss decreased $244 million – 92 percent.

Net sales and revenues

Net sales and revenues increased $144 million – 11 percent – primarily due to slight improvements in the U.S. homebuilding industry from historic lows and stronger pulp markets, which was reflected in the following:

•	increased prices for residential building products – refer to the Wood Products segment discussion;

•	increased price realizations and higher land sales and non-strategic dispositions – refer to the Timberlands segment discussion; and

•	increased pulp sales realizations – refer to the Cellulose Fibers segment discussion.

The above increases were partially offset by a decrease in the number of single-family homes closed and in their average selling prices – refer to the Real Estate segment discussion.

Net loss attributable to Weyerhaeuser common shareholders

Our net loss was $244 million lower primarily due to the following:

•	decreased restructuring, closure and asset impairment charges – refer to the Wood Products, Real Estate and Corporate and Other segment discussions;

•	higher price realizations and gain on sale of assets – refer to the Wood Products segment discussion;

•	decreased costs as a result of our cost reduction initiatives and portfolio changes – refer to the Wood Products, Real Estate, and Corporate and Other segment discussions;

•	higher gross margins on single-family homes closed and gains on the sale of partnership interests – refer to the Real Estate segment discussion;

•	increased domestic log prices in the West and higher contributions from land sales – refer to the Timberlands segment discussion; and

•	increased pulp prices and volumes sold – refer to the Cellulose Fibers segment discussion.

These decreases in our loss were partially offset by the following:

•	reduced income tax benefit primarily due to having earnings before tax this year compared to a loss in 2009,

•	a tax charge related to the federal tax law change for Medicare Part D subsidies and

•	increased maintenance and other operating costs - refer to the Cellulose Fibers segment discussion.

TIMBERLANDS

How We Did in First Quarter 2010

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters ended March 31, 2010, and March 31, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Net sales and revenues to unaffiliated customers:
Logs:
West	$82	$82	$—
South	27	33	(6)
Canada	9	2	7

Subtotal logs sales and revenues	118	117	1
Pay as cut timber sales	8	7	1
Timberlands exchanges and non-strategic dispositions(1)	35	4	31
Higher and better-use land sales(1)	5	1	4
Minerals, oil and gas	15	14	1
Products from international operations(2)	15	7	8
Other products	6	7	(1)

Subtotal net sales and revenues to unaffiliated customers	202	157	45
Intersegment sales
United States	104	117	(13)
Other	67	54	13

Subtotal intersegment sales	171	171	—

Total sales and revenues	$373	$328	$45

Net contribution to earnings	$81	$40	$41

(1)	Dispositions of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing 2010 with 2009

In 2010:

•	Net sales and revenues to unaffiliated customers increased $45 million – 29 percent.

•	Intersegment sales were flat.

•	Net contribution to earnings increased $41 million – 103 percent.

Net sales and revenues – unaffiliated customers

The $45 million increase in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales were flat as increased price realizations of 12 percent driven by stronger domestic markets were offset by an 11 percent decrease in log sales volumes.

•	Canadian log sales volumes increased 195,000 cubic meters as a result of increased demand and price realizations increased 10 percent.

•	We had more land exchanges, dispositions of non-strategic timberlands and sales of higher and better use lands in 2010.

•	Products from our international operations increased primarily due to higher price realizations across all products.

The above items were partially offset by an 18 percent decrease in southern log sales volumes as a result of reduced harvest.

Intersegment sales

Intersegment sales remained flat as an increase in Canadian intersegment sales driven by increased demand was fully offset by a decrease in intersegment sales within the United States due to fewer Weyerhaeuser mills in operation as a result of closures and curtailments of several Wood Products operations in the United States during 2009.

Net contribution to earnings

The $41 million increase in net contribution to earnings consisted of:

•	$26 million increase primarily due to higher domestic prices in the West, which offset lower export prices;

•	$15 million in higher contributions from sales of higher and better use property and non-strategic timberland; and

•	$12 million decrease in operating costs, which includes less salvage logging, less thinning and reduced spending on silviculture.

This was partially offset by a $9 million decrease as a result of a 15 percent reduction of harvest in the West and a 10 percent reduction of harvest in the South.

Our Outlook

Excluding the disposition of non-strategic timberlands, we expect second quarter operating earnings from the segment to be somewhat lower than first quarter, as higher log prices are offset by increased silviculture and road costs and lower fee timber harvest in the south.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Third party log sales – cubic meters:
West	975	1,090	(115)
South	634	769	(135)
Canada	259	64	195
International	78	77	1

Total	1,946	2,000	(54)

Fee depletion – cubic meters:
West	1,431	1,678	(247)
South	2,140	2,380	(240)
International	92	107	(15)

Total	3,663	4,165	(502)

WOOD PRODUCTS

How We Did in First Quarter 2010

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2010, and March 31, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Net sales and revenues:
Structural lumber	$241	$212	$29
Engineered solid section	66	55	11
Engineered I-Joists	48	33	15
Oriented strand board	66	55	11
Softwood plywood	16	14	2
Hardwood lumber	54	51	3
Other products produced	35	43	(8)
Other products purchased for resale	78	79	(1)

Total	$604	$542	$62

Net contribution to earnings	$(19)	$(266)	$247

Comparing 2010 with 2009

In 2010:

•	Net sales and revenues increased $62 million – 11 percent.

•	Net contribution to earnings improved $247 million – 93 percent.

Net sales and revenues

The lumber and oriented strand board markets were significantly affected by supply-related events in first quarter 2010. Production capacity that had been reduced by mill closures was hit with a sudden surge of orders, as customers restocked highly depleted inventories to accommodate an increase in housing starts. Though we are encouraged by the improvement in market conditions during the quarter, any lasting recovery must be supported by a sustained increase in core housing demand.

The $62 million increase in net sales and revenues was primarily due to the following:

•	Structural lumber average price realizations increased 32 percent and shipment volumes decreased 14 percent.

•	Engineered solid section average price realizations decreased 6 percent and shipment volumes increased 28 percent.

•	Engineered I-joists average price realizations decreased 15 percent and shipment volumes increased 69 percent.

•	Oriented strand board (OSB) average price realizations increased 26 percent and shipment volumes decreased 4 percent.

•	Softwood plywood average price realizations decreased 3 percent and shipment volumes increased 18 percent.

Net contribution to earnings

The $247 million increase in net contribution to earnings was primarily due to the following:

•	$70 million decrease in restructuring, closure and asset impairment charges;

•	$58 million increase due to higher sales price realizations for structural lumber and OSB and increased sales volumes for engineered I-joists, engineered solid section and softwood plywood;

•	$44 million net pretax gain on the sale of assets, including the sale of certain British Columbia forest licenses and associated rights and the sale of a sawmill;

•	$28 million decrease in manufacturing costs due to increased operating efficiencies and lower warehousing and delivery costs;

•	$22 million decrease in selling and administrative costs primarily due to previous cost reduction efforts; and

•	$20 million decrease in litigation charges due to the settlement of Alder litigation in 2009.

Our Outlook

We expect the segment to be profitable in the second quarter. We anticipate improved operating rates, sales realizations and volumes, partially offset by higher log costs.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Structural lumber – board feet	761	881	(120)
Engineered solid section – cubic feet	4	3	1
Engineered I-Joists – lineal feet	44	26	18
Oriented strand board – square feet (3/8”)	334	347	(13)
Softwood plywood – square feet (3/8”)	60	51	9
Hardwood lumber – board feet	67	58	9

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Structural lumber – board feet	801	861	(60)
Engineered solid section – cubic feet	4	2	2
Engineered I-Joists – lineal feet	41	20	21
Oriented strand board – square feet (3/8”)	378	335	43
Softwood plywood – square feet (3/8”)	48	28	20
Hardwood lumber – board feet	59	55	4

CELLULOSE FIBERS

How We Did in First Quarter 2010

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2010, and March 31, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Net sales and revenues:
Pulp	$321	$281	$40
Liquid packaging board	71	66	5
Other products	18	17	1

Total	$410	$364	$46

Net contribution to earnings	$19	$31	$(12)

Comparing 2010 with 2009

In 2010:

•	Net sales and revenues increased $46 million – 13 percent.

•	Net contribution to earnings decreased $12 million – 39 percent.

•

On January 1, 2010, we exercised an option to acquire liquid packaging board extrusion equipment located at the Longview, Washington mill site. The acquisition will increase the mix of coated board sales and increase various costs, which will be partially offset by the elimination of extrusion service fees.

Net sales and revenues

Net sales and revenues increased $46 million, primarily due to the following:

•

Pulp price realizations increased by $73 per ton – 11 percent – due to significant disruptions in available supply as a result of the Chilean earthquake and unseasonably wet weather in the southern U.S.

•	Sales volumes for pulp increased 13,000 tons – 3 percent.

•	Sales volumes for liquid packaging board increased 3,000 tons – 5 percent.

•	Liquid packaging board price realizations increased by $30 per ton – 3 percent – due to a favorable mix shift to coated board sales partially offset by a decrease in market price.

Net contribution to earnings

Net contribution to earnings decreased $12 million, primarily due to the following:

•

$37 million increase in maintenance and other operating costs, primarily due to timing of annual maintenance outages and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar;

•	$12 million increase in fiber and energy costs, related to higher prices for chips and fuel; and

•	$8 million decrease in earnings from our newsprint joint venture.

Partially offsetting these decreases in earnings were the following:

•	$31 million increase due to higher pulp price realizations and $2 million due to higher pulp sales volumes,

•	$6 million improvement in liquid packaging board price realizations primarily due to improved coated board mix and

•	$5 million decrease in chemical cost and extrusion fees reduced by consumption of extrusion resin.

Our Outlook

We expect second quarter earnings from the segment to improve significantly compared to first quarter. We anticipate higher pulp price realizations, partially offset by increased freight and slightly higher annual maintenance costs.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Pulp – air-dry metric tons	422	409	13
Liquid packaging board – tons	67	64	3

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Pulp – air-dry metric tons	437	415	22
Liquid packaging board – tons	69	65	4

REAL ESTATE

How We Did in First Quarter 2010

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters ended March 31, 2010, and March 31, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Net sales and revenues:
Single-family housing	$143	$162	$(19)
Land	7	9	(2)
Other	1	1	—

Total	$151	$172	$(21)

Net contribution to earnings	$31	$(96)	$127

Here is a comparison of key statistics related to our single-family operations for the quarters ended March 31, 2010, and March 31, 2009:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Homes sold	620	455	165
Homes closed	393	429	(36)
Homes sold but not closed (backlog)	877	584	293
Single-family gross margin - excluding impairments (%)(1)	19.4%	10.7%	8.7%

(1)	Single-family gross margin equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).

Comparing 2010 with 2009

In 2010:

•	Net sales and revenues decreased $21 million – 12 percent.

•	Net contribution to earnings increased $127 million.

Markets for new homes are highly differential across our operations with uneven demand patterns. Buyers in lower price points have been attracted by housing affordability, partially due to available tax credits and low mortgage rates. In certain regions, the market for new homes has experienced activity at higher price levels. Although the supply of new homes has stabilized, most of our markets have been affected by increasing levels of foreclosures and short-sales, high unemployment and low consumer confidence. We experienced improved market activity, as reflected in the following statistics:

•	New orders for single-family homes sold increased 36 percent in first quarter 2010 compared to first quarter 2009.

•	Contract cancellation rates in first quarter 2010 were 19 percent compared to 28 percent in first quarter 2009.

Net sales and revenues

The $21 million decrease in net sales and revenues resulted primarily from:

•	Home closings decreased 8 percent to 393 in first quarter 2010 from 429 in first quarter 2009.

•	Average selling prices of single-family homes decreased 3 percent to $365,000 in first quarter 2010 from $377,000 in first quarter 2009, primarily due to a change in mix.

•	Revenues from land and lots sales decreased $2 million. Land and lots sales are a routine part of our home building and land development business, but they do not occur evenly throughout the year.

Net contribution to earnings

The $127 million increase in net contribution to earnings resulted primarily from:

•	$72 million decrease in charges for impairments, pre-acquisition cost write-offs, and restructuring costs;

•	$34 million increase in equity in income of equity affiliates – including gains of $33 million on the sale of interests in two commercial partnerships in first quarter 2010;

•	$19 million decrease in selling, general and administrative costs – primarily due to lower volume of closings and overall cost reductions; and

•	$8 million increase from single-family home closings, as lower per home construction costs and higher margins more than offset the effect of fewer closings and lower average sales prices.

Our Outlook

We expect second quarter results from single-family homebuilding operations to be comparable to the first quarter. We anticipate an increase in home sale closings, offset by lower average sales prices due to mix. We do not anticipate the significant level of earnings for the sale of commercial partnerships that we experienced in the first quarter.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	governance-related corporate support activities and company-wide initiatives, such as major system and infrastructure deployments; and

•	transportation operations, including Westwood Shipping Lines and five short line railroads.

We also record certain gains or charges in the Corporate and Other segment related to dispositions or events that generally are not related to an individual operating segment.

How We Did in First Quarter 2010

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters ended March 31, 2010, and March 31, 2009:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009	2010 VS. 2009
Net sales and revenues	$52	$40	$12

Net contribution to earnings	$12	$(43)	$55

Comparing 2010 with 2009

In 2010:

•	Net sales and revenues increased $12 million – 30 percent.

•	Net contributions to earnings increased $55 million.

Net sales and revenues

The $12 million increase in net sales and revenues primarily consisted of increased revenues generated by our Westwood shipping operations as a result of higher volumes and prices.

Net contribution to earnings

Net contribution to earnings increased $55 million, primarily due to the following:

•	$20 million decrease in charges for corporate restructuring activities, primarily related to termination benefits;

•	$16 million charge in first quarter 2009 for the market value of timberland property donated to the Weyerhaeuser Company Foundation;

•	$15 million decrease in foreign exchange losses, primarily resulting from strengthening of the Canadian dollar relative to the U.S. dollar; and

•	$9 million charge for asset impairments in first quarter 2009 with no comparable charge in 2010.

INTEREST EXPENSE

Including Real Estate, our interest expense incurred was:

•	$112 million during first quarter 2010 and

•	$115 million during first quarter 2009.

Interest expense incurred decreased $3 million, primarily due to reductions in our debt during third quarter 2009 offset slightly by net new debt issued in the fourth quarter of 2009.

INCOME TAXES

The 2010 income tax rate is higher than the statutory rate, primarily due to the effect of state and foreign income taxes on a low pre-tax earnings base. Additionally, income tax credits, which expired in 2009 and have not been extended, have not been included in the 2010 provision. Extension of the income tax credits would reduce the 2010 effective income tax rate.

Our effective income tax rates were:

•	42.3 percent for 2010 and

•	33.6 percent for 2009.

The 2010 rate excludes the effect of the following items:

•	$28 million tax charge due to an inability to claim a tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy beginning in 2013.

•	$3 million charge due to state tax law and rate changes.

The income tax rate for 2009 was lower primarily because foreign tax expense reduced the 2009 tax benefit and a provision for unrecognized tax benefits was recorded.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid for taxes.

Consolidated net cash (used in) provided by our operations in first quarter was:

•	$190 million in 2010 and

•	$(436) million in 2009.

Comparing 2010 with 2009

Net cash used in operations increased $626 million in 2010 as compared with first quarter 2009.

Net cash inflows related to income taxes increased $629 million for the quarter. We received income tax refunds of $576 million in first quarter 2010 for the carry back of the 2009 net operating loss and alternative fuel credits. We paid taxes of $53 million in first quarter 2009.

Cash received from customers, paid to employees and suppliers, and paid for interest did not change significantly first quarter 2010 compared to first quarter 2009.

CASH FROM INVESTING ACTIVITIES

Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.

Summary of Capital Spending by Business Segment – Excluding Real Estate

We anticipate that our capital expenditures for 2010 – excluding acquisitions and our Real Estate business segment – will be approximately $200 million. However, that range could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2010	MARCH 31, 2009
Timberlands	$20	$28
Wood Products	2	25
Cellulose Fibers(1)	39	8
Corporate and Other	1	7

	$62	$68

(1)	Includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including assumption of liabilities of $4 million.

Proceeds from the Sale of Nonstrategic Assets

Proceeds received from the sale of nonstrategic assets were $115 million in 2010. This included:

•	$40 million for the sale of British Columbia forest licenses and associated rights,

•	$33 million for the sale of partnership interests in our Real Estate Segment and

•	$28 million for the sale of Wood Products assets.

In first quarter 2010, the pension trust repaid $50 million of the short-term loans made in 2008 and 2009, decreasing the total receivable from the pension trust to $96 million. The remaining $96 million balance was repaid in April 2010.

CASH FROM FINANCING ACTIVITIES

Cash from financing activities includes:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends.

Debt

We repaid debt of:

•	$20 million in first quarter 2010 and

•	$1 million in first quarter 2009.

Long-term debt and revolving credit facilities

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1.0 billion 5-year revolving credit facility that expires in December 2011 (Credit Facility). WRECO can borrow up to $200 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility. In March 2010, Weyerhaeuser Company’s $400 million revolving credit facility expired and was not renewed.

There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in the first quarters of 2010 or 2009.

Debt covenants

As of March 31, 2010 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facilities,

•	had $23 million in letters of credit drawn under the 2011 facility and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion and

•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	plus or minus accumulated comprehensive loss balance related to deferred pension and postretirement income or expense,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.

As of March 31, 2010, Weyerhaeuser Company had:

•	a defined net worth of $4.3 billion and

•	a defined debt-to-total-capital ratio of 55.6 percent.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facilities and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.

As of March 31, 2010, WRECO had:

•	a defined net worth of $799 million and

•	a defined debt-to-total-capital ratio of 61.5 percent.

Paying dividends and repurchasing stock

We paid dividends of:

•	$11 million in first quarter 2010 and

•	$53 million in first quarter 2009.

The decrease in dividends paid is primarily due to the decrease in our quarterly dividend from 25 cents to 5 cents in July 2009.

During 2009, we repurchased 66,691 shares of common stock at a cost of $2 million under the stock-repurchase program authorized by the board of directors in December 2008.

OTHER LIQUIDITY RELATED DISCLOSURES

Expected Pension Funding

At the end of 2009, we reported that we intended to make a voluntary contribution of approximately $100 million to our U.S. qualified pension plans for the 2009 year by September 15, 2010. We contributed $100 million to our U.S. qualified pension plans in first quarter 2010. The contribution reduced 2009 taxable income, thereby increasing the amount of the 2009 operating loss refund that we received in first quarter 2010. The contribution also decreased the amount of earnings and profits that would have to be distributed in 2010 in order to convert to a real estate investment trust. The company estimates the required 2010 contribution could be as much as $20 million, which would be due by September 15, 2011.

Real Estate Investment Trust (REIT) Conversion

We announced in December 2009 that our board had determined that conversion to a REIT would best support the company’s strategic direction. Factors that the board will consider in determining the timing of converting to a REIT include the state of the economic recovery, changes in tax policy including shareholder tax rates and the distribution of earnings and profits required under tax laws for REIT election. We believe that 2010 is the most likely year in which conversion will occur. Following are points related to conversion:

•

To implement our decision to be taxed as a REIT, the company is required to distribute our accumulated earnings and profits to our shareholders in a special dividend. The total amount of earnings and profits as of the beginning of the year is between $5.5 and $5.7 billion. The board intends to cap the cash portion of the payout at 10 percent, or approximately $550 to $570 million, assuming a 2010 conversion.

•

We received shareholder approval on April 15, 2010 to issue a significant number of shares to enable the payout of earnings and profits to shareholders. See “Notes to Consolidated Financial Statements - Note 15: Subsequent Events” for more information.

•

We will reverse certain current and deferred income tax liabilities and estimate that this would result in a benefit in the Consolidated Statement of Operations of approximately $1 billion based on current balances.

•

The stock portion of the earnings and profits distribution would be treated as the issuance of new shares for accounting purposes. See “Notes to Consolidated Financial Statements - Note 2: Accounting Pronouncements” for more information. The required treatment will result in dilution of our earnings (loss) per share.

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

Actual results, however, may differ from the estimated amounts we have recorded. For a full description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during first quarter 2010 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2010 based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 14: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no significant changes during first quarter 2010 to risk factors presented in the company’s 2009 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, we announced a stock-repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. We repurchased a total of 66,691 shares of common stock for approximately $2 million under the program during first quarter 2009. All common stock purchases under the program were made in open-market transactions. We have not repurchased any more common shares since first quarter 2009.

EXHIBITS

3.1	Articles of Incorporation

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document