Form 10-Q
period 2010-06-30
WEYERHAEUSER CO
filed 2010-08-06
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 31, 2010, 211,612,907 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2009. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter and year-to-date periods ended June 30, 2010, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: August 6, 2010

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Principal Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Net sales and revenues:
Forest Products	$1,548	$1,192	$2,816	$2,295
Real Estate	257	199	408	371

Total net sales and revenues	1,805	1,391	3,224	2,666

Costs and expenses:
Forest Products:
Costs of products sold	1,175	1,050	2,183	2,028
Alternative fuel mixture credits	—	(107)	—	(107)
Depreciation, depletion and amortization	115	125	231	247
Selling expenses	36	33	70	76
General and administrative expenses	80	83	162	179
Research and development expenses	8	15	16	28
Charges for restructuring and closures (Note 7)	2	46	2	128
Impairment of goodwill and other assets (Note 7)	—	20	1	38
Other operating income, net (Note 8)	(8)	(77)	(79)	(71)

	1,408	1,188	2,586	2,546

Real Estate:
Costs and operating expenses	189	164	310	315
Depreciation and amortization	5	4	8	8
Selling expenses	19	20	34	42
General and administrative expenses	17	17	33	45
Other operating costs, net	2	7	3	7
Impairment of long-lived assets and other related charges (Note 9)	1	53	2	95

	233	265	390	512

Total costs and expenses	1,641	1,453	2,976	3,058

Operating income (loss)	164	(62)	248	(392)
Interest expenses and other:
Forest Products:
Interest expense incurred	(105)	(107)	(211)	(215)
Less: interest capitalized	—	2	1	4
Loss on early extinguishment of debt (Note 12)	(49)	—	(49)	—
Interest income and other	12	13	21	27
Equity in income (loss) of equity affiliates	(3)	—	(9)	3
Real Estate:
Interest expense incurred	(6)	(7)	(12)	(14)
Less: interest capitalized	5	7	10	14
Interest income and other	—	1	3	2
Equity in income of equity affiliates	3	11	39	13
Impairment of investments and other related charges (Note 9)	—	(6)	—	(32)

Earnings (loss) before income taxes	21	(148)	41	(590)
Income tax benefit (provision) (Note 16)	(7)	32	(45)	208

Net earnings (loss)	14	(116)	(4)	(382)
Less: (income) loss attributable to noncontrolling interests	—	10	(2)	12

Net earnings (loss) attributable to Weyerhaeuser common shareholders	$14	$(106)	$(6)	$(370)

Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 5)	$0.07	$(0.50)	$(0.03)	$(1.75)

Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 5)	$0.07	$(0.50)	$(0.03)	$(1.75)

Dividends paid per share	$0.05	$0.25	$0.10	$0.50

Weighted average shares outstanding (in thousands) (Note 5)
Basic	211,600	211,356	211,521	211,328
Diluted	212,103	211,356	211,521	211,328

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	JUNE 30, 2010	DECEMBER 31, 2009
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$1,839	$1,862
Short-term investments	3	49
Receivables, less allowances of $10 and $12	481	370
Receivables for taxes	51	602
Receivable from pension trust (Note 13)	—	146
Inventories (Note 10)	472	447
Prepaid expenses	91	82
Deferred tax assets	136	109

Total current assets	3,073	3,667
Property and equipment, less accumulated depreciation of $6,782 and $6,682	3,423	3,611
Construction in progress	77	52
Timber and timberlands at cost, less depletion charged to disposals	4,022	4,010
Investments in and advances to equity affiliates	192	197
Goodwill	40	40
Deferred pension and other assets	948	756
Restricted assets held by special purpose entities	915	915

	12,690	13,248

Real Estate:
Cash and cash equivalents	7	7
Receivables, less discounts and allowances of $2 and $2	42	32
Real estate in process of development and for sale	602	598
Land being processed for development	950	917
Investments in and advances to equity affiliates	18	17
Deferred tax assets	270	299
Other assets	123	126
Consolidated assets not owned	6	6

	2,018	2,002

Total assets	$14,708	$15,250

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	JUNE 30, 2010	DECEMBER 31, 2009
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Notes payable and commercial paper	$1	$4
Current maturities of long-term debt (Note 12)	3	3
Accounts payable	322	317
Accrued liabilities (Note 11)	663	631

Total current liabilities	989	955
Long-term debt (Note 12)	4,734	5,281
Deferred income taxes	1,642	1,538
Deferred pension, other postretirement benefits and other liabilities	1,854	2,000
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	770	768
Commitments and contingencies (Note 15)

	9,989	10,542

Real Estate:
Long-term debt (Note 12)	390	402
Other liabilities	218	252
Commitments and contingencies (Note 15)

	608	654

Total liabilities	10,597	11,196

Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 400,000,000 shares; issued and outstanding: 211,608,529 and 211,358,955 shares (Note 2)	265	264
Other capital	1,796	1,786
Retained earnings	2,631	2,658
Cumulative other comprehensive loss (Note 14)	(592)	(664)

Total Weyerhaeuser shareholders’ interest	4,100	4,044
Noncontrolling interest	11	10

Total equity	4,111	4,054

Total liabilities and equity	$14,708	$15,250

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	CONSOLIDATED		FOREST PRODUCTS		REAL ESTATE
FOR THE YEAR-TO-DATE PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Cash flows from operations:
Net earnings (loss)	$(4)	$(382)	$(41)	$(281)	$37	$(101)
Noncash charges (credits) to income:
Depreciation, depletion and amortization	239	255	231	247	8	8
Deferred income taxes, net	90	2	62	(17)	28	19
Pension and other postretirement benefits (Note 13)	(11)	(22)	(12)	(20)	1	(2)
Share-based compensation expense	12	11	11	9	1	2
Equity in (income) loss of equity affiliates	3	(16)	9	(3)	(6)	(13)
Litigation charges	11	20	11	20	—	—
Charges for impairment of assets (Notes 7 and 9)	3	165	1	38	2	127
Loss on early extinguishment of debt (Note 12)	49	—	49	—	—	—
Net gains on dispositions of assets and operations (Note 8)	(93)	(23)	(60)	(23)	(33)	—
Foreign exchange transaction gains (Note 8)	—	(17)	—	(17)	—	—
Decrease (increase) in working capital:
Receivables less allowances	(115)	(218)	(111)	(236)	(4)	18
Receivable for taxes	551	—	551	—	—	—
Inventories, real estate and land	(62)	211	(25)	165	(37)	46
Prepaid expenses	(7)	11	(9)	10	2	1
Accounts payable and accrued liabilities	(65)	(254)	(36)	(173)	(29)	(81)
Deposits on land positions and other assets	(3)	3	—	—	(3)	3
Intercompany advances(1)	—	—	—	—	254	150
Pension contributions	(128)	—	(128)	—	—	—
Other	(37)	(56)	(39)	(65)	2	9

Net cash from operations	433	(310)	464	(346)	223	186

Cash flows from investing activities:
Property and equipment	(78)	(89)	(77)	(85)	(1)	(4)
Timberlands reforestation	(20)	(22)	(20)	(22)	—	—
Acquisition of timberlands	(20)	(7)	(20)	(7)	—	—
Redemption of short-term investments	47	78	47	78	—	—
Distributions from (investments in and advances to) equity affiliates	1	1	(3)	4	4	(3)
Proceeds from sale of assets and operations	130	37	97	37	33	—
Repayments from (loan to) pension trust (Note 13)	146	(85)	146	(85)	—	—
Intercompany dividends(1)	—	—	—	250	—	—
Intercompany advances(1)	—	—	(24)	(221)	—	—
Other	(9)	13	(3)	13	(6)	—

Cash from investing activities	197	(74)	143	(38)	30	(7)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	(3)	—	(3)	—	—	—
Cash dividends	(21)	(106)	(21)	(106)	—	—
Change in book overdrafts	(12)	(34)	(5)	(30)	(7)	(4)
Payments on debt (Note 12)	(614)	(19)	(597)	(19)	(17)	—
Exercises of stock options	3	—	3	—	—	—
Repurchase of common stock	—	(2)	—	(2)	—	—
Intercompany dividends(1)	—	—	—	—	—	(250)
Intercompany advances(1)	—	—	—	—	(230)	71
Other	(6)	(3)	(7)	(2)	1	(1)

Cash from financing activities	(653)	(164)	(630)	(159)	(253)	(184)

Net change in cash and cash equivalents	(23)	(548)	(23)	(543)	—	(5)
Cash and cash equivalents at beginning of period	1,869	2,294	1,862	2,288	7	6

Cash and cash equivalents at end of period	$1,846	$1,746	$1,839	$1,745	$7	$1

Cash paid (received) during the year for:
Interest, net of amount capitalized	$224	$213	$222	$213	$2	$—

Income taxes (2)	$(445)	$63	$(179)	$300	$(266)	$(237)

(1)

Intercompany dividends, loans and advances represent payments and receipts between Forest Products and Real Estate and are classified as operating, investing or financing based on the perspective of each entity and the characteristics of the underlying cash flows. Intercompany loans and advances are eliminated and do not appear in the consolidated cash flows above.

(2)

Income taxes paid or received by Forest Products and Real Estate includes intercompany payments related to income taxes. These intercompany transactions flow through the intercompany advances lines in the statement of cash flows in either operating or investing as discussed in footnote (1) above, and may differ in timing from income tax payments to or receipts from the taxing authorities. Actual income taxes paid to (received from) the taxing authorities are reflected by consolidated cash paid (received) for taxes.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

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

NOTE 2: REAL ESTATE INVESTMENT TRUST (REIT) CONVERSION

We implemented certain technical changes necessary to convert to a REIT that were effective January 1, 2009. This included changing our fiscal year end to a calendar year end and a number of revisions to our IT systems and business processes. We also restructured the company so that our non-REIT qualifying assets are held in a wholly-owned subsidiary also known as a taxable REIT subsidiary (TRS), while our parent company continues to hold our timber assets.

We announced in December 2009 that our board of directors had determined that conversion to a REIT would best support our strategic direction. Factors that the board considered in determining the timing of converting to a REIT included the state of the economic recovery, changes in tax policy including shareholder tax rates and the distribution of earnings and profits required under tax laws for REIT election.

We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber. Qualified REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income that usually results in the case of a distribution by a C corporation. A significant portion of our timberland segment earnings would receive this favorable tax treatment. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our TRS, which principally includes our manufacturing businesses, our real estate development business, and our non-qualified timberland segment income.

To implement our decision to be taxed as a REIT, we must first distribute our accumulated earnings and profits, determined under federal income tax provisions, to our shareholders which will be done as a “Special Distribution”. On July 11, 2010, our board of directors declared the Special Distribution of $5.6 billion, payable September 1, 2010, to shareholders of record on July 22, 2010. The Special Distribution includes the regular quarterly dividend of approximately $11 million and is payable, at the election of each shareholder, in cash or Weyerhaeuser common shares. The aggregate amount of cash to be distributed will not exceed 10 percent of the value of the Special Distribution or approximately $560 million. The number of common shares that will be issued will be based on the average of the closing stock prices on August 24, 25 and 26, 2010.

The stock portion of the Special Distribution will be treated as the issuance of new shares for accounting purposes and will affect our earnings (loss) per share only for periods after the distribution. Prior periods will not be restated. The required treatment will result in earnings (loss) per share that is less than would have been the case had the common shares not been issued.

At the annual meeting of shareholders on April 15, 2010, our shareholders approved amendments to our articles of incorporation to increase the number of shares of common stock we are authorized to issue from 400 million shares to 1.36 billion shares and to impose ownership and transfer restrictions. These restrictions limit the number of shares any person or entity may own, including those attributed to it under the attribution provisions of the Internal Revenue Code, to no more than 9.9 percent of the outstanding shares of any class or series of Weyerhaeuser equity shares. These amendments were filed and became effective when our board of directors declared the Special Distribution. Shareholders also approved the issuance of up to 960 million shares of common stock to be used to pay out the Special Distribution. On July 13, 2010, we filed a prospectus supplement with the SEC covering the issuance of the additional shares of stock.

Once the Special Distribution is complete, we will reverse certain deferred income tax liabilities relating to temporary differences of timber assets, which will result in a benefit in the Consolidated Statement of Operations during third quarter 2010 of approximately $1 billion based on current balances. Our 2010 effective income tax rate will also decrease due to lower taxes on REIT qualifying timberlands income.

NOTE 3: ACCOUNTING PRONOUNCEMENTS

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

Our adoption of this guidance did not affect our results of operations, financial position or cash flows. This guidance will apply to our announced Special Distribution to shareholders as part of our conversion to a REIT. See “Note 2: Real Estate Investment Trust (REIT) Conversion” for more information.

NOTE 4: BUSINESS SEGMENTS

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

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Sales to and revenues from unaffiliated customers:
Timberlands	$225	$208	$427	$365
Wood Products	789	594	1,393	1,136
Cellulose Fibers	468	349	878	713
Real Estate	257	199	408	371
Corporate and Other	66	41	118	81

	1,805	1,391	3,224	2,666

Intersegment sales:
Timberlands	123	115	294	286
Wood Products	20	14	36	33
Corporate and Other	5	3	9	5

	148	132	339	324

Total sales and revenues	1,953	1,523	3,563	2,990
Intersegment eliminations	(148)	(132)	(339)	(324)

Total	$1,805	$1,391	$3,224	$2,666

Net contribution to earnings:(1)
Timberlands	$70	$66	$151	$106
Wood Products	(3)	(162)	(22)	(428)
Cellulose Fibers	74	100	93	131
Real Estate	27	(50)	58	(146)
Corporate and Other	8	13	20	(30)

	176	(33)	300	(367)
Interest expense	(111)	(114)	(223)	(229)
Loss on early extinguishment of debt	(49)	—	(49)	—
Less: capitalized interest	5	9	11	18

Income (loss) before income taxes	21	(138)	39	(578)
Income tax benefit (expense)	(7)	32	(45)	208

Net income (loss) attributable to Weyerhaeuser common shareholders	$14	$(106)	$(6)	$(370)

(1) During first quarter 2010, we changed the methodology for allocating corporate costs to the business segments. The amounts presented for 2009 were not reclassified. Had second quarter 2009 been presented using the same methodology, net contribution to earnings would have decreased $4 million for Timberlands, $8 million for Wood Products and $4 million for Cellulose Fibers, and increased by $16 million for Corporate and Other. Year-to-date 2009 net contribution to earnings would have decreased $8 million for Timberlands, $16 million for Wood Products, $8 million for Cellulose Fibers and $1 million for Real Estate, and increased by $33 million for Corporate and Other.

NOTE 5: NET EARNINGS (LOSS) PER SHARE

Our basic earnings (loss) per share attributable to Weyerhaeuser common shareholders was:

•	$0.07 during second quarter and $(0.03) during first half 2010, respectively; and

•	$(0.50) during second quarter and $(1.75) during first half 2009, respectively.

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.

Our diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders was:

•	$0.07 during second quarter and $(0.03) during first half 2010, respectively; and

•	$(0.50) during second quarter and $(1.75) during first half 2009, respectively.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares include:

•	outstanding stock options,

•	restricted stock units and

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share because they were antidilutive. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Stock options	10,122	11,952	12,793	11,566
Performance share units	—	220	—	220
Restricted stock units	—	685	734	678

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

NOTE 6: SHARE-BASED COMPENSATION

In first half 2010, we granted 1,266,587 stock options, 71,160 stock appreciation rights and 335,170 restricted stock units. In addition, 231,128 outstanding restricted stock unit awards vested during first half 2010. A total of 249,574 shares of common stock were issued as a result of restricted stock unit vesting and stock option exercises.

Our Long-Term Incentive Compensation Plan requires outstanding stock options and stock appreciation rights to be adjusted as a result of the Special Distribution (See “Note 2: Real Estate Investment Trust (REIT) Conversion”). The number of awards will be increased, and the exercise price will be decreased, by a ratio of the closing price of the company’s common stock on the New York Stock Exchange on July 19, 2010 to the opening price on July 20, 2010. The ratio that will be used to adjust outstanding restricted stock units will be equal to the ratio of common shares distributed to the number of common shares outstanding as of the Special Distribution record date.

STOCK OPTIONS

Most of the stock options were granted with the following vesting terms:

•	options vest ratably over four years;

•	options granted prior to 2010 either vest or continue to vest in the event of death, disability, retirement or involuntary termination; and

•	options granted in 2010:

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

The weighted average exercise price of all of the stock options granted in first half 2010 was $39.30.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in First Half 2010

10-YEAR STANDARD OPTIONS
Expected volatility	37.62%
Expected dividends	0.51%
Expected term (in years)	5.16
Risk-free rate	2.52%
Weighted average grant date fair value	$14.01

STOCK APPRECIATION RIGHTS

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 30, 2010.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of June 30, 2010

June 30, 2010
Expected volatility	41.46%
Expected dividends	0.57%
Expected term (in years)	3.54
Risk-free rate	1.28%
Weighted average fair value	$5.89

RESTRICTED STOCK UNITS

The weighted average fair value of the restricted stock units granted in first half 2010 was $39.66. The vesting provisions for restricted stock units granted in 2010 were as follows:

•	restricted stock units vest ratably over four years; and

•	restricted stock units will be forfeited upon termination of employment, except in the event of involuntary termination where restricted stock units continue to vest for one year.

NOTE 7: CHARGES FOR FOREST PRODUCTS RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

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

Charges for Forest Products restructuring, closures and asset impairments for the quarters and year-to-date periods ended June 30, 2010, and June 30, 2009, include:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Restructuring and closure charges:
Termination benefits	$—	$13	$(1)	$79
Pension and postretirement charges	—	26	—	35
Other restructuring and closure costs	2	7	3	14

Charges for restructuring and closures	$2	$46	$2	$128

Asset Impairments:
Long-lived assets	$—	$13	$1	$24
Goodwill	—	—	—	3
Other assets	—	7	—	11

Impairment of goodwill and other assets	$—	$20	$1	$38

The restructuring and closure charges recognized year-to-date 2010 are primarily related to Wood Products closures and curtailments. Year-to-date 2009 charges are primarily related to the Wood Products closures and curtailments, corporate restructuring activities and additional costs recognized in connection with facility closures announced in 2009.

Long-lived asset impairment charges year-to-date 2009 included $13 million related to Wood Products facilities and corporate assets, including capitalized interest on impaired Real Estate projects. The fair values of the impaired assets were determined using significant other observable inputs (Level 2) based on market quotes and significant other observable inputs (Level 3) based on discounted cash flow models. The remaining $11 million relates to software costs.

Goodwill impairment charges recognized in 2009 relate to goodwill in our hardwoods and industrial wood products reporting unit.

Changes in accrued severance related to restructuring and facility closures during the year-to-date period ended June 30, 2010, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2009	$20
Payments	(12)
Other adjustments	(1)

Accrued severance as of June 30, 2010	$7

Approximately half of the accrued severance balance as of June  30, 2010, is expected to be paid by the end of 2010. The remaining balance is expected to be reduced over a period through August 2012.

NOTE 8: OTHER OPERATING INCOME, NET

Other operating income, net:

•	excludes our Real Estate operations,

•	includes both recurring and occasional income and expense items and

•	can fluctuate from period to period.

Items Included in Forest Products Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Foreign exchange (gain) loss	$10	$(21)	$—	$(17)
Gain on disposal of assets	(11)	(21)	(60)	(23)
Insurance recoveries	—	(11)	—	(13)
Litigation (reimbursements) expense, net	10	(9)	11	9
Land management income	(6)	(5)	(12)	(9)
Other, net	(11)	(10)	(18)	(18)

Total other operating income, net	$(8)	$(77)	$(79)	$(71)

Foreign exchange (gains) losses result from changes in exchange rates primarily related to our Canadian operations.

Gain on disposal of assets for first half 2010 included pre-tax gains of $40 million from the sale of certain British Columbia forest licenses and associated rights, $4 million from the sale of a sawmill, and $10 million from the sale of closed facilities.

NOTE 9: REAL ESTATE ASSET IMPAIRMENTS AND OTHER RELATED CHARGES

We review Real Estate long-lived assets and investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets are stated at cost unless events or circumstances trigger an impairment review. If a triggering event occurs and the asset’s carrying amount is not recoverable, we record an impairment loss, which is the difference between the asset’s book value and fair value. The determination of fair value is based on appraisals and market pricing of comparable assets when that information is available, or the discounted value of estimated future net cash flows from these assets.

During 2009, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, and increase customer incentives. Because of such changes, we reassessed the recoverability of several of our investments, which triggered impairment charges. Asset impairments are recorded as adjustments to the cost basis of inventory and investments.

Total Real Estate Impairment and Other Investment-Related Charges

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Impairments of long-lived assets and other related charges:
Charges attributable to Weyerhaeuser shareholders:
Real estate impairments	$1	$34	$2	$49
Write-off of pre-acquisition costs	—	11	—	35
Other impairment related charges	—	—	—	3

	1	45	2	87
Charges attributable to noncontrolling interests	—	8	—	8

Total impairments of long-lived assets and other related charges	1	53	2	95

Impairments of investments and other related charges:
Charges attributable to Weyerhaeuser shareholders	—	5	—	29
Charges attributable to noncontrolling interests	—	1	—	3

Total impairments of investments and other related charges	—	6	—	32

Total Real Estate impairments and other related charges	$1	$59	$2	$127

The write-off of pre-acquisition costs in 2009 primarily relates to forfeited deposits on options to purchase land. As of June 30, 2010, we control approximately 63,000 lots under option. Impairments of investments and other related charges relate to loans and investments in equity affiliates.

The following table provides additional fair value information related to the real estate assets that were impaired during the first and second quarters of 2010 and 2009. Real estate impairments relate primarily to projects, or communities, held for development. Within a community that is held for development, there may be individual homes or parcels of land that are held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges below.

	Fair Value Measurements Using
DOLLAR AMOUNTS IN MILLIONS	Number of Projects Tested for Recoverability	Number of Projects Impaired	Impairment Charges Recognized	Fair Value of Impaired Assets	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Quarter 2010	12	2	$1	$7	$5	$2
Second Quarter 2010	15	1	1	$9	$8	$1

Total 2010			$2

First Quarter 2009	59	9	$15	$17	$9	$8
Second Quarter 2009	44	17	34	$73	$40	$33

Total 2009			$49

The significant unobservable inputs (Level 3) reported above are discounted future cash flows of the projects and investments. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in first and second quarter 2010 were generally 18 percent. Discount rates applied in first and second quarter 2009 ranged from 12 percent to 21 percent.

NOTE 10: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	DECEMBER 31, 2009
Logs and chips	$42	$33
Lumber, plywood, panels and engineered lumber	118	102
Pulp and paperboard	92	80
Other products	86	97
Materials and supplies	134	135

Total	$472	$447

NOTE 11: ACCRUED LIABILITIES

Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	DECEMBER 31, 2009
Wages, salaries and severance pay(1)	$156	$125
Pension and postretirement	85	84
Vacation pay	52	51
Taxes – Social Security and real and personal property	35	31
Interest	109	121
Customer rebates and volume discounts	42	42
Deferred mineral income	28	31
Other	156	146

Total	$663	$631

(1) The increase in wages, salaries and severance pay is primarily due to timing differences of when payments are made and the number of days accrued for at the end of the quarter.

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2010		DECEMBER 31, 2009
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Long-term debt (including current maturities)
Forest Products	$4,737	$4,968	$5,284	$5,256
Real Estate	$390	$389	$402	$398

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.

The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

At the end of June 2010, we repaid approximately $548 million in long-term debt due in 2012. We recognized a pretax charge in second quarter 2010 of $49 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. During first quarter 2010, our Real Estate segment retired $17 million in long-term debt due in 2012.

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

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit credits (costs) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Service cost	$(11)	$—	$(22)	$(29)
Interest cost	(70)	(70)	(138)	(139)
Expected return on plan assets	114	115	223	240
Amortization of loss	(16)	(10)	(31)	(14)
Amortization of prior service costs	(5)	(4)	(9)	(10)
Loss due to curtailment and special termination benefits	—	(24)	(3)	(31)

Total net periodic benefit credits	$12	$7	$20	$17

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Service cost	$(1)	$(1)	$(1)	$(2)
Interest cost	(6)	(10)	(13)	(19)
Amortization of loss	(1)	(4)	(6)	(8)
Amortization of prior service credits	6	20	11	41
Loss due to curtailment and special termination benefits	—	(5)	—	(7)

Total net periodic benefit credits (costs)	$(2)	$—	$(9)	$5

First half 2010 curtailment and special termination benefits are primarily related to the sale of Wood Products facilities announced in fourth quarter 2009. The 2009 curtailment and special termination benefits are related to involuntary terminations, due to restructuring activities and closure of Wood Products facilities.

FAIR VALUE OF PENSION PLAN ASSETS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the value reported for our pension plan assets at the end of 2009 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We finalized the valuations of our pension plan assets during second quarter 2010. The year-end value of the pension plan assets was greater than the estimated values reported as of December 31, 2009. Based on the final valuations the investments increased by $167 million.

In addition, each year we update participant information for our US pension plans which resulted in an actuarial loss of $82 million due to actual experience not being as predicted. During second quarter 2010, we also recognized charges of $11 million for plan amendments.

Our consolidated balance sheet as of June 30, 2010, has been adjusted to reflect the net funded status of our pension plans that would have been recorded as of December 31, 2009, if the final asset valuations and participant information had been available to us as of the end of 2009. Based on this information, we recorded the following adjustments during first half 2010:

•	$12 million increase in deferred pension and other assets;

•	$62 million decrease in deferred pension, other postretirement benefits and other liabilities;

•	$24 million increase in the liability for deferred income taxes; and

•	$50 million net decrease in cumulative other comprehensive loss, which resulted in an increase in total Weyerhaeuser shareholders’ interest.

RECEIVABLES FROM PENSION TRUST

In first half 2010, the pension trust repaid the remaining $146 million of short-term loans made to the pension trust in 2008 and 2009.

EXPECTED PENSION FUNDING

At the end of 2009, we reported that we intended to make a voluntary contribution of approximately $100 million to our U.S. qualified pension plans for the 2009 year by September 15, 2010. We contributed $100 million to our U.S. qualified pension plans in first quarter 2010. The contribution reduced 2009 taxable income, thereby increasing the amount of the 2009 operating loss refund that we received in first quarter 2010. The contribution also decreased the amount of earnings and profits that would have to be distributed in 2010 in order to convert to a REIT. The required 2010 contribution to our U.S. qualified pension plans is less than $1 million and is due by September 15, 2011.

During first half 2010 we also contributed $28 million to our Canadian registered plan.

NOTE 14: COMPREHENSIVE INCOME (LOSS)

Items included in our comprehensive income (loss) consisted of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009
Consolidated net earnings (loss)	$14	$(116)	$(4)	$(382)
Other comprehensive income (loss):
Foreign currency translation adjustments	(27)	54	(2)	32
Actuarial net gains (losses), net of tax	81	(20)	83	(175)
Prior service costs, net of tax	(11)	(14)	(9)	(8)
Reclassification of net gains on cash flow hedges, net of tax	—	—	—	(1)
Unrealized gains on available-for-sale securities	—	1	—	1

Total other comprehensive income (loss)	43	21	72	(151)

Total comprehensive income (loss)	57	(95)	68	(533)
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	10	(2)	12

Comprehensive income (loss) attributable to Weyerhaeuser common shareholders	$57	$(85)	$66	$(521)

The net actuarial gain recognized in first half 2010 includes a change in the estimated fair value of pension plan assets and liabilities as of December 31, 2009. See “Note 13: Pension and Other Postretirement Benefit Plans.”

Cumulative Other Comprehensive Loss

The components of our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	DECEMBER 31, 2009
Foreign currency translation adjustments	$387	$389
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,109)	(1,192)
Prior service credit not yet recognized in earnings	127	136
Unrealized gains on available-for-sale securities	3	3

Total	$(592)	$(664)

NOTE 15: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

We are party to legal matters generally incidental to our business. The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

Site Remediation

Under the Comprehensive Environmental Response Compensation and Liability Act – commonly known as Superfund – and similar state laws, we:

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2009	$31
Reserve charges and adjustments, net	1
Payments	(3)

Reserve balance as of June 30, 2010	$29

Total active sites as of June 30, 2010	57

The changes in our reserves for remediation costs reflect:

•	new information on any site concerning implementation of remediation requirements,

•	updates on prior cost estimates,

•	new sites and

•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $99 million. The increase in potential remediation costs of $69 million in first half 2010 is primarily due to the bankruptcy of a potentially responsible party with whom we are co-responsible for site remediation.

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

Our effective income tax rates were:

•	37.8 percent for 2010 and

•	36.7 percent for 2009.

The 2010 rate excludes the effect of the following items recorded in first quarter 2010:

•

$28 million charge as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act. We will no longer be able to claim an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy beginning in 2013. Accounting rules require the effect of the change to be recorded in the period that the law is enacted.

•	$3 million charge due to state tax law and rate changes.

The 2010 effective income tax rate will decrease due to lower taxes on REIT qualifying timberlands income and we will reverse approximately $1 billion of deferred income tax liabilities in third quarter 2010 once the Special Distribution is complete. See “Note 2: Real Estate Investment Trust (REIT) Conversion.”

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

STATEMENTS

We make forward-looking statements of our expectations regarding third quarter 2010, including:

•	our markets;

•	lower log costs, seasonally higher silviculture and lower operating earnings in Timberlands;

•	lower sales realizations for lumber and oriented strand board, increased realizations for engineered wood products and lower earnings in the Wood Products segment;

•	lower expenses for annual planned maintenance, increased production, higher pulp price realizations and earnings in the Cellulose Fibers segment; and

•	declines in home sale closings in our single-family homebuilding operations.

We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and Euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	adjustments to tax rates and tax liabilities related to a REIT conversion;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including the level of interest rates, availability of financing for home mortgages, strength of the U.S. dollar, employment rates and housing starts;

•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	level of competition from domestic and foreign producers;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	the effect of weather;

•	loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	federal tax policies;

•	forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RISK FACTORS

In the event of developments that currently cannot be foreseen, such as a change in tax law, our Board of Directors may elect not to convert to a REIT for fiscal 2010, even after we complete the Special Distribution.

We have previously announced that we intend to elect to be treated as a “real estate investment trust,” or “REIT,” under the Internal Revenue Code of 1986, as amended, or the “Code.” To elect REIT status we are required to distribute to shareholders our accumulated earnings and profits (“E&P”) in a Special Distribution during the fiscal year for which REIT status is elected. On July 11, 2010, the board declared a Special Distribution of $5.6 billion payable September 1, 2010, to shareholders of record on July 22, 2010. The Special Distribution fully distributes our E&P. The board reserves the right, even after we make the Special Distribution, to elect not to convert to a REIT for fiscal 2010 if the board determines that, based on developments that currently cannot be foreseen, such as a change in tax law, it is in our best interest and our shareholders to not elect REIT status.

If our stock price dramatically decreases prior to our Special Distribution, we may distribute preference shares or depositary shares in addition to common shares to complete our Special Distribution.

Our stock price decreased on the ex-dividend date to reflect the Special Distribution. If a material adverse event occurs before the Special Distribution payment date that materially adversely affects the price per share of our common shares, we may not have sufficient authorized common shares to complete the Special Distribution. The number of shares that must be issued to equal a value of $5.04 billion is calculated based on the average closing price per share of our common shares on the New York Stock Exchange on August 24, 25 and 26, 2010. The number of shares to be issued is very sensitive to the per-share price as of the valuation dates. At an average closing price of $13 per share, we would be required to issue approximately 388 million shares. At $10 per share, the number of shares required would be approximately 504 million shares. At $5 per share, the number of shares required would be approximately 1 billion shares.

In the event we do not have sufficient authorized common shares to complete the Special Distribution, the board could authorize us to issue the maximum number of authorized common shares and cash up to 10 percent of the total value of the Special Distribution, plus additional securities, such as preference shares, which may be issued in the form of depositary shares, designed to represent and be convertible into our common shares, to complete the Special Distribution. These securities would be designated to have rights and preferences generally similar to those of our common shares and to trade at generally the same value as our common shares. We anticipate, however, that these securities would trade separately from our common shares; therefore they may be valued differently by the market.

In the event we issue preference shares to complete the Special Distribution, we would call a special meeting of shareholders to request approval of an amendment to our Articles of Incorporation to further increase the number of authorized common shares to permit the conversion of these additional securities into common shares. In the event shareholders did not approve an amendment to our Articles of Incorporation to increase the authorized shares to the number required to complete the Special Distribution, the preference shares would remain outstanding.

See our 2009 Annual Report on Form 10-K for other risk factors that affect our business.

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•	Price or sales realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to:

•	earnings (loss) before interest and income taxes for the Forest Products business segments; and

•

earnings (loss) before income taxes for the Real Estate business segment. Interest that previously was capitalized to Real Estate assets that are sold is included in cost of products sold and is included in contribution to earnings for the Real Estate segment.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended June 30, 2010, compared to the quarter and year-to-date periods ended June 30, 2009. The year-to-date periods are also referred to as 2010 and 2009 or first half.

CONSOLIDATED RESULTS

How We Did Second Quarter and Year-to-Date 2010

NET SALES AND REVENUES / OPERATING EARNINGS (LOSS) / NET EARNINGS (LOSS) – WEYERHAEUSER COMPANY

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Net sales and revenues	$1,805	$1,391	$414	$3,224	$2,666	$558
Operating income (loss)	$164	$(62)	$226	$248	$(392)	$640
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$14	$(106)	$120	$(6)	$(370)	$364
Net earnings (loss) attributable to Weyerhaeuser common shareholders per share, basic	$0.07	$(0.50)	$0.57	$(0.03)	$(1.75)	$1.72
Net earnings (loss) attributable to Weyerhaeuser common shareholders per share, diluted	$0.07	$(0.50)	$0.57	$(0.03)	$(1.75)	$1.72

Comparing 2010 with 2009

In 2010:

•	Net sales and revenues increased $414 million – 30 percent – during second quarter and $558 million – 21 percent – during first half.

•	Net earnings attributable to Weyerhaeuser common shareholders increased $120 million during second quarter and $364 million – 98 percent – during first half.

Net sales and revenues

Net sales and revenues increased primarily due to slight improvements in the U.S. homebuilding industry from historic lows and stronger pulp markets, which was reflected in the following:

•	increased price realizations for residential building products – refer to the Wood Products segment discussion;

•	increased pulp sales realizations – refer to the Cellulose Fibers segment discussion;

•	increased number of single-family homes closed – refer to the Real Estate segment discussion;

•	increased price realizations – refer to the Timberlands segment discussion; and

•	increased revenues from our shipping operations – refer to the Corporate and Other segment discussion.

Net earnings (loss) attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders was higher during second quarter primarily due to the following:

•	higher price realizations – refer to the Wood Products and Timberlands segment discussions;

•	decreased restructuring, closure and asset impairment charges – refer to the Wood Products, Real Estate and Corporate and Other segment discussions;

•	increased pulp price realizations and volumes sold – refer to the Cellulose Fibers segment discussion; and

•	increase in the number of single family homes closed and higher gross margins – refer to the Real Estate segment discussion.

The increases in our earnings during second quarter were partially offset by the following:

•	recognition of alternative fuel mixture credits in 2009 that did not recur in 2010 – refer to the Cellulose Fibers segment discussion;

•	increased raw materials, maintenance and other operating costs – refer to the Timberlands, Wood Products and Cellulose Fibers segment discussions;

•	loss on the early extinguishment of debt from retiring approximately $548 million of debt due in 2012;

•	reduced income tax benefit primarily due to having earnings before tax this year compared to a loss in 2009; and

•	decrease in earnings from foreign exchange, primarily resulting from a weaker Canadian dollar relative to the U.S. dollar in 2010.

Net loss attributable to Weyerhaeuser common shareholders for first half decreased due to second quarter items noted above and:

•	gain on the sale of assets and partnership interests – refer to the Wood Products and Real Estate segment discussions; and

•	decreased selling and administrative expenses – refer to the Wood Products, Real Estate and Corporate and Other segment discussions.

The above items were partially offset by a tax charge related to the federal tax law change for Medicare Part D subsidies.

TIMBERLANDS

How We Did Second Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2010, and June 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Net sales and revenues to unaffiliated customers:
Logs:
West	$125	$87	$38	$207	$169	$38
South	37	43	(6)	64	76	(12)
Canada	—	—	—	9	2	7

Subtotal log sales and revenues	162	130	32	280	247	33
Pay as cut timber sales	9	7	2	17	14	3
Timberlands exchanges and non-strategic dispositions(1)	13	40	(27)	48	44	4
Higher and better-use land sales(1)	7	4	3	12	5	7
Minerals, oil and gas	16	14	2	31	28	3
Products from international operations(2)	17	10	7	32	17	15
Other products	1	3	(2)	7	10	(3)

Subtotal net sales and revenues to unaffiliated customers	225	208	17	427	365	62
Intersegment sales
United States	101	104	(3)	205	221	(16)
Other	22	11	11	89	65	24

Subtotal intersegment sales	123	115	8	294	286	8

Total sales and revenues	$348	$323	$25	$721	$651	$70

Net contribution to earnings	$70	$66	$4	$151	$106	$45

(1)	Dispositions of higher and better-use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Second Quarter 2010 with Second Quarter 2009

In second quarter 2010:

•	Net sales and revenues to unaffiliated customers increased $17 million – 8 percent.

•	Intersegment sales increased $8 million – 7 percent.

•	Net contribution to earnings increased $4 million – 6 percent.

Net sales and revenues – unaffiliated customers

The $17 million increase in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales increased $38 million due to increased price realizations of 45 percent.

•	Sales from our International operations increased $7 million due to higher price realizations across most products.

These items were partially offset by:

•	Land exchanges, dispositions of non-strategic timberlands, and sales of higher and better-use lands decreased by $24 million.

•	Southern log sales decreased by $6 million primarily due to a 22 percent decrease in sales volume.

Intersegment sales

The $8 million increase in intersegment sales was primarily the result of increasing Canadian Wood Products production in 2010 and higher chip prices. Improvements in Canada were partially offset by reductions in the South resulting from mill downtime and the deferral of fee harvest.

Net contribution to earnings

The $4 million increase in net contribution to earnings consisted of:

•	$43 million increase primarily due to higher domestic and export prices in the West and

•	$8 million decrease in charges for severance in 2009.

These increases were partially offset by:

•	$22 million decrease in dispositions of non-strategic timberlands, and sales of higher and better-use lands;

•	$14 million decrease primarily due to reduced harvest levels of 25 percent in the South and 26 percent in the West; and

•	$7 million increase in operating costs, which includes higher road maintenance, and increased spending on silviculture.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues to unaffiliated customers increased $62 million – 17 percent.

•	Intersegment sales increased $8 million – 3 percent.

•	Net contribution to earnings increased $45 million – 42 percent.

Net sales and revenues – unaffiliated customers

The $62 million increase in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales increased $38 million due to increased price realizations of 29 percent.

•	Sales from our International operations increased $15 million due to higher price realizations across most products.

•	Land exchanges, dispositions of non-strategic timberlands, and sales of higher and better-use lands increased $11 million.

•	Canadian log sales increased $7 million as sales volume increased 207,000 cubic meters as a result of increased demand.

The above items were partially offset by a $12 million decrease in southern log sales primarily due to a 20 percent decrease in sales volume.

Intersegment sales

The $8 million increase in intersegment sales was primarily the result of increasing Canadian Wood Products production in 2010 and higher chip prices. Improvements in Canada were partially offset by reductions in the United States resulting from mill downtime and the deferral of fee harvest.

Net contribution to earnings

The $45 million increase in net contribution to earnings resulted primarily from the following:

•	$65 million increase primarily due to higher domestic and export prices,

•	$8 million decrease in charges for severance and

•	$7 million increase in miscellaneous revenue.

These items were partially offset by:

•	$22 million decrease in sales volumes primarily driven by a reduction in harvest levels in the South and West and

•	$13 million decrease resulting from increased allocations of corporate costs to the business segments.

Our Outlook

Excluding the disposition of non-strategic timberlands, we expect third quarter operating earnings from the segment to be lower than second quarter. We expect lower log prices and seasonally higher silviculture costs.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Third party log sales – cubic meters:
West	1,276	1,283	(7)	2,251	2,373	(122)
South	827	1,062	(235)	1,461	1,831	(370)
Canada	15	3	12	274	67	207
International	68	73	(5)	146	150	(4)

Total	2,186	2,421	(235)	4,132	4,421	(289)

Fee depletion – cubic meters:
West	1,404	1,910	(506)	2,835	3,588	(753)
South	1,881	2,495	(614)	4,021	4,875	(854)
International	89	142	(53)	181	249	(68)

Total	3,374	4,547	(1,173)	7,037	8,712	(1,675)

WOOD PRODUCTS

How We Did Second Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2010, and June 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Net sales and revenues:
Structural lumber	$308	$216	$92	$549	$428	$121
Engineered solid section	79	62	17	145	117	28
Engineered I-joists	49	43	6	97	76	21
Oriented strand board	116	58	58	182	113	69
Softwood plywood	23	14	9	39	28	11
Hardwood lumber	64	56	8	118	107	11
Other products produced	38	39	(1)	73	82	(9)
Other products purchased for resale	112	106	6	190	185	5

Total	$789	$594	$195	$1,393	$1,136	$257

Net contribution to earnings	$(3)	$(162)	$159	$(22)	$(428)	$406

Comparing Second Quarter 2010 with Second Quarter 2009

In second quarter 2010:

•	Net sales and revenues increased $195 million – 33 percent.

•	Net contribution to earnings improved $159 million – 98 percent.

Net sales and revenues

The $195 million increase in net sales and revenues was primarily due to the following:

•	Structural lumber average price realizations increased 43 percent and shipment volumes were flat.

•	Engineered solid section average price realizations were flat and shipment volumes increased 27 percent.

•	Engineered I-joists average price realizations increased 1 percent and shipment volumes increased 14 percent.

•	Oriented strand board (OSB) average price realizations increased 71 percent and shipment volumes increased 17 percent.

•	Softwood plywood average price realizations increased 21 percent and shipment volumes increased 36 percent.

•	Hardwood lumber average price realizations increased 4 percent and shipment volumes increased 10 percent.

•	Sales of other products purchased for resale increased 5 percent.

Net contribution to earnings

The $159 million increase in net contribution to earnings was primarily due to the following:

•	$148 million increase due to sales price realizations, mainly for lumber and OSB;

•	$16 million decrease in asset impairment charges;

•	$7 million increase in net pretax gain on the sale of assets; and

•	$4 million increase in margin from other products purchased for resale.

These cost improvements were offset by a $19 million increase in log costs.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues increased $257 million – 23 percent.

•	Net contribution to earnings improved $406 million – 95 percent.

Net sales and revenues

The $257 million increase in net sales and revenues was primarily due to the following:

•	Structural lumber average price realizations increased 38 percent and shipment volumes decreased 7 percent.

•	Engineered solid section average price realizations decreased 2 percent and shipment volumes increased 27 percent.

•	Engineered I-joists average price realizations decreased 7 percent and shipment volumes increased 37 percent.

•	OSB average price realizations increased 51 percent and shipment volumes increased 7 percent.

•	Softwood plywood average price realizations increased 10 percent and shipment volumes increased 27 percent.

•	Hardwood lumber average price realizations decreased 1 percent and shipment volumes increased 13 percent.

•	Sales of other products purchased for resale increased 3 percent.

Net contribution to earnings

The $406 million improvement in net contribution to earnings was primarily due to the following:

•	$203 million increase due to sales price realizations, especially lumber and OSB;

•	$61 million decrease in closure and restructuring charges;

•

$52 million increase in the net pretax gain on the sale of assets and operations, including the sale of certain British Columbia forest licenses and associated rights and the sale of a sawmill in first quarter 2010;

•	$25 million decrease in manufacturing and other costs of sales as a result of increased operating efficiencies and cost reductions;

•	$24 million decrease in asset impairment charges;

•	$16 million decrease in litigation charges; primarily due to the settlement of Alder litigation in 2009;

•	$15 million decrease in selling and administrative costs;

•	$9 million increase in margin from other products purchased for resale; and

•	$4 million increase due to higher shipment volumes for all product lines except structural lumber.

These cost improvements were offset by a $15 million increase in log costs.

Our Outlook

We expect a significantly larger loss from the segment in third quarter compared to second quarter. We expect average price realizations for lumber and oriented strand board to drop below first and second quarter levels.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Structural lumber – board feet	884	885	(1)	1,645	1,766	(121)
Engineered solid section – cubic feet	4	4	—	8	7	1
Engineered I-Joists – lineal feet	41	36	5	85	62	23
Oriented strand board – square feet (3/8”)	437	374	63	771	721	50
Softwood plywood – square feet (3/8”)	75	55	20	135	106	29
Hardwood lumber – board feet	76	69	7	143	127	16

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Structural lumber – board feet	846	792	54	1,647	1,653	(6)
Engineered solid section – cubic feet	4	3	1	8	5	3
Engineered I-Joists – lineal feet	41	24	17	82	44	38
Oriented strand board – square feet (3/8”)	468	369	99	846	704	142
Softwood plywood – square feet (3/8”)	64	37	27	112	65	47
Hardwood lumber – board feet	61	48	13	120	103	17

CELLULOSE FIBERS

How We Did Second Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2010, and June 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Net sales and revenues:
Pulp	$354	$255	$99	$675	$536	$139
Liquid packaging board	90	77	13	161	143	18
Other products	24	17	7	42	34	8

Total	$468	$349	$119	$878	$713	$165

Net contribution to earnings	$74	$100	$(26)	$93	$131	$(38)

Comparing Second Quarter 2010 with Second Quarter 2009

In second quarter 2010:

•	Net sales and revenues increased $119 million – 34 percent.

•	Net contribution to earnings decreased $26 million – 26 percent.

Net sales and revenues

Net sales and revenues increased $119 million primarily due to the following:

•	Pulp price realizations increased $212 per ton – 33 percent – primarily due to lingering impacts of the Chilean earthquake.

•	Sales volumes for pulp increased 18,000 tons – 4 percent.

•	Liquid packaging board price realization increased by $86 per ton – 9 percent - primarily due to a favorable mix shift to higher priced products.

•	Sales volumes of liquid packaging board increased 6,000 tons – 8 percent.

Net contribution to earnings

Net contribution to earnings decreased $26 million primarily due to the following:

•

$107 million decrease due to alternative fuel mixture credits, see “Liquidity and Capital Resources – Other Liquidity Related Disclosures” for more information related to the alternative fuel mixture credits; and

•	$15 million increase in operating costs, freight, and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar.

Partially offsetting these decreases in earnings were the following:

•	$88 million increase due to higher pulp price realizations,

•	$9 million increase in other product realizations due to higher market pricing and

•	$7 million improvement in liquid packaging board price realization.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues increased $165 million – 23 percent.

•	Net contribution to earnings decreased $38 million – 29 percent.

Net sales and revenues

Net sales and revenues increased $165 million primarily due to the following:

•	Pulp price realizations increased $142 per ton – 21 percent –primarily due to lingering impacts of the Chilean earthquake.

•	Sales volumes for pulp increased 31,000 tons – 4 percent.

•	Liquid packaging board price realizations increased $61 per ton – 6 percent - primarily due to a favorable mix shift to coated board sales.

•	Sales volumes for liquid packaging board increased approximately 9,000 tons – 6 percent.

Net contribution to earnings

Net contribution to earnings decreased $38 million primarily due to the following:

•

$107 million decrease due to alternative fuel mixture credits, see “Liquidity and Capital Resources – Other Liquidity Related Disclosures” for more information related to the alternative fuel mixture credits;

•	$59 million increase in operating costs, freight, and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	$12 million decrease in other non operating income and earnings from our interest in our newsprint joint venture due to lower newsprint market prices.

Partially offsetting these decreases in earnings were the following increases:

•	$119 million increase due to higher pulp price realizations and higher pulp sales volumes,

•	$15 million increase in other product realizations and other revenue and
•	$9 million increase due to higher liquid packaging board price realizations.

Our Outlook

We expect third quarter earnings from the segment to improve substantially compared to second quarter. As no annual maintenance outages are scheduled for third quarter, we anticipate lower maintenance costs and improved production. Average pulp price realizations are expected to increase from second quarter levels.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Pulp – air-dry metric tons	413	395	18	835	804	31
Liquid packaging board – tons	83	77	6	150	141	9

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Pulp – air-dry metric tons	414	368	46	851	783	68
Liquid packaging board - tons	81	77	4	150	142	8

REAL ESTATE

How We Did Second Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2010, and June 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Net sales and revenues:
Single-family housing	$233	$180	$53	$376	$342	$34
Land	23	18	5	30	27	3
Other	1	1	—	2	2	—

Total	$257	$199	$58	$408	$371	$37

Net contribution to earnings	$27	$(50)	$77	$58	$(146)	$204

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended June 30, 2010, and June 30, 2009:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Homes sold	491	790	(299)	1,111	1,245	(134)
Homes closed	625	464	161	1,018	893	125
Homes sold but not closed (backlog)	743	910	(167)	743	910	(167)
Cancellation rate	21.8%	19.1%	2.7%	20.2%	22.5%	(2.3)%
Buyer traffic	17,501	19,574	(2,073)	40,159	38,622	1,537
Average price of homes closed	$371,000	$388,000	$(17,000)	$369,000	$383,000	$(14,000)
Single-family gross margin – excluding impairments (%)(1)	23.9%	17.9%	6%	22.2%	14.5%	7.7%

(1)	Single-family gross margin excluding impairments equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).

Comparing Second Quarter 2010 with Second Quarter 2009

In second quarter 2010:

•	Net sales and revenues increased $58 million – 29 percent.

•	Net contribution to earnings increased $77 million.

The new homes markets are highly differential across our operations with uneven demand patterns. Buyers in lower price points have been attracted by housing affordability, partially due to low mortgage rates and available tax credits. The federal program for new orders expired on April 30, 2010. In certain regions, the market for new homes has been active in higher price ranges. Although the supply of new homes has stabilized, most of our markets have been affected by increasing levels of foreclosures and short-sales, high unemployment and low consumer confidence.

Net sales and revenues

The $58 million increase in net sales and revenues resulted primarily from:

•	Home closings increased 35 percent to 625 in second quarter 2010 from 464 in second quarter 2009.

•	Revenues from land and lots sales increased $5 million. Land and lots sales are a routine part of our homebuilding and land development business, but they do not occur evenly throughout the year.

These increases in net sales and revenues were partially offset by a 4 percent decrease in the average prices of single-family homes closed to $371,000 in second quarter 2010 from $388,000 in second quarter 2009, reflecting pricing pressure from a very competitive new home sales environment and a shift in mix.

Net contribution to earnings

The $77 million increase in net contribution to earnings resulted primarily from:

•	$49 million decrease in impairments and other related charges attributable to Weyerhaeuser shareholders;

•

$23 million increase – 67 percent – in contribution from single-family operations. The net contribution reflects a $12 million benefit as a result of additional closings and an $11 million benefit as a result of improved margins due to the mix of homes closed. Changes in mix reflect changes in product lines (entry-level home versus move-up products) or changes in geographic markets where the closings occur.

•	$6 million increase in contribution from land and lot sales; and

•	$2 million decrease in restructuring and other related charges.

These improvements were partially offset by a $9 million decrease in gain from sales of partnership interests which occurred in 2009.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues increased $37 million – 10 percent.

•	Net contribution to earnings increased $204 million – 140 percent.

Net sales and revenues

The $37 million increase in net sales and revenues resulted primarily from increased home closings of 14 percent to 1,018 in first half 2010 from 893 in first half 2009. This increase was partially offset by a 4 percent decrease in the average prices of single-family homes closed to $369,000 in first half 2010 from $383,000 in first half 2009, reflecting pricing pressure from a very competitive new home sales environment and a shift in mix.

Net contribution to earnings

The $204 million increase in net contribution to earnings resulted primarily from:

•	$114 million decrease in impairments and other related charges attributable to Weyerhaeuser shareholders;

•

$31 million increase – 58 percent – in contribution from single-family operations. The net contribution reflects an $8 million benefit as a result of additional closings and a $23 million benefit as a result of improved margins due to the mix of homes closed.

•

$24 million increase in contributions from sales of partnership interests – 2010 included gains of $33 million on first quarter sales and 2009 included gains of $9 million from sales which occurred in second quarter.

•	$20 million decrease in selling and general and administrative expenses due to cost cutting measures, including reductions in headcount;

•	$6 million decrease in restructure and other related charges; and

•	$3 million increase in contribution from land and lot sales.

Our Outlook

We expect breakeven results from single-family homebuilding operations in third quarter. We expect fewer single-family home closings and slightly lower margins. We do not anticipate any significant land, lot or partnership sales in third quarter.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	governance-related corporate support activities and company-wide initiatives, such as major system and infrastructure deployments; and

•	transportation operations, including Westwood Shipping Lines and five short-line railroads.

We also record certain gains or charges in the Corporate and Other segment related to dispositions or events that generally are not related to an individual operating segment.

How We Did Second Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2010, and June 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009	JUNE 30, 2010	JUNE 30, 2009	2010 VS. 2009
Net sales and revenues	$66	$41	$25	$118	$81	$37

Net contribution to earnings	$8	$13	$(5)	$20	$(30)	$50

Comparing Second Quarter 2010 with Second Quarter 2009

In second quarter 2010:

•	Net sales and revenues increased $25 million – 61 percent.

•	Net contributions to earnings decreased $5 million – 38 percent.

Net sales and revenues

The $25 million increase in net sales and revenues primarily consisted of increased revenues generated by our Westwood Shipping operations as a result of higher volumes and prices.

Net contribution to earnings

Net contribution to earnings decreased $5 million, primarily resulting from the following:

•	$29 million decrease due to foreign exchange, primarily resulting from a weaker Canadian dollar relative to the U.S. dollar in second quarter 2010;

•	$21 million decrease related to litigation and insurance reimbursements received in 2009; and

•	$18 million decrease related to the 2009 sale of assets from a closed location.

These decreases were partially offset by the following:

•	$40 million decrease in charges related to restructuring and closures, including pension curtailments; and

•

$24 million decrease in administrative expenses as a result of implementing company cost savings initiatives and a change in the methodology for allocating corporate costs to the business segments. See “Notes to Consolidated Financial Statements - Note 4: Business Segments” for more information.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues increased $37 million – 46 percent.

•	Net contributions to earnings increased $50 million.

Net sales and revenues

The $37 million increase in net sales and revenues primarily consisted of increased revenues generated by our Westwood Shipping operations as a result of higher volumes and prices.

Net contribution to earnings

Net contribution to earnings increased $50 million, primarily resulting from the following:

•	$60 million decrease in charges for corporate restructuring activities, primarily related to termination benefits;

•

$30 million decrease in administrative expenses as a result of implementing company cost savings initiatives and a change in the methodology for allocating corporate costs to the business segments. See “Notes to Consolidated Financial Statements - Note 4: Business Segments” for more information; and

•	$16 million decrease for charge in first quarter 2009 for the market value of timberland property donated to the Weyerhaeuser Company Foundation.

These increases were partially offset by the following:

•	$24 million decrease related to litigation and insurance reimbursements received in 2009;

•	$18 million decrease related to the 2009 sale of assets from a closed location; and

•	$14 million decrease in foreign exchange, primarily resulting from a weaker Canadian dollar relative to the U.S. dollar in 2010.

INTEREST EXPENSE

Including Real Estate, our interest expense incurred was:

•	$111 million during second quarter and $223 million during first half 2010, respectively.

•	$114 million during second quarter and $229 million during first half 2009, respectively.

Interest expense incurred decreased primarily due to reductions in our debt during 2009.

In addition to repaying debt that was scheduled to mature, at the end of June 2010, we repaid approximately $548 million in long-term debt due in 2012. We recognized a pretax charge in second quarter 2010 of $49 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt. During first quarter 2010, our Real Estate segment retired $17 million in long-term debt due in 2012.

INCOME TAXES

The 2010 income tax rate is higher than the statutory rate, primarily due to the effect of state and foreign income taxes on a low pre-tax earnings base. Additionally, income tax credits, which expired in 2009 and have not been extended, have not been included in the 2010 provision. Extension of the income tax credits would reduce the 2010 effective income tax rate.

Our effective income tax rates were:

•	37.8 percent for 2010 and

•	36.7 percent for 2009.

The 2010 rate excludes the effect of the following items:

•	$28 million tax charge due to an inability to claim a tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy beginning in 2013.

•	$3 million charge due to state tax law and rate changes.

Upon conversion to a REIT, we will no longer be required to pay corporate level tax on qualified income that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than timber) held by the REIT during the first 10 years following the REIT conversion. We will also continue to be required to pay federal corporate income taxes on earnings of our TRS, which principally includes our manufacturing businesses, our real estate development business, and the portion of our non-qualified timberland segment income. The 2010 effective income tax rate will decrease due to lower taxes on REIT qualifying timberlands income and we will reverse approximately $1 billion of deferred income tax liabilities in third quarter 2010 once the Special Distribution is complete. See “Note 2: Real Estate Investment Trust (REIT) Conversion.”

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

Consolidated net cash provided by (used in) our operations was:

•	$433 million in 2010 and

•	$(310) million in 2009.

Comparing 2010 with 2009

Net cash provided by operations increased $743 million in 2010 as compared with 2009:

•	Cash we received from customers increased approximately $397 million primarily due to the following:

•	Sales from our Wood Products and Real Estate segments increased due to improvements in the U.S. housing market.

•	Sales from our Cellulose Fibers and Timberlands segments increased in 2010 due to improved market conditions.

•	Consolidated cash received for income taxes increased $508 million as compared to 2009.

Partially offsetting these increases was an increase of cash paid to employees, suppliers and others of approximately $182 million primarily due to pension contributions in first half 2010.

CASH FROM INVESTING ACTIVITIES

Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.

In first half 2010, the pension trust repaid the remaining $146 million of short-term loans made to the pension trust in 2008 and 2009.

Summary of Capital Spending by Business Segment – Excluding Real Estate

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2010	JUNE 30, 2009
Timberlands	$35	$49
Wood Products	7	29
Cellulose Fibers(1)	58	18
Corporate and Other	1	11

Total	$101	$107

(1)	2010 includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including assumption of liabilities of $4 million.

We anticipate that our capital expenditures for 2010 – excluding acquisitions and our Real Estate segment – will be approximately $200 million. However, that could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

Proceeds from the Sale of Nonstrategic Assets

Proceeds received from the sale of nonstrategic assets in first half 2010 includes:

•	$40 million for the sale of British Columbia forest licenses and associated rights in our Wood Products segment,

•	$33 million for the sale of partnership interests in our Real Estate segment,

•	$42 million for the sale of other Wood Products assets and

•	$15 million for the sale of other non-strategic assets.

CASH FROM FINANCING ACTIVITIES

Cash from financing activities includes:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends.

Debt

Debt we retired according to its scheduled maturity was:

•	$3 million in first half 2010 and

•	$19 million in first half 2009.

At the end of June 2010, we repaid approximately $548 million in long-term debt due in 2012. We recognized a pretax charge in second quarter 2010 of $49 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. During first quarter 2010, our Real Estate segment retired $17 million in long-term debt due in 2012.

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

There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in the first half of 2010 or 2009.

Debt covenants

As of June 30, 2010 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facilities, and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion and

•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	plus or minus accumulated comprehensive loss balance related to deferred pension and postretirement income or expense,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.

As of June 30, 2010, Weyerhaeuser Company had:

•	a defined net worth of $4.2 billion and

•	a defined debt-to-total-capital ratio of 52.9 percent.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facilities and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.

As of June 30, 2010, WRECO had:

•	a defined net worth of $817 million and

•	a defined debt-to-total-capital ratio of 54.7 percent.

There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO.

Paying dividends and repurchasing stock

We paid dividends of:

•	$21 million in 2010 and

•	$106 million in 2009.

The decrease in dividends paid is primarily due to the decrease in our quarterly dividend from 25 cents to 5 cents in July 2009.

Our board is considering several factors in regards to an appropriate dividend level following REIT conversion. Considerations include the macroeconomic climate, our earnings potential, affordability, our target capital structure, funding for potential growth opportunities and comparability to other timber REIT dividend practices. We plan to provide updated guidance on our dividend level in fourth quarter.

See “Real Estate Investment Trust (REIT) Conversion” below.

During 2009, we repurchased 66,691 shares of common stock at a cost of $2 million under the stock-repurchase program authorized by the board of directors in December 2008.

OTHER LIQUIDITY RELATED DISCLOSURES

Fuel Credits

During 2009, the U.S. Internal Revenue Code allowed a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business. Our application for registration as a blender based on our use of black liquor as an alternative fuel was approved in May 2009. We began blending black liquor (a byproduct of our wood pulping process) and diesel fuel during the first week of April 2009 and blended and used approximately 215 million gallons of the alternative fuel mixture through June 30, 2009. The alternative fuel mixture credit expired on December 31, 2009. We recognized credits of $107 million in second quarter 2009 - of which we had received $76 million of cash and had recorded a receivable of $31 million - for black liquor blended through June 30, 2009.

In an IRS memo dated June 28, 2010, the IRS concluded that black liquor sold or used in 2009 qualifies for the cellulosic bio fuel producer credit. We anticipate receiving our registration as a cellulosic bio fuel producer in third quarter. During 2009, we produced approximately 238 million gallons of black liquor, which did not qualify for the alternative fuel mixture credit. This equals $240 million of potential cellulosic bio fuel credit at $1.01 per gallon, or $149 million net of tax. Since this credit offsets income tax liability, we can only carry the credit forward. It is still unclear whether the credit can be claimed in the same year as the alternative fuel mixture credit. For the last three quarters of 2009, we claimed $344 million of alternative fuel mixture credit. There is a great deal of uncertainty as to the process for claiming these credits. We are evaluating both credits to determine which credit, or mix of credits if allowed, would add the most value to the company.

Expected Pension Funding

At the end of 2009, we reported that we intended to make a voluntary contribution of approximately $100 million to our U.S. qualified pension plans for the 2009 year by September 15, 2010. We contributed $100 million to our U.S. qualified pension plans in first quarter 2010. The contribution reduced 2009 taxable income, thereby increasing the amount of the 2009 operating loss refund that we received in first quarter 2010. The contribution also decreased the amount of earnings and profits that would have to be distributed in 2010 in order to convert to a REIT. The required 2010 contribution to our U.S. qualified pension plans is less than $1 million and is due by September 15, 2011.

During first half 2010 we contributed $28 million to our Canadian registered plan.

Real Estate Investment Trust (REIT) Conversion

We announced in December 2009 that our board of directors had determined that conversion to a REIT would best support our strategic direction. Factors that the board considered in determining the timing of converting to a REIT included the state of the economic recovery, changes in tax policy including shareholder tax rates and the distribution of earnings and profits required under tax laws for REIT election. Following are points related to our conversion:

•

To implement our decision to be taxed as a REIT, we are required to distribute our accumulated earnings and profits to our shareholders which will be done as a “Special Distribution”. On July 11, 2010, our Directors declared the Special Distribution of $5.6 billion, payable September 1, 2010, to shareholders of record on July 22, 2010. The Special Distribution includes the regular quarterly dividend of $11 million and is payable, at the election of each shareholder, in cash or Weyerhaeuser common shares. The aggregate amount of cash to be distributed will not exceed 10 percent of the value of the Special Distribution or approximately $560 million. The number of common shares that will be issued will be based on the average of the closing stock prices on August 24, 25 and 26, 2010.

•

The stock portion of the Special Distribution will be treated as the issuance of new shares for accounting purposes and will affect our earnings (loss) per share only for periods after the distribution. Prior periods will not be restated. The required treatment will result in earnings (loss) per share that is less than would have been the case had the common shares not been issued.

•

We received shareholder approval on April 15, 2010 to issue a significant number of shares to enable the payout of earnings and profits to shareholders. On July 13, 2010, we filed a prospectus supplement with the SEC covering the issuance of the additional shares of stock. See “Notes to Consolidated Financial Statements - Note 2: Real Estate Investment Trust (REIT) Conversion” for more information.

•

We will reverse certain deferred income tax liabilities which will result in a benefit in the Consolidated Statement of Operations during third quarter 2010 of approximately $1 billion based on current balances. Our 2010 effective income tax rate will also decrease due to lower taxes on REIT qualifying timberlands income.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during first half 2010 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2010 based on an evaluation of the company’s disclosure controls and procedures as of that date.

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

EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission July 15, 2010-Commission File Number 1-4825)

3.2	Bylaws of Weyerhaeuser Company

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document*

100.SCH	XBRL Taxonomy Extension Schema Document*

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

100.LAB	XBRL Taxonomy Extension Label Linkbase Document*

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be filed by amendment