Form 10-Q/A
period 2010-06-30
WEYERHAEUSER CO
filed 2010-08-13
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Weyerhaeuser Company

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Weyerhaeuser Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with the Securities and Exchange Commission on August 6, 2010 (“the Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission July 15, 2010-Commission File Number 1-4825)*

3.2	Bylaws of Weyerhaeuser Company*

12.	Statements regarding computation of ratios*

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed as Exhibit to Weyerhaeuser Company’s Report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission August 6, 2010-Commission File Number 1-4825)

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: August 13, 2010

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Principal Accounting Officer