Form 10-Q
period 2010-09-30
WEYERHAEUSER CO
filed 2010-11-05
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 29, 2010, 535,942,371 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2009. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter and year-to-date periods ended September 30, 2010, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: November 5, 2010

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Chief Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009	2010	2009	2010	2009
Net sales and revenues:
Forest Products	$1,454	$1,211	$4,270	$3,506
Real Estate	210	196	618	567

Total net sales and revenues	1,664	1,407	4,888	4,073

Costs and expenses:
Forest Products:
Costs of products sold	1,065	965	3,235	2,978
Alternative fuel mixture credits	—	(122)	—	(229)
Depreciation, depletion and amortization	120	131	364	393
Selling expenses	33	33	103	109
General and administrative expenses	82	79	244	258
Research and development expenses	8	10	24	38
Charges for restructuring and closures (Note 7)	14	67	16	195
Impairment of goodwill and other assets (Note 7)	2	36	3	74
Other operating income, net (Note 8)	(24)	(184)	(103)	(255)

	1,300	1,015	3,886	3,561

Real Estate:
Costs and operating expenses	158	172	468	487
Depreciation and amortization	4	3	12	11
Selling expenses	17	19	51	61
General and administrative expenses	19	16	52	61
Other operating costs (income), net	(1)	13	2	20
Impairment of long-lived assets and other related charges (Note 9)	—	46	2	141

	197	269	587	781

Total costs and expenses	1,497	1,284	4,473	4,342

Operating income (loss)	167	123	415	(269)
Interest expenses and other:
Forest Products:
Interest expense incurred	(98)	(107)	(309)	(322)
Less: interest capitalized	4	1	5	5
Loss on early extinguishment of debt (Note 12)	(1)	—	(50)	—
Interest income and other	12	15	33	42
Equity in loss of equity affiliates	—	(4)	(9)	(1)
Real Estate:
Interest expense incurred	(6)	(8)	(18)	(22)
Less: interest capitalized	6	6	16	20
Interest income and other	—	3	3	5
Equity in income of equity affiliates	7	1	46	14
Impairment of investments and other related charges (Note 9)	—	—	—	(32)

Earnings (loss) before income taxes	91	30	132	(560)
Income tax benefit (provision) (Note 16)	1,025	(35)	980	173

Net earnings (loss)	1,116	(5)	1,112	(387)
Less: (income) loss attributable to noncontrolling interests	—	5	(2)	17

Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,116	$—	$1,110	$(370)

Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 5)	$3.52	$—	$4.49	$(1.75)

Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 5)	$3.50	$—	$4.48	$(1.75)

Dividends paid per share (Note 2)	$26.46	$0.05	$26.56	$0.55

Weighted average shares outstanding (in thousands) (Note 5):
Basic	317,369	211,357	247,192	211,337
Diluted	318,360	211,357	247,879	211,337

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$1,366	$1,862
Short-term investments	—	49
Receivables, less allowances of $9 and $12	477	370
Receivables for taxes	81	602
Receivable from pension trust (Note 13)	—	146
Inventories (Note 10)	479	447
Prepaid expenses	87	82
Deferred tax assets	122	109

Total current assets	2,612	3,667
Property and equipment, less accumulated depreciation of $6,748 and $6,682	3,350	3,611
Construction in progress	86	52
Timber and timberlands at cost, less depletion charged to disposals	4,019	4,010
Investments in and advances to equity affiliates	193	197
Goodwill	40	40
Deferred pension and other assets	830	756
Restricted assets held by special purpose entities	914	915

	12,044	13,248

Real Estate:
Cash and cash equivalents	2	7
Receivables, less discounts and allowances of $2 and $2	34	32
Real estate in process of development and for sale	599	598
Land being processed for development	953	917
Investments in and advances to equity affiliates	18	17
Deferred tax assets	271	299
Other assets	132	126
Consolidated assets not owned	—	6

	2,009	2,002

Total assets	$14,053	$15,250

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Notes payable and commercial paper	$1	$4
Current maturities of long-term debt (Note 12)	24	3
Accounts payable	326	317
Accrued liabilities (Note 11)	656	631

Total current liabilities	1,007	955
Long-term debt (Note 12)	4,710	5,281
Deferred income taxes (Note 16)	704	1,538
Deferred pension, other postretirement benefits and other liabilities	1,644	2,000
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	769	768
Commitments and contingencies (Note 15)

	8,834	10,542

Real Estate:
Long-term debt (Note 12)	390	402
Other liabilities	213	252
Commitments and contingencies (Note 15)

	603	654

Total liabilities	9,437	11,196

Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 1,360,000,000 and 400,000,000 shares; issued and outstanding: 535,935,395 and 211,358,955 shares (Note 2)	670	264
Other capital	4,547	1,786
Retained earnings	36	2,658
Cumulative other comprehensive loss (Note 14)	(643)	(664)

Total Weyerhaeuser shareholders’ interest	4,610	4,044
Noncontrolling interest	6	10

Total equity	4,616	4,054

Total liabilities and equity	$14,053	$15,250

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	CONSOLIDATED		FOREST PRODUCTS		REAL ESTATE
FOR THE YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Cash flows from operations:
Net earnings (loss)	$1,112	$(387)	$1,063	$(239)	$49	$(148)
Noncash charges (credits) to income:
Depreciation, depletion and amortization	376	404	364	393	12	11
Deferred income taxes, net (Note 16)	(916)	(20)	(944)	(62)	28	42
Pension and other postretirement benefits (Note 13)	(19)	10	(21)	13	2	(3)
Share-based compensation expense	16	18	14	15	2	3
Equity in (income) loss of equity affiliates	(3)	(4)	9	1	(12)	(5)
Litigation charges	14	20	14	20	—	—
Charges for impairment of assets (Notes 7 and 9)	5	247	3	74	2	173
Loss on early extinguishment of debt (Note 12)	50	—	50	—	—	—
Net gains on dispositions of assets and operations (Note 8)	(103)	(194)	(69)	(185)	(34)	(9)
Foreign exchange transaction gains (Note 8)	(4)	(34)	(4)	(34)	—	—
Decrease (increase) in working capital:
Receivables less allowances	(103)	65	(107)	32	4	33
Receivables for taxes	521	(229)	521	(229)	—	—
Inventories, real estate and land	(75)	247	(32)	201	(43)	46
Prepaid expenses	(4)	15	(5)	15	1	—
Accounts payable and accrued liabilities	(75)	(344)	(45)	(269)	(30)	(75)
Deposits on land positions and other assets	(13)	13	—	—	(13)	13
Intercompany advances(1)	—	—	—	—	259	102
Pension contributions	(191)	—	(191)	—	—	—
Other	(37)	(103)	(47)	(116)	10	13

Net cash from operations	551	(276)	573	(370)	237	196

Cash flows from investing activities:
Property and equipment	(115)	(132)	(112)	(123)	(3)	(9)
Timberlands reforestation	(26)	(29)	(26)	(29)	—	—
Acquisition of timberlands	(30)	(26)	(30)	(26)	—	—
Redemption of short-term investments	47	92	47	92	—	—
Distributions from (investments in and advances to) equity affiliates	1	(2)	(4)	2	5	(4)
Proceeds from sale of assets and operations	160	350	126	348	34	2
Repayments from (loan to) pension trust (Note 13)	146	(85)	146	(85)	—	—
Intercompany dividends(1)	—	—	—	250	—	—
Intercompany advances(1)	—	—	(12)	(224)	—	—
Other	(5)	32	2	32	(7)	—

Cash from investing activities	178	200	137	237	29	(11)

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	(3)	—	(3)	—	—	—
Cash dividends (Note 2)	(581)	(116)	(581)	(116)	—	—
Change in book overdrafts	(27)	(46)	(21)	(40)	(6)	(6)
Payments on debt (Note 12)	(617)	(422)	(600)	(370)	(17)	(52)
Exercises of stock options	3	—	3	—	—	—
Repurchase of common stock	—	(2)	—	(2)	—	—
Intercompany dividends(1)	—	—	—	—	—	(250)
Intercompany advances(1)	—	—	—	—	(247)	122
Other	(5)	(4)	(4)	(3)	(1)	(1)

Cash from financing activities	(1,230)	(590)	(1,206)	(531)	(271)	(187)

Net change in cash and cash equivalents	(501)	(666)	(496)	(664)	(5)	(2)
Cash and cash equivalents at beginning of period	1,869	2,294	1,862	2,288	7	6

Cash and cash equivalents at end of period	$1,368	$1,628	$1,366	$1,624	$2	$4

Cash paid (received) during the year for:
Interest, net of amount capitalized	$356	$381	$352	$379	$4	$2

Income taxes (2)	$(444)	$47	$(178)	$284	$(266)	$(237)

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

FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

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

NOTE 2: REAL ESTATE INVESTMENT TRUST (REIT) CONVERSION

We implemented certain technical changes necessary to convert to a REIT that were effective January 1, 2009. This included changing our fiscal year end to a calendar year end and a number of revisions to our IT systems and business processes. We also restructured the company so that our non-REIT qualifying assets are held in a wholly-owned subsidiary also known as a taxable REIT subsidiary (TRS), while our parent company continues to hold the majority of our timber assets.

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

To implement our decision to be taxed as a REIT, we distributed our accumulated earnings and profits, determined under federal income tax provisions, to our shareholders as a “Special Dividend”. The Special Dividend of $5.6 billion was paid September 1, 2010, and included the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million.

The stock portion of the Special Dividend is treated as the issuance of new shares for accounting purposes and affects our earnings (loss) per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings (loss) per share that is less than would have been the case had the common shares not been issued. See “Note 5: Net Earnings (Loss) Per Share” for pro forma results giving effect to the common stock distribution for diluted earnings per common share as if the common stock distribution had occurred at the beginning of each period.

At the annual meeting of shareholders on April 15, 2010, our shareholders approved amendments to our articles of incorporation to increase the number of shares of common stock we are authorized to issue from 400 million shares to 1.36 billion shares and to impose ownership and transfer restrictions. These restrictions limit the number of shares any person or entity may own, including those attributed to it under the attribution provisions of the Internal Revenue Code, other than an excepted holder, to no more than 9.9 percent of the outstanding shares of any class or series of Weyerhaeuser equity shares. These amendments were filed and became effective when our board of directors declared the Special Dividend. Shareholders also approved the issuance of up to 960 million shares of common stock to pay out the Special Dividend. On July 13, 2010, we filed a prospectus supplement with the SEC covering the issuance of the additional shares of stock.

During third quarter 2010, we reversed certain deferred income tax liabilities relating to temporary differences on timber assets, which resulted in a benefit in the Consolidated Statement of Operations of $1,043 million. Our 2010 effective income tax rate also decreased due to lower taxes on REIT qualifying timberlands income. See “Note 16: Income Taxes” for more information.

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

Distributions to Shareholders with Components of Stock and Cash

The FASB issued guidance clarifying that the stock portion of a distribution to shareholders, that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is considered a share issuance to be reflected in earnings per share prospectively.

Our adoption of this guidance did not affect our results of operations, financial position or cash flows. This guidance applies to our Special Dividend to shareholders as part of our conversion to a REIT. See “Note 2: Real Estate Investment Trust (REIT) Conversion” for more information.

NOTE 4: BUSINESS SEGMENTS

We are principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our principal business segments are:

•	Timberlands – which includes logs; timber; minerals, oil and gas; and international wood products;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture;

•	Real Estate – which includes real estate development, construction and sales; and

•	Corporate and Other – which includes certain gains or charges that are not related to an individual operating segment and transportation operations.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Sales to and revenues from unaffiliated customers:
Timberlands	$240	$193	$667	$558
Wood Products	626	588	2,019	1,724
Cellulose Fibers	522	390	1,400	1,103
Real Estate	210	196	618	567
Corporate and Other	66	40	184	121

	1,664	1,407	4,888	4,073

Intersegment sales:
Timberlands	145	122	439	408
Wood Products	20	16	56	49
Corporate and Other	5	3	14	8

	170	141	509	465

Total sales and revenues	1,834	1,548	5,397	4,538
Intersegment eliminations	(170)	(141)	(509)	(465)

Total	$1,664	$1,407	$4,888	$4,073

Net contribution to earnings:(1)
Timberlands	$75	$219	$226	$325
Wood Products	(100)	(97)	(122)	(525)
Cellulose Fibers	181	166	274	297
Real Estate	20	(64)	78	(210)
Corporate and Other	10	(81)	30	(111)

	186	143	486	(224)
Interest expense	(104)	(115)	(327)	(344)
Loss on early extinguishment of debt	(1)	—	(50)	—
Less: capitalized interest	10	7	21	25

Income (loss) before income taxes	91	35	130	(543)
Income tax benefit (expense)	1,025	(35)	980	173

Net income (loss) attributable to Weyerhaeuser common shareholders	$1,116	$—	$1,110	$(370)

(1) During first quarter 2010, we changed the methodology for allocating corporate costs to the business segments. The amounts presented for 2009 were not reclassified. Had third quarter 2009 been presented using the same methodology, net contribution to earnings would have decreased $4 million for Timberlands, $8 million for Wood Products, $4 million for Cellulose Fibers and $1 million for Real Estate and increased by $17 million for Corporate and Other. Year-to-date 2009 net contribution to earnings would have decreased $12 million for Timberlands, $24 million for Wood Products, $12 million for Cellulose Fibers and $2 million for Real Estate, and increased by $50 million for Corporate and Other.

NOTE 5: NET EARNINGS (LOSS) PER SHARE

Our basic earnings (loss) per share attributable to Weyerhaeuser common shareholders was:

•	$3.52 during third quarter and $4.49 during year-to-date 2010, respectively; and

•	$0.00 during third quarter and $(1.75) during year-to-date 2009, respectively.

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.

Our diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders was:

•	$3.50 during third quarter and $4.48 during year-to-date 2010, respectively; and

•	$0.00 during third quarter and $(1.75) during year-to-date 2009, respectively.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares include:

•	outstanding stock options,

•	restricted stock units and

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

On September 1, 2010 we paid a Special Dividend in association with our REIT conversion (See “Note 2: Real Estate Investment Trust (REIT) Conversion”). Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the quarters and year-to-date periods ended September 30, 2010 and 2009, as if the common stock distribution of approximately 324 million shares had occurred at the beginning of each period.

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE FIGURES	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,116	$—	$1,110	$(370)
Diluted earnings (loss) per share:
As reported	$3.50	$—	$4.48	$(1.75)
Pro forma	$2.08	$—	$2.07	$(0.69)
Diluted weighted average shares outstanding:
As reported	318,360	211,357	247,879	211,337
Pro forma	536,923	535,676	536,558	535,657

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share because they were antidilutive. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Stock options	26,677	11,901	26,677	11,677
Performance share units	—	219	—	220
Restricted stock units	—	745	—	700

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

NOTE 6: SHARE-BASED COMPENSATION

Our Long-Term Incentive Compensation Plan requires outstanding stock options, stock appreciation rights and restricted stock units to be adjusted as a result of the Special Dividend (See “Note 2: Real Estate Investment Trust (REIT) Conversion”). For outstanding stock options and stock appreciation rights, the number of awards increased and the exercise price decreased, by a ratio of the closing price of our common stock on the New York Stock Exchange on July 19, 2010 to the opening price on July 20, 2010. Outstanding restricted stock units were adjusted by a ratio of the amount of the Special Dividend paid per share divided by the average closing price per share of our common stock on the New York Stock Exchange on August 24, 25 and 26, 2010.

STOCK OPTIONS

SHARES IN THOUSANDS	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2009	11,832	$60.67
Granted	1,267	$39.30
Exercised	(98)	$28.28
Forfeited or expired	(348)	$51.82
Adjustment as a result of Special Dividend	21,062	N/A

Outstanding at September 30, 2010	33,715	$22.16

Exercisable at September 30, 2010	24,865	$24.30

Most of the stock options were granted with the following vesting terms:

•	options vest ratably over four years;

•	options granted prior to 2010 either vest or continue to vest in the event of death, disability, retirement or involuntary termination; and

•	options granted in 2010:

•

either vest or continue to vest in the event of death, disability, retirement at an age of at least 65 or age 62-64 with at least 10 years of service, or involuntary termination when the retirement criteria for full or continued vesting have been met;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria for full or continued vesting have not been met; and

•	stop vesting for all other situations including early retirement prior to age 62 or at age 62-64 with fewer than 10 years of service.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2010

10-YEAR STANDARD OPTIONS
Expected volatility	37.62%
Expected dividends	0.51%
Expected term (in years)	5.16
Risk-free rate	2.52%
Weighted average grant date fair value	$5.28

STOCK APPRECIATION RIGHTS

SHARES IN THOUSANDS	RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2009	754	$62.54
Granted	71	$39.29
Exercised	(3)	$25.29
Forfeited or expired	(72)	$55.73
Adjustment as a result of Special Dividend	1,257	N/A

Outstanding at September 30, 2010	2,007	$22.73

Exercisable at September 30, 2010	1,395	$24.91

Stock appreciation rights represent liability-classified awards that are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 30, 2010.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of September 30, 2010

SEPTEMBER 30, 2010
Expected volatility	39.06%
Expected dividends	0.52%
Expected term (in years)	3.17
Risk-free rate	0.82%
Weighted average fair value	$2.86

RESTRICTED STOCK UNITS

SHARES IN THOUSANDS	STOCK UNITS	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2009	637	$53.06
Granted	335	$39.66
Vested	(232)	$58.31
Forfeited	(14)	$45.50
Adjustment as a result of Special Dividend	1,268	N/A

Nonvested at September 30, 2010	1,994	$26.40

The vesting provisions for restricted stock units granted in 2010 were as follows:

•	restricted stock units vest ratably over four years; and

•	restricted stock units will be forfeited upon termination of employment, except in the event of involuntary termination where restricted stock units continue to vest for one year.

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

Charges for Forest Products restructuring, closures and asset impairments for the quarters and year-to-date periods ended September 30, 2010, and September 30, 2009, include:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Restructuring and closure charges:
Termination benefits	$10	$4	$9	$83
Pension and postretirement charges	3	61	3	96
Other restructuring and closure costs	1	2	4	16

Charges for restructuring and closures	$14	$67	$16	$195

Asset Impairments:
Long-lived assets	$2	$36	$3	$60
Goodwill	—	—	—	3
Other assets	—	—	—	11

Impairment of goodwill and other assets	$2	$36	$3	$74

The restructuring and closure charges recognized in 2010 and 2009 are primarily related to Corporate restructuring activities and Wood Products closures and curtailments of facilities. Restructuring activities in third quarter 2009 include a $60 million noncash pension charge triggered by the amount of lump-sum distributions paid in 2009 to former employees – see “Note 13: Pension and Other Postretirement Benefit Plans” for more information.

Long-lived asset impairment charges in 2009 consisted of $48 million related to Wood Products facilities and corporate-region buildings, and $12 million related to software costs. The fair values of the facilities and corporate-region buildings were determined using significant other observable inputs (Level 2) based on market quotes and significant unobservable inputs (Level 3) based on discounted cash flow models.

We are reviewing our capacity plan across the Wood Products system, including operations indefinitely curtailed. As a result of this review, we may make decisions that could lead to additional charges for restructuring, closures or impairments in the Wood Products segment in fourth quarter 2010.

Goodwill impairment charges recognized in 2009 relate to goodwill in our hardwoods and industrial wood products reporting unit.

Changes in accrued severance related to restructuring and facility closures during the year-to-date period ended September 30, 2010, were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2009	$20
Charges	10
Payments	(14)
Other adjustments	(1)

Accrued severance as of September 30, 2010	$15

Approximately half of the accrued severance balance as of September 30, 2010, is expected to be paid by the end of 2010. The remaining balance is expected to be paid over a period through September 2012.

NOTE 8: OTHER OPERATING INCOME, NET

Other operating income, net:

•	excludes our Real Estate operations,

•	includes both recurring and occasional income and expense items and

•	can fluctuate from period to period.

Items Included in Forest Products Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Gain on sale of non-strategic timberlands	$—	$(163)	$—	$(163)
Foreign exchange gains	(4)	(17)	(4)	(34)
(Gain) loss on disposal of assets	(9)	1	(69)	(22)
Insurance recoveries	—	—	—	(13)
Litigation expense, net	3	—	14	9
Land management income	(6)	(5)	(18)	(14)
Other, net	(8)	—	(26)	(18)

Total other operating income, net	$(24)	$(184)	$(103)	$(255)

Foreign exchange gains result from changes in exchange rates primarily related to our Canadian operations.

Gain on disposal of assets in 2010 included pre-tax gains of $40 million from the sale of certain British Columbia forest licenses and associated rights, $13 million from the sale of closed facilities, $4 million from the sale of a sawmill and $4 million from the sale of distribution centers.

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

Total Real Estate Impairment and Other Investment-Related Charges

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Impairments of long-lived assets and other related charges:
Charges attributable to Weyerhaeuser shareholders:
Real estate impairments	$—	$41	$2	$90
Write-off of pre-acquisition costs	—	2	—	37
Other impairment related charges	—	—	—	3

	—	43	2	130
Charges attributable to noncontrolling interests	—	3	—	11

Total impairments of long-lived assets and other related charges	—	46	2	141

Impairments of investments and other related charges:
Charges attributable to Weyerhaeuser shareholders	—	(1)	—	28
Charges attributable to noncontrolling interests	—	1	—	4

Total impairments of investments and other related charges	—	—	—	32

Total Real Estate impairments and other investment related charges	$—	$46	$2	$173

The write-off of pre-acquisition costs in 2009 primarily relates to forfeited deposits on options to purchase land. As of September 30, 2010, we control approximately 64,000 lots under option. Impairments of investments and other related charges relate to loans and investments in equity affiliates.

The following table provides additional fair value information related to the real estate assets that were impaired during the first three quarters of 2010 and 2009. Real estate impairments relate primarily to projects, or communities, held for development. Within a community that is held for development, there may be individual homes or parcels of land that are held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges below.

	Fair Value Measurements Using
DOLLAR AMOUNTS IN MILLIONS	Number of Projects Tested for Recoverability	Number of Projects Impaired	Impairment Charges Recognized	Fair Value of Impaired Assets	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Quarter 2010	12	2	$1	$7	$5	$2
Second Quarter 2010	15	1	1	$9	$8	$1
Third Quarter 2010	11	—	—	$—	$—	$—

Total Year-to-date 2010			$2

First Quarter 2009	59	9	$15	$17	$9	$8
Second Quarter 2009	44	17	34	$73	$40	$33
Third Quarter 2009	41	12	41	$59	$48	$11

Total Year-to-date 2009			$90

The significant unobservable inputs (Level 3) reported above are discounted future cash flows of the projects and investments. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in the first three quarters of 2010 were generally 18 percent. Discount rates applied in the first three quarters of 2009 ranged from 12 percent to 21 percent.

NOTE 10: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Logs and chips	$32	$33
Lumber, plywood, panels and engineered lumber	111	102
Pulp and paperboard	113	80
Other products	88	97
Materials and supplies	135	135

Total	$479	$447

NOTE 11: ACCRUED LIABILITIES

Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Wages, salaries and severance pay	$161	$125
Pension and postretirement	85	84
Vacation pay	51	51
Taxes – Social Security and real and personal property	38	31
Interest	74	121
Customer rebates and volume discounts	53	42
Deferred mineral income	25	31
Other	169	146

Total	$656	$631

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2010		DECEMBER 31, 2009
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Long-term debt (including current maturities)
Forest Products	$4,734	$5,189	$5,284	$5,256
Real Estate	$390	$396	$402	$398

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.

The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

During second quarter 2010, we repaid approximately $548 million in long-term debt due in 2012. We recognized a pretax charge in second quarter 2010 of $49 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. During first quarter 2010, our Real Estate segment retired $17 million in long-term debt due in 2012.

In October 2010, we repaid $24 million of long-term debt due in 2013. This debt was classified as current on our Consolidated Balance Sheet as of September 30, 2010.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

We believe that our other financial instruments, including cash, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value and

•	the allowance for doubtful accounts.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Service cost	$11	$14	$33	$43
Interest cost	70	67	208	206
Expected return on plan assets	(113)	(114)	(336)	(354)
Amortization of loss	15	8	46	22
Amortization of prior service costs	4	4	13	14
Loss due to curtailment and special termination benefits	2	62	5	93

Total net periodic benefit costs (credits)	$(11)	$41	$(31)	$24

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

Service cost (credits)	$—	$(1)	$1	$1
Interest cost	5	9	18	28
Amortization of loss	3	4	9	12
Amortization of prior service credits	(5)	(22)	(16)	(63)
Loss due to curtailment and special termination benefits	—	—	—	8

Total net periodic benefit costs (credits)	$3	$(10)	$12	$(14)

The 2009 curtailment and special termination benefits are related to involuntary terminations, due to restructuring activities and closure of Wood Products facilities.

FAIR VALUE OF PENSION PLAN ASSETS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the value reported for our pension plan assets at the end of 2009 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We finalized the valuations of our pension plan assets during second quarter 2010. The year-end value of the pension plan assets was greater than the estimated values reported as of December 31, 2009. Based on the final valuations the investments increased by $167 million during second quarter 2010.

In addition, each year we update participant information for our U.S. pension plans which resulted in an actuarial loss of $82 million due to actual experience not being as predicted. During second quarter 2010, we also recognized charges of $11 million for plan amendments.

Based on this information, we recorded the following adjustments during second quarter 2010:

•	$12 million increase in deferred pension and other assets;

•	$62 million decrease in deferred pension, other postretirement benefits and other liabilities;

•	$24 million increase in the liability for deferred income taxes; and

•	$50 million net decrease in cumulative other comprehensive loss, which resulted in an increase in total Weyerhaeuser shareholders’ interest.

RECEIVABLES FROM PENSION TRUST

In 2010, the pension trust repaid the remaining $146 million of short-term loans made to the pension trust in 2008 and 2009.

EXPECTED PENSION FUNDING

We contributed $100 million to our U.S. qualified pension plans in first quarter 2010 and an additional $50 million in third quarter 2010. The contributions reduced 2009 taxable income, thereby increasing the amount of the 2009 operating loss refund. The contributions also decreased the amount of earnings and profits distributed in 2010 in order to convert to a REIT. The contributions eliminate the required 2010 contribution to our U.S. qualified pension plans originally due by September 15, 2011.

During 2010 we also contributed $41 million to our Canadian registered plan. During 2011, we will likely be required to make a contribution to our Canadian registered plan. Although we do not know the amount, it may exceed our 2010 contribution.

NOTE 14: COMPREHENSIVE INCOME (LOSS)

Items included in our comprehensive income (loss) consisted of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Consolidated net earnings (loss)	$1,116	$(5)	$1,112	$(387)
Other comprehensive income (loss):
Foreign currency translation adjustments	19	44	17	76
Actuarial net losses, net of tax	(83)	—	—	(175)
Prior service credits, net of tax	13	61	4	53
Reclassification of net gains on cash flow hedges, net of tax	—	—	—	(1)
Unrealized gains on available-for-sale securities	—	1	—	2

Total other comprehensive income (loss)	(51)	106	21	(45)

Total comprehensive income (loss)	1,065	101	1,133	(432)
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	5	(2)	17

Comprehensive income (loss) attributable to Weyerhaeuser common shareholders	$1,065	$106	$1,131	$(415)

The net actuarial loss and net prior service credits recognized in 2010 reflect the following changes:

•

In second quarter 2010, we recognized a net actuarial gain of $50 million, net of tax for a change in the estimated fair value of pension plan assets and liabilities as of December 31, 2009. See “Note 13: Pension and Other Postretirement Benefit Plans”.

•

During third quarter 2010, we reversed net tax benefits related to pension and other postretirement benefit loss and prior service credit not yet recognized in earnings by $43 million as a result of our conversion to a REIT. See “Note 2: Real Estate Investment Trust (REIT) Conversion”.

•	During third quarter 2010, we also reduced our estimated tax rate which increased actuarial net losses and prior service credit, net of tax by $34 million.

Cumulative Other Comprehensive Loss

The components of our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Foreign currency translation adjustments	$406	$389
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,192)	(1,192)
Prior service credit not yet recognized in earnings	140	136
Unrealized gains on available-for-sale securities	3	3

Total	$(643)	$(664)

NOTE 15: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

We are party to legal matters generally incidental to our business. The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

Site Remediation

Under the Comprehensive Environmental Response, Compensation and Liability Act – commonly known as Superfund – and similar state laws, we:

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2009	$31
Reserve charges and adjustments, net	1
Payments	(4)

Reserve balance as of September 30, 2010	$28

Total active sites as of September 30, 2010	54

The changes in our reserves for remediation costs reflect:

•	new information on any site concerning implementation of remediation requirements,

•	updates on prior cost estimates,

•	new sites and

•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our reserves by up to $94 million. The increase in potential remediation costs of $64 million in 2010 is primarily due to the bankruptcy of a potentially responsible party with whom we are co-responsible for site remediation.

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

NOTE 16: INCOME TAXES

As a result of converting to a REIT, our 2010 effective income tax rate decreased due to lower taxes on REIT income (See “Note 2: Real Estate Investment Trust (REIT) Conversion”). Additionally, income tax credits, which expired in 2009 and have not been extended, have not been included in the 2010 provision. Extension of the income tax credits would further reduce the 2010 effective income tax rate.

Our effective income tax rates were:

•	18.5 percent for 2010 and

•	36.2 percent for 2009.

The 2010 rate excludes the effect of the following items recorded in 2010:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2010:
Medicare Part D subsidy charge	$(28)
State tax law and rate changes charge	$(3)
Third Quarter 2010:
REIT conversion benefit	$1,043
Medicare Part D subsidy plan change due to plan amendment	$(4)
Unrecognized tax benefits and other adjustments	$(4)

Due to the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, we will no longer be able to claim an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy beginning in 2013. Accounting rules required the effect of the change to be recorded in first quarter 2010, the period that the law was enacted.

During third quarter 2010, we reversed certain deferred income tax liabilities, relating to temporary differences of timber assets, as a result of our conversion to a REIT.

Fuel Credits

During 2009, the U.S. Internal Revenue Code allowed a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business. Our application for registration as a blender based on our use of black liquor as an alternative fuel was approved in May 2009. We began blending black liquor (a byproduct of our wood pulping process) and diesel fuel during the first week of April 2009 and blended and used approximately 688 million gallons of the alternative fuel mixture through December 31, 2009, resulting in $344 million of credits. The alternative fuel mixture credit expired on December 31, 2009. As of September 30, 2009, we had recognized year-to-date credits of $229 million.

In an IRS memo dated June 28, 2010, the IRS concluded that black liquor sold or used in 2009 qualifies for the cellulosic biofuel producer credit. With the recognition that black liquor potentially qualifies for either the cellulosic biofuel producer credit or the alternative fuel mixture credit (but not both on the same gallon of black liquor), it has provided instructions which would allow a taxpayer to refund alternative fuel mixture credits already received and claim the higher cellulosic biofuel producer credit. We received our registration as a cellulosic biofuel producer in third quarter 2010. In an IRS memo dated October 5, 2010, the IRS concluded that both the alternative fuel mixture credit and the cellulosic biofuel producer credit could be claimed by a taxpayer in the same year. During 2009, we produced approximately 238 million gallons of black liquor, which did not qualify for the alternative fuel mixture credit. This equals $240 million of potential cellulosic biofuel producer credit at $1.01 per gallon, or $149 million net of tax, which we anticipate recognizing in fourth quarter 2010. Since this credit offsets our income tax liability, we will carry the credit forward. We are evaluating both credits to determine which credit, or mix of credits, will add the most value to the company.

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

STATEMENTS

We make forward-looking statements of our expectations regarding fourth quarter 2010, including:

•	our markets;

•	lower log prices and harvest volumes in Timberlands;

•	seasonally lower sales and realizations across product lines in the Wood Products segment;

•	restructuring, closures or impairments that may result from management’s review of the company’s capacity plan in the Wood Products segment;

•	higher expenses for scheduled maintenance and lower average pulp price realizations in the Cellulose Fibers segment; and

•	lower margins offset by seasonally higher home sale closings in our single-family homebuilding operations.

We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and Euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	adjustments to tax rates and tax liabilities related to a REIT conversion;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages, and the strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	level of competition from domestic and foreign producers;

•	the effect of weather;

•	loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	federal tax policies;

•	forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors” in this report and our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Euro and the Canadian dollar; and

•	restrictions on international trade or tariffs imposed on imports.

RISK FACTORS

In the event of developments that currently cannot be foreseen, such as a change in tax law, our Board of Directors may elect not to convert to a REIT for fiscal 2010, even after we completed the Special Dividend.

We previously announced that we intend to elect to be treated as a “real estate investment trust,” or “REIT,” under the Internal Revenue Code of 1986, as amended, or the “Code.” To implement our decision to be taxed as a REIT, we distributed to shareholders our accumulated earnings and profits (“E&P”) in a Special Dividend paid September 1, 2010. See “Notes to Consolidated Financial Statements – Note 2: Real Estate Investment Trust (REIT) Conversion” for more information. The board continues to reserve the right to elect not to convert to a REIT for fiscal year 2010 if the board determines that, based on developments that currently cannot be foreseen, such as a change in tax law, it is in our best interest and that of our shareholders to not elect REIT status.

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

•

earnings (loss) before interest and income taxes for the Real Estate business segment. However, interest that previously was capitalized to Real Estate assets that are sold is included in cost of products sold and is included in contribution to earnings for the Real Estate segment.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended September 30, 2010, compared to the quarter and year-to-date periods ended September 30, 2009.

CONSOLIDATED RESULTS

How We Did Third Quarter and Year-to-Date 2010

NET SALES AND REVENUES / OPERATING EARNINGS (LOSS) / NET EARNINGS (LOSS) – WEYERHAEUSER COMPANY

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Net sales and revenues	$1,664	$1,407	$257	$4,888	$4,073	$815
Operating income (loss)	$167	$123	$44	$415	$(269)	$684
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,116	$—	$1,116	$1,110	$(370)	$1,480
Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders	$3.52	$—	$3.52	$4.49	$(1.75)	$6.24
Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders	$3.50	$—	$3.50	$4.48	$(1.75)	$6.22

Comparing 2010 with 2009

In 2010:

•	Net sales and revenues increased $257 million – 18 percent – during third quarter and $815 million – 20 percent – year-to-date.

•	Net earnings attributable to Weyerhaeuser common shareholders increased $1.1 billion during third quarter and $1.5 billion year-to-date.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	increased pulp sales realizations – refer to the Cellulose Fibers segment discussion;

•	increased price realizations for log sales in the West – refer to the Timberlands segment discussion;

•	increased price realizations for residential building products – refer to the Wood Products segment discussion;

•	increased revenues from our shipping operations – refer to the Corporate and Other segment discussion; and

•	increased average price of single-family homes closed and number of single-family homes closed – refer to the Real Estate segment discussion.

Net earnings (loss) attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders increased during third quarter primarily due to the following:

•	reversal of certain deferred income tax liabilities as a result of our conversion to a REIT – refer to the income tax discussion;

•	decreased restructuring, closure and asset impairment charges – refer to the Wood Products, Real Estate and Corporate and Other segment discussions;

•	higher price realizations – refer to the Timberlands, Wood Products and Cellulose Fibers segment discussions; and

•	higher gross margins from single-family operations – refer to the Real Estate segment discussion.

The increases in our earnings during third quarter were partially offset by the following:

•	recognition of a gain on sale of 140,000 acres of non-strategic timberlands in 2009 – refer to the Timberlands segment discussion;

•	recognition of alternative fuel mixture credits in 2009 that did not recur in 2010 – refer to the Cellulose Fibers segment discussion; and

•	increased raw materials, maintenance and other operating costs – refer to the Timberlands, Wood Products and Cellulose Fibers segment discussions.

Net earnings attributable to Weyerhaeuser common shareholders for year-to-date 2010 increased due to third quarter items noted above and an increase in the pretax gain on the sale of Wood Products assets and operations – refer to the Wood Products segment discussion. This was partially offset by the loss on the early extinguishment of debt.

TIMBERLANDS

How We Did Third Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2010, and September 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Net sales and revenues to unaffiliated customers:
Logs:
West	$110	$84	$26	$317	$253	$64
South	40	39	1	104	115	(11)
Canada	3	5	(2)	12	7	5

Subtotal log sales and revenues	153	128	25	433	375	58
Pay as cut timber sales	8	10	(2)	25	24	1
Timberlands exchanges and non-strategic dispositions(1)	41	15	26	89	59	30
Higher and better-use land sales(1)	6	5	1	18	10	8
Minerals, oil and gas	15	21	(6)	46	49	(3)
Products from international operations(2)	17	13	4	49	30	19
Other products	—	1	(1)	7	11	(4)

Subtotal net sales and revenues to unaffiliated customers	240	193	47	667	558	109
Intersegment sales
United States	103	93	10	308	314	(6)
Other	42	29	13	131	94	37

Subtotal intersegment sales	145	122	23	439	408	31

Total sales and revenues	$385	$315	$70	$1,106	$966	$140

Net contribution to earnings	$75	$219	$(144)	$226	$325	$(99)

(1)	Dispositions of higher and better-use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.
(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Third Quarter 2010 with Third Quarter 2009

In third quarter 2010:

•	Net sales and revenues to unaffiliated customers increased $47 million – 24 percent.

•	Intersegment sales increased $23 million – 19 percent.

•	Net contribution to earnings decreased $144 million – 66 percent.

Net sales and revenues – unaffiliated customers

The $47 million increase in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales increased $26 million due to increased price realizations of 25 percent.

•	Land exchanges, dispositions of non-strategic timberlands, and sales of higher and better-use lands increased by $27 million.

These items were partially offset by a $6 million decrease in minerals, oil and gas revenues due to the sale of selected royalty rights in 2009.

Intersegment sales

The $23 million increase in intersegment sales was primarily the result of increasing demand in Canada for logs as Canadian Wood Products production increased in 2010, higher Canadian chip prices driven by limited chip supplies and improved log price realizations in the U.S.

Net contribution to earnings

The $144 million decrease in net contribution to earnings consisted of:

•	$163 million pre-tax gain on the third quarter 2009 sale of 140,000 acres of non-strategic timberland in northwestern Oregon.

•	$14 million increase in operating costs, which includes higher road maintenance, higher fuel costs and increased spending on silviculture.

•	$8 million decrease due to reduced harvest levels of 10 percent in the West and 9 percent in the South.

These decreases were partially offset by:

•	$32 million increase primarily due to higher domestic and export prices.

•	$19 million increase primarily due to land exchanges and dispositions of non-strategic timberlands.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues to unaffiliated customers increased $109 million – 20 percent.

•	Intersegment sales increased $31 million – 8 percent.

•	Net contribution to earnings decreased $99 million – 30 percent.

Net sales and revenues – unaffiliated customers

The $109 million increase in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales increased $64 million due to increased price realizations of 28 percent.

•	Land exchanges, dispositions of non-strategic timberlands and sales of higher and better-use lands increased $38 million.

•	Sales from our International operations increased $19 million due to improvement in prices across most products and increased sales volumes.

The above items were partially offset by an $11 million decrease in southern log sales primarily due to a 16 percent decrease in sales volume.

Intersegment sales

The $31 million increase in intersegment sales was primarily the result of favorable currency translation rates, increased Canadian log and chip prices and increasing Canadian Wood Products production in 2010. Improvements in Canada were partially offset by reductions in the United States resulting from mill downtime and the deferral of fee harvest.

Net contribution to earnings

The $99 million decrease in net contribution to earnings resulted primarily from the following:

•	$163 million pre-tax gain on the third quarter 2009 sale of 140,000 acres of non-strategic timberland in northwestern Oregon.

•	$29 million decrease due to decreased harvest levels of 15 percent in the South and 18 percent in the West.

•	$20 million decrease resulting from increased incentive compensation and increased allocations of corporate costs to the business segments.

•	$9 million increase in operating costs, which includes higher road maintenance, and increased fuel costs.

These items were partially offset by:

•	$98 million increase primarily due to higher domestic and export prices.

•	$14 million increase due to land exchanges, dispositions of non-strategic timberlands and sales of higher and better-use lands.

•	$6 million decrease in charges for severance in 2009.

Our Outlook

Excluding the disposition of non-strategic timberlands, we expect fourth quarter operating earnings from the segment to be lower than third quarter. We expect lower log price realizations, primarily in the West, and seasonally lower harvest volumes. We also anticipate increased silviculture costs.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Third party log sales – cubic meters:
West	1,205	1,156	49	3,456	3,529	(73)
South	903	981	(78)	2,364	2,812	(448)
Canada	92	144	(52)	366	211	155
International	63	84	(21)	209	234	(25)

Total	2,263	2,365	(102)	6,395	6,786	(391)

Fee depletion – cubic meters:
West	1,444	1,603	(159)	4,279	5,191	(912)
South	2,060	2,258	(198)	6,081	7,133	(1,052)
International	89	122	(33)	270	370	(100)

Total	3,593	3,983	(390)	10,630	12,694	(2,064)

WOOD PRODUCTS

How We Did Third Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2010, and September 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Net sales and revenues:
Structural lumber	$254	$216	$38	$803	$644	$159
Engineered solid section	68	67	1	213	184	29
Engineered I-joists	39	47	(8)	136	123	13
Oriented strand board	80	63	17	262	176	86
Softwood plywood	19	17	2	58	45	13
Hardwood lumber	54	54	—	172	161	11
Other products produced	36	37	(1)	109	119	(10)
Other products purchased for resale	76	87	(11)	266	272	(6)

Total	$626	$588	$38	$2,019	$1,724	$295

Net contribution to earnings	$(100)	$(97)	$(3)	$(122)	$(525)	$403

Comparing Third Quarter 2010 with Third Quarter 2009

In third quarter 2010:

•	Net sales and revenues increased $38 million – 6 percent.

•	Net contribution to earnings decreased $3 million – 3 percent.

Net sales and revenues

The $38 million increase in net sales and revenues was primarily due to the following:

•	Structural lumber average price realizations increased 6 percent and shipment volumes increased 12 percent.

•	Engineered I-joists average price realizations increased 12 percent and shipment volumes decreased 28 percent.

•	Oriented strand board (OSB) average price realizations increased 6 percent and shipment volumes increased 18 percent.

•	Sales of other products purchased for resale decreased 13 percent.

Net contribution to earnings

The $3 million decrease in net contribution to earnings was primarily due to the following:

•	$31 million increase in log costs;

•	$7 million increase in closure and restructuring charges; and

•	$5 million decrease due to lower shipment volumes, primarily for engineered I-joists.

These charges were partially offset by the following improvements:

•	$28 million increase due to sales price realizations, primarily structural lumber, OSB and engineered I-joists;

•	$7 million decrease in administrative costs, primarily due to prior cost reduction efforts; and

•	$5 million decrease in asset impairment charges.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues increased $295 million – 17 percent.

•	Net contribution to earnings improved $403 million – 77 percent.

Net sales and revenues

The $295 million increase in net sales and revenues was primarily due to the following:

•	Structural lumber average price realizations increased 26 percent.

•	Engineered I-joists shipment volumes increased 10 percent.

•	OSB average price realizations increased 34 percent and shipment volumes increased 11 percent.

•	Softwood plywood average price realizations increased 10 percent and shipment volumes increased 18 percent.

•	Hardwood lumber shipment volumes increased 8 percent.

Net contribution to earnings

The $403 million improvement in net contribution to earnings was primarily due to the following:

•	$237 million increase due to sales price realizations, primarily OSB and structural lumber;

•	$60 million increase in the net pretax gain on the sale of assets and operations, including the sale of certain British Columbia forest licenses and associated rights;

•	$55 million decrease in closure and restructuring charges;

•	$28 million decrease in asset impairment charges;

•	$22 million decrease in selling and administrative costs, primarily due to staff reductions in 2009;

•	$15 million decrease in litigation charges, primarily due to the settlement of Alder litigation in 2009;

•	$11 million increase due to higher shipment volumes for all product lines except structural lumber; and

•	$7 million decrease in manufacturing and other costs of sales as a result of increased operating efficiencies and cost reductions.

These improvements were offset by a $47 million increase in log costs.

Our Outlook

We expect a comparable loss from the segment in fourth quarter compared to third quarter. We anticipate seasonally lower volumes across all product lines and modestly lower price realizations, offset by lower log costs. We are reviewing our capacity plan across the Wood Products system, including operations indefinitely curtailed. As a result of this review, we may make decisions that could lead to additional charges for restructuring, closures or impairments in the Wood Products segment in fourth quarter 2010.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Structural lumber – board feet	889	794	95	2,534	2,560	(26)
Engineered solid section – cubic feet	4	3	1	12	10	2
Engineered I-joists – lineal feet	31	43	(12)	116	105	11
Oriented strand board – square feet (3/8”)	428	363	65	1,199	1,084	115
Softwood plywood – square feet (3/8”)	68	66	2	203	172	31
Hardwood lumber – board feet	65	66	(1)	208	193	15

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Structural lumber – board feet	857	777	80	2,504	2,430	74
Engineered solid section – cubic feet	4	3	1	12	8	4
Engineered I-joists – lineal feet	25	36	(11)	107	80	27
Oriented strand board – square feet (3/8”)	446	390	56	1,292	1,094	198
Softwood plywood – square feet (3/8”)	57	48	9	169	113	56
Hardwood lumber – board feet	60	54	6	180	157	23

CELLULOSE FIBERS

How We Did Third Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2010, and September 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Net sales and revenues:
Pulp	$412	$297	$115	$1,087	$833	$254
Liquid packaging board	88	73	15	249	216	33
Other products	22	20	2	64	54	10

Total	$522	$390	$132	$1,400	$1,103	$297

Net contribution to earnings	$181	$166	$15	$274	$297	$(23)

Comparing Third Quarter 2010 with Third Quarter 2009

In third quarter 2010:

•	Net sales and revenues increased $132 million – 34 percent.

•	Net contribution to earnings increased $15 million – 9 percent.

Net sales and revenues

Net sales and revenues increased $132 million primarily due to the following:

•	Pulp price realizations increased $267 per ton – 41 percent – primarily due to tight global softwood pulp inventories in 2010.

•	Liquid packaging board price realizations increased by $125 per ton – 13 percent – primarily due to a favorable mix shift toward coated board.

•	Sales volumes of liquid packaging board increased 6,000 tons – 8 percent.

Net contribution to earnings

Net contribution to earnings increased $15 million primarily due to the following:

•	$119 million increase due to higher pulp price realizations;

•	$10 million improvement in liquid packaging board price realizations; and

•	$10 million increase in other product realizations due to higher market pricing.

Partially offsetting these increases in earnings were the following:

•

$122 million decrease due to alternative fuel mixture credits, see “Liquidity and Capital Resources – Other Liquidity Related Disclosures” for more information related to the alternative fuel mixture credits; and

•	$6 million increase in operating costs, freight and the effect on Canadian operating costs for the weakening U.S. dollar compared to the Canadian dollar.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues increased $297 million – 27 percent.

•	Net contribution to earnings decreased $23 million – 8 percent.

Net sales and revenues

Net sales and revenues increased $297 million primarily due to the following:

•

Pulp price realizations increased $186 per ton – 28 percent – primarily due to tight global softwood pulp inventories, due in part to lower industry production in the first half of 2010 as a result of the Chilean earthquake that occurred in February 2010.

•	Sales volumes for pulp increased 26,000 tons – 2 percent.

•	Liquid packaging board price realizations increased $83 per ton – 8 percent – primarily due to a favorable mix shift toward coated board.

•	Sales volumes for liquid packaging board increased approximately 15,000 tons – 7 percent.

Net contribution to earnings

Net contribution to earnings decreased $23 million primarily due to the following:

•

$229 million decrease due to alternative fuel mixture credits, see “Liquidity and Capital Resources – Other Liquidity Related Disclosures” for more information related to the alternative fuel mixture credits;

•	$70 million increase in operating costs, freight and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	$9 million increase in general and administrative cost.

Partially offsetting these decreases in earnings were the following increases:

•	$237 million increase due to higher pulp price realizations,

•	$21 million increase in other product realizations and

•	$23 million increase due to higher liquid packaging board price realizations.

Our Outlook

We expect fourth quarter earnings from the segment to be lower than third quarter due to lower average pulp price realizations and increased scheduled maintenance.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Pulp – air-dry metric tons	445	450	(5)	1,280	1,254	26
Liquid packaging board – tons	80	74	6	230	215	15

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Pulp – air-dry metric tons	470	429	41	1,321	1,212	109
Liquid packaging board - tons	82	71	11	232	213	19

REAL ESTATE

How We Did Third Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2010, and September 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Net sales and revenues:
Single-family housing	$200	$185	$15	$576	$527	$49
Land	9	10	(1)	39	37	2
Other	1	1	—	3	3	—

Total	$210	$196	$14	$618	$567	$51

Net contribution to earnings	$20	$(64)	$84	$78	$(210)	$288

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended September 30, 2010, and September 30, 2009:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Homes sold	418	593	(175)	1,529	1,838	(309)
Homes closed	501	506	(5)	1,519	1,399	120
Homes sold but not closed (backlog)	660	997	(337)	660	997	(337)
Cancellation rate	19.6%	22.2%	(2.6)%	20.0%	22.4%	(2.4)%
Buyer traffic	16,139	15,614	525	56,298	54,236	2,062
Average price of homes closed	$400,000	$366,000	$34,000	$379,000	$377,000	$2,000
Single-family gross margin – excluding impairments (%)(1)	24.3%	14.6%	9.7%	22.9%	14.5%	8.4%

(1)	Single-family gross margin excluding impairments equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).

Comparing Third Quarter 2010 with Third Quarter 2009

In third quarter 2010:

•	Net sales and revenues increased $14 million – 7 percent.

•	Net contribution to earnings increased $84 million.

New home markets are highly differential across our operations with uneven demand patterns. Buyers in lower price points have been attracted by housing affordability, partially due to historically low mortgage rates. In certain regions, the market for new homes has been active in higher price ranges. Although the supply of new homes has stabilized, most of our markets have been affected by increasing levels of foreclosures and short-sales, high unemployment and low consumer confidence.

Net sales and revenues

The $14 million increase in net sales and revenues resulted primarily from the average price of homes closed increasing 9 percent to $400,000 in third quarter 2010 compared to $366,000 in third quarter 2009, primarily as a result of a shift in product mix.

Net contribution to earnings

The $84 million increase in net contribution to earnings resulted primarily from:

•	$42 million decrease in impairments and other related charges attributable to Weyerhaeuser shareholders;

•

$23 million increase – 82 percent – in contribution from single-family closings. The contribution is a result of improved margins due to the mix of homes closed. Changes in mix reflect changes in product lines (move-up products versus entry-level homes) or changes in geographic markets where the closings occur;

•	$13 million decrease in restructuring and other related charges;

•	$6 million increase in partnership income; and

•	$4 million increase in contribution from land and lot sales.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues increased $51 million – 9 percent.

•	Net contribution to earnings increased $288 million.

Net sales and revenues

The $51 million increase in net sales and revenues resulted primarily from a 9 percent increase in home closings – home closings were 1,519 in year-to-date 2010 compared to 1,399 in year-to-date 2009. The average price of homes closed improved slightly to $379,000 in year-to-date 2010 from $377,000 in year-to-date 2009.

Net contribution to earnings

The $288 million increase in net contribution to earnings resulted primarily from:

•	$156 million decrease in impairments and other related charges attributable to Weyerhaeuser shareholders;

•

$53 million increase – 66 percent – in contribution from single-family closings. The net contribution reflects a $7 million benefit as a result of additional closings and a $46 million benefit as a result of improved margins due to the mix of homes closed.

•	$24 million increase in contributions from sales of partnership interests – 2010 included gains of $33 million on sales compared to $9 million in 2009;

•	$19 million decrease in selling and general and administrative expenses due to cost cutting measures, including reductions in headcount;

•	$19 million decrease in restructuring and other related charges;

•	$8 million increase in contributions from partnership income – 2010 included income of $13 million compared to $5 million in 2009; and

•	$7 million increase in contribution from land and lot sales.

Our Outlook

We expect slightly lower earnings from single-family homebuilding operations in fourth quarter, with additional single-family home closings offset by somewhat lower margins. We do not anticipate any significant land and lot sales in fourth quarter.

CORPORATE AND OTHER

Our Corporate and Other segment includes:

•	certain gains or charges that generally are not related to an individual operating segment; and

•	transportation operations, including Westwood Shipping Lines and five short-line railroads.

How We Did Third Quarter and Year-to-Date 2010

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2010, and September 30, 2009:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	2010 VS. 2009
Net sales and revenues	$66	$40	$26	$184	$121	$63

Net contribution to earnings	$10	$(81)	$91	$30	$(111)	$141

Comparing Third Quarter 2010 with Third Quarter 2009

In third quarter 2010:

•	Net sales and revenues increased $26 million – 65 percent.

•	Net contributions to earnings increased $91 million.

Net sales and revenues

The $26 million increase in net sales and revenues primarily consisted of increased revenues generated by our Westwood Shipping operations as a result of higher volumes and prices.

Net contribution to earnings

Net contribution to earnings increased $91 million, primarily resulting from the following:

•	$88 million decrease in charges for asset impairments and restructuring activities, primarily related to 2009 pension settlements and curtailments and

•	$15 million increase in earnings from transportation operations, primarily Westwood Shipping.

These increases were partially offset by a $13 million decrease in gains related to foreign exchange, primarily resulting from a smaller change in the Canadian dollar relative to the U.S. dollar in third quarter 2010 as compared to third quarter 2009.

Comparing Year-to-Date 2010 with Year-to-Date 2009

During year-to-date 2010:

•	Net sales and revenues increased $63 million – 52 percent.

•	Net contributions to earnings increased $141 million.

Net sales and revenues

The $63 million increase in net sales and revenues primarily consisted of increased revenues generated by our Westwood Shipping operations as a result of higher volumes and prices.

Net contribution to earnings

Net contribution to earnings increased $141 million, primarily resulting from the following:

•	$161 million decrease in charges for asset impairments and corporate restructuring activities, primarily related to termination benefits;

•	$23 million increase in earnings from transportation operations, primarily from our Westwood Shipping operations;

•	$16 million decrease for a charge in first quarter 2009 for the market value of timberland property donated to the Weyerhaeuser Company Foundation; and

•

$16 million decrease in administrative expenses as a result of implementing company cost savings initiatives and a change in the methodology for allocating corporate costs to the business segments. See “Notes to Consolidated Financial Statements – Note 4: Business Segments” for more information.

These increases were partially offset by the following:

•	$30 million decrease related to litigation and insurance reimbursements received in 2009;

•	$27 million decrease in foreign exchange, primarily resulting from a smaller change in the Canadian dollar relative to the U.S. dollar in 2010 as compared to 2009; and

•	$18 million decrease related to the 2009 sale of Honolulu box plant site.

INTEREST EXPENSE

Including Real Estate, our interest expense incurred was:

•	$104 million during third quarter and $327 million during year-to-date 2010, respectively.

•	$115 million during third quarter and $344 million during year-to-date 2009, respectively.

Interest expense incurred decreased primarily due to reductions in our debt during 2009 and 2010.

INCOME TAXES

As a result of converting to a REIT, our 2010 effective income tax rate decreased due to lower taxes on REIT income (See “Note 2: Real Estate Investment Trust (REIT) Conversion”). Additionally, income tax credits, which expired in 2009 and have not been extended, have not been included in the 2010 provision. Extension of the income tax credits would further reduce the 2010 effective income tax rate.

Our effective income tax rates were:

•	18.5 percent for 2010 and

•	36.2 percent for 2009.

The 2010 rate excludes the effect of the following items recorded in 2010:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2010:
Medicare Part D subsidy charge	$(28)
State tax law and rate changes charge	$(3)
Third Quarter 2010:
REIT conversion benefit	$1,043
Medicare Part D subsidy plan change due to plan amendment	$(4)
Unrecognized tax benefits and other adjustments	$(4)

Due to the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, beginning in 2013, we will no longer be able to claim an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy. Accounting rules required the effect of the change to be recorded in first quarter 2010, the period that the law was enacted.

During third quarter 2010, we reversed certain deferred income tax liabilities as a result of our conversion to a REIT.

As a REIT, we will no longer be required to pay corporate level tax on qualified income that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than qualifying timber income) held by the REIT during the first 10 years following the REIT conversion. We will also continue to be required to pay federal corporate income taxes on earnings of our TRS, which principally includes our manufacturing businesses, our real estate development business, and the portion of our timberlands segment income included in the TRS.

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

Consolidated net cash provided by (used in) our operations was:

•	$551 million in 2010 and

•	$(276) million in 2009.

Comparing 2010 with 2009

Net cash provided by operations increased $827 million in 2010 as compared with 2009:

•	Cash we received from customers increased approximately $684 million primarily due to the following:

•	Sales from our Wood Products, Cellulose Fibers and Timberlands segments increased due to improved price realizations.

•	Sales from our Real Estate segment increased in 2010 primarily due to increased home closings.

•	Consolidated cash received for income taxes increased $491 million as compared to 2009.

Partially offsetting these increases was an increase of cash paid to employees, suppliers and others of approximately $238 million and pension contributions of $191 million in 2010.

CASH FROM INVESTING ACTIVITIES

Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.

In 2010, the pension trust repaid the remaining $146 million of short-term loans made to the pension trust in 2008 and 2009.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
Timberlands	$52	$67
Wood Products	12	33
Cellulose Fibers(1)	77	38
Corporate and Other	1	14

Total Forest Products	142	152
Real Estate	3	9

Total	$145	$161

(1)	2010 includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including assumption of liabilities of $4 million.

We anticipate that our capital expenditures for 2010 will exceed $200 million. However, that could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

Proceeds from the Sale of Nonstrategic Assets

Proceeds received from the sale of nonstrategic assets year-to-date 2010 includes:

•	$66 million for the sale of Wood Products assets;

•	$40 million for the sale of British Columbia forest licenses and associated rights in our Wood Products segment;

•	$33 million for the sale of partnership interests in our Real Estate segment; and

•	$19 million for the sale of other non-strategic assets.

Proceeds received from the sale of nonstrategic assets in 2009 included:

•	$295 million for the sale of non-strategic timberlands in Oregon and

•	$20 million for the sale of our closed Honolulu box plant.

CASH FROM FINANCING ACTIVITIES

Cash from financing activities includes:

•	issuances and payment of long-term debt;

•	borrowings and payments under revolving lines of credit;

•	changes in our book overdrafts;

•	proceeds from stock offerings and option exercises; and

•	payment of cash dividends.

Debt

Debt we retired was:

•	$571 million during year-to-date 2010 and

•	$422 million during year-to-date 2009.

Included in the amount above, we repaid approximately $548 million in long-term debt due in 2012, during second quarter 2010. We recognized a pretax charge in second quarter 2010 of $49 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. During first quarter 2010, our Real Estate segment retired $17 million in long-term debt due in 2012.

In October 2010, we repaid $24 million in long-term debt due in 2013.

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

There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility as of year-to-date 2010 or 2009.

Debt covenants

As of September 30, 2010 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facilities, and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion and

•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	plus or minus accumulated comprehensive loss balance related to deferred pension and postretirement income or expense,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.

As of September 30, 2010, Weyerhaeuser Company had:

•	a defined net worth of $4.8 billion and

•	a defined debt-to-total-capital ratio of 49.8 percent.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facilities and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.

As of September 30, 2010, WRECO had:

•	a defined net worth of $831 million and

•	a defined debt-to-total-capital ratio of 53.8 percent.

There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO.

Paying dividends and repurchasing stock

We paid dividends to our shareholders of:

•	$581 million in 2010 and

•	$116 million in 2009.

The increase in dividends paid is due to the Special Dividend paid on September 1, 2010. See “Real Estate Investment Trust (REIT) Conversion” below.

On October 15th, 2010, our board of directors declared a regular quarterly dividend of 5 cents per share payable December 1, 2010, to shareholders of record at the close of business November 5, 2010.

Our board is considering several factors in regards to an appropriate dividend level following REIT conversion. Considerations include the macroeconomic climate, our earnings potential, affordability, our target capital structure, funding for potential growth opportunities and comparability to other timber REIT dividend practices. We plan to provide updated guidance on our dividend level in December 2010.

During 2009, we repurchased 66,691 shares of common stock at a cost of $2 million under the stock-repurchase program authorized by the board of directors in December 2008.

OTHER LIQUIDITY RELATED DISCLOSURES

Fuel Credits

During 2009, the U.S. Internal Revenue Code allowed a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business. Our application for registration as a blender based on our use of black liquor as an alternative fuel was approved in May 2009. We began blending black liquor (a byproduct of our wood pulping process) and diesel fuel during the first week of April 2009 and blended and used approximately 688 million gallons of the alternative fuel mixture through December 31, 2009, resulting in $344 million of credits. The alternative fuel mixture credit expired on December 31, 2009. As of September 30, 2009, we had recognized year-to-date credits of $229 million.

In an IRS memo dated June 28, 2010, the IRS concluded that black liquor sold or used in 2009 qualifies for the cellulosic biofuel producer credit. With the recognition that black liquor potentially qualifies for either the cellulosic biofuel producer credit or the alternative fuel mixture credit (but not both on the same gallon of black liquor), it has provided instructions which would allow a taxpayer to refund alternative fuel mixture credits already received and claim the higher cellulosic biofuel producer credit. We received our registration as a cellulosic biofuel producer in third quarter 2010. In an IRS memo dated October 5, 2010, the IRS concluded that both the alternative fuel mixture credit and the cellulosic biofuel producer credit could be claimed by a taxpayer in the same year. During 2009, we produced approximately 238 million gallons of black liquor, which did not qualify for the alternative fuel mixture credit. This equals $240 million of potential cellulosic biofuel producer credit at $1.01 per gallon, or $149 million net of tax, which we anticipate recognizing in fourth quarter 2010. Since this credit offsets our income tax liability, we will carry the credit forward. We are evaluating both credits to determine which credit, or mix of credits, will add the most value to the company.

Expected Pension Funding

We contributed $100 million to our U.S. qualified pension plans in first quarter 2010 and an additional $50 million in third quarter 2010. The contributions reduced 2009 taxable income, thereby increasing the amount of the 2009 operating loss refund that we received in first quarter 2010. The contributions also decreased the amount of earnings and profits distributed in 2010 in order to convert to a REIT. The contributions eliminate the required 2010 contribution to our U.S. qualified pension plans originally due by September 15, 2011.

During 2010 we also contributed $41 million to our Canadian registered plan. During 2011, we will likely be required to make a contribution to our Canadian registered plan. Although we do not know the amount, it may exceed our 2010 contribution.

Real Estate Investment Trust (REIT) Conversion

We announced in December 2009 that our board of directors had determined that conversion to a REIT would best support our strategic direction. Factors that the board considered in determining the timing of converting to a REIT included the state of the economic recovery, changes in tax policy including shareholder tax rates and the distribution of earnings and profits required under tax laws for REIT election. Following are points related to our conversion:

•

To implement our decision to be taxed as a REIT, we distributed our accumulated earnings and profits, determined under federal income tax provisions, to our shareholders as a “Special Dividend”. The Special Dividend of $5.6 billion was paid September 1, 2010, and included the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million.

•

The stock portion of the Special Dividend is treated as the issuance of new shares for accounting purposes and affects our earnings (loss) per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings (loss) per share that is less than would have been the case had the common shares not been issued.

•

We received shareholder approval on April 15, 2010 to issue a significant number of shares to enable the payout of earnings and profits to shareholders. On July 13, 2010, we filed a prospectus supplement with the SEC covering the issuance of the additional shares of stock. See “Notes to Consolidated Financial Statements—Note 2: Real Estate Investment Trust (REIT) Conversion” for more information.

•

We reversed certain deferred income tax liabilities which resulted in a benefit in the Consolidated Statement of Operations during third quarter 2010 of approximately $1,043 million. Our 2010 effective income tax rate also decreased due to lower taxes on REIT qualifying timberlands income.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during year-to-date 2010 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2010 based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during third quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

EXHIBITS

10.	Agreement with James M. Branson

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document