Form 10-K
period 2010-12-31
WEYERHAEUSER CO
filed 2011-02-25
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [X]    Accelerated filer  [    ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [    ] Yes  [X] No

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,289,093,380 based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.

As of February 4, 2011, 536,242,106 shares of the registrant’s common stock ($1.25 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2011 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 14, 2011, are incorporated by reference into Part II and III.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K

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

We have offices or operations in 10 countries and have customers worldwide. We manage 20.5 million acres of forests, of which we own 5.8 million acres, lease 0.7 million acres and have renewable, long-term licenses on 14 million acres. In 2010, we generated $6.6 billion in net sales.

This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the fiscal year ended December 31, 2010.

We break out financial information such as revenues, earnings and assets by the business segments that form our company. We also discuss the development of our company and the geographic areas where we do business.

We report our financial condition in two groups:

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

WE CAN TELL YOU MORE

AVAILABLE INFORMATION

We meet the information-reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports, proxy statements and other information with the Securities and

Exchange Commission (SEC). These reports and statements — information about our company’s business, financial results and other matters — are available at:

•	the SEC Internet site — www.sec.gov;
•	the SEC’s Public Conference Room, 100 F St. N.E., Washington, D.C., 20549, (800) SEC-0330; and
•	our Internet site — www.weyerhaeuser.com.

When we file the information electronically with the SEC, it also is added to our Internet site.

WHO WE ARE

We started out as Weyerhaeuser Timber Company, incorporated in the state of Washington in January 1900, when Frederick Weyerhaeuser and 15 partners bought 900,000 acres of timberland.

REAL ESTATE INVESTMENT TRUST (REIT) CONVERSION

Our board of directors has determined that conversion to a REIT best supports our strategic direction. For tax purposes, this change was effective January 1, 2010. To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions as a “Special Dividend” on September 1, 2010.

As a REIT, we expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings will receive this favorable tax treatment. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and our non-qualified timberland segment income.

More information about our REIT conversion is in Note 2: Real Estate Investment Trust (REIT) Conversion in the Notes to Consolidated Financial Statements, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	1

OUR BUSINESS SEGMENTS

In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments:

•	Timberlands;
•	Wood Products;
•	Cellulose Fibers;
•	Real Estate;
•	Corporate and Other; and
•	Containerboard, Packaging and Recycling (sold in 2008).

Detailed financial information about our business segments and our geographic locations is in Note 3: Business Segments and Note 22: Geographic Areas in the Notes to Consolidated Financial Statements, as well as in this section and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURRENT MARKET CONDITIONS

The U.S. economy has gradually begun its recovery from the most severe recession since the 1930’s. However, the U.S. housing market continues to lag other sectors in the recovery and remains burdened by excess inventory and a diminished pool of qualified home buyers. The health of the U.S. housing market strongly affects our Real Estate, Wood Products and Timberlands segments. Real Estate focuses on building single family homes. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for logs from our Timberlands segment is affected by the production of wood-based building products. Cellulose Fibers is primarily affected by global demand and the value of the U.S. dollar.

COMPETITION IN OUR MARKETS

We operate in highly competitive domestic and foreign markets, with numerous companies selling similar products. Many of our products also face competition from substitutes for wood and wood-fiber products. In real estate development, our competitors include numerous regional and national firms. We compete in our markets primarily through price, product quality and service levels.

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

SALES OUTSIDE THE U.S.

In 2010, $2.1 billion — 32 percent — of our total consolidated sales and revenues were to customers outside the U.S. The table below shows sales outside the U.S. for the last three years.

SALES OUTSIDE THE U.S. IN MILLIONS OF DOLLARS
	2010	2009	2008
Exports from the U.S.	$1,381	$1,154	$1,649
Canadian export and domestic sales	240	166	257
Other foreign sales	467	247	563
Total	$2,088	$1,567	$2,469
Percent of total sales	32%	28%	22%

OUR EMPLOYEES

We have approximately 14,250 employees. This number includes:

•	13,400 employed in North America and
•	850 employed by our operations outside of North America.

Of these employees, approximately 3,500 are members of unions covered by multi-year collective-bargaining agreements.

COMPARABILITY OF DATA

Over the last five years, we have made an acquisition to complement our key operations and have exited businesses that did not fit our long-term strategic direction. As you review our results for the past five years, it may be helpful to keep in mind the following acquisition and divestitures and the segments affected.

Summary of Recent Divestitures and Acquisition

YEAR	TRANSACTION	SEGMENTS AFFECTED
2010	Five short line railroads – sold	Corporate and Other segment
2009	Trus Joist® Commercial division – sold	Wood Products segment
2008	Containerboard, Packaging and Recycling segment – sold	Containerboard, Packaging and Recycling segment
2008	Australian operations – sold	Corporate and Other segment
2008	Uruguay operations – partition completed	Timberlands and Corporate and Other segments
2007	Fine Paper and related assets – divested	Fine Paper, Timberlands and Wood Products segments
2007	New Zealand operations – sold	Corporate and Other segment
2007	Canadian wood products distribution centers – sold	Wood Products segment
2006	North American and Irish composite panel operations – sold	Wood Products and Corporate and Other segments
2006	Maracay Homes – acquired	Real Estate segment

Additional information related to our discontinued operations can be found in Note 4: Discontinued Operations in the Notes to Consolidated Financial Statements. Information pertaining to segment comparability can be found in Note 3: Business Segments in the Notes to Consolidated Financial Statements.

WHAT WE DO

This section provides information about how we:

•	grow and harvest trees,
•	manufacture and sell products made from them,
•	build and sell homes and
•	develop land.

For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS

Our Timberlands business segment manages 6.5 million acres of private commercial forestland worldwide. We own 5.8 million of those acres and lease the other 0.7 million acres. In addition, we have renewable, long-term licenses on 14.0 million acres of forestland located in four Canadian provinces. The tables presented in this section include data from this segment’s business units as of the end of 2010.

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

International operations in this segment consist principally of forest plantations, forest licenses and converting assets in South America. We serve as owners or managing partner in these operations, which are either wholly-owned subsidiaries or joint ventures. In China, we are the managing partner in a joint venture established in 2007. We own 51 percent of this joint venture and Fujian Yong’An Forestry Company owns the remaining 49 percent. As of December 31, 2010, the joint venture managed 44,000 acres of timberlands.

Sustainable Forestry Practices

We are committed to responsible environmental stewardship wherever we operate, managing forests to produce financially mature timber while protecting the ecosystem services they provide. Our working forests include places with unique environmental, cultural, historical or recreational value. To protect their unique qualities, we follow regulatory requirements, voluntary standards and implement the Sustainable Forestry Initiative® (SFI) standard. Independent auditing of all of the forests we own or manage in the United States and Canada certifies that we meet the SFI standard. Our forestlands in Uruguay are Forest Stewardship Council (FSC) certified or managed to the developing Uruguayan national forestry management standard designed to meet the Program for the Endorsement of Forest Certification (PEFC).

Canadian Forestry Operations

In Canada, we have licenses to operate forestlands that provide raw material for our manufacturing units in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government and generally based on prevailing market prices. We do not generate any profit in the Timberlands segment from the harvest of timber from the licensed acres in Canada.

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

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	3

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

Both measures are accurate in the regions where they are used, but they do not provide a meaningful basis for comparisons between the regions.

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

WHERE WE DO IT

Our timberlands assets are located primarily in North America. In the U.S. we own and manage sustainable forests in nine states for use in wood products and pulp and paper manufacturing. We own or lease:

•	4.1 million acres in the southern U.S. (Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma and Texas); and
•	2.0 million acres in the Pacific Northwest (Oregon and Washington).

Our international operations are located primarily in Uruguay and China where, as of December 31, 2010, we own a total of 317,000 acres and have long-term leases on another 70,000 acres.

In addition, we have renewable, long-term licenses on 14.0 million acres of forestland owned by the provincial government of four Canadian provinces.

Our total timber inventory — including timber on owned and leased land in our U.S. and international operations — is approximately 303 million cubic meters. The timber inventory on licensed lands in Canada is approximately 371 million cubic meters. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

•	varies according to the species, size and quality of the timber; and
•	will change through time as the mix of these variables adjust.

The species, size and grade of the trees affects the relative value of our timberlands.

DISCUSSION OF OPERATIONS BY GEOGRAPHY

Summary of 2010 Timber Inventory and Timberland Locations

United States

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2010
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
U.S.:
West	157	2,038	—	2,038
South	138	3,434	681	4,115
Total U.S.	295	5,472	681	6,153

Western United States

Our Western acres are well situated to serve the wood product markets in Oregon and Washington. Their location near Weyerhaeuser mills and many third-party facilities allows for multiple sales opportunities. In addition, our location on the West Coast provides access to higher-value export markets for Douglas fir and hemlock logs in Japan, Korea and China. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, positions us to meet the needs of Pacific Rim log markets.

Our lands are composed primarily of Douglas fir, a species highly valued for its structural strength. Our coastal lands also contain western hemlock and have a higher proportion of hemlock than our interior holdings. Our management systems, which provide us a competitive operating advantage, range from research and forestry, to technical planning models, mechanized harvesting and marketing and logistics.

The average age of timber harvested in 2010 was 50 years. Most of our U.S. timberland is intensively managed for timber production, but some areas are conserved for environmental, historical, recreational or cultural reasons. Some of our older trees are protected in acreage set aside for conservation, and some are not yet logged due to harvest rate regulations. While over the long term our average harvest age will decrease in accordance with our sustainable forestry practices, we will only harvest approximately 1.5 percent of our Western acreage each year.

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

The average age of timber harvested in 2010 was 31 years for southern yellow pine. In accordance with our sustainable forestry practices, we harvest approximately 3.0 percent to 3.5 percent of our acreage each year in the South.

International

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2010
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
Uruguay	7	317	26	343
China(1)	1	—	44	44
Total International	8	317	70	387
(1) Includes Weyerhaeuser percentage ownership of timberlands owned and managed through joint ventures

Our forestlands in Uruguay are approximately 51 percent loblolly pine and 49 percent eucalyptus. On average, the timber in Uruguay is in the first third of its rotation age. It is entering into that part of the growth rotation when we will see increased volume accretion. About 93 percent of the area to be planted has been afforested to date. The afforestation program is planned to be completed within the next two years.

In Uruguay, the target rotation ages are 21 to 22 years for pine and 14 to 17 years for eucalyptus. We manage both species to a grade (appearance) regime.

We also operate a plywood mill in Uruguay with a production capacity of 140,000 cubic meters and a production volume of 109,000 cubic meters reached in 2010. Construction to more than double this capacity is under way and is expected to be completed in April 2011.

In Brazil, Weyerhaeuser is a managing partner in a joint venture. We own 67 percent and Fibria Cellulose SA owns 33 percent. A hardwood sawmill with 65,000 cubic meters of capacity produces high-value eucalyptus (Lyptus®) lumber and related appearance wood products. The mill’s production in 2010 was 55,000 cubic meters.

Our investment in China is a joint venture with a public company that is controlled by the state and local governments. Weyerhaeuser is the managing partner in a joint venture started in 2007. Ownership is 51 percent Weyerhaeuser and 49 percent Fujian Yong’An Forestry Company. The joint venture currently manages 44,000 acres of timberlands.

In China, the target rotation age is seven years, since we are managing the forests of loblolly pine and eucalyptus for fiber.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	5

Canada — Licensed Timberlands

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2010
	TOTAL INVENTORY LICENSED STANDING VOLUME	TOTAL LICENSE ARRANGEMENTS
Canada:
Alberta	246	5,356
British Columbia	12	1,034
Ontario	33	2,598
Saskatchewan	80	4,968
Total Canada	371	13,956

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

Five-Year Summary of Timberlands Production

PRODUCTION IN THOUSANDS
	2010	2009	2008	2007	2006
Fee depletion – cubic meters:
West	5,569	6,359	10,626	10,403	10,666
South	8,197	8,996	12,363	12,645	13,246
International(1)	349	503	—	—	—
Total	14,115	15,858	22,989	23,048	23,912
(1) International forestlands started commercial thinning in 2009 leading to production volumes.

Our Timberlands annual fee depletion represents the harvest of the timber assets we own. Depletion is a method of expensing the cost of establishing the fee timber asset base over the harvest or timber sales volume. The decline in fee depletion from 2008 through 2010 reflects the company’s decision to defer harvest and preserve the long-term value of the assets.

HOW MUCH WE SELL

Our net sales to unaffiliated customers over the last two years were:

•	$874 million in 2010 — up 22 percent from 2009; and
•	$714 million in 2009.

Our intersegment sales over the last two years were:

•	$603 million in 2010 — up 12 percent from 2009; and
•	$537 million in 2009.

Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2010	2009	2008	2007	2006
To unaffiliated customers:
Logs:
West	$414	$329	$547	$565	$667
South	145	144	97	56	57
Canada	17	13	20	38	58
Total	576	486	664	659	782
Pay as cut timber sales	33	31	32	25	32
Timberlands sales and exchanges(1)	109	66	73	128	96
Higher and better use land sales(1)	22	11	11	33	35
Minerals, oil and gas	60	62	61	40	48
Products from international operations(2)	65	44	40	12	6
Other products	9	14	18	25	24
Subtotal sales to unaffiliated customers	874	714	899	922	1,023
Intersegment sales:
United States	409	392	817	983	1,093
Other	194	145	217	363	593
Subtotal intersegment sales	603	537	1,034	1,346	1,686
Total	$1,477	$1,251	$1,933	$2,268	$2,709

(1)   Higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Five-Year Trend for Total Net Sales in Timberlands

Percentage of 2010 Sales to Unaffiliated Customers

Log Sales Volumes

Logs sold to unaffiliated customers in 2010 decreased approximately 106 thousand cubic meters — 1 percent — from 2009.

•

Sales volumes in the West were flat year to year. Our western sales to unaffiliated customers are generally higher-grade logs sold into the export market and domestic-grade logs sold to West Coast sawmills.

•

Sales to unaffiliated customers in the South decreased 179 thousand cubic meters — 5 percent — primarily due to deferring more fee harvest in 2010 compared to 2009. Our southern sales volumes to unaffiliated customers are generally lower-grade fiber logs sold to pulp or containerboard mills. We use most of our high-grade logs in our own conversion facilities.

•	Sales volumes from Canada increased 98 thousand cubic meters — 24 percent — in 2010. This increase in volume was primarily due to increased market demand for logs mainly in Alberta.
•	Sales volumes from our international operations decreased 22 thousand cubic meters — 7 percent — in 2010. This reduction in volume was due to consuming more volume internally in 2010.

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

Our sales volumes include logs purchased in the open market and all our domestic and export logs are sold to unaffiliated customers or transferred at market prices to our internal mills by the sales and marketing staff within our Timberlands business units.

Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands

SALES VOLUMES IN THOUSANDS
	2010	2009	2008	2007	2006
Logs – cubic meters:
West	4,476	4,479	6,967	6,212	6,602
South	3,357	3,536	2,347	1,581	1,698
Canada	507	409	529	925	1,425
International	283	305	329	—	55
Total	8,623	8,729	10,172	8,718	9,780

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

Average 2010 log realizations in the West and South increased from 2009 — primarily due to higher domestic log prices caused by the relative recovery in lumber prices during the year

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	7

as compared to 2009. Western export realizations also increased due to the demand of logs in the China market. Export prices driven by the China demand also influenced the higher Western domestic prices.

Minerals and Energy Products

Mineral revenue decreased in 2010 as recognition of leasing revenue was completed on some older leases and sales of producing oil and gas properties was limited. The decline was partially offset by increased oil and gas royalties as production from Haynesville Shale gas wells came on line. Overall royalties from construction aggregates increased slightly. Revenues from wind power and geothermal agreements remained the same from year-to-year, but the company entered into five new wind power agreements.

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

WOOD PRODUCTS

We are a large manufacturer and distributor of wood products in North America and Asia.

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

•	sells certain products into the repair and remodel market through the wood preserving and home-improvement warehouse channels;
•	exports our softwood lumber, engineered building materials and industrial hardwood products to Europe and Asia; and
•	makes and sells hardwood lumber to manufacturers of furniture and cabinetry in more than 35 countries.

Wood Products

PRODUCTS	HOW THEY’RE USED
Structural lumber	Structural framing for new residential, repair and remodel, treated applications, industrial, and commercial structures
Engineered lumber • Solid section • I-joists	Floor and roof joists, and headers and beams for residential and commercial structures
Structural panels • Oriented strand board (OSB) • Softwood plywood	Structural sheathing, subflooring and stair tread for residential and commercial structures
Hardwood lumber	Furniture, pallets, ties, moldings, panels, cabinets, architectural millwork, components and retail boards
Other products	Complementary building products such as cedar, decking, siding, insulation, rebar and engineered lumber connectors

WHERE WE DO IT

We operate manufacturing facilities in the United States and Canada. We distribute through a combination of Weyerhaeuser and third-party locations. Information about the locations, capacities and actual production of our manufacturing facilities is included below.

Principal Manufacturing Locations

Locations of our principal manufacturing facilities as of December 31, 2010, by major product group were:

•	Structural lumber
–	U.S. — Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
–	Canada — Alberta and British Columbia
•	Engineered lumber
–	U.S. — Alabama, Georgia, Louisiana, Oregon and West Virginia
–	Canada — British Columbia and Ontario
•	Oriented strand board
–	U.S. — Louisiana, Michigan, North Carolina and West Virginia
–	Canada — Alberta and Saskatchewan
•	Softwood plywood and veneer
–	U.S. — Alabama, Arkansas, Louisiana and Oregon
•	Hardwood lumber
–	U.S. — Michigan, Oregon, Washington and Wisconsin

Summary of 2010 Wood Products Capacities

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Structural lumber – board feet	4,530	19
Engineered solid section – cubic feet	37	8
Engineered I-joists – lineal feet	380	3
Oriented strand board – square feet (3/8”)	3,015	6
Softwood Plywood – square feet (3/8”)	460	2
Veneer – square feet (3/8”)(1)	1,145	5
Hardwood lumber – board feet	334	7

Capacities include four engineered solid section facilities, one engineered I-joist facility and two veneer mills that are indefinitely closed.

(1)   Veneer is primarily used internally to produce plywood and engineered lumber products.

In response to market conditions, we sold or closed a number of facilities and curtailed production at several other mills. The sales and closures include:

•	Sales:
–	2010 — one lumber mill; and
–	2009 — TJ® Commercial business, Albany Trucking and one veneer mill.
•	Permanent closures:
–	2010 — one lumber mill, one engineered lumber mill, one oriented strand board mill; and
–	2009 — four lumber mills, two engineered lumber mills and six distribution centers.
•	Indefinite closures:
–	2010 — one engineered lumber mill; and
–	2009 — one lumber mill, three engineered lumber mills and two veneer mills.

In addition to these sales and closures, we discontinued our contractual relationship with two southern lumber mills in 2010. We no longer produce lumber at Bogalusa, Louisiana and Silver Creek, Mississippi.

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2010	2009	2008	2007	2006
Structural lumber – board feet(1)	3,289	3,098	4,451	5,490	6,355
Engineered solid section – cubic feet(2)	15	11	22	28	41
Engineered I-joists – lineal feet(2)	133	109	218	339	473
Oriented strand board – square feet (3/8”)	1,721	1,448	2,468	3,428	4,166
Softwood plywood – square feet (3/8”)(3)	212	150	333	423	900
Hardwood lumber – board feet	231	201	253	294	324
Composite panels – square feet (3/4”)(1)	—	—	—	—	666

(1)   Reflects the divestitures of our North American composite panel operations in July 2006 and the Domtar Transaction in March 2007.

(2)   Weyerhaeuser engineered I-joist facilities also may produce engineered solid section.

(3)   All Weyerhaeuser plywood facilities also produce veneer.

HOW MUCH WE SELL

Revenues of our Wood Products business segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. We provide products and services to the residential construction market under the iLevel® brand. In 2010, Wood Products net sales were $2.6 billion, an increase of 16 percent, compared with $2.2 billion in 2009.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	9

Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2010	2009	2008	2007	2006
Structural lumber(1)	$1,044	$846	$1,351	$2,006	$2,709
Engineered solid section	272	238	414	608	794
Engineered I-joists	171	162	284	467	670
Oriented strand board	334	234	416	589	939
Softwood plywood	73	58	148	293	461
Hardwood lumber	223	206	291	355	398
Other products produced(1)	145	146	225	226	214
Other products purchased for resale	329	344	639	1,155	1,717
Total	$2,591	$2,234	$3,768	$5,699	$7,902
(1) Reflects the divestitures of our North American composite panel operations in July 2006 and the Domtar Transaction in March 2007.

Five-Year Trend for Total Net Sales in Wood Products

Percentage of 2010 Net Sales in Wood Products

Wood Products Volume

The volume of wood products sold in 2010 increased from 2009 primarily due to strong sales in second quarter 2010 as a result of the housing tax credit.

Five-Year Summary of Sales Volume for Wood Products

SALES VOLUMES IN MILLIONS
	2010	2009	2008	2007	2006
Structural lumber(1) – board feet	3,356	3,319	4,659	6,344	7,588
Engineered solid section – cubic feet	15	13	23	30	36
Engineered I-joists – lineal feet	145	139	227	338	456
Oriented strand board – square feet (3/8”)	1,607	1,432	2,438	3,466	4,096
Softwood Plywood – square feet (3/8”)	260	223	474	912	1,515
Hardwood lumber – board feet	269	252	324	363	412
(1) Reflects the Domtar Transaction in March 2007.

Wood Products Prices

Prices for wood products increased in 2010 from 2009.

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

Demand for home construction fell dramatically from 2006 through 2009, with a corresponding drop in demand for the products that we produce and sell. This put significant and prolonged downward pressure on product prices. The following graphs reflect product price trends for the past five year period.

Five-Year Summary of Selected Published Lumber Prices — $/MBF

Five-Year Summary of Selected Published Oriented Strand Board Prices — $/MSF

WHERE WE’RE HEADED

Our competitive strategies include:

•	responding to difficult market conditions by actively managing our network of production facilities to balance supply with market demand;
•	taking advantage of our size, scale, expertise and breadth of products that make us unique in serving the residential structural-frame marketplace;
•	developing and delivering innovative homebuilding solutions, such as residential structural frame construction, to meet customers’ needs;
•	continuing to meet the needs of home-improvement repair and remodel customers;
•	achieving operating excellence through the delivery chain;
•	differentiating our products and services from other manufacturers to create demand for them in the marketplace, which could generate higher prices;
•	meeting international demands for hardwood products by aligning and improving our global supply; and
•	conducting our activities in an environmentally sustainable manner and developing and marketing the environmental attributes of our products and solutions.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	11

CELLULOSE FIBERS

Our cellulose fibers segment is one of the world’s largest producers of absorbent fluff used in products such as diapers. We also manufacture liquid packaging board and other pulp products. We have a 50 percent interest in North Pacific Paper Corporation (NORPAC) — a joint venture with Nippon Paper Industries that produces newsprint and high-brightness publication papers.

WHAT WE DO

Our cellulose fibers segment:

•	provides cellulose fibers for absorbent products in markets around the world;
•	works closely with our customers to develop unique or specialized applications;
•	manufactures liquid packaging board used primarily for the production of containers for liquid products; and
•	generates energy, of which 84 percent is from black liquor produced at the mills and biomass.

Cellulose Fibers Products

PRODUCTS	HOW THEY’RE USED
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

WHERE WE DO IT

Our cellulose fibers (pulp) products are distributed through a global direct sales network, and our liquid packaging products are sold directly to carton and food product packaging converters in North America and Asia. Locations of our principal manufacturing facilities by major product group are:

•	Pulp
–	U.S. — Georgia (2), Mississippi and North Carolina
–	Canada — Alberta
•	Liquid packaging board
–	U.S. — Washington

Summary of 2010 Cellulose Fibers Capacities

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,835	5
Liquid packaging board – tons	300	1

Five-Year Summary of Cellulose Fibers Production

PRODUCTION IN THOUSANDS
	2010	2009	2008	2007	2006
Pulp – air-dry metric tons(1)	1,774	1,629	1,760	1,851	2,588
Liquid packaging board – tons	316	282	297	283	282
(1) Reflects the Domtar Transaction in March 2007.

HOW MUCH WE SELL

Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution and for direct use. Our net sales increased to $1.9 billion in 2010, or 26 percent, compared with $1.5 billion in 2009.

Five-Year Summary of Net Sales for Cellulose Fibers

NET SALES IN MILLIONS OF DOLLARS
	2010	2009	2008	2007	2006
Pulp(1)	$1,489	$1,148	$1,357	$1,478	$1,657
Liquid packaging board	337	290	290	247	229
Other products	85	73	118	107	70
Total	$1,911	$1,511	$1,765	$1,832	$1,956
(1) Reflects the Domtar Transaction in March 2007.

Five-Year Trend for Total Net Sales in Cellulose Fibers

Percentage of 2010 Net Sales in Cellulose Fibers

Pulp Volumes

Our sales volumes of cellulose fiber products were 1.7 million tons in 2010, 2009 and 2008.

Factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product and
•	demand for paper production and diapers.

Five-Year Summary of Sales Volume for Cellulose Fibers

SALES VOLUMES IN THOUSANDS
	2010	2009	2008	2007	2006
Pulp – air-dry metric tons(1)	1,714	1,697	1,704	2,070	2,621
Liquid packaging board – tons	311	288	302	286	275
(1) Reflects the Domtar Transaction in March 2007.

Pulp Prices

Our average pulp prices in 2010 increased compared with 2009 due to the:

•	relative strength of the U.S. dollar,
•	level of demand and
•	world economic environment.

Five-Year Summary of Selected Published Pulp Prices — $/TON

WHERE WE’RE HEADED

Our competitive strategies include:

•	improving our cost-competitiveness through operational excellence and noncapital solutions;
•	focusing capital investments on new and improved product capabilities, cost-reduction, and green energy opportunities;
•	collaborating with third parties to develop new value-added products; and
•	focusing research and development resources on new ways to expand and improve the range of applications for cellulose fibers and new product opportunities.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	13

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

Our revenues increased to $923 million in 2010, up 2 percent, compared with $904 million in 2009. This modest increase occurred despite slightly fewer home closings and challenging market conditions marked by low consumer confidence, high unemployment and continued downward pressure on pricing due to foreclosures.

The following factors affect revenues in our Real Estate business segment:

•	The market prices of the homes that we build varies.
•	The product and geographic mix of sales varies based on the following:
–	the markets where we build, which vary by geography;
–	we build homes that range in price points to meet our target customers’ needs, from first-time to semi-custom homes based on geography; and
–	the mix of price points, which differ for traditional, single-family detached homes and attached products such as townhomes and condominiums.
•	Land and lot sales are a component of our activities. These sales do not occur evenly from year to year and may range from approximately 5 percent to 15 percent of total Real Estate revenues annually.
•	From time to time, we sell apartment buildings and other income producing properties.

Five-Year Summary of Net Sales for Real Estate

REVENUE IN MILLIONS OF DOLLARS
	2010	2009	2008	2007	2006
Single-family housing	$842	$832	$1,294	$2,079	$2,951
Land	64	68	99	213	310
Other	17	4	15	67	74
Total	$923	$904	$1,408	$2,359	$3,335

Five-Year Trend for Total Net Sales in Real Estate

Percentage Breakdown of 2010 Net Sales in Real Estate

Five-Year Summary of Single-Family Unit Statistics

SINGLE-FAMILY UNIT STATISTICS
	2010	2009	2008	2007	2006
Homes sold	1,914	2,269	2,522	4,152	4,541
Homes closed	2,125	2,177	3,188	4,427	5,836
Homes sold but not closed (backlog)	439	650	558	1,224	1,499
Cancellation rate	20%	23%	32%	26%	29%
Buyer traffic	68,430	65,781	112,817	181,896	231,993
Average price of homes closed	$396,000	$382,000	$406,000	$470,000	$506,000
Single-family gross margin – excluding impairments (%)(1)	23.7%	17.5%	15.1%	21.5%	28.0%
(1) Single-family gross margin equals revenue less cost of sales and period costs (other than impairments, deposit write-offs and project abandonments).

WHERE WE’RE HEADED

Our competitive strategies include:

•	offering customer-driven, distinct value propositions to specific market niches in each of our targeted geographies;
•	delivering quality homes to satisfied customers — a principle we measure through “willingness to refer” rates from independent surveys of homebuyers;
•	replicating best practices developed in each geographic area; and
•	optimizing value from our land portfolio.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	15

CORPORATE AND OTHER

WHAT WE DO

Our Corporate and Other segment includes certain gains or charges that are not related to an individual operating segment and transportation operations.

WHERE WE DO IT

Our transportation operations include our marine operations, which provide shipping between North America and Asia, and, until we sold them in December 2010, our railroad operations.

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

HOW MUCH WE SELL

Sales and revenues for our Corporate and Other segment are primarily related to our marine transportation and discontinued international operations. In 2010, our net sales were $253 million compared with $165 million in 2009. The increase in revenues is primarily due to increased revenue in our transportation business during 2010.

Factors that affect revenues in our transportation operations include:

•	international trade levels between North America and its trading partners in Asia,
•	the profile of our competition within our shipping lanes and
•	overall demand for forest products.

Five-Year Summary of Net Sales for Corporate and Other

NET SALES IN MILLIONS OF DOLLARS
	2010	2009	2008	2007	2006
Transportation	$253	$165	$259	$223	$198
International wood products(1)	—	—	133	209	277
Other	—	—	—	—	2
Total	$253	$165	$392	$432	$477
(1) Reflects the divestitures of our Irish composite panels operation in November 2006 and our Australian Operations in July 2008.

Five-Year Trend for Total Net Sales in Corporate and Other

Catchlight Energy

Catchlight Energy is Weyerhaeuser’s joint venture with Chevron, which is focused on the commercialization of liquid transportation fuels produced from conversion of forest-based material. During 2010, Catchlight was engaged in research and development work in the areas of sustainability, feedstock sourcing and scalability, and conversion technologies. Catchlight Energy also spent time developing relationships with selected technology partners. Results of Catchlight Energy are reported in the Corporate and Other segment.

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

ENDANGERED SPECIES PROTECTIONS

In the United States, a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws, including:

•	the northern spotted owl, the marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest;
•	several freshwater mussel and sturgeon species; and
•	the red-cockaded woodpecker, gopher tortoise and American burying beetle in the South or Southeast.

Additional species or populations may be listed as threatened or endangered as a result of pending or future citizen petitions or petitions initiated by federal or state agencies.

Restrictions on our timber harvests result, or could result from:

•	federal and state requirements to protect habitat for threatened and endangered species;
•	additional listings of fish and wildlife species as endangered, threatened or sensitive under the ESA or similar state laws; or
•	regulatory actions taken in the future by federal or state agencies to protect habitat for these species.

Such actions also could increase our operating costs and affect timber supply and prices in general.

In Canada, the federal Species at Risk Act (SARA) requires protective measures for species identified as being at risk and for critical habitat. Environment Canada announced a series of western science studies in 2010 that, with other landscape information, are designed to identify critical habitat. The identification and protection of habitat may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of forestlands in Canada. To date these Canadian measures have not had, and in 2011 will not have, a significant effect on our harvesting operations. We anticipate that future measures will not disproportionally affect Weyerhaeuser as compared with comparable operations.

REGULATIONS AFFECTING FORESTRY PRACTICES

In the United States, regulations established by federal, state and local governments or agencies to protect water quality and wetlands could affect future harvests and forest management practices on some of our timberlands. Forest practice acts in some states in the United States that increasingly affect present or future harvest and forest management activities include:

•	limits on the size of clearcuts,
•	requirements that some timber be left unharvested to protect water quality and fish and wildlife habitat,
•	regulations regarding construction and maintenance of forest roads,
•	rules requiring reforestation following timber harvest,
•	procedures for state agencies to review and approve proposed forest practice activities and
•	various permit programs.

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

In Canada, our forest operations are carried out on public forestlands under forest licenses. All forest operations are subject to:

•	forest practices and environmental regulations and
•	license requirements established by contract between us and the relevant province designed to:
–	protect environmental values and
–	encourage other stewardship values.

On May 18, 2010, 21 member companies of the Forest Products Association of Canada (FPAC), including Weyerhaeuser’s Canadian subsidiary, announced the signing of a Canadian Boreal Forest Agreement (CBFA) with nine environmental organizations. The CBFA applies to approximately 72 million hectares of public forests licensed to FPAC members and, when fully implemented, is expected to lead to the conservation of significant areas of Canada’s boreal forest and protection of woodland caribou. CBFA signators are meeting with provincial governments, and aboriginal and local communities to seek their participation in advancing the goals of the CBFA. Progress under the CBFA will be measured by an independent auditor.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	17

FOREST CERTIFICATION STANDARDS

We operate in North America under the Sustainable Forestry Initiative®. This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. The Sustainable Forestry Initiative® is an independent standard, overseen by a governing board consisting of:

•	conservation organizations,
•	academia,
•	the forest industry and
•	large and small forest landowners.

Compliance with the Sustainable Forestry Initiative® may result in some increases in our operating costs and curtailment of our timber harvests in some areas.

WHAT THESE REGULATIONS AND CERTIFICATION PROGRAMS MEAN TO US

The regulatory and nonregulatory forest management programs described above have:

•	increased our operating costs;
•	resulted in changes in the value of timber and logs from our timberlands;
•	contributed to increases in the prices paid for wood products and wood chips during periods of high demand;
•	sometimes made it more difficult for us to respond to rapid changes in markets, extreme weather or other unexpected circumstances; and
•	potentially encouraged further reductions in the usage of, or substitution of other products for, lumber and plywood.

We believe that these kinds of programs have not had, and in 2011 will not have, a significant effect on the total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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

Final or interim resolution of claims brought by aboriginal groups is expected to result in:

•	additional restrictions on the sale or harvest of timber,
•	potential increase in operating costs and
•	likely effects timber supply and prices in Canada.

We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2011, although they may have such an effect in the future. In 2008, FPAC, of which we are a member, signed a Memorandum of Understanding with the Assembly of First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal youth.

POLLUTION-CONTROL REGULATIONS

Our operations are subject to various laws and regulations, including:

•	federal,
•	state,
•	provincial and
•	local pollution controls.

These laws and regulations, as well as market demands, impose controls with regard to:

•	air, water and land;
•	solid and hazardous waste management;
•	disposal and remediation; and
•	the chemical content of some of our products.

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

Our capital projects typically are designed to:

•	enhance safety,
•	extend the life of a facility,
•	increase capacity,
•	increase efficiency,
•	change raw material requirements,
•	increase the economic value of assets or products and
•	comply with regulatory standards.

We estimate that our capital expenditures made primarily for environmental compliance were approximately $3 million in 2010 (approximately 1 percent of total capital expenditures). Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect that capital expenditures for environmental compliance will be approximately $4 million in 2011 (approximately 2  percent of expected total capital expenditures).

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

We spent approximately $6 million in 2010 and expect to spend approximately $5 million in 2011 on environmental remediation of these sites.

It is our policy to accrue for environmental-remediation costs when we:

•	determine it is probable that such an obligation exists and
•	can reasonably estimate the amount of the obligation.

We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $29 million. The excess amounts required may be insignificant or could range, in the aggregate, up to approximately $97 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.

The United States Environmental Protection Agency (EPA) had promulgated regulations for air emissions from:

•	pulp and paper manufacturing facilities,
•	wood products facilities and
•	industrial boilers.

These regulations cover:

•	hazardous air pollutants that require use of maximum achievable control technology (MACT) and
•	controls for pollutants that contribute to smog, haze and more recently greenhouse gasses.

The U.S. Court of Appeals for the D.C. Circuit issued decisions in 2007:

•	vacating the MACT standards for air emissions from industrial boilers and process heaters and
•	remanding the standards for plywood and composite wood products to the EPA.

The EPA must promulgate:

•	supplemental MACT standards for plywood and composite products and
•	new MACT standards for boilers.

Pending final action by the EPA, we expect:

•	some states may implement MACT requirements for boilers on a case-by-case basis and
•	we might spend as much as $30 million to $100 million over the next few years to comply with the MACT standards that are finally determined by the EPA and the states.

We cannot currently quantify the amount of capital we will need in the future to comply with new regulations being developed by the EPA or Canadian environmental agencies because final rules have not been promulgated.

To comply with these regulations, we:

•	closely monitor legislative, regulatory and scientific developments pertaining to climate change;
•

adopted in 2006, as part of the Company’s sustainability program, a goal of reducing greenhouse gas emissions by 40 percent by 2020 compared with our emissions in 2000, assuming a comparable portfolio and regulations;

•	determined to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels; and
•	reduced greenhouse gas emissions by approximately 10 percent considering changes in the asset portfolio according to 2008 data.

In 2007, the U.S. Supreme Court ruled that greenhouse gases are pollutants that can be subject to regulation under the Clean Air Act. As a result, the EPA:

•	promulgated regulations in 2009 for reporting greenhouse gas emissions that are applicable to our manufacturing operations;
•

issued a final rule in 2010 to limit the growth in greenhouse gas emissions from new projects meeting certain emission thresholds starting in 2011 that applies to our manufacturing operations on a project-by-project basis; and

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	19

•	announced in 2011 that it intends to:
–	defer for three years greenhouse gas permitting requirements for carbon dioxide emissions from biomass and
–	seeks further independent scientific analysis and develops a rulemaking on how biomass emissions should be treated.

It is unclear what the effect of EPA’s greenhouse gas regulations will be on our operations until final rules regarding biomass emissions are promulgated.

Additional factors that could affect greenhouse gas emissions in the future include:

•	policy proposals by state governments regarding regulation of greenhouse gas emissions,
•	Congressional legislation regulating greenhouse gas emissions within the next several years or
•	establishment of a multistate and federal greenhouse gas emissions reduction trading system with potentially significant implications for all U.S. businesses.

It is not yet known when and to what extent these policy activities may come into force or how they may relate to each other in the future.

We believe these measures have not had, and in 2011 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

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

The Canadian federal government:

•	proposed a regulatory framework for air emissions in 2007 that adopted some aspects of the Kyoto Protocol;
•	called for mandatory reductions in greenhouse gas emissions for heavy industrial emissions producers, among other measures, to be put in place by 2010;
•	currently is redesigning the framework to conform to anticipated international cap and trade programs; and
•	reduced the greenhouse gas emission reporting threshold for carbon dioxide equivalents.

Canadian provincial governments:

•	are working on emissions-reduction strategies;
•	have adopted rules requiring reporting of greenhouse gas emissions by large emitters;
•	have adopted rules requiring reductions by large emitters;
•	are developing new provincial requirements for reductions in emissions; and
•	are considering, along with the Canadian federal government, implementing new or revised emission standards for particulate matter, volatile organic compounds, nitrogen oxides and sulfur oxides.

We believe these measures have not had, and in 2011 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

Various levels of government in Canada have started work to address water usage and quality issues. Regional watershed protection is increasing and appears to be a part of future water strategies across Canada. As part of our membership in the U.S. Business Roundtable S.E.E. Change (society, environment and economy) initiative, we established a goal in May 2008 to reduce water use at our cellulose fibers mills 20 percent by 2012, using a 2007 baseline. We achieved a 12.5 percent water use reduction in 2009 compared to our 2007 baseline.

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

STATEMENTS

We make forward-looking statements of our expectations regarding first quarter 2011, including:

•	housing market conditions;
•	earnings in our businesses;
•	market challenges for our Timberlands, Wood Products and Real Estate segments;
•	higher selling prices for our western logs and seasonally higher harvest volumes in Timberlands;
•	improved operating rates, higher selling prices and cost reductions in the Wood Products segment;
•	favorable market conditions, continued strong pricing and increased scheduled maintenance in the Cellulose Fibers segment; and
•	fewer home sale closings and lower margins and prices in our single-family homebuilding operations.

In addition, we base our forward-looking statements on the expected effect of:

•	the economy;
•	foreign exchange rates, primarily the Canadian dollar and the Euro;
•	adverse litigation outcomes and the adequacy of reserves;
•	regulations;
•	changes in accounting principles;
•	contributions to pension plans;
•	projected benefit payments;
•	projected tax rates;
•	loss of tax credits; and
•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

Major risks and uncertainties — and assumptions that we make — that affect our business include, but are not limited to:

•	general economic conditions, including employment rates, housing starts, the level of interest rates, availability of financing for home mortgages, and strength of the U.S. dollar;
•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;
•	performance of our manufacturing operations, including maintenance requirements;
•	raw material prices;
•	successful execution of our internal performance plans and cost-reduction initiatives;
•	energy prices;
•	level of competition from domestic and foreign producers;
•	the effect of weather;
•	transportation costs;
•	risk of loss from fires, floods, windstorms, hurricanes, pest infestations and other natural disasters;
•	federal tax policies;
•	the effect of forestry, land use, environmental and other governmental regulations;
•	legal proceedings;
•	the effect of retirement eligibility and changes in the market price of our common stock on charges for share-based compensation;
•	changes in accounting principles;
•	performance of pension fund investments and related derivatives; and
•	other factors described under Risk Factors.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia — especially Japan and China;
•	currency exchange rates — particularly the relative value of the U.S. dollar to the Canadian dollar, Euro and Yen; and
•	restrictions on international trade or tariffs imposed on imports.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	21

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

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During the period of 2007 through 2010, the mortgage industry experienced significant instability and increasing default rates, particularly with regard to subprime and other nonconforming loans. This caused many lenders to tighten credit requirements and reduce the number of mortgage loans available for financing home purchases. Demand for new homes also has been adversely affected by factors such as continued high unemployment, accelerating foreclosure rates and distress sales of houses, significant declines in home values and a collapse of consumer confidence. Our cancellation rates have fallen, but homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home because of the fear of further price declines.

The company has traditionally carried a larger supply of land for development than many of our competitors. Some of the land was purchased during the last few years. Land prices have fallen in these markets and may continue to fall. As new housing demand in our markets has fallen significantly, we have elected to sell some of our land and lots at a loss or declined to exercise options, even though that required us to forfeit deposits and write off preacquisition costs. We also have changed our competitive strategies in some markets and elected to discontinue or postpone development in other markets in response to the downturn. As a result, we continue to look for opportunities to reposition our portfolio through the sale of our assets.

Our homebuyers’ ability to qualify for and obtain affordable mortgages could be affected by changes in government sponsored entities and private mortgage insurance companies supporting the mortgage market.

The federal government has historically had a significant role in supporting mortgage lending through its sponsorship of Fannie Mae and Freddie Mac. As a result of turbulence in the credit markets and mortgage finance industry in the last few years, the effect of the federal government’s conservatorship of these government sponsored entities on the short-term and long-term demand for new housing remains unclear. The liquidity provided to the mortgage industry by Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, is critical to the housing market. There have been significant concerns about the future purpose of Fannie Mae and Freddie Mac and a number of proposals to curtail their activities over time are under review. Any limitations or restrictions on the availability of financing by these entities could adversely affect interest rates, mortgage financing, and increase the effective cost of our homes, which could reduce demand for our homes and adversely affect our results of operations.

Changes in tax regulations could harm our future sales and earnings.

Significant costs of homeownership include mortgage interest expense and real estate taxes, both of which are generally deductible for an individual’s federal and, in some cases, state income taxes. Any changes to income tax laws by the federal government or a state government to eliminate or substantially reduce these income tax deductions, as has been considered from time to time, would increase the after-tax cost of owning a home. Increases in real estate taxes by local governmental authorities also increase the cost of homeownership. Any such increases to the cost of homeownership could adversely affect the demand for and sales prices of new homes.

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

Continued deteriorating or volatile market conditions could:

•	adversely affect our ability to access credit markets on terms acceptable to us,
•	limit our capital expenditures for repair or replacement of existing facilities or equipment,
•	adversely affect our compliance with covenants under existing credit agreements,
•	result in adverse changes in the credit ratings of our debt securities,
•	have an adverse effect on our customers and suppliers and their ability to purchase our products,
•	adversely affect the banks providing financial security for the transaction structures used to defer taxes related to several major sales of timber,
•	adversely affect the performance of our pension plans requiring additional company contributions and
•	reduce our ability to take advantage of growth and expansion opportunities.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	23

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

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	25

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

REIT STATUS

If we fail to qualify or remain qualified as a REIT, we would be subject to tax at corporate rates and would not be able to deduct dividends to shareholders when computing our taxable income because our timber-related income will be subject to taxation.

In any taxable year we fail to qualify as a REIT, unless we are entitled to relief under the Internal Revenue Code:

•	We would be subject to federal and state income tax on our taxable income at regular corporate rates.
•	We would not be allowed to deduct dividends to shareholders in computing our taxable income.
•	We also would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

If we fail to qualify as a REIT, we might need to borrow funds or liquidate some investments in order to pay the additional tax liability. Accordingly, funds available for investment or dividends to our shareholders would be reduced.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. Although we operate in a manner consistent with the REIT qualification rules, we cannot assure you that we are or will remain so qualified.

In addition, federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the United States Department of the Treasury, and state taxing authorities. Changes to the tax law could adversely affect our shareholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our shareholders may be changed.

Certain of our business activities are potentially subject to prohibited transactions tax or corporate-level income tax.

Under the Internal Revenue Code, REITs generally must engage in the ownership and management of income producing real estate. For the Company, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, and the development or sale of certain timberlands, the manufacture and sale of pulp products, the development of real estate, the building and sale of single-family houses and the development and sale of land and lots for real estate development are conducted through one or more of our wholly-owned taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner we believe that we satisfy the REIT requirements of the Internal Revenue Code and are not subject to the 100 percent tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100 percent prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

The extent of our use of our TRS may affect the price of our common shares relative to the share price of other REITs.

We conduct a significant portion of our business activities through one or more TRSs. Our use of our TRSs enables us to engage in non-REIT qualifying business activities such as the sale of logs, production and sale of wood products and pulp products, real estate development and single-family home sales, and sale of HBU property. Our TRSs are subject to corporate-level tax. Therefore, we pay income taxes on the income generated by our TRSs. Under the Code, no more than 25 percent of the value of the gross assets of a REIT may be represented by securities of one or more TRS. This limitation may affect our ability to increase the size of our TRSs’ operations. Furthermore, our use of TRSs may cause the market to value our common shares differently than the shares of other REITs, which may not use TRSs as extensively as we use them.

We may be limited in our ability to fund distributions using cash generated through our taxable REIT subsidiaries.

The ability of the REIT to receive dividends from our TRS is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75 percent of gross income for each taxable year as a REIT must be derived from passive real estate sources including sales of our standing timber and other types of qualifying real estate income and no more than 25 percent of our gross income may consist of dividends from our TRS and other non-real estate income.

This limitation on our ability to receive dividends from our TRSs may affect our ability to fund cash distributions to our shareholders using cash flows from our TRSs. We can, however, under current law, issue stock dividends for up to 90 percent of our regular dividend distribution for calendar years through 2011. The net income of our TRSs is not required to be distributed, and income that is not distributed will not be subject to the REIT income distribution requirement.

Our cash dividends are not guaranteed and may fluctuate.

Generally, REITs are required to distribute 90 percent of their ordinary taxable income and 95 percent of their net capital gains income. Capital gains may be retained by the REIT, but would be subject to income taxes. If capital gains are retained rather than distributed, our shareholders would be notified and they would be deemed to have received a taxable distribution, with a refundable credit for any federal income tax paid by the REIT. Accordingly, we believe that we are not required to distribute material amounts of cash since substantially all of our taxable income is treated as capital gains income. Our Board of Directors, in its sole discretion, determines the amount of quarterly dividends to be provided to our shareholders based on consideration of a number of factors. These factors include, but are not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

We may not be able to complete desired like-kind exchange transactions for timberlands and real estate we sell.

When we sell timberlands and real estate, we generally seek to match these sales with the acquisition of suitable replacement timberlands. This allows us “like-kind exchange” treatment for these transactions under section 1031 and related regulations of the Code. This matching of sales and purchases provides us with significant tax benefits, most importantly the deferral of any gain on the property sold until ultimate disposition of the replacement property. While we attempt to complete like-kind exchanges wherever practical, we may not be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms and our inability to complete a qualifying like-kind exchange transaction within the time frames required by the Code. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to shareholders as dividends.

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

It is possible that there could be adverse judgments against us in some or all major litigation against us and that we could be

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	27

required to take a charge for all or a portion of any damage award. Any such charge could materially and adversely affect our results of operations for the quarter or year in which we record it.

EXPORT TAXES

We may be required to pay significant export taxes or countervailing and anti-dumping duties for exported products.

We may experience reduced revenues and margins on some of our businesses as a result of export taxes or countervailing and anti-dumping duty applications. For example, in 2001, a group of companies filed petitions with the U.S. Department of Commerce and the International Trade Commission claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports into the U.S. from Canada were being sold in U.S. markets at less than their fair value. We have softwood lumber facilities in Canada that export lumber into the U.S. We paid a total of $370 million in deposits for countervailing duty and anti-dumping tariffs from 2002 through 2006 related to those lumber exports. The U.S. and Canadian governments reached a settlement of the dispute in 2006. As a result of the settlement, we received a refund of $344 million fourth quarter 2006. However, our Canadian softwood lumber facilities will have to pay an export tax when the price of lumber is at or below a threshold price. The export tax could be as high as 22.5 percent if a province exceeds its total allotted export share. Similar types of actions have been initiated from time to time against us and other U.S. producers of products such as paper or lumber by countries such as China and Korea. It is possible that countervailing duty and antidumping tariffs, or similar types of tariffs could be imposed on us in the future. We may experience reduced revenues and margins in any business that is subject to such tariffs or to the terms of the settlements of such international disputes. These tariffs or settlement terms could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets.

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

PROPERTIES

Details about our facilities, production capacities and locations are found in the Our Business — What We Do section of this report.

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

Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities do not include any capacity for facilities that were sold or permanently closed as of the end of 2010.

LEGAL PROCEEDINGS

See Note 16: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements for a summary of legal proceedings.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	29

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange and
•	Chicago Stock Exchange

As of December 31, 2010, there were approximately 10,050 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2010 and 2009 are included in Note 23: Selected Quarterly Financial Information (unaudited) in the Notes to Consolidated Financial Statements.

INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders(1)	37,331,097	$22.19	10,371,757
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	37,331,097	$22.19	10,371,757
(1) Includes 1,963,106 restricted stock units. Because there is no exercise price associated with restricted stock units, such stock units are not included in the weighted average price calculation.

INFORMATION ABOUT COMMON STOCK REPURCHASES

We did not repurchase any common shares in 2010. In December 2008, we announced a stock-repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. We repurchased a total of 66,691 shares of common stock for approximately $2 million under the program during 2009. All common stock purchases under the program were made in open-market transactions.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

Weyerhaeuser Company, S&P 500, S&P Global Timber & Forestry Index and Prior Performance Peer Group

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2005 in Weyerhaeuser common stock, the S&P 500 Index, the S&P Global Timber & Forestry Index and Weyerhaeuser’s prior performance peer group described below.
•	Total return assumes dividends are reinvested quarterly.
•	Measurement dates are the last trading day of the calendar year shown.

Given our changes in our asset portfolio, decreased size and conversion to a Real Estate Investment Trust in 2010, we believe our prior performance peers no longer best reflect our industry and line-of business. Therefore, we selected the S&P Global Timber & Forestry Index as our peer index going forward. The S&P Global Timber & Forestry Index is comprised of 25 of the largest publicly traded companies engaged in the ownership, management or the upstream supply chain of forests and timberlands.

Our prior performance peer group reflected in this analysis includes: Air Products & Chemicals, Alcoa, Ball, Celanese, Domtar, Dow Chemical, Du Pont, Eastman Chemical, Huntsman, International Paper, Louisiana-Pacific, MeadWestvaco, Monsanto, Nucor, Owens-Illinois, PPG Industries, Praxair, Rohm and Haas, Smurfit Stone Container, and United States Steel.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	31

SELECTED FINANCIAL DATA

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER SHARE
	2010	2009	2008	2007	2006
Basic earnings (loss) from continuing operations attributable to Weyerhaeuser common shareholders	$4.00	(2.58)	(8.72)	(1.13)	3.48
Basic earnings (loss) from discontinued operations attributable to Weyerhaeuser common shareholders(1)	—	—	3.15	4.73	(1.63)
Basic net earnings (loss) attributable to Weyerhaeuser common shareholders	$4.00	(2.58)	(5.57)	3.60	1.85
Diluted earnings (loss) from continuing operations attributable to Weyerhaeuser common shareholders	$3.99	(2.58)	(8.72)	(1.13)	3.47
Diluted earnings (loss) from discontinued operations attributable to Weyerhaeuser common shareholders(1)	—	—	3.15	4.73	(1.63)
Diluted net earnings (loss) attributable to Weyerhaeuser common shareholders	$3.99	(2.58)	(5.57)	3.60	1.84
Dividends paid	$26.61	0.60	2.40	2.40	2.20
Weyerhaeuser shareholders’ interest (end of year)	$8.60	19.13	22.78	37.80	38.17
FINANCIAL POSITION
	2010	2009	2008	2007	2006
Total assets:
Forest Products	$11,476	13,248	14,080	20,026	23,238
Real Estate	1,953	2,002	2,615	3,736	3,570
Total	$13,429	15,250	16,695	23,762	26,808
Total Long-term debt:
Forest Products:
Long-term debt	$4,710	5,284	5,560	6,566	7,557
Capital lease obligations	—	—	—	2	44
Total	$4,710	5,284	5,560	6,568	7,601
Real Estate:
Long-term debt	$350	402	456	775	606
Weyerhaeuser shareholders’ interest	$4,612	4,044	4,814	7,981	9,085
Percent earned on average Weyerhaeuser shareholders’ interest	29.6%	(12.3)%	(18.4)%	9.3%	4.8%
OPERATING RESULTS
	2010	2009	2008	2007	2006
Net sales and revenues	$6,552	5,528	8,100	10,933	13,599
Earnings (loss) from continuing operations	$1,283	(568)	(1,909)	(299)	839
Discontinued operations, net of income taxes(1)	—	—	667	1,038	(399)
Net earnings (loss)	1,283	(568)	(1,242)	739	440
Less: Net loss (earnings) attributable to noncontrolling interest	(2)	23	66	51	13
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,281	(545)	(1,176)	790	453
CASH FLOWS
	2010	2009	2008	2007	2006
Net cash from operations	$744	(162)	(1,299)	635	1,624
Cash from investing activities	$143	263	5,459	816	(914)
Cash from financing activities	$(1,289)	(526)	(1,980)	(1,580)	(1,571)
Net change in cash and cash equivalents	$(402)	(425)	2,180	(129)	(861)
STATISTICS (UNAUDITED)
	2010	2009	2008	2007	2006
Number of employees	14,250	14,888	19,843	37,857	46,737
Number of shareholder accounts at year-end:
Common	10,050	10,577	11,088	10,489	11,471
Exchangeable	—	—	—	1,037	1,169
Number of shares outstanding at year-end (thousands):
Common	535,976	211,359	211,289	209,546	236,020
Exchangeable	—	—	—	1,600	1,988
Weighted average shares outstanding – basic (thousands)	319,976	211,342	211,258	219,305	244,931

(1)	A summary of our discontinued operations is presented in Note 4: Discontinued Operations in the Notes to Consolidated Financial Statements.

To implement our decision to be taxed as a REIT, we distributed our accumulated earnings and profits, determined under federal income tax provisions, to our shareholders as a “Special Dividend.” The Special Dividend of $5.6 billion was paid September 1, 2010, and included the regular quarterly dividend of approximately $11 million. More information about our REIT conversion is in Note 2: Real Estate Investment Trust (REIT) Conversion in the Notes to Consolidated Financial Statements, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million. The stock portion of the Special Dividend is treated as the issuance of new shares for accounting purposes and affects our earnings (loss) per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings (loss) per share that is less than would have been the case had the common shares not been issued. See Note 5: Net Earnings (Loss) Per Share in the Notes to Consolidated Financial Statements for pro forma results giving effect to the common stock distribution for diluted earnings per common share as if the common stock distribution had occurred at the beginning of each period.

MANAGEMENT’S DISCUSSION

AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF

OPERATIONS (MD&A)

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	real estate investment trust (REIT) conversion;
•	economic and market conditions affecting our operations;
•	financial performance summary;
•	results of our operations — consolidated and by segment;
•	liquidity and capital resources — where we discuss our cash flows;
•	off-balance sheet arrangements;
•	environmental matters, legal proceedings and other contingencies; and
•	accounting matters — where we discuss critical accounting policies and areas requiring judgments and estimates.

REAL ESTATE INVESTMENT TRUST (REIT) CONVERSION

Our board of directors has determined that conversion to a REIT best supports our strategic direction. For tax purposes, this change was effective January 1, 2010.

We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sale contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings will receive this favorable tax treatment. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our TRS, which principally includes our manufacturing businesses, our real estate development business and our non-qualified timberland segment income. Following are points related to our conversion:

•

We received shareholder approval on April 15, 2010 to issue a significant number of shares to enable the payout of earnings and profits to shareholders. On July 13, 2010, we filed a prospectus supplement with the SEC covering the issuance of the additional shares of stock. See Notes to Consolidated Financial Statements — Note 2: Real Estate Investment Trust (REIT) Conversion for more information.

•

To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions, as a “Special Dividend.” The Special Dividend of $5.6 billion was paid September 1, 2010, and included the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million.

•

The stock portion of the Special Dividend is treated as the issuance of new shares for accounting purposes and affects our earnings (loss) per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings (loss) per share that is less than would have been the case had the common shares not been issued.

•

We reversed certain deferred income tax liabilities, which resulted in a benefit in the Consolidated Statement of Operations during 2010 of approximately $1,064 million. Our 2010 effective income tax rate also decreased due to lower taxes on REIT qualifying timberlands income.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS

The U.S. economy has gradually begun its recovery from the most severe recession since the 1930’s. However, the housing market continues to lag other sectors in the recovery and remains burdened by excess inventory and a diminished pool of qualified homebuyers. The health of the U.S. housing market strongly affects our Real Estate, Wood Products and Timberlands segments. Real Estate focuses on building single family homes. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for logs from our Timberlands segment is affected by the production of wood-based building products. Cellulose Fibers is primarily affected by global demand and the value of the U.S. dollar.

HOUSING MARKET

We track certain indicators such as employment, consumer confidence, housing starts, home sales, foreclosures, home prices, mortgage interest rates and the number of homes for sale to assess housing market conditions.

Throughout 2010 the unemployment rate has remained well above 9 percent but as of December had fallen to 9.4 percent, the lowest level for the year. Weak employment growth contributed to weak consumer confidence, limiting any growth in demand for housing and wood products. Total U.S. housing starts for 2010 were 586 thousand units with single family

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	33

units accounting for 472 thousand of the total. This represents a modest 6 percent gain in total starts over 2009, but remains well below the 1992 through 2007 annual levels of over 1 million single family starts. The number of mortgages in default remains very large and the number of foreclosures is expected to remain high relative to historic trends. This will continue to contribute to the inventory of existing homes which limits demand for new homes. New home sales in the U.S. totaled 321 thousand units in 2010. This low level of new home sales last occurred in 1963 and is a decrease of 14 percent from 2009, the previous record low. At the peak in 2005, new home sales were 1.28 million.

Demand for wood products continued to be affected by the depressed level of new home construction in 2010. Overall demand levels for lumber increased 4 percent from 2009 while demand for oriented strand board (OSB), which is more heavily dependent on residential construction, declined 3 percent from 2009 levels. Demand for both lumber and OSB remain 36 percent to 38 percent below peak levels. As a result, industry operating rates for lumber and OSB averaged between 70 and 80 percent of capacity. Product prices were subject to significant fluctuations in 2010 as a result of low inventories and relatively weak demand. Most prices peaked in the second quarter coinciding with the strongest quarter of construction, only to decrease to levels closer to their costs of production for much of the year. Demand for logs increased as lumber production increased slightly. In the western region, weak domestic demand for logs was offset somewhat by demand from Japan, China and Korea, resulting in increases for western log prices.

U.S. DOLLAR/GLOBAL DEMAND

The U.S. dollar has weakened relative to most developed world currencies over 2010. Cellulose Fibers benefitted from the decline in the value of the U.S. dollar, as our pulp mills became more competitive compared to European, Canadian and South American producers.

The combination of the weaker dollar, steady global demand and decreased capacity resulted in a 41 percent increase in the key indicator northern bleached softwood kraft (NBSK) pulp price in 2010 over 2009. Pulp prices started the year above 2009 levels and increased further as global supplies were strained by production interruptions in Chile, due to earthquakes. The combination of re-started Chilean mills and the production response to higher prices led to a gradual retreat in the key NBSK indicator price in fourth quarter.

The weaker dollar compared to the Yen resulted in U.S. logs being cheaper. Total housing starts in Japan increased 2 percent from 2009 levels; however, wooden housing starts, a key factor influencing demand for export logs, increased almost 8 percent on a year over year basis. The export log market was affected by increased demand from China. Chinese imports of softwood logs from the U.S. are estimated at 2.4 million cubic meters for 2010, an increase of 400 percent from 2009.

WHERE WE ARE HEADED

The U.S. economy has continued to grow through fourth quarter 2010 and into 2011, but there has been no meaningful job growth in the first quarter of 2011. Single-family starts are expected to be higher in the first quarter, as a result of the record low inventory of new homes for sale. Demand for wood products is expected to increase seasonally, however some of this is expected to result from the rebuilding of inventories by dealers and wholesalers. Sustainable demand growth is expected to be modest in 2011. Log prices are expected to rise as a result of the increased seasonal domestic demand for wood products and increasing off-shore demand. The U.S. dollar is expected to remain weak by comparison to the Euro and the Canadian dollar, which will increase the competitive position of U.S. market pulp producers.

FINANCIAL PERFORMANCE SUMMARY

Net Sales and Revenues by Segment

Contribution (Charge) to Pretax Earnings by Segment

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	35

RESULTS OF OPERATIONS

In December 2008, our board of directors amended our bylaws to adopt a December 31 fiscal year-end. Before 2008, our fiscal year ended on the last Sunday of the calendar year. As a result, our fiscal year ended December 31, 2008 had 367 days.

In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions.
•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense not capitalized and income taxes.

CONSOLIDATED RESULTS

HOW WE DID IN 2010

Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales and revenues	$6,552	$5,528	$8,100	$1,024	$(2,572)
Operating income (loss)	$468	$(447)	$(2,601)	$915	$2,154
Earnings from discontinued operations, net of tax	$—	$—	$667	$—	$(667)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,281	$(545)	$(1,176)	$1,826	$631
Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders	$4.00	$(2.58)	$(5.57)	$6.58	$2.99
Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders	$3.99	$(2.58)	$(5.57)	$6.57	$2.99

COMPARING 2010 WITH 2009

In 2010:

•	Net sales and revenues increased $1 billion — 19 percent.
•	Net earnings attributable to Weyerhaeuser common shareholders increased $1.8 billion.

Net Sales and Revenues

Net sales and revenues increased primarily due to the following:

•	increased pulp sales realizations — refer to the Cellulose Fibers segment discussion;
•	increased price realizations and sales volumes for residential building products — refer to the Wood Products segment discussion;
•	increased revenues from our shipping operations — refer to the Corporate and Other segment discussion; and
•	increased price realizations for log sales in the West — refer to the Timberlands segment discussion.

Net Earnings (Loss) Attributable to Weyerhaeuser Common Shareholders

Our net earnings attributable to Weyerhaeuser common shareholders increased primarily due to the following:

•	reversal of certain deferred income tax liabilities as a result of our conversion to a REIT — refer to the income tax discussion;
•	decreased restructuring, closure and asset impairment charges — refer to the Timberlands, Wood Products, Real Estate and Corporate and Other segment discussions;
•	higher price realizations — refer to the Timberlands, Wood Products and Cellulose Fibers segment discussions;
•	recognition of cellulosic biofuel producer credits — refer to the income tax discussion; and
•	higher gross margins from single-family operations — refer to the Real Estate segment discussion.

The increases in our earnings were partially offset by the following:

•	recognition of alternative fuel mixture credits in 2009 that did not recur in 2010 — refer to the Cellulose Fibers segment discussion;
•	recognition of a gain on sale of 140,000 acres of non-strategic timberlands in 2009 — refer to the Timberlands segment discussion; and
•	increased raw materials, maintenance and other operating costs — refer to the Timberlands, Wood Products and Cellulose Fibers segment discussions.

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $2.6 billion — 32 percent.
•	Net loss attributable to Weyerhaeuser common shareholders decreased $631 million — 54 percent.

Net Sales and Revenues

Net sales and revenues decreased primarily due to the following:

•	significantly lower demand and prices for residential building products along with the closure and curtailment of a number of facilities — refer to the Wood Products segment discussion;
•	declines in the number of single-family homes closed and average selling prices — refer to the Real Estate segment discussion;
•	lower pulp sales realizations — refer to the Cellulose Fibers segment discussion; and
•	decreased western log sales due to weaker export and domestic markets — refer to the Timberlands segment discussion.

Net Earnings (Loss) Attributable to Weyerhaeuser Common Shareholders

Our net loss attributable to Weyerhaeuser common shareholders decreased primarily due to the following:

•	decreased asset impairment charges — refer to the Real Estate, Wood Products, Cellulose Fibers and Corporate and Other segments;
•	decreased income tax expense from taxes related to the gains from our discontinued operation transactions in 2008 — refer to the income tax discussion;
•	recognition of alternative fuel mixture credits in 2009 — refer to the Cellulose Fibers segment;
•

decreased selling and general and administrative costs as a result of the implementation of company cost-saving initiatives, a reduction in the number of employees and lower sales volumes across all of our segments;

•	decreased raw materials costs, manufacturing, warehousing and delivery and other cost of sales — refer to the Wood Products segment;
•	recognition of a gain on sale of 140,000 acres of non-strategic timberlands in 2009 — refer to the Timberlands segment discussion;
•	increased earnings from foreign exchange gains — refer to the Corporate and Other segment; and
•	decreased freight, fiber and energy costs — refer to the Cellulose Fibers segment.

These reductions to net loss during 2009 were partially offset by the following:

•	pretax gains recognized on dispositions and investment restructuring — refer to the Corporate segment;
•	reduced harvest volumes and lower domestic and export prices — refer to the Timberlands segment;
•	lower sales price realizations — refer to the Wood Products segment;
•	loss of earnings due to the sale of our Containerboard, Packaging and Recycling business;
•	lower pulp prices and lower pulp sales volumes — refer to the Cellulose Fibers segment;
•	increased restructuring and closure charges — refer to the Corporate and Other and Wood Products segments;
•	decrease in pretax earnings from our shipping and international operations — refer to the Corporate segment; and
•	changes in our U.S. postretirement plans for salaried employees in the U.S. — refer to the Corporate and Other segment.

TIMBERLANDS

HOW WE DID IN 2010

We report sales volume and annual production data for our Timberlands business segment in Our Business/What We Do/Timberlands.

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the last three years:

Net Sales and Revenues and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales and revenues to unaffiliated customers:
Logs:
West	$414	$329	$547	$85	$(218)
South	145	144	97	1	47
Canada	17	13	20	4	(7)
Total	576	486	664	90	(178)
Pay as cut timber sales	33	31	32	2	(1)
Timberlands exchanges(1)	109	66	73	43	(7)
Higher and better-use land sales(1)	22	11	11	11	—
Minerals, oil and gas	60	62	61	(2)	1
Products from international operations(2)	65	44	40	21	4
Other products	9	14	18	(5)	(4)
Subtotal sales to unaffiliated customers	874	714	899	160	(185)
Intersegment sales:
United States	409	392	817	17	(425)
Other	194	145	217	49	(72)
Subtotal intersegment sales	603	537	1,034	66	(497)
Total	$1,477	$1,251	$1,933	$226	$(682)
Net contribution to earnings	$282	$338	$384	$(56)	$(46)

(1)   Disposition of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	37

COMPARING 2010 WITH 2009

In 2010:

•	Net sales and revenues to unaffiliated customers increased $160 million — 22 percent.
•	Intersegment sales increased $66 million — 12 percent.
•	Net contribution to earnings decreased $56 million — 17 percent.

Net Sales and Revenues — Unaffiliated Customers

The $160 million increase in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales increased $85 million due to increased price realizations of 26 percent.
•	Land exchanges, dispositions of non-strategic timberlands and sales of higher and better-use lands increased $54 million.
•	Sales from our International operations increased $21 million due to improvement in prices across most products and increased sales volumes.

Intersegment Sales

The $66 million increase in intersegment sales resulted primarily from the following:

•	$49 million increase due to increased Canadian log and chip sales volumes and
•	$17 million increase due to increase in U.S. log prices.

Net contribution to earnings

The $56 million decrease in net contribution to earnings resulted primarily from the following:

•	$163 million pre-tax gain on the third quarter 2009 sale of 140,000 acres of non-strategic timberland in northwestern Oregon;
•	$24 million decrease due to decreased harvest levels of 9 percent in the South and 12 percent in the West;
•	$30 million decrease resulting from increased incentive compensation and increased allocations of corporate costs to the business segments; and
•	$17 million increase in operating costs, which includes higher road maintenance, and increased fuel costs.

These items were partially offset by:

•	$125 million increase primarily due to higher domestic and export prices;
•	$27 million increase due to land exchanges, dispositions of non-strategic timberlands and sales of higher and better-use lands; and
•	$25 million decrease in charges for restructuring, closures and asset impairments.

COMPARING 2009 WITH 2008

In 2009:

•	Net log sales and revenues to unaffiliated customers decreased $178 million — 27 percent.
•	Sales of other products to unaffiliated customers decreased $7 million — 3 percent.
•	Intersegment sales decreased $497 million — 48 percent.
•	Net contribution to earnings decreased $46 million — 12 percent.

Net Sales and Revenues — Unaffiliated Customers

The $185 million decrease in net sales and revenues to unaffiliated customers resulted from:

•	$218 million decrease — 40 percent — in log sales in the West as sales volumes decreased 36 percent and price realizations decreased 6 percent due to weaker domestic and export markets;
•	$7 million decrease — 35 percent — in log sales in Canada as sales volume in Canada decreased 23 percent and price realizations decreased 15 percent primarily due to weaker demand; and
•	$7 million decrease — 3 percent — in other sales and revenues from unaffiliated customers primarily due to lower timberlands exchange revenues.

These decreases were partially offset by $47 million — 48 percent — increase in log sales in the South as sales volumes increased 51 percent, primarily due to sales of fiber logs to International Paper for use at locations that previously were owned by Weyerhaeuser and higher grade log sales to domestic customers.

Intersegment Sales

The $497 million decrease in intersegment sales primarily resulted from:

•	fewer Weyerhaeuser mills in operation as a result of closures and curtailments of Wood Products operations in the United States; and
•	sales to Containerboard, Packaging and Recycling operations became third-party sales after we sold the business to International Paper in August 2008.

Net contribution to earnings

The $46 million decrease in net contribution to earnings primarily resulted from:

•	$146 million due to a 40 percent reduction in harvest in the West and 27 percent reduction in harvest in the South;
•	$113 million due to lower domestic and export prices in the West and South; and
•	$15 million due to asset impairments.

These decreases were partially offset by the following:

•	$163 million pretax gain on a sale of 140,000 acres of non-strategic timberland in northwestern Oregon in third quarter 2009;
•	$44 million reduction of operating costs, including lower salvage logging costs, lower fuel costs and reduced spending on silviculture; and
•	$21 million reduction in selling, general and administrative costs as a result of cost cutting measures.

OUR OUTLOOK

Excluding the disposition of non-strategic timberlands, we expect higher earnings in first quarter compared with the fourth. The company expects higher selling prices for western logs and seasonally higher harvest volumes. A sale of approximately 82,000 acres of non-strategic timberlands in southwest Washington that occurred subsequent to year end, will contribute approximately $150 million in pre-tax earnings.

WOOD PRODUCTS

HOW WE DID IN 2010

We report sales volume and annual production data for our Wood Products business segment in Our Business/What We Do/Wood Products.

Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:

Net Sales and Revenues and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales and revenues:
Structural lumber	$1,044	$846	$1,351	$198	$(505)
Engineered solid section	272	238	414	34	(176)
Engineered I-joists	171	162	284	9	(122)
Oriented strand board	334	234	416	100	(182)
Softwood plywood	73	58	148	15	(90)
Hardwood lumber	223	206	291	17	(85)
Other products produced	145	146	225	(1)	(79)
Other products purchased for resale	329	344	639	(15)	(295)
Total	$2,591	$2,234	$3,768	$357	$(1,534)
Net contribution to earnings	$(310)	$(733)	$(1,547)	$423	$814

COMPARING 2010 WITH 2009

In 2010:

•	Restructuring, closures and impairments decreased $63 million — 36 percent.
•	Net sales and revenues increased $357 million — 16 percent.
•	Net contribution to earnings improved $423 million — 58 percent.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	39

Restructuring, Closures and Asset Impairments

During fourth quarter 2010, we recognized $92 million of impairment charges in the Wood Products segment primarily related to the decision to permanently close three Wood Products facilities that were previously indefinitely closed. These include an engineered wood products facility in Deerwood, Minnesota, a sawmill in Pine Hill, Alabama and an oriented strand board mill in Wawa, Ontario. Total restructuring, closures and asset impairment charges in 2010 for the segment were $114 million. This compares with total Wood Products restructuring, closures and asset impairment charges of $177 million in 2009.

Net Sales and Revenues

The $357 million increase in net sales and revenues was primarily due to the following:

•	Structural lumber average price realizations increased 22 percent.
•	OSB average price realizations increased 27 percent and shipment volumes increased 12 percent.
•	Softwood plywood average price realizations increased 8 percent and shipment volumes increased 17 percent.
•	Hardwood lumber shipment volumes increased 8 percent.

Net Contribution to Earnings

The $423 million improvement in net contribution to earnings was primarily due to the following:

•	$276 million increase due to sales price realizations, primarily OSB and structural lumber;
•	$63 million decrease in charges for restructuring, closure and asset impairment;
•	$59 million decrease in manufacturing and other costs of sales as a result of increased operating efficiencies and cost reductions;
•	$52 million increase in the net pretax gain on the sale of assets and operations, including the sale of certain British Columbia forest licenses and associated rights;
•	$35 million decrease in selling and administrative costs, primarily due to staff reductions in 2009; and
•	$13 million decrease in litigation charges, primarily due to the settlement of Alder litigation in 2009.

These improvements were partially offset by a $64 million increase in log costs.

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $1.5 billion — 41 percent.
•	Net contribution to earnings increased $814 million.

Net Sales and Revenues

Net sales and revenues decreased $1.5 billion primarily due to the following:

•	Structural lumber average price realizations remained flat and shipment volumes decreased 29 percent.
•	Engineered solid section average price realizations decreased 3 percent and shipment volumes decreased 41 percent.
•	Engineered I-joists average price realizations decreased 7 percent and shipment volumes decreased 39 percent.
•	Oriented strand board (OSB) average price realizations decreased 4 percent and shipment volumes decreased 41 percent.
•	Softwood plywood average price realizations decreased 17 percent and shipment volumes decreased 53 percent.
•	Hardwood lumber average price realizations decreased 9 percent and shipment volumes decreased 22 percent.
•	Sales of other products purchased for resale decreased 46 percent as a result of the sale of Canadian and selected U.S. distribution centers and overall decline in demand for building products.

Net Contribution to Earnings

Net contribution to earnings improved $814 million primarily due to the following:

•	$714 million decrease in charges for restructuring, closures and asset impairments, primarily related to a decrease in impairments of goodwill and other assets;
•	$137 million decrease in raw materials, mainly due to decreased log costs;
•	$107 million decrease in selling and administrative charges resulting from staff reductions and continued focus on reducing costs;
•	$57 million decrease in manufacturing and other cost of sales due to mill optimizations and production efficiencies; and
•	$38 million decrease in warehousing and delivery costs as a result of lower shipment volumes and closures of distribution center facilities.

These improvements were partially offset by the following:

•	$206 million decrease due to lower sales price realizations and
•	$25 million decrease in contributions from other products purchased for resale as a result of reduced market demand and closed distribution facilities.

OUR OUTLOOK

Excluding the effect of fourth quarter special items, Weyerhaeuser anticipates a smaller loss from the segment in first quarter due to improved operating rates, higher selling prices, and continued cost reductions.

CELLULOSE FIBERS

HOW WE DID IN 2010

We report sales volume and annual production data for our Cellulose Fibers business segment in Our Business/What We Do/Cellulose Fibers.

Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:

Net Sales and Revenues and Net Contribution to Earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales and revenues:
Pulp	$1,489	$1,148	$1,357	$341	$(209)
Liquid packaging board	337	290	290	47	—
Other products	85	73	118	12	(45)
Total	$1,911	$1,511	$1,765	$400	$(254)
Net contribution to earnings	$412	$444	$147	$(32)	$297

COMPARING 2010 WITH 2009

In 2010:

•	Net sales and revenues increased $400 million — 26 percent.
•	Net contribution to earnings decreased $32 million — 7 percent.

Net Sales and Revenues

Net sales and revenues increased $400 million primarily due to the following:

•

Pulp price realizations increased $192 per ton — 28 percent — primarily due to tight global softwood pulp inventories, due in part to lower industry production in the first half of 2010 as a result of the Chilean earthquake that occurred in February 2010.

•	Sales volumes for pulp increased 17,000 tons — 1 percent.
•	Liquid packaging board price realizations increased $80 per ton — 8 percent — primarily due to a favorable mix shift toward coated board.
•	Sales volumes for liquid packaging board increased approximately 23,000 tons — 8 percent.

Net Contribution to Earnings

Net contribution to earnings decreased $32 million primarily due to the following:

•

$344 million decrease due to alternative fuel mixture credits, see “Liquidity and Capital Resources — Other Liquidity Related Disclosures” for more information related to the alternative fuel mixture credits;

•	$69 million increase in operating costs, freight and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and
•	$11 million increase in general and administrative cost.

Partially offsetting these decreases in earnings were the following increases:

•	$330 million increase due to higher pulp price realizations,
•	$24 million increase in other product realizations,
•	$25 million increase due to higher liquid packaging board price realizations and
•	$12 million in other non operating income.

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $254 million — 14 percent.
•	Net contribution to earnings increased $297 million — 202 percent.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	41

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

OUR OUTLOOK

We expect Cellulose Fibers earnings to decline in first quarter due to an increase in the number scheduled annual maintenance outages.

REAL ESTATE

HOW WE DID IN 2010

We report single-family unit statistics for our Real Estate business segment in Our Business/What We Do/Real Estate.

Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:

Net Sales and Revenues and Net Contribution to Earnings for Real Estate

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales and revenues:
Single-family housing	$842	$832	$1,294	$10	$(462)
Land	64	68	99	(4)	(31)
Other	17	4	15	13	(11)
Total	$923	$904	$1,408	$19	$(504)
Net contribution to earnings	$91	$(299)	$(1,357)	$390	$1,058

COMPARING 2010 WITH 2009

In 2010:

•	Net sales and revenues increased $19 million — 2 percent.
•	Net contribution to earnings increased $390 million.

Net Sales and Revenues

The $19 million increase in net sales and revenues resulted primarily from:

•	$10 million increase in single-family housing revenues primarily due to a shift in product mix; and
–	The average price of homes closed improved to $396,000 in 2010 from $382,000 in 2009.
–	This was partially offset by a 2 percent decline in home closings — 2010 included closings of 2,125 compared to 2,177 in 2009.
•	$9 million net increase in land and other revenues primarily related to the sale of an apartment building in 2010.

Net Contribution to Earnings

The $390 million increase in net contribution to earnings resulted primarily from:

•	$240 million decrease in impairments and other related charges;

42

•

$56 million increase — 37 percent — in contribution from single-family closings. The net contribution reflects a $60 million benefit as a result of improved margins due to the mix of homes closed, partially offset by a $4 million decrease as a result of fewer closings;

•	$24 million decrease in restructuring and other related charges;
•	$24 million increase in contributions from sales of partnership interests — 2010 included gains of $33 million on sales compared to $9 million in 2009;
•	$23 million increase in contribution from land and lot sales;
•	$19 million decrease in selling and general and administrative expenses due to cost cutting measures, including reductions in headcount; and
•	$4 million increase in contributions from partnership income — 2010 included income of $12 million compared to $8 million in 2009.

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $504 million — 36 percent.
•	Net contribution to earnings increased $1.1 billion — 78 percent.

Net Sales and Revenues

The $504 million decrease in net sales and revenues resulted from:

•	Single-family revenues decreased $462 million — 36 percent. This included:
–	$410 million due to a 32 percent decrease in single-family home closings and
–	$52 million due to a 6 percent decrease in the average sales price of homes closed.
•	Land and lot sales decreased $31 million — 31 percent.
•	Other revenue decreased $11 million.

Net Contribution to Earnings

The $1.1 billion increase in net contribution to earnings resulted from:

•	$815 million decrease in impairments and write-offs of preacquisition and abandoned community costs;
•	$233 million increase in contribution from land and lot sales;
•

$73 million benefit from lower selling, general and administrative costs, primarily due to lower sales volumes, a reduction in the number of open communities, and general cost cutting measures, including a reduction in headcount.

Offsetting the increase was:

•	$56 million decrease in single-family gross margin, primarily the result of fewer closings at lower prices; and
•	$17 million increase in restructuring charges, primarily related to vacated office space and headcount reductions.

OUR OUTLOOK

We expect a small loss from single-family homebuilding operations in first quarter due to fewer home sale closings and lower margins.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	43

CORPORATE AND OTHER

We report what our Corporate and Other segment includes in Our Business/What We Do/Corporate and Other.

Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:

Net Sales and Revenues and Net Contributions to Earnings for Corporate and Other

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales and revenues	$253	$165	$392	$88	$(227)
Net contributions to earnings	$71	$(107)	$1,558	$178	$(1,665)

HOW WE DID IN 2010

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

We completed the sale of our five short line railroads in December 2010

COMPARING 2010 WITH 2009

In 2010:

•	Net sales and revenues increased $88 million — 53 percent.
•	Net contributions to earnings increased $178 million.

Net Sales and Revenues

The $88 million increase in net sales and revenues primarily consisted of increased revenues generated by our Westwood Shipping operations as a result of higher volumes and prices.

Net Contribution to Earnings

Net contribution to earnings increased $178 million, primarily resulting from the following:

•	$183 million decrease in charges for asset impairments and corporate restructuring activities;
•	$46 million increase for the gain on the sale of our five short line railroads; and
•	$32 million increase in earnings from transportation operations, primarily from our Westwood Shipping operations.

These increases were partially offset by the following:

•	$29 million decrease related to litigation and insurance reimbursements received in 2009;
•	$28 million decrease in foreign exchange, primarily resulting from a smaller change in the Canadian dollar relative to the U.S. dollar in 2010 as compared to 2009; and
•	$18 million decrease related to the 2009 sale of a Honolulu box plant site.

COMPARING 2009 WITH 2008

In 2009:

•	Net sales and revenues decreased $227 million — 58 percent.
•	Net contribution to earnings decreased $1.7 billion.

Net Sales and Revenues

Net sales and revenues decreased, primarily due to the sale of our Australian operations in July 2008 and decreased revenue in our transportation business during 2009.

Net Contribution to Earnings

The $1.7 billion decrease in net contribution to earnings resulted from:

•	$1.2 billion pretax gain recognized in 2008 from the sale of our Containerboard, Packaging and Recycling business;
•	$250 million pretax non-cash gain recognized in 2008 from restructuring our joint ventures in Uruguay in 2008;
•	$218 million pretax gain recognized in 2008 from the sale of our Australian operations;
•	$64 million reduction in net pension and postretirement credits primarily related to the remeasurement of plan assets and liabilities partially offset by changes in plan participation;
•	$55 million decrease in earnings from Westwood Shipping operations, as well as international operations that were disposed of in 2008;
•	$52 million pretax gain recognized in 2008 from changes in our U.S. postretirement plans for salaried employees in the U.S; and
•	$51 million increase in charges for asset impairments and restructuring activities, primarily related to 2009 pension settlements and curtailments.

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

CONTAINERBOARD, PACKAGING AND RECYCLING

On August 4, 2008, our Containerboard, Packaging and Recycling business was sold to International Paper. As a result, the year ended December 31, 2008, includes 31 weeks of operations. Subsequent to third quarter 2008, we no longer have results of operations for the Containerboard, Packaging and Recycling segment.

Here are net sales and revenues and net contribution to earnings for 2008:

Net Sales and Revenues and Net Contribution to Earnings for Containerboard, Packaging and Recycling

DOLLAR AMOUNTS IN MILLIONS
2008
Net sales and revenues:
Containerboard	$301
Packaging	2,449
Recycling	275
Kraft bags and sacks	56
Other products	88
Total	$3,169
Net contribution to earnings	$204

INTEREST EXPENSE

Including interest expense reported in discontinued operations, our net interest expense incurred for the last three years was:

•	$452 million in 2010,
•	$462 million in 2009 and
•	$414 million in 2008.

In connection with the repayments, included in our net interest expense, we recognized the following pretax (gains) losses on early extinguishment of debt:

•	$50 million in 2010,
•	$28 million in 2009 and
•	$(32) million in 2008.

Reductions in our amount of outstanding debt was:

•	$627 million in 2010,
•	$327 million in 2009 and
•	$1.4 billion in 2008.

INCOME TAXES

Our benefit for income taxes for our continuing operations over the last three years was:

•	$1,187 million in 2010,
•	$274 million in 2009 and
•	$900 million in 2008.

During 2010, we recorded the following tax benefits or charges:

•	We reversed certain deferred income tax liabilities as a result of our conversion to a REIT, which resulted in a benefit of $1,064 million. See Note 2: Real Estate Investment Trust (REIT) Conversion.
•	We recorded a tax benefit of $149 million for cellulosic biofuel producer credits; see “Fuel Credits” for more information.
•

We recorded a $32 million tax charge as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act and a change in our postretirement medical plan.

During 2008, we recorded a tax benefit of $57 million as a result of Timber provisions in the Food, Conservation and Energy Act (TREE Act) of 2008 enacted May 22, 2008. The provision was effective for one year and reduced the capital gains tax rate on qualified timber sales from 35 percent to 15 percent.

In addition, income tax expense recorded in connection with divestitures is included in discontinued operations and includes the tax expense on dispositions of $887 million related to the gain on sale of our Containerboard, Packaging and Recycling business and $58 million related to the gain on sale of our Australian operations in 2008.

As a REIT, we will no longer be required to pay corporate level tax on income of the REIT that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We will also continue to be required to pay federal corporate income taxes on earnings of our TRS, which principally includes our manufacturing businesses, our real estate development business and the portion of our timberlands segment income included in the TRS.

The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

AMOUNTS PER SHARE
	2010	2009	2008
Qualified distributions	$25.53	$0.60	$2.40
Capital gain distributions	0.61	—	—
Return of capital	—	—	—
Non-taxable distribution of pre-March 1, 1913 earnings	0.47	—	—
Total distributions	$26.61	$0.60	$2.40

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	45

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound, conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and
•	have access at all times to major financial markets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;
•	cash paid to employees, suppliers and others;
•	cash paid for interest on our debt; and
•	cash paid or received for taxes.

Consolidated net cash provided by (used in) our operations was:

•	$744 in 2010,
•	$(162) million in 2009 and
•	$(1.3) billion in 2008.

COMPARING 2010 WITH 2009

Net cash provided by operations increased $906 million in 2010 as compared with 2009:

•

Cash we received from customers increased approximately $864 million primarily due to increased price realizations and shipment volumes from our Wood Products, Cellulose Fibers and Timberlands segments.

•	Consolidated cash received for income taxes increased $495 million as compared to 2009.

Partially offsetting these increases was an increase of cash paid to employees, suppliers and others of approximately $234 million and pension contributions of $233 million in 2010.

COMPARING 2009 WITH 2008

Net cash used in operations decreased $1.1 billion in 2009 as compared with 2008 due to the following:

•	Consolidated cash paid for income taxes decreased by $1.1 billion primarily due to taxes paid on the sale of our Containerboard, Packaging and Recycling business in 2008.
•	Cash we received from customers increased $559 million net of cash paid to employees, suppliers and others. This increase was primarily due to:
–	Cash from operations declined as a result of significantly lower demand for building materials due to the continued deterioration of the U.S. housing market.
–	2008 cash from operations includes 31 weeks of Containerboard, Packaging and Recycling and approximately 30 weeks of Australian operations prior to their sales.
•	We received $213 million from alternative fuel mixture credits in 2009.

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

In an IRS memo dated June 28, 2010, the IRS concluded that black liquor sold or used in 2009 qualifies for the cellulosic biofuel producer credit. With the recognition that black liquor potentially qualifies for either the cellulosic biofuel producer credit or the alternative fuel mixture credit (but not both on the same gallon of black liquor), the IRS has provided instructions that would allow a taxpayer to refund alternative fuel mixture credits already received and claim the higher cellulosic biofuel producer credit. We received our registration as a cellulosic biofuel producer in third quarter 2010. In an IRS memo dated October 5, 2010, the IRS concluded that both the alternative fuel mixture credit and the cellulosic biofuel producer credit could be claimed by a taxpayer in the same year. During 2009, we produced approximately 238 million gallons of black liquor, which did not qualify for the alternative fuel mixture credit. This equals $240 million of potential cellulosic biofuel producer credit at $1.01 per gallon, or $149 million net of tax, which we recognized in fourth quarter 2010. Since this credit offsets our income tax liability, we will carry the credit forward.

INVESTING IN OUR BUSINESS

Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation; and
•	proceeds from sale of assets and operations.

Three-Year Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Timberlands	$72	$83	$109
Wood Products	33	57	101
Cellulose Fibers(1)	123	61	54
Containerboard, Packaging and Recycling	—	—	100
Corporate and Other	1	14	61
Real Estate	5	8	18
Total	$234	$223	$443
(1) 2010 includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including the assumption of liabilities of $4 million.

We anticipate that our net capital expenditures for 2011 — excluding acquisitions — will be approximately $250 million. However, that amount could change due to:

•	future economic conditions,
•	weather and
•	timing of equipment purchases.

PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS

Proceeds received from the sale of nonstrategic assets over the last three years were:

•	$213 million in 2010 including:
–	$66 million for the sale of Wood Products assets,
–	$52 million for the sale of five short line railroads,
–	$40 million for the sale of British Columbia forest licenses and associated rights in our Wood Products segment,
–	$33 million for the sale of partnership interests in our Real Estate segment and
–	$21 million for the sale of other non-strategic assets.

•	$355 million in 2009 including:
–	$295 million from the sale of nonstrategic timberlands in Oregon and
–	$20 million from the sale of our closed Honolulu box plant.

•	$6.5 billion in 2008 including:
–	$6.1 billion from the sale of our Containerboard, Packaging and Recycling business;
–	$342 million from the sale of our Australian operations;
–	$62 million from the sale of certain wood products distribution facilities; and
–	$54 million from the sale of property, equipment and other assets.

Discontinued operations are discussed in Note 4: Discontinued Operations in the Notes to Consolidated Financial Statements.

In 2008, $2.1 billion of the proceeds from the sale of our Containerboard, Packaging and Recycling business were used to pay down outstanding debt in the second half of the year.

FINANCING

Cash from financing activities includes:

•	issuances and payment of long-term debt,
•	borrowings and payments under revolving lines of credit and
•	payment of cash dividends.

LONG-TERM DEBT

Our consolidated long-term debt was:

•	$5.1 billion as of December 31, 2010;
•	$5.7 billion as of December 31, 2009; and
•	$6.0 billion as of December 30, 2008.

Long-term debt proceeds were:

•	$0 million in 2010,
•	$491 million in 2009 and
•	$0 million in 2008.

Long-term debt we retired according to its scheduled maturity was:

•	$43 million in 2010,
•	$459 million in 2009 and
•	$504 million in 2008.

Long-term debt we retired prior to its scheduled maturity was:

•	$589 million in 2010,
•	$367 million in 2009 and
•	$500 million in 2008.

The (gains) and losses recognized on early extinguishment of debt were:

•	$50 million in 2010 and
•	$28 million in 2009 and
•	$(32) million in 2008.

See Note 14: Long-Term Debt in the Notes to Consolidated Financial Statements for more information.

REVOLVING CREDIT FACILITIES

As of December 31, 2010, Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1 billion five-year revolving credit facility that expires in December 2011

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	47

(credit facility). WRECO can borrow up to $200 million under the facility. Neither of the entities is a guarantor of the other under this credit facility. In March 2010, Weyerhaeuser Company’s $400 million revolving credit facility expired and was not renewed.

As of December 31, 2010, Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under our credit facility and
•	were in compliance with the credit facility covenants.

We had no borrowings at any time under our available credit facilities during 2010 or 2009. Our net pay-down under our available credit facilities was $452 million during 2008.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion and
•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,
•	plus or minus accumulated comprehensive loss balance related to deferred pension and postretirement income or expense,
•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt
•	plus total defined net worth.

As of December 31, 2010, Weyerhaeuser Company had:

•	a defined net worth of $5.0 billion and
•	a defined debt-to-total-capital ratio of 48.8 percent.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facilities and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,
•	a defined debt-to-total-capital ratio of 80 percent or less and
•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,
•	minus intangible assets,
•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt — including any intercompany debt
•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and
•	total WRECO defined net worth.

As of December 31, 2010, WRECO had:

•	a defined net worth of $840 million and
•	a defined debt-to-total-capital ratio of 51.7 percent.

There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO.

See Note 12: Short-term Borrowings and Lines of Credit in the Notes to Consolidated Financial Statements for more information.

PAYING DIVIDENDS AND REPURCHASING STOCK

We paid dividends of:

•	$608 million in 2010,
•	$127 million in 2009 and
•	$507 million in 2008.

The increase in dividends paid during 2010 is due to the Special Dividend paid on September 1, 2010, as part of our conversion to a REIT.

Changes in the amount of dividends we paid during 2009 and 2008 were primarily due to the decrease in our quarterly dividend from 60 cents to 25 cents in December 2008 and to 5 cents in July 2009.

Our board considered several factors in regards to an appropriate dividend level following REIT conversion. Considerations included the macroeconomic climate, our earnings potential, affordability, our target capital structure, funding for potential growth opportunities and comparability to other timber REIT dividend practices. During December 2010, we provided updated guidance on our dividend level for 2011 by announcing that we expect to pay quarterly dividends of 15 cents per share or 60 cents per share on an annualized basis. On February 10, 2011, our board declared a dividend of 15 cents per share, payable on March 15, 2011.

In December of 2008, the board of directors authorized the additional repurchase of up to $250 million of the company’s outstanding shares. During 2009, we repurchased 66,691 shares of common stock at a cost of $2 million under the stock-repurchase program. We have not repurchased any more common shares since 2009.

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Postretirement Benefit Plans, Note 14: Long-Term Debt, Note 16: Legal Proceedings, Commitments and Contingencies and Note 21: Income Taxes in the Notes to Consolidated Financial Statements.

Significant Contractual Obligations as of December 31, 2010

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations:
Forest Products	$4,716	$—	$869	$—	$3,847
Real Estate	350	33	257	15	45
Interest(1)	4,636	366	638	576	3,056
Operating lease obligations	421	88	142	37	154
Purchase obligations(2)	140	60	41	27	12
Employee-related obligations(3)	697	216	179	58	92
Liabilities related to unrecognized tax benefits(4)	210	—	—	—	—
Total	$11,170	$763	$2,126	$713	$7,206

(1)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2010 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2010 will remain in effect until maturity.

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

(3)   The timing of certain of these payments will be triggered by retirements or other events. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made beyond 2012. Estimated payments of contractually obligated postretirement benefits are not made beyond 2010.

(4)   We have recognized total liabilities related to unrecognized tax benefits of $210 million as of December 31, 2010, including interest of $30 million. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements have not had — and are not reasonably likely to have — a material effect on our current or future financial condition, results of operations or cash flows. Note 10: Variable Interest Entities, Note 11: Real Estate in Process of Development and for Sale and Note 12: Short-term Borrowings and Lines of Credit in the Notes to Consolidated Financial Statements contain our disclosures of:

•	surety bonds,
•	letters of credit and guarantees and
•	information regarding variable interest entities.

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

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	49

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rate,
•	expected long-term rate of return,
•	anticipated trends in health care costs,
•	assumed increases in salaries and
•	mortality rates.

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

Expected Long-Term Rate of Returns

Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plans. The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. After considering all available information at the end of 2010, we continue to assume an expected long-term rate of return of 9.5 percent. Factors we considered include:

•	the 15.3 percent net compounded annual return achieved by our U.S. pension trust investment strategy over the past 26 years and
•	current and expected valuation levels in the global equity and credit markets.

Our expected long-term rate of return is important in determining the net income or expense we recognize for our plans. Every 0.5 percent decrease in our expected long-term rate of return would increase expense or reduce a credit by approximately:

•	$19 million for our U.S. qualified pension plans and
•	$3 million for our Canadian registered pension plans.

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

Discount Rate

Our discount rate as of December 31, 2010, is:

•	5.4 percent for our U.S. pensions plans — compared with 5.9 percent at December 31, 2009;
•	5.0 percent for our U.S. postretirement plans — compared with 5.2 percent at December 31, 2009;
•	5.3 percent for our Canadian pension plans — compared with 6.1 percent at December 31, 2009; and
•	5.2 percent for our Canadian postretirement plans — compared with 6.0 percent at December 31, 2009.

We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.

Pension and postretirement benefit expenses for 2011 will be based on the 5.4 percent and 5.0 percent assumed discount rates for U.S. plans and the 5.3 percent and 5.2 percent assumed discount rates for the Canadian plans.

Our discount rate is important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$25 million for our U.S. qualified pension plans and
•	$4 million for our Canadian registered pension plans.

Contributions Made and Benefits Paid

During 2010:

•	We contributed approximately $150 million to our U.S. qualified pension plans.
•	We contributed approximately $23 million to our U.S. nonqualified pension plans.
•

We contributed approximately $6 million to our Canadian registered and nonregistered pension plans in accordance with minimum funding rules in accordance with the respective provincial regulations. We also chose to make voluntary contributions of approximately $54 million to our largest registered plan during 2010.

•	We made benefit payments of approximately $47 million related to our U.S. and Canadian other postretirement plans.

During 2011:

Based on estimated year end assets and projections of plan liabilities we expect to:

•	have a required contribution for our U.S. qualified plan for 2011 of approximately $20 million, which is payable by September 15, 2012;
•	be required to contribute approximately $80 million to our Canadian registered and nonregistered pension plans;
•	contribute $19 million to our U.S. nonqualified pension plans; and
•	make benefit payments of $44 million to our U.S. and Canadian other postretirement plans.

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

IMPAIRMENT OF LONG-LIVED ASSETS: REAL ESTATE

We review homebuilding long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recorded long-lived homebuilding asset impairments and related charges attributable to Weyerhaeuser shareholders of $21 million in 2010, $261 million in 2009 and $1.1 billion in 2008.

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

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	51

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

Income Approach

We generally use the income approach to determine fair value of real estate for our inactive projects. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The fair value measurement is based on the value indicated by current market expectations regarding those future estimated cash inflows and outflows. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in 2010 ranged from 15 percent to 18 percent. The income approach relies on management judgment regarding the various inputs to the undiscounted cash flow forecasts.

CONTINGENT LIABILITIES

We are subject to lawsuits, investigations and other claims related to environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.

We record contingent liabilities when:

•	it becomes probable that we will have to make payments and
•	the amount of loss can be reasonably estimated.

Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including:

•	historical experience,
•	judgments about the potential actions of third party claimants and courts and
•	recommendations of legal counsel.

In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that an ultimate loss may occur.

While we do our best in developing our projections, recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges in other (income) expense, net. These exposures and proceedings can be significant and the ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year. See Note 16: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements for more information.

DEPLETION

We record depletion — the costs attributed to timber harvested — as trees are harvested.

To calculate our depletion rate, which is updated annually, we:

•	take the total carrying cost of the timber and
•	divide by the total timber volume estimated to be harvested during the harvest cycle.

Estimating the volume of timber available for harvest over the harvest cycle requires the consideration of the following factors:

•	changes in weather patterns,
•	effect of fertilizer and pesticide applications,
•	changes in environmental regulations and restrictions,
•	limits on harvesting certain timberlands,
•	changes in harvest plans,
•	scientific advancement in seedling and growing technology and
•	changes in harvest cycles.

In addition, the length of the harvest cycle varies by geographic region and species of timber.

Depletion-rate calculations do not include estimates for:

•	future silviculture — or sustainable forest management — costs associated with existing stands;
•	future reforestation costs associated with a stand’s final harvest; and
•	future volume in connection with the replanting of a stand subsequent to its final harvest.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Currently there are no significant prospective accounting pronouncements that are expected to have an impact on us.

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

SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2010

DOLLAR AMOUNTS IN MILLIONS
	2011	2012	2013	2014	2015	THEREAFTER	TOTAL	FAIR VALUE
Forest Products:
Fixed-rate debt	$—	$529	$340	$—	$—	$3,847	$4,716	$5,029
Average interest rate	—	6.75%	7.33%	—	—	7.44%	7.35%	N/A
Real Estate:
Fixed-rate debt	$33	$188	$69	$15	$—	$20	$325	$335
Average interest rate	7.43%	6.11%	6.14%	6.22%	—	6.49%	6.27%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$25	$25	$25
Average interest rate	—	—	—	—	—	0.27%	0.27%	N/A

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	53

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 25, 2011

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2010

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2010	2009	2008
Net sales and revenues	$6,552	$5,528	$8,100
Costs of products sold	5,392	5,127	7,508
Gross Margin	1,160	401	592
Selling, general and administrative expenses	677	709	996
Research and development expenses	34	51	66
Alternative fuel mixture credits (Note 21)	—	(344)	—
Charges for restructuring, closures and impairments (Note 19)	149	698	2,118
Other operating costs (income), net (Note 20)	(168)	(266)	13
Operating income (loss)	468	(447)	(2,601)
Interest income and other	83	74	366
Impairment of investments and other related charges (Note 19)	(3)	(7)	(160)
Interest expense, net of capitalized interest	(452)	(462)	(414)
Earnings (loss) from continuing operations before income taxes	96	(842)	(2,809)
Income tax benefit (Note 21)	1,187	274	900
Earnings (loss) from continuing operations	1,283	(568)	(1,909)
Earnings from discontinued operations, net of income taxes (Note 4)	—	—	667
Net earnings (loss)	1,283	(568)	(1,242)
Less: net (earnings) loss attributable to noncontrolling interests	(2)	23	66
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,281	$(545)	$(1,176)
Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 5):
Continuing operations	$4.00	$(2.58)	$(8.72)
Discontinued operations	—	—	3.15
Net earnings (loss) per share	$4.00	$(2.58)	$(5.57)
Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 5):
Continuing operations	$3.99	$(2.58)	$(8.72)
Discontinued operations	—	—	3.15
Net earnings (loss) per share	$3.99	$(2.58)	$(5.57)
Dividends paid per share (Note 2)	$26.61	$0.60	$2.40
Weighted average shares outstanding (in thousands) (Note 5)
Basic	319,976	211,342	211,258
Diluted	321,096	211,342	211,258

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	55

CONSOLIDATED BALANCE SHEET

ASSETS

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	DECEMBER 31, 2010	DECEMBER 31, 2009
Forest Products
Current assets:
Cash and cash equivalents	$1,466	$1,862
Short-term investments	—	49
Receivables, less allowances of $8 and $12	432	370
Receivables for taxes	19	602
Receivable from pension trust (Note 9)	—	146
Inventories (Note 6)	478	447
Prepaid expenses	81	82
Deferred tax assets (Note 21)	113	109
Total current assets	2,589	3,667
Property and equipment, less accumulated depreciation of $6,784 and $6,682 (Note 7)	3,217	3,611
Construction in progress	123	52
Timber and timberlands at cost, less depletion charged to disposals	4,035	4,010
Investments in and advances to equity affiliates (Note 8)	194	197
Goodwill	40	40
Deferred pension and other assets	363	756
Restricted assets held by special purpose entities (Note 10)	915	915
	11,476	13,248
Real Estate
Cash and cash equivalents	1	7
Receivables, less discounts and allowances of $3 and $2	51	32
Real estate in process of development and for sale (Note 11)	517	598
Land being processed for development	974	917
Investments in and advances to equity affiliates (Note 8)	16	17
Deferred tax assets (Note 21)	266	299
Other assets	120	126
Consolidated assets not owned (Note 10)	8	6
	1,953	2,002
Total assets	$13,429	$15,250

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

LIABILITIES AND EQUITY

	DECEMBER 31, 2010	DECEMBER 31, 2009
Forest Products
Current liabilities:
Notes payable and commercial paper (Note 12)	$—	$4
Current maturities of long-term debt (Notes 14 and 15)	—	3
Accounts payable	340	317
Accrued liabilities (Note 13)	734	631
Total current liabilities	1,074	955
Long-term debt (Notes 14 and 15)	4,710	5,281
Deferred income taxes (Note 21)	366	1,538
Deferred pension, other postretirement benefits and other liabilities	1,323	2,000
Liabilities (nonrecourse to Weyerhaeuser) held by special-purpose entities (Note 10)	772	768
Commitments and contingencies (Note 16)
	8,245	10,542
Real Estate
Long-term debt (Notes 14 and 15)	350	402
Other liabilities	212	252
Consolidated liabilities not owned (Note 10)	8	—
Commitments and contingencies (Note 16)
	570	654
Total liabilities	8,815	11,196
Equity:
Weyerhaeuser shareholders’ interest (Notes 2, 17 and 18):
Common shares: $1.25 par value; authorized 1,360,000,000 and 400,000,000 shares; issued and outstanding: 535,975,518 and 211,358,955 shares	670	264
Other capital	4,552	1,786
Retained earnings	181	2,658
Cumulative other comprehensive loss	(791)	(664)
Total Weyerhaeuser shareholders’ interest	4,612	4,044
Noncontrolling interests	2	10
Total equity	4,614	4,054
Total liabilities and equity	$13,429	$15,250

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	57

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2010

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Cash flows from operations:
Net earnings (loss)	$1,283	$(568)	$(1,242)
Noncash charges (credits) to income:
Depreciation, depletion and amortization	503	538	689
Deferred income taxes, net (Note 21)	(1,257)	66	(1,005)
Pension and other postretirement benefits (Note 9)	(21)	(19)	(200)
Share-based compensation expense (Note 18)	24	26	47
Equity in (income) loss of equity affiliates	—	(3)	(32)
Litigation charges	—	—	(13)
Charges for impairment of assets (Notes 19)	117	458	2,164
Net gains on dispositions of assets and operations (Note 20)	(149)	(197)	(1,422)
(Gain) loss on early extinguishment of debt (Note 14)	50	28	(32)
Gain on Uruguay restructuring (Note 8)	—	—	(250)
Foreign exchange transaction (gains) losses (Note 20)	(8)	(41)	48
Decrease (increase) in working capital:
Receivables less allowances	(67)	93	48
Receivable for taxes	583	(529)	—
Inventories	(30)	251	(10)
Real estate and land	5	125	232
Prepaid expenses	2	23	65
Accounts payable and accrued liabilities	(116)	(349)	(258)
Deposits on land positions and other assets	(10)	13	(2)
Pension contributions	(233)	(62)	(28)
Other	68	(15)	(98)
Net cash from operations	744	(162)	(1,299)
Cash flows from investing activities:
Property and equipment	(194)	(187)	(390)
Timberlands reforestation	(36)	(36)	(53)
Acquisition of timberlands	(56)	(16)	(165)
Redemption of short-term investments	49	92	553
Distributions from (investments in and advances to) equity affiliates	(2)	(4)	(44)
Proceeds from sale of assets and operations	213	355	6,484
Purchase of short-term investments	—	—	(701)
Repayments from (loan to) pension trust (Note 9)	146	54	(200)
Other	23	5	(25)
Cash from investing activities	143	263	5,459
Cash flows from financing activities:
Issuance of debt	—	491	—
Notes, commercial paper borrowings and revolving credit facilities, net	(4)	—	(373)
Cash dividends (Note 2)	(608)	(127)	(507)
Change in book overdrafts	6	(30)	(79)
Payments on debt (Note 14)	(682)	(854)	(972)
Other	(1)	(6)	(49)
Cash from financing activities	(1,289)	(526)	(1,980)
Net change in cash and cash equivalents	(402)	(425)	2,180
Cash and cash equivalents at beginning of year	1,869	2,294	114
Cash and cash equivalents at end of year	$1,467	$1,869	$2,294
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $29 in 2010, $32 in 2009, and $104 in 2008	$413	$432	$457
Income taxes	$(453)	$42	$1,174

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2010

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Common shares:
Balance at beginning of year	$264	$264	$262
Issued for exercise of stock options	1	—	—
Retraction or redemption of exchangeable shares	—	—	2
Special Dividend (Note 17)	405	—	—
Balance at end of year	$670	$264	$264
Exchangeable shares:
Balance at beginning of year	$—	$—	$109
Retraction or redemption	—	—	(109)
Balance at end of year	$—	$—	$—
Other capital:
Balance at beginning of year	$1,786	$1,767	$1,609
Exercise of stock options	2	—	4
Retraction or redemption of exchangeable shares	—	—	107
Special Dividend (Note 17)	2,745	—	—
Repurchase of common shares	—	(2)	—
Share-based compensation	21	23	51
Other transactions, net	(2)	(2)	(4)
Balance at end of year	$4,552	$1,786	$1,767
Retained earnings:
Balance at beginning of year	$2,658	$3,278	$5,014
Net earnings (loss) attributable to Weyerhaeuser common shareholders	1,281	(545)	(1,176)
Dividends on common shares (Note 17)	(3,758)	(75)	(560)
Balance at end of year	$181	$2,658	$3,278
Cumulative other comprehensive income (loss):
Balance at beginning of year	$(664)	$(495)	$987
Annual changes – net of tax:
Foreign currency translation adjustments	30	91	(229)
Changes in unamortized net pension and other postretirement benefit loss (Note 9)	(166)	(298)	(1,438)
Changes in unamortized prior service credit (Note 9)	9	37	182
Cash flow hedge fair value adjustments	—	(1)	6
Unrealized gains (losses) on available-for-sale securities	—	2	(3)
Balance at end of year	$(791)	$(664)	$(495)
Total Weyerhaeuser shareholders’ interest:
Balance at end of year	$4,612	$4,044	$4,814
Noncontrolling interest:
Balance at beginning of year	$10	$33	$190
Net earnings (loss) attributable to noncontrolling interest	2	(23)	(66)
Contributions	—	2	17
Distributions	—	(2)	(67)
New consolidations, de-consolidations and other transactions	(10)	—	(41)
Balance at end of year	$2	$10	$33
Total equity:
Balance at end of year	$4,614	$4,054	$4,847
Comprehensive income (loss):
Consolidated net earnings (loss)	$1,283	$(568)	$(1,242)
Other comprehensive income (loss):
Foreign currency translation adjustments	30	91	(229)
Changes in unamortized net pension and other postretirement benefit loss, net of tax expense (benefit) of $66 in 2010, ($154) in 2009, and ($851) in 2008	(166)	(298)	(1,438)
Changes in unamortized prior service credit, net of tax expense (benefit) of ($9) in 2010, $3 in 2009, and $106 in 2008	9	37	182
Cash flow hedges:
Net derivative gains, net of tax expense of $9 in 2008	—	—	14
Reclassification of gains, net of tax expense of $1 in 2009, and $5 in 2008	—	(1)	(8)
Unrealized gains (losses) on available-for-sale securities	—	2	(3)
Total comprehensive income (loss)	1,156	(737)	(2,724)
Less: comprehensive (earnings) loss attributable to noncontrolling interest	(2)	23	66
Total comprehensive income (loss) attributable to Weyerhaeuser shareholders	$1,154	$(714)	$(2,658)

See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	59

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2010

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies describe:

•	how we report our results,
•	changes in how we report our results and
•	how we account for various items.

HOW WE REPORT OUR RESULTS

We report our results using:

•	consolidated financial statements,
•	our business segments,
•	foreign currency translation,
•	estimates and
•	a fiscal year that ended December 31.

We converted to a Real Estate Investment Trust (REIT) in 2010. See Note 2: Real Estate Investment Trust (REIT) Conversion for more information.

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

Noncontrolling Interests are presented as a separate component of equity.

We account for investments in and advances to unconsolidated equity affiliates using the equity method, with taxes provided on undistributed earnings. This means that we record earnings and accrue taxes in the period that the earnings are recorded by our unconsolidated equity affiliates.

We report our financial condition in two groups:

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

OUR BUSINESS SEGMENTS

We are principally engaged in:

•	growing and harvesting timber;
•	manufacturing, distributing and selling forest products; and
•	developing real estate and constructing homes.

Our business segments are organized based primarily on products and services.

Our Business Segments and Products

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, minerals, oil and gas and international wood products
Wood Products	Softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution
Cellulose Fibers	Pulp, liquid packaging board and an equity interest in a newsprint joint venture
Real Estate	Real estate development, construction and sales
Corporate and Other	Certain gains or charges that are not related to an individual operating segment and transportation operations
Containerboard, Packaging and Recycling (sold in 2008)	Containerboard, packaging and recycling

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

FOREIGN CURRENCY TRANSLATION

Local currencies are the functional currencies for certain of our operations outside the U.S. We translate foreign currencies into U.S. dollars in two ways:

•	assets and liabilities — at the exchange rates in effect as of our balance sheet date; and
•	revenues and expenses — at average monthly exchange rates throughout the year.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	61

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

OUR FISCAL YEAR

In December 2008, our board of directors amended our bylaws to adopt a December 31 fiscal year-end. Before 2008, our fiscal year ended on the last Sunday of the calendar year. As a result, our fiscal year ended December 31, 2008 had 367 days.

CHANGES IN HOW WE REPORT OUR RESULTS

Changes in how we report our results come from:

•	accounting changes made upon our adoption of new accounting guidance and
•	our reclassification of certain balances and results from prior years to make them consistent with our current reporting.

In 2010, we combined the operating results and cash flows of Forest Products businesses and Real Estate in the Consolidated Statements of Operations and Cash Flows for all periods presented. This was done to simplify our reporting and had no effect on our consolidated results of operations or cash flows. We have not combined Forest Products and Real Estate on our Consolidated Balance Sheet. This is because our Real Estate business has an unclassified balance sheet as a result of the nature of their operations.

ACCOUNTING CHANGES WE IMPLEMENTED IN 2010

Variable Interest Entities (VIE)

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that amends existing consolidation guidance for VIEs by:

•

changing the required approach for identifying the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards calculation with a qualitative approach that focuses on identifying who has the power to direct activities that significantly affect an entity’s economic performance;

•

requiring additional reconsideration events when determining whether an entity is a VIE to include loss of power from voting or similar rights to direct the activities that significantly affect the entity’s economic performance;

•	requiring ongoing assessment of whether an enterprise is the primary beneficiary of a VIE; and
•	requiring additional disclosures over involvement with a VIE.

Our adoption of this guidance in first quarter 2010 did not have a material effect on our results of operations, financial position or cash flows.

RECLASSIFICATIONS

We have reclassified certain balances and results from prior years to be consistent with our 2010 reporting. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest.

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

Reforestation. Generally, we capitalize initial site preparation and planting costs as reforestation. We transfer reforestation to a merchantable timber classification when the timber is considered harvestable. That generally occurs after:

•	15 years in the South and
•	30 years in the West.

Generally, we expense costs after the first planting as they are incurred or over the period of expected benefit. These costs include:

•	fertilization,
•	vegetation and insect control,
•	pruning and precommercial thinning,
•	property taxes and
•	interest.

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

In 2010 the fair value of the reporting unit with goodwill substantially exceeded its carrying value.

Fair Value Measurements

We use a fair value hierarchy in accounting for certain nonfinancial assets and liabilities including:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment,
•	reporting units measured at fair value in the first step of a goodwill impairment test,
•	nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment assessment and
•	asset retirement obligations initially measured at fair value.

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

The fair value hierarchy consists of the following three levels:

•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs are:
–	quoted prices for similar assets or liabilities in an active market;
–	quoted prices for identical or similar assets or liabilities in markets that are not active; or

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	63

–	inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.
•	Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

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

•	$45 million at December 31, 2010; and
•	$55 million at December 31, 2009.

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

Inventories

We state inventories at the lower of cost or market. Cost includes labor, materials and production overhead. We use LIFO — the last-in, first-out method — for certain of our domestic raw material, in-process and finished goods inventories. Our LIFO inventories were:

•	$159 million at December 31, 2010; and
•	$118 million at December 31, 2009.

We use FIFO — the first-in, first-out method — or moving average cost methods for the balance of our domestic raw materials and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated product inventories would have been higher by:

•	$121 million at December 31, 2010; and
•	$127 million at December 31, 2009.

Shipping and Handling Costs

We classify shipping and handling costs in the costs of products sold in our Consolidated Statement of Operations.

Income Taxes

We account for income taxes under the asset and liability method. Unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the company has taken on previously filed tax returns are not sustained. In accordance with the company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

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

Pension and Other Postretirement Benefit Plans

We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans on our Consolidated Balance Sheet and recognize changes in the funded status through comprehensive income (loss) in the year in which the changes occur.

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

Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 9: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2010 and 2009.

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

NOTE 2: REAL ESTATE INVESTMENT TRUST (REIT) CONVERSION

We implemented certain technical changes necessary to convert to a REIT that were effective January 1, 2009. This included changing our fiscal year end to a calendar year end and a number of revisions to our systems and business processes. We also restructured the company so that our non-REIT qualifying assets are held in a wholly-owned subsidiary also known as a taxable REIT subsidiary (TRS), while our parent company continues to hold the majority of our timber assets.

Our board of directors has determined that conversion to a REIT best supports our strategic direction. For tax purpose, this change was effective January 1, 2010.

We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings will receive this favorable tax treatment. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our TRS, which principally includes our manufacturing businesses, our real estate development business and our non-qualified timberland segment income.

At the annual meeting of shareholders on April 15, 2010, our shareholders approved amendments to our articles of

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	65

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

To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions, as a “Special Dividend.” The Special Dividend of $5.6 billion was paid September 1, 2010, and included the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million.

The stock portion of the Special Dividend is treated as the issuance of new shares for accounting purposes and affects our earnings (loss) per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings (loss) per share that is less than would have been the case had the common shares not been issued. See Note 5: Net Earnings (Loss) Per Share for pro forma results giving effect to the common stock distribution for diluted earnings per common share as if the common stock distribution had occurred at the beginning of each period.

During 2010, following the payout of the Special Dividend, we reversed certain deferred income tax liabilities primarily relating to temporary differences on timber assets, which resulted in a benefit in the Consolidated Statement of Operations of $1,064 million. Our 2010 effective income tax rate also decreased due to lower taxes on REIT qualifying timberlands income. See Note 21: Income Taxes for more information.

NOTE 3: BUSINESS SEGMENTS

Our business segments and how we account for those segments are discussed in Note 1: Summary of Significant Accounting Policies. This note provides key financial data by business segment.

DISCONTINUED OPERATIONS

We have disposed of various businesses and operations that are included in the segment results below. See Note 4: Discontinued Operations for information regarding our discontinued operations and the segments affected.

KEY FINANCIAL DATA BY BUSINESS SEGMENT

Sales, Revenues and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	CORPORATE AND OTHER	CONTAINERBOARD PACKAGING AND RECYCLING	DISCONTINUED OPERATIONS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to and revenues from unaffiliated customers
2010	$874	$2,591	$1,911	$923	$253	$—	$—	$6,552
2009	$714	$2,234	$1,511	$904	$165	$—	$—	$5,528
2008	$899	$3,768	$1,765	$1,408	$392	$3,169	$(3,301)	$8,100
Intersegment sales
2010	$603	$74	$—	$—	$19	$—	$(696)	$—
2009	$537	$64	$—	$—	$12	$—	$(613)	$—
2008	$1,034	$166	$7	$—	$34	$2	$(1,243)	$—
Contribution (charge) to earnings (continuing and discontinued operations)
2010	$282	$(310)	$412	$91	$71	$—	$—	$546
2009	$338	$(733)	$444	$(299)	$(107)	$—	$—	$(357)
2008	$384	$(1,547)	$147	$(1,357)	$1,558	$204	$—	$(611)

During 2010 we changed the methodology for allocating corporate costs to the business segments. The amounts for previous years were not reclassified. Had these years been presented using the same method, net contribution (charge) to earnings would have increased or decreased as follows:

Change in Contribution (Charge) to Earnings Resulting from Change in Allocation of Corporate Costs

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	CORPORATE AND OTHER	CONTAINERBOARD PACKAGING AND RECYCLING	DISCONTINUED OPERATIONS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Change in contribution (charge) to earnings (continuing and discontinued operations)
2009	$(16)	$(32)	$(16)	$(3)	$67	$—	$—	$—
2008	$(19)	$(55)	$(21)	$(9)	$132	$(28)	$—	$—

Management evaluates segment performance based on the contributions to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:

Reconciliation of Contribution (Charge) to Earnings to Net Earnings

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Total contribution (charge) to earnings	$546	$(357)	$(611)
Interest expense, net of capitalized interest (continuing and discontinued operations)	(452)	(462)	(415)
Income (loss) before income taxes (continuing and discontinued operations)	94	(819)	(1,026)
Income tax benefit (loss) (continuing and discontinued operations)	1,187	274	(150)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,281	$(545)	$(1,176)

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	67

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	CORPORATE AND OTHER	CONTAINERBOARD PACKAGING AND RECYCLING	DISCONTINUED OPERATIONS AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Depreciation, depletion and amortization
2010	$118	$177	$145	$16	$47	$—	$—	$503
2009	$124	$198	$142	$17	$57	$—	$—	$538
2008	$157	$245	$148	$18	$61	$60	$(63)	$626
Net pension and postretirement credit (cost)
2010	$(6)	$(22)	$(11)	$(3)	$73	$—	$—	$31
2009	$—	$(5)	$(6)	$4	$141	$—	$—	$134
2008	$(2)	$(13)	$(9)	$3	$165	$(10)	$—	$134
Charges for restructuring, closures and impairments(1)
2010	$2	$114	$—	$21	$12	$—	$—	$149
2009	$27	$177	$3	$296	$195	$—	$—	$698
2008	$—	$891	$94	$989	$144	$13	$(13)	$2,118
Equity in income (loss) of equity affiliates and unconsolidated entities
2010	$—	$—	$(6)	$12	$(6)	$—	$—	$—
2009	$—	$—	$2	$8	$(7)	$—	$—	$3
2008	$(2)	$(5)	$17	$21	$10	$—	$(5)	$36
Capital expenditures
2010	$72	$33	$123	$5	$1	$—	$—	$234
2009	$83	$57	$61	$8	$14	$—	$—	$223
2008	$109	$101	$54	$18	$61	$100	$—	$443
Investments in and advances to equity affiliates and unconsolidated entities
2010	$—	$—	$194	$16	$—	$—	$—	$210
2009	$—	$—	$197	$17	$—	$—	$—	$214
2008	$—	$1	$200	$30	$1	$—	$—	$232
Total assets
2010	$4,731	$1,453	$2,365	$1,953	$2,927	$—	$—	$13,429
2009	$4,712	$1,724	$2,255	$2,002	$4,557	$—	$—	$15,250
2008	$4,917	$2,104	$2,363	$2,615	$6,502	$—	$(1,806)	$16,695
(1) See Note 19: Charges for restructuring, closures and asset impairments for more information

NOTE 4: DISCONTINUED OPERATIONS

We have made certain reclassifications in our consolidated financial statements to reflect discontinued operations.

OPERATIONS INCLUDED IN DISCONTINUED OPERATIONS

Discontinued Operations

Operations	Disposition	Segment where activities were included	Pretax gain on sale
Containerboard, Packaging and Recycling business	Sold 2008 — third quarter	Containerboard, Packaging and Recycling	$1.2 billion gain in Corporate and Other
Australian operations	Sold 2008 — third quarter	Corporate and Other	$218 million gain in Corporate and Other

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

NET EARNINGS FROM DISCONTINUED OPERATIONS

Sales, Earnings and Gains from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
2008
Net sales	$3,301
Income from operations	$320
Interest expense and other	(1)
Equity in income of affiliates	5
Income tax expense	(105)
Net earnings from operations	219
Net gain on sale (after-tax):
Containerboard, Packaging and Recycling business	288
Australian operations	160
Net earnings from discontinued operations	$667

NOTE 5: NET EARNINGS (LOSS) PER SHARE

Our basic earnings (loss) per share attributable to Weyerhaeuser shareholders for the last three years were:

•	$4.00 in 2010,
•	$(2.58) in 2009 and
•	$(5.57) in 2008.

Our diluted earnings (loss) per share attributable to Weyerhaeuser shareholders for the last three years were:

•	$3.99 in 2010,
•	$(2.58) in 2009 and
•	$(5.57) in 2008.

This note discloses:

•	how we calculate basic and diluted net earnings per share and
•	our shares with an antidilutive effect.

HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE

“Basic earnings” per share is net earnings divided by the weighted average number of our outstanding common and exchangeable shares. As of year-end 2008, we no longer have exchangeable shares outstanding. More information about this can be found in Note 17: Shareholders’ Interest.

“Diluted earnings” per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common and exchangeable shares and
•	the effect of our outstanding dilutive potential common shares.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	69

Dilutive potential common shares may include:

•	outstanding stock options,
•	restricted stock units or
•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares.

On September 1, 2010 we paid a Special Dividend in association with our REIT conversion. See Note 2: Real Estate Investment Trust (REIT) Conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for each of the last three years, as if the common stock distribution of approximately 324 million shares had occurred at the beginning of each year.

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE FIGURES
	2010	2009	2008
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,281	$(545)	$(1,176)
Diluted earnings (loss) per share:
As reported	$3.99	$(2.58)	$(5.57)
Pro forma	$2.39	$(1.02)	$(2.20)
Diluted weighted average shares outstanding (in thousands)
As reported	321,096	211,342	211,258
Pro forma	537,013	535,661	535,577

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings (loss) per share because they were antidilutive. However, some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	2010	2009	2008
Options	26,385,128	11,720,674	10,312,819
Restricted stock units	—	705,866	713,563
Performance share units	—	218,594	496,343

The increase in options in 2010 is primarily due to our Long-Term Incentive Compensation Plan requiring outstanding stock options to be adjusted as a result of the Special Dividend. See Note 18: Share-Based Compensation for more information on this adjustment.

SHARE REPURCHASE PROGRAM

In December 2008, we announced a share repurchase program under which we are authorized to repurchase up to $250 million of outstanding common shares. We repurchased a total of 66,691 shares of common stock for approximately $2 million under the program during 2009. All common stock purchases under the program were made in open-market transactions. We have not repurchased any more common shares since 2009.

NOTE 6: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Logs and chips	$66	$61
Lumber, plywood, panels and engineered lumber	164	167
Pulp and paperboard	157	114
Other products	79	97
Materials and supplies	133	135
Subtotal	599	574
Less LIFO reserve	(121)	(127)
Total	$478	$447

The LIFO inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, hardwood lumber, pulp and paperboard. We also have the same inventory products outside the U.S. based upon the FIFO method.

HOW WE ACCOUNT FOR OUR INVENTORIES

The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

NOTE 7: PROPERTY AND EQUIPMENT

Forest Products property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.

Carrying Value of Forest Products Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2010	DECEMBER 31, 2009
Property and equipment, at cost:
Land	N/A	$162	$182
Buildings and improvements	10–40	1,572	1,680
Machinery and equipment	2–25	7,372	7,550
Roads	10–20	551	547
Other	3–10	344	334
Total cost		10,001	10,293
Allowance for depreciation and amortization		(6,784)	(6,682)
Property and equipment, net		$3,217	$3,611

SERVICE LIVES AND DEPRECIATION

Buildings and improvements for Forest Products property and equipment have estimated lives that are generally at either the high end or low end of the range from 10 years to 40 years, depending on the type and performance of construction.

The maximum service lives for Forest Products machinery and equipment varies among our operations:

•	Timberlands — 15 years;
•	Wood products manufacturing facilities — 20 years; and
•	Primary pulp mills — 25 years.

Forest Products depreciation expense was:

•	$399 million in 2010,
•	$425 million in 2009 and
•	$541 million in 2008.

NOTE 8: EQUITY AFFILIATES

We have investments in unconsolidated equity affiliates over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by the affiliates.

This note provides information about our:

•	Forest Products equity affiliates and
•	Real Estate equity affiliates.

FOREST PRODUCTS EQUITY AFFILIATES

Following is a list of Forest Products equity affiliates as of December 31, 2010:

Details About Our Equity Affiliates

AFFILIATE	WHAT IT DOES	OUR OWNERSHIP
North Pacific Paper Corporation (NORPAC)	Owns and operates a newsprint manufacturing facility in Longview, Washington	50 percent
Catchlight Energy	Researching and developing technology for converting cellulose-based biomass into economical, low-carbon biofuels	50 percent
Liaison Technologies Inc.	Provides integration and data management services across a wide variety of industries worldwide	16 percent

Uruguay

In April 2008, we completed the process of restructuring our ownership interests in Uruguay and partitioned the timberland and other assets formerly owned through a joint venture. As part of the partitioning, we contributed $23 million, net of cash acquired, to obtain full ownership of a plywood mill formerly owned through the joint venture. These assets and the results of their operations were consolidated in the accompanying financial statements as of April 2008. An estimated noncash restructuring gain of $101 million was recorded in our Corporate and Other segment during second quarter 2008. An additional $149 million gain was recorded in fourth quarter 2008 when the valuation of the partitioned assets was finalized. There was no tax provision on the gain due to a forestry exemption from income taxes in Uruguay, and the fact that the assets are considered indefinitely invested.

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

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	71

Unconsolidated Financial Information of Forest Products Equity Affiliates

Aggregated assets, liabilities and operating results of the entities that we accounted for as equity affiliates are provided below.

Assets and Liabilities of Forest Products Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Current assets	$105	$99
Noncurrent assets	$494	$504
Current liabilities	$52	$35
Noncurrent liabilities	$161	$168

Operating Results of Forest Products Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Net sales and revenues	$530	$474	$639
Operating income (loss)	$(20)	$(12)	$68
Net income (loss)	$(15)	$(16)	$35

Doing Business with Forest Products Affiliates

Doing business with our affiliates varies by the individual affiliate. We:

•	provide a varying mix of goods and services to some of our affiliates and
•	buy finished products from some of our affiliates.

The goods and services we provide include:

•	raw materials,
•	management and marketing services,
•	support services and
•	shipping services.

In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC, which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$57 million at December 31, 2010; and
•	$61 million at December 31, 2009.

REAL ESTATE EQUITY AFFILIATES

Our Real Estate segment holds equity investments in five real estate partnerships and limited liability companies. Our participation in these entities may be as a developer, a builder, or an investment partner. Our ownership percentage varies from 5 percent to 50 percent depending on the investment. Aggregated assets, liabilities and operating results of the entities that we account for as equity affiliates are provided below.

Assets and Liabilities of Real Estate Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Current assets	$20	$24
Noncurrent assets	$718	$863
Current liabilities	$78	$77
Noncurrent liabilities	$384	$496

Results of Operations From Real Estate Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Net sales and revenues	$51	$39	$334
Operating loss	$(31)	$(14)	$(786)
Net loss	$(32)	$(22)	$(798)

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We sponsor several retirement programs for our employees.

This note provides details about:

•	types of plans we sponsor,
•	significant transactions and events affecting plans we sponsor,
•	funded status of plans we sponsor,
•	pension assets,
•	activity of plans we sponsor and
•	actuarial assumptions.

TYPES OF PLANS WE SPONSOR

The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.

In the U.S., our pension plans are:

•	qualified — plans that qualify under the Internal Revenue Code; and
•	nonqualified — plans for select employees that provide additional benefits not qualified under the Internal Revenue Code.

In Canada, our pension plans are:

•	registered — plans that are registered under the Income Tax Act and applicable provincial pension acts; and
•	nonregistered — plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts.

We also offer retiree medical and life insurance plans in the U.S. and Canada. These plans are referred to as other postretirement benefit plans in the following disclosures.

Employee Eligibility and Accounting

The Pension and Other Postretirement Benefit Plans section of Note 1: Summary of Significant Accounting Policies provides information about employee eligibility for pension plans and postretirement health care and life insurance benefits, as well as how we account for the plans and benefits. See Effects of Significant Transactions and Events below for changes to eligibility in the pension and other postretirement benefit plans.

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

EFFECTS OF SIGNIFICANT TRANSACTIONS AND EVENTS

The information that is provided in this footnote is affected by the following transactions and events.

Amendments of Pension and Other Postretirement Benefit Plans for Salaried Employees

During third quarter 2010, we made changes to our postretirement medical plan for certain retirees in the U.S. Specifically, Medicare eligible retirees will be covered by a Health Reimbursement Account (HRA) as of January 1, 2011. The HRA will allow these retirees to purchase coverage through a healthcare exchange, and will provide additional options for coverage. As a result of this plan change, the company will not be receiving a Medicare Part D subsidy for plan years beginning on or after January 1, 2011. The loss of Medicare Part D subsidy is considered in the calculation of the net prior service credit of $3 million resulting from the plan change. This amount will be amortized into the net periodic benefit credits (costs) over the life expectancy of the affected plan participants.

Effective December 31, 2010, the Weyerhaeuser Company Retirement Plan for Hourly Rated Employees was merged into the Weyerhaeuser Company Retirement Plan for Salaried Employees resulting in the Weyerhaeuser Pension Plan. There were no changes to the provisions as a result of the plan merger.

During third quarter 2009, amendments were approved for our postretirement medical and life insurance benefits for certain retirees and employees covered by plans in Canada. The changes to the Canadian plans included a decrease in the amounts paid for postretirement medical and life insurance for certain retirees and employees. As a result of the plan changes, the plans’ liabilities were re-measured at August 31, 2009. The re-measurement and the annual re-measurement at January 1, 2009 reduced the unrecognized gain by $19 million. The plan changes also generated an unrecognized prior service credit of $97 million which will be amortized into net periodic benefit credits (costs) over the remaining future service years of plan members.

During fourth quarter 2009, an amendment was approved for our postretirement life insurance benefit for certain U.S. salaried retirees. The change eliminated the life insurance benefit for certain salaried retirees effective January 1, 2010. The plan’s liabilities were re-measured at November 30, 2009. This re-measurement and the annual re-measurement at January 1, 2009 increased the unrecognized loss by $6 million. This change resulted in a $16 million prior service credit, which was fully recognized in 2009.

During third quarter 2009, we announced changes to the Weyerhaeuser Company Retirement Plan for Salaried Employees for service earned on and after January 1, 2010. The changes included a reduced pension benefit, changes in how benefits payable before age 65 are determined and a change from a single lump sum optional form of payment to an option for seven equal annual installments. There were no changes in the plan’s projected benefit obligation (PBO) for the 2009 plan year as a result of these changes. However, there was a change to the plan’s minimum benefit, which increased for all years of service including those earned prior to January 1, 2010. This change did not have a significant impact on the plan’s PBO, but the effect of the change was reflected in the PBO at December 31, 2009 and prior service cost was established as of December 31, 2009. All of the changes impacted net periodic pension benefit credits (costs) and required funding beginning in 2010.

During second quarter 2008, we announced amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain medical and life insurance benefits that were available to both past and present employees. These changes resulted in a $52 million curtailment gain in second quarter 2008 for full recognition of the pre-existing prior service credit for affected employees.

Restructuring Activities

The information that is provided in this footnote is affected by restructuring activities that occurred in 2010 and 2009.

2010 Restructuring

The 2010 curtailments and special termination benefits are related to involuntary terminations due to company-wide

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	73

restructuring activities, the closure of Wood Products facilities and the sale of five short line railroads. The total curtailment charge for U.S. pension plans was $5 million. There were no curtailment charges or credits to the Canadian pension plans, or the U.S. or Canadian postretirement plans.

Special termination benefits were provided under the pension plan in the U.S. for those terminated employees who were not yet eligible to retire but whose age plus service was at least 65 and had at least ten years of service (Rule of 65). Special termination charges were $5 million.

2009 Restructuring

The cumulative lump sum distributions for the year triggered two settlements in the U.S. Settlement charges of $60 million and $16 million were recognized in third and fourth quarter 2009, respectively.

The 2009 curtailments and special termination benefits were related to involuntary terminations due to company-wide restructuring activities and the closure of Wood Products facilities. The total curtailment charge for the U.S. and Canadian pension plans was $22 million. The net curtailment credit to the Canadian postretirement benefit plans was less than $1 million. There were no curtailment charges or credits to the U.S. postretirement plans.

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

Midyear Re-measurement of Assets and Liabilities

Our pension and other postretirement benefit plans are only re-measured at fiscal year-end unless a significant event occurs that requires re-measurement of the assets or liabilities at an interim date. There were no significant events that triggered re-measurement in 2010. During 2009, the following events required interim re-measurements:

•	The amendment to the other postretirement benefit plans for certain retirees in the U.S. required re-measurement of the plans’ liabilities as of November 30, 2009.
•	The amendment to the other postretirement benefit plans for certain retirees and employees in Canada required re-measurement of the plans’ liabilities as of August 31, 2009.
•

The volume of lump sum distributions from our U.S. qualified pension plan for salaried employees required re-measurement of the plan’s assets and liabilities as of August 31, 2009, the date the settlement was triggered.

The discount rate used to re-measure the plans’ liabilities is reflective of current bond rates on the re-measurement date. As a result of the midyear re-measurements, multiple discount rates were used in estimating our net periodic benefit cost (credit) for 2009. These rates are discussed further in the Actuarial Assumptions portion of this footnote. There was no change to the expected rate of return assumption during 2010, 2009 and 2008.

Receivable From Pension Trust

During 2009 and 2008, there was a high volume of lump sum distributions from our U.S. qualified pension plans. Retirement- eligible employees whose employment with the company terminated in connection with the sale of our Containerboard, Packaging and Recycling business or corporate restructuring activities could elect to receive their pension benefit as a lump sum distribution if permitted in accordance with the plans’ provisions. In addition, market events in late 2008 and early 2009 adversely affected liquidity. For instance, many of the funds in which plan assets are invested changed their redemption terms which delayed some of the pension trusts’ cash receipts. To avoid liquidating assets at depressed prices and, as permitted by law, we elected to provide $285 million of short-term liquidity to the U.S. pension trust through short-term loans. These short-term loans were made in the fourth quarter 2008 and first quarter 2009. The pension trust repaid $139 million in fourth quarter 2009 and the remaining $146 million in 2010.

FUNDED STATUS OF PLANS WE SPONSOR

The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year.

Changes in Projected Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2010	2009	2010	2009
Reconciliation of projected benefit obligation:
Projected benefit obligation beginning of year	$4,759	$4,426	$591	$625
Service cost	44	56	2	2
Interest cost	278	275	24	38
Plan participants’ contributions	—	—	26	21
Actuarial (gains) losses	458	362	(78)	62
Foreign currency exchange rate changes	44	107	4	21
Benefits paid	(332)	(513)	(73)	(74)
Plan amendments	9	15	(3)	(113)
Curtailment gains	—	(25)	—	—
Settlements	—	42	—	—
Special termination benefits	5	14	—	9
Plan assumptions in connection with an acquisition	2	—	3	—
Projected benefit obligation at end of year	$5,267	$4,759	$496	$591

Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2010	2009	2010	2009
Fair value of plan assets at beginning of year (actual)	$4,325	$3,845	$—	$—
Actual return on plan assets	515	691	—	—
Foreign currency exchange rate changes	32	74	—	—
Employer contributions	233	62	47	53
Plan participants’ contributions	—	—	26	21
Benefits paid (includes lump sum settlements)	(332)	(513)	(73)	(74)
Fair value of plan assets at end of year (estimated)	$4,773	$4,159	$—	$—

Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2010	2009	2010	2009
Noncurrent assets	$—	$377	$—	$—
Current liabilities	(20)	(20)	(45)	(60)
Noncurrent liabilities	(474)	(957)	(451)	(531)
Funded status	$(494)	$(600)	$(496)	$(591)

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

The Weyerhaeuser Company Retirement Plan for Hourly Rated Employees was merged into the Weyerhaeuser Company Retirement Plan for Salaried Employees on December 31, 2010. This merger resulted in a net underfunded status for the plan in our consolidated results. Previously, the Weyerhaeuser Company Retirement Plan for Hourly Rated Employees was over funded.

The values reported for our pension plan assets at the end of 2010 and 2009 were estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We increased the fair value of plan assets by $167 million to reflect final valuations as of December 31, 2009.

During 2010, we contributed $150 million to our U.S. qualified pension plans, $58 million to our Canadian registered plan and $25 million to our non-qualified and non-registered plans.

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

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	75

Changes in Amounts Included in Cumulative Other Comprehensive Income

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2010	2009	2010	2009
Net amount at beginning of year	$(1,080)	$(821)	$24	$26
Net change during the year:
Net actuarial gain (loss):
Net actuarial gain (loss) arising during the year, including foreign currency exchange rate changes	(250)	(509)	78	(64)
Amortization of net actuarial loss	61	105	11	16
Taxes	1	130	(67)	24
Net actuarial gain (loss), net of tax	(188)	(274)	22	(24)
Prior service credit (cost):
Prior service credit (cost) arising during the year	(9)	(16)	7	117
Amortization of prior service (credit) cost	23	41	(21)	(102)
Taxes	(4)	(10)	13	7
Prior service credit (cost), net of tax	10	15	(1)	22
Net amount recorded during the year	(178)	(259)	21	(2)
Net amount at end of year	$(1,258)	$(1,080)	$45	$24

During 2010, we reversed net tax benefits related to pension and other postretirement benefit loss and prior service credit not yet recognized in earnings by $43 million as a result of our conversion to a REIT. See Note 2: Real Estate Investment Trust (REIT) Conversion. We also reduced our estimated tax rate, which increased actuarial net losses and prior service credit, net of tax by $34 million.

Accumulated Benefit Obligations Greater Than Plan Assets

As of December 31, 2010, pension plans with accumulated benefit obligations greater than plan assets had:

•	$1.1 billion in projected benefit obligations,
•	$1.0 billion in accumulated benefit obligations and
•	assets with a fair value of $639 million.

As of December 31, 2009, pension plans with accumulated benefit obligations greater than plan assets had:

•	$2.9 billion in projected benefit obligations,
•	$2.8 billion in accumulated benefit obligations and
•	assets with a fair value of $2.0 billion.

The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$5.1 billion at December 31, 2010; and
•	$4.6 billion at December 31, 2009.

PENSION ASSETS

Our Investment Policies and Strategies

Our investment policies and strategies guide and direct how we manage funds for the benefit plans we sponsor. These funds include our:

•	U.S. Pension Trust — funds our U.S. qualified pension plans;
•	Canadian Pension Trust — funds our Canadian registered pension plans; and
•	Retirement Compensation Arrangements — fund a portion of our Canadian nonregistered pension plans.

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

Market price risk is the risk that the future value of a financial instrument will fluctuate as a result of changes in its market price, whether caused by factors specific to the individual investment, its issuer, or any other market factor that may affect its price. We attempt to mitigate market price risk on the company’s pension plan asset portfolios by investing in a diversified set of assets whose returns exhibit low correlation to those of traditional asset classes and each other. In addition, we and our investment advisors monitor the investments on a regular basis to ensure the decision to invest in particular assets continues to be suitable, including performing ongoing qualitative and quantitative assessments and comprehensive investment and operational due diligence. Special attention is paid to organizational changes made by the underlying fund managers and to changes in policy relative to their investment objectives, valuation, hedging strategy, degree of diversification, leverage, alignment of fund principles and investors, risk governance and costs.

Liquidity risk is the risk that the pension trusts will encounter difficulty in meeting obligations associated with their financial liabilities. Our financial obligations as they relate to the pension plans may consist of distributions and redemptions payable to pension plan participants, payments to counterparties and fees to service providers. As established, pension plan assets primarily consist of investments in limited liability pools for which there is no active secondary market. As a result, the investments may be illiquid. Further, hedge funds are subject to potential restrictions that may affect the timing of the realization of pending redemptions. Private equity funds are subject to distribution and funding schedules that are set by the private equity funds’ respective managers and market activity. To mitigate liquidity risk on the company’s pension plan

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	77

asset portfolios, the hedge fund portfolios have been diversified across manager’s strategies and funds that possess varying liquidity provisions and the private equity portfolios have been diversified across different vintage years and strategies. In addition, the investment committee regularly reviews cash flows of the pension trusts and sets appropriate guidelines to address liquidity needs.

Currency risk arises from holding pension plan assets denominated in a currency other than the currency in which its liabilities are settled. Such risk is managed generally through notional contracts designed to hedge the net exposure to non-functional currencies.

Interest rate risk is the risk that a change in interest rates will adversely affect the fair value of fixed income securities. We have no direct exposure to fixed-income securities within the pension plan assets at December 31, 2010 or 2009. Therefore, the pension trust’s primary exposure to interest rate risk is indirect and through their investments in limited liability pools. Such indirect exposure is managed by the respective fund managers in conjunction with their investment level decisions and predefined investment mandates.

Credit risk relates to the extent to which failures by counterparties to discharge their obligations could reduce the amount of future cash flows on hand at the balance sheet date. The pension trusts’ exposure to counterparty credit risk is reflected as settlement receivables from derivative contracts within the pension plan assets. In evaluating credit risk, we will often be dependent upon information provided by the counterparty or a rating agency, which may be inaccurate. We decrease exposure to credit risk by only dealing with highly-rated financial counterparties, and as of yearend, our counterparties each had a credit rating of at least A from Standard and Poor’s.

We further manage this risk through:

•	diversification of counterparties,
•	predefined settlement and margining provisions and
•	documented agreements.

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

Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2010	DECEMBER 31, 2009
Fixed income	16.4%	9.2%
Hedge funds	48.0	55.9
Private equity and related funds	33.1	35.5
Real estate and related funds	2.5	3.0
Common and preferred stock and equity index instruments	0.4	0.1
Net receivables	—	0.1
Accrued liabilities	(0.4)	(3.8)
Total	100.0%	100.0%

For our nonregistered plans, we invest 50 percent of the funds we contribute to our nonregistered pension plans. Under Canadian tax rules for Retirement Compensation Arrangements, the other 50 percent is allocated to a noninterest-bearing refundable tax account held by the Canada Revenue Agency. We have invested the assets that we are allowed to manage as follows:

	DECEMBER 31, 2010	DECEMBER 31, 2009
Equities	44.0%	38.8%
Cash and cash equivalents	56.0	61.2
Total	100.0%	100.0%

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

We value the pension plan assets based upon the observability of exit pricing inputs and classify pension plan assets based upon the lowest level input that is significant to the fair value measurement of the pension plan assets in their entirety. The fair value hierarchy we follow is outlined below:

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

The pension trusts’ net investments exclusive of receivables and accruals, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS
2010	Level 1	Level 2	Level 3	Total
Investments
Fixed income instruments	$711	$68	$—	$779
Hedge funds	—	315	1,969	2,284
Private equity and related funds	—	(4)	1,575	1,571
Real estate and related funds	—	—	120	120
Common and preferred stock and equity index instruments	2	17	—	19
Total	$713	$396	$3,664	$4,773

DOLLAR AMOUNTS IN MILLIONS
2009	Level 1	Level 2	Level 3	Total
Investments
Fixed income instruments	$368	$17	$—	$385
Hedge funds	—	253	2,067	2,320
Private equity and related funds	—	—	1,473	1,473
Real estate and related funds	—	—	122	122
Common and preferred stock and equity index instruments	7	6	—	13
Total	$375	$276	$3,662	$4,313

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	INVESTMENTS
	Hedge funds	Private equity and related funds	Real estate and related funds	Total
Balance as of December 31, 2008	$2,347	$1,493	$216	$4,056
Net realized gains	97	19	2	118
Net change in unrealized depreciation	216	(33)	(89)	94
Net purchases, (sales) and (settlements)	(593)	(6)	(7)	(606)
Balance as of December 31, 2009	2,067	1,473	122	3,662
Net realized gains	132	146	10	288
Net change in unrealized depreciation	239	120	(1)	358
Net purchases, (sales) and (settlements)	(469)	(164)	(11)	(644)
Balance as of December 31, 2010	$1,969	$1,575	$120	$3,664

This table shows the fair value of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Equity index instruments	$17	$6
Forward contracts	(4)	—
Swaps	315	253
Total	$328	$259

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	79

This table shows the aggregate notional amount of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Equity index instruments	$393	$363
Forward contracts	221	—
Swaps	1,220	1,214
Total	$1,834	$1,577

ACTIVITY OF PLANS WE SPONSOR

Net Periodic Benefit Costs (Credits)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2010	2009	2008	2010	2009	2008
Net periodic benefit cost (credit):
Service cost	$44	$56	$98	$2	$2	$11
Interest cost	278	275	302	24	38	51
Expected return on plan assets	(448)	(472)	(581)	—	—	—
Amortization of actuarial (gain) loss	61	29	(28)	11	16	17
Amortization of prior service cost (credit)	18	19	29	(21)	(101)	(57)
Recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures	10	112	74	—	8	(50)
Net periodic benefit cost (credit)	$(37)	$19	$(106)	$16	$(37)	$(28)

Estimated Amortization from Cumulative Other Comprehensive Income in 2011

Amortization of the net actuarial loss (gain) and prior service cost (credit) of our pension and postretirement benefit plans will affect our other comprehensive income in 2011. The net effect of the estimated amortization will be an increase in net periodic benefit costs or a decrease in net periodic benefit credits in 2011.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	POSTRETIREMENT	TOTAL
Net actuarial loss	$139	$12	$151
Prior service cost (credit)	15	(22)	(7)
Net effect	$154	$(10)	$144

Expected Pension Funding

Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.

Based on estimated year end asset values and projections of plan liabilities, we expect to contribute the following to pension plans during 2011:

•	approximately $20 million to our U.S. qualified pension plan for 2011, which is payable by September 15, 2012;
•	approximately $19 million to our U.S. nonqualified pension plans; and
•	approximately $80 million for required contributions to our Canadian registered and nonregistered pension plans.

Expected Postretirement Benefit Funding

Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from our general assets as they come due. Except for benefits provided to certain unionized employees, we retain the right to terminate other postretirement benefits. We expect to contribute approximately $44 million to our U.S. and Canadian other postretirement benefit plans in 2011, including approximately $8 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2011	$309	$44
2012	$313	$43
2013	$320	$42
2014	$332	$41
2015	$340	$40
2016-2020	$1,841	$190

ACTUARIAL ASSUMPTIONS

We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs.

Rates We Use in Estimating Our Benefit Obligations

We use assumptions to estimate our benefit obligations that include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;
•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and
•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.

Discount Rates and Rates of Compensation Increase Used in Estimating Our Pension and Other Postretirement Benefit Obligations

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2010	DECEMBER 31, 2009
Discount rate:
U.S.	5.40%	5.90%	5.00%	5.20%
Canada	5.30%	6.10%	5.20%	6.00%
Lump sum distributions (US salaried and nonqualified plans only)	Variable (1)	Variable (1)	N/A	N/A
Rate of compensation increase:
Salaried:
United States	1.75% for 2010, 2.00% for 2011 and 3.5% thereafter	0% for 2009, 1.75% for 2010 and 3.5% thereafter	N/A	N/A
Canada	1.75% for 2010 2.00% for 2011 and 3.5% thereafter	0% for 2009 1.75% for 2010 and 3.5% thereafter	3.50%	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	N/A	N/A
Election of lump sum or installment distributions (US salaried and non qualified plans only)	65.00%	72.00%	N/A	N/A

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

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	81

Rates Used to Estimate Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2010	2009	2008	2010	2009	2008
Discount rate:
U.S.
2008 – prior to midyear remeasurement – salaried and hourly			6.50%			6.50%
2008 salaried – elimination and/or reduction of medical and life insurance benefits			N/A			7.00/6.60%
2008 hourly and salaried – after mid-year remeasurement			7.20%			7.20%
2008 salaried – settlements due to sale and restructuring, curtailments and special termination benefits due to restructuring			8.30%			8.30%
2009 and 2010 (2009 salaried and hourly, excluding settlements and elimination of retiree life for certain salaried retirees)	5.90%	6.30%		5.20%	6.30%
Salaried settlement at August 31, 2009		6.10%
2009 – Remeasurement for elimination of life insurance for certain salaried retirees on November 30, 2009					5.60%
Salaried – lump sum distributions (U.S. salaried and nonqualified plan only)	PPA phased Table(1)	PPA phased Table(1)	5.50%	N/A	N/A	N/A
Canada
Prior to August 31, 2009 remeasurement		7.30%	5.50%		7.30%	5.50%
After remeasurement on August 31, 2009 for postretirement plan changes					5.90%
2010 discount rate	6.10%			6.00%
Expected return on plan assets:
Qualified/registered plans	9.50%	9.50%	9.50%
Nonregistered plans (Canada only)	4.75%	4.75%	4.75%
Rate of compensation increase:
Salaried
U.S.	1.75% for 2010 and 3.5% thereafter	0% for 2009 3.50% thereafter	3.50%	N/A	N/A	3.50%
Canada	1.75% for 2010 and 3.5% thereafter	0% for 2009 3.50% thereafter	3.50%	3.50%	3.50%	3.50%
Hourly:
U.S.	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	3.25%	N/A	N/A	N/A
Election of lump sum distributions (U.S. salaried and nonqualified plans only)	72.00%	75.00%	65.00%	N/A	N/A	N/A
(1) – PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2012.

Expected Return on Plan Assets

We estimate the expected long-term return on assets for our:

•	qualified and registered pension plans and
•	nonregistered plans.

Qualified and Registered Pension Plans. Our expected long-term rate of return assumption for plan assets as of December 31, 2010, is comprised of:

•	an 8 percent assumed return from direct investments and
•	a 1.5 percent assumed return from derivatives.

Determining our expected return:

•	requires a high degree of judgment,
•	uses our historical fund returns as a base and
•	places added weight on more recent pension plan asset performance.

Over the 26 years it has been in place, our U.S. pension trust investment strategy has achieved a 15.3 percent net compound annual return rate.

Based on valuations received as of yearend, our total actual return on assets held by our pension trusts for the registered and qualified plans was a gain of approximately $515 million in 2010.

These trusts fund our qualified, registered and a portion of our non registered pension plans.

Actual Returns (Losses) on Assets Held by Our Pension Trusts

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Direct investments	$362	$525	$(1,578)
Derivatives	153	166	(394)
Total	$515	$691	$(1,972)

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

HEALTH CARE COSTS

Rising costs of health care affect the costs of our other postretirement plans.

Health Care Cost Trend Rates

We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. In 2010, the assumed weighted health care cost trend rate for the next year was:

•	8.0 percent in the U.S. and
•	7.5 percent in Canada.

This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.

Assumptions We Use in Estimating Health Care Benefit Costs

	2010		2009
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	8.0%	7.5%	8.0%	5.7%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%	4.3%
Year that the rate reaches the ultimate trend rate	2030	2030	2029	2013

A 1 percent change in our assumed health care cost trend rates can affect our accumulated benefit obligations.

Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 31, 2010 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	$13	$(12)

OTHER PLANS

In addition to the pension and postretirement benefit plans we provide, we also:

•	make contributions to union-administered multiemployer pension plans and
•	sponsor other postretirement and defined contribution plans.

Union-Administered Multiemployer Pension Plans

We make negotiated contributions to union-administered multiemployer pension plans. Our contributions were approximately:

•	$4 million in 2010,
•	$3 million in 2009 and
•	$5 million in 2008.

Our contribution generally is based on fixed amounts per hour per employee. As of December 31, 2010, these plans covered approximately 1,300 of our employees.

Defined Contribution Plans

We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$12 million in 2010,
•	$15 million in 2009 and
•	$47 million in 2008.

Effective May 1, 2009, the company match for the salaried defined contribution plan was temporarily suspended. The suspension was lifted in July 2010.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	83

NOTE 10: VARIABLE INTEREST ENTITIES

This note provides details about:

•	Forest Products special-purpose entities (SPEs) and
•	Real Estate variable interest entities (VIEs).

FOREST PRODUCTS SPECIAL PURPOSE ENTITIES

From 2002 through 2004, Forest Products sold certain nonstrategic timberlands in five separate transactions. We are the primary beneficiary and consolidate the assets and liabilities of certain monetization and buyer-sponsored SPEs involved in these transactions. We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetization SPEs. However, because these SPEs are distinct legal entities:

•	Assets of the SPEs are not available to satisfy our liabilities or obligations.
•	Liabilities of the SPEs are not our liabilities or obligations.

Our Consolidated Statement of Operations includes:

•	Interest expense on SPE debt of:
–	$32 million in 2010,
–	$33 million in 2009 and
–	$39 million in 2008.

•	Interest income on SPE investments of:
–	$34 million in 2010,
–	$36 million in 2009 and
–	$48 million in 2008.

Sales proceeds paid to buyer-sponsored SPEs were invested in restricted bank financial instruments with a balance of $909 million as of December 31, 2010. The weighted average interest rate was 3.8 percent during 2010 and 3.78 percent during 2009. Maturities of the bank financial instruments at the end of 2010 were:

•	$110 million in 2012,
•	$184 million in 2013,
•	$253 million in 2019 and
•	$362 million in 2020.

The long-term debt of our monetization SPEs was $764 million as of December 31, 2010, and $761 million as of December 31, 2009. The weighted average interest rate was 4.13 percent during 2010 and 4.11 percent during 2009. Maturities of the debt at the end of 2010 were:

•	$95 million in 2012,
•	$158 million in 2013,
•	$209 million in 2019 and
•	$302 million in 2020.

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

Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report deferred tax gains on our income tax return. In the event that proceeds from the bank financial instruments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2010, our net equity in the five SPEs was approximately $144 million and the deferred tax liability was estimated to be approximately $277 million.

REAL ESTATE VARIABLE INTEREST ENTITIES

In the ordinary course of business, our Real Estate segment enters into lot option purchase agreements in order to procure land and residential lots for development and the construction of homes in the future. The use of such lot option agreements generally allows us to reduce the risks associated with direct land ownership and development, and reduces our capital and financial commitments. Pursuant to these lot option purchase agreements, we generally provide a deposit to the seller as consideration for the right to purchase lots at different times in the future, usually at predetermined prices.

If the entity holding the lots under option is a VIE, our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we consolidate the VIE in our financial statements and reflect its assets and liabilities as “Consolidated assets not owned” and “Consolidated liabilities not owned.” Creditors of the entities with which we have option agreements have no recourse against us. The maximum exposure to loss under our lot option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs.

In determining whether we are the primary beneficiary of a VIE, we consider our ability to control activities of the VIE including, but not limited to the ability to:

•	determine the budget and scope of land development work, if any;
•	control financing decisions for the VIE; and
•	acquire additional land into the VIE or dispose of land in the VIE not already under contract.

If we conclude that we control such activities of the VIE, we also consider whether we have an obligation to absorb losses of or a right to receive benefits from the VIE.

As of the end of 2010 and 2009, our non-refundable option deposits to VIEs and capitalized pre-acquisition costs on assets under option from VIEs were not significant.

NOTE 11: REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Carrying Value of Our Real Estate in Process of Development and for Sale

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Dwelling units	$215	$174
Residential lots	289	403
Commercial acreage and other inventories	13	21
Total	$517	$598

HOW WE ACCOUNT FOR OUR REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE

Real estate in process of development and for sale is stated at cost unless events and circumstances trigger an impairment review. More information about real estate asset impairments can be found in Note 19: Charges for Restructuring, Closures and Asset Impairments.

NOTE 12: SHORT-TERM BORROWINGS AND LINES OF CREDIT

This note provides details about our:

•	short-term borrowings,
•	lines of credit and
•	other letters of credit and surety bonds.

SHORT-TERM BORROWINGS

We had $4 million of short-term borrowings outstanding as of December 31, 2009.

OUR LINES OF CREDIT

At the end of 2010, we had a $1.0 billion total committed bank revolving credit facility that expires in December 2011, with the full amount available to us for incremental borrowings.

We entered into our line of credit in December 2006. Conditions of the line of credit include the following:

•	The entire amount is available to Weyerhaeuser Company.
•	$200 million of the amount is available to Weyerhaeuser Real Estate Company (WRECO).
•	Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowing of the other.

Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2010, there were no borrowings outstanding under the facility.

As of December 31, 2010, Weyerhaeuser Company and WRECO were in compliance with the credit facility covenants.

In March 2010, Weyerhaeuser Company’s $400 million revolving credit facility expired and was not renewed.

OTHER LETTERS OF CREDIT AND SURETY BONDS

The amounts of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	FOREST PRODUCTS		REAL ESTATE
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2010	DECEMBER 31, 2009
Letters of credit	$29	$58	$11	$18
Surety bonds	$166	$156	$297	$374

Our compensating balance requirements for the other letters of credit and surety bonds were not significant.

NOTE 13: ACCRUED LIABILITIES

Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Wages, salaries and severance pay	$165	$125
Pension and postretirement	70	84
Vacation pay	50	51
Income taxes	65	1
Taxes – Social Security and real and personal property	28	31
Interest	110	121
Customer rebates and volume discounts	63	42
Deferred mineral income	20	31
Other	163	145
Total	$734	$631

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	85

NOTE 14: LONG-TERM DEBT

This note provides details about:

•	Forest Products long-term debt and the portion due within one year,
•	Real Estate long-term debt and the portion due within one year and
•	long-term debt maturities.

Our long-term debt includes notes, debentures, revenue bonds and other borrowings. The following table lists Forest Products’ long-term debt, which includes Weyerhaeuser Company debt, by types and interest rates at the end of our last two years and includes the current portion.

Forest Products Long-Term Debt by Types and Interest Rates

(Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
6.75% notes due 2012	$518	$1,066
7.50% debentures due 2013	156	156
7.25% debentures due 2013	129	129
6.95% debentures due 2017	281	281
7.00% debentures due 2018	62	62
7.375% notes due 2019	500	500
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	191
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Industrial revenue bonds, rates from 6.7% to 6.8%, due 2022	88	88
Medium-term notes, rates from 6.6% to 7.3%, due 2012–2013	67	94
Other	1	1
	4,716	5,291
Less unamortized discounts	(6)	(7)
Total	$4,710	$5,284
Portion due within one year	$—	$3

In addition to repaying debt that was scheduled to mature, we repaid approximately $572 million, $367 million and $500 million of long-term debt during the years ended December 31, 2010, 2009 and 2008, respectively. Weyerhaeuser recognized pretax charges in 2010 and 2009 of $50 million and $28 million, respectively, and pretax gains in 2008 of $32 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt.

Real Estate Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Notes payable, unsecured; weighted average interest rates are approximately 5.8%, due 2011-2027	$350	$402
Portion due within one year	$33	$40

Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2015

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010
	FOREST PRODUCTS	REAL ESTATE
Long-term debt maturities:
2011	$—	$33
2012	$529	$188
2013	$340	$69
2014	$—	$15
2015	$—	$—
Thereafter	$3,847	$45

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

This note provides information about the fair value of our:

•	debt and
•	other financial instruments.

FAIR VALUE OF DEBT

The estimated fair values and carrying values of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010		DECEMBER 31, 2009
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Long-term debt (including current maturities)
Forest Products	$4,710	$5,029	$5,284	$5,256
Real Estate	$350	$360	$402	$398

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach — based on quoted market prices we received for the same types and issues of our debt; or
•	income approach — based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

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

Site Remediation

Under the Comprehensive Environmental Response, Compensation and Liability Act — commonly known as the Superfund — and similar state laws, we:

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

Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2009	$31
Reserve charges and adjustments, net	4
Payments	(6)
Reserve balance as of December 31, 2010	$29
Total active sites as of December 31, 2010	55

The changes in our reserves for remediation costs reflect:

•	new information on any site concerning implementation of remediation requirements,
•	updates on prior cost estimates,
•	new sites and
•	costs incurred to remediate sites.

Estimates. We believe it is reasonably possible — based on currently available information and analysis — that remediation costs for all identified sites may exceed our reserves by up to $97 million. The increase in potential remediation costs of $67 million in 2010 is primarily due to the bankruptcy of a potentially responsible party with whom we, and other parties, are co-responsible for site remediation.

That estimate — in which those additional costs may be incurred over several years — is the upper end of the range of reasonably possible additional costs. The estimate:

•	is much less certain than the estimates on which our accruals are currently based and
•	uses assumptions that are less favorable to us among the range of reasonably possible outcomes.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	87

In estimating our current accruals and the possible range of additional future costs, we:

•	assumed we will not bear the entire cost of remediation of every site,
•	took into account the ability of other potentially responsible parties to participate and
•	considered each party’s financial condition and probable contribution on a per-site basis.

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

Guarantees

We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease — which expires in 2023 — are $20 million.

Our Real Estate segment has guaranteed buyer/lessee performance on ground leases that we sold. Future payments on the leases — which expire in 2041 — are $13 million.

Purchase Obligations

Our purchase obligations as of December 31, 2010 were:

•	$60 million in 2011,
•	$25 million in 2012,
•	$16 million in 2013,
•	$15 million in 2014,
•	$12 million in 2015 and
•	$12 million beyond 2015.

Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding,
•	specify all significant terms and
•	cannot be cancelled without penalty.

The terms include:

•	fixed or minimum quantities to be purchased;
•	fixed, minimum or variable price provisions; and
•	an approximate timing for the transaction.

Our purchase obligations include items such as:

•	stumpage and log purchases,
•	energy and
•	other service and supply contracts.

Operating Leases

Our rent expense was:

•	$83 million in 2010,
•	$126 million in 2009 and
•	$157 million in 2008.

We have operating leases for:

•	various equipment — including aircraft, shipping vessels, logging equipment, lift trucks, automobiles and office equipment;
•	office and wholesale space;
•	model homes; and
•	real estate ground lease.

Commitments

Our operating lease commitments as of December 31, 2010 were:

•	$88 million in 2011,
•	$94 million in 2012,
•	$48 million in 2013,
•	$20 million in 2014,
•	$17 million in 2015 and
•	$154 million beyond 2015.

Operating lease commitments have not been reduced by minimum sublease rental income of $67 million that is due in future periods under noncancellable sublease agreements. These commitments include a lease that has commitment increases based on a consumer price index built into the agreement. These lease commitment increases are not included in the figures above.

NOTE 17: SHAREHOLDERS’ INTEREST

This note provides details about:

•	preferred and preference shares,
•	common shares,
•	Special Dividend,
•	share-repurchase programs, and
•	cumulative other comprehensive loss.

PREFERRED AND PREFERENCE SHARES

We had no preferred or preference shares outstanding at the end of 2010 or 2009.

However, we have authorization to issue:

•	7 million preferred shares with a par value of $1 per share and
•	40 million preference shares with a par value of $1 per share.

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

COMMON SHARES

We had 536 million shares of common stock outstanding at year-end 2010.

The number of common shares we have outstanding changes when:

•	new shares are issued,
•	stock options are exercised,
•	restricted stock units vest,
•	shares are tendered,
•	shares are repurchased or
•	shares are cancelled.

Reconciliation of Our Common Share Activity

IN THOUSANDS
	2010	2009	2008
Outstanding at beginning of year	211,359	211,289	209,546
Retraction or redemption of exchangeable shares	—	—	1,585
Stock options exercised	133	1	68
Issued for restricted stock units	165	135	94
Issued as part of Special Dividend	324,319	—	—
Repurchased	—	(66)	—
Cancelled	—	—	(4)
Outstanding at end of year	535,976	211,359	211,289

SPECIAL DIVIDEND

To implement our decision to be taxed as a REIT, we distributed our accumulated earnings and profits, determined under federal income tax provisions, to our shareholders as a Special Dividend. The Special Dividend of $5.6 billion was paid September 1, 2010, and included the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million. Due to differences between book and tax earnings, the amount of the Special Dividend exceeded our book retained earnings. For book accounting purposes, the reduction in our retained earnings was limited to the outstanding balance of our retained earnings at the time of distribution. More information about the REIT conversion can be found in Note 2: Real Estate Investment Trust (REIT) Conversion.

OUR SHARE REPURCHASE PROGRAM

In December 2008, we announced a stock-repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. We repurchased a total of 66,691 shares of common stock for approximately $2 million under the program during 2009. All common stock purchases under the program were made in open-market transactions. We have not repurchased any more common shares since 2009.

CUMULATIVE OTHER COMPREHENSIVE LOSS

The components of our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Foreign currency translation adjustments	$419	$389
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,358)	(1,192)
Prior service credit not yet recognized in earnings	145	136
Unrealized gains on available-for-sale securities	3	3
Total	$(791)	$(664)

More information about the changes in net pension and other postretirement benefit loss not yet recognized in earnings and prior service credit not yet recognized in earnings can be found in Note 9: Pension and Other Postretirement Benefit Plans.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	89

NOTE 18: SHARE-BASED COMPENSATION

Share-based compensation expense was:

•	$24 million in 2010,
•	$26 million in 2009 and
•	$47 million in 2008.

This note provides details about:

•	our Long-Term Incentive Compensation Plan,
•	how we account for share-based awards,
•	tax benefits of share-based awards,
•	types of share-based compensation and
•	unrecognized share-based compensation.

OUR LONG-TERM INCENTIVE COMPENSATION PLAN

Our Long-Term Incentive Compensation Plan (the Plan) provides for share-based awards that include:

•	stock options,
•	stock appreciation rights,
•	restricted stock,
•	restricted stock units,
•	performance shares and
•	performance share units.

We may issue future grants of up to 10,033,509 shares under the Plan. We also have the right to reissue forfeited grants.

For stock options and stock appreciation rights:

•	An individual participant may receive a grant of up to 1,327,093 shares in any one calendar year.
•	The exercise price is required to be the market price on the date of the grant.

For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	An individual participant may receive a grant of up to 540,584 shares annually.
•	The maximum aggregate number of shares that may be issued as grants is 9.2 million shares.

The compensation committee of our board of directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.

For stock-settled awards, we:

•	issue new stock into the marketplace and
•	generally do not repurchase shares in connection with issuing new awards.

Our common shares would increase by approximately 48 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2010 under the Plan;
•	all options outstanding at December 31, 2010 under earlier plans; and
•	all remaining options, restricted stock units, and performance share units that could be granted under the Plan.

HOW WE ACCOUNT FOR SHARE-BASED AWARDS

We:

•	use a fair-value-based measurement for share-based awards, and
•	recognize the cost of share-based awards in our consolidated financial statements.

We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.
•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.

In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.

TAX BENEFITS OF SHARE-BASED AWARDS

Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$4 million in 2010,
•	$9 million in 2009 and
•	$19 million in 2008.

Tax benefits for share-based awards are accrued as stock compensation expense is recognized in the Consolidated Statement of Operations. Tax benefits on share-based awards are realized when:

•	restricted shares and restricted share units vest,
•	performance shares and performance share units vest,
•	stock options are exercised and
•	stock appreciation rights are exercised.

When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We report the excess tax benefit as financing cash inflows rather than operating cash inflows. We had no excess tax benefits in 2010, 2009 or 2008.

TYPES OF SHARE-BASED COMPENSATION

Our share-based compensation is in the form of:

•	stock options,
•	restricted stock units,
•	performance share units,
•	stock appreciation rights and
•	deferred compensation stock equivalent units.

Our Long-Term Incentive Compensation Plan requires outstanding stock options, stock appreciation rights and restricted stock units to be adjusted as a result of the Special Dividend. See Note 2: Real Estate Investment Trust (REIT) Conversion. For outstanding stock options and stock appreciation rights, the number of awards increased and the exercise price decreased, by a ratio of the closing price of our common stock on the New York Stock Exchange on July 19, 2010 to the opening price on July 20, 2010. Outstanding restricted stock units were credited with the Special Dividend paid per share.

STOCK OPTIONS

Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We grant stock options with an exercise price equal to the market price of our stock on the date of the grant.

The Details

Our stock options generally:

•	vest over four years of continuous service and
•	must be exercised within 10 years of the grant date.

Exceptions are that the stock options generally:

•	vest upon retirement for employees aged 65 or older, or employees aged 62 – 64 with at least 10 years of service;
•	continue to vest following retirement for employees ages 55 – 61 with at least 10 years of service; and
•	continue to vest following involuntary termination due to job elimination or the sale of a business.

During first quarter 2009, we awarded selected executives with special stock options that:

•	vest at the end of four years of continuous service and
•	must be exercised within ten years of the grant date.

Our Accounting

We use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant date.

In our estimates, we use:

•	historical data — for option exercise time and employee terminations;
•	a Monte-Carlo simulation — for how long we expect granted options to be outstanding; and
•	the U.S. Treasury yield curve — for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.

The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,
•	historical volatility of our stock and
•	other factors.

Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2010 GRANTS	2009 GRANTS		2008 GRANTS
	10-YEAR STANDARD OPTIONS	10-YEAR STANDARD OPTIONS	10-YEAR EXECUTIVE OPTIONS	10-YEAR STANDARD OPTIONS
Expected volatility	37.62%	36.61%	36.51%	30.84%
Expected dividends	0.51%	3.95%	3.95%	3.87%
Expected term (in years)	5.16	6.16	7.08	5.92
Risk-free rate	2.52%	2.54%	2.75%	3.20%
Weighted average grant date fair value	$5.28	$6.45	$6.69	$13.74

Share-based compensation expense for stock options is generally recognized over the vesting period. There are exceptions for stock options awarded to employees who:

•	are eligible for retirement,
•	will become eligible for retirement during the vesting period or
•	whose employment is terminated during the vesting period due to job elimination or the sale of a business.

In these cases, we record the share-based compensation expense over a required service period that is less than the stated vesting period.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	91

Activity

The following table shows our option unit activity for 2010.

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2009	11,832	$60.67
Granted	1,282	$38.82
Exercised	(146)	$22.86
Forfeited or expired	(651)	$37.81
Adjustment as result of Special Dividend	21,062	N/A
Outstanding at December 31, 2010	33,379	$22.16	5.41	$—
Exercisable at December 31, 2010	24,582	$24.31	4.43	$—

RESTRICTED STOCK UNITS

Through the Plan, we award restricted stock units — grants that entitle the holder to shares of our stock as the award vests.

The Details

Our restricted stock units granted in 2010 generally:

•	vest over four years of continuous service; and
•	will be forfeited upon termination of employment, except in the event of involuntary termination where the units continue to vest for one year.

Our restricted stock units granted in 2009 generally:

•	vest over four years of continuous service; and
•	are forfeited upon termination of employment for any reason, including retirement.

Our restricted stock units granted in 2008 generally:

•	vest over four years of continuous service; and
•	continue to vest in the event of retirement, including early retirement, or upon termination of employment due to job elimination or the sale of a business.

Our Accounting

The fair value of our restricted stock units is the market price of our stock on the grant date of the awards.

We generally record share-based compensation expense for restricted stock units over the four-year vesting period. For restricted stock units granted in 2008 that continue to vest following the termination of employment, we record the share- based compensation expense over a required service period that is less than the stated vesting period. For all other grant years, we reverse the expense related to the unvested portion of the award following termination of employment.

Activity

The following table shows our restricted stock unit activity for 2010.

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2009	637	$53.06
Granted	340	$39.33
Vested	(234)	$58.27
Forfeited	(21)	$43.95
Special Dividend	1,241	N/A
Nonvested at December 31, 2010	1,963	$26.44

Nonvested restricted stock units accrue dividends that are paid out when restricted stock units vest. The Special Dividend represents shares related to the Special Dividend that will be issued as units vest. Any restricted stock units forfeited will not receive dividends.

As restricted stock units vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.

PERFORMANCE SHARE UNITS

The performance period for the unvested Performance Share Units ended December 31, 2009. The minimum performance threshold was not met, and all previously recognized compensation costs were reversed. During 2010, all unvested performance share unit awards were cancelled.

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

Weighted Average Assumptions Used to Re-measure Value of Stock Appreciation Rights at Year-End

DECEMBER 31, 2010
Expected volatility	39.12%
Expected dividends	1.05%
Expected term (in years)	2.73
Risk-free rate	1.01%
Weighted average fair value	$3.98

Activity

The following table shows our stock appreciation rights activity for 2010.

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2009	754	$62.54
Granted	71	$39.29
Exercised	(3)	$22.69
Forfeited or expired	(90)	$52.62
Adjustment as a result of special dividend	1,257	N/A
Outstanding at December 31, 2010	1,989	$22.74	5.84	$—
Exercisable at December 31, 2010	1,382	$24.92	4.94	$—

UNRECOGNIZED SHARE-BASED COMPENSATION

As of December 31, 2010, our unrecognized share-based compensation cost for all types of share-based awards included:

•	$28 million related to non-vested equity-classified share-based compensation arrangements — expected to be recognized over a weighted-average period of approximately 1.89 years; and
•	$2 million related to non-vested liability-classified stock appreciation rights — expected to vest over a weighted-average period of approximately 2.1 years.

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

Our Accounting

We settle all deferred compensation accounts in cash. In addition, we credit all stock-equivalent accounts with dividend equivalents.

Stock-equivalent units are:

•	liability-classified awards and
•	re-measured to fair value at every reporting date.

The fair value of a stock-equivalent unit is equal to the market price of our stock.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	93

Activity

The number of stock-equivalent units outstanding in our deferred compensation accounts was:

•	1,027,768 as of December 31, 2010;
•	430,789 as of December 31, 2009; and
•	427,233 as of December 30, 2008.

During 2010, the number of stock-equivalent units outstanding in our deferred compensation accounts increased by 664,957 as a result of the Special Dividend.

NOTE 19: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Items Included in Our Restructuring, Closure and Asset Impairment Charges

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Restructuring and closure charges:
Termination benefits	$23	$102	$104
Pension and postretirement charges	7	116	13
Other restructuring and closure costs	5	29	17
Reversal of restructuring and closure charges recorded in prior periods	—	—	(7)
Subtotal:	35	247	127
Less: discontinued operations	—	—	(7)
Charges for restructuring and closures	$35	$247	$120
Impairments of long-lived assets and other related charges:
Charges attributable to Weyerhaeuser shareholders:
Long-lived asset impairments	$92	$157	$110
Real estate impairments and charges	13	206	943
Write-off of pre-acquisition costs and abandoned community costs	5	52	74
Goodwill	—	3	838
Other assets	4	17	8
Charges attributable to non-controlling interests	—	16	31
Total impairments of long-lived assets and other related charges	114	451	2,004
Less discontinued operations	—	—	(6)
Impairment of long-lived assets and other related charges	$114	$451	$1,998
Total charges for restructuring and impairment of long-lived assets	$149	$698	$2,118

Impairments of investments and other related charges:
Charges attributable to Weyerhaeuser shareholders	3	3	128
Charges attributable to non-controlling interests	—	4	32
Total impairments of investments and other related charges	$3	$7	$160

RESTRUCTURING AND CLOSURES

Our restructuring and closure charges were primarily related to the following:

•	2010 and 2009 — we closed or curtailed various Wood Products operations and restructured corporate staff functions to support achieving our competitive performance goals.
•

2008 — we reduced the number of employees after the sale of our Containerboard, Packaging and Recycling business and to support achieving our competitive performance goals. In addition, we closed or curtailed various Wood Products operations.

Pension and postretirement charges include a $76 million noncash pension charge during 2009 triggered by the amount of lump-sum distributions paid in 2009 to former employees — see Note 9: Pension and Other Postretirement Benefit Plans for more information.

Other restructuring and closure costs include lease termination charges, dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental cleanup costs and incremental costs to wind down operating facilities.

ACCRUED TERMINATION BENEFITS

Changes in accrued severance related to restructuring and facility closures during 2010 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2009	$22
Charges	23
Payments	(25)
Accrued severance as of December 31, 2010	$20

The majority of the accrued severance balance as of December 31, 2010, is expected to be paid by the end of 2011.

ASSET IMPAIRMENTS

The Impairment of Long-Lived Assets and Goodwill sections of Note 1: Summary of Significant Accounting Policies provide details about how we account for these impairments.

Long-Lived Assets

Our long-lived asset impairments were primarily related to the following:

•

2010 — charges are primarily related to the decision to permanently close three Wood Products facilities that were previously indefinitely closed. These include an engineered wood products facility in Deerwood, Minnesota, a sawmill in Pine Hill, Alabama and an oriented strand board mill in

Wawa, Ontario. The fair values of the assets were determined using significant other observable inputs (Level 2) based on market quotes and significant unobservable inputs (Level 3) based on discounted cash flow models.

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

•

2008 — charges for Wood Products facilities included a $27 million charge related to the assets of the Trust Joist® Commercial division and $37 million related to oriented strand board facilities in Drayton Valley, Alberta and Miramichi, New Brunswick.

Real Estate Impairments and Charges

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

The number of real estate projects owned or operated by us ranged from approximately 100 to 125 during 2009 and 2010. This includes communities where we were actively building homes or developing land and land positions held for future development. The table below provides, for each period indicated:

•	the number of projects that were tested for recoverability as a result of triggering events that occurred during the period,
•	the number of projects for which impairment charges were recognized in the period,
•	the amount of real estate impairment charges attributable to Weyerhaeuser shareholders that were recognized in the period and
•	additional information about the fair value of assets impaired in the period.

Real estate impairments relate primarily to projects, or communities, held for development. Within a community that is held for development, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges below. An individual project or held-for-sale asset may have been tested for recoverability and impairment charges may have been recognized in more than one quarter.

DOLLAR AMOUNTS IN MILLIONS					Fair Value Measurements Using
	Number of Projects Tested for Recoverability	Number of Projects Impaired	Impairment Charges Recognized	Fair Value of Impaired Assets	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate communities:
First Quarter 2010	12	2	$1	$7	$5	$2
Second Quarter 2010	15	1	$1	$9	$8	$1
Third Quarter 2010	11	—	$—	$—	$—	$—
Fourth Quarter 2010	15	2	$11	$17	$6	$11
Total 2010			$13
First Quarter 2009	59	9	$15	$17	$9	$8
Second Quarter 2009	44	17	$45	$73	$40	$33
Third Quarter 2009	41	12	$41	$59	$48	$11
Fourth Quarter 2009	25	8	$105	$60	$15	$45
Total 2009			$206

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	95

The significant unobservable inputs used in amounts reported above are discounted future cash flows of the projects. We use present value techniques based on discounting the estimated cash flows using a rate commensurate with the inherent risk associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets for 2010 ranged from 15 percent to 18 percent. Discount rates applied to the estimated future cash flows of our homebuilding assets for 2009 ranged from 12 percent to 25 percent.

During 2008, we recognized $69 million of charges for the impairment of interest that previously was capitalized on Real Estate assets.

Write-off of Pre-Acquisition Costs and Abandoned Community Costs

In addition to owning land and residential lots, we also have option agreements to purchase land and lots at a future date. As of December 31, 2010, we have option agreements on approximately 63,000 residential lots. When the economics of a project no longer support acquisition of the land or lots under option, we may elect not to move forward with the acquisition. Option deposits and capitalized engineering and related costs associated with the assets under option may be forfeited at that time. Charges for such forfeitures are reported as write-off of pre-acquisition costs.

Also included in 2009 are charges for abandoned community costs, which include the write-off of unamortized costs related to projects that have been closed prior to full build-out or related to model complex costs written off due to decisions to sell active communities in their current condition or to change home styles offered within a community.

Goodwill

Our impairments of goodwill were primarily related to the following:

•	2009 — the goodwill associated with the hardwoods and industrial wood products reporting unit.
•

2008 — as a result of the collapse of financial markets in fourth quarter 2008, accompanied by accelerated deterioration of housing markets and declining demand for pulp products in emerging Asian markets, the estimated fair value of certain of our reporting units fell below the carrying value of those units. This triggered the goodwill impairments in our Wood Products segment of $744 million and $94 million in our Cellulose Fibers segment during fourth quarter.

Impairments of Investments and Other Related Charges

Impairments of investments and other related charges relate to loans and investments in unconsolidated entities.

NOTE 20: OTHER OPERATING COSTS (INCOME), NET

These costs (income):

•	include both recurring and occasional income and expense items and
•	fluctuate from year to year.

Various Income and Expense Items Included in Other Operating Costs (Income), Net

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Gain on the sale of non-strategic timberlands	$—	$(163)	$—
Gain on the sale of five short line railroads	(46)	—	—
Gain on the sale of Containerboard, Packaging and Recycling operations (Note 4)	—	—	(1,175)
Gain on the sale of Australian operations (Note 4)	—	—	(212)
Gain from change in postretirement benefits (Note 9)	—	—	(52)
Gain on disposition of assets	(69)	(22)	(29)
Insurance settlement and casualty losses	—	(11)	19
Foreign exchange (gains) losses, net	(8)	(41)	48
Land management income	(26)	(20)	(22)
Litigation expense, net	18	18	26
Other, net	(37)	(27)	5
	(168)	(266)	(1,392)
Less discontinued operations	—	—	1,405
Total	$(168)	$(266)	$13

Gain on disposition of assets in 2010 included pretax gains of $40 million from the sale of certain British Columbia forest licenses and associated rights, $13 million from the sale of closed facilities, $4 million from the sale of a sawmill and $4 million from the sale of distribution centers.

The $163 million pretax gain on sale of non-strategic timberlands in 2009 resulted from the sale of 140,000 acres in northwestern Oregon.

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

Subsequent to the end of 2010, we sold 82,000 acres of non-strategic timberlands in southwestern Washington for a pretax gain of approximately $150 million.

NOTE 21: INCOME TAXES

This note provides details about our income taxes applicable to continuing operations:

•	earnings (loss) before income taxes,
•	provision for income taxes,
•	effective income tax rate,
•	deferred tax assets and liabilities and
•	unrecognized tax benefits.

Income taxes related to discontinued operations are discussed in Note 4: Discontinued Operations.

EARNINGS (LOSS) BEFORE INCOME TAXES

Domestic and Foreign Earnings (Loss) From Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Domestic earnings (loss)	$110	$(673)	$(2,305)
Foreign loss	(14)	(169)	(504)
Total	$96	$(842)	$(2,809)

PROVISION FOR INCOME TAXES

Provision for Income Taxes From Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
Federal:
Current	$58	$(350)	$(475)
Deferred	(1,180)	133	(290)
	(1,122)	(217)	(765)
State:
Current	3	(2)	—
Deferred	(69)	(22)	(57)
	(66)	(24)	(57)
Foreign:
Current	9	12	(50)
Deferred	(8)	(45)	(28)
	1	(33)	(78)
Total income tax benefit	$(1,187)	$(274)	$(900)

EFFECTIVE INCOME TAX RATE

Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2010	2009	2008
U.S. federal statutory income tax	$34	$(295)	$(983)
State income taxes, net of federal tax benefit	4	(25)	(53)
REIT income not subject to federal income tax	(37)	—	—
Foreign taxes	4	23	14
Uruguay restructuring gains	—	—	(86)
Federal income tax credits	(4)	(6)	(10)
Taxes on qualified timber sales	—	—	(57)
Medicare Part D subsidy	26	2	(3)
Provision for unrecognized tax benefits	(3)	18	(23)
Goodwill impairment	—	1	291
REIT conversion benefit	(1,064)	—	—
Cellulosic biofuel producer credit	(149)	—	—
Noncontrolling interests	(1)	8	25
Other, net	3	—	(15)
Total income tax benefit	$(1,187)	$(274)	$(900)
Effective income tax rate	N/M *	32.5%	32.0%
* Not meaningful

In 2008, we restructured our ownership interests in Uruguay as discussed in Note 8: Equity Affiliates. The restructuring resulted in the recognition of a $250 million noncash gain for financial accounting purposes related to the partitioning of assets of a joint venture among joint venture partners. There is no tax provision on the gain, due to a forestry exemption from income taxes in Uruguay, and the assets are considered indefinitely invested.

In 2008, the company recognized goodwill-impairment charges as discussed in Note 19: Charges for Restructuring, Closures and Asset Impairments due to the estimated fair value of certain reporting units falling below the carrying value of those units. These charges are not deductible for income tax purposes and represent a permanent book-tax difference. As a result, no tax benefit has been recognized for these charges.

In addition, timber provisions in the Food, Conservation and Energy Act of 2008 enacted May 22, 2008, resulted in a tax benefit of $57 million. The provision is effective for one year and reduces the capital gains tax rate on qualified timber sales from 35 percent to 15 percent.

One-Time Deferred Tax Benefits/Charges

As a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	97

and a change in our postretirement medical plan, it was determined that previously recognized deferred tax assets related to the income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy would not be realized and a $32 million charge was recorded in 2010.

In 2010, we reversed certain deferred income tax liabilities, primarily relating to temporary differences of timber assets, as a result of our conversion to a REIT. See Note 2: Real Estate Investment Trust (REIT) Conversion.

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

In an IRS memo dated June 28, 2010, the IRS concluded that black liquor sold or used in 2009 qualifies for the cellulosic biofuel producer credit. With the recognition that black liquor potentially qualifies for either the cellulosic biofuel producer credit or the alternative fuel mixture credit (but not both on the same gallon of black liquor), the IRS has provided instructions that would allow a taxpayer to refund alternative fuel mixture credits already received and claim the higher cellulosic biofuel producer credit. We received our registration as a cellulosic biofuel producer in third quarter 2010. In an IRS memo dated October 5, 2010, the IRS concluded that both the alternative fuel mixture credit and the cellulosic biofuel producer credit could be claimed by a taxpayer in the same year. During 2009, we produced approximately 238 million gallons of black liquor, which did not qualify for the alternative fuel mixture credit. This equals $240 million of potential cellulosic biofuel producer credit at $1.01 per gallon, or $149 million net of tax, which we recognized in fourth quarter 2010. Since this credit offsets our income tax liability, we will carry the credit forward.

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

Deferred Income Tax Assets (Liabilities) Related to Continuing Operations by Category

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Forest Products:
Current	$113	$109
Noncurrent	(366)	(1,538)
Real Estate	266	299
Net deferred tax assets (liabilities)	$13	(1,130)

Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Postretirement benefits	$172	$282
Incentive compensation	56	65
Pension	109	213
Real estate impairments	205	200
State tax credits	57	55
Net operating loss carryforwards	140	191
Cellulosic biofuel producers credit	240	—
Other	334	371
Gross deferred tax assets	1,313	1,377
Valuation allowance	(120)	(103)
Net deferred tax assets	1,193	1,274
Property, plant and equipment	(668)	(776)
Timber installment notes	(277)	(286)
Timberlands	(24)	(1,089)
Other	(211)	(253)
Deferred tax liabilities	(1,180)	(2,404)
Net deferred tax assets (liabilities)	$13	$(1,130)

OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)

Other information about our deferred income tax assets (liabilities) include:

•	net operating loss carryforwards,
•	valuation allowances and
•	reinvestment of undistributed earnings.

Net Operating Loss Carryforwards

Our state and foreign net operating loss carryforwards as of the end of 2010 are as follows:

•	$488 million, which expire from 2011 through 2030; and
•	$130 million, which do not expire.

Valuation Allowances

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

Our valuation allowance on our deferred tax assets was $120 million as of the end of 2010. This primarily related to foreign net operating losses and state and provincial credits.

Total changes in our valuation allowance over the last year were:

•	$17 million net increase in 2010. This net increase resulted primarily from:
–	$2 million increase due to foreign exchange;
–	$10 million increase due to the change in expectations of future use of state credits and net operating loss carryforwards; and
–	$5 million increase due to additional foreign losses.

Reinvestment of Undistributed Earnings

We have approximately $22 million in undistributed earnings from our foreign subsidiaries as of the end of 2010. We have reinvested our foreign undistributed earnings; therefore they are not subject to U.S. income taxes. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

HOW WE ACCOUNT FOR INCOME TAXES

The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.

UNRECOGNIZED TAX BENEFITS

Unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 31, 2010, and December 31, 2009, are $180 million and $170 million, respectively, which does not include related interest of $30 million and $23 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2010	DECEMBER 31, 2009
Balance at beginning of year	$170	$114
Additions based on tax positions related to current year	1	53
Additions for tax positions of prior years	17	—
Reductions for tax positions of prior years	(6)	(4)
Foreign currency translation	4	12
Settlements	—	—
Lapse of statute	(6)	(5)
Balance at end of year	$180	$170

The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits was $48 million as of December 31, 2010, and $132 million as of December 31, 2009, which includes interest of $27 million and $22 million respectively, net of payments made in advance of settlements.

The net liability recorded for tax positions across all jurisdictions that, if sustained, would affect our effective tax rate was $98 million as of December 31, 2010, and $96 million as of December 31, 2009, which includes interest of $27 million and $22 million, respectively.

In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of December 31, 2010, our 2007 federal income tax audit is complete. Our 2008 and 2009 federal income tax audit has not yet begun. We are also undergoing examination in various state and foreign jurisdictions for the 2005 - 2009 tax years. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In the next 12 months, we estimate a decrease of up to $3 million in unrecognized tax benefits on several individually insignificant tax positions due to the lapse of applicable statutes of limitation in multiple jurisdictions.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	99

NOTE 22: GEOGRAPHIC AREAS

This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to and revenues from unaffiliated customers,
•	export sales from the U.S.,
•	earnings from continuing operations before income taxes and
•	long-lived assets.

SALES AND REVENUES

Our sales to and revenues from unaffiliated customers outside the U.S. are primarily to customers in Canada, China, Japan and Europe. Our export sales from the U.S. include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;
•	pulp, logs and lumber to other Pacific Rim countries; and
•	pulp and hardwood lumber to Europe.

Sales and Revenues by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2010 (DOLLAR AMOUNTS IN MILLIONS)
	2010	2009	2008
Sales to and revenues from unaffiliated customers:
U.S.	$4,464	$3,961	$8,932
Japan	631	485	619
Europe	334	277	408
China	356	209	268
Canada	276	209	288
South America	70	49	102
Other foreign countries	421	338	784
	6,552	5,528	11,401
Less discontinued operations	—	—	(3,301)
Total	$6,552	$5,528	$8,100
Export sales from the U.S.:
Japan	$550	$447	$534
Other	831	707	1,115
	1,381	1,154	1,649
Less discontinued operations	—	—	(261)
Total	$1,381	$1,154	$1,388

Discontinued operations primarily represent sales to the U.S.

EARNINGS AND LONG-LIVED ASSETS

Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill,
•	timber and timberlands and
•	property and equipment, including construction in progress.

Earnings and Long-Lived Assets by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2010 (DOLLAR AMOUNTS IN MILLIONS)
	2010	2009	2008
Earnings (loss) attributable to Weyerhaeuser common shareholders from continuing operations before income taxes:
U.S.	$108	$(656)	$(2,240)
Foreign countries	(14)	(163)	(503)
Total	$94	$(819)	$(2,743)
Long-lived assets:
U.S.	$5,946	$6,226	$6,794
Canada	827	881	830
Other foreign countries	642	606	597
Total	$7,415	$7,713	$8,221

NOTE 23: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data provides a review of our results and performance throughout the year. Our earnings (loss) per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.

Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	Net Sales and Revenues	Operating Income (Loss)	Earnings (Loss) Before Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Weyerhaeuser Common Shareholders	Basic Net Earnings (Loss) per Share Attributable to Weyerhaeuser Common Shareholders	Diluted Net Earnings (Loss) per Share Attributable to Weyerhaeuser Common Shareholders	Dividends Paid per Share	Market Prices – High/Low
2010:
First quarter	$1,419	$84	$20	$(18)	$(20)	$(0.10)	$(0.10)	$0.05	$45.32 – $39.25
Second quarter	$1,805	$164	$21	$14	$14	$0.07	$0.07	$0.05	$53.30 – $35.20
Third quarter	$1,664	$167	$91	$1,116	$1,116	$3.52	$3.50	$26.46	$41.83 – $15.40
Fourth quarter	$1,664	$53	$(36)	$171	$171	$0.32	$0.32	$0.05	$19.00 – $15.23
Full year	$6,552	$468	$96	$1,283	$1,281	$4.00	$3.99	$26.61	$53.30 – $15.23
2009:
First quarter	$1,275	$(330)	$(442)	$(266)	$(264)	$(1.25)	$(1.25)	$0.25	$32.03 – $19.36
Second quarter	$1,391	$(62)	$(148)	$(116)	$(106)	$(0.50)	$(0.50)	$0.25	$37.64 – $27.90
Third quarter	$1,407	$123	$30	$(5)	$—	$—	$—	$0.05	$39.87 – $27.68
Fourth quarter	$1,455	$(178)	$(282)	$(181)	$(175)	$(0.83)	$(0.83)	$0.05	$44.15 – $34.88
Full year	$5,528	$(447)	$(842)	$(568)	$(545)	$(2.58)	$(2.58)	$0.60	$44.15 – $19.36

To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions, as a “Special Dividend.” The Special Dividend of $5.6 billion was paid September 1, 2010, and included the regular quarterly dividend of approximately $11 million.

At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million. The stock portion of the Special Dividend is treated as the issuance of new shares for accounting purposes and affects our earnings (loss) per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings (loss) per share that is less than would have been the case had the common shares not been issued. See Note 5: Net Earnings (Loss) Per Share for pro forma results giving effect to the common stock distribution for diluted earnings per common share as if the common stock distribution had occurred at the beginning of each period. In addition, our stock price decreased on the ex-dividend date to reflect the issuance of common stock.

During third quarter 2010, we also reversed certain deferred income tax liabilities as a result of our REIT conversion, which resulted in a benefit in the Consolidated Statement of Operations. See Note 2: Real Estate Investment Trust (REIT) Conversion for more information.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	101

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

Based on their evaluation, the company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed complies with the SEC’s rules and forms.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer

Dated: February 25, 2011

/s/ PATRICIA M. BEDIENT
Patricia M. Bedient
Executive Vice President and Chief Financial Officer

Dated: February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Weyerhaeuser Company’s internal control over financial reporting based on our audit.

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

In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 25, 2011

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	103

DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to directors of the company included in the Notice of 2011 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 14, 2011 under the headings “Nominees for Election — Terms Expire in 2013,” “Board of Directors and Committee Information,” “Continuing Directors — Terms Expire in 2012” and “Continuing Directors — Terms Expire in 2011” is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of 2011 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 14, 2011, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Potential Payment upon Termination or Change in Control — Change in Control,” and “ — Severance Agreements” is incorporated herein by reference.

DIRECTORS

Debra A. Cafaro, 53, a director of the Company since February 2007, has been chairman, president and chief executive officer of Ventas, Inc. (health care real estate investment trust) since 2003. She was its president and chief executive officer from 1999 when she joined the company until 2003, and has been a director of the company since 1999. She served as president and director of Ambassador Apartments, Inc. (real estate investment trust) from 1997 until 1998 when it merged with AIMCO. She was a director of GGP, Inc. (Real Estate Investment Trust) from March 2010 to November 2010. She is the immediate past chair of NAREIT (National Association of real estate investment trusts) and a member of the Real Estate Roundtable. She has extensive REIT executive experience, with strong skills in real estate and corporate finance, strategic planning and public company executive compensation.

Mark A. Emmert, 58, a director of the Company since June 2008, has been the President of the National Collegiate Athletic Association since October 2010. He served as President of the University of Washington in Seattle, Washington, from 2004 to 2010; as Chancellor of Louisiana State University from 1999 to 2004; and Chancellor and Provost of the University of Connecticut from 1994 to 1999. Prior to 1994, he was Provost and Vice President for Academic Affairs at Montana State University and held faculty and administrative positions at the University of Colorado. He also is a director of Expeditors International of Washington, Inc. He is a Life Member of the Council on Foreign Relations and is a Fellow of the National Academy of Public Administration. He has also been a Fullbright Fellow, a Fellow of the American Council on Education and served on many non-profit boards.

Daniel S. Fulton, 62, was elected chief executive officer and a member of the board of directors in April 2008. He has been president of Weyerhaeuser Company since January 2008. From May 2001 until March 2008 he was president and chief executive officer of Weyerhaeuser Real Estate Company, a wholly owned subsidiary of Weyerhaeuser Company. In January 2004 he was named to Weyerhaeuser Company’s senior management team. Mr. Fulton serves as the chair of United Way of King County, and is a board member of the Chief Seattle Council of the Boy Scouts of America. He is a member of the Advisory Board for the Foster School of Business at the University of Washington, and is the chair of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University.

John I. Kieckhefer, 66, a director of the Company since 1990, has been president of Kieckhefer Associates, Inc. (investment and trust management) since 1989, and was senior vice president prior to that time. He has been engaged in commercial cattle operations since 1967 and is a trustee of J.W. Kieckhefer Foundation, an Arizona charitable trust.

Arnold G. Langbo, 73, was a director of the Company from 1999 until he retired in April 2011. He was chairman of Kellogg Company (cereal products) from 1992 until his retirement in 2000. He joined Kellogg Canada Inc. in 1956 and was elected president, chief operating officer and a director of Kellogg Company in 1990. He served as chief executive officer of Kellogg Company from 1992 to 1999. He is also a director of Johnson & Johnson. He was a director of The Hershey Company from 2008 to August 2009 and of Whirlpool Corporation from 1994 to April 2009.

Wayne W. Murdy, 66, a director of the Company since January 2009, held various management positions with Newmont Mining Corporation (international mining) from 1992 until his retirement in 2007, including Chairman of the Board from 2002 to December 2007 and Chief Executive Officer from 2001 to June 2007. Before joining Newmont Mining, Mr. Murdy spent 15 years serving in senior financial positions in the oil and gas industry, including positions with Apache Corporation and Getty Oil Company. He also is a director of BHP Billiton Limited, BHP Billiton Plc. and Qwest Communications International Inc. He is a trustee of the Denver Art Museum, member of the Advisory Councils for the College of Engineering at the University of Notre Dame and the Daniels Business School at the University of Denver.

Nicole W. Piasecki, 48, a director of the Company since 2003, is the head of Business Development for Boeing Commercial Airlines. Previously, she served as president of Boeing Japan from 2006 to 2010, executive vice president of Business Strategy & Marketing for Boeing Commercial Airplanes, The Boeing Company, from 2003 to 2006; was vice president of Commercial Airplanes Sales, Leasing Companies from 2000 until January 2003; and served in various positions in engineering, sales, marketing, and business strategy for the Commercial Aircraft Group from 1991. She has been Secretary of Transportation, LaHood to the Future of Aviation Advisory Council since 2010, a Trustee of Seattle University since 2010 and an at-large member of the University Council for Yale since 2010. She was a former member of the Federal Aviation’s Management Advisory Council. She has extensive executive experience in capital intensive industries, sales and marketing, strategic planning and international operations and relations.

Richard H. Sinkfield, 68, a director of the Company since 1993, is a senior partner in the law firm of Rogers & Hardin in Atlanta, Georgia, and has been a partner in the firm since 1976. He was a director of United Auto Group, Inc. (automobile retailer) from 1993 to 1999 and its executive vice president and chief administrative officer from 1997 to 1999. He was a director of Central Parking Corporation from 2000 to February 2005. He is a former director of the Metropolitan Atlanta Community Foundation, Inc. and the Atlanta College of Art. He is a Trustee of Vanderbilt University, a member of the executive board of the Atlanta Area Council of the Boy Scouts of America; a member of the Board of Directors of the Georgia Appleseed Center for Law and Justice and was a member of the board of governors of the State Bar of Georgia from 1990 to 1998.

D. Michael Steuert, 62, a director of the Company since October 2004, has been senior vice president and chief financial officer for Fluor Corporation (engineering and construction) since 2001. He served as senior vice president and chief financial officer at Litton Industries Inc. (defense electronics, ship construction and electronic technologies) from 1999 to 2001 and as a senior officer and chief financial officer of GenCorp Inc. (aerospace, propulsion systems, vehicle sealing systems, chemicals and real estate) from 1990 to 1999. He also serves as Trustee of Prologis and was formerly a member of the National Financial Executives Institute and the Carnegie Mellon Council on finance.

Kim Williams, 55, a director of the Company since October 2006, was senior vice president and associate director of global industry research for Wellington Management Company LLP (investment management) from 2001 to 2005, was elected a partner effective January 1995 and held various management positions with Wellington from 1986 to 2001. Prior to joining Wellington, she served as vice president, industry analyst for Loomis, Sayles & Co., Inc (investment management) from 1982 to 1986. She is also a director of E.W. Scripps Company, MicroVest and Xcel Energy Inc. She is a member of the Overseer Committee of Brigham and Women’s Hospital in Boston, Massachusetts and a Trustee of Concord Academy, Concord, Massachusetts.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	105

Charles R. Williamson, 62, a director of the company since October 2004 and chairman of the Board since April 2009, was the executive vice president of Chevron Corporation (international oil company) from August, 2005 until his retirement on December 1, 2005. He was chairman and chief executive officer of Unocal Corporation (oil and natural gas) until its acquisition by Chevron Corporation in 2005. He served as Unocal Corporation’s executive vice president, International Energy Operations from 1999 to 2000; group vice president, Asia Operations from 1998 to 1999; group vice president, International Operations from 1996 to 1997; and held numerous management jobs including positions in the United Kingdom, Thailand and the Netherlands after joining Unocal in 1977. He was a director of Unocal Corporation and former Chairman of the US-ASEAN Business Council. He is also a director and chairman of the board of Talisman Energy Inc. and a director of PACCAR Inc.

EXECUTIVE OFFICERS

The executive officers of the company are as follows:

NAME	TITLE	AGE
Ernesta Ballard	Senior Vice President	65
Patricia M. Bedient	Executive Vice President	57
James M. Branson	Senior Vice President until October 1, 2010	55
Lawrence B. Burrows	Senior Vice President	58
Srinivasan Chandrasekaran	Senior Vice President	61
Miles P. Drake	Senior Vice President	61
Daniel S. Fulton	President and CEO	62
Thomas F. Gideon	Executive Vice President	59
John A. Hooper	Senior Vice President	56
Sandy D. McDade	Senior Vice President	59
Peter M. Orser	President, Weyerhaeuser Real Estate Company	54

Ernesta Ballard was senior vice president, Corporate Affairs, from 2004 when she joined the company, until she retired in January 2011. She served as commissioner, Department of Environmental Conservation for the state of Alaska from 2002 to 2004; president, Ballard & Associates (consulting firm) from 1994 to 2002; chief executive officer, Cape Fox Corp. (Alaska Native Village corporation), from 1989 to 1994; and regional administrator, Region 10, U.S. Environmental Protection Agency, from 1983 to 1986. In 1997, she was appointed to serve on the Board of Governors of the U.S. Postal Service. She serves on the Advisory Board for the Ruckelshaus Center and was a founding member and currently serves as chair of LifeCenter Northwest, the organ donation organization for Washington, Montana and Alaska.

Patricia M. Bedient has been executive vice president and chief financial officer since 2007. She was senior vice president, Finance and Strategic Planning, from February 2006 to 2007. She served as vice president, Strategic Planning, from 2003 when she joined the company to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002. She is on the Board of Directors for Alaska Air Group and also serves as Treasurer and Board member of Overlake Hospital Medical Center. She is a CPA and member of the American Institute of CPAs.

James M. Branson was senior vice president, Timberlands, from 2007 until October 1, 2010. He was vice president of Southern Timberlands from 2002 to 2007. He served as vice president, Plywood, from 1995 to 2002. From 1981 to 2002, he held numerous leadership roles in finance. He started with Weyerhaeuser in 1979 as an accountant trainee in timberlands raw materials in Arkansas.

Lawrence B. Burrows has been senior vice president Wood Products, since October 1, 2010. Prior to becoming senior vice president Wood Products, Mr. Burrows served as served as president of Weyerhaeuser Real Estate Company, a subsidiary of the company, from 2008 to 2010. He was president of Winchester Homes Inc., a subsidiary of the company from 2003 to 2008; its executive vice president from 1998 to 2003; and held various leadership positions at Winchester Homes from 1989, when he joined the company, until 1998. Prior to joining the company, he was vice president and regional manager for Dickinson Heffner (real estate development) from 1986 to 1988; and project manager and vice president of Oliver T. Carr & Co. (real estate development) from 1982 to 1986.

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

Daniel S. Fulton has been chief executive officer and a director of the company since April 2008 and has been its president since January 2008. He was president of Weyerhaeuser Real Estate Company, a subsidiary of the company, from 2001 to 2008 and president of Weyerhaeuser Realty Investors Inc., a subsidiary of the company, from 1998 to 2000. He joined Weyerhaeuser in 1976 and has held various management and investment positions with the company and its subsidiaries. He also serves the chair of United Way of King County. He is a member of the Advisory Board for the Foster School of Business at the University of Washington and is the chair of the Policy Advisory Board of the Joint Center of Housing with Harvard University.

Thomas F. Gideon has been executive vice president Timberlands, since October 1, 2010. Prior to becoming executive vice president Timberlands, Mr. Gideon served as executive vice president — Forest Products from 2008 to 2010; and as senior vice president, Containerboard, Packaging and Recycling, from 2007 until its disposition in 2008. He was senior vice president, Timberlands, from 2005 to 2007; vice president, Western Timberlands, from 2003 to 2005; and director of Sales and Marketing for Western Timberlands from 1998 to 2003. He joined Weyerhaeuser in 1978 and held numerous human resources and sales management positions in Wood Products before moving into Western Timberlands in 1996.

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

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	107

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

Peter M. Orser has been president, Weyerhaeuser Real Estate Company, a subsidiary of the company, since October 1, 2010. Prior to becoming president, Weyerhaeuser Real Estate Company, Mr. Orser was president, Quadrant Corporation, a subsidiary of the company, from 2003 to 2010. He was executive vice president, Quadrant Corporation, from 2001 to 2003; residential senior vice president, Quadrant Corporation, from 1996 to 2001; vice president, Community Development, from 1992 to 1995; and held various leadership positions with Quadrant Corporation from 1987 when he joined the company to 1992.

AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2010, the audit committee of the board of directors consisted of Mark A. Emmert, John I. Kieckhefer, D. Michael Steuert and Kim Williams. Each member is independent as defined under the New York Stock Exchange rules. The board of directors has determined that each audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that Mr. Steuert is an “audit committee financial expert” as defined by SEC rules.

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

EXECUTIVE AND DIRECTOR COMPENSATION

Information with respect to executive and director compensation contained in the Notice of 2011 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 14, 2011, under the headings “Board of Directors and Committee Information — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year Year-End,” “Options Exercise in Fiscal 2010,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2011 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 14, 2011, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with regard to certain relationships and related transactions contained in the Notice of 2011 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 14, 2011, under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services in the Notice of 2011 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 14, 2011, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	109

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE	PAGE NUMBER(S) IN FORM 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	113
Schedule II — Valuation and Qualifying Accounts	114

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in Financial Statements and Supplementary Data above.

EXHIBITS

3	—

(i)    Articles of Incorporation (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission July 15, 2010 — Commission File Number 1-4825)

(ii)    Bylaws (incorporated by reference to Current Report on Form 10-Q filed with the Securities and Exchange Commission August 13, 2010 — Commission File Number 1-4825)

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

(q)   Agreement with James M. Branson (incorporated by reference to quarterly report on Form 10-Q filed with the Securities and Exchange Commission November 5, 2010 — Commission File Number 1-4825)

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

(s)   First Amendment dated to Competitive Advance and Revolving Credit Facility Agreement, dated as of December 19, 2006, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, JPMorgan Chase Bank, N.A. and, Citibank, N.A., as initial fronting banks, JPMorgan Chase Bank and Citibank, as swing line banks, JPMorgan Chase Bank, as administrative agent, Citibank, as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as documentation agent, Morgan Stanley Bank, as co-documentation agent and the lenders named therein. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission September 14, 2009)

(t)    Amended and Restated Contribution and Distribution Agreement among Weyerhaeuser Company, Domtar Paper Company LLC and Domtar Corporation dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 31, 2007 — Commission File Number 1-4825)

(u)   Amended and Restated Transaction Agreement among Weyerhaeuser Company, Domtar Corporation, Domtar Paper Company LLC, Domtar Delaware Holdings, Inc., Domtar Pacific Papers, Inc., Domtar Pacific Papers ULC, Domtar (Canada) Paper, Inc., and Domtar, Inc. dated as of January 25, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 31, 2007 — Commission File Number 1-4825)

(v)    Purchase Agreement, dated as of March 15, 2008, between Weyerhaeuser Company and International Paper Company (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission March 20, 2008 — Commission File Number 1-4825)

12	—	Statements regarding computation of ratios
14	—	Code of Business Conduct and Ethics (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 21, 2005 — Commission File Number 1-4825)
21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Registered Public Accounting Firm

31	—	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	111

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 25, 2011.

WEYERHAEUSER COMPANY

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 25, 2011.

/s/ DANIEL S. FULTON	/s/ WAYNE W. MURDY
Daniel S. Fulton Principal Executive Officer and Director	Wayne W. Murdy Director

/s/ PATRICIA M. BEDIENT Patricia M. Bedient Principal Financial Officer	/s/ NICOLE W. PIASECKI Nicole W. Piasecki Director

/s/ JERALD W. RICHARDS Jerald W. Richards Principal Accounting Officer	/s/ RICHARD H. SINKFIELD Richard H. Sinkfield Director

/s/ DEBRA A. CAFARO Debra A. Cafaro Director	/s/ D. MICHAEL STEUERT D. Michael Steuert Director

/s/ MARK A. EMMERT Mark A. Emmert Director	/s/ KIM WILLIAMS Kim Williams Director

/s/ JOHN I. KIECKHEFER John I. Kieckhefer Director	/s/ CHARLES R. WILLIAMSON Charles R. Williamson Chairman of the Board and Director

/s/ ARNOLD G. LANGBO Arnold G. Langbo Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Weyerhaeuser Company:

Under date of February 25, 2011, we reported on the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2010, which report is included in this annual report on Form 10-K. These consolidated financial statements and our report theron are incorporated by reference in the annual report on Form 10-K for the year 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

February 25, 2011

WEYERHAEUSER COMPANY > 2010 ANNUAL REPORT AND FORM 10-K	113

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the three years ended December 31, 2010

DOLLAR AMOUNTS IN MILLIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO INCOME	(DEDUCTIONS) FROM/ ADDITIONS TO RESERVE	BALANCE AT END OF PERIOD
Forest Products
Allowances deducted from related asset accounts:
Doubtful accounts – accounts receivable
2010	$12	$2	$(6)	$8
2009	$7	$11	$(6)	$12
2008	$3	$6	$(2)	$7
Real Estate
Allowances deducted from related asset accounts:
Receivables
2010	$2	$1	$—	$3
2009	$4	$—	$(2)	$2
2008	$2	$1	$1	$4

