Form 10-Q
period 2011-03-31
WEYERHAEUSER CO
filed 2011-05-06
CIK 106535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 29, 2011, 538,583,173 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2010. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter ended March 31, 2011, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date: May 6, 2011

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Principal Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS

(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010	MARCH 31, 2011	MARCH 31, 2010
Net sales and revenues	$1,578	$1,419
Cost of products sold	1,324	1,232

Gross margin	254	187
Selling, general and administrative expenses	179	163
Research and development expenses	7	8
Charges for restructuring, closures and impairments	4	2
Other operating income, net (Note 5)	(174)	(70)

Operating income	238	84
Interest income and other	11	42
Interest expense, net of capitalized interest	(93)	(106)

Earnings before income taxes	156	20
Income tax provision (Note 12)	(57)	(38)

Net earnings (loss)	99	(18)
Less: net earnings attributable to noncontrolling interests	—	(2)

Net earnings (loss) attributable to Weyerhaeuser common shareholders	$99	$(20)

Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 3)	$0.18	$(0.10)

Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 3)	$0.18	$(0.10)

Dividends paid per share	$0.15	$0.05

Weighted average shares outstanding (in thousands) (Note 3)
Basic	537,140	211,440
Diluted	540,476	211,440

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)

(UNAUDITED)

	MARCH 31, 2011	DECEMBER 31, 2010
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$1,459	$1,466
Receivables, less allowances of $8 and $8	505	451
Inventories (Note 6)	544	478
Prepaid expenses	85	81
Deferred tax assets	155	113

Total current assets	2,748	2,589
Property and equipment, less accumulated depreciation of $6,749 and $6,784	3,151	3,217
Construction in progress	149	123
Timber and timberlands at cost, less depletion charged to disposals	4,003	4,035
Investments in and advances to equity affiliates	192	194
Goodwill	40	40
Other assets	424	363
Restricted assets held by special purpose entities	914	915

	11,621	11,476

Real Estate:
Cash and cash equivalents	4	1
Receivables, less discounts and allowances of $2 and $3	54	51
Real estate in process of development and for sale	515	517
Land being processed for development	978	974
Investments in and advances to equity affiliates	15	16
Deferred tax assets	266	266
Other assets	119	120
Consolidated assets not owned	8	8

	1,959	1,953

Total assets	$13,580	$13,429

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

(CONTINUED)

	MARCH 31, 2011	DECEMBER 31, 2010
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Accounts payable	$359	$340
Accrued liabilities (Note 7)	686	734

Total current liabilities	1,045	1,074
Long-term debt (Note 8)	4,710	4,710
Deferred income taxes	485	366
Deferred pension and other postretirement benefits	908	930
Other liabilities	405	393
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	771	772
Commitments and contingencies (Note 11)

	8,324	8,245

Real Estate:
Long-term debt (Note 8)	348	350
Other liabilities	196	212
Consolidated liabilities not owned	8	8
Commitments and contingencies (Note 11)

	552	570

Total liabilities	8,876	8,815

Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 538,408,104 and 535,975,518 shares	674	670
Other capital	4,597	4,552
Retained earnings	187	181
Cumulative other comprehensive loss (Note 10)	(756)	(791)

Total Weyerhaeuser shareholders’ interest	4,702	4,612
Noncontrolling interests	2	2

Total equity	4,704	4,614

Total liabilities and equity	$13,580	$13,429

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN MILLIONS) (UNAUDITED)

	CONSOLIDATED
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010	MARCH 31, 2011	MARCH 31, 2010
Cash flows from operations:
Net earnings (loss)	$99	$(18)
Noncash charges (credits) to earnings (loss):
Depreciation, depletion and amortization	123	126
Deferred income taxes, net	39	34
Pension and other postretirement benefits (Note 9)	24	(1)
Share-based compensation expense	14	6
Equity in loss of equity affiliates	2	3
Charges for impairment of assets	1	2
Net gains on dispositions of assets and operations	(156)	(83)
Foreign exchange transaction gains (Note 5)	(7)	(10)
Decrease (increase) in working capital:
Receivables less allowances	(59)	(87)
Receivable for taxes	1	568
Inventories	(66)	(65)
Real estate and land	(2)	(36)
Prepaid expenses	(10)	(13)
Accounts payable and accrued liabilities	(78)	(47)
Deposits on land positions and other assets	—	3
Pension contributions	(1)	(132)
Other	(33)	(72)

Net cash from operations	(109)	178

Cash flows from investing activities:
Property and equipment	(35)	(46)
Timberlands reforestation	(12)	(13)
Redemption of short-term investments	—	47
Proceeds from sale of assets and operations	193	115
Repayments from pension trust	—	50
Other	5	(3)

Cash from investing activities	151	150

Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	—	(3)
Cash dividends	(81)	(11)
Change in book overdrafts	3	(4)
Payments on debt	(2)	(17)
Exercises of stock options	34	—
Other	—	(2)

Cash from financing activities	(46)	(37)

Net change in cash and cash equivalents	(4)	291
Cash and cash equivalents at beginning of period	1,467	1,869

Cash and cash equivalents at end of period	$1,463	$2,160

Cash paid (received) during the year for:
Interest, net of amount capitalized of $9 in 2011 and $6 in 2010	$156	$153

Income taxes	$2	$(444)

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERS ENDED MARCH 31, 2011 AND MARCH 31, 2010

NOTE 1: BASIS OF PRESENTATION

We are a real estate investment trust (REIT). As a REIT, we expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and our non-qualified timberland segment income.

Our consolidated financial statements provide an overall view of our results and financial condition. They include our accounts and the accounts of entities we control, including:

•	majority-owned domestic and foreign subsidiaries and

•	variable interest entities in which we are the primary beneficiary.

They do not include our intercompany transactions and accounts, which are eliminated, and noncontrolling interests are presented as a separate component of equity.

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

The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECLASSIFICATIONS

We have reclassified certain balances and results from the prior year for consistency with our 2011 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest.

NOTE 2: BUSINESS SEGMENTS

We are principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our principal business segments are:

•	Timberlands – which includes logs; timber; minerals, oil and gas; and international wood products;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels, hardwood lumber and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture; and

•	Real Estate – which includes real estate development, construction and sales.

Corporate and Other includes results of our transportation operations, certain gains or charges that are not related to an individual operating segment and the portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses and other general and administrative expenses that are not allocated to the business segments. We sold our five short line railroads at the end of 2010 and transportation currently only consists of Westwood Shipping Lines.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010
Sales to and revenues from unaffiliated customers:
Timberlands	$230	$202
Wood Products	624	604
Cellulose Fibers	506	410
Real Estate	160	151
Corporate and Other	58	52

	1,578	1,419

Intersegment sales:
Timberlands	191	171
Wood Products	21	16
Corporate and Other	3	4

	215	191

Total sales and revenues	1,793	1,610
Intersegment eliminations	(215)	(191)

Total	$1,578	$1,419

Net contribution to earnings:
Timberlands	$241	$81
Wood Products	(36)	(19)
Cellulose Fibers	86	19
Real Estate	(1)	31
Corporate and Other	(41)	12

	249	124
Interest expense, net of capitalized interest	(93)	(106)

Income before income taxes	156	18
Income tax expense	(57)	(38)

Net earnings (loss) attributable to Weyerhaeuser common shareholders	$99	$(20)

NOTE 3: NET EARNINGS (LOSS) PER SHARE

Our basic earnings (loss) per share attributable to Weyerhaeuser shareholders were:

•	$0.18 for the quarter ended March 31, 2011 and

•	$(0.10) for the quarter ended March 31, 2010.

Our diluted earnings (loss) per share attributable to Weyerhaeuser shareholders were:

•	$0.18 for the quarter ended March 31, 2011 and

•	$(0.10) for the quarter ended March 31, 2010.

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.

Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.

Dilutive potential common shares include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.

We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares. Share-based payment awards that are contingently issuable upon the achievement of specified performance or market conditions are included in our diluted earnings per share calculation in the period in which the conditions are satisfied.

To implement our decision to be taxed as a REIT, we distributed our accumulated earnings and profits to our shareholders, determined under federal income tax provisions, as a “Special Dividend.” At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The Special Dividend of $5.6 billion was paid September 1, 2010 and included approximately 324 million common shares. The stock portion of the Special Dividend was treated as the issuance of new shares for accounting purposes and affects our earnings (loss) per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings (loss) per share that is less than would have been the case had the common shares not been issued. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the quarter ended March 31, 2010, as if the common stock distribution had occurred at the beginning of the period.

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE FIGURES	MARCH 31, 2010
Net loss attributable to Weyerhaeuser common shareholders	$(20)
Diluted loss per share:
As reported	$(0.10)
Pro forma	$(0.04)
Diluted weighted average shares outstanding:
As reported	211,440
Pro forma	535,759

SHARES EXCLUDED FROM DILUTIVE EFFECT

The following shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2011 because they were either antidilutive or the required performance or market conditions were not met. For the quarter ended March 31, 2010, the following shares were not included in the computation of diluted loss per share due to our net loss position. Some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 31, 2011	MARCH 31, 2010
Stock options	23,844	12,933
Restricted stock units	—	736
Performance share units	489	—

The higher number of options in 2011 is primarily due to our Long-Term Incentive Compensation Plan requiring outstanding stock options to be adjusted as a result of the Special Dividend. During 2011, performance share units were granted under our performance share plan. These are disclosed in the above table at the potential maximum amount of shares that may be issued, which is 150 percent of the granted shares. See Note 4: Share-Based Compensation for more information on this plan.

NOTE 4: SHARE-BASED COMPENSATION

In first quarter 2011, we granted 1,941,686 stock options, 720,120 restricted stock units, 325,736 performance share units, and 52,869 stock appreciation rights. In addition, 272,671 outstanding restricted stock unit awards vested during first quarter 2011. A total of 2,459,392 shares of common stock were issued as a result of restricted stock unit vesting and stock option exercises.

STOCK OPTIONS

The weighted average exercise price of all of the stock options granted in first quarter 2011 was $24.16. The vesting and post-termination vesting terms for stock options granted in the first quarter of 2011 were as follows:

•	options vest ratably over 4 years;

•	options vest or continue to vest in the event of death, disability, or retirement at an age of at least 62;

•	options continue vesting for one year in the event of involuntary termination when the retirement criteria for full or continued vesting have not been met; and

•	options stop vesting for all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in First Quarter 2011

OPTIONS
Expected volatility	38.56%
Expected dividends	2.48%
Expected term (in years)	5.73
Risk-free rate	2.65%
Weighted average grant date fair value	$7.54

RESTRICTED STOCK UNITS

The weighted average fair value of the restricted stock units granted in first quarter 2011 was $23.94. The vesting provisions for restricted stock units granted in 2011 were as follows:

•	restricted stock units vest ratably over 4 years,

•	restricted stock units immediately vest in the event of death while employed or disability,

•	restricted stock units partially vest upon retirement at an age of at least 62 or job elimination depending on the employment period after grant date and

•	restricted stock units will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

PERFORMANCE SHARE UNITS

As part of a new long-term incentive compensation strategy in 2011, intended to tie executive compensation more closely to company performance, we granted a target number of performance share units to executives in first quarter 2011. Performance share units will be converted into shares of Weyerhaeuser stock – to the extent earned – at the end of a four-year timeframe that combines performance and market conditions with vesting requirements. The final number of shares awarded will range from 0 percent to 150 percent of each grant’s target, depending upon actual company performance.

The ultimate number of Performance Share Units earned is based on two measures:

•	Weyerhaeuser’s cash flow during the first year and

•	Weyerhaeuser’s relative total shareholder return (TSR) ranking in the S&P 500 during the first two years.

At the end of the performance period, performance share unit payouts would be in shares of our stock. Performance share units granted in 2011 and that are earned vest as follows:

•	units vest 50 percent, 25 percent and 25 percent on the second, third and fourth anniversaries of the grant date, respectively, as long as the individual remains employed by the company;

•	units fully vest in the event of death while employed or disability;

•	units partially vest upon retirement at an age of at least 62 or job elimination depending on the employment period after grant date; and

•	units will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

The weighted average grant date fair value of the performance share units was $25.52. Since the award contains a market condition, the effect of the market condition is reflected in the grant date fair value which is estimated using a Monte Carlo simulation model. This model estimates the TSR ranking of the company among the S&P 500 index over the 2 year performance period. Compensation expense is based on the estimated probable number of earned awards and recognized over the four-year vesting period on an accelerated basis. Generally, compensation expense would be reversed if the performance condition is not met unless the requisite service period has been achieved.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in First Quarter 2011

Performance Share Units
Performance Period	2/9/2011 – 2/9/2013
Valuation Date Closing Stock Price	$ 24.32
Expected Dividends	2.47%
Risk Free Rate	0.12% - 0.80%
Volatility	28.65% - 35.74%

STOCK APPRECIATION RIGHTS

Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 31, 2011.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 31, 2011

MARCH 31, 2011
Expected volatility	38.27%
Expected dividends	2.44%
Expected term (in years)	2.58
Risk-free rate	1.14%
Weighted average fair value	$6.13

NOTE 5: OTHER OPERATING INCOME, NET

Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010
Gain on sale of non-strategic timberlands	$(152)	$—
Gain on disposition of assets	(4)	(49)
Foreign exchange gains, net	(7)	(10)
Land management income	(6)	(6)
Other, net	(5)	(5)

Total other operating income, net	$(174)	$(70)

Foreign exchange gains result from changes in exchange rates primarily related to our Canadian operations.

The $152 million pretax gain on sale of non-strategic timberlands resulted from the sale of 82,000 acres in southwestern Washington.

First quarter 2010 included a pretax gain of $40 million from the sale of certain British Columbia forest licenses and associated rights.

NOTE 6: INVENTORIES

Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	DECEMBER 31, 2010
Logs and chips	$99	$66
Lumber, plywood, panels and engineered lumber	202	164
Pulp and paperboard	150	157
Other products	77	79
Materials and supplies	138	133

	$666	$599
Less LIFO reserve	(122)	(121)

Total	$544	$478

The LIFO – the last-in, first-out method – inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, hardwood lumber, pulp and paperboard.

NOTE 7: ACCRUED LIABILITIES

Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	DECEMBER 31, 2010
Wages, salaries and severance pay	$141	$165
Pension and postretirement	70	70
Vacation pay	52	50
Income taxes	95	65
Taxes – Social Security and real and personal property	32	28
Interest	73	110
Customer rebates and volume discounts	41	63
Deferred mineral income	14	20
Other	168	163

Total	$686	$734

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of our long-term debt consisted of the following:

	MARCH 31, 2011		DECEMBER 31, 2010
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Financial Liabilities:
Long-term debt (including current maturities):
Forest Products	$4,710	$5,034	$4,710	$5,029
Real Estate	$348	$357	$350	$360

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.

The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.

The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.

Subsequent to quarter end, we exercised our right to call approximately $518 million of 6.75 percent notes due in 2012. We expect the debt to be retired in June of 2011.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

We believe that our other financial instruments, including cash, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value and

•	the allowance for doubtful accounts.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit credits (costs) are:

	PENSION		OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011	MARCH 31, 2010
Service cost	$(12)	$(11)	$(1)	$—
Interest cost	(69)	(68)	(6)	(7)
Expected return on plan assets	105	109	—	—
Amortization of loss	(35)	(15)	(3)	(5)
Amortization of prior service credits (costs)	(4)	(4)	6	5
Adjustments	—	—	(4)	—
Loss due to curtailment and special termination benefits	(1)	(3)	—	—

Total net periodic benefit credits (costs)	$(16)	$8	$(8)	$(7)

FAIR VALUE OF PENSION PLAN ASSETS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, the value reported for our pension plan assets at the end of 2010 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We expect to complete the valuation of our pension plan assets during second quarter 2011. The final adjustments could affect net pension benefit (expense) depending on the magnitude of the adjustment.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, during 2011 we expect to:

•	be required to contribute approximately $80 million to our Canadian registered and nonregistered pension plans;

•	contribute $19 million to our U.S. nonqualified pension plans; and

•	make benefit payments of $44 million to our U.S. and Canadian other postretirement plans.

Based on revised plan participant information and actuarial assumptions, we no longer expect to have a required contribution to the U.S. qualified plan in 2011.

NOTE 10: COMPREHENSIVE INCOME (LOSS)

Items included in our comprehensive income consisted of the following:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010
Consolidated net earnings (loss)	$99	$(18)
Other comprehensive income:
Foreign currency translation adjustments	20	25
Actuarial net gains, net of tax	14	2
Prior service credits, net of tax	1	2

Total other comprehensive income	35	29

Total comprehensive income	134	11
Less: comprehensive income attributable to noncontrolling interests	—	(2)

Comprehensive income attributable to Weyerhaeuser common shareholders	$134	$9

Cumulative Other Comprehensive Loss

Items included in our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	DECEMBER 31, 2010
Foreign currency translation adjustments	$439	$419
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,344)	(1,358)
Prior service credit not yet recognized in earnings	146	145
Unrealized gains on available-for-sale securities	3	3

Total	$(756)	$(791)

NOTE 11: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS

We are party to legal matters generally incidental to our business. The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.

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

First Quarter Claim

On April 25, 2011, a complaint was filed in the United States District Court for the Western District of Washington on behalf of a person alleged to be a participant in the Company’s U.S. Retirement Plan for salaried employees.

The complaint alleges violations of the Employee Retirement Security Act (ERISA) with respect to the management of the plan’s assets.

The defendants include:

•	the Company and

•	other plan fiduciaries.

The complaint seeks:

•	certification as a class action,

•	payment to the retirement plans by the Company and the other defendants of alleged losses due to the alleged breach of fiduciary duties and

•	payment of the plaintiff’s attorney fees and other costs.

The Company believes that its pension plans have been consistently managed in full compliance with established fiduciary standards and intends to vigorously contest the claim.

ENVIRONMENTAL MATTERS

Our environmental matters include:

•	site remediation,

•	asset retirement obligations and

•	regulation of air emissions in the U.S.

Site Remediation

Under the Comprehensive Environmental Response Compensation and Liability Act – commonly known as the Superfund – and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites and

•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.

We accrued $28 million as of March 31, 2011, of estimated remediation costs on the active Superfund sites and other sites for which we are responsible for.

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.

There have not been material changes to the accrual since the end of 2010.

We believe it is reasonably possible – based on currently available information and analysis – that remediation costs for all identified sites may exceed our accrual by up to $100 million.

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

Asset Retirement Obligations

We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. We accrued $68 million for these obligations as of March 31, 2011. The accruals have not changed materially since the end of 2010.

Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

Regulation of Air Emissions in the U.S.

In March, the United States Environmental Protection Agency (EPA) published a set of final rules that require use of maximum achievable control technology (MACT) for industrial boilers. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we had previously estimated that we might spend as much as $30 million to $100 million over the next few years to comply with the MACT standards as they were described in the proposed rule. After reviewing the final rules, we now estimate that we might spend as much as $30 million to $45 million over the next few years to comply with the MACT standards. The EPA has stated that they intend to reconsider portions of the final rules in the coming months. Depending on the final outcome of the reconsideration process, our cost projection may change.

NOTE 12: INCOME TAXES

As a REIT, we are generally not subject to corporate level tax on income of the REIT that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and the portion of our timberlands segment income included in the TRS.

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. Our 2011 income tax rate excluding discrete items is lower than the statutory rate, primarily due to the tax benefits of being a REIT. Our 2010 income tax rate is higher than the statutory rate, primarily due to the effect of state and foreign income taxes on a low pretax earnings base. Tax benefits of being a REIT were not reflected in our first quarter 2010 income tax rate.

Our effective income tax rates excluding discrete items were:

•	20.6 percent for 2011 and

•	42.3 percent for 2010.

Items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
2011:
Income taxes on a non-strategic timberlands gain (Note 5)	$(56)
2010:
Medicare Part D subsidy charge	$(28)
State tax law and rate changes charge	$(3)

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

STATEMENTS

We make forward-looking statements of our expectations regarding second quarter 2011, including:

•	housing market conditions;

•	market challenges for our Timberlands, Wood Products and Real Estate segments;

•	higher selling prices for western logs;

•	higher harvest volumes in Timberlands, partially offset by higher fuel expenses and seasonally higher road and silviculture costs;

•	improved operating rates, higher selling prices and cost reductions in our Wood Products segment, partially offset by increased log costs;

•	higher selling prices, partially offset by increased scheduled maintenance costs in the Cellulose Fibers segment; and

•	a seasonal increase in home sale closings and lower margins and average sales prices in our single-family homebuilding operations.

We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and Euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS

The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages, strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various business segments and economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	successful execution of our internal performance plans including restructurings and cost reduction initiatives;

•	level of competition from domestic and foreign producers;

•	the effect of the Japanese disaster on demand for company products;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	performance of pension fund investments and derivatives; and

•	the other factors described under “Risk Factors” in our annual report on Form 10-K.

EXPORTING ISSUES

We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Canadian dollar, Euro and Yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS

In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. The periods are also referred to as 2011 and 2010.

CONSOLIDATED RESULTS

How We Did in First Quarter 2011

NET SALES AND REVENUES / OPERATING INCOME / NET EARNINGS (LOSS) – WEYERHAEUSER COMPANY

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Net sales and revenues	$1,578	$1,419	$159
Operating income	$238	$84	$154
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$99	$(20)	$119
Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders	$0.18	$(0.10)	$0.28
Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders	$0.18	$(0.10)	$0.28

Comparing 2011 with 2010

In 2011:

•	Net sales and revenues increased $159 million – 11 percent.

•	Net earnings increased $119 million.

Net sales and revenues

Net sales and revenues increased primarily due to the following:

•	increased pulp prices and volumes sold – refer to the Cellulose Fibers segment discussion;

•	increased log prices and volumes sold – refer to the Timberlands segment discussion; and

•	increased volumes sold of certain residential building products – refer to the Wood Products segment discussion.

Net earnings (loss) attributable to Weyerhaeuser common shareholders

Our net earnings attributable to Weyerhaeuser common shareholders increased primarily due to the following:

•	recognition of a gain on sale of 82,000 acres of non-strategic timberlands in 2011 – refer to the Timberlands segment discussion;

•	higher pulp price realizations – refer to the Cellulose Fibers segment discussion;

•	recognition of a tax charge in 2010 related to the federal tax law change for Medicare Part D subsidies – refer to the income tax discussion; and

•	increased export and domestic log prices in the West – refer to the Timberlands segment discussion.

These increases in our earnings were partially offset by the following:

•	recognition of a gain on the sale of an asset in 2010 – refer to the Wood Products segment discussion;

•	recognition of gains on the sale of partnership interests in 2010 – refer to the Real Estate segment discussion; and

•	increased raw materials and other operating costs – refer to the Timberlands, Wood Products and Cellulose Fibers segment discussions.

TIMBERLANDS

How We Did in First Quarter 2011

Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters ended March 31, 2011, and March 31, 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Net sales and revenues to unaffiliated customers:
Logs:
West	$110	$82	$28
South	41	27	14
Canada	7	9	(2)

Subtotal logs sales and revenues	158	118	40
Pay as cut timber sales	8	8	—
Timberlands exchanges(1)	21	35	(14)
Higher and better-use land sales(1)	4	5	(1)
Minerals, oil and gas	14	15	(1)
Products from international operations(2)	17	15	2
Other products	8	6	2

Subtotal net sales and revenues to unaffiliated customers	230	202	28
Intersegment sales:
United States	112	104	8
Other	79	67	12

Subtotal intersegment sales	191	171	20

Total sales and revenues	$421	$373	$48

Net contribution to earnings	$241	$81	$160

(1)	Dispositions of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.
(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing 2011 with 2010

In 2011:

•	Net sales and revenues to unaffiliated customers increased $28 million – 14 percent.

•	Intersegment sales increased $20 million – 12 percent.

•	Net contribution to earnings increased $160 million.

Net sales and revenues – unaffiliated customers

The $28 million increase in net sales and revenues to unaffiliated customers resulted primarily from the following:

•	Western log sales increased by $28 million due to increased sales volumes of 12 percent and increased price realizations of 19 percent driven by strong export demand.

•

Southern logs sales increased by $14 million primarily due to increased sales volumes of 59 percent as the result of increased sales of logs compared to timber in 2011 and an overall increase of fee volume harvest year over year.

The above items were partially offset by a $15 million decrease in land exchanges and higher and better-use land sales.

Intersegment sales

The $20 million increase in intersegment sales resulted primarily from the following:

•	$10 million increase due to increased Canadian log and chip sales volumes and

•	$8 million increase due to higher log and chip prices in the West.

Net contribution to earnings

The $160 million increase in net contribution to earnings resulted primarily from the following:

•	$152 million pretax gain on the first quarter 2011 sale of 82,000 acres of non-strategic timberlands in southwestern Washington;

•	$24 million increase primarily due to higher domestic and export prices in the West; and

•	$5 million increase primarily due to increased harvest levels of 13 percent in the West.

The above items were partially offset by:

•	$12 million decrease due to land exchanges and higher and better-use land sales and

•	$11 million increase in operating costs primarily due to higher silviculture and fuel costs.

Our Outlook

Excluding the disposition of non-strategic timberlands, we expect slightly higher earnings in the second quarter compared with the first. The company anticipates modestly improved selling prices for western logs and higher harvest volumes to be largely offset by higher fuel expenses and seasonally higher road and silviculture costs.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Third party log sales – cubic meters:
West	1,095	975	120
South	1,005	634	371
Canada	194	259	(65)
International	72	78	(6)

Total	2,366	1,946	420

Fee depletion – cubic meters:
West	1,611	1,431	180
South	2,180	2,140	40
International	98	92	6

Total	3,889	3,663	226

WOOD PRODUCTS

How We Did in First Quarter 2011

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2011, and March 31, 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Net sales and revenues:
Structural lumber	$260	$241	$19
Engineered solid section	62	66	(4)
Engineered I-joists	33	48	(15)
Oriented strand board	85	66	19
Softwood plywood	17	16	1
Hardwood lumber	58	54	4
Other products produced	42	35	7
Other products purchased for resale	67	78	(11)

Total	$624	$604	$20

Net contribution to earnings	$(36)	$(19)	$(17)

Comparing 2011 with 2010

In 2011:

•	Net sales and revenues increased $20 million – 3 percent.

•	Net contribution to earnings decreased $17 million – 89 percent.

Net sales and revenues

The $20 million increase in net sales and revenues was primarily due to the following:

•	Structural lumber shipment volumes increased 9 percent.

•	Engineered solid section average price realizations increased 8 percent.

•	Engineered I-joists average price realizations increased 17 percent.

•	Oriented strand board shipment volumes increased 33 percent.

These increases were partially offset by the following:

•	Engineered solid section shipment volumes decreased 14 percent.

•	Engineered I-joists shipment volumes decreased 41 percent.

Net contribution to earnings

The $17 million decrease in net contribution to earnings was primarily due to the following:

•	$40 million pretax gain on the sale of certain British Columbia forest licenses and associated rights in 2010 and

•	$11 million increase in log costs.

These decreases were partially offset by the following:

•	$17 million decrease in manufacturing costs primarily due to increased operating rates and

•	$13 million decrease in selling and administrative costs primarily due to previous cost reduction efforts.

Our Outlook

We anticipate a smaller loss from the segment in second quarter due to seasonally higher sales volumes and improved operating rates. We expect Wood Products cash flow to be positive in second quarter and do not expect to build additional working capital.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Structural lumber – board feet	826	761	65
Engineered solid section – cubic feet	3	4	(1)
Engineered I-joists – lineal feet	26	44	(18)
Oriented strand board – square feet (3/8”)	445	334	111
Softwood plywood – square feet (3/8”)	63	60	3
Hardwood lumber – board feet	69	67	2

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Structural lumber – board feet	893	801	92
Engineered solid section – cubic feet	4	4	—
Engineered I-joists – lineal feet	30	41	(11)
Oriented strand board – square feet (3/8”)	494	378	116
Softwood plywood – square feet (3/8”)	53	48	5
Hardwood lumber – board feet	58	59	(1)

CELLULOSE FIBERS

How We Did in First Quarter 2011

Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2011, and March 31, 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Net sales and revenues:
Pulp	$398	$321	$77
Liquid packaging board	85	71	14
Other products	23	18	5

Total	$506	$410	$96

Net contribution to earnings	$86	$19	$67

Comparing 2011 with 2010

In 2011:

•	Net sales and revenues increased $96 million – 23 percent.

•	Net contribution to earnings increased $67 million.

Net sales and revenues

Net sales and revenues increased $96 million primarily due to the following:

•	Pulp price realizations increased by $150 per ton – 20 percent – primarily due to tight global softwood pulp inventories.

•	Sales volumes for pulp increased 14,000 tons – 3 percent.

•	Sales volumes for liquid packaging board increased 7,000 tons – 10 percent.

•	Liquid packaging board price realizations increased by $96 per ton – 9 percent – due to a favorable mix shift to coated board sales and an increase in market price.

Net contribution to earnings

Net contribution to earnings increased $67 million primarily due to the following:

•	$66 million increase due to higher pulp price realizations,

•	$7 million improvement in liquid packaging board price realizations and

•	$4 million increase in other product realizations.

Partially offsetting these increases in earnings is a $15 million increase in operating costs, freight, and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar.

Our Outlook

We expect higher earnings from the Cellulose Fibers segment in second quarter. The company anticipates higher selling prices, partially offset by increased maintenance costs due to an increase in the number of scheduled annual maintenance outages.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Pulp – air-dry metric tons	436	422	14
Liquid packaging board – tons	74	67	7

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Pulp – air-dry metric tons	437	437	—
Liquid packaging board – tons	67	69	(2)

REAL ESTATE

How We Did in First Quarter 2011

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters ended March 31, 2011, and March 31, 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Net sales and revenues:
Single-family housing	$152	$143	$9
Land	7	7	—
Other	1	1	—

Total	$160	$151	$9

Net contribution to earnings	$(1)	$31	$(32)

Here is a comparison of key statistics related to our single-family operations for the quarters ended March 31, 2011, and March 31, 2010:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Homes sold	535	620	(85)
Homes closed	363	393	(30)
Homes sold but not closed (backlog)	611	877	(266)
Cancellation rate	11.6%	18.8%	(7.2)%
Buyer traffic	12,904	22,658	(9,754)
Average price of homes closed	$419,000	$365,000	$54,000
Single-family gross margin – excluding impairments (%)(1)	21.7%	19.4%	2.3%

(1)	Single-family gross margin equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).

Comparing 2011 with 2010

In 2011:

•	Net sales and revenues increased $9 million – 6 percent.

•	Net contribution to earnings decreased $32 million.

Markets for new homes are highly differential across our operations with uneven demand patterns. Buyers in lower price points have been attracted by housing affordability, partially due to low mortgage rates, but tight mortgage qualification requirements remain a challenge for many first-time buyers. In addition, tax credits available to many buyers in 2010 are no longer available in 2011. Although the supply of new homes has stabilized, most of our markets have been affected by high levels of foreclosure inventories, high unemployment and low consumer confidence. We experienced decreased market activity in first quarter 2011 compared to first quarter 2010, as reflected by lower levels of traffic and fewer new orders.

Net sales and revenues

The $9 million increase in net sales and revenues resulted primarily from:

•	Average selling prices of single-family homes increased 15 percent to $419,000 in first quarter 2011 from $365,000 in first quarter 2010, primarily due to a change in geographic mix.

•	This was partially offset by an 8 percent decrease in home closings to 363 in first quarter 2011 from 393 in first quarter 2010.

Net contribution to earnings

The $32 million decrease in net contribution to earnings resulted primarily from:

•	$33 million decrease in gains on the sale of partnership interests – first quarter 2010 interest income and other included the sale of interests in two commercial partnerships.

•	This was partially offset by a $5 million increase from single-family home closings, as higher average sales prices and higher margins more than offset the effect of fewer closings.

Our Outlook

We anticipate a small profit from single-family homebuilding operations in second quarter due to a seasonal increase in home sale closings.

CORPORATE AND OTHER

Corporate and Other includes results of our transportation operations, certain gains or charges that are not related to an individual operating segment and the portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses and other general and administrative expenses that are not allocated to the business segments. We sold our five short line railroads at the end of 2010 and transportation currently only consists of Westwood Shipping Lines.

How We Did in First Quarter 2011

Here is a comparison of net sales and revenues and net contribution to earnings for the quarters ended March 31, 2011, and March 31, 2010:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010	2011 VS. 2010
Net sales and revenues	$58	$52	$6

Net contribution to earnings	$(41)	$12	$(53)

Comparing 2011 with 2010

In 2011:

•	Net sales and revenues increased $6 million – 12 percent.

•	Net contribution to earnings decreased $53 million.

Net sales and revenues

Westwood revenues increased as a result of higher volumes and prices. First quarter 2011 does not include revenues of five short line railroads that we sold at the end of 2010.

Net contribution to earnings

Net contribution to earnings decreased $53 million, due primarily to the following:

•	$28 million increase in pension and postretirement costs primarily due to the amortization of deferred pension losses;

•	$13 million due to a 30 percent increase in our stock price in first quarter 2011, which resulted in higher share-based compensation expense; and

•	$3 million lower foreign exchange transaction gains.

INTEREST EXPENSE

Our net interest expense incurred was:

•	$93 million during first quarter 2011 and

•	$106 million during first quarter 2010.

Interest expense incurred decreased $13 million, primarily due to second quarter 2010 reductions in our debt.

INCOME TAXES

As a REIT, we are generally not subject to corporate level tax on income of the REIT that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and the portion of our timberlands segment income included in the TRS.

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. Our 2011 income tax rate excluding discrete items is lower than the statutory rate, primarily due to the tax benefits of being a REIT. Our 2010 income tax rate is higher than the statutory rate, primarily due to the effect of state and foreign income taxes on a low pretax earnings base. Tax benefits of being a REIT were not reflected in our first quarter 2010 income tax rate.

Our effective income tax rates excluding discrete items were:

•	20.6 percent for 2011 and

•	42.3 percent for 2010.

Items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
2011:
Income taxes on a non-strategic timberlands gain	$(56)
2010:
Medicare Part D subsidy charge	$(28)
State tax law and rate changes charge	$(3)

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

LIQUIDITY AND CAPITAL RESOURCES

We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.

The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS

Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid for taxes.

Consolidated net cash (used in) provided by our operations in first quarter was:

•	$(109) million in 2011 and

•	$178 million in 2010.

Comparing 2011 with 2010

Net cash from operations decreased $287 million in 2011 as compared with first quarter 2010:

•

Net cash inflows related to income taxes decreased $446 million for the quarter. We paid taxes of $2 million in first quarter 2011. We received income tax refunds of $444 million in first quarter 2010.

•

Cash we received from customers increased approximately $187 million primarily due to increased price realizations and shipment volumes from our Cellulose Fibers, Timberlands and Wood Products segments.

CASH FROM INVESTING ACTIVITIES

Cash from investing activities can include:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.

In first quarter 2010, the pension trust repaid $50 million of short-term loans made in 2008 and 2009.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011	MARCH 31, 2010
Timberlands	$14	$20
Wood Products	6	2
Cellulose Fibers(1)	26	39
Corporate and Other	—	1
Real Estate	1	1

Total	$47	$63

(1)	2010 includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including assumption of liabilities of $4 million.

We anticipate that our net capital expenditures for 2011 – excluding acquisitions – will be approximately $250 million to $270 million. However, that range could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

Proceeds from the Sale of Nonstrategic Assets

Proceeds received from the sale of nonstrategic assets were $193 million in 2011. This included $192 million for the sale of 82,000 acres of non-strategic timberlands in southwestern Washington.

Proceeds received from the sale of nonstrategic assets were $115 million in 2010. This included:

•	$40 million for the sale of British Columbia forest licenses and associated rights,

•	$33 million for the sale of partnership interests in our Real Estate Segment and

•	$28 million for the sale of Wood Products assets.

CASH FROM FINANCING ACTIVITIES

Cash from financing activities can include:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends.

Debt

We repaid debt of:

•	$2 million in first quarter 2011 and

•	$20 million in first quarter 2010.

Subsequent to quarter end, we exercised our right to call approximately $518 million of 6.75 percent notes due in 2012. We expect the debt to be retired in June of 2011.

Long-term debt and revolving credit facilities

Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1.0 billion 5-year revolving credit facility that expires in December 2011. WRECO can borrow up to $200 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility.

There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in the first quarters of 2011 or 2010.

Debt covenants

As of March 31, 2011 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facility and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants:

Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion and

•	a defined debt-to-total-capital ratio of 65 percent or less.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	plus or minus accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.

Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.

As of March 31, 2011, Weyerhaeuser Company had:

•	a defined net worth of $5 billion and

•	a defined debt-to-total-capital ratio of 48.5 percent.

Weyerhaeuser Real Estate Company Covenants

Key covenants related to WRECO revolving credit facility and medium-term notes include the requirement to maintain:

•	a minimum defined net worth of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.

WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.

Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.

As of March 31, 2011, WRECO had:

•	a defined net worth of $841 million and

•	a defined debt-to-total-capital ratio of 52 percent.

Option Exercises

We received cash proceeds of $34 million from the exercise of stock options in first quarter 2011.

Paying dividends

We paid dividends of:

•	$81 million in first quarter 2011 and

•	$11 million in first quarter 2010.

The increase in dividends paid is primarily due to the increase in our quarterly dividend from 5 cents to 15 cents in February 2011 and the increase in the number of our common shares outstanding as a result of the Special Dividend.

On April 14, 2011, our board of directors declared a regular quarterly dividend of 15 cents per share payable June 1, 2011, to shareholders of record at the close of business May 13, 2011.

OTHER RELATED DISCLOSURES

Japan Earthquake and Tsunami

The recent earthquakes and tsunami that struck the northeast coast of Japan has created uncertainty regarding the effect on general economic and market conditions in Japan. A number of our businesses supply products or services to Japanese customers and approximately 2 percent of our revenues are from sales of products or services to customers that have facilities located in the disaster area. The immediate effect of the disaster was an increase in demand for some products and services (such as newsprint, liquid packaging board and shipping), and a decrease in demand for some other products (such as lumber and logs), which was offset by increased exports to other areas of Asia. Longer-term, there may be increased demand for products such as lumber and logs needed in the rebuilding effort. This is an evolving situation; we are in contact with our customers and are continuing to assess the effect on our businesses. We currently believe that these events will not have a material effect on our results of operations in the second quarter or in 2011.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes during first quarter 2011 to our critical accounting policies presented in our 2010 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes occurred during first quarter 2011 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2011, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS

No changes occurred in the company’s internal control over financial reporting during first quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS

Refer to “Notes to Consolidated Financial Statements – Note 11: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no significant changes during first quarter 2011 to risk factors presented in the company’s 2010 Annual Report on Form 10-K.

EXHIBITS

3.1	Articles of Incorporation of Weyerhaeuser Company

3.2	Bylaws of Weyerhaeuser Company

10.1	Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Share Award Terms and Conditions

10.2	Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions

10.3	Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Award Terms and Conditions

12.	Statements regarding computation of ratios

31.	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document