Form 10-Q
period 2011-06-30
WEYERHAEUSER CO
filed 2011-08-05
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
COMMISSION FILE NUMBER: 1-4825
  __________________________________________________
WEYERHAEUSER COMPANY
  __________________________________________________

Washington	91-0470860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

33663 Weyerhaeuser Way South Federal Way, Washington	98063-9777
(Address of principal executive offices)	(Zip Code)
(253) 924-2345
(Registrant’s telephone number, including area code)
 __________________________________________________

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 29, 2011, 538,667,211 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2010. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter and year-to-date periods ended June 30, 2011, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	August 5, 2011

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Chief Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010
Net sales and revenues	$1,610	$1,641	$3,032	$2,924
Cost of products sold	1,343	1,314	2,520	2,416
Gross margin	267	327	512	508
Selling, general and administrative expenses	145	162	317	318
Research and development expenses	7	8	14	16
Charges for restructuring, closures and impairments	7	4	11	6
Other operating income, net (Note 6)	(19)	(2)	(193)	(72)
Operating income	127	155	363	240
Interest income and other	9	12	20	54
Interest expense, net of capitalized interest (Note 9)	(117)	(155)	(210)	(261)
Earnings from continuing operations before income taxes	19	12	173	33
Income taxes (Note 13)	4	(4)	(52)	(42)
Earnings (loss) from continuing operations	23	8	121	(9)
Earnings (loss) from discontinued operations, net of income taxes (Note 2)	(13)	6	(12)	5
Net earnings (loss)	10	14	109	(4)
Less: net earnings attributable to noncontrolling interests	—	—	—	(2)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$10	$14	$109	$(6)
Earnings (loss) per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 4):
Continuing operations	$0.04	$0.04	$0.22	$(0.05)
Discontinued operations	(0.02)	0.03	(0.02)	0.02
Net earnings (loss) per share	$0.02	$0.07	$0.20	$(0.03)
Dividends paid per share	$0.15	$0.05	$0.30	$0.10
Weighted average shares outstanding (in thousands) (Note 4):
Basic	538,599	211,600	537,873	211,521
Diluted	541,095	212,103	540,790	211,521
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)
(UNAUDITED)

	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$877	$1,466
Receivables, less allowances of $8 and $8	533	451
Inventories (Note 7)	513	478
Prepaid expenses	115	81
Deferred tax assets	167	113
Total current assets	2,205	2,589
Property and equipment, less accumulated depreciation of $6,834 and $6,784	3,083	3,217
Construction in progress	137	123
Timber and timberlands at cost, less depletion charged to disposals	3,987	4,035
Investments in and advances to equity affiliates	191	194
Goodwill	40	40
Other assets	511	363
Restricted assets held by special purpose entities	915	915
	11,069	11,476
Real Estate:
Cash and cash equivalents	4	1
Receivables, less discounts and allowances of $2 and $3	36	51
Real estate in process of development and for sale	535	517
Land being processed for development	988	974
Investments in and advances to equity affiliates	15	16
Deferred tax assets	263	266
Other assets	121	120
Consolidated assets not owned	8	8
	1,970	1,953
Total assets	$13,039	$13,429

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(CONTINUED)

	JUNE 30, 2011	DECEMBER 31, 2010
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Accounts payable	$326	$340
Accrued liabilities (Note 8)	712	734
Total current liabilities	1,038	1,074
Long-term debt (Note 9)	4,192	4,710
Deferred income taxes	533	366
Deferred pension and other postretirement benefits	835	930
Other liabilities	412	393
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	774	772
Commitments and contingencies (Note 12)
	7,784	8,245
Real Estate:
Long-term debt (Note 9)	318	350
Other liabilities	193	212
Consolidated liabilities not owned	8	8
Commitments and contingencies (Note 12)
	519	570
Total liabilities	8,303	8,815
Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 538,639,584 and 535,975,518 shares	673	670
Other capital	4,607	4,552
Retained earnings	116	181
Cumulative other comprehensive loss (Note 11)	(662)	(791)
Total Weyerhaeuser shareholders’ interest	4,734	4,612
Noncontrolling interests	2	2
Total equity	4,736	4,614
Total liabilities and equity	$13,039	$13,429
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN MILLIONS)
(UNAUDITED)

	YEAR-TO-DATE ENDED
	JUNE 30, 2011	JUNE 30, 2010
Cash flows from operations:
Net earnings (loss)	$109	$(4)
Noncash charges (credits) to earnings (loss):
Depreciation, depletion and amortization	243	252
Deferred income taxes, net	26	90
Pension and other postretirement benefits (Note 10)	43	(11)
Share-based compensation expense	17	12
Equity in loss of equity affiliates	3	3
Charges for impairment of assets	12	3
Net gains on dispositions of assets and operations	(185)	(93)
Foreign exchange transaction gains (Note 6)	(8)	—
Change in:
Receivables less allowances	(69)	(115)
Receivable for taxes	1	551
Inventories	(31)	(25)
Real estate and land	(34)	(37)
Prepaid expenses	(14)	(7)
Accounts payable and accrued liabilities	(75)	(53)
Deposits on land positions and other assets	(4)	(3)
Pension contributions	(5)	(138)
Other	(22)	(58)
Net cash from operations	7	367
Cash flows from investing activities:
Property and equipment	(74)	(78)
Timberlands reforestation	(19)	(20)
Redemption of short-term investments	—	47
Proceeds from sale of assets and operations	196	130
Repayments from pension trust	—	146
Other	(5)	(11)
Cash from investing activities	98	214
Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	—	(3)
Cash dividends	(161)	(21)
Change in book overdrafts	2	(12)
Payments on debt (Note 9)	(550)	(565)
Exercises of stock options	37	—
Other	(19)	(3)
Cash from financing activities	(691)	(604)
Net change in cash and cash equivalents	(586)	(23)
Cash and cash equivalents at beginning of period	1,467	1,869
Cash and cash equivalents at end of period	$881	$1,846
Cash paid (received) during the year for:
Interest, net of amount capitalized of $17 and $11	$247	$273
Income taxes	$15	$(445)
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2011 AND JUNE 30, 2010

NOTE 1: BASIS OF PRESENTATION
We are a corporation that has elected to be taxed as a real estate investment trust (REIT). As a REIT, we expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and our non-qualified timberland segment income.
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
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2011 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest. The reclassifications include changes to the way we classify certain transactions as operating, investing or financing on our Consolidated Statement of Cash Flows and to present the results of operations discontinued in 2011 separately on our Consolidated Statement of Operations. Note 2: Discontinued Operations provides information about our discontinued operations.

NOTE 2: DISCONTINUED OPERATIONS

Our discontinued operations for the quarter and year-to-date periods ended June 30, 2011, and June 30, 2010, include the operations of our hardwoods and Westwood Shipping Lines operations. The following table summarizes the components of net sales and net earnings from discontinued operations.

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010
Net sales:
Hardwoods	$97	$103	$195	$193
Westwood Shipping Lines	66	61	124	107
Total net sales from discontinued operations	$163	$164	$319	$300
Income (loss) from operations:
Hardwoods	$(8)	$8	$(8)	$11
Westwood Shipping Lines	2	1	4	(3)
Other discontinued operations	(13)	—	(13)	—
Total income (loss) from discontinued operations	(19)	9	(17)	8
Income taxes	6	(3)	5	(3)
Net earnings (loss) from discontinued operations	$(13)	$6	$(12)	$5

Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

Other discontinued operations relate to current period charges for liabilities of businesses we have sold or divested in prior years and are included in the Corporate and Other segment. During second quarter 2011 we increased our reserve for estimated future environmental remediation costs and recognized an $11 million charge associated with discontinued operations. See Note 12: Legal Proceedings, Commitments and Contingencies for more information.

Our Consolidated Balance Sheet includes the following assets and liabilities of our hardwoods and Westwood Shipping Lines operations as of June 30, 2011 and December 31, 2010.

	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS
Receivables, less allowances	$42	$36
Inventories	63	63
Prepaid expenses	8	7
Total current assets	113	106
Property and equipment, net	40	43
Other assets	16	15
Total assets	$169	$164
Liabilities
Accounts payable	$8	$8
Accrued liabilities	25	24
Total current liabilities	$33	$32

ANNOUNCED SALE OF HARDWOODS

During June 2011, we entered into a purchase and sale agreement to sell the assets of our hardwoods operations to American Industrial Partners and expect to receive consideration of $108 million, of which $25 million is a note receivable. The purchase price is subject to adjustments for working capital levels. We reduced our hardwoods assets to their fair value less selling costs which resulted in the recognition of a $9 million impairment in second quarter 2011. An additional $10 million pension curtailment charge was recognized subsequent to quarter end when the transaction closed on August 1, 2011.

The following operating assets are included as part of the transaction:

•	seven primary hardwood mills with a total capacity of 300 million board feet,

•	four concentration yards,

•	three remanufacturing plants,

•	one log merchandising yard and

•	sales offices in the U.S., Canada, Japan, China and Hong Kong.

ANNOUNCED SALE OF WESTWOOD SHIPPING LINES

During June 2011, we entered into a purchase and sale agreement to sell all outstanding shares of Westwood Shipping Lines to J-WesCo of Japan for $53 million in cash, subject to adjustments for working capital levels at closing. As of June 30, 2011, the net carrying value of these assets was approximately $10 million. The transaction is subject to regulatory approval and is expected to close in the third quarter.

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
We sold our hardwoods operations in a transaction that closed on August 1, 2011. The hardwoods results are included in our Wood Products segment for all periods presented in this report.
Corporate and Other includes results of our transportation operations, certain gains or charges that are not related to an individual operating segment and the portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses and other general and administrative expenses that are not allocated to the business segments. We sold our five short line railroads at the end of 2010. We entered into an agreement to sell Westwood Shipping Lines, our last transportation business, in a transaction that is subject to regulatory approval and is expected to close in the third quarter. Westwood results are included in Corporate and Other for all periods presented in this report.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010
Sales to and revenues from unaffiliated customers:
Timberlands	$288	$225	$518	$427
Wood Products	702	789	1,326	1,393
Cellulose Fibers	526	468	1,032	878
Real Estate	191	257	351	408
Corporate and Other	66	66	124	118
	1,773	1,805	3,351	3,224
Less sales of discontinued operations	(163)	(164)	(319)	(300)
	1,610	1,641	3,032	2,924
Intersegment sales:
Timberlands	134	123	325	294
Wood Products	24	20	45	36
Corporate and Other	5	5	8	9
	163	148	378	339
Total sales and revenues	1,773	1,789	3,410	3,263
Intersegment eliminations	(163)	(148)	(378)	(339)
Total	$1,610	$1,641	$3,032	$2,924
Net contribution to earnings:
Timberlands	$112	$70	$353	$151
Wood Products	(61)	(3)	(97)	(22)
Cellulose Fibers	80	74	166	93
Real Estate	8	27	7	58
Corporate and Other	(22)	8	(63)	20
	117	176	366	300
Interest expense, net of capitalized interest	(117)	(155)	(210)	(261)
Income before income taxes (continuing and discontinued operations)	—	21	156	39
Income taxes (continuing and discontinued operations)	10	(7)	(47)	(45)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$10	$14	$109	$(6)

NOTE 4: NET EARNINGS (LOSS) PER SHARE
Our basic and diluted earnings (loss) per share attributable to Weyerhaeuser shareholders were:

•	$0.02 during second quarter and $0.20 during first half 2011, respectively: and

•	$0.07 during second quarter and $(0.03) during first half 2010, respectively.

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.
Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.
Dilutive potential common shares include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.
We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares. Share-based payment awards that are contingently issuable upon the achievement of specified performance or market conditions are included in our diluted earnings per share calculation in the period in which the conditions are satisfied.
To implement our decision to be taxed as a REIT, we distributed our accumulated earnings and profits to our shareholders, determined under federal income tax provisions, as a “Special Dividend.” At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The Special Dividend of $5.6 billion was paid September 1, 2010 and included approximately 324 million common shares. The stock portion of the Special Dividend was treated as the issuance of new shares for accounting purposes and affects our earnings (loss) per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings (loss) per share that is less than would have been the case had the common shares not been issued. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the quarter and year-to-date ended June 30, 2010, as if the common stock distribution had occurred at the beginning of the period.
Pro Forma 2010 Diluted Earnings per Share to Reflect Special Dividend

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE FIGURES	JUNE 30, 2010	JUNE 30, 2010
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$14	$(6)
Diluted earnings (loss) per share:
As reported	$0.07	$(0.03)
Pro forma	$0.03	$(0.01)
Diluted weighted average shares outstanding:
As reported	212,103	211,521
Pro forma	536,423	535,840

SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings (loss) per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings (Loss) per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010
Stock options	24,197	10,122	24,197	12,793
Restricted stock units	—	—	—	734
Performance share units	476	—	476	—

The higher number of options in 2011 is primarily due to our Long-Term Incentive Compensation Plan requiring outstanding stock options to be adjusted as a result of the Special Dividend. During 2011, performance share units were granted under our performance share plan. These are disclosed in the above table at the potential maximum amount of shares that may be issued, which is 150 percent of the granted shares. See Note 5: Share-Based Compensation for more information.

NOTE 5: SHARE-BASED COMPENSATION
In first half 2011, we granted 1,941,686 stock options, 720,120 restricted stock units, 325,736 performance share units, and 52,869 stock appreciation rights. In addition, 279,308 outstanding restricted stock unit awards vested during first half 2011. A total of 2,662,393 shares of common stock were issued as a result of restricted stock unit vesting and stock option exercises.

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in first half 2011 was $24.16. The vesting and post-termination vesting terms for stock options granted in the first half of 2011 were as follows:

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

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in First Half 2011

OPTIONS
Expected volatility	38.56%
Expected dividends	2.48%
Expected term (in years)	5.73
Risk-free rate	2.65%
Weighted average grant date fair value	$7.54

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted in first half 2011 was $23.94. The vesting provisions for restricted stock units granted in 2011 were as follows:

•	restricted stock units vest ratably over 4 years;

•	restricted stock units immediately vest in the event of death while employed or disability;

•	restricted stock units partially vest upon retirement at an age of at least 62 or job elimination depending on the employment period after grant date; and

•	restricted stock units will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

PERFORMANCE SHARE UNITS
In 2011, as part of a new long-term incentive compensation strategy intended to tie executive compensation more closely to company performance, we granted a target number of performance share units to executives. Performance share units will be converted into shares of Weyerhaeuser stock – to the extent earned – at the end of a four-year timeframe that combines performance and market conditions with vesting requirements. The final number of shares awarded will range from 0 percent to 150 percent of each grant’s target, depending upon actual company performance.

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in First Half 2011

Performance Share Units
Performance period	2/9/2011 – 2/9/2013
Valuation date closing stock price	$24.32
Expected dividends	2.47%
Risk-free rate	0.12% - 0.80%
Volatility	28.65% - 35.74%

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 30, 2011.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of June 30, 2011

JUNE 30, 2011
Expected volatility	38.71%
Expected dividends	2.74%
Expected term (in years)	2.63
Risk-free rate	0.81%
Weighted average fair value	$4.54

NOTE 6: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010
Gain on sale of non-strategic timberlands	$—	$—	$(152)	$—
Gain on disposition of assets	(4)	(11)	(8)	(60)
Foreign exchange losses (gains), net	(1)	10	(8)	—
Land management income	(7)	(6)	(13)	(12)
Litigation expense	1	10	—	11
Environmental remediation expense (Note 12)	12	2	12	2
Other, net	(7)	(12)	(11)	(18)
	(6)	(7)	(180)	(77)
Less discontinued operations	(13)	5	(13)	5
Total other operating income, net	$(19)	$(2)	$(193)	$(72)

Foreign exchange gains result from changes in exchange rates primarily related to our Canadian operations.
Land management income consists primarily of income derived from leasing, renting and granting easement and rights of way on our timberlands.
The $152 million pretax gain on sale of non-strategic timberlands resulted from the sale of 82,000 acres in southwestern Washington.
First half 2010 included a pretax gain of $40 million from the sale of certain British Columbia forest licenses and associated rights and $10 million from the sale of closed facilities.

NOTE 7: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	DECEMBER 31, 2010
Logs and chips	$72	$66
Lumber, plywood, panels and engineered lumber	185	164
Pulp and paperboard	147	157
Other products	91	79
Materials and supplies	140	133
	$635	$599
Less LIFO reserve	(122)	(121)
Total	$513	$478

The LIFO – the last-in, first-out method – inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, hardwood lumber, pulp and paperboard.

NOTE 8: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	DECEMBER 31, 2010
Wages, salaries and severance pay	$162	$165
Pension and postretirement	70	70
Vacation pay	50	50
Income taxes	80	65
Taxes – Social Security and real and personal property	35	28
Interest	98	110
Customer rebates and volume discounts	46	63
Deferred mineral income	9	20
Other	162	163
Total	$712	$734

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2011		DECEMBER 31, 2010
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,192	$4,491	$4,710	$5,029
Real Estate	$318	$327	$350	$360

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.
The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.
At the beginning of June 2011, we exercised our right to call approximately $518 million of 6.75 percent notes due in 2012. We recognized a pretax charge in second quarter 2011 of $26 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. This charge is included in interest expense in the Consolidated Statement of Operations.
Real Estate debt maturities were $30 million for second quarter and $32 million for year-to-date 2011.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
We believe that our other financial instruments, including cash, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value and

•	the allowance for doubtful accounts.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010
Service cost	$13	$11	$25	$22
Interest cost	70	70	139	138
Expected return on plan assets	(106)	(114)	(211)	(223)
Amortization of actuarial loss	34	16	69	31
Amortization of prior service costs	3	5	7	9
Loss due to curtailment and special termination benefits	—	—	1	3
Total net periodic benefit costs (credits)	$14	$(12)	$30	$(20)

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010
Service cost	$—	$1	$1	$1
Interest cost	6	6	12	13
Amortization of actuarial loss	4	1	7	6
Amortization of prior service credits	(5)	(6)	(11)	(11)
Adjustments	—	—	4	—
Total net periodic benefit costs	$5	$2	$13	$9

FAIR VALUE OF PENSION PLAN ASSETS
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. When the differences are significant, we revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in audited financial statements received after we have filed our annual report on Form 10-K. Based on the final valuations as of December 31, 2010, the fair value of pension assets increased in second quarter 2011 by $138 million, or 2.9 percent.
Our consolidated balance sheet as of June 30, 2011, has been adjusted to reflect the net funded status of our pension plans that would have been recorded as of December 31, 2010, if the final asset valuations and participant information had been available to us as of the end of 2010. Based on this information we recorded the following adjustments during second quarter 2011:

•	$20 million increase in the pension asset;

•	$86 million decrease in the liability for deferred pension;

•	$38 million increase in the liability for deferred income taxes; and

•	$68 million net decrease in cumulative other comprehensive loss, which resulted in an increase in total Weyerhaeuser shareholders' interest.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
During 2011 we expect to:

•	be required to contribute approximately $80 million to our Canadian registered and nonregistered pension plans;

•	contribute $19 million to our U.S. nonqualified pension plans and have no required contribution to the U.S. qualified plan; and

•	make benefit payments of $44 million to our U.S. and Canadian other postretirement plans.

NOTE 11: COMPREHENSIVE INCOME (LOSS)
Items included in our comprehensive income consisted of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010
Consolidated net earnings (loss)	$10	$14	$109	$(4)
Other comprehensive income:
Foreign currency translation adjustments	2	(27)	22	(2)
Actuarial gains, net of tax	96	81	110	83
Prior service credits, net of tax	(4)	(11)	(3)	(9)
Total other comprehensive income	94	43	129	72
Total comprehensive income	104	57	238	68
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2)
Comprehensive income attributable to Weyerhaeuser common shareholders	$104	$57	$238	$66

The net actuarial gain recognized in first half 2011 includes a change in the estimated fair value of pension plan assets and liabilities as of December 31, 2010. See Note 10: Pension and Other Postretirement Benefit Plans.

Cumulative Other Comprehensive Loss
Items included in our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	DECEMBER 31, 2010
Foreign currency translation adjustments	$441	$419
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,248)	(1,358)
Prior service credit not yet recognized in earnings	142	145
Unrealized gains on available-for-sale securities	3	3
Total	$(662)	$(791)

NOTE 12: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS
We are party to legal matters generally incidental to our business. The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.
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

Current Year Claim
On April 25, 2011, a complaint was filed in the United States District Court for the Western District of Washington on behalf of a person alleged to be a participant in the company’s U.S. Retirement Plan for salaried employees. The complaint alleges violations of the Employee Retirement Security Act (ERISA) with respect to the management of the plan’s assets and seeks certification as a class action. The company believes that its pension plans have been consistently managed in full compliance with established fiduciary standards and is vigorously contesting the claim. The company has filed a motion to dismiss the claim.

ENVIRONMENTAL MATTERS
Our environmental matters include:

•	site remediation,

•	asset retirement obligations,

•	regulation of air emissions in the U.S. and

•	regulation of water in the U.S.

Site Remediation
Under the Comprehensive Environmental Response Compensation and Liability Act – commonly known as the Superfund – and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites and

•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.
As of June 30, 2011, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was $37 million. This includes a $12 million increase to the reserve that was accrued in second quarter 2011, of which $11 million is included in our results from discontinued operations.
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

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of June 30, 2011, our total accruals for these obligations was $67 million. The accruals have not changed materially since the end of 2010.
Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

Regulation of Air Emissions in the U.S.
In March 2011, the United States Environmental Protection Agency (EPA) published a set of final rules that require use of maximum achievable control technology (MACT) for industrial boilers. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we had previously estimated that we might spend as much as $30 million to $100 million over the next few years to comply with the MACT standards as they were described in the proposed rule. After reviewing the final rules, we now estimate that we might spend as much as $30 million to $45 million over the next few years to comply with the MACT standards. The EPA has stated that they intend to reconsider portions of the final rules in the coming months. Depending on the final outcome of the reconsideration process, our cost projection may change.

Regulation of Water in the U.S.
As a result of litigation (some of which is ongoing), additional federal or state permits may be required in the future under the federal Clean Water Act in one or more of the states in which we operate in relation to pollution discharges from forest roads and other drainage features on forest land and the application of pesticides, including herbicides, on forest lands. Such permits, which have not yet been developed, may entail additional costs. However, we do not expect a disproportionate effect on Weyerhaeuser as compared to comparable operations of other forest landowners.

NOTE 13: INCOME TAXES
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
The provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2011 income tax rate excluding discrete items is lower than the statutory rate, primarily due to the tax benefits of being a REIT. Our 2010 income tax rate is higher than the statutory rate, primarily due to the effect of state and foreign income taxes on a low pretax earnings base. Tax benefits of being a REIT were not reflected in our first half 2010 income tax rate.

Our effective income tax rates from continuing operations excluding discrete items were:

•	9.8 percent for 2011 and

•	37.8 percent for 2010.
Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2011:
Income taxes on a non-strategic timberlands gain discussed in Note 6	$(56)
Second Quarter 2011:
Tax benefit on early extinguishment of debt discussed in Note 9	$10
First Quarter 2010:
Medicare Part D subsidy charge	$(28)
State tax law and rate changes charge	$(3)

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
Factors listed in this section – as well as other factors not included – may cause our actual results to differ significantly from our forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. Or if any of the events occur, there is no guarantee what effect they will have on our operations or financial condition.
We will not update our forward-looking statements after the date of this report.

FORWARD-LOOKING TERMINOLOGY
Some forward-looking statements discuss our plans, strategies and intentions. They use words such as expects, may, will, believes, should, approximately, anticipates, estimates, and plans. In addition, these words may use the positive or negative or other variations of those terms.

STATEMENTS
We make forward-looking statements of our expectations regarding third quarter 2011, including:

•
lower selling prices and harvests volumes in the West, seasonally higher silviculture and road expenses, reduced earnings from dispositions of non-strategic timberlands and significantly lower earnings in our Timberlands segment;

•
lower selling prices for lumber and oriented strand board, lower sales volume across most products lines, offset by lower log costs and modest cost improvements and a comparable loss in our Wood Products segment excluding the hardwoods transaction;

•
substantially lower maintenance costs and improved production, partially offset by lower selling prices for pulp, somewhat higher shipment volumes, seasonally lower energy costs and significantly higher earnings in our Cellulose Fibers segment; and

•
slightly higher earnings from single-family homebuilding operations and a seasonal increase in home sale closings, continued strong margins and flat to slightly lower selling prices in our Real Estate segment.

We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and Euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS
The major risks and uncertainties – and assumptions that we make – that affect our business include, but are not limited to:

•	general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages, strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various business segments and economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	successful execution of our internal performance plans, including restructurings and cost reduction initiatives;

•	level of competition from domestic and foreign producers;

•	the effect of the Japanese tsunami on demand for company products;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	performance of pension fund investments and related derivatives; and

•	other factors described under “Risk Factors” in our annual report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – particularly Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Canadian dollar, Euro and Yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In reviewing our results of operations, it is important to understand the following:

•	Net sales and revenues and operating income (loss) included in Consolidated Results below exclude the results of discontinued operations.

•
Net sales and revenues and contribution (charge) to earnings reported in the individual segment discussions that follow include the results of discontinued operations. Refer to Note 2: Discontinued Operations for a discussion of which segments include the results of our discontinued operations.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended June 30, 2011, compared to the quarter and year-to-date periods ended June 30, 2010. The periods are also referred to as 2011 and 2010 or first half.

CONSOLIDATED RESULTS
How We Did in Second Quarter and Year-to-Date 2011
NET SALES AND REVENUES / OPERATING INCOME / NET EARNINGS (LOSS) – WEYERHAEUSER COMPANY

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Net sales and revenues	$1,610	$1,641	$(31)	$3,032	$2,924	$108
Operating income	$127	$155	$(28)	$363	$240	$123
Earnings (loss) of discontinued operations, net of tax	$(13)	$6	$(19)	$(12)	$5	$(17)
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$10	$14	$(4)	$109	$(6)	$115
Net earnings (loss) per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.02	$0.07	$(0.05)	$0.20	$(0.03)	$0.23

Comparing 2011 with 2010
In 2011:

•	Net sales and revenues decreased $31 million – 2 percent – during second quarter and increased $108 million – 4 percent – during first half.

•	Net earnings decreased $4 million – 29 percent – during second quarter and increased $115 million during first half.

Net sales and revenues
Net sales and revenues decreased during the second quarter primarily due to the following:

•	decreased price realizations for oriented stranded board (OSB) and structural lumber – refer to the Wood Products segment discussion; and

•	decreased number of homes closed – refer to the Real Estate segment discussion.
These decreases were partially offset by the following:

•	increased pulp prices and volumes sold – refer to the Cellulose Fibers segment discussion;

•	increased volumes sold of OSB and structural lumber – refer to the Wood Products segment discussion; and

•	increased log prices and volumes sold – refer to the Timberlands segment discussion.
Net sales and revenues increased during the first half primarily due to the above increases on a year-to-date basis more than offsetting the above decreases.
Net earnings (loss) attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased during the second quarter primarily due to the following:

•	lower OSB and structural lumber price realizations – refer to the Wood Products segment discussion; and

•	increased raw materials and other operating costs – refer to the Timberlands, Wood Products and Cellulose Fibers segment discussions.
These decreases in our earnings during second quarter were partially offset by the following:

•	higher pulp price realizations – refer to the Cellulose Fibers segment discussion;

•	reduction in our net interest expense – refer to the interest expense discussion; and

•	increased export and domestic log prices in the West and increased harvest levels in the West and South – refer to the Timberlands segment discussion.
Net earnings attributable to Weyerhaeuser common shareholders for first half increased due to second quarter items noted above and:

•	recognition of a gain on sale of 82,000 acres of non-strategic timberlands in 2011 – refer to the Timberlands segment discussion; and

•	recognition of a tax charge in 2010 related to the federal tax law change for Medicare Part D subsidies – refer to the income tax discussion.
These increases were partially offset by the following:

•	recognition of a gain on the sale of certain British Columbia forest licenses and associated rights in 2010 – refer to the Wood Products segment discussion; and

•	recognition of gains on the sale of partnership interests in 2010 – refer to the Real Estate segment discussion.

TIMBERLANDS
How We Did Second Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2011, and June 30, 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Net sales and revenues to unaffiliated customers:
Logs:
West	$152	$125	$27	$262	$207	$55
South	49	37	12	90	64	26
Canada	1	—	1	8	9	(1)
Subtotal logs sales and revenues	202	162	40	360	280	80
Pay as cut timber sales	8	9	(1)	16	17	(1)
Timberlands exchanges(1)	39	13	26	60	48	12
Higher and better-use land sales(1)	2	7	(5)	6	12	(6)
Minerals, oil and gas	15	16	(1)	29	31	(2)
Products from international operations(2)	21	17	4	38	32	6
Other products	1	1	—	9	7	2
Subtotal net sales and revenues to unaffiliated customers	288	225	63	518	427	91
Intersegment sales:
United States	107	101	6	219	205	14
Other	27	22	5	106	89	17
Subtotal intersegment sales	134	123	11	325	294	31
Total sales and revenues	$422	$348	$74	$843	$721	$122
Net contribution to earnings	$112	$70	$42	$353	$151	$202
______________________________

(1)	Dispositions of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Second Quarter 2011 with Second Quarter 2010
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers increased $63 million – 28 percent – primarily from the following:

•	Western log sales increased by $27 million due to increased sales volumes of 9 percent and increased price realizations of 12 percent driven by strong export demand.

•	Land exchanges and higher and better-use land sales increased by $21 million.

•	Southern log sales increased by $12 million due to increased sales volumes of 46 percent driven by increased harvest levels and increased sales of logs to third parties.
Intersegment sales
Intersegment sales increased $11 million – 9 percent – primarily from the following:

•	$6 million increase due to higher log and chip prices in the West and

•	$5 million increase due to increased Canadian log and chip sales volumes.
Net contribution to earnings
Net contribution to earnings increased $42 million – 60 percent – primarily from the following:

•	$20 million increase due to land exchanges and higher and better-use land sales;

•	$19 million increase primarily due to higher domestic and export prices in the West; and

•	$18 million increase primarily due to increased harvest levels of 24 percent in the West and 25 percent in the South.
The above items were partially offset by:

•	$11 million increase in operating costs primarily due to higher silviculture and fuel costs and

•	$5 million decrease due to lower prices for logs in the South.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers increased $91 million – 21 percent –primarily from the following:

•	Western log sales increased by $55 million due to increased sales volumes of 10 percent and increased price realizations of 15 percent driven by strong export demand.

•	Southern log sales increased by $26 million due to increased sales volumes of 52 percent driven by increased harvest levels and increased sales of logs to third parties.

•	Land exchanges and higher and better-use land sales increased by $6 million.
Intersegment sales
Intersegment sales increased $31 million – 11 percent – primarily from the following:

•	$17 million increase due to increased Canadian log and chip sales volumes and

•	$14 million increase due to higher log and chip prices in the West.
Net contribution to earnings
Net contribution to earnings increased $202 million primarily from the following:

•	$152 million pretax gain on the first quarter 2011 sale of 82,000 acres of non-strategic timberlands in southwestern Washington;

•	$45 million increase primarily due to higher domestic and export prices in the West;

•	$23 million increase primarily due to increased harvest levels of 18 percent in the West and 13 percent in the South; and

•	$8 million increase due to land exchanges and higher and better-use land sales.
The above items were partially offset by an increase of $22 million in operating costs primarily due to higher silviculture and fuel costs.

Our Outlook
We expect significantly lower earnings from the Timberlands segment in third quarter. We anticipate lower selling prices and harvest volumes in the West and seasonally higher silviculture and road expenses. We also expect reduced earnings from dispositions of non-strategic timberlands.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Third party log sales – cubic meters:
West	1,391	1,276	115	2,486	2,251	235
South	1,211	827	384	2,216	1,461	755
Canada	23	15	8	217	274	(57)
International	79	68	11	151	146	5
Total	2,704	2,186	518	5,070	4,132	938
Fee depletion – cubic meters:
West	1,747	1,404	343	3,358	2,835	523
South	2,355	1,881	474	4,535	4,021	514
International	221	89	132	319	181	138
Total	4,323	3,374	949	8,212	7,037	1,175

WOOD PRODUCTS
We sold our hardwoods operations in a transaction that closed on August 1, 2011. The hardwoods results are included in our Wood Products segment for all periods presented in this report.
How We Did in Second Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2011, and June 30, 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Net sales and revenues:
Structural lumber	$290	$308	$(18)	$550	$549	$1
Engineered solid section	71	79	(8)	133	145	(12)
Engineered I-joists	48	49	(1)	81	97	(16)
Oriented strand board	89	116	(27)	174	182	(8)
Softwood plywood	16	23	(7)	33	39	(6)
Hardwood lumber	63	64	(1)	121	118	3
Other products produced	41	38	3	83	73	10
Other products purchased for resale	84	112	(28)	151	190	(39)
Total	$702	$789	$(87)	$1,326	$1,393	$(67)
Net contribution to earnings	$(61)	$(3)	$(58)	$(97)	$(22)	$(75)
The anticipated spring building season failed to materialize during second quarter 2011 and tax credits that helped increase new home sales and construction in 2010 are no longer available in 2011. The lumber composite indicator price decreased for eleven consecutive weeks and indicator prices for oriented strand board (OSB) maintained a low point for several weeks. Margins on our engineered lumber products were higher as a result of price increases.
We continue to hold indefinitely curtailed engineered lumber facilities with a total carrying value of approximately $70 million as of June 30, 2011. Depreciation and other operating costs related to these facilities of $3 million and $7 million for the second quarter and year-to-date 2011, respectively, are included in the Wood Products results.

Comparing Second Quarter 2011 with Second Quarter 2010
Net sales and revenues
Net sales and revenues decreased $87 million – 11 percent – primarily from the following:

•	Structural lumber average price realizations decreased 14 percent.

•	OSB average price realizations decreased 33 percent.

•	Other Products purchased for resale decreased as a result of exiting a composite decking product line.
These decreases were partially offset by the following:

•	Structural lumber shipment volumes increased 9 percent.

•	OSB shipment volumes increased 14 percent.
Net contribution to earnings
Net contribution to earnings decreased $58 million primarily from the following:

•	$82 million decrease due to sales price realizations, primarily for OSB and structural lumber;

•	$12 million increase in charges for restructuring, closure and asset impairments; and

•	$8 million increase in log costs as domestic prices increased in the West driven by strong export demand.
These decreases were partially offset by the following:

•	$28 million decrease in manufacturing costs primarily due to increased operating rates and

•	$16 million decrease in selling and administrative costs primarily due to previous cost reduction efforts.
Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues
Net sales and revenues decreased $67 million – 5 percent – primarily from the following:

•	Structural lumber average price realizations decreased 8 percent.

•	OSB average price realizations decreased 22 percent.

•	Engineered I-joists shipment volumes decreased 25 percent.

•	Engineered solid section shipment volumes decreased 15 percent.

•	Other Products purchased for resale decreased as a result of exiting a composite decking product line.
These decreases were partially offset by the following:

•	Structural lumber shipment volumes increased 9 percent.

•	OSB shipment volumes increased 22 percent.

•	Engineered solid section average price realizations increased 7 percent.

•	Engineered I-joists average price realizations increased 11 percent.
Net contribution to earnings
Net contribution to earnings decreased $75 million primarily from the following:

•	$77 million decreased due to sales price realizations, primarily for OSB and structural lumber;

•	$40 million pretax gain on the sale of certain British Columbia forest licenses and associated rights in 2010;

•	$20 million increase in log costs as domestic prices increased in the West driven by strong export demand; and

•	$13 million increase in charges for restructuring, closure and asset impairments, of which $9 million relates to the sale of our hardwoods operations.
These decreases were partially offset by the following:

•	$44 million decrease in manufacturing costs primarily due to increased operating rates and

•	$31 million decrease in selling and administrative costs primarily due to previous cost reduction efforts.

Our Outlook
Excluding the hardwoods transaction, we anticipate a comparable loss from the segment in third quarter. We expect lower selling prices for lumber and OSB and lower sales volumes across most product lines, offset by lower log costs and modest cost improvements.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Structural lumber – board feet	963	884	79	1,788	1,645	143
Engineered solid section – cubic feet	4	4	—	7	8	(1)
Engineered I-joists – lineal feet	38	41	(3)	64	85	(21)
Oriented strand board – square feet (3/8”)	498	437	61	943	771	172
Softwood plywood – square feet (3/8”)	61	75	(14)	124	135	(11)
Hardwood lumber – board feet	73	76	(3)	142	142	—

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Structural lumber – board feet	903	846	57	1,796	1,647	149
Engineered solid section – cubic feet	3	4	(1)	7	8	(1)
Engineered I-joists – lineal feet	34	41	(7)	64	82	(18)
Oriented strand board – square feet (3/8”)	518	468	50	1,012	846	166
Softwood plywood – square feet (3/8”)	48	64	(16)	101	112	(11)
Hardwood lumber – board feet	62	61	1	120	120	—

CELLULOSE FIBERS
How We Did in Second Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2011, and June 30, 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Net sales and revenues:
Pulp	$409	$354	$55	$807	$675	$132
Liquid packaging board	93	90	3	178	161	17
Other products	24	24	—	47	42	5
Total	$526	$468	$58	$1,032	$878	$154
Net contribution to earnings	$80	$74	$6	$166	$93	$73

Comparing 2011 with 2010
Net sales and revenues
Net sales and revenues increased $58 million – 12 percent – primarily due to the following:

•	Pulp price realizations increased by $104 per ton – 12 percent – primarily due to tight global softwood pulp inventories;

•	Sales volumes for pulp increased 13,000 tons – 3 percent; and

•	Liquid packaging board price realizations increased by $103 per ton – 9 percent – due to a favorable mix shift to coated board sales and an increase in market price.
These increases were partially offset by a decrease in sales volumes for liquid packaging board of 6,000 tons – 7 percent.
Net contribution to earnings
Net contribution to earnings increased $6 million – 8 percent – primarily due to the following:

•	$44 million increase due to higher pulp price realizations; and

•	$8 million improvement in liquid packaging board price realizations.
Partially offsetting these increases in earnings is the following:

•	$29 million increase in operating costs, maintenance, freight, and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	$15 million increase in fiber and chemical cost due to rising prices.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues
Net sales and revenues increased $154 million – 18 percent – primarily due to the following:

•	Pulp price realizations increased by $127 per ton – 16 percent – primarily due to tight global softwood pulp inventories;

•	Sales volumes for pulp increased 27,000 tons – 3 percent; and

•	Liquid packaging board price realizations increased by $98 per ton – 9 percent – due to a favorable mix shift to coated board sales and an increase in market price.
Net contribution to earnings
Net contribution to earnings increased $73 million – 78 percent – primarily due to the following:

•	$110 million increase due to higher pulp price realizations;

•	$15 million improvement in liquid packaging board price realizations; and

•	$6 million increase in other product realizations.
Partially offsetting these increases in earnings are the following:

•	$41 million increase in operating costs, maintenance, freight, and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	$18 million increase primarily due to fiber and chemical cost as a result from rising prices.

Our Outlook
We expect significantly higher earnings from the Cellulose Fibers segment in third quarter. The company anticipates substantially lower maintenance costs and increased production, partially offset by lower selling prices for pulp.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Pulp – air-dry metric tons	426	413	13	862	835	27
Liquid packaging board – tons	77	83	(6)	151	150	1

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Pulp – air-dry metric tons	410	414	(4)	847	851	(4)
Liquid packaging board – tons	80	81	(1)	147	150	(3)

REAL ESTATE
How We Did Second Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2011, and June 30, 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Net sales and revenues:
Single-family housing	$180	$233	$(53)	$332	$376	$(44)
Land	11	23	(12)	18	30	(12)
Other	—	1	(1)	1	2	(1)
Total	$191	$257	$(66)	$351	$408	$(57)
Net contribution to earnings	$8	$27	$(19)	$7	$58	$(51)

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended June 30, 2011, and June 30, 2010:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Homes sold	521	491	30	1,056	1,111	(55)
Homes closed	459	625	(166)	822	1,018	(196)
Homes sold but not closed (backlog)	673	743	(70)	673	743	(70)
Cancellation rate	16.2%	21.8%	(5.6)%	13.9%	20.2%	(6.3)%
Buyer traffic	14,885	17,501	(2,616)	27,789	40,159	(12,370)
Average price of homes closed	$391,000	$371,000	$20,000	$404,000	$369,000	$35,000
Single-family gross margin – excluding impairments (%)(1)	22.4%	23.9%	(1.5)%	22.0%	22.2%	(0.2)%
 ______________________________

(1)	Single-family gross margin equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).
Markets for new homes are highly differential across our operations with uneven demand patterns. Buyers have been attracted by housing affordability and low mortgage rates, but tight mortgage qualifications requirements remain a challenge. In addition, tax credits available to many buyers in 2010 are no longer available in 2011. Although the supply of new homes is at record lows, most of our markets have been affected by high levels of foreclosure inventories, high unemployment and low consumer confidence. We experienced a decrease in traffic in both the second quarter and year-to-date periods of 2011 compared to the same periods in 2010; however, our traffic conversion rate improved 25 percent in the second quarter and 36 percent year-to-date.

Comparing Second Quarter 2011 with Second Quarter 2010
Net sales and revenues
Net sales and revenues decreased $66 million – 26 percent – primarily from:

•	Home closings declined 27 percent to 459 in second quarter 2011 from 625 in second quarter 2010.

•	Revenues from land and lot sales decreased $12 million. Land and lot sales are a routine part of our land development business, but they do not occur evenly throughout the year.
These decreases in net sales and revenues were partially offset by a 5 percent increase in the average price of single-family homes closed to $391,000 in second quarter 2011 from $371,000 in second quarter 2010, primarily due to a shift in mix. Changes in mix reflect changes in product lines (entry-level homes versus move-up products) or changes in geographic markets where the closings occur.
Net contribution to earnings
Net contribution to earnings decreased $19 million primarily from:

•	$15 million decrease in contribution from single-family operations, primarily due to fewer home closings and

•	$9 million decrease in contribution from land and lot sales.
These decreases in earnings were partially offset by a $5 million decrease in selling, general and administrative expenses.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues
Net sales and revenues decreased $57 million – 14 percent – primarily from:

•	Home closings declined 19 percent to 822 in 2011 from 1,018 in 2010.

•	Revenues from land and lot sales decreased $12 million.

These decreases in net sales and revenues were partially offset by a 9 percent increase in the average price of single-family homes closed to $404,000 in 2011 from $369,000 in 2010, primarily due to a shift in mix.
Net contribution to earnings
Net contribution to earnings decreased $51 million primarily from:

•	$33 million decrease in contribution from the sale of partnership interests - 2010 first quarter included the sale of interests in two commercial partnerships,

•	$16 million decrease in contribution from single-family operations due to fewer home closings and

•	$11 million decrease in contribution from land and lot sales.
These decreases were partially offset by the following improvements:

•
$6 million increase in contribution from single-family operations resulting from higher margins due to the higher average price of homes closed. The gross margin percentage of approximately 22 percent was comparable year over year.

•	$4 million decrease in selling, general and administrative expenses.

Our Outlook
We anticipate slightly higher earnings from single-family homebuilding operations in third quarter due to a seasonal increase in home sale closings.

CORPORATE AND OTHER
Corporate and Other includes results of our transportation operations, certain gains or charges that are not related to an individual operating segment and the portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses and other general and administrative expenses that are not allocated to the business segments. We sold our five short line railroads at the end of 2010. We entered into an agreement to sell Westwood Shipping Lines, our last transportation business, in a transaction that is subject to regulatory approval and is expected to close in third quarter. Westwood results are included in Corporate and Other for all periods presented in this report.
How We Did Second Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2011, and June 30, 2010:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010	JUNE 30, 2011	JUNE 30, 2010	2011 VS. 2010
Net sales and revenues	$66	$66	$—	$124	$118	$6
Net contribution to earnings	$(22)	$8	$(30)	$(63)	$20	$(83)

Comparing Second Quarter 2011 with Second Quarter 2010
Net sales and revenues
Net sales and revenues were the same as second quarter 2010. Westwood revenues increased as a result of higher volumes and prices. Second quarter 2011 does not include revenues of five short line railroads that we sold at the end of 2010.
Net contribution to earnings
Net contribution to earnings decreased $30 million primarily due to the following:

•	$25 million increase in pension and postretirement costs primarily due to the amortization of deferred pension losses and

•	$11 million increase in environmental remediation expense related to discontinued operations.
These decrease were partially offset by a $9 million change in foreign exchange primarily as a result of a stronger Canadian dollar relative to the U.S. dollar in 2011.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues
Net sales and revenues increased $6 million – 5 percent. Westwood revenues increased as a result of higher volumes and prices. Year-to-date 2011 does not include revenues of five short line railroads that we sold at the end of 2010.
Net contribution to earnings
Net contribution to earnings decreased $83 million primarily due to the following:

•	$53 million increase in pension and postretirement costs primarily due to the amortization of deferred pension losses;

•	$12 million due to a 15 percent increase in our stock price in first half 2011, which resulted in higher share-based compensation expense; and

•	$11 increase in environmental remediation expense related to discontinued operations.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$117 million during second quarter and $210 million during first half 2011.

•	$155 million during second quarter and $261 million during first half 2010.
Interest expense incurred decreased primarily due to lower charges associated with the early extinguishment of debt and lower interest due to a lower level of debt.
Second quarter and first half 2010 net interest expense includes a pretax charge of $49 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt.
At the beginning of June 2011, we exercised our right to call approximately $518 million of 6.75 percent notes due in 2012. We recognized a pretax charge in second quarter 2011 of $26 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. This charge is included in our net interest expense.

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
The provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2011 income tax rate excluding discrete items is lower than the statutory rate, primarily due to the tax benefits of being a REIT. Our 2010 income tax rate is higher than the statutory rate, primarily due to the effect of state and foreign income taxes on a low pretax earnings base. Tax benefits of being a REIT were not reflected in our first half 2010 income tax rate.

Our effective income tax rates from continuing operations excluding discrete items were:

•	9.8 percent for 2011 and

•	37.8 percent for 2010.
Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2011:
Income taxes on a non-strategic timberlands gain	$(56)
Second Quarter 2011:
Tax benefit on early extinguishment of debt	$10
First Quarter 2010:
Medicare Part D subsidy charge	$(28)
State tax law and rate changes charge	$(3)

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

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.
Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.
The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid for taxes.
Consolidated net cash provided by our operations was:

•	$7 million in 2011 and

•	$367 million in 2010.

Comparing 2011 with 2010
Net cash from operations decreased $360 million in 2011 as compared with 2010 primarily due to the following:

•	Net cash inflows related to income taxes decreased $460 million. We paid taxes of $15 million in 2011 and received income tax refunds of $445 million in 2010.

•	Cash paid to employees, suppliers and others increased approximately $65 million.
Partially offsetting the above decreases was an increase in cash we received from customers of approximately $173 million primarily due to:

•	Increased price realizations and sales volumes from our Cellulose Fibers and Timberlands segments and

•	Increased sales volumes from our Wood Products segment.
These increases were partially offset by decreased price realizations for OSB and structural lumber in our Wood products segment.

CASH FROM INVESTING ACTIVITIES
Cash from investing activities can include:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.
In first half 2010, the pension trust repaid $146 million of short-term loans made in 2008 and 2009.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2010
Timberlands	$28	$35
Wood Products	14	7
Cellulose Fibers(1)	49	58
Corporate and Other	1	1
Real Estate	1	1
Total	$93	$102

(1)	2010 includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including assumption of liabilities of $4 million.
We anticipate that our net capital expenditures for 2011 – excluding acquisitions – will be approximately $250 million to $270 million. However, that range could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

Proceeds from the Sale of Nonstrategic Assets
Proceeds received from the sale of nonstrategic assets were $196 million in 2011. This included $192 million for the sale of 82,000 acres of non-strategic timberlands in southwestern Washington.

We entered into agreements in June 2011 to sell our hardwoods and Westwood Shipping Lines operations and expect to receive cash of approximately $135 million plus a promissory note in third quarter 2011, subject to adjustments for working capital levels at closing. The Westwood transaction is subject to regulatory approval.
Proceeds received from the sale of nonstrategic assets were $130 million in 2010. This included:

•	$42 million for the sale of Wood Products assets,

•	$40 million for the sale of British Columbia forest licenses and associated rights,

•	$33 million for the sale of partnership interests in our Real Estate segment and

•	$15 million for the sale of other non-strategic assets.

CASH FROM FINANCING ACTIVITIES
Cash from financing activities can include:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends.

Debt
We repaid debt of:

•	$550 million in first half 2011 and

•	$568 million in first half 2010.
At the beginning of June 2011, we exercised our right to call approximately $518 million of 6.75 percent notes due in 2012.
Real Estate debt maturities were $30 million for second quarter and $32 million for year-to-date 2011.

Long-term debt and revolving credit facility
During June 2011, Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) entered into a new $1.0 billion 4-year revolving credit facility that expires in June 2015. This replaces a $1.0 billion revolving credit facility that was set to expire December 2011. WRECO can borrow up to $50 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in the first half of 2011 or 2010.

Debt covenants
As of June 30, 2011 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facility and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants:
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion,

•	a defined debt-to-total-capital ratio of 65 percent or less and

•	ownership of, or long-term leases on, no less than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.
As of June 30, 2011, Weyerhaeuser Company had:

•	a defined net worth of $5 billion and

•	a defined debt-to-total-capital ratio of 46.0 percent.

Weyerhaeuser Real Estate Company Covenants
Key covenants related to WRECO revolving credit facility and medium-term notes include the requirement to maintain:

•	a minimum capital base of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.
WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.
Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.
Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.
As of June 30, 2011, WRECO had:

•	a capital base of $844 million and

•	a defined debt-to-total-capital ratio of 52.5 percent.

Option Exercises
We received cash proceeds of $37 million from the exercise of stock options in first half 2011.

Paying dividends
We paid dividends of:

•	$161 million in 2011 and

•	$21 million in 2010.
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 5 cents to 15 cents in February 2011 and the increase in the number of our common shares outstanding as a result of the Special Dividend.

OTHER RELATED DISCLOSURES

Japan Earthquake and Tsunami
The recent earthquakes and tsunami that struck the northeast coast of Japan has created uncertainty regarding the effect on general economic and market conditions in Japan. A number of our businesses supply products or services to Japanese customers and approximately 2 percent of our revenues are from sales of products or services to customers that have facilities located in the disaster area. The immediate effect of the disaster was an increase in demand for some products and services (such as newsprint, liquid packaging board and shipping), and a decrease in demand for some other products (such as lumber and logs), which was offset by increased exports to other areas of Asia. Longer-term, there may be increased demand for products such as lumber and logs needed in the rebuilding effort. This is an evolving situation; we are in contact with our customers and are continuing to assess the effect on our businesses. We currently believe that these events will not have a material effect on our results of operations in 2011.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during first half 2011 to our critical accounting policies presented in our 2010 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during first half 2011 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2011, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during first half 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
There have been no significant changes during first half 2011 to risk factors presented in the company’s 2010 Annual Report on Form 10-K.

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