Form 10-Q
period 2011-09-30
WEYERHAEUSER CO
filed 2011-11-04
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 28, 2011, 536,414,982 shares of the registrant’s common stock ($1.25 par value) were outstanding.

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2010. Though not audited by an independent registered public accounting firm, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods indicated. The results of operations for the quarter and year-to-date periods ended September 30, 2011, should not be regarded as necessarily indicative of the results that may be expected for the full year.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	November 4, 2011

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Chief Accounting Officer

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010
Net sales and revenues	$1,569	$1,514	$4,601	$4,438
Cost of products sold	1,283	1,193	3,803	3,609
Gross margin	286	321	798	829
Selling, general and administrative expenses	135	161	452	479
Research and development expenses	7	8	21	24
Charges for restructuring, closures and impairments (Note 7)	41	16	52	22
Other operating costs (income), net (Note 8)	3	(24)	(190)	(96)
Operating income	100	160	463	400
Interest income and other	15	19	35	73
Interest expense, net of capitalized interest (Note 11)	(86)	(95)	(296)	(356)
Earnings from continuing operations before income taxes	29	84	202	117
Income taxes (Note 15)	104	1,028	52	986
Earnings from continuing operations	133	1,112	254	1,103
Earnings from discontinued operations, net of income taxes (Note 3)	24	4	12	9
Net earnings	157	1,116	266	1,112
Less: net earnings attributable to noncontrolling interests	—	—	—	(2)
Net earnings attributable to Weyerhaeuser common shareholders	$157	$1,116	$266	$1,110
Earnings per share attributable to Weyerhaeuser common shareholders, basic (Note 5):
Continuing operations	$0.25	$3.51	$0.47	$4.45
Discontinued operations	0.04	0.01	0.02	0.04
Net earnings per share	$0.29	$3.52	$0.49	$4.49
Earnings per share attributable to Weyerhaeuser common shareholders, diluted (Note 5):
Continuing operations	$0.25	$3.49	$0.47	$4.44
Discontinued operations	0.04	0.01	0.02	0.04
Net earnings per share	$0.29	$3.50	$0.49	$4.48
Dividends paid per share (Note 5)	$0.15	$26.46	$0.45	$26.56
Weighted average shares outstanding (in thousands) (Note 5):
Basic	537,969	317,369	537,906	247,192
Diluted	539,827	318,360	540,469	247,879
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)
(UNAUDITED)

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$969	$1,466
Receivables, less allowances of $6 and $8	467	451
Inventories (Note 9)	468	478
Prepaid expenses	81	81
Deferred tax assets	106	113
Total current assets	2,091	2,589
Property and equipment, less accumulated depreciation of $6,672 and $6,784	2,943	3,217
Construction in progress	122	123
Timber and timberlands at cost, less depletion charged to disposals	3,997	4,035
Investments in and advances to equity affiliates	194	194
Goodwill	40	40
Other assets	558	363
Restricted assets held by special purpose entities	914	915
	10,859	11,476
Real Estate:
Cash and cash equivalents	2	1
Receivables, less discounts and allowances of $2 and $3	31	51
Real estate in process of development and for sale	549	517
Land being processed for development	989	974
Investments in and advances to equity affiliates	15	16
Deferred tax assets	260	266
Other assets	122	120
Consolidated assets not owned	8	8
	1,976	1,953
Total assets	$12,835	$13,429

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(CONTINUED)

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Current maturities of long-term debt (Note 11)	$11	$—
Accounts payable	305	340
Accrued liabilities (Note 10)	672	734
Total current liabilities	988	1,074
Long-term debt (Note 11)	4,181	4,710
Deferred income taxes	440	366
Deferred pension and other postretirement benefits	797	930
Other liabilities	335	393
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	773	772
	7,514	8,245
Real Estate:
Long-term debt (Note 11)	318	350
Other liabilities	196	212
Consolidated liabilities not owned	8	8
	522	570
Commitments and contingencies (Note 14)
Total liabilities	8,036	8,815
Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 537,210,159 and 535,975,518 shares	671	670
Other capital	4,587	4,552
Retained earnings	192	181
Cumulative other comprehensive loss (Note 13)	(655)	(791)
Total Weyerhaeuser shareholders’ interest	4,795	4,612
Noncontrolling interests	4	2
Total equity	4,799	4,614
Total liabilities and equity	$12,835	$13,429
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN MILLIONS)
(UNAUDITED)

	YEAR-TO-DATE ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010
Cash flows from operations:
Net earnings	$266	$1,112
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	363	376
Income taxes, net	(77)	(940)
Pension and other postretirement benefits (Note 12)	60	(19)
Share-based compensation expense	19	16
Charges for impairment of assets (Note 7)	37	5
Net gains on dispositions of assets and operations	(227)	(103)
Foreign exchange transaction (gains) losses (Note 8)	11	(4)
Change in:
Receivables less allowances	(34)	(103)
Receivable for taxes	7	521
Inventories	(40)	(32)
Real estate and land	(49)	(43)
Prepaid expenses	(14)	(8)
Accounts payable and accrued liabilities	(106)	(72)
Deposits on land positions and other assets	(9)	(13)
Pension contributions	(32)	(206)
Other	(31)	(23)
Net cash from operations	144	464
Cash flows from investing activities:
Property and equipment	(136)	(115)
Timberlands reforestation	(23)	(26)
Redemption of short-term investments	—	47
Proceeds from sale of assets and operations	353	160
Repayments from pension trust	—	146
Other	(6)	3
Cash from investing activities	188	215
Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	—	(3)
Cash dividends	(242)	(581)
Change in book overdrafts	(26)	(27)
Payments on debt (Note 11)	(550)	(567)
Exercises of stock options	37	—
Repurchase of common stock (Note 5)	(24)	—
Other	(23)	(2)
Cash from financing activities	(828)	(1,180)
Net change in cash and cash equivalents	(496)	(501)
Cash and cash equivalents at beginning of period	1,467	1,869
Cash and cash equivalents at end of period	$971	$1,368
Cash paid (received) during the year for:
Interest, net of amount capitalized of $24 and $21	$362	$406
Income taxes	$21	$(444)
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2011 AND
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
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2011 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. The reclassifications include changes to the way we classify certain transactions as operating, investing or financing on our Consolidated Statement of Cash Flows and to present the results of operations discontinued in 2011 separately on our Consolidated Statement of Operations. Note 3: Discontinued Operations provides information about our discontinued operations.

NOTE 2: ACCOUNTING PRONOUNCEMENTS

Disclosures about Employer's Participation in a Multiemployer Pension Plan
Accounting Standards Update (“ASU”) No. 2011-09 dealing with multiemployer pension plans was issued by the FASB in September 2011. The ASU takes effect in fourth quarter 2011 and requires quantitative and qualitative disclosure about:

•	significant multiemployer plans in which an employer participates, including plan names and identifying number;

•
level of an employer's participation in the plans, including the employer's contributions made to the plans and an indication of whether the employer's contributions represent more than five percent of the total contributions made to the plan by all contributing employers;

•
financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented and whether the plan has imposed surcharges on the contributions to the plan; and

•
nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the plans are set to expire and whether those agreements require minimum contributions to be made to the plans.

We are currently evaluating the effect that the adoption of ASU No. 2011-09 will have on our disclosures.

NOTE 3: DISCONTINUED OPERATIONS

Our discontinued operations for the quarter and year-to-date periods ended September 30, 2011 and 2010 include our hardwoods and Westwood Shipping Lines operations. The following table summarizes the components of net sales and net earnings from discontinued operations.

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	SEPTEMBER 2011	SEPTEMBER 2010
Net sales:
Hardwoods	$27	$89	$222	$282
Westwood Shipping Lines	56	61	180	168
Total net sales from discontinued operations	$83	$150	$402	$450
Income (loss) from operations:
Hardwoods	$(4)	$2	$(3)	$13
Westwood Shipping Lines	(4)	5	—	2
Other discontinued operations	—	—	(13)	—
Total income (loss) from discontinued operations	(8)	7	(16)	15
Income taxes	3	(3)	5	(6)
Net earnings (loss) from operations	(5)	4	(11)	9
Net gain (loss) on sale (after-tax):
Hardwoods	(8)	—	(14)	—
Westwood Shipping Lines	31	—	31	—
Sale of property	6	—	6	—
Net earnings from discontinued operations	$24	$4	$12	$9

Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

Other discontinued operations relate to current period gains or losses for businesses we have divested in prior years and are included in the Corporate and Other segment. During second quarter 2011 we increased our reserve for estimated future environmental remediation costs and recognized an $11 million charge associated with discontinued operations. See Note 14: Legal Proceedings, Commitments and Contingencies.

Our Consolidated Balance Sheet includes the following assets and liabilities of our hardwoods and Westwood Shipping Lines operations as of December 31, 2010.

DECEMBER 31, 2010
ASSETS
Receivables, less allowances	$36
Inventories	63
Prepaid expenses	7
Total current assets	106
Property and equipment, net	43
Other assets	15
Total assets	$164
Liabilities
Accounts payable	$8
Accrued liabilities	24
Total current liabilities	$32

SALE OF HARDWOODS

On August 1, 2011, we completed the sale of our hardwoods operations to American Industrial Partners for consideration of $109 million, of which $25 million is a note receivable. During second quarter 2011, we reduced our hardwoods assets to their fair value less selling costs which resulted in the recognition of a $9 million charge. An additional $10 million pension curtailment charge was recognized in third quarter 2011 when the transaction closed. Total pre-tax charges on the sale of $22 million were recorded in our Wood Products segment. We recognized a tax benefit on the sale of $8 million resulting in a year-to-date net loss of $14 million.
The following operating assets were included as part of the transaction:

•	seven primary hardwood mills with a total capacity of 300 million board feet,

•	four concentration yards,

•	three remanufacturing plants,

•	one log merchandising yard and

•	sales offices in the U.S., Canada, Japan, China and Hong Kong.

SALE OF WESTWOOD SHIPPING LINES

On September 30, 2011, we completed the sale of Westwood Shipping Lines to J-WesCo of Japan for $58 million in cash. We recognized a pre-tax gain of $49 million in Corporate and Other and recorded tax expense of $18 million, resulting in a net gain of $31 million. This transaction also reduced our operating lease obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 by approximately $130 million.

NOTE 4: BUSINESS SEGMENTS
We are principally engaged in the growing and harvesting of timber; the manufacture, distribution and sale of forest products; and real estate development and construction. Our principal business segments are:

•	Timberlands – which includes logs; timber; minerals, oil and gas; and international wood products;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture; and

•	Real Estate – which includes real estate development, construction and sales.
We sold our hardwoods operations in a transaction that closed on August 1, 2011. The hardwoods results are included in our Wood Products segment and results of discontinued operations for all periods presented in this report.
Corporate and Other includes certain gains or charges that are not related to an individual operating segment and the portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and other general and administrative expenses that are not allocated to the business segments. Historically, Corporate and Other included the results of our transportation operations. This included our five short line railroads that were sold at the end of 2010 and Westwood Shipping Lines that was sold on September 30, 2011. Westwood results are included in our results of discontinued operations.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	SEPTEMBER 2011	SEPTEMBER 2010
Sales to and revenues from unaffiliated customers:
Timberlands	$252	$240	$770	$667
Wood Products	630	626	1,956	2,019
Cellulose Fibers	503	522	1,535	1,400
Real Estate	211	210	562	618
Corporate and Other	56	66	180	184
	1,652	1,664	5,003	4,888
Less sales of discontinued operations	(83)	(150)	(402)	(450)
	1,569	1,514	4,601	4,438
Intersegment sales:
Timberlands	154	145	479	439
Wood Products	21	20	66	56
Corporate and Other	4	5	12	14
	179	170	557	509
Total sales and revenues	1,748	1,684	5,158	4,947
Intersegment eliminations	(179)	(170)	(557)	(509)
Total	$1,569	$1,514	$4,601	$4,438
Net contribution to earnings from continuing operations:
Timberlands	$62	$75	$415	$226
Wood Products	(76)	(102)	(165)	(135)
Cellulose Fibers	135	181	301	274
Real Estate	10	20	17	78
Corporate and Other	(16)	5	(70)	28
	115	179	498	471
Net contribution to earnings from discontinued operations	37	7	20	15
Net contribution to earnings	152	186	518	486
Interest expense, net of capitalized interest	(86)	(95)	(296)	(356)
Income before income taxes (continuing and discontinued operations)	66	91	222	130
Income taxes (continuing and discontinued operations)	91	1,025	44	980
Net earnings attributable to Weyerhaeuser common shareholders	$157	$1,116	$266	$1,110

NOTE 5: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.29 during third quarter and $0.49 during year-to-date 2011; and

•	$3.52 during third quarter and $4.49 during year-to-date 2010.
Our diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.29 during third quarter and $0.49 during year-to-date 2011; and

•	$3.50 during third quarter and $4.48 during year-to-date 2010.

Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares.
Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.
Dilutive potential common shares can include:

•	outstanding stock options,

•	restricted stock units and

•	performance share units.
We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares. Share-based payment awards that are contingently issuable upon the achievement of specified performance or market conditions are included in our diluted earnings per share calculation in the period in which the conditions are satisfied.
To implement our decision to be taxed as a REIT, we distributed our accumulated earnings and profits to our shareholders, determined under federal income tax provisions, as a “Special Dividend.” At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The Special Dividend of $5.6 billion was paid September 1, 2010 and included approximately 324 million common shares. The stock portion of the Special Dividend was treated as the issuance of new shares for accounting purposes and affects our earnings per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings per share that is less than would have been the case had the common shares not been issued. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the quarter and year-to-date period ended September 30, 2010 as if the common stock distribution had occurred at the beginning of the period.
Pro Forma 2010 Diluted Earnings per Share to Reflect Special Dividend

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE FIGURES	SEPTEMBER 2010	SEPTEMBER 2010
Net earnings attributable to Weyerhaeuser common shareholders	$1,116	$1,110
Diluted earnings per share:
As reported	$3.50	$4.48
Pro forma	$2.08	$2.07
Diluted weighted average shares outstanding:
As reported	318,360	247,879
Pro forma	536,923	536,558

SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2011	SEPTEMBER 2010	SEPTEMBER 2011	SEPTEMBER 2010
Stock options	23,666	26,677	23,666	26,677
Performance share units	471	—	471	—

During 2011, performance share units were granted under our performance share plan. These are disclosed in the above table at the potential maximum amount of shares that may be issued, which is 150 percent of the granted shares. See Note 6: Share-Based Compensation for more information.
During third quarter 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our board of directors replaced the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During third quarter 2011, we repurchased 589,824 shares of common stock for $9 million under the 2011 program. All common stock purchases under the programs were made in open-market transactions. As of September 30, 2011, we had remaining authorization of $241 million for future share repurchases.

NOTE 6: SHARE-BASED COMPENSATION
In 2011, we granted 1,941,686 stock options, 720,120 restricted stock units, 325,736 performance share units, and 52,869 stock appreciation rights. In addition, 283,557 outstanding restricted stock unit awards vested during year-to-date 2011. A total of 2,710,962 shares of common stock were issued as a result of restricted stock unit vesting and stock option exercises.

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in 2011 was $24.16. The vesting and post-termination vesting terms for stock options granted in 2011 were as follows:

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

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2011

OPTIONS
Expected volatility	38.56%
Expected dividends	2.48%
Expected term (in years)	5.73
Risk-free rate	2.65%
Weighted average grant date fair value	$7.54

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted 2011 was $23.94. The vesting provisions for restricted stock units granted in 2011 were as follows:

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
The weighted average grant date fair value of the performance share units was $25.35. Since the award contains a market condition, the effect of the market condition is reflected in the grant date fair value which is estimated using a Monte Carlo simulation model. This model estimates the TSR ranking of the company among the S&P 500 index over the 2 year performance period. Compensation expense is based on the estimated probable number of earned awards and recognized over the four-year vesting period on an accelerated basis. Generally, compensation expense would be reversed if the performance condition is not met unless the requisite service period has been achieved.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted 2011

Performance Share Units
Performance period	2/9/2011 – 2/9/2013
Valuation date closing stock price	$24.32
Expected dividends	2.47%
Risk-free rate	0.12% - 0.80%
Volatility	28.65% - 35.74%

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 30, 2011.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of September 30, 2011

SEPTEMBER 30, 2011
Expected volatility	41.49%
Expected dividends	3.86%
Expected term (in years)	2.91
Risk-free rate	0.52%
Weighted average fair value	$2.00
The vesting and post-termination vesting terms for stock appreciation rights granted in 2011 are the same as for stock options described above.

NOTE 7: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
We review the carrying value of our assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairments typically occur when we make decisions to curtail, close, sell or restructure operations.

Charges for restructuring, closures and asset impairments for the quarters and year-to-date periods ended September 30, 2011 and 2010, include:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	SEPTEMBER 2011	SEPTEMBER 2010
Restructuring and closure charges:
Termination benefits	$—	$10	$1	$10
Pension and postretirement charges	2	3	3	3
Other restructuring and closure costs	5	1	11	4
	7	14	15	17
Asset Impairments:
Long-lived assets	30	2	33	3
Real estate impairments	2	—	2	2
Other assets	2	—	2	—
	34	2	37	5
Charges for restructuring, closures and impairments	$41	$16	$52	$22

Asset impairments in third quarter 2011 included $29 million of impairment charges in the Wood Products segment primarily related to the decision to permanently close four engineered lumber facilities that had been previously indefinitely closed. The fair values of the facilities were determined using significant unobservable inputs (Level 3) based on liquidation values.
Changes in accrued severance related to restructuring and facility closures during the year-to-date period ended September 30, 2011 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2010	$20
Charges	1
Payments	(18)
Accrued severance as of September 30, 2011	$3

NOTE 8: OTHER OPERATING COSTS (INCOME), NET
Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Costs (Income), Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	SEPTEMBER 2011	SEPTEMBER 2010
Gain on sale of non-strategic timberlands	$—	$—	$(152)	$—
Gain on disposition of assets	(6)	(9)	(14)	(63)
Foreign exchange losses (gains), net	18	(4)	10	(5)
Land management income	(6)	(6)	(19)	(18)
Litigation expense	2	3	2	14
Other, net	(5)	(8)	(17)	(24)
Total other operating costs (income), net	$3	$(24)	$(190)	$(96)
The $152 million pretax gain on sale of non-strategic timberlands resulted from the sale of 82,000 acres in southwestern Washington.
Gain on disposal of assets in 2010 included pretax gains of $40 million from the sale of certain British Columbia forest licenses and associated rights.
Foreign exchange losses (gains) result from changes in exchange rates, primarily related to our Canadian operations.
Land management income consists primarily of income derived from leasing, renting and granting easement and rights of way on our timberlands.

NOTE 9: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Logs and chips	$57	$66
Lumber, plywood, panels and engineered lumber	140	164
Pulp and paperboard	167	157
Other products	80	79
Materials and supplies	136	133
	$580	$599
Less LIFO reserve	(112)	(121)
Total	$468	$478

The LIFO – the last-in, first-out method – inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, pulp and paperboard.

NOTE 10: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Wages, salaries and severance pay	$154	$165
Pension and postretirement	70	70
Vacation pay	46	50
Income taxes	85	65
Taxes – Social Security and real and personal property	37	28
Interest	68	110
Customer rebates and volume discounts	50	63
Deferred income	65	51
Other	97	132
Total	$672	$734

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2011		DECEMBER 31, 2010
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,192	$4,496	$4,710	$5,029
Real Estate	$318	$326	$350	$360

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.
The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.
At the beginning of June 2011, we exercised our right to call approximately $518 million of 6.75 percent notes due in 2012. We recognized a pretax charge in 2011 of $26 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. This charge is included in interest expense in the Consolidated Statement of Operations.
Real Estate debt maturities were $32 million during 2011.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
We believe that our other financial instruments, including cash, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value and

•	the allowance for doubtful accounts.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	SEPTEMBER 2011	SEPTEMBER 2010
Service cost	$11	$11	$36	$33
Interest cost	68	70	207	208
Expected return on plan assets	(104)	(113)	(315)	(336)
Amortization of actuarial loss	33	15	102	46
Amortization of prior service costs	3	4	10	13
Loss due to curtailment and special termination benefits	13	2	14	5
Total net periodic benefit costs (credits)	$24	$(11)	$54	$(31)

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	SEPTEMBER 2011	SEPTEMBER 2010
Service cost	$1	$—	$2	$1
Interest cost	6	5	18	18
Amortization of actuarial loss	3	3	10	9
Amortization of prior service credits	(6)	(5)	(17)	(16)
Adjustments	—	—	4	—
Total net periodic benefit costs	$4	$3	$17	$12

Loss due to curtailment and special termination benefits includes charges of $11 million related to the sale of our hardwoods and Westwood Shipping Lines operations in third quarter 2011. These charges are included in our results of discontinued operations.

FAIR VALUE OF PENSION PLAN ASSETS
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. When the differences are significant, we revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in audited financial statements received after we have filed our annual report on Form 10-K. Based on the final valuations as of December 31, 2010, the fair value of pension assets increased in second quarter 2011 by $138 million, or 2.9 percent. Based on this information we recorded the following adjustments during second quarter 2011:

•	$20 million increase in the pension asset;

•	$86 million decrease in the liability for deferred pension;

•	$38 million increase in the liability for deferred income taxes; and

•	$68 million net decrease in cumulative other comprehensive loss, which resulted in an increase in total Weyerhaeuser shareholders' interest.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
During 2011 we expect to:

•	be required to contribute approximately $83 million to our Canadian registered and nonregistered pension plans;

•	contribute $19 million to our U.S. nonqualified pension plans and have no required contribution to the U.S. qualified plan; and

•	make benefit payments of $44 million to our U.S. and Canadian other postretirement plans.

NOTE 13: COMPREHENSIVE INCOME
Items included in our comprehensive income consisted of the following:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	SEPTEMBER 2011	SEPTEMBER 2010
Consolidated net earnings	$157	$1,116	$266	$1,112
Other comprehensive income (loss):
Foreign currency translation adjustments	(40)	19	(18)	17
Actuarial gains (losses), net of tax	48	(83)	158	—
Prior service credits (costs), net of tax	(1)	13	(4)	4
Total other comprehensive income (loss)	7	(51)	136	21
Total comprehensive income	164	1,065	402	1,133
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2)
Comprehensive income attributable to Weyerhaeuser common shareholders	$164	$1,065	$402	$1,131

The net actuarial gain recognized year-to-date 2011 includes a change in the estimated fair value of pension plan assets and liabilities as of December 31, 2010. See Note 12: Pension and Other Postretirement Benefit Plans.

Cumulative Other Comprehensive Loss
Items included in our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Foreign currency translation adjustments	$401	$419
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,200)	(1,358)
Prior service credit not yet recognized in earnings	141	145
Unrealized gains on available-for-sale securities	3	3
Total	$(655)	$(791)

NOTE 14: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS
We are party to legal matters generally incidental to our business. The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with any degree of certainty.
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
As of September 30, 2011, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was $36 million. This includes an $11 million increase to the reserve that was accrued in second quarter 2011 and is included in our results from discontinued operations.
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

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of September 30, 2011, our total accruals for these obligations was $59 million. The accruals have not changed materially since the end of 2010.
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

NOTE 15: INCOME TAXES
As a REIT, we generally are not subject to corporate level tax on income of the REIT that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and the portion of our timberlands segment income included in the TRS.
The provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2011 and 2010 income tax rates excluding discrete items are lower than the statutory rate, primarily due to the tax benefits of being a REIT.

Our effective income tax rates from continuing operations excluding discrete items were:

•	(17.9) percent for 2011 and

•	16.8 percent for 2010.
Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2011:
Income taxes on a non-strategic timberlands gain discussed in Note 8	$(56)
Second Quarter 2011:
Tax benefit on early extinguishment of debt discussed in Note 11	$10
Third Quarter 2011:
Tax benefit related to foreign tax credits	$83
First Quarter 2010:
Medicare Part D subsidy charge	$(28)
State tax law and rate changes charge	$(3)
Third Quarter 2010:
REIT conversion benefit	$1,043
Medicare Part D subsidy plan change due to plan amendment	$(4)
Unrecognized tax benefits and other adjustments	$(4)

Due to the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, we no longer will be able to claim an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy beginning in 2013. During first quarter 2010, we recorded the effect of the change, as accounting rules require the effect of the change to be recorded in the period that the law was enacted.

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

STATEMENTS
We make forward-looking statements of our expectations regarding fourth quarter 2011, including:

•
reduced fee harvest volumes, lower selling prices for Western logs, seasonally higher road and silviculture expenses and lower earnings in our Timberlands segment excluding earnings from disposition of non-strategic timberlands;

•
seasonally weaker market conditions, lower selling prices for lumber and oriented strand board, reduced sales volumes and operating rates across all products lines and a larger loss from continuing operations in our Wood Products segment excluding special items;

•	lower selling prices for pulp, slightly higher shipment volumes and slightly lower earnings in our Cellulose Fibers segment; and

•	higher earnings from single-family homebuilding operations and seasonally higher home closing volume in our Real Estate segment.
We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	foreign exchange rates, primarily the Canadian dollar and Euro;

•	adverse litigation outcomes and the adequacy of reserves;

•	regulations;

•	changes in accounting principles;

•	the effect of implementation or retrospective application of accounting methods;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates;

•	IRS audit outcomes and timing of settlements; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS
The major risks and uncertainties – and assumptions that we make – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	successful execution of our internal performance plans, including restructurings and cost reduction initiatives;

•	level of competition from domestic and foreign producers;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	performance of pension fund investments and related derivatives; and

•	other factors described under “Risk Factors” in our annual report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – particularly Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the Canadian dollar, Euro and Yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In reviewing our results of operations, it is important to understand the following:

•	Net sales and revenues and operating income included in Consolidated Results below exclude the results of discontinued operations.

•
Net sales and revenues and net contribution to earnings reported in the individual segment discussions that follow include the results of discontinued operations. Refer to Note 3: Discontinued Operations for a discussion of which segments include the results of our discontinued operations.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended September 30, 2011, compared to the quarter and year-to-date periods ended September 30, 2010.

CONSOLIDATED RESULTS
How We Did in Third Quarter and Year-to-Date 2011
NET SALES AND REVENUES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales and revenues to unaffiliated customers, operating income and net earnings for the quarters and year-to-date periods ended September 30, 2011 and 2010:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Net sales and revenues	$1,569	$1,514	$55	$4,601	$4,438	$163
Operating income	$100	$160	$(60)	$463	$400	$63
Earnings of discontinued operations, net of tax	$24	$4	$20	$12	$9	$3
Net earnings attributable to Weyerhaeuser common shareholders	$157	$1,116	$(959)	$266	$1,110	$(844)
Net earnings per share attributable to Weyerhaeuser common shareholders, basic	$0.29	$3.52	$(3.23)	$0.49	$4.49	$(4.00)
Net earnings per share attributable to Weyerhaeuser common shareholders, diluted	$0.29	$3.50	$(3.21)	$0.49	$4.48	$(3.99)

Comparing Third Quarter 2011 with Third Quarter 2010
Net sales and revenues
Net sales and revenues increased $55 million – 4 percent – primarily due to the following:

•
Wood Products segment sales increased $66 million, primarily due to higher price realizations and shipment volumes for structural lumber and higher shipment volumes for oriented stranded board (OSB); and

•	Timberlands segment sales increased $12 million, primarily due to higher log prices and volumes sold, partially offset by lower revenue from land exchanges.
These increases were partially offset by a $19 million decrease in Cellulose Fibers segment sales, primarily due to lower pulp prices and volumes sold.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $959 million – 86 percent – primarily due to the following:

•	$1,043 million reversal of certain deferred income tax liabilities as a result of our conversion to a REIT in 2010;

•
$35 million decrease in gross margin, primarily due to increased operating costs in our Cellulose Fibers segment and increased pension and postretirement costs in our Corporate and Other segment partially offset by increased operating rates in our Wood Products segment; and

•	$25 million increase in restructuring, closure and asset impairment charges, primarily due to impairments recognized in our Wood Products segment.
These decreases in our earnings were partially offset by:

•	$83 million tax benefit related to foreign tax credits in 2011;

•	$26 million decrease in selling, general and administrative expenses; and

•	$20 million increase in net earnings of discontinued operations, primarily due to the gain on the sale of Westwood Shipping Lines partially offset by the loss on the sale of our hardwoods operations.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues
Net sales and revenues increased $163 million – 4 percent – primarily due to the following:

•	Cellulose Fibers segment sales increased $135 million, primarily due to higher pulp prices and

•	Timberlands segment sales increased $103 million, primarily due to higher log prices and volumes sold.
These increases were partially offset by a $56 million decrease in Real Estate segment sales, primarily due to lower home closings and fewer land and lot sales.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $844 million – 76 percent – primarily due to the following:

•	$1,043 million reversal of certain deferred income tax liabilities as a result of our conversion to a REIT in 2010;

•
$31 million decrease in gross margin, primarily due to decreased price realizations for OSB and structural lumber in our Wood Products segment, increased operating costs in our Cellulose Fibers segment and increased pension and postretirement costs in our Corporate and Other segment, partially offset by increased operating rates in our Wood Products segment;

•	$30 million increase in restructuring, closure and asset impairment charges, primarily due to impairments recognized in our Wood Products segment;

•	$23 million net gain on the sale of certain British Columbia forest licenses and associated rights recognized in our Wood Products segment in 2010; and

•	$22 million net gain on the sale of partnership interests in our Real Estate segment in 2010.
These decreases were partially offset by the following:

•	$96 million net gain on sale of 82,000 acres of non-strategic timberlands in 2011;

•	$83 million tax benefit related to foreign tax credits in 2011;

•	$60 million decrease in interest expense due to lower charges associated with the early extinguishment of debt and lower interest expense due to a lower level of debt;

•	$28 million tax charge recognized in 2010 related to the federal tax law change for Medicare Part D subsidies; and

•	$27 million decrease in selling, general and administrative expenses.

TIMBERLANDS
How We Did Third Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2011 and 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Net sales and revenues to unaffiliated customers:
Logs:
West	$144	$110	$34	$406	$317	$89
South	53	40	13	143	104	39
Canada	4	3	1	12	12	—
Subtotal logs sales and revenues	201	153	48	561	433	128
Pay as cut timber sales	9	8	1	25	25	—
Timberlands exchanges(1)	2	41	(39)	62	89	(27)
Higher and better-use land sales(1)	5	6	(1)	11	18	(7)
Minerals, oil and gas	14	15	(1)	43	46	(3)
Products from international operations(2)	21	17	4	59	49	10
Other products	—	—	—	9	7	2
Subtotal net sales and revenues to unaffiliated customers	252	240	12	770	667	103
Intersegment sales:
United States	102	103	(1)	321	308	13
Other	52	42	10	158	131	27
Subtotal intersegment sales	154	145	9	479	439	40
Total sales and revenues	$406	$385	$21	$1,249	$1,106	$143
Net contribution to earnings	$62	$75	$(13)	$415	$226	$189
______________________________

(1)	Dispositions of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Third Quarter 2011 with Third Quarter 2010
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers increased $12 million – 5 percent – primarily from the following:

•	Western log sales increased by $34 million due to increased sales volumes of 15 percent and increased price realizations of 14 percent as a result of strong export demand.

•	Southern log sales increased by $13 million due to increased sales volumes of 48 percent driven by increased harvest levels and increased sales of logs to third parties.
The above items were partially offset by a decrease of $39 million in land exchanges.
Intersegment sales
Intersegment sales increased $9 million – 6 percent – primarily due to increased Canadian log sales volumes.

Net contribution to earnings
Net contribution to earnings decreased $13 million – 17 percent – primarily from the following:

•	$32 million decrease due to less land exchanges and higher and better-use land sales;

•	$8 million decrease due to lower prices for logs in the South; and

•	$7 million increase in operating costs, primarily due to higher fuel costs.
The above items were partially offset by:

•	$19 million increase, primarily due to higher domestic and export prices in the West; and

•	$16 million increase, primarily due to increased harvest levels of 11 percent in the West and 23 percent in the South.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers increased $103 million – 15 percent – primarily from the following:

•	Western log sales increased by $89 million due to increased sales volumes of 12 percent and increased price realizations of 14 percent driven by strong export demand.

•	Southern log sales increased by $39 million due to increased sales volumes of 50 percent resulting from increased harvest levels and increased sales of logs to third parties.

•	Sales from our International operations increased by $10 million, primarily due to increased plywood sales volumes of 27 percent.
The above items were partially offset by a decrease of $34 million in land exchanges and higher and better-use land sales.
Intersegment sales
Intersegment sales increased $40 million – 9 percent – primarily from the following:

•	$27 million increase due to increased Canadian log and chip sales volumes and

•	$13 million increase due to higher log prices in the West.
Net contribution to earnings
Net contribution to earnings increased $189 million – 84 percent – primarily from the following:

•	$152 million pretax gain on the first quarter 2011 sale of 82,000 acres of non-strategic timberlands in southwestern Washington;

•	$65 million increase, primarily due to higher domestic and export prices in the West; and

•	$40 million increase, primarily due to increased harvest levels of 16 percent in both the West and the South.
The above items were partially offset by:

•	$27 million increase in operating costs, primarily due to higher fuel and silviculture costs;

•	$24 million decrease due to less land exchanges and higher and better-use land sales; and

•	$13 million decrease due to lower prices for logs in the South.

Our Outlook
Excluding earnings from disposition of non-strategic timberlands, we expect lower earnings from the Timberlands segment in fourth quarter due to reduced fee harvest volumes and lower selling prices for Western logs. We also anticipate seasonally higher road and silviculture costs. We expect non-strategic timberlands sales to increase in fourth quarter from the very low third quarter level.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Third party log sales – cubic meters:
West	1,385	1,205	180	3,871	3,456	415
South	1,336	903	433	3,552	2,364	1,188
Canada	116	92	24	333	366	(33)
International	88	63	25	239	209	30
Total	2,925	2,263	662	7,995	6,395	1,600
Fee depletion – cubic meters:
West	1,604	1,444	160	4,962	4,279	683
South	2,535	2,060	475	7,070	6,081	989
International	270	89	181	589	270	319
Total	4,409	3,593	816	12,621	10,630	1,991

WOOD PRODUCTS
We sold our hardwoods operations in a transaction that closed on August 1, 2011. The hardwoods results are included in our Wood Products segment and results of discontinued operations for all periods presented in this report.
How We Did in Third Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2011 and 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Net sales and revenues:
Structural lumber	$281	$254	$27	$831	$803	$28
Engineered solid section	65	68	(3)	198	213	(15)
Engineered I-joists	44	39	5	125	136	(11)
Oriented strand board	97	80	17	271	262	9
Softwood plywood	18	19	(1)	51	58	(7)
Hardwood lumber	17	54	(37)	138	172	(34)
Other products produced	38	36	2	121	109	12
Other products purchased for resale	70	76	(6)	221	266	(45)
Total	630	626	4	1,956	2,019	(63)
Less sales of discontinued operations	(27)	(89)	62	(222)	(282)	60
Net sales and revenues from continuing operations	$603	$537	$66	$1,734	$1,737	$(3)
Net contribution to earnings from continuing operations	(76)	(102)	26	(165)	(135)	(30)
Net contribution to earnings from discontinued operations	(17)	2	(19)	(25)	13	(38)
Net contribution to earnings	$(93)	$(100)	$7	$(190)	$(122)	$(68)
During third quarter 2011, we recognized $29 million of impairment charges in the Wood Products segment, primarily related to the decision to permanently close four engineered lumber facilities that had been previously indefinitely closed. These facilities are located in Albany, Oregon; Dodson, Louisiana; Pine Hill, Alabama; and Simsboro, Louisiana.
Comparing Third Quarter 2011 with Third Quarter 2010
Net sales and revenues, including discontinued operations
Net sales and revenues increased $4 million – primarily from the following:

•	Structural lumber shipment volumes increased 5 percent and average price realizations increased 5 percent.

•
Oriented strand board (OSB) shipment volumes increased 28 percent, primarily due to the re-opening of our Hudson Bay, Saskatchewan facility and increased production at our Grayling, Michigan facility to take advantage of regional market opportunities.

These increases were partially offset by decreased hardwood lumber sales due to the sale of our hardwoods operations.
Net contribution to earnings, including discontinued operations
Net contribution to earnings increased $7 million – 7 percent – primarily from the following:

•	$24 million decrease in manufacturing costs, primarily due to increased operating rates;

•	$16 million decrease in selling and administrative costs, primarily due to previous cost reduction efforts and the sale of our hardwoods operations; and

•	$11 million increase, primarily due to higher sales price realizations for structural lumber.

These increases were partially offset by the following:

•	$29 million increase in charges for restructuring, closure and asset impairments; and

•	$13 million in charges related to the sale of our hardwoods operations.
Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues, including discontinued operations
Net sales and revenues decreased $63 million – 3 percent – primarily from the following:

•	Structural lumber average price realizations decreased 4 percent.

•	OSB average price realizations decreased 17 percent.

•	Engineered solid section shipment volumes decreased 12 percent.

•	Engineered I-joists shipment volumes decreased 16 percent.

•	Hardwood lumber sales decreased due to the sale of our hardwoods operations.

•	Other products purchased for resale decreased primarily as a result of ceasing to offer a composite decking product line and the sale of our hardwoods operations.
These decreases were partially offset by the following:

•	Structural lumber shipment volumes increased 7 percent.

•
OSB shipment volumes increased 24 percent, primarily due to the re-opening of our Hudson Bay, Saskatchewan facility and increased production at our Grayling, Michigan facility to take advantage of regional market opportunities.

•	Engineered solid section average price realizations increased 5 percent.

•	Engineered I-joists average price realizations increased 9 percent.
Net contribution to earnings, including discontinued operations
Net contribution to earnings decreased $68 million – 56 percent – primarily from the following:

•	$67 million decrease due to lower sales price realizations, primarily for OSB and structural lumber;

•	$40 million pretax gain on the sale of certain British Columbia forest licenses and associated rights in 2010;

•	$33 million increase in charges for restructuring, closure and asset impairments;

•	$22 million increase in charges related to the sale of our hardwoods operations; and

•	$15 million increase in log costs as domestic prices increased in the West as a result of strong export demand.
These decreases were partially offset by the following:

•	$58 million decrease in manufacturing costs, primarily due to increased operating rates and

•	$47 million decrease in selling and administrative costs, primarily due to previous cost reduction efforts.

Our Outlook
Excluding special items, we anticipate a larger loss from continuing operations in fourth quarter due to seasonally weaker market conditions. We expect lower selling prices for lumber and OSB and reduced sales volumes and operating rates across all product lines.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Structural lumber – board feet	934	889	45	2,723	2,534	189
Engineered solid section – cubic feet	4	4	—	11	12	(1)
Engineered I-joists – lineal feet	34	31	3	98	116	(18)
Oriented strand board – square feet (3/8”)	549	428	121	1,492	1,199	293
Softwood plywood – square feet (3/8”)	69	68	1	193	203	(10)
Hardwood lumber – board feet	20	65	(45)	162	208	(46)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Structural lumber – board feet	890	857	33	2,686	2,504	182
Engineered solid section – cubic feet	4	4	—	11	12	(1)
Engineered I-joists – lineal feet	32	25	7	96	107	(11)
Oriented strand board – square feet (3/8”)	574	446	128	1,586	1,292	294
Softwood plywood – square feet (3/8”)	49	57	(8)	150	169	(19)
Hardwood lumber – board feet	15	60	(45)	135	180	(45)

CELLULOSE FIBERS
How We Did in Third Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2011 and 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Net sales and revenues:
Pulp	$391	$412	$(21)	$1,198	$1,087	$111
Liquid packaging board	87	88	(1)	265	249	16
Other products	25	22	3	72	64	8
Total	$503	$522	$(19)	$1,535	$1,400	$135
Net contribution to earnings	$135	$181	$(46)	$301	$274	$27

Comparing Third Quarter 2011 with Third Quarter 2010
Net sales and revenues
Net sales and revenues decreased $19 million – 4 percent – primarily due to the following:

•	Pulp price realizations decreased $7 per ton – 1 percent – primarily due to increasing global softwood pulp inventories;

•	Sales volumes for pulp decreased 19,000 tons – 4 percent; and

•	Sales volumes for liquid packaging board decreased 4,000 tons – 5 percent.

These increases were partially offset by an increase in liquid packaging board price realizations of $61 per ton –
6 percent – due to a favorable shift in product mix to coated board sales and an increase in market price.
Net contribution to earnings
Net contribution to earnings decreased $46 million – 25 percent – primarily due to the following:

•	$20 million increase in prices for fiber and chemicals;

•	$15 million increase in operating costs, maintenance, freight, energy and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	$7 million decrease in pulp sales volume due to weaker demand.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues
Net sales and revenues increased $135 million – 10 percent – primarily due to the following:

•	Pulp price realizations increased by $81 per ton – 9 percent – primarily due to lower global softwood pulp inventories in the first half of the year;

•	Sales volumes for pulp increased 8,000 tons – 1 percent; and

•	Liquid packaging board price realizations increased by $86 per ton – 8 percent – due to a favorable shift in product mix to coated board sales and an increase in market price.
Net contribution to earnings
Net contribution to earnings increased $27 million – 10 percent – primarily due to the following:

•	$104 million increase due to higher pulp price realizations and

•	$20 million improvement in liquid packaging board price realizations.
Partially offsetting these increases in earnings are the following:

•	$53 million increase in operating costs, maintenance, freight, energy and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	$43 million increase, primarily due to rising fiber and chemical costs.

Our Outlook

We expect slightly lower earnings from the Cellulose Fibers segment in fourth quarter. We anticipate lower selling prices for pulp and slightly higher shipment volumes.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Pulp – air-dry metric tons	426	445	(19)	1,288	1,280	8
Liquid packaging board – tons	76	80	(4)	227	230	(3)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Pulp – air-dry metric tons	462	470	(8)	1,309	1,321	(12)
Liquid packaging board – tons	81	82	(1)	228	232	(4)

REAL ESTATE
How We Did Third Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2011 and 2010:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Net sales and revenues:
Single-family housing	$204	$200	$4	$536	$576	$(40)
Land	5	9	(4)	23	39	(16)
Other	2	1	1	3	3	—
Total	$211	$210	$1	$562	$618	$(56)
Net contribution to earnings	$10	$20	$(10)	$17	$78	$(61)

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended September 30, 2011 and 2010:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Homes sold	440	418	22	1,496	1,529	(33)
Homes closed	508	501	7	1,330	1,519	(189)
Homes sold but not closed (backlog)	605	660	(55)	605	660	(55)
Cancellation rate	17.4%	19.6%	(2.2)%	15.0%	20.0%	(5.0)%
Traffic	11,803	16,139	(4,336)	39,592	56,298	(16,706)
Average price of homes closed	$403,000	$400,000	$3,000	$403,000	$379,000	$24,000
Single-family gross margin – excluding impairments (%)(1)	23.0%	24.3%	(1.3)%	22.4%	22.9%	(0.5)%
 ______________________________

(1)	Single-family gross margin equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).
Markets for new homes are highly differential across our operations with uneven demand patterns. Buyers have been attracted by housing affordability and historically low mortgage rates, but strict mortgage qualification requirements and appraisal issues remain a challenge. In addition, tax credits available to many buyers in the first half of 2010 are no longer available in 2011. Although the supply of new homes is at record lows, most of our markets have been affected by high levels of foreclosures, high unemployment and low consumer confidence. We experienced a decrease in traffic in both third quarter and year-to-date 2011 compared to the same periods in 2010; however, our traffic conversion rate improved 44 percent in third quarter and 39 percent year-to-date.

Comparing Third Quarter 2011 with Third Quarter 2010
Net sales and revenues
Net sales and revenues were relatively flat as the following changes offset one another:

•	Revenues from single family housing increased $4 million, as a result of slight increases in closing volume and the average price of homes closed.

•	Revenues from land and lot sales decreased $4 million. Land and lot sales are a routine part of our land development business, but they do not occur evenly throughout the year.
Net contribution to earnings
Net contribution to earnings decreased $10 million – 50 percent – primarily from:

•	$6 million decrease in contribution from partnership interests due to limited activity in third quarter 2011.

•	$3 million decrease in contribution from non-single-family operations, as there were no significant land sales in third quarter 2011.

•
$2 million decrease in contribution from single-family operations. Unit closings increased slightly, but margins declined due to a shift in the mix of homes closed. Changes in mix reflect both changes in product lines (entry-level homes versus move-up products) and changes in geographic markets where the closings occur.

These decreases were partially offset by a $4 million decrease in selling, general and administrative expenses.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues
Net sales and revenues decreased $56 million – 9 percent – primarily from:

•	Home closings declined 12 percent to 1,330 in 2011 from 1,519 in 2010.

•	Revenues from land and lot sales decreased $16 million.
These decreases in net sales and revenues were partially offset by a 6 percent increase in the average price of single-family homes closed to $403,000 in 2011 from $379,000 in 2010, primarily due to a shift in mix.
Net contribution to earnings
Net contribution to earnings decreased $61 million – 78 percent – primarily from:

•	$33 million decrease in contribution from the sale of partnership interests – first quarter 2010 included the sale of interests in two commercial partnerships;

•	$17 million decrease in contribution from single-family operations due to fewer home closings;

•	$15 million decrease in contribution from land and lot sales; and

•	$11 million decrease in contribution from partnerships interests.
These decreases were partially offset by the following improvements:

•	$8 million decrease in selling, general and administrative expenses, resulting from both lower closing volumes and ongoing cost reduction efforts; and

•	$5 million increase in single-family operations, primarily related to a change in mix resulting in a higher average price of homes closed.

Our Outlook
We anticipate higher earnings from single-family homebuilding operations in fourth quarter due to seasonally higher home closing volume. While none of significance are under contract at this time, we do have some land parcels that have the potential to close in fourth quarter.

CORPORATE AND OTHER
Corporate and Other includes certain gains or charges that are not related to an individual operating segment and the portion of items such as share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and other general and administrative expenses that are not allocated to the business segments. Historically, Corporate and Other included the results of our transportation operations. This included our five short line railroads that were sold at the end of 2010 and Westwood Shipping Lines that was sold on September 30, 2011. Westwood results are included in our results of discontinued operations.

How We Did Third Quarter and Year-to-Date 2011
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2011 and 2010:

NET SALES AND REVENUES / NET CONTRIBUTIONS TO EARNINGS – CORPORATE AND OTHER

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010	SEPTEMBER 2011	SEPTEMBER 2010	2011 VS. 2010
Net sales and revenues	$56	$66	$(10)	$180	$184	$(4)
Less sales of discontinued operations	(56)	(61)	5	(180)	(168)	(12)
Net sales and revenues from continuing operations:	$—	$5	$(5)	$—	$16	$(16)
Net contribution to earnings from continuing operations	$(16)	$5	$(21)	$(70)	$28	$(98)
Net contribution to earnings from discontinued operations	54	5	49	45	2	43
Net contribution to earnings	$38	$10	$28	$(25)	$30	$(55)

Comparing Third Quarter 2011 with Third Quarter 2010
Net sales and revenues, including discontinued operations
Net sales and revenues decreased $10 million – 15 percent. Westwood revenues decreased as a result of lower volumes and prices. Third quarter 2011 does not include revenues of five short line railroads that we sold at the end of 2010.
Net contribution to earnings, including discontinued operations
Net contribution to earnings increased $28 million, primarily due to the following:

•	$49 million gain on the sale of Westwood Shipping Lines; and

•	$20 million increase due to a 29 percent decrease in our stock price in third quarter 2011, which resulted in lower share-based compensation expense.
Partially offsetting these increases in earnings is the following:

•	$24 million increase in pension and postretirement costs, primarily due to the amortization of deferred pension losses; and

•	$21 million change in foreign exchange, primarily as a result of a weaker Canadian dollar relative to the U.S. dollar in 2011.

Comparing Year-to-Date 2011 with Year-to-Date 2010
Net sales and revenues, including discontinued operations
Net sales and revenues decreased $4 million – 2 percent. Year-to-date 2011 does not include revenues of five short line railroads that we sold at the end of 2010. This was partially offset by an increase in Westwood revenues as a result of higher volumes.

Net contribution to earnings, including discontinued operations
Net contribution to earnings decreased $55 million, primarily due to the following:

•	$77 million increase in pension and postretirement costs, primarily due to the amortization of deferred pension losses;

•	$15 million change in foreign exchange, primarily as a result of a weaker Canadian dollar relative to the U.S. dollar in 2011; and

•	$11 increase in environmental remediation expense related to discontinued operations.
These decreases were partially offset by the $49 million gain on the sale of Westwood Shipping Lines.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$86 million during third quarter and $296 million during year-to-date 2011.

•	$95 million during third quarter and $356 million during year-to-date 2010.
Interest expense incurred decreased in the quarter, primarily due to a lower level of debt. Year-to-date interest expense incurred decreased, primarily due to lower charges associated with the early extinguishment of debt and a lower level of debt.
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
Year-to-date 2010 net interest expense includes a pretax charge of $49 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt.

INCOME TAXES
As a REIT, we generally are not subject to corporate level tax on income of the REIT that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and the portion of our timberlands segment income included in the TRS.
The provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2011 and 2010 income tax rates excluding discrete items are lower than the statutory rate, primarily due to the tax benefits of being a REIT.
Our effective income tax rates from continuing operations excluding discrete items were:

•	(17.9) percent for 2011 and

•	16.8 percent for 2010.

Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2011:
Income taxes on a non-strategic timberlands gain	$(56)
Second Quarter 2011:
Tax benefit on early extinguishment of debt	$10
Third Quarter 2011:
Tax benefit related to foreign tax credits	$83
First Quarter 2010:
Medicare Part D subsidy charge	$(28)
State tax law and rate changes charge	$(3)
Third Quarter 2010:
REIT conversion benefit	$1,043
Medicare Part D subsidy plan change due to plan amendment	$(4)
Unrecognized tax benefits and other adjustments	$(4)

Due to the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, we no longer will be able to claim an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy beginning in 2013. During first quarter 2010, we recorded the effect of the change, as accounting rules require the effect of the change to be recorded in the period that the law was enacted.

During third quarter 2010, we reversed certain deferred income tax liabilities, relating to temporary differences of timber assets, as a result of our conversion to a REIT.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.
Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing a combination of maturing short-term and long-term debt.
The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid for taxes.

Consolidated net cash provided by our operations was:

•	$144 million in 2011 and

•	$464 million in 2010.
Comparing 2011 with 2010
Net cash from operations decreased $320 million in 2011 as compared with 2010, primarily due to the following:

•	Net cash inflows related to income taxes decreased $465 million. We paid taxes of $21 million in 2011 and received income tax refunds of $444 million in 2010.

•	Cash paid to employees, suppliers and others increased approximately $45 million.
Partially offsetting the above decreases was an increase in cash we received from customers of approximately $184 million, primarily due to increased net sales and revenues from our Cellulose Fibers and Timberlands segments partially offset by decreased net sales in our Wood Products and Real Estate segments.
During fourth quarter 2011, our Real Estate segment expects to pay approximately $30 million in settlement of litigation in which we are a minority party. This amount is covered by a reserve that was recorded in 2008.

CASH FROM INVESTING ACTIVITIES
Cash from investing activities can include:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.
In year-to-date 2010, the pension trust repaid $146 million of short-term loans made in 2008 and 2009.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2010
Timberlands	$40	$52
Wood Products	23	12
Cellulose Fibers(1)	92	77
Corporate and Other	2	1
Real Estate	2	3
Total	$159	$145

(1)	2010 includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including assumption of liabilities of $4 million.
We anticipate that our net capital expenditures for 2011 – excluding acquisitions – will be approximately
$250 million to $270 million.

Proceeds from the Sale of Nonstrategic Assets
Proceeds received from the sale of nonstrategic assets were $353 million in 2011. This included:

•	$192 million for the sale of 82,000 acres of non-strategic timberlands in southwestern Washington;

•	$84 million for the sale of our hardwoods operations (we expect to receive an additional $25 million in 2016 from a note receivable);

•	$58 million for the sale of our Westwood Shipping Lines operations; and

•	$19 million for the sale of other non-strategic assets.
Proceeds received from the sale of nonstrategic assets were $160 million in 2010. This included:

•	$66 million for the sale of Wood Products assets,

•	$40 million for the sale of British Columbia forest licenses and associated rights,

•	$33 million for the sale of partnership interests in our Real Estate segment and

•	$21 million for the sale of other non-strategic assets.

CASH FROM FINANCING ACTIVITIES
Cash from financing activities can include:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends and repurchasing stock.

Debt
We repaid debt of:

•	$550 million in 2011 and

•	$570 million in 2010.
At the beginning of June 2011, we exercised our right to call approximately $518 million of 6.75 percent notes due in 2012.
Real Estate debt maturities were $32 million during 2011. Subsequent to quarter end, we retired an additional $13 million of 6.12 percent Real Estate notes with a maturity date of September 17, 2012.

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
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in year-to-date 2011 or 2010.

Debt covenants
As of September 30, 2011 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facility and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no less than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.
As of September 30, 2011, Weyerhaeuser Company had:

•	a defined net worth of $5 billion and

•	a defined debt-to-total-capital ratio of 46.0 percent.

Weyerhaeuser Real Estate Company Covenants
Key covenants related to WRECO's revolving credit facility and medium-term notes include the requirement to maintain:

•	a minimum capital base of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.
WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.
Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.
As of September 30, 2011, WRECO had:

•	a capital base of $852 million and

•	a defined debt-to-total-capital ratio of 52.2 percent.

Option Exercises
We received cash proceeds of $37 million from the exercise of stock options in year-to-date 2011.

Paying dividends and repurchasing stock
We paid dividends of:

•	$242 million in 2011 and

•	$581 million in 2010.
The decrease in dividends paid is primarily due to the Special Dividend paid on September 1, 2010. This decrease is partially offset by the increase in our quarterly dividend from 5 cents to 15 cents in February 2011 and the increase in the number of our common shares outstanding as a result of the Special Dividend.
On October 13, 2011, our board of directors declared a regular dividend of 15 cents per share payable December 1, 2011, to shareholders of record at the close of business November 11, 2011.
During third quarter 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our board of directors replaced the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During third quarter 2011, we repurchased 589,824 shares of common stock for $9 million under the 2011 program. Cash settlements of $5 million occurred at the beginning of the fourth quarter. All common stock purchases under the programs were made in open-market transactions. As of September 30, 2011, we had remaining authorization of $241 million for future share repurchases.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during year-to-date 2011 to our critical accounting policies presented in our 2010 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during year-to-date 2011 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2011, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during year-to-date 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 14: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
Southern Yellow Pine Design Values
The Southern Pine Inspection Bureau (SPIB) has submitted proposed design value changes to the American Lumber Standards Committee (ALSC) for all grades and sizes of visually graded southern yellow pine lumber. The proposed changes were the result of tests on southern yellow pine 2x4 specimens that showed reductions in certain design values. Our Southern timberlands predominantly contain southern yellow pine. We sell both visually graded and mechanically graded southern yellow pine. Under the SPIB proposal, design values for mechanically graded lumber would not change. The test data has now been released for review and the ALSC has set a public hearing in January to discuss the test procedures and results. At this time, it is unknown what decision will be made by the ALSC Board of Review, the basis for the changes or the timing for their implementation. If design value reductions are implemented by ALSC for visually graded southern yellow pine, the change could result in an increase in product substitution or species substitution and could adversely affect demand for visually graded southern yellow pine.
See our 2010 Annual Report on Form 10-K for other risk factors that affect our business.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
INFORMATION ABOUT COMMON SHARE REPURCHASES DURING YEAR-TO-DATE 2011

COMMON SHARE REPURCHASES DURING THIRD QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 1 – July 31		N/A		$248,142,704
August 1 – August 31	1,199,800	$16.67	1,199,800	250,000,000
September 1 – September 30	589,824	15.89	589,824	240,625,690
Total repurchases during third quarter	1,789,624	$16.41	1,789,624	$240,625,690
During third quarter 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our board of directors replaced the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During third quarter 2011, we repurchased 589,824 shares of common stock for $9 million under the 2011 program. Cash settlements of $5 million occurred at the beginning of the fourth quarter. All common stock purchases under the programs were made in open-market transactions. As of September 30, 2011, we had remaining authorization of $241 million for future share repurchases.

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