Form 10-K
period 2011-12-31
WEYERHAEUSER CO
filed 2012-02-22
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [X] Yes  [   ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [   ] Yes  [X] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes  [X] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [   ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [X]    Accelerated filer  [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes  [X] No
As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,586,262,405 based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.
As of February 3, 2012, 536,500,796 shares of the registrant’s common stock ($1.25 par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Notice of 2012 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 12, 2012, are incorporated by reference into Part II and III.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 2

OUR BUSINESS
We are a forest products company that grows and harvests trees, builds homes and makes a range of forest products essential to everyday lives. Our goal is to do this safely, profitably and responsibly. We are committed to operate as a sustainable company. We focus on increasing energy and resource efficiency, reducing greenhouse gas emissions, reducing water consumption, conserving natural resources, and offering products that meet human needs with superior sustainability attributes. We operate with world class safety results, understand and address the needs of the communities in which we operate, and present ourselves transparently.
We have offices or operations in 11 countries and have customers worldwide. We manage 20.3 million acres of forests, of which we own 5.7 million acres, lease 0.7 million acres and have renewable, long-term licenses on 13.9 million acres. In 2011, we generated $6.2 billion in net sales from our continuing operations.
This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the fiscal year ended December 31, 2011.
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

REAL ESTATE INVESTMENT TRUST (REIT) ELECTION
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and our non-qualified timberland segment income.

OUR BUSINESS SEGMENTS
In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments:

•	Timberlands,

•	Wood Products,

•	Cellulose Fibers,

•	Real Estate and

•	Corporate and Other.
Detailed financial information about our business segments and our geographic locations is in Note 2: Business Segments and Note 21: Geographic Areas in the Notes to Consolidated Financial Statements, as well as in this section and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURRENT MARKET CONDITIONS
In 2011, the U.S. economy slowed its pace of recovery. The underlying causes included the Japan earthquake and tsunami, the U.S. deficit and related political instability and European debt crisis. These factors weighed heavily on the economy, delaying many anticipated improvements in key economic indicators. The U.S. housing market continues to be affected by these events and consequently lags other sectors in the recovery. Improvement in the latter part of 2011 in key areas such as job creation, industrial production and GDP may help spur growth in U.S. housing; however, the sector remains burdened by excess inventory and a diminished pool of qualified home buyers. The health of the U.S. housing

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 1

market strongly affects our Real Estate, Wood Products and Timberlands segments. Real Estate focuses on building single family homes. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for logs from our Timberlands segment is affected by the production of wood-based building products as well as export demand. Cellulose Fibers is primarily affected by global demand and the relative strength of the U.S. dollar.

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
Our business segments’ competitive strategies are as follows:

•	Timberlands — Extract maximum value from each acre we own or manage.

•	Wood Products — Deliver high-quality lumber, structural panels, engineered wood products and complementary products for residential and commercial applications.

•	Cellulose Fibers — Concentrate on value-added pulp products.

•	Real Estate — Deliver unique value propositions in target markets.

SALES OUTSIDE THE U.S.
In 2011, $2.2 billion — 36 percent — of our total consolidated sales and revenues from continuing operations were to customers outside the U.S. The table below shows sales outside the U.S. for the last three years.

SALES OUTSIDE THE U.S. IN MILLIONS OF DOLLARS
	2011	2010	2009
Exports from the U.S.	$1,775	$1,610	$1,237
Canadian export and domestic sales	363	327	219
Other foreign sales	70	52	32
Total	$2,208	$1,989	$1,488
Percent of total sales	36%	33%	29%

OUR EMPLOYEES
We have approximately 12,800 employees. This number includes:

•	11,910 employed in North America and

•	890 employed by our operations outside of North America.
Of these employees, approximately 3,400 are members of unions covered by multi-year collective-bargaining agreements. More information about these agreements is in Note 8: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements.

COMPARABILITY OF DATA
Over the last five years, we have exited businesses that did not fit our long-term strategic direction. As you review our results for the past five years, it may be helpful to keep in mind the following divestitures and the segments affected.
Summary of Recent Divestitures

YEAR	TRANSACTION	SEGMENTS AFFECTED
2011	Westwood Shipping Lines – sold	Corporate and Other segment
2011	Hardwoods operations – sold	Wood Products segment
2010	Five short line railroads – sold	Corporate and Other segment
2009	Trus Joist® Commercial division – sold	Wood Products segment
2008	Containerboard, Packaging and Recycling segment – sold	Containerboard, Packaging and Recycling segment
2008	Australian operations – sold	Corporate and Other segment
2008	Uruguay operations – partition completed	Timberlands and Corporate and Other segments
2007	Fine Paper and related assets – divested	Fine Paper, Timberlands and Wood Products segments
2007	New Zealand operations – sold	Corporate and Other segment
2007	Canadian wood products distribution centers – sold	Wood Products segment
Additional information related to our discontinued operations can be found in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements. Information pertaining to segment comparability can be found in Note 2: Business Segments in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 2

WHAT WE DO
This section provides information about how we:

•	grow and harvest trees,

•	manufacture and sell products made from them,

•	build and sell homes and

•	develop land.
For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS
Our Timberlands business segment manages 6.4 million acres of private commercial forestland worldwide. We own 5.7 million of those acres and lease the other 0.7 million acres. In addition, we have renewable, long-term licenses on 13.9 million acres of forestland located in four Canadian provinces. The tables presented in this section include data from this segment's business units as of the end of 2011.
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
International operations in this segment consist principally of forest plantations, forest licenses and converting assets in South America. We serve as owners or managing partner in these operations, which are either wholly-owned subsidiaries or joint ventures. In Brazil, we are the managing partner in a joint venture established in 2004. We own 67 percent of this joint venture and Fibria Celulose SA owns the remaining 33 percent. A hardwood sawmill with 65,000 cubic meters of capacity produces high-value eucalyptus (Lyptus®) lumber and related appearance wood products. In China, we are the managing partner in a joint venture established in 2007. We own 51 percent of this joint venture and Fujian Yong’An Forestry Company owns the remaining 49 percent. As of December 31, 2011, the joint venture managed 44,000 acres of timberlands.
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
Canadian Forestry Operations
In Canada, we have licenses to operate forestlands that provide raw material for our manufacturing units in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government, which generally are based on prevailing market prices. We do not generate any profit in the Timberlands segment from the harvest of timber from the licensed acres in Canada.
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
In managing mineral resources, we generate revenue related to our ownership of the minerals and, separately, related to our ownership of the surface. The ownership of mineral rights and surface acres may be held by two separate parties. Materials that can be mined from the surface, and whose value comes from factors other than their chemical composition, typically belong to the surface owner. Examples of surface materials include rock, sand, gravel, dirt and topsoil. The mineral owner holds the title to commodities that derive value from their unique chemical composition. Examples of mineral rights include oil, gas, coal (even if mined at the surface) and precious metals. If the two types of rights conflict, then mineral rights generally are superior to surface rights. A third type of land right is geothermal, which can belong to either the surface or mineral owner. We routinely reserve mineral and geothermal rights when selling surface timberlands acreage.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 3

Timberlands Products

PRODUCTS	HOW THEY’RE USED
Logs	Logs are made into lumber, other wood and building products and pulp and paper products
Timberlands	Timberland tracts are exchanged to improve our timberland portfolio or are sold to third parties by our land development subsidiary within this segment
Timber	Standing timber is sold to third parties
Minerals, oil and gas	Sold into construction and energy markets
Other products	Includes seed and seedlings, poles, as well as plywood and hardwood lumber produced by our international operations, primarily in South America
HOW WE MEASURE OUR PRODUCT
We report Timberlands data in cubic meters. Cubic meters measure the total volume of wood fiber in a tree or log that we can sell. Cubic meter volume is determined from the large and small-end diameters and length and provides a more consistent and comparative measure of timber and log volume among operating regions, species, size and seasons of the year than other units of measure.
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
WHERE WE DO IT
Our timberlands assets are located primarily in North America. In the U.S. we own and manage sustainable forests in nine states for use in wood products and pulp and paper manufacturing. We own or lease:

•	4.0 million acres in the southern U.S. (Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma and Texas); and

•	2.0 million acres in the Pacific Northwest (Oregon and Washington).
Our international operations are located primarily in Uruguay and China. In Uruguay we own 300,000 acres and have long-term leases on 26,000 acres. In China we have long-term leases on 44,000 acres.
In addition, we have renewable, long-term licenses on 13.9 million acres of forestland owned by the provincial government of four Canadian provinces.
Our total timber inventory — including timber on owned and leased land in our U.S. and international operations — is approximately 297 million cubic meters. The timber inventory on licensed lands in Canada is approximately 384 million cubic meters. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

•	varies according to the species, size and quality of the timber; and

•	will change through time as the mix of these variables adjust.
The species, size and grade of the trees affects the relative value of our timberlands.
DISCUSSION OF OPERATIONS BY GEOGRAPHY
Summary of 2011 Timber Inventory and Timberland Locations
United States

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2011
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
U.S.:
West	154	1,961	—	1,961
South	135	3,399	665	4,064
Total U.S.	289	5,360	665	6,025

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 4

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
The average age of timber harvested in 2011 was 51 years. Most of our U.S. timberland is intensively managed for timber production, but some areas are conserved for environmental, historical, recreational or cultural reasons. Some of our older trees are protected in acreage set aside for conservation, and some are not yet logged due to harvest rate regulations. While over the long term our average harvest age will decrease in accordance with our sustainable forestry practices, we will only harvest approximately 1.5 percent of our Western acreage each year.
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
The average age of timber harvested in 2011 was 31 years for southern yellow pine. In accordance with our sustainable forestry practices, we harvest approximately 3.0 percent to 3.5 percent of our acreage each year in the South.
International

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2011
	TOTAL INVENTORY	FEE OWNERSHIP	LONG-TERM LEASES	TOTAL ACRES
Uruguay	7	300	26	326
China(1)	1	—	44	44
Total International	8	300	70	370
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
We also operate a plywood mill in Uruguay with a production capacity of 210,000 cubic meters and a production volume of 140,500 cubic meters reached in 2011.
In Brazil, Weyerhaeuser is a managing partner in a joint venture. We own 67 percent and Fibria Celulose SA owns 33 percent. A hardwood sawmill with 65,000 cubic meters of capacity produces high-value eucalyptus (Lyptus®) lumber and related appearance wood products. The mill’s production in 2011 was 56,000 cubic meters.
Our investment in China is a joint venture with a public company that is controlled by the state and local governments. Weyerhaeuser is the managing partner in a joint venture started in 2007. Ownership is 51 percent Weyerhaeuser and 49 percent Fujian Yong’An Forestry Company. The joint venture currently manages 44,000 acres of timberlands.
In China, the target rotation age is seven years, since we are managing the forests of loblolly pine and eucalyptus for fiber.
Canada — Licensed Timberlands

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2011
	TOTAL INVENTORY LICENSED STANDING VOLUME	TOTAL LICENSE ARRANGEMENTS
Canada:
Alberta	253	5,306
British Columbia	12	1,018
Ontario	39	2,573
Saskatchewan	80	4,968
Total Canada	384	13,865

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 5

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
Five-Year Summary of Timberlands Production

PRODUCTION IN THOUSANDS
	2011	2010	2009	2008	2007
Fee depletion – cubic meters:
West	6,595	5,569	6,359	10,626	10,403
South	9,738	8,197	8,996	12,363	12,645
International(1)	854	349	503	—	—
Total	17,187	14,115	15,858	22,989	23,048
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
HOW MUCH WE SELL
Our net sales to unaffiliated customers over the last two years were:

•	$1.0 billion in 2011 — up 19 percent from 2010; and

•	$874 million in 2010.
Our intersegment sales over the last two years were:

•	$646 million in 2011 — up 7 percent from 2010; and

•	$603 million in 2010.
Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2011	2010	2009	2008	2007
To unaffiliated customers:
Logs:
West	$545	$414	$329	$547	$565
South	196	145	144	97	56
Canada	17	17	13	20	38
Total	758	576	486	664	659
Pay as cut timber sales	34	33	31	32	25
Timberlands sales and exchanges(1)	77	109	66	73	128
Higher and better use land sales(1)	25	22	11	11	33
Minerals, oil and gas	53	60	62	61	40
Products from international operations(2)	86	65	44	40	12
Other products	11	9	14	18	25
Subtotal sales to unaffiliated customers	1,044	874	714	899	922
Intersegment sales:
United States	424	409	392	817	983
Other	222	194	145	217	363
Subtotal intersegment sales	646	603	537	1,034	1,346
Total	$1,690	$1,477	$1,251	$1,933	$2,268
(1)   Higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.
(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 6

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$ -
1,346
922
1,034
899
537
714
603
874
646
1,044
2007
2008
2009
2010
2011
Intersegment Sales
Western Logs
Southern Logs
All Other Products

Percentage of 2011 Sales to Unaffiliated Customers

WESTERN LOGS
SOUTHERN LOGS
TIMBERLAND EXCHANGES
MINERALS, OIL AND GAS
PRODUCTS FROM INTERNATIONAL OPERATIONS(1)
OTHER PRODUCTS
52%
19%
8%
5%
8%
8%

Log Sales Volumes
Logs sold to unaffiliated customers in 2011 increased approximately 2,316 thousand cubic meters — 27 percent — from 2010.

•
Sales volumes in the West increased 791 cubic meters — 18 percent — primarily due to strong export demand. Our western sales to unaffiliated customers generally are higher-grade logs sold into the export market and domestic-grade logs sold to West Coast sawmills.

•
Sales to unaffiliated customers in the South increased 1.5 million cubic meters — 45 percent — primarily due to increased harvest levels and increased sales of logs to third parties. Our southern sales volumes to unaffiliated customers generally are lower-grade fiber logs sold to pulp or containerboard mills. We use most of our high-grade logs in our own converting facilities.

•
Sales volumes from Canada decreased 28 thousand cubic meters — 6 percent — in 2011. This decrease in volume to unaffiliated customers primarily was due to increased demand by our internal mills for logs mainly in Alberta.

•	Sales volumes from our international operations increased 31 thousand cubic meters — 11 percent — in 2011. This increase in volume was due to sales of logs to China.
We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•
domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales — demand for chips by pulp and containerboard mills; and

•	export log sales — the level of housing starts in Japan, where most of our North American export logs are sold.
Our sales volumes include logs purchased in the open market and all our domestic and export logs that are sold to unaffiliated customers or transferred at market prices to our internal mills by the sales and marketing staff within our Timberlands business units.
Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands

SALES VOLUMES IN THOUSANDS
	2011	2010	2009	2008	2007
Logs – cubic meters:
West	5,267	4,476	4,479	6,967	6,212
South	4,879	3,357	3,536	2,347	1,581
Canada	479	507	409	529	925
International	314	283	305	329	—
Total	10,939	8,623	8,729	10,172	8,718

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 7

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
Average 2011 log realizations in the West increased from 2010 — primarily due to higher demand for logs in the Chinese market. Export prices rose as a result of the demand from China, which also resulted in higher Western domestic prices. Average 2011 log realizations in the South decreased from 2010 — primarily due to weaker demand for logs in the South.
Minerals and Energy Products
Mineral revenue decreased in 2011 as recognition of leasing revenue was completed on older leases and sales of producing oil and gas properties was limited. The decline was partially offset by increased oil and gas royalties as the Haynesville Shale gas wells began to produce commercially. Earnings from construction aggregates decreased slightly. Revenues from wind power and geothermal agreements increased from year-to-year, as the company entered into three new wind power agreements and three new geothermal agreements.
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

WOOD PRODUCTS
We are a large manufacturer and distributor of wood products primarily in North America and Asia.
WHAT WE DO
Our wood products segment:

•	provides a family of high-quality softwood lumber, engineered lumber, structural panels and other specialty products to the residential, multi-family and light commercial markets;

•	delivers innovative homebuilding solutions to help our customers quickly and efficiently meet their customers’ needs;

•	sells our products and services primarily through our own sales organizations and distribution facilities as well as building materials that we purchase from other manufacturers;

•	sells certain products into the repair and remodel market through the wood preserving and home-improvement warehouse channels; and

•	exports our softwood lumber and engineered building materials to Asia and Europe.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 8

Wood Products

PRODUCTS	HOW THEY’RE USED
Structural lumber	Structural framing for new residential, repair and remodel, treated applications, industrial and commercial structures
Engineered lumber • Solid section • I-joists	Floor and roof joists, and headers and beams for residential, multi-family and commercial structures
Structural panels • Oriented strand board (OSB) • Softwood plywood	Structural sheathing, subflooring and stair tread for residential, multi-family and commercial structures
Other products	Complementary building products such as cedar, decking, siding, insulation, rebar and engineered lumber connectors
WHERE WE DO IT
We operate manufacturing facilities in the United States and Canada. We distribute through a combination of Weyerhaeuser and third-party locations. Information about the locations, capacities and actual production of our manufacturing facilities is included below.
Principal Manufacturing Locations
Locations of our principal manufacturing facilities as of December 31, 2011, by major product group were:

•	Structural lumber
– U.S. — Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
– Canada — Alberta and British Columbia

•	Engineered lumber
– U.S. — Alabama, Georgia, Louisiana, Oregon and West Virginia
– Canada — British Columbia and Ontario

•	Oriented strand board
– U.S. — Louisiana, Michigan, North Carolina and West Virginia
– Canada — Alberta and Saskatchewan

•	Softwood plywood
– U.S. — Arkansas and Louisiana
Summary of 2011 Wood Products Capacities

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Structural lumber – board feet	4,515	18
Engineered solid section – cubic feet	33	7
Engineered I-joists – lineal feet	380	3
Oriented strand board – square feet (3/8”)	3,015	6
Softwood plywood – square feet (3/8”)	460	2
Capacities include two indefinitely closed facilities that produce engineered solid section and I-joists products.
In response to market conditions over the last few years, we sold or closed a number of facilities and curtailed production at several other mills. We also sold our hardwoods operations in August 2011. More information about this sale is in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements. The sales and closures include:

•	Sales:
– 2011 — two lumber mills, one oriented strand board mill, one engineered lumber mill and our hardwoods operations;
– 2010 — one lumber mill; and
– 2009 — TJ® Commercial business, Albany Trucking and one engineered lumber mill.

•	Permanent closures:
– 2011 — three engineered lumber mills;
– 2010 — one lumber mill, one engineered lumber mill, one oriented strand board mill; and
– 2009 — four lumber mills, two engineered lumber mills and six distribution centers.

•	Indefinite closures:
– 2010 — one engineered lumber mill; and
– 2009 — one lumber mill and five engineered lumber mills.
In addition to these sales and closures, we discontinued our contractual relationship with two southern lumber mills in 2010. We no longer produce lumber at Bogalusa, Louisiana and Silver Creek, Mississippi.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 9

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2011	2010	2009	2008	2007
Structural lumber – board feet	3,528	3,289	3,098	4,451	5,490
Engineered solid section – cubic feet(1)	13	15	11	22	28
Engineered I-joists – lineal feet(1)	122	133	109	218	339
Oriented strand board – square feet (3/8”)	2,127	1,721	1,448	2,468	3,428
Softwood plywood – square feet (3/8”)(2)	197	212	150	333	423
Hardwood lumber – board feet(3)	135	231	201	253	294
(1)   Weyerhaeuser engineered I-joist facilities also may produce engineered solid section.
(2)   All Weyerhaeuser plywood facilities also produce veneer.
(3) Reflects the sale of our hardwoods operations in August 2011.

HOW MUCH WE SELL
Revenues of our Wood Products business segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. In 2011, Wood Products net sales were $2.5 billion, a decrease of 4 percent, compared with $2.6 billion in 2010.
Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2011	2010	2009	2008	2007
Structural lumber	$1,087	$1,044	$846	$1,351	$2,006
Engineered solid section	253	272	238	414	608
Engineered I-joists	161	171	162	284	467
Oriented strand board	361	334	234	416	589
Softwood plywood	69	73	58	148	293
Hardwood lumber(1)	138	223	206	291	355
Other products produced	156	145	146	225	226
Other products purchased for resale(1)	273	329	344	639	1,155
Total	$2,498	$2,591	$2,234	$3,768	$5,699
(1) Reflects the sale of our hardwoods operations in August 2011.
Five-Year Trend for Total Net Sales in Wood Products
Percentage of 2011 Net Sales in Wood Products

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 10

Wood Products Volume
The volume of structural lumber and OSB sold in 2011 increased from 2010 due to increased demand and the re-opening of our Hudson Bay, Saskatchewan OSB facility. Volumes for engineered lumber decreased primarily due to continued weakness in the U.S. housing market.
Five-Year Summary of Sales Volume for Wood Products

SALES VOLUMES IN MILLIONS
	2011	2010	2009	2008	2007
Structural lumber – board feet	3,586	3,356	3,319	4,659	6,344
Engineered solid section – cubic feet	14	15	13	23	30
Engineered I-joists – lineal feet	128	145	139	227	338
Oriented strand board – square feet (3/8”)	2,008	1,607	1,432	2,438	3,466
Softwood Plywood – square feet (3/8”)	258	260	223	474	912
Hardwood lumber – board feet(1)	162	269	252	324	363
(1) Reflects the sale of our hardwoods operations in August 2011.
Wood Products Prices
Prices for commodity wood products — Structural lumber, OSB and Plywood — decreased in 2011 from 2010.
In general, the following factors influence prices for wood products:

•
Demand for wood products used in residential and multi-family construction and the repair and remodel of existing homes affects prices. Residential construction is influenced by factors such as population growth and other demographics, the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels, and the supply and pricing of existing homes on the market. Repair and remodel activity is affected by the size and age of existing housing inventory and access to home equity financing and other credit.

•
The availability of supply of commodity building products such as structural lumber, OSB and plywood affects prices. A number of factors can influence supply, including changes in production capacity and utilization rates, weather, raw material supply and availability of transportation.

The North American housing market continues to struggle through the worst downturn on record. Demand for new homes fell dramatically from 2006 through 2009, and has been relatively flat from 2010 through 2011. Because demand for wood products is tied so closely to home construction, the weakness in this industry has resulted in depressed demand for and prices of wood products. The following graphs reflect product price trends for the past five years.
Five-Year Summary of Selected Published Lumber Prices — $/MBF

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 11

Five-Year Summary of Selected Published Oriented Strand Board Prices — $/MSF
WHERE WE’RE HEADED
Our competitive strategies include:

•	improving our cost competitiveness through operational excellence;

•	expanding our customer base in nonresidential markets and geographies outside of North America;

•	continuing to develop innovative building solutions and products to meet customer needs; and

•	differentiating our products and services from other manufacturers to create demand for them in the marketplace, and build on our reputation as the preferred provider of quality building products.

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
WHERE WE DO IT
Our cellulose fibers (pulp) products are distributed through a global direct sales network, and our liquid packaging products are sold directly to carton and food product packaging converters in North America and Asia. Locations of our principal manufacturing facilities by major product group are:

•	Pulp
– U.S. — Georgia (2), Mississippi and North Carolina
– Canada — Alberta

•	Liquid packaging board
– U.S. — Washington
Summary of 2011 Cellulose Fibers Capacities

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,835	5
Liquid packaging board – tons	300	1

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 12

Five-Year Summary of Cellulose Fibers Production

PRODUCTION IN THOUSANDS
	2011	2010	2009	2008	2007
Pulp – air-dry metric tons	1,769	1,774	1,629	1,760	1,851
Liquid packaging board – tons	307	316	282	297	283
HOW MUCH WE SELL
Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution and for direct use. Our net sales were $2.1 billion in 2011, an increase of 8 percent, compared with $1.9 billion in 2010.
Five-Year Summary of Net Sales for Cellulose Fibers

NET SALES IN MILLIONS OF DOLLARS
	2011	2010	2009	2008	2007
Pulp	$1,617	$1,489	$1,148	$1,357	$1,478
Liquid packaging board	346	337	290	290	247
Other products	95	85	73	118	107
Total	$2,058	$1,911	$1,511	$1,765	$1,832
Five-Year Trend for Total Net Sales in Cellulose Fibers
Percentage of 2011 Net Sales in Cellulose Fibers

PULP
LIQUID PACKAGING BOARD
OTHER PRODUCTS
17%
5%
78%

Pulp Volumes
Our sales volumes of cellulose fiber products were 1.8 million tons in 2011 and 1.7 million tons in 2010 and 2009.
Factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product and

•	demand for paper production and diapers.
Five-Year Summary of Sales Volume for Cellulose Fibers

SALES VOLUMES IN THOUSANDS
	2011	2010	2009	2008	2007
Pulp – air-dry metric tons	1,756	1,714	1,697	1,704	2,070
Liquid packaging board – tons	297	311	288	302	286
Pulp Prices

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 13

Our average pulp prices in 2011 increased compared with 2010 due to the:

•	weakening of the U.S. dollar,

•	level of demand and

•	world economic environment.
Five-Year Summary of Selected Published Pulp Prices — $/TON
WHERE WE’RE HEADED
Our competitive strategies include:

•	improving our cost-competitiveness through operational excellence and noncapital solutions;

•	focusing capital investments on new and improved product capabilities, cost-reduction, and green energy opportunities;

•	collaborating with third parties to develop new value-added products; and

•	focusing research and development resources on new ways to expand and improve the range of applications for cellulose fibers and new product opportunities.

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
Our revenues decreased to $838 million in 2011, down 9 percent, compared with $923 million in 2010. This decrease occurred as a result of fewer home closings in a challenged market, affected by low consumer confidence, high unemployment, tightened mortgage underwriting standards and continued downward pressure on pricing caused by excess supply.
The following factors affect revenues in our Real Estate business segment:

•	The market prices of the homes that we build varies.

•	The product and geographic mix of sales varies based on the following:
– the markets where we build vary by geography;
– we build homes that range in price points to meet our target customers’ needs, from first-time to semi-custom homes based on geography; and
– the mix of price points, which differ for traditional, single-family detached homes and attached products such as townhomes and condominiums.

•	Land and lot sales are a component of our activities. These sales do not occur evenly from year to year and may range from approximately 5 percent to 15 percent of total Real Estate revenues annually.

•	From time to time, we sell apartment buildings and other income producing properties.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 14

Five-Year Summary of Net Sales for Real Estate

REVENUE IN MILLIONS OF DOLLARS
	2011	2010	2009	2008	2007
Single-family housing	$768	$842	$832	$1,294	$2,079
Land	67	64	68	99	213
Other	3	17	4	15	67
Total	$838	$923	$904	$1,408	$2,359
Five-Year Trend for Total Net Sales in Real Estate
Percentage Breakdown of 2011 Net Sales in Real Estate

SINGLE-FAMILY HOMES
LAND DEVELOPMENT AND OTHER
92%
8%

Five-Year Summary of Single-Family Unit Statistics

SINGLE-FAMILY UNIT STATISTICS
	2011	2010	2009	2008	2007
Homes sold	1,902	1,914	2,269	2,522	4,152
Homes closed	1,912	2,125	2,177	3,188	4,427
Homes sold but not closed (backlog)	429	439	650	558	1,224
Cancellation rate	16%	20%	23%	32%	26%
Buyer traffic	50,125	68,430	65,781	112,817	181,896
Average price of homes closed	$402,000	$396,000	$382,000	$406,000	$470,000
Single-family gross margin – excluding impairments (%)(1)	23.3%	23.7%	17.5%	15.1%	21.5%
(1) Single-family gross margin equals revenue less cost of sales and period costs (other than impairments, deposit write-offs and project abandonments).
During 2011, we experienced lower traffic year-over-year, however the number of homes sold remained comparable as our conversion rates improved.
WHERE WE’RE HEADED
Our competitive strategies include:

•	offering customer-driven, distinct value propositions to specific market niches in each of our targeted geographies;

•	delivering quality homes to satisfied customers — measured, in part, by “willingness to refer” rates from independent surveys of homebuyers;

•	replicating best practices developed in each geographic area; and

•	optimizing value from our land portfolio.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 15

CORPORATE AND OTHER
WHAT WE DO
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
HOW MUCH WE SELL
Sales and revenues for Corporate and Other are related to our discontinued transportation and international operations. In 2011, our net sales were $180 million compared with $253 million in 2010. The decrease in revenues is due to the sale of our transportation operations.
Five-Year Summary of Net Sales for Corporate and Other

NET SALES IN MILLIONS OF DOLLARS
	2011	2010	2009	2008	2007
Transportation(1)	$180	$253	$165	$259	$223
International wood products(2)	—	—	—	133	209
Total	$180	$253	$165	$392	$432
(1) Reflects the sale of Westwood Shipping Lines in September 2011 and our five short line railroads in December 2010. (2) Reflects the divestitures of our Australian operations in July 2008.
Five-Year Trend for Total Net Sales in Corporate and Other, Including Discontinued Operations
Catchlight Energy
Catchlight Energy is Weyerhaeuser’s joint venture with Chevron, which is focused on the commercialization of liquid transportation fuels produced from conversion of forest-based material. During 2011, Catchlight was engaged in research and development work in the areas of sustainability, feedstock sourcing and scalability, and conversion technologies. Catchlight Energy also spent time developing relationships with selected technology partners. Our share of Catchlight Energy results are reported in Corporate and Other.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 16

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
Restrictions on our timber harvests result, or could result from:

•	federal and state requirements to protect habitat for threatened and endangered species;

•	additional listings of fish and wildlife species as endangered, threatened or sensitive under the ESA or similar state laws; or

•	regulatory actions taken in the future by federal or state agencies to protect habitat for these species.
Such actions also could increase our operating costs and affect timber supply and prices in general.
In Canada:

•	The federal Species at Risk Act (SARA) requires protective measures for species identified as being at risk and for critical habitat.

•	Environment Canada announced a series of western science studies in 2010 that, with other landscape information, are designed to identify critical habitat.

•	The Canadian Minister of the Environment released for comment in 2011 a strategy for the recovery of the boreal woodland caribou population under SARA.
The identification and protection of habitat may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of forestlands in Canada. To date these Canadian measures have not had, and in 2012 will not have, a significant effect on our harvesting operations. We anticipate that future measures will not disproportionately affect Weyerhaeuser as compared with comparable operations.

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
– protect environmental values and
– encourage other stewardship values.
On May 18, 2010, 21 member companies of the Forest Products Association of Canada (FPAC), including Weyerhaeuser’s Canadian subsidiary, announced the signing of a Canadian Boreal Forest Agreement (CBFA) with nine environmental organizations. The CBFA applies to approximately 72 million hectares of public forests licensed to FPAC members and, when fully implemented, is expected to lead to the conservation of significant areas of Canada’s boreal forest and protection of woodland caribou. CBFA signatories continue to meet with provincial governments, and aboriginal and local communities to seek their participation in advancing the goals of the CBFA. Progress under the CBFA is measured by an independent auditor.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 17

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
We believe that these kinds of programs have not had, and in 2012 will not have, a significant effect on the total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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
Final or interim resolution of claims brought by aboriginal groups is expected to result in:

•	additional restrictions on the sale or harvest of timber,

•	potential increase in operating costs and

•	effects on timber supply and prices in Canada.
We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2012, although they may have such an effect in the future. In 2008, FPAC, of which we are a member, signed a Memorandum of Understanding with the Assembly of
First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal
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
We estimate that our capital expenditures made primarily for environmental compliance were approximately $5 million in 2011 (approximately 2 percent of total capital expenditures). Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect no material capital expenditures for environmental compliance in 2012.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 18

ENVIRONMENTAL CLEANUP
We are involved in the environmental investigation or remediation of numerous sites. Of these sites:

•	we may have the sole obligation to remediate,

•	we may share that obligation with one or more parties,

•	several parties may have joint and several obligations to remediate or

•	we may have been named as a potentially responsible party for sites designated as Superfund sites.
Our liability with respect to these various sites ranges from insignificant to substantial. The amount of liability depends on:

•	the quantity, toxicity and nature of materials at the site; and

•	the number and economic viability of the other responsible parties.
We spent approximately $5 million in 2011 and expect to spend approximately $6 million in 2012 on environmental remediation of these sites.
It is our policy to accrue for environmental-remediation costs when we:

•	determine it is probable that such an obligation exists and

•	can reasonably estimate the amount of the obligation.
We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $34 million. The excess amounts required may be insignificant or could range, in the aggregate, up to $90 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.
The United States Environmental Protection Agency (EPA) had promulgated regulations for air emissions from:

•	pulp and paper manufacturing facilities,

•	wood products facilities and

•	industrial boilers.
These regulations cover:

•	hazardous air pollutants that require use of maximum achievable control technology (MACT) and

•	controls for pollutants that contribute to smog, haze and more recently greenhouse gases.
The U.S. Court of Appeals for the D.C. Circuit issued decisions in 2007:

•	vacating the MACT standards for air emissions from industrial boilers and process heaters and

•	remanding the standards for plywood and composite wood products to the EPA.
The EPA must promulgate:

•	technology and residual risk review for pulp and paper manufacturing facilities,

•	supplemental MACT standards for plywood and composite products and

•	new MACT standards for boilers.
Pending final action by the EPA, we expect:

•	some states may implement MACT requirements for boilers on a case-by-case basis and

•	we might spend as much as $30 million to $45 million over the next few years to comply with the MACT standards that are finally determined by the EPA and the states.
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

•	issued a final rule deferring for three years greenhouse gas permitting requirements for carbon dioxide emissions from biomass;

•	initiated in 2011 efforts to further develop independent scientific analysis and rulemaking on how biomass emissions should be treated.
It is unclear what the effect of EPA’s greenhouse gas regulations will be on our operations until final rules regarding biomass emissions are promulgated.
To address concerns about greenhouse gases as a pollutant, we:

•	closely monitor legislative, regulatory and scientific developments pertaining to climate change;

•
adopted in 2006, as part of the Company's sustainability program, a goal of reducing greenhouse gas emissions by 40 percent by 2020 compared with our emissions in 2000, assuming a comparable portfolio and regulations;

•	determined to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels; and

•	reduced greenhouse gas emissions by approximately 26 percent considering changes in the asset portfolio according to 2010 data, compared to our 2000 baseline.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 19

Additional factors that could affect greenhouse gas emissions in the future include:

•	policy proposals by state governments regarding regulation of greenhouse gas emissions,

•	Congressional legislation regulating greenhouse gas emissions within the next several years or

•	establishment of a multistate and federal greenhouse gas emissions reduction trading system with potentially significant implications for all U.S. businesses.
It is not yet known when and to what extent these policy activities may come into force or how they may relate to each other in the future.
We believe these measures have not had, and in 2012 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA
In Canada:

•
We participate in negotiations between the FPAC and Environment Canada to define industry obligations for complying with Canada’s national plan for reducing greenhouse gas emissions and achieving ambient air quality objectives over the next several years.

•	We work with provincial forestry associations to develop technically sound and economically viable policies, practices and procedures for measuring, reporting and managing greenhouse gas emissions and protecting air quality.
The Canada federal government:

•	proposed a regulatory framework for air emissions in 2007 that adopted some aspects of the Kyoto Protocol;

•	called for mandatory reductions in greenhouse gas emissions for heavy industrial emissions producers, among other measures, to be put in place by 2010;

•	signed the Copenhagen Accord in December 2009, committing to reducing its greenhouse gas emissions by 17 percent below 2005 levels; and

•	announced in December 2011 that it is withdrawing from the Kyoto Protocol.
All Canadian provincial governments:

•	have greenhouse gas reporting requirements;

•	are working on reduction strategies; and

•	together with the Canadian federal government, are considering new or revised emission standards.
We believe these measures have not had, and in 2012 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF WATER
In the U.S., as a result of litigation (some of which is ongoing), additional federal or state permits will be required in the future under the federal Clean Water Act in one or more of the states in which we operate in relation to:

•	pollution discharges from forest roads,

•	other drainage features on forest land and

•	the application of pesticides, including herbicides, on forest lands.
Some of these permits will be in effect in 2012 and will entail additional costs for Weyerhaeuser and some other forest landowners.
In Canada, in 2011, a National Round Table on the Environment and the Economy (NRTEE) proposed changes to water-use management across Canada and recommended that federal, provincial and territorial governments develop new water strategies. NRTEE will convene experts from across Canada to develop a national action plan on how to effectively implement the report's recommendations. Recommendations, which have not yet been developed, may entail additional costs. However, we do not expect a disproportionate effect on Weyerhaeuser as compared to comparable operations of other forest landowners.

POTENTIAL CHANGES IN POLLUTION REGULATION
State governments continue to promulgate total maximum daily load (TMDL) requirements for pollutants in water bodies that do not meet state or EPA water quality standards. State TMDL requirements may:

•	set limits on pollutants that may be discharged to a body of water; or

•	set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants.
It is not possible to estimate the capital expenditures that may be required for us to meet pollution allocations across the various proposed state
TMDL programs until a specific TMDL is promulgated.
Various levels of government in Canada have started work to address water usage and quality issues. Regional watershed protection is increasing and appears to be a part of future water strategies across Canada. As part of our membership in the U.S. Business Roundtable S.E.E. Change (society, environment and economy) initiative, we established a goal in May 2008 to reduce water use at our cellulose fibers mills 20 percent by the end of 2012, using a 2007 baseline. We achieved a 16 percent water use reduction in 2010 compared to our 2007 baseline.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 20

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
STATEMENTS
We make forward-looking statements of our expectations regarding first quarter 2012 as compared to fourth quarter 2011, including:

•
increased fee harvest volumes in the West, slightly improved average selling prices due to a higher percentage of export logs sold to Japan, flat fee harvest volume and prices in the South, higher fuel costs across all geographies, higher silviculture expenses in the South, and slightly higher earnings in the Timberlands segment excluding earnings from disposition of non-strategic timberlands;

•
increased sales and slightly higher selling prices for lumber, higher sales volumes and over five percent increase in selling prices for oriented strand board, increased sales volumes and flat prices for engineered wood products, higher log costs in the South and Canada and lower log costs in the West, higher operating rates across all product lines, and a smaller loss from continuing operations in the Wood Products segment excluding special items;

•
considerably lower average selling prices for pulp and slightly lower shipment volumes, significantly higher maintenance costs and lower production due to scheduled annual maintenance outages, higher energy and chemical costs, and substantially lower earnings in the Cellulose Fibers segment;

•	seasonally lower home closing volume, lower average selling prices and margins due to mix, and a loss from single-family homebuilding operations in the Real Estate segment.
In addition, we base our forward-looking statements on the expected effect of:

•	the economy;

•	regulations;

•	adverse litigation outcomes and the adequacy of reserves;

•	changes in accounting principles;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates and credits; and

•	other related matters.
RISKS, UNCERTAINTIES AND ASSUMPTIONS
Major risks and uncertainties — and assumptions that we make — that affect our business include, but are not limited to:

•	general economic conditions, including employment rates, housing starts, the level of interest rates, availability of financing for home mortgages, and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	successful execution of our internal performance plans, including restructurings and cost-reduction initiatives;

•	level of competition from domestic and foreign producers;

•	raw material and energy prices and transportation costs;

•	the effect of design value changes on demand for the company's southern yellow pine lumber;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	federal tax policies;

•	legal proceedings;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	the effect of weather;

•	risk of loss from fires, floods, windstorms, hurricanes, pest infestations and other natural disasters;

•	changes in accounting principles;

•	performance of pension fund investments and related derivatives; and

•	other factors described under Risk Factors.
EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia — especially Japan and China;

•	currency exchange rates — particularly the relative value of the U.S. dollar to the euro and the Canadian dollar, and the relative value of the euro to the yen; and

•	restrictions on international trade or tariffs imposed on imports.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 21

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
The overall levels of demand for the products we manufacture and distribute and consequently our sales and profitability reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide as well as on local economic conditions. Current economic conditions in the United States and the global economic downturn, combined with the decreased availability of credit due to extremely conservative underwriting criteria and high foreclosure rates, has resulted in a continued weakness in the homebuilding industry (including the company’s Real Estate business), increased inventories of available new homes, significant declines in home prices, loss of home-equity values and loss of consumer confidence and demand. Our Wood Products segment is highly dependent on the strength of the homebuilding industry and the weakness in that industry has resulted in depressed prices of and demand for wood products and building materials. This has been further reflected in declining prices and demand for logs and reduced harvests in our Timberland segment. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions. A further decline in the recovery of consumer demand could further adversely affect our businesses.

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
Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During the period of 2007 through 2011, the mortgage industry experienced significant instability and increasing default rates, particularly with regard to subprime and other nonconforming loans. This caused many lenders to tighten credit requirements and reduce the number of mortgage loans available for financing home purchases. Demand for new homes also has been adversely affected by factors such as continued high unemployment, elevated foreclosure rates and distress sales of houses, significant declines in home values and a collapse of consumer confidence. While our cancellation rates have improved, homebuyers may still find it more advantageous to forfeit a deposit than to complete the purchase of the home because of the fear of further price declines.
The company has traditionally carried a larger supply of land for development than many of our competitors. Some of the land was purchased during the last few years. Land prices have fallen in these markets and may continue to fall. As new housing demand in our markets has fallen significantly, we have elected to sell some of our non-strategic land and lots at a loss or declined to exercise options, even though that required us to forfeit deposits and write off preacquisition costs. We also have changed our competitive strategies in some markets and elected to discontinue or postpone development in other markets in response to the downturn. As a result, we continue to look for opportunities to reposition our portfolio through the sale of our assets.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 22

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
Financial and credit markets have been experiencing a period of turmoil that has included the failure or sale of various financial institutions, a continuing series of international economic crises, particularly in Europe, and increasingly restrictive underwriting standards. While it is difficult to predict the ultimate results of these events, they may impair the company’s ability to borrow money. Similarly, our customers may be unable to borrow money to fund their operations.
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
Our results may be affected by a change in our sales mix. Our outlook assumes a certain volume and product mix of sales. If actual results vary from this projected volume and product mix of sales, our operations and our results could be negatively affected. Our outlook also assumes we will be successful in implementing previously announced or future price increases, or plans to move customers to higher-priced products. Delays in acceptance of price increases or failure of customers to accept higher-priced products could negatively affect our results. Moreover, price discounting, if required to maintain our competitive position, could result in lower than anticipated price realizations.

INTENSE COMPETITION
We face intense competition in our markets, and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.
We compete with North American and, for many of our product lines, global producers, some of which may have greater financial resources and lower production costs than we do. The principal basis for competition is selling price. Our ability to maintain satisfactory margins depends in large part on our ability to control our costs. Our industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 23

successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. If we are unable to compete effectively, such failure could have a material adverse effect on our business, financial condition and results of operations.

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
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	a chemical spill or release;

•	explosion of a boiler;

•	the effect of a drought or reduced rainfall on its water supply;

•	labor difficulties;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism;

•	governmental regulations; and

•	other operational problems.
Any such downtime or facility damage could prevent us from meeting customer demand for our products or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and income.

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

LAWS AND REGULATIONS
We could incur substantial costs as a result of compliance with, violations of, or liabilities under applicable environmental laws and other laws and regulations.
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
For example, the U.S. Environmental Protection Agency (EPA) is in the process of developing Maximum Achievable Control Technology (MACT) standards that regulate air emissions from pulp and paper facilities, wood products facilities and industrial boilers. The EPA also is in the process of developing final rules regulating greenhouse gases that apply to our operations on a project-by-project basis and may be applied to carbon dioxide emissions from biomass. These and similar laws and regulations in the U.S. and Canada will require us to obtain authorizations from and comply with the authorization requirements of the appropriate governmental authorities, which have considerable discretion over the terms and timing of permits.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 24

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
We have manufacturing operations in Canada, Uruguay and Brazil. We are also a large exporter and compete with producers of products very similar to ours. Therefore, we are affected by changes in the strength of the U.S. dollar relative to the Canadian dollar, euro and yen, and the strength of the euro relative to the yen.

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
Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture or distribute as well as delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated.
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

REIT STATUS
If we fail to remain qualified as a REIT, we would be subject to tax at corporate rates and would not be able to deduct dividends to shareholders when computing our taxable income because our timber-related income will be subject to taxation.
In any taxable year in which we fail to qualify as a REIT, unless we are entitled to relief under the Internal Revenue Code:

•	We would be subject to federal and state income tax on our taxable income at regular corporate rates.

•	We would not be allowed to deduct dividends to shareholders in computing our taxable income.

•	We also would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.
If we fail to qualify as a REIT, we might need to borrow funds or liquidate some investments to pay the additional tax liability. Accordingly, funds available for investment or dividends to our shareholders could be reduced.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 25

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
We may experience reduced revenues and margins on some of our businesses as a result of export taxes or countervailing and anti-dumping duty applications. For example, in 2001, a group of companies filed petitions with the U.S. Department of Commerce and the International Trade Commission claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports into the U.S. from Canada were being sold in U.S. markets at less than their fair value. We have softwood lumber facilities in Canada that export lumber into the U.S. We paid a total of $370 million in deposits for countervailing duty and anti-dumping tariffs from 2002 through 2006 related to those lumber exports. The U.S. and Canadian governments reached a settlement of the dispute in 2006. As a result of the settlement, we received a refund of $344 million in the fourth quarter of 2006. However, our Canadian softwood lumber facilities will have to pay an export tax when the price of lumber is at or below a threshold price. The export tax could be as high as 22.5 percent if a province exceeds its total allotted export share. The U.S. subsequently claimed that British Columbia violated the 2006 agreement by downgrading timber in British Columbia's interior region to lower its price. Canada has responded to the claim, which will be heard by the London Court of International Arbitration in March 2012. If the U.S. claims are upheld, our Canadian operations could be subject to damage claims for as much as $15 million. Similar types of actions have been initiated from time to time against us and other U.S. producers of products such as paper or lumber by countries such as China and Korea. It is possible that countervailing duty and antidumping tariffs, or similar types of tariffs could be imposed on us in the future. We may experience reduced revenues and margins in any business that is subject to such tariffs or to the terms of the settlements of such international disputes. These tariffs or settlement terms could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 26

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

SOUTHERN YELLOW PINE DESIGN VALUES
The demand for our southern yellow pine could be adversely affected by design value changes.
The Southern Pine Inspection Bureau (SPIB) submitted proposed design value changes to the American Lumber Standards Committee (ALSC) in 2011 for visually graded southern yellow pine lumber. The proposed changes were the result of tests on southern yellow pine No. 2 2X4 specimens that showed reductions in certain design values. Our Southern timberlands predominantly contain southern yellow pine. We sell both visually graded and mechanically graded southern yellow pine. Under the SPIB proposal, design values for mechanically graded lumber would not change. The ALSC held two public hearings on the matter and the results of the tests. On January 11, 2012, the ALSC Board of Review approved new design values for southern yellow pine 2X4 lumber of grade No. 2 and lower, with a recommended effective date of June 1, 2012, but declined to approve design value changes for other sizes. Further testing and analysis of other sizes of southern yellow pine is expected to be completed later in 2012. It is unknown whether the testing of other sizes will result in a SPIB proposal for additional design value changes or what changes the ALSC Board of Review would make or the timing for their implementation if changes were proposed. The design value reductions for visually graded southern yellow pine 2X4s of grade No. 2 and lower, and the possibility of additional design value reductions for other widths could result in an increase in product substitution or species substitution and could adversely affect demand for visually graded southern yellow pine.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

STOCK-PRICE VOLATILITY
The price of our common stock may be volatile.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under "Risks Related to our Industries and Business" and the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments;

•	our growth rate and our competitors’ growth rates;

•	the financial market and general economic conditions;

•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	changes in tax laws and regulations.
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
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities do not include any capacity for facilities that were sold or permanently closed as of the end of 2011.

LEGAL PROCEEDINGS
See Note 15: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements for a summary of legal proceedings.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 27

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange and

•	Chicago Stock Exchange
As of December 31, 2011, there were approximately 9,724 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2011 and 2010 are included in Note 22: Selected Quarterly Financial Information (unaudited) in the Notes to Consolidated Financial Statements.
INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A) (C)
Equity compensation plans approved by security holders(1)	32,799,526	$22.37	11,714,621
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	32,799,526	$22.37	11,714,621
(1)   Includes 1,738,574 restricted stock units and 314,426 performance share units. Because there is no exercise price associated with restricted stock units and performance share units, such stock units are not included in the weighted average price calculation.

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING 2011

	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
Common Stock Repurchases During Third Quarter:
July	—	N/A	—	$248,142,704
August	1,199,800	$16.67	1,199,800	$250,000,000
September	589,824	$15.89	589,824	$240,625,690
Total repurchases during third quarter	1,789,624	$16.41	1,789,624	$240,625,690
Common Stock Repurchases During Fourth Quarter:
October	500,000	$15.33	500,000	$232,962,165
November	—	N/A	—	$232,962,165
December	—	N/A	—	$232,962,165
Total repurchases during fourth quarter	500,000	$15.33	500,000	$232,962,165
Total common stock repurchases during 2011	2,289,624	$15.63	2,289,624	$232,962,165
(1)   On August 11, 2011, our board of directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. As of December 31, 2011, we had repurchased $20 million and $17 million under the 2008 and 2011 programs, respectively. All common stock purchases under both programs were made in open-market transactions.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 28

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index

PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2006 in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.

•	Total return assumes dividends are reinvested quarterly.

•	Measurement dates are the last trading day of the calendar year shown.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 29

SELECTED FINANCIAL DATA
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER SHARE
	2011	2010	2009	2008	2007
Diluted earnings (loss) from continuing operations attributable to Weyerhaeuser common shareholders	$0.59	3.96	(2.38)	(8.73)	(1.06)
Diluted earnings (loss) from discontinued operations attributable to Weyerhaeuser common shareholders(1)	0.02	0.03	(0.20)	3.16	4.66
Diluted net earnings (loss) attributable to Weyerhaeuser common shareholders	$0.61	3.99	(2.58)	(5.57)	3.60
Dividends paid	$0.60	26.61	0.60	2.40	2.40
Weyerhaeuser shareholders’ interest (end of year)	$7.95	8.60	19.13	22.78	37.80
FINANCIAL POSITION
	2011	2010	2009	2008	2007
Total assets:
Forest Products	$10,681	11,476	13,248	14,080	20,026
Real Estate	1,917	1,953	2,002	2,615	3,736
Total	$12,598	13,429	15,250	16,695	23,762
Total long-term debt:
Forest Products	$4,193	4,710	5,284	5,560	6,566
Real Estate	285	350	402	456	775
Total	$4,478	5,060	5,686	6,016	7,341
Weyerhaeuser shareholders’ interest	$4,263	4,612	4,044	4,814	7,981
Percent earned on average Weyerhaeuser shareholders’ interest	7.5%	29.6%	(12.3)%	(18.4)%	9.3%
OPERATING RESULTS
	2011	2010	2009	2008	2007
Net sales and revenues	$6,216	5,954	5,068	7,413	10,065
Earnings (loss) from continuing operations	$319	1,274	(525)	(1,911)	(284)
Discontinued operations, net of income taxes(1)	12	9	(43)	669	1,023
Net earnings (loss)	331	1,283	(568)	(1,242)	739
Less: Net loss (earnings) attributable to noncontrolling interest	—	(2)	23	66	51
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$331	1,281	(545)	(1,176)	790
CASH FLOWS
	2011	2010	2009	2008	2007
Net cash from operations	$291	689	(203)	(1,411)	489
Cash from investing activities	$122	164	276	5,571	917
Cash from financing activities	$(927)	(1,255)	(498)	(1,980)	(1,535)
Net change in cash and cash equivalents	$(514)	(402)	(425)	2,180	(129)
STATISTICS (UNAUDITED)
	2011	2010	2009	2008	2007
Number of employees	12,800	14,250	14,888	19,843	37,857
Number of shareholder accounts at year-end:
Common	9,724	10,050	10,577	11,088	10,489
Exchangeable	—	—	—	—	1,037
Number of shares outstanding at year-end (thousands):
Common	536,425	535,976	211,359	211,289	209,546
Exchangeable	—	—	—	—	1,600
Weighted average shares outstanding – diluted (thousands)	539,879	321,096	211,342	211,258	219,305

(1)	A summary of our discontinued operations is presented in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements.

To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions, as a “Special Dividend.” On September 1, 2010, we paid a dividend of $5.6 billion which included the Special Dividend and the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The number of common shares issued was approximately 324 million. The stock portion of the Special Dividend was treated as the issuance of new shares for accounting purposes and affects our earnings per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings per share that is less than would have been the case had the common shares not been issued. See Note 4: Net Earnings (Loss) Per Share in the Notes to Consolidated Financial Statements for pro forma results giving effect to the common stock distribution for diluted earnings per common share as if the common stock distribution had occurred at the beginning of each period.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

WHAT YOU WILL FIND IN THIS MD&A

Our MD&A includes the following major sections:

•	economic and market conditions affecting our operations;

•	real estate investment trust (REIT) election;

•	financial performance summary;

•	results of our operations — consolidated and by segment;

•	liquidity and capital resources — where we discuss our cash flows;

•	off-balance sheet arrangements;

•	environmental matters, legal proceedings and other contingencies; and

•	accounting matters — where we discuss critical accounting policies and areas requiring judgments and estimates.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS
In 2011, the U.S. economy slowed its pace of recovery. The underlying causes included the Japan earthquake and tsunami, the U.S. deficit and related political instability and European debt crisis. These factors weighed heavily on the economy, delaying many anticipated improvements in key economic indicators. The U.S. housing market continues to be affected by these events and consequently lags other sectors in the recovery. Improvement in the latter part of 2011 in key areas such as job creation, industrial production and GDP may help spur growth in U.S. housing; however, the sector remains burdened by excess inventory and a diminished pool of qualified home buyers. The health of the U.S. housing market strongly affects our Real Estate, Wood Products and Timberlands segments. Real Estate focuses on building single family homes. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for logs from our Timberlands segment is affected by the production of wood-based building products as well as export demand. Cellulose Fibers is primarily affected by global demand and the relative strength of the U.S. dollar.
HOUSING MARKET
We track certain indicators such as employment, consumer confidence, housing starts, home sales, foreclosures, home prices, mortgage interest rates and the number of homes for sale to assess housing market conditions. The following market statements refer to industry conditions in general and not to Weyerhaeuser operations directly.
Total U.S. housing starts for 2011 were 606 thousand units, with single family units accounting for 429 thousand of the total. This represents a 9 percent decline in single family starts from 2010; however demand for homes was bolstered by government programs such as the new home buyer tax credit for part of the year in 2010. These programs were not renewed in 2011. Multifamily construction did relatively better in 2011 compared with 2010, averaging 177 thousand units compared with 114 thousand in 2010. In total, current housing demand remains well below 1 million or more single family starts, the typical level during the 15-year period of 1992-2007. New home sales in the U.S. totaled 303 thousand units in 2011. This level of new home sales is 6 percent lower than 2010 and lower than any year recorded since 1963, when U.S. Census started reporting this data. Through much of 2011 the unemployment rate has remained above 9 percent, but as of December had fallen to 8.5 percent, the lowest level for the year. Weak employment growth contributed to weak consumer confidence, limiting any growth in demand for housing and wood products. The number of mortgages in default remains very large and the number of foreclosures is expected to remain high relative to historic trends. This will continue to contribute to the inventory of existing homes for sale, which limits demand for new homes.
Demand for wood products continued to be affected by the depressed level of new home construction in 2011. Overall demand levels for lumber increased 3 percent from 2010 while demand for oriented strand board (OSB), which is more heavily dependent on residential construction, increased 1.5 percent from 2010 levels. Demand for both lumber and OSB remain 35 percent to 40 percent below peak levels. As a result, industry operating rates for lumber and OSB have averaged between 70 and 80 percent of capacity. Prices for some commodity wood products were modestly higher in 2011, while others such as southern yellow pine lumber and OSB were lower in 2011 than in 2010. In 2011, most prices peaked in the second quarter, coinciding with the strongest quarter of construction, but decreased to levels closer to their costs of production for much of the year. Demand for logs increased as lumber production increased slightly. In the western region, weak domestic demand for logs was offset by demand from Japan, China and Korea, resulting in significant increases in western log prices in 2011.
U.S. DOLLAR/GLOBAL DEMAND
The U.S. dollar remained weak relative to most developed world currencies during 2011. Cellulose Fibers benefited from the decline in the value of the U.S. dollar, as our pulp mills became more competitive compared to European, Canadian and South American producers. The combination of the weaker dollar, steady global demand and flat capacity helped prices for the key indicator, northern bleached softwood kraft (NBSK) pulp, to remain above $950/ton in 2011, 2 percent higher than in 2010. Pulp prices started the year similar to 2010, peaking in the second quarter and then declining into the fourth quarter, largely as a result of a weakening euro. Debt concerns in the Eurozone countries has lowered the value of the euro relative to the U.S. dollar, reducing the competiveness of U.S. producers relative to European competitors, causing a decline in the key NBSK indicator price in the fourth quarter.
The weaker dollar compared to the yen resulted in U.S. logs being less expensive to importers in Japan. Although Japan experienced a major disruption with the earthquake and tsunami in March 2011, total housing starts in Japan increased 3 percent from 2010 levels as rebuilding efforts began in the second half of the year. The export log market was affected by increased demand from China. Chinese imports of softwood logs from the U.S. were estimated to exceed 5 million cubic meters for 2011, double the level from 2010.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 31

WHERE WE ARE HEADED
Growth in the U.S. economy improved to 2.8 percent in fourth quarter 2011 compared to 1.8 percent in third quarter 2011 and that momentum is expected to continue into 2012. Job growth also has shown gradual improvement in the latter part of 2011 and the U.S. is expected to add enough jobs to lower the overall unemployment rate in 2012. Single-family starts are expected to gradually increase in 2012, a result of improving demand for homes and record low inventory of new homes for sale. Demand for wood products is expected to increase as a result of greater demand for housing; however sustainable demand growth is expected to be modest in 2012. As a result, prices in 2012 are expected to be similar to 2011. Log prices in western markets are expected to remain flat, exclusive of seasonal swings. In the South, log prices are also expected to remain flat, but at lower levels than the West, which benefits from strong demand from Asia. The U.S. dollar is expected to remain weak relative to developed currencies outside of the euro, which is expected to continue to be affected by uncertainty in the Eurozone. Weakness in the euro is expected to undermine the competitive position of U.S. market pulp producers and will likely put downward pressure on prices.

REAL ESTATE INVESTMENT TRUST (REIT) ELECTION
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and our non-qualified timberland segment income. Following are points related to our conversion:

•
To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions, as a “Special Dividend.” On September 1, 2010, we paid a dividend of $5.6 billion which included the Special Dividend and the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million.

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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 32

FINANCIAL PERFORMANCE SUMMARY
Net Sales and Revenues by Segment
Contribution (Charge) to Pretax Earnings by Segment, Including Discontinued Operations

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 33

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

CONSOLIDATED RESULTS
HOW WE DID IN 2011
Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales and revenues	$6,216	$5,954	$5,068	$262	$886
Operating income (loss)	594	454	(379)	140	833
Earnings (loss) from discontinued operations, net of tax	12	9	(43)	3	52
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$331	$1,281	$(545)	$(950)	$1,826
Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders	$0.62	$4.00	$(2.58)	$(3.38)	$6.58
Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders	$0.61	$3.99	$(2.58)	$(3.38)	$6.57
COMPARING 2011 WITH 2010
Net Sales and Revenues
Net sales and revenues increased $262 million — 4 percent — primarily due to the following:

•	Timberlands segment sales increased $170 million, as a result of higher log prices and volumes sold;

•	Cellulose Fibers segment sales increased $147 million, as a result of higher pulp prices and volumes sold; and

•	Wood Products segment sales from continuing operations increased $52 million, as a result of increased volumes sold of structural lumber and OSB.
These increases were partially offset by an $85 million decrease in Real Estate segment sales, as a result of fewer home closings.
Net Earnings (Loss) Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $950 million — 74 percent — primarily due to certain significant benefits in 2010 that were not repeated in 2011, including:

•	$1,064 million reversal of certain deferred income tax liabilities as a result of our conversion to a REIT in 2010;

•	$149 million cellulosic biofuel producer credit in 2010; and

•	$46 million gain on the sale of five short line railroads in 2010.
These decreases in our earnings were partially offset by:

•	$96 million net gain on sale of 82,000 acres of non-strategic timberlands in 2011;

•	$76 million tax benefit related to foreign tax credits in 2011;

•	$68 million decrease in interest expense due to lower charges associated with the early extinguishment of debt and lower interest expense due to a lower level of debt;

•	$65 million decrease in restructuring, closure and asset impairment charges, primarily due to decreased impairments recognized in our Wood Products segment; and

•	$49 million decrease in selling, general and administrative expenses.
COMPARING 2010 WITH 2009
Net Sales and Revenues
Net sales and revenues increased $886 million — 17 percent — primarily due to the following:

•	Cellulose Fibers segment sales increased $400 million, as a result of higher pulp sales realizations;

•	Wood Products segment sales from continuing operations increased $302 million, as a result of increased price realizations and sales volumes for residential building products; and

•
Timberlands segment sales increased $160 million, as a result of increased price realizations for log sales in the West and increased land exchanges, dispositions of non-strategic timberlands and sales of higher and better-use lands.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 34

Net Earnings (Loss) Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $1,826 million primarily due to the following:

•
$943 increase in income tax benefit, primarily due to $1,064 million reversal of certain deferred income tax liabilities as a result of our conversion to a REIT in 2010 and a tax benefit of $149 million for cellulosic biofuel producer credits in 2010, partially offset by a reduced income tax benefit due to having earnings before tax in 2010 compared to a loss in 2009;

•
$716 million increase in gross margin, primarily due to higher domestic and export prices in our Timberlands segment, increased price realizations for OSB and structural lumber in our Wood Products segment, increased price realizations for pulp in our Cellulose Fibers segment and increased contributions from single-family closings and land and lot sales in our Real Estate segment, partially offset by increased operating costs in our Timberlands, Wood Products and Cellulose Fibers segments;

•
$542 million decrease in restructuring, closure and asset impairment charges, primarily due to charges recognized in our Timberlands, Wood Products, Real Estate and Corporate and Other segments in 2009; and

•	$52 million increase in net earnings from discontinued operations.
The increases were partially offset by the following:

•	$344 million tax benefit for alternative fuel mixture credits in 2009 and

•	$98 million net gain on sale of 140,000 acres of non-strategic timberlands in 2009.

TIMBERLANDS
HOW WE DID IN 2011
We report sales volume and annual production data for our Timberlands business segment in Our Business/What We Do/Timberlands.
Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the last three years:
Net Sales and Revenues and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales and revenues to unaffiliated customers:
Logs:
West	$545	$414	$329	$131	$85
South	196	145	144	51	1
Canada	17	17	13	—	4
Total	758	576	486	182	90
Pay as cut timber sales	34	33	31	1	2
Timberlands exchanges(1)	77	109	66	(32)	43
Higher and better-use land sales(1)	25	22	11	3	11
Minerals, oil and gas	53	60	62	(7)	(2)
Products from international operations(2)	86	65	44	21	21
Other products	11	9	14	2	(5)
Subtotal sales to unaffiliated customers	1,044	874	714	170	160
Intersegment sales:
United States	424	409	392	15	17
Other	222	194	145	28	49
Subtotal intersegment sales	646	603	537	43	66
Total	$1,690	$1,477	$1,251	$213	$226
Net contribution to earnings	$485	$282	$338	$203	$(56)
(1)   Disposition of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.
(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 35

COMPARING 2011 WITH 2010
Net Sales and Revenues — Unaffiliated Customers
Net sales and revenues to unaffiliated customers increased $170 million — 19 percent — primarily due to the following:

•	Western log sales increased by $131 million due to increased sales volumes of 18 percent and increased price realizations of 12 percent as a result of strong export demand.

•	Southern log sales increased by $51 million due to increased sales volumes of 45 percent resulting from increased harvest levels and increased sales of logs to third parties.

•	Sales from our International operations increased by $21 million, primarily due to increased plywood sales volumes of 34 percent.
The above items were partially offset by a decrease of $29 million in land exchanges and higher and better-use land sales.
Intersegment Sales
Intersegment sales increased $43 million — 7 percent — primarily due to the following:

•	$28 million increase due to increased Canadian log and chip sales volumes and

•	$15 million increase due to higher log prices and sales volumes in the West partially offset by lower log prices and sales volumes in the South.
Net contribution to earnings
Net contribution to earnings increased $203 million — 72 percent — primarily due to the following:

•	$152 million pretax gain on the first quarter 2011 sale of 82,000 acres of non-strategic timberlands in southwestern Washington;

•	$77 million increase, primarily due to higher domestic and export prices in the West; and

•	$59 million increase, primarily due to an increase in harvest levels of 18 percent in the West and 19 percent in the South.
These items were partially offset by:

•	$33 million increase in operating costs, primarily due to higher fuel and silviculture costs;

•	$23 million decrease due to fewer land exchanges and higher and better-use land sales; and

•	$20 million decrease due to lower prices for logs in the South.
COMPARING 2010 WITH 2009
Net Sales and Revenues — Unaffiliated Customers
Net sales and revenues to unaffiliated customers increased $160 million primarily due to the following:

•	Western log sales increased $85 million due to increased price realizations of 26 percent.

•	Land exchanges, dispositions of non-strategic timberlands and sales of higher and better-use lands increased $54 million.

•	Sales from our International operations increased $21 million due to improvement in prices across most products and increased sales volumes.
Intersegment Sales
Intersegment sales increased $66 million, primarily due to the following:

•	$49 million increase due to increased Canadian log and chip sales volumes and

•	$17 million increase due to an increase in U.S. log prices.
Net contribution to earnings
The $56 million decrease in net contribution to earnings resulted primarily from the following:

•	$163 million pre-tax gain on the third quarter 2009 sale of 140,000 acres of non-strategic timberland in northwestern Oregon;

•	$30 million decrease resulting from increased incentive compensation and increased allocations of corporate costs to the business segments;

•	$24 million decrease due to decreased harvest levels of 9 percent in the South and 12 percent in the West; and

•	$17 million increase in operating costs, which includes higher road maintenance and increased fuel costs.
These items were partially offset by:

•	$125 million increase, primarily due to higher domestic and export prices;

•	$27 million increase due to land exchanges, dispositions of non-strategic timberlands and sales of higher and better-use lands; and

•	$25 million decrease in charges for restructuring, closures and asset impairments.
OUR OUTLOOK
Excluding earnings from disposition of non-strategic timberlands, we expect slightly higher earnings from the Timberlands segment in first quarter 2012 as compared to fourth quarter 2011. We anticipate increased fee harvest volumes in the West and slightly improved average selling prices due to a higher percentage of export logs sold to Japan. We also anticipate higher fuel costs and seasonally higher silviculture expenses.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 36

WOOD PRODUCTS
HOW WE DID IN 2011
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
We sold our hardwoods operations in a transaction that closed on August 1, 2011. The hardwoods results are included in our Wood Products segment and results of discontinued operations for all periods presented in this report. Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:
Net Sales and Revenues and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales and revenues:
Structural lumber	$1,087	$1,044	$846	$43	$198
Engineered solid section	253	272	238	(19)	34
Engineered I-joists	161	171	162	(10)	9
Oriented strand board	361	334	234	27	100
Softwood plywood	69	73	58	(4)	15
Hardwood lumber	138	223	206	(85)	17
Other products produced	156	145	146	11	(1)
Other products purchased for resale	273	329	344	(56)	(15)
Total	2,498	2,591	2,234	(93)	357
Less sales of discontinued operations	(222)	(367)	(312)	145	(55)
Net sales and revenues from continuing operations	$2,276	$2,224	$1,922	$52	$302
Net contribution to earnings from continuing operations	$(245)	$(318)	$(686)	$73	$368
Net contribution to earnings from discontinued operations	(25)	8	(47)	(33)	55
Net contribution to earnings	$(270)	$(310)	$(733)	$40	$423
COMPARING 2011 WITH 2010
Restructuring, Closures and Asset Impairments
During 2011, we recognized $29 million of impairment charges in the Wood Products segment primarily related to the decision to permanently close four engineered lumber facilities that had been previously indefinitely closed. These facilities are located in Albany, Oregon; Dodson, Louisiana; Pine Hill, Alabama; and Simsboro, Louisiana. Total restructuring, closures and asset impairment charges in 2011 for the segment were $64 million. This compares with total Wood Products restructuring, closures and asset impairment charges of $114 million in 2010.
Net Sales and Revenues, Including Discontinued Operations
Net sales and revenues decreased $93 million — 4 percent — primarily due to the following:

•	Structural lumber average price realizations decreased 3 percent as a result of:
– An 11 percent decrease in southern yellow pine realizations. In 2011, southern yellow pine accounted for 50 percent of the sales volume from our sawmills.
– This was partially offset by a 9 percent increase in Douglas fir realizations.

•	OSB average price realizations decreased 14 percent.

•	Engineered solid section shipment volumes decreased 10 percent.

•	Engineered I-joints shipment volumes decreased 12 percent.

•	Hardwood lumber sales decreased due to the sale of our hardwoods operations.

•	Other products purchased for resale decreased primarily as a result of ceasing to offer a composite decking product line and the sale of our hardwoods operations.

These items were partially offset by the following:

•	Structural lumber shipment volumes increased 7 percent.

•	OSB shipment volumes increased 25 percent, primarily due to the re-opening of our Hudson Bay, Saskatchewan facility.

•	Engineered I-joists average price realizations increased 7 percent.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 37

Net Contribution to Earnings, Including Discontinued Operations
Net contribution to earnings increased $40 million — 13 percent — primarily due to the following:

•	$74 million decrease in manufacturing costs, primarily due to increased operating rates;

•	$64 million decrease in selling and administrative costs, primarily due to previous cost reduction efforts and the sale of our hardwoods operations;

•	$50 million decrease in charges for restructuring, closures and asset impairments; and

•	$32 million increase in by-product sales.
These changes were partially offset by the following:

•	$62 million decrease due to lower sales price realizations, primarily for OSB and structural lumber;

•	$43 million increase in freight expense due to higher fuel cost and increasing shipments of OSB and structural lumber;

•	$40 million pretax gain on the sale of certain British Columbia forest licenses and associated rights in 2010;

•	$22 million increase in charges related to the sale of our hardwoods operations; and

•	$16 million increase in log costs as domestic prices increased in the West as a result of strong export demand.
COMPARING 2010 WITH 2009
Net Sales and Revenues, Including Discontinued Operations
The $357 million increase in net sales and revenues was primarily due to the following:

•	Structural lumber average price realizations increased 22 percent.

•	OSB average price realizations increased 27 percent and shipment volumes increased 12 percent.

•	Softwood plywood average price realizations increased 8 percent and shipment volumes increased 17 percent.

•	Hardwood lumber shipment volumes increased 8 percent.
Net Contribution to Earnings, Including Discontinued Operations
The $423 million improvement in net contribution to earnings was primarily due to the following:

•	$276 million increase due to sales price realizations, primarily OSB and structural lumber;

•	$63 million decrease in charges for restructuring, closures and asset impairments;

•	$59 million decrease in manufacturing and other costs of sales as a result of increased operating efficiencies and cost reductions;

•	$52 million increase in the net pretax gain on the sale of assets and operations, including the sale of certain British Columbia forest licenses and associated rights;

•	$35 million decrease in selling and administrative costs, primarily due to staff reductions in 2009; and

•	$13 million decrease in litigation charges, primarily due to the settlement of Alder litigation in 2009.
These improvements were partially offset by a $64 million increase in log costs.
OUR OUTLOOK
Excluding special items, we anticipate a smaller loss from the Wood Products segment in first quarter 2012 as compared to fourth quarter 2011. We expect slightly higher selling prices for lumber and OSB and increased sales volumes across all product lines. Unit manufacturing costs should decline due to seasonally improved operating rates.

CELLULOSE FIBERS
HOW WE DID IN 2011
We report sales volume and annual production data for our Cellulose Fibers business segment in Our Business/What We Do/Cellulose Fibers.
Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:
Net Sales and Revenues and Net Contribution to Earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales and revenues:
Pulp	$1,617	$1,489	$1,148	$128	$341
Liquid packaging board	346	337	290	9	47
Other products	95	85	73	10	12
Total	$2,058	$1,911	$1,511	$147	$400
Net contribution to earnings	$435	$412	$444	$23	$(32)

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 38

COMPARING 2011 WITH 2010
Net Sales and Revenues
Net sales and revenues increased $147 million — 8 percent — primarily due to the following:

•	Pulp price realizations increased $52 per ton — 6 percent — primarily due to lower global softwood pulp inventories in the first half of the year and a change in sales mix to higher valued products;

•	Sales volumes for pulp increased 42,000 tons — 2 percent; and

•	Liquid packaging board price realizations increased $82 per ton — 8 percent — due to a favorable shift in product mix to coated board sales and an increase in market price.
Net Contribution to Earnings
Net contribution to earnings increased $23 million — 6 percent — primarily due to the following:

•	$92 million increase due to higher pulp price realizations;

•	$24 million improvement in liquid packaging board price realizations; and

•	$13 million increase in other non operating income, which includes earnings from an equity affiliate.
Partially offsetting these increases in earnings are the following:

•	$57 million increase, primarily due to rising fiber and chemical costs;

•	$41 million increase in operating costs, maintenance, freight, energy and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	$12 million increase in selling, general and administrative costs.
COMPARING 2010 WITH 2009
Net Sales and Revenues
Net sales and revenues increased $400 million primarily due to the following:

•
Pulp price realizations increased $192 per ton — 28 percent — primarily due to tight global softwood pulp inventories, due in part to lower industry production in the first half of 2010 as a result of the Chilean earthquake that occurred in February 2010.

•	Sales volumes for pulp increased 17,000 tons — 1 percent.

•	Liquid packaging board price realizations increased $80 per ton — 8 percent — primarily due to a favorable shift in product mix to coated board.

•	Sales volumes for liquid packaging board increased approximately 23,000 tons — 8 percent.
Net Contribution to Earnings
Net contribution to earnings decreased $32 million primarily due to the following:

•	$344 million decrease due to alternative fuel mixture credits, see “Liquidity and Capital Resources — Cash From Operations” for more information related to the alternative fuel mixture credits;

•	$69 million increase in operating costs, freight and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	$11 million increase in general and administrative cost.
Partially offsetting these decreases in earnings were the following increases:

•	$330 million increase due to higher pulp price realizations,

•	$24 million increase in other product realizations,

•	$25 million increase due to higher liquid packaging board price realizations and

•	$12 million in other non operating income.
OUR OUTLOOK
We expect substantially lower earnings from the Cellulose Fibers segment in first quarter 2012 as compared to fourth quarter 2011. We anticipate considerably lower average selling prices for pulp and significantly higher maintenance costs due to scheduled annual maintenance outages. We also expect seasonally higher energy costs and increased fiber and chemical costs.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 39

REAL ESTATE
HOW WE DID IN 2011
We report single-family unit statistics for our Real Estate business segment in Our Business/What We Do/Real Estate.
Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:
Net Sales and Revenues and Net Contribution to Earnings for Real Estate

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales and revenues:
Single-family housing	$768	$842	$832	$(74)	$10
Land	67	64	68	3	(4)
Other	3	17	4	(14)	13
Total	$838	$923	$904	$(85)	$19
Net contribution to earnings	$58	$91	$(299)	$(33)	$390
COMPARING 2011 WITH 2010
Net Sales and Revenues
Net sales and revenues decreased $85 million — 9 percent — primarily due to:

•	Home closings declined 10 percent to 1,912 in 2011 from 2,125 in 2010.

•	Revenues from land and other sales decreased $11 million.
Net Contribution to Earnings
Net contribution to earnings decreased $33 million — 36 percent — primarily due to:

•	$33 million decrease in contribution from the sale of partnership interests — first quarter 2010 included the sale of interests in two commercial partnerships;

•	$25 million decrease — 12 percent — in contribution from single-family operations, primarily due to fewer home closings; and

•	$9 million decrease in contribution from partnerships interests.
These decreases were partially offset by the following improvements:

•	$16 million decrease in selling, general and administrative expenses, resulting from both lower closing volumes and ongoing cost reduction efforts;

•	$11 million related to contingent loss reserves – 2011 included net income from reserve adjustments for settled matters compared to net charges in 2010; and

•	$10 million decrease in impairments and restructuring charges.
COMPARING 2010 WITH 2009
Net Sales and Revenues
Net sales and revenues increased $19 million — 2 percent — primarily from:

•	$10 million increase in single-family housing revenues, primarily due to a shift in product mix; and
– The average price of homes closed improved to $396,000 in 2010 from $382,000 in 2009.
– This was partially offset by a 2 percent decline in home closings — 2010 included closings of 2,125 compared to 2,177 in 2009.

•	$9 million net increase in land and other revenues, primarily related to the sale of an apartment building in 2010.
Net Contribution to Earnings
Net contribution to earnings increased $390 million, primarily due to:

•	$264 million decrease in impairments, restructuring and other related charges;

•
$56 million increase — 37 percent — in contribution from single-family closings. The net contribution reflects a $60 million benefit as a result of improved margins due to the mix of homes closed, partially offset by a $4 million decrease as a result of fewer closings;

•	$24 million increase in contributions from sales of partnership interests — 2010 included gains of $33 million on sales compared to $9 million in 2009;

•	$23 million increase in contribution from land and lot sales; and

•	$19 million decrease in selling and general and administrative expenses due to cost cutting measures, including reductions in headcount.
OUR OUTLOOK
We anticipate a loss from single-family homebuilding operations in first quarter 2012 as compared to fourth quarter 2011. We expect a seasonal decline in home closing volume and lower average margins due to mix.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 40

CORPORATE AND OTHER
We report what our Corporate and Other segment includes in Our Business/What We Do/Corporate and Other.
Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:
Net Sales and Revenues and Net Contributions to Earnings for Corporate and Other

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales and revenues	$180	$253	$165	$(73)	$88
Less sales of discontinued operations	(180)	(231)	(148)	51	(83)
Net sales and revenues from continuing operations	$—	$22	$17	$(22)	$5
Net contributions to earnings from continuing operations	$(92)	$65	$(86)	$(157)	$151
Net contributions to earnings from discontinued operations	45	6	(21)	39	27
Net contributions to earnings	$(47)	$71	$(107)	$(118)	$178
HOW WE DID IN 2011
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
COMPARING 2011 WITH 2010
Net Sales and Revenues, Including Discontinued Operations
Net sales and revenues decreased $73 million — 29 percent — primarily due to the sale of our transportation operations.
Net Contribution to Earnings, Including Discontinued Operations
Net contribution to earnings decreased $118 million, primarily due to the following:

•	$100 million increase in pension and postretirement costs, primarily due to the amortization of deferred pension losses;

•	$46 million gain on the sale of our five short line railroads recognized in 2010;

•	$16 million decrease in foreign exchange, primarily as a result of a weaker Canadian dollar relative to the U.S. dollar;

•	$14 million decrease in transportation contribution to earnings as a result of the sale of these operations; and

•	$11 million increase in environmental remediation expense related to discontinued operations.
These items were partially offset by the following:

•	$49 million gain on the sale of Westwood Shipping Lines in 2011 and

•	$10 million decrease in share-based compensation expense.
COMPARING 2010 WITH 2009
Net Sales and Revenues, Including Discontinued Operations
Net sales and revenues increased $88 million— 53 percent — primarily due to increased revenues from Westwood operations as a result of higher volumes and prices.
Net Contribution to Earnings, Including Discontinued Operations
Net contribution to earnings increased $178 million, primarily due to the following:

•	$183 million decrease in charges for asset impairments and corporate restructuring activities;

•	$46 million gain on the sale of our five short line railroads recognized in 2010; and

•	$32 million increase in earnings from transportation operations, primarily from Westwood operations.
These items were partially offset by the following:

•	$29 million decrease related to litigation and insurance reimbursements received in 2009;

•	$28 million decrease in foreign exchange, primarily resulting from a smaller change in the Canadian dollar relative to the U.S. dollar; and

•	$18 million decrease related to the 2009 sale of a Honolulu box plant site.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 41

INTEREST EXPENSE
Our net interest expense incurred for the last three years was:

•	$384 million in 2011,

•	$452 million in 2010 and

•	$462 million in 2009.
Reductions in our amount of outstanding debt was:

•	$583 million in 2011,

•	$627 million in 2010 and

•	$327 million in 2009.
In connection with the repayments, included in our net interest expense, we recognized the following pretax losses on early extinguishment of debt:

•	$26 million in 2011,

•	$50 million in 2010 and

•	$28 million in 2009.

INCOME TAXES
Our benefit for income taxes for our continuing operations over the last three years was:

•	$62 million in 2011,

•	$1,192 million in 2010 and

•	$249 million in 2009.
During 2011, we recorded the following tax benefits or charges:

•	$76 million tax benefit related to foreign tax credits associated with the repatriation of Canadian earnings,

•	$57 million tax charge resulting from the sale of non-strategic timberlands and

•	$10 million tax benefit due to the early extinguishment of debt.
During 2010, we recorded the following tax benefits or charges:

•	We reversed certain deferred income tax liabilities as a result of our conversion to a REIT, which resulted in a benefit of $1,064 million.

•	We recorded a tax benefit of $149 million for cellulosic biofuel producer credits; see “Fuel Credits” for more information.

•
We recorded a $32 million tax charge as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act and a change in our postretirement medical plan.

There were no one-time deferred tax benefits or charges during 2009.
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
The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

AMOUNTS PER SHARE
	2011	2010	2009
Qualified dividend	$—	$25.53	$0.60
Capital gain dividend	0.60	0.61	—
Return of capital	—	—	—
Pre-March 1, 1913 earnings	—	0.47	—
Total distributions	$0.60	$26.61	$0.60

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound, conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to major financial markets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 42

Consolidated net cash provided by (used in) our operations was:

•	$291 million in 2011,

•	$689 million in 2010 and

•	$(203) million in 2009.
COMPARING 2011 WITH 2010
Net cash provided by operations decreased $398 million in 2011 as compared with 2010:

•	Net cash inflows related to income taxes decreased $481 million. We paid taxes of $28 million in 2011 and received $453 million in 2010.

•	Cash paid to employees, suppliers and others increased $144 million.
Partially offsetting the above decreases were:

•	Pension and postretirement contributions decreased $137 million. These contributions were $143 million in 2011 compared to $280 million in 2010.

•
Cash we received from customers increased $80 million, primarily due to increased net sales and revenues from our Timberlands and Cellulose Fibers segments partially offset by decreased net sales in our Wood Products, Real Estate and Corporate and Other segments.

COMPARING 2010 WITH 2009
Net cash used in operations increased $892 million in 2010 as compared with 2009:

•
Cash we received from customers increased approximately $864 million primarily due to increased net sales and revenues from our Wood Products, Cellulose Fibers, Timberlands and Corporate and Other segments.

•	Consolidated cash received for income taxes increased $495 million as compared to 2009. We received taxes of $453 million in 2010 and paid $42 million in 2009.
Partially offsetting the above increases were:

•	Cash paid to employees, suppliers and others increased $312 million.

•	Pension and postretirement contributions increased $165 million. These contributions were $280 million in 2010 compared to $115 million in 2009.
Fuel Credits
During 2009, the U.S. Internal Revenue Code allowed a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business. In 2009, we had 688 million gallons of qualifying alternative fuel mixture, resulting in $344 million of credits. The alternative fuel mixture credit expired on December 31, 2009.
In 2010, the IRS concluded that black liquor sold or used in 2009 qualifies for the cellulosic biofuel producer credit. Black liquor potentially qualifies for either the cellulosic biofuel producer credit or the alternative fuel mixture credit (but not both on the same gallon of black liquor). During 2009, we produced approximately 238 million gallons of black liquor, which did not qualify for the alternative fuel mixture credit. This equals $240 million of potential cellulosic biofuel producer credit at $1.01 per gallon, or $149 million net of tax, which we recognized in fourth quarter 2010.

INVESTING IN OUR BUSINESS
Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.
The pension trust repaid net amounts of $146 million in 2010 and $54 million in 2009 of short-term loans made in 2008 and 2009.
Three-Year Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Timberlands	$53	$72	$83
Wood Products	35	31	53
Cellulose Fibers(1)	146	123	61
Corporate and Other	1	1	13
Real Estate	3	5	8
Discontinued operations	3	2	5
Total	$241	$234	$223
(1) 2010 includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including the assumption of liabilities of $4 million.
We anticipate that our net capital expenditures for 2012 — excluding acquisitions — will be approximately $260 million to $290 million. However, that amount could change due to:

•	future economic conditions,

•	weather and

•	timing of equipment purchases.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 43

PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS
Proceeds received from the sale of nonstrategic assets over the last three years were:

•	$362 million in 2011 including:
– $192 million for the sale of 82,000 acres of non-strategic timberlands in southwestern Washington;
– $84 million for the sale of our hardwoods operations (we expect to receive an additional $25 million plus interest in 2016 from a note receivable);
– $58 million for the sale of our Westwood Shipping Lines operations; and
– $28 million for the sale of other non-strategic assets.

•	$213 million in 2010 including:
– $66 million for the sale of Wood Products assets,
– $52 million for the sale of five short line railroads,
– $40 million for the sale of British Columbia forest licenses and associated rights in our Wood Products segment,
– $33 million for the sale of partnership interests in our Real Estate segment and
– $22 million for the sale of other non-strategic assets.

•	$355 million in 2009 including:
– $295 million from the sale of nonstrategic timberlands in Oregon and
– $20 million from the sale of our closed Honolulu box plant.
Discontinued operations are discussed in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements.

FINANCING
Cash from financing activities includes:

•	issuances and payments of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payments of cash dividends and repurchasing stock.
DEBT
Our consolidated long-term debt was:

•	$4.5 billion as of December 31, 2011;

•	$5.1 billion as of December 31, 2010; and

•	$5.7 billion as of December 31, 2009.
Long-term debt proceeds were $491 million in 2009. There were no proceeds in 2010 or 2011.
Long-term debt we retired according to its scheduled maturity was:

•	$33 million in 2011,

•	$43 million in 2010 and

•	$459 million in 2009.
Long-term debt we retired prior to its scheduled maturity was:

•	$550 million in 2011,

•	$589 million in 2010 and

•	$367 million in 2009.
Losses recognized on early extinguishment of debt and included in our net interest expense were:

•	$26 million in 2011 and

•	$50 million in 2010 and

•	$28 million in 2009.
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
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in 2011, 2010 or 2009.
Debt covenants:
As of December 31, 2011, Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under our credit facility and

•	were in compliance with the credit facility covenants.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 44

Weyerhaeuser Company Covenants:
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no less than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	plus or minus accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.
As of December 31, 2011, Weyerhaeuser Company had:

•	a defined net worth of $5.0 billion and

•	a defined debt-to-total-capital ratio of 46.1 percent.
Weyerhaeuser Real Estate Company Covenants
Key covenants related to WRECO revolving credit facility and medium-term notes include the requirement to maintain:

•	a minimum capital base of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.
WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.
Total WRECO defined debt is:

•	total WRECO debt — including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.
Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.
As of December 31, 2011, WRECO had:

•	a capital base of $850 million and

•	a defined debt-to-total-capital ratio of 50.5 percent.
There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO.
See Note 12: Lines of Credit in the Notes to Consolidated Financial Statements for more information.
OPTION EXERCISES
We received cash proceeds of $38 million from the exercise of stock options in 2011.
PAYING DIVIDENDS AND REPURCHASING STOCK
We paid cash dividends of:

•	$323 million in 2011,

•	$608 million in 2010 and

•	$127 million in 2009.
Changes in the amount of dividends we paid were primarily due to:

•	the Special Dividend paid on September 1, 2010;

•	an increase in the number of our common shares outstanding as a result of the Special Dividend; and

•	an increase in our quarterly dividend from 5 cents per share to 15 cents per share in February 2011.
On February 9, 2012, our board declared a dividend of 15 cents per share, payable on March 15, 2012.
During 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our board of directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During 2011, we repurchased 1,089,824 shares of common stock for $17 million under the 2011 program. As of December 31, 2011, we had remaining authorization of $233 million for future share repurchases.

During 2009, we repurchased 66,691 shares of common stock for $2 million under the 2008 stock repurchases program. All common stock purchases under both programs were made in open-market transactions.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 45

OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
More details about our contractual obligations and commercial commitments are in Note 8: Pension and Other Postretirement Benefit Plans, Note 13: Long-Term Debt, Note 15: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes in the Notes to Consolidated Financial Statements.
Significant Contractual Obligations as of December 31, 2011

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations:
Forest Products	$4,198	$12	$340	$—	$3,846
Real Estate	285	176	84	—	25
Interest(1)	4,069	354	634	620	2,461
Operating lease obligations	218	35	51	24	108
Purchase obligations(2)	143	63	62	11	7
Employee-related obligations(3)	705	271	123	49	107
Liabilities related to unrecognized tax benefits(4)	284	—	—	—	—
Total	$9,902	$911	$1,294	$704	$6,554
(1)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2011 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2011 will remain in effect until maturity.
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
(3)   The timing of certain of these payments will be triggered by retirements or other events. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made beyond 2013. Estimated payments of contractually obligated postretirement benefits are not made beyond 2011.
(4)   We have recognized total liabilities related to unrecognized tax benefits of $284 million as of December 31, 2011, including interest of $33 million. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements have not had — and are not reasonably likely to have — a material effect on our current or future financial condition, results of operations or cash flows. Note 9: Variable Interest Entities and Note 12: Lines of Credit in the Notes to Consolidated Financial Statements contain our disclosures of:

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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 46

PENSION AND POSTRETIREMENT BENEFIT PLANS
We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	discount rates,

•	expected long-term rate of return,

•	anticipated trends in health care costs,

•	assumed increases in salaries and

•	mortality rates.
At the end of every year, we review our assumptions with external advisers and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position, results of operations and cash flows.
Other factors that affect our accounting for the plans include:

•	actual pension fund performance,

•	level of lump sum distributions,

•	plan changes,

•	changes in plan participation or coverage and

•	portfolio changes and restructuring.
This section provides more information about our:

•	expected long-term rate of return,

•	discount rates and

•	cash contributions.
Expected Long-Term Rate of Return
Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plans. The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. Our expected long-term rate of return is important in determining the net income or expense we recognize for our plans.
After considering available information at the end of 2011, we reduced our expected long-term rate of return from 9.5 percent to 9.0 percent. Factors we considered include:

•	the 14.8 percent net compounded annual return achieved by our U.S. pension trust investment strategy over the past 27 years and

•	current and expected valuation levels in the global equity and credit markets.
The revised rate will affect the amount of net periodic benefit costs that we record in 2012. Every 0.5 percent decrease in our expected long-term rate of return would increase expense or reduce a credit by approximately:

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
Discount Rates
Our discount rates as of December 31, 2011, are:

•	4.5 percent for our U.S. pension plans — compared with 5.4 percent at December 31, 2010;

•	4.1 percent for our U.S. postretirement plans — compared with 5.0 percent at December 31, 2010;

•	4.9 percent for our Canadian pension plans — compared with 5.3 percent at December 31, 2010; and

•	4.8 percent for our Canadian postretirement plans — compared with 5.2 percent at December 31, 2010.
We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.
Pension and postretirement benefit expenses for 2012 will be based on the 4.5 percent and 4.1 percent assumed discount rates for U.S. plans and the 4.9 percent and 4.8 percent assumed discount rates for the Canadian plans.
Our discount rates are important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$27 million for our U.S. qualified pension plans and

•	$4 million for our Canadian registered pension plans.
Contributions Made and Benefits Paid
During 2011:

•	We contributed approximately $82 million to our Canadian registered and nonregistered pension plans in accordance with minimum funding rules and respective provincial regulations.

•	We contributed approximately $21 million to our U.S. nonqualified pension plans.

•	We made benefit payments of approximately $40 million related to our U.S. and Canadian other postretirement plans.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 47

During 2012:
Based on estimated year-end assets and projections of plan liabilities we expect to:

•	have a required contribution for our U.S. qualified plan for 2012 of approximately $60 million, which is payable by September 15, 2013;

•	be required to contribute approximately $83 million to our Canadian registered and nonregistered pension plans;

•	contribute $20 million to our U.S. nonqualified pension plans; and

•	make benefit payments of $42 million to our U.S. and Canadian other postretirement plans.
LONG-LIVED ASSETS
We review the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. The carrying value is the amount assigned to long-lived assets in our books.
An impairment occurs when the carrying value of long-lived assets will not be recovered from future cash flows and is more than fair market value. Fair market value is the estimated amount we would receive if we were to sell the assets.
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
IMPAIRMENT OF LONG-LIVED ASSETS: REAL ESTATE
We review homebuilding long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recorded long-lived homebuilding asset impairments and related charges attributable to Weyerhaeuser shareholders of $11 million in 2011, $21 million in 2010 and $261 million in 2009.
Real Estate In Process of Development and Land Being Processed for Development
Real estate in process of development and land being processed for development includes subdivisions and master planned communities (MPCs). MPCs typically include several product segments such as residential, active adult, retail and commercial. We evaluate impairment at the subdivision or MPC product segment level. Factors that are considered when evaluating a subdivision or MPC product segment for impairment include:

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
Real Estate for Sale
Real estate for sale includes homes that have been completed and land that we intend to sell. We regularly sell land or lots that do not fit our value proposition or development plans.
The carrying amount of real estate for sale is reduced to fair value less estimated costs to sell if the forecasted net proceeds are less than the carrying amount. The fair value analysis is affected by local market economic conditions, demographic factors and competitor actions, and is inherently uncertain. Actual net proceeds can differ from the estimates. The carrying amount of real estate for sale is evaluated quarterly.
Market Approach
We use the market approach to determine fair value of real estate assets when information for comparable assets is available. This approach is commonly used for completed inventory and individual assets for sale. We typically use:

•	sales prices for comparable assets,

•	market studies,

•	appraisals or

•	legitimate offers.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 48

Income Approach
We generally use the income approach to determine fair value of real estate for our inactive projects and assets in process of development. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The fair value measurement is based on the value indicated by current market expectations regarding those future estimated cash inflows and outflows. We use present value techniques based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets in 2011 ranged from 15 percent to 18 percent. The income approach relies on management judgment regarding the various inputs to the undiscounted cash flow forecasts.
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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
Currently there are no significant prospective accounting pronouncements that are expected to have a material impact on us.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 49

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
SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2011

DOLLAR AMOUNTS IN MILLIONS
	2012	2013	2014	2015	2016	THEREAFTER	TOTAL	FAIR VALUE
Forest Products:
Fixed-rate debt	$12	$340	$—	$—	$—	$3,846	$4,198	$4,579
Average interest rate	6.58%	7.33%	—%	—%	—%	7.44%	7.43%	N/A
Real Estate:
Fixed-rate debt	$176	$69	$15	$—	$—	$—	$260	$266
Average interest rate	6.10%	6.14%	6.22%	—%	—%	—%	6.12%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$25	$25	$25
Average interest rate	—%	—%	—%	—%	—%	0.44%	0.44%	N/A

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 50

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
February 22, 2012

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2011

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2011	2010	2009
Net sales and revenues	$6,216	$5,954	$5,068
Costs of products sold	5,120	4,831	4,661
Gross margin	1,096	1,123	407
Selling, general and administrative expenses	601	650	681
Research and development expenses	30	34	51
Alternative fuel mixture credits (Note 20)	—	—	(344)
Charges for restructuring, closures and impairments (Note 18)	83	148	686
Other operating income, net (Note 19)	(212)	(163)	(288)
Operating income (loss)	594	454	(379)
Interest income and other	47	83	74
Impairment of investments and other related charges (Note 18)	—	(3)	(7)
Interest expense, net of capitalized interest (Note 13)	(384)	(452)	(462)
Earnings (loss) from continuing operations before income taxes	257	82	(774)
Income taxes (Note 20)	62	1,192	249
Earnings (loss) from continuing operations	319	1,274	(525)
Earnings (loss) from discontinued operations, net of income taxes (Note 3)	12	9	(43)
Net earnings (loss)	331	1,283	(568)
Less: net (earnings) loss attributable to noncontrolling interests	—	(2)	23
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$331	$1,281	$(545)
Basic earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 4):
Continuing operations	$0.60	$3.97	$(2.38)
Discontinued operations	0.02	0.03	(0.20)
Net earnings (loss) per share	$0.62	$4.00	$(2.58)
Diluted earnings (loss) per share attributable to Weyerhaeuser common shareholders (Note 4):
Continuing operations	$0.59	$3.96	$(2.38)
Discontinued operations	0.02	0.03	(0.20)
Net earnings (loss) per share	$0.61	$3.99	$(2.58)
Dividends paid per share (Note 16)	$0.60	$26.61	$0.60
Weighted average shares outstanding (in thousands) (Note 4):
Basic	537,534	319,976	211,342
Diluted	539,879	321,096	211,342
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
 ASSETS

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	DECEMBER 31, 2011	DECEMBER 31, 2010
Forest Products
Current assets:
Cash and cash equivalents	$950	$1,466
Receivables, less allowances of $6 and $8	490	451
Inventories (Note 5)	476	478
Prepaid expenses	68	81
Deferred tax assets (Note 20)	81	113
Total current assets	2,065	2,589
Property and equipment, less accumulated depreciation of $6,550 and $6,784 (Note 6)	2,901	3,217
Construction in progress	145	123
Timber and timberlands at cost, less depletion charged to disposals	3,978	4,035
Investments in and advances to equity affiliates (Note 7)	192	194
Goodwill	40	40
Other assets	444	363
Restricted assets held by special purpose entities (Note 9)	916	915
	10,681	11,476
Real Estate
Cash and cash equivalents	3	1
Receivables, less discounts and allowances of $2 and $3	41	51
Real estate in process of development and for sale (Note 10)	555	517
Land being processed for development	936	974
Investments in and advances to equity affiliates (Note 7)	21	16
Deferred tax assets (Note 20)	240	266
Other assets	113	120
Consolidated assets not owned (Note 9)	8	8
	1,917	1,953
Total assets	$12,598	$13,429
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
LIABILITIES AND EQUITY

	DECEMBER 31, 2011	DECEMBER 31, 2010
Forest Products
Current liabilities:
Current maturities of long-term debt (Notes 13 and 14)	$12	$—
Accounts payable	336	340
Accrued liabilities (Note 11)	593	734
Total current liabilities	941	1,074
Long-term debt (Notes 13 and 14)	4,181	4,710
Deferred income taxes (Note 20)	93	366
Deferred pension and other postretirement benefits (Note 8)	1,467	930
Other liabilities	408	393
Liabilities (nonrecourse to Weyerhaeuser) held by special-purpose entities (Note 9)	776	772
	7,866	8,245
Real Estate
Long-term debt (Notes 13 and 14)	285	350
Other liabilities	172	212
Consolidated liabilities not owned (Note 9)	8	8
	465	570
Commitments and contingencies (Note 15)
Total liabilities	8,331	8,815
Equity:
Weyerhaeuser shareholders’ interest (Notes 16 and 17):
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 536,425,400 and 535,975,518 shares	671	670
Other capital	4,595	4,552
Retained earnings	176	181
Cumulative other comprehensive loss	(1,179)	(791)
Total Weyerhaeuser shareholders’ interest	4,263	4,612
Noncontrolling interests	4	2
Total equity	4,267	4,614
Total liabilities and equity	$12,598	$13,429
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 51

CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2011

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Cash flows from operations:
Net earnings (loss)	$331	$1,283	$(568)
Noncash charges (credits) to income:
Depreciation, depletion and amortization	480	503	538
Deferred income taxes, net (Note 20)	(26)	(1,257)	66
Pension and other postretirement benefits (Note 8)	81	(21)	(19)
Share-based compensation expense (Note 17)	25	24	26
Charges for impairment of assets (Notes 18)	56	117	458
Net gains on dispositions of assets and operations	(236)	(149)	(197)
Foreign exchange transaction (gains) losses	6	(8)	(41)
Change in:
Receivables less allowances	(53)	(67)	93
Receivable for taxes	(14)	583	(529)
Inventories	(46)	(30)	251
Real estate and land	(12)	5	125
Prepaid expenses	3	6	23
Accounts payable and accrued liabilities	(133)	(53)	(296)
Deposits on land positions and other assets	(4)	(10)	13
Pension and postretirement contributions	(143)	(280)	(115)
Other	(24)	43	(31)
Net cash from operations	291	689	(203)
Cash flows from investing activities:
Property and equipment	(212)	(194)	(187)
Timberlands reforestation	(29)	(36)	(36)
Redemption of short-term investments	—	49	92
Proceeds from sale of assets and operations	362	213	355
Repayments from pension trust	—	146	54
Other	1	(14)	(2)
Cash from investing activities	122	164	276
Cash flows from financing activities:
Issuance of debt	—	—	491
Notes, commercial paper borrowings and revolving credit facilities, net	—	(4)	—
Cash dividends	(323)	(608)	(127)
Change in book overdrafts	2	(10)	(30)
Payments on debt (Note 13)	(583)	(632)	(826)
Exercises of stock options	38	—	—
Repurchase of common stock (Note 16)	(37)	—	(2)
Other	(24)	(1)	(4)
Cash from financing activities	(927)	(1,255)	(498)
Net change in cash and cash equivalents	(514)	(402)	(425)
Cash and cash equivalents at beginning of year	1,467	1,869	2,294
Cash and cash equivalents at end of year	$953	$1,467	$1,869
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $30 in 2011, $29 in 2010, and $32 in 2009	$420	$463	$460
Income taxes	$28	$(453)	$42
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 52

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2011

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Common shares:
Balance at beginning of year	$670	$264	$264
Issued for exercise of stock options	4	1	—
Share repurchases	(3)	—	—
Special Dividend (Note 16)	—	405	—
Balance at end of year	$671	$670	$264
Other capital:
Balance at beginning of year	$4,552	$1,786	$1,767
Exercise of stock options	35	2	—
Special Dividend (Note 16)	—	2,745	—
Repurchase of common shares	(34)	—	(2)
Share-based compensation	27	21	23
Other transactions, net	15	(2)	(2)
Balance at end of year	$4,595	$4,552	$1,786
Retained earnings:
Balance at beginning of year	$181	$2,658	$3,278
Net earnings (loss) attributable to Weyerhaeuser common shareholders	331	1,281	(545)
Dividends on common shares (Note 16)	(336)	(3,758)	(75)
Balance at end of year	$176	$181	$2,658
Cumulative other comprehensive loss:
Balance at beginning of year	$(791)	$(664)	$(495)
Annual changes – net of tax:
Foreign currency translation adjustments	(8)	30	91
Changes in unamortized net pension and other postretirement benefit loss (Note 8)	(463)	(166)	(298)
Changes in unamortized prior service credit (Note 8)	82	9	37
Cash flow hedge fair value adjustments	—	—	(1)
Unrealized gains on available-for-sale securities	1	—	2
Balance at end of year	$(1,179)	$(791)	$(664)
Total Weyerhaeuser shareholders’ interest:
Balance at end of year	$4,263	$4,612	$4,044
Noncontrolling interests:
Balance at beginning of year	$2	$10	$33
Net earnings (loss) attributable to noncontrolling interests	—	2	(23)
Contributions	2	—	2
Distributions	—	—	(2)
New consolidations, de-consolidations and other transactions	—	(10)	—
Balance at end of year	$4	$2	$10
Total equity:
Balance at end of year	$4,267	$4,614	$4,054
Comprehensive income (loss):
Consolidated net earnings (loss)	$331	$1,283	$(568)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	30	91
Changes in unamortized net pension and other postretirement benefit loss, net of tax expense (benefit) of ($243) in 2011, $66 in 2010, and ($154) in 2009	(463)	(166)	(298)
Changes in unamortized prior service credit, net of tax expense (benefit) of $49 in 2011, ($9) in 2010, and $3 in 2009	82	9	37
Cash flow hedges – reclassification of gains, net of tax expense of $1 in 2009	—	—	(1)
Unrealized gains on available-for-sale securities	1	—	2
Total comprehensive income (loss)	(57)	1,156	(737)
Less: comprehensive (earnings) loss attributable to noncontrolling interests	—	(2)	23
Total comprehensive income (loss) attributable to Weyerhaeuser shareholders	$(57)	$1,154	$(714)
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 53

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2011

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies describe:

•	our election to be taxed as a real estate investment trust,

•	how we report our results,

•	changes in how we report our results and

•	how we account for various items.
OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST (REIT)
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development business and our non-qualified timberland segment income.
HOW WE REPORT OUR RESULTS
Our report includes:

•	consolidated financial statements,

•	our business segments,

•	foreign currency translation, and

•	estimates.
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
OUR BUSINESS SEGMENTS
We are principally engaged in:

•	growing and harvesting timber;

•	manufacturing, distributing and selling forest products; and

•	developing real estate and constructing homes.
Our business segments are organized based primarily on products and services.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 55

Our Business Segments and Products

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, minerals, oil and gas and international wood products
Wood Products	Softwood lumber, engineered lumber, structural panels and building materials distribution
Cellulose Fibers	Pulp, liquid packaging board and an equity interest in a newsprint joint venture
Real Estate	Real estate development, construction and sales
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
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior years to be consistent with our 2011 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings (loss) or Weyerhaeuser shareholders’ interest. The reclassifications include changes to the way we classify certain transactions as operating, investing or financing on our Consolidated Statement of Cash Flows and to present the results of operations discontinued in 2011 separately on our Consolidated Statement of Operations. Note 3: Discontinued Operations provides information about our discontinued operations.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 56

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
In 2011 the fair value of the reporting unit with goodwill substantially exceeded its carrying value.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 57

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
ITEMS RELATED TO FINANCING OUR BUSINESS
Key items related to financing our business include financial instruments, cash and cash equivalents and accounts payable.
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

•	$47 million at December 31, 2011; and

•	$45 million at December 31, 2010.
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

•	$172 million at December 31, 2011; and

•	$159 million at December 31, 2010.
We use FIFO — the first-in, first-out method — or moving average cost methods for the balance of our domestic raw materials and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated product inventories would have been higher by:

•	$120 million at December 31, 2011; and

•	$121 million at December 31, 2010.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 58

To measure deferred tax assets and liabilities, we:

•	determine when the differences between the carrying amounts and tax bases of affected items are expected to be recovered or resolved and

•	use enacted tax rates expected to apply to taxable income in those years.
Share-Based Compensation
We generally measure the fair value of share-based awards on the dates they are granted or modified. These measurements establish the cost of the share-based awards for accounting purposes. We then recognize the cost of share-based awards in our Consolidated Statement of Operations over each employee’s required service period. Note 17: Share-Based Compensation provides more information about our share-based compensation.
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
Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 8: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2011 and 2010.
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
DISCONTINUED OPERATIONS
We have disposed of various businesses and operations that are excluded in the segment results below. See Note 3: Discontinued Operations for information regarding our discontinued operations and the segments affected.
KEY FINANCIAL DATA BY BUSINESS SEGMENT
Sales, Revenues and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	CORPORATE AND OTHER	INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to and revenues from unaffiliated customers
2011	$1,044	$2,276	$2,058	$838	$—	$—	$6,216
2010	$874	$2,224	$1,911	$923	$22	$—	$5,954
2009	$714	$1,922	$1,511	$904	$17	$—	$5,068
Intersegment sales
2011	$646	$80	$—	$—	$—	$(726)	$—
2010	$603	$63	$—	$—	$3	$(669)	$—
2009	$537	$55	$—	$—	$3	$(595)	$—
Contribution (charge) to earnings from continuing operations
2011	$485	$(245)	$435	$58	$(92)	$—	$641
2010	$282	$(318)	$412	$91	$65	$—	$532
2009	$338	$(686)	$444	$(299)	$(86)	$—	$(289)
During 2010 we changed the methodology for allocating corporate costs to the business segments. The amounts for previous years were not reclassified. Had 2009 been presented using the same method, net contribution (charge) to earnings would have increased or decreased as follows:
Change in Contribution (Charge) to Earnings Resulting from Change in Allocation of Corporate Costs

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	CORPORATE AND OTHER	CONSOLIDATED
Change in contribution (charge) to earnings
2009	$(16)	$(32)	$(16)	$(3)	$67	$—
Management evaluates segment performance based on the contributions to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:
Reconciliation of Contribution (Charge) to Earnings to Net Earnings

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Net contribution to earnings from continuing operations	$641	$532	$(289)
Net contribution to earnings from discontinued operations	20	14	(68)
Total contribution (charge) to earnings	661	546	(357)
Interest expense, net of capitalized interest	(384)	(452)	(462)
Income (loss) before income taxes (continuing and discontinued operations)	277	94	(819)
Income taxes (continuing and discontinued operations)	54	1,187	274
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$331	$1,281	$(545)

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	CORPORATE AND OTHER	CONSOLIDATED
Depreciation, depletion and amortization
2011	$135	$144	$144	$12	$41	$476
2010	$118	$170	$145	$16	$46	$495
2009	$124	$190	$142	$17	$56	$529
Net pension and postretirement cost (credit)(1)
2011	$7	$22	$13	$4	$26	$72
2010	$6	$19	$11	$3	$(73)	$(34)
2009	$—	$5	$6	$(4)	$(141)	$(134)
Charges for restructuring, closures and impairments(2)
2011	$—	$64	$1	$14	$4	$83
2010	$2	$113	$—	$21	$12	$148
2009	$27	$165	$3	$296	$195	$686
Equity in income (loss) of equity affiliates and unconsolidated entities
2011	$—	$—	$2	$2	$(4)	$—
2010	$—	$—	$(6)	$12	$(6)	$—
2009	$—	$—	$2	$8	$(7)	$3
Capital expenditures
2011	$53	$35	$146	$3	$1	$238
2010	$72	$31	$123	$5	$1	$232
2009	$83	$53	$61	$8	$13	$218
Investments in and advances to equity affiliates and unconsolidated entities
2011	$—	$—	$191	$21	$1	$213
2010	$—	$—	$194	$16	$—	$210
2009	$—	$—	$197	$17	$—	$214
Total assets
2011	$4,689	$1,170	$2,377	$1,917	$2,445	$12,598
2010	$4,731	$1,453	$2,365	$1,953	$2,927	$13,429
2009	$4,712	$1,724	$2,255	$2,002	$4,557	$15,250
(1) Net pension and postretirement cost (credit) excludes recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures.
(2)   See Note 18: Charges for Restructuring, Closures and Asset Impairments for more information

NOTE 3: DISCONTINUED OPERATIONS
We have made certain reclassifications in our consolidated financial statements to reflect discontinued operations.
OPERATIONS INCLUDED IN DISCONTINUED OPERATIONS
Discontinued Operations

Operations	Disposition	Segment where activities were included	Pretax gain or loss on sale
Hardwoods	Sold 2011 — third quarter	Wood Products	$22 million loss in Wood Products
Westwood Shipping Lines	Sold 2011 — third quarter	Corporate and Other	$49 million gain in Corporate and Other

Sale of Hardwoods
On August 1, 2011, we completed the sale of our hardwoods operations to American Industrial Partners for consideration of $109 million, of which $25 million is a note receivable. During second quarter 2011, we reduced our hardwoods assets to their fair value less selling costs which resulted in the recognition of a $9 million charge. An additional $10 million pension curtailment charge was recognized in third quarter 2011 when the transaction closed. Total pre-tax charges on the sale of $22 million were recorded in our Wood Products segment. We recognized a tax benefit on the sale of $8 million, resulting in a year-to-date net loss of $14 million.
The following operating assets were included as part of the transaction:

•	seven primary hardwood mills with a total capacity of 300 million board feet,

•	four concentration yards,

•	three remanufacturing plants,

•	one log merchandising yard and

•	sales office in the U.S., Canada, Japan, China and Hong Kong.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 59

Sale of Westwood Shipping Lines
On September 30, 2011, we completed the sale of Westwood Shipping Lines to J-WesCo of Japan for $58 million in cash. We recognized a pre-tax gain of $49 million in Corporate and Other and recorded tax expense of $18 million, resulting in a net gain of $31 million. This transaction also reduced our operating lease obligations by approximately $130 million.
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
Sales, Net Earnings (Loss) from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Net sales:
Hardwoods	$222	$367	$312
Westwood Shipping Lines	180	231	148
Total net sales from discontinued operations	$402	$598	$460
Income (loss) from operations:
Hardwoods	$(3)	$8	$(47)
Westwood Shipping Lines	—	6	(21)
Other discontinued operations	(13)	—	—
Total income (loss) from discontinued operations	(16)	14	(68)
Income taxes	5	(5)	25
Net earnings (loss) from operations	(11)	9	(43)
Net gain (loss) on sale (after-tax):
Hardwoods	(14)	—	—
Westwood Shipping Lines	31	—	—
Sale of property	6	—	—
Net earnings (loss) from discontinued operations	$12	$9	$(43)

Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

Other discontinued operations relate to current period gains or losses for businesses we have divested in prior years and are included in the Corporate and Other segment. During 2011 we increased our reserve for estimated future environmental remediation costs and recognized an $11 million charge associated with discontinued operations. See Note 15: Legal Proceedings, Commitments and Contingencies.
CARRYING VALUE OF ASSETS AND LIABILITIES

Our Consolidated Balance Sheet includes the following assets and liabilities of our hardwoods and Westwood Shipping Lines operations as of December 31, 2010.

Carrying Value of Assets and Liabilities

DOLLAR AMOUNTS IN MILLIONS
December 31, 2010
Assets
Receivables, less allowances	$36
Inventories	63
Prepaid expenses	7
Total current assets	106
Property and equipment, net	43
Other assets	15
Total assets	$164
Liabilities
Accounts payable	$8
Accrued liabilities	24
Total current liabilities	$32

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 60

NOTE 4: NET EARNINGS (LOSS) PER SHARE
Our basic earnings (loss) per share attributable to Weyerhaeuser shareholders for the last three years were:

•	$0.62 in 2011,

•	$4.00 in 2010 and

•	$(2.58) in 2009.
Our diluted earnings (loss) per share attributable to Weyerhaeuser shareholders for the last three years were:

•	$0.61 in 2011,

•	$3.99 in 2010 and

•	$(2.58) in 2009.
This note discloses:

•	how we calculate basic and diluted net earnings per share and

•	our shares with an antidilutive effect.
HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE
“Basic earnings” per share is net earnings divided by the weighted average number of our outstanding common shares.
“Diluted earnings” per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.
Dilutive potential common shares may include:

•	outstanding stock options,

•	restricted stock units or

•	performance share units.
We use the treasury stock method to calculate the effect of our outstanding dilutive potential common shares. Share-based payment awards that are contingently issuable upon the achievement of specified performance or market conditions are included in our diluted earnings per share calculation in the period in which the conditions are satisfied.

To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions, as a “Special Dividend.” On September 1, 2010, we paid a dividend of $5.6 billion which included the Special Dividend and the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The number of common shares issued was approximately 324 million.The stock portion of the Special Dividend was treated as the issuance of new shares for accounting purposes and affects our earnings per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings per share that is less than would have been the case had the common shares not been issued. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share as if the common stock distribution had occurred at the beginning of the period.
Pro Forma 2010 and 2009 DIluted Earnings per Share to Reflect Special DIvidend

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE FIGURES
	2010	2009
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$1,281	$(545)
Diluted earnings (loss) per share:
As reported	$3.99	$(2.58)
Pro forma	$2.39	$(1.02)
Diluted weighted average shares outstanding (in thousands):
As reported	321,096	211,342
Pro forma	537,013	535,661
SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings (loss) per share because they were antidilutive. However, some or all of these shares may be dilutive potential common shares in future periods.
Potential Shares Not Included in the Computation of Diluted Earnings per Share

Shares in thousands	2011	2010	2009
Stock options	23,363	26,385	11,721
Restricted stock units	—	—	706
Performance share units	396	—	219
The increase in options in 2010 is primarily due to our Long-Term Incentive Compensation Plan requiring outstanding stock options to be adjusted as a result of the Special Dividend. The number of awards increased by a ratio of the closing price of our common stock on the New York Stock Exchange on July 19, 2010 to the opening price on July 20, 2010.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 61

NOTE 5: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.
Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Logs and chips	$68	$66
Lumber, plywood, panels and engineered lumber	134	164
Pulp and paperboard	181	157
Other products	76	79
Materials and supplies	137	133
Subtotal	596	599
Less LIFO reserve	(120)	(121)
Total	$476	$478
The LIFO inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, pulp and paperboard.
HOW WE ACCOUNT FOR OUR INVENTORIES
The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

NOTE 6: PROPERTY AND EQUIPMENT
Forest Products property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.
Carrying Value of Forest Products Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2011	DECEMBER 31, 2010
Property and equipment, at cost:
Land	N/A	$142	$162
Buildings and improvements	10–40	1,405	1,572
Machinery and equipment	2–25	7,036	7,372
Roads	10–20	537	551
Other	3–10	331	344
Total cost		9,451	10,001
Allowance for depreciation and amortization		(6,550)	(6,784)
Property and equipment, net		$2,901	$3,217
SERVICE LIVES AND DEPRECIATION
Buildings and improvements for Forest Products property and equipment have estimated lives that are generally at either the high end or low end of the range from 10 years to 40 years, depending on the type and performance of construction.
The maximum service lives for Forest Products machinery and equipment varies among our operations:

•	Timberlands — 15 years;

•	Wood products manufacturing facilities — 20 years; and

•	Primary pulp mills — 25 years.
Forest Products depreciation expense, excluding discontinued operations, was:

•	$361 million in 2011,

•	$391 million in 2010 and

•	$416 million in 2009.

NOTE 7: EQUITY AFFILIATES
We have investments in unconsolidated equity affiliates over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by the affiliates.
This note provides information about our:

•	Forest Products equity affiliates and

•	Real Estate equity affiliates.
FOREST PRODUCTS EQUITY AFFILIATES
Following is a list of Forest Products equity affiliates as of December 31, 2011:
Details About Our Equity Affiliates

AFFILIATE	WHAT IT DOES	OUR OWNERSHIP
North Pacific Paper Corporation (NORPAC)	Owns and operates a newsprint manufacturing facility in Longview, Washington	50 percent
Catchlight Energy	Researching and developing technology for converting cellulose-based biomass into economical, low-carbon biofuels	50 percent
Liaison Technologies Inc.	Provides integration and data management services across a wide variety of industries worldwide	10 percent
Unconsolidated Financial Information of Forest Products Equity Affiliates
Aggregated assets, liabilities and operating results of the entities that we accounted for as equity affiliates are provided below.
Assets and Liabilities of Forest Products Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Current assets	$133	$105
Noncurrent assets	$536	$496
Current liabilities	$49	$51
Noncurrent liabilities	$178	$161
Operating Results of Forest Products Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Net sales and revenues	$602	$530	$474
Operating loss	$(3)	$(20)	$(12)
Net loss	$(3)	$(15)	$(16)
Doing Business with Forest Products Affiliates
Doing business with our affiliates varies by the individual affiliate. We:

•	provide a varying mix of goods and services to some of our affiliates and

•	buy finished products from some of our affiliates.
The goods and services we provide include:

•	raw materials,

•	management and marketing services,

•	support services and

•	shipping services.
In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC, which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$75 million at December 31, 2011; and

•	$57 million at December 31, 2010.
REAL ESTATE EQUITY AFFILIATES
As of December 31, 2011, our Real Estate segment held equity investments in five real estate partnerships and limited liability companies. Our participation in these entities may be as a developer, a builder or an investment partner. Our ownership percentage varies from 7 percent to 50 percent depending on the investment. During 2011, our South Edge, LLC partnership, in which we held a five percent interest, was reorganized in bankruptcy proceedings. As a result, South Edge financial information for 2011 has been excluded from the following table. Pursuant to the plan of reorganization for South Edge, we became a member in a new entity that acquired the land previously owned by South Edge. Assets and liabilities of the new entity are included in the following table for 2011.
Assets and Liabilities of Real Estate Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Current assets	$40	$20
Noncurrent assets	$264	$718
Current liabilities	$21	$78
Noncurrent liabilities	$94	$384
Results of Operations From Real Estate Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Net sales and revenues	$13	$51	$39
Operating income (loss)	$3	$(31)	$(14)
Net income (loss)	$3	$(32)	$(22)

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We sponsor several retirement programs for our employees.
This note provides details about:

•	types of plans we sponsor,

•	significant transactions and events affecting plans we sponsor,

•	funded status of plans we sponsor,

•	pension assets,

•	activity of plans we sponsor and

•	actuarial assumptions.
TYPES OF PLANS WE SPONSOR
The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.
In the U.S., our pension plans are:

•	qualified — plans that qualify under the Internal Revenue Code; and

•	nonqualified — plans for select employees that provide additional benefits not qualified under the Internal Revenue Code.
In Canada, our pension plans are:

•	registered — plans that are registered under the Income Tax Act and applicable provincial pension acts; and

•	nonregistered — plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts.
We also offer retiree medical and life insurance plans in the U.S. and Canada. These plans are referred to as other postretirement benefit plans in the following disclosures.
Employee Eligibility and Accounting
The Pension and Other Postretirement Benefit Plans section of Note 1: Summary of Significant Accounting Policies provides information about employee eligibility for pension plans and postretirement health care and life insurance benefits, as well as how we account for the plans and benefits. See "Effects of Significant Transactions and Events" below for changes to eligibility in the pension and other postretirement benefit plans.
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
Amendments of Pension and Other Postretirement Benefit Plans for Salaried Employees
Pension Benefit Plan Amendments
During fourth quarter 2011, we ratified an amendment to the Weyerhaeuser Pension Plan that eliminated the Retiree Medical Enhancement for active employees effective July 1, 2012. This change reduced the Plan's projected benefit obligation by $16 million. This change was announced to affected participants during January 2012.
Effective December 31, 2010, the Weyerhaeuser Company Retirement Plan for Hourly Rated Employees was merged into the Weyerhaeuser Company Retirement Plan for Salaried Employees resulting in the Weyerhaeuser Pension Plan. There were no changes to the provisions as a result of the plan merger.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 62

During third quarter 2009, we announced changes to the Weyerhaeuser Company Retirement Plan for Salaried Employees for service earned on and after January 1, 2010. The changes included a reduced pension benefit, changes in how benefits payable before age 65 are determined and a change from a single lump sum optional form of payment to an option for seven equal annual installments. There were no changes in the plan’s projected benefit obligation (PBO) for the 2009 plan year as a result of these changes. However, there was a change to the plan’s minimum benefit, which increased for all years of service including those earned prior to January 1, 2010. This change did not have a significant effect on the plan’s PBO, but the change was reflected in the PBO at December 31, 2009 and prior service cost was established as of December 31, 2009. All of the changes affected net periodic pension benefit credits (costs) and required funding beginning in 2010.
Postretirement Medical and Life Insurance Benefit Plan Amendments
During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain medical and life insurance benefits that were available to both past and present employees. The changes included the elimination of the Pre-Medicare Plan II company subsidy for those not enrolled as of July 1, 2012, and eliminated the Post-Medicare Health Reimbursement Account (HRA) for those not enrolled or Medicare eligible, if enrolled, as of July 1, 2012. These changes resulted in a $108 million reduction in the company's postretirement liability as of December 31, 2011. These changes were announced to affected participants during January 2012.
During third quarter 2010, we made changes to our postretirement medical plan for certain retirees in the U.S. Specifically, Medicare eligible retirees will be covered by a Health Reimbursement Account (HRA) as of January 1, 2011. The HRA will allow these retirees to purchase coverage through a healthcare exchange, and will provide additional options for coverage. As a result of this plan change, the company will not be receiving a Medicare Part D subsidy for plan years beginning on or after January 1, 2011. The loss of Medicare Part D subsidy is considered in the calculation of the net prior service credit of $3 million resulting from the plan change. This amount will be amortized into the net periodic benefit costs (credits) over the life expectancy of the affected plan participants.
During third quarter 2009, amendments were approved for our postretirement medical and life insurance benefits for certain retirees and employees covered by plans in Canada. The changes to the Canadian plans included a decrease in the amounts paid for postretirement medical and life insurance for certain retirees and employees. As a result of the plan changes, the plans’ liabilities were re-measured at August 31, 2009. The remeasurement and the annual remeasurement at January 1, 2009 reduced the unrecognized gain by $19 million. The plan changes also generated an unrecognized prior service credit of $97 million which will be amortized into net periodic benefit costs (credits) over the remaining future service years of plan members.
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
Restructuring Activities
The information that is provided in this footnote is affected by restructuring activities that occurred in 2011, 2010 and 2009.
2011 Restructuring
The 2011 curtailments and special termination benefits are related to involuntary terminations due to company-wide restructuring activities, and the sale of our hardwoods and Westwood Shipping Lines operations. The total curtailment charge for U.S. pension plans was $9 million. In addition, we recognized a $3 million settlement charge for a Canadian pension plan in fourth quarter 2011. There were no curtailment charges or credits to the U.S. or Canadian postretirement plans.
Termination benefits were provided under the pension plan in the U.S. for those terminated employees who were not yet eligible to retire but whose age plus service was at least 65 and had at least ten years of service (Rule of 65). Special termination charges were $6 million.
2010 Restructuring
The 2010 curtailments and special termination benefits are related to involuntary terminations due to company-wide restructuring activities, the closure of Wood Products facilities and the sale of five short line railroads. The total curtailment charge for U.S. pension plans was $5 million. There were no curtailment charges or credits to the Canadian pension plans, or the U.S. or Canadian postretirement plans.
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
Midyear Remeasurement of Assets and Liabilities
Our pension and other postretirement benefit plans are only remeasured at fiscal year-end unless a significant event occurs that requires remeasurement of the assets or liabilities at an interim date. There were no significant events that triggered remeasurement in 2011 and 2010.
During 2009, the following events required interim remeasurements:

•	The amendment to the other postretirement benefit plans for certain retirees in the U.S. required remeasurement of the plans’ liabilities as of November 30, 2009.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 63

•	The amendment to the other postretirement benefit plans for certain retirees and employees in Canada required remeasurement of the plans’ liabilities as of August 31, 2009.

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
Receivable From Pension Trust
During 2009 and 2008, there was a high volume of lump sum distributions from our U.S. qualified pension plans. Retirement-eligible employees whose employment with the company terminated in connection with the sale of our Containerboard, Packaging and Recycling business or corporate restructuring activities could elect to receive their pension benefit as a lump sum distribution if permitted in accordance with the plans’ provisions. In addition, market events in late 2008 and early 2009 adversely affected liquidity. For instance, many of the funds in which plan assets are invested changed their redemption terms which delayed some of the pension trusts’ cash receipts. To avoid liquidating assets at depressed prices and, as permitted by law, we elected to provide $285 million of short-term liquidity to the U.S. pension trust through short-term loans. These short-term loans were made in 2008 and first quarter 2009. The pension trust repaid $139 million in fourth quarter 2009 and the remaining $146 million in 2010.
FUNDED STATUS OF PLANS WE SPONSOR
The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year.
Changes in Projected Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2011	2010	2011	2010
Reconciliation of projected benefit obligation:
Projected benefit obligation beginning of year	$5,267	$4,759	$496	$591
Service cost	48	44	2	2
Interest cost	276	278	24	24
Plan participants’ contributions	—	—	19	26
Actuarial (gains) losses	611	458	29	(78)
Foreign currency exchange rate changes	(15)	44	(1)	4
Benefits paid (includes lump sum settlements)	(338)	(332)	(59)	(73)
Plan amendments	(14)	9	(108)	(3)
Special termination benefits	6	5	—	—
Plan assumptions in connection with an acquisition	—	2	—	3
Projected benefit obligation at end of year	$5,841	$5,267	$402	$496
Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2011	2010	2011	2010
Fair value of plan assets at beginning of year (estimated)	$4,773	$4,159	$—	$—
Adjustment for final fair value of plan assets	138	166	—	—
Actual return on plan assets	49	515	—	—
Foreign currency exchange rate changes	(11)	32	—	—
Employer contributions	103	233	40	47
Plan participants’ contributions	—	—	19	26
Benefits paid (includes lump sum settlements)	(338)	(332)	(59)	(73)
Fair value of plan assets at end of year (estimated)	$4,714	$4,773	$—	$—

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 64

Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2011	2010	2011	2010
Noncurrent assets	$1	$—	$—	$—
Current liabilities	(21)	(20)	(42)	(45)
Noncurrent liabilities	(1,107)	(474)	(360)	(451)
Funded status	$(1,127)	$(494)	$(402)	$(496)
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
The values reported for our pension plan assets at the end of 2011 and 2010 were estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We increased the fair value of plan assets by $138 million to reflect final valuations as of December 31, 2010.
During 2011, we contributed $78 million to our Canadian registered plan and $25 million to our nonqualified and nonregistered plans.
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
Changes in Amounts Included in Cumulative Other Comprehensive Income

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2011	2010	2011	2010
Net amount at beginning of year	$(1,258)	$(1,080)	$45	$24
Net change during the year:
Net actuarial gain (loss):
Net actuarial gain (loss) arising during the year, including foreign currency exchange rate changes	(837)	(250)	(22)	78
Amortization of net actuarial loss	140	61	13	11
Taxes	240	1	3	(67)
Net actuarial gain (loss), net of tax	(457)	(188)	(6)	22
Prior service credit (cost):
Prior service credit (cost) arising during the year	14	(9)	116	7
Amortization of prior service (credit) cost	23	23	(22)	(21)
Taxes	(15)	(4)	(34)	13
Prior service credit (cost), net of tax	22	10	60	(1)
Net amount recorded during the year	(435)	(178)	54	21
Net amount at end of year	$(1,693)	$(1,258)	$99	$45
During 2010, we reversed net tax benefits related to pension and other postretirement benefit loss and prior service credit not yet recognized in earnings by $43 million as a result of our conversion to a REIT. We also reduced our estimated tax rate, which increased actuarial net losses and prior service credit, net of tax by $34 million.
Accumulated Benefit Obligations Greater Than Plan Assets
As of December 31, 2011, pension plans with accumulated benefit obligations greater than plan assets had:

•	$5.8 billion in projected benefit obligations,

•	$5.7 billion in accumulated benefit obligations and

•	assets with a fair value of $4.7 billion.
As of December 31, 2010, pension plans with accumulated benefit obligations greater than plan assets had:

•	$1.1 billion in projected benefit obligations,

•	$1.0 billion in accumulated benefit obligations and

•	assets with a fair value of $639 million.
The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$5.7 billion at December 31, 2011; and

•	$5.1 billion at December 31, 2010.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 65

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
Swaps and other derivative instruments generally are comprised of swaps, futures, forwards or options. In accordance with our investment risk and return objectives, some of these instruments are utilized to achieve target equity and bond asset exposure or to reduce exposure to certain market risks or to help manage the liquidity of our investments. The resulting asset mix achieved is intended to allow the assets to perform comparably with established benchmarks. Others, mainly total return swaps with limited exchange of principal, are designed to gain exposure to the return characteristics of specific financial strategies.
All swap, forward and option contracts are executed in a diversified manner through a number of financial institutions and in accordance with our investment guidelines.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 66

Managing Risk
Investments and contracts, in general, are subject to risk, including market price, liquidity, currency, interest rate and credit risks. We have established governance practices to manage certain risks. The following provides an overview of these risks and describes actions we take to mitigate the potential adverse effects of these risks on the performance of our pension plan assets. Generally, we manage these risks through:

•	selection and diversification of managers and strategies,

•	use of limited-liability vehicles,

•	diversification and

•	constraining risk profiles to predefined limits on the percentage of pension trust assets that can be invested in certain categories.
Market price risk is the risk that the future value of a financial instrument will fluctuate as a result of changes in its market price, whether caused by factors specific to the individual investment, its issuer, or any other market factor that may affect its price. We attempt to mitigate market price risk on the company’s pension plan asset portfolios by investing in a diversified set of assets whose returns exhibit low correlation to those of traditional asset classes and each other. In addition, we and our investment advisers monitor the investments on a regular basis to ensure the decision to invest in particular assets continues to be suitable, including performing ongoing qualitative and quantitative assessments and comprehensive investment and operational due diligence. Special attention is paid to organizational changes made by the underlying fund managers and to changes in policy relative to their investment objectives, valuation, hedging strategy, degree of diversification, leverage, alignment of fund principles and investors, risk governance and costs.
Liquidity risk is the risk that the pension trusts will encounter difficulty in meeting obligations associated with their financial liabilities. Our financial obligations as they relate to the pension plans may consist of distributions and redemptions payable to pension plan participants, payments to counterparties and fees to service providers. As established, pension plan assets primarily consist of investments in limited liability pools for which there is no active secondary market. As a result, the investments may be illiquid. Further, hedge funds are subject to potential restrictions that may affect the timing of the realization of pending redemptions. Private equity funds are subject to distribution and funding schedules that are set by the private equity funds’ respective managers and market activity. To mitigate liquidity risk on the company’s pension plan asset portfolios, the hedge fund portfolios have been diversified across manager’s strategies and funds that possess varying liquidity provisions and the private equity portfolios have been diversified across different vintage years and strategies. In addition, the investment committee regularly reviews cash flows of the pension trusts and sets appropriate guidelines to address liquidity needs.
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
Credit risk relates to the extent to which failures by counterparties to discharge their obligations could reduce the amount of future cash flows on hand at the balance sheet date. The pension trusts’ exposure to counterparty credit risk is reflected as settlement receivables from derivative contracts within the pension plan assets. In evaluating credit risk, we will often be dependent upon information provided by the counterparty or a rating agency, which may be inaccurate. We decrease exposure to credit risk by only dealing with highly-rated financial counterparties, and as of year-end, our counterparties each had a credit rating of at least A from Standard and Poor’s.
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
Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2011	DECEMBER 31, 2010
Fixed income	11.5%	16.4%
Hedge funds	51.9	48.0
Private equity and related funds	35.1	33.1
Real estate and related funds	2.1	2.5
Common and preferred stock and equity index instruments	—	0.4
Accrued liabilities	(0.6)	(0.4)
Total	100.0%	100.0%

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 67

For our nonregistered plans, we invest 50 percent of the funds we contribute to our nonregistered pension plans. Under Canadian tax rules for Retirement Compensation Arrangements, the other 50 percent is allocated to a noninterest-bearing refundable tax account held by the Canada Revenue Agency. We have invested the assets that we are allowed to manage as follows:

	DECEMBER 31, 2011	DECEMBER 31, 2010
Equities	23.0%	44.0%
Cash and cash equivalents	77.0	56.0
Total	100.0%	100.0%
Valuation of Our Plan Assets
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
The pension assets are comprised of cash and short-term investments, derivative contracts, common and preferred stock and fund units. The fund units are typically limited liability interests in hedge funds, private equity funds, real estate funds and cash funds. Each of these assets participates in its own unique principal market.
Cash and short-term investments, when held directly, are valued at cost.
Common and preferred stocks are valued at exit prices quoted in the public markets.
Derivative contracts held by our pension trusts are not publicly traded and each derivative contract is specifically negotiated with a unique financial counterparty and references either illiquid fund units or a unique number of synthetic units of a publicly reported market index. The derivative contracts are valued based upon valuation statements received from the financial counterparties. We review embedded calculations in the valuation statements and compare referenced values to external sources.
Fund units are valued based upon the net asset values of the funds which we believe represent the per-unit prices at which new investors are permitted to invest and the prices at which existing investors are permitted to exit. To the degree net asset values as of the end of the year have not been received, we use the most recently reported net asset values and adjust for market events and cash flows that have occurred between the interim date and the end of the year to estimate the fair values as of the end of the year.
Assets that do not have readily available quoted prices in an active market require a higher degree of judgment to value and have a higher degree of risk that the value that could have been realized upon sale as of the valuation date could be different from the reported value than assets with observable pricing inputs. It is possible that the full extent of market price, liquidity, currency, interest rate, or credit risks may not be fully factored into the fair values of our pension plan assets that use significant unobservable inputs. Approximately $4.2 billion, or 89 percent, of our pension plan assets were classified as Level 3 assets as of December 31, 2011.
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year, and market events. When the difference are significant, we revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values received after we have filed our annual report on Form 10-K. We increased the fair value of pension assets in the second quarter of 2011 by $138 million, or 2.9 percent.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 68

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS
2011	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$470	$71	$—	$541
Hedge funds	—	—	2,436	2,436
Private equity and related funds	—	2	1,649	1,651
Real estate and related funds	—	—	96	96
Common and preferred stock and equity index instruments	1	1	—	2
Total pension trust investments	$471	$74	$4,181	$4,726
Accrued liabilities, net				(27)
Pension trust net assets				$4,699
Canadian nonregistered plan assets:
Cash	$12	$—	$—	$12
Investments	3	—	—	3
Total Canadian nonregistered plan assets	$15	$—	$—	$15
Total plan assets				$4,714

DOLLAR AMOUNTS IN MILLIONS
2010	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$711	$68	$—	$779
Hedge funds	—	—	2,284	2,284
Private equity and related funds	—	(4)	1,575	1,571
Real estate and related funds	—	—	120	120
Common and preferred stock and equity index instruments	2	17	—	19
Total pension trust investments	$713	$81	$3,979	$4,773
Accrued liabilities, net				(16)
Pension trust net investments				$4,757
Canadian nonregistered plan assets:
Cash	$11	$—	$—	$11
Investments	5	—	—	5
Total Canadian nonregistered plan assets	$16	$—	$—	$16
Total plan assets				$4,773
A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	INVESTMENTS
	Hedge funds	Private equity and related funds	Real estate and related funds	Total
Balance as of December 31, 2009	$2,320	$1,473	$122	$3,915
Net realized gains	161	146	10	317
Net change in unrealized appreciation (depreciation)	317	120	(1)	436
Net purchases, (sales) and (settlements)	(514)	(164)	(11)	(689)
Balance as of December 31, 2010	2,284	1,575	120	3,979
Net realized gains (losses)	95	(6)	—	89
Net change in unrealized appreciation (depreciation)	(180)	122	(21)	(79)
Net purchases, (sales) and (settlements)	237	(42)	(3)	192
Balance as of December 31, 2011	$2,436	$1,649	$96	$4,181

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 69

This table shows the fair value of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Equity index instruments	$1	$17
Forward contracts	2	(4)
Swaps	220	315
Total	$223	$328

This table shows the aggregate notional amount of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Equity index instruments	$390	$393
Forward contracts	208	221
Swaps	1,291	1,220
Total	$1,889	$1,834
ACTIVITY OF PLANS WE SPONSOR
Net Periodic Benefit Costs (Credits)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2011	2010	2009	2011	2010	2009
Net periodic benefit cost (credit):
Service cost (1)	$48	$44	$56	$2	$2	$2
Interest cost	276	278	275	24	24	38
Expected return on plan assets	(421)	(448)	(472)	—	—	—
Amortization of actuarial loss	136	61	29	13	11	16
Amortization of prior service cost (credit)	14	18	19	(22)	(21)	(101)
Recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures (1)	18	10	112	—	—	8
Other	—	—	—	4	—	—
Net periodic benefit cost (credit)	$71	$(37)	$19	$21	$16	$(37)
(1) Service cost includes $2 million in 2011 and $3 million in 2010 for employees that were part of the sale of our hardwoods operations. Curtailment and special termination benefits includes charges of $11 million in 2011 related to the sale of our hardwoods and Westwood Shipping Lines operations. These charges are included in our results of discontinued operations.

Estimated Amortization from Cumulative Other Comprehensive Income in 2012
Amortization of the net actuarial loss and prior service cost (credit) of our pension and postretirement benefit plans will affect our other comprehensive income in 2012. The net effect of the estimated amortization will be an increase in net periodic benefit costs or a decrease in net periodic benefit credits in 2012.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	POSTRETIREMENT	TOTAL
Net actuarial loss	$170	$15	$185
Prior service cost (credit)	8	(126)	(118)
Net effect cost (credit)	$178	$(111)	$67
Expected Pension Funding
Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.
Based on estimated year-end asset values and projections of plan liabilities, we expect to contribute the following to pension plans during 2012:

•	approximately $60 million to our U.S. qualified pension plan for 2012, which is payable by September 15, 2013;

•	approximately $20 million to our U.S. nonqualified pension plans; and

•	approximately $83 million for required contributions to our Canadian registered and nonregistered pension plans.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 70

Expected Postretirement Benefit Funding
Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from our general assets as they come due. Except for benefits provided to certain unionized employees, we retain the right to terminate other postretirement benefits. We expect to contribute approximately $42 million to our U.S. and Canadian other postretirement benefit plans in 2012, including approximately $10 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2012	$317	$42
2013	$323	$39
2014	$331	$36
2015	$337	$34
2016	$347	$32
2017-2021	$1,848	$140
ACTUARIAL ASSUMPTIONS
We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs.
Rates We Use in Estimating Our Benefit Obligations
We use assumptions to estimate our benefit obligations that include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;

•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and

•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.
Discount Rates and Rates of Compensation Increase Used in Estimating Our Pension and Other Postretirement Benefit Obligation

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011	DECEMBER 31, 2010
Discount rates:
U.S.	4.50%	5.40%	4.10%	5.00%
Canada	4.90%	5.30%	4.80%	5.20%
Lump sum distributions (US salaried and nonqualified plans only) (1)	Variable	Variable	N/A	N/A
Rate of compensation increase:
Salaried:
United States	2.00% for 2011 2.00% for 2012 and 3.5% thereafter	1.75% for 2010 2.00% for 2011 and 3.5% thereafter	N/A	N/A
Canada	2.00% for 2011 2.10% for 2012 and 3.5% thereafter	1.75% for 2010 2.00% for 2011 and 3.5% thereafter	2.00% for 2011 2.10% for 2012 and 3.5% thereafter	3.50%
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	N/A	N/A
Election of lump sum or installment distributions (US salaried and nonqualified plans only)	60.00%	65.00%	N/A	N/A
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 71

Rates Used to Estimate Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2011	2010	2009	2011	2010	2009
Discount rates:
U.S. (1)	5.40%	5.90%	6.30%	5.00%	5.20%	6.30%
Salaried – lump sum distributions (U.S. salaried and nonqualified plan only) (2)	PPA phased Table	PPA phased Table	PPA phased Table	N/A	N/A	N/A
Remeasurement:
Salaried settlement at August 31, 2009			6.10%
Remeasurement for elimination of life insurance for certain salaried retirees on November 30, 2009						5.60%
Canada	5.30%	6.10%	7.30%	5.20%	6.00%	7.30%
Remeasurement:
Rate after August 31, 2009 remeasurement for postretirement plan changes						5.90%
Expected return on plan assets:
Qualified/registered plans	9.50%	9.50%	9.50%
Nonregistered plans (Canada only)	4.75%	4.75%	4.75%
Rate of compensation increase:
Salaried
U.S.	2.00% for 2011 3.50% thereafter	1.75% for 2010 3.50% thereafter	0% for 2009 3.50% thereafter	N/A	N/A	N/A
Canada	2.00% for 2011 3.50 thereafter	1.75% for 2010 3.50% thereafter	0% for 2009 3.50% thereafter	2% for 2011 3.50% thereafter	3.50%	3.50%
Hourly:
U.S.	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	3.25%	N/A	N/A	N/A
Election of lump sum distributions (U.S. salaried and nonqualified plans only)	65.00%	72.00%	75.00%	N/A	N/A	N/A
(1) 2009 rate is for salaried and hourly employees, excluding settlements and elimination of retiree life for certain salaried retirees.
(2) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2012.

Expected Return on Plan Assets
We estimate the expected long-term return on assets for our:

•	qualified and registered pension plans and

•	nonregistered plans.
Qualified and Registered Pension Plans. We reduced our expected long-term rate of return assumption for plan assets to 9.0 percent at the end of 2011. The revised rate will affect the amount of net periodic benefit costs that we record in 2012. The rate is comprised of:

•	a 7.75 percent assumed return from direct investments and

•	a 1.25 percent assumed return from derivatives.
Determining our expected return:

•	requires a high degree of judgment,

•	uses our historical fund returns as a base and

•	places added weight on more recent pension plan asset performance.
Over the 27 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.8 percent net compound annual return rate.
Based on valuations received as of year-end, our total actual return on assets held by our pension trusts for the registered and qualified plans was a gain of approximately $49 million in 2011.
These trusts fund our qualified, registered and a portion of our nonregistered pension plans.
Actual Returns (Losses) on Assets Held by Our Pension Trusts

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Direct investments	$48	$362	$525
Derivatives	1	153	166
Total	$49	$515	$691

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 72

Nonregistered plans. Canadian tax rules require that 50 percent of the assets for nonregistered plans go to a noninterest-bearing refundable tax account. As a result, the return we earn investing the other 50 percent is spread over 100 percent of the assets.
Our expected long-term annual rate of return on the equity portion of this portfolio — the portion we are allowed to invest and manage — is 7 percent. We base that expected rate of return on:

•	historical experience and

•	future return expectations.
We reduced the expected overall annual return on assets that fund our nonregistered plan to 3.5 percent at the end of 2011. The revised rate will affect the amount of net periodic benefit costs that we record in 2012.
HEALTH CARE COSTS
Rising costs of health care affect the costs of our other postretirement plans.
Health Care Cost Trend Rates
We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. In 2011, the assumed weighted health care cost trend rate for the next year was:

•	6.8 percent in the U.S. and

•	7.3 percent in Canada.
This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.
Assumptions We Use in Estimating Health Care Benefit Costs

	2011		2010
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	6.80%	7.30%	8.00%	7.50%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2030	2030	2030
A 1 percent change in our assumed health care cost trend rates can affect our accumulated benefit obligations.
Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 31, 2011 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated postretirement benefit obligation	$12	$(11)
UNION-ADMINISTERED MULTIEMPLOYER BENEFIT PLANS
We contribute to multiemployer defined benefit plans under the terms of collective-bargaining agreements that cover some of our union-represented employees.
The U.S. plans are established to provide retirement income for eligible employees who meet certain age and service requirements at retirement. The benefits are generally based on:

•	a percentage of the employer contributions paid into the plan on the eligible employee's behalf or

•	a formula considering an eligible employee's service, the total contributions paid on their behalf plus a benefit based on the value of an eligible employee's account.
The Canadian plan is a negotiated cost defined benefit plan. The plan is established to provide retirement income for members based on their number of years of service in the industry, and the benefit rate that applied to that service.

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If we choose to stop participating in some of the multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

As of December 31, 2011, these plans covered approximately 1,330 of our employees
Our contributions were approximately:

•	$4 million in 2011,

•	$4 million in 2010 and

•	$3 million in 2009.
There have been no significant changes that affect the comparability of the 2011, 2010 and 2009 contributions. None of our contributions exceeded more than five percent of any plan's total contributions during 2011, 2010 and 2009.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 73

DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$19 million in 2011,

•	$12 million in 2010 and

•	$15 million in 2009.
Effective May 1, 2009, the company match for the salaried defined contribution plan was temporarily suspended. The suspension was lifted in July 2010.

NOTE 9: VARIABLE INTEREST ENTITIES
This note provides details about:

•	Forest Products special-purpose entities (SPEs) and

•	Real Estate variable interest entities (VIEs).
FOREST PRODUCTS SPECIAL PURPOSE ENTITIES
From 2002 through 2004, Forest Products sold certain nonstrategic timberlands in five separate transactions. We are the primary beneficiary and consolidate the assets and liabilities of certain monetization and buyer-sponsored SPEs involved in these transactions. We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetization SPEs. However, because these SPEs are distinct legal entities:

•	Assets of the SPEs are not available to satisfy our liabilities or obligations.

•	Liabilities of the SPEs are not our liabilities or obligations.
Our Consolidated Statement of Operations includes:

•	Interest expense on SPE debt of:
– $31 million in 2011,
– $32 million in 2010 and
– $33 million in 2009.

•	Interest income on SPE investments of:
– $34 million in 2011,
– $34 million in 2010 and
– $36 million in 2009.
Sales proceeds paid to buyer-sponsored SPEs were invested in restricted bank financial instruments with a balance of $909 million as of December 31, 2011. The weighted average interest rate was 3.81 percent during 2011 and 2010. Maturities of the bank financial instruments at the end of 2011 were:

•	$110 million in 2012,

•	$184 million in 2013,

•	$253 million in 2019 and

•	$362 million in 2020.
The long-term debt of our monetization SPEs was $767 million as of December 31, 2011, and $764 million as of December 31, 2010. The weighted average interest rate was 4.15 percent during 2011 and 2010. Maturities of the debt at the end of 2011 were:

•	$96 million in 2012,

•	$160 million in 2013,

•	$209 million in 2019 and

•	$302 million in 2020.
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
Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report deferred tax gains on our income tax return. In the event that proceeds from the bank financial instruments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2011, our net equity in the five SPEs was approximately $140 million and the deferred tax liability was estimated to be approximately $277 million.
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
As of the end of 2011 and 2010, our non-refundable option deposits to VIEs and capitalized pre-acquisition costs on assets under option from VIEs were not significant.

NOTE 10: REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE
Carrying Value of Our Real Estate in Process of Development and for Sale

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Dwelling units	$206	$215
Residential lots	$261	$289
Commercial acreage and acreage for sale	$88	$13
Total	$555	$517
HOW WE ACCOUNT FOR OUR REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE
Real estate in process of development and for sale is stated at cost unless events and circumstances trigger an impairment review. More information about real estate asset impairments can be found in Note 18: Charges for Restructuring, Closures and Asset Impairments.

NOTE 11: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	December 31, 2011	December 31, 2010
Wages, salaries and severance pay	$136	$165
Pension and postretirement	63	65
Vacation pay	44	50
Income taxes	13	65
Taxes – Social Security and real and personal property	29	28
Interest	99	110
Customer rebates and volume discounts	54	63
Deferred income	59	51
Other	96	137
Total	$593	$734

NOTE 12: LINES OF CREDIT
This note provides details about our:

•	lines of credit and

•	other letters of credit and surety bonds.
OUR LINES OF CREDIT
During June 2011, we entered into a new $1 billion 4-year revolving credit facility that expires June 2015. This replaces a $1 billion revolving credit facility that was set to expire December 2011. Conditions of the line of credit include the following:

•	The entire amount is available to Weyerhaeuser Company.

•	$50 million of the amount is available to Weyerhaeuser Real Estate Company (WRECO).

•	Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowing of the other.
Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2011, there were no borrowings outstanding under the facility.
As of December 31, 2011, Weyerhaeuser Company and WRECO were in compliance with the credit facility covenants.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 74

OTHER LETTERS OF CREDIT AND SURETY BONDS
The amounts of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	FOREST PRODUCTS		REAL ESTATE
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011	DECEMBER 31, 2010
Letters of credit	$44	$29	$11	$11
Surety bonds	$166	$166	$264	$297
Our compensating balance requirements for our letters of credit were $40 million as of December 31, 2011.

NOTE 13: LONG-TERM DEBT
This note provides details about:

•	Forest Products long-term debt and the portion due within one year,

•	Real Estate long-term debt and the portion due within one year and

•	long-term debt maturities.
Our long-term debt includes notes, debentures, revenue bonds and other borrowings. The following table lists Forest Products’ long-term debt, which includes Weyerhaeuser Company debt, by types and interest rates at the end of our last two years and includes the current portion.
Forest Products Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
6.75% notes due 2012	$—	$518
7.50% debentures due 2013	156	156
7.25% debentures due 2013	129	129
6.95% debentures due 2017	281	281
7.00% debentures due 2018	62	62
7.375% notes due 2019	500	500
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	191
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Industrial revenue bonds, rates from 6.7% to 6.8%, due 2022	88	88
Medium-term notes, rates from 6.6% to 7.3%, due 2012–2013	67	67
Other	1	1
	4,198	4,716
Less unamortized discounts	(5)	(6)
Total	$4,193	$4,710
Portion due within one year	$12	$—
In addition to repaying debt that was scheduled to mature, we repaid approximately $518 million, $572 million and $367 million of long-term debt during the years ended December 31, 2011, 2010 and 2009, respectively. Included in our net interest expense, Weyerhaeuser recognized pretax charges in 2011, 2010 and 2009 of $26 million, $50 million and $28 million, respectively, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 75

Real Estate Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Notes payable, unsecured; weighted average interest rates are approximately 5.6%, due 2012-2027	$285	$350
Portion due within one year	$176	$33
In addition to repaying debt that was scheduled to mature, we repaid approximately $32 million of long-term debt during the year ended December 31, 2011.
Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2016

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011
	FOREST PRODUCTS	REAL ESTATE
Long-term debt maturities:
2012	$12	$176
2013	$340	$69
2014	$—	$15
2015	$—	$—
2016	$—	$—
Thereafter	$3,846	$25

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS
This note provides information about the fair value of our:

•	debt and

•	other financial instruments.
FAIR VALUE OF DEBT
The estimated fair values and carrying values of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011		DECEMBER 31, 2010
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,193	$4,579	$4,710	$5,029
Real Estate	$285	$291	$350	$360
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach — based on quoted market prices we received for the same types and issues of our debt; or

•	income approach — based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 76

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
Current Year Claim
On April 25, 2011, a complaint was filed in the United States District Court for the Western District of Washington on behalf of a person alleged to be a participant in the company’s U.S. Retirement Plan for salaried employees. The complaint alleges violations of the Employee Retirement Security Act (ERISA) with respect to the management of the plan’s assets and seeks certification as a class action. The company believes that its pension plans have been consistently managed in full compliance with established fiduciary standards and is vigorously contesting the claim. The Company is seeking to have the case dismissed.
ENVIRONMENTAL MATTERS
Our environmental matters include:

•	site remediation and

•	asset retirement obligations.
Site Remediation
Under the Comprehensive Environmental Response, Compensation and Liability Act — commonly known as the Superfund — and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites and

•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.
Our established reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are responsible.
Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2010	$29
Reserve charges and adjustments, net	12
Payments	(7)
Reserve balance as of December 31, 2011	$34
Total active sites as of December 31, 2011	53
Reserve charges in 2011 include $11 million related to discontinued operations.
We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.
Estimates. We believe it is reasonably possible — based on currently available information and analysis — that remediation costs for all identified sites may exceed our reserves by up to $90 million.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 77

Changes in the Reserve for Asset Retirement Obligations

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2010	$66
Reserve charges and adjustments, net	9
Payments	(10)
Reserve balance as of December 31, 2011	$65
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
Guarantees
We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease — which expires in 2023 — are $19 million.
Our Real Estate segment has guaranteed buyer/lessee performance on ground leases that we sold. Future payments on the leases — which expire in 2041 — are $13 million.
Purchase Obligations
Our purchase obligations as of December 31, 2011 were:

•	$63 million in 2012,

•	$31 million in 2013,

•	$31 million in 2014,

•	$9 million in 2015,

•	$2 million in 2016 and

•	$7 million beyond 2016.
Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding,

•	specify all significant terms and

•	cannot be canceled without penalty.
The terms include:

•	fixed or minimum quantities to be purchased;

•	fixed, minimum or variable price provisions; and

•	an approximate timing for the transaction.
Our purchase obligations include items such as:

•	stumpage and log purchases,

•	energy and

•	other service and supply contracts.
Operating Leases
Our rent expense was:

•	$47 million in 2011,

•	$55 million in 2010 and

•	$92 million in 2009.
We have operating leases for:

•	various equipment — including logging equipment, lift trucks, automobiles and office equipment;

•	office and wholesale space;

•	model homes; and

•	real estate ground lease.
Commitments
Our operating lease commitments as of December 31, 2011 were:

•	$35 million in 2012,

•	$29 million in 2013,

•	$22 million in 2014,

•	$13 million in 2015,

•	$11 million in 2016 and

•	$108 million beyond 2016.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 78

Operating lease commitments have not been reduced by minimum sublease rental income of $65 million that is due in future periods under noncancellable sublease agreements. These commitments include a lease that has commitment increases based on a consumer price index built into the agreement. These lease commitment increases are not included in the figures above.

NOTE 16: SHAREHOLDERS’ INTEREST
This note provides details about:

•	preferred and preference shares,

•	common shares,

•	Special Dividend,

•	share-repurchase programs, and

•	cumulative other comprehensive loss.
PREFERRED AND PREFERENCE SHARES
We had no preferred or preference shares outstanding at the end of 2011 or 2010.
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
COMMON SHARES
We had 536 million shares of common stock outstanding at year-end 2011.
The number of common shares we have outstanding changes when:

•	new shares are issued,

•	stock options are exercised,

•	restricted stock units vest,

•	shares are tendered,

•	shares are repurchased or

•	shares are canceled.
Reconciliation of Our Common Share Activity

IN THOUSANDS
	2011	2010	2009
Outstanding at beginning of year	535,976	211,359	211,289
Stock options exercised	2,199	133	1
Issued for restricted stock units	540	165	135
Issued as part of Special Dividend	—	324,319	—
Repurchased	(2,290)	—	(66)
Outstanding at end of year	536,425	535,976	211,359
SPECIAL DIVIDEND
To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions, as a “Special Dividend.” On September 1, 2010, we paid a dividend of $5.6 billion which included the Special Dividend and the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The aggregate amount of cash distributed was $560 million and the number of common shares issued was approximately 324 million. Due to differences between book and tax earnings, the amount of the Special Dividend exceeded our book retained earnings. For book accounting purposes, the reduction in our retained earnings was limited to the outstanding balance of our retained earnings at the time of distribution. More information about the REIT conversion can be found in Note 1: Summary of Significant Accounting Policies.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 79

OUR SHARE REPURCHASE PROGRAMS
During 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our board of directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During 2011, we repurchased 1,089,824 shares of common stock for $17 million under the 2011 program. As of December 31, 2011, we had remaining authorization of $233 million for future share repurchases.
During 2009, we repurchased 66,691 shares of common stock for $2 million under the 2008 stock repurchase program. All common stock purchases under both programs were made in open-market transactions.
CUMULATIVE OTHER COMPREHENSIVE LOSS
The components of our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Foreign currency translation adjustments	$411	$419
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,821)	(1,358)
Prior service credit not yet recognized in earnings	227	145
Unrealized gains on available-for-sale securities	4	3
Total	$(1,179)	$(791)
More information about the changes in net pension and other postretirement benefit loss not yet recognized in earnings and prior service credit not yet recognized in earnings can be found in Note 8: Pension and Other Postretirement Benefit Plans.

NOTE 17: SHARE-BASED COMPENSATION
Share-based compensation expense was:

•	$25 million in 2011,

•	$24 million in 2010 and

•	$26 million in 2009.
This note provides details about:

•	our Long-Term Incentive Compensation Plan,

•	how we account for share-based awards,

•	tax benefits of share-based awards,

•	types of share-based compensation and

•	unrecognized share-based compensation.
OUR LONG-TERM INCENTIVE COMPENSATION PLAN
Our Long-Term Incentive Compensation Plan (the Plan) provides for share-based awards that include:

•	stock options,

•	stock appreciation rights,

•	restricted stock,

•	restricted stock units,

•	performance shares and

•	performance share units.
We may issue future grants of up to 11,714,621 shares under the Plan. We also have the right to reissue forfeited and expired grants.
For stock options and stock appreciation rights:

•	An individual participant may receive a grant of up to 1,327,093 shares in any one calendar year.

•	The exercise price is required to be the market price on the date of the grant.
For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	An individual participant may receive a grant of up to 540,584 shares annually.

•	The maximum aggregate number of shares that may be issued as grants is 9.2 million shares.
The compensation committee of our board of directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.
For stock-settled awards, we:

•	issue new stock into the marketplace and

•	generally do not repurchase shares in connection with issuing new awards.
Our common shares would increase by approximately 45 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2011 under the Plan;

•	all options outstanding at December 31, 2011 under earlier plans; and

•	all remaining options, restricted stock units, and performance share units that could be granted under the Plan.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 80

HOW WE ACCOUNT FOR SHARE-BASED AWARDS
We:

•	use a fair-value-based measurement for share-based awards, and

•	recognize the cost of share-based awards in our consolidated financial statements.
We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.

•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.
In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.
TAX BENEFITS OF SHARE-BASED AWARDS
Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$6 million in 2011,

•	$4 million in 2010 and

•	$9 million in 2009.
Tax benefits for share-based awards are accrued as stock compensation expense is recognized in the Consolidated Statement of Operations. Tax benefits on share-based awards are realized when:

•	restricted shares and restricted share units vest,

•	performance shares and performance share units vest,

•	stock options are exercised and

•	stock appreciation rights are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We report the excess tax benefit as financing cash inflows rather than operating cash inflows. We had excess tax benefits of $2 million in 2011 and none in 2010 or 2009.
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
The Details
Our stock options generally:

•	vest over four years of continuous service and

•	must be exercised within 10 years of the grant date.
The vesting and post-termination vesting terms for stock options granted in 2011 and 2010 were as follows:

•	vest ratably over 4 years;

•	vest or continue to vest in the event of death, disability or retirement at an age of at least 62;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria for full or continued vesting have not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.
The vesting and post-termination vesting terms for stock options granted in 2009 were as follows:

•	vest upon retirement for employees aged 65 or older, or employees aged 62 – 64 with at least 10 years of service;

•	continue to vest following retirement for employees ages 55 – 61 with at least 10 years of service; and

•	continue to vest following involuntary termination due to job elimination or the sale of a business.
During first quarter 2009, we awarded selected executives with special stock options that:

•	vest at the end of four years of continuous service and

•	must be exercised within ten years of the grant date.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 81

Our Accounting
We use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant date.
In our estimates, we use:

•	historical data — for option exercise time and employee terminations;

•	a Monte-Carlo simulation — for how long we expect granted options to be outstanding; and

•	the U.S. Treasury yield curve — for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.
The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,

•	historical volatility of our stock and

•	other factors.
Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2011 GRANTS	2010 GRANTS	2009 GRANTS
	10-YEAR STANDARD OPTIONS	10-YEAR STANDARD OPTIONS	10-YEAR STANDARD OPTIONS	10-YEAR EXECUTIVE OPTIONS
Expected volatility	38.56%	37.62%	36.61%	36.51%
Expected dividends	2.48%	0.51%	3.95%	3.95%
Expected term (in years)	5.73	5.16	6.16	7.08
Risk-free rate	2.65%	2.52%	2.54%	2.75%
Weighted average grant date fair value	$7.54	$5.28	$6.45	$6.69
Share-based compensation expense for stock options is generally recognized over the vesting period. There are exceptions for stock options awarded to employees who:

•	are eligible for retirement;

•	will become eligible for retirement during the vesting period; or

•	whose employment is terminated during the vesting period due to job elimination or the sale of a business.

In these cases, we record the share-based compensation expense over a required service period that is less than the stated vesting period.
Activity
The following table shows our option unit activity for 2011.

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2010	33,379	$22.16
Granted	1,942	$24.16
Exercised	(2,191)	$17.43
Forfeited or expired	(3,961)	$24.40
Outstanding at December 31, 2011(1)	29,169	$22.34	4.91	$—
Exercisable at December 31, 2011	22,277	$24.10	4.00	$—
(1) As of December 31, 2011, there were approximately 1,560 thousand stock options that had met the requisite service period and will be released as identified in the grant terms.
RESTRICTED STOCK UNITS
Through the Plan, we award restricted stock units — grants that entitle the holder to shares of our stock as the award vests.
The Details
Our restricted stock units granted in 2011 and 2010 generally:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	partially vest upon retirement at an age of at least 62 or job elimination depending on the employment period after grant date; and

•	will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.
Our restricted stock units granted in 2009 generally:

•	vest over four years of continuous service; and

•	are forfeited upon termination of employment for any reason, including retirement.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 82

Our Accounting
The fair value of our restricted stock units is the market price of our stock on the grant date of the awards.
We generally record share-based compensation expense for restricted stock units over the four-year vesting period. Generally for restricted stock units that continue to vest following the termination of employment, we record the share-based compensation expense over a required service period that is less than the stated vesting period. For restricted stock units granted in 2009, we reverse the expense related to the unvested portion of the award following termination of employment.
Activity
The following table shows our restricted stock unit activity for 2011.

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2010	1,963	$26.44
Granted	720	$23.94
Vested	(783)	$28.50
Forfeited	(161)	$23.74
Nonvested at December 31, 2011(1)	1,739	$24.72
(1) As of December 31, 2011, there were approximately 95 thousand restricted stock units that had met the requisite service period and will be released as identified in the grant terms.
Nonvested restricted stock units accrue dividends that are paid out when restricted stock units vest. Any restricted stock units forfeited will not receive dividends.
As restricted stock units vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
PERFORMANCE SHARE UNITS
In 2011, as part of a new long-term incentive compensation strategy intended to tie executive compensation more closely to company performance, we granted a target number of performance share units to executives. Performance share units will be paid in the form of shares of Weyerhaeuser stock – to the extent earned through company performance against financial goals – over a four-year vesting period.
The Details
The final number of shares awarded will range from 0 percent to 150 percent of each grant’s target, depending upon actual company performance.
The ultimate number of Performance Share Units earned is based on two measures:

•	Weyerhaeuser’s cash flow during the first year determined the initial number of units earned and

•	Weyerhaeuser’s relative total shareholder return (TSR) ranking in the S&P 500 during the first two years is used to adjust the initial number of units earned up or down by 20 percent.
At the end of the two-year performance period and over a further two-year vesting period, performance share units would be paid in shares of our stock. Performance share units granted in 2011 and that are earned vest as follows:

•	units vest 50 percent, 25 percent and 25 percent on the second, third and fourth anniversaries of the grant date, respectively, as long as the individual remains employed by the company;

•	units fully vest in the event the participant dies or becomes disabled while employed;

•
a percentage of the units continue to vest upon retirement at age 62 or older or upon job elimination, with the percentage based on the length of time between the grant date and termination of employment; and

•	unvested units will be forfeited upon termination of employment for all other reasons including early retirement prior to age 62.
Our Accounting
Since the award contains a market condition, the effect of the market condition is reflected in the grant date fair value which is estimated using a Monte Carlo simulation model. This model estimates the TSR ranking of the company among the S&P 500 index over the two-year performance period. Compensation expense is based on the estimated probable number of earned awards and recognized over the four-year vesting period on an accelerated basis. Generally, compensation expense would be reversed if the performance condition is not met unless the requisite service period has been achieved.
Weighted Average Assumptions Used in Estimating the Value of Performance Share Units

2011 GRANTS
Performance period	2/9/2011 – 2/9/2013
Valuation date closing stock price	$24.32
Expected dividends	2.47%
Risk-free rate	0.12% - 0.80%
Volatility	28.65% - 35.74%

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 83

Activity
The following table shows our performance share unit activity at target levels for 2011.

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Granted	326	$25.52
Forfeited	(12)	$25.52
Nonvested at December 31, 2011(1)	314	$25.52
(1) As of December 31, 2011, there were approximately 33 thousand performance share units that had met the requisite service period and will be released as identified in the grant terms.
The Company's performance against the cash flow metrics during 2011 determined the initial number of performance shares earned to be slightly above target. The ultimate number of performance shares earned may be adjusted as the TSR component will be used to modify the initial number of shares earned up or down by 20 percent. No performance share units were awarded in 2009 or 2010.
As performance share units vest, a portion of the shares awarded is withheld to cover participant taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
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
Weighted Average Assumptions Used to Re-measure Value of Stock Appreciation Rights at Year-End

December 31, 2011
Expected volatility	39.92%
Expected dividends	3.21%
Expected term (in years)	2.82
Risk-free rate	0.44%
Weighted average fair value	$3.24
Activity
The following table shows our stock appreciation rights activity for 2011.

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2010	1,989	$22.74
Granted	53	$24.16
Exercised	(91)	$23.92
Forfeited or expired	(373)	$25.53
Outstanding at December 31, 2011	1,578	$22.80	5.09	$—
Exercisable at December 31, 2011	1,218	$24.80	4.36	$—

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 84

UNRECOGNIZED SHARE-BASED COMPENSATION
As of December 31, 2011, our unrecognized share-based compensation cost for all types of share-based awards included:

•	$40 million related to non-vested equity-classified share-based compensation arrangements — expected to be recognized over a weighted-average period of approximately 1.8 years; and

•	$1 million related to non-vested liability-classified stock appreciation rights — expected to vest over a weighted-average period of approximately 1.5 years.
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
Subsequent to year-end, the director's plan was amended to allow directors the ability to elect to receive payments of stock-equivalent units in cash or common shares. The number of common shares to be issued for directors who elected common share payments is 509,362.
Activity
The number of stock-equivalent units outstanding in our deferred compensation accounts was:

•	1,021,977 as of December 31, 2011;

•	1,027,768 as of December 31, 2010; and

•	430,789 as of December 31, 2009.
During 2010, the number of stock-equivalent units outstanding in our deferred compensation accounts increased by 664,957 as a result of the Special Dividend.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 85

NOTE 18: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
Items Included in Our Restructuring, Closure and Asset Impairment Charges

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Restructuring and closure charges:
Termination benefits	$4	$22	$101
Pension and postretirement charges	6	7	116
Other restructuring and closure costs	17	5	21
Charges for restructuring and closures	$27	$34	$238
Impairments of long-lived assets and other related charges:
Charges attributable to Weyerhaeuser shareholders:
Long-lived asset impairments	$42	$92	$157
Real estate impairments and charges	10	13	206
Write-off of pre-acquisition costs and abandoned community costs	1	5	52
Other assets	3	4	17
Charges attributable to non-controlling interests	—	—	16
Impairment of long-lived assets and other related charges	$56	$114	$448
Total charges for restructuring and impairment of long-lived assets	$83	$148	$686

Impairments of investments and other related charges:
Charges attributable to Weyerhaeuser shareholders	$—	$3	$3
Charges attributable to non-controlling interests	—	—	4
Total impairments of investments and other related charges	$—	$3	$7
RESTRUCTURING AND CLOSURES
Our restructuring and closure charges were primarily related to various Wood Products operations we closed or curtailed and restructuring our corporate staff functions to support achieving our competitive performance goals.
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
ACCRUED TERMINATION BENEFITS
Changes in accrued severance related to restructuring and facility closures during 2011 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2010	$20
Charges	4
Payments	(20)
Accrued severance as of December 31, 2011	$4
ASSET IMPAIRMENTS
The Impairment of Long-Lived Assets and Goodwill sections of Note 1: Summary of Significant Accounting Policies provide details about how we account for these impairments.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 86

Long-Lived Assets
Our long-lived asset impairments were primarily related to the following:

•
2011 — charges include $29 million related to the decision to permanently close four engineered lumber facilities in our Wood Products segment that were previously indefinitely closed. These facilities are located in Albany, Oregon; Dodson, Louisiana; Pine Hill, Alabama; and Simsboro, Louisiana. The fair values of the facilities were determined using significant unobservable inputs (Level 3) based on liquidation values.

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
In recent years, unfavorable market conditions caused us to re-evaluate our strategy to develop certain projects, reduce sales prices, and increase customer incentives. Because of such changes, we reassessed the recoverability of several of our investments, which triggered impairment charges. Asset impairments are recorded as adjustments to the cost basis of inventory and investments.
The number of real estate projects owned or operated by us ranged from approximately 100 to 125 during the 3-year period presented. This includes communities where we were actively building homes or developing land and land positions held for future development. The table below provides, for each period indicated:

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
Real estate impairments relate primarily to projects or communities held for development. Within a community that is held for development, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges below. Impairment charges also include impairments of certain assets that were disposed of during the year. Impaired book values at December 31 only include assets that were impaired during the year and that remain on our balance sheet as of the end of each year.

DOLLAR AMOUNTS IN MILLIONS					Fair Value Measurements Using
	Number of Projects Tested for Recoverability	Number of Projects Impaired	Impairment Charges Recognized	Impaired Book Values at end of year	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate communities:
2011	24	5	$10	$19	$5	$14
2010	28	3	$13	$17	$6	$11
2009	87	34	$206	$109	$17	$92
The significant unobservable inputs used in amounts reported above are discounted future cash flows of the projects. We use present value techniques based on discounting the estimated cash flows using a rate commensurate with the inherent risk associated with the assets and related estimated cash flow streams. Discount rates applied to the estimated future cash flows of our homebuilding assets for 2011 and 2010 ranged from 15 percent to 18 percent. Discount rates applied to the estimated future cash flows of our homebuilding assets for 2009 ranged from 12 percent to 25 percent.
Write-off of Pre-Acquisition Costs and Abandoned Community Costs
In addition to owning land and residential lots, we also have option agreements to purchase land and lots at a future date. As of December 31, 2011, we have option agreements on approximately 63,000 residential lots. Non-refundable option deposits and capitalized pre-acquisition costs associated with these lots were $37 million as of December 31, 2011. When the economics of a project no longer support acquisition of the land or lots under option, we may elect not to move forward with the acquisition. Option deposits and capitalized engineering and related costs associated with the assets under option may be forfeited at that time. Charges for such forfeitures are reported as write-off of pre-acquisition costs.
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

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 87

NOTE 19: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.
Various Income and Expense Items Included in Other Operating Income, Net

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Gain on the sale of non-strategic timberlands	$(152)	$—	$(163)
Gain on the sale of five short line railroads	—	(46)	—
Gain on disposition of assets	(17)	(63)	(22)
Insurance settlement and casualty losses	—	—	(11)
Foreign exchange (gains) losses, net	5	(10)	(42)
Land management income	(26)	(26)	(20)
Litigation expense (recovery), net	5	18	(2)
Other, net	(27)	(36)	(28)
Total	$(212)	$(163)	$(288)
The $152 million pretax gain on sale of non-strategic timberlands in 2011 resulted from the sale of 82,000 acres in southwestern Washington.
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
EARNINGS (LOSS) BEFORE INCOME TAXES
Domestic and Foreign Earnings (Loss) From Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Domestic earnings (loss)	$341	$96	$(605)
Foreign loss	(84)	(14)	(169)
Total	$257	$82	$(774)

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 88

PROVISION FOR INCOME TAXES
Provision (Benefit) for Income Taxes From Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
Federal:
Current	$(73)	$53	$(333)
Deferred	11	(1,180)	140
	(62)	(1,127)	(193)
State:
Current	16	3	(1)
Deferred	(11)	(69)	(22)
	5	(66)	(23)
Foreign:
Current	8	9	12
Deferred	(13)	(8)	(45)
	(5)	1	(33)
Total income tax benefit	$(62)	$(1,192)	$(249)
EFFECTIVE INCOME TAX RATE
Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2011	2010	2009
U.S. federal statutory income tax	$90	$29	$(271)
State income taxes, net of federal tax benefit	4	4	(24)
REIT income not subject to federal income tax	(80)	(37)	—
Foreign taxes	20	4	23
Federal income tax credits	(4)	(4)	(6)
Medicare Part D subsidy	—	26	2
Provision for unrecognized tax benefits	(7)	(3)	18
REIT conversion benefit	—	(1,064)	—
Cellulosic biofuel producer credit	—	(149)	—
Repatriation of Canadian earnings	(76)	—	—
Other, net	(9)	2	9
Total income tax benefit	$(62)	$(1,192)	$(249)
Effective income tax rate	(23.3)%	N/M*	32.1%
* Not meaningful
One-Time Tax Benefits/Charges
In 2011, we recorded a tax benefit related to foreign tax credits associated with the repatriation of Canadian earnings.
As a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act and a change in our postretirement medical plan, it was determined that previously recognized deferred tax assets related to the income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D subsidy would not be realized and a $32 million charge was recorded in 2010.
In 2010, we reversed certain deferred income tax liabilities, primarily relating to temporary differences of timber assets, as a result of our conversion to a REIT. See Note 1: Summary of Significant Accounting Policies.
There were no one-time deferred tax benefits or charges during 2009.
Fuel Credits
During 2009, the U.S. Internal Revenue Code allowed a $0.50 per gallon tax credit for the alternative fuel component of alternative fuel mixtures produced and used as a fuel in a taxpayer’s trade or business. In 2009, we had 688 million gallons of qualifying alternative fuel mixture, resulting in $344 million of credits. The alternative fuel mixture credit expired on December 31, 2009.
In 2010, the IRS concluded that black liquor sold or used in 2009 qualifies for the cellulosic biofuel producer credit. Black liquor potentially qualifies for either the cellulosic biofuel producer credit or the alternative fuel mixture credit (but not both on the same gallon of black liquor). During 2009, we produced approximately 238 million gallons of black liquor, which did not qualify for the alternative fuel mixture credit. This equals $240 million of potential cellulosic biofuel producer credit at $1.01 per gallon, or $149 million net of tax, which we recognized in fourth quarter 2010.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 89

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
Deferred Income Tax Assets (Liabilities) Related to Continuing Operations by Category

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Forest Products:
Current	$81	$113
Noncurrent	(93)	(366)
Real Estate	240	266
Net deferred tax assets (liabilities)	$228	$13
Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Postretirement benefits	$134	$172
Pension	337	109
Real estate impairments	141	205
State tax credits	57	57
Net operating loss carryforwards	169	162
Cellulosic biofuel producers credit	238	240
Other	371	390
Gross deferred tax assets	1,447	1,335
Valuation allowance	(146)	(142)
Net deferred tax assets	1,301	1,193
Property, plant and equipment	(610)	(668)
Timber installment notes	(277)	(277)
Other	(186)	(235)
Deferred tax liabilities	(1,073)	(1,180)
Net deferred tax assets (liabilities)	$228	$13
OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)
Other information about our deferred income tax assets (liabilities) include:

•	net operating loss carryforwards,

•	valuation allowances and

•	reinvestment of undistributed earnings.
Net Operating Loss Carryforwards
Our state and foreign net operating loss carryforwards as of the end of 2011 are as follows:

•	$815 million, which expire from 2012 through 2031; and

•	$133 million, which do not expire.
Valuation Allowances
With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.
Our valuation allowance on our deferred tax assets was $146 million as of the end of 2011. This primarily related to foreign and state net operating losses and state and provincial credits.
The total changes in our valuation allowance over the last year was a net increase of $4 million. This net increase resulted primarily from:

•	$7 million increase due to additional foreign losses and

•	$3 million decrease due to the change in expectations of future use of state net operating loss carryforwards.
Reinvestment of Undistributed Earnings
In 2011, we made the decision to dividend earnings from a foreign subsidiary which allows us to recognize a tax benefit of $76 million related to foreign tax credits associated with the repatriation of Canadian earnings. The balance of our foreign undistributed earnings was approximately $22 million at the end of 2011 and has been permanently reinvested; therefore, it is not subject to U.S. income tax. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 90

of deferred tax liability on the remaining undistributed earnings.
HOW WE ACCOUNT FOR INCOME TAXES
The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.
UNRECOGNIZED TAX BENEFITS
Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 31, 2011 and 2010, are $251 million and $180 million, respectively, which does not include related interest of $33 million and $30 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.
Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2011	DECEMBER 31, 2010
Balance at beginning of year	$180	$170
Additions based on tax positions related to current year	1	1
Additions for tax positions of prior years	91	17
Reductions for tax positions of prior years	(11)	(6)
Foreign currency translation	(2)	4
Settlements	(2)	—
Lapse of statute	(6)	(6)
Balance at end of year	$251	$180
The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits was $24 million as of December 31, 2011, and $48 million as of December 31, 2010, which includes interest of $33 million and $27 million respectively, net of payments made in advance of settlements.
The net liability recorded for tax positions across all jurisdictions that, if sustained, would affect our effective tax rate was $140 million as of December 31, 2011, and $98 million as of December 31, 2010, which includes interest of $33 million and $27 million, respectively.
In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2011, our 2008 - 2010 federal income tax audit has not yet begun. We are undergoing examination in various state and foreign jurisdictions for the 2005 - 2010 tax years. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.
In the next 12 months, we estimate a decrease of up to $4 million in unrecognized tax benefits on several individually insignificant tax positions due to the lapse of applicable statutes of limitation in multiple jurisdictions.

NOTE 21: GEOGRAPHIC AREAS
This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to and revenues from unaffiliated customers,

•	export sales from the U.S., and

•	long-lived assets.
SALES AND REVENUES
Our sales to and revenues from unaffiliated customers outside the U.S. are primarily to customers in Canada, China, Japan and Europe. Our export sales from the U.S. include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;

•	pulp, logs and lumber to other Pacific Rim countries; and

•	pulp to Europe.
Sales and Revenues by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2011 (DOLLAR AMOUNTS IN MILLIONS)
	2011	2010	2009
Sales to and revenues from unaffiliated customers:
U.S.	$4,008	$3,965	$3,580
Japan	640	621	473
Europe	331	325	268
China	446	312	178
Canada	271	269	203
South America	75	70	49
Other foreign countries	445	392	317
Total	$6,216	$5,954	$5,068
Export sales from the U.S.:
Japan	$581	$343	$419
China	389	267	159
Other	805	1,000	659
Total	$1,775	$1,610	$1,237
LONG-LIVED ASSETS
Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill,

•	timber and timberlands and

•	property and equipment, including construction in progress.
Long-Lived Assets by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2011 (DOLLAR AMOUNTS IN MILLIONS)
	2011	2010	2009
Long-lived assets:
U.S.	$5,682	$5,946	$6,226
Canada	745	827	881
Other foreign countries	637	642	606
Total	$7,064	$7,415	$7,713

NOTE 22: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial data provides a review of our results and performance throughout the year. Our earnings per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.
Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011:
Net sales and revenues	$1,422	$1,610	$1,569	$1,615	$6,216
Operating income	$236	$127	$100	$131	$594
Earnings from continuing operations before income taxes	$154	$19	$29	$55	$257
Net earnings	$99	$10	$157	$65	$331
Net earnings attributable to Weyerhaeuser common shareholders	$99	$10	$157	$65	$331
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.18	$0.02	$0.29	$0.12	$0.62
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.18	$0.02	$0.29	$0.12	$0.61
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Market prices - high/low	$25.20 - $19.55	$25.14 - $20.01	$22.57 - $15.55	$18.88 - $15.25	$25.20 - $15.25
2010:
Net sales and revenues	$1,283	$1,641	$1,514	$1,516	$5,954
Operating income	$85	$155	$160	$54	$454
Earnings (loss) from continuing operations before income taxes	$21	$12	$84	$(35)	$82
Net earnings (loss)	$(18)	$14	$1,116	$171	$1,283
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$(20)	$14	$1,116	$171	$1,281
Basic net earnings (loss) per share attributable to Weyerhaeuser common shareholders	$(0.10)	$0.07	$3.52	$0.32	$4.00
Diluted net earnings (loss) per share attributable to Weyerhaeuser common shareholders	$(0.10)	$0.07	$3.50	$0.32	$3.99
Dividends paid per share	$0.05	$0.05	$26.46	$0.05	$26.61
Market prices - high/low	$45.32 - $39.25	$53.30 - $35.20	$41.83 - $15.40	$19.00 - $15.23	$53.30 - $15.23
To implement our decision to be taxed as a REIT, we distributed our accumulated earnings and profits to our shareholders, determined under federal income tax provisions, as a “Special Dividend.” On September 1, 2010, we paid a dividend of $5.6 billion which included the Special Dividend and the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The number of common shares issued was approximately 324 million. The stock portion of the Special Dividend was treated as the issuance of new shares for accounting purposes and affects our earnings per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings per share that is less than would have been the case had the common shares not been issued. See Note 4: Net Earnings (Loss) Per Share for pro forma results giving effect to the common stock distribution for diluted earnings per common share as if the common stock distribution had occurred at the beginning of each period. In addition, our stock price decreased on the ex-dividend date to reflect the issuance of common stock.
During third quarter 2010, we also reversed certain deferred income tax liabilities as a result of our REIT conversion, which resulted in a $1,064 million benefit in the Consolidated Statement of Operations.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 91

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

CHANGES IN INTERNAL CONTROL
No changes occurred in the company’s internal control over financial reporting during the period that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
The company has submitted to the New York Stock Exchange a certification that it is in compliance with the listing standards of the New York Stock Exchange.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the company’s internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer

Dated:	February 22, 2012

/s/ PATRICIA M. BEDIENT
Patricia M. Bedient
Executive Vice President and Chief Financial Officer

Dated:	February 22, 2012

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Weyerhaeuser Company’s internal control over financial reporting based on our audit.
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
In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
February 22, 2012

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 93

DIRECTORS AND EXECUTIVE OFFICERS
Information with respect to directors of the company included in the Notice of 2012 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 12, 2012 under the headings “Nominees for Election — Terms Expire in 2013,” “Board of Directors and Committee Information” and “Continuing Directors — Terms Expire in 2013” is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of 2012 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 12, 2012, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Potential Payment upon Termination or Change in Control — Change in Control,” and “ — Severance” is incorporated herein by reference.

DIRECTORS
 Debra A. Cafaro, 54, a director of the Company since February 2007, has been chairman, president and chief executive officer of Ventas, Inc. (health care real estate investment trust) since 2003. She was its president and chief executive officer from 1999 when she joined the company until 2003, and has been a director of the company since 1999. She served as president and director of Ambassador Apartments, Inc. (real estate investment trust) from 1997 until 1998 when it merged with AIMCO. She was a director of GGP, Inc. (real estate investment trust) from March 2010 to November 2010. She is former chair of NAREIT (National Association of Real Estate Investment Trusts) and a director of the Real Estate Roundtable, World Business Chicago (not-for-profit economic development corporation) and a Trustee of the Ravinia Festival Association in Chicago. She has extensive REIT executive experience, with strong skills in real estate and corporate finance, strategic planning and public company executive compensation.
Mark A. Emmert, 59, a director of the Company since June 2008, has been President of the National Collegiate Athletic Association since October 2010. He served as President of the University of Washington in Seattle, Washington, from 2004 to 2010; as Chancellor of Louisiana State University from 1999 to 2004; and Chancellor and Provost of the University of Connecticut from 1994 to 1999. Prior to 1994, he was Provost and Vice President for Academic Affairs at Montana State University and held faculty and administrative positions at the University of Colorado. He also is a director of Expeditors International of Washington, Inc. and Omnicare, Inc. He is a Life Member of the Council on Foreign Relations and is a Fellow of the National Academy of Public Administration. He has also been a Fullbright Fellow, a Fellow of the American Council on Education and served on many non-profit boards. He is an experienced leader of major organizations, with strong skills in government and international relations, and strategic planning.
Daniel S. Fulton, 63, was elected chief executive officer and a member of the board of directors in April 2008. He has been president of Weyerhaeuser Company since January 2008. From May 2001 until March 2008 he was president and chief executive officer of Weyerhaeuser Real Estate Company, a wholly owned subsidiary of the company. In January 2004 he was named to Weyerhaeuser’s senior management team. Mr. Fulton is the chair of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University. He is on the board of numerous industry associations, including NAFO (National Association of Forest Owners), SFI (Sustainable Forestry Initiative), NCASI (National Council for Air and Stream Improvement), and NAREIT (National Association of Real Estate Investment Trusts). He is vice chair of the Washington Roundtable and a member of the Business Roundtable. He is a member of the Advisory Board for the Foster School of Business at the University of Washington, and a member of the Board of the United Way of King County. He has a strong executive background in real estate and corporate finance, with extensive experience managing capital intensive operations, international operations and strategic planning.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 94

John I. Kieckhefer, 67, a director of the Company since 1990, has been president of Kieckhefer Associates, Inc. (investment and trust management) since 1989, and was senior vice president prior to that time. He has been engaged in commercial cattle operations since 1967 and is a trustee of J.W. Kieckhefer Foundation, an Arizona charitable trust. He has a strong background in business and finance, with extensive experience in public company executive compensation.
Wayne W. Murdy, 67, a director of the Company since January 2009, held various management positions with Newmont Mining Corporation (international mining) from 1992 until his retirement in 2007, including Chairman of the Board from 2002 to December 2007 and Chief Executive Officer from 2001 to June 2007. Before joining Newmont Mining, Mr. Murdy spent 15 years serving in senior financial positions in the oil and gas industry, including positions with Apache Corporation and Getty Oil Company. He also is a director of BHP Billiton Limited and BHP Billiton Plc. He is a trustee of the Denver Art Museum and The Papal Foundation, a member of the Advisory Councils for the College of Engineering at the University of Notre Dame and the Daniels Business School at the University of Denver. He has extensive executive experience leading natural resources companies and managing capital-intensive industry operations, with strong skills in corporate finance and accounting, international operations, strategic planning and public company executive compensation.
Nicole W. Piasecki, 49, a director of the Company since 2003, is executive vice president Business Development and Strategic Integration for Boeing Commercial Airlines. Previously, she served as president of Boeing Japan from 2006 to 2010, executive vice president of Business Strategy & Marketing for Boeing Commercial Airplanes, The Boeing Company, from 2003 to 2006; was vice president of Commercial Airplanes Sales, Leasing Companies from 2000 until January 2003; and served in various positions in engineering, sales, marketing, and business strategy for the Commercial Aircraft Group from 1991. She is a Director on the Seattle Branch Board of Directors for the Federal Reserve Bank; a Trustee of Seattle University in Seattle, Washington; and a former member of the Board of Governors, Tokyo, of the American Chamber of Commerce of Japan and the Federal Aviation’s Management Advisory Council. She has extensive executive experience in capital intensive industries, sales and marketing, strategic planning and international operations and relations.
Richard H. Sinkfield, 69, a director of the Company since 1993, is a senior partner in the law firm of Rogers & Hardin in Atlanta, Georgia, and has been a partner in the firm since 1976. He is a Trustee of Vanderbilt University and a member of the Advisory Board of the Georgia Appleseed Center for Law and Justice. He was a director of United Auto Group, Inc. (automobile retailer) from 1993 to 1999 and its executive vice president and chief administrative officer from 1997 to 1999. He was a director of Central Parking Corporation from 2000 to February 2005. He is a former director of the Metropolitan Atlanta Community Foundation, Inc. and the Atlanta College of Art, a former member of the executive board of the Atlanta Area Council of the Boy Scouts of America; and was a member of the Board of Directors of the State Bar of Georgia from 1990 to 1998. He has extensive experience in corporate and securities laws and corporate governance matters.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 95

D. Michael Steuert, 63, a director of the Company since October 2004, has been senior vice president and chief financial officer for Fluor Corporation (engineering and construction) since 2001. He served as senior vice president and chief financial officer at Litton Industries Inc. (defense electronics, ship construction and electronic technologies) from 1999 to 2001 and as a senior officer and chief financial officer of GenCorp Inc. (aerospace, propulsion systems, vehicle sealing systems, chemicals and real estate) from 1990 to 1999. He also serves as Trustee of Prologis and was formerly a member of the National Financial Executives Institute and the Carnegie Mellon Council on finance. He has extensive executive experience in corporate finance and accounting, managing capital-intensive industry operations, natural resources development and strategic planning.
Kim Williams, 56, a director of the Company since October 2006, was senior vice president and associate director of global industry research for Wellington Management Company LLP (investment management) from 2001 to 2005, was elected a partner effective January 1995 and held various management positions with Wellington from 1986 to 2001. Prior to joining Wellington, she served as vice president, industry analyst for Loomis, Sayles & Co., Inc (investment management) from 1982 to 1986. She is also a director of E.W. Scripps Company, MicroVest and Xcel Energy Inc. She is a member of the Overseer Committee of Brigham and Women’s Hospital in Boston, Massachusetts and a Trustee of Concord Academy, Concord, Massachusetts. She has extensive experience in corporate finance, strategic planning and international operations.
Charles R. Williamson, 63, a director of the company since October 2004 and chairman of the Board since April 2009, was the executive vice president of Chevron Corporation (international oil company) from August 2005 until his retirement December 1, 2005. He was chairman and chief executive officer of Unocal Corporation (oil and natural gas) until its acquisition by Chevron Corporation in 2005. He served as Unocal Corporation’s executive vice president, International Energy Operations from 1999 to 2000; group vice president, Asia Operations from 1998 to 1999; group vice president, International Operations from 1996 to 1997; and held numerous management jobs including positions in the United Kingdom, Thailand and the Netherlands after joining Unocal in 1977. He was a director of Unocal Corporation and former Chairman of the US-ASEAN Business Council. He is also a director and chairman of the board of Talisman Energy Inc. and a director of PACCAR Inc. He has extensive experience in corporate finance, management of capital-intensive operations, development of natural resources, technology, international operations, strategic planning and public company executive compensation.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 96

EXECUTIVE OFFICERS

Patricia M. Bedient, 58, has been executive vice president and chief financial officer since 2007. She was senior vice president, Finance and Strategic Planning, from February 2006 to 2007. She served as vice president, Strategic Planning, from 2003, when she joined the company, to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002. She is on the Board of Directors for Alaska Air Group and also serves as Treasurer and Board member of Overlake Hospital Medical Center. She is a CPA and member of the American Institute of CPAs.
Lawrence B. Burrows, 59, has been senior vice president, Wood Products, since October 1, 2010. Prior to becoming senior vice president Wood Products, Mr. Burrows served as served as president of Weyerhaeuser Real Estate Company, a subsidiary of the company, from 2008 to 2010. He was president of Winchester Homes Inc., a subsidiary of the company, from 2003 to 2008; its executive vice president from 1998 to 2003; and held various leadership positions at Winchester Homes from 1989, when he joined the company, until 1998. Prior to joining the company, he was vice president and regional manager for Dickinson Heffner (real estate development) from 1986 to 1988; and project manager and vice president of Oliver T. Carr & Co. (real estate development) from 1982 to 1986.
Srinivasan Chandrasekaran, 62, has been senior vice president, Cellulose Fibers, since 2006. He was vice president, Manufacturing, Cellulose Fibers, from 2005 to 2006; vice president and mill manager at the Kamloops, British Columbia, Cellulose Fibers mill from 2003 to 2005; and vice president and mill manager at the Kingsport, Tennessee, paper mill from 2002 to 2003. He joined Weyerhaeuser in 2002 with the company’s acquisition of Willamette Industries Inc., where he served in a number of leadership positions.
Miles P. Drake, 62, has been senior vice president, Research and Development, and chief technology officer since 2006 when he joined the company. He was vice president, research and development and chief technology officer of Air Products and Chemicals Inc. (Industrial Gases) from 2001 until October 2006 and held numerous other leadership positions with Air Products and Chemicals Inc. from 1986 until 2001.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 97

Daniel S. Fulton, 63, has been chief executive officer and a director of the company since April 2008 and has been its president since January 2008. From May 2001 until March 2008 he was president and chief executive officer of Weyerhaeuser Real Estate Company, a wholly owned subsidiary of the company. In January 2004, he was named to Weyerhaeuser's senior management team. Mr. Fulton is the chair of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University. He is on the board of numerous industry associations, including NAFO (National Association of Forest Owners), SFI (Sustainable Forestry Initiative), NCASI (National Council for Air and Stream Improvement), and NAREIT (National Association of Real Estate Investment Trusts). He is vice chair of the Washington Roundtable, and a member of the Business Roundtable. He is a member of the Advisory Board for the Foster School of Business at the University of Washington, and a member of the Board of the United Way of King County.
Thomas F. Gideon, 60, has been executive vice president Timberlands, since October 1, 2010. Prior to becoming executive vice president Timberlands, Mr. Gideon served as executive vice president, Forest Products, from 2008 to 2010; and as senior vice president, Containerboard, Packaging and Recycling, from 2007 until its disposition in 2008. He was senior vice president, Timberlands, from 2005 to 2007; vice president, Western Timberlands, from 2003 to 2005; and director of Sales and Marketing for Western Timberlands from 1998 to 2003. He joined Weyerhaeuser in 1978 and held numerous human resources and sales management positions in Wood Products before moving into Western Timberlands in 1996.
John A. Hooper, 57, has been senior vice president, Human Resources, since July 2008. He was vice president, Human Resources Operations, from 2006 to 2008; Human Resources director from 2003 to 2006; and strategic projects consultant from 2001, when he joined the company, until 2003. Prior to joining the company, he was a management consultant specializing in leadership effectiveness, human resources strategy and change management from 1986 to 2001. From 1979 to 1986, he held leadership positions in Eaton Corporation (diversified power management) and Techtronix (testing and measurement equipment).
Sandy D. McDade, 60, has been senior vice president and general counsel since September 2006. He was senior vice president, Industrial Wood Products and International, from 2005 to 2006; senior vice president, Canada, from 2003 to 2005; vice president, Strategic Planning, from 2000 to 2003; and corporate secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 98

Peter M. Orser, 55, has been president, Weyerhaeuser Real Estate Company, a subsidiary of the company, since October 1, 2010. Prior to becoming president, Weyerhaeuser Real Estate Company, Mr. Orser was president, Quadrant Corporation, a subsidiary of the company, from 2003 to 2010. He was executive vice president, Quadrant Corporation, from 2001 to 2003; residential senior vice president, Quadrant Corporation, from 1996 to 2001; vice president, Community Development, from 1992 to 1995; and held various leadership positions with Quadrant Corporation from 1987, when he joined the company, to 1992.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 99

AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2011, the audit committee of the board of directors consisted of Mark A. Emmert, John I. Kieckhefer, D. Michael Steuert and Kim Williams. Each member is independent as defined under the New York Stock Exchange rules. The board of directors has determined that each audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that Mr. Steuert is an “audit committee financial expert” as defined by SEC rules.

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

EXECUTIVE AND DIRECTOR COMPENSATION
Information with respect to executive and director compensation contained in the Notice of 2012 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 12, 2012, under the headings “Board of Directors and Committee Information — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year Year-End,” “Options Exercise in Fiscal 2011,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2012 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 12, 2012, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with regard to certain relationships and related transactions contained in the Notice of 2012 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 12, 2012, under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services in the Notice of 2012 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 12, 2012, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 100

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE	PAGE NUMBER(S) IN FORM 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	114
Schedule II — Valuation and Qualifying Accounts	115
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in Financial Statements and Supplementary Data above.

EXHIBITS

3	—	(i)	Articles of Incorporation (incorporated by reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission May 6, 2011 — Commission File Number 1-4825)
		(ii)	Bylaws (incorporated by reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission May 6, 2011 — Commission File Number 1-4825)
10	—	Material Contracts
		(a)	Form of Executive Change of Control Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 4, 2012 — Commission File Number 1-4825)
		(b)	Form of Executive Severance Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 4, 2012 — Commission File Number 1-4825)
		(c)	Weyerhaeuser Company Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 29, 2010 - Commission File Number 1-4825)
(d)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 11, 2012 - Commission File Number 1-4825)

(e)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Plan Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 11, 2012 - Commission File Number 1-4825)

(f)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 11, 2012 - Commission File Number 1-4825)

(g)
Description of Weyerhaeuser Company Director Compensation Program (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 4, 2012 - Commission File Number 1-4825)

(h)
Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (incorporated by reference to 2010 Form 10-K filed with the Securities and Exchange Commission February 25, 2010 - Commission File Number 1-4825)

		(i)	Weyerhaeuser Company Deferred Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 29, 2010 — Commission File Number 1-4825)
(j)
Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission January 27, 2009 — Commission File Number 1-4825)

(k)
Amended and Restated 2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 4, 2012 — Commission File Number 1-4825)

(l)
Amendment to Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective December 31, 2010) (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 4, 2012 - Commission File Number 1-4825)

(m)
Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective December 31, 2010)(incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission December 29, 1010 - Commission File Number 1-4825)

(n)
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

		(p)	Agreement with James M. Branson (incorporated by reference to quarterly report on Form 10-Q filed with the Securities and Exchange Commission November 5, 2010 — Commission File Number 1-4825)
(q)
Revolving Credit Facility Agreement, dated as of June 2, 2011, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, the Lenders, Swing-Line Banks and Initial Fronting Banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, PNC Bank, N.A., Wells Fargo Bank, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents, and Co Bank ABC, as co-documentation agent.

(r)
Purchase Agreement, dated as of March 15, 2008, between Weyerhaeuser Company and International Paper Company (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission March 20, 2008 — Commission File Number 1-4825)

12	—	Statements regarding computation of ratios
14	—	Code of Business Conduct and Ethics (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission April 20, 2010 — Commission File Number 1-4825)
21	—	Subsidiaries of the Registrant
23	—	Consent of Independent Registered Public Accounting Firm
31	—	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	—	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 101

101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 102

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 22, 2012.

WEYERHAEUSER COMPANY

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 22, 2012.

/s/ DANIEL S. FULTON	/s/ WAYNE W. MURDY
Daniel S. Fulton Principal Executive Officer and Director	Wayne W. Murdy Director

/s/ PATRICIA M. BEDIENT	/s/ NICOLE W. PIASECKI
Patricia M. Bedient Principal Financial Officer	Nicole W. Piasecki Director

/s/ JERALD W. RICHARDS	/s/ RICHARD H. SINKFIELD
Jerald W. Richards Principal Accounting Officer	Richard H. Sinkfield Director

/s/ DEBRA A. CAFARO	/s/ D. MICHAEL STEUERT
Debra A. Cafaro Director	D. Michael Steuert Director

/s/ MARK A. EMMERT	/s/ KIM WILLIAMS
Mark A. Emmert Director	Kim Williams Director

/s/ JOHN I. KIECKHEFER	/s/ CHARLES R. WILLIAMSON
John I. Kieckhefer Director	Charles R. Williamson Chairman of the Board and Director

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
Under date of February 22, 2012, we reported on the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2011, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Seattle, Washington
February 22, 2012

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2011

DOLLAR AMOUNTS IN MILLIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO INCOME	(DEDUCTIONS) FROM/ ADDITIONS TO RESERVE	BALANCE AT END OF PERIOD
Forest Products
Allowances deducted from related asset accounts:
Doubtful accounts – accounts receivable
2011	$8	$1	$(3)	$6
2010	$12	$2	$(6)	$8
2009	$7	$11	$(6)	$12
Real Estate
Allowances deducted from related asset accounts:
Receivables
2011	$3	$(1)	$—	$2
2010	$2	$1	$—	$3
2009	$4	$—	$(2)	$2

 WEYERHAEUSER COMPANY > 2011 ANNUAL REPORT AND FORM 10-K 104