Form 10-Q
period 2012-03-31
WEYERHAEUSER CO
filed 2012-05-04
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of April 27, 2012, 537,451,746 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31, 2012	MARCH 31, 2011
Net sales and revenues	$1,494	$1,422
Cost of products sold	1,290	1,177
Gross margin	204	245
Selling, general and administrative expenses	150	172
Research and development expenses	7	7
Charges for restructuring, closures and impairments	12	4
Other operating income, net (Note 6)	(66)	(174)
Operating income	101	236
Interest income and other	12	11
Interest expense, net of capitalized interest	(87)	(93)
Earnings from continuing operations before income taxes	26	154
Income taxes (Note 13)	15	(56)
Earnings from continuing operations	41	98
Earnings from discontinued operations, net of income taxes (Note 4)	—	1
Net earnings attributable to Weyerhaeuser common shareholders	$41	$99
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 3):
Continuing operations	$0.08	$0.18
Discontinued operations	—	—
Net earnings per share	$0.08	$0.18
Dividends paid per share	$0.15	$0.15
Weighted average shares outstanding (in thousands) (Note 3):
Basic	537,368	537,140
Diluted	539,728	540,476

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(DOLLAR AMOUNTS IN MILLIONS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31, 2012	MARCH 31, 2011
Net earnings attributable to Weyerhaeuser common shareholders	$41	$99
Other comprehensive income (loss):
Foreign currency translation adjustments	11	20
Actuarial gains, net of tax expense of $12 in 2012 and $8 in 2011	23	14
Prior service credits (costs), net of tax expense (benefit) of $30 in 2012 and ($1) in 2011	(70)	1
Unrealized gains on available-for-sale securities	1	—
Total other comprehensive income (loss)	(35)	35
Comprehensive income attributable to Weyerhaeuser common shareholders	$6	$134
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES)
(UNAUDITED)

	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$726	$950
Receivables, less allowances of $6 and $6	503	490
Inventories (Note 7)	517	476
Prepaid expenses	80	68
Deferred tax assets	113	81
Total current assets	1,939	2,065
Property and equipment, less accumulated depreciation of $6,663 and $6,550	2,829	2,901
Construction in progress	192	145
Timber and timberlands at cost, less depletion charged to disposals	3,970	3,978
Investments in and advances to equity affiliates	189	192
Goodwill	40	40
Other assets	442	444
Restricted assets held by special purpose entities	914	916
	10,515	10,681
Real Estate:
Cash and cash equivalents	2	3
Receivables, less discounts and allowances of $1 and $2	30	41
Real estate in process of development and for sale	606	555
Land being processed for development	943	936
Investments in and advances to equity affiliates	19	21
Deferred tax assets	246	240
Other assets	113	113
Consolidated assets not owned	—	8
	1,959	1,917
Total assets	$12,474	$12,598

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(CONTINUED)

	MARCH 31, 2012	DECEMBER 31, 2011
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Current maturities of long-term debt (Note 9)	$167	$12
Accounts payable	343	336
Accrued liabilities (Note 8)	536	593
Total current liabilities	1,046	941
Long-term debt (Note 9)	4,026	4,181
Deferred income taxes	108	93
Deferred pension and other postretirement benefits	1,470	1,467
Other liabilities	407	408
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	775	776
	7,832	7,866
Real Estate:
Long-term debt (Note 9)	283	285
Other liabilities	154	172
Consolidated liabilities not owned	—	8
	437	465
Commitments and contingencies (Note 12)
Total liabilities	8,269	8,331
Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 537,408,938 and 536,425,400 shares	672	671
Other capital	4,611	4,595
Retained earnings	128	176
Cumulative other comprehensive loss (Note 11)	(1,214)	(1,179)
Total Weyerhaeuser shareholders’ interest	4,197	4,263
Noncontrolling interests	8	4
Total equity	4,205	4,267
Total liabilities and equity	$12,474	$12,598
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN MILLIONS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31, 2012	MARCH 31, 2011
Cash flows from operations:
Net earnings	$41	$99
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	113	123
Deferred income taxes, net	(6)	39
Pension and other postretirement benefits (Note 10)	(28)	24
Share-based compensation expense	10	14
Charges for impairment of assets	8	1
Net gains on dispositions of assets	(7)	(156)
Foreign exchange transaction gains (Note 6)	(7)	(7)
Change in:
Receivables less allowances	(5)	(59)
Receivable for taxes	(2)	(20)
Inventories	(40)	(66)
Real estate and land	(55)	(2)
Prepaid expenses	(8)	(10)
Accounts payable and accrued liabilities	(56)	(38)
Pension and postretirement contributions	(35)	(19)
Other	17	(10)
Net cash from operations	(60)	(87)
Cash flows from investing activities:
Property and equipment	(54)	(35)
Timberlands reforestation	(10)	(12)
Proceeds from sale of assets	6	193
Other	1	5
Cash from investing activities	(57)	151
Cash flows from financing activities:
Cash dividends	(81)	(81)
Change in book overdrafts	(29)	(19)
Payments on debt	(2)	(2)
Exercises of stock options	5	34
Other	(1)	—
Cash from financing activities	(108)	(68)
Net change in cash and cash equivalents	(225)	(4)
Cash and cash equivalents at beginning of period	953	1,467
Cash and cash equivalents at end of period	$728	$1,463
Cash paid (received) during the year for:
Interest, net of amount capitalized of $5 and $9	$114	$156
Income taxes	$(10)	$2
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

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
The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2012 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. The reclassifications include changes to the way we classify certain transactions as operating or financing on our Consolidated Statement of Cash Flows and to present the results of operations discontinued in 2011 separately on our Consolidated Statement of Operations. Note 4: Discontinued Operations provides information about our discontinued operations.

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
We have disposed of various businesses and operations that are excluded in the segment results below. See Note 4: Discontinued Operations for information regarding our discontinued operations.
An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011
Sales to and revenues from unaffiliated customers:
Timberlands	$250	$230
Wood Products	634	526
Cellulose Fibers	473	506
Real Estate	137	160
	1,494	1,422
Intersegment sales:
Timberlands	190	191
Wood Products	20	20
	210	211
Total sales and revenues	1,704	1,633
Intersegment eliminations	(210)	(211)
Total	$1,494	$1,422
Net contribution to earnings from continuing operations:
Timberlands	$71	$241
Wood Products	(22)	(36)
Cellulose Fibers	44	86
Real Estate	(8)	(1)
	85	290
Unallocated items(1)	28	(43)
Net contribution to earnings from discontinued operations	—	2
Net contribution to earnings	113	249
Interest expense, net of capitalized interest	(87)	(93)
Income before income taxes (continuing and discontinued operations)	26	156
Income taxes (continuing and discontinued operations)	15	(57)
Net earnings attributable to Weyerhaeuser common shareholders	$41	$99
(1) Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation; pension and postretirement costs; and foreign exchange transaction gains and losses associated with financing.

NOTE 3: NET EARNINGS PER SHARE
Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.08 for the quarter ended March 31, 2012; and

•	$0.18 for the quarter ended March 31, 2011.
Basic earnings per share is net earnings divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.
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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 31, 2012	MARCH 31, 2011
Stock options	20,521	23,844
Performance share units	548	489

NOTE 4: DISCONTINUED OPERATIONS

There are no operations classified as discontinued for the quarter ended March 31, 2012. Discontinued operations for the quarter ended March 31, 2011 include our hardwoods and Westwood Shipping Lines operations, both of which were sold in third quarter 2011. The following table summarizes the components of net sales and net earnings from discontinued operations.

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2011
Net sales:
Hardwoods	$98
Westwood Shipping Lines	58
Total net sales from discontinued operations	$156
Income from operations:
Hardwoods	$—
Westwood Shipping Lines	2
Total income from discontinued operations	2
Income taxes	(1)
Net earnings from discontinued operations	$1

Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

NOTE 5: SHARE-BASED COMPENSATION
In first quarter 2012, we granted 1,908,786 stock options, 702,098 restricted stock units, 344,237 performance share units, and 52,304 stock appreciation rights. In addition, 372,783 outstanding restricted stock unit awards vested during first quarter 2012. A total of 946,549 shares of common stock were issued as a result of restricted stock unit vesting and stock option exercises.

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in 2012 was $20.42. The vesting and post-termination vesting terms for stock options granted in 2012 were as follows:

•	options vest ratably over 4 years;

•	options vest or continue to vest in the event of death, disability, or retirement at an age of at least 62;

•	options continue vesting for one year in the event of involuntary termination when the retirement criteria for full or continued vesting have not been met; and

•	options stop vesting for all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2012

OPTIONS
Expected volatility	40.41%
Expected dividends	2.94%
Expected term (in years)	5.33
Risk-free rate	1.01%
Weighted average grant date fair value	$5.72

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted in 2012 was $20.42. The vesting provisions for restricted stock units granted in 2012 were as follows:

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

PERFORMANCE SHARE UNITS
The weighted average grant date fair value of performance share units granted in 2012 was $21.71. The vesting provisions for performance share units granted in 2012 and that are earned were as follows:

•	units vest 50 percent, 25 percent and 25 percent on the second, third and fourth anniversaries of the grant date, respectively, as long as the individual remains employed by the company;

•	units fully vest in the event of death while employed or disability;

•	units partially vest upon retirement at an age of at least 62 or job elimination depending on the employment period after grant date; and

•	units will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted 2012

	Performance Share Units
Performance period	1/1/2012 – 12/31/2013
Valuation date closing stock price	$20.56
Expected dividends	2.92%
Risk-free rate	0.08%	–	0.32%
Volatility	34.66%	–	34.86%

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 31, 2012.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 31, 2012

MARCH 31, 2012
Expected volatility	36.43%
Expected dividends	2.74%
Expected term (in years)	2.32
Risk-free rate	0.44%
Weighted average fair value	$4.33
The vesting and post-termination vesting terms for stock appreciation rights granted in 2012 are the same as for stock options described above.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

During first quarter 2012, the directors' deferred compensation plan was amended to allow the directors to elect to receive payments of amounts deferred into stock equivalent units in cash or stock. Elections to receive these deferred amounts in stock resulted in the issuance of 40,889 shares. The number of common shares to be issued in the future to directors who elected common share payments is 468,185.

NOTE 6: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011
Gain on sale of non-strategic timberlands	$—	$(152)
Gain on postretirement plan amendment (Note 10)	(52)	—
Gain on disposition of assets	(1)	(4)
Foreign exchange gains, net	(7)	(7)
Land management income	(6)	(6)
Other, net	—	(5)
Total other operating income, net	$(66)	$(174)
The $152 million pretax gain on sale of non-strategic timberlands resulted from the sale of 82,000 acres in southwestern Washington.
Foreign exchange gains result from changes in exchange rates, primarily related to our Canadian operations.
Land management income consists primarily of income derived from leasing, renting and granting easement and rights of way on our timberlands.

NOTE 7: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	DECEMBER 31, 2011
Logs and chips	$93	$68
Lumber, plywood, panels and engineered lumber	144	134
Pulp and paperboard	168	181
Other products	77	76
Materials and supplies	138	137
	620	596
Less LIFO reserve	(103)	(120)
Total	$517	$476

The LIFO – the last-in, first-out method – inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, pulp and paperboard.

NOTE 8: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	DECEMBER 31, 2011
Wages, salaries and severance pay	$112	$136
Pension and postretirement	64	63
Vacation pay	49	44
Income taxes	12	13
Taxes – Social Security and real and personal property	31	29
Interest	72	99
Customer rebates and volume discounts	32	54
Deferred income	58	59
Other	106	96
Total	$536	$593

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	MARCH 31, 2012		DECEMBER 31, 2011
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,193	$4,730	$4,193	$4,579
Real Estate	$283	$286	$285	$291

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011
Service cost	$14	$12
Interest cost	65	69
Expected return on plan assets	(105)	(105)
Amortization of actuarial loss	42	35
Amortization of prior service cost	2	4
Loss due to curtailment and special termination benefits	—	1
Total net periodic benefit cost	$18	$16

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011
Service cost	$—	$1
Interest cost	4	6
Amortization of actuarial loss	4	3
Amortization of prior service credit	(58)	(6)
Other	4	4
Total net periodic benefit cost (credit)	$(46)	$8

During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain benefits that were available to both past and present employees. In first quarter 2012, the company recognized a gain of $52 million due to these benefit changes. This gain is included in other operating income and reflected in the amortization of prior service credit in the table above.

FAIR VALUE OF PENSION PLAN ASSETS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, the value reported for our pension plan assets at the end of 2011 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We expect to complete the valuation of our pension plan assets during second quarter 2012. The final adjustments could affect net pension periodic benefit cost.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we expect to:

•	make approximately $83 million of required contributions to our Canadian registered and nonregistered pension plans in 2012;

•	contribute approximately $60 million to our U.S. qualified pension plan for 2012, which is payable by September 15, 2013 if we do not elect to pay it in 2012;

•	contribute approximately $20 million to our U.S. nonqualified pension plans in 2012; and

•	make U.S. and Canadian other postretirement benefit payments of approximately $42 million in 2012.

NOTE 11: CUMULATIVE OTHER COMPREHENSIVE LOSS
Items included in our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	DECEMBER 31, 2011
Foreign currency translation adjustments	$422	$411
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,798)	(1,821)
Prior service credit not yet recognized in earnings	157	227
Unrealized gains on available-for-sale securities	5	4
Total	$(1,214)	$(1,179)

The change in prior service credit not yet recognized in earnings includes the amortization of a $52 million gain recognized in first quarter 2012 as the result of previously announced benefit changes. See Note 10: Pension and Other Postretirement Benefit Plans.

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
As of March 31, 2012, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was $33 million. There have not been material changes to the accrual since the end of 2011.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of March 31, 2012, our total accruals for these obligations was $69 million. The accruals have not changed materially since the end of 2011.
Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 13: INCOME TAXES
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
The 2012 provision for income taxes is based on the year-to-date effective tax rate that applies to our TRS. Our 2012 estimated annual effective tax rate, excluding discrete items, differs from the U.S. statutory rate, primarily due to lower tax rates applicable to non-U.S. results. Our estimated annual effective income tax rate from continuing operations applicable to our TRS, excluding discrete items, is 25 percent for 2012. The tax rate for the quarter differs from the estimated annual effective tax rate, primarily due to a different mix of non-U.S. earnings or losses in the quarter relative to the annual period.
Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
2012:
Income taxes on postretirement plan amendment discussed in Note 10	$(18)
State income tax settlements	$8
2011:
Income taxes on a non-strategic timberlands gain discussed in Note 6	$(56)

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

STATEMENTS
We make forward-looking statements of our expectations regarding second quarter 2012, including:

•	higher log sales volumes, slightly improved domestic prices for Western logs, increased fuel costs, seasonally higher silviculture expenses and modestly higher earnings in our Timberlands segment;

•	higher sales volumes across all product lines, improved selling prices for lumber and approximately breakeven results in our Wood Products segment;

•	improved prices for pulp, higher planned annual maintenance expense and slightly higher earnings in our Cellulose Fiber segment; and

•	a small loss from single-family homebuilding operations, seasonally higher home closings, and a slight profit in our Real Estate segment.
We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy;

•	regulations;

•	adverse litigation outcomes and the adequacy of reserves;

•	changes in accounting principles;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates and credits; and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS
The major risks and uncertainties – and assumptions that we make – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	the successful execution of our internal performance plans, including restructurings and cost reduction initiatives;

•	the level of competition from domestic and foreign producers;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	performance of pension fund investments and related derivatives; and

•	other factors described under “Risk Factors” in our annual report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – particularly Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and Canadian dollar and the value of the euro and yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In reviewing our results of operations, it is important to understand net sales and revenues and operating income included in Consolidated Results and individual segment discussions below exclude the results of discontinued operations. Refer to Note 4: Discontinued Operations.
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011.

CONSOLIDATED RESULTS
How We Did in First Quarter 2012
NET SALES AND REVENUES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales and revenues to unaffiliated customers, operating income and net earnings for the quarters ended March 31, 2012 and 2011:

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Net sales and revenues	$1,494	$1,422	$72
Operating income	$101	$236	$(135)
Earnings of discontinued operations, net of tax	$—	$1	$(1)
Net earnings attributable to Weyerhaeuser common shareholders	$41	$99	$(58)
Net earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.08	$0.18	$(0.10)

Comparing First Quarter 2012 with First Quarter 2011
Net sales and revenues
Net sales and revenues increased $72 million – 5 percent – primarily due to the following:

•	Wood Products segment sales increased $108 million, primarily due to higher sales volumes across all major product lines; and

•	Timberlands segment sales increased $20 million, primarily due to higher volumes of logs sold. This was partially offset by lower revenue from land exchanges.
These increases were partially offset by:

•	Cellulose Fibers segment sales decreased $33 million, primarily due to lower pulp price realizations; and

•	Real Estate segment sales decreased $23 million, primarily due to fewer home closings and lower average closing prices due to mix.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $58 million – 59 percent – primarily due to:

•	a pretax gain of $152 million on the sale of 82,000 acres of non-strategic timberlands in 2011; and

•	gross margin decreased $41 million, primarily due to lower pulp price realizations in our Cellulose Fibers segment.
These decreases in our earnings were partially offset by:

•	a $71 million change in income taxes due to the change in discrete tax items and loss in our Taxable REIT Subsidiary (TRS) in 2012 compared to income in our TRS in 2011;

•	a $52 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment; and

•	a $22 million decrease in selling, general and administrative expenses as the result of previous cost reduction efforts and lower share-based compensation expense.

TIMBERLANDS
How We Did in First Quarter 2012
Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters ended March 31, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Net sales and revenues to unaffiliated customers:
Logs:
West	$130	$110	$20
South	50	41	9
Canada	7	7	—
Subtotal logs sales and revenues	187	158	29
Pay as cut timber sales	11	8	3
Timberlands exchanges(1)	8	21	(13)
Higher and better-use land sales(1)	4	4	—
Minerals, oil and gas	7	14	(7)
Products from international operations(2)	25	17	8
Other products	8	8	—
Subtotal net sales and revenues to unaffiliated customers	250	230	20
Intersegment sales:
United States	112	112	—
Other	78	79	(1)
Subtotal intersegment sales	190	191	(1)
Total sales and revenues	$440	$421	$19
Net contribution to earnings	$71	$241	$(170)
______________________________

(1)	Sales of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing First Quarter 2012 with First Quarter 2011
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers increased $20 million – 9 percent – primarily from the following:

•
Western log sales increased by $20 million primarily due to increased sales volumes of 19 percent. Increased export sales to Japan and domestic sales volumes were partially offset by lower domestic prices.

•	Southern log sales increased by $9 million due to increased sales volumes of 22 percent as a result of increased harvest levels in response to increased third party demand.

•	Sales from our international operations increased by $8 million, primarily due to increased plywood sales volumes of 54 percent.
The above items were partially offset by a $13 million decrease in timberland exchanges.
Net contribution to earnings
Net contribution to earnings decreased $170 million – 71 percent – primarily from:

•	a $152 million decrease due to the sale of 82,000 acres of non-strategic timberlands in 2011;

•	a $10 million decrease due to fewer land exchanges and higher and better-use land sales;

•	a $9 million decrease as the mix of export log sales compared to domestic log sales decreased in the West and domestic log prices were lower in both the West and South;

•	operating costs increased $7 million, primarily due to higher fuel and road costs; and

•	a $6 million decrease due to lower mineral income as a result of lower natural gas prices.
The above items were partially offset by a $15 million increase due to increased market demand for logs in the West and an increased harvest level of 24 percent in the South.

Our Outlook
We expect modestly higher earnings from the Timberlands segment in second quarter. We expect higher log sales volumes and slightly improved domestic prices for Western logs, partially offset by an overall increase in fuel costs and seasonally higher silviculture expenses in the West and South.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Third party log sales – cubic meters:
West	1,308	1,095	213
South	1,228	1,005	223
Canada	205	194	11
International	78	72	6
Total	2,819	2,366	453
Fee harvest volumes – cubic meters:
West	1,679	1,611	68
South	2,714	2,180	534
International	172	98	74
Total	4,565	3,889	676

WOOD PRODUCTS
How We Did in First Quarter 2012
Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Net sales and revenues:
Structural lumber	$291	$260	$31
Engineered solid section	65	53	12
Engineered I-joists	41	33	8
Oriented strand board	111	82	29
Softwood plywood	23	15	8
Other products produced	42	35	7
Other products purchased for resale	61	48	13
Net sales and revenues from continuing operations	$634	$526	$108
Net contribution to earnings	$(22)	$(36)	$14
Comparing First Quarter 2012 with First Quarter 2011
Overall performance in our Wood Products segment improved year over year. We continue to focus on reducing costs and increasing revenues by broadening our customer base, introducing new products and improving our operational capabilities. These improvement efforts and slightly better market conditions, have resulted in higher production rates in all primary product lines.
Net sales and revenues
Net sales and revenues increased $108 million – 21 percent – primarily from the following:

•	Structural lumber shipment volumes increased 13 percent.

•	Oriented strand board (OSB) shipment volumes increased 31 percent and average price realizations increased 3 percent.

•	Engineered solid section shipment volumes increased 35 percent.

•	Engineered I-joists shipment volumes increased 23 percent.

•	Softwood plywood shipment volumes increased 26 percent and average price realizations increased 21 percent.

•	Other products purchased for resale increased 27 percent primarily due to a strategic focus on growing our specialty building products business.
The above items were partially offset by a decrease of 10 percent in engineered solid section average price realizations.
Net contribution to earnings
Net contribution to earnings increased $14 million – 39 percent – primarily from:

•	an $8 million increase due to higher sales volumes across all major product lines;

•	an $8 million increase in by-product sales as the result of higher lumber volumes;

•	a $4 million increase as higher OSB, softwood plywood and engineered I-joists price realizations more than offset lower prices for lumber and engineered solid section;

•	manufacturing costs decreased $4 million, primarily due to increased operating rates; and

•	log costs decreased $4 million, primarily due to lower domestic prices in the West and South.
These increases were partially offset by a $12 million increase in freight expense due to higher shipment volumes and fuel costs.

Our Outlook
We anticipate approximately breakeven results from the Wood Products segment in second quarter. We expect higher sales volumes across all product lines and improved selling prices for lumber.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Structural lumber – board feet	937	826	111
Engineered solid section – cubic feet	4	3	1
Engineered I-joists – lineal feet	32	26	6
Oriented strand board – square feet (3/8”)	565	432	133
Softwood plywood – square feet (3/8”)	73	58	15

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Structural lumber – board feet	958	893	65
Engineered solid section – cubic feet	4	4	—
Engineered I-joists – lineal feet	34	30	4
Oriented strand board – square feet (3/8”)	601	494	107
Softwood plywood – square feet (3/8”)	51	53	(2)

CELLULOSE FIBERS
How We Did in First Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Net sales and revenues:
Pulp	$367	$398	$(31)
Liquid packaging board	83	85	(2)
Other products	23	23	—
Total	$473	$506	$(33)
Net contribution to earnings	$44	$86	$(42)

Comparing First Quarter 2012 with First Quarter 2011
Net sales and revenues
Net sales and revenues decreased $33 million – 7 percent – primarily due to:

•	Pulp price realizations decreased $94 per ton – 10 percent – primarily due to an oversupply of global softwood pulp inventories; and

•	Sales volumes for liquid packaging board decreased 4,000 tons – 5 percent.

These decreases were partially offset by an increase in sales volumes for pulp of 13,000 tons – 3 percent.
Net contribution to earnings
Net contribution to earnings decreased $42 million – 49 percent – primarily due to:

•	a $42 million decrease due to lower pulp price realizations; and

•	an $8 million decrease due to increased fiber and chemical costs.

These decreases were partially offset by:

•	a $4 million decrease in operating costs; and

•	a $3 million increase in pulp sales volumes.

Our Outlook
We expect slightly higher earnings from the Cellulose Fibers segment in second quarter due to improved selling prices for pulp, partly offset by higher planned annual maintenance expense.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Pulp – air-dry metric tons	449	436	13
Liquid packaging board – tons	70	74	(4)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Pulp – air-dry metric tons	438	437	1
Liquid packaging board – tons	65	67	(2)

REAL ESTATE
How We Did First Quarter 2012
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters ended March 31, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Net sales and revenues:
Single-family housing	$131	$152	$(21)
Land	3	7	(4)
Other	3	1	2
Total	$137	$160	$(23)
Net contribution to earnings	$(8)	$(1)	$(7)

Here is a comparison of key statistics related to our single-family operations for the quarters ended March 31, 2012 and 2011:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 31, 2012	MARCH 31, 2011	2012 VS. 2011
Homes sold	697	535	162
Homes closed	349	363	(14)
Homes sold but not closed (backlog)	777	611	166
Cancellation rate	10.1%	11.6%	(1.5)%
Traffic	14,272	12,904	1,368
Average price of homes closed	$376,000	$419,000	$(43,000)
Single-family gross margin – excluding impairments (%)(1)	17.3%	21.7%	(4.4)%
 ______________________________

(1)	Single-family gross margin equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).

Comparing First Quarter 2012 with First Quarter 2011
Net sales and revenues
Net sales and revenues decreased $23 million – 14 percent – primarily due to:

•	The average price of homes closed decreased 10 percent to $376,000 in 2012 from $419,000 in 2011.

•	Home closings declined 4 percent to 349 in 2012 from 363 in 2011.
Net contribution to earnings
Net contribution to earnings decreased $7 million primarily due to a $10 million decrease in contribution from single-family closings.

•
Unit closings decreased slightly, but margins declined due to a shift in the mix of homes closed. Changes in mix reflect both changes in product lines (entry-level homes versus move-up products) and changes in geographic markets where the closings occur.

•	This decrease was partially offset by a $3 million improvement in selling, general, and administrative expenses, resulting from lower closing volumes and ongoing cost reduction initiatives.

Our Outlook
We expect a slight profit from the Real Estate segment in second quarter. A land sale completed in April 2012 will contribute approximately $10 million to earnings. We anticipate a small loss from single family homebuilding operations. Home closings should increase seasonally.

UNALLOCATED ITEMS
Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation; pension and postretirement costs; and foreign exchange transaction gains and losses associated with financing. Unallocated items were:

•	$28 million during first quarter 2012 and

•	$(41) million during first quarter 2011.
The $69 million change in unallocated items is primarily due to:

•	a $52 million gain recognized in first quarter 2012 related to a previously announced postretirement plan amendment; and

•	a $23 million decrease in unallocated general and administrative costs as the result of previous cost reduction efforts and lower share-based compensation expense.
Partially offsetting these increases is a $9 million increase in restructuring and impairment costs primarily related to previously closed Wood Products facilities.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$87 million during first quarter 2012 and

•	$93 million during first quarter 2011.
Interest expense incurred decreased due to a lower level of debt.

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
The 2012 provision for income taxes is based on the year-to-date effective tax rate that applies to our TRS. Our 2012 estimated annual effective tax rate, excluding discrete items, differs from the U.S. statutory rate, primarily due to lower tax rates applicable to non-U.S. results. Our estimated annual effective income tax rate from continuing operations applicable to our TRS, excluding discrete items, is 25 percent for 2012. The tax rate for the quarter differs from the estimated annual effective tax rate, primarily due to a different mix of non-U.S. earnings or losses in the quarter relative to the annual period.

Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
2012:
Income taxes on postretirement plan amendment discussed in Note 10	$(18)
State income tax settlements	$8
2011:
Income taxes on a non-strategic timberlands gain discussed in Note 6	$(56)

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.
Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing timing of debt maturities.
The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid for taxes.
Consolidated net cash used in our operations was:

•	$60 million in 2012 and

•	$87 million in 2011.
Comparing 2012 with 2011
Net cash from operations increased $27 million in 2012 as compared with 2011, primarily due to the following:

•
Cash paid for interest decreased $42 million, primarily due to the early retirement of $518 million of debt in second quarter 2011. We paid interest of $114 million in first quarter 2012 compared to $156 million in first quarter 2011.

•
Cash paid to employees, suppliers and others decreased approximately $18 million. Cash paid decreased due to the sale of discontinued operations in third quarter 2011 partially offset by increases in cash paid across all business segments.

•	Net cash inflows related to income taxes increased $12 million. We received income tax refunds of $10 million in first quarter 2012 and paid income taxes of $2 million in first quarter 2011.

Partially offsetting the above increases was a decrease in cash, primarily due to the following:

•
Cash we received from customers decreased approximately $30 million. Cash received decreased due to the sale of discontinued operations in third quarter 2011 partially offset by increased sales in our Timberlands and Wood Products segments.

•
Pension contributions increased $16 million, due almost entirely to the timing of contributions to the Canadian registered and nonregistered pension plans. Contributions to the Canadian plans in 2012 are expected to be comparable to 2011, but are spread more evenly over the year.

Subsequent to quarter end, our Real Estate segment completed a land sale and received approximately $100 million in cash.

Expected Pension Contributions and Benefit Payments
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we expect to:

•	make approximately $83 million of required contributions to our Canadian registered and nonregistered pension plans in 2012;

•	contribute approximately $60 million to our U.S. qualified pension plan for 2012, which is payable by September 15, 2013 if we do not elect to pay it in 2012;

•	contribute approximately $20 million to our U.S. nonqualified pension plans in 2012; and

•	make U.S. and Canadian other postretirement benefit payments of approximately $42 million in 2012.

CASH FROM INVESTING ACTIVITIES
Cash from investing activities can include:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates; and

•	proceeds from sale of assets and operations.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2012	MARCH 31, 2011
Timberlands	$12	$14
Wood Products	6	6
Cellulose Fibers	45	26
Real Estate	1	1
Total	$64	$47
We anticipate that our net capital expenditures for 2012 – excluding acquisitions – will be around $290 million.

Proceeds from the Sale of Nonstrategic Assets
Proceeds received from the sale of nonstrategic assets in 2011 included $192 million for the sale of 82,000 acres of non-strategic timberlands in southwestern Washington.

CASH FROM FINANCING ACTIVITIES
Cash from financing activities can include:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends and repurchasing stock.

Revolving credit facility
Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1.0 billion 4-year revolving credit facility that expires in June 2015. WRECO can borrow up to $50 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in first quarter 2012 or 2011.

Debt covenants
As of March 31, 2012 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facility and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no fewer than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.
As of March 31, 2012, Weyerhaeuser Company had:

•	a defined net worth of $4.9 billion and

•	a defined debt-to-total-capital ratio of 46.1 percent.

Weyerhaeuser Real Estate Company Covenants
Key covenants related to WRECO's revolving credit facility and medium-term notes include the requirement to maintain:

•	a minimum capital base of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.
WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.
Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.
Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.
As of March 31, 2012, WRECO had:

•	a capital base of $847 million and

•	a defined debt-to-total-capital ratio of 51.7 percent.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$5 million in 2012 and

•	$34 million in 2011.

Paying dividends
We paid dividends of $81 million in first quarters 2012 and 2011.
On April 12, 2012, our board of directors declared a regular dividend of 15 cents per share payable June 1, 2012, to shareholders of record at the close of business May 11, 2012.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during first quarter 2012 to our critical accounting policies presented in our 2011 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during first quarter 2012 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2012, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during first quarter 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
There have been no significant changes during first quarter 2012 to risk factors presented in our 2011 Annual Report on Form 10-K.

EXHIBITS

10	Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (Amended and Restated Effective January 1, 2012)

12	Statements regarding computation of ratios

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	May 4, 2012

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Chief Accounting Officer