Form 10-Q
period 2012-06-30
WEYERHAEUSER CO
filed 2012-08-03
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 27, 2012, 537,767,552 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011
Net sales and revenues	$1,793	$1,610	$3,287	$3,032
Cost of products sold	1,516	1,343	2,806	2,520
Gross margin	277	267	481	512
Selling, general and administrative expenses	142	145	292	317
Research and development expenses	8	7	15	14
Charges for restructuring, closures and impairments	4	7	16	11
Other operating income, net (Note 6)	(53)	(19)	(119)	(193)
Operating income	176	127	277	363
Interest income and other	11	9	23	20
Interest expense, net of capitalized interest	(86)	(117)	(173)	(210)
Earnings from continuing operations before income taxes	101	19	127	173
Income taxes (Note 13)	(17)	4	(2)	(52)
Earnings from continuing operations	84	23	125	121
Loss from discontinued operations, net of income taxes (Note 4)	—	(13)	—	(12)
Net earnings attributable to Weyerhaeuser common shareholders	$84	$10	$125	$109
Earnings (loss) per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 3):
Continuing operations	$0.16	$0.04	$0.23	$0.22
Discontinued operations	—	(0.02)	—	(0.02)
Net earnings per share	$0.16	$0.02	$0.23	$0.20
Dividends paid per share	$0.15	$0.15	$0.30	$0.30
Weighted average shares outstanding (in thousands) (Note 3):
Basic	537,966	538,599	537,667	537,873
Diluted	540,033	541,095	539,880	540,790

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011
Net earnings attributable to Weyerhaeuser common shareholders	$84	$10	$125	$109
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	2	(1)	22
Actuarial gains, net of tax expense of $8, $49, $21 and $57	25	96	48	110
Prior service costs, net of tax benefit of $19, $0, $49 and $1	(36)	(4)	(106)	(3)
Unrealized gains on available-for-sale securities	(1)	—	—	—
Total other comprehensive income (loss)	(24)	94	(59)	129
Comprehensive income attributable to Weyerhaeuser common shareholders	$60	$104	$66	$238
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$857	$950
Receivables, less allowances of $4 and $6	494	490
Inventories (Note 7)	487	476
Prepaid expenses	86	68
Deferred tax assets	100	81
Total current assets	2,024	2,065
Property and equipment, less accumulated depreciation of $6,693 and $6,550	2,770	2,901
Construction in progress	208	145
Timber and timberlands at cost, less depletion charged to disposals	3,963	3,978
Investments in and advances to equity affiliates	187	192
Goodwill	40	40
Other assets	435	444
Restricted assets held by special purpose entities	916	916
	10,543	10,681
Real Estate:
Cash and cash equivalents	4	3
Receivables, less discounts and allowances of $6 and $2	38	41
Real estate in process of development and for sale	581	555
Land being processed for development	959	936
Investments in and advances to equity affiliates	20	21
Deferred tax assets	238	240
Other assets	89	113
Consolidated assets not owned	3	8
	1,932	1,917
Total assets	$12,475	$12,598

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(CONTINUED)

	JUNE 30, 2012	DECEMBER 31, 2011
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Current maturities of long-term debt (Note 9)	$184	$12
Accounts payable	360	336
Accrued liabilities (Note 8)	576	593
Total current liabilities	1,120	941
Long-term debt (Note 9)	4,005	4,181
Deferred income taxes	92	93
Deferred pension and other postretirement benefits	1,429	1,467
Other liabilities	400	408
Liabilities (nonrecourse to Weyerhaeuser) held by special purpose entities	778	776
	7,824	7,866
Real Estate:
Long-term debt (Note 9)	283	285
Other liabilities	171	172
Consolidated liabilities not owned	—	8
	454	465
Commitments and contingencies (Note 12)
Total liabilities	8,278	8,331
Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 537,526,343 and 536,425,400 shares	672	671
Other capital	4,620	4,595
Retained earnings	132	176
Cumulative other comprehensive loss (Note 11)	(1,238)	(1,179)
Total Weyerhaeuser shareholders’ interest	4,186	4,263
Noncontrolling interests	11	4
Total equity	4,197	4,267
Total liabilities and equity	$12,475	$12,598
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011
Cash flows from operations:
Net earnings	$125	$109
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	226	243
Deferred income taxes, net	7	26
Pension and other postretirement benefits (Note 10)	(58)	43
Share-based compensation expense	18	17
Charges for impairment of assets	12	3
Net gains on dispositions of assets	(17)	(176)
Foreign exchange transaction (gains) losses (Note 6)	2	(8)
Change in:
Receivables less allowances	(23)	(69)
Receivable for taxes	16	(27)
Inventories	(12)	(31)
Real estate and land	(48)	(34)
Prepaid expenses	(20)	(14)
Accounts payable and accrued liabilities	9	(23)
Deposits on land positions and other assets	22	(4)
Pension and postretirement contributions	(68)	(37)
Other	16	9
Net cash from operations	207	27
Cash flows from investing activities:
Property and equipment	(122)	(74)
Timberlands reforestation	(17)	(19)
Proceeds from sale of assets	24	196
Other	—	(5)
Cash from investing activities	(115)	98
Cash flows from financing activities:
Cash dividends	(161)	(161)
Change in book overdrafts	(20)	(18)
Payments on debt	(6)	(550)
Exercises of stock options	7	37
Other	(4)	(19)
Cash from financing activities	(184)	(711)
Net change in cash and cash equivalents	(92)	(586)
Cash and cash equivalents at beginning of period	953	1,467
Cash and cash equivalents at end of period	$861	$881
Cash paid (received) during the period for:
Interest, net of amount capitalized of $11 and $17	$168	$247
Income taxes	$(15)	$15
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED JUNE 30, 2012 AND 2011

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

RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2012 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. The reclassifications include the following:

•	We changed the way we classify certain transactions as operating or financing on our Consolidated Statement of Cash Flows.

•	Results of operations discontinued in 2011 are presented separately on our Consolidated Statement of Operations. Note 4: Discontinued Operations provides information about our discontinued operations.

•
We now report the elimination of intersegment profit on inventory and the LIFO reserve in Unallocated Items. Previously these company-level adjustments were recorded in the business segments. This provides a better understanding of business operating results.

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
We have disposed of various businesses and operations that are excluded from the segment results below. See Note 4: Discontinued Operations for information regarding our discontinued operations.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011
Sales to and revenues from unaffiliated customers:
Timberlands	$262	$288	$512	$518
Wood Products	776	605	1,410	1,131
Cellulose Fibers	459	526	932	1,032
Real Estate	296	191	433	351
	1,793	1,610	3,287	3,032
Intersegment sales:
Timberlands	146	134	336	325
Wood Products	20	21	40	41
	166	155	376	366
Total sales and revenues	1,959	1,765	3,663	3,398
Intersegment eliminations	(166)	(155)	(376)	(366)
Total	$1,793	$1,610	$3,287	$3,032
Net contribution to earnings from continuing operations:
Timberlands	$77	$118	$147	$359
Wood Products	36	(54)	23	(86)
Cellulose Fibers	36	85	84	177
Real Estate	15	8	7	7
	164	157	261	457
Unallocated items(1)	23	(21)	39	(74)
Net contribution to earnings from discontinued operations	—	(19)	—	(17)
Net contribution to earnings	187	117	300	366
Interest expense, net of capitalized interest	(86)	(117)	(173)	(210)
Income before income taxes (continuing and discontinued operations)	101	—	127	156
Income taxes (continuing and discontinued operations)	(17)	10	(2)	(47)
Net earnings attributable to Weyerhaeuser common shareholders	$84	$10	$125	$109

(1)
Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation; pension and postretirement costs; foreign exchange transaction gains and losses associated with financing; and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 3: NET EARNINGS PER SHARE
Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.16 during second quarter and $0.23 during first half 2012, respectively; and

•	$0.02 during second quarter and $0.20 during first half 2011, respectively.
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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011
Stock options	21,992	24,197	21,992	24,197
Performance share units	537	476	537	476

NOTE 4: DISCONTINUED OPERATIONS

There are no operations classified as discontinued for the quarter and year-to-date periods ended June 30, 2012. Discontinued operations for the quarter and year-to-date periods ended June 30, 2011 include our hardwoods and Westwood Shipping Lines operations, both of which were sold in third quarter 2011. The following table summarizes the components of net sales and net earnings from discontinued operations.

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2011	JUNE 30, 2011
Net sales:
Hardwoods	$97	$195
Westwood Shipping Lines	66	124
Total net sales from discontinued operations	$163	$319
Income (loss) from operations:
Hardwoods	$1	$1
Westwood Shipping Lines	2	4
Other discontinued operations	(13)	(13)
Total loss from discontinued operations	(10)	(8)
Income taxes	3	2
Net loss from operations	(7)	(6)
Charges related to hardwoods sale (after-tax)	(6)	(6)
Net loss from discontinued operations	$(13)	$(12)

Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

Other discontinued operations relate to gains or losses recognized in the period for businesses we have divested in prior years and are included in Unallocated Items. During second quarter 2011 we increased our reserve for estimated future environmental remediation costs and recognized an $11 million charge associated with discontinued operations.

NOTE 5: SHARE-BASED COMPENSATION
In first half 2012, we granted 1,915,486 stock options, 749,333 restricted stock units, 344,237 performance share units, and 52,304 stock appreciation rights. In addition, 373,476 outstanding restricted stock unit awards vested during first half 2012. A total of 1,079,549 shares of common stock were issued as a result of restricted stock unit vesting and stock option exercises.

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

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted in 2012 was $20.44. The vesting provisions for restricted stock units granted in 2012 were as follows:

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

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2012

	Performance Share Units
Performance period	1/1/2012 – 12/31/2013
Valuation date closing stock price	$20.56
Expected dividends	2.92%
Risk-free rate	0.08%	–	0.32%
Volatility	34.66%	–	34.86%

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 30, 2012.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of June 30, 2012

JUNE 30, 2012
Expected volatility	35.76%
Expected dividends	2.68%
Expected term (in years)	2.36
Risk-free rate	0.38%
Weighted average fair value	$4.66
The vesting and post-termination vesting terms for stock appreciation rights granted in 2012 are the same as for stock options described above.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

During first quarter 2012, the directors' deferred compensation plan was amended to allow the directors to elect to receive payments of amounts deferred into stock equivalent units in cash or stock. Elections to receive these deferred amounts in stock resulted in the issuance of 40,889 shares. The number of common shares to be issued in the future to directors who elected common share payments is 489,792.

NOTE 6: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011
Gain on sale of non-strategic timberlands	$—	$—	$—	$(152)
Gain on postretirement plan amendment (Note 10)	(51)	—	(103)	—
Gain on disposition of assets	(7)	(4)	(8)	(8)
Foreign exchange (gains) losses, net	9	(1)	2	(8)
Land management income	(6)	(7)	(12)	(13)
Other, net	2	(7)	2	(12)
Total other operating income, net	$(53)	$(19)	$(119)	$(193)

The $152 million pretax gain on sale of non-strategic timberlands resulted from the sale of 82,000 acres in southwestern Washington.
Foreign exchange (gains) losses result from changes in exchange rates, primarily related to our Canadian operations.
Land management income consists primarily of income derived from leasing, renting and granting easement and rights of way on our timberlands.

NOTE 7: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	DECEMBER 31, 2011
Logs and chips	$70	$68
Lumber, plywood, panels and engineered lumber	142	134
Pulp and paperboard	161	181
Other products	81	76
Materials and supplies	137	137
	591	596
Less LIFO reserve	(104)	(120)
Total	$487	$476

The LIFO – the last-in, first-out method – inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, pulp and paperboard.

NOTE 8: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	DECEMBER 31, 2011
Wages, salaries and severance pay	$110	$136
Pension and postretirement	64	63
Vacation pay	46	44
Income taxes	13	13
Taxes – Social Security and real and personal property	33	29
Interest	99	99
Customer rebates and volume discounts	36	54
Deferred income	62	59
Other	113	96
Total	$576	$593

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2012		DECEMBER 31, 2011
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,189	$4,922	$4,193	$4,579
Real Estate	$283	$284	$285	$291

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.
The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.
We recognized a pretax charge in second quarter 2011 of $26 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. This charge is included in interest expense in our Consolidated Statement of Operations.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
We believe that our other financial instruments, including cash, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value and

•	the allowance for doubtful accounts.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011
Service cost	$12	$13	$26	$25
Interest cost	66	70	131	139
Expected return on plan assets	(105)	(106)	(210)	(211)
Amortization of actuarial loss	45	34	87	69
Amortization of prior service cost	2	3	4	7
Loss due to curtailment and special termination benefits	—	—	—	1
Total net periodic benefit cost	$20	$14	$38	$30

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011
Service cost	$1	$—	$1	$1
Interest cost	3	6	7	12
Amortization of actuarial loss	3	4	7	7
Amortization of prior service credit	(57)	(5)	(115)	(11)
Other	—	—	4	4
Total net periodic benefit cost (credit)	$(50)	$5	$(96)	$13

During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain benefits that were available to both past and present employees. The company recognized a gain of $51 million in second quarter 2012 and $103 million in first half 2012 due to these benefit changes. This gain is included in other operating income and reflected in the amortization of prior service credit in the table above. As of the end of second quarter 2012, the gain for the fourth quarter amendments has been fully recognized.

FAIR VALUE OF PENSION PLAN ASSETS
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in audited financial statements received after we have filed our Annual Report on Form 10-K. The fair value of pension assets as of December 31, 2011 were $15 million higher than we estimated at year end.

We recorded the following adjustment during second quarter 2012 to reflect updated participant information as of the beginning of the year, which was partially offset by the increase in the pension assets:

•	$23 million increase in the liability for deferred pension;

•	$9 million decrease in the liability for deferred income taxes; and

•	$14 million net increase in cumulative other comprehensive loss, which resulted in a decrease in total Weyerhaeuser shareholders' interest.
EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, and updated for final asset valuations and plan and participant information, we expect to:

•	make approximately $87 million of required contributions to our Canadian registered and nonregistered pension plans in 2012;

•	contribute approximately $20 million to our U.S. nonqualified pension plans in 2012; and

•	make U.S. and Canadian other postretirement benefit payments of approximately $42 million in 2012.
Congress passed legislation in June 2012 that changed the way the discount rate is computed for purposes of determining minimum pension contribution funding. Based upon this legislation, we do not expect to have a required contribution to our U.S. qualified plan, which we previously estimated to be $60 million due by September 2013.

NOTE 11: CUMULATIVE OTHER COMPREHENSIVE LOSS
Items included in our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	DECEMBER 31, 2011
Foreign currency translation adjustments	$410	$411
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,773)	(1,821)
Prior service credit not yet recognized in earnings	121	227
Unrealized gains on available-for-sale securities	4	4
Total	$(1,238)	$(1,179)

The change in prior service credit not yet recognized in earnings includes the amortization of a $103 million gain recognized in first half 2012, as the result of previously announced benefit changes. See Note 10: Pension and Other Postretirement Benefit Plans.

NOTE 12: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
This note provides details about our:

•	legal proceedings and

•	environmental matters.

LEGAL PROCEEDINGS
We are party to legal matters generally incidental to our business. The ultimate outcome of any legal proceeding:

•	is subject to a great many variables and

•	cannot be predicted with certainty.
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
As of June 30, 2012, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $33 million. The accrual has not changed materially since the end of 2011.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of June 30, 2012, our total accruals for these obligations was $65 million. The accruals have not changed materially since the end of 2011.
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
The 2012 provision for income taxes is based on the year-to-date effective tax rate that applies to our TRS. Our 2012 estimated annual effective tax rate, excluding discrete items, is 22.7 percent and differs from the U.S. statutory rate, primarily due to lower tax rates applicable to non-U.S. results. The tax rate for the quarter differs from the estimated annual effective tax rate, primarily due to a different mix of non-U.S. earnings or losses in the quarter relative to the annual period.
Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 10	$(18)
State income tax settlements	$8
Second Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 10	$(18)
Income tax settlements	$(3)
First Quarter 2011:
Income taxes on a non-strategic timberlands gain discussed in Note 6	$(56)
Second Quarter 2011:
Tax benefit on early extinguishment of debt discussed in Note 9	$10

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

STATEMENTS
We make forward-looking statements of our expectations regarding third quarter 2012, including:

•
slightly lower export log realizations, lower domestic selling prices for Western logs, somewhat lower Southern log price realizations, higher earnings from the disposition of non-strategic timberlands, and comparable earnings in our Timberlands segment;

•
flat to slightly lower sales volumes, seasonally softer sales realizations, increased log costs in Canada, flat log costs in the South, declining log costs in the West, and solidly profitable results in our Wood Products segment;

•
weaker selling prices for pulp, higher pulp sales volumes, improved productivity, lower annual maintenance expense, reduced chemical and energy and fiber costs, slightly higher freight expense, and significantly higher earnings in our Cellulose Fiber segment; and

•
higher home closing volume, slightly lower average selling prices, gross margins of approximately 20 percent, increased selling expenses, and increased earnings from single-family homebuilding operations in our Real Estate segment.

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

RISKS, UNCERTAINTIES AND ASSUMPTIONS
The major risks and uncertainties – and assumptions that we make – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	the successful execution of our internal performance plans, including restructurings and cost reduction initiatives;

•	the level of competition from domestic and foreign producers;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	raw material prices;

•	energy prices;

•	transportation costs;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	federal tax policies;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•	other factors described under “Risk Factors” in our annual report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – particularly Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and Canadian dollar and the relative value of the euro and yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In reviewing our results of operations, it is important to understand net sales and revenues and operating income included in Consolidated Results and individual segment discussions below exclude the results of discontinued operations. Refer to Note 4: Discontinued Operations.
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended June 30, 2012, compared to the quarter and year-to-date periods ended June 30, 2011. The periods are also referred to as 2012 and 2011 or first half.

CONSOLIDATED RESULTS
How We Did in Second Quarter and Year-to-Date 2012
NET SALES AND REVENUES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales and revenues to unaffiliated customers, operating income and net earnings for the quarters and year-to-date periods ended June 30, 2012 and 2011:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Net sales and revenues	$1,793	$1,610	$183	$3,287	$3,032	$255
Operating income	$176	$127	$49	$277	$363	$(86)
Loss from discontinued operations, net of tax	$—	$(13)	$13	$—	$(12)	$12
Net earnings attributable to Weyerhaeuser common shareholders	$84	$10	$74	$125	$109	$16
Net earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.16	$0.02	$0.14	$0.23	$0.20	$0.03

Comparing Second Quarter 2012 with Second Quarter 2011
Net sales and revenues
Net sales and revenues increased $183 million – 11 percent – primarily due to the following:

•
Wood Products segment sales increased $171 million, primarily due to higher sales volumes across all major product lines and improved selling prices for lumber, oriented strand board (OSB) and plywood; and

•	Real Estate segment sales increased $105 million, primarily due to the sale of a 3,200 acre master planned community in Houston, Texas.
These increases were partially offset by:

•	Cellulose Fibers segment sales decreased $67 million, primarily due to lower pulp price realizations; and

•
Timberlands segment sales decreased $26 million, primarily due to a decrease in timberlands exchanges and lower mineral, oil and gas revenue partially offset by increased sales in our international operations.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $74 million primarily from:

•	a $51 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment; and

•	a $31 million decrease in interest expense due to lower charges associated with the early extinguishment of debt and lower interest due to a lower level of debt.
These increases in our earnings were partially offset by a $21 million change in income taxes due to the change in discrete tax items and income in our TRS in second quarter 2012 compared to a loss in our TRS in second quarter 2011.

Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues
Net sales and revenues increased $255 million – 8 percent – primarily due to the following:

•	Wood Products segment sales increased $279 million, primarily due to higher sales volumes across all major product lines and improved selling prices for lumber, OSB and plywood; and

•	Real Estate segment sales increased $82 million, primarily due to the sale of a 3,200 acre master planned community in Houston, Texas.
These increases were partially offset by a $100 million decrease in Cellulose Fibers segment sales, primarily due to lower pulp price realizations.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $16 million – 15 percent – primarily from:

•	a $103 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment;

•	a $50 million decrease in income taxes due to the change in discrete tax items and lower income in our TRS in year-to-date 2012 compared to our TRS in year-to-date 2011;

•	a $37 million decrease in interest expense due to lower charges associated with the early extinguishment of debt and lower interest due to a lower level of debt; and

•	a $25 million decrease in selling, general and administrative expenses as the result of previous cost reduction efforts and lower share-based compensation expense.
These increases in our earnings were partially offset by:

•	a pretax gain of $152 million on the sale of 82,000 acres of non-strategic timberlands in 2011; and

•
gross margin decreased $31 million, primarily due to lower pulp price realizations in our Cellulose Fibers segment and fewer timberlands exchanges and higher and better-use land sales in our Timberlands segment partially offset by higher price realizations of lumber, OSB and plywood in our Wood Products segment.

TIMBERLANDS
How We Did Second Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Net sales and revenues to unaffiliated customers:
Logs:
West	$146	$152	$(6)	$276	$262	$14
South	56	49	7	106	90	16
Canada	2	1	1	9	8	1
Subtotal logs sales and revenues	204	202	2	391	360	31
Pay as cut timber sales	9	8	1	20	16	4
Timberlands exchanges(1)	7	39	(32)	15	60	(45)
Higher and better-use land sales(1)	5	2	3	9	6	3
Minerals, oil and gas	7	15	(8)	14	29	(15)
Products from international operations(2)	29	21	8	54	38	16
Other products	1	1	—	9	9	—
Subtotal net sales and revenues to unaffiliated customers	262	288	(26)	512	518	(6)
Intersegment sales:
United States	115	107	8	227	219	8
Other	31	27	4	109	106	3
Subtotal intersegment sales	146	134	12	336	325	11
Total sales and revenues	$408	$422	$(14)	$848	$843	$5
Net contribution to earnings	$77	$118	$(41)	$147	$359	$(212)

(1)	Sales of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Second Quarter 2012 with Second Quarter 2011
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers decreased $26 million – 9 percent – primarily from the following:

•	a $32 million decrease in timberlands exchanges;

•	an $8 million decrease in minerals, oil and gas revenue primarily due to lower natural gas prices; and

•	Western log sales decreased $6 million primarily due to lower export and domestic log prices, partially offset by increased sales volumes of 12 percent.
The above items were partially offset by:

•	an $8 million increase in sales from our international operations due to a 16 percent increase in plywood prices and a 42 percent increase in plywood sales volumes; and

•	Southern log sales increased $7 million due to increased sales volumes of 12 percent as a result of increased third party demand.
Net contribution to earnings
Net contribution to earnings decreased $41 million – 35 percent – primarily from:

•	a $24 million decrease due to fewer timberlands exchanges and higher and better-use land sales;

•	a $16 million decrease due to lower export and domestic log prices in the West; and

•	a $7 million decrease in mineral income as a result of lower natural gas prices.
These decreases were partially offset by a $12 million increase, primarily due to increased demand for domestic logs and an increase in harvest levels of 5 percent in the West and 18 percent in the South.

Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers decreased $6 million – 1 percent – primarily from the following:

•	a $45 million decrease in timberlands exchanges; and

•	a $15 million decrease in minerals, oil and gas revenue primarily due to lower natural gas prices.
The above items were partially offset by:

•	Southern log sales increased by $16 million due to increased sales volumes of 17 percent as a result of increased harvest levels in response to increased third party demand.

•	Sales from our international operations increased by $16 million, primarily due to increased plywood prices of 16 percent and plywood sales volumes of 47 percent.

•
Western log sales increased by $14 million primarily due to increased sales volumes of 15 percent. Increased export sales to Japan and domestic sales volumes were partially offset by lower export sales to China and domestic prices.

Net contribution to earnings
Net contribution to earnings decreased $212 million – 59 percent – primarily from:

•	a $152 million decrease due to the sale of 82,000 acres of non-strategic timberlands in 2011;

•	a $34 million decrease due to fewer timberlands exchanges and higher and better-use land sales;

•	a $22 million decrease as the mix of export log sales compared to domestic log sales decreased in the West and domestic log prices were lower in both the West and South;

•	a $14 million decrease in mineral income as a result of lower natural gas prices; and

•	operating costs increased $11 million, primarily due to higher fuel, logging and road costs.
The above items were partially offset by a $25 million increase, primarily due to increased demand for domestic and export logs and an increase in harvest levels of 5 percent in the West and 21 percent in the South.

Our Outlook
We expect comparable earnings from the Timberlands segment in third quarter. We expect higher earnings from disposition of non-strategic timberlands, partially offset by lower domestic selling prices for Western logs and a decline in Southern log price realizations due to mix.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Third party log sales – cubic meters:
West	1,551	1,391	160	2,859	2,486	373
South	1,354	1,211	143	2,582	2,216	366
Canada	54	23	31	259	217	42
International	82	79	3	160	151	9
Total	3,041	2,704	337	5,860	5,070	790
Fee harvest volumes – cubic meters:
West	1,831	1,747	84	3,510	3,358	152
South	2,788	2,355	433	5,502	4,535	967
International	161	221	(60)	333	319	14
Total	4,780	4,323	457	9,345	8,212	1,133

WOOD PRODUCTS
How We Did Second Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Net sales and revenues:
Structural lumber	$370	$290	$80	$661	$550	$111
Engineered solid section	70	64	6	135	117	18
Engineered I-joists	49	48	1	90	81	9
Oriented strand board	138	86	52	249	168	81
Softwood plywood	26	15	11	49	30	19
Other products produced	44	36	8	86	71	15
Other products purchased for resale	79	66	13	140	114	26
Net sales and revenues from continuing operations	$776	$605	$171	$1,410	$1,131	$279
Net contribution to earnings from continuing operations	36	(54)	90	23	(86)	109
Net contribution to earnings from discontinued operations	—	(8)	8	—	(8)	8
Net contribution to earnings	$36	$(62)	$98	$23	$(94)	$117
Overall performance in our Wood Products segment improved year over year. We continue to focus on reducing costs and increasing revenues by broadening our customer base; introducing new products; growing our specialty, as well as commodity building products business; and improving our operational capabilities. These improvement efforts and slightly better market conditions, have resulted in higher production rates in all primary product lines.

Comparing Second Quarter 2012 with Second Quarter 2011
Net sales and revenues
Net sales and revenues increased $171 million – 28 percent – primarily from the following:

•	Structural lumber shipment volumes increased 10 percent and average price realization increased 16 percent.

•	OSB shipment volumes increased 33 percent and average price realizations increased 21 percent.

•	Engineered solid section shipment volumes increased 22 percent.

•	Softwood plywood shipment volumes increased 40 percent and average price realizations increased 25 percent.

•	Other products produced increased 22 percent.

•	Other products purchased for resale increased 20 percent.
The above items were partially offset by a decrease of 11 percent in engineered solid section average price realizations.
Net contribution to earnings
Net contribution to earnings increased $98 million primarily from:

•	a $77 million increase as higher lumber, OSB and plywood price realizations more than offset lower prices for engineered I-joists and engineered solid section;

•	manufacturing costs decreased $13 million, primarily due to increased operating rates;

•	log costs decreased $7 million, primarily due to lower domestic prices in the West;

•	by-product sales increased $7 million as the result of higher lumber production volumes; and

•	2011 included an $8 million loss from discontinued operations.
These increases were partially offset by a $14 million increase in freight expense due to higher shipment volumes.
Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues
Net sales and revenues increased $279 million – 25 percent – primarily from the following:

•	Structural lumber shipment volumes increased 11 percent and average price realization increased 8 percent.

•	OSB shipment volumes increased 32 percent and average price realizations increased 12 percent.

•	Engineered solid section shipment volumes increased 29 percent.

•	Engineered I-joists shipment volumes increased 13 percent.

•	Softwood plywood shipment volumes increased 33 percent and average price realizations increased 23 percent.

•	Other products produced increased 21 percent.

•	Other products purchased for resale increased 23 percent.
The above items were partially offset by a decrease of 10 percent in engineered solid section average price realizations.

Net contribution to earnings
Net contribution to earnings increased $117 million primarily from:

•	an $82 million increase as higher lumber, OSB and plywood price realizations more than offset lower prices for engineered I-joists and engineered solid section;

•	manufacturing costs decreased $24 million, primarily due to increased operating rates;

•	by-product sales increased $15 million as the result of higher lumber production volumes;

•	a $10 million increase in sales volumes across all products;

•	log costs decreased $10 million, primarily due to lower domestic prices in the West and South; and

•	2011 included an $8 million loss from discontinued operations.
These increases were partially offset by a $25 million increase in freight expense due to higher shipment volumes.

Our Outlook
We expect the Wood Products segment to be solidly profitable in third quarter, although not as strong as second quarter results. We expect sales volumes to be flat to down slightly. Sales realizations may soften seasonally, especially for lumber, although overall channel inventories remain thinly stocked. Log costs are projected to increase in Canada, be flat in the South and lower in the West.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Structural lumber – board feet	1,056	963	93	1,993	1,789	204
Engineered solid section – cubic feet	3.9	3.2	0.7	7.5	5.8	1.7
Engineered I-joists – lineal feet	40	38	2	72	64	8
Oriented strand board – square feet (3/8”)	643	484	159	1,208	916	292
Softwood plywood – square feet (3/8”)	81	58	23	154	116	38

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Structural lumber – board feet	1,004	903	101	1,962	1,796	166
Engineered solid section – cubic feet	3.8	3.7	0.1	7.5	7.3	0.2
Engineered I-joists – lineal feet	37	34	3	71	64	7
Oriented strand board – square feet (3/8”)	626	518	108	1,227	1,012	215
Softwood plywood – square feet (3/8”)	50	48	2	101	101	—

CELLULOSE FIBERS
How We Did in Second Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Net sales and revenues:
Pulp	$348	$409	$(61)	$715	$807	$(92)
Liquid packaging board	90	93	(3)	173	178	(5)
Other products	21	24	(3)	44	47	(3)
Total	$459	$526	$(67)	$932	$1,032	$(100)
Net contribution to earnings	$36	$85	$(49)	$84	$177	$(93)

Comparing Second Quarter 2012 with Second Quarter 2011
Net sales and revenues
Net sales and revenues decreased $67 million – 13 percent – primarily due to a decrease in pulp price realizations of $141 per ton – 15 percent – resulting from global uncertainties and a weak euro, while worldwide inventory levels normalized.
Net contribution to earnings
Net contribution to earnings decreased $49 million – 58 percent – primarily due to:

•	a $60 million decrease due to lower pulp price realizations and

•	a $5 million decrease due to increased fiber and chemical costs.

These decreases were partially offset by a $16 million decrease in maintenance and contractor services due to fewer annual maintenance outages in 2012.
Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues
Net sales and revenues decreased $100 million – 10 percent – primarily due to:

•	Pulp price realizations decreased $117 per ton – 13 percent – resulting from global uncertainties and a weak euro, while worldwide inventory levels normalized; and

•	Sales volumes for liquid packaging board decreased 5,000 tons – 3 percent.

These decreases were partially offset by an increase in sales volumes for pulp of 12,000 tons – 1 percent.

Net contribution to earnings
Net contribution to earnings decreased $93 million – 53 percent – primarily due to:

•	a $102 million decrease due to lower pulp price realizations and

•	a $12 million decrease due to increased fiber and chemical costs.

These decreases were partially offset by a $20 million decrease in maintenance and contractor services due to fewer annual maintenance outages in 2012.

Our Outlook
We expect substantially higher Cellulose Fibers earnings in third quarter. We anticipate improved productivity, lower annual maintenance expense and reduced chemical, energy and fiber costs. We expect downward pressure on pulp prices as the weak Euro and the uncertain international economic environment persists. We expect pulp sales volumes to increase, offsetting the effect of lower pulp prices.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Pulp – air-dry metric tons	425	426	(1)	874	862	12
Liquid packaging board – tons	76	77	(1)	146	151	(5)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Pulp – air-dry metric tons	417	410	7	855	847	8
Liquid packaging board – tons	78	80	(2)	143	147	(4)

REAL ESTATE
How We Did Second Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Net sales and revenues:
Single-family housing	$190	$180	$10	$321	$332	$(11)
Land	105	11	94	108	18	90
Other	1	—	1	4	1	3
Total	$296	$191	$105	$433	$351	$82
Net contribution to earnings	$15	$8	$7	$7	$7	$—

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended June 30, 2012 and 2011:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011	JUNE 30, 2012	JUNE 30, 2011	2012 VS. 2011
Homes sold	764	521	243	1,461	1,056	405
Homes closed	508	459	49	857	822	35
Homes sold but not closed (backlog)	1,033	673	360	1,033	673	360
Cancellation rate	15.4%	16.2%	(0.8)%	12.9%	13.9%	(1.0)%
Traffic	17,677	14,885	2,792	31,949	27,789	4,160
Average price of homes closed (in thousands)	$374	$391	$(17)	$375	$404	$(29)
Single-family gross margin – excluding impairments (%)(1)	19.5%	22.4%	(2.9)%	18.6%	22.0%	(3.4)%

(1)	Single-family gross margin equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).

Comparing Second Quarter 2012 with Second Quarter 2011
Net sales and revenues
Net sales and revenues increased $105 million – 55 percent – primarily due to:

•
Revenues from land and lot sales increased $94 million. 2012 included the sale of a 3,200 acre master planned community in Houston, Texas. Land and lot sales are a routine part of our land development business but they do not occur evenly from period to period.

•
Single-family housing revenues increased $10 million. Home closings increased 11 percent to 508 in 2012 from 459 in 2011, but the average price of homes closed decreased 4 percent to $374,000 in 2012 from $391,000 in 2011.

Net contribution to earnings
Net contribution to earnings increased $7 million primarily due to:

•	an $8 million increase in contribution from land and lot sales; and

•	a $2 million improvement in selling, general and administrative expenses.
These improvements were partially offset by a $3 million decrease in contribution from single-family units. Unit closings increased slightly, but margins declined due to a shift in the mix of homes closed. Single-family gross margins were 19.5 percent in 2012 compared to 22.4 percent in 2011. Changes in mix reflect both changes in product lines (entry-level homes versus move-up products) and changes in geographic markets where the closings occur.

Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues
Net sales and revenues increased $82 million – 23 percent – primarily due to a $90 million increase in revenues from land and lot sales. Second quarter 2012 included the sale of a 3,200 acre master planned community in Houston, Texas.
This increase was partially offset by an $11 million decrease in single-family housing revenues. Home closings increased 4 percent to 857 in 2012 from 822 in 2011. The average price of homes closed decreased 7 percent to $375,000 in 2012 from $404,000 in 2011.

Net contribution to earnings
Net contribution to earnings was comparable year over year. Contribution from single-family housing activities decreased $13 million. Unit closings increased slightly, but margins declined due to a shift in the mix of homes closed. Single-family gross margins were 18.6 percent in 2012 compared to 22.0 percent in 2011.
This decrease was offset by:

•	a $9 million increase in contribution from land and lot sales; and

•	a $5 million improvement in selling, general and administrative expenses.

Our Outlook
We expect slightly higher earnings from single-family homebuilding operations in third quarter. We anticipate seasonally higher home closings, partially offset by slightly lower average selling prices due to mix and slightly higher selling expenses due to the additional closing volume.

UNALLOCATED ITEMS
Unallocated items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation; pension and postretirement costs; foreign exchange transaction gains and losses associated with financing; and beginning in 2012, the elimination of intersegment profit in inventory and the LIFO reserve. Unallocated items were:

•	$23 million during second quarter and $39 million during first half 2012.

•	$(32) million during second quarter and $(83) million during first half 2011.
Changes in unallocated items were primarily due to:

•	recognized gains of $51 million during second quarter 2012 and $103 million during first half 2012 related to a previously announced postretirement plan amendment; and

•	second quarter and first half 2011 included an $11 million charge for environmental remediation expense related to discontinued operations.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$86 million during second quarter and $173 million during first half 2012.

•	$117 million during second quarter and $210 million during first half 2011.
Interest expense incurred decreased due to lower charges associated with the early extinguishment of debt and lower interest due to a lower level of debt.
Second quarter and first half 2011 net interest expense includes a pretax charge of $26 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt.

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

The 2012 provision for income taxes is based on the year-to-date effective tax rate that applies to our TRS. Our 2012 estimated annual effective tax rate, excluding discrete items, is 22.7 percent and differs from the U.S. statutory rate, primarily due to lower tax rates applicable to non-U.S. results. The tax rate for the quarter differs from the estimated annual effective tax rate, primarily due to a different mix of non-U.S. earnings or losses in the quarter relative to the annual period.
Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 10	$(18)
State income tax settlements	$8
Second Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 10	$(18)
Income tax settlements	$(3)
First Quarter 2011:
Income taxes on a non-strategic timberlands gain discussed in Note 6	$(56)
Second Quarter 2011:
Tax benefit on early extinguishment of debt discussed in Note 9	$10

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.
Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing timing of debt maturities.
The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt;

•	cash paid for pension and postretirement contributions; and

•	cash paid for taxes.
Consolidated net cash provided in our operations was:

•	$207 million in 2012 and

•	$27 million in 2011.

Comparing 2012 with 2011
Net cash from operations increased $180 million in 2012 as compared with 2011, primarily due to the following:

•
Cash paid to employees, suppliers and others decreased approximately $117 million. Cash paid decreased due to the sale of discontinued operations in third quarter 2011 partially offset by increases in cash paid in our Wood Products segment due to increased production rates.

•
Cash paid for interest decreased $79 million, primarily due to the early retirement of $518 million of debt in second quarter 2011. We paid interest of $168 million in first half 2012 compared to $247 million in first half 2011.

•	Net cash inflows related to income taxes increased $30 million. We received income tax refunds of $15 million in first half 2012 and paid income taxes of $15 million in first half 2011.
Partially offsetting the above increases was a decrease in cash, primarily due to the following:

•
Pension and postretirement contributions increased $31 million, due almost entirely to the timing of contributions to the Canadian registered and nonregistered pension plans. Contributions to the Canadian plans in 2012 are expected to be comparable to 2011, but will be spread more evenly over the year.

•
Cash we received from customers decreased approximately $18 million. Cash received decreased due to the sale of discontinued operations in third quarter 2011 and decreased sales in our Cellulose Fibers segment partially offset by increased sales in our Wood Products segment and a land sale completed in second quarter 2012 in our Real Estate segment, from which we received approximately $98 million in cash.

Expected Pension Contributions and Benefit Payments
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, and updated for final asset valuations and plan and participant information, we expect to:

•	make approximately $87 million of required contributions to our Canadian registered and nonregistered pension plans in 2012;

•	contribute approximately $20 million to our U.S. nonqualified pension plans in 2012; and

•	make U.S. and Canadian other postretirement benefit payments of approximately $42 million in 2012.
Congress passed legislation in June 2012 that changed the way the discount rate is computed for purposes of determining minimum pension contribution funding. Based upon this legislation, we do not expect to have a required contribution to our U.S. qualified plan, which we previously estimated to be $60 million due by September 2013.

CASH FROM INVESTING ACTIVITIES
Cash from investing activities can include:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates; and

•	proceeds from sale of assets and operations.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2012	JUNE 30, 2011
Timberlands	$27	$28
Wood Products	21	12
Cellulose Fibers	89	49
Real Estate	1	1
Unallocated Items	1	1
Discontinued operations	—	2
Total	$139	$93
We anticipate that our net capital expenditures for 2012 – excluding acquisitions – will be around $290 million.

Proceeds from the Sale of Nonstrategic Assets
Proceeds received from the sale of nonstrategic assets in 2011 included $192 million for the sale of 82,000 acres of non-strategic timberlands in southwestern Washington.
During third quarter 2012, our cash will be used to pay approximately $97 million of long-term debt scheduled to mature for one of our monetization special-purpose entities (SPEs). We will receive approximately $110 million in fourth quarter 2012 when the related buyer-sponsored SPE's bank financial instrument matures. More information about these entities, which were formed in connection with the sale of nonstrategic timberlands in 2002, can be found in our annual reports on Form 10-K for 2011 and 2002.

CASH FROM FINANCING ACTIVITIES
Cash from financing activities can include:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends and repurchasing stock.

Debt
We repaid debt of:

•	$6 million in first half 2012, and

•	$550 million in first half 2011.
During third quarter 2012, we will pay $182 million of long-term debt scheduled to mature, including $174 million of Real Estate debt.

Revolving credit facility
Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1.0 billion 4-year revolving credit facility that expires in June 2015. WRECO can borrow up to $50 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in first half 2012 or 2011.

Debt covenants
As of June 30, 2012 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facility and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no fewer than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.
As of June 30, 2012, Weyerhaeuser Company had:

•	a defined net worth of $4.9 billion and

•	a defined debt-to-total-capital ratio of 46.2 percent.

Weyerhaeuser Real Estate Company Covenants
Key covenants related to WRECO's revolving credit facility and medium-term notes include the requirement to maintain:

•	a minimum capital base of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.
WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.
Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.

Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.
As of June 30, 2012, WRECO had:

•	a capital base of $856 million and

•	a defined debt-to-total-capital ratio of 50.0 percent.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$7 million in 2012 and

•	$37 million in 2011.

Paying dividends
We paid dividends of $161 million in first half 2012 and 2011.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during first half 2012 to our critical accounting policies presented in our 2011 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during first half 2012 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2012, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during first half 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 12: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
There have been no significant changes during first half 2012 to risk factors presented in our 2011 Annual Report on Form 10-K.

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

WEYERHAEUSER COMPANY
Date:	August 3, 2012

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Chief Accounting Officer