Form 10-Q
period 2012-09-30
WEYERHAEUSER CO
filed 2012-11-02
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 26, 2012, 541,532,100 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2012	SEPTEMBER 2011	SEPTEMBER 2012	SEPTEMBER 2011
Net sales and revenues	$1,772	$1,569	$5,059	$4,601
Cost of products sold	1,424	1,283	4,230	3,803
Gross margin	348	286	829	798
Selling, general and administrative expenses	156	135	448	452
Research and development expenses	8	7	23	21
Charges for restructuring, closures and impairments (Note 6)	10	41	26	52
Other operating costs (income), net (Note 7)	(28)	3	(147)	(190)
Operating income	202	100	479	463
Interest income and other	15	15	38	35
Interest expense, net of capitalized interest	(87)	(86)	(260)	(296)
Earnings from continuing operations before income taxes	130	29	257	202
Income taxes (Note 15)	(13)	104	(15)	52
Earnings from continuing operations	117	133	242	254
Earnings from discontinued operations, net of income taxes (Note 4)	—	24	—	12
Net earnings attributable to Weyerhaeuser common shareholders	$117	$157	$242	$266
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 3):
Continuing operations	$0.22	$0.25	$0.45	$0.47
Discontinued operations	—	0.04	—	0.02
Net earnings per share	$0.22	$0.29	$0.45	$0.49
Dividends paid per share	$0.15	$0.15	$0.45	$0.45
Weighted average shares outstanding (in thousands) (Note 3):
Basic	539,094	537,969	538,146	537,906
Diluted	542,311	539,827	540,694	540,469

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	SEPTEMBER 2012	SEPTEMBER 2011
Net earnings attributable to Weyerhaeuser common shareholders	$117	$157	$242	$266
Other comprehensive income (loss):
Foreign currency translation adjustments	26	(40)	25	(18)
Actuarial gains, net of tax expense of $10, $20, $31 and $77	17	48	65	158
Prior service costs, net of tax expense (benefit) of $0, $1, ($49) and $2	(2)	(1)	(108)	(4)
Total other comprehensive income (loss)	41	7	(18)	136
Comprehensive income attributable to Weyerhaeuser common shareholders	$158	$164	$224	$402
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 30, 2012	DECEMBER 31, 2011
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$602	$950
Receivables, less allowances of $4 and $6	504	468
Receivables for taxes	97	22
Inventories (Note 8)	512	476
Prepaid expenses	83	68
Deferred tax assets	117	81
Total current assets	1,915	2,065
Property and equipment, less accumulated depreciation of $6,600 and $6,550	2,759	2,901
Construction in progress	220	145
Timber and timberlands at cost, less depletion charged to disposals	3,967	3,978
Investments in and advances to equity affiliates	188	192
Goodwill	40	40
Other assets	352	444
Assets held by variable interest entities (Note 12)	914	916
	10,355	10,681
Real Estate:
Cash and cash equivalents	6	3
Receivables, less discounts and allowances of $6 and $2	36	41
Real estate in process of development and for sale	602	555
Land being processed for development	982	936
Investments in and advances to equity affiliates	20	21
Deferred tax assets	233	240
Other assets	98	113
Assets held by variable interest entities	6	8
	1,983	1,917
Total assets	$12,338	$12,598

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(CONTINUED)

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Current maturities of long-term debt (Note 10)	$340	$12
Accounts payable	356	336
Accrued liabilities (Note 9)	558	593
Total current liabilities	1,254	941
Long-term debt (Note 10)	3,842	4,181
Deferred income taxes	68	93
Deferred pension and other postretirement benefits	1,378	1,467
Other liabilities	477	408
Liabilities (nonrecourse to the company) held by variable interest entities (Note 12)	680	776
	7,699	7,866
Real Estate:
Long-term debt (Note 10)	109	285
Other liabilities	177	172
Liabilities (nonrecourse to the company) held by variable interest entities	—	8
	286	465
Commitments and contingencies (Note 14)
Total liabilities	7,985	8,331
Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 540,671,722 and 536,425,400 shares	676	671
Other capital	4,692	4,595
Retained earnings	169	176
Cumulative other comprehensive loss (Note 13)	(1,197)	(1,179)
Total Weyerhaeuser shareholders’ interest	4,340	4,263
Noncontrolling interests	13	4
Total equity	4,353	4,267
Total liabilities and equity	$12,338	$12,598
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011
Cash flows from operations:
Net earnings	$242	$266
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	338	363
Deferred income taxes, net	22	(77)
Pension and other postretirement benefits (Note 11)	(39)	60
Share-based compensation expense	28	19
Charges for impairment of assets	19	37
Net gains on dispositions of assets(1)	(39)	(227)
Foreign exchange transaction (gains) losses (Note 7)	(8)	11
Change in:
Receivables less allowances	(33)	(34)
Receivable for taxes	15	(19)
Inventories	(34)	(40)
Real estate and land	(95)	(49)
Prepaid expenses	(18)	(14)
Accounts payable and accrued liabilities	10	(74)
Deposits on land positions and other assets	11	(9)
Pension and postretirement contributions	(109)	(64)
Other	19	(5)
Net cash from operations	329	144
Cash flows from investing activities:
Property and equipment	(197)	(136)
Timberlands reforestation	(22)	(23)
Proceeds from sale of assets	36	353
Payments of liabilities held by variable interest entities (Note 12)	(97)	—
Other	(1)	(6)
Cash from investing activities	(281)	188
Cash flows from financing activities:
Cash dividends	(242)	(242)
Change in book overdrafts	(32)	(26)
Payments on debt	(187)	(550)
Exercises of stock options	73	37
Repurchase of common stock (Note 3)	—	(24)
Other	(5)	(23)
Cash from financing activities	(393)	(828)
Net change in cash and cash equivalents	(345)	(496)
Cash and cash equivalents at beginning of period	953	1,467
Cash and cash equivalents at end of period	$608	$971
Cash paid (received) during the period for:
Interest, net of amount capitalized of $16 and $24	$290	$362
Income taxes	$(14)	$21

(1)	Includes gains on timberland exchanges.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2012 AND 2011

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

RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2012 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. The reclassifications include the following:

•	We changed the way we classify certain transactions within operating on our Consolidated Statement of Cash Flows.

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

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	SEPTEMBER 2012	SEPTEMBER 2011
Sales to and revenues from unaffiliated customers:
Timberlands	$267	$252	$779	$770
Wood Products	816	603	2,226	1,734
Cellulose Fibers	459	503	1,391	1,535
Real Estate	230	211	663	562
	1,772	1,569	5,059	4,601
Intersegment sales:
Timberlands	162	154	498	479
Wood Products	18	20	58	61
	180	174	556	540
Total sales and revenues	1,952	1,743	5,615	5,141
Intersegment eliminations	(180)	(174)	(556)	(540)
Total	$1,772	$1,569	$5,059	$4,601
Net contribution to earnings from continuing operations:
Timberlands	$80	$61	$227	$420
Wood Products	59	(80)	82	(166)
Cellulose Fibers	78	139	162	316
Real Estate	17	10	24	17
	234	130	495	587
Unallocated Items(1)	(17)	(15)	22	(89)
Net contribution to earnings from discontinued operations	—	37	—	20
Net contribution to earnings	217	152	517	518
Interest expense, net of capitalized interest	(87)	(86)	(260)	(296)
Income before income taxes (continuing and discontinued operations)	130	66	257	222
Income taxes (continuing and discontinued operations)	(13)	91	(15)	44
Net earnings attributable to Weyerhaeuser common shareholders	$117	$157	$242	$266

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation; pension and postretirement costs; foreign exchange transaction gains and losses associated with financing; and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 3: NET EARNINGS PER SHARE
Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.22 during third quarter and $0.45 during year-to-date 2012, respectively; and

•	$0.29 during third quarter and $0.49 during year-to-date 2011, respectively.
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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2012	SEPTEMBER 2011	SEPTEMBER 2012	SEPTEMBER 2011
Stock options	6,644	23,666	6,644	23,666
Performance share units	516	471	516	471

During third quarter 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our board of directors replaced the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During third quarter 2011, we repurchased 589,824 shares of common stock for $9 million under the 2011 program. Cash settlements of $5 million occurred at the beginning of the fourth quarter. All common stock purchases under the programs were made in open-market transactions. As of September 30, 2012, we had remaining authorization of $233 million for future share repurchases.

NOTE 4: DISCONTINUED OPERATIONS

There are no operations classified as discontinued for the quarter and year-to-date periods ended September 30, 2012. Discontinued operations for the quarter and year-to-date periods ended September 30, 2011 include our hardwoods and Westwood Shipping Lines operations, both of which were sold in third quarter 2011. The following table summarizes the components of net sales and net earnings from discontinued operations.

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2011	SEPTEMBER 2011
Net sales:
Hardwoods	$27	$222
Westwood Shipping Lines	56	180
Total net sales from discontinued operations	$83	$402
Loss from operations:
Hardwoods	$(4)	$(3)
Westwood Shipping Lines	(4)	—
Other discontinued operations	—	(13)
Total loss from discontinued operations	(8)	(16)
Income taxes	3	5
Net loss from operations	(5)	(11)
Net gain (loss) on sale (after-tax):
Hardwoods	(8)	(14)
Westwood Shipping Lines	31	31
Sale of property	6	6
Net earnings from discontinued operations	$24	$12

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

SALE OF HARDWOODS

On August 1, 2011, we completed the sale of our hardwoods operations to American Industrial Partners for consideration of $109 million, of which $25 million was a note receivable. During second quarter 2011, we reduced our hardwoods assets to their fair value less selling costs which resulted in the recognition of a $9 million charge. An additional $10 million pension curtailment charge was recognized in third quarter 2011 when the transaction closed. Total pre-tax charges on the sale of $22 million were recorded in our Wood Products segment. We recognized a tax benefit on the sale of $8 million resulting in a year-to-date net loss of $14 million.

SALE OF WESTWOOD SHIPPING LINES

On September 30, 2011, we completed the sale of Westwood Shipping Lines to J-WesCo of Japan for $58 million in cash. We recognized a pre-tax gain of $49 million in Unallocated and recorded tax expense of $18 million, resulting in a net gain of $31 million.

NOTE 5: SHARE-BASED COMPENSATION
In 2012, we granted 1,915,486 stock options, 749,333 restricted stock units, 344,237 performance share units, and 52,304 stock appreciation rights. In addition, 374,458 outstanding restricted stock unit awards vested during year-to-date 2012. A total of 4,200,554 shares of common stock were issued as a result of restricted stock unit vesting and stock option exercises.

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

PERFORMANCE SHARE UNITS
The weighted average grant date fair value of performance share units granted in 2012 was $21.73. The vesting provisions for performance share units granted in 2012 and that are earned were as follows:

•	units vest 50 percent, 25 percent and 25 percent on the second, third and fourth anniversaries of the grant date, respectively, as long as the individual remains employed by the company;

•	units fully vest in the event of death while employed or disability;

•	units partially vest upon retirement at an age of at least 62 or job elimination depending on the employment period after grant date; and

•	units will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2012

	Performance Share Units
Performance period	1/1/2012 – 12/31/2013
Valuation date closing stock price	$20.56
Expected dividends	2.92%
Risk-free rate	0.08%	–	0.32%
Expected volatility	34.66%	–	34.86%

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 30, 2012.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of September 30, 2012

SEPTEMBER 30, 2012
Expected volatility	31.37%
Expected dividends	2.30%
Expected term (in years)	1.93
Risk-free rate	0.24%
Weighted average fair value	$6.32
The vesting and post-termination vesting terms for stock appreciation rights granted in 2012 are the same as for stock options described above.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

During first quarter 2012, the directors' deferred compensation plan was amended to allow the directors to elect to receive payments of amounts deferred into stock equivalent units in cash or stock. Elections to receive these deferred amounts in stock resulted in the issuance of 40,889 shares. The number of common shares to be issued in the future to directors who elected common share payments is 495,147.

NOTE 6: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
Charges for restructuring, closures and asset impairments for the quarters and year-to-date periods ended September 30, 2012 and 2011, include:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	SEPTEMBER 2012	SEPTEMBER 2011
Restructuring and closure charges:
Termination benefits	$—	$—	$1	$1
Pension and postretirement charges	—	2	—	3
Other restructuring and closure costs	3	5	6	11
	3	7	7	15
Asset Impairments:
Long-lived assets	5	30	16	33
Real estate impairments	—	2	1	2
Other assets	2	2	2	2
	7	34	19	37
Charges for restructuring, closures and impairments	$10	$41	$26	$52

Asset impairments in 2012 are primarily related to unutilized assets held in Unallocated Items that were sold or are currently held for sale.
Asset impairments in third quarter 2011 included $29 million of impairment charges in the Wood Products segment primarily related to the decision to permanently close four engineered lumber facilities that had been previously indefinitely closed. The fair values of the facilities were determined using significant unobservable inputs (Level 3) based on liquidation values.

NOTE 7: OTHER OPERATING COSTS (INCOME), NET
Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Costs (Income), Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	SEPTEMBER 2012	SEPTEMBER 2011
Gain on sale of non-strategic timberlands	$—	$—	$—	$(152)
Gain on postretirement plan amendment (Note 11)	—	—	(103)	—
Gain on disposition of assets	(3)	(6)	(11)	(14)
Foreign exchange losses (gains), net	(10)	18	(8)	10
Land management income	(7)	(6)	(19)	(19)
Other, net	(8)	(3)	(6)	(15)
Total other operating costs (income), net	$(28)	$3	$(147)	$(190)
The $152 million pretax gain on sale of non-strategic timberlands resulted from the sale of 82,000 acres in southwestern Washington. Timberland exchanges and smaller dispositions are included in our net sales and revenue and cost of products sold.
Foreign exchange losses (gains) result from changes in exchange rates, primarily related to our Canadian operations.
Land management income consists primarily of income derived from leasing, renting and granting easement and rights of way on our timberlands.

NOTE 8: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2012	DECEMBER 31, 2011
Logs and chips	$65	$68
Lumber, plywood, panels and engineered lumber	147	134
Pulp and paperboard	178	181
Other products	91	76
Materials and supplies	136	137
	617	596
Less LIFO reserve	(105)	(120)
Total	$512	$476

The LIFO – the last-in, first-out method – inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, pulp and paperboard.

NOTE 9: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2012	DECEMBER 31, 2011
Wages, salaries and severance pay	$129	$136
Pension and postretirement	64	63
Vacation pay	46	44
Income taxes	—	13
Taxes – Social Security and real and personal property	37	29
Interest	71	99
Customer rebates and volume discounts	39	54
Deferred income	66	59
Other	106	96
Total	$558	$593

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2012		DECEMBER 31, 2011
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,182	$4,921	$4,193	$4,579
Real Estate	$109	$111	$285	$291

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.
The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.
We recognized a pretax charge in year-to-date 2011 of $26 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. This charge is included in interest expense in our Consolidated Statement of Operations.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
We believe that our other financial instruments, including cash, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

•	the short-term nature of these instruments,

•	carrying short-term investments at expected net realizable value and

•	the allowance for doubtful accounts.

NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	SEPTEMBER 2012	SEPTEMBER 2011
Service cost	$13	$11	$39	$36
Interest cost	65	68	196	207
Expected return on plan assets	(106)	(104)	(316)	(315)
Amortization of actuarial loss	44	33	131	102
Amortization of prior service cost	2	3	6	10
Loss due to curtailment and special termination benefits	—	13	—	14
Total net periodic benefit cost	$18	$24	$56	$54

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	SEPTEMBER 2012	SEPTEMBER 2011
Service cost	$—	$1	$1	$2
Interest cost	4	6	11	18
Amortization of actuarial loss	3	3	10	10
Amortization of prior service credit	(6)	(6)	(121)	(17)
Other	—	—	4	4
Total net periodic benefit cost (credit)	$1	$4	$(95)	$17

During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain benefits that were available to both past and present employees. The company recognized a gain of $103 million in year-to-date 2012 due to these benefit changes. This gain is included in other operating income and reflected in the amortization of prior service credit in the table above. The benefit related to the fourth quarter 2011 amendments was fully recognized in first and second quarter 2012.

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

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, and updated for events occurring in 2012, we expect to:

•	make approximately $87 million of required contributions to our Canadian registered and nonregistered pension plans in 2012;

•	contribute approximately $20 million to our U.S. nonqualified pension plans in 2012; and

•	make U.S. and Canadian other postretirement benefit payments of approximately $42 million in 2012.
Congress passed legislation in June 2012 that changed the way the discount rate is computed for purposes of determining minimum pension contribution funding. Based upon this legislation, we do not have a required contribution to our U.S. qualified plan, which we previously estimated to be $60 million due by September 2013.

NOTE 12: VARIABLE INTEREST ENTITIES
In third quarter 2012, we repaid a $97 million note related to one of our timber monetization special-purpose entities (SPEs) undertaken in 2002. We will receive approximately $110 million in fourth quarter 2012 when the related financial investment matures. As a result of dissolving one of our SPEs, the deferred tax liability related to our SPEs was reduced to $240 million as of September 30, 2012, compared to $277 million as of December 31, 2011. More information about these entities, which were formed in connection with the sale of nonstrategic timberlands in 2002-2004, can be found in our annual reports on Form 10-K for 2011 and 2002-2004.

NOTE 13: CUMULATIVE OTHER COMPREHENSIVE LOSS
Items included in our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2012	DECEMBER 31, 2011
Foreign currency translation adjustments	$436	$411
Net pension and other postretirement benefit loss not yet recognized in earnings	(1,756)	(1,821)
Prior service credit not yet recognized in earnings	119	227
Unrealized gains on available-for-sale securities	4	4
Total	$(1,197)	$(1,179)

The change in prior service credit not yet recognized in earnings includes the amortization of a $103 million gain recognized in 2012, as the result of previously announced benefit changes. See Note 11: Pension and Other Postretirement Benefit Plans.

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
As of September 30, 2012, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $34 million. The accrual has not changed materially since the end of 2011.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of September 30, 2012, our total accruals for these obligations was $62 million. The accruals have not changed materially since the end of 2011.
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
The 2012 provision for income taxes is based on the year-to-date effective tax rate that applies to our TRS. Our 2012 estimated annual effective tax rate, excluding discrete items, is 55.6 percent and differs from the U.S. statutory rate, primarily due to losses from non-U.S. results where no tax benefit is accrued because it is more likely than not that a benefit will not be realized. The tax rate for the quarter differs from the estimated annual effective tax rate, primarily due to a different mix of earnings or losses in the quarter relative to the annual period and a catch up in the fourth quarter for the estimated change in our effective tax rate.
During third quarter 2012, as a result of reaching agreements with taxing authorities, we reduced our unrecognized tax benefits and recognized a tax provision reduction of $7 million.

Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 11	$(18)
State income tax settlements	$8
Second Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 11	$(18)
Income tax settlements	$(3)
Third Quarter 2012:
Income tax settlements	$7
First Quarter 2011:
Income taxes on a non-strategic timberlands gain discussed in Note 7	$(56)
Second Quarter 2011:
Tax benefit on early extinguishment of debt discussed in Note 10	$10
Third Quarter 2011:
Tax benefit related to foreign tax credits	$83

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

STATEMENTS
We make forward-looking statements of our expectations regarding fourth quarter 2012, including:

•
slightly improved selling prices and comparable sales volumes for Western logs, slightly lower Southern log realizations due to mix and a small seasonal increase in fee harvest volume, increased silviculture costs, earnings from non-strategic land sales expected to be flat and comparable earnings in our Timberlands segment;

•	a seasonal decline in pricing and demand and lower earnings in our Wood Products segment;

•	lower selling prices for fluff pulp, increased sales volumes, lower maintenance expense, somewhat higher energy costs and comparable earnings in our Cellulose Fiber segment; and

•
a seasonal increase in home closings, lower average margins due to mix, higher selling expenses due to additional volume and slightly lower earnings from single-family homebuilding operations in our Real Estate segment.

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
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended September 30, 2012, compared to the quarter and year-to-date periods ended September 30, 2011.

CONSOLIDATED RESULTS
How We Did in Third Quarter and Year-to-Date 2012
NET SALES AND REVENUES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales and revenues to unaffiliated customers, operating income and net earnings for the quarters and year-to-date periods ended September 30, 2012 and 2011:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Net sales and revenues	$1,772	$1,569	$203	$5,059	$4,601	$458
Operating income	$202	$100	$102	$479	$463	$16
Earnings of discontinued operations, net of tax	$—	$24	$(24)	$—	$12	$(12)
Net earnings attributable to Weyerhaeuser common shareholders	$117	$157	$(40)	$242	$266	$(24)
Net earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.22	$0.29	$(0.07)	$0.45	$0.49	$(0.04)

Comparing Third Quarter 2012 with Third Quarter 2011
Net sales and revenues
Net sales and revenues increased $203 million – 13 percent – primarily due to the following:

•
Wood Products segment sales increased $213 million, primarily due to higher sales volumes across all major product lines and improved selling prices for lumber, oriented strand board (OSB) and plywood;

•	Real Estate segment sales increased $19 million as increased home closings more than offset lower average prices for homes closed; and

•	Timberlands segment sales increased $15 million, primarily due to increased timberlands exchanges.
These increases were partially offset by a decrease of $44 million in Cellulose Fibers segment sales, primarily due to lower pulp price realizations.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $40 million – 25 percent – primarily from:

•	a $117 million change in income taxes due to the change in discrete tax items and higher income in our TRS in third quarter 2012 compared to third quarter 2011;

•	a $24 million decrease in net earnings of discontinued operations; and

•
a $21 million increase in selling, general and administrative expenses, primarily due to increased share-based compensation expense in Unallocated Items as the result of a higher stock price in 2012 compared to 2011.

These decreases in our net earnings were partially offset by:

•
gross margin increased $62 million, primarily due to higher price realizations of lumber, OSB and plywood in our Wood Products segment partially offset by lower pulp price realizations in our Cellulose Fibers segment;

•	charges for restructuring, closures and asset impairments decreased $31 million; and

•	a $31 million increase in other operating income, primarily due to change in foreign exchange as a result of a stronger Canadian dollar relative to the U.S. dollar in 2012.

Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues
Net sales and revenues increased $458 million – 10 percent – primarily due to the following:

•	Wood Products segment sales increased $492 million, primarily due to higher sales volumes across all major product lines and improved selling prices for lumber, OSB and plywood; and

•	Real Estate segment sales increased $101 million, primarily due to the sale of a 3,200 acre master planned community in Houston, Texas.
These increases were partially offset by a $144 million decrease in Cellulose Fibers segment sales, primarily due to lower pulp price realizations.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $24 million – 9 percent – primarily from:

•	a pretax gain of $152 million on the sale of 82,000 acres of non-strategic timberlands in 2011; and

•	a $67 million increase in income taxes primarily due to the change in discrete tax items.
These decreases in our net earnings were partially offset by:

•	a $103 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment;

•	a $36 million decrease in interest expense due to lower charges associated with the early extinguishment of debt and lower interest due to a lower level of debt;

•
gross margin increased $31 million, primarily due to higher price realizations of lumber, OSB and plywood in our Wood Products segment partially offset by lower pulp price realizations in our Cellulose Fibers segment and fewer timberland exchanges and lower mineral income in our Timberlands segment; and

•	charges for restructuring, closures and asset impairments decreased $26 million.

TIMBERLANDS
How We Did Third Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Net sales and revenues to unaffiliated customers:
Logs:
West	$132	$144	$(12)	$408	$406	$2
South	60	53	7	166	143	23
Canada	5	4	1	14	12	2
Subtotal logs sales and revenues	197	201	(4)	588	561	27
Pay as cut timber sales	8	9	(1)	28	25	3
Timberlands exchanges(1)	24	2	22	39	62	(23)
Higher and better-use land sales(1)	4	5	(1)	13	11	2
Minerals, oil and gas	8	14	(6)	22	43	(21)
Products from international operations(2)	26	21	5	80	59	21
Other products	—	—	—	9	9	—
Subtotal net sales and revenues to unaffiliated customers	267	252	15	779	770	9
Intersegment sales:
United States	103	102	1	330	321	9
Other	59	52	7	168	158	10
Subtotal intersegment sales	162	154	8	498	479	19
Total sales and revenues	$429	$406	$23	$1,277	$1,249	$28
Net contribution to earnings	$80	$61	$19	$227	$420	$(193)

(1)	Sales of higher and better use timberland and non-strategic timberlands are conducted through Forest Products subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Third Quarter 2012 with Third Quarter 2011
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers increased $15 million – 6 percent – primarily from the following:

•	a $22 million increase in timberlands exchanges;

•	Southern log sales increased $7 million due to higher log prices and a 7 percent increase in sales volumes as the result of increased harvest levels in response to increased third party demand; and

•	a $5 million increase in sales from our international operations due to a 13 percent increase in plywood prices and a 27 percent increase in plywood sales volumes.

The above items were partially offset by:

•	Western log sales decreased $12 million primarily due to lower export and domestic log prices, partially offset by increased sales volumes of 7 percent; and

•	a $6 million decrease in minerals, oil and gas revenue primarily due to lower natural gas prices.
Net contribution to earnings
Net contribution to earnings increase $19 million – 31 percent – primarily from:

•	a $21 million increase in land exchanges and higher and better-use land sales;

•	a $6 million increase due to higher sales volumes and demand for domestic logs, harvest levels increased 11 percent in both the West and South; and

•	a $5 million increase due to higher log prices in the South.
These increases were partially offset by a $13 million decrease due to lower export and domestic log prices in the West.

Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues – unaffiliated customers
Net sales and revenues to unaffiliated customers increased $9 million – 1 percent – notable items include:

•	Southern log sales increased $23 million due to increased sales volumes of 13 percent as a result of increased harvest levels in response to increased third party demand; and

•	a $21 million increase in sales from our international operations, primarily due to increased plywood prices of 11 percent and a 39 percent increase in plywood sales volumes.
The above items were partially offset by:

•	a $23 million decrease in timberlands exchanges; and

•	a $21 million decrease in minerals, oil and gas revenue primarily due to lower natural gas prices.
Net contribution to earnings
Net contribution to earnings decreased $193 million – 46 percent – primarily from:

•	a $152 million decrease due to the sale of 82,000 acres of non-strategic timberlands in 2011;

•	a $34 million decrease as the mix of export log sales compared to domestic log sales decreased in the West and both domestic and export log prices were lower in the West;

•	a $21 million decrease in mineral income as a result of lower natural gas prices;

•	a $15 million decrease due to fewer timberlands exchanges and higher and better-use land sales; and

•	an $11 million increase in operating costs, primarily due to increased logging and maintenance costs.
The above items were partially offset by:

•	a $31 million increase, primarily due to higher sales volumes and demand for domestic and export logs, harvest levels increased 7 percent in the West and 18 percent in the South; and

•	a $7 million increase in earnings from our international operations, primarily due to higher plywood prices and sales volumes.

Our Outlook
We expect comparable earnings from the Timberlands segment in fourth quarter. We expect seasonally higher fee harvest volumes and slightly improved selling prices for Western logs in export and domestic markets, offset by increased silviculture costs, primarily in the South.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Third party log sales – cubic meters:
West	1,480	1,385	95	4,339	3,871	468
South	1,430	1,336	94	4,012	3,552	460
Canada	133	116	17	392	333	59
International	99	88	11	259	239	20
Total	3,142	2,925	217	9,002	7,995	1,007
Fee harvest volumes – cubic meters:
West	1,784	1,604	180	5,294	4,962	332
South	2,809	2,535	274	8,311	7,070	1,241
International	198	270	(72)	531	589	(58)
Total	4,791	4,409	382	14,136	12,621	1,515

WOOD PRODUCTS
How We Did Third Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Net sales and revenues:
Structural lumber	$363	$281	$82	$1,024	$831	$193
Engineered solid section	76	63	13	211	180	31
Engineered I-joists	53	43	10	143	124	19
Oriented strand board	169	96	73	418	264	154
Softwood plywood	34	18	16	83	48	35
Other products produced	41	37	4	127	108	19
Other products purchased for resale	80	65	15	220	179	41
Net sales and revenues from continuing operations	$816	$603	$213	$2,226	$1,734	$492
Net contribution to earnings from continuing operations	59	(80)	139	82	(166)	248
Net contribution to earnings from discontinued operations	—	(17)	17	—	(25)	25
Net contribution to earnings	$59	$(97)	$156	$82	$(191)	$273

Overall performance in our Wood Products segment improved year over year. We continue to focus on reducing costs and increasing revenues by broadening our customer base; introducing new products; growing our specialty, as well as commodity building products business; and improving our operational capabilities. These improvement efforts and better market conditions, have resulted in higher production rates in all primary product lines.
Comparing Third Quarter 2012 with Third Quarter 2011
Net sales and revenues
Net sales and revenues increased $213 million – 35 percent – primarily from the following:

•	Structural lumber shipment volumes increased 8 percent and average price realizations increased 19 percent.

•	OSB shipment volumes increased 15 percent and average price realizations increased 52 percent.

•	Engineered solid section shipment volumes increased 24 percent.

•	Engineered I-joists shipment volumes increased 26 percent.

•	Softwood plywood shipment volumes increased 38 percent and average price realizations increased 37 percent.

•	Other products purchased for resale increased 23 percent.
Net contribution to earnings
Net contribution to earnings increased $156 million primarily from:

•	a $122 million increase as higher lumber, OSB and plywood price realizations more than offset lower prices for engineered I-joists and engineered solid section;

•	a $36 million decrease in restructuring, closures and asset impairments;

•	a $7 million increase in sales volumes across all products; and

•	2011 included a $17 million loss from discontinued operations.
These increases were partially offset by:

•	an $11 million increase in freight expense due to higher shipment volumes; and

•	a $7 million increase in selling, general and administrative expenses, primarily due to increased sales.
Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues
Net sales and revenues increased $492 million – 28 percent – primarily from the following:

•	Structural lumber shipment volumes increased 10 percent and average price realizations increased 12 percent.

•	OSB shipment volumes increased 26 percent and average price realizations increased 25 percent.

•	Engineered solid section shipment volumes increased 27 percent.

•	Engineered I-joists shipment volumes increased 17 percent.

•	Softwood plywood shipment volumes increased 35 percent and average price realizations increased 28 percent.

•	Other products produced increased 18 percent.

•	Other products purchased for resale increased 23 percent.
The above items were partially offset by a decrease of 8 percent in engineered solid section average price realizations.

Net contribution to earnings
Net contribution to earnings increased $273 million primarily from:

•	a $204 million increase as higher lumber, OSB and plywood price realizations more than offset lower prices for engineered I-joists and engineered solid section;

•	a $39 million decrease in restructuring, closures and asset impairments;

•	a $17 million increase in sales volumes across all products;

•	by-product sales increased $16 million as the result of higher lumber production volumes;

•	manufacturing and other costs decreased $9 million, primarily due to increased operating rates;

•	log costs decreased $9 million, primarily due to lower domestic prices in the West and South; and

•	2011 included a $25 million loss from discontinued operations.
These increases were partially offset by:

•	a $36 million increase in freight expense due to higher shipment volumes; and

•	an $8 million increase in selling, general and administrative expenses, primarily due to increased sales.

Our Outlook
We anticipate lower earnings from the Wood Products segment in fourth quarter due to seasonal declines in pricing and demand for most products.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Structural lumber – board feet	1,013	934	79	3,006	2,723	283
Engineered solid section – cubic feet	4.2	3.4	0.8	11.7	9.2	2.5
Engineered I-joists – lineal feet	43	34	9	115	98	17
Oriented strand board – square feet (3/8”)	630	546	84	1,838	1,462	376
Softwood plywood – square feet (3/8”)	95	69	26	249	185	64

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Structural lumber – board feet	945	890	55	2,907	2,686	221
Engineered solid section – cubic feet	4.3	3.4	0.9	11.8	10.7	1.1
Engineered I-joists – lineal feet	39	32	7	110	96	14
Oriented strand board – square feet (3/8”)	642	574	68	1,869	1,586	283
Softwood plywood – square feet (3/8”)	54	49	5	155	150	5

CELLULOSE FIBERS
How We Did in Third Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Net sales and revenues:
Pulp	$354	$391	$(37)	$1,069	$1,198	$(129)
Liquid packaging board	84	87	(3)	257	265	(8)
Other products	21	25	(4)	65	72	(7)
Total	$459	$503	$(44)	$1,391	$1,535	$(144)
Net contribution to earnings	$78	$139	$(61)	$162	$316	$(154)

Comparing Third Quarter 2012 with Third Quarter 2011
Net sales and revenues
Net sales and revenues decreased $44 million – 9 percent – primarily due to a decrease in pulp price realizations of $102 per ton – 11 percent – resulting from global uncertainties and a weak euro, while worldwide inventory levels normalized. The effects of the price decrease was partially offset by an improved sales mix to higher value products.
Net contribution to earnings
Net contribution to earnings decreased $61 million – 44 percent – primarily due to:

•	a $44 million decrease due to lower pulp price realizations, partially offset by an improved sales mix to higher value products;

•	an $11 million increase in maintenance and contractor services, as third quarter 2012 had one annual maintenance outage compared to none in third quarter 2011; and

•	a $7 million increase in freight, warehousing and other operating costs.
Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues
Net sales and revenues decreased $144 million – 9 percent – primarily due to:

•
Pulp price realizations decreased $112 per ton – 12 percent – resulting from global uncertainties and a weak euro, while worldwide inventory levels normalized.The effects of the price decrease was partially offset by an improved sales mix to higher value products.

•	Sales volumes for liquid packaging board decreased 7,000 tons – 3 percent – as the result of weaker demand in Japan.
These decreases were partially offset by an increase in sales volumes for pulp of 18,000 tons – 1 percent.

Net contribution to earnings
Net contribution to earnings decreased $154 million – 49 percent – primarily due to:

•	a $146 million decrease due to lower pulp price realizations, partially offset by an improved sales mix to higher value products;

•	a $22 million increase in fiber, chemical, freight, warehousing and other operating costs; and

•	an $11 million decrease due to lower price realizations within our other products.
These decreases were partially offset by:

•	maintenance and contractor services decreased $10 million due to fewer annual maintenance outages in 2012; and

•	a $9 million increase in other non operating income, which includes earnings from an equity affiliate.

Our Outlook
We expect earnings from the Cellulose Fibers segment to be comparable to third quarter. We anticipate lower selling prices for fluff pulp, offset by somewhat higher sales volume and slightly lower maintenance expense.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Pulp – air-dry metric tons	432	426	6	1,306	1,288	18
Liquid packaging board – tons	74	76	(2)	220	227	(7)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Pulp – air-dry metric tons	453	462	(9)	1,308	1,309	(1)
Liquid packaging board – tons	77	81	(4)	220	228	(8)

REAL ESTATE
How We Did Third Quarter and Year-to-Date 2012
Here is a comparison of net sales and revenues and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2012 and 2011:

NET SALES AND REVENUES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Net sales and revenues:
Single-family housing	$229	$204	$25	$550	$536	$14
Land	1	5	(4)	109	23	86
Other	—	2	(2)	4	3	1
Total	$230	$211	$19	$663	$562	$101
Net contribution to earnings	$17	$10	$7	$24	$17	$7

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended September 30, 2012 and 2011:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011	SEPTEMBER 2012	SEPTEMBER 2011	2012 VS. 2011
Homes sold	637	440	197	2,098	1,496	602
Homes closed	615	508	107	1,472	1,330	142
Homes sold but not closed (backlog)	1,055	605	450	1,055	605	450
Cancellation rate	18.3%	17.4%	0.9%	14.6%	15.0%	(0.4)%
Traffic	17,894	11,803	6,091	49,843	39,592	10,251
Average price of homes closed (in thousands)	$372	$403	$(31)	$374	$403	$(29)
Single-family gross margin – excluding impairments (%)(1)	24.3%	23.0%	1.3%	21.0%	22.4%	(1.4)%

(1)	Single-family gross margin equals revenue less cost of sales and period costs (other than impairments and deposit write-offs).

Comparing Third Quarter 2012 with Third Quarter 2011
Net sales and revenues
Net sales and revenues increased $19 million – 9 percent – primarily due to:

•
Single-family housing revenues increased $25 million. Home closings increased 21 percent to 615 in 2012 from 508 in 2011, but the average price of homes closed decreased 8 percent to $372,000 in 2012 from $403,000 in 2011.

•	Revenues from land and lot sales decreased $4 million. Land and lot sales are a routine part of our land development business but they do not occur evenly from period to period.

Net contribution to earnings
Net contribution to earnings increased $7 million – 70 percent – primarily due to a $9 million increase in contribution from single family housing. Home closings increased 21 percent and single-family gross margins improved to 24.3 percent in 2012 compared to 23.0 percent in 2011. This was partially offset by the effect of lower average prices on homes closed. Changes in average prices and average margins are primarily due to a change in mix. Changes in mix reflect both changes in product lines (entry-level homes versus move-up products) and changes in geographic markets where the closings occur.

Comparing Year-to-Date 2012 with Year-to-Date 2011
Net sales and revenues
Net sales and revenues increased $101 million – 18 percent – primarily due to:

•	Revenues from land and lot sales increased $86 million. Second quarter 2012 included the sale of a 3,200 acre master planned community in Houston, Texas.

•
Single family housing revenues increased $14 million. Home closings increased 11 percent to 1,472 in 2012 from 1,330 in 2011. The average price of homes closed declined 7 percent to $374,000 in 2012 from $403,000 in 2011.

Net contribution to earnings
Net contribution to earnings increased $7 million – 41 percent – primarily due to:

•	an $8 million increase in contribution from land and lot sales; and

•	a $5 million reduction in selling, general and administrative expenses.
These improvements were partially offset by a $4 million decrease in contribution from single-family housing. Home closings increased 11 percent, which was more than offset by decreases in single-family margins and average prices due to a shift in the mix of homes closed. Single-family gross margins were 21.0 percent in 2012 compared to 22.4 percent in 2011.

Our Outlook
Excluding any earnings from potential land sales, we expect slightly lower earnings from single-family homebuilding operations in fourth quarter. We anticipate a seasonal increase in home closings, lower average margins due to mix and higher selling expenses due to the additional closing volume.

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation; pension and postretirement costs; foreign exchange transaction gains and losses associated with financing; and the elimination of intersegment profit in inventory and the LIFO reserve. Unallocated Items were:

•	$(17) million during third quarter and $22 million during year-to-date 2012.

•	$39 million during third quarter and $(44) million during year-to-date 2011.
Changes in Unallocated Items were primarily due to:

•	recognized gains of $103 million during first half 2012 related to a previously announced postretirement plan amendment; and

•
third quarter and year-to-date 2011 included gains of $54 million and $45 million, respectively, related to discontinued operations, including a $49 million gain on the sale of our Westwood Shipping Lines operations.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$87 million during third quarter and $260 million during year-to-date 2012.

•	$86 million during third quarter and $296 million during year-to-date 2011.
Year-to-date interest expense incurred decreased primarily due to lower charges associated with the early extinguishment of debt and lower interest due to a lower level of debt. Year-to-date 2011 net interest expense includes a pretax charge of $26 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt.

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
The 2012 provision for income taxes is based on the year-to-date effective tax rate that applies to our TRS. Our 2012 estimated annual effective tax rate, excluding discrete items, is 55.6 percent and differs from the U.S. statutory rate, primarily due to losses from non-U.S. results where no tax benefit is accrued because it is more likely than not that a benefit will not be realized. The tax rate for the quarter differs from the estimated annual effective tax rate, primarily due to a different mix of earnings or losses in the quarter relative to the annual period and a catch up in the fourth quarter for the estimated change in our effective tax rate.
During third quarter 2012, as a result of reaching agreements with taxing authorities, we reduced our unrecognized tax benefits and recognized a tax provision reduction of $7 million.
Discrete items excluded from the calculation of our effective income tax rates include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 11	$(18)
State income tax settlements	$8
Second Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 11	$(18)
Income tax settlements	$(3)
Third Quarter 2012:
Income tax settlements	$7
First Quarter 2011:
Income taxes on a non-strategic timberlands gain discussed in Note 7	$(56)
Second Quarter 2011:
Tax benefit on early extinguishment of debt discussed in Note 10	$10
Third Quarter 2011:
Tax benefit related to foreign tax credits	$83

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing timing of debt maturities.
The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt;

•	cash paid for pension and postretirement contributions; and

•	cash paid for taxes.
Consolidated net cash provided in our operations was:

•	$329 million in 2012 and

•	$144 million in 2011.
Comparing 2012 with 2011
Net cash from operations increased $185 million in 2012 as compared with 2011, primarily due to the following:

•
Cash paid for interest decreased $72 million, primarily due to the early retirement of $518 million of debt in second quarter 2011. We paid interest of $290 million in year-to-date 2012 compared to $362 million in year-to-date 2011.

•
Cash paid to employees, suppliers and others decreased approximately $63 million. Cash paid decreased due to the sale of discontinued operations in third quarter 2011 partially offset by increases in cash paid in our Wood Products and Real Estate segments due to increased production.

•
Cash we received from customers increased approximately $57 million. Cash received increased due to increased sales in our Wood Products segment and a land sale completed in second quarter 2012 in our Real Estate segment, from which we received approximately $98 million in cash. Partially offsetting this was the sale of discontinued operations in third quarter 2011 and decreased sales in our Cellulose Fibers segment.

•	Net cash inflows related to income taxes increased $35 million. We received income tax refunds of $14 million in year-to-date 2012 and paid income taxes of $21 million in year-to-date 2011.
Partially offsetting the above increases was a decrease in cash as pension and postretirement contributions increased $45 million. In 2011, the majority of contributions to the Canadian registered and nonregistered pension plans occurred in the fourth quarter. Contributions to these plans in 2012 have been spread out more evenly over the year. Overall contributions to the Canadian plans in 2012 are expected to be comparable to 2011.

Expected Pension Contributions and Benefit Payments
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, and updated for events occurring in 2012, we expect to:

•	make approximately $87 million of required contributions to our Canadian registered and nonregistered pension plans in 2012;

•	contribute approximately $20 million to our U.S. nonqualified pension plans in 2012; and

•	make U.S. and Canadian other postretirement benefit payments of approximately $42 million in 2012.
Congress passed legislation in June 2012 that changed the way the discount rate is computed for purposes of determining minimum pension contribution funding. Based upon this legislation, we do not have a required contribution to our U.S. qualified plan, which we previously estimated to be $60 million due by September 2013.

CASH FROM INVESTING ACTIVITIES
Cash from investing activities can include:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates; and

•	proceeds from sale of assets and operations.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2012	SEPTEMBER 2011
Timberlands	$44	$40
Wood Products	37	21
Cellulose Fibers	134	92
Real Estate	2	2
Unallocated Items	2	1
Discontinued operations	—	3
Total	$219	$159
We anticipate that our net capital expenditures for 2012 – excluding acquisitions – will be around $290 million.

Proceeds from the Sale of Nonstrategic Assets
Proceeds received from the sale of nonstrategic assets were $36 million in 2012 and $353 million in 2011. 2011 included:

•	$192 million for the sale of 82,000 acres of non-strategic timberlands in southwestern Washington;

•	$84 million for the sale of our hardwoods operations (we expect to receive an additional $25 million in 2016 from a note receivable);

•	$58 million for the sale of our Westwood Shipping Lines operations; and

•	$19 million for the sale of other non-strategic assets.

Variable Interest Entities
In third quarter 2012, we repaid a $97 million note related to one of our timber monetization special-purpose entities (SPEs) undertaken in 2002. We will receive approximately $110 million in fourth quarter 2012 when the related financial investment matures. More information about these entities, which were formed in connection with the sale of nonstrategic timberlands in 2002-2004, can be found in our annual reports on Form 10-K for 2011 and 2002-2004.

CASH FROM FINANCING ACTIVITIES
Cash from financing activities can include:

•	issuances and payment of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in our book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payment of cash dividends and repurchasing stock.

Debt
We repaid debt of:

•	$187 million in 2012 (including $176 million of Real Estate debt maturities), and

•	$550 million in 2011.
Debt maturities in the next twelve months are:

•	$156 million in first quarter 2013,

•	$21 million in second quarter 2013 and

•	$163 million in third quarter 2013.

Revolving credit facility
Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1.0 billion 4-year revolving credit facility that expires in June 2015. WRECO can borrow up to $50 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in year-to-date 2012 or 2011.

Debt covenants
As of September 30, 2012 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facility and

•	were in compliance with the credit facility covenants.

Weyerhaeuser Company Covenants
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no fewer than four million acres of timberlands.

Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.
As of September 30, 2012, Weyerhaeuser Company had:

•	a defined net worth of $5.1 billion and

•	a defined debt-to-total-capital ratio of 45.5 percent.

Weyerhaeuser Real Estate Company Covenants
Key covenants related to WRECO's revolving credit facility and medium-term notes include the requirement to maintain:

•	a minimum capital base of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.
WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.
Total WRECO defined debt is:

•	total WRECO debt – including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.
Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.
As of September 30, 2012, WRECO had:

•	a capital base of $865 million and

•	a defined debt-to-total-capital ratio of 50.6 percent.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$73 million in 2012 and

•	$37 million in 2011.

Paying dividends and repurchasing stock
We paid dividends of $242 million in year-to-date 2012 and 2011.
On October 11, 2012, our board of directors declared a regular dividend of 17 cents per share, a 13 percent increase in our quarterly dividend, payable November 30, 2012, to shareholders of record at the close of business November 9, 2012.
During third quarter 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our board of directors replaced the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During third quarter 2011, we repurchased 589,824 shares of common stock for $9 million under the 2011 program. Cash settlements of $5 million occurred at the beginning of the fourth quarter. All common stock purchases under the programs were made in open-market transactions. As of September 30, 2012, we had remaining authorization of $233 million for future share repurchases.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during year-to-date 2012 to our critical accounting policies presented in our 2011 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during year-to-date 2012 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2012, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during year-to-date 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 14: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
There have been no significant changes during year-to-date 2012 to risk factors presented in our 2011 Annual Report on Form 10-K.

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

WEYERHAEUSER COMPANY
Date:	November 2, 2012

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Chief Accounting Officer