Form 10-K
period 2012-12-31
WEYERHAEUSER CO
filed 2013-02-19
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
Large accelerated filer  [X]    Accelerated filer  [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes  [X] No
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,825,766,504 based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.
As of February 1, 2013, 544,262,350 shares of the registrant’s common stock ($1.25 par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Notice of 2013 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 11, 2013, are incorporated by reference into Part II and III.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS
We are one of the world's largest private owners of timberlands. We own or control more than 6 million acres of timberlands, primarily in the U.S., and manage another 13.9 million acres under long-term licenses in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. We are also one of the largest manufacturers of wood and specialty cellulose fibers products, and we develop real estate, primarily as a builder of single-family homes. Our company is a real estate investment trust (REIT).
We are committed to operate as a sustainable company and are listed on the Dow Jones World Sustainability Index. We focus on increasing energy and resource efficiency, reducing greenhouse gas emissions, reducing water consumption, conserving natural resources, and offering products that meet human needs with superior sustainability attributes. We operate with world class safety results, understand and address the needs of the communities in which we operate, and present ourselves transparently.
In 2012, we generated $7.1 billion in net sales and employed approximately 13,200 people who serve customers worldwide.
This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the fiscal year ended December 31, 2012.
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

•	Real Estate — our real estate development and single-family home building operations.
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

REAL ESTATE INVESTMENT TRUST (REIT) ELECTION
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses, our real estate development and single-family home building operations and the portion of our Timberlands segment income included in the TRS.

OUR BUSINESS SEGMENTS
In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments:

•	Timberlands,

•	Wood Products,

•	Cellulose Fibers and

•	Real Estate.
Detailed financial information about our business segments and our geographic locations is in Note 2: Business Segments and Note 21: Geographic Areas in the Notes to Consolidated Financial Statements, as well as in this section and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EFFECT OF MARKET CONDITIONS
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 1

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
Our business segments’ competitive strategies are as follows:

•	Timberlands — Extract maximum value from each acre we own or manage.

•	Wood Products — Deliver high-quality lumber, structural panels, engineered wood products and complementary products for residential applications.

•	Cellulose Fibers — Concentrate on value-added pulp products.

•	Real Estate — Deliver unique value propositions in target markets.

SALES OUTSIDE THE U.S.
In 2012, $2.1 billion — 30 percent — of our total consolidated sales and revenues from continuing operations were to customers outside the U.S. Exports from the U.S. decreased $93 million, or 5 percent, primarily due to lower pulp price realizations in our Cellulose Fibers segment. The table below shows sales outside the U.S. for the last three years.

SALES OUTSIDE THE U.S. IN MILLIONS OF DOLLARS
	2012	2011	2010
Exports from the U.S.	$1,682	$1,775	$1,610
Canadian export and domestic sales	348	363	327
Other foreign sales	92	70	52
Total	$2,122	$2,208	$1,989
Percent of total sales	30%	36%	33%

OUR EMPLOYEES
We have approximately 13,200 employees. This number includes:

•	12,350 employed in North America and

•	850 employed by our operations outside of North America.
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

TIMBERLANDS
Our Timberlands business segment manages 6.3 million acres of private commercial forestland worldwide. We own 5.6 million of those acres and have long-term leases on the other 0.7 million acres. In addition, we have renewable, long-term licenses on 13.9 million acres of forestland located in four Canadian provinces. The tables presented in this section include data from this segment's business units as of the end of 2012.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 2

Sustainable Forestry Practices
We are committed to responsible environmental stewardship wherever we operate, managing forests to produce financially mature timber while protecting the ecosystem services they provide. Our working forests include places with unique environmental, cultural, historical or recreational value. To protect their unique qualities, we follow regulatory requirements, voluntary standards and implement the Sustainable Forestry Initiative® (SFI) standard. Independent auditing of all of the forests we own or manage in the United States and Canada certifies that we meet the SFI standard. Our forestlands in Uruguay are Forest Stewardship Council (FSC) certified or managed to the Uruguayan national forestry management standard designed to meet the Program for the Endorsement of Forest Certification (PEFC).
Canadian Forestry Operations
In Canada, we have licenses to operate forestlands that provide raw material for our manufacturing units in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government, which generally are based on prevailing market prices. We transfer logs to our manufacturing units at cost, which means that we do not generate any profit in the Timberlands segment from the harvest of timber from the licensed acres in Canada.
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
Timberlands Products

PRODUCTS	HOW THEY’RE USED
Logs	Logs are made into lumber, other wood and building products and pulp and paper products.
Timberlands	Timberland tracts are exchanged to improve our timberland portfolio or are sold to third parties by our land development subsidiary within this segment.
Timber	Standing timber is sold to third parties.
Minerals, oil and gas	Minerals, oil and gas are sold into construction and energy markets.
Other products	Other products includes seed and seedlings, poles, recreational leases, as well as plywood and hardwood lumber produced by our international operations, primarily in South America.
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
We also use two other units of measure when transacting business including:

•	thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log, but this measure does not include taper or recovery of nonlumber residual products; and

•	green tons — used in the South to measure weight, but factors used for conversion to product volume can vary by species, size, location and season.
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
Our international operations are located primarily in Uruguay. In Uruguay we own 300,000 acres and have long-term leases on 26,000 acres. In China we had a joint venture where we manged 44,000 acres of timberland. We sold our interest in this joint venture during 2012.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 3

In addition, we have renewable, long-term licenses on 13.9 million acres of forestland owned by the provincial government of four Canadian provinces.
Our total timber inventory — including timber on owned and leased land in our U.S. and international operations — is approximately 300 million cubic meters. The timber inventory on licensed lands in Canada is approximately 443 million cubic meters. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

•	varies according to the species, size and quality of the timber; and

•	will change through time as the mix of these variables adjust.
The species, size and grade of the trees affects the relative value of our timberlands.
We maintain our timber inventory in an integrated resource inventory and geographic information system (“GIS”). The resource inventory component of the system is proprietary and is largely based on internally developed technologies, including growth and yield models developed by our research and development organization. The GIS component is based on GIS software that is viewed as the standard in our industry.
Timber inventory data collection and verification techniques include the use of industry standard field sampling procedures as well as proprietary remote sensing technologies in some geographies where they generate improved estimates. The data is collected and maintained at the timber stand level.
DISCUSSION OF OPERATIONS BY GEOGRAPHY
Summary of 2012 Timber Inventory and Timberland Locations
United States

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2012
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
U.S.:
West	154	1,960	—	1,960
South	137	3,380	656	4,036
Total U.S.	291	5,340	656	5,996
Western United States
Our Western acres are well situated to serve the wood product markets in Oregon and Washington. Their location near Weyerhaeuser mills and many third-party facilities allows for multiple sales opportunities. In addition, our location on the West Coast provides access to higher-value export markets for Douglas fir and whitewood logs in Japan, Korea and China. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, positions us to meet the needs of Pacific Rim log markets.
Our lands are composed primarily of Douglas fir, a species highly valued for its structural strength. Our coastal lands also contain whitewood and have a higher proportion of whitewood than our interior holdings. Our management systems, which provide us a competitive operating advantage, range from research and forestry, to technical planning models, mechanized harvesting and marketing and logistics.
2012 WESTERN U.S. INVENTORY BY SPECIES

DOUGLAS FIR/CEDAR
WHITEWOOD
OTHER CONIFER
HARDWOOD
14%
1%
5%
80%

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 4

2012 WESTERN U.S. INVENTORY BY AGE / SPECIES

MILLIONS OF CUBIC METERS
45
40
35
30
25
20
15
10
5
0
AGE (in years)
0-9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
DOUGLAS FIR/CEDAR
WHITEWOOD
OTHER CONIFER
HARDWOOD
Note: Inventory charted also includes areas set aside for conservation

The average age of timber harvested in 2012 was 51 years. Most of our U.S. timberland is intensively managed for timber production, but some areas are conserved for environmental, historical, recreational or cultural reasons. Some of our older trees are protected in acreage set aside for conservation, and some are not yet logged due to harvest rate regulations. While over the long term our average harvest age will decrease in accordance with our sustainable forestry practices, we will only harvest approximately 1.5 percent of our Western acreage each year.
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
2012 SOUTHERN U.S. INVENTORY BY SPECIES
2012 SOUTHERN U.S. INVENTORY BY AGE / SPECIES

MILLIONS OF CUBIC METERS
45
40
35
30
25
20
15
10
5
0
AGE
(in years)
0-4
5-9
10-14
15-19
20-24
25-29
30 +
SOUTHERN YELLOW PINE
HARDWOOD

Note: Inventory charted also includes areas set aside for conservation

The average age of timber harvested in 2012 was 32 years for southern yellow pine. In accordance with our sustainable forestry practices, we harvest approximately 3.0 percent to 3.5 percent of our acreage each year in the South.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 5

International

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2012
	TOTAL INVENTORY	FEE OWNERSHIP	LONG-TERM LEASES	TOTAL ACRES
Uruguay	9	300	26	326
Our forestlands in Uruguay are approximately 51 percent loblolly pine and 49 percent eucalyptus on a hectare basis. On average, the timber in Uruguay is in the first third of its rotation age. It is entering into that part of the growth rotation when we will see increased volume accretion. About 95 percent of the area to be planted has been afforested to date.
2012 INTERNATIONAL INVENTORY BY SPECIES (URUGUAY)
In Uruguay, the target rotation ages are 21 to 22 years for pine and 14 to 17 years for eucalyptus. We manage both species to a grade (appearance) regime.
We also operate a plywood mill in Uruguay with a production capacity of 210,000 cubic meters and a production volume of 200,000 cubic meters reached in 2012.
In Brazil, Weyerhaeuser is a managing partner in a joint venture. We own 67 percent and Fibria Celulose SA owns 33 percent. A hardwood sawmill with 65,000 cubic meters of capacity produces high-value eucalyptus (Lyptus®) lumber and related appearance wood products. The mill’s production in 2012 was 49,600 cubic meters.
Canada — Licensed Timberlands

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2012
	TOTAL INVENTORY LICENSED STANDING VOLUME	TOTAL LICENSE ARRANGEMENTS
Canada:
Alberta	274	5,304
British Columbia	38	1,018
Ontario	39	2,573
Saskatchewan	92	4,968
Total Canada	443	13,863
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 6

Five-Year Summary of Timberlands Production

PRODUCTION IN THOUSANDS
	2012	2011	2010	2009	2008
Fee depletion – cubic meters:
West	7,170	6,595	5,569	6,359	10,626
South	11,488	9,738	8,197	8,996	12,363
International(1)	763	854	349	503	—
Total	19,421	17,187	14,115	15,858	22,989
(1) International forestlands started commercial thinning in 2009 leading to production volumes.
Our Timberlands annual fee depletion represents the harvest of the timber assets we own. Depletion is a method of expensing the cost of establishing the fee timber asset base over the harvest or timber sales volume. The decline in fee depletion from 2008 through 2010 reflects the company’s decision to defer harvest and preserve the long-term value of the assets, as well as two major dispositions in the West.
Five-Year Summary of Timberlands Production - Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2012	2011	2010	2009	2008
West	Grade	90%	90%	92%	90%	91%
	Fiber	10%	10%	8%	10%	9%
South	Grade	59%	58%	55%	55%	56%
	Fiber	41%	42%	45%	45%	44%
International(1)	Grade	67%	55%	65%	65%	—%
	Fiber	33%	45%	35%	35%	—%
Total	Grade	71%	70%	70%	70%	72%
	Fiber	29%	30%	30%	30%	28%
(1) International forestlands started commercial thinning in 2009 leading to production volumes.
HOW MUCH WE SELL
Our net sales to unaffiliated customers over the last two years were:

•	$1.1 billion in 2012 — up 3 percent from 2011; and

•	$1.0 billion in 2011.
Our intersegment sales over the last two years were:

•	$683 million in 2012 — up 6 percent from 2011; and

•	$646 million in 2011.
Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2012	2011	2010	2009	2008
To unaffiliated customers:
Logs:
West	$559	$545	$414	$329	$547
South	233	196	145	144	97
Canada	19	17	17	13	20
Total	811	758	576	486	664
Pay as cut timber sales	37	34	33	31	32
Timberlands sales and exchanges(1)	59	77	109	66	73
Higher and better use land sales(1)	22	25	22	11	11
Minerals, oil and gas	31	53	60	62	61
Products from international operations(2)	106	86	65	44	40
Other products	11	11	9	14	18
Subtotal sales to unaffiliated customers	1,077	1,044	874	714	899
Intersegment sales:
United States	447	424	409	392	817
Canada	236	222	194	145	217
Subtotal intersegment sales	683	646	603	537	1,034
Total	$1,760	$1,690	$1,477	$1,251	$1,933
(1)   Significant dispositions of higher and better use timberland and some non-strategic timberlands are made through Forest Products subsidiaries.
(2)   Products include logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 7

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$ -
$1,034
$537
$603
$646
$683
$899
$714
$874
$1,044
$1,077
2008
2009
2010
2011
2012
Intersegment Sales
Western Logs
Southern Logs
All Other Products

Percentage of 2012 Sales to Unaffiliated Customers

WESTERN LOGS
SOUTHERN LOGS
TIMBERLAND EXCHANGES
MINERALS, OIL AND GAS
PRODUCTS FROM INTERNATIONAL OPERATIONS(1)
OTHER PRODUCTS
52%
22%
5%
3%
10%
8%

Log Sales Volumes
Logs sold to unaffiliated customers in 2012 increased 1.4 million cubic meters — 13 percent — from 2011.

•
Sales volumes in the West increased 631 thousand cubic meters — 12 percent — primarily due to strong export and domestic demand. Our western sales to unaffiliated customers generally are higher-grade logs sold into the export market and domestic-grade logs sold to West Coast sawmills.

•
Sales to unaffiliated customers in the South increased 696 thousand cubic meters — 14 percent — primarily due to increased harvest levels and increased sales of logs to third parties. Our southern sales volumes to unaffiliated customers generally are lower-grade fiber logs sold to pulp or containerboard mills. We use most of our high-grade logs in our own converting facilities.

•	Sales volumes from Canada increased 52 thousand cubic meters — 11 percent — in 2012. This increase in volume to unaffiliated customers primarily was due to increased demand.

•	Sales volumes from our international operations increased 29 thousand cubic meters — 9 percent — in 2012. This increase in volume was mainly due to increased domestic demand in Uruguay.
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
Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands

SALES VOLUMES IN THOUSANDS
	2012	2011	2010	2009	2008
Logs – cubic meters:
West	5,898	5,267	4,476	4,479	6,967
South	5,575	4,879	3,357	3,536	2,347
Canada	531	479	507	409	529
International	343	314	283	305	329
Total	12,347	10,939	8,623	8,729	10,172

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 8

Log Prices
The majority of our log sales to unaffiliated customers involve sales to domestic sawmills and the export market. Log prices in the following tables are on a delivered (mill) basis:
Five-Year Summary of Published Domestic Log Prices (#2 Sawlog Bark On — $/MBF)
Five-Year Summary of Export Log Prices (#2 Sawlog Bark On — $/MBF)
Our log prices are affected by the supply of and demand for grade and fiber logs and are influenced by the same factors that affect log sales. Export log prices are particularly affected by the Japanese housing market.
Our average 2012 log realizations in the West decreased from 2011 — primarily due to lower demand for logs in the Chinese market and an increase in log supply in the domestic market. Our average 2012 log realizations in the South increased slightly from 2011 — primarily due to stronger demand for logs in the South.
Minerals and Energy Products
Mineral revenue decreased in 2012 as recognition of leasing revenue from old leases in the Haynesville Shale trend was completed and low natural gas prices limited the sales of producing gas properties. This decline was partially offset by increased leasing activity in new areas and royalty received from production of oil in the Tuscaloosa Marine Shale trend. Earnings from construction aggregates and industrial minerals decreased slightly.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 9

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

WOOD PRODUCTS
We are a large manufacturer and distributor of wood products primarily in North America and Asia.
WHAT WE DO
Our wood products segment:

•	provides a family of high-quality softwood lumber, engineered lumber, structural panels and other specialty products to the residential, multi-family and light commercial markets;

•	sells our products and services primarily through our own sales organizations and distribution facilities as well as building materials that we purchase from other manufacturers;

•	sells certain products into the repair and remodel market through the wood preserving and home-improvement warehouse channels; and

•	exports our softwood lumber, oriented strand board (OSB) and engineered building materials to Asia.
Wood Products

PRODUCTS	HOW THEY’RE USED
Structural lumber	Structural framing for new residential, repair and remodel, treated applications, industrial and commercial structures
Engineered lumber • Solid section • I-joists	Floor and roof joists, and headers and beams for residential, multi-family and commercial structures
Structural panels • Oriented strand board (OSB) • Softwood plywood	Structural sheathing, subflooring and stair tread for residential, multi-family and commercial structures
Other products	Complementary building products such as cedar, decking, siding, insulation, rebar and engineered lumber connectors
WHERE WE DO IT
We operate manufacturing facilities in the United States and Canada. We distribute through a combination of Weyerhaeuser and third-party locations. Information about the locations, capacities and actual production of our manufacturing facilities is included below.
Principal Manufacturing Locations
Locations of our principal manufacturing facilities as of December 31, 2012, by major product group were:

•	Structural lumber
– U.S. — Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
– Canada — Alberta and British Columbia

•	Engineered lumber
– U.S. — Alabama, Georgia, Louisiana, Oregon and West Virginia
– Canada — British Columbia and Ontario

•	Oriented strand board
– U.S. — Louisiana, Michigan, North Carolina and West Virginia
– Canada — Alberta and Saskatchewan

•	Softwood plywood
– U.S. — Arkansas and Louisiana
Summary of 2012 Wood Products Capacities

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Structural lumber – board feet	4,519	18
Engineered solid section – cubic feet	33	7
Engineered I-joists – lineal feet	380	3
Oriented strand board – square feet (3/8”)	3,015	6
Softwood plywood – square feet (3/8”)	460	2
Capacities include two indefinitely closed facilities that produce engineered solid section and I-joists products.
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities do not include any capacity for facilities that were sold or permanently closed as of the end of 2012.
We currently have two engineered lumber mills that remain indefinitely closed. We expect to reopen these as the residential housing market improves.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 10

During the period of 2008 - 2011, we permanently closed, sold, or ended contractual relationships representing 1,470 million board feet of structural lumber capacity, 470 million square feet of OSB capacity, 165 million lineal feet of engineered I-joists capacity, and 20 million cubic feet of engineered solid section capacity.
Additionally, our hardwoods operations were sold in third quarter 2011 and are excluded from our Wood Product's results below. More information about this sale is in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements.
Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2012	2011	2010	2009	2008
Structural lumber – board feet	3,846	3,528	3,289	3,098	4,451
Engineered solid section – cubic feet(1)	15.4	13.4	14.5	11.3	22.1
Engineered I-joists – lineal feet(1)	147	122	133	109	218
Oriented strand board – square feet (3/8”)	2,511	2,127	1,721	1,448	2,468
Softwood plywood – square feet (3/8”)(2)	214	197	212	150	333
(1) Weyerhaeuser engineered I-joist facilities also may produce engineered solid section. (2) All Weyerhaeuser plywood facilities also produce veneer.
HOW MUCH WE SELL
Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. In 2012, Wood Products net sales were $3.1 billion, an increase of 34 percent, compared with $2.3 billion in 2011.
Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2012	2011	2010	2009	2008
Structural lumber	$1,400	$1,087	$1,044	$846	$1,348
Engineered solid section	279	235	246	219	387
Engineered I-joists	190	161	171	162	284
Oriented strand board	612	354	319	226	404
Softwood plywood	115	66	65	50	134
Other products produced	167	142	125	130	201
Other products purchased for resale	295	231	254	289	562
Total	$3,058	$2,276	$2,224	$1,922	$3,320
Five-Year Trend for Total Net Sales in Wood Products
Percentage of 2012 Net Sales in Wood Products

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 11

Wood Products Volume
The volume of structural lumber, OSB, and engineered lumber sold in 2012 increased from 2011 primarily due to internal improvement efforts and better market conditions in the U.S. housing market.
Five-Year Summary of Sales Volume for Wood Products

SALES VOLUMES IN MILLIONS
	2012	2011	2010	2009	2008
Structural lumber – board feet	4,031	3,586	3,356	3,317	4,648
Engineered solid section – cubic feet	15.4	12.3	13.1	12.2	20.7
Engineered I-joists – lineal feet	152	128	145	139	227
Oriented strand board – square feet (3/8”)	2,508	1,977	1,547	1,386	2,379
Softwood Plywood – square feet (3/8”)	340	249	237	200	438
Wood Products Prices
Prices for commodity wood products — Structural lumber, OSB and Plywood — increased in 2012 from 2011.
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

The North American housing market began to show sustained improvement in 2012. This improvement led to increased demand and resulted in improved pricing for commodity wood products in 2012. The following graphs reflect product price trends for the past five years.
Five-Year Summary of Published Lumber Prices — $/MBF
Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 12

WHERE WE’RE HEADED
Our competitive strategies include:

•	improving our cost competitiveness through operational excellence;

•	expanding our target customer base in both residential and nonresidential markets;

•	increasing our presence in geographies outside of North America; and

•	differentiating our products and services from other manufacturers to create demand for them in the marketplace, and build on our reputation as the preferred provider of quality building products.

CELLULOSE FIBERS
Our cellulose fibers segment is one of the world’s largest producers of absorbent fluff pulp used in products such as diapers. We also manufacture liquid packaging board and other pulp products. We have a 50 percent interest in North Pacific Paper Corporation (NORPAC) — a joint venture with Nippon Paper Industries that produces newsprint and high-brightness publication papers.
WHAT WE DO
Our cellulose fibers segment:

•	provides cellulose fibers for absorbent products in markets around the world;

•	works closely with our customers to develop unique or specialized applications;

•	manufactures liquid packaging board used primarily for the production of containers for liquid products; and

•	is largely energy self sufficient, with 83 percent of its energy derived from black liquor produced at the mills and biomass.
Cellulose Fibers Products

PRODUCTS	HOW THEY’RE USED
Pulp • Fluff pulp (Southern softwood kraft fiber) • Softwood papergrade pulp • Specialty chemical cellulose pulp
• Used in sanitary disposable products that require bulk, softness and absorbency
• Used in products that include printing and writing papers and tissue
• Used in textiles, absorbent products, specialty packaging, specialty applications and proprietary high-bulking fibers

Liquid packaging board	Converted into containers to hold liquids such as milk, juice and tea
Other products • Slush pulp • Wet lap pulp	Used in the manufacture of paper products
WHERE WE DO IT
Our cellulose fibers (pulp) products are distributed through a global direct sales network, and our liquid packaging products are sold directly to carton and food product packaging converters in North America and Asia. Locations of our principal manufacturing facilities by major product group are:

•	Pulp Manufacturing
- U.S. - Georgia (2), Mississippi and North Carolina
- Canada - Alberta

•	Pulp Converting
- U.S. - Mississippi
- Poland (will begin converting in first quarter 2013)

•	Liquid packaging board
- U.S. - Washington
Summary of 2012 Cellulose Fibers Capacities

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,852	5
Liquid packaging board – tons	300	1
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.
Five-Year Summary of Cellulose Fibers Production

PRODUCTION IN THOUSANDS
	2012	2011	2010	2009	2008
Pulp – air-dry metric tons	1,773	1,769	1,774	1,629	1,760
Liquid packaging board – tons	292	307	316	282	297

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 13

HOW MUCH WE SELL
Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution and for direct use. Our net sales were $1.9 billion in 2012, a decrease of 10 percent, compared with $2.1 billion in 2011.
Five-Year Summary of Net Sales for Cellulose Fibers

NET SALES IN MILLIONS OF DOLLARS
	2012	2011	2010	2009	2008
Pulp	$1,433	$1,617	$1,489	$1,148	$1,357
Liquid packaging board	332	346	337	290	290
Other products	89	95	85	73	118
Total	$1,854	$2,058	$1,911	$1,511	$1,765
Five-Year Trend for Total Net Sales in Cellulose Fibers
Percentage of 2012 Net Sales in Cellulose Fibers

PULP
LIQUID PACKAGING BOARD
OTHER PRODUCTS
18%
5%
77%

Pulp Volumes
Our sales volumes of cellulose fiber products were 1.8 million tons in 2012 and 2011.
Factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product and

•	demand for absorbent hygiene products and paper.
Five-Year Summary of Sales Volume for Cellulose Fibers

SALES VOLUMES IN THOUSANDS
	2012	2011	2010	2009	2008
Pulp – air-dry metric tons	1,762	1,756	1,714	1,697	1,704
Liquid packaging board – tons	289	297	311	288	302
Pulp Prices
Our average pulp prices in 2012 decreased compared with 2011 due to:

•	decreased demand,

•	a weak world economic environment and

•	the strengthening of the U.S. dollar.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 14

Five-Year Summary of Published NBSK Pulp Prices — $/ADMT
WHERE WE’RE HEADED
Our competitive strategies include:

•	improving our cost-competitiveness through operational excellence and non-capital solutions;

•	focusing capital investments on product quality, cost reduction and green energy opportunities;

•	driving growth of new products that expand and improve the range of applications for cellulose fibers; and

•	maximizing margin through increased sales of specialty chemical cellulose pulp.

REAL ESTATE
Our Real Estate business segment includes our wholly-owned subsidiary Weyerhaeuser Real Estate Company (WRECO) and its subsidiaries.
WHAT WE DO
The Real Estate segment focuses on:

•	constructing single-family housing and

•	developing residential lots for our use and for sale.
Real Estate Products and Activities

PRODUCTS	HOW THEY’RE USED
Single-family housing	Residential living
Land	Residential lots and land for construction and sale, master-planned communities with mixed-use property
WHERE WE DO IT
Our operations are concentrated in metropolitan areas in Arizona, California, Maryland, Nevada, Texas, Virginia and Washington.
Controlled Lots by Primary Market as of December 31, 2012

PRIMARY MARKETS	NUMBER OF LOTS AT DECEMBER 31, 2012
Arizona	1,477
California	17,844
Maryland and Virginia	3,005
Nevada	1,683
Texas	1,266
Washington	1,239
Total controlled lots	26,514
Our lots are controlled thorough both ownership and the use of options and are in various stages of development. Of the total lots we have under control, approximately 25 percent of them are intended for sale to other builders.
In addition, we control 67,000 lots, mostly under option, in a large master plan community in Nevada, where development and construction is on hold, pending improvement in the local market.
HOW MUCH WE SELL
We are one of the top 20 homebuilding companies in the United States as measured by annual single-family home closings.
Our revenues increased to $1.1 billion in 2012, up 28 percent, compared with $838 million in 2011. Revenues from single-family housing increased $102 million, or 13 percent, as a result of a 21 percent increase in home closings. Revenues from land and lot sales increased $126 million, primarily due to the sale of a 3,200-acre master planned community in Houston, Texas and the sale of commercial acreage and multi-family lots in southern California.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 15

The following factors affect revenues in our Real Estate business segment:

•	The market prices of the homes that we build varies.

•	The product and geographic mix of sales varies based on the following:
– The markets where we build vary by geography.
– We build homes that range in price points to meet our target customers’ needs, from first-time to semi-custom homes based on geography.
– The mix of price points, which differ for traditional, single-family detached homes and attached products such as townhomes and condominiums.

•	Land and lot sales are a component of our activities. These sales do not occur evenly from year to year and may range from approximately 5 percent to 20 percent of total Real Estate revenues annually.

•	From time to time, we sell apartment buildings and other income producing properties.
Five-Year Summary of Net Sales for Real Estate

REVENUE IN MILLIONS OF DOLLARS
	2012	2011	2010	2009	2008
Single-family housing	$870	$768	$842	$832	$1,294
Land	193	67	64	68	99
Other	7	3	17	4	15
Total	$1,070	$838	$923	$904	$1,408
Five-Year Trend for Total Net Sales in Real Estate
Percentage Breakdown of 2012 Net Sales in Real Estate

SINGLE-FAMILY HOMES
LAND DEVELOPMENT AND OTHER
81%
19%

Five-Year Summary of Single-Family Unit Statistics

SINGLE-FAMILY UNIT STATISTICS
	2012	2011	2010	2009	2008
Homes sold	2,659	1,902	1,914	2,269	2,522
Homes closed	2,314	1,912	2,125	2,177	3,188
Homes sold but not closed (backlog)	774	429	439	650	558
Cancellation rate	14.9%	15.7%	19.9%	23.3%	32.4%
Buyer traffic	64,410	50,125	68,430	65,781	112,817
Average price of homes closed	$376,000	$402,000	$396,000	$382,000	$406,000
Single-family gross margin – excluding impairments (%)(1)	20.7%	23.3%	23.7%	17.5%	15.1%
(1) Single-family gross margin equals revenue less cost of sales and period costs (other than impairments, deposit write-offs and project abandonments).

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 16

WHERE WE’RE HEADED
Our competitive strategies include:

•	offering customer-driven, distinct value propositions to specific market niches in each of our targeted geographies;

•	delivering quality homes to satisfied customers — measured, in part, by “willingness to refer” rates from independent surveys of homebuyers;

•	replicating best practices developed in each geographic area; and

•	optimizing value from our land portfolio, through both internal absorption of lots for homebuilding and sales to third parties.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 17

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS
Many social values are expressed in the laws and regulations that pertain to growing and harvesting timber. We participate in voluntary certification of our timberlands to assure that we sustain their values including the protection of wildlife and water quality. We are also subject to laws regulating forestry practices. Changes in law and regulation can significantly affect local or regional timber harvest levels, production costs and market values of timber-based raw materials.

REGULATIONS AFFECTING FORESTRY PRACTICES
In the United States, regulations established by federal, state and local governments or agencies to protect water quality and wetlands could affect future harvests and forest management practices on some of our timberlands. Forest practice acts in some states in the United States that affect present or future harvest and forest management activities include:

•	limits on the size of clearcuts,

•	requirements that some timber be left unharvested to protect water quality and fish and wildlife habitat,

•	regulations regarding construction and maintenance of forest roads,

•	rules requiring reforestation following timber harvest and

•	various related permit programs.
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
In Canada, our forest operations are carried out on public forestlands under forest licenses with the provinces. All forest operations are subject to:

•	forest practices and environmental regulations and

•	license requirements established by contract between us and the relevant province designed to:
– protect environmental values and
– encourage other stewardship values.
On May 18, 2010, 21 member companies of the Forest Products Association of Canada (FPAC), including Weyerhaeuser’s Canadian subsidiary, announced the signing of a Canadian Boreal Forest Agreement (CBFA) with nine environmental organizations. The CBFA applies to approximately 72 million hectares of public forests licensed to FPAC members and, when fully implemented, is expected to lead to the conservation of significant areas of Canada’s boreal forest and protection of woodland caribou. CBFA signatories continue to work on management plans to be proposed to provincial governments, and to communicate with aboriginal and local communities to seek their participation in advancing the goals of the CBFA. Progress under the CBFA is measured by an independent auditor.

ENDANGERED SPECIES PROTECTIONS
In the United States, a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws, including:

•	the northern spotted owl, the marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest;

•	several freshwater mussel and sturgeon species; and

•	the red-cockaded woodpecker, gopher tortoise, gopher frog and American burying beetle in the South or Southeast.
Additional species or populations may be listed as threatened or endangered as a result of pending or future citizen petitions or petitions initiated by federal or state agencies. In addition, significant citizen litigation seeks to compel the federal agencies to designate "critical habitat" for ESA-listed species, and many cases have resulted in settlements under which designations will be implemented over time. Such designations may adversely affect some management activities and options. Restrictions on timber harvests can result from:

•	federal and state requirements to protect habitat for threatened and endangered species,

•	regulatory actions by federal or state agencies to protect these species and their habitat and

•	citizen suits under the ESA.
Such actions could increase our operating costs and affect timber supply and prices in general. To date these measures have not had, and in 2013 will not have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionally affect Weyerhaeuser as compared with comparable operations of U.S. competitors.
In Canada:

•	The federal Species at Risk Act (SARA) requires protective measures for species identified as being at risk and for critical habitat.

•	Environment Canada announced a series of western science studies in 2010 that, with other landscape information, are designed to identify critical habitat.

•	The Canadian Minister of the Environment released for comment in 2011, a strategy for the recovery of the boreal population of woodland caribou under the SARA.
The identification and protection of habitat may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of forestlands in Canada. To date these Canadian measures have not had, and in 2013 will not have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionally affect Weyerhaeuser as compared with similar operations of Canadian competitors.

FOREST CERTIFICATION STANDARDS
We operate in North America under the Sustainable Forestry Initiative (SFI®). This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. SFI® is an independent standard, overseen by a governing board consisting of:

•	conservation organizations,

•	academia,

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 18

•	the forest industry and

•	large and small forest landowners.
Ongoing compliance with SFI® may result in some increases in our operating costs and curtailment of our timber harvests in some areas. There also is competition from other private certification systems, primarily the Forest Stewardship Council (FSC), coupled with efforts by supporters to further those systems by persuading customers of forest products to require products certified to their preferred system. Certain features of the FSC system could impose additional operating costs on timberland management. Because of the considerable geographic variation in FSC standards and variability in how those standards are interpreted and applied, if sufficient marketplace demand develops for products made from raw materials sourced from other than SFI certified forests, we could incur additional costs for operations and be required to reduce harvest levels.

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
We believe that these kinds of programs have not had, and in 2013 will not have, a significant effect on the total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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
We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2013, although they may have such an effect in the future. In 2008, FPAC, of which we are a member, signed a Memorandum of Understanding with the Assembly of
First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal
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
We estimate that we had no capital expenditures made primarily for environmental compliance in 2012. Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect no material capital expenditures for environmental compliance in 2013.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 19

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
We spent approximately $6 million in 2012 and expect to spend approximately $6 million in 2013 on environmental remediation of these sites.
It is our policy to accrue for environmental-remediation costs when we:

•	determine it is probable that such an obligation exists and

•	can reasonably estimate the amount of the obligation.
We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $32 million. The excess amounts required may be insignificant or could range, in the aggregate, up to $95 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.
The United States Environmental Protection Agency (EPA) had promulgated regulations for air emissions from:

•	pulp and paper manufacturing facilities,

•	wood products facilities and

•	industrial boilers.
These regulations cover:

•	hazardous air pollutants that require use of maximum achievable control technology (MACT); and

•	controls for pollutants that contribute to smog, haze and more recently greenhouse gases.
The U.S. Court of Appeals for the D.C. Circuit issued decisions in 2007:

•	vacating the MACT standards for air emissions from industrial boilers and process heaters and

•	remanding the standards for plywood and composite wood products to the EPA.
In 2012, EPA issued new MACT standards for industrial boilers and process heaters and completed a technology and residual risk review for the MACT standards applicable to pulping and bleaching operations at pulp and paper manufacturing facilities. As a result of these recent final actions by the EPA, we expect we might spend as much as $25 million to $45 million over the next few years to comply with the MACT standards.
The EPA must still promulgate:

•	technology and residual risk review for pulp and paper manufacturing facilities and

•	supplemental MACT standards for plywood and composite products.
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

•
issued a final rule in 2010 that applies to our manufacturing operations on a project-by-project basis that would limit the growth in greenhouse gas emissions from new projects meeting certain emission thresholds;

•	issued a final rule deferring until mid-2014 greenhouse gas permitting requirements for carbon dioxide emissions from biomass; and

•	initiated in 2011 efforts to further develop independent scientific analysis and rulemaking on how biomass emissions should be treated.
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

•	determined to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels; and

•	reduced greenhouse gas emissions by approximately 31 percent considering changes in the asset portfolio according to 2011 data, compared to our 2000 baseline.
Additional factors that could affect greenhouse gas emissions in the future include:

•	policy proposals by state governments regarding regulation of greenhouse gas emissions,

•	Congressional legislation regulating greenhouse gas emissions within the next several years and

•	establishment of a multistate or federal greenhouse gas emissions reduction trading systems with potentially significant implications for all U.S. businesses.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 20

It is not yet known when and to what extent these policy activities may come into force or how they may relate to each other in the future.
We believe these measures have not had, and in 2013 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA
In Canada:

•
We participate in negotiations between the FPAC and Environment Canada to define industry obligations for complying with Canada’s national plan for reducing greenhouse gas emissions and achieving ambient air quality objectives over the next several years.

•	We work with provincial forestry associations to develop technically sound and economically viable policies, practices and procedures for measuring, reporting and managing greenhouse gas emissions and protecting air quality.
The Canadian federal government:

•	proposed a regulatory framework for air emissions in 2007 that adopted some aspects of the Kyoto Protocol;

•	called for mandatory reductions in greenhouse gas emissions for heavy industrial emissions producers, among other measures, to be put in place by 2010;

•	signed the Copenhagen Accord in December 2009, committing to reducing its greenhouse gas emissions by 17 percent below 2005 levels; and

•	announced in December 2011 that it was withdrawing from the Kyoto Protocol.
Environment Canada is moving forward with a sector-based approach for GHG reduction and is currently working with provincial regulatory authorities to try to harmonize with their regulations.
All Canadian provincial governments:

•	have greenhouse gas reporting requirements;

•	are working on reduction strategies; and

•	together with the Canadian federal government, are considering new or revised emission standards.
We believe these measures have not had, and in 2013 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF WATER
In the U.S., as a result of litigation (some of which is ongoing), additional federal or state permits will be required in the future under the federal Clean Water Act in one or more of the states in which we operate. These permits relate to:

•	pollution discharges from forest roads,

•	other drainage features on forest land and

•	the application of pesticides, including herbicides, on forest lands.
Such permits, some of which became effective in early 2012, will entail additional costs for Weyerhaeuser and some other forest landowners.
In Canada, in 2011, a National Round Table on the Environment and the Economy (NRTEE) proposed changes to water-use management across Canada and recommended that federal, provincial and territorial governments develop new water strategies. NRTEE has convened experts from across Canada to develop a national action plan on how to effectively implement the report's recommendations. Recommendations, if adopted by the Federal government, may entail additional costs. However, we do not expect a disproportionate effect on Weyerhaeuser as compared to comparable operations of other forest landowners. In June 2012, the federal government announced that NRTEE's funding will end in 2013.

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
In Canada, various levels of government have started work to address water usage and quality issues. Regional watershed protection is increasing and appears to be a part of future water strategies across Canada. We established a goal in May 2008 to reduce water use at our cellulose fibers mills 20 percent by 2012, using a 2007 baseline. We achieved a 19 percent water use reduction in 2011 compared to our 2007 baseline.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 21

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
STATEMENTS
We make forward-looking statements of our expectations regarding first quarter 2013, including:

•
improved selling prices for Western domestic and export logs, a seasonal decline in Southern fee harvest volumes, decreased earnings from dispositions of non-strategic timberlands and comparable earnings in our Timberlands segment excluding dispositions of non-strategic timberlands;

•
increased average sales realizations for lumber and oriented strand board, seasonally higher sales volumes across all product lines, improved operating rates, higher raw material costs and significantly higher earnings in our Wood Products segment;

•	increased maintenance expense, slightly higher average selling prices for pulp and lower earnings in our Cellulose Fibers segment; and

•	seasonally lower home closings, comparable margins, decreased selling expenses due to lower closing volumes and a slight profit from single-family homebuilding in our Real Estate segment.
In addition, we base our forward-looking statements on the expected effect of:

•	the economy;

•	regulations;

•	adverse litigation outcomes and the adequacy of reserves;

•	changes in accounting principles;

•	contributions to pension plans;

•	projected benefit payments;

•	projected tax rates and credits; and

•	other related matters.
RISKS, UNCERTAINTIES AND ASSUMPTIONS
Major risks and uncertainties — and assumptions that we make — that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	level of competition from domestic and foreign producers;

•	raw material prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestations and other natural disasters;

•	energy prices;

•	the successful execution of our internal performance plans, including restructurings and cost reduction initiatives;

•	transportation costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•	other factors described under Risk Factors.
EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia — especially Japan and China;

•	currency exchange rates — particularly the relative value of the U.S. dollar to the euro and the Canadian dollar, and the relative value of the euro to the yen; and

•	restrictions on international trade or tariffs imposed on imports.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 22

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
The overall levels of demand for the products we manufacture and distribute reflect fluctuations in levels of end-user demand which consequently impact our sales and profitability. End-user demand depends in part on general macroeconomic conditions in North America and worldwide as well as on local economic conditions. Current economic conditions in the United States reflect slow growth and high levels of consumer and business uncertainty, which has been fueled by fiscal concerns with the U.S. as well as global economic issues such as European sovereign debt and slowing growth in China. The homebuilding industry (including our Real Estate Business), has seen increased demand for new homes resulting in falling inventories, which contributed to some improvement in selling prices for new and existing homes. This improvement is highly dependent on continued improvement in the overall economy, the relative health of which has been subject to the numerous shocks and obstacles, including those mentioned earlier. Our Wood Products segment is highly dependent on the strength of the homebuilding industry. The decline in home construction activity, which occurred as a result of the credit bubble and recession resulted in depressed prices of and demand for wood products and building materials. This was reflected in lower prices and demand for logs and reduced harvests in our Timberland segment. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions. Those conditions improved for some sectors such as homebuilding, but deteriorated for other sectors such as cellulose fibers, as the global demand for pulp has declined with the slowing economies in Europe and Asia.

COMMODITY PRODUCTS
Many of our products are commodities that are widely available from other producers.
Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. Prices for our products are affected by many factors outside of our control, and we have no influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control. Prices of and demand for many of our products have fluctuated significantly in recent quarters, while many of our raw material or energy costs have increased. As a result, both sales and profitability are subject to volatility due to market forces beyond our control.

INDUSTRY SUPPLY OF LOGS, WOOD PRODUCTS AND PULP
Excess supply of products may adversely affect prices and margins.
Oversupply of products also may result from producers introducing new capacity or increasing harvest levels in response to favorable short-term pricing trends. Industry supplies of pulp also are influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar in recent years has improved the company’s competitive position, the recent strengthening of the U.S. dollar and decreases in demand for consumer products in emerging markets may result in lower prices. Continuation of these factors could materially and adversely affect sales volumes and margins of our operations.

HOMEBUILDING MARKET AND ECONOMIC RISKS
High unemployment, low demand and low levels of consumer confidence could continue to adversely affect our sales volume, pricing and margins and result in further impairments.
Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During the period of 2007 through 2011, the mortgage industry experienced significant instability and increasing default rates, particularly with regard to subprime and other nonconforming loans. This caused many lenders to tighten credit requirements and reduce the number of mortgage loans available for financing home purchases. Credit conditions have begun to ease, but remain significantly more restrictive than prior to 2007. Demand for new homes also has been adversely affected by factors such as continued high unemployment and weak consumer confidence. Foreclosure rates and distress sales of houses, while still at elevated levels, have fallen and are less of an impact compared to the years immediately following the house collapse.
The company has traditionally carried a larger supply of land for development than many of our competitors. Land markets and prices have been volatile in recent years and significant changes in the real estate markets in which we operate may create valuation risk for this land. Although our land portfolio may reduce inventory risk for certain of our homebuilding operations and may create the opportunity to generate revenue from the sale of non-strategic assets to third parties, the company will be required to purchase additional lots to support our homebuilding operations. Intense competition for land may significantly increase the prices we pay to acquire land and lots in the near term.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 23

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
Changes in mortgage interest expense and real estate tax regulations could harm our future sales and earnings.
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
Financial and credit markets have experienced turmoil and which may impair the company’s ability to borrow money. Similarly, our customers may be unable to borrow money to fund their operations.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 24

Another emerging form of competition is between brands of sustainably produced products; customer demand for certain brands could reduce competition among buyers for our products or cause other adverse effects.
In North America, our forests are third-party certified to the Sustainable Forestry Initiative (SFI®) standard. Some of our customers have expressed a preference in certain of our product lines for products made from raw materials sourced from forests certified to different standards, including standards of the Forest Stewardship Council (FSC). If and to the extent that this preference becomes a customer requirement, there may be reduced demand and lower prices for our products relative to competitors who can supply products sourced from forests certified to competing certification standards. If we seek to comply with such other standards, we could incur materially increased costs for our operations or be required to reduce harvest levels. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in the harvest levels of some of our timberlands, most notably in the Pacific Northwest.

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
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•	air emissions;

•	wastewater discharges;

•	harvesting and other silvicultural activities;

•	forestry operations and endangered species habitat protection;

•	surface water management;

•	the storage, management and disposal of hazardous substances and wastes;

•	the cleanup of contaminated sites;

•	landfill operation and closure obligations;

•	building codes; and

•	health and safety matters.
For example, the U.S. Environmental Protection Agency (EPA) is in the process of implementing final rules regulating greenhouse gases that apply to our operations on a project-by-project basis and may be applied to carbon dioxide emissions from biomass. These and similar laws and regulations in the U.S. and Canada will require us to obtain authorizations from and comply with the authorization requirements of the appropriate governmental authorities, which have considerable discretion over the terms and timing of permits.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 25

As the owner and operator of real estate, including in our homebuilding business, we may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations. In addition, surface water management regulations may present liabilities and are subject to change. The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our sites or third-party sites may result in significant additional costs. Any material liability we incur could adversely affect our financial condition or preclude us from making capital expenditures that otherwise would benefit our business.
We also anticipate public policy developments at the state, federal and international level regarding climate change and energy access, security and competitiveness. We expect these developments to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon. Compliance with regulations that implement new public policy in these areas might require significant expenditures. These developments may also include mandated changes to energy use and building codes which could affect our homebuilding practices. Enactment of new environmental laws or regulations or changes in existing laws or regulations, or the interpretation of these laws or regulations, might require significant expenditures. We also anticipate public policy developments at the state, federal and international level regarding taxes, health care and a number of other areas that could require significant expenditures.

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

REIT STATUS AND TAX IMPLICATIONS
If we fail to remain qualified as a REIT, our taxable income would be subject to tax at corporate rates and we would not be able to deduct dividends to shareholders.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 26

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
We may experience reduced revenues and margins on some of our businesses as a result of export taxes or countervailing and anti-dumping duty assessments. International trade disputes occur frequently and can be taken to an International Trade Court for resolution of unfair trade practices between countries. For example, there have been many disputes and subsequent trade agreements regarding sales of softwood lumber between Canada and the United States. The current Softwood Lumber Act signed in October 2006 requires our Canadian softwood lumber facilities to pay an export tax when the price of lumber is at or below a threshold price. The export tax could be as high as 22.5 percent if a province exceeds its total allotted export share. It is possible that additional countervailing duty and antidumping tariffs, or similar type tariffs could be imposed on us in the future. We may experience reduced revenues and margins in any business that is subject to such tariffs or to the terms of the settlements of such international disputes. These tariffs or settlement terms could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 27

NATURAL DISASTERS
Our business and operations could be adversely affected by weather, fire, infestation or natural disasters.
Our timberlands assets may be damaged by adverse weather, severe wind and rainstorms, fires, pest infestation or other natural disasters. Because our manufacturing processes primarily use wood fiber, in many cases from our own timberlands, in the event of material damage to our timberlands, our operations could be disrupted or our production costs could be increased. As is typical in the forestry industry, we do not insure against losses of timber, including losses due to these causes.

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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 28

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange and

•	Chicago Stock Exchange
As of December 31, 2012, there were approximately 9,227 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2012 and 2011 are included in Note 22: Selected Quarterly Financial Information (unaudited) in the Notes to Consolidated Financial Statements.
INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES TO BE ISSUED UPON EXERCISE)
Equity compensation plans approved by security holders(1)	26,423,028	$22.38	11,848,635
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	26,423,028	$22.38	11,848,635
(1)   Includes 1,648,752 restricted stock units and 814,232 performance share units. Because there is no exercise price associated with restricted stock units and performance share units, such stock units are not included in the weighted average price calculation.

INFORMATION ABOUT COMMON STOCK REPURCHASES
We did not repurchase any common shares in 2012. During 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our Board of Directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During 2011, we repurchased 1,089,824 shares of common stock for $17 million under the 2011 program. As of December 31, 2012, we had remaining authorization of $233 million for future share repurchases.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index
Performance Graph Assumptions

•	Assumes $100 invested on December 31, 2007 in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.

•	Total return assumes dividends received are reinvested at month end.

•	Measurement dates are the last trading day of the calendar year shown.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 29

SELECTED FINANCIAL DATA
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER SHARE
	2012	2011	2010	2009	2008
Diluted earnings (loss) from continuing operations attributable to Weyerhaeuser common shareholders	$0.71	0.59	3.96	(2.38)	(8.73)
Diluted earnings (loss) from discontinued operations attributable to Weyerhaeuser common shareholders(1)	—	0.02	0.03	(0.20)	3.16
Diluted net earnings (loss) attributable to Weyerhaeuser common shareholders	$0.71	0.61	3.99	(2.58)	(5.57)
Dividends paid	$0.62	0.60	26.61	0.60	2.40
Weyerhaeuser shareholders’ interest (end of year)	$7.50	7.95	8.60	19.13	22.78
FINANCIAL POSITION
	2012	2011	2010	2009	2008
Total assets:
Forest Products	$10,589	10,717	11,511	13,317	14,080
Real Estate	2,003	1,917	1,953	2,002	2,615
Total	$12,592	12,634	13,464	15,319	16,695
Total long-term debt:
Forest Products	$4,182	4,193	4,710	5,284	5,560
Real Estate	109	285	350	402	456
Total	$4,291	4,478	5,060	5,686	6,016
Weyerhaeuser shareholders’ interest	$4,070	4,263	4,612	4,044	4,814
Percent earned on average Weyerhaeuser shareholders’ interest	9.2%	7.5%	29.6%	(12.3)%	(18.4)%
OPERATING RESULTS
	2012	2011	2010	2009	2008
Net sales and revenues	$7,059	6,216	5,954	5,068	7,413
Earnings (loss) from continuing operations	$384	319	1,274	(525)	(1,911)
Discontinued operations, net of income taxes(1)	—	12	9	(43)	669
Net earnings (loss)	384	331	1,283	(568)	(1,242)
Net loss (earnings) attributable to noncontrolling interest	1	—	(2)	23	66
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$385	331	1,281	(545)	(1,176)
CASH FLOWS
	2012	2011	2010	2009	2008
Net cash from operations	$581	291	689	(203)	(1,411)
Cash from investing activities	$(192)	122	164	276	5,571
Cash from financing activities	$(444)	(927)	(1,255)	(498)	(1,980)
Net change in cash and cash equivalents	$(55)	(514)	(402)	(425)	2,180
STATISTICS (UNAUDITED)
	2012	2011	2010	2009	2008
Number of employees	13,200	12,800	14,250	14,888	19,843
Number of common shareholder accounts at year-end	9,227	9,724	10,050	10,577	11,088
Number of common shares outstanding at year-end (thousands)	542,393	536,425	535,976	211,359	211,289
Weighted average shares outstanding – diluted (thousands)	542,310	539,879	321,096	211,342	211,258

(1)
In addition to our discontinued operations that are presented in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements, 2008 contains the results of our Containerboard, Packaging and Recycling segment, which was sold in 2008.

To implement our decision to be taxed as a REIT, we distributed to our shareholders our accumulated earnings and profits, determined under federal income tax provisions, as a “Special Dividend.” On September 1, 2010, we paid a dividend of $5.6 billion which included the Special Dividend and the regular quarterly dividend of approximately $11 million. At the election of each shareholder, the Special Dividend was paid in cash or Weyerhaeuser common shares. The number of common shares issued was approximately 324 million. The stock portion of the Special Dividend was treated as the issuance of new shares for accounting purposes and affects our earnings per share only for periods after the distribution. Prior periods are not restated. The required treatment results in earnings per share that is less than would have been the case had the common shares not been issued. See Note 4: Net Earnings Per Share in the Notes to Consolidated Financial Statements for 2010 pro forma results giving effect to the common stock distribution for diluted earnings per common share as if the common stock distribution had occurred at the beginning of that period.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 30

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS
In 2012, the U.S. economy advanced at a muted pace. U.S. recovery was hindered by slowing global growth as well as domestic issues which included the rising U.S. deficit and political uncertainty related to the fall elections. Continued uncertainty on the part of business and consumers limited investment and spending. These factors significantly affected the economy, limiting anticipated improvements in key economic indicators. The U.S. housing market, while affected by these factors, showed signs of improvement in 2012 as lower inventories of new and existing homes led to increases in construction and home values. The strength of the U.S. housing market strongly affects our Real Estate, Wood Products and Timberlands segments. Real Estate focuses on building single-family homes. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for logs from our Timberlands segment is affected by the production of wood-based building products as well as export demand. Cellulose Fibers is primarily affected by global demand and the relative strength of the U.S. dollar.
HOUSING MARKET
We track certain indicators such as employment, consumer confidence, housing starts, home sales, foreclosures, home prices, mortgage interest rates and the number of homes for sale to assess housing market conditions. The following market statements refer to industry conditions in general and not to Weyerhaeuser operations directly.
Total U.S. housing starts for 2012 were 781 thousand units, with single family units accounting for 535 thousand of the total. This represents a 23 percent increase in single family starts from 2011. Multifamily construction also increased in 2012 to 246 thousand units compared with 178 thousand in 2011. While a significant improvement, current housing demand remains well below 1 million or more single family starts, the typical level during the 15-year period of 1992-2007. In 2012, new home sales in the U.S. averaged 366 thousand units. This level represents a 19 percent increase over 2011, which had the lowest number of new home sales since 1963, when U.S. Census started reporting this data. Through much of 2012 the unemployment rate has remained above 8 percent, but as of December had fallen to 7.8 percent, the lowest level for the year. Weak employment growth contributed to weak consumer confidence, limiting much of the potential growth in demand for housing and wood products. The number of mortgages in default remains above historic (pre 2006 levels), but has fallen significantly since the peak in 2009. Although, this factor will continue to contribute to the inventory of existing homes for sale, it is diminishing in significance as the overall housing market continues to improve from the credit crisis and recession of 2009.
Demand for wood products has gradually improved as housing starts have increased. Overall demand levels for lumber increased 6 percent from 2011, with a similar 6 percent rise in the demand for structural panels. Despite the improvement, demand for both lumber and panels remain below peak levels. However, industry operating rates for lumber and structural panels have improved over 2011 and this has resulted in higher prices than those observed in 2011. Prices for most commodity wood products were higher in 2012, with the greatest increases in southern yellow pine lumber and oriented strand board (OSB). Demand for logs increased as lumber production increased. In the West, demand for logs was bolstered by demand from Japan, China and Korea, although demand from China is lower than in 2011. In the South, several years of deferred harvest due to weak demand have created increased inventories and as a result southern pine log prices were relatively flat in 2012.
U.S. DOLLAR/GLOBAL DEMAND
The U.S. dollar remained weak relative to many global currencies during 2012. However, the year was characterized by volatility in euro exchange rates as a result of the debt crisis in Eurozone countries. The U.S. dollar strengthened against the euro for much of 2012, which had a detrimental effect on Cellulose Fibers, as our pulp mills became less competitive against competitors with euro denominated costs. Additionally, the slowdown in the key global economies of Europe and China led to a slowdown in pulp demand, putting additional downward pressure on prices as operating rates worldwide moved lower. The key indicator, northern bleached softwood kraft (NBSK) pulp, fell to an average of $813/ton (delivered N Europe) in 2012. This was a 15 percent decline from 2011. Pulp prices started the first half of the year at $837/ton, which was lower than 2011, and fell below $800/ton in the third quarter.
Japan experienced an uptick in housing starts in 2012 with total housing starts in Japan increasing 5 percent from 2011 levels. Shipment of logs to Japan increased 6 percent over 2011. In 2012 the U.S. dollar yen exchange rate was comparable to 2011. However the yen began to weaken in the fourth quarter, making U.S. wood less affordable in yen terms. This was offset to some extent by the appreciating euro, which increased the cost of competing supplies from Europe into Japan. The export log market was affected by the slowdown in China's construction sector related to the overall slowdown in the Chinese economy. Chinese imports of softwood logs from the U.S. were lower than the same period in 2011, but above 2010 levels.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 31

WHERE WE ARE HEADED
Growth in the U.S. economy is estimated to be 2.2 percent for 2012 and the expectation is for slightly lower growth of 1.9 percent in 2013. The ongoing weak economic recovery from the recession of 2009 has limited job growth, and improvements in consumer confidence and spending. The U.S. is expected to add enough jobs to continue to lower the overall unemployment rate in 2013, but at a gradual pace. Single-family starts are expected to continue to increase in 2013, a result of improving demand for homes and low inventories of new and existing homes for sale. Demand for wood products is expected to increase as a result of greater demand for housing. Prices for wood products in 2013 are expected to be similar to 2012, although some prices may weaken as previously idled manufacturing capacity is restarted and inventories increase. Log prices in western markets are expected to rise slightly with improving export and domestic demand. In the South, log prices are expected to remain near current levels until increased demand decreases inventories. The U.S. dollar is expected to remain weak relative to developed currencies outside of the euro, which is expected to continue to be affected by uncertainty in the Eurozone. Weakness in global pulp demand and volatility in the euro are expected to continue and to limit improvement in commodity pulp prices.

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

•
We reversed certain deferred income tax liabilities, which resulted in a benefit in the Consolidated Statement of Operations during 2010 of approximately $1,064 million. Our effective income tax rate also decreased beginning in 2010, due to lower taxes on REIT qualifying timberlands income.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 32

FINANCIAL PERFORMANCE SUMMARY
Net Sales and Revenues by Segment
Contribution (Charge) to Pretax Earnings by Segment, Excluding Discontinued Operations

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 33

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

CONSOLIDATED RESULTS
HOW WE DID IN 2012
Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales and revenues	$7,059	$6,216	$5,954	$843	$262
Operating income	$735	$594	$454	$141	$140
Earnings from discontinued operations, net of tax	$—	$12	$9	$(12)	$3
Net earnings attributable to Weyerhaeuser common shareholders	$385	$331	$1,281	$54	$(950)
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.71	$0.62	$4.00	$0.09	$(3.38)
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.71	$0.61	$3.99	$0.10	$(3.38)
COMPARING 2012 WITH 2011
Net Sales and Revenues
Net sales and revenues increased $843 million — 14 percent — primarily due to the following:

•	Wood Products segment sales increased $782 million, primarily due to higher sales volumes across all major product lines and improved selling prices for structural lumber, OSB and plywood.

•
Real Estate segment sales increased $232 million, primarily due to the sale of a 3,200 acre master planned community in Houston, Texas, sale of commercial acreage and multi-family lots in southern California and increased home closings.

These increases were partially offset by a decrease of $204 million in Cellulose Fibers segment sales, primarily due to lower pulp price realizations.
Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $54 million — 16 percent — primarily due to the following:

•	a $355 million increase in gross margin from our Wood Products segment, primarily due to higher price realizations for lumber, OSB and plywood;

•	a $103 million pretax gain recognized in 2012 related to a postretirement plan amendment;

•	charges for restructuring, closures and asset impairments decreased $51 million; and

•	a $48 million increase in gross margin from our Real Estate segment, primarily due to increased contributions from land and lot sales.
These increases in our earnings were partially offset by:

•	a $240 million decrease in gross margin from our Cellulose Fibers segment, primarily due to lower pulp price realizations;

•	a pretax gain of $152 million on the sale of 82,000 acres of non-strategic timberlands in 2011; and

•	a $117 million increase in income taxes due to higher income in our TRS in 2012 compared to 2011, and lower tax benefits primarily due to foreign tax credits recognized in 2011.
COMPARING 2011 WITH 2010
Net Sales and Revenues
Net sales and revenues increased $262 million — 4 percent — primarily due to the following:

•	Timberlands segment sales increased $170 million, as a result of higher log prices and volumes sold;

•	Cellulose Fibers segment sales increased $147 million, as a result of higher pulp prices and volumes sold; and

•	Wood Products segment sales increased $52 million, as a result of increased volumes sold of structural lumber and OSB.
These increases were partially offset by an $85 million decrease in Real Estate segment sales, as a result of fewer home closings.
Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $950 million — 74 percent — primarily due to certain significant benefits in 2010 that were not repeated in 2011, including:

•	a $1,064 million reversal of certain deferred income tax liabilities as a result of our conversion to a REIT in 2010;

•	a $149 million cellulosic biofuel producer credit in 2010;

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 34

•	a pretax gain of $46 million on the sale of five short line railroads in 2010; and

•	a pretax gain of $40 million on the sale of certain British Columbia forest licenses and associated rights in 2010.
These decreases in our earnings were partially offset by:

•	a pretax gain of $152 million on the sale of 82,000 acres of non-strategic timberlands in 2011;

•	a $76 million tax benefit related to foreign tax credits in 2011;

•	a $68 million decrease in interest expense due to lower charges associated with the early extinguishment of debt and lower interest expense due to a lower level of debt;

•	charges for restructuring, closure and asset impairments decreased $65 million, primarily due to decreased impairments recognized in our Wood Products segment; and

•	a $49 million decrease in selling, general and administrative expenses.

TIMBERLANDS
HOW WE DID IN 2012
We report sales volume and annual production data for our Timberlands business segment in Our Business/What We Do/Timberlands.
Here is a comparison of net sales and revenues to unaffiliated customers, intersegment sales, and net contribution to earnings for the last three years:
Net Sales and Revenues and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales and revenues to unaffiliated customers:
Logs:
West	$559	$545	$414	$14	$131
South	233	196	145	37	51
Canada	19	17	17	2	—
Total	811	758	576	53	182
Pay as cut timber sales	37	34	33	3	1
Timberlands exchanges(1)	59	77	109	(18)	(32)
Higher and better-use land sales(1)	22	25	22	(3)	3
Minerals, oil and gas	31	53	60	(22)	(7)
Products from international operations(2)	106	86	65	20	21
Other products	11	11	9	—	2
Subtotal sales to unaffiliated customers	1,077	1,044	874	33	170
Intersegment sales:
United States	447	424	409	23	15
Canada	236	222	194	14	28
Subtotal intersegment sales	683	646	603	37	43
Total	$1,760	$1,690	$1,477	$70	$213
Net contribution to earnings	$322	$491	$282	$(169)	$209
(1)   Significant disposition of higher and better use timberland and some non-strategic timberlands are made through Forest Products subsidiaries.
(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

COMPARING 2012 WITH 2011
Net Sales and Revenues — Unaffiliated Customers
Net sales and revenues to unaffiliated customers increased $33 million — 3 percent — primarily due to the following:

•
Southern log sales increased $37 million due to increased sales volumes of 14 percent and increased price realizations of 4 percent, as a result of increased harvest levels in response to increased third party demand.

•	Sales from our international operations increased $20 million, primarily due to increased plywood prices of 16 percent and a 33 percent increase in plywood sales volumes.

•	Western log sales increased by $14 million due to increased sales volumes of 12 percent, partially offset by lower export and domestic log prices.
The above items were partially offset by:

•	a $22 million decrease in minerals, oil and gas revenue primarily due to lower natural gas prices; and

•	a $21 million decrease in timberland exchanges.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 35

Intersegment Sales
Intersegment sales increased $37 million — 6 percent — primarily due to the following:

•	a $23 million increase due to higher sales volumes in the West and South, partially offset by lower log prices in the South; and

•	a $14 million increase due to increased Canadian log and chip sales volumes.
Net contribution to earnings
Net contribution to earnings decreased $169 million — 34 percent — primarily from:

•	a $152 million decrease due to the sale of 82,000 acres of non-strategic timberlands in 2011;

•	a $36 million decrease as the mix of export log sales compared to domestic log sales decreased in the West and both domestic and export log prices were lower in the West;

•	a $22 million decrease in mineral income, primarily as a result of lower natural gas prices;

•	a $15 million decrease due to fewer timberland exchanges and higher and better-use land sales; and

•	a $12 million increase in operating costs in the West, primarily due to increased logging and maintenance costs.
The above items were partially offset by:

•	a $46 million increase, primarily due to higher sales volumes and demand for domestic and export logs and an increase in harvest levels of 9 percent in the West and 18 percent in the South;

•	a $10 million increase in earnings from our international operations, primarily due to higher plywood prices and sales volumes; and

•	a $7 million increase due to higher log prices in the South.
COMPARING 2011 WITH 2010
Net Sales and Revenues — Unaffiliated Customers
Net sales and revenues to unaffiliated customers increased $170 million — 19 percent — primarily due to the following:

•	Western log sales increased by $131 million due to increased sales volumes of 18 percent and increased price realizations of 12 percent as a result of strong export demand.

•	Southern log sales increased by $51 million due to increased sales volumes of 45 percent resulting from increased harvest levels and increased sales of logs to third parties.

•	Sales from our International operations increased by $21 million, primarily due to increased plywood sales volumes of 34 percent.
The above items were partially offset by a decrease of $29 million in land exchanges and higher and better-use land sales.
Intersegment Sales
Intersegment sales increased 43 million — 7 percent — primarily from the following:

•	a $28 million increase due to increased Canadian log and chip sales volumes and

•	a $15 million increase due to higher log prices and sales volumes in the West partially offset by lower log prices and sales volumes in the South.
Net contribution to earnings
Net contribution to earnings increased $209 million — 74 percent — primarily from the following:

•	a $152 million pretax gain on the sale of 82,000 acres of non-strategic timberlands in 2011;

•	a $77 million increase primarily due to higher domestic and export prices in the West; and

•	a $59 million increase due to increased harvest levels of 18 percent in the West and 19 percent in the South.
These items were partially offset by:

•	increased operating costs of $33 million, primarily due to higher fuel and silviculture costs;

•	a $23 million decrease due to fewer land exchanges and higher and better-use land sales; and

•	a $20 million decrease due to lower prices for logs in the South.
OUR OUTLOOK FOR FIRST QUARTER 2013
Excluding dispositions of non-strategic timberlands, we expect earnings from the segment to be comparable to fourth quarter. We anticipate improved selling prices for Western domestic and export logs, offset by a seasonal decline in Southern fee harvest volumes. Earnings from dispositions of non-strategic timberlands are expected to decrease.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 36

WOOD PRODUCTS
HOW WE DID IN 2012
We report sales volume and annual production data for our Wood Products business segment in Our Business/What We Do/Wood Products.
Net Sales and Revenues and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales and revenues:
Structural lumber	$1,400	$1,087	$1,044	$313	$43
Engineered solid section	279	235	246	44	(11)
Engineered I-joists	190	161	171	29	(10)
Oriented strand board	612	354	319	258	35
Softwood plywood	115	66	65	49	1
Other products produced	167	142	125	25	17
Other products purchased for resale	295	231	254	64	(23)
Net sales and revenues from continuing operations	$3,058	$2,276	$2,224	$782	$52
Net contribution to earnings from continuing operations	$120	$(243)	$(316)	$363	$73
Net contribution to earnings from discontinued operations	—	(25)	8	25	(33)
Net contribution to earnings	$120	$(268)	$(308)	$388	$40
COMPARING 2012 WITH 2011
Overall performance in our Wood Products segment significantly improved year over year. We continue to focus on reducing costs and increasing revenues by broadening our customer base; introducing new products; growing our specialty, as well as commodity building products business; and improving our operational capabilities. These improvement efforts and better market conditions resulted in higher production rates in all primary product lines.
Net Sales and Revenues
Net sales and revenues increased $782 million — 34 percent — primarily due to the following:

•	Structural lumber shipment volumes increased 12 percent and average price realizations increased 15 percent.

•	OSB shipment volumes increased 27 percent and average price realizations increased 36 percent.

•	Engineered solid section shipment volumes increased 25 percent.

•	Engineered I-joints shipment volumes increased 19 percent.

•	Softwood plywood shipment volumes increased 37 percent and average price realizations increased 28 percent.

•	Other products produced increased 18 percent.

•	Other products purchased for resale increased 28 percent.

The above items were partially offset by a decrease of 6 percent in engineered solid section average price realizations.
Net Contribution to Earnings
Net contribution to earnings increased $388 million primarily from:

•	a $363 million increase as higher lumber, OSB and plywood price realizations more than offset lower prices for engineered I-joists and engineered solid section:

•	a $58 million decrease in charges for restructuring, closures and asset impairments;

•	a $25 million loss from discontinued operations included in 2011 earnings; and

•	a $23 million increase in sales volumes across all products.
These changes were partially offset by a $51 million increase in freight expense due to higher shipment volumes.
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
Net Sales and Revenues
Net sales and revenues decreased $52 million — 2 percent — primarily due to the following:

•	Structural lumber average price realizations decreased 3 percent as a result of:
– An 11 percent decrease in southern yellow pine realizations. In 2011, southern yellow pine accounted for 50 percent of the sales volume from our sawmills.
– This was partially offset by a 9 percent increase in Douglas fir realizations.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 37

•	OSB average price realizations decreased 13 percent.

•	Engineered solid section shipment volumes decreased 6 percent.

•	Engineered I-joints shipment volumes decreased 12 percent.

•	Other products purchased for resale decreased primarily as a result of ceasing to offer a composite decking product line.

These items were partially offset by the following:

•	Structural lumber shipment volumes increased 7 percent.

•	OSB shipment volumes increased 28 percent, primarily due to the re-opening of our Hudson Bay, Saskatchewan facility.

•	Engineered I-joists average price realizations increased 7 percent.
Net Contribution to Earnings
Net contribution to earnings increased $40 million — 13 percent — primarily from:

•	a $83 million decrease in manufacturing costs, primarily due to increased operating rates;

•	selling and general administrative costs decreased $58 million, primarily due to previous cost reduction efforts;

•	charges for restructuring, closures and asset impairments decreased $49 million; and

•	an increase in by-product sales of $32 million.
These changes were partially offset by the following:

•	a $66 million decrease due to lower sales price realizations, primarily for OSB and structural lumber;

•	freight expense increased $43 million due to higher fuel cost and increasing shipments of OSB and structural lumber;

•	a $40 million pretax gain was recognized in 2010 on the sale of certain British Columbia forest licenses and associated rights;

•	a $33 million increase in charges related to the sale of our hardwoods operations; and

•	log costs increased $16 million as domestic prices increased in the West as a result of strong export demand.
OUR OUTLOOK FOR FIRST QUARTER 2013
We anticipate significantly higher earnings from the Wood Products segment in first quarter. We expect increased average sales realizations for lumber and oriented strand board and seasonally higher sales volumes across all product lines. Unit manufacturing costs are expected to decline due to improved operating rates, partially offset by higher raw material costs.

CELLULOSE FIBERS
HOW WE DID IN 2012
We report sales volume and annual production data for our Cellulose Fibers business segment in Our Business/What We Do/Cellulose Fibers.
Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:
Net Sales and Revenues and Net Contribution to Earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales and revenues:
Pulp	$1,433	$1,617	$1,489	$(184)	$128
Liquid packaging board	332	346	337	(14)	9
Other products	89	95	85	(6)	10
Total	$1,854	$2,058	$1,911	$(204)	$147
Net contribution to earnings	$223	$452	$421	$(229)	$31
COMPARING 2012 WITH 2011
Net Sales and Revenues
Net sales and revenues decreased $204 million — 10 percent — primarily due to:

•
Pulp price realizations decreased $108 per ton — 12 percent — resulting from weak global economies and a weak euro. The effect of the price decrease was partially offset by an improved sales mix to higher valued products.

•	Sales volumes for liquid packaging board decreased 8,000 tons — 3 percent as the result of weaker demand in Japan.
Net Contribution to Earnings
Net contribution to earnings decreased $229 million — 51 percent — primarily due to:

•	a $190 million decrease due to lower pulp price realizations, partially offset by an improved sales mix to higher value products; and

•	a $35 million increase in chemical, freight, warehousing and other operating costs.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 38

COMPARING 2011 WITH 2010
Net Sales and Revenues
Net sales and revenues increased $147 million — 8 percent — primarily due to the following:

•	Pulp price realizations increased $52 per ton — 6 percent — primarily due to lower global softwood pulp inventories in the first half of the year and a change in sales mix to higher valued products.

•	Sales volumes for pulp increased 42,000 tons — 2 percent.

•	Liquid packaging board price realizations increased $82 per ton — 8 percent — due to a favorable shift in product mix to coated board sales and an increase in market price.
Net Contribution to Earnings
Net contribution to earnings increased $31 million — 7 percent — primarily from:

•	a $92 million increase due to higher pulp price realizations;

•	a $24 million improvement in liquid packaging board price realizations; and

•	a $13 million increase in other non operating income, which includes earnings from an equity affiliate.
Partially offsetting these increases in earnings was:

•	a $57 million increase, primarily due to rising fiber and chemical costs;

•	a $33 million increase in operating costs, maintenance, freight, energy and the effect on Canadian operating costs of the weakening U.S. dollar compared to the Canadian dollar; and

•	a $12 million increase in selling, general and administrative costs.
OUR OUTLOOK FOR FIRST QUARTER 2013
We expect lower earnings from the Cellulose Fibers segment in first quarter. We anticipate increased maintenance expenses, partially offset by slightly higher average selling prices for pulp.

REAL ESTATE
HOW WE DID IN 2012
We report single-family unit statistics for our Real Estate business segment in Our Business/What We Do/Real Estate.
Here is a comparison of net sales and revenues and net contribution to earnings for the last three years:
Net Sales and Revenues and Net Contribution to Earnings for Real Estate

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales and revenues:
Single-family housing	$870	$768	$842	$102	$(74)
Land	193	67	64	126	3
Other	7	3	17	4	(14)
Total	$1,070	$838	$923	$232	$(85)
Net contribution to earnings	$105	$58	$91	$47	$(33)
COMPARING 2012 WITH 2011
Net Sales and Revenues
Net sales and revenues increased $232 million — 28 percent — primarily due to:

•
Single-family housing revenues increased $102 million. Home closings increased 21 percent to 2,314 in 2012 from 1,912 in 2011. The average price of homes closed declined 6 percent to $376,000 in 2012 from $402,000 in 2011.

•
Revenues from land and lot sales increased $126 million. 2012 included the sale of a 3,200 acre master planned community in Houston, Texas and the sale of commercial acreage and multi-family lots in southern California.

Net Contribution to Earnings
Net contribution to earnings increased $47 million — 81 percent — primarily due to:

•	a $54 million increase in contribution from land and lot sales; and

•	an $8 million decrease in charges for impairments and restructuring.
These improvements were partially offset by the following:

•	a $7 million increase in selling expenses, primarily due to volume related increases in sales and marketing costs; and

•	a $7 million decrease in income from loss reserves for adjustments for settled matters.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 39

Net contribution from single-family housing was comparable year-over-year. Improvements from the higher volume of closings was offset by the decrease in the average price of homes closed and lower single-family gross margins. Average single-family gross margins were 20.7 percent in 2012 compared to 23.3 percent in 2011.
COMPARING 2011 WITH 2010
Net Sales and Revenues
Net sales and revenues decreased $85 million — 9 percent — primarily due to:

•	Home closings declined 10 percent to 1,912 in 2011 from 2,125 in 2010.

•	Revenues from land and other sales decreased $11 million.
Net Contribution to Earnings
Net contribution to earnings decreased $33 million — 36 percent — primarily due to:

•	a $33 million decrease in contribution from the sale of partnership interests — first quarter 2010 included the sale of interests in two commercial partnerships;

•	a $25 million decrease — 12 percent — in contribution from single-family operations, primarily due to fewer home closings; and

•	a $9 million decrease in contribution from partnerships interests.
These decreases were partially offset by the following improvements:

•	a $16 million decrease in selling, general and administrative expenses as the result of lower closing volumes and ongoing cost reduction efforts;

•	an $11 million increase related to contingent loss reserves – 2011 included net income from reserve adjustments for settled matters compared to net charges in 2010; and

•	a $10 million decrease in impairments and restructuring charges.
OUR OUTLOOK FOR FIRST QUARTER 2013
We anticipate a slight profit from single-family homebuilding in first quarter. Home closings should decline seasonally to approximately 500 homes, with margins comparable to fourth quarter. Selling expenses are expected to decrease due to lower closing volume.

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, and the elimination of intersegment profit in inventory and the LIFO reserve.
Net Contribution to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Unallocated corporate function expenses	$(22)	$(44)	$(52)	$22	$8
Unallocated share-based compensation	(16)	(5)	(15)	(11)	10
Unallocated pension and postretirement credits (costs)	(29)	(26)	73	(3)	(99)
Foreign exchange gains (losses)	7	(5)	11	12	(16)
Elimination of intersegment profit in inventory and LIFO	(16)	(25)	(11)	9	(14)
Other	56	(45)	15	101	(60)
Operating income (loss)	(20)	(150)	21	130	(171)
Interest income and other	38	33	33	5	—
Net contribution to earnings from continuing operations	18	(117)	54	135	(171)
Net contribution to earnings from discontinued operations	—	45	6	(45)	39
Net contribution to earnings	$18	$(72)	$60	$90	$(132)
Other Unallocated Items in 2012 included a gain of $103 million related to a postretirement plan amendment.
Changes in Unallocated pension and postretirement credits (costs) in 2011 compared to 2010 were primarily due to an increase of $100 million due to the amortization of deferred pension losses. We amortize the cumulative unrecognized net actuarial gains and losses—generally in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets at the beginning of the year—over the average remaining service period of the active employee group covered by the plans. Unrecognized net actuarial gains and losses arise primarily from differences between our expected long-term return on plan assets and the actual return in a particular year and changes in actuarial assumptions. See Note 8: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for more information.
Other Unallocated Items in 2010 included a gain on the sale of five short line railroads of $46 million.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 40

INTEREST EXPENSE
Our net interest expense incurred for the last three years was:

•	$348 million in 2012,

•	$384 million in 2011 and

•	$452 million in 2010.
Reductions in our amount of outstanding debt was:

•	$187 million in 2012,

•	$583 million in 2011 and

•	$627 million in 2010.
In connection with the repayments, included in our net interest expense, we recognized the following pretax losses on early extinguishment of debt:

•	$26 million in 2011 and

•	$50 million in 2010.

INCOME TAXES
Our provision (benefit) for income taxes for our continuing operations over the last three years was:

•	$55 million in 2012,

•	$(62) million in 2011 and

•	$(1,192) million in 2010.
During 2012, we recorded the following tax benefits or charges:

•	a $36 million tax charge related to a previously announced postretirement plan amendment and

•	a $12 million tax benefit related to income tax settlements.
During 2011, we recorded the following tax benefits or charges:

•	a $76 million tax benefit related to foreign tax credits associated with the repatriation of Canadian earnings,

•	a $57 million tax charge resulting from the sale of non-strategic timberlands and

•	a $10 million tax benefit due to the early extinguishment of debt.
During 2010, we recorded the following tax benefits or charges:

•	We reversed certain deferred income tax liabilities as a result of our conversion to a REIT, which resulted in a benefit of $1,064 million.

•	We recorded a tax benefit of $149 million for cellulosic biofuel producer credits; see “Fuel Credits” for more information.

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
The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

AMOUNTS PER SHARE
	2012	2011	2010
Qualified dividend	$—	$—	$25.53
Capital gain dividend	0.62	0.60	0.61
Pre-March 1, 1913 earnings	—	—	0.47
Total distributions	$0.62	$0.60	$26.61

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound, conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to major financial markets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 41

Consolidated net cash provided by our operations was:

•	$581 million in 2012,

•	$291 million in 2011 and

•	$689 million in 2010.
COMPARING 2012 WITH 2011
Net cash provided by operations increased $290 million in 2012 as compared with 2011:

•	Cash we received from customers in our Wood Products and Real Estate segments increased $931 million, primarily due to increased sales and cash received of $120 million for land and lot sales.

•	Cash paid for interest decreased $69 million, primarily due to the early retirement of $518 million of debt in 2011. We paid interest of $351 million in 2012 compared to $420 million in 2011.

•	Net cash inflows related to income taxes increased $41 million. We received income tax refunds of $13 million in 2012 and paid $28 million in 2011.
Partially offsetting these increases were:

•	Cash paid to employees, suppliers and others increased $638 million in our Wood Products and Real Estate segments due to increased production.

•	Cash we received from customers in our Cellulose Fibers segment decreased $129 million due to decreased sales.
COMPARING 2011 WITH 2010
Net cash provided by operations decreased $398 million in 2011 as compared with 2010:

•
Cash paid to employees, suppliers and others increased $517 million in our Timberlands, Wood Products and Cellulose Fibers segments due to increased production rates in our Timberlands and Wood Products segments and higher production costs in our Cellulose Fibers segment.

•	Net cash inflows related to income taxes decreased $481 million. We paid taxes of $28 million in 2011 and received $453 million in 2010.
Partially offsetting the above decreases were:

•	Cash we received from customers in our Timberlands and Cellulose Fibers segments increased $356 million, primarily due to increased sales.

•
Pension and postretirement contributions decreased $137 million, primarily due to a contribution of approximately $150 million to our U.S. qualified pension plans in 2010. These contributions were $143 million in 2011 compared to $280 million in 2010.

•	Cash paid to employees, suppliers and others decreased $86 million in our Real Estate segment due to fewer home closings.
Fuel Credits
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
Pension Contributions and Benefit Payments Made and Expected
During 2012, we:

•	contributed $89 million to our Canadian registered and nonregistered pension plans in accordance with minimum funding rules and respective provincial regulations;

•	made benefit payments of $21 million related to our U.S. nonqualified pension plans; and

•	made benefit payments of $35 million related to our U.S. and Canadian other postretirement plans.
Congress passed legislation in June 2012 that changed the way the discount rate is computed for purposes of determining minimum pension contribution funding. Based upon this legislation, we did not have a required contribution to our U.S. qualified plan in 2012.
During 2013, based on estimated year-end assets and projections of plan liabilities, we expect to:

•	be required to contribute approximately $88 million to our Canadian registered and nonregistered pension plans;

•	make benefit payments of $19 million related to our U.S. nonqualified pension plans; and

•	make benefit payments of $37 million related to our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2013.

INVESTING IN OUR BUSINESS
Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.
The pension trust repaid net amounts of $146 million in 2010 of short-term loans made in 2008 and 2009.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 42

Three-Year Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Timberlands	$60	$53	$72
Wood Products	56	35	31
Cellulose Fibers(1)	160	146	123
Real Estate	4	3	5
Unallocated Items	5	1	1
Discontinued operations	—	3	2
Total	$285	$241	$234
(1) 2010 includes the exercise of an option to acquire liquid packaging board extrusion equipment for $21 million, including the assumption of liabilities of $4 million.
We anticipate that our net capital expenditures for 2013 — excluding acquisitions — will be approximately $285 million. However, that amount could change due to:

•	future economic conditions,

•	environmental regulations,

•	weather and

•	timing of equipment purchases.
PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS
Proceeds received from the sale of nonstrategic assets over the last three years were:

•	$80 million in 2012 for the sale of various non-strategic assets.

•	$362 million in 2011 including:
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
Discontinued operations are discussed in Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements.

FINANCING
Cash from financing activities includes:

•	issuances and payments of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payments of cash dividends and repurchasing stock.
DEBT
Our consolidated long-term debt was:

•	$4.3 billion as of December 31, 2012;

•	$4.5 billion as of December 31, 2011; and

•	$5.7 billion as of December 31, 2010.
Long-term debt we retired according to its scheduled maturity was:

•	$187 million in 2012,

•	$33 million in 2011 and

•	$43 million in 2010.
Long-term debt we retired prior to its scheduled maturity was:

•	$550 million in 2011 and

•	$589 million in 2010.
Losses recognized on early extinguishment of debt and included in our net interest expense were:

•	$26 million in 2011 and

•	$50 million in 2010.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 43

Debt maturities in the next twelve months are:

•	$156 million in first quarter 2013,

•	$21 million in second quarter 2013,

•	$163 million in third quarter 2013 and

•	$69 million in fourth quarter 2013.
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
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in 2012, 2011 or 2010.
Debt covenants:
As of December 31, 2012, Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under our credit facility and

•	were in compliance with the credit facility covenants.
Weyerhaeuser Company Covenants:
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no less than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.
As of December 31, 2012, Weyerhaeuser Company had:

•	a defined net worth of $5.0 billion and

•	a defined debt-to-total-capital ratio of 45.6 percent.
Weyerhaeuser Real Estate Company Covenants:
Key covenants related to WRECO revolving credit facility and medium-term notes include the requirement to maintain:

•	a minimum capital base of $100 million,

•	a defined debt-to-total-capital ratio of 80 percent or less and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.
WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.
Total WRECO defined debt is:

•	total WRECO debt — including any intercompany debt

•	plus outstanding WRECO guarantees and letters of credit.
Total WRECO capitalization is defined as:

•	total WRECO defined debt and

•	total WRECO defined net worth.
As of December 31, 2012, WRECO had:

•	a capital base of $917 million and

•	a defined debt-to-total-capital ratio of 46.9 percent.
There are no other significant financial debt covenants related to our third party debt for either Weyerhaeuser Company or WRECO. See Note 12: Lines of Credit in the Notes to Consolidated Financial Statements for more information.
OPTION EXERCISES
Our cash proceeds from the exercise of stock options were:

•	$112 million in 2012, and

•	$38 million in 2011.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 44

PAYING DIVIDENDS AND REPURCHASING STOCK
We paid cash dividends of:

•	$334 million in 2012,

•	$323 million in 2011 and

•	$608 million in 2010.
Changes in the amount of dividends we paid were primarily due to:

•	the Special Dividend paid on September 1, 2010, see Note 16: Shareholders' Interest in the Notes to Consolidated Financial Statements for more information;

•	an increase in the number of our common shares outstanding as a result of the Special Dividend;

•	an increase in our quarterly dividend from 5 cents per share to 15 cents per share in February 2011; and

•	an increase in our quarterly dividend from 15 cents per share to 17 cents per share in November 2012.
On February 14, 2013, our Board of Directors declared a dividend of 17 cents per share, payable on March 15, 2013, to shareholders of record at the close of business March 1, 2013.
During 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our Board of Directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During 2011, we repurchased 1,089,824 shares of common stock for $17 million under the 2011 program. As of December 31, 2012, we had remaining authorization of $233 million for future share repurchases.
OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
More details about our contractual obligations and commercial commitments are in Note 8: Pension and Other Postretirement Benefit Plans, Note 13: Long-Term Debt, Note 15: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes in the Notes to Consolidated Financial Statements.
Significant Contractual Obligations as of December 31, 2012

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations:
Forest Products	$4,187	$340	$—	$281	$3,566
Real Estate	109	69	15	—	25
Interest(1)	4,023	309	573	572	2,569
Operating lease obligations	214	35	45	26	108
Purchase obligations(2)	130	105	12	4	9
Employee-related obligations(3)	559	178	59	46	118
Liabilities related to unrecognized tax benefits(4)	192	—	—	—	—
Total	$9,414	$1,036	$704	$929	$6,395
(1)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2012 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2012 will remain in effect until maturity.
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
(3)   The timing of certain of these payments will be triggered by retirements or other events. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made beyond 2014. Estimated payments of contractually obligated postretirement benefits are not made beyond 2012.
(4)   We have recognized total liabilities related to unrecognized tax benefits of $192 million as of December 31, 2012, including interest of $15 million. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

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

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
See Note 15: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 45

ACCOUNTING MATTERS

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies involve a higher degree of judgment and estimates. They also have a high degree of complexity.
In accounting, we base our judgments and estimates on:

•	historical experience and

•	assumptions we believe are appropriate and reasonable under current circumstances.
Actual results, however, may differ from the estimated amounts we have recorded.
Our most critical accounting policies relate to our:

•	pension and postretirement benefit plans;

•	potential impairments of long-lived assets; and

•	legal, environmental and product liability reserves.
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
Other factors that affect our accounting for the plans include:

•	actual pension fund performance,

•	level of lump sum distributions,

•	plan changes,

•	changes in plan participation or coverage and

•	portfolio changes and restructuring.
This section provides more information about our:

•	expected long-term rate of return and

•	discount rates.
Expected Long-Term Rate of Return
Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plans. The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. Our expected long-term rate of return is important in determining the net income or expense we recognize for our plans.
Over the 28 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.8 percent net compound annual return rate.
After considering available information at the end of 2012, we continue to assume an expected long-term rate of return of 9.0 percent. Factors we considered include:

•	the net compounded annual return of 11.5 percent achieved by our U.S. pension trust investment strategy the past 10 years and

•	current and expected valuation levels in the global equity and credit markets.
Our expected long-term rate of return is important in determining the net income or expense we recognize for our plans. Every 0.5 percent decrease in our expected long-term rate of return would increase expense or reduce a credit by approximately:

•	$21 million for our U.S. qualified pension plans and

•	$4 million for our Canadian registered pension plans.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 46

Discount Rates
Our discount rates as of December 31, 2012, are:

•	3.7 percent for our U.S. pension plans — compared with 4.5 percent at December 31, 2011;

•	3.0 percent for our U.S. postretirement plans — compared with 4.1 percent at December 31, 2011;

•	4.1 percent for our Canadian pension plans — compared with 4.9 percent at December 31, 2011; and

•	4.0 percent for our Canadian postretirement plans — compared with 4.8 percent at December 31, 2011.
We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.
Pension and postretirement benefit expenses for 2013 will be based on the 3.7 percent and 3.0 percent assumed discount rates for U.S. plans and 4.1 percent and 4.0 percent assumed discount rates for the Canadian plans.
Our discount rates are important in determining the cost of our plans. A 0.5 percent decrease in our discount rate would increase expense or reduce a credit by approximately:

•	$26 million for our U.S. qualified pension plans and

•	$4 million for our Canadian registered pension plans.
LONG-LIVED ASSETS
We review the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. The carrying value is the amount assigned to long-lived assets in our financial statements.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 47

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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 48

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
SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2012

DOLLAR AMOUNTS IN MILLIONS
	2013	2014	2015	2016	2017	THEREAFTER	TOTAL	FAIR VALUE
Forest Products:
Fixed-rate debt	$340	$—	$—	$—	$281	$3,566	$4,187	$4,994
Average interest rate	7.33%	—%	—%	—%	6.95%	7.48%	7.43%	N/A
Real Estate:
Fixed-rate debt	$69	$15	$—	$—	$—	$—	$84	$87
Average interest rate	6.14%	6.22%	—%	—%	—%	—%	6.15%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$25	$25	$25
Average interest rate	—%	—%	—%	—%	—%	0.25%	0.25%	N/A

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 49

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
February 19, 2013

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 50

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2012

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2012	2011	2010
Net sales and revenues	$7,059	$6,216	$5,954
Costs of products sold	5,810	5,120	4,831
Gross margin	1,249	1,096	1,123
Selling expenses	194	178	200
General and administrative expenses	436	423	450
Research and development expenses	32	30	34
Charges for restructuring, closures and impairments (Note 18)	32	83	148
Other operating income, net (Note 19)	(180)	(212)	(163)
Operating income	735	594	454
Interest income and other	52	47	80
Interest expense, net of capitalized interest (Note 13)	(348)	(384)	(452)
Earnings from continuing operations before income taxes	439	257	82
Income taxes (Note 20)	(55)	62	1,192
Earnings from continuing operations	384	319	1,274
Earnings from discontinued operations, net of income taxes (Note 3)	—	12	9
Net earnings	384	331	1,283
Net (earnings) loss attributable to noncontrolling interests	1	—	(2)
Net earnings attributable to Weyerhaeuser common shareholders	$385	$331	$1,281
Basic earnings per share attributable to Weyerhaeuser common shareholders (Note 4):
Continuing operations	$0.71	$0.60	$3.97
Discontinued operations	—	0.02	0.03
Net earnings per share	$0.71	$0.62	$4.00
Diluted earnings per share attributable to Weyerhaeuser common shareholders (Note 4):
Continuing operations	$0.71	$0.59	$3.96
Discontinued operations	—	0.02	0.03
Net earnings per share	$0.71	$0.61	$3.99
Dividends paid per share (Note 16)	$0.62	$0.60	$26.61
Weighted average shares outstanding (in thousands) (Note 4):
Basic	539,140	537,534	319,976
Diluted	542,310	539,879	321,096

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2012

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Comprehensive income (loss):
Consolidated net earnings	$384	$331	$1,283
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(8)	30
Changes in unamortized net pension and other postretirement benefit loss, net of tax expense (benefit) of ($191) in 2012, ($243) in 2011, and $66 in 2010	(258)	(463)	(166)
Changes in unamortized prior service credit (cost), net of tax expense (benefit) of ($51) in 2012, $49 in 2011, and ($9) in 2010	(123)	82	9
Unrealized gains on available-for-sale securities	—	1	—
Total comprehensive income (loss)	5	(57)	1,156
Comprehensive (earnings) loss attributable to noncontrolling interests	1	—	(2)
Total comprehensive income (loss) attributable to Weyerhaeuser shareholders	$6	$(57)	$1,154
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 51

CONSOLIDATED BALANCE SHEET
 ASSETS

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Forest Products
Current assets:
Cash and cash equivalents	$893	$950
Receivables, less allowances of $3 and $6	468	468
Receivables for taxes	95	22
Inventories (Note 5)	531	476
Prepaid expenses	83	68
Deferred tax assets (Note 20)	65	81
Total current assets	2,135	2,065
Property and equipment, less accumulated depreciation of $6,350 and $6,550 (Note 6)	2,859	2,901
Construction in progress	50	145
Timber and timberlands at cost, less depletion charged to disposals	3,961	3,978
Investments in and advances to equity affiliates (Note 7)	192	192
Goodwill	40	40
Deferred tax assets (Note 20)	189	36
Other assets	358	444
Assets held by variable interest entities (Note 9)	805	916
	10,589	10,717
Real Estate
Cash and cash equivalents	5	3
Receivables, less discounts and allowances of $4 and $2	72	41
Real estate in process of development and for sale (Note 10)	658	555
Land being processed for development	904	936
Investments in and advances to equity affiliates (Note 7)	21	21
Deferred tax assets (Note 20)	202	240
Other assets	94	113
Assets held by variable interest entities (Note 9)	47	8
	2,003	1,917
Total assets	$12,592	$12,634
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 52

CONSOLIDATED BALANCE SHEET
LIABILITIES AND EQUITY

	DECEMBER 31, 2012	DECEMBER 31, 2011
Forest Products
Current liabilities:
Current maturities of long-term debt (Notes 13 and 14)	$340	$12
Accounts payable	329	336
Accrued liabilities (Note 11)	561	593
Total current liabilities	1,230	941
Long-term debt (Notes 13 and 14)	3,842	4,181
Deferred income taxes (Note 20)	—	129
Deferred pension and other postretirement benefits (Note 8)	1,930	1,467
Other liabilities	499	408
Liabilities (nonrecourse to the company) held by variable interest entities (Note 9)	681	776
	8,182	7,902
Real Estate
Long-term debt (Notes 13 and 14)	109	285
Other liabilities	187	172
Liabilities (nonrecourse to the company) held by variable interest entities (Note 9)	1	8
	297	465
Commitments and contingencies (Note 15)
Total liabilities	8,479	8,367
Equity:
Weyerhaeuser shareholders’ interest (Notes 16 and 17):
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 542,392,642 and 536,425,400 shares	678	671
Other capital	4,731	4,595
Retained earnings	219	176
Cumulative other comprehensive loss	(1,558)	(1,179)
Total Weyerhaeuser shareholders’ interest	4,070	4,263
Noncontrolling interests	43	4
Total equity	4,113	4,267
Total liabilities and equity	$12,592	$12,634
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 53

CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2012

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Cash flows from operations:
Net earnings	$384	$331	$1,283
Noncash charges (credits) to income:
Depreciation, depletion and amortization	456	480	503
Deferred income taxes, net (Note 20)	109	(26)	(1,257)
Pension and other postretirement benefits (Note 8)	(19)	81	(21)
Share-based compensation expense (Note 17)	37	25	24
Charges for impairment of assets (Notes 18)	24	56	117
Net gains on dispositions of assets and operations(1)	(69)	(236)	(149)
Foreign exchange transaction (gains) losses	(6)	6	(8)
Change in:
Receivables less allowances	(33)	(53)	(67)
Receivable for taxes	(73)	(37)	583
Inventories	(54)	(46)	(30)
Real estate and land	(75)	(12)	5
Prepaid expenses	(16)	3	6
Accounts payable and accrued liabilities	18	(133)	(53)
Deposits on land positions and other assets	4	(4)	(10)
Pension and postretirement contributions / benefit payments	(145)	(143)	(280)
Other	39	(1)	43
Net cash from operations	581	291	689
Cash flows from investing activities:
Property and equipment	(256)	(212)	(194)
Timberlands reforestation	(29)	(29)	(36)
Redemption of short-term investments	—	—	49
Proceeds from sale of assets and operations	80	362	213
Repayments from pension trust	—	—	146
Net proceeds of investments held by special purpose entities (Note 9)	13	—	—
Other	—	1	(14)
Cash from investing activities	(192)	122	164
Cash flows from financing activities:
Notes, commercial paper borrowings and revolving credit facilities, net	—	—	(4)
Cash dividends	(334)	(323)	(608)
Change in book overdrafts	(32)	2	(10)
Payments on debt (Note 13)	(187)	(583)	(632)
Exercises of stock options	112	38	—
Repurchase of common stock (Note 16)	—	(37)	—
Other	(3)	(24)	(1)
Cash from financing activities	(444)	(927)	(1,255)
Net change in cash and cash equivalents	(55)	(514)	(402)
Cash and cash equivalents at beginning of year	953	1,467	1,869
Cash and cash equivalents at end of year	$898	$953	$1,467
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $18 in 2012, $30 in 2011 and $29 in 2010	$351	$420	$463
Income taxes	$(13)	$28	$(453)
(1) Includes gain on timberland exchanges.
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 54

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2012

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Common shares:
Balance at beginning of year	$671	$670	$264
Issued for exercise of stock options	7	4	1
Share repurchases	—	(3)	—
Special Dividend (Note 16)	—	—	405
Balance at end of year	$678	$671	$670
Other capital:
Balance at beginning of year	$4,595	$4,552	$1,786
Exercise of stock options	105	35	2
Special Dividend (Note 16)	—	—	2,745
Repurchase of common shares	—	(34)	—
Share-based compensation	34	27	21
Other transactions, net	(3)	15	(2)
Balance at end of year	$4,731	$4,595	$4,552
Retained earnings:
Balance at beginning of year	$176	$181	$2,658
Net earnings attributable to Weyerhaeuser common shareholders	385	331	1,281
Dividends on common shares (Note 16)	(342)	(336)	(3,758)
Balance at end of year	$219	$176	$181
Cumulative other comprehensive loss:
Balance at beginning of year	$(1,179)	$(791)	$(664)
Annual changes – net of tax:
Foreign currency translation adjustments	2	(8)	30
Changes in unamortized net pension and other postretirement benefit loss (Note 8)	(258)	(463)	(166)
Changes in unamortized prior service credit (cost) (Note 8)	(123)	82	9
Unrealized gains on available-for-sale securities	—	1	—
Balance at end of year	$(1,558)	$(1,179)	$(791)
Total Weyerhaeuser shareholders’ interest:
Balance at end of year	$4,070	$4,263	$4,612
Noncontrolling interests:
Balance at beginning of year	$4	$2	$10
Net earnings (loss) attributable to noncontrolling interests	(1)	—	2
Contributions	—	2	—
New consolidations, de-consolidations and other transactions	40	—	(10)
Balance at end of year	$43	$4	$2
Total equity:
Balance at end of year	$4,113	$4,267	$4,614
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 55

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2012

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
OUR BUSINESS SEGMENTS
We are principally engaged in:

•	growing and harvesting timber;

•	manufacturing, distributing and selling forest products; and

•	developing real estate and building single-family homes.
Our business segments are organized based primarily on products and services.
Our Business Segments and Products

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, minerals, oil and gas and international wood products
Wood Products	Softwood lumber, engineered lumber, structural panels and building materials distribution
Cellulose Fibers	Pulp, liquid packaging board and an equity interest in a newsprint joint venture
Real Estate	Real estate development and single-family home building operations

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 57

We also transfer raw materials, semifinished materials and end products among our business segments. Because of this intracompany activity, accounting for our business segments involves:

•	allocating joint conversion and common facility costs according to usage by our business segment product lines and

•	pricing products transferred between our business segments at current market values.

Gains or charges not related to or allocated to an individual operating segment are held in Unallocated Items. This includes a portion of items such as: share-based compensation; pension and postretirement costs; foreign exchange transaction gains and losses associated with financing; and the elimination of intersegment profit in inventory and the LIFO reserve.
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
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior years to be consistent with our 2012 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. The reclassifications include where we report the elimination of intersegment profit on inventory and the LIFO reserve. Previously these company-level adjustments were recorded in the business segments and are now recorded in Unallocated Items. This provides a better understanding of business operating results.
HOW WE ACCOUNT FOR VARIOUS ITEMS
This section provides information about how we account for certain key items related to:

•	capital investments,

•	financing our business and

•	operations.
ITEMS RELATED TO CAPITAL INVESTMENTS
Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands, impairment of long-lived assets and goodwill.
Property and Equipment
We maintain property accounts on an individual asset basis. Here’s how we handle major items:

•	Improvements to and replacements of major units of property are capitalized.

•	Maintenance, repairs and minor replacements are expensed.

•	Depreciation is calculated using a straight-line method at rates based on estimated service lives.

•	Logging roads are generally amortized — as timber is harvested — at rates based on the volume of timber estimated to be removed.

•	Cost and accumulated depreciation of property sold or retired are removed from the accounts and the gain or loss is included in earnings.
Timber and Timberlands
We carry timber and timberlands at cost less depletion charged to disposals. Depletion refers to the carrying value of timber that is harvested, lost as a result of casualty, or sold.
Key activities affecting how we account for timber and timberlands include:

•	reforestation,

•	depletion and

•	forest management in Canada.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 58

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
In 2012 the fair value of the reporting unit with goodwill substantially exceeded its carrying value.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 59

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

•	$15 million at December 31, 2012; and

•	$47 million at December 31, 2011.
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
For real estate and timberland sales, we recognize revenue when:

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

•	$192 million at December 31, 2012; and

•	$172 million at December 31, 2011.
We use FIFO — the first-in, first-out method — or moving average cost methods for the balance of our domestic raw materials and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated product inventories would have been higher by:

•	$112 million at December 31, 2012; and

•	$120 million at December 31, 2011.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 60

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

Pension plans. We have pension plans covering most of our employees. Determination of benefits differs for salaried, hourly and union employees:

•	Salaried employee benefits are based on each employee’s highest monthly earnings for five consecutive years during the final 10 years before retirement.

•	Hourly and union employee benefits generally are stated amounts for each year of service.

•	Union employee benefits are set through collective-bargaining agreements.
We contribute to our U.S. and Canadian pension plans according to established funding standards. The funding standards for the plans are:

•	U.S. pension plans — according to the Employee Retirement Income Security Act of 1974; and

•	Canadian pension plans — according to the applicable provincial pension act and the Income Tax Act.
Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 8: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2012 and 2011.
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
KEY FINANCIAL DATA BY BUSINESS SEGMENT
Sales, Revenues and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	UNALLOCATED ITEMS(1) AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to and revenues from unaffiliated customers
2012	$1,077	$3,058	$1,854	$1,070	$—	$7,059
2011	$1,044	$2,276	$2,058	$838	$—	$6,216
2010	$874	$2,224	$1,911	$923	$22	$5,954
Intersegment sales
2012	$683	$74	$—	$—	$(757)	$—
2011	$646	$80	$—	$—	$(726)	$—
2010	$603	$63	$—	$—	$(666)	$—
Contribution (charge) to earnings from continuing operations
2012	$322	$120	$223	$105	$18	$788
2011	$491	$(243)	$452	$58	$(117)	$641
2010	$282	$(316)	$421	$91	$54	$532
(1) Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, and the elimination of intersegment profit in inventory and the LIFO reserve.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 61

Management evaluates segment performance based on the contributions to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:
Reconciliation of Contribution to Earnings to Net Earnings Attributable to Weyerhaeuser Shareholders

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Net contribution to earnings from continuing operations	$788	$641	$532
Net contribution to earnings from discontinued operations	—	20	14
Total contribution to earnings	788	661	546
Interest expense, net of capitalized interest	(348)	(384)	(452)
Income before income taxes (continuing and discontinued operations)	440	277	94
Income taxes (continuing and discontinued operations)	(55)	54	1,187
Net earnings attributable to Weyerhaeuser common shareholders	$385	$331	$1,281

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	UNALLOCATED ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2012	$142	$133	$150	$12	$19	$456
2011	$137	$151	$147	$13	$28	$476
2010	$121	$181	$148	$17	$28	$495
Net pension and postretirement cost (credit)(1)
2012	$8	$25	$14	$4	$29	$80
2011	$7	$22	$13	$4	$26	$72
2010	$6	$19	$11	$3	$(73)	$(34)
Charges for restructuring, closures and impairments(2)
2012	$2	$6	$—	$6	$18	$32
2011	$—	$64	$1	$14	$4	$83
2010	$2	$113	$—	$21	$12	$148
Equity in income (loss) of equity affiliates and unconsolidated entities
2012	$—	$—	$5	$2	$(3)	$4
2011	$—	$—	$2	$2	$(4)	$—
2010	$—	$—	$(6)	$12	$(6)	$—
Capital expenditures
2012	$60	$56	$160	$4	$5	$285
2011	$53	$35	$146	$3	$1	$238
2010	$72	$31	$123	$5	$1	$232
Investments in and advances to equity affiliates and unconsolidated entities
2012	$—	$—	$191	$21	$1	$213
2011	$—	$—	$191	$21	$1	$213
2010	$—	$—	$194	$16	$—	$210
Total assets
2012	$4,697	$1,319	$2,386	$2,003	$2,187	$12,592
2011	$4,694	$1,256	$2,435	$1,917	$2,332	$12,634
2010	$4,731	$1,551	$2,406	$1,953	$2,823	$13,464
(1) Net pension and postretirement cost (credit) excludes special items, as well as the recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures. See Note 8: Pension and Other Postretirement Benefit Plans for more information.
(2)   See Note 18: Charges for Restructuring, Closures and Asset Impairments for more information

NOTE 3: DISCONTINUED OPERATIONS
There are no operations classified as discontinued in December 31, 2012. Discontinued operations in December 31, 2011 and December 31, 2010 include our hardwoods and Westwood Shipping Lines operations, both of which were sold in third quarter 2011.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 62

OPERATIONS INCLUDED IN DISCONTINUED OPERATIONS
Discontinued Operations

Operations	Disposition	Segment where activities were included	Pretax gain or loss on sale
Hardwoods	Sold 2011 — third quarter	Wood Products	$22 million loss in Wood Products
Westwood Shipping Lines	Sold 2011 — third quarter	Corporate and Other	$49 million gain in Unallocated Items

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
Sale of Westwood Shipping Lines
On September 30, 2011, we completed the sale of Westwood Shipping Lines to J-WesCo of Japan for $58 million in cash. We recognized a pre-tax gain of $49 million in Unallocated Items and recorded tax expense of $18 million, resulting in a net gain of $31 million. This transaction also reduced our operating lease obligations by approximately $130 million.
NET EARNINGS FROM DISCONTINUED OPERATIONS
Sales and Net Earnings from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
	2011	2010
Net sales:
Hardwoods	$222	$367
Westwood Shipping Lines	180	231
Total net sales from discontinued operations	$402	$598
Income (loss) from operations:
Hardwoods	$(3)	$8
Westwood Shipping Lines	—	6
Other discontinued operations	(13)	—
Total income (loss) from discontinued operations	(16)	14
Income taxes	5	(5)
Net earnings (loss) from operations	(11)	9
Net gain (loss) on sale (after-tax):
Hardwoods	(14)	—
Westwood Shipping Lines	31	—
Sale of property	6	—
Net earnings from discontinued operations	$12	$9

Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

Other discontinued operations relate to gains or losses for businesses we have divested in prior years and are included in Unallocated Items. During 2011 we increased our reserve for estimated future environmental remediation costs and recognized an $11 million charge associated with discontinued operations.

NOTE 4: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser shareholders for the last three years were:

•	$0.71 in 2012,

•	$0.62 in 2011 and

•	$4.00 in 2010.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 63

Our diluted earnings per share attributable to Weyerhaeuser shareholders for the last three years were:

•	$0.71 in 2012,

•	$0.61 in 2011 and

•	$3.99 in 2010.
This note discloses:

•	how we calculate basic and diluted net earnings per share and

•	shares excluded from dilutive effect.
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
Pro Forma 2010 Diluted Earnings per Share to Reflect Special Dividend

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE FIGURES
2010
Net earnings attributable to Weyerhaeuser common shareholders	$1,281
Diluted earnings per share:
As reported	$3.99
Pro forma	$2.39
Diluted weighted average shares outstanding (in thousands):
As reported	321,096
Pro forma	537,013
SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.
Potential Shares Not Included in the Computation of Diluted Earnings per Share

Shares in thousands	2012	2011	2010
Stock options	3,519	23,363	26,385
Performance share units	—	396	—

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 64

NOTE 5: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.
Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Logs and chips	$72	$68
Lumber, plywood, panels and engineered lumber	151	134
Pulp and paperboard	185	181
Other products	96	76
Materials and supplies	139	137
Subtotal	643	596
Less LIFO reserve	(112)	(120)
Total	$531	$476
The LIFO inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, pulp and paperboard.
HOW WE ACCOUNT FOR OUR INVENTORIES
The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

NOTE 6: PROPERTY AND EQUIPMENT
Forest Products property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.
Carrying Value of Forest Products Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2012	DECEMBER 31, 2011
Property and equipment, at cost:
Land	N/A	$128	$142
Buildings and improvements	10–40	1,317	1,405
Machinery and equipment	2–25	6,896	7,036
Roads	10–20	549	537
Other	3–10	319	331
Total cost		9,209	9,451
Allowance for depreciation and amortization		(6,350)	(6,550)
Property and equipment, net		$2,859	$2,901
SERVICE LIVES AND DEPRECIATION
Buildings and improvements for Forest Products property and equipment have estimated lives that are generally at either the high end or low end of the range from 10 years to 40 years, depending on the type and performance of construction.
The maximum service lives for Forest Products machinery and equipment varies among our operations:

•	Timberlands — 15 years;

•	Wood products manufacturing facilities — 20 years; and

•	Primary pulp mills — 25 years.
Forest Products depreciation expense, excluding discontinued operations, was:

•	$332 million in 2012,

•	$361 million in 2011 and

•	$391 million in 2010.

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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 65

FOREST PRODUCTS EQUITY AFFILIATES
Following is a list of Forest Products equity affiliates as of December 31, 2012:
Details About Our Equity Affiliates

AFFILIATE	WHAT IT DOES	OUR OWNERSHIP
North Pacific Paper Corporation (NORPAC)	Owns and operates a newsprint manufacturing facility in Longview, Washington	50 percent
Catchlight Energy	Researching and developing technology for converting cellulose-based biomass into economical, low-carbon biofuels	50 percent
Liaison Technologies Inc.	Provides integration and data management services across a wide variety of industries worldwide	9 percent
Unconsolidated Financial Information of Forest Products Equity Affiliates
Aggregated assets, liabilities and operating results of the entities that we accounted for as equity affiliates are provided below.
Assets and Liabilities of Forest Products Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Current assets	$153	$133
Noncurrent assets	$561	$517
Current liabilities	$64	$52
Noncurrent liabilities	$172	$173
Operating Results of Forest Products Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Net sales and revenues	$628	$602	$530
Operating income (loss)	$6	$(5)	$(20)
Net loss	$(6)	$(4)	$(15)
Doing Business with Forest Products Affiliates
Doing business with our affiliates varies by the individual affiliate. We:

•	provide a varying mix of goods and services to some of our affiliates and

•	buy finished products from some of our affiliates.
The goods and services we provide include:

•	raw materials,

•	management and marketing services,

•	support services and

•	shipping services.
In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC, which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$102 million at December 31, 2012; and

•	$75 million at December 31, 2011.
REAL ESTATE EQUITY AFFILIATES
As of December 31, 2012, our Real Estate segment held equity investments in six real estate partnerships and limited liability companies. Our participation in these entities may be as a developer, a builder or an investment partner. Our ownership percentage varies from 7 percent to 50 percent depending on the investment.
Assets and Liabilities of Real Estate Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Current assets	$48	$40
Noncurrent assets	$256	$264
Current liabilities	$111	$21
Noncurrent liabilities	$4	$94

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 66

Results of Operations From Real Estate Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Net sales and revenues	$16	$13	$51
Operating income (loss)	$4	$3	$(31)
Net income (loss)	$3	$3	$(32)

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We sponsor several retirement programs for our employees.
This note provides details about:

•	types of plans we sponsor,

•	significant transactions and events affecting plans we sponsor,

•	funded status of plans we sponsor,

•	pension assets,

•	activity of plans we sponsor and

•	actuarial assumptions.
TYPES OF PLANS WE SPONSOR
The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.
In the U.S., our pension plans are:

•	qualified — plans that qualify under the Internal Revenue Code; and

•	nonqualified — plans for select employees that provide additional benefits not qualified under the Internal Revenue Code.
In Canada, our pension plans are:

•	registered — plans that are registered under the Income Tax Act and applicable provincial pension acts; and

•	nonregistered — plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts.
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
Measurement Date
We measure the fair value of pension plan assets and pension and other postretirement benefit obligations as of the end of our fiscal year. The fair value of pension plan assets are estimated at the end of the year and are revised in the first half of the following year when the information needed to finalize fair values is received. There were no significant events that triggered remeasurement in 2012, 2011 or 2010.
EFFECTS OF SIGNIFICANT TRANSACTIONS AND EVENTS
The information that is provided in this note is affected by the following transactions and events.
Amendments of Pension and Other Postretirement Benefit Plans for Salaried Employees
Pension Benefit Plan Amendments
During 2012 we ratified amendments to the Weyerhaeuser Pension Plan for various collectively bargained benefits. These changes increased the projected benefit obligation by $12 million.
During fourth quarter 2011, we ratified an amendment to the Weyerhaeuser Pension Plan that eliminated the Retiree Medical Enhancement for active employees effective July 1, 2012. This change reduced the Plan's projected benefit obligation by $16 million. This change was announced to affected participants in January 2012.
Effective December 31, 2010, the Weyerhaeuser Company Retirement Plan for Hourly Rated Employees was merged into the Weyerhaeuser Company Retirement Plan for Salaried Employees resulting in the Weyerhaeuser Pension Plan. There were no changes to the provisions as a result of the plan merger.
Postretirement Medical and Life Insurance Benefit Plan Amendments
During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain medical and life insurance benefits that were available to both past and present employees. The changes included the elimination of the Pre-Medicare Plan II company subsidy for those not enrolled as of July 1, 2012, and eliminated the Post-Medicare Health Reimbursement Account (HRA) for those not enrolled or Medicare eligible, if enrolled, as of July 1, 2012. These changes resulted in a $108 million reduction in the company's postretirement liability as of December 31, 2011. These changes were announced to affected participants in January 2012.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 67

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
Restructuring Activities
The information that is provided in this note is affected by company restructuring activities that occurred in 2011 and 2010. There were no restructuring activities in 2012 that affected the information provided in this note.
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
Changes in Projected Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2012	2011	2012	2011
Reconciliation of projected benefit obligation:
Projected benefit obligation beginning of year	$5,841	$5,267	$402	$496
Service cost	53	48	1	2
Interest cost	262	276	15	24
Plan participants’ contributions	—	—	18	19
Actuarial (gains) losses	708	611	(1)	29
Foreign currency exchange rate changes	22	(15)	2	(1)
Benefits paid (includes lump sum settlements)	(323)	(338)	(53)	(59)
Plan amendments and other	12	(14)	49	(108)
Special termination benefits	—	6	—	—
Projected benefit obligation at end of year	$6,575	$5,841	$433	$402

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 68

Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2012	2011	2012	2011
Fair value of plan assets at beginning of year (estimated)	$4,714	$4,773	$—	$—
Adjustment for final fair value of plan assets	16	138	—	—
Actual return on plan assets	490	49	—	—
Foreign currency exchange rate changes	15	(11)	—	—
Employer contributions and benefit payments	110	103	35	40
Plan participants’ contributions	—	—	18	19
Benefits paid (includes lump sum settlements)	(323)	(338)	(53)	(59)
Fair value of plan assets at end of year (estimated)	$5,022	$4,714	$—	$—

Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2012	2011	2012	2011
Noncurrent assets	$2	$1	$—	$—
Current liabilities	(21)	(21)	(37)	(42)
Noncurrent liabilities	(1,534)	(1,107)	(396)	(360)
Funded status	$(1,553)	$(1,127)	$(433)	$(402)
Changes in actuarial assumptions, primarily discount rates, used to calculate our pension liabilities resulted in an increase of $655 million in the liabilities, which had a negative effect on the funded status of the pension plans as of the end of 2012. The discount rates declined from 4.50 percent at the end of 2011 to 3.70 percent at the end of 2012 for the U.S. plans. The discount rates declined from 4.90 percent at the end of 2011 to 4.10 percent at the end of 2012 for the Canadian plans.
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
The values reported for our pension plan assets at the end of 2012 and 2011 were estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We increased the fair value of plan assets by $16 million to reflect final valuations as of December 31, 2011.
During 2012, we contributed $89 million to our Canadian registered and nonregistered pension plans and made benefit payments of $21 million to our nonqualified pension plans.
The asset or liability on our Consolidated Balance Sheet representing the funded status of the plans is different from the cumulative income or expense that we have recorded related to these plans. These differences are actuarial gains and losses and prior service costs and credits that are deferred and will be amortized into our periodic benefit costs in future periods. These unamortized amounts are recorded in "Cumulative Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 69

Changes in Amounts Included in Cumulative Other Comprehensive Loss

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2012	2011	2012	2011
Net amount at beginning of year	$(1,693)	$(1,258)	$99	$45
Net change during the year:
Net actuarial gain (loss):
Net actuarial loss arising during the year, including foreign currency exchange rate changes	(637)	(837)	—	(22)
Amortization of net actuarial loss	175	140	13	13
Taxes	193	240	(2)	3
Net actuarial gain (loss), net of tax	(269)	(457)	11	(6)
Prior service credit (cost):
Prior service credit (cost) arising during the year	(12)	14	(43)	116
Amortization of prior service (credit) cost	8	23	(127)	(22)
Taxes	1	(15)	50	(34)
Prior service credit (cost), net of tax	(3)	22	(120)	60
Net amount recorded during the year	(272)	(435)	(109)	54
Net amount at end of year	$(1,965)	$(1,693)	$(10)	$99
Accumulated Benefit Obligations Greater Than Plan Assets
As of December 31, 2012, pension plans with accumulated benefit obligations greater than plan assets had:

•	$6.6 billion in projected benefit obligations,

•	$6.4 billion in accumulated benefit obligations and

•	assets with a fair value of $5 billion.
As of December 31, 2011, pension plans with accumulated benefit obligations greater than plan assets had:

•	$5.8 billion in projected benefit obligations,

•	$5.7 billion in accumulated benefit obligations and

•	assets with a fair value of $4.7 billion.
The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$6.4 billion at December 31, 2012; and

•	$5.7 billion at December 31, 2011.
PENSION ASSETS
Our Investment Policies and Strategies
Our investment policies and strategies guide and direct how we manage funds for the benefit plans we sponsor. These funds include our:

•	U.S. Pension Trust — funds our U.S. qualified pension plans;

•	Canadian Pension Trust — funds our Canadian registered pension plans; and

•	Retirement Compensation Arrangements — fund a portion of our Canadian nonregistered pension plans.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 70

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
Retirement Compensation Arrangements
Retirement Compensation Arrangements fund a portion of our Canadian nonregistered pension plans.
Under Retirement Compensation Arrangements, our contributions are split:

•	50 percent to our investments in a portfolio of equities; and

•	50 percent to a noninterest-bearing refundable tax account held by the Canada Revenue Agency — as required by Canadian tax rules.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 71

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
Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2012	DECEMBER 31, 2011
Fixed income	11.4%	11.5%
Hedge funds	55.3	51.9
Private equity and related funds	31.8	35.1
Real estate and related funds	1.8	2.1
Common and preferred stock and equity index instruments	0.1	—
Accrued liabilities	(0.4)	(0.6)
Total	100.0%	100.0%
Assets within our nonregistered plans that we are allowed to manage were invested as follows:

	DECEMBER 31, 2012	DECEMBER 31, 2011
Equities	43.5%	23.0%
Cash and cash equivalents	56.5	77.0
Total	100.0%	100.0%
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 72

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
Assets that do not have readily available quoted prices in an active market require a higher degree of judgment to value and have a higher degree of risk that the value that could have been realized upon sale as of the valuation date could be different from the reported value than assets with observable pricing inputs. It is possible that the full extent of market price, liquidity, currency, interest rate, or credit risks may not be fully factored into the fair values of our pension plan assets that use significant unobservable inputs. Approximately $4.5 billion, or 89 percent, of our pension plan assets were classified as Level 3 assets as of December 31, 2012.
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year, and market events. When the difference is significant, we revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values received after we have filed our annual report on Form 10-K. We increased the fair value of pension assets in the second quarter of 2012 by $16 million, or 0.3 percent.
The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS
2012	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$476	$93	$—	$569
Hedge funds	—	—	2,771	2,771
Private equity and related funds	—	(2)	1,594	1,592
Real estate and related funds	—	—	91	91
Common and preferred stock and equity index instruments	—	4	—	4
Total pension trust investments	$476	$95	$4,456	$5,027
Accrued liabilities, net				(19)
Pension trust net assets				$5,008
Canadian nonregistered plan assets:
Cash	$8	$—	$—	$8
Investments	6	—	—	6
Total Canadian nonregistered plan assets	$14	$—	$—	$14
Total plan assets				$5,022

DOLLAR AMOUNTS IN MILLIONS
2011	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$470	$71	$—	$541
Hedge funds	—	—	2,436	2,436
Private equity and related funds	—	2	1,649	1,651
Real estate and related funds	—	—	96	96
Common and preferred stock and equity index instruments	1	1	—	2
Total pension trust investments	$471	$74	$4,181	$4,726
Accrued liabilities, net				(27)
Pension trust net investments				$4,699
Canadian nonregistered plan assets:
Cash	$12	$—	$—	$12
Investments	3	—	—	3
Total Canadian nonregistered plan assets	$15	$—	$—	$15
Total plan assets				$4,714

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 73

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	INVESTMENTS
	Hedge funds	Private equity and related funds	Real estate and related funds	Total
Balance as of December 31, 2010	$2,284	$1,575	$120	$3,979
Net realized gains (losses)	95	(6)	—	89
Net change in unrealized appreciation (depreciation)	(180)	122	(21)	(79)
Net purchases, (sales) and (settlements)	237	(42)	(3)	192
Balance as of December 31, 2011	2,436	1,649	96	4,181
Net realized gains	70	146	6	222
Net change in unrealized appreciation	228	26	6	260
Net purchases, (sales) and (settlements)	37	(227)	(17)	(207)
Balance as of December 31, 2012	$2,771	$1,594	$91	$4,456
This table shows the fair value of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Equity index instruments	$4	$1
Forward contracts	(2)	2
Swaps	288	220
Total	$290	$223

This table shows the aggregate notional amount of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Equity index instruments	$569	$390
Forward contracts	199	208
Swaps	1,538	1,291
Total	$2,306	$1,889

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 74

ACTIVITY OF PLANS WE SPONSOR
Net Periodic Benefit Cost (Credit)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2012	2011	2010	2012	2011	2010
Net periodic benefit cost (credit):
Service cost(1)(2)	$53	$48	$44	$1	$2	$2
Interest cost	262	276	278	15	24	24
Expected return on plan assets	(422)	(421)	(448)	—	—	—
Amortization of actuarial loss	175	136	61	13	13	11
Amortization of prior service cost (credit)	7	14	18	(127)	(22)	(21)
Recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures(2)	—	18	10	—	—	—
Other	—	—	—	4	4	—
Net periodic benefit cost (credit)	$75	$71	$(37)	$(94)	$21	$16
(1) During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain benefits that were available to both past and present employees. The company recognized a gain of $103 million in 2012 due to these benefit changes. This gain is included in other operating income and reflected in the amortization of prior service credit in the table above. The benefit related to the fourth quarter 2011 amendments was fully recognized in first and second quarter 2012.
(2) Service cost includes $2 million in 2011 and $3 million in 2010 for employees that were part of the sale of our hardwoods operations. Curtailment and special termination benefits includes charges of $11 million in 2011 related to the sale of our hardwoods and Westwood Shipping Lines operations. These charges are included in our results of discontinued operations.

Estimated Amortization from Cumulative Other Comprehensive Loss in 2013
Amortization of the net actuarial loss and prior service cost (credit) of our pension and postretirement benefit plans will affect our other comprehensive income in 2013. The net effect of the estimated amortization will be an increase in net periodic benefit costs or a decrease in net periodic benefit credits in 2013.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	POSTRETIREMENT	TOTAL
Net actuarial loss	$220	$14	$234
Prior service cost (credit)	7	(23)	(16)
Net effect cost (credit)	$227	$(9)	$218
Expected Pension Funding
Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.
During 2013, based on estimated year-end asset values and projections of plan liabilities, we expect to:

•	be required to contribute approximately $88 million to our Canadian registered and nonregistered pension plans; and

•	make benefit payments of approximately $19 million to our U.S. nonqualified pension plans.

We do not anticipate making a contribution to our U.S. qualified pension plan for 2013.
Expected Postretirement Benefit Funding
Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from our general assets as they come due. Except for benefits provided to certain unionized employees, we retain the right to terminate other postretirement benefits. We expect to make benefit payments of $37 million to our U.S. and Canadian other postretirement benefit plans in 2013, including $10 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 75

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2013	$329	$37
2014	$338	$34
2015	$342	$32
2016	$351	$30
2017	$359	$29
2018-2022	$1,897	$126
ACTUARIAL ASSUMPTIONS
We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs.
Rates We Use in Estimating Our Benefit Obligations
We use assumptions to estimate our benefit obligations that include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;

•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and

•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.
Discount Rates and Rates of Compensation Increase Used in Estimating Our Pension and Other Postretirement Benefit Obligation

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012	DECEMBER 31, 2011
Discount rates:
U.S.	3.70%	4.50%	3.00%	4.10%
Canada	4.10%	4.90%	4.00%	4.80%
Lump sum distributions (US salaried and nonqualified plans only)(1)	Variable	Variable	N/A	N/A
Rate of compensation increase:
Salaried:
United States	2.00% for 2012 2.50% for 2013 and 3.5% thereafter	2.00% for 2011 2.00% for 2012 and 3.5% thereafter	N/A	N/A
Canada	2.10% for 2012 2.50% for 2013 and 3.5% thereafter	2.00% for 2011 2.10% for 2012 and 3.5% thereafter	N/A	2.00% for 2011 2.10% for 2012 and 3.5% thereafter
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	N/A	N/A
Election of lump sum or installment distributions (US salaried and nonqualified plans only)	56.00%	60.00%	N/A	N/A
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 76

This table shows the discount rates, expected returns on our plan assets and rates of compensation increases we used the last three years to estimate our net periodic benefit costs.
Rates Used to Estimate Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2012	2011	2010	2012	2011	2010
Discount rates:
U.S.	4.50%	5.40%	5.90%	4.10%	5.00%	5.20%
Salaried – lump sum distributions (U.S. salaried and nonqualified plan only)(1)	PPA Table	PPA phased Table	PPA phased Table	N/A	N/A	N/A
Canada	4.90%	5.30%	6.10%	4.80%	5.20%	6.00%
Expected return on plan assets:
Qualified/registered plans	9.00%	9.50%	9.50%
Nonregistered plans (Canada only)	3.50%	4.75%	4.75%
Rate of compensation increase:
Salaried:
U.S.	2.00% for 2012 3.50% thereafter	2.00% for 2011 3.50% thereafter	1.75% for 2010 3.50% thereafter	N/A	N/A	N/A
Canada	2.10% for 2012 3.50% thereafter	2.00% for 2011 3.50% thereafter	1.75% for 2010 3.50% thereafter	2.10% for 2012 3.50% thereafter	2.00% for 2011 3.50% thereafter	3.50%
Hourly:
U.S.	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	3.25%	N/A	N/A	N/A
Election of lump sum distributions (U.S. salaried and nonqualified plans only)	60.00%	65.00%	72.00%	N/A	N/A	N/A
(1) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2012.

Expected Return on Plan Assets
We estimate the expected long-term return on assets for our:

•	qualified and registered pension plans and

•	nonregistered plans.
Qualified and Registered Pension Plans. Our expected long-term rate of return for plan assets as of December 31, 2012, is comprised of:

•	a 7.3 percent assumed return from direct investments and

•	a 1.7 percent assumed return from derivatives.
Determining our expected return:

•	requires a high degree of judgment,

•	uses our historical fund returns as a base and

•	places added weight on more recent pension plan asset performance.
Over the 28 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.8 percent net compound annual return rate.
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
Our expected overall annual return on assets that fund our nonregistered plans is 3.5 percent.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 77

Actual Returns on Assets Held by Our Pension Trusts
Based on valuations received as of year-end, our total actual return on assets held by our pension trusts was a gain of approximately $490 million in 2012. These trusts fund our qualified, registered and a portion of our nonregistered pension plans.

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Direct investments	$324	$48	$362
Derivatives	166	1	153
Total	$490	$49	$515
HEALTH CARE COSTS
Rising costs of health care affect the costs of our other postretirement plans.
Health Care Cost Trend Rates
We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. In 2012, the assumed weighted health care cost trend rate for the next year was:

•	6.7 percent in the U.S. and

•	7.1 percent in Canada.
This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.
Assumptions We Use in Estimating Health Care Benefit Costs

	2012		2011
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	6.70%	7.10%	6.80%	7.30%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2030	2029	2030
A 1 percent change in our assumed health care cost trend rates can affect our accumulated benefit obligations.
Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 31, 2012 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	$1	$(1)
Effect on accumulated postretirement benefit obligation	$12	$(10)
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

As of December 31, 2012, these plans covered approximately 1,300 of our employees.
Our contributions were:

•	$4 million in 2012,

•	$4 million in 2011 and

•	$4 million in 2010.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 78

There have been no significant changes that affect the comparability of the 2012, 2011 and 2010 contributions. None of our contributions exceeded more than five percent of any plan's total contributions during 2012, 2011 or 2010.
DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$19 million in 2012,

•	$19 million in 2011 and

•	$12 million in 2010.

NOTE 9: VARIABLE INTEREST ENTITIES
This note provides details about:

•	Forest Products special-purpose entities (SPEs) and

•	Real Estate variable interest entities (VIEs).
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
In 2012, we repaid a $97 million note and received $110 million from the related financial investment related to one of our timber monetization SPEs undertaken in 2002.
Our Consolidated Statement of Operations includes:

•	Interest expense on SPE notes of:
– $32 million in 2012,
– $31 million in 2011 and
– $32 million in 2010.

•	Interest income on SPE investments of:
– $34 million in 2012,
– $34 million in 2011 and
– $34 million in 2010.
Sales proceeds paid to buyer-sponsored SPEs were invested in restricted financial investments with a balance of $799 million as of December 31, 2012, and $909 million as of December 31, 2011. The weighted average interest rate was 3.8 percent during 2012 and 2011. Maturities of the financial investments at the end of 2012 were:

•	$184 million in 2013,

•	$253 million in 2019 and

•	$362 million in 2020.
The long-term notes of our monetization SPEs were $672 million as of December 31, 2012, and $767 million as of December 31, 2011. The weighted average interest rate was 4.3 percent during 2012 and 4.2 percent in 2011. Maturities of the notes at the end of 2012 were:

•	$161 million in 2013,

•	$209 million in 2019 and

•	$302 million in 2020.
Financial investments consist of bank guarantees backed by bank notes for three of the SPE transactions and a letter of credit backed by cash deposits for one of the SPE transactions. Interest earned from each financial investment is used to pay interest accrued on the corresponding SPE’s note. Any shortfall between interest earned and interest accrued reduces our equity in the monetization SPEs.
Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report deferred tax gains on our income tax return. In the event that proceeds from the financial investments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2012, our net equity in the four SPEs was approximately $125 million and the deferred tax liability was estimated to be approximately $240 million.
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
If the entity holding the lots under option is a VIE, our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we consolidate the VIE in our financial statements and reflect its assets and liabilities as “Assets held by variable interest entities” and “Liabilities (nonrecourse to the company) held by variable interest entities.” Creditors of the entities with which we have option agreements have no recourse against us. The maximum exposure to loss under our lot option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. In some cases, we have also contracted to complete development work at a fixed cost on behalf of the land owner and budget shortfalls and savings will be borne by us.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 79

In determining whether we are the primary beneficiary of a VIE, we consider our ability to control activities of the VIE including, but not limited to the ability to:

•	direct entitlement of land,

•	determine the budget and scope of land development work,

•	perform land development activities,

•	control financing decisions for the VIE and

•	acquire additional land into the VIE or dispose of land in the VIE not already under contract.
If we conclude that we control such activities of the VIE, we also consider whether we have an obligation to absorb losses of or a right to receive benefits from the VIE.
As of the end of 2012, we had options to purchase 1,200 residential lots from VIEs we consolidated because we concluded we were the primary beneficiary, compared to 400 residential lots as of the end of 2011. As of the end of both 2012 and 2011, our non-refundable option deposits to VIEs and capitalized pre-acquisition costs on assets under option from VIEs that were not consolidated were not significant.

NOTE 10: REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE
Carrying Value of Our Real Estate in Process of Development and for Sale

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Dwelling units	$249	$206
Residential lots	400	261
Commercial acreage, acreage for sale, and other	9	88
Total	$658	$555
HOW WE ACCOUNT FOR OUR REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE
Real estate in process of development and for sale is stated at cost unless events and circumstances trigger an impairment. More information about real estate asset impairments can be found in Note 18: Charges for Restructuring, Closures and Asset Impairments.

NOTE 11: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Wages, salaries and severance pay	$139	$136
Pension and postretirement	58	63
Vacation pay	46	44
Income taxes	—	13
Taxes – Social Security and real and personal property	27	29
Interest	99	99
Customer rebates and volume discounts	44	54
Deferred income	60	59
Other	88	96
Total	$561	$593

NOTE 12: LINES OF CREDIT
This note provides details about our:

•	lines of credit and

•	other letters of credit and surety bonds.
OUR LINES OF CREDIT
As of December 31, 2012, we have a $1 billion revolving credit facility available to us. We entered into this line of credit in June 2011 and it expires June 2015. Conditions of the line of credit include the following:

•	The entire amount is available to Weyerhaeuser Company.

•	$50 million of the amount is available to Weyerhaeuser Real Estate Company (WRECO).

•	Neither Weyerhaeuser Company nor WRECO is a guarantor of the borrowing of the other.
Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2012, there were no borrowings outstanding under the facility and Weyerhaeuser Company and WRECO were in compliance with the credit facility covenants.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 80

OTHER LETTERS OF CREDIT AND SURETY BONDS
The amounts of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	FOREST PRODUCTS		REAL ESTATE
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012	DECEMBER 31, 2011
Letters of credit	$49	$44	$4	$11
Surety bonds	$157	$166	$261	$264
Our compensating balance requirements for our letters of credit were $50 million as of December 31, 2012.

NOTE 13: LONG-TERM DEBT
This note provides details about:

•	Forest Products long-term debt and the portion due within one year,

•	Real Estate long-term debt and the portion due within one year and

•	long-term debt maturities.
Our long-term debt includes notes, debentures, revenue bonds and other borrowings. The following table lists Forest Products’ long-term debt, which includes Weyerhaeuser Company debt, by types and interest rates at the end of our last two years and includes the current portion.
Forest Products Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
7.50% debentures due 2013	$156	$156
7.25% debentures due 2013	129	129
6.95% debentures due 2017	281	281
7.00% debentures due 2018	62	62
7.375% notes due 2019	500	500
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	191
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Industrial revenue bonds, rates from 6.7% to 6.8%, due 2022	88	88
Medium-term notes, rates from 6.6% to 7.3%, due 2013	56	67
Other	1	1
	4,187	4,198
Less unamortized discounts	(5)	(5)
Total	$4,182	$4,193
Portion due within one year	$340	$12
In addition to repaying debt that was scheduled to mature, we repaid approximately $518 million and $572 million of long-term debt during the years ended December 31, 2011 and 2010, respectively. Included in our net interest expense, Weyerhaeuser recognized pretax charges in 2011 and 2010 of $26 million and $50 million, respectively, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt.
Real Estate Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Notes payable, unsecured; weighted average interest rates are approximately 4.8%, due 2013-2027	$109	$285
Portion due within one year	$69	$176

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 81

Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2017

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012
	FOREST PRODUCTS	REAL ESTATE
Long-term debt maturities:
2013	$340	$69
2014	$—	$15
2015	$—	$—
2016	$—	$—
2017	$281	$—
Thereafter	$3,566	$25

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS
This note provides information about the fair value of our:

•	debt and

•	other financial instruments.
FAIR VALUE OF DEBT
The estimated fair values and carrying values of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012		DECEMBER 31, 2011
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,182	$4,994	$4,193	$4,579
Real Estate	$109	$112	$285	$291
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach — based on quoted market prices we received for the same types and issues of our debt; or

•	income approach — based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 82

2011 Claim
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
Our established reserves. We have established reserves for estimated remediation costs on the active Superfund sites and other sites for which we are responsible. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet.
Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2011	$34
Reserve charges and adjustments, net	4
Payments	(6)
Reserve balance as of December 31, 2012	$32
Total active sites as of December 31, 2012	53
We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.
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
Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet.
Changes in the Reserve for Asset Retirement Obligations

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2011	$65
Reserve charges and adjustments, net	8
Payments	(10)
Reserve balance as of December 31, 2012	$63

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 83

COMMITMENTS AND OTHER CONTINGENCIES
Our commitments and contingencies include:

•	guarantees of debt and performance,

•	purchase obligations for goods and services and

•	operating leases.
Guarantees
We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease — which expires in 2023 — are $18 million.
Our Real Estate segment has guaranteed buyer/lessee performance on ground leases that we sold. Future payments on the leases — which expire in 2041 — are $12 million.
Purchase Obligations
Our purchase obligations as of December 31, 2012 were:

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2012
2013	$105
2014	$7
2015	$5
2016	$2
2017	$2
Thereafter	$9
Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding,

•	specify all significant terms and

•	cannot be canceled without penalty.
The terms include:

•	fixed or minimum quantities to be purchased;

•	fixed, minimum or variable price provisions; and

•	an approximate timing for the transaction.
Our purchase obligations include items such as:

•	stumpage and log purchases,

•	energy and

•	other service and supply contracts.
Operating Leases
Our rent expense was:

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Rent expense	$42	$47	$55
We have operating leases for:

•	various equipment — including logging equipment, lift trucks, automobiles and office equipment;

•	office and wholesale space;

•	model homes; and

•	real estate ground lease.
Commitments
Our operating lease commitments as of December 31, 2012 were:

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2012
2013	$35
2014	$27
2015	$18
2016	$15
2017	$11
Thereafter	$108

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 84

Operating lease commitments have not been reduced by minimum sublease rental income of $62 million that is due in future periods under noncancellable sublease agreements. These commitments include a lease that has commitment increases based on a consumer price index built into the agreement. These lease commitment increases are not included in the figures above.

NOTE 16: SHAREHOLDERS’ INTEREST
This note provides details about:

•	preferred and preference shares,

•	common shares,

•	Special Dividend,

•	share-repurchase programs, and

•	cumulative other comprehensive loss.
PREFERRED AND PREFERENCE SHARES
We had no preferred or preference shares outstanding at the end of 2012 or 2011.
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
COMMON SHARES
We had 542 million shares of common stock outstanding at year-end 2012.
The number of common shares we have outstanding changes when:

•	new shares are issued,

•	stock options are exercised,

•	restricted stock units vest,

•	stock-equivalent units are paid out,

•	shares are tendered,

•	shares are repurchased or

•	shares are canceled.
Reconciliation of Our Common Share Activity

IN THOUSANDS
	2012	2011	2010
Outstanding at beginning of year	536,425	535,976	211,359
Stock options exercised	5,404	2,199	133
Issued for restricted stock units	523	540	165
Issued for Directors' stock-equivalent units	41	—	—
Issued as part of Special Dividend	—	—	324,319
Repurchased	—	(2,290)	—
Outstanding at end of year	542,393	536,425	535,976
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
OUR SHARE REPURCHASE PROGRAMS
During 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our Board of Directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 85

authorized to repurchase up to $250 million of outstanding shares. During 2011, we repurchased 1,089,824 shares of common stock for $17 million under the 2011 program. As of December 31, 2012, we had remaining authorization of $233 million for future share repurchases.
CUMULATIVE OTHER COMPREHENSIVE LOSS
The components of our cumulative other comprehensive loss are:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Foreign currency translation adjustments	$413	$411
Net pension and other postretirement benefit loss not yet recognized in earnings	(2,079)	(1,821)
Prior service credit not yet recognized in earnings	104	227
Unrealized gains on available-for-sale securities	4	4
Total	$(1,558)	$(1,179)
More information about the changes in net pension and other postretirement benefit loss not yet recognized in earnings and prior service credit not yet recognized in earnings can be found in Note 8: Pension and Other Postretirement Benefit Plans.

NOTE 17: SHARE-BASED COMPENSATION
Share-based compensation expense was:

•	$37 million in 2012,

•	$25 million in 2011 and

•	$24 million in 2010.
This note provides details about:

•	our Long-Term Incentive Compensation Plan,

•	how we account for share-based awards,

•	tax benefits of share-based awards,

•	types of share-based compensation and

•	unrecognized share-based compensation.
OUR LONG-TERM INCENTIVE COMPENSATION PLAN
Our Long-Term Incentive Compensation Plan (the Plan) provides for share-based awards that include:

•	stock options,

•	stock appreciation rights,

•	restricted stock,

•	restricted stock units,

•	performance shares and

•	performance share units.
We may issue future grants of up to 11,848,635 shares under the Plan. We also have the right to reissue forfeited and expired grants.
For stock options and stock appreciation rights:

•	An individual participant may receive a grant of up to 1,327,093 shares in any one calendar year.

•	The exercise price is required to be the market price on the date of the grant.
For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	An individual participant may receive a grant of up to 540,584 shares annually.

•	The maximum aggregate number of shares that may be issued as grants is 9.2 million shares.
The Compensation Committee of our Board of Directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.
For stock-settled awards, we:

•	issue new stock into the marketplace and

•	generally do not repurchase shares in connection with issuing new awards.
Our common shares would increase by approximately 38 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2012 under the Plan;

•	all options outstanding at December 31, 2012 under earlier plans; and

•	all remaining options, restricted stock units, and performance share units that could be granted under the Plan.
HOW WE ACCOUNT FOR SHARE-BASED AWARDS
We:

•	use a fair-value-based measurement for share-based awards, and

•	recognize the cost of share-based awards in our consolidated financial statements.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 86

We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.

•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.
In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.
TAX BENEFITS OF SHARE-BASED AWARDS
Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$9 million in 2012,

•	$6 million in 2011 and

•	$4 million in 2010.
Tax benefits for share-based awards are accrued as stock compensation expense is recognized in the Consolidated Statement of Operations. Tax benefits on share-based awards are realized when:

•	restricted shares and restricted share units vest,

•	performance shares and performance share units vest,

•	stock options are exercised and

•	stock appreciation rights are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We report the excess tax benefit as financing cash inflows rather than operating cash inflows. We had excess tax benefits of $5 million in 2012 and $2 million in 2011 and none in 2010.
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
The Details
Our stock options generally:

•	vest over four years of continuous service and

•	must be exercised within 10 years of the grant date.
The vesting and post-termination vesting terms for stock options granted in 2012, 2011 and 2010 were as follows:

•	vest ratably over 4 years;

•	vest or continue to vest in the event of death, disability or retirement at an age of at least 62;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria for full or continued vesting have not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.
Our Accounting
We use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant date.
In our estimates, we use:

•	historical data — for option exercise time and employee terminations;

•	a Monte-Carlo simulation — for how long we expect granted options to be outstanding; and

•	the U.S. Treasury yield curve — for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.
The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,

•	historical volatility of our stock and

•	other factors.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 87

Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2012 GRANTS	2011 GRANTS	2010 GRANTS
Expected volatility	40.41%	38.56%	37.62%
Expected dividends	2.94%	2.48%	0.51%
Expected term (in years)	5.33	5.73	5.16
Risk-free rate	1.01%	2.65%	2.52%
Weighted average grant date fair value	$5.72	$7.54	$5.28
Share-based compensation expense for stock options is generally recognized over the vesting period. There are exceptions for stock options awarded to employees who:

•	are eligible for retirement;

•	will become eligible for retirement during the vesting period; or

•	whose employment is terminated during the vesting period due to job elimination or the sale of a business.

In these cases, we record the share-based compensation expense over a required service period that is less than the stated vesting period.
Activity
The following table shows our option unit activity for 2012.

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2011	29,169	$22.34
Granted	1,915	$20.42
Exercised	(5,440)	$20.59
Forfeited or expired	(2,835)	$24.26
Outstanding at December 31, 2012(1)	22,809	$22.36	4.87	$133
Exercisable at December 31, 2012	16,787	$24.14	3.85	$71
(1) As of December 31, 2012, there were approximately 1.5 million stock options that had met the requisite service period and will be released as identified in the grant terms.
RESTRICTED STOCK UNITS
Through the Plan, we award restricted stock units — grants that entitle the holder to shares of our stock as the award vests.
The Details
Our restricted stock units granted in 2012, 2011 and 2010 generally:

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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 88

Activity
The following table shows our restricted stock unit activity for 2012.

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2011	1,739	$24.72
Granted	704	$20.42
Vested	(737)	$26.31
Forfeited	(57)	$22.54
Nonvested at December 31, 2012(1)(2)	1,649	$22.25
(1) As of December 31, 2012, there were approximately 57 thousand restricted stock units that had met the requisite service period and will be released as identified in the grant terms.
(2) Includes 306 thousand shares related to the Special Dividend associated with our REIT conversion in 2010. These units will be issued as the underlying shares vest. Nonvested units do not include any regular dividends.

Nonvested restricted stock units accrue dividends that are paid out when restricted stock units vest. Any restricted stock units forfeited will not receive dividends.
As restricted stock units vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
PERFORMANCE SHARE UNITS
As part of a new long-term incentive compensation strategy intended to tie executive compensation more closely to company performance, we granted a target number of performance share units to executives in 2011 and 2012. Performance share units will be paid in the form of shares of Weyerhaeuser stock – to the extent earned through company performance against financial goals – over a four-year vesting period.
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
At the end of the two-year performance period and over a further two-year vesting period, performance share units would be paid in shares of our stock. Performance share units granted and that are earned vest as follows:

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
Weighted Average Assumptions Used in Estimating the Value of Performance Share Units

	2012 GRANTS	2011 GRANTS
Performance period	1/1/2012 – 12/31/2013	1/1/2011 – 12/31/2012
Valuation date closing stock price	$20.56	$24.32
Expected dividends	2.92%	0.82%
Risk-free rate	0.08% - 0.32%	0.12% - 0.80%
Volatility	34.86% - 34.66%	28.65% - 35.74%

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 89

Activity
The following table shows our performance share unit activity for 2012.

	2012 GRANTS (IN THOUSANDS)	2011 GRANTS (IN THOUSANDS)	TOTAL GRANTS(IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2011	—	314	314	$27.30
Granted at target	344	—	344	$21.73
Forfeited	—	(1)	(1)	$27.30
Performance adjustment	76	81	157	$24.38
Nonvested at December 31, 2012(1)	420	394	814	$24.38
(1) As of December 31, 2012, there were approximately 100 thousand performance share units that had met the requisite service period and will be released as identified in the grant terms.
For 2012 grants, the company exceeded the cash flow target, resulting in an initial number of shares earned equal to 122 percent of target. The ultimate number of performance shares earned may be adjusted when the TSR performance period is completed. The TSR component could modify the initial number of shares earned up or down by 20 percent.
For 2011 grants, the company exceeded the cash flow target, resulting in an initial number of shares earned equal to 105 percent of target. Because the company's two-year TSR ranking was greater than the 75th percentile, the initial number of shares granted increased by 20 percent.
No performance share units were awarded in 2010.
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
Weighted Average Assumptions Used to Re-measure Value of Stock Appreciation Rights at Year-End

December 31, 2012
Expected volatility	29.07%
Expected dividends	2.44%
Expected term (in years)	1.71
Risk-free rate	0.27%
Weighted average fair value	$7.25

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 90

Activity
The following table shows our stock appreciation rights activity for 2012.

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2011	1,578	$22.80
Granted	52	$20.42
Exercised	(235)	$19.07
Forfeited or expired	(244)	$26.45
Outstanding at December 31, 2012	1,151	$22.67	4.64	$6
Exercisable at December 31, 2012	926	$24.18	3.94	$4
UNRECOGNIZED SHARE-BASED COMPENSATION
As of December 31, 2012, our unrecognized share-based compensation cost for all types of share-based awards included:

•	$42 million related to non-vested equity-classified share-based compensation arrangements — expected to be recognized over a weighted average period of approximately 1.8 years; and

•	$1 million related to non-vested liability-classified stock appreciation rights — expected to vest over a weighted average period of approximately 1.2 years.
DEFERRED COMPENSATION STOCK EQUIVALENT UNITS
Certain employees and our board of directors may defer compensation into stock-equivalent units.
The Details
The plan works differently for employees and directors.
Eligible employees:

•	may choose to defer all or part of their bonus into stock-equivalent units;

•	may choose to defer part of their salary, except for executive officers; and

•	receive a 15 percent premium if the deferral is for at least five years.
Our directors:

•	receive a portion of their annual retainer fee in the form of restricted stock units, which vest over one year and may be deferred into stock-equivalent units;

•	may choose to defer some or all of the remainder of their annual retainer fee into stock-equivalent units; and

•	do not receive a premium for their deferrals.
Employees and directors also choose when the deferrals will be paid out although no deferrals may be paid until after the separation from service of the employee or director.
Our Accounting
We settle all deferred compensation accounts in cash for our employees. Our directors receive shares of common stock as payment for stock-equivalent units. In addition, we credit all stock-equivalent accounts with dividend equivalents.
During 2012, the directors' deferred compensation plan was amended to allow the directors to elect to receive payments of amounts deferred into stock-equivalent units in cash or stock for elections made prior to December 31, 2011. Deferrals made beginning January 1, 2012, into stock-equivalent units will be paid in common shares. Elections to receive these deferred amounts in stock resulted in the issuance of 40,899 shares in 2012. The number of common shares to be issued in the future to directors who elected common share payments is 519,281.
Stock-equivalent units are:

•	liability-classified awards and

•	re-measured to fair value at every reporting date.
The fair value of a stock-equivalent unit is equal to the market price of our stock.
Activity
The number of stock-equivalent units outstanding in our deferred compensation accounts was:

•	971,650 as of December 31, 2012;

•	1,021,977 as of December 31, 2011; and

•	1,027,768 as of December 31, 2010.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 91

NOTE 18: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
Items Included in Our Restructuring, Closure and Asset Impairment Charges

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Restructuring and closure charges:
Termination benefits	$—	$4	$22
Pension and postretirement charges	—	6	7
Other restructuring and closure costs	8	17	5
Charges for restructuring and closures	8	27	34
Impairments of long-lived assets and other related charges:
Long-lived asset impairments	19	42	92
Real estate impairments and charges	1	10	13
Write-off of pre-acquisition costs and abandoned community costs	3	1	5
Other assets	1	3	4
Impairment of long-lived assets and other related charges	24	56	114
Total charges for restructuring and impairment of long-lived assets	$32	$83	$148
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
ASSET IMPAIRMENTS
The Impairment of Long-Lived Assets and Goodwill sections of Note 1: Summary of Significant Accounting Policies provide details about how we account for these impairments. Additional information can also be found in our Critical Accounting Policies.
Long-Lived Assets
Our long-lived asset impairments were primarily related to the following:

•
2012 — charges are primarily related to unutilized assets held in Unallocated Items that were sold or are currently held for sale. The fair values of the assets were determined using significant other observable inputs (Level 2) based on market quotes and significant unobservable inputs (Level 3) based on discounted cash flow models.

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

Real Estate Impairments and Charges
Real estate impairments relate primarily to projects or communities held for development. Within a community that is held for development, there may be individual homes or parcels of land that are currently held for sale. Impairment charges recognized as a result of adjusting individual held-for-sale assets within a community to estimated fair value less cost to sell are also included in the total impairment charges above. Impairment charges also include impairments of certain assets that were disposed of during the year. The fair values of the assets were determined using significant other observable inputs (Level 2) based on market quotes and significant unobservable inputs (Level 3) based on discounted future cash flows of the projects. We use present value techniques based on discounting the estimated cash flows using a rate commensurate with the inherent risk associated with the assets and related cash flow streams.
Write-off of Pre-Acquisition Costs and Abandoned Community Costs
In addition to owning land and residential lots, we also have option agreements to purchase land and lots at a future date. As of December 31, 2012, we have option agreements on approximately 59,000 residential lots. Non-refundable option deposits and capitalized pre-acquisition costs associated with these lots were $34 million as of December 31, 2012. When the economics of a project no longer support acquisition of the land or lots under option, we may elect not to move forward with the acquisition. Option deposits and capitalized engineering and related costs associated with the assets under option may be forfeited at that time. Charges for such forfeitures are reported as write-off of pre-acquisition costs.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 92

NOTE 19: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.
Various Income and Expense Items Included in Other Operating Income, Net

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Gain on the sale of non-strategic timberlands	$—	$(152)	$—
Gain on postretirement plan amendment (Note 8)	(103)	—	—
Gain on the sale of five short line railroads	—	—	(46)
Gain on disposition of assets	(28)	(17)	(63)
Foreign exchange (gains) losses, net	(6)	5	(10)
Land management income	(27)	(26)	(26)
Litigation expense, net	12	5	18
Other, net	(28)	(27)	(36)
Total	$(180)	$(212)	$(163)
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

NOTE 20: INCOME TAXES
This note provides details about our income taxes applicable to continuing operations:

•	earnings before income taxes,

•	provision for income taxes,

•	effective income tax rate,

•	deferred tax assets and liabilities and

•	unrecognized tax benefits.
Income taxes related to discontinued operations are discussed in Note 3: Discontinued Operations.
EARNINGS BEFORE INCOME TAXES
Domestic and Foreign Earnings (Loss) From Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Domestic earnings	$450	$341	$96
Foreign loss	(11)	(84)	(14)
Total	$439	$257	$82

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 93

PROVISION FOR INCOME TAXES
Provision (Benefit) for Income Taxes From Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
Current:
Federal	$(69)	$(73)	$53
State	(11)	16	3
Foreign	26	8	9
	(54)	(49)	65
Deferred:
Federal	39	11	(1,180)
State	4	(11)	(69)
Foreign	66	(13)	(8)
	109	(13)	(1,257)
Total income tax provision (benefit)	$55	$(62)	$(1,192)
Included in our income tax provision for 2012 are recomputations of prior year taxes, resulting in reclassifications between foreign and domestic for both current and deferred taxes as a result of final tax proceedings between countries.
EFFECTIVE INCOME TAX RATE
Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2012	2011	2010
U.S. federal statutory income tax	$154	$90	$29
State income taxes, net of federal tax benefit	6	4	4
REIT income not subject to federal income tax	(94)	(80)	(37)
Foreign taxes	8	20	4
Federal income tax credits	—	(4)	(4)
Medicare Part D subsidy	—	—	26
Provision for unrecognized tax benefits	(6)	(7)	(3)
REIT conversion benefit	—	—	(1,064)
Cellulosic biofuel producer credit	—	—	(149)
Repatriation of Canadian earnings	—	(76)	—
State income tax settlement	(10)	—	—
Other, net	(3)	(9)	2
Total income tax provision (benefit)	$55	$(62)	$(1,192)
Effective income tax rate	12.5%	(23.3)%	N/M*
* Not meaningful
One-Time Tax Benefits/Charges
In 2012, we recorded a tax benefit resulting from a state income tax settlement.
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
Fuel Credits
In 2010, the IRS concluded that black liquor sold or used in 2009 qualifies for the cellulosic biofuel producer credit. Black liquor potentially qualifies for either the cellulosic biofuel producer credit or the alternative fuel mixture credit (but not both on the same gallon of black liquor). During 2009, we produced approximately 238 million gallons of black liquor, which did not qualify for the alternative fuel mixture credit. This equals $240 million of potential cellulosic biofuel producer credit at $1.01 per gallon, or $149 million net of tax, which we recognized in 2010.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 94

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
Deferred Income Tax Assets (Liabilities) Related to Continuing Operations by Category

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Forest Products:
Current	$65	$81
Noncurrent - domestic	106	(129)
Noncurrent - foreign	83	36
Real Estate	202	240
Net deferred tax assets	$456	$228
Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Postretirement benefits	$144	$134
Pension	521	337
Real estate impairments	115	141
State tax credits	59	57
Net operating loss carryforwards	187	162
Cellulosic biofuel producers credit	240	240
Other	336	369
Gross deferred tax assets	1,602	1,440
Valuation allowance	(144)	(139)
Net deferred tax assets	1,458	1,301
Property, plant and equipment	(577)	(610)
Timber installment notes	(240)	(277)
Other	(185)	(186)
Deferred tax liabilities	(1,002)	(1,073)
Net deferred tax assets	$456	$228
OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)
Other information about our deferred income tax assets (liabilities) include:

•	net operating loss carryforwards,

•	valuation allowances and

•	reinvestment of undistributed earnings.
Net Operating Loss Carryforwards
Our state and foreign net operating loss carryforwards as of the end of 2012 are as follows:

•	$858 million, which expire from 2013 through 2032; and

•	$111 million, which do not expire.
Valuation Allowances
With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.
Our valuation allowance on our deferred tax assets was $144 million as of the end of 2012. This primarily related to foreign and state net operating losses and state and provincial credits.
The total changes in our valuation allowance over the last year was a net increase of $5 million. This net increase resulted primarily from:

•	$4 million increase due to additional foreign losses and

•	$1 million increase due to the change in expectations of future use of state net operating loss carryforwards and state credits.
Reinvestment of Undistributed Earnings
The balance of our foreign undistributed earnings was approximately $22 million at the end of 2012 and has been permanently reinvested; therefore, it is not subject to U.S. income tax. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on the remaining undistributed earnings.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 95

HOW WE ACCOUNT FOR INCOME TAXES
The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.
UNRECOGNIZED TAX BENEFITS
Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 31, 2012 and 2011, are $177 million and $251 million, respectively, which does not include related interest of $15 million and $33 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.
Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2012	DECEMBER 31, 2011
Balance at beginning of year	$251	$180
Additions based on tax positions related to current year	—	1
Additions for tax positions of prior years	2	91
Reductions for tax positions of prior years	(21)	(11)
Foreign currency translation	—	(2)
Settlements	(53)	(2)
Lapse of statute	(2)	(6)
Balance at end of year	$177	$251
The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits was $185 million as of December 31, 2012, and $24 million as of December 31, 2011, which includes interest of $15 million and $33 million respectively, net of payments made in advance of settlements.
The net liability recorded for tax positions across all jurisdictions that, if sustained, would affect our effective tax rate was $159 million as of December 31, 2012, and $140 million as of December 31, 2011, which includes interest of $15 million and $33 million, respectively.
During third quarter 2012, as a result of reaching agreements with taxing authorities, we reduced our unrecognized tax benefits. This led to reclasses between our long-term tax receivables and payables and reduced our tax provision by $7 million.
In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2012, our 2008 - 2010 federal income tax returns are under exam. We are undergoing examination in various state and foreign jurisdictions for the 2005 - 2010 tax years. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.
In the next 12 months, we estimate a decrease of up to $1 million in unrecognized tax benefits on several individually insignificant tax positions due to the lapse of applicable statutes of limitation in multiple jurisdictions.

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
SALES AND REVENUES
Our sales to and revenues from unaffiliated customers outside the U.S. are primarily to customers in Canada, China, Japan and Europe. Our export sales from the U.S. include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;

•	pulp, logs and lumber to other Pacific Rim countries; and

•	pulp to Europe.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 96

Sales and Revenues by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2012 (DOLLAR AMOUNTS IN MILLIONS)
	2012	2011	2010
Sales to and revenues from unaffiliated customers:
U.S.	$4,937	$4,008	$3,965
Japan	639	640	621
Europe	300	331	325
China	360	446	312
Canada	302	271	269
South America	74	75	70
Other foreign countries	447	445	392
Total	$7,059	$6,216	$5,954
Export sales from the U.S.:
Japan	$583	$581	$548
China	329	389	274
Other	770	805	788
Total	$1,682	$1,775	$1,610
LONG-LIVED ASSETS
Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill,

•	timber and timberlands and

•	property and equipment, including construction in progress.
Long-Lived Assets by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2012 (DOLLAR AMOUNTS IN MILLIONS)
	2012	2011	2010
Long-lived assets:
U.S.	$5,510	$5,682	$5,946
Canada	728	745	827
Other foreign countries	672	637	642
Total	$6,910	$7,064	$7,415

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 97

NOTE 22: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial data provides a review of our results and performance throughout the year. Our earnings per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.
Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012:
Net sales and revenues	$1,494	$1,793	$1,772	$2,000	$7,059
Operating income	$101	$176	$202	$256	$735
Earnings from continuing operations before income taxes	$26	$101	$130	$182	$439
Net earnings	$41	$84	$117	$142	$384
Net earnings attributable to Weyerhaeuser common shareholders	$41	$84	$117	$143	$385
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.08	$0.16	$0.22	$0.26	$0.71
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.08	$0.16	$0.22	$0.26	$0.71
Dividends paid per share	$0.15	$0.15	$0.15	$0.17	$0.62
Market prices - high/low	$22.28 - $18.78	$22.36 - $18.69	$27.15 - $22.16	$28.52 - $24.99	$28.52 - $18.69
2011:
Net sales and revenues	$1,422	$1,610	$1,569	$1,615	$6,216
Operating income	$236	$127	$100	$131	$594
Earnings from continuing operations before income taxes	$154	$19	$29	$55	$257
Net earnings	$99	$10	$157	$65	$331
Net earnings attributable to Weyerhaeuser common shareholders	$99	$10	$157	$65	$331
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.18	$0.02	$0.29	$0.12	$0.62
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.18	$0.02	$0.29	$0.12	$0.61
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Market prices - high/low	$25.20 - $19.55	$25.14 - $20.01	$22.57 - $15.55	$18.88 - $15.25	$25.20 - $15.25

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 98

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer

Dated:	February 19, 2013

/s/ PATRICIA M. BEDIENT
Patricia M. Bedient
Executive Vice President and Chief Financial Officer

Dated:	February 19, 2013

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
February 19, 2013

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 100

DIRECTORS AND EXECUTIVE OFFICERS
Information with respect to directors of the company included in the Notice of 2013 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 11, 2013 under the headings “Nominees for Election — Terms Expire in 2014” and “Board of Directors and Committee Information” is incorporated herein by reference. Information with regard to executive officers of the company contained in the Notice of 2013 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 11, 2013, under headings “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Potential Payment upon Termination or Change in Control — Change in Control,” and “ — Severance” is incorporated herein by reference.

DIRECTORS
  Debra A. Cafaro, 55, a director of the Company since 2007, has been chairman and chief executive officer of Ventas, Inc. (health care real estate investment trust) since 2010. She served as its chairman, president and chief executive officer from 2003 to 2010; as its president and chief executive officer from 1999 when she joined the company until 2003, and has been a director of the company since 1999. She served as president and director of Ambassador Apartments, Inc. (real estate investment trust) from 1997 until 1998 when it merged with AIMCO. She was a director of GGP, Inc. (real estate investment trust) from March 2010 to November 2010. She is former chair of NAREIT (National Association of Real Estate Investment Trusts) and a director of the Real Estate Roundtable, World Business Chicago (not-for-profit economic development corporation) and a Trustee of the Ravinia Festival Association in Chicago. She has extensive REIT executive experience, with strong skills in real estate and corporate finance, strategic planning and public company executive compensation.
Mark A. Emmert, 60, a director of the Company since 2008, has been President of the National Collegiate Athletic Association since October 2010. He served as President of the University of Washington in Seattle, Washington, from 2004 to 2010; as Chancellor of Louisiana State University from 1999 to 2004; and Chancellor and Provost of the University of Connecticut from 1994 to 1999. Prior to 1994, he was Provost and Vice President for Academic Affairs at Montana State University and held faculty and administrative positions at the University of Colorado. He also is a director of Expeditors International of Washington, Inc. and Omnicare, Inc. He is a Life Member of the Council on Foreign Relations and is a Fellow of the National Academy of Public Administration. He has also been a Fullbright Fellow, a Fellow of the American Council on Education and served on many non-profit boards. He is an experienced leader of major organizations, with strong skills in government and international relations, and strategic planning.
Daniel S. Fulton, 64, was elected chief executive officer and a member of the Board of Directors in 2008. He has been president of Weyerhaeuser Company since 2008. From 2001 until 2008 he was president and chief executive officer of Weyerhaeuser Real Estate Company, a wholly owned subsidiary of Weyerhaeuser Company. In January 2004 he was named to Weyerhaeuser’s senior management team. Mr. Fulton is the past chair of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University. He is on the Board of NAREIT (the National Association of Real Estate Investment Trusts). He is chair of the Washington Roundtable, a member of the Business Roundtable (BRT) and chair of the BRT Housing Subcommittee. He is a member of the Advisory Board for the Foster School of Business at the University of Washington. He has a strong executive background in real estate and corporate finance, with extensive experience managing capital intensive operations, international operations and strategic planning.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 101

John I. Kieckhefer, 68, a director of the Company since 1990, has been president of Kieckhefer Associates, Inc. (investment and trust management) since 1989, and was senior vice president prior to that time. He has been engaged in commercial cattle operations since 1967 and is a trustee of J.W. Kieckhefer Foundation, an Arizona charitable trust. He has a strong background in business and finance, with extensive experience in public company executive compensation.
Wayne W. Murdy, 68, a director of the Company since 2009, held various management positions with Newmont Mining Corporation (international mining) from 1992 until his retirement in 2007, including Chairman of the Board from 2002 to December 2007 and Chief Executive Officer from 2001 to June 2007. Before joining Newmont Mining, Mr. Murdy spent 15 years serving in senior financial positions in the oil and gas industry, including positions with Apache Corporation and Getty Oil Company. He also is a director of BHP Billiton Limited and BHP Billiton Plc. He is a trustee of the Denver Art Museum and The Papal Foundation, a member of the Advisory Councils for the College of Engineering at the University of Notre Dame and the Daniels Business School at the University of Denver. He has extensive executive experience in leading natural resources companies and managing capital-intensive industry operations, with strong skills in corporate finance and accounting, international operations, strategic planning and public company executive compensation.
Nicole W. Piasecki, 50, a director of the Company since 2003, is executive vice president Business Development and Strategic Integration for Boeing Commercial Airlines. Previously, she served as president of Boeing Japan from 2006 to 2010, executive vice president of Business Strategy & Marketing for Boeing Commercial Airplanes, The Boeing Company, from 2003 to 2006; was vice president of Commercial Airplanes Sales, Leasing Companies from 2000 until January 2003; and served in various positions in engineering, sales, marketing, and business strategy for the Commercial Aircraft Group from 1991. She is a Director on the Seattle Branch Board of Directors for the Federal Reserve Bank; a Trustee of Seattle University in Seattle, Washington; and a former member of the Board of Governors, Tokyo, of the American Chamber of Commerce of Japan and the Federal Aviation’s Management Advisory Council. She has extensive executive experience in capital intensive industries, sales and marketing, strategic planning and international operations and relations.
Doyle R. Simons, 49, was appointed a director of the Company in June 2012. He served as chairman and chief executive officer of Temple-Inland, Inc. (forest products) from 2008 until February 2012 when it was acquired by International Paper Company. Previously, he held various management positions with Temple-Inland, including executive vice president from 2005 through 2007 and chief administrative officer from 2003 to 2005. Prior to joining the company in 1992, he practiced real estate and banking law with Hutcheson and Grundy, L.L.P. He also serves on the Board of Fiserv, Inc.; and is a member of the Board of Visitors for the University of Texas M. D. Anderson Cancer Center, and the Baylor University Hankamer School of Business Advisory Borad; and serves on the Advisory Councils of the College of Natural Sciences and the Texas Memorial Museum at The University of Texas at Austin. He has extensive experience in managing forest products companies and capital intensive industries, with strong skills in real estate development, corporate finance, executive compensation, and strategic planning.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 102

Richard H. Sinkfield, 70, a director of the Company since 1993, is a senior partner in the law firm of Rogers & Hardin in Atlanta, Georgia, and has been a partner in the firm since 1976. He is a Trustee of Vanderbilt University and a member of the Advisory Board of the Georgia Appleseed Center for Law and Justice. He was a director of United Auto Group, Inc. (automobile retailer) from 1993 to 1999 and its executive vice president and chief administrative officer from 1997 to 1999. He was a director of Central Parking Corporation from 2000 to February 2005. He is a former director of the Metropolitan Atlanta Community Foundation, Inc. and the Atlanta College of Art, a former member of the Executive Board of the Atlanta Area Council of the Boy Scouts of America; and was a member of the Board of Directors of the State Bar of Georgia from 1990 to 1998. He has extensive experience in corporate and securities laws and corporate governance matters.
D. Michael Steuert, 64, a director of the Company since October 2004, was senior vice president and chief financial officer for Fluor Corporation (engineering and construction) from 2001 until his retirement in 2012. He served as senior vice president and chief financial officer at Litton Industries Inc. (defense electronics, ship construction and electronic technologies) from 1999 to 2001 and as a senior officer and chief financial officer of GenCorp Inc. (aerospace, propulsion systems, vehicle sealing systems, chemicals and real estate) from 1990 to 1999. He also serves as Trustee of Prologis, is a director of Kurion, Inc., and was formerly a member of the National Financial Executives Institute and the Carnegie Mellon Council on finance. He has extensive executive experience in corporate finance and accounting, managing capital intensive industry operations, natural resources development and strategic planning.
Kim Williams, 57, a director of the Company since 2006, was senior vice president and associate director of global industry research for Wellington Management Company LLP (investment management) from 2001 to 2005, was elected a partner effective January 1995 and held various management positions with Wellington from 1986 to 2001. Prior to joining Wellington, she served as vice president, industry analyst for Loomis, Sayles & Co., Inc (investment management) from 1982 to 1986. She is also a director of E.W. Scripps Company, MicroVest and Xcel Energy Inc. She is a member of the Overseer Committee of Brigham and Women’s Hospital in Boston, Massachusetts and a Trustee of Concord Academy, Concord, Massachusetts. She has extensive experience in corporate finance, strategic planning and international operations.
Charles R. Williamson, 64, a director of the company since 2004 and chairman of the Board since 2009, was the executive vice president of Chevron Corporation (international oil company) from August 2005 until his retirement December 1, 2005. He was chairman and chief executive officer of Unocal Corporation (oil and natural gas) until its acquisition by Chevron Corporation in 2005. He served as Unocal Corporation’s executive vice president, International Energy Operations from 1999 to 2000; group vice president, Asia Operations from 1998 to 1999; group vice president, International Operations from 1996 to 1997; and held numerous management jobs including positions in the United Kingdom, Thailand and the Netherlands after joining Unocal in 1977. He was a director of Unocal Corporation and former Chairman of the US-ASEAN Business Council. He is also a director and chairman of the board of Talisman Energy Inc. and a director of PACCAR Inc. He has extensive experience in corporate finance, management of capital intensive operations, development of natural resources, technology, international operations, strategic planning and public company executive compensation.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 103

EXECUTIVE OFFICERS

Patricia M. Bedient, 59, has been executive vice president and chief financial officer since 2007. She was senior vice president, Finance and Strategic Planning, from February 2006 to 2007. She served as vice president, Strategic Planning, from 2003, when she joined the company, to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002. She is on the Board of Directors for Alaska Air Group and also serves as a Board member of Overlake Hospital Medical Center. She is a CPA and member of the American Institute of CPAs.
Lawrence B. Burrows, 60, has been senior vice president, Wood Products, since October 1, 2010. Prior to becoming senior vice president Wood Products, Mr. Burrows served as president of Weyerhaeuser Real Estate Company, a subsidiary of the company, from 2008 to 2010. He was president of Winchester Homes Inc., a subsidiary of the company, from 2003 to 2008; its executive vice president from 1998 to 2003; and held various leadership positions at Winchester Homes from 1989, when he joined the company, until 1998. Prior to joining the company, he held numerous positions with real estate consulting and development companies.
Srinivasan Chandrasekaran, 63, has been senior vice president, Cellulose Fibers, since 2006. He was vice president, Manufacturing, Cellulose Fibers, from 2005 to 2006; vice president and mill manager at the Kamloops, British Columbia, cellulose fiber mill from 2003 to 2005; and vice president and mill manager at the Kingsport, Tennessee, paper mill from 2002 to 2003. He joined Weyerhaeuser in 2002 with the company’s acquisition of Willamette Industries Inc., where he served in a number of leadership positions.
Miles P. Drake, 63, has been senior vice president, Research and Development, and chief technology officer since 2006 when he joined the company. He was vice president, research and development and chief technology officer of Air Products and Chemicals Inc. (Industrial Gases) from 2001 until October 2006 and held numerous other leadership positions with Air Products and Chemicals Inc. from 1986 until 2001.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 104

Daniel S. Fulton, 64, was elected chief executive officer and a member of the board of directors in 2008. He has been president of Weyerhaeuser Company since 2008. From 2001 until 2008 he was president and chief executive officer of Weyerhaeuser Real Estate Company, a wholly owned subsidiary of Weyerhaeuser Company. In January 2004 he was named to Weyerhaeuser’s senior management team. Mr. Fulton is the past chair of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University. He is on the board of NAREIT (the National Association of Real Estate Investment Trusts). He is chair of the Washington Roundtable, a member of the Business Roundtable (BRT) and chair of the BRT Housing Subcommittee. He is a member of the Advisory Board for the Foster School of Business at the University of Washington. He has a strong executive background in real estate and corporate finance, with extensive experience managing capital intensive operations, international operations and strategic planning.
Thomas F. Gideon, 61, has been executive vice president Timberlands, since October 1, 2010. Prior to becoming executive vice president Timberlands, Mr. Gideon served as executive vice president, Forest Products, from 2008 to 2010; and as senior vice president, Containerboard, Packaging and Recycling, from 2007 until its disposition in 2008. He was senior vice president, Timberlands, from 2005 to 2007; vice president, Western Timberlands, from 2003 to 2005; and director of Sales and Marketing for Western Timberlands from 1998 to 2003. He joined Weyerhaeuser in 1978 and held numerous human resources and sales management positions in Wood Products before moving into Western Timberlands in 1996.
John A. Hooper, 58, has been senior vice president, Human Resources, since July 2008. He was vice president, Human Resources Operations, from 2006 to 2008; Human Resources director from 2003 to 2006; and strategic projects consultant from 2001, when he joined the company, until 2003. Prior to joining the company, he was a management consultant specializing in leadership effectiveness, human resources strategy and change management from 1986 to 2001. From 1979 to 1986, he held leadership positions in Eaton Corp. (diversified power management) and Tektronix (testing and measurement equipment).
Sandy D. McDade, 61, has been senior vice president and general counsel since September 2006. He was senior vice president, Industrial Wood Products and International, from 2005 to 2006; senior vice president, Canada, from 2003 to 2005; vice president, Strategic Planning, from 2000 to 2003; and corporate secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 105

Peter M. Orser, 56, has been president, Weyerhaeuser Real Estate Company, a subsidiary of the company, since October 1, 2010. Prior to becoming president, Weyerhaeuser Real Estate Company, Mr. Orser was president, Quadrant Corporation, a subsidiary of the company, from 2003 to 2010. He was executive vice president, Quadrant Corporation, from 2001 to 2003; residential senior vice president, Quadrant Corporation, from 1996 to 2001; vice president, Community Development, from 1992 to 1995; and held various leadership positions with Quadrant Corporation from 1987, when he joined the company, to 1992.

AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2012, the audit committee of the board of directors consisted of Mark A. Emmert, John I. Kieckhefer, D. Michael Steuert and Kim Williams. Each member is independent as defined under the New York Stock Exchange rules. The board of directors has determined that each audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that Mr. Steuert is an “audit committee financial expert” as defined by SEC rules.

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

EXECUTIVE AND DIRECTOR COMPENSATION
Information with respect to executive and director compensation contained in the Notice of 2013 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 11, 2013, under the headings “Board of Directors and Committee Information — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year Year-End,” “Options Exercise in Fiscal 2012,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2013 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 11, 2013, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with regard to certain relationships and related transactions contained in the Notice of 2013 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 11, 2013, under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services in the Notice of 2013 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 11, 2013, under the heading “Relationships with Independent Registered Public Accounting Firm” is incorporated herein by reference.

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 106

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in Financial Statements and Supplementary Data above.

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
(c) Weyerhaeuser Company 2013 Long-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 19, 2013 — Commission File Number 1-4825)
(d)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825)

(e)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Plan Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825)

(f)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825

(g)
Description of Weyerhaeuser Company Director Compensation Program (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission February 12, 2013 - Commission File Number 1-4825)

(h)
Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (incorporated by reference to 2010 Form 10-K filed with the Securities and Exchange Commission February 25, 2010 — Commission File Number 1-4825)

(i) Weyerhaeuser Company Deferred Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 29, 2010 — Commission File Number 1-4825)
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
Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective December 31, 2010)(incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission December 29, 1010 — Commission File Number 1-4825)

(n)
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

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 107

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 19, 2013.

WEYERHAEUSER COMPANY

/s/ DANIEL S. FULTON
Daniel S. Fulton
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 19, 2013.

/s/ DANIEL S. FULTON	/s/ NICOLE W. PIASECKI
Daniel S. Fulton Principal Executive Officer and Director	Nicole W. Piasecki Director

/s/ PATRICIA M. BEDIENT	/s/ DOYLE R. SIMONS
Patricia M. Bedient Principal Financial Officer	Doyle R. Simons Director

/s/ JERALD W. RICHARDS	/s/ RICHARD H. SINKFIELD
Jerald W. Richards Principal Accounting Officer	Richard H. Sinkfield Director

/s/ DEBRA A. CAFARO	/s/ D. MICHAEL STEUERT
Debra A. Cafaro Director	D. Michael Steuert Director

/s/ MARK A. EMMERT	/s/ KIM WILLIAMS
Mark A. Emmert Director	Kim Williams Director

/s/ JOHN I. KIECKHEFER	/s/ CHARLES R. WILLIAMSON
John I. Kieckhefer Director	Charles R. Williamson Chairman of the Board and Director

/s/ WAYNE W. MURDY
Wayne W. Murdy Director

 WEYERHAEUSER COMPANY > 2012 ANNUAL REPORT AND FORM 10-K 108