Form 10-Q
period 2013-03-31
WEYERHAEUSER CO
filed 2013-04-30
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of April 26, 2013, 547,668,994 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2013	MARCH 2012
Net sales	$1,951	$1,494
Cost of products sold	1,533	1,290
Gross margin	418	204
Selling expenses	51	42
General and administrative expenses	118	108
Research and development expenses	7	7
Charges for restructuring, closures and impairments	4	12
Other operating income, net (Note 11)	(18)	(66)
Operating income	256	101
Interest income and other	11	12
Interest expense, net of capitalized interest	(82)	(87)
Earnings before income taxes	185	26
Income taxes (Note 12)	(41)	15
Net earnings attributable to Weyerhaeuser common shareholders	$144	$41
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 3)	$0.26	$0.08
Dividends paid per share	$0.17	$0.15
Weighted average shares outstanding (in thousands) (Note 3):
Basic	545,234	537,368
Diluted	550,785	539,728

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012
Net earnings attributable to Weyerhaeuser common shareholders	$144	$41
Other comprehensive income (loss):
Foreign currency translation adjustments	(17)	11
Actuarial gains, net of tax expense of $23 and $12	48	23
Prior service costs, net of tax benefit of $0 and $30	(4)	(70)
Unrealized gains on available-for-sale securities	1	1
Total other comprehensive income (loss)	28	(35)
Comprehensive income attributable to Weyerhaeuser common shareholders	$172	$6
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$635	$893
Receivables, less allowances of $4 and $3	628	468
Receivables for taxes	65	95
Inventories (Note 4)	596	531
Prepaid expenses	89	83
Deferred tax assets	189	65
Total current assets	2,202	2,135
Property and equipment, less accumulated depreciation of $6,350 and $6,350	2,785	2,859
Construction in progress	56	50
Timber and timberlands at cost, less depletion charged to disposals	3,954	3,961
Investments in and advances to equity affiliates	191	192
Goodwill	40	40
Deferred tax assets	70	189
Other assets	351	358
Assets held by variable interest entities	804	805
	10,453	10,589
Real Estate:
Cash and cash equivalents	4	5
Receivables, less discounts and allowances of $4 and $4	75	72
Real estate in process of development and for sale	724	658
Land being processed for development	897	904
Investments in and advances to equity affiliates	20	21
Deferred tax assets	204	202
Other assets	100	94
Assets held by variable interest entities	33	47
	2,057	2,003
Total assets	$12,510	$12,592

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(CONTINUED)

	MARCH 31, 2013	DECEMBER 31, 2012
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Current maturities of long-term debt (Note 7)	$184	$340
Accounts payable	357	329
Accrued liabilities (Note 6)	531	561
Total current liabilities	1,072	1,230
Long-term debt (Note 7)	3,842	3,842
Deferred income taxes	46	—
Deferred pension and other postretirement benefits	1,856	1,930
Other liabilities	455	499
Liabilities (nonrecourse to the company) held by variable interest entities	680	681
	7,951	8,182
Real Estate:
Long-term debt (Note 7)	109	109
Other liabilities	172	187
Liabilities (nonrecourse to the company) held by variable interest entities	2	1
	283	297
Commitments and contingencies (Note 8)
Total liabilities	8,234	8,479
Equity:
Weyerhaeuser shareholders’ interest:
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 546,572,906 and 542,392,642 shares	683	678
Other capital	4,827	4,731
Retained earnings	264	219
Cumulative other comprehensive loss (Note 9)	(1,530)	(1,558)
Total Weyerhaeuser shareholders’ interest	4,244	4,070
Noncontrolling interests	32	43
Total equity	4,276	4,113
Total liabilities and equity	$12,510	$12,592
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012
Cash flows from operations:
Net earnings	$144	$41
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	112	113
Deferred income taxes, net	26	(6)
Pension and other postretirement benefits (Note 5)	24	(28)
Share-based compensation expense	12	10
Charges for impairment of assets	1	8
Net gains on dispositions of assets(1)	(7)	(7)
Foreign exchange transaction (gains) losses (Note 11)	4	(7)
Change in:
Receivables less allowances	(165)	(5)
Receivable for taxes	30	(2)
Inventories	(68)	(40)
Real estate and land	(59)	(55)
Prepaid expenses	(13)	(8)
Accounts payable and accrued liabilities	(66)	(56)
Deposits on land positions and other assets	(1)	—
Pension and postretirement contributions / benefit payments	(37)	(35)
Other	2	17
Net cash from operations	(61)	(60)
Cash flows from investing activities:
Property and equipment	(35)	(54)
Timberlands reforestation	(13)	(10)
Proceeds from sale of assets	6	6
Other	—	1
Cash from investing activities	(42)	(57)
Cash flows from financing activities:
Cash dividends	(93)	(81)
Change in book overdrafts	3	(29)
Payments on debt	(156)	(2)
Exercises of stock options	81	5
Other	9	(1)
Cash from financing activities	(156)	(108)
Net change in cash and cash equivalents	(259)	(225)
Cash and cash equivalents at beginning of period	898	953
Cash and cash equivalents at end of period	$639	$728
Cash paid (received) during the period for:
Interest, net of amount capitalized of $5 and $5	$111	$114
Income taxes	$(2)	$(10)

(1)	Includes gains on timberland exchanges.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

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

•	Real Estate – our real estate development and single-family home building operations.
Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “we” and “our” refer to the consolidated company, including both Forest Products and Real Estate.
The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2013 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. The reclassifications include where we report the elimination of intersegment profit on inventory and the LIFO reserve. Previously these company-level adjustments were recorded in the business segments and are now recorded in Unallocated Items. This provides a better understanding of business operating results.

NOTE 2: BUSINESS SEGMENTS
We are principally engaged in growing and harvesting timber; manufacturing, distributing and selling forest products; and developing real estate and building single-family homes. Our principal business segments are:

•	Timberlands – which includes logs; timber; minerals, oil and gas; and international wood products;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels and building materials distribution;

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture; and

•	Real Estate – which includes real estate development and single-family home building operations.
An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012
Sales to unaffiliated customers:
Timberlands	$293	$250
Wood Products	988	634
Cellulose Fibers	474	473
Real Estate	196	137
	1,951	1,494
Intersegment sales:
Timberlands	224	190
Wood Products	18	20
	242	210
Total sales	2,193	1,704
Intersegment eliminations	(242)	(210)
Total	$1,951	$1,494
Net contribution to earnings:
Timberlands	$104	$70
Wood Products	178	(13)
Cellulose Fibers	31	48
Real Estate	—	(8)
	313	97
Unallocated Items(1)	(46)	16
Net contribution to earnings	267	113
Interest expense, net of capitalized interest	(82)	(87)
Income before income taxes	185	26
Income taxes	(41)	15
Net earnings attributable to Weyerhaeuser common shareholders	$144	$41

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation; pension and postretirement costs; foreign exchange transaction gains and losses associated with financing; and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 3: NET EARNINGS PER SHARE
Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.26 during first quarter 2013; and

•	$0.08 during first quarter 2012.
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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2013	MARCH 2012
Stock options	5,200	20,521
Performance share units	519	548

NOTE 4: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2013	DECEMBER 31, 2012
Logs and chips	$107	$72
Lumber, plywood, panels and engineered lumber	190	151
Pulp and paperboard	176	185
Other products	92	96
Materials and supplies	142	139
	707	643
Less LIFO reserve	(111)	(112)
Total	$596	$531

The LIFO – the last-in, first-out method – inventory reserve applies to major inventory products held at our U.S. domestic locations. These inventory products include grade and fiber logs, chips, lumber, plywood, oriented strand board, pulp and paperboard.

NOTE 5: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012
Service cost	$16	$14
Interest cost	60	65
Expected return on plan assets	(109)	(105)
Amortization of actuarial loss	55	42
Amortization of prior service cost	2	2
Total net periodic benefit cost	$24	$18

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012
Interest cost	$3	$4
Amortization of actuarial loss	3	4
Amortization of prior service credit	(6)	(58)
Other	—	4
Total net periodic benefit credit	$—	$(46)

During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain benefits that were available to both past and present employees. The company recognized a gain of $52 million in first quarter 2012 due to these benefit changes. This gain is included in other operating income and reflected in the amortization of prior service credit in the table above.

FAIR VALUE OF PENSION PLAN ASSETS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, the value reported for our pension plan assets at the end of 2012 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We expect to complete the valuation of our pension plan assets during second quarter 2013. The final adjustments could affect net pension periodic benefit cost.
EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, in 2013 we expect to:

•	make approximately $88 million of required contributions to our Canadian registered and nonregistered pension plans in 2013;

•	make benefit payments of $19 million to our U.S. nonqualified pension plans; and

•	make benefit payments of $37 million related to our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2013.

NOTE 6: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2013	DECEMBER 31, 2012
Wages, salaries and severance pay	$124	$139
Pension and postretirement	57	58
Vacation pay	50	46
Income taxes	15	—
Taxes – Social Security and real and personal property	30	27
Interest	70	99
Customer rebates and volume discounts	34	44
Deferred income	54	60
Other	97	88
Total	$531	$561

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	MARCH 31, 2013		DECEMBER 31, 2012
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,026	$4,920	$4,182	$4,994
Real Estate	$109	$112	$109	$112

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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

NOTE 8: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2013, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $31 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2012.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close, cap and monitor landfills. As of March 31, 2013, our total accruals for these obligations was $65 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2012.
Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 9: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2012	$413	$(1,942)	$(23)	$(137)	$127	$4	$(1,558)
Other comprehensive income (loss) before reclassifications	(17)	13	—	—	—	1	(3)
Income taxes	—	(3)	—	—	—	—	(3)
Net other comprehensive income (loss) before reclassifications	(17)	10	—	—	—	1	(6)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	55	2	3	(6)	—	54
Income taxes	—	(19)	(1)	(1)	1	—	(20)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	36	1	2	(5)	—	34
Total other comprehensive income (loss)	(17)	46	1	2	(5)	1	28
Ending balance as of March 31, 2013	$396	$(1,896)	$(22)	$(135)	$122	$5	$(1,530)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 5: Pension and Other Postretirement Benefit Plans.

NOTE 10: SHARE-BASED COMPENSATION
In first quarter 2013, we granted 1,902,816 stock options, 707,305 restricted stock units and 346,107 performance share units. In addition, 442,928 outstanding restricted stock units and 157,386 outstanding performance share units vested during first quarter 2013. A total of 4,180,264 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.
At our Annual Meeting of Shareholders held on April 11, 2013, our shareholders approved the Weyerhaeuser Company 2013 Long-Term Incentive Plan (“2013 Plan”). Shareholders approved 10 million shares of common stock for issuance under the 2013 Plan. In addition, approximately 9 million shares authorized for issuance under our 2004 Long-Term Incentive Plan that have not been issued and are not subject to outstanding awards are available for issuance under the 2013 Plan. Our Board of Directors had previously adopted and approved the 2013 Plan, subject to shareholder approval.

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in 2013 was $30.54. The vesting and post-termination vesting terms for stock options granted in 2013 were as follows:

•	options vest ratably over 4 years;

•	options vest or continue to vest in the event of disability or death;

•
options continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant depending on the employment period after grant date;

•	options continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	options stop vesting and are forfeited for all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2013

OPTIONS
Expected volatility	38.00%
Expected dividends	2.23%
Expected term (in years)	4.97
Risk-free rate	0.92%
Weighted average grant date fair value	$8.40

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted in 2013 was $30.54. The vesting provisions for restricted stock units granted in 2013 were as follows:

•	restricted stock units vest ratably over 4 years;

•	restricted stock units immediately vest in the event of disability or death while employed;

•
restricted stock units continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant depending on the employment period after grant date;

•	restricted stock units continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	restricted stock units will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

PERFORMANCE SHARE UNITS
The weighted average grant date fair value of performance share units granted in 2013 was $28.75. The vesting provisions for performance share units granted in 2013 and that are earned were as follows:

•	units vest 50 percent, 25 percent and 25 percent on the second, third and fourth anniversaries of the grant date, respectively, as long as the individual remains employed by the company;

•	units fully vest in the event of disability or death while employed;

•
units continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant depending on the employment period after grant date;

•	units continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	units will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2013

	Performance Share Units
Performance period	1/1/2013 – 12/31/2014
Valuation date closing stock price	$30.48
Expected dividends	2.23%
Risk-free rate	0.09%	–	0.46%
Expected volatility	22.09%	–	29.57%

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 31, 2013.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 31, 2013

MARCH 31, 2013
Expected volatility	25.48%
Expected dividends	2.17%
Expected term (in years)	1.33
Risk-free rate	0.20%
Weighted average fair value	$8.93
There were no stock appreciation rights granted in first quarter 2013.

NOTE 11: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012
Gain on postretirement plan amendment (Note 5)	$—	$(52)
Gain on disposition of assets	(6)	(1)
Foreign exchange losses (gains), net	4	(7)
Land management income	(6)	(6)
Other, net	(10)	—
Total other operating income, net	$(18)	$(66)
Foreign exchange losses (gains) result from changes in exchange rates, primarily related to our Canadian operations.
Land management income consists primarily of income derived from leasing, renting and granting easement and rights of way on our timberlands.

NOTE 12: INCOME TAXES
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
The 2013 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2013 estimated annual effective tax rate for our TRS, excluding discrete items, is 34.7 percent.
There were no significant discrete items excluded from the calculation of our effective income tax rate for 2013. 2012 items include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 5	$(18)
State income tax settlements	$8

It is reasonably possible that up to $160 million in unrecognized tax benefits, primarily related to alternative fuel mixture credits, may be recognized within the next twelve months when tax examinations are expected to be completed.

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

STATEMENTS
We make forward-looking statements of our expectations regarding second quarter 2013, including:

•
improved selling prices for Western domestic and export logs, slightly lower fee harvest volumes, flat realization and somewhat higher fee harvest volumes in the South, seasonally higher silviculture expenses, somewhat higher earnings from dispositions of non-strategic timberlands and comparable earnings in our Timberlands segment excluding disposition of non-strategic timberlands;

•
higher sales volumes across all product lines, slightly higher sales realization for engineered wood products, potential softening in prices for lumber and oriented strand board, slightly higher log costs, improved operating rates and comparable earnings in our Wood Products segment;

•	slightly higher pulp price realizations, lower maintenance costs, lower fiber and energy costs and significantly higher earnings in our Cellulose Fiber segment; and

•
seasonally increased home closings to approximately 600 single-family homes, slight decline in average price of homes closed due to mix, average margins comparable to first quarter 2013, higher selling-related expenses due to additional closing volume and a slight profit from single-family homebuilding in our Real Estate segment.

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

RISKS, UNCERTAINTIES AND ASSUMPTIONS
The major risks and uncertainties – and assumptions that we make – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the successful execution of our internal performance plans, including restructurings and cost reduction initiatives;

•	raw material prices;

•	energy prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	transportation costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•	other factors described under “Risk Factors” in our annual report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – particularly Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and Canadian dollar and the relative value of the euro and yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.

CONSOLIDATED RESULTS
How We Did in First Quarter 2013
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters ended March 31, 2013 and 2012:

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2013	MARCH 2012	2013 VS. 2012
Net sales	$1,951	$1,494	$457
Operating income	$256	$101	$155
Net earnings attributable to Weyerhaeuser common shareholders	$144	$41	$103
Net earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.26	$0.08	$0.18

Comparing First Quarter 2013 with First Quarter 2012
Net sales
Net sales increased $457 million – 31 percent – primarily due to the following:

•
Wood Products segment sales increased $354 million, primarily due to higher sales volumes across all major product lines and improved selling prices for lumber, oriented strand board (OSB) and plywood.

•	Real Estate segment sales increased $59 million primarily due to increased home closings and improved average prices for homes closed.

•	Timberlands segment sales increased $43 million, primarily due to higher export and domestic log prices and increased sales volume.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $103 million – 251 percent – primarily from a $214 million increase in gross margin in our Wood Products segment due to higher lumber, OSB and plywood price realizations. This increase was partially offset by:

•	a $56 million increase in income taxes primarily due to higher income in our TRS in 2013 compared to 2012; and

•	a $52 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment.

TIMBERLANDS
How We Did First Quarter 2013
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters ended March 31, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012	2013 VS. 2012
Net sales to unaffiliated customers:
Logs:
West	$177	$130	$47
South	61	50	11
Canada	7	7	—
Subtotal logs sales	245	187	58
Pay as cut timber sales	1	3	(2)
Chip sales	3	6	(3)
Timberlands exchanges(1)	2	8	(6)
Higher and better-use land sales(1)	3	4	(1)
Minerals, oil and gas	8	7	1
Products from international operations(2)	22	25	(3)
Other products	9	10	(1)
Subtotal net sales to unaffiliated customers	293	250	43
Intersegment sales:
United States	127	112	15
Other	97	78	19
Subtotal intersegment sales	224	190	34
Total sales	$517	$440	$77
Net contribution to earnings	$104	$70	$34

(1)	Significant dispositions of higher and better use timberland and some non-strategic timberlands are made through Forest Products subsidiaries.

(2)	Products include logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing First Quarter 2013 with First Quarter 2012
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $43 million – 17 percent – primarily from the following:

•	Western log sales increased $47 million due to higher export and domestic log prices and a 28 percent increase in sales volume as a result of increased export and domestic demand.

•	Southern log sales increased $11 million due to higher log prices and a 14 percent increase in sales volumes as the result of increased harvest levels in response to increased third party demand.
Intersegment sales
Intersegment sales increased $34 million – 18 percent – primarily from:

•	a $19 million increase due to higher log prices and increased sales volumes in Canada; and

•	a $15 million increase primarily due to higher log prices in the West and South.

Net contribution to earnings
Net contribution to earnings increased $34 million – 49 percent – primarily from:

•	a $27 million increase due to higher log prices in the West and South; and

•	an $11 million increase due to higher sales volumes and demand for export and domestic logs in the West; harvest levels increased 19 percent in the West.

Our Outlook for Second Quarter 2013
Excluding dispositions of non-strategic timberlands, we expect earnings from the segment to be comparable to first quarter. We anticipate improved selling prices for Western domestic and export logs, offset by seasonally higher silviculture expenses. Earnings from disposition of non-strategic timberlands should increase somewhat.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2013	MARCH 2012	2013 VS. 2012
Third party log sales – cubic meters:
West	1,674	1,308	366
South	1,399	1,228	171
Canada	204	205	(1)
International	68	78	(10)
Total	3,345	2,819	526
Fee harvest volumes – cubic meters:
West	1,995	1,679	316
South	2,833	2,714	119
International	197	172	25
Total	5,025	4,565	460

WOOD PRODUCTS
How We Did First Quarter 2013
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012	2013 VS. 2012
Net sales:
Structural lumber	$451	$291	$160
Engineered solid section	82	65	17
Engineered I-joists	56	41	15
Oriented strand board	236	111	125
Softwood plywood	36	23	13
Other products produced	43	42	1
Complementary products purchased for resale	84	61	23
Total	$988	$634	$354
Net contribution to earnings	$178	$(13)	$191

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
Comparing First Quarter 2013 with First Quarter 2012
Net sales
Net sales increased $354 million – 56 percent – primarily from the following:

•	Structural lumber shipment volumes increased 9 percent and average price realizations increased 41 percent.

•	OSB shipment volumes increased 16 percent and average price realizations increased 82 percent.

•	Engineered solid section shipment volumes increased 22 percent.

•	Engineered I-joists shipment volumes increased 34 percent.

•	Softwood plywood shipment volumes increased 36 percent and average price realizations increased 20 percent.

•	Other products purchased for resale increased 38 percent.
Net contribution to earnings
Net contribution to earnings increased $191 million primarily from:

•	a $215 million increase primarily due to higher lumber, OSB and plywood price realizations; and

•	a $14 million increase in sales volumes across all products.
These increases were partially offset by:

•	a $23 million increase in log cost due to continued strong lumber demand and increasing log prices; and

•	a $17 million increase in freight expense due to higher shipment volumes.

Our Outlook for Second Quarter 2013
We anticipate comparable earnings from the Wood Products segment in second quarter. We expect higher sales volume across all product lines, offset by slightly lower average selling prices for lumber and OSB and slightly higher raw material costs.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2013	MARCH 2012	2013 VS. 2012
Structural lumber – board feet	1,025	937	88
Engineered solid section – cubic feet	4.4	3.6	0.8
Engineered I-joists – lineal feet	43	32	11
Oriented strand board – square feet (3/8”)	657	565	92
Softwood plywood – square feet (3/8”)	99	73	26
(1) Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES
Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of OSB and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2013	MARCH 2012	2013 VS. 2012
Structural lumber – board feet:
Production	1,021	958	63
Outside purchase	102	32	70
Total	1,123	990	133
Engineered solid section – cubic feet:
Production	4.6	3.7	0.9
Outside purchase	0.9	1.0	(0.1)
Total	5.5	4.7	0.8
Engineered I-joists – lineal feet:
Production	44	34	10
Outside purchase	3	2	1
Total	47	36	11
Oriented strand board – square feet (3/8”):
Production	662	601	61
Outside purchase	68	32	36
Total	730	633	97
Softwood plywood – square feet (3/8”):
Production	61	51	10
Outside purchase	42	25	17
Total	103	76	27

CELLULOSE FIBERS
How We Did in First Quarter 2013
Here is a comparison of net sales and net contribution to earnings for the quarters ended March 31, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012	2013 VS. 2012
Net sales:
Pulp	$371	$367	$4
Liquid packaging board	85	83	2
Other products	18	23	(5)
Total	$474	$473	$1
Net contribution to earnings	$31	$48	$(17)

Comparing First Quarter 2013 with First Quarter 2012
Net sales
Net sales were comparable year over year:

•	Increased sales volumes of 4 percent for pulp were partially offset by decreased price realizations of $22 per ton – 3 percent as global market conditions remained relatively weak.

•	Sales volumes for liquid packaging board increased 8,000 tons – 11 percent, which was largely offset by decreased price realizations of $102 per ton – 9 percent.
Net contribution to earnings
Net contribution to earnings decreased $17 million – 35 percent – primarily due to:

•	a $10 million decrease due to lower pulp price realizations and

•	an $8 million decrease in liquid packaging board price realizations.

Our Outlook for Second Quarter 2013
We expect significantly higher earnings from the Cellulose Fibers segment in second quarter. We anticipate reduced fiber and energy costs, lower maintenance expense and slightly higher pulp price realizations.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2013	MARCH 2012	2013 VS. 2012
Pulp – air-dry metric tons	467	449	18
Liquid packaging board – tons	78	70	8

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2013	MARCH 2012	2013 VS. 2012
Pulp – air-dry metric tons	445	438	7
Liquid packaging board – tons	78	65	13

REAL ESTATE
How We Did First Quarter 2013
Here is a comparison of net sales and net contribution to earnings for the quarters ended March 31, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012	2013 VS. 2012
Net sales:
Single-family housing	$183	$131	$52
Land	11	3	8
Other	2	3	(1)
Total	$196	$137	$59
Net contribution to earnings	$—	$(8)	$8

Here is a comparison of key statistics related to our single-family operations for the quarters ended March 31, 2013 and 2012:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2013	MARCH 2012	2013 VS. 2012
Homes sold	820	697	123
Homes closed	463	349	114
Homes sold but not closed (backlog)	1,131	777	354
Cancellation rate	12.2%	10.1%	2.1%
Traffic	17,764	14,272	3,492
Average price of homes closed (in thousands)	$394	$376	$18
Single-family gross margin(1)	19.5%	17.2%	2.3%
(1) Single-family gross margin equals revenue less cost of sales and period costs.

Comparing First Quarter 2013 with First Quarter 2012
Net sales
Net sales increased $59 million – 43 percent – primarily due to:

•
Single-family housing revenues increased $52 million. Home closings increased 33 percent from 349 in 2012 to 463 in 2013. The average price of homes closed increased 5 percent from $376,000 in 2012 to $394,000 in 2013.

•	Revenues from land and lot sales increased $8 million. Land and lot sales are a routine part of our land development business but they do not occur evenly from period to period.
Net contribution to earnings
Net contribution to earnings increased $8 million primarily due to a $9 million increase in contribution from single-family housing operations. In addition to the higher revenues discussed above, single-family gross margins improved to 19.5 percent in 2013 compared to 17.2 percent in 2012, due to a change in mix. Changes in mix reflect changes in product lines (entry-level homes versus move-up products), changes in specific communities that are open from period to period and changes in geographic markets where the closings occur.

Our Outlook for Second Quarter 2013
We expect a slight profit from single-family homebuilding in second quarter. Home closings should increase seasonally to approximately 600 single-family homes, with a slightly lower average closing price due to mix. Although input costs are rising, average margins should be comparable to first quarter. We anticipate higher selling-related expenses due to the additional closing volume.

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation; pension and postretirement costs; foreign exchange transaction gains and losses associated with financing; and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012	2013 VS. 2012
Unallocated corporate function expense	$(3)	$(6)	$3
Unallocated share-based compensation	(7)	(5)	(2)
Unallocated pension and postretirement costs	(10)	(7)	(3)
Foreign exchange gains (losses)	(4)	6	(10)
Elimination of intersegment profit in inventory and LIFO	(24)	(12)	(12)
Other	(7)	30	(37)
Operating income (loss)	(55)	6	(61)
Interest income and other	9	10	(1)
Net contribution to earnings	$(46)	$16	$(62)
Changes in Unallocated Items were primarily due to recognized gains of $52 million during first quarter 2012 related to a previously announced postretirement plan amendment.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$82 million during first quarter 2013 and

•	$87 million during first quarter 2012.
Interest expense incurred decreased primarily due to lower interest on a lower level of debt.

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
The 2013 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2013 estimated annual effective tax rate for our TRS, excluding discrete items, is 34.7 percent.

There were no significant discrete items excluded from the calculation of our effective income tax rate for 2013. 2012 items include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 5	$(18)
State income tax settlements	$8

It is reasonably possible that up to $160 million in unrecognized tax benefits, primarily related to alternative fuel mixture credits, may be recognized within the next twelve months when tax examinations are expected to be completed.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound and conservative capital structure which enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.
Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing timing of debt maturities.
The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS
Consolidated net cash used in our operations was:

•	$61 million in 2013 and

•	$60 million in 2012.
Comparing 2013 with 2012
Net cash used in operations in 2013 was comparable with 2012, primarily due to a $297 million increase in cash received from customers being largely offset by a $292 million increase in cash paid to employees, suppliers and others as sales and production increased in our Wood Products, Timberlands and Real Estate segments. Receivables, primarily in our Wood Products segment, increased significantly in 2013 compared to 2012 as business increased.

Expected Pension Contributions and Benefit Payments
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, in 2013 we expect to:

•	make approximately $88 million of required contributions to our Canadian registered and nonregistered pension plans in 2013;

•	make benefit payments of $19 million to our U.S. nonqualified pension plans; and

•	make benefit payments of $37 million related to our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2013.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash used by investing activities was:

•	$42 million in 2013 and

•	$57 million in 2012.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2013	MARCH 2012
Timberlands	$18	$12
Wood Products	10	6
Cellulose Fibers	17	45
Real Estate	2	1
Unallocated Items	1	—
Total	$48	$64
We anticipate that our net capital expenditures for 2013 – excluding acquisitions – will be up to $300 million.

Variable Interest Entities
During second quarter 2013, our cash will be used to pay approximately $162 million for a note related to one of our timber monetization special-purpose entities (SPEs) undertaken in 2003. We will receive approximately $184 million in second quarter 2013 when the related financial investment matures. More information about this entity, which was formed in connection with the sale of nonstrategic timberlands in 2003, can be found in our annual reports on Form 10-K for 2012 and 2003.

CASH FROM FINANCING ACTIVITIES
Consolidated net cash used by financing activities was:

•	$156 million in 2013 and

•	$108 million in 2012.

Debt
We repaid debt of:

•	$156 million in 2013, and

•	$2 million in 2012.
Debt maturities in the next twelve months are:

•	$21 million in second quarter 2013

•	$163 million in third quarter 2013 and

•	$69 million in fourth quarter 2013.
There are no maturities in first quarter 2014.

Revolving credit facility
Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1.0 billion 4-year revolving credit facility that expires in June 2015. WRECO can borrow up to $50 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility.

There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in first quarter 2013 or 2012.
As of March 31, 2013 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facility and

•	were in compliance with the credit facility covenants.

Credit Ratings
On April 22, 2013, Moody's Investors Service upgraded our senior unsecured note rating to Baa3 from Ba1 and changed their outlook to stable.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$81 million in 2013 and

•	$5 million in 2012.
The increase in exercises of stock options is primarily due to the increase in our average stock price. In first quarter 2013, our average stock price was $30.34, a 46 percent increase, compared to $20.76 during first quarter 2012.

Paying dividends and repurchasing stock
We paid dividends of:

•	$93 million in 2013 and

•	$81 million in 2012.
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 15 cents per share to 17 cents per share in November 2012.
On April 11, 2013, our board of directors declared a regular dividend of 20 cents per share, a 33 percent increase in our quarterly dividend compared to first quarter 2012, payable May 31, 2013, to shareholders of record at the close of business May 10, 2013.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during first quarter 2013 to our critical accounting policies presented in our 2012 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during first quarter 2013 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2013, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during first quarter 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 8: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
There have been no significant changes during first quarter 2013 to risk factors presented in our 2012 Annual Report on Form 10-K.

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

WEYERHAEUSER COMPANY
Date:	April 30, 2013

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Chief Accounting Officer