Form 10-Q
period 2013-06-30
WEYERHAEUSER CO
filed 2013-08-01
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 26, 2013, 582,274,481 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2013	JUNE 2012	JUNE 2013	JUNE 2012
Net sales	$2,141	$1,793	$4,092	$3,287
Cost of products sold	1,664	1,516	3,197	2,806
Gross margin	477	277	895	481
Selling expenses	54	47	105	89
General and administrative expenses	108	95	226	203
Research and development expenses	8	8	15	15
Charges for restructuring, closures and impairments	6	4	10	16
Other operating income, net (Note 12)	(10)	(53)	(28)	(119)
Operating income	311	176	567	277
Interest income and other	10	11	21	23
Interest expense, net of capitalized interest	(81)	(86)	(163)	(173)
Earnings before income taxes	240	101	425	127
Income taxes (Note 13)	(42)	(17)	(83)	(2)
Net earnings	198	84	342	125
Dividends on preference shares	(2)	—	(2)	—
Net earnings attributable to Weyerhaeuser common shareholders	$196	$84	$340	$125
Basic earnings per share attributable to Weyerhaeuser common shareholders (Note 3)	$0.35	$0.16	$0.62	$0.23
Diluted earnings per share attributable to Weyerhaeuser common shareholders (Note 3)	$0.35	$0.16	$0.61	$0.23
Dividends paid per common share	$0.20	$0.15	$0.37	$0.30
Weighted average shares outstanding (in thousands) (Note 3):
Basic	552,855	537,966	549,159	537,667
Diluted	557,588	540,033	554,301	539,880

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	JUNE 2013	JUNE 2012
Net earnings attributable to Weyerhaeuser common shareholders	$196	$84	$340	$125
Other comprehensive income (loss):
Foreign currency translation adjustments	(30)	(12)	(47)	(1)
Actuarial losses, net of tax benefit of $26, $8, $49 and $21	56	25	104	48
Prior service credits, net of tax expense of $3, $19, $3 and $49	(4)	(36)	(8)	(106)
Unrealized gains on available-for-sale securities	—	(1)	1	—
Total other comprehensive income (loss)	22	(24)	50	(59)
Comprehensive income attributable to Weyerhaeuser common shareholders	$218	$60	$390	$66
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2013	DECEMBER 31, 2012
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$908	$893
Receivables, less allowances of $4 and $3	589	474
Receivables for taxes	43	95
Inventories (Note 4)	561	531
Prepaid expenses	96	83
Deferred tax assets	144	65
Total current assets	2,341	2,141
Property and equipment, less accumulated depreciation of $6,219 and $6,350	2,706	2,859
Construction in progress	72	50
Timber and timberlands at cost, less depletion charged to disposals	3,949	3,961
Cash and cash equivalents designated for the purchase of Longview Timber LLC (Note 14)	1,450	—
Investments in and advances to equity affiliates	186	192
Goodwill	42	40
Deferred tax assets	64	189
Other assets	349	358
Restricted financial investments held by variable interest entities (Note 6)	615	799
	11,774	10,589
Real Estate:
Cash and cash equivalents	4	5
Receivables, less discounts and allowances of $3 and $4	74	72
Real estate in process of development and for sale	769	658
Land being processed for development	913	904
Real estate inventory held by variable interest entities	41	47
Investments in and advances to equity affiliates	20	21
Deferred tax assets	201	202
Other assets	112	94
	2,134	2,003
Total assets	$13,908	$12,592

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(CONTINUED)

	JUNE 30, 2013	DECEMBER 31, 2012
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Notes payable	$2	$—
Current maturities of long-term debt (Note 8)	163	340
Accounts payable	341	329
Accrued liabilities (Note 7)	573	570
Total current liabilities	1,079	1,239
Long-term debt (Note 8)	3,842	3,842
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 6)	511	672
Deferred income taxes	38	—
Deferred pension and other postretirement benefits	1,785	1,930
Other liabilities	446	499
	7,701	8,182
Real Estate:
Long-term debt (Note 8)	109	109
Long-term debt (nonrecourse to the company) held by variable interest entities	4	1
Other liabilities	188	187
	301	297
Commitments and contingencies (Note 9)
Total liabilities	8,002	8,479
Equity:
Weyerhaeuser shareholders’ interest:
Mandatory convertible preference shares, series A: $1.00 par value; authorized 40,000,000 shares; issued and outstanding: 13,800,000 and 0 shares (Note 14)	14	—
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 577,873,544 and 542,392,642 shares (Note 14)	722	678
Other capital (Note 14)	6,290	4,731
Retained earnings	350	219
Cumulative other comprehensive loss (Note 10)	(1,508)	(1,558)
Total Weyerhaeuser shareholders’ interest	5,868	4,070
Noncontrolling interests	38	43
Total equity	5,906	4,113
Total liabilities and equity	$13,908	$12,592
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012
Cash flows from operations:
Net earnings	$342	$125
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	223	226
Deferred income taxes, net	49	7
Pension and other postretirement benefits (Note 5)	52	(58)
Share-based compensation expense	22	18
Charges for impairment of assets	3	12
Net gains on dispositions of assets(1)	(21)	(17)
Foreign exchange transaction losses (Note 12)	8	2
Change in:
Receivables less allowances	(120)	(23)
Receivable for taxes	52	16
Inventories	(36)	(12)
Real estate and land	(121)	(48)
Prepaid expenses	(14)	(20)
Accounts payable and accrued liabilities	(32)	9
Deposits on land positions and other assets	(10)	22
Pension and postretirement contributions / benefit payments	(69)	(68)
Other	(15)	16
Net cash from operations	313	207
Cash flows from investing activities:
Property and equipment	(82)	(122)
Timberlands reforestation	(21)	(17)
Proceeds from sale of assets	14	24
Net proceeds of investments held by special purpose entities (Note 6)	22	—
Other	(4)	—
Cash from investing activities	(71)	(115)
Cash flows from financing activities:
Net proceeds from issuance of common shares(2) (Note 14)	781	—
Net proceeds from issuance of preference shares(2) (Note 14)	669	—
Cash dividends on common shares	(202)	(161)
Change in book overdrafts	7	(20)
Payments on debt	(177)	(6)
Exercises of stock options	132	7
Other	12	(4)
Cash from financing activities	1,222	(184)
Net change in cash and cash equivalents	1,464	(92)
Cash and cash equivalents at beginning of period	898	953
Cash and cash equivalents at end of period	$2,362	$861
Cash paid (received) during the period for:
Interest, net of amount capitalized of $10 and $11	$166	$168
Income taxes	$(6)	$(15)

(1)	Includes gains on timberland exchanges.
(2) During second quarter 2013, we received $1,450 million in cash related to the issuance of common shares and mandatory convertible preference shares related to the acquisition of Longview Timber LLC. We have designated this cash as "Cash and cash equivalents designated for the purchase of Longview Timber LLC" on our Consolidated Balance Sheet. See Note 14: Longview Timber Purchase.
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED JUNE 30, 2013 AND 2012

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
An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	JUNE 2013	JUNE 2012
Sales to unaffiliated customers:
Timberlands	$333	$262	$626	$512
Wood Products	1,065	776	2,053	1,410
Cellulose Fibers	476	459	950	932
Real Estate	267	296	463	433
	2,141	1,793	4,092	3,287
Intersegment sales:
Timberlands	166	146	390	336
Wood Products	18	20	36	40
	184	166	426	376
Total sales	2,325	1,959	4,518	3,663
Intersegment eliminations	(184)	(166)	(426)	(376)
Total	$2,141	$1,793	$4,092	$3,287
Net contribution to earnings:
Timberlands	$114	$77	$218	$147
Wood Products	136	36	314	23
Cellulose Fibers	57	36	88	84
Real Estate	14	15	14	7
	321	164	634	261
Unallocated Items(1)	—	23	(46)	39
Net contribution to earnings	321	187	588	300
Interest expense, net of capitalized interest	(81)	(86)	(163)	(173)
Income before income taxes	240	101	425	127
Income taxes	(42)	(17)	(83)	(2)
Net earnings	198	84	342	125
Dividends on preference shares	(2)	—	(2)	—
Net earnings attributable to Weyerhaeuser common shareholders	$196	$84	$340	$125

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 3: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.35 during second quarter and $0.62 during year-to-date 2013, respectively; and

•	$0.16 during second quarter and $0.23 during year-to-date 2012, respectively.
Our diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.35 during second quarter and $0.61 during year-to-date 2013, respectively; and

•	$0.16 during second quarter and $0.23 during year-to-date 2012, respectively.
Basic earnings per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.
Diluted earnings per share is net earnings divided by the sum of the:

•	weighted average number of our outstanding common shares and

•	the effect of our outstanding dilutive potential common shares.
Dilutive potential common shares can include:

•	outstanding stock options,

•	restricted stock units,

•	performance share units and

•	preference shares.
We use the treasury stock method to calculate the effect of our outstanding stock options, restricted stock units and performance share units. Share-based payment awards that are contingently issuable upon the achievement of specified performance or market conditions are included in our diluted earnings per share calculation in the period in which the conditions are satisfied.
We use the if-converted method to calculate the effect of our outstanding preference shares. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Preference shares are antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion exceeds diluted earnings per share exclusive of the preference shares.
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. As of the end of second quarter 2013, no amounts beyond the preference dividends have been ascribed to preference shareholders for purposes of calculating basic or diluted earnings per share under the two-class method.

SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.
We issued 13.8 million 6.375 percent Mandatory Convertible Preference Shares, Series A on June 18, 2013. We do not include these shares in our calculation of diluted earnings per share because they are antidilutive. See Note 14: Longview Timber Purchase.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2013	JUNE 2012	JUNE 2013	JUNE 2012
Stock options	4,862	21,992	4,862	21,992
Performance share units	577	537	577	537
Preference shares	13,800	—	13,800	—

NOTE 4: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2013	DECEMBER 31, 2012
LIFO Inventories:
Logs and chips	$17	$17
Lumber, plywood and panels	65	46
Pulp and paperboard	106	121
Other products	10	8
FIFO or moving average cost inventories:
Logs and chips	29	28
Lumber, plywood, panels and engineered lumber	84	66
Pulp and paperboard	27	19
Other products	83	87
Materials and supplies	140	139
Total	$561	$531

The LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO - the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been $111 million and $112 million higher as of June 30, 2013 and December 31,2012, respectively.

NOTE 5: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	JUNE 2013	JUNE 2012
Service cost	$16	$12	$32	$26
Interest cost	62	66	122	131
Expected return on plan assets	(111)	(105)	(220)	(210)
Amortization of actuarial loss	56	45	111	87
Amortization of prior service cost	1	2	3	4
Total net periodic benefit cost	$24	$20	$48	$38

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	JUNE 2013	JUNE 2012
Service cost	$1	$1	$1	$1
Interest cost	3	3	6	7
Amortization of actuarial loss	4	3	7	7
Amortization of prior service credit	(6)	(57)	(12)	(115)
Other	2	—	2	4
Total net periodic benefit cost (credit)	$4	$(50)	$4	$(96)

During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain benefits that were available to both past and present employees. The company recognized a gain of $51 million in second quarter 2012 and $103 million in first half 2012 due to these benefit changes. This gain is included in other operating income and reflected in the amortization of prior service credit in the table above. As of the end of second quarter 2012, the gain for the fourth quarter amendments had been fully recognized.

FAIR VALUE OF PENSION PLAN ASSETS
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in audited financial statements received after we have filed our Annual Report on Form 10-K. During second quarter 2013, we recorded an increase in the fair value of the pension assets of $56 million and an increase to the projected benefit obligation of $55 million, as a result of changes in the census data. The net effect was a $1 million increase in the funded status as of December 31, 2012.
EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
We expect to make approximately $79 million of required contributions to our Canadian registered and nonregistered pension plans in 2013. The decrease in the expectation was the result of the company electing to apply for Alberta Funding Relief effective December 31, 2012, for the plans registered in that province.
We also expect that in 2013 we will:

•	make benefit payments of $19 million on behalf of our U.S. nonqualified pension plans and

•	make benefit payments of $37 million on behalf of our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2013.

NOTE 6: VARIABLE INTEREST ENTITIES
In second quarter 2013, we repaid a $162 million note and received $184 million related to one of our timber monetization special-purpose entities (SPEs) undertaken in 2003. Net proceeds were $22 million. As a result of dissolving one of our SPEs, the deferred tax liability related to our SPEs was reduced to $177 million as of June 30, 2013, compared to $240 million as of December 31, 2012. More information about these entities, which were formed in connection with the sale of nonstrategic timberlands in 2003, can be found in our annual reports on Form 10-K for 2012 and 2003.

NOTE 7: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2013	DECEMBER 31, 2012
Wages, salaries and severance pay	$129	$139
Pension and postretirement	57	58
Vacation pay	48	46
Income taxes	16	—
Taxes – Social Security and real and personal property	34	27
Interest	95	99
Customer rebates and volume discounts	39	44
Deferred income	61	60
Other	94	97
Total	$573	$570

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2013		DECEMBER 31, 2012
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$4,005	$4,780	$4,182	$4,994
Real Estate	$109	$111	$109	$112
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
However, whenever probable losses from litigation could reasonably be determined – we believe that we have established adequate reserves. In addition, we believe the ultimate outcome of the legal proceedings:

•	could have a material adverse effect on our results of operations, cash flows or financial position in any given quarter or year; but

•	will not have a material adverse effect on our long-term results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS
Our environmental matters include:

•	site remediation,

•	asset retirement obligations, and

•	regulation of air emission in the U.S.

Site Remediation
Under the Comprehensive Environmental Response Compensation and Liability Act – commonly known as the Superfund – and similar state laws, we:

•	are a party to various proceedings related to the cleanup of hazardous waste sites and

•	have been notified that we may be a potentially responsible party related to the cleanup of other hazardous waste sites for which proceedings have not yet been initiated.
As of June 30, 2013, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $30 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2012.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close, cap and monitor landfills. As of June 30, 2013, our total accruals for these obligations was $63 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2012.
Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

Regulation of Air Emissions in the U.S.

In 2010, the EPA issued a final rule that would limit the growth in greenhouse gas emissions from new projects meeting certain emission thresholds. This rule, which would apply to our manufacturing operations on a project-by-project basis, originally included carbon dioxide from carbon-neutral biomass in the air permitting process. In 2011, the EPA issued a final rule deferring until mid-2014 greenhouse gas permitting requirements for carbon dioxide emissions from biomass while the EPA completed analysis and rulemaking on how biomass emissions should be treated. On July 12, 2013, the D.C Circuit Court of Appeals issued a decision to vacate the biomass deferral rule. The Court has not yet issued its mandate to the EPA and the EPA has not yet indicated how it may respond, so we are unable to predict the effect on our operations. However, more than 75 percent of energy for our operations is derived from biomass. If emissions from biomass are included in the air permitting process, it could significantly increase the burden and cost of the air permitting process.

NOTE 10: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2012	$413	$(1,942)	$(23)	$(137)	$127	$4	$(1,558)
Other comprehensive income (loss) before reclassifications	(47)	33	—	2	(2)	1	(13)
Income taxes	—	(8)	—	—	1	—	(7)
Net other comprehensive income (loss) before reclassifications	(47)	25	—	2	(1)	1	(20)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	111	3	7	(12)	—	109
Income taxes	—	(37)	(1)	(4)	3	—	(39)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	74	2	3	(9)	—	70
Total other comprehensive income (loss)	(47)	99	2	5	(10)	1	50
Ending balance as of June 30, 2013	$366	$(1,843)	$(21)	$(132)	$117	$5	$(1,508)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 5: Pension and Other Postretirement Benefit Plans.

NOTE 11: SHARE-BASED COMPENSATION
In year-to-date 2013, we granted 1,986,934 stock options, 728,853 restricted stock units and 388,394 performance share units. In addition, 443,708 outstanding restricted stock units and 157,386 outstanding performance share units vested during year-to-date 2013. A total of 6,417,318 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.
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

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in 2013 was $30.54. The vesting and post-termination vesting terms for stock options granted in 2013 were as follows:

•	options vest ratably over 4 years;

•	options vest immediately in the event of disability or death while employed;

•
options continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant depending on the number of months employed after grant date;

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

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted in 2013 was $30.54. The vesting provisions for restricted stock units granted in 2013 were as follows:

•	restricted stock units vest ratably over 4 years;

•	restricted stock units vest immediately in the event of disability or death while employed;

•
restricted stock units continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant depending on the number of months employed after grant date;

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

•
units continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant depending on the number of months employed after grant date;

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

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 30, 2013.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of June 30, 2013

JUNE 30, 2013
Expected volatility	29.02%
Expected dividends	2.91%
Expected term (in years)	1.59
Risk-free rate	0.35%
Weighted average fair value	$6.57
There were no stock appreciation rights granted in year-to-date 2013.

NOTE 12: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	JUNE 2013	JUNE 2012
Gain on postretirement plan amendment (Note 5)	$—	$(51)	$—	$(103)
Gain on disposition of assets	(7)	(7)	(13)	(8)
Foreign exchange losses	4	9	8	2
Land management income	(7)	(6)	(13)	(12)
Other, net	—	2	(10)	2
Total other operating income, net	$(10)	$(53)	$(28)	$(119)
Foreign exchange losses result from changes in exchange rates, primarily related to our Canadian operations.
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
The 2013 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2013 estimated annual effective tax rate for our TRS is 32.0 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings.
There were no significant discrete items excluded from the calculation of our effective income tax rate for 2013. 2012 items include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 5	$(18)
State income tax settlements	$8
Second Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 5	$(18)
Income tax settlements	$(3)

It is reasonably possible that up to $160 million in unrecognized tax benefits, primarily related to alternative fuel mixture credits, may be recognized within the next 12 months when tax examinations are expected to be completed.

NOTE 14: LONGVIEW TIMBER PURCHASE
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for cash and assumed debt. Longview Timber is a privately-held Delaware limited liability company engaged in the ownership and management of approximately 645,000 acres of timberlands primarily in Oregon (approximately 333,000 acres) and Washington (approximately 312,000 acres). We believe Longview Timber has productive lands with favorable age class distribution that will provide us with optionality for harvest. Earnings from this business will be reported as part of the Timberlands segment beginning in third quarter 2013.
The aggregate purchase price was $2.65 billion and included the assumption of Longview Timber debt of approximately $1.07 billion. We expect to obtain an additional $1.1 billion in debt financing in third quarter 2013 and repay all of the debt within 90 days after the closing of the acquisition.
Summarized unaudited pro forma information that presents combined amounts as if this acquisition occurred at the beginning of 2012, is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2013	JUNE 2012	JUNE 2013	JUNE 2012
Net sales	$2,196	$1,840	$4,199	$3,379
Net earnings attributable to Weyerhaeuser common shareholders	$211	$74	$361	$110
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.36	$0.13	$0.62	$0.19
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.36	$0.13	$0.62	$0.19

The preliminary fair values of identifiable assets acquired and liabilities assumed, based on estimates that may change materially when purchase accounting is completed, are as follows:

DOLLAR AMOUNTS IN MILLIONS	JULY 23, 2013
Current assets	$46
Property and equipment	2
Timber and timberlands	2,723
Investments in and advances to equity affiliates	1
Total assets acquired	2,772
Current liabilities	7
Long-term debt	1,140
Other liabilities	19
Total liabilities assumed	1,166
Net assets acquired	$1,606
In order to finance our purchase of Longview Timber, we issued the following:

•	29 million common shares on June 18, 2013, at the price of $27.75 per share for net proceeds of $781 million; and

•
13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 18, 2013, for net proceeds of $669 million. Dividends will be payable on a cumulative basis when, as and if declared by our Board of Directors, at an annual rate of 6.375 percent on the liquidation preference. We may pay declared dividends in cash or, subject to certain limitations, in common shares or by delivery of any combination of cash and common shares on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2013, and to, and including, July 1, 2016. These shares will automatically convert on July 1, 2016 into between 1.5015 and 1.8018 of our common shares, subject to anti-dilution adjustments. At any time prior to that date, holders may elect to convert each share into common shares at the minimum conversion rate of 1.5015 common shares, subject to anti-dilution adjustments.

Subsequent to quarter end, we issued 4.4 million common shares on July 2, 2013, at the price of $27.75 per share for net proceeds of $117 million, in connection with the exercise of an overallotment option.
For issuances of shares, excess of par value is recorded in "Other capital" and net proceeds received are recorded in "Cash and cash equivalents designated for the purchase of Longview Timber LLC" in our Consolidated Balance Sheet.
Proceeds were used to finance the acquisition and pay related fees and expenses.

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

STATEMENTS
We make forward-looking statements in this report, including with respect to an intended increase in our quarterly dividend, estimated tax rates, expected results of litigation and the sufficiency of litigation reserves, our expected capital expenditures for 2013, anticipated new borrowing to repay existing outstanding indebtedness of Longview Timber, our expectations relating to pension contributions and benefit payments, and recognition of certain tax benefits in the future.
We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy,

•	regulations,

•	adverse litigation outcomes and the adequacy of reserves,

•	changes in accounting principles,

•	contributions to pension plans,

•	projected benefit payments,

•	projected tax rates and credits, and

•	other related matters.

RISKS, UNCERTAINTIES AND ASSUMPTIONS
The major risks and uncertainties – and assumptions that we make – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the successful execution of our internal performance plans, including restructurings and cost reduction initiatives;

•	raw material prices;

•	energy prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	transportation costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•	other factors described under “Risk Factors” in this document and in our annual report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – particularly Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and Canadian dollar and the relative value of the euro to the yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Price realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, price realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended June 30, 2013, compared to the quarter and year-to-date periods ended June 30, 2012.

CONSOLIDATED RESULTS
How We Did in Second Quarter and Year-to Date 2013
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters and year-to-date periods ended June 30, 2013 and 2012:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Net sales	$2,141	$1,793	$348	$4,092	$3,287	$805
Operating income	$311	$176	$135	$567	$277	$290
Net earnings attributable to Weyerhaeuser common shareholders	$196	$84	$112	$340	$125	$215
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.35	$0.16	$0.19	$0.62	$0.23	$0.39
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.35	$0.16	$0.19	$0.61	$0.23	$0.38

Comparing Second Quarter 2013 with Second Quarter 2012
Net sales
Net sales increased $348 million – 19 percent – primarily due to the following:

•	Wood Products segment sales increased $289 million, primarily due to higher price realizations and higher sales volumes across all major product lines.

•	Timberlands segment sales increased $71 million, primarily due to higher export and domestic log prices and increased sales volume.

•	Cellulose Fibers segment sales increased $17 million, primarily due to increased sales volumes which was partially offset by decreased price realizations.
These increases were partially offset by a decrease of $29 million in Real Estate segment sales as decreased land sales more than offset increased single-family homes sales.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $112 million primarily from a $177 million increase in gross margin in our Wood Products, Timberlands and Cellulose Fibers segments. Our Wood Products and Timberlands segment increases were primarily due to higher price realizations and sales volumes. Increased gross margin in our Cellulose Fibers segment was primarily due to increased production, lower maintenance and contractor services cost and decreased fiber, chemical and energy cost.
This was partially offset by:

•	a $51 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment; and

•	a $25 million increase in income taxes primarily due to higher income in our TRS in 2013 compared to 2012.

Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales
Net sales increased $805 million – 24 percent – primarily due to the following:

•	Wood Products segment sales increased $643 million, primarily due to higher price realizations and higher sales volumes across all major product lines.

•	Timberlands segment sales increased $114 million, primarily due to higher export and domestic log prices and increased sales volume.

•	Real Estate segment sales increased $30 million primarily due to increased home closings and improved average prices for homes closed.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $215 million – primarily from a $378 million increase in gross margin in our Wood Products and Timberlands segments due to higher price realizations and higher sales volumes.
This was partially offset by:

•	a $103 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment; and

•	an $81 million increase in income taxes, primarily due to higher income in our TRS in 2013 compared to 2012.

TIMBERLANDS
How We Did Second Quarter and Year-to Date 2013
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Net sales to unaffiliated customers:
Logs:
West	$208	$146	$62	$385	$276	$109
South	65	56	9	126	106	20
Canada	2	2	—	9	9	—
Subtotal logs sales	275	204	71	520	391	129
Pay as cut timber sales	4	3	1	5	6	(1)
Chip sales	2	4	(2)	5	10	(5)
Timberlands exchanges(1)	14	7	7	16	15	1
Higher and better-use land sales(1)	5	5	—	8	9	(1)
Minerals, oil and gas	9	7	2	17	14	3
Products from international operations(2)	22	29	(7)	44	54	(10)
Other products	2	3	(1)	11	13	(2)
Subtotal net sales to unaffiliated customers	333	262	71	626	512	114
Intersegment sales:
United States	123	115	8	250	227	23
Other	43	31	12	140	109	31
Subtotal intersegment sales	166	146	20	390	336	54
Total sales	$499	$408	$91	$1,016	$848	$168
Net contribution to earnings	$114	$77	$37	$218	$147	$71

(1)	Significant dispositions of higher and better use timberland and some non-strategic timberlands are made through Forest Products subsidiaries.

(2)	Products include logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

Comparing Second Quarter 2013 with Second Quarter 2012
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $71 million – 27 percent – primarily from the following:

•	Western log sales increased $62 million due to higher export and domestic log prices and a 17 percent increase in sales volume as a result of increased export and domestic demand; and

•	Southern log sales increased $9 million due to higher log prices and an 11 percent increase in sales volumes as the result of increased harvest levels in response to increased third party demand.
Intersegment sales
Intersegment sales increased $20 million – 14 percent – primarily from:

•	a $12 million increase due to higher log prices and increased sales volumes in Canada; and

•	an $8 million increase, primarily due to higher log prices in the West and South.

Net contribution to earnings
Net contribution to earnings increased $37 million – 48 percent – primarily from:

•	a $25 million increase due to higher log prices in the West and South and

•	an $11 million increase due to higher sales volumes and demand for export and domestic logs in the West. Harvest levels increased 5 percent in the West.

Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $114 million – 22 percent – primarily from the following:

•	Western log sales increased $109 million due to higher export and domestic log prices and a 22 percent increase in sales volume as a result of increased export and domestic demand; and

•	Southern log sales increased $20 million due to higher log prices and a 13 percent increase in sales volume as the result of increased harvest levels in response to increased third party demand.
Intersegment sales
Intersegment sales increased $54 million – 16 percent – primarily from:

•	a $31 million increase, primarily due to higher log prices and total increased sales volume in Canada; and

•	a $23 million increase, primarily due to higher log prices in the West and South and increased sales volume in the West.
Net contribution to earnings
Net contribution to earnings increased $71 million – 48 percent – primarily from:

•	a $51 million increase due to higher log prices in the West and South; and

•	a $23 million increase due to higher sales volumes and demand for export and domestic logs in the West. Harvest levels increased 12 percent in the West.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Third party log sales – cubic meters:
West	1,812	1,551	261	3,486	2,859	627
South	1,507	1,354	153	2,906	2,582	324
Canada	38	54	(16)	242	259	(17)
International	77	82	(5)	145	160	(15)
Total	3,434	3,041	393	6,779	5,860	919
Fee harvest volumes – cubic meters:
West	1,921	1,831	90	3,916	3,510	406
South	2,828	2,788	40	5,661	5,502	159
International	167	161	6	364	333	31
Total	4,916	4,780	136	9,941	9,345	596

WOOD PRODUCTS
How We Did Second Quarter and Year-to Date 2013
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Net sales:
Structural lumber	$502	$370	$132	$953	$661	$292
Engineered solid section	84	70	14	166	135	31
Engineered I-joists	60	49	11	116	90	26
Oriented strand board	224	138	86	460	249	211
Softwood plywood	41	26	15	77	49	28
Other products produced	44	44	—	87	86	1
Complementary products purchased for resale	110	79	31	194	140	54
Total	$1,065	$776	$289	$2,053	$1,410	$643
Net contribution to earnings	$136	$36	$100	$314	$23	$291
Overall performance in our Wood Products segment improved year over year. We continue to focus on reducing costs and increasing revenues by broadening our customer base, introducing new products, growing our specialty, as well as commodity building products business, and improving our operational capabilities. These improvement efforts and better market conditions, have resulted in higher production rates in all primary product lines.
Comparing Second Quarter 2013 with Second Quarter 2012
Net sales
Net sales increased $289 million – 37 percent – primarily from the following:

•	Structural lumber shipment volumes increased 9 percent and average price realizations increased 24 percent.

•	OSB shipment volumes increased 5 percent and average price realizations increased 55 percent.

•	Engineered solid section shipment volumes increased 13 percent and average price realizations increased 7 percent.

•	Engineered I-joists shipment volumes increased 10 percent and average price realizations increased 12 percent.

•	Softwood plywood shipment volumes increased 33 percent and average price realizations increased 14 percent .

•	Complementary products purchased for resale increased 39 percent.
Net contribution to earnings
Net contribution to earnings increased $100 million primarily from:

•	a $168 million increase, primarily due to higher price realizations across all major products; and

•	a $10 million increase in sales volumes across all major products.

These increases were partially offset by:

•	a $31 million increase in log cost due to continued strong lumber demand and increasing log prices;

•	a $23 million increase in manufacturing costs due to higher raw material, maintenance and labor costs; and

•	a $9 million increase in freight expense due to higher shipment volumes.
Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales
Net sales increased $643 million – 46 percent – primarily from the following:

•	Structural lumber shipment volumes increased 9 percent and average price realizations increased 32 percent.

•	OSB shipment volumes increased 10 percent and average price realizations increased 67 percent.

•	Engineered solid section shipment volumes increased 17 percent and average price realizations increased 4 percent.

•	Engineered I-joists shipment volumes increased 21 percent and average price realizations increased 7 percent.

•	Softwood plywood shipment volumes increased 34 percent and average price realizations increased 17 percent.

•	Complementary products purchased for resale increased 39 percent.
Net contribution to earnings
Net contribution to earnings increased $291 million primarily from:

•	a $383 million increase, primarily due to higher price realizations across all major products; and

•	a $21 million increase in sales volumes across all major products.
These increases were partially offset by:

•	a $54 million increase in log cost due to continued strong lumber demand and increasing log prices;

•	a $36 million increase in manufacturing costs due to higher raw material, maintenance and labor costs; and

•	a $26 million increase in freight expense due to higher shipment volumes.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Structural lumber – board feet	1,156	1,056	100	2,181	1,993	188
Engineered solid section – cubic feet	4.4	3.9	0.5	8.8	7.5	1.3
Engineered I-joists – lineal feet	44	40	4	87	72	15
Oriented strand board – square feet (3/8”)	675	643	32	1,332	1,208	124
Softwood plywood – square feet (3/8”)	108	81	27	207	154	53
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Structural lumber – board feet:
Production	1,053	1,004	49	2,074	1,962	112
Outside purchase	77	47	30	179	79	100
Total	1,130	1,051	79	2,253	2,041	212
Engineered solid section – cubic feet:
Production	4.6	3.8	0.8	9.2	7.5	1.7
Outside purchase	0.4	0.2	0.2	1.3	1.2	0.1
Total	5.0	4.0	1.0	10.5	8.7	1.8
Engineered I-joists – lineal feet:
Production	42	37	5	86	71	15
Outside purchase	1	2	(1)	4	4	—
Total	43	39	4	90	75	15
Oriented strand board – square feet (3/8”):
Production	663	626	37	1,325	1,227	98
Outside purchase	56	48	8	124	80	44
Total	719	674	45	1,449	1,307	142
Softwood plywood – square feet (3/8”):
Production	63	50	13	124	101	23
Outside purchase	33	29	4	75	54	21
Total	96	79	17	199	155	44

CELLULOSE FIBERS
How We Did in Second Quarter and Year-to Date 2013
Here is a comparison of net sales and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Net sales:
Pulp	$369	$348	$21	$740	$715	$25
Liquid packaging board	86	90	(4)	171	173	(2)
Other products	21	21	—	39	44	(5)
Total	$476	$459	$17	$950	$932	$18
Net contribution to earnings	$57	$36	$21	$88	$84	$4

Comparing Second Quarter 2013 with Second Quarter 2012
Net sales
Net sales increased $17 million – 4 percent – primarily due to increased sales volumes of 9 percent for pulp, which was partially offset by decreased price realizations of $22 per ton – 3 percent.
Net contribution to earnings
Net contribution to earnings increased $21 million – 58 percent – primarily due to:

•	a $28 million increase in earnings, primarily due to increased production and lower maintenance and contractor services cost, as second quarter 2013 had fewer maintenance outages; and

•	a $14 million decrease in fiber, chemical and energy costs.
These increases were partially offset by:

•	a $10 million decrease in pulp sales realizations; and

•	an $8 million decrease in liquid packaging board sales realizations.

Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales
Net sales increased $18 million – 2 percent – primarily due to a 6 percent sales volume increase for pulp, which was partially offset by decreased price realizations of $22 per ton – 3 percent.
Net contribution to earnings
Net contribution to earnings increased $4 million – 5 percent – primarily due to:

•	a $32 million increase in earnings, primarily due to increased production and lower maintenance and contractor services cost, as 2013 had fewer maintenance outages; and

•	a $17 million decrease in chemical and energy costs.
These increases were partially offset by:

•	a $21 million decrease in pulp sales realizations; and

•	a $16 million decrease in liquid packaging board sales realizations.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Pulp – air-dry metric tons	462	425	37	929	874	55
Liquid packaging board – tons	81	76	5	159	146	13

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Pulp – air-dry metric tons	463	417	46	908	855	53
Liquid packaging board – tons	77	78	(1)	155	143	12

REAL ESTATE
How We Did Second Quarter and Year-to Date 2013
Here is a comparison of net sales and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Net sales:
Single-family housing	$257	$190	$67	$440	$321	$119
Land	10	105	(95)	21	108	(87)
Other	—	1	(1)	2	4	(2)
Total	$267	$296	$(29)	$463	$433	$30
Net contribution to earnings	$14	$15	$(1)	$14	$7	$7

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended June 30, 2013 and 2012:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Homes sold	943	764	179	1,763	1,461	302
Homes closed	636	508	128	1,099	857	242
Homes sold but not closed (backlog)	1,438	1,033	405	1,438	1,033	405
Cancellation rate	14.6%	15.4%	(0.8)%	13.5%	12.9%	0.6%
Traffic	20,080	17,677	2,403	37,844	31,949	5,895
Average price of homes closed (in thousands)	$405	$374	$31	$400	$375	$25
Single-family gross margin(1)	21.6%	19.3%	2.3%	20.7%	18.4%	2.3%
(1) Single-family gross margin equals revenue less cost of sales and period costs.

Comparing Second Quarter 2013 with Second Quarter 2012
Net sales
Net sales decreased $29 million – 10 percent – primarily due to a decrease of $95 million in revenue from land and lot sales. 2012 included the sale of a 3,200-acre master planned community in Houston, Texas. Land and lot sales are a routine part of our land development business but they do not occur evenly from period to period.
This was partially offset by an increase of $67 million in revenue from single-family home sales. Home closing increased 25 percent from 508 in 2012 to 636 in 2013, with increased closings across all markets. The average price of homes closed increased 8 percent from $374,000 in 2012 to $405,000 in 2013, due to both increasing prices across our markets and changes in mix.
Net contribution to earnings
Net contribution to earnings decreased $1 million, primarily due to the offsetting effects of:

•
A $19 million increase in earnings from single-family home sales. In addition to the higher volume and higher average revenues, single-family gross margins improved to 21.6 percent in 2013 compared to 19.3 percent in 2012 due to a change in mix. Changes in mix reflect changes in product lines (entry-level homes versus move-

up products), changes in specific communities that are open from period to period, and changes in geographic markets where the closing occur.

•	Earnings from land and lot sales decreased $10 million.

•	Selling, general and administrative expenses increased $8 million, including volume-related increases in selling costs and additional costs associated with new community openings.

Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales
Net sales increased $30 million – 7 percent – primarily due to an increase of $119 million in revenue from single-family home sales. Home closings increased 28 percent from 857 in 2012 to 1,099 in 2013. The average price of homes closed increased 7 percent from $375,000 in 2012 to $400,000 in 2013, due to both increasing prices across our markets and changes in mix.
This was partially offset by a decrease of $87 million in revenue from land and lot sales. 2012 included the sale of a 3,200-acre master planned community in Houston, Texas.
Net contribution to earnings
Net contribution to earnings increased $7 million primarily due to a $32 million increase in earnings from single-family home sales. In addition to the higher volume and higher average revenues, single-family gross margins improved to 20.7 percent in 2013 compared to 18.4 percent in 2012 due to a change in mix.
This improvement was partially offset by:

•	$11 million decrease in earnings from land and lot sales;

•	$12 million increase in selling, general and administrative expenses, including volume-related increases in selling costs and additional costs associated with new community openings.

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012	2013 VS. 2012	JUNE 2013	JUNE 2012	2013 VS. 2012
Unallocated corporate function expense	$(3)	$(3)	$—	$(6)	$(9)	$3
Unallocated share-based compensation	5	(1)	6	(2)	(6)	4
Unallocated pension and postretirement costs	(12)	(7)	(5)	(22)	(14)	(8)
Foreign exchange gains (losses)	(4)	(8)	4	(8)	(2)	(6)
Elimination of intersegment profit in inventory and LIFO	8	(2)	10	(16)	(14)	(2)
Other	(4)	35	(39)	(11)	65	(76)
Operating income (loss)	(10)	14	(24)	(65)	20	(85)
Interest income and other	10	9	1	19	19	—
Net contribution to earnings	$—	$23	$(23)	$(46)	$39	$(85)
Unallocated Items included recognized gains of $51 million during second quarter 2012 and $103 million during first half 2012 related to a previously announced postretirement plan amendment.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$81 million during second quarter 2013 and $163 million during year-to-date 2013 and

•	$86 million during second quarter 2012 and $173 million during year-to-date 2012.
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
The 2013 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2013 estimated annual effective tax rate for our TRS is 32.0 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings.
There were no significant discrete items excluded from the calculation of our effective income tax rate for 2013. 2012 items include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 5	$(18)
State income tax settlements	$8
Second Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 5	$(18)
Income tax settlements	$(3)

It is reasonably possible that up to $160 million in unrecognized tax benefits, primarily related to alternative fuel mixture credits, may be recognized within the next 12 months when tax examinations are expected to be completed.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound and conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.
Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing timing of debt maturities.
The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$313 million in 2013 and

•	$207 million in 2012.
Comparing 2013 with 2012
Net cash from operations increased $106 million in 2013 as compared with 2012, primarily due to a $708 million increase in cash received from customers partially offset by a $592 million increase in cash paid to employees, suppliers and others as sales and production increased in our Wood Products, Timberlands and Real Estate segments. Receivables, primarily in our Wood Products segment, increased significantly in 2013 compared to 2012 as sales increased.

Expected Pension Contributions and Benefit Payments
We expect to make approximately $79 million of required contributions to our Canadian registered and nonregistered pension plans in 2013. The decrease in the expectation was the result of the company electing to apply for Alberta Funding Relief effective December 31, 2012, for the plans registered in that province.
We also expect that in 2013 we will:

•	make benefit payments of $19 million on behalf of our U.S. nonqualified pension plans and

•	make benefit payments of $37 million on behalf of our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2013.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash used by investing activities was:

•	$71 million in 2013 and

•	$115 million in 2012.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2013	JUNE 2012
Timberlands	$36	$27
Wood Products	26	21
Cellulose Fibers	34	89
Real Estate	4	1
Unallocated Items	3	1
Total	$103	$139
We anticipate that our net capital expenditures for 2013 – excluding acquisitions – will be up to $300 million.
Variable Interest Entities
In second quarter 2013, we repaid a $162 million note and received $184 million related to one of our timber monetization special-purpose entities (SPEs) undertaken in 2003. Net proceeds were $22 million. More information about these entities, which were formed in connection with the sale of nonstrategic timberlands in 2003, can be found in our annual reports on Form 10-K for 2012 and 2003.

CASH FROM FINANCING ACTIVITIES
Consolidated net cash provided by (used in) financing activities was:

•	$1,222 million in 2013 and

•	$(184) million in 2012.

Longview Timber Purchase
In order to finance our purchase of Longview Timber, see Note 14: Longview Timber Purchase, we issued the following:

•	29 million common shares on June 18, 2013, at the price of $27.75 per share for net proceeds of $781 million; and

•	13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 18, 2013, for net proceeds of $669 million.
Subsequent to quarter end, we issued 4.4 million common shares on July 2, 2013, at the price of $27.75 per share for net proceeds of $117 million, in connection with the exercise of an overallotment option.
We paid $11 million in fees related to a bridge loan in second quarter 2013. As of the close of the Longview Timber purchase, we never used the loan and these fees will be expensed in third quarter 2013. We expect to obtain an additional $1.1 billion in debt financing in third quarter 2013 to repay existing indebtedness assumed as part of the Longview Timber acquisition.

Debt
We repaid debt of:

•	$177 million in year-to-date 2013 and

•	$6 million in year-to-date 2012.
Excluding the assumption of Longview Timber indebtedness, debt maturities in the next 12 months are:

•	$163 million in third quarter 2013 and

•	$69 million in fourth quarter 2013.
There are no maturities in first or second quarter 2014.

Revolving credit facility
Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1.0 billion 4-year revolving credit facility that expires in June 2015. WRECO can borrow up to $50 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in year-to-date 2013 or 2012.
As of June 30, 2013 Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under the credit facility and

•	were in compliance with the credit facility covenants.

Credit Ratings
On April 22, 2013, Moody's Investors Service upgraded our senior unsecured note rating to Baa3 from Ba1 and changed their outlook to stable.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$132 million in 2013 and

•	$7 million in 2012.
The increase in exercises of stock options is primarily due to the increase in our average stock price. In year-to-date 2013, our average stock price was $30.29, a 47 percent increase, compared to $20.58 during year-to-date 2012.

Paying dividends and repurchasing stock
We paid dividends to common shareholders of:

•	$202 million in 2013 and

•	$161 million in 2012.
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 15 cents per share to 17 cents per share in November 2012 and to 20 cents per share in April 2013, a 33 percent increase in our quarterly dividend.
In conjunction with the acquisition of Longview Timber and subject to Board approval, we intend to increase our quarterly dividend from 20 cents per share to 22 cents per share beginning with the third quarter dividend payable in September.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during year-to-date 2013 to our critical accounting policies presented in our 2012 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during year-to-date 2013 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2013, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during year-to-date 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 9: Legal Proceedings, Commitments and Contingencies.”
RISK FACTORS
A discussion of our risk factors can be found in our 2012 Annual Report on Form 10-K. The information included below, including additional risks relating to the recent acquisition (the “Acquisition”) of Longview Timber LLC (“Longview Timber”) and the recent issuance of mandatory convertible preference shares, amends, updates and should be read in conjunction with the risk factors disclosed in our 2012 Annual Report on Form 10-K.

We may fail to realize the full benefits anticipated as a result of the acquisition of Longview Timber LLC.

There are a number of risks and uncertainties relating to the Acquisition. The success of the Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Longview Timber. We may not fully realize these business opportunities and growth prospects. Integrating operations may require significant efforts and expenditures on the part of both us and Longview Timber. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain Longview Timber's operations or assets or take write-offs or impairment charges or recognize amortization expenses resulting from the Acquisition and may be subject to unanticipated or unknown liabilities relating to Longview and its business. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including retaining current customers. If any of these factors limit our ability to integrate the businesses successfully or on a timely basis, the expectations of future results of operations following the Acquisition might not be met.

One of Longview Timber's subsidiaries has elected to be taxed as a REIT for Federal income tax purposes and if this subsidiary fails to qualify as a REIT, it could result in the loss of our REIT status.

One of Longview Timber's subsidiaries that we acquired in the Acquisition has elected to be taxed as a REIT for Federal income tax purposes. If this subsidiary failed to meet the applicable requirements for qualification as a REIT or fails to meet those qualifications at any time in the future, such failure could jeopardize our qualification as a REIT. Such loss of status would have the effects described in the risk factor entitled "REIT Status and Tax implications" disclosed in our 2012 Annual Report on Form 10-K.

We have incurred transaction and acquisition-related costs in connection with the acquisition of Longview Timber LLC and we expect to incur additional acquisition-related and integration costs in the future, which future costs may be significant.

We have incurred transaction and acquisition-related costs in connection with the acquisition,which will affect our results of operations in the periods in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. We also expect to incur additional acquisition-related and integration costs in the future. These acquisition-related and integration costs could be significant and thereby materially adversely affect our results of operations in the period in which such charges are recorded, or our cash flow in the period in which any related costs are actually paid.

Our Common Shares will rank junior to the recently issued mandatory convertible preference shares with respect to dividends and amounts payable in the event of our liquidation.

Our common shares will rank junior to the recently issued mandatory convertible preference shares with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means that, unless full cumulative dividends have been paid or set aside for payment on all outstanding mandatory convertible preference shares for all past dividend periods and the then current dividend period, no dividends may be declared or paid on our common shares. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common shares until we have paid to holders of the mandatory convertible preference shares a liquidation preference equal to $50.00 per share plus accrued and unpaid dividends.

Certain provisions in the mandatory convertible preference shares could delay or prevent an otherwise beneficial takeover or takeover attempt of us and, therefore, the ability of holders to exercise their rights associated with a potential fundamental change.

Certain provisions in the recently issued mandatory convertible preference shares could make it more difficult or more expensive for a third party to acquire us. For example, if a fundamental change were to occur on or prior to July 1, 2016, holders of the mandatory convertible preference shares may have the right to convert their mandatory convertible preference shares, in whole or in part, at an increased conversion rate and will also be entitled to receive a fundamental change dividend make-whole amount equal to the present value of all remaining dividend payments on their mandatory convertible preference shares. These features of the mandatory convertible preference shares could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

The amount of our indebtedness could adversely affect our business.

The assumption of approximately $1.07 billion of Longview Timber's outstanding indebtedness in connection with the Acquisition, the anticipated incurrence of $1.1 billion in new borrowings to repay Longview Timber's outstanding indebtedness, as well as the issuance of the mandatory convertible preference shares will increase our annual cash obligations. If we are unable to generate sufficient cash to repay or to refinance our debt as it comes due or to pay cash dividends on our mandatory convertible preference shares, this would have a material adverse effect on our business and the market price of our common shares, our mandatory convertible preference shares and our debt securities. We also have the ability to incur a substantial amount of additional indebtedness, including under our $1.0 billion bank credit facility. As a result, Weyerhaeuser Company and its subsidiaries could, in the future, incur indebtedness and enter into transactions that could negatively affect the market value of our common shares, our mandatory convertible preference shares and our debt securities.

EXHIBITS

2.1
Stock Purchase Agreement, dated as of June 14, 2013, by and among Longview Timber Holdings, Corp., the security holders listed on the signature pages thereto, Weyerhaeuser Columbia Holding Co., LLC and Weyerhaeuser Company (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission June 17, 2013 — Commission File Number 1-04825)

3.1
Articles of Incorporation (incorporated by reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission May 6, 2011 — Commission File Number 1-4825) as amended by Articles of Amendment to Articles of Incorporation of Weyerhaeuser Company (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission June 17, 2013 — Commission File Number 001-04825)

10.1
Employment Agreement, dated June 17, 2013, by and between Weyerhaeuser Company and Doyle R. Simons (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission June 17, 2013 — Commission File Number 1-04825)

10.2	Weyerhaeuser Company Annual Incentive Plan (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-04825)

10.3
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Stock Option Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-04825)

10.4
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Restricted Stock Units Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-04825)

10.5
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Units Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-04825)

10.6
Weyerhaeuser Company 2013 Long Term Incentive Plan (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission February 19, 2013 — Commission File Number 1-04825)

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

WEYERHAEUSER COMPANY
Date:	July 31, 2013

By:	/s/ JERALD W. RICHARDS
Jerald W. Richards
Chief Accounting Officer