Form 10-Q
period 2013-09-30
WEYERHAEUSER CO
filed 2013-11-04
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 25, 2013, 582,755,568 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2013	SEPTEMBER 2012	SEPTEMBER 2013	SEPTEMBER 2012
Net sales	$2,181	$1,772	$6,273	$5,059
Cost of products sold	1,728	1,424	4,925	4,230
Gross margin	453	348	1,348	829
Selling expenses	56	49	161	138
General and administrative expenses	112	107	338	310
Research and development expenses	8	8	23	23
Charges for restructuring, closures and impairments	2	10	12	26
Other operating income, net (Note 14)	(2)	(28)	(30)	(147)
Operating income	277	202	844	479
Interest income and other	21	15	42	38
Interest expense, net of capitalized interest	(95)	(87)	(258)	(260)
Earnings before income taxes	203	130	628	257
Income taxes (Note 15)	(36)	(13)	(119)	(15)
Net earnings	167	117	509	242
Dividends on preference shares	(10)	—	(12)	—
Net earnings attributable to Weyerhaeuser common shareholders	$157	$117	$497	$242
Basic earnings per share attributable to Weyerhaeuser common shareholders (Note 4)	$0.27	$0.22	$0.89	$0.45
Diluted earnings per share attributable to Weyerhaeuser common shareholders (Note 4)	$0.27	$0.22	$0.88	$0.45
Dividends paid per common share	$0.22	$0.15	$0.59	$0.45
Weighted average shares outstanding (in thousands) (Note 4):
Basic	582,828	539,094	560,505	538,146
Diluted	587,179	542,311	565,383	540,694

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	SEPTEMBER 2013	SEPTEMBER 2012
Net earnings attributable to Weyerhaeuser common shareholders	$157	$117	$497	$242
Other comprehensive income (loss):
Foreign currency translation adjustments	18	26	(29)	25
Actuarial losses, net of tax benefit of $15, $10, $64 and $31	31	17	135	65
Prior service credits, net of tax expense of $0, $0, $3 and $49	(4)	(2)	(12)	(108)
Unrealized gains on available-for-sale securities	—	—	1	—
Total other comprehensive income (loss)	45	41	95	(18)
Comprehensive income attributable to Weyerhaeuser common shareholders	$202	$158	$592	$224
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2013	DECEMBER 31, 2012
ASSETS
Forest Products:
Current assets:
Cash and cash equivalents	$898	$893
Receivables, less allowances of $3 and $3	586	474
Receivables for taxes	31	95
Inventories (Note 5)	533	531
Prepaid expenses	114	83
Deferred tax assets	113	65
Restricted financial investments held by variable interest entities (Note 7)	—	184
Total current assets	2,275	2,325
Property and equipment, less accumulated depreciation of $6,311 and $6,350	2,709	2,859
Construction in progress	101	50
Timber and timberlands at cost, less depletion charged to disposals (Note 2)	6,603	3,961
Cash and cash equivalents designated for the purchase of Longview Timber LLC and the repayment of their acquired debt (Notes 2 and 9)	494	—
Investments in and advances to equity affiliates	186	192
Goodwill	42	40
Deferred tax assets	66	189
Other assets	325	358
Restricted financial investments held by variable interest entities (Note 7)	615	615
	13,416	10,589
Real Estate:
Cash and cash equivalents	5	5
Receivables, less discounts and allowances of $3 and $4	77	72
Real estate in process of development and for sale	851	682
Land being processed for development	932	927
Investments in and advances to equity affiliates	20	21
Deferred tax assets	195	202
Other assets	113	94
	2,193	2,003
Total assets	$15,609	$12,592

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
(CONTINUED)

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
LIABILITIES AND EQUITY
Forest Products:
Current liabilities:
Notes payable	$2	$—
Current maturities of long-term debt (Note 10)	—	340
Current maturities of long-term debt (nonrecourse to the company) held by variable interest entities (Note 7)	—	161
Accounts payable	362	329
Accrued liabilities (Note 8)	623	570
Total current liabilities	987	1,400
Long-term debt (Notes 2, 9 and 10)	5,459	3,842
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 7)	511	511
Deferred income taxes	44	—
Deferred pension and other postretirement benefits	1,727	1,930
Other liabilities	438	499
	9,166	8,182
Real Estate:
Long-term debt (Note 10)	109	109
Long-term debt (nonrecourse to the company) held by variable interest entities	5	1
Other liabilities	212	187
	326	297
Commitments and contingencies (Note 11)
Total liabilities	9,492	8,479
Equity:
Weyerhaeuser shareholders’ interest:
Mandatory convertible preference shares, series A: $1.00 par value; authorized 40,000,000 shares; issued and outstanding: 13,800,000 and 0 shares (Note 2)	14	—
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 582,577,811 and 542,392,642 shares (Note 2)	728	678
Other capital (Note 2)	6,420	4,731
Retained earnings	379	219
Cumulative other comprehensive loss (Note 12)	(1,463)	(1,558)
Total Weyerhaeuser shareholders’ interest	6,078	4,070
Noncontrolling interests	39	43
Total equity	6,117	4,113
Total liabilities and equity	$15,609	$12,592
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012
Cash flows from operations:
Net earnings	$509	$242
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	343	338
Deferred income taxes, net	73	69
Pension and other postretirement benefits (Note 6)	79	(39)
Share-based compensation expense	34	28
Charges for impairment of assets	5	19
Net gains on dispositions of assets(1)	(42)	(39)
Foreign exchange transaction (gains) losses (Note 14)	6	(8)
Change in:
Receivables less allowances	(112)	(33)
Receivable for taxes	64	(75)
Inventories	—	(34)
Real estate and land	(179)	(95)
Prepaid expenses	(16)	(18)
Accounts payable and accrued liabilities	45	23
Deposits on land positions and other assets	(11)	11
Pension and postretirement contributions / benefit payments	(104)	(109)
Other	(38)	49
Net cash from operations	656	329
Cash flows from investing activities:
Property and equipment	(151)	(197)
Timberlands reforestation	(28)	(22)
Acquisition of Longview Timber LLC, net of cash acquired (Note 2)	(1,581)	—
Proceeds from sale of assets	15	36
Net proceeds of investments (payments of liabilities) held by special purpose entities (Note 7)	22	(97)
Other	5	(1)
Cash from investing activities	(1,718)	(281)
Cash flows from financing activities:
Net proceeds from issuance of common shares (Note 2)	897	—
Net proceeds from issuance of preference shares (Note 2)	669	—
Net proceeds from issuance of debt(2) (Note 9)	494	—
Cash dividends on common shares	(330)	(242)
Change in book overdrafts	8	(32)
Payments on debt	(340)	(187)
Exercises of stock options	141	73
Other	22	(5)
Cash from financing activities	1,561	(393)
Net change in cash and cash equivalents	499	(345)
Cash and cash equivalents at beginning of period	898	953
Cash and cash equivalents at end of period	$1,397	$608
Cash paid (received) during the period for:
Interest, net of amount capitalized of $15 and $16	$275	$290
Income taxes	$(4)	$(14)
Noncash investing and financing activity: Acquisition of Longview Timber LLC, debt assumed (Note 2)	$1,070	$—

(1)	Includes gains on timberland exchanges.

(2)
During third quarter 2013, we received $494 million in cash related to the issuance of debt related to the acquisition of Longview Timber LLC. We have recorded this cash as "Cash and cash equivalents designated for the purchase of Longview Timber LLC and the repayment of their acquired debt " on our Consolidated Balance Sheet. See Note 2: Longview Timber Purchase.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

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

RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2013 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. Our reclassifications record our variable interest entities assets and liabilities into their respective line items on our Consolidated Balance Sheet.

NOTE 2: LONGVIEW TIMBER PURCHASE
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. Longview Timber is a privately-held Delaware limited liability company engaged in the ownership and management of approximately 645,000 acres of timberlands primarily in Oregon and Washington. We believe Longview Timber has productive lands with favorable age class distribution that will provide us with optionality for harvest. Earnings, assets and liabilities from this business are reported as part of the Timberlands segment beginning in third quarter 2013.
Summarized unaudited pro forma information that presents combined amounts as if this acquisition occurred at the beginning of 2012, is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2013	SEPTEMBER 2012	SEPTEMBER 2013	SEPTEMBER 2012
Net sales	$2,191	$1,813	$6,390	$5,192
Net earnings attributable to Weyerhaeuser common shareholders	$153	$104	$514	$214
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.26	$0.18	$0.88	$0.37

The following table summarizes the estimated fair values of identifiable assets acquired and liabilities assumed as of the acquisition date.

DOLLAR AMOUNTS IN MILLIONS	JULY 23, 2013
Current assets	$46
Property and equipment	39
Timber and timberlands	2,654
Other assets	2
Total assets acquired	2,741
Current liabilities	10
Long-term debt	1,122
Other liabilities	5
Total liabilities assumed	1,137
Net assets acquired	$1,604
The initial allocations of purchase price are recorded at the estimated fair value of assets acquired and liabilities assumed based upon the best information available to management. We are currently in the process of finalizing our valuations related to timberlands, certain pieces of property and their associated contracts. Our valuations will be finalized when certain information arranged to be obtained has been received and our review of that information has been completed.
In order to finance our purchase of Longview Timber, we issued the following:

•	29 million common shares on June 24, 2013, at the price of $27.75 per share for net proceeds of $781 million;

•	4.4 million common shares on July 8, 2013, at the price of $27.75 per share for net proceeds of $116 million, in connection with the exercise of an overallotment option; and

•
13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 24, 2013, for net proceeds of $669 million. Dividends will be payable on a cumulative basis when, as and if declared by our Board of Directors, at an annual rate of 6.375 percent on the liquidation preference. We may pay declared dividends in cash or, subject to certain limitations, in common shares or by delivery of any combination of cash and common shares on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2013, through, and including, July 1, 2016. These shares will automatically convert on July 1, 2016 into between 1.5015 and 1.8018 of our common shares, subject to anti-dilution adjustments. At any time prior to that date, holders may elect to convert each share into common shares at the minimum conversion rate of 1.5015 common shares, subject to anti-dilution adjustments.
For issuances of shares, excess of par value is recorded in "Other capital" in our Consolidated Balance Sheet.
Proceeds were used to finance the acquisition and pay related fees and expenses. We paid $11 million in fees related to a bridge loan in second quarter 2013. As of the close of the Longview Timber purchase, we did not use the loan and these fees were expensed in third quarter 2013, which is recorded in "Interest expense" in our Consolidated Statement of Operations.
We obtained additional debt financing in third and fourth quarter 2013 which was used to repay all of the assumed debt in fourth quarter 2013. See Note 9: Long-term Debt and Lines of Credit.

NOTE 3: BUSINESS SEGMENTS
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

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	SEPTEMBER 2013	SEPTEMBER 2012
Sales to unaffiliated customers:
Timberlands	$353	$267	$979	$779
Wood Products	1,030	816	3,083	2,226
Cellulose Fibers	474	459	1,424	1,391
Real Estate	324	230	787	663
	2,181	1,772	6,273	5,059
Intersegment sales:
Timberlands	194	162	584	498
Wood Products	19	18	55	58
	213	180	639	556
Total sales	2,394	1,952	6,912	5,615
Intersegment eliminations	(213)	(180)	(639)	(556)
Total	$2,181	$1,772	$6,273	$5,059
Net contribution to earnings:
Timberlands	$118	$80	$336	$227
Wood Products	79	59	393	82
Cellulose Fibers	47	78	135	162
Real Estate	33	17	47	24
	277	234	911	495
Unallocated Items(1)	21	(17)	(25)	22
Net contribution to earnings	298	217	886	517
Interest expense, net of capitalized interest	(95)	(87)	(258)	(260)
Income before income taxes	203	130	628	257
Income taxes	(36)	(13)	(119)	(15)
Net earnings	167	117	509	242
Dividends on preference shares	(10)	—	(12)	—
Net earnings attributable to Weyerhaeuser common shareholders	$157	$117	$497	$242

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 4: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.27 during third quarter and $0.89 during year-to-date 2013 and

•	$0.22 during third quarter and $0.45 during year-to-date 2012.
Our diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.27 during third quarter and $0.88 during year-to-date 2013 and

•	$0.22 during third quarter and $0.45 during year-to-date 2012.

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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter and year-to-date periods ended September 30, 2013. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.
We issued 13.8 million 6.375 percent Mandatory Convertible Preference Shares, Series A on June 24, 2013. We do not include these shares in our calculation of diluted earnings per share because they are antidilutive. See Note 2: Longview Timber Purchase.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2013	SEPTEMBER 2012	SEPTEMBER 2013	SEPTEMBER 2012
Stock options	4,955	6,644	4,955	6,644
Performance share units	—	516	—	516
Preference shares	24,865	—	24,865	—

NOTE 5: INVENTORIES
Forest Products inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2013	DECEMBER 31, 2012
LIFO Inventories:
Logs and chips	$14	$17
Lumber, plywood and panels	43	46
Pulp and paperboard	93	121
Other products	11	8
FIFO or moving average cost inventories:
Logs and chips	24	28
Lumber, plywood, panels and engineered lumber	77	66
Pulp and paperboard	32	19
Other products	91	87
Materials and supplies	148	139
Total	$533	$531

The LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO - the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been $109 million and $112 million higher as of September 30, 2013 and December 31, 2012, respectively.

NOTE 6: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	SEPTEMBER 2013	SEPTEMBER 2012
Service cost	$16	$13	$48	$39
Interest cost	61	65	183	196
Expected return on plan assets	(109)	(106)	(329)	(316)
Amortization of actuarial loss	55	44	166	131
Amortization of prior service cost	2	2	5	6
Total net periodic benefit cost	$25	$18	$73	$56

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	SEPTEMBER 2013	SEPTEMBER 2012
Service cost	$—	$—	$1	$1
Interest cost	3	4	9	11
Amortization of actuarial loss	4	3	11	10
Amortization of prior service credit	(5)	(6)	(17)	(121)
Other	—	—	2	4
Total net periodic benefit cost (credit)	$2	$1	$6	$(95)

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

NOTE 7: VARIABLE INTEREST ENTITIES
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

NOTE 8: ACCRUED LIABILITIES
Forest Products accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Wages, salaries and severance pay	$159	$139
Pension and postretirement	57	58
Vacation pay	48	46
Income taxes	7	—
Taxes – Social Security and real and personal property	42	27
Interest	80	99
Customer rebates and volume discounts	48	44
Deferred income	65	60
Other	117	97
Total	$623	$570

NOTE 9: LONG-TERM DEBT AND LINES OF CREDIT
This note provides details about our:

•	long-term debt,

•	term loan credit facility,

•	repayment of Longview Timber debt,

•	revolving credit facility, and

•	debt covenants.

Long-term debt
During September 2013, we issued notes totaling $500 million. The notes are unsecured and unsubordinated senior obligations bearing an interest rate of 4.625 percent due September 15, 2023. The net proceeds after deducting the discount, underwriting fees and issuance costs were $494 million and are included in "Cash and cash equivalents designated for the purchase of Longview Timber LLC and the repayment of their acquired debt" in our Consolidated Balance Sheet.

Term loan credit facility
During September 2013, we entered into a $550 million 7-year senior unsecured term loan credit facility maturing in September 2020. We had no borrowings under this facility at the end of the quarter. Subsequent to quarter end, we borrowed $550 million under this facility. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks.

Repayment of Longview Timber debt
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber and related fees, expenses and premiums using the proceeds from the notes issued in third quarter 2013 and the borrowings from our term loan credit facility borrowed in fourth quarter 2013. A pretax charge of $25 million will also be included in our net interest expense in fourth quarter 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. See Note 2: Longview Timber Purchase.

Revolving credit facility
During September 2013, we entered into a new $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. This replaces a $1 billion revolving credit facility that was set to expire June 2015. Conditions of the line of credit include the following:

•	The entire amount is available to Weyerhaeuser Company.

•	$50 million of the amount is available to Weyerhaeuser Real Estate Company (WRECO).

•	Neither of the entities is a guarantor of the borrowing of the other.
Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facilities in year-to-date 2013 or 2012.

Debt Covenants
As of September 30, 2013 Weyerhaeuser Company and WRECO were in compliance with all debt covenants. There have been no significant changes during year-to-date 2013 to our debt covenants presented in our 2012 Annual Report on Form 10-K.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2013		DECEMBER 31, 2012
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities):
Forest Products	$5,459	$6,286	$4,182	$4,994
Real Estate	$109	$110	$109	$112
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
The inputs to the valuations are based on market data obtained from independent sources or information derived principally from observable market data.
The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.
Forest Products long-term debt increased primarily due to the assumption and issuance of debt related to the acquisition of Longview Timber. See Note: 2 Longview Timber Purchase and Note 9: Long-term Debt and Lines of Credit.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS
We believe that our other financial instruments, including cash and cash equivalents, short-term investments, receivables, and payables, have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to:

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

2011 Claim
On April 25, 2011, a complaint was filed in the United States District Court for the Western District of Washington on behalf of a person alleged to be a participant in the company’s U.S. Retirement Plan for salaried employees. The complaint alleges violations of the Employee Retirement Security Act (ERISA) with respect to the management of the plan’s assets and seeks certification as a class action. On August 23, 2013, the Court dismissed the claim for money damages, but the claim for injunctive relief remains active. The company believes that its pension plans have been consistently managed in full compliance with established fiduciary standards and is vigorously contesting the claim.

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
As of September 30, 2013, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $30 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2012.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close, cap and monitor landfills. As of September 30, 2013, our total accruals for these obligations was $56 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2012.
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

NOTE 12: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2012	$413	$(1,942)	$(23)	$(137)	$127	$4	$(1,558)
Other comprehensive income (loss) before reclassifications	(29)	21	—	1	(3)	1	(9)
Income taxes	—	(5)	—	—	—	—	(5)
Net other comprehensive income (loss) before reclassifications	(29)	16	—	1	(3)	1	(14)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	166	5	11	(17)	—	165
Income taxes	—	(55)	(2)	(4)	5	—	(56)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	111	3	7	(12)	—	109
Total other comprehensive income (loss)	(29)	127	3	8	(15)	1	95
Ending balance as of September 30, 2013	$384	$(1,815)	$(20)	$(129)	$112	$5	$(1,463)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 6: Pension and Other Postretirement Benefit Plans.

NOTE 13: SHARE-BASED COMPENSATION
In year-to-date 2013, we granted 1,986,934 stock options, 728,853 restricted stock units and 388,394 performance share units. In addition, 447,961 outstanding restricted stock units and 157,386 outstanding performance share units vested during year-to-date 2013. A total of 6,783,669 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.
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

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 30, 2013.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of September 30, 2013

SEPTEMBER 30, 2013
Expected volatility	27.03%
Expected dividends	3.08%
Expected term (in years)	1.41
Risk-free rate	0.21%
Weighted average fair value	$6.94
There were no stock appreciation rights granted in year-to-date 2013.

NOTE 14: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	SEPTEMBER 2013	SEPTEMBER 2012
Gain on postretirement plan amendment (Note 6)	$—	$—	$—	$(103)
Gain on disposition of assets	(1)	(3)	(14)	(11)
Foreign exchange (gains) losses, net	(2)	(10)	6	(8)
Land management income	(7)	(7)	(20)	(19)
Other, net	8	(8)	(2)	(6)
Total other operating income, net	$(2)	$(28)	$(30)	$(147)
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
The 2013 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2013 estimated annual effective tax rate for our TRS is 31.2 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings.
During third quarter 2012, as a result of reaching agreements with taxing authorities, we reduced our unrecognized tax benefits and recognized a tax provision reduction of $7 million.
There were no significant discrete items excluded from the calculation of our effective income tax rate for 2013. 2012 items include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 6	$(18)
State income tax settlements	$8
Second Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 6	$(18)
Income tax settlements	$(3)
Third Quarter 2012:
Income tax settlements	$7

It is reasonably possible that up to $160 million in unrecognized tax benefits, primarily related to alternative fuel mixture credits, may be recognized within the next 12 months when tax examinations are expected to be completed.

NOTE 16: SUBSEQUENT EVENT
On June 16, 2013, we announced that our Board of Directors authorized the exploration of strategic alternatives with respect to Weyerhaeuser Real Estate Company (WRECO), our homebuilding and real estate development business. The Board indicated that it intended to consider a broad range of alternatives including, but not limited to, continuing to operate WRECO, or a merger, sale or spin-off of the business.
On November 4, 2013, we announced that we had entered into a transaction agreement dated as of November 3, 2013 with TRI Pointe Homes, Inc. (TRI Pointe). Pursuant to the transaction agreement, WRECO will be divested through a Reverse Morris Trust transaction and ultimately become a wholly owned subsidiary of TRI Pointe.
We intend to exclude certain assets of our real estate business from the transaction. The most significant of these entails a large master planned community located north of Las Vegas, Nevada with a current book value of approximately $360 million. Development of this property has been delayed pending further market recovery. Assuming we retain this asset, our strategy for development will likely vary significantly from the development plan under current WRECO ownership and could result in a substantial impairment to its book value in fourth quarter 2013 or prior to closing of the transaction.

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

STATEMENTS
We make forward-looking statements in this report, including with respect to estimated tax rates, future dividends, future pretax charges, expected results of litigation and the sufficiency of litigation reserves, anticipated effects of regulatory rulemaking, our expected capital expenditures for 2013, our expectations relating to pension contributions and benefit payments, and recognition of certain tax benefits in the future. Such forward-looking statements also include statements regarding the proposed transaction with TRI Pointe relating to our homebuilding and real estate development business, the anticipated timing and benefits of such transaction, assets that may be excluded from such transaction and any potential impairments relating thereto, and tax implications relating to such transaction.
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

•
our and TRI Pointe's ability to complete the transaction relating to our homebuilding and real estate development business, as described above, on the anticipated terms and schedule, including the ability to obtain shareholder and regulatory approvals and the anticipated tax treatment of the transactions and related transactions; and

•	other factors described under “Risk Factors” in our Form 10-Q for the period ended June 30, 2013 and in our annual report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia – particularly Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and Canadian dollar and the relative value of the euro to the yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended September 30, 2013, compared to the quarter and year-to-date periods ended September 30, 2012.

CONSOLIDATED RESULTS
How We Did in Third Quarter and Year-to Date 2013
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters and year-to-date periods ended September 30, 2013 and 2012:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Net sales	$2,181	$1,772	$409	$6,273	$5,059	$1,214
Operating income	$277	$202	$75	$844	$479	$365
Net earnings attributable to Weyerhaeuser common shareholders	$157	$117	$40	$497	$242	$255
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.27	$0.22	$0.05	$0.89	$0.45	$0.44
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.27	$0.22	$0.05	$0.88	$0.45	$0.43

Comparing Third Quarter 2013 with Third Quarter 2012
Net sales
Net sales increased $409 million – 23 percent – primarily due to the following:

•	Wood Products segment sales increased $214 million, primarily due to higher sales realizations and higher sales volumes across most major product lines.

•	Real Estate segment sales increased $94 million, primarily due to increased home closings and improved average prices for homes closed.

•	Timberlands segment sales increased $86 million, primarily due to higher export and domestic log prices, increased sales volume and the purchase of Longview Timber.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $40 million – 34 percent – primarily from a $91 million increase in gross margin in our Wood Products, Timberlands and Real Estate segments. Our Wood Products and Timberlands segment increases were primarily due to higher sales realizations and sales volumes. Increased gross margin in our Real Estate segment was primarily due to increased single-family home closings.

This was partially offset by:

•	a $27 million decrease in gross margin in our Cellulose Fibers segment, primarily due to lower sales realizations and higher manufacturing and maintenance related costs; and

•	a $23 million increase in income taxes primarily due to higher income in our TRS in 2013 compared to 2012.

Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales
Net sales increased $1,214 million – 24 percent – primarily due to the following:

•	Wood Products segment sales increased $857 million, primarily due to higher sales realizations and higher sales volumes across all major product lines.

•	Timberlands segment sales increased $200 million, primarily due to higher export and domestic log prices, increased sales volume and the purchase of Longview Timber.

•	Real Estate segment sales increased $124 million primarily due to increased home closings and improved average prices for homes closed.

•	Cellulose Fibers segment sales increased $33 million primarily due to increased sales volumes.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $255 million primarily from a $490 million increase in gross margin in our Wood Products, Timberlands and Real Estate segments. Our Wood Products and Timberlands segment increases were primarily due to higher sales realizations and sales volumes. Increased gross margin in our Real Estate segment was primarily due to increased single-family home closings.
This was partially offset by:

•	a $104 million increase in income taxes, primarily due to higher income in our TRS in 2013 compared to 2012; and

•	a $103 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment.

TIMBERLANDS
How We Did Third Quarter and Year-to Date 2013
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Net sales to unaffiliated customers:
Logs:
West	$213	$132	$81	$598	$408	$190
South	66	60	6	192	166	26
Canada	6	5	1	15	14	1
Subtotal logs sales	285	197	88	805	588	217
Pay as cut timber sales	2	3	(1)	7	9	(2)
Chip sales	2	4	(2)	7	14	(7)
Timberlands exchanges(1)	28	24	4	44	39	5
Higher and better-use land sales(1)	2	4	(2)	10	13	(3)
Minerals, oil and gas	9	8	1	26	22	4
Products from international operations(2)	24	26	(2)	68	80	(12)
Other products	1	1	—	12	14	(2)
Subtotal net sales to unaffiliated customers	353	267	86	979	779	200
Intersegment sales:
United States	130	103	27	380	330	50
Other	64	59	5	204	168	36
Subtotal intersegment sales	194	162	32	584	498	86
Total sales	$547	$429	$118	$1,563	$1,277	$286
Net contribution to earnings	$118	$80	$38	$336	$227	$109

(1)	Significant dispositions of higher and better use timberland and some non-strategic timberlands are made through Forest Products subsidiaries.

(2)	Products include logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for cash and assumed debt. The sales and net contribution to earnings of our acquired entity from the acquisition date to the end of the quarter are included in the West results of our Timberlands segment. Longview Timber was and continues to be a supplier to our Wood Products segment and those sales are shown in intersegment sales.

Comparing Third Quarter 2013 with Third Quarter 2012
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $86 million – 32 percent – primarily from the following:

•
Western log sales increased $81 million due to higher export and domestic log prices and a 38 percent increase in sales volume as a result of increased export and domestic demand and the purchase of Longview Timber; and

•	Southern log sales increased $6 million due to higher log prices and a 6 percent increase in sales volumes as the result of increased harvest levels in response to increased third party demand.

Intersegment sales
Intersegment sales increased $32 million – 20 percent – primarily from:

•	a $27 million increase, primarily due to higher log prices in our legacy Western timberlands and the South and the purchase of Longview Timber; and

•	a $5 million increase due to higher log prices and increased sales volumes in Canada.
Net contribution to earnings
Net contribution to earnings increased $38 million – 48 percent – primarily from:

•	a $33 million increase due to higher log prices in our legacy Western timberlands and the South,

•	a $16 million increase due to the purchase of Longview Timber and

•	a $12 million increase due to higher sales volumes and demand for export and domestic logs in our legacy Western timberlands. Harvest levels increased 29 percent in our legacy Western timberlands.
The above items were partially offset by a $20 million increase in operating costs in our legacy Western timberlands primarily due to a higher mix of higher cost logs from internal and outside purchases.

Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $200 million – 26 percent – primarily from the following:

•
Western log sales increased $190 million due to higher export and domestic log prices and a 27 percent increase in sales volume as a result of increased export and domestic demand and the purchase of Longview Timber; and

•	Southern log sales increased $26 million due to higher log prices and a 10 percent increase in sales volume as the result of increased harvest levels in response to increased third party demand.
These increases were partially offset by a $12 million decrease in sales from our International operations, due to no longer selling products purchased for resale.
Intersegment sales
Intersegment sales increased $86 million – 17 percent – primarily from:

•
a $50 million increase, primarily due to higher log prices in our legacy Western timberlands and the South, increased sales volume in our legacy Western timberlands and the purchase of Longview Timber; and

•	a $36 million increase due to higher log prices and total increased sales volume in Canada.
Net contribution to earnings
Net contribution to earnings increased $109 million – 48 percent – primarily from:

•	a $92 million increase due to higher log prices in our legacy Western timberlands and the South;

•	a $39 million increase due to higher sales volumes and demand for export and domestic logs in our legacy Western timberlands. Harvest levels increased 18 percent in our legacy Western timberlands; and

•	a $16 million increase due to the purchase of Longview Timber.
These increases were partially offset by a $36 million increase in operating costs in our legacy Western timberlands primarily due to a higher mix of higher cost logs from internal and outside purchases.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Third party log sales – cubic meters:
West	2,037	1,480	557	5,523	4,339	1,184
South	1,514	1,430	84	4,420	4,012	408
Canada	141	133	8	383	392	(9)
International	100	99	1	245	259	(14)
Total	3,792	3,142	650	10,571	9,002	1,569
Fee harvest volumes – cubic meters:
West	2,305	1,784	521	6,221	5,294	927
South	2,928	2,809	119	8,589	8,311	278
International	415	198	217	779	531	248
Total	5,648	4,791	857	15,589	14,136	1,453

WOOD PRODUCTS
How We Did Third Quarter and Year-to Date 2013
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Net sales:
Structural lumber	$480	$363	$117	$1,433	$1,024	$409
Engineered solid section	97	76	21	263	211	52
Engineered I-joists	68	53	15	184	143	41
Oriented strand board	188	169	19	648	418	230
Softwood plywood	38	34	4	115	83	32
Other products produced	42	41	1	129	127	2
Complementary products purchased for resale	117	80	37	311	220	91
Total	$1,030	$816	$214	$3,083	$2,226	$857
Net contribution to earnings	$79	$59	$20	$393	$82	$311
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

Comparing Third Quarter 2013 with Third Quarter 2012
Net sales
Net sales increased $214 million – 26 percent – primarily from the following:

•	Structural lumber shipment volumes increased 17 percent and average sales realizations increased 13 percent.

•	OSB shipment volumes increased 21 percent.

•	Engineered solid section shipment volumes increased 17 percent and average sales realizations increased 9 percent.

•	Engineered I-joists shipment volumes increased 12 percent and average sales realizations increased 14 percent.

•	Complementary products purchased for resale increased 46 percent.
These items were partially offset by a decrease of 8 percent in OSB average sales realizations.
Net contribution to earnings
Net contribution to earnings increased $20 million – 34 percent – primarily from:

•	a $61 million increase due to higher sales realizations in structural lumber, engineered solid section, engineered I-joists, and softwood plywood; and

•	a $28 million increase in sales volumes across all major products.
These increases were partially offset by:

•	a $16 million decrease in OSB sales realizations;

•	a $16 million increase in freight expense due to higher shipment volumes;

•	a $15 million increase in log cost due to continued strong lumber demand and increasing log prices;

•	an $8 million increase in selling, general and administrative costs; and

•	a $6 million increase in manufacturing costs due to higher raw material, maintenance and labor costs.
Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales
Net sales increased $857 million – 38 percent – primarily from the following:

•	Structural lumber shipment volumes increased 12 percent and average sales realizations increased 25 percent.

•	OSB shipment volumes increased 14 percent and average sales realizations increased 36 percent.

•	Engineered solid section shipment volumes increased 17 percent and average sales realizations increased 6 percent.

•	Engineered I-joists shipment volumes increased 17 percent and average sales realizations increased 9 percent.

•	Softwood plywood shipment volumes increased 27 percent and average sales realizations increased 9 percent.

•	Complementary products purchased for resale increased 41 percent.

Net contribution to earnings
Net contribution to earnings increased $311 million primarily from:

•	a $435 million increase, primarily due to higher sales realizations across all major products;

•	a $46 million increase in sales volumes across all major products; and

•	a $14 million increase in profit margins in our distribution business.
These increases were partially offset by:

•	a $69 million increase in log cost due to continued strong lumber demand and increasing log prices;

•	a $43 million increase in manufacturing costs due to higher raw material, maintenance and labor costs;

•	a $42 million increase in freight expense due to higher shipment volumes; and

•	a $30 million increase in selling, general and administrative costs.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Structural lumber – board feet	1,189	1,013	176	3,370	3,006	364
Engineered solid section – cubic feet	4.9	4.2	0.7	13.7	11.7	2.0
Engineered I-joists – lineal feet	48	43	5	135	115	20
Oriented strand board – square feet (3/8”)	762	630	132	2,094	1,838	256
Softwood plywood – square feet (3/8”)	108	95	13	315	249	66
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Structural lumber – board feet:
Production	1,040	945	95	3,114	2,907	207
Outside purchase	92	69	23	271	148	123
Total	1,132	1,014	118	3,385	3,055	330
Engineered solid section – cubic feet:
Production	4.6	4.3	0.3	13.8	11.8	2.0
Outside purchase	0.3	0.4	(0.1)	1.6	1.6	—
Total	4.9	4.7	0.2	15.4	13.4	2.0
Engineered I-joists – lineal feet:
Production	44	39	5	130	110	20
Outside purchase	2	3	(1)	6	7	(1)
Total	46	42	4	136	117	19
Oriented strand board – square feet (3/8”):
Production	725	642	83	2,050	1,869	181
Outside purchase	49	60	(11)	173	140	33
Total	774	702	72	2,223	2,009	214
Softwood plywood – square feet (3/8”):
Production	62	54	8	186	155	31
Outside purchase	40	39	1	115	93	22
Total	102	93	9	301	248	53

CELLULOSE FIBERS
How We Did in Third Quarter and Year-to Date 2013
Here is a comparison of net sales and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Net sales:
Pulp	$371	$354	$17	$1,111	$1,069	$42
Liquid packaging board	83	84	(1)	254	257	(3)
Other products	20	21	(1)	59	65	(6)
Total	$474	$459	$15	$1,424	$1,391	$33
Net contribution to earnings	$47	$78	$(31)	$135	$162	$(27)

Comparing Third Quarter 2013 with Third Quarter 2012
Net sales
Net sales increased $15 million – 3 percent – primarily due to increased sales volumes of 7 percent for pulp, which was partially offset by decreased sales realizations of $13 per ton – 2 percent.
Net contribution to earnings
Net contribution to earnings decreased $31 million – 40 percent – primarily due to:

•	a $14 million decrease in earnings, primarily due to decreased production and higher maintenance and contractor service costs, as third quarter 2013 had more maintenance outages;

•	a $7 million increase in fiber and chemical costs;

•	a $6 million decrease in pulp sales realizations; and

•	a $6 million decrease in liquid packaging board sales realizations.

Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales
Net sales increased $33 million – 2 percent – primarily due to increased sales volumes of 6 percent for pulp, which was partially offset by decreased sales realizations of $19 per ton – 2 percent.
Net contribution to earnings
Net contribution to earnings decreased $27 million – 17 percent – primarily due to:

•	a $26 million decrease in pulp sales realizations;

•	a $22 million decrease in liquid packaging sales realizations; and

•	a $13 million increase in other operating costs, including increased depreciation from the start up of our Poland facility in December 2012.
These decreases were partially offset by:

•	an $18 million increase in earnings, primarily due to increased production and lower maintenance and contractor service costs, as 2013 had fewer maintenance outages; and

•	a $16 million decrease in chemical and energy costs.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Pulp – air-dry metric tons	460	432	28	1,389	1,306	83
Liquid packaging board – tons	76	74	2	235	220	15

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Pulp – air-dry metric tons	457	453	4	1,365	1,308	57
Liquid packaging board – tons	67	77	(10)	222	220	2

REAL ESTATE
How We Did Third Quarter and Year-to Date 2013
Here is a comparison of net sales and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2013 and 2012:

NET SALES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Net sales:
Single-family housing	$305	$229	$76	$745	$550	$195
Land	18	1	17	39	109	(70)
Other	1	—	1	3	4	(1)
Total	$324	$230	$94	$787	$663	$124
Net contribution to earnings	$33	$17	$16	$47	$24	$23

Here is a comparison of key statistics related to our single-family operations for the quarters and year-to-date periods ended September 30, 2013 and 2012:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Homes sold	765	637	128	2,528	2,098	430
Homes closed	768	615	153	1,867	1,472	395
Homes sold but not closed (backlog)	1,435	1,055	380	1,435	1,055	380
Cancellation rate	15.7%	18.3%	(2.6)%	14.2%	14.6%	(0.4)%
Traffic	16,370	17,894	(1,524)	54,214	49,843	4,371
Average price of homes closed (in thousands)	$397	$372	$25	$399	$374	$25
Single-family gross margin(1)	22.3%	23.3%	(1.0)%	21.4%	20.5%	0.9%
(1) Single-family gross margin equals revenue less cost of sales and period costs.

On June 16, 2013, we announced that our Board of Directors authorized the exploration of strategic alternatives with respect to Weyerhaeuser Real Estate Company (WRECO), our homebuilding and real estate development business. The Board indicated that it intended to consider a broad range of alternatives including, but not limited to, continuing to operate WRECO, or a merger, sale or spin-off of the business. On November 4, 2013, we announced that we had entered into a transaction agreement dated as of November 3, 2013 with TRI Pointe Homes, Inc. (TRI Pointe). Pursuant to the transaction agreement, WRECO will be divested through a Reverse Morris Trust transaction and ultimately become a wholly owned subsidiary of TRI Pointe. More information on this transaction can be found in Note 16: Subsequent Event and on our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2013.

Comparing Third Quarter 2013 with Third Quarter 2012
Net sales
Net sales increased $94 million – 41 percent – primarily due to:

•
Single-family housing revenues increased $76 million. Home closing increased 25 percent from 615 in 2012 to 768 in 2013, with increased closings in most markets. The average price of homes closed increased 7 percent from $372,000 in 2012 to $397,000 in 2013. On a same store basis, prices have increased across all markets. Our average price on closings also increased regionally, except for California, where a change in the mix of open communities and the distribution of closings across our California markets resulted in a lower average price for the current quarter compared to one year ago.

•	Revenues from land and lot sales increased $17 million. Land and lot sales are a routine part of our land development business but they do not occur evenly from period to period.
Net contribution to earnings
Net contribution to earnings increased $16 million, primarily due to:

•
A $12 million increase in earnings from single-family home sales. Partially offsetting the benefit of higher closing volume and higher average prices was a decline in the average single-family gross margin to 22.3 percent in the current quarter compared to 23.3 percent in the prior year quarter, due to changes in mix. Changes in mix reflect changes in product lines (entry-level homes versus move-up products), changes in specific communities that are open from period to period, and changes in geographic markets where the closing occur.

•	Earnings from land and lot sales increased $9 million.
These improvements were partially offset by an $8 million increase in selling, general and administrative expenses, including volume-related increases in selling costs and additional costs associated with new community openings.

Comparing Year-to-Date 2013 with Year-to-Date 2012
Net sales
Net sales increased $124 million – 19 percent – primarily due to an increase of $195 million in revenue from single-family home sales. Home closings increased 27 percent from 1,472 in 2012 to 1,867 in 2013. The average price of homes closed increased 7 percent from $374,000 in 2012 to $399,000 in 2013. On a same store basis, prices have increased across all markets. Our average price on closings also increased regionally, except for California, where a change in the mix of open communities and the distribution of closings across our California markets resulted in a lower average price for 2013 compared to 2012.
This was partially offset by a decrease of $70 million in revenue from land and lot sales. 2012 included the sale of a 3,200-acre master planned community in Houston, Texas. The 2013 land and lot sales were primarily residential lot sales and an acreage sale related to a school site.
Net contribution to earnings
Net contribution to earnings increased $23 million, primarily due to a $44 million increase in earnings from single-family home sales. In addition to the higher volume and higher average revenues, single-family gross margins improved to 21.4 percent in 2013 compared to 20.5 percent in 2012, reflecting changes in mix.
This improvement was partially offset by a $20 million increase in selling, general and administrative expenses, including volume-related increases in selling costs, additional costs associated with new community openings, higher employee-related costs associated with improved operating performance, and increased corporate allocations.

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012	SEPTEMBER 2013	SEPTEMBER 2012	2013 VS. 2012
Unallocated corporate function expense	$(2)	$(5)	$3	$(8)	$(14)	$6
Unallocated share-based compensation	(1)	(7)	6	(3)	(13)	10
Unallocated pension and postretirement costs	(11)	(7)	(4)	(31)	(21)	(10)
Foreign exchange gains (losses)	2	11	(9)	(6)	9	(15)
Elimination of intersegment profit in inventory and LIFO	25	(10)	35	9	(24)	33
Other	(10)	(9)	(1)	(23)	56	(79)
Operating income (loss)	3	(27)	30	(62)	(7)	(55)
Interest income and other	18	10	8	37	29	8
Net contribution to earnings	$21	$(17)	$38	$(25)	$22	$(47)
Unallocated Items included recognized gains of $103 million during first half 2012 related to a previously announced postretirement plan amendment. In third quarter 2013, we sold part of our investment in Liaison Technologies Inc. and recognized an $10 million pretax gain, which is recorded in "Interest income and other" in our Consolidated Statement of Operations.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$95 million during third quarter 2013 and $258 million during year-to-date 2013 and

•	$87 million during third quarter 2012 and $260 million during year-to-date 2012.
Interest expense includes $11 million in fees related to a bridge loan we did not use in the acquisition of Longview Timber that was expensed in third quarter 2013. Excluding this item, interest expense is lower due to a lower level of average debt during the year.
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber. We recognized a pretax charge of $25 million that will be included in our net interest expense in fourth quarter 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. See Note 2: Longview Timber Purchase.

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
The 2013 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2013 estimated annual effective tax rate for our TRS is 31.2 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings.

During third quarter 2012, as a result of reaching agreements with taxing authorities, we reduced our unrecognized tax benefits and recognized a tax provision reduction of $7 million.
There were no significant discrete items excluded from the calculation of our effective income tax rate for 2013. 2012 items include:

DOLLAR AMOUNTS IN MILLIONS
First Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 6	$(18)
State income tax settlements	$8
Second Quarter 2012:
Income taxes on postretirement plan amendment discussed in Note 6	$(18)
Income tax settlements	$(3)
Third Quarter 2012:
Income tax settlements	$7

It is reasonably possible that up to $160 million in unrecognized tax benefits, primarily related to alternative fuel mixture credits, may be recognized within the next 12 months when tax examinations are expected to be completed.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound and conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.
Two important elements of our policy governing capital structure include:

•	viewing the capital structure of Forest Products separately from that of Real Estate given the very different nature of their assets and business activity and

•	minimizing liquidity risk by managing timing of debt maturities.
The amount of debt and equity for Forest Products and Real Estate will reflect the following:

•	basic earnings capacity and

•	liquidity characteristics of their respective assets.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$656 million in 2013 and

•	$329 million in 2012.
Comparing 2013 with 2012
Net cash from operations increased $327 million in 2013 as compared with 2012, primarily due to a $1,135 million increase in cash received from customers partially offset by a $817 million increase in cash paid to employees, suppliers and others as sales and production increased in our Wood Products, Timberlands and Real Estate segments. Receivables, primarily in our Wood Products segment, increased significantly in 2013 compared to 2012 as sales increased.

Expected Pension Contributions and Benefit Payments
We expect to make approximately $79 million of required contributions to our Canadian registered and nonregistered pension plans in 2013. The decrease in the expectation was the result of the company electing to apply for Alberta Funding Relief effective December 31, 2012, for the plans registered in that province.
We also expect that in 2013 we will:

•	make benefit payments of $19 million on behalf of our U.S. nonqualified pension plans and

•	make benefit payments of $37 million on behalf of our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2013.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash used by investing activities was:

•	$1,718 million in 2013 and

•	$281 million in 2012.

Longview Timber Purchase
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. More information can be found in Note 2: Longview Timber Purchase and the "Cash from financing activities" section below.
Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2013	SEPTEMBER 2012
Timberlands	$52	$44
Wood Products	52	37
Cellulose Fibers	62	134
Real Estate	9	2
Unallocated Items	4	2
Total	$179	$219
We anticipate that our net capital expenditures for 2013 – excluding acquisitions – to approximate $300 million.
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
Equity Affiliates
In third quarter 2013, we sold part of our investment in Liaison Technologies Inc. and received $10 million in cash, which is recorded in "Other" in the "Cash flows from investing activities" in our Consolidated Statement of Cash Flows.

CASH FROM FINANCING ACTIVITIES
Consolidated net cash provided by (used in) financing activities was:

•	$1,561 million in 2013 and

•	$(393) million in 2012.

Longview Timber Purchase
In order to finance our purchase of Longview Timber, see Note 2: Longview Timber Purchase, we issued the following:

•	29 million common shares on June 24, 2013, at the price of $27.75 per share for net proceeds of $781 million;

•	4.4 million common shares on July 8, 2013, at the price of $27.75 per share for net proceeds of $116 million, in connection with the exercise of an overallotment option; and

•	13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 24, 2013, for net proceeds of $669 million.
We paid $11 million in fees related to a bridge loan in second quarter 2013. which is recorded in "Other" in the "Cash flows from financing activities" in our Consolidated Statement of Cash Flows. As of the close of the Longview Timber purchase, we did not use the loan and these fees were expensed in third quarter 2013.
In order to repay the debt that we assumed in the acquisition of Longview Timber, in third quarter 2013 we issued $500 million of 4.625 percent notes due September 15, 2023. The net proceeds after deducting the discount, underwriting fees and issuance costs were $494 million and are included in "Cash and cash equivalents designated for the purchase of Longview Timber LLC and the repayment of their acquired debt" in our Consolidated Balance Sheet.
During September 2013, we entered into a $550 million 7-year senior unsecured term loan credit facility maturing in September 2020. We had no borrowings under this facility at the end of the quarter. Subsequent to quarter end, we borrowed $550 million under this facility. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks.
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber and related fees, expenses and premiums using the proceeds from the notes issued in third quarter 2013 and the borrowings from our term loan credit facility borrowed in fourth quarter 2013. A pretax charge of $25 million will also be included in our net interest expense in fourth quarter 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. See Note 2: Longview Timber Purchase.

Debt (excluding debt related to Longview Timber Purchase)
We repaid debt of:

•	$340 million in year-to-date 2013 and

•	$187 million in year-to-date 2012 (including $176 million of Real Estate debt maturities).
There are no Forest Products debt maturities in the next 12 months. Real Estate debt maturities in the next 12 months are:

•	$69 million in fourth quarter 2013 and

•	$15 million in third quarter 2014.
There are no maturities in first or second quarter 2014.

Revolving credit facility
During September 2013, we entered into a new $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. This replaces a $1 billion revolving credit facility that was set to expire June 2015. Conditions of the line of credit include the following:

•	The entire amount is available to Weyerhaeuser Company.

•	$50 million of the amount is available to Weyerhaeuser Real Estate Company (WRECO).

•	Neither of the entities is a guarantor of the borrowing of the other.
Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in year-to-date 2013 or 2012.

Debt Covenants
As of September 30, 2013 Weyerhaeuser Company and WRECO were in compliance with all debt covenants. There have been no significant changes during year-to-date 2013 to our debt covenants presented in our 2012 Annual Report on Form 10-K.

Credit Ratings
On April 22, 2013, Moody's Investors Service upgraded our senior unsecured note rating to Baa3 from Ba1 and changed their outlook to stable.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$141 million in 2013 and

•	$73 million in 2012.
The increase in exercises of stock options is primarily due to the increase in our average stock price. In year-to-date 2013, our average stock price was $29.63, a 36 percent increase, compared to $21.83 during year-to-date 2012.

Paying dividends and repurchasing stock
We paid dividends to common shareholders of:

•	$330 million in 2013 and

•	$242 million in 2012.
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 15 cents per share to 17 cents per share in November 2012, to 20 cents per share in April 2013 and to 22 cents per share in August 2013, a 47 percent increase in our quarterly dividend.
On August 24, 2013, our Board of Directors declared a dividend of 85.88 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on October 1, 2013, to shareholders of record at the close of business September 15, 2013.
On October 9, 2013, our Board of Directors declared a dividend of 22 cents per share on our common stock payable on November 27, 2013 to shareholders of record at the close of business November 1, 2013. Additionally, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on January 1, 2014, to shareholders of record at the close of business December 15, 2013.

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

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2013, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during third quarter 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

During third quarter 2013, we completed the acquisition of Longview Timber. Integration activities, including a preliminary assessment of internal control over financial reporting, are currently in process. The initial annual assessment of internal control over financial reporting for Longview Timber will be conducted over the course of our 2014 assessment cycle.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 11: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2012 Annual Report on Form 10-K, except as updated by the risk factors disclosed in our Form 10-Q for the period ended June 30, 2013.

EXHIBITS

10.1	Retention Agreement with Peter M. Orser (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission August 23, 2013 — Commission File Number 1-04825)

10.2
Revolving Credit Facility Agreement among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, JP Morgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, CoBank, ACB, PNC Bank, National Association, The Bank Of Tokyo-Mitsubishi UFJ, Ltd, and Wells Fargo Bank, N.A., as documentation agents, and the lenders, swing-line banks and initial fronting banks named therein (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 12, 2013 — Commission File Number 1-04825)

10.3
Credit Agreement among Weyerhaeuser Company, CoBank, ACB as administrative agent, and the lenders party thereto (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 16, 2013 — Commission File Number 1-04825)

10.4
Executive Change in Control Agreement (Tier I) with Doyle R. Simons (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 16, 2013 — Commission File Number 1-04825)

10.5
Executive Severance Agreement (Tier I) with Doyle R. Simons (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 16, 2013 — Commission File Number 1-04825)

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

WEYERHAEUSER COMPANY
Date:	November 4, 2013

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer