Form 10-K
period 2013-12-31
WEYERHAEUSER CO
filed 2014-02-18
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
or
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-4825
WEYERHAEUSER COMPANY
A WASHINGTON CORPORATION
91-0470860
(IRS EMPLOYER IDENTIFICATION NO.)
33663 WEYERHAEUSER WAY SOUTH, FEDERAL WAY, WASHINGTON 98063-9777 TELEPHONE (253) 924-2345
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Shares ($1.25 par value)	Chicago Stock Exchange
New York Stock Exchange
6.375% Mandatory Convertible Preference Shares, Series A ($1.00 par value)	New York Stock Exchange
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
Large accelerated filer  [X]    Accelerated filer  [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes  [X] No
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16.2 billion based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.
As of January 31, 2014, 583,829,677 shares of the registrant’s common stock ($1.25 par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Notice of 2014 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 10, 2014, are incorporated by reference into Part II and III.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS
We are one of the world's largest private owners of timberlands. We own or control nearly 7 million acres of timberlands, primarily in the U.S., and manage another 14 million acres under long-term licenses in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. We are also one of the largest manufacturers of wood and specialty cellulose fibers products, and we develop real estate, primarily as a builder of single-family homes. Our company is a real estate investment trust (REIT).
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
In 2013, we generated $8.5 billion in net sales and employed approximately 13,700 people who serve customers worldwide.
This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the fiscal year ended December 31, 2013.
We break out financial information such as revenues, earnings and assets by the business segments that form our company. We also discuss the development of our company and the geographic areas where we do business.
Throughout this Form 10-K, unless specified otherwise, references to “we,” “our,” “us” and “the company” refer to the consolidated company.

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

WHO WE ARE
We started out as Weyerhaeuser Timber Company, incorporated in the state of Washington in January 1900, when Frederick Weyerhaeuser and 15 partners bought 900,000 acres of timberland. Today, we are working to grow a truly great company for our shareholders, customers and employees by striving to deliver quality products that our customers want and will pay for, at the lowest possible cost.

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
Detailed financial information about our business segments and our geographic locations is in Note 2: Business Segments and Note 23: Geographic Areas in the Notes to Consolidated Financial Statements, as well as in this section and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 1

COMPETITION IN OUR MARKETS
We operate in highly competitive domestic and foreign markets, with numerous companies selling similar products. Many of our products also face competition from substitutes for wood and wood-fiber products. In real estate development, our competitors include numerous regional and national firms. We compete in our markets primarily through price, product quality and service levels. We are relentlessly focused on improving operational excellence to ensure a competitive cost structure and producing quality products customers want and are wiling to pay for.
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

SALES OUTSIDE THE U.S.
In 2013, $2.5 billion — 29 percent — of our total consolidated sales from continuing operations were to customers outside the U.S. Exports from the U.S. increased $209 million, or 12 percent, primarily due to higher log export prices and volumes in our Timberlands segment and higher pulp sales volumes in our Cellulose Fibers segment. The table below shows sales outside the U.S. for the last three years.

SALES OUTSIDE THE U.S. IN MILLIONS OF DOLLARS
	2013	2012	2011
Exports from the U.S.	$1,891	$1,682	$1,775
Canadian export and domestic sales	488	348	363
Other foreign sales	114	92	70
Total	$2,493	$2,122	$2,208
Percent of total sales	29%	30%	36%

OUR EMPLOYEES
We have approximately 13,700 employees. This number includes:

•	12,850 employed in North America and

•	850 employed by our operations outside of North America.
Of these employees, approximately 3,560 are members of unions covered by multi-year collective-bargaining agreements. More information about these agreements is in Note 10: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements.

WHAT WE DO
This section provides information about how we:

•	grow and harvest trees,

•	manufacture and sell products made from them,

•	build and sell homes and

•	develop land.
For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS
Our Timberlands business segment manages 6.9 million acres of private commercial forestland worldwide. We own 6.2 million of those acres and have long-term leases on the other 0.7 million acres. In addition, we have renewable, long-term licenses on 13.9 million acres of forestland located in four Canadian provinces. The tables presented in this section include data from this segment's business units as of the end of 2013.
WHAT WE DO
Forestry Management
Our Timberlands business segment:

•	grows and harvests trees for use as lumber, other wood and building products and pulp and paper;

•	exports logs to other countries where they are made into products;

•	plants seedlings to reforest harvested areas using the most effective regeneration method for the site and species (in parts of Canada natural regeneration is employed);

•	monitors and cares for the new trees as they grow to maturity; and

•	seeks to sustain and maximize the timber supply from our forestlands while keeping the health of our environment a key priority.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 2

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
Timberlands Products

PRODUCTS	HOW THEY’RE USED
Logs	Logs are made into lumber, other wood and building products and pulp and paper products.
Timberlands	Timberland tracts are exchanged to improve our timberland portfolio or are sold to third parties by our land development subsidiary within this segment.
Timber	Standing timber is sold to third parties.
Minerals, oil and gas	Minerals, oil and gas are sold into construction and energy markets.
Other products	Other products includes seed and seedlings, recreational leases, as well as plywood and hardwood lumber produced by our international operations, primarily in South America.
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
We also use two other units of measure when transacting business including:

•	thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log, but this measure does not include taper or recovery of non-lumber residual products; and

•	green tons — used in the South to measure weight, but factors used for conversion to product volume can vary by species, size, location and season.
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
WHERE WE DO IT
Our timberlands assets are located primarily in North America. In the U.S. we own and manage sustainable forests in nine states for use in wood products and pulp and paper manufacturing. We own or lease:

•	4.0 million acres in the southern U.S. (Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma and Texas); and

•	2.6 million acres in the Pacific Northwest (Oregon and Washington).
Our international operations are located primarily in Uruguay. In Uruguay we own 300,000 acres and have long-term leases on 26,000 acres. In China we had a joint venture where we managed 44,000 acres of timberland. We sold our interest in this joint venture during 2012.
In addition, we have renewable, long-term licenses on 13.9 million acres of forestland owned by the provincial government of four Canadian provinces.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 3

Our total timber inventory — including timber on owned and leased land in our U.S. and international operations — is approximately 334 million cubic meters. The timber inventory on licensed lands in Canada is approximately 453 million cubic meters. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

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
DISCUSSION OF OPERATIONS BY GEOGRAPHY
Summary of 2013 Timber Inventory and Timberland Locations
United States

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2013
	TOTAL INVENTORY	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES
U.S.:
West	199	2,597	—	2,597
South	135	3,370	651	4,021
Total U.S.	334	5,967	651	6,618
We provide a constant year round flow of logs to internal and third-party customers. We sell grade logs to mills that manufacture a diverse range of products including lumber, plywood and veneer. We also sell chips and fiber logs to pulp, paper and oriented strand board mills. Our timberlands are well located to take advantage of road, logging and transportation systems for efficient delivery of logs to these customers.
Western United States
Our Western acres are well situated to serve the wood product markets in Oregon and Washington. In addition, our location on the West Coast provides access to higher-value export markets for Douglas fir and whitewood logs in Japan, China and Korea. The size and quality of our Western timberlands, coupled with their proximity to several deep-water port facilities, positions us to meet the needs of Pacific Rim log markets.
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
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. Longview Timber was a privately-held Delaware limited liability company engaged in the ownership and management of approximately 645,000 acres of timberlands in Oregon and Washington. We believe Longview Timber has productive lands with favorable age class distribution that will provide us with optionality for harvest. More information on this transaction can be found in Note 3: Longview Timber Purchase in the Notes to Consolidated Financial Statements.
2013 WESTERN U.S. INVENTORY BY SPECIES

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 4

2013 WESTERN U.S. INVENTORY BY AGE / SPECIES

MILLIONS OF CUBIC METERS
50
40
30
20
10
0
AGE
(in years)
0–9
10–19
20–29
30–39
40–49
50–59
60–89
90–134
135+
DOUGLAS FIR/CEDAR
WHITEWOOD
OTHER CONIFER
HARDWOOD

Note: Inventory charted also includes areas set aside for conservation

The average age of timber harvested in 2013 was 53 years. Most of our U.S. timberland is intensively managed for timber production, but some areas are conserved for environmental, historical, recreational or cultural reasons. Some of our older trees are protected in acreage set aside for conservation, and some are not yet logged due to harvest rate regulations. While over the long term our average harvest age will decrease in accordance with our sustainable forestry practices, we will only harvest approximately 1.5 percent of our Western acreage each year.
Southern United States
Our Southern acres predominantly contain southern yellow pine and encompass timberlands in seven states.
We intensively manage our timber plantations using forestry research and planning systems to optimize grade log production. We also actively manage our land to capture revenues from our oil, gas and hard minerals resources. We do this while providing quality habitat for a range of animals and birds, which is in high demand for recreational purposes. We lease more than 94 percent of our acres to the public and state wildlife agencies for recreational purposes.
2013 SOUTHERN U.S. INVENTORY BY SPECIES
2013 SOUTHERN U.S. INVENTORY BY AGE / SPECIES

MILLIONS OF CUBIC METERS
40
35
30
25
20
15
10
5
0
AGE
(in years)
0–4
5–9
10–14
15–19
20–24
25–29
30+
SOUTHERN YELLOW PINE
HARDWOOD

Note: Inventory charted also includes areas set aside for conservation

The average age of timber harvested in 2013 was 32 years for southern yellow pine. In accordance with our sustainable forestry practices, we harvest approximately 3.0 percent to 3.5 percent of our acreage each year in the South.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 5

International

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2013
	TOTAL INVENTORY	FEE OWNERSHIP	LONG-TERM LEASES	TOTAL ACRES
Uruguay	9	298	25	323
Our forestland acres in Uruguay are split approximately 50 percent loblolly pine and 50 percent eucalyptus. Loblolly pine comprises more of our timber inventory due to its older age. On average, the timber in Uruguay is in the second third of its rotation age. It is entering into that part of the growth rotation when we will see increased volume accretion. About 95 percent of the area to be planted has been afforested to date.
2013 INTERNATIONAL INVENTORY BY SPECIES (URUGUAY)
In Uruguay, the target rotation ages are 21 to 22 years for pine and 14 to 17 years for eucalyptus. We manage both species to a grade (appearance) regime.
We also operate a plywood mill in Uruguay with a production capacity of 210,000 cubic meters. Production volume reached 192,000 cubic meters in 2013.
In Brazil, Weyerhaeuser is a managing partner in a joint venture. We own 67 percent and Fibria Celulose SA owns 33 percent. A hardwood sawmill with 55,000 cubic meters of capacity produces high-value eucalyptus (Lyptus®) lumber and related appearance wood products. The mill’s production in 2013 was 48,500 cubic meters.
Canada — Licensed Timberlands

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS	THOUSANDS OF ACRES AT DECEMBER 31, 2013
	TOTAL INVENTORY LICENSED STANDING VOLUME	TOTAL LICENSE ARRANGEMENTS
Canada:
Alberta	274	5,304
British Columbia	38	1,012
Ontario	39	2,573
Saskatchewan	102	4,968
Total Canada	453	13,857
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
Five-Year Summary of Timberlands Production

PRODUCTION IN THOUSANDS
	2013	2012	2011	2010	2009
Fee depletion – cubic meters:
West	8,907	7,170	6,595	5,569	6,359
South	11,596	11,488	9,738	8,197	8,996
International	818	763	854	349	503
Total	21,321	19,421	17,187	14,115	15,858
Our Timberlands annual fee depletion represents the harvest of the timber assets we own. Depletion is a method of expensing the cost of establishing the fee timber asset base over the harvest or timber sales volume. The increase in fee depletion from 2011 through 2013 reflects improving market conditions. The increase in fee depletion in the West in 2013 also reflects the purchase of Longview Timber.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 6

Five-Year Summary of Timberlands Production - Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2013	2012	2011	2010	2009
West	Grade	90%	90%	90%	92%	90%
	Fiber	10%	10%	10%	8%	10%
South	Grade	57%	59%	58%	55%	55%
	Fiber	43%	41%	42%	45%	45%
International	Grade	60%	67%	55%	65%	65%
	Fiber	40%	33%	45%	35%	35%
Total	Grade	69%	71%	70%	70%	70%
	Fiber	31%	29%	30%	30%	30%
HOW MUCH WE SELL
Our net sales to unaffiliated customers over the last two years were:

•	$1.3 billion in 2013 — up 25 percent from 2012; and

•	$1.1 billion in 2012.
Our intersegment sales over the last two years were:

•	$799 million in 2013 — up 17 percent from 2012; and

•	$683 million in 2012.
Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2013	2012	2011	2010	2009
To unaffiliated customers:
Logs:
West	$828	$559	$545	$414	$329
South	256	233	196	145	144
Canada	19	19	17	17	13
Total	1,103	811	758	576	486
Pay as cut timber sales	9	13	7	8	8
Chip sales	9	18	19	16	15
Timberlands sales and exchanges(1)	65	59	77	109	66
Higher and better use land sales(1)	19	22	25	22	11
Minerals, oil and gas	32	31	53	60	62
Products from international operations(2)	90	106	86	65	44
Other products	16	17	19	18	22
Subtotal sales to unaffiliated customers	1,343	1,077	1,044	874	714
Intersegment sales:
United States	518	447	424	409	392
Other	281	236	222	194	145
Subtotal intersegment sales	799	683	646	603	537
Total	$2,142	$1,760	$1,690	$1,477	$1,251
(1)   Significant dispositions of higher and better use timberland and some non-strategic timberlands are made through subsidiaries.
(2)   Products include logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 7

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$537
$714
$603
$874
$646
$1,044
$683
$1,077
$799
$1,343
$1,500
$1,200
$900
$600
$300
$–
2009
2010
2011
2012
2013
Intersegment Sales
Western Logs
Southern Logs
All Other Products

Percentage of 2013 Sales to Unaffiliated Customers
Log Sales Volumes
Logs sold to unaffiliated customers in 2013 increased 2.1 million cubic meters — 17 percent — from 2012.

•
Sales volumes in the West increased 1.8 million cubic meters — 31 percent — primarily due to strong export and domestic demand and the purchase of Longview Timber. Our western sales to unaffiliated customers generally are higher-grade logs sold into the export market and domestic-grade logs sold to West Coast sawmills.

•
Sales to unaffiliated customers in the South increased 313 thousand cubic meters — 6 percent — primarily due to increased harvest levels and increased sales of logs to third parties. Our southern sales volumes to unaffiliated customers generally are lower-grade fiber logs sold to pulp or containerboard mills. We use most of our high-grade logs in our own converting facilities.

•	Sales volumes from Canada decreased 20 thousand cubic meters — 4 percent — in 2013. This decrease in volume to unaffiliated customers primarily was due to increased internal mill demand.

•	Sales volumes from our international operations increased 14 thousand cubic meters — 4 percent — in 2013. This increase in volume was mainly due to increased domestic demand in Uruguay.
We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•
domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales — demand for chips by pulp and containerboard mills; and

•	export log sales — the level of housing starts in Japan and construction in China.
Our sales volumes include logs purchased in the open market and all our domestic and export logs that are sold to unaffiliated customers or transferred at market prices to our internal mills by the sales and marketing staff within our Timberlands business units.
Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands

SALES VOLUMES IN THOUSANDS
	2013	2012	2011	2010	2009
Logs – cubic meters:
West	7,708	5,898	5,267	4,476	4,479
South	5,888	5,575	4,879	3,357	3,536
Canada	511	531	479	507	409
International	357	343	314	283	305
Total	14,464	12,347	10,939	8,623	8,729

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 8

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
Our average 2013 log realizations in the West increased from 2012 — primarily due to stronger demand for logs in the Chinese market and a tightening log supply in the domestic market. Our average 2013 log realizations in the South increased from 2012 — primarily due to improved demand for logs in the South.
Minerals and Energy Products
Mineral revenue increased slightly in 2013 from increases in royalty revenue resulting from improvements in natural gas prices, construction aggregates, and industrial minerals.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 9

WHERE WE’RE HEADED
Our competitive strategies include:

•	maximizing cash flow through operational excellence
– positioning ourselves as one of the largest, lowest-cost growers of softwood timber;
– reducing the time it takes to realize returns by practicing intensive forest management and focusing on the most advantageous markets;
– efficiently delivering high quality raw materials to external customers and internal supply chains;
– investing in technology and advances in silviculture to improve yields and timber quality;
– leveraging our mineral ownership position;

•	capturing the full value of the Longview Timber acquisition;

•	continuously reviewing our portfolio of land holdings to create the greatest value for the company; and

•	positioning ourselves to take advantage of new market opportunities that may be created by energy and climate change legislation and regulation.

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
Principal Manufacturing Locations
Locations of our principal manufacturing facilities as of December 31, 2013, by major product group were:

•	Structural lumber
– U.S. — Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
– Canada — Alberta and British Columbia

•	Engineered lumber
– U.S. — Alabama, Louisiana, Oregon and West Virginia
– Canada — British Columbia and Ontario

•	Oriented strand board
– U.S. — Louisiana, Michigan, North Carolina and West Virginia
– Canada — Alberta and Saskatchewan

•	Softwood plywood
– U.S. — Arkansas and Louisiana

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 10

Summary of 2013 Wood Products Capacities

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Structural lumber – board feet	4,614	18
Engineered solid section – cubic feet	32	6
Engineered I-joists – lineal feet	304	3
Oriented strand board – square feet (3/8”)	3,015	6
Softwood plywood – square feet (3/8”)	460	2
Capacities include one facility closed throughout 2013 that produces engineered solid section and I-joists products.
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities do not include any capacity for facilities that were sold or permanently closed as of the end of 2013.
During 2013, we decided to permanently close our Colbert, Georgia engineered lumber facility and reopen in 2014 our Evergreen, Alabama engineered lumber facility. Both facilities were previously indefinitely closed.
Additionally, our hardwoods operations were sold in 2011 and are excluded from our Wood Product's results below. More information about this sale is included in Note 5: Discontinued Operations in the Notes to Consolidated Financial Statements.
Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2013	2012	2011	2010	2009
Structural lumber – board feet	4,084	3,846	3,528	3,289	3,098
Engineered solid section – cubic feet(1)	18.0	15.4	13.4	14.5	11.3
Engineered I-joists – lineal feet(1)	168	147	122	133	109
Oriented strand board – square feet (3/8”)	2,723	2,511	2,127	1,721	1,448
Softwood plywood – square feet (3/8”)(2)	241	214	197	212	150
(1) Weyerhaeuser engineered I-joist facilities also may produce engineered solid section. (2) All Weyerhaeuser plywood facilities also produce veneer.
HOW MUCH WE SELL
Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. In 2013, Wood Products net sales were $4.0 billion, an increase of 31 percent, compared with $3.1 billion in 2012.
Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2013	2012	2011	2010	2009
Structural lumber	$1,873	$1,400	$1,087	$1,044	$846
Engineered solid section	353	279	235	246	219
Engineered I-joists	247	190	161	171	162
Oriented strand board	809	612	354	319	226
Softwood plywood	144	115	66	65	50
Other products produced	171	167	142	125	130
Other products purchased for resale	412	295	231	254	289
Total	$4,009	$3,058	$2,276	$2,224	$1,922
Five-Year Trend for Total Net Sales in Wood Products

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 11

Percentage of 2013 Net Sales in Wood Products
Wood Products Volume
The volume of structural lumber, OSB, and engineered lumber sold in 2013 increased from 2012 due to increased operating capacity, targeted capital improvements and new product offerings.
Five-Year Summary of Sales Volume for Wood Products

SALES VOLUMES IN MILLIONS
	2013	2012	2011	2010	2009
Structural lumber – board feet	4,436	4,031	3,586	3,356	3,317
Engineered solid section – cubic feet	18.2	15.4	12.3	13.1	12.2
Engineered I-joists – lineal feet	177	152	128	145	139
Oriented strand board – square feet (3/8”)	2,772	2,508	1,977	1,547	1,386
Softwood Plywood – square feet (3/8”)	402	340	249	237	200
Wood Products Prices
Prices for commodity wood products — Structural lumber, OSB and Plywood — increased in 2013 from 2012.
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

The North American housing market continued to show sustained improvement in 2013. This improvement led to increased demand and resulted in improved pricing for commodity wood products in 2013. The following graphs reflect product price trends for the past five years.
Five-Year Summary of Published Lumber Prices — $/MBF

## SELECTED PUBLISHED PRODUCT PRICES

$413
$393
$355
$336
$348
$322
$299
$263
$301
$295
$279
$285
$255
$254
$249
$219
$242
$213
$178
$164
2009
2010
2011
2012
2013
2X4 DOUGLAS FIR (KILN DRIED)
2X4 DOUGLAS FIR (GREEN)
2X4 SOUTHERN YELLOW PINE (KILN DRIED)
2X4 SPRUCE-PINE-FIR (MILL)

SOURCE: RANDOM LENGTHS

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 12

Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

## SELECTED PUBLISHED PRODUCT PRICES

$164
$220
$185
$273
$317
2009
2010
2011
2012
2013
OSB (7/16″) NORTH CENTRAL PRICE

SOURCE: RANDOM LENGTHS

WHERE WE’RE HEADED
Our competitive strategies include:

•	reduce controllable manufacturing costs through operational excellence;

•	maintain a value-added product mix;

•	leverage our brand and reputation as the preferred provider of quality building products; and

•	pursue disciplined, profitable sales growth including increasing in geographies outside of North America.

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
- Poland (began converting in first quarter 2013)

•	Liquid packaging board
- U.S. - Washington

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 13

Summary of 2013 Cellulose Fibers Capacities

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,848	5
Liquid packaging board – tons	315	1
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.
Five-Year Summary of Cellulose Fibers Production

PRODUCTION IN THOUSANDS
	2013	2012	2011	2010	2009
Pulp – air-dry metric tons	1,815	1,773	1,769	1,774	1,629
Liquid packaging board – tons	307	292	307	316	282
HOW MUCH WE SELL
Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution and for direct use. Our net sales were $1.9 billion in 2013, comparable to $1.9 billion in 2012.
Five-Year Summary of Net Sales for Cellulose Fibers

NET SALES IN MILLIONS OF DOLLARS
	2013	2012	2011	2010	2009
Pulp	$1,501	$1,433	$1,617	$1,489	$1,148
Liquid packaging board	326	332	346	337	290
Other products	75	89	95	85	73
Total	$1,902	$1,854	$2,058	$1,911	$1,511
Five-Year Trend for Total Net Sales in Cellulose Fibers
Percentage of 2013 Net Sales in Cellulose Fibers
Pulp Volumes
Our sales volumes of cellulose fiber products were 1.9 million tons in 2013 and 1.8 million tons in 2012.
Factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product and

•	demand for absorbent hygiene products and paper.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 14

Five-Year Summary of Sales Volume for Cellulose Fibers

SALES VOLUMES IN THOUSANDS
	2013	2012	2011	2010	2009
Pulp – air-dry metric tons	1,866	1,762	1,756	1,714	1,697
Liquid packaging board – tons	305	289	297	311	288
Pulp Prices
Our average pulp prices in 2013 decreased slightly compared with 2012. The improvement in northern bleached softwood kraft (NBSK) markets was more than offset by decreases in viscose and fluff realizations as a result of market supply greater than demand. NBSK is considered the benchmark softwood pulp price and generally the starting point price for other softwood pulps including southern bleached softwood kraft and fluff.
Five-Year Summary of Published NBSK Pulp Prices — $/ADMT
WHERE WE’RE HEADED
Our competitive strategies include:

•	improving cost-competitiveness through operational excellence;

•	focusing capital investments on product quality, cost reduction and green energy opportunities; and

•	driving growth of higher margin products
– pursuing new products that expand and improve the range of applications for cellulose fibers
– increasing sales of specialty chemical cellulose pulp
– growing with global customers.

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
(TRI Pointe). Pursuant to the transaction agreement, WRECO will be divested through a Reverse Morris Trust transaction and ultimately become a wholly owned subsidiary of TRI Pointe. More information on this transaction can be found in Note 4: Real Estate Divestiture in the Notes to
Consolidated Financial Statements and on our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4,
2013.
During fourth quarter 2013 we recorded a $356 million non-cash impairment charge relating to a large master-planned community located north of Las Vegas, Nevada (the "Coyote Springs Property”), which is excluded from the transaction agreement with Tri Pointe Homes, Inc., as a result of management determining that our strategy for development will differ from the prior development plan. Of this amount, $343 million was recorded in our Real Estate segment and $13 million in Unallocated Items. The fair value of the property was primarily based on an independent appraisal that was determined using both other observable inputs (Level 2) related to other market transactions and significant unobservable inputs (Level 3) such as the timing and amounts of future cash flows related to the development of the property, timing and amounts of proceeds from acreage sales, access to water for use on the property and discount rates applicable to the future cash flows.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 15

WHERE WE DO IT
Our operations are concentrated in metropolitan areas in Arizona, California, Maryland, Nevada, Texas, Virginia and Washington.
Controlled Lots by Primary Market as of December 31, 2013

PRIMARY MARKETS	NUMBER OF LOTS AT DECEMBER 31, 2013
Arizona	2,307
California	17,056
Maryland and Virginia	3,193
Nevada(1)	1,920
Texas	1,753
Washington	1,384
Total controlled lots	27,613
(1) Nevada excludes 10,686 owned lots and 56,413 lots under option for the Coyote Springs Property which is excluded from the transaction agreement with TRI Pointe Homes, Inc. and was impaired in 2013 due to a change in our strategy for development.

Our lots are controlled through both ownership and the use of options and are in various stages of development. Of the total lots we have under control, approximately 17 percent of them are intended for sale to other builders.
HOW MUCH WE SELL
We are one of the top 20 homebuilding companies in the United States as measured by annual single-family home closings.
Our revenues increased to $1.3 billion in 2013, up 19 percent, compared with $1.1 billion in 2012. Revenues from single-family housing increased $349 million, or 40 percent, as a result of a 27 percent increase in home closings. Revenues from land and lot sales decreased $141 million. 2012 included the sale of a 3,200-acre master planned community in Houston, Texas and the sale of commercial acreage and multi-family lots in southern California.
The following factors affect revenues in our Real Estate business segment:

•	The market prices of the homes that we build varies.

•	The product and geographic mix of sales varies based on the following:
– The markets where we build vary by geography.
– We build homes that range in price points to meet our target customers’ needs, from first-time to semi-custom homes based on geography.
– The mix of price points, which differ for traditional, single-family detached homes and attached products such as townhomes and condominiums.

•	Land and lot sales are a component of our activities. These sales do not occur evenly from year to year and may range from approximately 5 percent to 20 percent of total Real Estate revenues annually.

•	From time to time, we sell apartment buildings and other income producing properties.
Five-Year Summary of Net Sales for Real Estate

REVENUE IN MILLIONS OF DOLLARS
	2013	2012	2011	2010	2009
Single-family housing	$1,219	$870	$768	$842	$832
Land	52	193	67	64	68
Other	4	7	3	17	4
Total	$1,275	$1,070	$838	$923	$904
Five-Year Trend for Total Net Sales in Real Estate

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 16

Percentage Breakdown of 2013 Net Sales in Real Estate
Five-Year Summary of Single-Family Unit Statistics

SINGLE-FAMILY UNIT STATISTICS
	2013	2012	2011	2010	2009
Homes sold	3,048	2,659	1,902	1,914	2,269
Homes closed	2,939	2,314	1,912	2,125	2,177
Homes sold but not closed (backlog)	883	774	429	439	650
Cancellation rate	15.4%	14.9%	15.7%	19.9%	23.3%
Buyer traffic	68,466	64,410	50,125	68,430	65,781
Average price of homes closed	$415,000	$376,000	$402,000	$396,000	$382,000
Single-family gross margin (%)(1)	22.0%	20.3%	22.0%	22.3%	(9.9)%
Single-family gross margin - excluding impairments (%)(2)	22.2%	20.7%	23.3%	23.7%	17.5%
(1)   Single-family gross margin equals revenue less cost of sales and period costs.
(2)   Single-family gross margin - excluding impairments equals revenue less cost of sales and period costs (other than impairments, deposit write-offs and project abandonments).

WHERE WE’RE HEADED
Our competitive strategies include:

•	offering customer-driven, distinct value propositions to specific market niches in each of our targeted geographies;

•	delivering quality homes to satisfied customers - measured, in part, by “willingness to refer” rates from independent surveys of homebuyers;

•	replicating best practices developed in each geographic area; and

•	optimizing value from our land portfolio, through both internal absorption of lots for homebuilding and sales to third parties.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 17

EXECUTIVE OFFICERS OF THE REGISTRANT
Patricia M. Bedient, 60, has been executive vice president and chief financial officer since 2007. She was senior vice president, Finance and Strategic Planning, from February 2006 to 2007. She served as vice president, Strategic Planning, from 2003, when she joined the company, to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002. She is on the Board of Directors for Alaska Air Group and also serves as a Board member of Oregon State University and Overlake Hospital Medical Center. She is a CPA and member of the American Institute of CPAs.
Adrian M. Blocker, 57, has been senior vice president, Lumber, since August 21, 2013. He joined Weyerhaeuser in May 2013 as vice president, Lumber. Prior to that role, he served as CEO of the Wood Products Council and Chairman. Throughout his career in the industry, he held numerous leadership positions at West Fraser, International Paper and Champion International focused on forest management, fiber procurement, consumer packaging, strategic planning, business development and manufacturing.
Srinivasan Chandrasekaran, 64, has been senior vice president, Cellulose Fibers, since 2006. He was vice president, Manufacturing, Cellulose Fibers, from 2005 to 2006; vice president and mill manager at the Kamloops, British Columbia, cellulose fiber mill from 2003 to 2005; and vice president and mill manager at the Kingsport, Tennessee, paper mill from 2002 to 2003. He joined Weyerhaeuser in 2002 with the company’s acquisition of Willamette Industries Inc., where he served in a number of leadership positions.
John A. Hooper, 59, has been senior vice president, Human Resources, since July 2008. He was vice president, Human Resources Operations, from 2006 to 2008; Human Resources director from 2003 to 2006; and strategic projects consultant from 2001, when he joined the company, until 2003. Prior to joining the company, he was a management consultant specializing in leadership effectiveness, human resources strategy and change management from 1986 to 2001. From 1979 to 1986, he held leadership positions in Eaton Corp. and Tektronix.
Rhonda Hunter, 51, has been senior vice president Timberlands, since January 1, 2014. Prior to her current position, she was vice president, Southern Timberlands, from 2010 to 2014. She held a number of leadership positions in the Southern

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 18

Timberlands organization with experience in inventory and planning, regional timberlands management, environmental and work systems, finance, and land acquisition. She joined Weyerhaeuser in 1987 as an accountant.
Sandy D. McDade, 62, has been senior vice president and general counsel since September 2006. He was senior vice president, Industrial Wood Products and International, from 2005 to 2006; senior vice president, Canada, from 2003 to 2005; vice president, Strategic Planning, from 2000 to 2003; and corporate secretary from 1993 to 2000. He joined Weyerhaeuser in 1980 and worked as a corporate and transaction lawyer until 2000.
Peter M. Orser, 57, has been president, Weyerhaeuser Real Estate Company, a subsidiary of the company, since October 1, 2010. Prior to becoming president, Weyerhaeuser Real Estate Company, Mr. Orser was president, Quadrant Corporation, a subsidiary of the company, from 2003 to 2010. He was executive vice president, Quadrant Corporation, from 2001 to 2003; residential senior vice president, Quadrant Corporation, from 1996 to 2001; vice president, Community Development, from 1992 to 1995; and held various leadership positions with Quadrant Corporation from 1987, when he joined the company, to 1992.
Doyle R. Simons, 50, was elected president and chief executive officer effective August 1. 2013. He served as director of the Company since 2012, was appointed as chief executive officer elect and an executive officer of the Company effective June 17, 2013. He served as chairman and chief executive officer of Temple-Inland, Inc. from 2008 until February 2012 when it was acquired by International Paper Company. Previously, he held various management positions with Temple-Inland, including executive vice president from 2005 through 2007 and chief administrative officer from 2003 to 2005. Prior to joining the company in 1992, he practiced real estate and banking law with Hutcheson and Grundy, L.L.P. He also serves on the Board of Fiserv, Inc. He has extensive experience in managing forest products companies and capital intensive industries, with strong skills in corporate finance, executive compensation, and strategic planning.
Catherine I. Slater, 50, has been senior vice president, Oriented Strand Board, Engineered Lumber Products and Distribution, since August 21, 2013. She was vice president, Oriented Strand Board (OSB) from 2011 to 2013. Prior to that role, she held a number of other leadership roles in the company’s Wood Products segment, including vice president for both engineered wood products manufacturing and veneer technologies. Before joining the Wood Products team, she held numerous positions in the company’s Cellulose Fibers business, including leadership roles at the Flint River and Port Wentworth, Ga., pulp mills, and leadership oversight for the company’s operations in Alberta, which included the pulp, timberlands, OSB, lumber, and engineered lumber. Prior to joining Weyerhaeuser in 1992, she held several leadership roles at Procter and Gamble.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 19

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS
We are subject to a multitude of laws and regulations in the operations of our businesses. We also participate in voluntary certification of our timberlands to assure that we sustain their values including the protection of wildlife and water quality. Changes in law and regulation, or certification processes, can significantly affect our business.

REGULATIONS AFFECTING FORESTRY PRACTICES
In the United States, regulations established by federal, state and local governments or agencies to protect water quality and wetlands could affect future harvests and forest management practices on some of our timberlands. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

•	limits on the size of clearcuts,

•	requirements that some timber be left unharvested to protect water quality and fish and wildlife habitat,

•	regulations regarding construction and maintenance of forest roads,

•	rules requiring reforestation following timber harvest, and

•	various related permit programs.
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
In Canada, our forest operations are carried out on public forestlands under forest licenses with the provinces. All forest operations are subject to:

•	forest practices and environmental regulations, and

•	license requirements established by contract between us and the relevant province designed to:
- protect environmental values, and
- encourage other stewardship values.
On May 18, 2010, 21 member companies of the Forest Products Association of Canada (FPAC), including Weyerhaeuser’s Canadian subsidiary, announced the signing of a Canadian Boreal Forest Agreement (CBFA) with nine environmental organizations. The CBFA applies to approximately 72 million hectares of public forests licensed to FPAC members and, when fully implemented, is expected to lead to the conservation of significant areas of Canada’s boreal forest and protection of boreal species at risk, in particular woodland caribou. CBFA signatories continue to work on management plans with provincial governments, and seek the participation of aboriginal and local communities in advancing the goals of the CBFA. Progress under the CBFA is measured and reported on by an independent auditor.

ENDANGERED SPECIES PROTECTIONS
In the United States, a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws, including:

•	the northern spotted owl, the marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest,

•	several freshwater mussel and sturgeon species, and

•	the red-cockaded woodpecker, gopher tortoise, gopher frog and American burying beetle in the South or Southeast.
Additional species or populations may be listed as threatened or endangered as a result of pending or future citizen petitions or petitions initiated by federal or state agencies. In addition, significant citizen litigation seeks to compel the federal agencies to designate "critical habitat" for ESA-listed species, and many cases have resulted in settlements under which designations will be implemented over time. Such designations may adversely affect some management activities and options. Restrictions on timber harvests can result from:

•	federal and state requirements to protect habitat for threatened and endangered species,

•	regulatory actions by federal or state agencies to protect these species and their habitat, and

•	citizen suits under the ESA.

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2014 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionally affect Weyerhaeuser as compared with comparable operations of U.S. competitors.
In Canada:

•	The federal Species at Risk Act (SARA) requires protective measures for species identified as being at risk and for critical habitat,

•	Environment Canada announced a series of western science studies in 2010 that, with other landscape information, are designed to identify critical habitat, and

•
The Canadian Minister of the Environment released for comment in 2011 a strategy for the recovery of the boreal population of woodland caribou under the SARA. The next step in boreal caribou recovery is the development of range plans and action plans by the provinces and territories, working with Environment Canada, aboriginal communities and stakeholders.

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of forestlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2014 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionally affect Weyerhaeuser as compared with similar operations of Canadian competitors.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 20

FOREST CERTIFICATION STANDARDS
We operate in North America under the Sustainable Forestry Initiative (SFI®). This is a certification standard designed to supplement government regulatory programs with voluntary landowner initiatives to further protect certain public resources and values. SFI® is an independent standard, overseen by a governing board consisting of:

•	conservation organizations,

•	academia,

•	the forest industry, and

•	large and small forest landowners.
Ongoing compliance with SFI® may result in some increases in our operating costs and curtailment of our timber harvests in some areas. There also is competition from other private certification systems, primarily the Forest Stewardship Council (FSC), coupled with efforts by supporters to further those systems by persuading customers of forest products to require products certified to their preferred system. Certain features of the FSC system could impose additional operating costs on timberland management. Because of the considerable variation in FSC standards, and variability in how those standards are interpreted and applied, if sufficient marketplace demand develops for products made from raw materials sourced from other than SFI-certified forests, we could incur substantial additional costs for operations and be required to reduce harvest levels.

WHAT THESE REGULATIONS AND CERTIFICATION PROGRAMS MEAN TO US
The regulatory and nonregulatory forest management programs described above have:

•	increased our operating costs,

•	resulted in changes in the value of timber and logs from our timberlands,

•	contributed to increases in the prices paid for wood products and wood chips during periods of high demand,

•	sometimes made it more difficult for us to respond to rapid changes in markets, extreme weather or other unexpected circumstances, and

•	potentially encouraged further reductions in the use of, or substitution of other products for, lumber, oriented strand board, and plywood.
We believe that these kinds of programs have not had, and in 2014 will not have, a significant effect on the total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

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
Final or interim resolution of claims brought by aboriginal groups is expected to result in:

•	additional restrictions on the sale or harvest of timber,

•	potential increase in operating costs, and

•	impact to timber supply and prices in Canada.
We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2014, although they may have such an effect in the future. In 2008, FPAC, of which we are a member, signed a Memorandum of Understanding with the Assembly of First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal youth.

POLLUTION-CONTROL REGULATIONS
Our operations are subject to various laws and regulations, including:

•	federal,

•	state,

•	provincial, and

•	local pollution controls.
These laws and regulations, as well as market demands, impose controls with regard to:

•	air, water and land,

•	solid and hazardous waste management,

•	disposal and remediation, and

•	the chemical content of some of our products.
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
Our capital projects typically are designed to:

•	enhance safety,

•	extend the life of a facility,

•	increase capacity,

•	increase efficiency,

•	change raw material requirements,

•	increase the economic value of assets or products, and

•	comply with regulatory standards.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 21

We had no material capital expenditures relating primarily to environmental compliance in 2013. Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect approximately $10 million of capital expenditures relating primarily to environmental compliance in 2014.

ENVIRONMENTAL CLEANUP
We are involved in the environmental investigation or remediation of numerous sites. Of these sites:

•	we may have the sole obligation to remediate,

•	we may share that obligation with one or more parties,

•	several parties may have joint and several obligations to remediate, or

•	we may have been named as a potentially responsible party for sites designated as U.S. Superfund sites.
Our liability with respect to these various sites ranges from insignificant to substantial. The amount of liability depends on:

•	the quantity, toxicity and nature of materials at the site, and

•	the number and economic viability of the other responsible parties.
We spent approximately $6 million in 2013 and expect to spend approximately $6 million in 2014 on environmental remediation of these sites.
It is our policy to accrue for environmental-remediation costs when we:

•	determine it is probable that such an obligation exists, and

•	can reasonably estimate the amount of the obligation.
We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $30 million. The excess amounts required may be insignificant or could range, in the aggregate, up to $101 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.
The United States Environmental Protection Agency (EPA) had promulgated regulations for air emissions from:

•	pulp and paper manufacturing facilities,

•	wood products facilities and

•	industrial boilers.
These regulations cover:

•	hazardous air pollutants that require use of maximum achievable control technology (MACT); and

•	controls for pollutants that contribute to smog, haze and more recently, greenhouse gases.
In 2011 and 2013, EPA issued new MACT standards for industrial boilers and process heaters and in 2012 completed a technology and residual risk review for the MACT standards applicable to pulping and bleaching operations at pulp and paper manufacturing facilities. As a result of these recent final actions by the EPA, we expect we might spend as much as $25 million to $45 million over the next several years to comply with the MACT standards.
The EPA must still promulgate:

•	technology and residual risk review standards for additional operations at pulp and paper manufacturing facilities and

•	supplemental MACT standards for plywood, lumber and composite wood products facilities.
We cannot currently quantify the amount of capital we will need in the future to comply with new regulations being developed by the EPA because final rules have not been promulgated.
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
The EPA also issued a final rule deferring until mid-2014 greenhouse gas permitting requirements for carbon dioxide emissions from biomass. The U.S. Court of Appeals for the District of Columbia Circuit vacated this rule in August 2013. However, the court has withheld putting its decision into effect pending a decision in a U.S. Supreme Court review of the 2010 greenhouse gas emissions rule referenced above. The impacts of this decision are uncertain while the other litigation is unresolved and until EPA issues the final rules regarding how biomass emissions will be regulated.
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

•	determined to achieve this goal by increasing energy efficiency and using more greenhouse gas-neutral, biomass fuels instead of fossil fuels;

•	issued a final rule revision for portions of the GHG mandatory reporting rule in November 2013 that will apply to the 2013 data year reporting due in March 2014; and

•	reduced greenhouse gas emissions by approximately 28 percent considering changes in the asset portfolio according to 2012 data, compared to our 2000 baseline.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 22

Additional factors that could affect greenhouse gas emissions in the future include:

•	policy proposals by state governments regarding regulation of greenhouse gas emissions,

•	Congressional legislation regulating greenhouse gas emissions within the next several years and

•	establishment of a multistate or federal greenhouse gas emissions reduction trading systems with potentially significant implications for all U.S. businesses.
It is not yet known when and to what extent these policy activities may come into force or how they may relate to each other in the future.
We believe these measures have not had, and in 2014 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA
The Canadian federal government has proposed an air quality management system (AQMS) as a comprehensive approach for improving air quality in Canada. On October 11, 2012, most Canadian provincial and territorial jurisdictions agreed to begin implementing the AQMS. The federal proposed AQMS includes:

•	ambient air quality standards for outdoor air quality management across the country,

•	a framework for air zone air management within provinces and territories that targets specific sources of air emissions,

•	regional airsheds that facilitate coordinated action across borders,

•	industrial sector based emission requirements that set a base level of performance for major industries in Canada, and

•	improved intergovernmental collaboration to reduce emissions from the transportation sector.

Environment Canada is developing a “Greenhouse Gas Emission Framework” that is expected to be proposed in 2015 with implementation in 2020. The framework will put in place a national, sector-based greenhouse gas reduction program applicable to a number of industries, including pulp and paper manufacturing.
All Canadian provincial governments:

•	have greenhouse gas reporting requirements,

•	are working on reduction strategies, and

•	together with the Canadian federal government, are considering new or revised emission standards.
In addition, British Columbia has adopted a carbon tax and Alberta has a mandatory GHG emission reduction regulation. Our Grande Prairie cellulose fiber mill generates and sells carbon credits.
We believe these measures have not had, and in 2014 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF AIR EMISSIONS IN URUGUAY AND POLAND
The European Union’s “Clean Air Programme” includes new air quality objectives that Poland and other E.U. countries will implement over the coming years, up through 2030. Some provinces in Uruguay have established air quality monitoring networks and ambient air objectives have been proposed for the region where our Los Piques mill is located.
We believe these measures have not had, and in 2014 will not have, a significant effect on our operations, although they may have such an effect in the future. We expect we will not be disproportionately affected by these measures as compared with typical owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF WATER
In the U.S., as a result of litigation under the federal Clean Water Act, additional federal or state permits are now required in some states for the application of pesticides, including herbicides, on forest lands. Those permits have entailed additional costs. In addition, there is continuing litigation in the federal courts that may result in permit requirements for pollution discharges from forest roads and other drainage features on forest land, which would entail additional costs for forest landowners including Weyerhaeuser. Finally, the federal regulatory agencies are considering expanding the definition of waters subject to federal Clean Water Act jurisdiction, which could increase the scope and number of permits required for forestry-related activities and entail additional costs for Weyerhaeuser and other forest landowners in the U.S.
In 2014, the EPA is expected to issue final regulations on water intakes for the protection of aquatic resources. It is unclear what the effect, if any, of EPA’s water intake regulations will be on our U.S. pulp operations until final rules are promulgated.
In 2014, the Washington state Department of Ecology (WA DOE) is expected to propose rules to update the Human Health Water Quality Criteria for the protection of human health. It is unclear what the effect, if any, of the WA DOE regulations will have on our manufacturing operations in Washington state. On November 25, 2013, amendments to the Canadian federal Fisheries Act came into force. The amendments change the focus from habitat protection to fisheries protection and increase penalties. Uruguay’s national policy for water includes river basin planning, management and water use permits. Wastewater discharge authorization is required for industry. In response to an E.U. Water Framework Directive, Poland is to develop, by end of 2015, a water management plan for every river basin, to reduce total nitrogen and phosphorous loads in Municipal waste water by 75 percent.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 23

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
In Canada, various levels of government have been working to address water issues including use, quality and management. Recent areas of focus include water allocation, regional watershed protection, protection of drinking water, water pricing and a national water quality index.
We established a goal in May 2008 to reduce water use at our cellulose fibers mills 20 percent by 2012, using a 2007 baseline. We achieved a 19 percent water use reduction in 2012 compared to our 2007 baseline.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 24

FORWARD-LOOKING STATEMENTS
This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements:

•	are based on various assumptions we make, and

•	may not be accurate because of risks and uncertainties surrounding the assumptions we make.
Factors listed in this section, as well as other factors not included, may cause our actual results to differ from our forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. Or if any of the events occur, there is no guarantee what effect it will have on our operations or financial condition.
We will not update our forward-looking statements after the date of this report.
FORWARD-LOOKING TERMINOLOGY
Some forward-looking statements discuss our plans, strategies and intentions. They use words such as expects, may, will, believes, should, approximately, anticipates, estimates, projects, intends, and plans. In addition, these words may use the positive or negative or other variations of those terms.
STATEMENTS
We make forward-looking statements in this report, including with respect to estimated tax rates, future dividends, future pretax charges, expected results of litigation and the sufficiency of litigation reserves, anticipated effects of regulatory rulemaking, our expected capital expenditures for 2014, our expectations relating to pension contributions and benefit payments, additional optionality for future harvests as a result of the Longview Timber acquisition and recognition of certain tax benefits in the future. Such forward-looking statements also include statements regarding the proposed transaction with TRI Pointe relating to our homebuilding and real estate development business, the anticipated timing and benefits of such transaction, assets that may be excluded from such transaction, and tax implications relating to such transaction.
In addition, we base our forward-looking statements on the expected effect of:

•	the economy,

•	regulations,

•	adverse litigation outcomes and the adequacy of reserves,

•	changes in accounting principles,

•	contributions to pension plans,

•	projected benefit payments,

•	projected tax rates and credits, and

•	other related matters.
RISKS, UNCERTAINTIES AND ASSUMPTIONS
Major risks and uncertainties, and assumptions that we make, that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	level of competition from domestic and foreign producers;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestations and other natural disasters;

•	energy prices;

•	the successful execution of our internal plans and strategic initiatives;

•	transportation costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	our ability to successfully integrate operations of Longview Timber and realize expected benefits from the acquisition;

•
our and TRI Pointe's ability to complete the transaction relating to our homebuilding and real estate development business, as described above, on the anticipated terms and schedule, including the ability to obtain shareholder and regulatory approvals and the anticipated tax treatment of the transactions and related transactions; and

•	other factors described under Risk Factors.
EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia, especially Japan and China;

•	currency exchange rates, particularly the relative value of the U.S. dollar to the euro and the Canadian dollar, and the relative value of the euro to the yen; and

•	restrictions on international trade or tariffs imposed on imports.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 25

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
The overall levels of demand for the products we manufacture and distribute reflect fluctuations in levels of end-user demand which consequently impact our sales and profitability. End-user demand depends in part on general macroeconomic conditions in North America and worldwide as well as on local economic conditions. Current economic conditions in the United States reflect growth below historical trends, moderately improving consumer confidence and general business uncertainty, fueled by fiscal concerns within the U.S. as well as global economic issues such as slowing growth and rising inflation in emerging countries. The homebuilding industry (including our Real Estate business), has recently experienced increased demand for new homes resulting in falling inventories, which contributed to some improvement in selling prices for new and existing homes. This improvement is highly dependent on continued improvement in the overall economy, the relative health of which has been subject to the numerous shocks and obstacles, including those mentioned earlier. Our Wood Products segment is highly dependent on the strength of the homebuilding industry. The decline in home construction activity over the past several years, which occurred as a result of the credit bubble and recession, resulted in depressed prices of and demand for wood products and building materials. This was reflected in lower prices and demand for logs and reduced harvests in our Timberland segment. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions. Those conditions improved recently for some sectors such as homebuilding and wood products, while other sectors such as cellulose fibers have been adversely impacted by the slowdown in global economic growth, as this is a major driver of demand for products made from cellulose fibers.

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
Oversupply of products also may result from producers introducing new capacity or increasing harvest levels in response to favorable short-term pricing trends. Industry supplies of pulp also are influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar in recent years has improved the company’s competitive position, the recent strengthening of the U.S. dollar and decreases in demand for consumer products in emerging markets may result in lower prices. Continuation of these factors could materially and adversely affect sales volumes and margins of our operations..

HOMEBUILDING MARKET AND ECONOMIC RISKS
High unemployment, low demand and low levels of consumer confidence can adversely affect our business and results of operations.
Many of our businesses are dependent upon the health of the U.S. housing market. Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The legacy of the housing bubble, its collapse and ensuing credit crisis has been one of tightened credit requirements and a reduced number of mortgage loans available for financing home purchases. Credit conditions have begun to ease, but remain significantly more restrictive than prior to the housing bubble. Demand for new homes also has been adversely affected by factors such as continued high unemployment and weak consumer confidence. Additionally, rising student loan debt among younger adults is limiting access to mortgage financing and home ownership. Foreclosure rates and distress sales of houses, while still at elevated levels, have fallen and are less of an impact compared to the years immediately following the housing collapse.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 26

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
Upset financial or credit market conditions can impair the company’s ability to borrow money or otherwise access credit markets on terms acceptable to us, which may, among other impacts, reduce our ability to take advantage of growth and expansion opportunities. Similarly, our customers may be unable to borrow money to fund their operations. Similarly, deteriorating or volatile market conditions could have an adverse effect on our customers and suppliers and their ability to purchase our products or sell products to us.

CHANGES IN CREDIT RATINGS
Changes in credit ratings issued by nationally recognized rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
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
Our results may be adversely affected by a change in our product mix or pricing. If we are not successful in implementing previously announced or future price increases, or plans to move customers to higher-priced products, or if there are delays in acceptance of price increases or failure of customers to accept higher-priced products our results of operations and financial condition could be materially adversely affected. Moreover, price discounting, if required to maintain our competitive position, could result in lower than anticipated price realizations.

INTENSE COMPETITION
We face intense competition in our markets, and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.
We compete with North American and, for many of our product lines, global producers, some of which may have greater financial resources and lower production costs than we do. The principal basis for competition for many of our products is selling price. Our ability to maintain satisfactory margins depends in large part on our ability to control our costs. Our industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. If we are unable to compete effectively, such failure could have a material adverse effect on our business, financial condition and results of operations.
Another emerging form of competition is between brands of sustainably produced products; customer demand for certain brands could reduce competition among buyers for our products or cause other adverse effects.
In North America, our forests are third party-certified to the Sustainable Forestry Initiative (SFI®) standard. Some of our customers have expressed a preference in certain of our product lines for products made from raw materials sourced from forests certified to different standards, including standards of the Forest Stewardship Council (FSC). If and to the extent that this preference becomes a customer requirement, there may be reduced demand and lower prices for our products relative to competitors who can supply products sourced from forests certified to competing certification standards. If we seek to comply with such other standards, we could incur materially increased costs for our operations or be required to reduce harvest levels. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in the harvest levels of some of our timberlands, most notably in the Pacific Northwest.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 27

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
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages,

•	prolonged power failures,

•	equipment failure,

•	a chemical spill or release,

•	explosion of a boiler,

•	the effect of a drought or reduced rainfall on its water supply,

•	labor difficulties,

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels,

•	fires, floods, windstorms, earthquakes, hurricanes or other catastrophes,

•	terrorism or threats of terrorism,

•	governmental regulations, and

•	other operational problems.
Any such downtime or facility damage could prevent us from meeting customer demand for our products or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and income.

STRATEGIC INITIATIVES
Our business and financial results may be adversely impacted if we are unable to successfully execute on important strategic initiatives.
There can be no assurance that we will be able to successfully implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include, among others: maximizing cash flow through operational excellence; reducing costs to achieve industry-leading cost structure; and innovating in higher-margin products.

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
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•	air emissions,

•	wastewater discharges,

•	harvesting and other silvicultural activities,

•	forestry operations and endangered species habitat protection,

•	surface water management,

•	the storage, management and disposal of hazardous substances and wastes,

•	the cleanup of contaminated sites,

•	landfill operation and closure obligations,

•	building codes, and

•	health and safety matters.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 28

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
We have manufacturing operations in Canada, Poland, Uruguay and Brazil. We are also a large exporter and compete with producers of products very similar to ours. Therefore, we are affected by changes in the strength of the U.S. dollar relative to the Canadian dollar, euro and yen, and the strength of the euro relative to the yen.

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

PEOPLE
Our business is dependent upon attracting, retaining and developing key personnel.
We believe that our success depends, to a significant extent, upon our ability to attract, retain and develop key senior management and operations management personnel. Our failure to recruit, retain, and develop these key personnel could adversely affect our financial condition or results of operations.

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 29

Certain of our business activities are subject to corporate-level income tax and potentially subject to prohibited transactions tax.
Under the Internal Revenue Code, REITs generally must engage in the ownership and management of income producing real estate. For the Company, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, and the development or sale of certain timberlands, the manufacture and sale of pulp products, the development of real estate, the building and sale of single-family houses and the development and sale of land and lots for real estate development are conducted through one or more of our wholly-owned taxable REIT subsidiaries (TRSs) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner we believe that we satisfy the REIT requirements of the Internal Revenue Code and are not subject to the 100 percent tax that could be imposed if a REIT were to conduct a prohibited transaction. The net income of our TRSs is subject to corporate-level income tax.
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
The costs and other effects of pending litigation against us and related insurance recoveries cannot be determined with certainty. Although the disclosure in Note 17: Legal Proceedings, Commitments and Contingencies of Notes to Consolidated Financial Statements contains management’s current views of the effect such litigation will have on our financial results, there can be no assurance that the outcome of such proceedings will be as expected.
It is possible that there could be adverse judgments against us in some or all major litigation against us and that we could be required to take a charge and make cash payments for all or a portion of any damage award. Any such charge or cash payment could materially and adversely affect our results of operations or cash flows for the quarter or year in which we record or pay it.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 30

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

ACQUISITION OF LONGVIEW TIMBER LLC
We may fail to realize the full benefits anticipated as a result of the acquisition of Longview Timber LLC.
There are a number of risks and uncertainties relating to our recent acquisition of Longview Timber LLC. The ultimate success of the acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Longview Timber. We may not fully realize our expected business opportunities, synergies and growth prospects. Integrating operations may require significant efforts and expenditures from us. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the operations or assets of Longview Timber or take write-offs or impairment charges or recognize amortization expenses resulting from the acquisition and may be subject to unanticipated or unknown liabilities relating to Longview Timber and its business. If any of these factors limit our ability to fully integrate the businesses successfully or on a timely basis, the expectations of future results of operations following the acquisition might not be met.

REAL ESTATE TRANSACTION
The Real Estate transaction may not be completed on the terms or timeline currently contemplated, or at all.
On November 4, 2013, we announced that the Company and Weyerhaeuser Real Estate Company, an indirect wholly owned subsidiary of the Company (“WRECO”), had entered into a Transaction Agreement dated November 3, 2013 with TRI Pointe Homes, Inc. ("TRI Pointe") and one of TRI Pointe’s subsidiaries (“Merger Sub”). Pursuant to the Transaction Agreement, Weyerhaeuser Company will distribute all the shares of common stock of WRECO to its shareholders (i) on a pro rata basis, (ii) in an exchange offer or (iii) in a combination thereof (the “Distribution”). Immediately following the Distribution, Merger Sub will merge with and into WRECO (the “Merger”), with WRECO surviving the Merger and becoming a wholly owned subsidiary of TRI Pointe.
The consummation of the transaction is subject to numerous conditions, including (i) consummation of certain financings and transactions contemplated by the Transaction Agreement, (ii) the receipt of TRI Pointe stockholder approval, (iii) the receipt of applicable regulatory approvals, (iv) the receipt of certain tax opinions, and (v) other customary closing conditions. We can make no assurances that the transaction will be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend significant management time and resources and incur significant expenses due to legal, advisory and financial services fees related to the transaction.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

STOCK-PRICE VOLATILITY
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under "Risks Related to our Industries and Business" and the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results,

•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments,

•	our growth rate and our competitors’ growth rates,

•	the financial market and general economic conditions,

•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock,

•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock,

•	changes in accounting principles, and

•	changes in tax laws and regulations.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 31

PREFERENCE SHARES
Our common shares will rank junior to our mandatory convertible preference shares with respect to dividends and amounts payable in the event of our liquidation.
Our common shares will rank junior to our mandatory convertible preference shares with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means that, unless full cumulative dividends have been paid or set aside for payment on all outstanding mandatory convertible preference shares for all past dividend periods and the then current dividend period, no dividends may be declared or paid on our common shares. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common shares until we have paid to holders of the mandatory convertible preference shares a liquidation preference equal to $50.00 per share plus accrued and unpaid dividends.
Certain provisions in the mandatory convertible preference shares could delay or prevent an otherwise beneficial takeover or takeover attempt of us and, therefore, the ability of holders to exercise their rights associated with a potential fundamental change.
Certain provisions in our mandatory convertible preference shares could make it more difficult or more expensive for a third party to acquire us. For example, if a fundamental change were to occur on or prior to July 1, 2016, holders of the mandatory convertible preference shares may have the right to convert their mandatory convertible preference shares, in whole or in part, at an increased conversion rate and will also be entitled to receive a fundamental change dividend make-whole amount equal to the present value of all remaining dividend payments on their mandatory convertible preference shares. These features of the mandatory convertible preference shares could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

LEGAL PROCEEDINGS
See Note 17: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements for a summary of legal proceedings.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 32

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange and

•	Chicago Stock Exchange
As of December 31, 2013, there were 8,859 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2013 and 2012 are included in Note 24: Selected Quarterly Financial Information (unaudited) in the Notes to Consolidated Financial Statements.
INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES TO BE ISSUED UPON EXERCISE)
Equity compensation plans approved by security holders(1)	20,397,209	$23.12	19,902,470
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	20,397,209	$23.12	19,902,470
(1)   Includes 1,546,348 restricted stock units and 1,101,523 performance share units. Because there is no exercise price associated with restricted stock units and performance share units, such stock units are not included in the weighted average price calculation.

INFORMATION ABOUT COMMON STOCK REPURCHASES
We did not repurchase any common shares in 2013 or 2012. During 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our Board of Directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During 2011, we repurchased 1,089,824 shares of common stock for $17 million under the 2011 program. As of December 31, 2013, we had remaining authorization of $233 million for future share repurchases.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index
Performance Graph Assumptions

•	Assumes $100 invested on December 31, 2008 in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.

•	Total return assumes dividends received are reinvested at month end.

•	Measurement dates are the last trading day of the calendar year shown.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 33

SELECTED FINANCIAL DATA
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER COMMON SHARE
	2013	2012	2011	2010	2009
Diluted earnings (loss) from continuing operations attributable to Weyerhaeuser common shareholders	$0.95	0.71	0.59	3.96	(2.38)
Diluted earnings (loss) from discontinued operations attributable to Weyerhaeuser common shareholders(1)	—	—	0.02	0.03	(0.20)
Diluted net earnings (loss) attributable to Weyerhaeuser common shareholders	$0.95	0.71	0.61	3.99	(2.58)
Dividends paid per common share	$0.81	0.62	0.60	26.61	0.60
Weyerhaeuser shareholders’ interest (end of year)	$11.64	7.50	7.95	8.60	19.13
FINANCIAL POSITION
	2013	2012	2011	2010	2009
Total assets	$14,498	12,592	12,634	13,464	15,319
Total long-term debt	$4,891	4,291	4,478	5,060	5,686
Weyerhaeuser shareholders’ interest	$6,795	4,070	4,263	4,612	4,044
Percent earned on average Weyerhaeuser shareholders’ interest	9.9%	9.2%	7.5%	29.6%	(12.3)%
OPERATING RESULTS
	2013	2012	2011	2010	2009
Net sales	$8,529	7,059	6,216	5,954	5,068
Earnings (loss) from continuing operations	$563	384	319	1,274	(525)
Discontinued operations, net of income taxes(1)	—	—	12	9	(43)
Net earnings (loss)	563	384	331	1,283	(568)
Net loss (earnings) attributable to noncontrolling interest	—	1	—	(2)	23
Net earnings (loss) attributable to Weyerhaeuser	563	385	331	1,281	(545)
Dividends on preference shares	(23)	—	—	—	—
Net earnings (loss) attributable to Weyerhaeuser common shareholders	$540	385	331	1,281	(545)
CASH FLOWS
	2013	2012	2011	2010	2009
Net cash from operations	$1,004	581	291	689	(203)
Cash from investing activities	$(1,829)	(192)	122	164	276
Cash from financing activities	$762	(444)	(927)	(1,255)	(498)
Net change in cash and cash equivalents	$(63)	(55)	(514)	(402)	(425)
STATISTICS (UNAUDITED)
	2013	2012	2011	2010	2009
Number of employees	13,700	13,200	12,800	14,250	14,888
Number of common shareholder accounts at year-end	8,859	9,227	9,724	10,050	10,577
Number of common shares outstanding at year-end (thousands)	583,548	542,393	536,425	535,976	211,359
Weighted average common shares outstanding – diluted (thousands)	571,239	542,310	539,879	321,096	211,342

(1)	See Note 5: Discontinued Operations in the Notes to Consolidated Financial Statements.

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 34

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS
In 2013, the U.S. economy continued to advance at a sluggish pace. Growth in the U.S. economy was hindered by fiscal issues which included the fiscal cliff, sequestration and a budget impasse which caused a partial shutdown of the government for 16 days. Private sector growth was an area of comparative strength, but not without incident, as hints of tapering of the Federal Reserve asset purchases caused an abrupt rise in interest rates which rattled markets. These factors significantly affected the economy, limiting anticipated improvements in key economic indicators. The U.S. housing market, while affected by these factors, continued to show signs of improvement in 2013 as lower inventories of new and existing homes led to increases in new home construction and rises in home values. The strength of the U.S. housing market strongly affects our Real Estate, Wood Products and Timberlands segments.
Real Estate focuses on building single-family homes. As published by the U.S. Census Bureau, total U.S. housing starts for 2013 were 923 thousand units, with single family units accounting for 618 thousand of the total. This represents a 15 percent increase in single family starts from 2012, which was 535 thousand units. Multifamily construction also increased in 2013 to 305 thousand units compared with 246 thousand in 2012. While a significant improvement, current housing demand remains well below 1 million or more single family starts, the typical level during the 15-year period of 1992-2007. In 2013, new home sales in the U.S. averaged 430 thousand units. This level represents a 17 percent increase over 2012.
Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for wood products has continued to improve as housing starts have increased. This has resulted in higher prices than those observed in 2012. Prices for most commodity wood products were higher in 2013, with the greatest increases observed in Douglas fir lumber and oriented strand board (OSB). Higher prices led to improved industry operating rates for lumber and OSB. Despite the improvement, demand for both lumber and panels remain below peak levels.
Demand for logs from our Timberlands segment is affected by the production of wood-based building products as well as export demand. In the South, several years of deferred harvest due to weak demand have created increased inventories and as a result southern pine log prices were modestly higher in 2013 while western log prices, helped by resurgent demand from China and Japan, increased more substantially in 2013.
Cellulose Fibers is primarily affected by global demand and the relative strength of the U.S. dollar. The U.S. dollar was relatively stable compared to most global currencies during 2013 with some notable exceptions. The volatility which characterized the Euro in 2012 was mostly absent in 2013. The U.S. dollar weakened slightly against the euro for much of 2013, which improved our pulp mills competitiveness against competitors with euro denominated costs and had a positive effect on Cellulose Fibers pricing. Demand in the key global economies of Europe and China improved from 2012.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 35

FINANCIAL PERFORMANCE SUMMARY
Net Sales by Segment
Contribution (Charge) to Pretax Earnings by Segment, Excluding Discontinued Operations

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 36

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.

CONSOLIDATED RESULTS
HOW WE DID IN 2013
Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$8,529	$7,059	$6,216	$1,470	$843
Operating income	$747	$735	$594	$12	$141
Earnings from discontinued operations, net of tax	$—	$—	$12	$—	$(12)
Net earnings attributable to Weyerhaeuser common shareholders	$540	$385	$331	$155	$54
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.95	$0.71	$0.62	$0.24	$0.09
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.95	$0.71	$0.61	$0.24	$0.10
COMPARING 2013 WITH 2012
Net Sales
Net sales increased $1,470 million — 21 percent — primarily due to the following:

•	Wood Products segment sales increased $951 million, primarily due to higher sales realizations and higher sales volumes across all major product lines.

•	Timberlands segment sales increased $266 million, primarily due to higher export and domestic log prices, increased sales volumes and the purchase of Longview Timber.

•	Real Estate segment sales increased $205 million, primarily due to increased home closings and improved average prices for homes closed.

•	Cellulose Fibers segment sales increased $48 million primarily due to increased sales volumes.
Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $155 million — 40 percent — primarily due to the following:

•
a $537 million increase in gross margin in our Wood Products, Timberlands and Real Estate segments. Our Wood Products and Timberlands segment increases were primarily due to higher sales realizations and sales volumes. Increased gross margin in our Real Estate segment was primarily due to increased single-family home closings and improved average prices for homes closed.

•	a $184 million change in income taxes from an expense in 2012 to a benefit in 2013 primarily related to a previously unrecognized tax benefit recorded in 2013.
These increases in our earnings were partially offset by:

•
a $358 million increase in charges for restructuring, closure and asset impairments primarily related to a non-cash impairment charge relating to a large master-planned community in our Real Estate segment;

•	a $155 million decrease in other operating income, primarily due to a $103 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment; and

•	a $45 million increase in our selling, general and administrative expenses.
COMPARING 2012 WITH 2011
Net Sales
Net sales increased $843 million — 14 percent — primarily due to the following:

•	Wood Products segment sales increased $782 million, primarily due to higher sales volumes across all major product lines and improved selling prices for structural lumber, OSB and plywood.

•
Real Estate segment sales increased $232 million, primarily due to the sale of a 3,200 acre master planned community in Houston, Texas, sale of commercial acreage and multi-family lots in southern California and increased home closings.

These increases were partially offset by a decrease of $204 million in Cellulose Fibers segment sales, primarily due to lower pulp price realizations.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 37

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

TIMBERLANDS
HOW WE DID IN 2013
We report sales volume and annual production data for our Timberlands business segment in Our Business/What We Do/Timberlands.
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the last three years:
Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales to unaffiliated customers:
Logs:
West	$828	$559	$545	$269	$14
South	256	233	196	23	37
Canada	19	19	17	—	2
Total	1,103	811	758	292	53
Pay as cut timber sales	9	13	7	(4)	6
Chip sales	9	18	19	(9)	(1)
Timberlands exchanges(1)	65	59	77	6	(18)
Higher and better-use land sales(1)	19	22	25	(3)	(3)
Minerals, oil and gas	32	31	53	1	(22)
Products from international operations(2)	90	106	86	(16)	20
Other products	16	17	19	(1)	(2)
Subtotal sales to unaffiliated customers	1,343	1,077	1,044	266	33
Intersegment sales:
United States	518	447	424	71	23
Other	281	236	222	45	14
Subtotal intersegment sales	799	683	646	116	37
Total	$2,142	$1,760	$1,690	$382	$70
Net contribution to earnings	$470	$322	$491	$148	$(169)
(1)   Significant disposition of higher and better use timberland and some non-strategic timberlands are made through subsidiaries.
(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for cash and assumed debt. The sales and net contribution to earnings of our acquired entity from the acquisition date to the end of the year are included in the West results of our Timberlands segment. Longview Timber was and continues to be a supplier to our Wood Products segment and those sales are shown in intersegment sales. More information on this transaction can be found in Note 3: Longview Timber Purchase in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 38

COMPARING 2013 WITH 2012
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers increased $266 million — 25 percent — primarily from the following:

•
Western log sales increased $269 million due to higher export and domestic log prices and a 31 percent increase in sales volume as a result of increased export and domestic demand and the purchase of Longview Timber; and

•	Southern log sales increased $23 million due to higher log prices and a 6 percent increase in sales volume as the result of increased thinning activity.
These increases were partially offset by:

•	a $16 million decrease in sales from our International operations primarily due to a shift toward internal sales of manufactured products; and

•	a $9 million decrease in chip sales.
Intersegment Sales
Intersegment sales increased $116 million — 17 percent — primarily due to the following:

•	a $71 million increase, primarily due to higher log prices and increased volume in our legacy Western timberlands and the South and the purchase of Longview Timber; and

•	a $45 million increase due to higher log prices in Canada.
Net contribution to earnings
Net contribution to earnings increased $148 million — 46 percent — primarily from:

•	a $104 million increase due to higher sales volumes and demand for export and domestic logs in our legacy Western timberlands. Harvest levels increased 5 percent in our legacy Western timberlands;

•	a $49 million increase due to higher log prices in our legacy Western timberlands and the South; and

•	a $36 million increase due to the purchase of Longview Timber.
These increases were partially offset by:

•	a $30 million increase in operating costs in our legacy Western timberlands primarily due to a higher mix of higher cost logs from internal and outside purchases and increased silviculture costs; and

•	$14 million increase in selling, general and administrative costs, excluding Longview Timber.
COMPARING 2012 WITH 2011
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers increased $33 million — 3 percent — primarily due to the following:

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
Intersegment Sales
Intersegment sales increased $37 million — 6 percent — primarily from the following:

•	a $23 million increase due to higher sales volumes in the West and South, partially offset by lower log prices in the South; and

•	a $14 million increase due to increased Canadian log and chip sales volumes.
Net contribution to earnings
Net contribution to earnings decreased $169 million — 34 percent — primarily from the following:

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 39

WOOD PRODUCTS
HOW WE DID IN 2013
We report sales volume and annual production data for our Wood Products business segment in Our Business/What We Do/Wood Products.
Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales:
Structural lumber	$1,873	$1,400	$1,087	$473	$313
Engineered solid section	353	279	235	74	44
Engineered I-joists	247	190	161	57	29
Oriented strand board	809	612	354	197	258
Softwood plywood	144	115	66	29	49
Other products produced	171	167	142	4	25
Other products purchased for resale	412	295	231	117	64
Net sales from continuing operations	$4,009	$3,058	$2,276	$951	$782
Net contribution to earnings from continuing operations	$441	$120	$(243)	$321	$363
Net contribution to earnings from discontinued operations	—	—	(25)	—	25
Net contribution to earnings	$441	$120	$(268)	$321	$388
COMPARING 2013 WITH 2012
Overall performance in our Wood Products segment improved year over year. We continue to focus on reducing costs and increasing revenues by broadening our customer base, introducing new products, growing our specialty, as well as commodity building products business and improving our operational capabilities. These improvement efforts and better market conditions, have resulted in higher production rates in all primary product lines.
Net Sales
Net sales increased $951 million — 31 percent — primarily due to the following:

•	Structural lumber shipment volumes increased 10 percent and average sales realizations increased 22 percent.

•	OSB shipment volumes increased 11 percent and average sales realizations increased 20 percent.

•	Engineered solid section shipment volumes increased 18 percent and average sales realizations increased 7 percent.

•	Engineered I-joist shipment volumes increased 16 percent and average sales realizations increased 11 percent.

•	Softwood plywood shipment volumes increased 18 percent and average sales realizations increased 6 percent.

•	Complementary products purchased for resale increased 40 percent.
Net Contribution to Earnings
Net contribution to earnings increased $321 million primarily from:

•	a $454 million increase, primarily due to higher sales realizations across all major product lines;

•	a $58 million increase in sales volumes across all major products; and

•	a $14 million increase in other products improvements.
These increases were partially offset by:

•	an $88 million increase in log cost due to continued strong lumber demand and increasing log prices;

•	a $51 million increase in freight expense due to higher shipment volumes;

•	a $38 million increase in manufacturing costs due to higher raw material, maintenance and labor costs; and

•	a $27 million increase in selling, general and administrative costs.
COMPARING 2012 WITH 2011
Restructuring, Closures and Asset Impairments
During 2011, we recognized $29 million of impairment charges in the Wood Products segment primarily related to the decision to permanently close four engineered lumber facilities that had been previously indefinitely closed. These facilities are located in Albany, Oregon; Dodson, Louisiana; Pine Hill, Alabama; and Simsboro, Louisiana. Total restructuring, closures and asset impairment charges in 2011 for the segment were $64 million and 2012 were not significant.
Net Sales
Net sales and revenues increased $782 million — 34 percent — primarily due to the following:

•	Structural lumber shipment volumes increased 12 percent and average price realizations increased 15 percent.

•	OSB shipment volumes increased 27 percent and average price realizations increased 36 percent.

•	Engineered solid section shipment volumes increased 25 percent.

•	Engineered I-joist shipment volumes increased 19 percent.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 40

•	Softwood plywood shipment volumes increased 37 percent and average price realizations increased 28 percent.

•	Other products produced increased 18 percent.

•	Other products purchased for resale increased 28 percent.

The above items were partially offset by a decrease of 6 percent in engineered solid section average price realizations.
Net Contribution to Earnings
Net contribution to earnings increased $388 million primarily from:

•	a $363 million increase as higher lumber, OSB and plywood price realizations more than offset lower prices for engineered I-joists and engineered solid section:

•	a $58 million decrease in charges for restructuring, closures and asset impairments;

•	a $25 million loss from discontinued operations included in 2011 earnings; and

•	a $23 million increase in sales volumes across all products.
These changes were partially offset by a $51 million increase in freight expense due to higher shipment volumes.

CELLULOSE FIBERS
HOW WE DID IN 2013
We report sales volume and annual production data for our Cellulose Fibers business segment in Our Business/What We Do/Cellulose Fibers.
Here is a comparison of net sales and net contribution to earnings for the last three years:
Net Sales and Net Contribution to Earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales:
Pulp	$1,501	$1,433	$1,617	$68	$(184)
Liquid packaging board	326	332	346	(6)	(14)
Other products	75	89	95	(14)	(6)
Total	$1,902	$1,854	$2,058	$48	$(204)
Net contribution to earnings	$200	$223	$452	$(23)	$(229)
COMPARING 2013 WITH 2012
Net Sales
Net sales increased $48 million — 3 percent — primarily due to:

•	Increased sales volumes of 6 percent for pulp, resulting from increased demand, which was partially offset by decreased pulp sales realizations of $9 per ton — 1 percent.

•	Liquid packaging board sales realizations decreased $82 per ton — 7 percent — resulting primarily from mix of products.
Net Contribution to Earnings
Net contribution to earnings decreased $23 million — 10 percent — primarily due to:

•	a $25 million decrease in liquid packaging sales realizations; and

•	a $17 million decrease in pulp sales realizations;
These decreases were partially offset by a $16 million decrease in chemical and energy costs.
COMPARING 2012 WITH 2011
Net Sales
Net sales decreased $204 million — 10 percent — primarily due to:

•
Pulp sales realizations decreased $108 per ton — 12 percent — resulting from weak global economies and a weak euro. The effect of the price decrease was partially offset by an improved sales mix to higher valued products.

•	Sales volumes for liquid packaging board decreased 8,000 tons — 3 percent — as the result of weaker demand in Japan.
Net Contribution to Earnings
Net contribution to earnings decreased $229 million — 51 percent — primarily due to:

•	a $190 million decrease due to lower pulp sales realizations, partially offset by an improved sales mix to higher value products; and

•	a $35 million increase in chemical, freight, warehousing and other operating costs.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 41

REAL ESTATE
HOW WE DID IN 2013
We report single-family unit statistics for our Real Estate business segment in Our Business/What We Do/Real Estate.
Here is a comparison of net sales and net contribution to earnings for the last three years:
Net Sales and Net Contribution to Earnings for Real Estate

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales:
Single-family housing	$1,219	$870	$768	$349	$102
Land	52	193	67	(141)	126
Other	4	7	3	(3)	4
Total	$1,275	$1,070	$838	$205	$232
Net contribution to earnings	$(231)	$105	$58	$(336)	$47
On June 16, 2013, we announced that our Board of Directors authorized the exploration of strategic alternatives with respect to Weyerhaeuser Real Estate Company (WRECO), our homebuilding and real estate development business. The Board indicated that it intended to consider a broad range of alternatives including, but not limited to, continuing to operate WRECO, or a merger, sale or spin-off of the business. On November 4, 2013, we announced that we had entered into a transaction agreement dated as of November 3, 2013 with TRI Pointe Homes, Inc. (TRI Pointe). Pursuant to the transaction agreement, WRECO will be divested through a Reverse Morris Trust transaction and ultimately become a wholly owned subsidiary of TRI Pointe. More information on this transaction can be found in Note 4: WRECO Divestiture in the Notes to Consolidated Financial Statements and on our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2013.
COMPARING 2013 WITH 2012
Net Sales
Net sales increased $205 million — 19 percent — primarily due to an increase of $349 million in revenue from single-family home sales. Home closings increased 27 percent from 2,314 in 2012 to 2,939 in 2013. The average price of homes closed increased 10 percent from $376,000 in 2012 to $415,000 in 2013. On a same store basis, prices have increased across all markets. Our margins have remained steady across all markets.
This was partially offset by a decrease of $141 million in revenue from land and lot sales. 2012 included the sale of a 3,200-acre master planned community in Houston, Texas. The 2013 land and lot sales were primarily residential lot sales and an acreage sale related to a school site.
Net Contribution to Earnings
Net contribution to earnings decreased $336 million, primarily due to:

•
a $351 million increase in charges for impairments and restructuring including a $343 million impairment of Coyote Springs and $6 million restructuring costs related to Real Estate divestiture in 2013; and

•	a $60 million decrease in contributions to earnings from land and lot sales.
These decreases were partially offset by a $73 million increase in contribution for single-family operations due to higher volume and higher average sales prices of homes closed. Single-family gross margins improved to 22.0 percent in 2013 compared to 20.3 percent in 2012, reflecting changes in mix.
COMPARING 2012 WITH 2011
Net Sales
Net sales increased $232 million — 28 percent — primarily due to:

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 42

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
Net Contribution to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Unallocated corporate function expenses	$(15)	$(22)	$(44)	$7	$22
Unallocated share-based compensation	(8)	(16)	(5)	8	(11)
Unallocated pension and postretirement costs	(40)	(29)	(26)	(11)	(3)
Foreign exchange gains (losses)	(7)	7	(5)	(14)	12
Elimination of intersegment profit in inventory and LIFO	15	(16)	(25)	31	9
Other	(67)	56	(45)	(123)	101
Operating income (loss)	(122)	(20)	(150)	(102)	130
Interest income and other	47	38	33	9	5
Net contribution to earnings from continuing operations	(75)	18	(117)	(93)	135
Net contribution to earnings from discontinued operations	—	—	45	—	(45)
Net contribution to earnings	$(75)	$18	$(72)	$(93)	$90
Interest income and other Unallocated Items in 2013 included a $10 million pretax gain for the sale of part of our investment in Liaison Technologies Inc. See Note 9: Equity Affiliates in the Notes to Consolidated Financial Statements for more information.
Other Unallocated Items in 2012 included a gain of $103 million related to a postretirement plan amendment. See Note 10: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for more information.

INTEREST EXPENSE
Our net interest expense incurred for the last three years was:

•	$371 million in 2013,

•	$348 million in 2012 and

•	$384 million in 2011.
Increases (reductions) in our amount of outstanding debt were:

•	$600 million in 2013,

•	$(187) million in 2012 and

•	$(583) million in 2011.
In connection with repayments, included in our net interest expense, we recognized the following pretax losses on early extinguishment of debt:

•	$25 million in 2013 and

•	$26 million in 2011.
Interest expense in 2013 includes $11 million in fees related to a bridge loan we did not use in the acquisition of Longview Timber that was expensed. Excluding this item and loss on early extinguishment of debt, interest expense decreased due to lower average interest rate on remaining debt.

INCOME TAXES
Our provision (benefit) for income taxes for our continuing operations over the last three years was:

•	$(129) million in 2013,

•	$55 million in 2012 and

•	$(62) million in 2011.
During 2013, we recorded the following tax benefits or charges:

•	a $193 million tax benefit related to unrecognized tax benefits and

•	a $21 million tax charge related to the repatriation of Canadian earnings.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 43

During 2012, we recorded the following tax benefits or charges:

•	a $36 million tax charge related to a previously announced postretirement plan amendment and

•	a $12 million tax benefit related to income tax settlements.
During 2011, we recorded the following tax benefits or charges:

•	a $76 million tax benefit related to foreign tax credits associated with the repatriation of Canadian earnings,

•	a $57 million tax charge resulting from the sale of non-strategic timberlands and

•	a $10 million tax benefit due to the early extinguishment of debt.
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
The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

AMOUNTS PER SHARE
	2013	2012	2011
Capital gain dividend	$0.81	$0.62	$0.60
Non-taxable return of capital	—	—	—
Total distributions	$0.81	$0.62	$0.60

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound, conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to major financial markets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees, suppliers and others;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.
Consolidated net cash provided by our operations was:

•	$1,004 million in 2013,

•	$581 million in 2012 and

•	$291 million in 2011.
COMPARING 2013 WITH 2012
Net cash provided by operations increased $423 million in 2013 as compared with 2012, primarily due to a $1,476 million increase in cash received from customers partially offset by a $1,031 million increase in cash paid to employees, suppliers and others as sales and production increased in our Wood Products, Timberlands and Real Estate segments. Receivables, primarily in our Wood Products segment, increased significantly in 2013 compared to 2012 as sales increased.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 44

Pension Contributions and Benefit Payments Made and Expected
During 2013, we:

•	contributed $79 million for our Canadian registered plan in accordance with minimum funding rules and respective provincial regulations;

•	contributed to or made benefit payments for our Canadian nonregistered pension plans of $3 million;

•	made benefit payments of $21 million for our U.S. nonqualified pension plans; and

•	made benefit payments of $34 million for our U.S. and Canadian other postretirement plans.
There was no minimum required contribution for our U.S. qualified plan for 2013, nor were any contributions made to this plan in 2013.
During 2014, based on estimated year-end assets and projections of plan liabilities, we expect to:

•	be required to contribute approximately $53 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $20 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $35 million for our U.S. and Canadian other postretirement plans.
We do not anticipate a contribution being required to our U.S. qualified pension plan for 2014.

INVESTING IN OUR BUSINESS
Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.
Consolidated net cash provided by (used in) investing activities was:

•	$(1,829) million in 2013,

•	$(192) million in 2012 and

•	$122 million in 2011.
Longview Timber Purchase
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. More information can be found in Note 3: Longview Timber Purchase in the Notes to Consolidated Financial Statements and the "Cash from financing activities" section below.
Three-Year Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Timberlands	$73	$60	$53
Wood Products	113	56	35
Cellulose Fibers	92	160	146
Real Estate	10	4	3
Unallocated Items	5	5	1
Discontinued operations	—	—	3
Total	$293	$285	$241
We anticipate that our net capital expenditures for 2014 — excluding acquisitions — to approximate $390 million. However, that amount could change due to:

•	future economic conditions,

•	environmental regulations,

•	weather and

•	timing of equipment purchases.
VARIABLE INTEREST ENTITIES
In 2013, we repaid a $162 million note and received $184 million related to one of our timber monetization special-purpose entities (SPEs) undertaken in 2003. Net proceeds were $22 million. More information about these entities, which were formed in connection with the sale of nonstrategic timberlands in 2003, can be found in Note 11: Variable Interest Entities in the Notes to Consolidated Financial Statements and our annual report on Form 10-K for 2003.
EQUITY AFFILIATES
In 2013, we sold part of our investment in Liaison Technologies Inc. and received $10 million in cash, which is recorded in "Other" in the "Cash flows from investing activities" in our Consolidated Statement of Cash Flows. See Note 9: Equity Affiliates in the Notes to Consolidated Financial Statements for more information.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 45

PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS
Proceeds received from the sale of nonstrategic assets over the last three years were:

•	$20 million in 2013 for the sale of various non-strategic assets.

•	$80 million in 2012 for the sale of various non-strategic assets.

•	$362 million in 2011 including:
– $192 million for the sale of 82,000 acres of non-strategic timberlands in southwestern Washington;
– $84 million for the sale of our hardwoods operations (we expect to receive an additional $25 million plus interest in 2016 from a note receivable);
– $58 million for the sale of our Westwood Shipping Lines operations; and
– $28 million for the sale of other non-strategic assets.
Discontinued operations are discussed in Note 5: Discontinued Operations in the Notes to Consolidated Financial Statements.
FINANCING
Cash from financing activities includes:

•	issuances and payments of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payments of cash dividends and repurchasing stock.
Consolidated net cash provided by (used in) financing activities was:

•	$762 million in 2013,

•	$(444) million in 2012 and

•	$(927) million in 2011.
LONGVIEW TIMBER PURCHASE
In order to finance our purchase of Longview Timber, see Note 3: Longview Timber Purchase in the Notes to Consolidated Financial Statements for more information, we issued the following:

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
We paid $11 million in fees related to a bridge loan in 2013, which is recorded in "Other" in the "Cash flows from financing activities" in our Consolidated Statement of Cash Flows. As of the close of the Longview Timber purchase, we did not use the loan and these fees were expensed in 2013.
In order to repay the debt that we assumed in the acquisition of Longview Timber, in 2013 we issued $500 million of 4.625 percent notes due September 15, 2023. The net proceeds after deducting the discount, underwriting fees and issuance costs were $494 million. We also entered into a $550 million 7-year senior unsecured term loan credit facility maturing in September 2020 and borrowed $550 million. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks.
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber and related fees, expenses and premiums using the proceeds from the notes issued and the borrowings from our term loan credit facility borrowed in 2013. A pretax charge of $25 million was included in our net interest expense in 2013, for early retirement premiums and other miscellaneous charges in connection with the early extinguishment of debt. See Note 3: Longview Timber Purchase in the Notes to Consolidated Financial Statements for more information.
DEBT
Our consolidated long-term debt was:

•	$4.9 billion as of December 31, 2013;

•	$4.3 billion as of December 31, 2012; and

•	$4.5 billion as of December 31, 2011.
Long-term debt proceeds were $1,050 million in 2013. There were no proceeds in 2012 or 2011.
Long-term debt we retired according to its scheduled maturity was:

•	$409 million in 2013,

•	$187 million in 2012 and

•	$33 million in 2011.
Long-term debt we retired prior to its scheduled maturity was:

•	$1,158 million in 2013 and

•	$550 million in 2011.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 46

Losses recognized on early extinguishment of debt and included in our net interest expense were:

•	$25 million in 2013 and

•	$26 million in 2011.
There are no debt maturities in the next twelve months.
See Note 15: Long-Term Debt in the Notes to Consolidated Financial Statements for more information.
REVOLVING CREDIT FACILITIES
During September 2013, Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) entered into a new $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. This replaces a $1 billion revolving credit facility that was set to expire June 2015. WRECO can borrow up to $50 million under this facility. Neither of the entities is a guarantor of the borrowing of the other under this credit facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in 2013, 2012 or 2011.
Debt covenants:
As of December 31, 2013, Weyerhaeuser Company and WRECO:

•	had no borrowings outstanding under our credit facility and

•	were in compliance with the credit facility covenants.
Weyerhaeuser Company Covenants:
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no less than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in subsidiaries in our Real Estate segment or other unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company (excluding WRECO) debt

•	plus total defined net worth.
As of December 31, 2013, Weyerhaeuser Company had:

•	a defined net worth of $7.0 billion and

•	a defined debt-to-total-capital ratio of 41.3 percent.
Weyerhaeuser Real Estate Company Covenants:
Key covenants related to WRECO revolving credit facility include the requirement to maintain:

•	a minimum capital base of $100 million, and

•	Weyerhaeuser Company or a subsidiary must own at least 79 percent of WRECO.
WRECO’s defined net worth is:

•	total WRECO shareholders’ interest,

•	minus intangible assets,

•	minus WRECO’s investment in joint ventures and partnerships.
As of December 31, 2013, WRECO had a capital base of $758 million.
There are no other significant financial debt covenants related to our third party debt. See Note 14: Lines of Credit in the Notes to Consolidated Financial Statements for more information.
CREDIT RATINGS
On April 22, 2013, Moody's Investors Service upgraded our senior unsecured note rating to Baa3 from Ba1 and changed their outlook to stable.
OPTION EXERCISES
Our cash proceeds from the exercise of stock options were:

•	$162 million in 2013,

•	$112 million in 2012 and

•	$38 million in 2011.
The increase in exercises of stock options is primarily due to the increase in our average stock price of $29.69, $23.14 and $20.15 in 2013, 2012 and 2011, respectively.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 47

PAYING DIVIDENDS AND REPURCHASING STOCK
We paid cash dividends on commons shares of:

•	$458 million in 2013,

•	$334 million in 2012 and

•	$323 million in 2011.
Changes in the amount of dividends we paid were primarily due to:

•	an increase in our quarterly dividend from 5 cents per share to 15 cents per share in February 2011;

•	an increase in our quarterly dividend from 15 cents per share to 17 cents per share in November 2012;

•	an increase in our quarterly dividend from 17 cents per share to 20 cents per share in April 2013; and

•	an increase in our quarterly dividend from 20 cents per share to 22 cents per share in August 2013.
We paid cash dividends on preference shares of $23 million in 2013.
Our dividends declared on preference shares were:

•	85.88 cents per share in August 2013 and

•	79.69 cents per share in October 2013.
On February 13, 2014, our Board of Directors declared a dividend of 22 cents per share, payable on March 14, 2014, to shareholders of record at the close of business February 28, 2014. Additionally, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on April 1, 2014, to shareholders of record at the close of business March 15, 2014.
During 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our Board of Directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During 2011, we repurchased 1,089,824 shares of common stock for $17 million under the 2011 program. As of December 31, 2013, we had remaining authorization of $233 million for future share repurchases.
OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
More details about our contractual obligations and commercial commitments are in Note 10: Pension and Other Postretirement Benefit Plans, Note 15: Long-Term Debt, Note 17: Legal Proceedings, Commitments and Contingencies and Note 22: Income Taxes in the Notes to Consolidated Financial Statements.
Significant Contractual Obligations as of December 31, 2013

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations	$4,896	$—	$—	$343	$4,553
Interest(1)	4,021	320	640	619	2,442
Operating lease obligations	216	39	41	24	112
Purchase obligations(2)	95	61	20	6	8
Employee-related obligations(3)	567	206	54	41	90
Liabilities related to unrecognized tax benefits(4)	30	—	—	—	—
Total	$9,825	$626	$755	$1,033	$7,205
(1)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2013 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2013 will remain in effect until maturity.
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
(3)   The timing of certain of these payments will be triggered by retirements or other events. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made beyond 2015. Estimated payments of contractually obligated postretirement benefits are not made beyond 2013.
(4)   We have recognized total liabilities related to unrecognized tax benefits of $30 million as of December 31, 2013, including interest of $4 million. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 48

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements have not had — and are not reasonably likely to have — a material effect on our current or future financial condition, results of operations or cash flows. Note 11: Variable Interest Entities and Note 14: Lines of Credit in the Notes to Consolidated Financial Statements contain our disclosures of:

•	surety bonds,

•	letters of credit and guarantees and

•	information regarding variable interest entities.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
See Note 17: Legal Proceedings, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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
PENSION AND POSTRETIREMENT BENEFIT PLANS
We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	expected long-term rate of return,

•	discount rates,

•	anticipated trends in health care costs,

•	assumed increases in salaries and

•	mortality rates.
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
Over the 29 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.8 percent net compound annual return rate.
After considering available information at the end of 2013, we continue to assume an expected long-term rate of return of 9.0 percent. Factors we considered include:

•	the net compounded annual return of 10.0 percent achieved by our U.S. pension trust investment strategy the past 10 years and

•	current and expected valuation levels in the global equity and credit markets.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 49

Our expected long-term rate of return is important in determining the net income or expense we recognize for our plans. Every 0.5 percent decrease in our expected long-term rate of return would increase expense or reduce a credit by approximately:

•	$22 million for our U.S. qualified pension plans and

•	$4 million for our Canadian registered pension plans.
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
Discount Rates
Our discount rates as of December 31, 2013, are:

•	4.9 percent for our U.S. pension plans — compared with 3.7 percent at December 31, 2012;

•	4.0 percent for our U.S. postretirement plans — compared with 3.0 percent at December 31, 2012;

•	4.7 percent for our Canadian pension plans — compared with 4.1 percent at December 31, 2012; and

•	4.6 percent for our Canadian postretirement plans — compared with 4.0 percent at December 31, 2012.
We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.
Pension and postretirement benefit expenses for 2014 will be based on the 4.9 percent and 4.0 percent assumed discount rates for U.S. plans and 4.7 percent and 4.6 percent assumed discount rates for the Canadian plans.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 50

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 51

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
SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2013

DOLLAR AMOUNTS IN MILLIONS
	2014	2015	2016	2017	2018	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt	$—	$—	$—	$281	$62	$4,003	$4,346	$5,133
Average interest rate	—%	—%	—%	6.95%	7.00%	7.13%	7.12%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$550	$550	$550
Average interest rate	—%	—%	—%	—%	—%	1.99%	1.99%	N/A

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 52

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
February 18, 2014

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 53

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2013

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2013	2012	2011
Net sales	$8,529	$7,059	$6,216
Costs of products sold	6,709	5,810	5,120
Gross margin	1,820	1,249	1,096
Selling expenses	220	194	178
General and administrative expenses	455	436	423
Research and development expenses	33	32	30
Charges for restructuring, closures and impairments (Note 20)	390	32	83
Other operating income, net (Note 21)	(25)	(180)	(212)
Operating income	747	735	594
Interest income and other	58	52	47
Interest expense, net of capitalized interest	(371)	(348)	(384)
Earnings from continuing operations before income taxes	434	439	257
Income taxes (Note 22)	129	(55)	62
Earnings from continuing operations	563	384	319
Earnings from discontinued operations, net of income taxes (Note 5)	—	—	12
Net earnings	563	384	331
Net loss attributable to noncontrolling interests	—	1	—
Net earnings attributable to Weyerhaeuser	563	385	331
Dividends on preference shares	(23)	—	—
Net earnings attributable to Weyerhaeuser common shareholders	$540	$385	$331
Basic earnings per share attributable to Weyerhaeuser common shareholders (Note 6):
Continuing operations	$0.95	$0.71	$0.60
Discontinued operations	—	—	0.02
Net earnings per share	$0.95	$0.71	$0.62
Diluted earnings per share attributable to Weyerhaeuser common shareholders (Note 6):
Continuing operations	$0.95	$0.71	$0.59
Discontinued operations	—	—	0.02
Net earnings per share	$0.95	$0.71	$0.61
Dividends paid per common share	$0.81	$0.62	$0.60
Weighted average shares outstanding (in thousands) (Note 6):
Basic	566,329	539,140	537,534
Diluted	571,239	542,310	539,879
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 54

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2013

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Comprehensive income (loss):
Consolidated net earnings	$563	$384	$331
Other comprehensive income (loss):
Foreign currency translation adjustments	(59)	2	(8)
Changes in unamortized net pension and other postretirement benefit gain (loss), net of tax expense (benefit) of $480 in 2013, ($191) in 2012, and ($243) in 2011	902	(258)	(463)
Changes in unamortized prior service credit (cost), net of tax expense (benefit) of $23 in 2013, ($51) in 2012, and $49 in 2011	27	(123)	82
Unrealized gains on available-for-sale securities	2	—	1
Total comprehensive income (loss)	1,435	5	(57)
Comprehensive loss attributable to noncontrolling interests	—	1	—
Total comprehensive income (loss) attributable to Weyerhaeuser shareholders	$1,435	$6	$(57)
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 55

CONSOLIDATED BALANCE SHEET

ASSETS
DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Current assets:
Cash and cash equivalents	$835	$898
Receivables, less discounts and allowances of $6 and $7	569	523
Receivables for taxes	101	95
Inventories (Note 7)	542	531
Prepaid expenses	128	88
Deferred tax assets (Note 22)	151	88
Restricted financial investments held by variable interest entities (Note 11)	—	184
Total current assets	2,326	2,407
Property and equipment, less accumulated depreciation of $6,368 and $6,388 (Note 8)	2,704	2,872
Construction in progress	112	50
Timber and timberlands at cost, less depletion charged to disposals (Note 3)	6,580	3,961
Real estate in process of development and for sale (Note 12)	851	695
Land being processed for development (Note 20)	613	971
Investments in and advances to equity affiliates (Note 9)	211	213
Goodwill	42	40
Deferred tax assets (Note 22)	41	368
Other assets	403	400
Restricted financial investments held by variable interest entities (Note 11)	615	615
Total assets	$14,498	$12,592
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$2	$—
Current maturities of long-term debt (Notes 15 and 16)	—	409
Current maturities of long-term debt (nonrecourse to the company) held by variable interest entities (Note 11)	—	161
Accounts payable	384	373
Accrued liabilities (Note 13)	742	662
Total current liabilities	1,128	1,605
Long-term debt (Notes 3, 15 and 16)	4,891	3,882
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 11)	516	511
Deferred income taxes (Note 22)	206	—
Deferred pension and other postretirement benefits (Note 10)	516	1,930
Other liabilities	409	551
Commitments and contingencies (Note 17)
Total liabilities	7,666	8,479
Equity:
Weyerhaeuser shareholders’ interest (Notes 18 and 19):
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,800,000 and 0 shares (Note 3)	14	—
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 583,548,428 and 542,392,642 shares (Note 3)	729	678
Other capital (Note 3)	6,444	4,731
Retained earnings	294	219
Cumulative other comprehensive loss	(686)	(1,558)
Total Weyerhaeuser shareholders’ interest	6,795	4,070
Noncontrolling interests	37	43
Total equity	6,832	4,113
Total liabilities and equity	$14,498	$12,592
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 56

CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2013

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Cash flows from operations:
Net earnings	$563	$384	$331
Noncash charges (credits) to income:
Depreciation, depletion and amortization	472	456	480
Deferred income taxes, net (Note 22)	(29)	109	(26)
Pension and other postretirement benefits (Note 10)	101	(19)	81
Share-based compensation expense (Note 19)	42	37	25
Charges for impairment of assets (Notes 20)	372	24	56
Net gains on dispositions of assets and operations(1)	(58)	(69)	(236)
Foreign exchange transaction (gains) losses (Note 21)	7	(6)	6
Change in, net of acquisition:
Receivables less allowances	(27)	(33)	(53)
Receivable for taxes	(6)	(73)	(37)
Inventories	(13)	(54)	(46)
Real estate and land	(166)	(75)	(12)
Prepaid expenses	(26)	(16)	3
Accounts payable and accrued liabilities	(51)	18	(133)
Deposits on land positions and other assets	(18)	4	(4)
Pension and postretirement contributions / benefit payments	(137)	(145)	(143)
Other	(22)	39	(1)
Net cash from operations	1,004	581	291
Cash flows from investing activities:
Property and equipment	(261)	(256)	(212)
Timberlands reforestation	(32)	(29)	(29)
Acquisition of Longview Timber LLC, net of cash acquired (Note 3)	(1,581)	—	—
Proceeds from sale of assets and operations	20	80	362
Net proceeds of investments held by special purpose entities (Note 11)	22	13	—
Other	3	—	1
Cash from investing activities	(1,829)	(192)	122
Cash flows from financing activities:
Net proceeds from issuance of common shares (Note 3)	897	—	—
Net proceeds from issuance of preference shares (Note 3)	669	—	—
Net proceeds from issuance of debt (Note 15)	1,044	—	—
Cash dividends on common shares	(458)	(334)	(323)
Cash dividends on preference shares	(23)	—	—
Change in book overdrafts	7	(32)	2
Payments on debt (Note 15)	(1,567)	(187)	(583)
Exercises of stock options	162	112	38
Repurchase of common stock (Note 18)	—	—	(37)
Other	31	(3)	(24)
Cash from financing activities	762	(444)	(927)
Net change in cash and cash equivalents	(63)	(55)	(514)
Cash and cash equivalents at beginning of year	898	953	1,467
Cash and cash equivalents at end of year	$835	$898	$953
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $21 in 2013, $18 in 2012 and $30 in 2011	$366	$351	$420
Income taxes	$8	$(13)	$28
Noncash investing and financing activity: Acquisition of Longview Timber LLC, debt assumed (Note 3)	$1,070	$—	$—
(1) Includes gain on timberland exchanges.
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 57

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2013

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Mandatory convertible preference shares, series A:
Balance at beginning of year	$—	$—	$—
New issuance	14	—	—
Conversion to common shares	—	—	—
Balance at end of year	$14	$—	$—
Common shares:
Balance at beginning of year	$678	$671	$670
New issuance	42	—	—
Issued for exercise of stock options	9	7	4
Share repurchases	—	—	(3)
Balance at end of year	$729	$678	$671
Other capital:
Balance at beginning of year	$4,731	$4,595	$4,552
New issuance	1,509	—	—
Exercise of stock options	152	105	35
Repurchase of common shares	—	—	(34)
Share-based compensation	42	34	27
Other transactions, net	10	(3)	15
Balance at end of year	$6,444	$4,731	$4,595
Retained earnings:
Balance at beginning of year	$219	$176	$181
Net earnings attributable to Weyerhaeuser common shareholders	563	385	331
Dividends on common shares (Note 18)	(465)	(342)	(336)
Cash dividends on preference shares (Note 18)	(23)	—	—
Balance at end of year	$294	$219	$176
Cumulative other comprehensive loss:
Balance at beginning of year	$(1,558)	$(1,179)	$(791)
Annual changes – net of tax:
Foreign currency translation adjustments	(59)	2	(8)
Changes in unamortized net pension and other postretirement benefit loss (Note 10)	902	(258)	(463)
Changes in unamortized prior service credit (cost) (Note 10)	27	(123)	82
Unrealized gains on available-for-sale securities	2	—	1
Balance at end of year	$(686)	$(1,558)	$(1,179)
Total Weyerhaeuser shareholders’ interest:
Balance at end of year	$6,795	$4,070	$4,263
Noncontrolling interests:
Balance at beginning of year	$43	$4	$2
Net loss attributable to noncontrolling interests	—	(1)	—
Contributions	—	—	2
New consolidations, de-consolidations and other transactions	(6)	40	—
Balance at end of year	$37	$43	$4
Total equity:
Balance at end of year	$6,832	$4,113	$4,267
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 58

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2013

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
HOW WE REPORT OUR RESULTS
Our report includes:

•	consolidated financial statements,

•	our business segments,

•	foreign currency translation,

•	estimates, and

•	fair value measurements.
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
Throughout these Notes to Consolidated Financial Statements, unless specified otherwise, references to “Weyerhaeuser,” “we” and “our” refer to the consolidated company.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 60

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
ESTIMATES
We prepare our financial statements according to U.S. generally accepted accounting principles (U.S. GAAP). This requires us to make estimates and assumptions during our reporting periods and at the date of our financial statements. The estimates and assumptions affect our:

•	reported amounts of assets, liabilities and equity;

•	disclosure of contingent assets and liabilities; and

•	reported amounts of revenues and expenses.
While we do our best in preparing these estimates, actual results can and do differ from those estimates and assumptions.
FAIR VALUE MEASUREMENTS
We use a fair value hierarchy in accounting for certain nonfinancial assets and liabilities including:

•	long-lived assets (asset groups) measured at fair value for an impairment assessment,

•	reporting units measured at fair value in the first step of a goodwill impairment test,

•	nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment assessment,

•	assets acquired and liabilities assumed in a business acquisition and

•	asset retirement obligations initially measured at fair value.
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
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior years to be consistent with our 2013 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. Our reclassifications record our variable interest entities assets and liabilities into their respective line items on our Consolidated Balance Sheet. Additionally, our real estate and forest products asset and liability line items have been combined into respective total asset and liability line items on our Consolidated Balance Sheet and in the related footnotes.
HOW WE ACCOUNT FOR VARIOUS ITEMS
This section provides information about how we account for certain key items related to:

•	capital investments,

•	financing our business and

•	operations.
ITEMS RELATED TO CAPITAL INVESTMENTS
Key items related to accounting for capital investments pertain to property and equipment, timber and timberlands, impairment of long-lived assets and goodwill.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 61

Property and Equipment
We maintain property accounts on an individual asset basis. Here is how we handle major items:

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
In 2013 the fair value of the reporting unit with goodwill substantially exceeded its carrying value.
ITEMS RELATED TO FINANCING OUR BUSINESS
Key items related to financing our business include financial instruments, cash and cash equivalents, accounts payable and concentration of risk.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 62

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
Accounts Payable
Our banking system replenishes our major bank accounts daily as checks we have issued are presented for payment. As a result, we have negative book cash balances due to outstanding checks that have not yet been paid by the bank. These negative balances are included in accounts payable on our Consolidated Balance Sheet. Changes in these negative cash balances are reported as financing activities in our Consolidated Statement of Cash Flows. Negative book cash balances were:

•	$22 million at December 31, 2013; and

•	$15 million at December 31, 2012.
Concentration of Risk
We disclose customers that represent a concentration of credit risk. As of December 31, 2013, one customer accounted for approximately 14 percent of our accounts receivable balance.
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
Inventories
We state inventories at the lower of cost or market. Cost includes labor, materials and production overhead. LIFO — the last-in, first-out method — applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO — the first-in, first-out method — or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 63

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

•
amortization of cumulative unrecognized net actuarial gains and losses — generally in excess of 10 percent of the greater of the accrued benefit obligation or market-related value of plan assets at the beginning of the year — over the average remaining service period of the active employee group covered by the plans or the average remaining life expectancy in situations where the plan participants are inactive.

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
Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 10: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2013 and 2012.
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
DISCONTINUED OPERATIONS
We have disposed of various businesses and operations that are excluded from the segment results below. See Note 5: Discontinued Operations for information regarding our discontinued operations and the segments affected.
KEY FINANCIAL DATA BY BUSINESS SEGMENT
Sales and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	UNALLOCATED ITEMS(1) AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2013	$1,343	$4,009	$1,902	$1,275	$—	$8,529
2012	$1,077	$3,058	$1,854	$1,070	$—	$7,059
2011	$1,044	$2,276	$2,058	$838	$—	$6,216
Intersegment sales
2013	$799	$71	$—	$—	$(870)	$—
2012	$683	$74	$—	$—	$(757)	$—
2011	$646	$80	$—	$—	$(726)	$—
Contribution (charge) to earnings from continuing operations
2013	$470	$441	$200	$(231)	$(75)	$805
2012	$322	$120	$223	$105	$18	$788
2011	$491	$(243)	$452	$58	$(117)	$641
(1) Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing, and the elimination of intersegment profit in inventory and the LIFO reserve.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 64

Management evaluates segment performance based on the contributions to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:
Reconciliation of Contribution to Earnings to Net Earnings Attributable to Weyerhaeuser

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Net contribution to earnings from continuing operations	$805	$788	$641
Net contribution to earnings from discontinued operations	—	—	20
Total contribution to earnings	805	788	661
Interest expense, net of capitalized interest	(371)	(348)	(384)
Income before income taxes (continuing and discontinued operations)	434	440	277
Income taxes (continuing and discontinued operations)	129	(55)	54
Net earnings attributable to Weyerhaeuser	$563	$385	$331

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	REAL ESTATE	UNALLOCATED ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2013	$166	$123	$156	$14	$13	$472
2012	$142	$133	$150	$12	$19	$456
2011	$137	$151	$147	$13	$28	$476
Net pension and postretirement cost(1)
2013	$10	$28	$18	$5	$40	$101
2012	$8	$25	$14	$4	$29	$80
2011	$7	$22	$13	$4	$26	$72
Charges for restructuring, closures and impairments(2)
2013	$2	$13	$—	$357	$18	$390
2012	$2	$6	$—	$6	$18	$32
2011	$—	$64	$1	$14	$4	$83
Equity in income (loss) of equity affiliates and unconsolidated entities
2013	$—	$—	$3	$—	$8	$11
2012	$—	$—	$5	$2	$(3)	$4
2011	$—	$—	$2	$2	$(4)	$—
Capital expenditures
2013	$73	$113	$92	$10	$5	$293
2012	$60	$56	$160	$4	$5	$285
2011	$53	$35	$146	$3	$1	$238
Investments in and advances to equity affiliates and unconsolidated entities
2013	$—	$—	$190	$21	$—	$211
2012	$—	$—	$191	$21	$1	$213
2011	$—	$—	$191	$21	$1	$213
Total assets(3)
2013	$7,578	$1,326	$2,299	$1,916	$1,379	$14,498
2012	$4,697	$1,319	$2,386	$2,003	$2,187	$12,592
2011	$4,694	$1,256	$2,435	$1,917	$2,332	$12,634
(1) Net pension and postretirement cost (credit) excludes special items, as well as the recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures. See Note 10: Pension and Other Postretirement Benefit Plans for more information.
(2)   See Note 20: Charges for Restructuring, Closures and Asset Impairments for more information
(3) Timberlands total assets increased primarily due to the acquisition of Longview Timber. See Note 3: Longview Timber Purchase for more information.

NOTE 3: LONGVIEW TIMBER PURCHASE
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. Longview Timber was a privately-held Delaware limited liability company engaged in the ownership and management of approximately 645,000 acres of timberlands in Oregon and Washington. We believe Longview Timber has productive lands with favorable age class distribution that will provide us with optionality for harvest. Earnings, assets and liabilities from this business are reported as part of the Timberlands segment beginning in third quarter 2013.
Summarized Unaudited Pro Forma Information that Presents Combined Amounts as if this Acquisition Occurred at the Beginning of 2012

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 65

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2013	2012
Net sales	$8,646	$7,236
Net earnings attributable to Weyerhaeuser common shareholders	$557	$348
Net earnings per share attributable to Weyerhaeuser common shareholders, basic	$0.96	$0.61
Net earnings per share attributable to Weyerhaeuser common shareholders, diluted	$0.95	$0.60
Estimated Fair Values of Identifiable Assets Acquired and Liabilities Assumed as of the Acquisition Date

DOLLAR AMOUNTS IN MILLIONS
	July 23, 2013	Measurement Period Adjustments	December 31, 2013
Current assets	$46	$—	$46
Property and equipment	39	1	40
Timber and timberlands	2,654	2	2,656
Other assets	2	—	2
Total assets acquired	2,741	3	2,744
Current liabilities	10	—	10
Long-term debt	1,122	—	1,122
Other liabilities	5	3	8
Total liabilities assumed	1,137	3	1,140
Net assets acquired	$1,604	$—	$1,604

The initial allocations of purchase price were recorded at the estimated fair value of assets acquired and liabilities assumed based upon the best information available to management. The purchase price allocation was finalized in the fourth quarter 2013. The measurement period adjustments reflect additional information obtained to record the fair value of certain assets acquired and liabilities assumed based on facts and circumstances existing as of the acquisition date.
In order to finance our purchase of Longview Timber, we issued the following:

•	29 million common shares on June 24, 2013, at the price of $27.75 per share for net proceeds of $781 million;

•	4.4 million common shares on July 8, 2013, at the price of $27.75 per share for net proceeds of $116 million, in connection with the exercise of an overallotment option; and

•
13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 24, 2013, for net proceeds of $669 million. See Note 18: Shareholders' Interest for more

For issuances of shares, excess of par value is recorded in "Other capital" in our Consolidated Balance Sheet.
Proceeds were used to finance the acquisition and pay related fees and expenses. We paid $11 million in fees related to a bridge loan in 2013. As of the close of the Longview Timber purchase, we did not use the loan and these fees were expensed in 2013, which is recorded in "Interest expense" in our Consolidated Statement of Operations.
We obtained additional debt financing in 2013 which was used to repay all of the assumed debt in 2013. See Note 15: Long-term Debt.

NOTE 4: REAL ESTATE DIVESTITURE
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
We intend to exclude certain assets of our real estate business from the transaction. The most significant of these entails a large master-planned community located north of Las Vegas, Nevada (the "Coyote Springs Property”). During fourth quarter 2013 we recorded a $356 million non-cash impairment charge relating to the Coyote Springs Property, which is excluded from the transaction agreement with Tri Pointe Homes, Inc., as a result of management determining that our strategy for development will differ from the prior development plan. More information about this asset impairment can be found in Note 20: Charges for Restructuring, Closures and Asset Impairments.
We expect the transaction to close in second quarter 2014.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 66

NOTE 5: DISCONTINUED OPERATIONS
There are no operations classified as discontinued in December 31, 2013 or December 31, 2012. Discontinued operations in December 31, 2011 include our hardwoods and Westwood Shipping Lines operations, both of which were sold in third quarter 2011.
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
NET EARNINGS FROM DISCONTINUED OPERATIONS
Sales and Net Earnings from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
2011
Net sales:
Hardwoods	$222
Westwood Shipping Lines	180
Total net sales from discontinued operations	$402
Loss from operations:
Hardwoods	$(3)
Westwood Shipping Lines	—
Other discontinued operations	(13)
Total loss from discontinued operations	(16)
Income taxes	5
Net loss from operations	(11)
Net gain (loss) on sale (after-tax):
Hardwoods	(14)
Westwood Shipping Lines	31
Sale of property	6
Net earnings from discontinued operations	$12

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 67

NOTE 6: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$0.95 in 2013,

•	$0.71 in 2012 and

•	$0.62 in 2011.
Our diluted earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$0.95 in 2013,

•	$0.71 in 2012 and

•	$0.61 in 2011.
This note discloses:

•	how we calculate basic and diluted net earnings per share and

•	shares excluded from dilutive effect.
HOW WE CALCULATE BASIC AND DILUTED NET EARNINGS PER SHARE
"Basic earnings" per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.
"Diluted earnings" per share is net earnings available to common shareholders divided by the sum of the:

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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the year ended December 31, 2013. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.
SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.
We issued 13.8 million 6.375 percent Mandatory Convertible Preference Shares, Series A on June 24, 2013. We do not include these shares in our calculation of diluted earnings per share because they are antidilutive. See Note 3: Longview Timber Purchase.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

Shares in thousands	2013	2012	2011
Stock options	4,618	3,519	23,363
Performance share units	—	—	396
Preference Shares	24,865	—	—

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 68

NOTE 7: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.
Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
LIFO inventories:
Logs and chips	$15	$17
Lumber, plywood, panels and engineered lumber	46	46
Pulp and paperboard	97	121
Other products	11	8
FIFO or moving average cost inventories:
Logs and chips	33	28
Lumber, plywood, panels and engineered lumber	70	66
Pulp and paperboard	30	19
Other products	94	87
Materials and supplies	146	139
Total	$542	$531
If we used FIFO for all inventories, our stated inventories would have been higher by $112 million as of both December 31, 2013 and December 31, 2012.
HOW WE ACCOUNT FOR OUR INVENTORIES
The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

NOTE 8: PROPERTY AND EQUIPMENT
Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.
Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2013	DECEMBER 31, 2012
Property and equipment, at cost:
Land	N/A	$129	$129
Buildings and improvements	5–40	1,275	1,327
Machinery and equipment	2–25	6,742	6,926
Roads	10–20	594	549
Other	3–10	332	329
Total cost		9,072	9,260
Allowance for depreciation and amortization		(6,368)	(6,388)
Property and equipment, net		$2,704	$2,872
SERVICE LIVES AND DEPRECIATION
Buildings and improvements for property and equipment have estimated lives that are generally at either the high end or low end of the range from 5 years to 40 years, depending on the type and performance of construction.
The maximum service lives for machinery and equipment varies among our operations:

•	Real Estate — 5 years;

•	Timberlands — 15 years;

•	Wood products manufacturing facilities — 20 years; and

•	Primary pulp mills — 25 years.
Depreciation expense, excluding discontinued operations, was:

•	$346 million in 2013,

•	$344 million in 2012 and

•	$374 million in 2011.

NOTE 9: EQUITY AFFILIATES
We have investments in unconsolidated equity affiliates over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by the affiliates.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 69

Following is a list of our equity affiliates as of December 31, 2013:
Details About Our Equity Affiliates

AFFILIATE	WHAT IT DOES	OUR OWNERSHIP
North Pacific Paper Corporation (NORPAC)	Owns and operates a newsprint manufacturing facility in Longview, Washington	50 percent
Catchlight Energy	Researching and developing technology for converting cellulose-based biomass into economical, low-carbon biofuels	50 percent
As of December 31, 2013, our Real Estate segment held equity investments in five real estate partnerships and limited liability companies. Our participation in these entities may be as a developer, a builder or an investment partner. Our ownership percentage varies from 7 percent to 50 percent depending on the investment.
During 2013, we sold part of our investment in Liaison Technologies Inc. and recognized an $10 million pretax gain, which is recorded in "Interest income and other" in our Consolidated Statement of Operations. Our remaining investment is accounted for under the cost method.
Unconsolidated Financial Information of Equity Affiliates
Aggregated assets, liabilities and operating results of the entities that we accounted for as equity affiliates are provided below.
Assets and Liabilities of Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Current assets	$141	$201
Noncurrent assets	$723	$817
Current liabilities	$125	$175
Noncurrent liabilities	$141	$176
Operating Results of Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Net sales	$540	$644	$615
Operating income (loss)	$(1)	$10	$(2)
Net loss	$(1)	$(3)	$(1)
Doing Business with Affiliates
Doing business with our affiliates varies by the individual affiliate. We:

•	provide a varying mix of goods and services to some of our affiliates and

•	buy finished products from some of our affiliates.
The goods and services we provide include:

•	raw materials,

•	management and marketing services,

•	support services and

•	shipping services.
In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC, which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$93 million at December 31, 2013; and

•	$102 million at December 31, 2012.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We sponsor several retirement programs for our employees.
This note provides details about:

•	types of plans we sponsor,

•	significant transactions and events affecting plans we sponsor,

•	funded status of plans we sponsor,

•	pension assets,

•	activity of plans we sponsor and

•	actuarial assumptions.
TYPES OF PLANS WE SPONSOR
The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 70

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
Measurement Date
We measure the fair value of pension plan assets and pension and other postretirement benefit obligations as of the end of our fiscal year. The fair value of pension plan assets are estimated at the end of the year and are revised in the first half of the following year when the information needed to finalize fair values is received. There were no significant events that triggered remeasurement in 2013, 2012 or 2011.
EFFECTS OF SIGNIFICANT TRANSACTIONS AND EVENTS
The information that is provided in this note is affected by the following transactions and events.
Amendments of Pension and Other Postretirement Benefit Plans for Salaried Employees
Pension Benefit Plan Amendments
During fourth quarter 2013, we ratified an amendment to the Weyerhaeuser Pension Plan that closes the plan to newly hired and rehired salaried or non union employees effective January 1, 2014. Beginning January 1,2014, new hires will receive a company contribution for retirement in their 401(k) plan. The change was announced in December 2013.
During fourth quarter 2013, we ratified amendments to the Weyerhaeuser Company Limited Retirement Plan for Non-Union Employees and the Retirement Plan for Non-Union Employees of Weyerhaeuser Company Limited at Grand Prairie, Alberta and Grande Cache, Alberta that (1) closes these plans to new hires and rehires effective January 1, 2014 and (2) changes the early retirement reduction for current employees enrolled in these plans, effective for future years of service beginning January 1, 2016. Theses changes were announced to participants in December 2013.
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
Postretirement Medical and Life Insurance Benefit Plan Amendments
During fourth quarter 2013, the decision was ratified to eliminate Company funding of the Post-Medicare Health Reimbursement Account (HRA) for certain salaried retirees. This change resulted in a $70 million reduction in the Company's postretirement liability as of December 31, 2013. This change was communicated to affected retirees during January, 2014.
During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain medical and life insurance benefits that were available to both past and present employees. The changes included the elimination of the Pre-Medicare Plan II company subsidy for those not enrolled as of July 1, 2012, and eliminated the Post-Medicare Health Reimbursement Account for those not enrolled or Medicare eligible, if enrolled, as of July 1, 2012. These changes resulted in a $108 million reduction in the company's postretirement liability as of December 31, 2011. These changes were announced to affected participants in January 2012.
Restructuring Activities
The information that is provided in this note is affected by company restructuring activities that occurred in 2011. There were no restructuring activities in 2013 or 2012 that affected the information provided in this note.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 71

FUNDED STATUS OF PLANS WE SPONSOR
The funded status of the plans we sponsor is determined by comparing the projected benefit obligation with the fair value of plan assets at the end of the year.
Changes in Projected Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2013	2012	2013	2012
Reconciliation of projected benefit obligation:
Projected benefit obligation beginning of year	$6,575	$5,841	$433	$402
Service cost	64	53	1	1
Interest cost	244	262	12	15
Plan participants’ contributions	—	—	16	18
Actuarial (gains) losses	(666)	708	(23)	(1)
Foreign currency exchange rate changes	(66)	22	(5)	2
Benefits paid (includes lump sum settlements)	(317)	(323)	(50)	(53)
Plan amendments and other	—	12	(66)	49
Acquisitions	—	—	3	—
Projected benefit obligation at end of year	$5,834	$6,575	$321	$433
Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2013	2012	2013	2012
Fair value of plan assets at beginning of year (estimated)	$5,022	$4,714	$—	$—
Adjustment for final fair value of plan assets	55	16	—	—
Actual return on plan assets	808	490	—	—
Foreign currency exchange rate changes	(57)	15	—	—
Employer contributions and benefit payments	103	110	34	35
Plan participants’ contributions	—	—	16	18
Benefits paid (includes lump sum settlements)	(317)	(323)	(50)	(53)
Fair value of plan assets at end of year (estimated)	$5,614	$5,022	$—	$—

Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2013	2012	2013	2012
Noncurrent assets	$35	$2	$—	$—
Current liabilities	(22)	(21)	(35)	(37)
Noncurrent liabilities	(233)	(1,534)	(283)	(396)
Funded status	$(220)	$(1,553)	$(318)	$(433)
Changes in actuarial assumptions, primarily discount rates, used to calculate our pension liabilities and increase in asset values resulted in an decrease of $733 million in the liabilities, which had a positive effect on the funded status of the pension plans as of the end of 2013. The discount rates increased from 3.70 percent at the end of 2012 to 4.90 percent at the end of 2013 for the U.S. plans. The discount rates increased from 4.10 percent at the end of 2012 to 4.70 percent at the end of 2013 for the Canadian plans.
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
The values reported for our pension plan assets at the end of 2013 and 2012 were estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We increased the fair value of plan assets by $55 million to reflect final valuations as of December 31, 2012.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 72

During 2013, we contributed $79 million for our Canadian registered plans, we made contributions and benefit payments of $3 million for our Canadian nonregistered pension plans and made benefit payments of $21 million for our nonqualified pension plans.
The asset or liability on our Consolidated Balance Sheet representing the funded status of the plans is different from the cumulative income or expense that we have recorded related to these plans. These differences are actuarial gains and losses and prior service costs and credits that are deferred and will be amortized into our periodic benefit costs in future periods. These unamortized amounts are recorded in "Cumulative Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet. The Cumulative Other Comprehensive Income (Loss) section of Note 18: Shareholder's Interest details changes in the amounts included in cumulative other comprehensive income (loss) by component.
Accumulated Benefit Obligations Greater Than Plan Assets
As of December 31, 2013, pension plans with accumulated benefit obligations greater than plan assets had:

•	$971 million in projected benefit obligations,

•	$948 million in accumulated benefit obligations and

•	assets with a fair value of $726 million.
As of December 31, 2012, pension plans with accumulated benefit obligations greater than plan assets had:

•	$6.6 billion in projected benefit obligations,

•	$6.4 billion in accumulated benefit obligations and

•	assets with a fair value of $5 billion.
The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$5.7 billion at December 31, 2013; and

•	$6.4 billion at December 31, 2012.
PENSION ASSETS
Our Investment Policies and Strategies
Our investment policies and strategies guide and direct how we manage funds for the benefit plans we sponsor. These funds include our:

•	U.S. Pension Trust — funds our U.S. qualified pension plans;

•	Canadian Pension Trust — funds our Canadian registered pension plans; and

•	Retirement Compensation Arrangements — fund a portion of our Canadian nonregistered pension plans.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 73

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 74

While we do not target specific direct investment or derivative allocations, we have established guidelines on the percentage of pension trust assets that can be invested in certain categories to provide diversification by investment type fund and investment managers, as well as to manage overall liquidity.
Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2013	DECEMBER 31, 2012
Fixed income	11.4%	11.4%
Hedge funds	57.5	55.3
Private equity and related funds	28.6	31.5
Real estate and related funds	1.8	1.8
Common and preferred stock and equity index instruments	0.9	0.4
Accrued liabilities	(0.2)	(0.4)
Total	100.0%	100.0%
Assets within our nonregistered plans that we are allowed to manage were invested as follows:

	DECEMBER 31, 2013	DECEMBER 31, 2012
Equities	55.5%	43.5%
Cash and cash equivalents	44.5	56.5
Total	100.0%	100.0%
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
We value the pension plan assets based upon the observability of exit pricing inputs and classify pension plan assets based upon the lowest level input that is significant to the fair value measurement of the pension plan assets in their entirety. The fair value hierarchy we follow is outlined below;
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
Assets that do not have readily available quoted prices in an active market require a higher degree of judgment to value and have a higher degree of risk that the value that could have been realized upon sale as of the valuation date could be different from the reported value than assets with observable pricing inputs. It is possible that the full extent of market price, liquidity, currency, interest rate, or credit risks may not be fully factored into the fair values of our pension plan assets that use significant unobservable inputs. Approximately $4.9 billion, or 87.9 percent, of our pension plan assets were classified as Level 3 assets as of December 31, 2013.
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year, and market events. When the difference is significant, we revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values received after we have filed our annual report on Form 10-K. We increased the fair value of pension assets in the second quarter of 2013 by $55 million, or 1.1 percent.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 75

The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS
2013	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$567	$68	$3	$638
Hedge funds	—	(7)	3,225	3,218
Private equity and related funds	—	(2)	1,606	1,604
Real estate and related funds	—	—	101	101
Common and preferred stock and equity index instruments	23	29	—	52
Total pension trust investments	$590	$88	$4,935	$5,613
Accrued liabilities, net				(13)
Pension trust net assets				$5,600
Canadian nonregistered plan assets:
Cash	$8	$—	$—	$8
Investments	6	—	—	6
Total Canadian nonregistered plan assets	$14	$—	$—	$14
Total plan assets				$5,614

DOLLAR AMOUNTS IN MILLIONS
2012	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$476	$93	$4	$573
Hedge funds	—	—	2,767	2,767
Private equity and related funds	—	(2)	1,577	1,575
Real estate and related funds	—	—	91	91
Common and preferred stock and equity index instruments	17	4	—	21
Total pension trust investments	$493	$95	$4,439	$5,027
Accrued liabilities, net				(19)
Pension trust net investments				$5,008
Canadian nonregistered plan assets:
Cash	$8	$—	$—	$8
Investments	6	—	—	6
Total Canadian nonregistered plan assets	$14	$—	$—	$14
Total plan assets				$5,022

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 76

A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	INVESTMENTS
	Hedge funds	Private equity and related funds	Real estate and related funds	Fixed Income	Total
Balance as of December 31, 2011	$2,432	$1,627	$96	$4	$4,159
Net realized gains	70	146	6	—	222
Net change in unrealized appreciation	228	31	6	—	265
Purchases	612	18	—	—	630
Sales	(507)	(245)	(17)	—	(769)
Settlements	(68)	—	—	—	(68)
Balance as of December 31, 2012	2,767	1,577	91	4	4,439
Net realized gains (losses)	164	90	(19)	—	235
Net change in unrealized appreciation (depreciation)	275	138	23	(1)	435
Purchases	743	188	29	—	960
Sales	(645)	(387)	(23)	—	(1,055)
Settlements	(79)	—	—	—	(79)
Balance as of December 31, 2013	$3,225	$1,606	$101	$3	$4,935
This table shows the fair value of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Equity index instruments	$29	$4
Forward contracts	(9)	(2)
Swaps	405	288
Total	$425	$290

This table shows the aggregate notional amount of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Equity index instruments	$399	$569
Forward contracts	638	199
Swaps	1,568	1,538
Total	$2,605	$2,306

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 77

ACTIVITY OF PLANS WE SPONSOR
Net Periodic Benefit Cost (Credit)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2013	2012	2011	2013	2012	2011
Net periodic benefit cost (credit):
Service cost(1)(2)	$64	$53	$48	$1	$1	$2
Interest cost	244	262	276	12	15	24
Expected return on plan assets	(439)	(422)	(421)	—	—	—
Amortization of actuarial loss	221	175	136	14	13	13
Amortization of prior service cost (credit)	7	7	14	(23)	(127)	(22)
Recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures(2)	—	—	18	—	—	—
Other	—	—	—	—	4	4
Net periodic benefit cost (credit)	$97	$75	$71	$4	$(94)	$21
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
(2) Service cost includes $2 million in 2011 for employees that were part of the sale of our hardwoods operations. Curtailment and special termination benefits includes charges of $11 million in 2011 related to the sale of our hardwoods and Westwood Shipping Lines operations. These charges are included in our results of discontinued operations.

Estimated Amortization from Cumulative Other Comprehensive Loss in 2014
Amortization of the net actuarial loss and prior service cost (credit) of our pension and postretirement benefit plans will affect our other comprehensive income in 2014. The net effect of the estimated amortization will be an increase in net periodic benefit costs or a decrease in net periodic benefit credits in 2014.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	POSTRETIREMENT	TOTAL
Net actuarial loss	$123	$12	$135
Prior service cost (credit)	5	(190)	(185)
Net effect cost (credit)	$128	$(178)	$(50)
Expected Pension Funding
Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.
During 2014, based on estimated year-end asset values and projections of plan liabilities, we expect to:

•	be required to contribute approximately $53 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million; and

•	make benefit payments of approximately $20 million for our U.S. nonqualified pension plans.

We do not anticipate a contribution being required for our U.S. qualified pension plan for 2014.
Expected Postretirement Benefit Funding
Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from our general assets as they come due. We expect to make benefit payments of $35 million for our U.S. and Canadian other postretirement benefit plans in 2014, including $9 million expected to be required to cover benefit payments under collectively bargained contractual obligations.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 78

Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2014	$341	$35
2015	$348	$25
2016	$354	$24
2017	$361	$22
2018	$367	$21
2019-2023	$1,924	$90
ACTUARIAL ASSUMPTIONS
We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs.
Rates We Use in Estimating Our Benefit Obligations
We use assumptions to estimate our benefit obligations that include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;

•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and

•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.
Discount Rates and Rates of Compensation Increase Used in Estimating Our Pension and Other Postretirement Benefit Obligation

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2013	DECEMBER 31, 2012	DECEMBER 31, 2013	DECEMBER 31, 2012
Discount rates:
U.S.	4.90%	3.70%	4.00%	3.00%
Canada	4.70%	4.10%	4.60%	4.00%
Lump sum distributions (US salaried and nonqualified plans only)(1)	PPA Table	PPA Phased Table	N/A	N/A
Rate of compensation increase:
Salaried:
United States	2.50% for 2014 and 3.50% thereafter	2.50% for 2013 and 3.50% thereafter	N/A	N/A
Canada	2.50% for 2014 and 3.50% thereafter	2.50% for 2013 and 3.50% thereafter	N/A	N/A
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	N/A	N/A
Election of lump sum or installment distributions (US salaried and nonqualified plans only)	60.00%	56.00%	N/A	N/A
(1) The PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2013.

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 79

Rates Used to Estimate Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2013	2012	2011	2013	2012	2011
Discount rates:
U.S.	3.70%	4.50%	5.40%	3.00%	4.10%	5.00%
Salaried – lump sum distributions (U.S. salaried and nonqualified plan only)(1)	PPA Table	PPA phased Table	PPA phased Table	N/A	N/A	N/A
Canada	4.10%	4.90%	5.30%	4.00%	4.80%	5.20%
Expected return on plan assets:
Qualified/registered plans	9.00%	9.00%	9.50%
Nonregistered plans (Canada only)	3.50%	3.50%	4.75%
Rate of compensation increase:
Salaried:
U.S.	2.50% for 2013 and 3.50% thereafter	2.00% for 2012 and 3.50% thereafter	2.00% for 2011 and 3.50% thereafter	N/A	N/A	N/A
Canada	2.50% for 2013 and 3.50% thereafter	2.10% for 2012 and 3.50% thereafter	2.00% for 2011 and 3.50% thereafter	N/A	N/A	N/A
Hourly:
U.S.	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	3.25%	N/A	N/A	N/A
Election of lump sum distributions (U.S. salaried and nonqualified plans only)	56.00%	60.00%	65.00%	N/A	N/A	N/A
(1) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2013.

Expected Return on Plan Assets
We estimate the expected long-term return on assets for our:

•	qualified and registered pension plans and

•	nonregistered plans.
Qualified and Registered Pension Plans. Our expected long-term rate of return for plan assets as of December 31, 2013, is comprised of:

•	a 7.2 percent assumed return from direct investments and

•	a 1.8 percent assumed return from derivatives.
Determining our expected return:

•	requires a high degree of judgment,

•	uses our historical fund returns as a base and

•	places added weight on more recent pension plan asset performance.
Over the 29 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.8 percent net compound annual return rate.
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
Actual Returns on Assets Held by Our Pension Trusts
Based on valuations received as of year-end, our total actual return on assets held by our pension trusts was a gain of approximately $808 million in 2013. These trusts fund our qualified, registered and a portion of our nonregistered pension plans.

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Direct investments	$568	$324	$48
Derivatives	240	166	1
Total	$808	$490	$49

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 80

HEALTH CARE COSTS
Rising costs of health care affect the costs of our other postretirement plans.
Health Care Cost Trend Rates
We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. In 2013, the assumed weighted health care cost trend rate was:

•	6.6 percent in the U.S. and

•	6.2 percent in Canada.
This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.
Assumptions We Use in Estimating Health Care Benefit Costs

	2013		2012
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	6.40%	6.10%	6.60%	6.20%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.30%	4.50%	4.30%
Year that the rate reaches the ultimate trend rate	2029	2028	2029	2028
A 1 percent change in our assumed health care cost trend rates can affect our accumulated benefit obligations.
Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 31, 2013 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	$2	$(1)
Effect on accumulated postretirement benefit obligation	$8	$(7)
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

As of December 31, 2013, these plans covered approximately 1,300 of our employees.
Our contributions were:

•	$4 million in 2013,

•	$4 million in 2012 and

•	$4 million in 2011.
There have been no significant changes that affect the comparability of the 2013, 2012 and 2011 contributions. None of our contributions exceeded more than five percent of any plan's total contributions during 2013, 2012 or 2011.
DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$20 million in 2013,

•	$19 million in 2012 and

•	$19 million in 2011.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 81

NOTE 11: VARIABLE INTEREST ENTITIES
This note provides details about:

•	Special-purpose entities (SPEs) and

•	Variable interest entities (VIEs).
SPECIAL-PURPOSE ENTITIES
From 2002 through 2004, we sold certain nonstrategic timberlands in five separate transactions. We are the primary beneficiary and consolidate the assets and liabilities of certain monetization and buyer-sponsored SPEs involved in these transactions. We have an equity interest in the monetization SPEs, but no ownership interest in the buyer-sponsored SPEs. The following disclosures refer to assets of buyer-sponsored SPEs and liabilities of monetization SPEs. However, because these SPEs are distinct legal entities:

•	Assets of the SPEs are not available to satisfy our liabilities or obligations.

•	Liabilities of the SPEs are not our liabilities or obligations.
In 2013, we repaid a $162 million note and received $184 million related to one of our timber monetization SPEs undertaken in 2003. Net proceeds were $22 million. In 2012, we repaid a $97 million note and received $110 million related to one of our timber monetization SPEs undertaken in 2002. Net proceeds were $13 million.
Our Consolidated Statement of Operations includes:

•	Interest expense on SPE notes of:
– $29 million in 2013,
– $32 million in 2012 and
– $31 million in 2011.

•	Interest income on SPE investments of:
– $34 million in 2013,
– $34 million in 2012 and
– $34 million in 2011.
Sales proceeds paid to buyer-sponsored SPEs were invested in restricted financial investments with a balance of $615 million as of December 31, 2013, and $799 million as of December 31, 2012. The weighted average interest rate was 5.1 percent during 2013 and 3.8 percent during 2012. Maturities of the financial investments at the end of 2013 were:

•	$253 million in 2019 and

•	$362 million in 2020.
The long-term notes of our monetization SPEs were $511 million as of December 31, 2013, and $672 million as of December 31, 2012. The weighted average interest rate was 5.3 percent during 2013 and 4.3 percent in 2012. Maturities of the notes at the end of 2013 were:

•	$209 million in 2019 and

•	$302 million in 2020.
Financial investments consist of bank guarantees backed by bank notes for three of the SPE transactions. Interest earned from each financial investment is used to pay interest accrued on the corresponding SPE’s note. Any shortfall between interest earned and interest accrued reduces our equity in the monetization SPEs.
Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report deferred tax gains on our income tax return. In the event that proceeds from the financial investments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2013, our net equity in the three SPEs was approximately $105 million and the deferred tax liability was estimated to be approximately $180 million.
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
If the entity holding the lots under option is a VIE, our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we consolidate the VIE in our financial statements and reflect its assets and liabilities as “Real estate in process of development and for sale”, "Land being processed for development" and “Long-term debt (nonrecourse to the company) held by variable interest entities.” Creditors of the entities with which we have option agreements have no recourse against us. The maximum exposure to loss under our lot option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. In some cases, we have also contracted to complete development work at a fixed cost on behalf of the land owner and budget shortfalls and savings will be borne by us.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 82

As of the end of both 2013 and 2012, we had options to purchase 1,200 residential lots from VIEs we consolidated because we concluded we were the primary beneficiary. As of the end of both 2013 and 2012, our non-refundable option deposits to VIEs and capitalized pre-acquisition costs on assets under option from VIEs that were not consolidated were not significant.

NOTE 12: REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE
Carrying Value of Our Real Estate in Process of Development and for Sale

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Dwelling units	$365	$252
Residential lots	478	433
Commercial acreage, acreage for sale, and other	8	10
Total	$851	$695
HOW WE ACCOUNT FOR OUR REAL ESTATE IN PROCESS OF DEVELOPMENT AND FOR SALE
Real estate in process of development and for sale is stated at cost unless events and circumstances trigger an impairment. More information about real estate asset impairments can be found in Note 20: Charges for Restructuring, Closures and Asset Impairments.

NOTE 13: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Wages, salaries and severance pay	$174	$160
Pension and postretirement	57	58
Vacation pay	52	50
Income taxes	4	—
Taxes – Social Security and real and personal property	36	29
Interest	104	100
Customer rebates and volume discounts	50	44
Deferred income	98	71
Estimated cost for real estate development completion	48	30
Other	119	120
Total	$742	$662

NOTE 14: LINES OF CREDIT
This note provides details about our:

•	lines of credit and

•	other letters of credit and surety bonds.
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
Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2013, there were no borrowings outstanding under the facility and Weyerhaeuser Company and WRECO were in compliance with the credit facility covenants.
OTHER LETTERS OF CREDIT AND SURETY BONDS
The amounts of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Letters of credit	$39	$53
Surety bonds	$414	$418

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 83

Our compensating balance requirements for our letters of credit were $11 million as of December 31, 2013.
NOTE 15: LONG-TERM DEBT
This note provides details about:

•	long-term debt and the portion due within one year and

•	long-term debt maturities.
Our long-term debt includes notes, debentures, revenue bonds and other borrowings. The following table lists our long-term debt, which includes Weyerhaeuser Company debt, by types and interest rates at the end of our last two years and includes the current portion.
Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
7.50% debentures due 2013	$—	$156
7.25% debentures due 2013	—	129
6.95% debentures due 2017	281	281
7.00% debentures due 2018	62	62
7.375% notes due 2019	500	500
Variable rate term loan credit facility due 2020	550	—
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	191
4.625% notes due 2023	500	—
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Industrial revenue bonds, rates from 6.7% to 6.8%, due 2022	88	88
Medium-term notes, rates from 6.6% to 7.3%, due 2013	—	56
Notes payable, unsecured; weighted average interest rates are approximately 4.8%, due 2013-2027	—	109
Other	1	1
	4,896	4,296
Less unamortized discounts	(5)	(5)
Total	$4,891	$4,291
Portion due within one year	$—	$409
In order to repay the debt that we assumed in the acquisition of Longview Timber, in 2013 we issued $500 million of 4.625 percent notes due September 15, 2023. The net proceeds after deducting the discount, underwriting fees and issuance costs were $495 million. We also entered into a $550 million 7-year senior unsecured term loan credit facility maturing in September 2020 and borrowed $550 million. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks.
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber and related fees, expenses and premiums using the proceeds from the notes issued and the borrowings from our term loan credit facility borrowed in 2013. A pretax charge of $25 million was included in our net interest expense in 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. See Note 3: Longview Timber Purchase for more information.
In addition to the Longview Timber debt and repaying debt that was scheduled to mature, we repaid approximately $40 million and $518 million of long-term debt in 2013 and 2011, respectively. Included in our net interest expense, Weyerhaeuser recognized pretax charges in 2011 of $26 million, which included early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with early extinguishment of debt.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 84

Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2018

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2013
Long-term debt maturities:
2014	$—
2015	$—
2016	$—
2017	$281
2018	$62
Thereafter	$4,553

NOTE 16: FAIR VALUE OF FINANCIAL INSTRUMENTS
This note provides information about the fair value of our:

•	debt and

•	other financial instruments.
FAIR VALUE OF DEBT
The estimated fair values and carrying values of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013		DECEMBER 31, 2012
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$5,683	$4,291	$5,106
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach — based on quoted market prices we received for the same types and issues of our debt; or

•	income approach — based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
The inputs to these valuations are based on market data obtained from independent sources or information derived principally from observable market data.
The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at the measurement date.
Long-term debt increased primarily due to the issuance of debt related to the acquisition of Longview Timber. See Note: 3 Longview Timber Purchase and Note 15: Long-term Debt.
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

NOTE 17: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
This note provides details about our:

•	legal proceedings,

•	environmental matters and

•	commitments and other contingencies.
LEGAL PROCEEDINGS
We are party to various legal proceedings arising in the ordinary course of business, however, we are not currently a party to any legal proceeding that management believes could have a material adverse effect on our long-term consolidated financial position, results of operations or cash flows.
2011 Claim
On April 25, 2011, a complaint was filed in the United States District Court for the Western District of Washington on behalf of a person alleged to be a participant in the company’s U.S. Retirement Plan for salaried employees. The complaint alleged violations of the Employee Retirement Security Act (ERISA) with respect to the management of the plan’s assets and sought certification as a class action. On August 23, 2013, the Court dismissed the claim for money damages, but the claim for injunctive relief remained active. We recorded an accrual for $5 million that is

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 85

reflected in "Accrued liabilities" in our Consolidated Balance Sheet. In January 2014, we entered into a settlement of the litigation. The settlement was not material to either the current or future periods.
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
Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2012	$32
Reserve charges and adjustments, net	4
Payments	(6)
Reserve balance as of December 31, 2013	$30
Total active sites as of December 31, 2013	50
We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.
Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing reserves by up to $101 million.
This estimate, in which those additional costs may be incurred over several years, is the upper end of the range of reasonably possible additional costs. The estimate:

•	is much less certain than the estimates on which our accruals currently are based, and

•	uses assumptions that are less favorable to us among the range of reasonably possible outcomes.
In estimating our current accruals and the possible range of additional future costs, we:

•	assumed we will not bear the entire cost of remediation of every site,

•	took into account the ability of other potentially responsible parties to participate, and

•	considered each party’s financial condition and probable contribution on a per-site basis.
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
Changes in the Reserve for Asset Retirement Obligations

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2012	$63
Reserve charges and adjustments, net	8
Payments	(14)
Other adjustments	(3)
Reserve balance as of December 31, 2013	$54

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 86

COMMITMENTS AND OTHER CONTINGENCIES
Our commitments and contingencies include:

•	guarantees of debt and performance,

•	purchase obligations for goods and services and

•	operating leases.
Guarantees
We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease — which expires in 2023 — are $17 million.
Our Real Estate segment has guaranteed buyer/lessee performance on ground leases that we sold. Future payments on the leases — which expire in 2041 — are $12 million.
Purchase Obligations
Our purchase obligations as of December 31, 2013 were:

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2013
2014	$61
2015	$16
2016	$4
2017	$3
2018	$3
Thereafter	$8
Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding,

•	specify all significant terms and

•	cannot be canceled without penalty.
The terms include:

•	fixed or minimum quantities to be purchased,

•	fixed, minimum or variable price provisions, and

•	an approximate timing for the transaction.
Our purchase obligations include items such as:

•	stumpage and log purchases,

•	energy and

•	other service and supply contracts.
Operating Leases
Our rent expense was:

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Rent expense	$43	$42	$47
We have operating leases for:

•	various equipment, including logging equipment, lift trucks, automobiles and office equipment,

•	office and wholesale space,

•	model homes, and

•	real estate ground lease.
Commitments
Our operating lease commitments as of December 31, 2013 were:

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2013
2014	$39
2015	$22
2016	$19
2017	$14
2018	$10
Thereafter	$112

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 87

Operating lease commitments have not been reduced by minimum sublease rental income of $62 million that is due in future periods under noncancellable sublease agreements. These commitments include a lease that has commitment increases based on a consumer price index built into the agreement. These lease commitment increases are not included in the figures above.

NOTE 18: SHAREHOLDERS’ INTEREST
This note provides details about:

•	preferred and preference shares,

•	common shares,

•	share-repurchase programs and

•	cumulative other comprehensive income (loss).
PREFERRED AND PREFERENCE SHARES
We had no preferred shares outstanding at the end of 2013 or 2012. However, we have authorization to issue 7 million preferred shares with a par value of $1 per share.
As part of our purchase of Longview Timber, we issued 13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 24, 2013, for net proceeds of $669 million, which remained outstanding at year-end 2013. Dividends will be payable on a cumulative basis when, as and if declared by our Board of Directors, at an annual rate of 6.375 percent on the liquidation preference. We may pay declared dividends in cash or, subject to certain limitations, in common shares or by delivery of any combination of cash and common shares on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2013, through, and including, July 1, 2016. These shares will automatically convert on July 1, 2016 into between 1.5015 and 1.8018 of our common shares, subject to anti-dilution adjustments. At any time prior to that date, holders may elect to convert each share into common shares at the minimum conversion rate of 1.5015 common shares, subject to anti-dilution adjustments. See Note 3: Longview Timber Purchase for more information.
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
COMMON SHARES
The number of common shares we have outstanding changes when:

•	new shares are issued,

•	stock options are exercised,

•	restricted stock units or performance share units vest,

•	stock-equivalent units are paid out,

•	shares are tendered,

•	shares are repurchased or

•	shares are canceled.
Reconciliation of Our Common Share Activity

IN THOUSANDS
	2013	2012	2011
Outstanding at beginning of year	542,393	536,425	535,976
New issuance (Note 3)	33,350	—	—
Stock options exercised	7,209	5,404	2,199
Issued for restricted stock units	462	523	540
Issued for performance shares	134	—	—
Issued for Directors' stock-equivalent units	—	41	—
Repurchased	—	—	(2,290)
Outstanding at end of year	583,548	542,393	536,425
OUR SHARE REPURCHASE PROGRAMS
During 2011, we repurchased 1,199,800 shares of common stock for $20 million under the 2008 stock repurchase program. On August 11, 2011, our Board of Directors terminated the 2008 stock repurchase program and approved the 2011 stock repurchase program under which we are authorized to repurchase up to $250 million of outstanding shares. During 2011, we repurchased 1,089,824 shares of common stock for $17 million under the 2011 program. As of December 31, 2013, we had remaining authorization of $233 million for future share repurchases.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 88

CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

DOLLAR AMOUNTS IN MILLIONS
		PENSION		OTHER POSTRETIREMENT BENEFITS
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2011	$411	$(1,674)	$(20)	$(147)	$247	$4	$(1,179)
Other comprehensive income (loss) before reclassifications	2	(636)	(11)	—	(44)	—	(689)
Income taxes	—	249	4	1	8	—	262
Net other comprehensive income (loss) before reclassifications	2	(387)	(7)	1	(36)	—	(427)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	175	7	13	(127)	—	68
Income taxes	—	(56)	(3)	(4)	43	—	(20)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	119	4	9	(84)	—	48
Total other comprehensive income (loss)	2	(268)	(3)	10	(120)	—	(379)
Beginning balance as of December 31, 2012	413	(1,942)	(23)	(137)	127	4	(1,558)
Other comprehensive income (loss) before reclassifications	(59)	1,123	—	24	66	2	1,156
Income taxes	—	(394)	—	(7)	(27)	—	(428)
Net other comprehensive income (loss) before reclassifications	(59)	729	—	17	39	2	728
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	221	7	14	(23)	—	219
Income taxes	—	(74)	(3)	(5)	7	—	(75)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	147	4	9	(16)	—	144
Total other comprehensive income (loss)	(59)	876	4	26	23	2	872
Ending balance as of December 31, 2013	$354	$(1,066)	$(19)	$(111)	$150	$6	$(686)
(1) Actuarial losses and prior service credits (costs) are included in the computation of net periodic benefit costs (credits). See Note 10: Pension and Other Postretirement Benefit Plans.

NOTE 19: SHARE-BASED COMPENSATION
Share-based compensation expense was:

•	$42 million in 2013,

•	$37 million in 2012 and

•	$25 million in 2011.
This note provides details about:

•	our Long-Term Incentive Compensation Plan (2013 Plan),

•	how we account for share-based awards,

•	tax benefits of share-based awards,

•	types of share-based compensation and

•	unrecognized share-based compensation.
OUR LONG-TERM INCENTIVE COMPENSATION PLAN
Our long-term incentive plans provide for share-based awards that include:

•	stock options,

•	stock appreciation rights,

•	restricted stock,

•	restricted stock units,

•	performance shares and

•	performance share units.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 89

At our Annual Meeting of Shareholders held on April 11, 2013, our shareholders approved the 2013 Plan. Upon approval by our shareholders of the 2013 Plan, no further awards have been, or will be, granted under the company’s 2004 Long-Term Incentive Plan (2004 Plan) or 1998 Long-Term Incentive Compensation Plan (1998 Plan). Shareholders approved 10 million shares of common stock for issuance under the 2013 Plan. In addition, approximately 9 million shares authorized for issuance under our 2004 Plan and 1998 Plan that have not been issued and are not subject to outstanding awards are available for issuance under the 2013 Plan. Our Board of Directors had previously adopted and approved the 2013 Plan, subject to shareholder approval.
We may issue future grants of up to 19,902,470 shares under the 2013 Plan. We also have the right to reissue forfeited and expired grants.
For stock options and stock appreciation rights:

•	An individual participant may receive a grant of up to 2 million shares in any one calendar year.

•	The exercise price is required to be the market price on the date of the grant.
For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	An individual participant may receive a grant of up to 1 million shares annually.

•	No participant may be granted awards that exceed $10 million earned in a 12 month period.
The Compensation Committee of our Board of Directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.
For stock-settled awards, we:

•	issue new stock into the marketplace and

•	generally do not repurchase shares in connection with issuing new awards.
Our common shares would increase by approximately 40 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2013 under the 2013 Plan, 2004 Plan and 1998 Plan; and

•	all remaining options, restricted stock units, and performance share units that could be granted under the 2013 Plan.
HOW WE ACCOUNT FOR SHARE-BASED AWARDS
We:

•	use a fair-value-based measurement for share-based awards, and

•	recognize the cost of share-based awards in our consolidated financial statements.
We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.

•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.
In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.
TAX BENEFITS OF SHARE-BASED AWARDS
Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$10 million in 2013,

•	$9 million in 2012 and

•	$6 million in 2011.
Tax benefits for share-based awards are accrued as stock compensation expense is recognized in the Consolidated Statement of Operations. Tax benefits on share-based awards are realized when:

•	restricted shares and restricted share units vest,

•	performance shares and performance share units vest,

•	stock options are exercised and

•	stock appreciation rights are exercised.
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We report the excess tax benefit as financing cash inflows rather than operating cash inflows. We had excess tax benefits of:

•	$13 million in 2013,

•	$5 million in 2012 and

•	$2 million in 2011.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 90

TYPES OF SHARE-BASED COMPENSATION
Our share-based compensation is in the form of:

•	stock options,

•	restricted stock units,

•	performance share units,

•	stock appreciation rights and

•	deferred compensation stock equivalent units.
STOCK OPTIONS
Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We grant stock options with an exercise price equal to the market price of our stock on the date of the grant.
The Details
Our stock options generally:

•	vest over four years of continuous service and

•	must be exercised within 10 years of the grant date.
The vesting and post-termination vesting terms for stock options granted in 2013, 2012 and 2011 were as follows:

•	vest ratably over 4 years;

•	vest or continue to vest in the event of death, disability or retirement at an age of at least 62;

•
continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant depending on the number of months employed after grant date;

•	options continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.
Our Accounting
We use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant date.
In our estimates, we use:

•	historical data — for option exercise time and employee terminations;

•	a Monte-Carlo simulation — for how long we expect granted options to be outstanding; and

•	the U.S. Treasury yield curve — for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.
The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,

•	historical volatility of our stock and

•	other factors.
Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2013 GRANTS	2012 GRANTS	2011 GRANTS
Expected volatility	38.00%	40.41%	38.56%
Expected dividends	2.23%	2.94%	2.48%
Expected term (in years)	4.97	5.33	5.73
Risk-free rate	0.92%	1.01%	2.65%
Weighted average grant date fair value	$8.40	$5.72	$7.54
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 91

Activity
The following table shows our option unit activity for 2013.

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2012	22,809	$22.36
Granted	1,987	$30.48
Exercised	(7,226)	$22.37
Forfeited or expired	(515)	$28.29
Outstanding at December 31, 2013(1)	17,055	$23.12	4.96	$144
Exercisable at December 31, 2013	12,441	$22.71	3.81	$110
(1) As of December 31, 2013, there were approximately 955 thousand stock options that had met the requisite service period and will be released as identified in the grant terms.
RESTRICTED STOCK UNITS
Through the Plan, we award restricted stock units — grants that entitle the holder to shares of our stock as the award vests.
The Details
Our restricted stock units granted in 2013, 2012 and 2011 generally:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•
continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant depending on the number of months employed after grant date;

•	continue vesting for one year in the event of involuntary termination when the retirement has not been met; and

•	will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.
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
Activity
The following table shows our restricted stock unit activity for 2013.

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2012	1,649	$22.25
Granted	729	$30.54
Vested	(641)	$22.28
Forfeited	(190)	$24.78
Nonvested at December 31, 2013(1)(2)	1,547	$25.83
(1) As of December 31, 2013, there were approximately 165 thousand restricted stock units that had met the requisite service period and will be released as identified in the grant terms.
(2) Includes 90 thousand shares related to the Special Dividend associated with our REIT conversion in 2010. These units will be issued as the underlying shares vest. Nonvested units do not include any regular dividends.

Nonvested restricted stock units accrue dividends that are paid out when restricted stock units vest. Any restricted stock units forfeited will not receive dividends.
As restricted stock units vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
PERFORMANCE SHARE UNITS
As part of a new long-term incentive compensation strategy intended to tie executive compensation more closely to company performance, we granted a target number of performance share units to executives in 2013, 2012 and 2011. Performance share units will be paid in the form of shares of Weyerhaeuser stock – to the extent earned through company performance against financial goals – over a four-year vesting period.
The Details
The final number of shares awarded will range from 0 percent to 150 percent of each grant’s target, depending upon actual company performance.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 92

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

•	continue vesting for one year in the event of involuntary termination when the retirement has not been met; and

•	unvested units will be forfeited upon termination of employment for all other reasons including early retirement prior to age 62.
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
Weighted Average Assumptions Used in Estimating the Value of Performance Share Units

	2013 GRANTS	2012 GRANTS	2011 GRANTS
Performance period	1/1/2013 – 12/31/2014	1/1/2012 – 12/31/2013	1/1/2011 – 12/31/2012
Valuation date closing stock price	$30.48	$20.56	$24.32
Expected dividends	2.23%	2.92%	0.82%
Risk-free rate	0.09% - 0.46%	0.08% - 0.32%	0.12% - 0.80%
Volatility	22.09% - 29.57%	34.86% - 34.66%	28.65% - 35.74%
Activity
The following table shows our performance share unit activity for 2013.

	2013 GRANTS (IN THOUSANDS)	2012 GRANTS (IN THOUSANDS)	2011 GRANTS (IN THOUSANDS)	TOTAL GRANTS(IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2012	—	420	394	814	$24.38
Granted at target	389	0	—	389	$31.37
Vested	0	0	(198)	(198)	$27.30
Forfeited	(63)	(41)	(18)	(122)	$27.64
Performance adjustment	155	64	0	219	$28.57
Nonvested at December 31, 2013(1)	481	443	178	1,102	$26.83
(1) As of December 31, 2013, there were approximately 331 thousand performance share units that had met the requisite service period and will be released as identified in the grant terms.
For 2013 grants, the company exceeded the cash flow target, resulting in an initial number of shares earned equal to 150 percent of target.
For 2012 grants, the company exceeded the cash flow target, resulting in an initial number of shares earned equal to 122 percent of target. Because the company's two-year TSR ranking was between the 50th and 75th percentile, the initial number of performance shares granted increased 17 percent.
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 93

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
Weighted Average Assumptions Used to Re-measure Value of Stock Appreciation Rights at Year-End

	2013 GRANTS	2012 GRANTS	2011 GRANTS
Expected volatility	24.02%	29.07%	39.92%
Expected dividends	2.81%	2.44%	3.21%
Expected term (in years)	1.16	1.71	2.82
Risk-free rate	0.19%	0.27%	0.44%
Weighted average fair value	$8.68	$7.25	$3.24
Activity
The following table shows our stock appreciation rights activity for 2013.

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2012	1,151	$22.67
Granted	—	$—
Exercised	(440)	$22.08
Forfeited or expired	(16)	$26.20
Outstanding at December 31, 2013	695	$22.96	4.04	$6
Exercisable at December 31, 2013	592	$23.62	3.51	$5
UNRECOGNIZED SHARE-BASED COMPENSATION
As of December 31, 2013, our unrecognized share-based compensation cost for all types of share-based awards included:

•	$43 million related to non-vested equity-classified share-based compensation arrangements — expected to be recognized over a weighted average period of approximately 2.3 years; and

•	$1 million related to non-vested liability-classified stock appreciation rights — expected to vest over a weighted average period of approximately 1.5 years.
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
During 2012, the directors' deferred compensation plan was amended to allow the directors to elect to receive payments of amounts deferred into stock-equivalent units in cash or stock for elections made prior to December 31, 2011. Deferrals made beginning January 1, 2012, into stock-equivalent units will be paid in common shares. Elections to receive these deferred amounts in stock resulted in the issuance of 52,720 in

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 94

2013 and 40,899 shares in 2012. The number of common shares to be issued in the future to directors who elected common share payments is 557,519.
Stock-equivalent units are:

•	liability-classified awards and

•	re-measured to fair value at every reporting date.
The fair value of a stock-equivalent unit is equal to the market price of our stock.
Activity
The number of stock-equivalent units outstanding in our deferred compensation accounts was:

•	915,160 as of December 31, 2013;

•	971,650 as of December 31, 2012; and

•	1,021,977 as of December 31, 2011.

NOTE 20: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
Items Included in Our Restructuring, Closure and Asset Impairment Charges

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Restructuring and closure charges:
Termination benefits	$7	$—	$4
Pension and postretirement charges	—	—	6
Other restructuring and closure costs	9	8	17
Charges for restructuring and closures	16	8	27
Impairments of long-lived assets and other related charges:
Long-lived asset impairments	15	19	42
Real estate impairments and charges	357	1	10
Write-off of pre-acquisition costs and abandoned community costs	1	3	1
Other assets	1	1	3
Impairment of long-lived assets and other related charges	374	24	56
Total charges for restructuring and impairment of long-lived assets	$390	$32	$83
RESTRUCTURING AND CLOSURES
During 2013 our restructuring and closure charges were primarily related to our Real Estate divestiture. During 2012 and 2011, our restructuring and closure charges were primarily related to various Wood Products operations we closed or curtailed and restructuring our corporate staff functions to support achieving our competitive performance goals.
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
Long-Lived Assets
Our long-lived asset impairments were primarily related to the following:

•
2013 — charges include $9 million related to the decision to permanently close our Colbert, Georgia engineered lumber facility in our Wood Products segment that was previously indefinitely closed. The fair value of the facility was determined using significant unobservable inputs (Level 3) based on liquidation values.

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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 95

determined using significant other observable inputs (Level 2) based on market quotes and significant unobservable inputs (Level 3) based on discounted future cash flows of the projects. We use present value techniques based on discounting the estimated cash flows using a rate commensurate with the inherent risk associated with the assets and related cash flow streams.

The real estate impairment charge in 2013 is primarily related to the impairment of the Coyote Springs Property. Under the terms of the TRI Pointe transaction, certain assets and liabilities of WRECO and its subsidiaries will be excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to the Coyote Springs Property. During fourth quarter 2013, following the announcement of the TRI Pointe transaction, WRECO and Weyerhaeuser began exploring strategic alternatives for the Coyote Springs Property and determined that Weyerhaeuser’s strategy for development of the Coyote Springs Property will likely differ from WRECO’s current development plan. WRECO’s development plan was long-term in nature with development and net cash flows covering at least 15-20 years. The undiscounted cash flows for the Coyote Springs Property under the WRECO development plan remained above the carrying value of the property. Weyerhaeuser Company’s strategy is to cease holding the Coyote Springs Property for development and to initiate activities in the near-term to market the assets to potential third-party buyers. The undiscounted cash flows under the Weyerhaeuser Company asset sale strategy were below the carrying value of the property. Consequently, we recorded a non-cash charge of $356 million in fourth quarter 2013 for the impairment of the Coyote Springs Property. Of this amount, $343 million was recorded in our Real Estate segment and $13 million in Unallocated Items. The fair value of the property was primarily based on an independent appraisal that was determined using both other observable inputs (Level 2) related to other market transactions and significant unobservable inputs (Level 3) such as the timing and amounts of future cash flows related to the development of the property, timing and amounts of proceeds from acreage sales, access to water for use on the property and discount rates applicable to the future cash flows. The property is recorded in "Land being processed for development" in our Consolidated Balance Sheet.
Write-off of Pre-Acquisition Costs and Abandoned Community Costs
In addition to owning land and residential lots, we also have option agreements to purchase land and lots at a future date. When the economics of a project no longer support acquisition of the land or lots under option, we may elect not to move forward with the acquisition. Option deposits and capitalized engineering and related costs associated with the assets under option may be forfeited at that time. Charges for such forfeitures are reported as write-off of pre-acquisition costs. As of December 31, 2013, non-refundable option deposits and capitalized pre-acquisition costs associated with these lots totaled $47 million. The deposits and costs are recorded in "Other assets" in our Consolidated Balance Sheet.

NOTE 21: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.
Various Income and Expense Items Included in Other Operating Income, Net

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Gain on the sale of non-strategic timberlands	$—	$—	$(152)
Gain on postretirement plan amendment (Note 10)	—	(103)	—
Gain on disposition of assets	(19)	(28)	(17)
Foreign exchange (gains) losses, net	7	(6)	5
Land management income	(28)	(27)	(26)
Litigation expense, net	16	12	5
Other, net	(1)	(28)	(27)
Total	$(25)	$(180)	$(212)
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
Income taxes related to discontinued operations are discussed in Note 5: Discontinued Operations.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 96

EARNINGS BEFORE INCOME TAXES
Domestic and Foreign Earnings (Loss) From Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Domestic earnings	$312	$450	$341
Foreign earnings (loss)	122	(11)	(84)
Total	$434	$439	$257
PROVISION FOR INCOME TAXES
Provision (Benefit) for Income Taxes From Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
Current:
Federal	$(63)	$(69)	$(73)
State	(16)	(11)	16
Foreign	(21)	26	8
	(100)	(54)	(49)
Deferred:
Federal	(60)	39	11
State	10	4	(11)
Foreign	21	66	(13)
	(29)	109	(13)
Total income tax provision (benefit)	$(129)	$55	$(62)
Included in our income tax provision for 2012 are recomputations of prior year taxes, resulting in reclassifications between foreign and domestic for both current and deferred taxes as a result of final tax proceedings between countries.
EFFECTIVE INCOME TAX RATE
Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2013	2012	2011
U.S. federal statutory income tax	$152	$154	$90
State income taxes, net of federal tax benefit	13	6	4
REIT income not subject to federal income tax	(101)	(94)	(80)
Foreign taxes	(8)	8	20
Provision for unrecognized tax benefits	(193)	(6)	(7)
Repatriation of Canadian earnings	21	—	(76)
State income tax settlement	—	(10)	—
Domestic production activities deduction	(13)	—	—
Other, net	—	(3)	(13)
Total income tax provision (benefit)	$(129)	$55	$(62)
Effective income tax rate	(29.9)%	12.5%	(23.3)%
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

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 97

Deferred Income Tax Assets (Liabilities) Related to Continuing Operations by Category

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Assets:
Current	$151	$88
Noncurrent - domestic	37	285
Noncurrent - foreign	4	83
Noncurrent liabilities - domestic	(206)	—
Net deferred tax asset (liability)	$(14)	$456
Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Postretirement benefits	$102	$144
Pension	57	521
Real estate impairments	214	115
State tax credits	59	59
Net operating loss carryforwards	144	187
Cellulosic biofuel producers credit	80	240
Other	310	336
Gross deferred tax assets	966	1,602
Valuation allowance	(97)	(144)
Net deferred tax assets	869	1,458
Property, plant and equipment	(538)	(577)
Timber installment notes	(180)	(240)
Other	(165)	(185)
Deferred tax liabilities	(883)	(1,002)
Net deferred tax asset (liability)	$(14)	$456
OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)
Other information about our deferred income tax assets (liabilities) include:

•	net operating loss carryforwards,

•	valuation allowances and

•	reinvestment of undistributed earnings.
Net Operating Loss Carryforwards
Our state and foreign net operating loss carryforwards as of the end of 2013 are as follows:

•	$616 million, which expire from 2014 through 2033; and

•	$36 million, which do not expire.
Valuation Allowances
With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.
Our valuation allowance on our deferred tax assets was $97 million as of the end of 2013. This primarily related to foreign and state net operating losses and state and provincial credits.
The total changes in our valuation allowance over the last year was a net decrease of $47 million. This net decrease resulted primarily from expiration of foreign and state net operating losses and credits.
Reinvestment of Undistributed Earnings
The balance of our foreign undistributed earnings was approximately $23 million at the end of 2013 and has been permanently reinvested; therefore, it is not subject to U.S. income tax. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on the remaining undistributed earnings.
HOW WE ACCOUNT FOR INCOME TAXES
The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 98

UNRECOGNIZED TAX BENEFITS
Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 31, 2013 and 2012, are $26 million and $177 million, respectively, which does not include related interest of $4 million and $15 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.
Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2013	DECEMBER 31, 2012
Balance at beginning of year	$177	$251
Additions for tax positions of prior years	—	2
Reductions for tax positions of prior years	(148)	(21)
Settlements	—	(53)
Lapse of statute	(3)	(2)
Balance at end of year	$26	$177
The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits was $24 million as of December 31, 2013, and $185 million as of December 31, 2012, which includes interest of $4 million and $15 million respectively, net of payments made in advance of settlements.
The net liability recorded for tax positions across all jurisdictions that, if sustained, would affect our effective tax rate was $16 million as of December 31, 2013, and $159 million as of December 31, 2012, which includes interest of $4 million and $15 million, respectively.

During fourth quarter 2013, we received a final examination report from the IRS regarding our years under exam. As a result, we recognized a benefit for the reduction of our unrecognized tax benefits primarily relating to alternative fuel mixture credits. In addition, we recognized a benefit for a reduction of interest accrued primarily related to the U.S./Canada Competent Authority settlement. During third quarter 2012, as a result of reaching agreements with taxing authorities, we reduced our unrecognized tax benefits. This led to reclasses between our long-term tax receivables and payables and reduced our tax provision by $7 million.
In accordance with our accounting policy, we accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2013, no U.S. federal income tax returns are under exam. Our U.S. federal statute is open for years 2008 forward. We are undergoing examinations in various state jurisdictions for tax years 2008-2011 and various foreign jurisdictions for tax years 2005-2012. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.
In the next 12 months, we estimate a decrease of up to $15 million in unrecognized tax benefits on several tax positions due to the lapse of applicable statutes of limitation.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 99

NOTE 23: GEOGRAPHIC AREAS
This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to unaffiliated customers,

•	export sales from the U.S., and

•	long-lived assets.
SALES
Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, China, Japan and Europe. Our export sales include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;

•	pulp, logs and lumber to other Pacific Rim countries; and

•	pulp to Europe.
Sales by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2013 (DOLLAR AMOUNTS IN MILLIONS)
	2013	2012	2011
Sales to unaffiliated customers:
U.S.	$6,036	$4,937	$4,008
Japan	758	639	640
Europe	298	300	331
China	453	360	446
Canada	418	302	271
South America	80	74	75
Other foreign countries	486	447	445
Total	$8,529	$7,059	$6,216
Export sales from the U.S.:
Japan	$676	$583	$581
China	411	329	389
Other	804	770	805
Total	$1,891	$1,682	$1,775
LONG-LIVED ASSETS
Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill,

•	timber and timberlands and

•	property and equipment, including construction in progress.
Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	December 31, 2013	December 31, 2012	December 31, 2011
Long-lived assets:
U.S.	$8,116	$5,523	$5,702
Canada	652	728	745
Other foreign countries	670	672	637
Total	$9,438	$6,923	$7,084
Long-lived assets in the U.S. increased primarily due to the acquisition of Longview Timber. See Note 3: Longview Timber Purchase for more information.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 100

NOTE 24: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial data provides a review of our results and performance throughout the year. Our earnings per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.
Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Full Year
2013:
Net sales	$1,951	$2,141	$2,181	$2,256	$8,529
Operating income (loss)	$256	$311	$277	$(97)	$747
Earnings (loss) from continuing operations before income taxes	$185	$240	$203	$(194)	$434
Net earnings	$144	$198	$167	$54	$563
Net earnings attributable to Weyerhaeuser common shareholders	$144	$196	$157	$43	$540
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.26	$0.35	$0.27	$0.07	$0.95
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.26	$0.35	$0.27	$0.07	$0.95
Dividends paid per share	$0.17	$0.20	$0.22	$0.22	$0.81
Market prices - high/low	$31.74 - $28.36	$33.24 - $26.38	$29.86 - $26.64	$32.00 - $28.01	$33.24 - $26.38
2012:
Net sales	$1,494	$1,793	$1,772	$2,000	$7,059
Operating income	$101	$176	$202	$256	$735
Earnings from continuing operations before income taxes	$26	$101	$130	$182	$439
Net earnings	$41	$84	$117	$142	$384
Net earnings attributable to Weyerhaeuser common shareholders	$41	$84	$117	$143	$385
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.08	$0.16	$0.22	$0.26	$0.71
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.08	$0.16	$0.22	$0.26	$0.71
Dividends paid per share	$0.15	$0.15	$0.15	$0.17	$0.62
Market prices - high/low	$22.36 - $18.50	$22.36 - $18.60	$28.06 - $21.87	$28.82 - $24.75	$28.82 - $18.50
(1) Fourth Quarter 2013 includes a $356 million non-cash impairment charge. See Note 20: Charges for Restructuring, Closures and Asset Impairments for more information.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 101

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
We completed the acquisition of Longview Timber in July 2013. Due to the timing of the acquisition we have excluded Longview Timber from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2013, Longview Timber net sales and assets represented approximately 1% of net sales and 20% of total assets.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Weyerhaeuser Company completed the acquisition of Longview Timber in July 2013. Due to the timing of the acquisition Weyerhaeuser Company has excluded Longview Timber from its evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2013, Longview Timber net sales and assets represented approximately 1% of net sales and 20% of total assets. Our audit of internal control over financial reporting of Weyerhaeuser Company also excluded an evaluation of the internal control over financial reporting of Longview Timber.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 18, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
February 18, 2014

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 103

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information are found in the Our Business — Executive Officers of the Registrant section of this report. Information with respect to directors of the company and other governance matters, as required by this item, are included in the Notice of 2014 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 10, 2014 under the headings “Nominees for Election — Terms Expire in 2015,” “Board of Directors and Committee Information,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Potential Payment upon Termination or Change in Control — Change in Control,” and “ — Severance” is incorporated herein by reference.

EXECUTIVE AND DIRECTOR COMPENSATION
Information with respect to executive and director compensation contained in the Notice of 2014 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 10, 2014, under the headings “Board of Directors and Committee Information — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year Year-End,” “Options Exercise in Fiscal 2013,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management contained in the Notice of 2014 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 10, 2014, under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with regard to certain relationships and related transactions contained in the Notice of 2014 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 10, 2014, under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services in the Notice of 2014 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held April 10, 2014, under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated herein by reference.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 104

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, in Financial Statements and Supplementary Data above.

EXHIBITS

2	—	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(a)
Stock Purchase Agreement, dated as of June 14, 2013, by and among Longview Timber Holdings, Corp., the securityholders listed on the signature pages thereto, Weyerhaeuser Columbia Holding Co., LLC and Weyerhaeuser Company (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission June 17, 2013 — Commission File Number 1-4825)

(b)
Transaction Agreement, dated as of November 3, 2013, among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, TRI Pointe Homes, Inc. and Topaz Acquisition, Inc. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission November 4, 2013 — Commission File Number 1-4825)

3	—	Articles of Incorporation
(a)
Articles of Incorporation (incorporated by reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission May 6, 2011 — Commission File Number 1-4825 and Current Report on Form 8-K filed with the Securities and Exchange Commission June 20, 2013 — Commission File Number 1-4825)

		(b)	Bylaws (incorporated by reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission May 6, 2011 — Commission File Number 1-4825)
4	—	Instruments Defining the Rights of Security Holders, Including Indentures
(a)
Indenture dated as of April 1, 1986 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S‑3, Registration No. 333-36753).

(b)
First Supplemental Indenture dated as of February 15, 1991 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S‑3, Registration No. 33-52982).

(c)
Second Supplemental Indenture dated as of February 1, 1993 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S‑3, Registration No. 33-59974).

(d)
Third Supplemental Indenture dated as of October 22, 2001 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S-3, Registration No. 333-72356).

(e)
Fourth Supplemental Indenture dated as of March 12, 2002 between Weyerhaeuser Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank and Chemical Bank), a national banking association, as Trustee (incorporated by reference from the Registration Statement on Form S-4, Registration No. 333-82376).

10	—	Material Contracts
		(a)	Form of Executive Change of Control Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 24, 2014 — Commission File Number 1-4825) *
		(b)	Form of Executive Severance Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission January 24, 2014 — Commission File Number 1-4825) *
		(c)	Weyerhaeuser Company 2013 Long-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 19, 2013 — Commission File Number 1-4825) *
(d)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Stock Option Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-4825) *

(e)
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-4825) *

(f)
Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Restricted Stock Unit Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-4825) *

(g)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

(h)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Share Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 105

(i)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

(j)
Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (Amended and Restated Effective January 1, 2013) (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-4825) *

(k) Weyerhaeuser Company Deferred Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 29, 2010 — Commission File Number 1-4825) *
(l)
Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission January 27, 2009 — Commission File Number 1-4825) *

(m)
 2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective January 1, 2012) (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 4, 2012 — Commission File Number 1-4825) *

(n)
Weyerhaeuser Real Estate Company Management Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 9, 2010 — Commission File Number 1-4825) *

(o)
Weyerhaeuser Real Estate Company Management Long-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 9, 2010 — Commission File Number 1-4825) *

(p)
Revolving Credit Facility Agreement among Weyerhaeuser Company, Weyerhaeuser Real Estate Company, JP Morgan Chase Bank, N.A. as administrative agent, Citibank, N.A., as syndication agent, CoBank, ACB, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd, and Wells Fargo Bank, N.A., as documentation agents, and the lenders, swing-line banks and initial fronting banks named therein (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 12, 2013 — Commission File Number 1-4825).

(q)
Credit Agreement among Weyerhaeuser Company, CoBank, ACB as administrative agent, and the lenders party thereto (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 16, 2013 — Commission File Number 1-4825)

(r) Retention Agreement with Peter M. Orser (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission August 23, 2013 — Commission File Number 1-4825) *
(s)
Executive Change in Control Agreement (Tier I) with Doyle R. Simons (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 16, 2013 — Commission File Number 1-4825) *

(t)
Executive Severance Agreement (Tier I) with Doyle R. Simons (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 16, 2013 — Commission File Number 1-4825) *

(u)
Form of Tax Sharing Agreement to be entered into by and among Weyerhaeuser Company, Weyerhaeuser Real Estate Company and TRI Pointe Homes, Inc. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission November 4, 2013 — Commission File Number 1-4825)

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

* Denotes a management contract or compensatory plan or arrangement.

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 106

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 18, 2014.

WEYERHAEUSER COMPANY

/s/ DOYLE R. SIMONS
Doyle R. Simons
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 18, 2014.

/s/ DOYLE R. SIMONS	/s/ WAYNE W. MURDY
Doyle R. Simons Principal Executive Officer and Director	Wayne W. Murdy Director

/s/ PATRICIA M. BEDIENT	/s/ NICOLE W. PIASECKI
Patricia M. Bedient Principal Financial Officer	Nicole W. Piasecki Director

/s/ JEANNE M. HILLMAN
Jeanne M. Hillman Principal Accounting Officer	Richard H. Sinkfield Director

/s/ DEBRA A. CAFARO	/s/ D. MICHAEL STEUERT
Debra A. Cafaro Director	D. Michael Steuert Director

/s/ MARK A. EMMERT	/s/ KIM WILLIAMS
Mark A. Emmert Director	Kim Williams Director

/s/ JOHN I. KIECKHEFER	/s/ CHARLES R. WILLIAMSON
John I. Kieckhefer Director	Charles R. Williamson Chairman of the Board and Director

 WEYERHAEUSER COMPANY > 2013 ANNUAL REPORT AND FORM 10-K 107