Form 10-Q
period 2014-03-31
WEYERHAEUSER CO
filed 2014-04-30
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of April 25, 2014, 585,007,241 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2014	MARCH 2013
Net sales	$1,984	$1,951
Cost of products sold	1,556	1,533
Gross margin	428	418
Selling expenses	49	51
General and administrative expenses	101	118
Research and development expenses	7	7
Charges for restructuring, closures and impairments (Note 13)	21	4
Other operating income, net (Note 14)	(74)	(18)
Operating income	324	256
Interest income and other	9	11
Interest expense, net of capitalized interest	(83)	(82)
Earnings before income taxes	250	185
Income taxes (Note 15)	(56)	(41)
Net earnings	194	144
Dividends on preference shares	(11)	—
Net earnings attributable to Weyerhaeuser common shareholders	$183	$144
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 5)	$0.31	$0.26
Weighted average shares outstanding (in thousands) (Note 5):
Basic	584,915	545,234
Diluted	589,312	550,785
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013
Consolidated net earnings	$194	$144
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	(17)
Actuarial gains, net of tax expense of $15 and $23	36	48
Prior service costs, net of tax benefit of $18 and $0	(29)	(4)
Unrealized gains on available-for-sale securities	—	1
Total other comprehensive income (loss)	(15)	28
Comprehensive income attributable to Weyerhaeuser shareholders	$179	$172
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2014	DECEMBER 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$780	$835
Receivables, less discounts and allowances of $6 and $6	560	569
Receivables for taxes	34	101
Inventories (Note 6)	626	542
Prepaid expenses	108	128
Deferred tax assets	207	151
Total current assets	2,315	2,326
Property and equipment, less accumulated depreciation of $6,357 and $6,368	2,611	2,704
Construction in progress	140	112
Timber and timberlands at cost, less depletion charged to disposals (Note 2)	6,574	6,580
Real estate in process of development and for sale	927	851
Land being processed for development	612	613
Investments in and advances to equity affiliates	205	211
Goodwill	40	42
Deferred tax assets	37	41
Other assets	429	403
Restricted financial investments held by variable interest entities	615	615
Total assets	$14,505	$14,498

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$2	$2
Accounts payable	409	384
Accrued liabilities (Note 8)	661	742
Total current liabilities	1,072	1,128
Long-term debt (Note 9)	4,891	4,891
Long-term debt (nonrecourse to the company) held by variable interest entities	516	516
Deferred income taxes	306	206
Deferred pension and other postretirement benefits	471	516
Other liabilities	364	409
Commitments and contingencies (Note 10)
Total liabilities	7,620	7,666
Equity:
Weyerhaeuser shareholders’ interest:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,800,000 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 584,961,444 and 583,548,428 shares	731	729
Other capital	6,464	6,444
Retained earnings	344	294
Cumulative other comprehensive loss (Note 11)	(701)	(686)
Total Weyerhaeuser shareholders’ interest	6,852	6,795
Noncontrolling interests	33	37
Total equity	6,885	6,832
Total liabilities and equity	$14,505	$14,498
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013
Cash flows from operations:
Net earnings	$194	$144
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	126	112
Deferred income taxes, net	36	26
Pension and other postretirement benefits (Note 7)	(47)	24
Share-based compensation expense	9	12
Net gains on dispositions of assets(1)	(25)	(7)
Foreign exchange transaction losses (Note 14)	14	4
Change in:
Receivables less allowances	(1)	(165)
Receivable for taxes	67	30
Inventories	(88)	(68)
Real estate and land	(72)	(59)
Prepaid expenses	3	(13)
Accounts payable and accrued liabilities	(80)	(66)
Deposits on land positions and other assets	12	(1)
Pension and postretirement contributions / benefit payments	(33)	(37)
Other	(6)	3
Net cash from operations	109	(61)
Cash flows from investing activities:
Property and equipment	(51)	(35)
Timberlands reforestation	(14)	(13)
Proceeds from sale of assets	19	6
Cash from investing activities	(46)	(42)
Cash flows from financing activities:
Cash dividends on common shares	(129)	(93)
Change in book overdrafts	(6)	3
Payments on debt	—	(156)
Exercises of stock options	15	81
Other	2	9
Cash from financing activities	(118)	(156)
Net change in cash and cash equivalents	(55)	(259)
Cash and cash equivalents at beginning of period	835	898
Cash and cash equivalents at end of period	$780	$639
Cash paid (received) during the period for:
Interest, net of amount capitalized of $5 and $5	$101	$111
Income taxes	$(50)	$(2)

(1)	Includes gains on timberland exchanges.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

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
The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2014 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. Our reclassifications record our variable interest entities assets and liabilities into their respective line items on our Consolidated Balance Sheet. Additionally, our real estate and forest products asset and liability line items have been combined into our respective total asset and liability line items on our Consolidated Balance Sheet and in the related footnotes.

NEW ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, which provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. Our prospective adoption of this guidance in first quarter 2014 did not have a material effect on our results of operations, financial position or cash flows.

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
Summarized unaudited pro forma information that presents combined amounts as if this acquisition occurred at the beginning of 2013, is as follows:

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2013
Net sales	$2,003
Net earnings attributable to Weyerhaeuser common shareholders	$150
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.26

NOTE 3: REAL ESTATE DIVESTITURE
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
We expect the transaction to close early in third quarter 2014.

NOTE 4: BUSINESS SEGMENTS
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

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013
Sales to unaffiliated customers:
Timberlands	$377	$293
Wood Products	898	988
Cellulose Fibers	461	474
Real Estate	248	196
	1,984	1,951
Intersegment sales:
Timberlands	238	224
Wood Products	19	18
	257	242
Total sales	2,241	2,193
Intersegment eliminations	(257)	(242)
Total	$1,984	$1,951
Net contribution to earnings:
Timberlands	$164	$104
Wood Products	64	178
Cellulose Fibers	54	31
Real Estate	12	—
	294	313
Unallocated Items(1)	39	(46)
Net contribution to earnings	333	267
Interest expense, net of capitalized interest	(83)	(82)
Income before income taxes	250	185
Income taxes	(56)	(41)
Net earnings	194	144
Dividends on preference shares	(11)	—
Net earnings attributable to Weyerhaeuser common shareholders	$183	$144

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with outstanding borrowings and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 5: NET EARNINGS PER SHARE
Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.31 during first quarter 2014; and

•	$0.26 during first quarter 2013.
Basic earnings per share is net earnings available to common shareholders divided by the weighted average number of our outstanding common shares, including stock equivalent units where there is no circumstance under which those shares would not be issued.

Diluted earnings per share is net earnings available to common shareholders divided by the sum of the:

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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter ended March 31, 2014. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2014	MARCH 2013
Stock options	5,695	5,200
Performance share units	446	519
Preference shares	24,865	—

NOTE 6: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2014	DECEMBER 31, 2013
LIFO Inventories:
Logs and chips	$18	$15
Lumber, plywood and panels	69	46
Pulp and paperboard	103	97
Other products	13	11
FIFO or moving average cost inventories:
Logs and chips	59	33
Lumber, plywood, panels and engineered lumber	89	70
Pulp and paperboard	34	30
Other products	92	94
Materials and supplies	149	146
Total	$626	$542

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO - the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been $119 million and $112 million higher as of March 31, 2014 and December 31, 2013, respectively.

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013
Service cost	$14	$16
Interest cost	69	60
Expected return on plan assets	(116)	(109)
Amortization of actuarial loss	31	55
Amortization of prior service cost	1	2
Total net periodic benefit cost (credit)	$(1)	$24

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013
Interest cost	$3	$3
Amortization of actuarial loss	3	3
Amortization of prior service credit	(48)	(6)
Other	(4)	—
Total net periodic benefit credit	$(46)	$—

During fourth quarter 2013, we decided to eliminate post-Medicare health funding for certain salaried retirees after 2014. As a result, we will ratably amortize a total pretax gain of $177 million throughout 2014. We recognized a pretax gain of $45 million in first quarter 2014 from this plan amendment. This gain is included in "Other operating income, net" in our Consolidated Statement of Operations and reflected in the amortization of prior service credit in the table above.

FAIR VALUE OF PENSION PLAN ASSETS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, the value reported for our pension plan assets at the end of 2013 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We expect to complete the valuation of our pension plan assets during second quarter 2014. The final adjustments could affect net pension periodic benefit cost.
EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in 2014 we expect to:

•	make approximately $53 million of required contributions to our Canadian registered pension plan;

•	make $3 million of required contributions or benefit payments to our Canadian nonregistered pension plans;

•	make benefit payments of $20 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $35 million for our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2014.

NOTE 8: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2014	DECEMBER 31, 2013
Wages, salaries and severance pay	$145	$174
Pension and postretirement	56	57
Vacation pay	55	52
Income taxes	15	4
Taxes – Social Security and real and personal property	36	36
Interest	74	104
Customer rebates and volume discounts	34	50
Deferred income	80	98
Estimated cost for real estate development completion	33	48
Other	133	119
Total	$661	$742

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	MARCH 31, 2014		DECEMBER 31, 2013
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$5,856	$4,891	$5,683

To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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

LEGAL PROCEEDINGS
We are party to various legal proceedings arising in the ordinary course of business, however, we are not currently a party to any legal proceeding that management believes could have a material adverse effect on our long-term financial position, results of operations or cash flows.

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
As of March 31, 2014, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $31 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2013.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of March 31, 2014, our total accruals for these obligations was $45 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2013.
Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 11: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2013	$354	$(1,066)	$(19)	$(111)	$150	$6	$(686)
Other comprehensive income (loss) before reclassifications	(22)	16	—	1	—	—	(5)
Income taxes	—	(5)	—	—	—	—	(5)
Net other comprehensive income (loss) before reclassifications	(22)	11	—	1	—	—	(10)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	31	1	3	(48)	—	(13)
Income taxes	—	(10)	—	—	18	—	8
Net amounts reclassified from cumulative other comprehensive income (loss)	—	21	1	3	(30)	—	(5)
Total other comprehensive income (loss)	(22)	32	1	4	(30)	—	(15)
Ending balance as of March 31, 2014	$332	$(1,034)	$(18)	$(107)	$120	$6	$(701)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 7: Pension and Other Postretirement Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION
In first quarter 2014, we granted 2,426,702 stock options, 678,271 restricted stock units, 309,642 performance share units and 73,605 stock appreciation rights. In addition, 427,135 outstanding restricted stock units and 216,622 outstanding performance share units vested during first quarter 2014. A total of 1,357,071 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in 2014 was $30.16. The vesting and post-termination vesting terms for stock options granted in 2014 were as follows:

•	vest ratably over four years;

•	vest or continue to vest in the event of death while employed, disability or retirement at an age of at least 62;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2014

OPTIONS
Expected volatility	31.71%
Expected dividends	2.92%
Expected term (in years)	4.97
Risk-free rate	1.57%
Weighted average grant date fair value	$6.62

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted in 2014 was $30.16. The vesting provisions for restricted stock units granted in 2014 were as follows:

•	vest ratably over four years;

•	immediately vest in the event of death while employed or disability;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

PERFORMANCE SHARE UNITS
The weighted average grant date fair value of performance share units granted in 2014 was $30.62. The vesting provisions for performance share units granted in 2014 and that are earned were as follows:

•	vest 50 percent, 25 percent and 25 percent on the second, third and fourth anniversaries of the grant date, respectively, as long as the individual remains employed by the company;

•	fully vest in the event the participant dies or becomes disabled while employed;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2014

	Performance Share Units
Performance period	1/1/2014 – 12/31/2015
Valuation date closing stock price	$30.16
Expected dividends	2.91%
Risk-free rate	0.03%	–	0.79%
Expected volatility	20.74%	–	23.53%

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 31, 2014.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 31, 2014

MARCH 31, 2014
Expected volatility	22.89%
Expected dividends	3.01%
Expected term (in years)	1.65
Risk-free rate	0.39%
Weighted average fair value	$6.86
The vesting and post-termination vesting terms for stock appreciation rights granted in 2014 are the same as for stock options described above.

NOTE 13: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Items Included in Our Restructuring, Closure and Asset Impairment Charges

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013
Restructuring and closure charges:
Termination benefits	$17	$—
Other restructuring and closure costs	3	2
Charges for restructuring and closures	20	2
Impairments of long-lived assets and other related charges:
Long-lived assets	—	2
Write-off of pre-acquisition costs and abandoned community costs	1	—
Impairments of long-lived assets and other related charges	1	2
Total impairments of investments and other related charges	$21	$4
During 2014, our restructuring and closure charges were primarily related to our selling, general and administrative cost reduction initiative to support achieving our competitive performance goals. We expect to incur an additional $10 to $15 million in charges related to these activities between now and early 2015, the majority of which will relate to additional other restructuring and closure costs.

Changes in accrued severance related to restructuring during the quarter ended March 31, 2014 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2013	$2
Charges	17
Payments	(4)
Accrued severance as of March 31, 2014	$15
The majority of the accrued severance balance as of March 31, 2014, is expected to be paid within one year.

NOTE 14: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013
Gain on postretirement plan amendment (Note 7)	$(45)	$—
Gain on disposition of non-strategic assets	(23)	(6)
Foreign exchange losses, net	14	4
Land management income	(7)	(6)
Other, net	(13)	(10)
Total other operating income, net	$(74)	$(18)
Gain on disposition of non-strategic assets in 2014 included a $22 million pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State.
Foreign exchange losses result from changes in exchange rates on transactions, primarily related to our Canadian operations.
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
The 2014 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2014 estimated annual effective tax rate for our TRS is approximately 34 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings.
There were no significant discrete items excluded from the calculation of our effective income tax rate for 2014 or 2013.

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

STATEMENTS
We make forward-looking statements in this report, including with respect to estimated tax rates, future dividends, future restructuring charges, expected results of litigation and the sufficiency of litigation reserves, the anticipated timing of closing the TRI Pointe/WRECO transaction, our expected capital expenditures for 2014 and our expectations relating to pension contributions and benefit payments. Such forward-looking statements also include statements regarding the proposed transaction with TRI Pointe relating to our homebuilding and real estate development business, the anticipated timing and benefits of such transaction and tax implications relating to such transaction.
In addition, we base our forward-looking statements on a number of factors, including the expected effect of:

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

RISKS, UNCERTAINTIES AND ASSUMPTIONS
The major risks and uncertainties – and assumptions that we make – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	the successful execution of our internal plans and strategic initiatives;

•	transportation availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	our ability to successfully integrate operations of Longview Timber and realize expected benefits from the acquisition;

•
our and TRI Pointe's ability to complete the transaction relating to our homebuilding and real estate development business, on the anticipated terms and schedule, including the ability to obtain shareholder and regulatory approvals and the anticipated tax treatment of the transactions and related transactions; and

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
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.

CONSOLIDATED RESULTS
How We Did in First Quarter 2014
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters ended March 31, 2014 and 2013:

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2014	MARCH 2013	2014 VS. 2013
Net sales	$1,984	$1,951	$33
Operating income	$324	$256	$68
Net earnings attributable to Weyerhaeuser common shareholders	$183	$144	$39
Net earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.31	$0.26	$0.05

Comparing First Quarter 2014 with First Quarter 2013
Net sales
Net sales increased $33 million – 2 percent – primarily due to the following:

•	Timberlands segment sales increased $84 million, primarily due to higher export and domestic log prices and increased sales volume in the West and from the purchase of Longview Timber.

•	Real Estate segment sales increased $52 million, primarily due to increased home closings and improved average prices for homes closed.
These increases were partially offset by:

•	a $90 million decrease in our Wood Products segment sales, primarily due to lower sales realizations and lower shipment volumes for structural lumber and oriented strand board (OSB); and

•	a $13 million decrease in our Cellulose Fibers segment sales, primarily due to lower sales volumes for pulp and liquid packaging board.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $39 million – 27 percent – primarily due to the following:

•
a $99 million increase in gross margin in our Timberlands, Cellulose Fibers and Real Estate segments. Our Timberlands and Cellulose Fibers segment increases were primarily due to higher sales realizations and the purchase of Longview Timber. Increased gross margin in our Real Estate segment was primarily due to increased single-family home closings and improved average prices for homes closed.

•	a $56 million increase in other operating income, primarily due to a $45 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment.
These increases were partially offset by a $110 million decrease in gross margin in our Wood Products segment, primarily due to lower sales realizations in OSB and lumber.

TIMBERLANDS
How We Did First Quarter 2014
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters ended March 31, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013	2014 VS. 2013
Net sales to unaffiliated customers:
Logs:
West	$257	$177	$80
South	62	61	1
Canada	6	7	(1)
Subtotal logs sales	325	245	80
Chip sales	3	3	—
Timberlands exchanges(1)	4	2	2
Higher and better-use land sales(1)	3	3	—
Minerals, oil and gas	7	8	(1)
Products from international operations(2)	24	22	2
Other products	11	10	1
Subtotal net sales to unaffiliated customers	377	293	84
Intersegment sales:
United States	143	127	16
Other	95	97	(2)
Subtotal intersegment sales	238	224	14
Total sales	$615	$517	$98
Net contribution to earnings	$164	$104	$60

(1)	Significant dispositions of higher and better use timberland and some non-strategic timberlands are made through subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations in South America.

On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for cash and assumed debt. The sales and net contribution to earnings of our acquired entity from the acquisition date forward are included in the West results of our Timberlands segment. Longview Timber was and continues to be a supplier to our Wood Products segment and those sales are shown in intersegment sales.

Comparing First Quarter 2014 with First Quarter 2013
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $84 million – 29 percent – driven by an $80 million increase in Western log sales due to higher export and domestic log prices and a 34 percent increase in sales volume as a result of increased export demand and from the purchase of Longview Timber.
Intersegment sales
Intersegment sales increased $14 million – 6 percent – primarily from a $16 million increase due to higher log prices in our legacy Western and Southern timberlands.
Net contribution to earnings
Net contribution to earnings increased $60 million – 58 percent – primarily from:

•	a $38 million increase due to the purchase of Longview Timber,

•	a $37 million increase due to higher log prices in our legacy Western timberlands and the South; and

•	a $7 million increase due to higher sales volumes and demand for export logs in our legacy Western timberlands.
The above items were partially offset by a $24 million increase in operating costs in our legacy Western timberlands primarily due to increased harvest levels and outside purchased logs.
THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2014	MARCH 2013	2014 VS. 2013
Third party log sales – cubic meters:
West	2,246	1,674	572
South	1,385	1,399	(14)
Canada	156	204	(48)
International	147	68	79
Total	3,934	3,345	589
Fee harvest volumes – cubic meters:
West	2,875	1,995	880
South	2,866	2,833	33
International	249	197	52
Total	5,990	5,025	965

WOOD PRODUCTS
How We Did First Quarter 2014
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013	2014 VS. 2013
Net sales:
Structural lumber	$427	$451	$(24)
Engineered solid section	90	82	8
Engineered I-joists	59	56	3
Oriented strand board	148	236	(88)
Softwood plywood	30	36	(6)
Other products produced	42	43	(1)
Complementary products purchased for resale	102	84	18
Total	$898	$988	$(90)
Net contribution to earnings	$64	$178	$(114)
Comparing First Quarter 2014 with First Quarter 2013
Net sales
Net sales decreased $90 million – 9 percent – primarily from the following:

•	Structural lumber shipment volumes decreased 4 percent and average sales realizations decreased 2 percent.

•	OSB shipment volumes decreased 2 percent and average sales realizations decreased 36 percent.
These items were partially offset by an increase of 21 percent of complementary products purchased for resale.
Net contribution to earnings
Net contribution to earnings decreased $114 million – 64 percent – primarily from:

•	an $86 million decrease, primarily due to lower sales realizations in OSB and lumber;

•	a $16 million increase in log cost due to increasing log prices; and

•	a $9 million increase in manufacturing costs due to adverse weather and startup of our Evergreen, Alabama engineered lumber facility.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2014	MARCH 2013	2014 VS. 2013
Structural lumber – board feet	989	1,025	(36)
Engineered solid section – cubic feet	4.6	4.4	0.2
Engineered I-joists – lineal feet	40	43	(3)
Oriented strand board – square feet (3/8”)	641	657	(16)
Softwood plywood – square feet (3/8”)	90	99	(9)
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

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2014	MARCH 2013	2014 VS. 2013
Structural lumber – board feet:
Production	1,009	1,021	(12)
Outside purchase	78	102	(24)
Total	1,087	1,123	(36)
Engineered solid section – cubic feet:
Production	4.9	4.6	0.3
Outside purchase	1.8	0.9	0.9
Total	6.7	5.5	1.2
Engineered I-joists – lineal feet:
Production	44	44	—
Outside purchase	1	3	(2)
Total	45	47	(2)
Oriented strand board – square feet (3/8”):
Production	657	662	(5)
Outside purchase	53	68	(15)
Total	710	730	(20)
Softwood plywood – square feet (3/8”):
Production	59	61	(2)
Outside purchase	33	42	(9)
Total	92	103	(11)

CELLULOSE FIBERS
How We Did in First Quarter 2014
Here is a comparison of net sales and net contribution to earnings for the quarters ended March 31, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013	2014 VS. 2013
Net sales:
Pulp	$363	$371	$(8)
Liquid packaging board	80	85	(5)
Other products	18	18	—
Total	$461	$474	$(13)
Net contribution to earnings	$54	$31	$23

Comparing First Quarter 2014 with First Quarter 2013
Net sales
Net sales decreased $13 million – 3 percent – primarily due to:

•	Decreased sales volumes of 6 percent for pulp related to timing of shipments, which was partially offset by increased sales realizations of $29 per ton – 4 percent.

•	Decreased sales volumes of 9 percent for liquid packaging board, which was partially offset by increased sales realizations of $43 per ton – 4 percent.
Net contribution to earnings
Net contribution to earnings increased $23 million – 74 percent – primarily due to:

•	a $13 million increase in pulp sales realizations; and

•	a $13 million decrease in maintenance and freight costs, Canadian operating costs due to the strengthening U.S. dollar and higher productivity.
These increases were partially offset by a $6 million increase in energy costs.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2014	MARCH 2013	2014 VS. 2013
Pulp – air-dry metric tons	440	467	(27)
Liquid packaging board – tons	71	78	(7)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2014	MARCH 2013	2014 VS. 2013
Pulp – air-dry metric tons	459	445	14
Liquid packaging board – tons	72	78	(6)

REAL ESTATE
How We Did First Quarter 2014
Here is a comparison of net sales and net contribution to earnings for the quarters ended March 31, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – REAL ESTATE

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013	2014 VS. 2013
Net sales:
Single-family housing	$242	$183	$59
Land	3	11	(8)
Other	3	2	1
Total	$248	$196	$52
Net contribution to earnings	$12	$—	$12

Here is a comparison of key statistics related to our single-family operations for the quarters ended March 31, 2014 and 2013:

SUMMARY OF SINGLE-FAMILY STATISTICS

	QUARTER ENDED		AMOUNT OF CHANGE
	MARCH 2014	MARCH 2013	2014 VS. 2013
Homes sold	667	820	(153)
Homes closed	508	463	45
Homes sold but not closed (backlog)	1,056	1,138	(82)
Cancellation rate	14.9%	12.2%	2.7%
Traffic	16,652	17,764	(1,112)
Average price of homes closed (in thousands)	$476	$394	$82
Single-family gross margin(1)	20.9%	19.5%	1.4%
(1) Single-family gross margin equals revenue less cost of sales and period costs.

On November 4, 2013, we announced that we had entered into a transaction agreement dated as of November 3, 2013 with TRI Pointe Homes, Inc. (TRI Pointe). Pursuant to the transaction agreement, Weyerhaeuser Real Estate Company (WRECO) will be divested through a Reverse Morris Trust transaction and ultimately become a wholly owned subsidiary of TRI Pointe. More information on this transaction can be found in our 2013 Annual Report on Form 10-K.

Comparing First Quarter 2014 with First Quarter 2013
Net sales
Net sales increased $52 million – 27 percent – primarily due to:

•
Single-family housing revenues increased $59 million. Home closing increased 10 percent from 463 in 2013 to 508 in 2014. The average price of homes closed increased 21 percent from $394,000 in 2013 to $476,000 in 2014, with year-over-year increases in each of our markets.

•	Revenues from land and lot sales decreased $8 million. Land and lot sales are a routine part of our land development business but they do not occur evenly from period to period.

Net contribution to earnings
Net contribution to earnings increased $12 million, primarily due to a $16 million increase in earnings from single-family home sales. In addition to higher closing volumes and higher average prices, single-family gross margin increased from 19.5 percent in 2013 to 20.9 percent in 2014.
This was partially offset by a $3 million increase in selling expenses, primarily due to volume related increases in selling costs and additional costs associated with an increased number of open communities.

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with outstanding borrowings and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013	2014 VS. 2013
Unallocated corporate function expense	$(2)	$(3)	$1
Unallocated share-based compensation	3	(7)	10
Unallocated pension and postretirement credits (costs)	55	(10)	65
Foreign exchange losses	(15)	(4)	(11)
Elimination of intersegment profit in inventory and LIFO	(19)	(24)	5
Other	8	(7)	15
Operating income (loss)	30	(55)	85
Interest income and other	9	9	—
Net contribution to earnings	$39	$(46)	$85
Changes in Unallocated Items were primarily related to:

•	a $45 million pretax gain recognized in first quarter 2014 related to a previously announced postretirement plan amendment;

•
a $22 million pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State, which is recorded in "Other operating income, net" in our Consolidated Statement of Operations; and

•	$18 million in charges recognized in first quarter 2014 related to our selling, general and administrative cost reduction initiative.

INTEREST EXPENSE
Our net interest expense incurred was:

•	$83 million during first quarter 2014 and

•	$82 million during first quarter 2013.

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

The 2014 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2014 estimated annual effective tax rate for our TRS is approximately 34 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings.
There were no significant discrete items excluded from the calculation of our effective income tax rate for 2014 or 2013.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders,

•	have access at all times to all major financial markets and

•	minimize liquidity risk by managing timing of debt maturities.

CASH FROM OPERATIONS
Consolidated net cash provided (used) by our operations was:

•	$109 million in 2014 and

•	$(61) million in 2013.
Comparing 2014 with 2013
Net cash from operations increased $170 million in 2014 as compared with 2013, primarily due to:

•	a $197 million increase in cash received from customers as sales increased in our Timberlands and Real Estate segments and

•	a $48 million increase in cash received from tax refunds.
These increases were partially offset by an $87 million increase in cash paid to employees and suppliers as sales and production increased in our Timberlands and Real Estate segments.

Expected Pension Contributions and Benefit Payments
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in 2014 we expect to:

•	make approximately $53 million of required contributions to our Canadian registered pension plan;

•	make $3 million of required contributions or benefit payments to our Canadian nonregistered pension plans;

•	make benefit payments of $20 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $35 million for our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2014.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash used by investing activities was:

•	$46 million in 2014 and

•	$42 million in 2013.

Summary of Capital Spending by Business Segment

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014	MARCH 2013
Timberlands	$19	$18
Wood Products	18	10
Cellulose Fibers	26	17
Real Estate	2	2
Unallocated Items	—	1
Total	$65	$48
We anticipate that our net capital expenditures for 2014 – excluding acquisitions – to approximate $400 million.

CASH FROM FINANCING ACTIVITIES
Consolidated net cash used by financing activities was:

•	$118 million in 2014 and

•	$156 million in 2013.

Debt
There were no payments of debt in 2014. We repaid debt of $156 million in 2013. There are no debt maturities in the next 12 months.

Revolving credit facility
Weyerhaeuser Company and Weyerhaeuser Real Estate Company (WRECO) have a $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. WRECO can borrow up to $50 million under this facility. Neither of the entities is a guarantor of the borrowing of the other.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in first quarter 2014 or 2013.

Debt Covenants
As of March 31, 2014 Weyerhaeuser Company and WRECO were in compliance with all debt covenants. There have been no significant changes during first quarter 2014 to our debt covenants presented in our 2013 Annual Report on Form 10-K.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$15 million in 2014 and

•	$81 million in 2013.
The decrease in cash proceeds from the exercise of stock options is primarily due to unusually high stock option exercises in first quarter 2013, 50 percent of total 2013 proceeds. This was primarily caused by our average stock price being 46 percent higher in first quarter 2013 than the prior period. Exercises returned to normal levels by first quarter 2014 due to less volatility in stock price. In first quarter 2014, our average stock price was $30.09, a 1 percent decrease, compared to $30.34 in first quarter 2013.

Paying dividends and repurchasing stock
Dividends per common share declared and paid are as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2014	MARCH 2013
Dividends per common share - declared and paid	$0.22	$0.17
Dividends on common shares - amount paid	$129	$93
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 17 cents per share to 20 cents per share in April 2013 and to 22 cents per share in August 2013, a 29 percent increase in our quarterly dividend.
On April 10, 2014, our Board of Directors declared a dividend of 22 cents per share on our common stock payable on May 30, 2014 to shareholders of record at the close of business May 9, 2014. Additionally, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on July 1, 2014, to shareholders of record at the close of business June 15, 2014.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during first quarter 2014 to our critical accounting policies presented in our 2013 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during first quarter 2014 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2014, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during first quarter 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 10: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

EXHIBITS

10.1
Form of Executive Change in Control Agreement (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 24, 2014 - Commission File Number 1-4825)

10.2	Form of Executive Severance Agreement (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 24, 2014 - Commission File Number 1-4825)

10.3
Annual Incentive Plan for Salaried Employees, Amended and Restated Effective January 1, 2014 (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission February 19, 2014 - Commission File Number 1-4825)

10.4	Retention Agreement with Peter M. Orser (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission March 4, 2014 - Commission File Number 1-4825)

12	Statements regarding computation of ratios

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	April 30, 2014

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer