Form 10-Q
period 2014-06-30
WEYERHAEUSER CO
filed 2014-08-04
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of August 1, 2014, 528,304,790 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Net sales	$1,964	$1,874	$3,700	$3,629
Cost of products sold	1,499	1,453	2,860	2,825
Gross margin	465	421	840	804
Selling expenses	27	31	55	64
General and administrative expenses	88	96	176	201
Research and development expenses	7	8	14	15
Charges for restructuring, closures and impairments (Note 13)	8	3	27	6
Other operating income, net (Note 14)	(65)	(10)	(140)	(28)
Operating income	400	293	708	546
Interest income and other	11	8	20	18
Interest expense, net of capitalized interest	(83)	(80)	(166)	(162)
Earnings before income taxes	328	221	562	402
Income taxes (Note 15)	(59)	(36)	(109)	(75)
Earnings from continuing operations	269	185	453	327
Earnings from discontinued operations, net of income taxes (Note 2)	22	13	32	15
Net earnings	291	198	485	342
Dividends on preference shares	(11)	(2)	(22)	(2)
Net earnings attributable to Weyerhaeuser common shareholders	$280	$196	$463	$340
Earnings per share attributable to Weyerhaeuser common shareholders, basic (Note 5):
Continuing operations	$0.44	$0.33	$0.73	$0.59
Discontinued operations	0.04	0.02	0.06	0.03
Net earnings per share	$0.48	$0.35	$0.79	$0.62
Earnings per share attributable to Weyerhaeuser common shareholders, diluted (Note 5):
Continuing operations	$0.43	$0.33	$0.73	$0.58
Discontinued operations	0.04	0.02	0.06	0.03
Net earnings per share	$0.47	$0.35	$0.79	$0.61
Weighted average shares outstanding (in thousands) (Note 5):
Basic	586,061	552,855	585,491	549,159
Diluted	589,766	557,588	589,542	554,301
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Consolidated net earnings attributable to Weyerhaeuser common shareholders	$280	$196	$463	$340
Other comprehensive income:
Foreign currency translation adjustments	21	(30)	(1)	(47)
Actuarial gains, net of tax expense of $18, $26, $33 and $49	31	56	67	104
Prior service costs, net of tax benefit of $13, $3, $30 and $3	(14)	(4)	(43)	(8)
Unrealized gains on available-for-sale securities	—	—	—	1
Total other comprehensive income	38	22	23	50
Comprehensive income attributable to Weyerhaeuser common shareholders	$318	$218	$486	$390
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2014	DECEMBER 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$845	$830
Receivables, less allowances of $4 and $4	590	518
Receivables for taxes	37	101
Inventories (Note 6)	596	542
Prepaid expenses	106	117
Deferred tax assets	128	130
Current assets of discontinued operations (Note 2)	988	88
Total current assets	3,290	2,326
Property and equipment, less accumulated depreciation of $6,428 and $6,327	2,599	2,689
Construction in progress	157	112
Timber and timberlands at cost, less depletion charged to disposals (Note 3)	6,571	6,580
Investments in and advances to equity affiliates	188	190
Goodwill	40	42
Deferred tax assets	—	5
Other assets	419	324
Restricted financial investments held by variable interest entities	615	615
Noncurrent assets of discontinued operations (Note 2)	1,827	1,694
Total assets	$15,706	$14,577
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$—	$2
Accounts payable	335	343
Accrued liabilities (Note 8)	597	629
Current liabilities of discontinued operations (Note 2)	137	154
Total current liabilities	1,069	1,128
Long-term debt (Note 9)	4,891	4,891
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred income taxes	410	285
Deferred pension and other postretirement benefits	422	516
Other liabilities	334	382
Noncurrent liabilities of discontinued operations (Note 2)	926	32
Commitments and contingencies (Note 10)
Total liabilities	8,563	7,745
Equity:
Weyerhaeuser shareholders’ interest:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,800,000 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 586,697,717 and 583,548,428 shares	733	729
Other capital	6,513	6,444
Retained earnings	495	294
Cumulative other comprehensive loss (Note 11)	(663)	(686)
Total Weyerhaeuser shareholders’ interest	7,092	6,795
Noncontrolling interests	2	3
Noncontrolling interests in discontinued operations (Note 2)	49	34
Total equity	7,143	6,832
Total liabilities and equity	$15,706	$14,577
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013
Cash flows from operations:
Net earnings	$485	$342
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	252	223
Deferred income taxes, net	125	49
Pension and other postretirement benefits (Note 7)	(91)	52
Share-based compensation expense	20	22
Charges for impairment of assets	1	3
Net gains on dispositions of assets(1)	(46)	(21)
Foreign exchange transaction losses (Note 14)	2	8
Change in:
Receivables less allowances	(48)	(120)
Receivable for taxes	64	52
Inventories	(54)	(36)
Real estate and land	(107)	(121)
Prepaid expenses	—	(14)
Accounts payable and accrued liabilities	(97)	(32)
Deposits on land positions and other assets	8	(10)
Pension and postretirement contributions / benefit payments	(63)	(69)
Other	(20)	(15)
Net cash from operations	431	313
Cash flows from investing activities:
Property and equipment	(134)	(82)
Timberlands reforestation	(25)	(21)
Proceeds from sale of assets	20	14
Net proceeds of investments held by special purpose entities	—	22
Other	—	(4)
Cash from investing activities	(139)	(71)
Cash flows from financing activities:
Net proceeds from issuance of common shares	—	781
Net proceeds from issuance of preference shares	—	669
Net proceeds from issuance of Weyerhaeuser Real Estate Company (WRECO) debt (Note 2)	887	—
Deposit of WRECO debt proceeds into escrow (Note 2)	(887)	—
Cash dividends on common shares	(257)	(202)
Cash dividends on preference shares	(11)	—
Change in book overdrafts	(6)	7
Payments on debt	—	(177)
Exercises of stock options	54	132
Other	1	12
Cash from financing activities	(219)	1,222
Net change in cash and cash equivalents	73	1,464
Cash and cash equivalents at beginning of period	835	898
Cash and cash equivalents at end of period	$908	$2,362
Cash paid (received) during the period for:
Interest, net of amount capitalized of $10 and $10	$153	$166
Income taxes	$(45)	$(6)

(1)	Includes gains on timberland exchanges.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2014 AND 2013

NOTE 1: BASIS OF PRESENTATION
We are a corporation that has elected to be taxed as a real estate investment trust (REIT). We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which principally includes our manufacturing businesses and the portion of our Timberlands segment income included in the TRS.
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

RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2014 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. Our reclassifications record our variable interest entities assets and liabilities into their respective line items on our Consolidated Balance Sheet and to present the results of operations discontinued in 2014 separately on our Consolidated Statement of Operations, Consolidated Balance Sheet and in the related footnotes. Note 2: Discontinued Operations provides information about our discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, which provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. Our prospective adoption of this guidance in first quarter 2014 did not have a material effect on our results of operations, financial position or cash flows.

In April 2014, FASB issued ASU 2014-08, an amendment to the current model of the classification and presentation of discontinued operations and asset disposals that changes the definition of a discontinued operation to include only disposals of components of an entity that represent a strategic shift that has (or will have) a material effect on an entity's financial results. The new standard is effective for all disposals or classifications as assets held for sale for fiscal periods starting after December 15, 2014 and early adoption is permitted. We expect to adopt ASU 2014-08 on January 1, 2015 and have determined that its adoption will not have a material impact on our consolidated financial statements and related disclosures at that time.
In May 2014, FASB issued ASU 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new standard is effective for us on January 1, 2017 and early adoption is not permitted. We may use either the retrospective or cumulative effect transition method. We are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.

NOTE 2: DISCONTINUED OPERATIONS
On July 7, 2014, we completed the following set of transactions:

•	a series of transfers and other transactions resulting in our homebuilding and real estate development business becoming wholly-owned by TRI Pointe Homes, Inc. (TRI Pointe); and

•	the distribution of shares of Weyerhaeuser Real Estate Company (WRECO) to our shareholders in exchange for 59 million shares of our common stock.
Collectively, these transactions are referred to as the “Real Estate Divestiture”.
We also received $712 million of cash proceeds in connection with the Real Estate Divestiture and expect to record a net gain of approximately $1 billion in third quarter 2014.
Prior to the distribution of WRECO shares to our shareholders, WRECO was a wholly owned subsidiary. Concurrent with the distribution to shareholders, WRECO ceased being a subsidiary. Discontinued operations relates to WRECO and was previously reported under the Real Estate segment and Unallocated Items.
The following table summarizes the components of net sales and net earnings from discontinued operations.

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Net sales from discontinued operations	$317	$267	$565	$463
Income from operations	$27	$19	$43	$23
Income taxes	(5)	(6)	(11)	(8)
Net earnings from discontinued operations	$22	$13	$32	$15
During June 2014, our wholly owned subsidiary, WRECO, issued $450 million of unsecured and unsubordinated senior obligations bearing an interest rate of 4.375 percent due June 15, 2019 and $450 million of unsecured and unsubordinated senior obligations bearing an interest rate of 5.875 percent due June 15, 2024, which are included in "Noncurrent liabilities of discontinued operations" in our Consolidated Balance Sheet and were transferred along with other WRECO assets and liabilities as part of the Real Estate Divestiture. The net proceeds after deducting the discount were $887 million and are included in "Current assets of discontinued operations" in our Consolidated Balance Sheet.

The following table shows carrying values for assets and liabilities classified as discontinued operations as of June 30, 2014 and December 31, 2013.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2014	DECEMBER 31, 2013
Assets
Cash and cash equivalents	$63	$5
Restricted cash	887	—
Receivables, less discounts and allowances	19	51
Prepaid expenses	10	11
Deferred tax assets	9	21
Total current assets	988	88
Property and equipment, net	16	15
Real estate in process of development and for sale	974	851
Land being processed for development	609	596
Investments in and advances to equity affiliates	15	21
Deferred tax assets	120	115
Other assets	93	96
Total noncurrent assets	1,827	1,694
Total assets	$2,815	$1,782
Liabilities
Accounts payable	53	41
Accrued liabilities	84	113
Total current liabilities	137	154
Long-term debt	887	—
Long-term debt (nonrecourse to the company) held by variable interest entities	8	5
Other liabilities	31	27
Total noncurrent liabilities	926	32
Total liabilities	$1,063	$186
Noncontrolling interests	$49	$34

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
Summarized unaudited pro forma information that presents combined amounts as if this acquisition occurred at the beginning of 2013, is as follows:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2013	JUNE 2013
Net sales	$1,929	$3,736
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$198	$346
Earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.34	$0.59

NOTE 4: BUSINESS SEGMENTS
We are principally engaged in growing and harvesting timber and manufacturing, distributing and selling forest products. Our principal business segments are:

•	Timberlands – which includes logs, timber, minerals, oil and gas, and international wood products;

•	Wood Products – which includes softwood lumber, engineered lumber, structural panels and building materials distribution; and

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture.
We have disposed of various businesses and operations that are excluded from the segment results below. See Note 2: Discontinued Operations for information regarding our discontinued operations.
An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Sales to unaffiliated customers:
Timberlands	$397	$333	$774	$626
Wood Products	1,077	1,065	1,975	2,053
Cellulose Fibers	490	476	951	950
	1,964	1,874	3,700	3,629
Intersegment sales:
Timberlands	186	166	424	390
Wood Products	21	18	40	36
	207	184	464	426
Total sales	2,171	2,058	4,164	4,055
Intersegment eliminations	(207)	(184)	(464)	(426)
Total	$1,964	$1,874	$3,700	$3,629
Net contribution to earnings:
Timberlands	$170	$114	$334	$218
Wood Products	102	136	166	314
Cellulose Fibers	91	57	145	88
	363	307	645	620
Unallocated Items(1)	48	(6)	83	(56)
Net contribution to earnings from discontinued operations	29	20	45	24
Net contribution to earnings	440	321	773	588
Interest expense, net of capitalized interest	(85)	(81)	(168)	(163)
Income before income taxes (continuing and discontinued operations)	355	240	605	425
Income taxes (continuing and discontinued operations)	(64)	(42)	(120)	(83)
Net earnings	291	198	485	342
Dividends on preference shares	(11)	(2)	(22)	(2)
Net earnings attributable to Weyerhaeuser common shareholders	$280	$196	$463	$340

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with outstanding borrowings and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 5: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.48 during second quarter and $0.79 during year-to-date 2014; and

•	$0.35 during second quarter and $0.62 during year-to-date 2013.
Our diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.47 during second quarter and $0.79 during year-to-date 2014; and

•	$0.35 during second quarter and $0.61 during year-to-date 2013.
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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter and year-to-date periods ended June 30, 2014. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Stock options	4,551	4,862	4,551	4,862
Performance share units	453	577	453	577
Preference shares	24,865	24,865	24,865	24,865

NOTE 6: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2014	DECEMBER 31, 2013
LIFO Inventories:
Logs and chips	$15	$15
Lumber, plywood and panels	60	46
Pulp and paperboard	112	97
Other products	12	11
FIFO or moving average cost inventories:
Logs and chips	29	33
Lumber, plywood, panels and engineered lumber	89	70
Pulp and paperboard	37	30
Other products	92	94
Materials and supplies	150	146
Total	$596	$542

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO - the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been $119 million and $112 million higher as of June 30, 2014 and December 31, 2013, respectively.

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Service cost(1)	$13	$16	$27	$32
Interest cost	69	62	138	122
Expected return on plan assets	(116)	(111)	(232)	(220)
Amortization of actuarial loss	30	56	61	111
Amortization of prior service cost	2	1	3	3
Total net periodic benefit cost (credit)	$(2)	$24	$(3)	$48

(1)
Service cost includes $1 million and $2 million for quarter and year-to-date ended 2014 and $2 million and $3 million for quarter and year-to-date ended 2013 for employees that were part of the Real Estate Divestiture. These charges are included in our results of discontinued operations.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Service cost	$—	$1	$—	$1
Interest cost	$2	$3	5	6
Amortization of actuarial loss	3	4	6	7
Amortization of prior service credit	(47)	(6)	(95)	(12)
Other	—	2	(4)	2
Total net periodic benefit cost (credit)	$(42)	$4	$(88)	$4
During fourth quarter 2013, we decided to eliminate post-Medicare health funding for certain salaried retirees after 2014. As a result, we will ratably amortize a total pretax gain of $177 million throughout 2014. We recognized a pretax gain of $45 million in second quarter 2014 and $90 million in first half 2014 from this plan amendment. This gain is included in "Other operating income, net" in our Consolidated Statement of Operations and reflected in the amortization of prior service credit in the table above.

VALUATION OF PENSION PLAN ASSETS AND OBLIGATION
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We revised the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in audited financial statements received after we have filed our Annual Report on Form 10-K. During second quarter 2014, we recorded an increase in the fair value of the pension assets of $53 million. We also revised our census data that is used to estimate our projected benefit obligation. During second quarter 2014, we recorded an increase to the projected benefit obligation of $19 million. The net effect was a $34 million increase in the funded status.
EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in 2014 we expect to:

•	make approximately $53 million of required contributions to our Canadian registered pension plan;

•	make $3 million of required contributions or benefit payments to our Canadian nonregistered pension plans;

•	make benefit payments of $20 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $35 million for our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2014.

NOTE 8: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2014	DECEMBER 31, 2013
Wages, salaries and severance pay	$135	$159
Pension and postretirement	57	57
Vacation pay	48	48
Income taxes	2	4
Taxes – Social Security and real and personal property	34	32
Interest	104	104
Customer rebates and volume discounts	36	50
Deferred income	75	82
Other	106	93
Total	$597	$629

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2014		DECEMBER 31, 2013
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$6,013	$4,891	$5,683
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
As of June 30, 2014, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $31 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2013.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of June 30, 2014, our total accruals for these obligations was $45 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2013.
Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 11: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2013	$354	$(1,066)	$(19)	$(111)	$150	$6	$(686)
Other comprehensive income (loss) before reclassifications	(1)	33	(1)	—	20	—	51
Income taxes	—	(12)	—	—	(4)	—	(16)
Net other comprehensive income (loss) before reclassifications	(1)	21	(1)	—	16	—	35
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	61	3	6	(95)	—	(25)
Income taxes	—	(20)	(1)	(1)	35	—	13
Net amounts reclassified from cumulative other comprehensive income (loss)	—	41	2	5	(60)	—	(12)
Total other comprehensive income (loss)	(1)	62	1	5	(44)	—	23
Ending balance as of June 30, 2014	$353	$(1,004)	$(18)	$(106)	$106	$6	$(663)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 7: Pension and Other Postretirement Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION
In year-to-date 2014, we granted 2,463,254 stock options, 686,310 restricted stock units, 321,403 performance share units and 73,605 stock appreciation rights. In addition, 432,583 outstanding restricted stock units and 216,622 outstanding performance share units vested during year-to-date 2014. A total of 3,078,324 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.
As a result of the Real Estate Divestiture, the outstanding awards for active WRECO employees were converted into TRI Pointe awards. In third quarter 2014, 1,601,107 stock options, 279,507 restricted stock units and 44,030 performance share units were cancelled. These shares will be available for future issuance under our Long-Term Incentive Compensation Plan. See Note 2. Discontinued Operations.

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in 2014 was $30.14. The vesting and post-termination vesting terms for stock options granted in 2014 were as follows:

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

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted in 2014 was $30.14. The vesting provisions for restricted stock units granted in 2014 were as follows:

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

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 30, 2014.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of June 30, 2014

JUNE 30, 2014
Expected volatility	20.77%
Expected dividends	2.83%
Expected term (in years)	1.61
Risk-free rate	0.38%
Weighted average fair value	$8.30
The vesting and post-termination vesting terms for stock appreciation rights granted in 2014 are the same as for stock options described above.

NOTE 13: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Items Included in Our Restructuring, Closure and Asset Impairment Charges

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Restructuring and closure charges:
Termination benefits	$6	$—	$23	$—
Other restructuring and closure costs	1	2	3	3
Charges for restructuring and closures	7	2	26	3
Impairments of long-lived assets	1	1	1	3
Total charges for restructuring and impairment of long-lived assets	$8	$3	$27	$6
During 2014, our restructuring and closure charges were primarily related to our selling, general and administrative cost reduction initiative to support achieving our competitive performance goals. We expect to incur approximately $10 million in additional charges related to these activities between now and early 2015, the majority of which will relate to additional other restructuring and closure costs.

Changes in accrued severance related to restructuring during the year-to-date period ended June 30, 2014 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2013	$2
Charges	23
Payments	(9)
Accrued severance as of June 30, 2014	$16
The majority of the accrued severance balance as of June 30, 2014, is expected to be paid within one year.

NOTE 14: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Gain on postretirement plan amendment (Note 7)	$(45)	$—	$(90)	$—
Gain on disposition of non-strategic assets	(1)	(7)	(24)	(13)
Foreign exchange losses (gains), net	(12)	4	2	8
Land management income	(9)	(7)	(16)	(13)
Other, net	2	—	(12)	(10)
Total other operating income, net	$(65)	$(10)	$(140)	$(28)
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

NOTE 15: INCOME TAXES
As a REIT, we generally are not subject to corporate level tax on income of the REIT that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our TRS, which principally includes our manufacturing businesses and the portion of our Timberlands segment income included in the TRS.
The 2014 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2014 estimated annual effective tax rate for our TRS is approximately 35 percent.
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

STATEMENTS
We make forward-looking statements in this report, including with respect to estimated tax rates, future dividends, future restructuring charges, expected results of litigation and the sufficiency of litigation reserves, our expected capital expenditures for 2014 and our expectations relating to pension contributions and benefit payments.
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
In reviewing our results of operations, it is important to understand net sales and revenues and operating income included in Consolidated Results and individual segment discussions below exclude the results of discontinued operations. Refer to Note 2: Discontinued Operations.
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended June 30, 2014, compared to the quarter and year-to-date periods ended June 30, 2013.

CONSOLIDATED RESULTS
How We Did in Second Quarter and Year-to-Date 2014
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters and year-to-date periods ended June 30, 2014 and 2013:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Net sales	$1,964	$1,874	$90	$3,700	$3,629	$71
Operating income	$400	$293	$107	$708	$546	$162
Earnings of discontinued operations, net of tax	$22	$13	$9	$32	$15	$17
Net earnings attributable to Weyerhaeuser common shareholders	$280	$196	$84	$463	$340	$123
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.48	$0.35	$0.13	$0.79	$0.62	$0.17
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.47	$0.35	$0.12	$0.79	$0.61	$0.18

Comparing Second Quarter 2014 with Second Quarter 2013
Net sales
Net sales increased $90 million – 5 percent – primarily due to the following:

•	Timberlands segment sales increased $64 million, primarily due to higher export and domestic log prices and increased sales volume in the West and from the purchase of Longview Timber;

•	a $14 million increase in our Cellulose Fibers segment sales, primarily due to higher sales realizations for pulp; and

•
a $12 million increase in our Wood Products segment sales, primarily due to higher sales realizations and shipment volumes for engineered products, higher shipment volumes for structural lumber and more complementary products purchased for resale mostly offset by lower sales realizations for oriented strand board (OSB) and structural lumber.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $84 million – 43 percent – primarily due to the following:

•
a $77 million increase in gross margin in our Timberlands and Cellulose Fibers segments, primarily due to higher sales realizations and sales volumes of pulp and liquid packaging board and the purchase of Longview Timber;

•	a $55 million increase in other operating income, primarily due to a $45 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment; and

•	a $12 million decrease in our selling, general and administrative expenses.
These increases in our earnings were partially offset by:

•	a $40 million decrease in gross margin in our Wood Products segment, primarily due to lower sales realizations in OSB and lumber; and

•	a $23 million increase in tax expense primarily due to higher earnings in our Taxable REIT Subsidiary (TRS).

Comparing Year-to-Date 2014 with Year-to-Date 2013
Net sales
Net sales increased $71 million – 2 percent – primarily due to a $148 million increase in our Timberlands segment sales, primarily due to higher export and domestic log prices and increased sales volume in the West and from the purchase of Longview Timber.
This increase was partially offset by a $78 million decrease in our Wood Products segment sales, primarily due to lower sales realizations for OSB and structural lumber.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $123 million – 36 percent – primarily due to the following:

•
a $160 million increase in gross margin in our Timberlands and Cellulose Fibers segments. Our Timberlands and Cellulose Fibers segment increases were primarily due to higher sales realizations and the purchase of Longview Timber.

•	a $112 million increase in other operating income, primarily due to a $90 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment.

•	a $34 million decrease in our selling, general and administrative expenses.
These increases in our earnings were partially offset by:

•	a $150 million decrease in gross margin in our Wood Products segment, primarily due to lower sales realizations in OSB and lumber; and

•	a $34 million increase in tax expense primarily due to higher earnings in our TRS.

TIMBERLANDS
How We Did Second Quarter 2014 and Year-to-Date 2014
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Net sales to unaffiliated customers:
Logs:
West	$261	$208	$53	$518	$385	$133
South	60	65	(5)	122	126	(4)
Canada	1	2	(1)	7	9	(2)
Subtotal logs sales	322	275	47	647	520	127
Chip sales	2	2	—	5	5	—
Timberlands exchanges(1)	28	14	14	32	16	16
Higher and better-use land sales(1)	7	5	2	10	8	2
Minerals, oil and gas	8	9	(1)	15	17	(2)
Products from international operations(2)	26	22	4	50	44	6
Other products	4	6	(2)	15	16	(1)
Subtotal net sales to unaffiliated customers	397	333	64	774	626	148
Intersegment sales:
United States	143	123	20	286	250	36
Other	43	43	—	138	140	(2)
Subtotal intersegment sales	186	166	20	424	390	34
Total sales	$583	$499	$84	$1,198	$1,016	$182
Net contribution to earnings	$170	$114	$56	$334	$218	$116

(1)	Significant dispositions of higher and better-use timberland and some non-strategic timberlands are made through subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations in South America.
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

Comparing Second Quarter 2014 with Second Quarter 2013
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $64 million – 19 percent – primarily due to the following:

•	a $53 million increase in Western log sales due to higher export and domestic log prices, a 32 percent increase in sales volumes and the purchase of Longview Timber; and

•	a $14 million increase in timberlands exchanges.
These increases were partially offset by a $5 million decrease in Southern log sales due to a 11 percent decrease in sales volumes partially offset by higher log prices.

Intersegment sales
Intersegment sales increased $20 million – 12 percent – primarily due to an increase in sales volume due to the purchase of Longview Timber and higher log prices in our legacy Western and Southern timberlands.
Net contribution to earnings
Net contribution to earnings increased $56 million – 49 percent – primarily due to the following:

•	a $35 million increase due to the purchase of Longview Timber,

•	a $10 million increase due to more timberland exchanges and higher and better-use land sales,

•	a $6 million increase due to higher log prices in our legacy Western timberlands and the South partially offset by lower sales volumes in the South; and

•	a $4 million decrease in selling, general and administrative expenses, excluding Longview Timber.
Comparing Year-to-Date 2014 with Year-to-Date 2013
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $148 million – 24 percent – primarily due to the following:

•	a $133 million increase in Western log sales due to higher export and domestic log prices, a 33 percent increase in sales volumes and the purchase of Longview Timber;

•	a $16 million increase in timberlands exchanges; and

•	a $6 increase in sales from our international operations.
These increases were partially offset by a $4 million decrease in Southern log sales due to a 6 percent decrease in sales volumes partially offset by higher log prices.
Intersegment sales
Intersegment sales increased $34 million – 9 percent – primarily due to an increase in sales volume due to the purchase of Longview Timber and higher log prices in our legacy Western and Southern timberlands.
Net contribution to earnings
Net contribution to earnings increased $116 million – 53 percent – primarily due to the following:

•	a $73 million increase due to the purchase of Longview Timber;

•	a $46 million increase due to higher log prices in our legacy Western timberlands and the South;

•	a $12 million increase due to higher timberland exchanges and higher and better-use land sales;

•	an $8 million increase due to higher sales volumes and demand for export logs in our legacy Western timberlands partially offset by lower sales volumes in the South; and

•	a $4 million decrease in selling, general and administrative expenses, excluding Longview Timber.
These increases were partially offset by a $32 million increase in operating costs in our legacy Western timberlands due to higher logging costs.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Third party log sales – cubic meters:
West	2,390	1,812	578	4,636	3,486	1,150
South	1,339	1,507	(168)	2,724	2,906	(182)
Canada	30	38	(8)	186	242	(56)
International	139	77	62	286	145	141
Total	3,898	3,434	464	7,832	6,779	1,053
Fee harvest volumes – cubic meters:
West	2,888	1,921	967	5,763	3,916	1,847
South	2,715	2,828	(113)	5,581	5,661	(80)
International	249	167	82	498	364	134
Total	5,852	4,916	936	11,842	9,941	1,901

WOOD PRODUCTS
How We Did Second Quarter 2014 and Year-to-Date 2014
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Net sales:
Structural lumber	$515	$502	$13	$942	$953	$(11)
Engineered solid section	114	84	30	204	166	38
Engineered I-joists	81	60	21	140	116	24
Oriented strand board	159	224	(65)	307	460	(153)
Softwood plywood	35	41	(6)	65	77	(12)
Other products produced	45	44	1	87	87	—
Complementary products purchased for resale	128	110	18	230	194	36
Total	$1,077	$1,065	$12	$1,975	$2,053	$(78)
Net contribution to earnings	$102	$136	$(34)	$166	$314	$(148)
Comparing Second Quarter 2014 with Second Quarter 2013
Net sales
Net sales increased $12 million – 1 percent – primarily due to the following:

•	Engineered solid section shipment volumes increased 32 percent and average sales realizations increased 3 percent.

•	Engineered I-joists shipment volumes increased 25 percent and average sales realizations increased 8 percent.

•	Complementary products purchased for resale increased 16 percent.

•	Structural lumber shipment volumes increased by 4 percent.

These items were mostly offset by a 32 percent decrease in OSB average sales realizations and a 2 percent decrease in structural lumber average sales realizations.
Net contribution to earnings
Net contribution to earnings decreased $34 million – 25 percent – primarily due to a $90 million decrease in sales realizations in OSB and lumber.
This item was partially offset by:

•	a $16 million increase in sales volume primarily in OSB and engineered products;

•	a $20 million decrease in manufacturing costs primarily due to reduced spending, higher production and lower web costs;

•	a $14 million increase in margins in our distribution business due to more stable commodity product prices in 2014; and

•	a $7 million decrease in selling, general and administrative expenses.
Comparing Year-to-Date 2014 with Year-to-Date 2013
Net sales
Net sales decreased $78 million – 4 percent – primarily due to the following:

•	OSB average sales realizations decreased 34 percent.

•	Structural lumber average sales realizations decreased 2 percent.
These items were partially offset by:

•	an increase of 18 percent in shipment volumes and a 4 percent increase in average sales realizations in engineered solid section;

•	an increase of 9 percent in shipment volumes and a 10 percent increase in average sales realization in engineered I-joists; and

•	an increase of 19 percent of complementary products purchased for resale.
Net contribution to earnings
Net contribution to earnings decreased $148 million – 47 percent – primarily due to the following:

•	a $182 million decrease, primarily due to lower sales realizations in OSB and lumber; and

•	a $25 million increase in log cost due to increasing log prices.
These items were partially offset by:

•	a $20 million increase in sales volume and realizations in engineered products;

•	a $20 million decrease in manufacturing costs primarily due to reduced spending and lower web costs;

•	a $12 million increase in margins in our distribution business; and

•	a $7 million decrease in selling, general and administrative expenses.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Structural lumber – board feet	1,206	1,156	50	2,195	2,181	14
Engineered solid section – cubic feet	5.8	4.4	1.4	10.4	8.8	1.6
Engineered I-joists – lineal feet	55	44	11	95	87	8
Oriented strand board – square feet (3/8”)	706	675	31	1,347	1,332	15
Softwood plywood – square feet (3/8”)	102	108	(6)	192	207	(15)
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Structural lumber – board feet:
Production	1,081	1,053	28	2,090	2,074	16
Outside purchase	82	77	5	160	179	(19)
Total	1,163	1,130	33	2,250	2,253	(3)
Engineered solid section – cubic feet:
Production	5.7	4.6	1.1	10.6	9.2	1.4
Outside purchase	0.5	0.4	0.1	2.3	1.3	1.0
Total	6.2	5.0	1.2	12.9	10.5	2.4
Engineered I-joists – lineal feet:
Production	55	42	13	99	86	13
Outside purchase	3	1	2	4	4	—
Total	58	43	15	103	90	13
Oriented strand board – square feet (3/8”):
Production	681	663	18	1,338	1,325	13
Outside purchase	51	56	(5)	104	124	(20)
Total	732	719	13	1,442	1,449	(7)
Softwood plywood – square feet (3/8”):
Production	60	63	(3)	119	124	(5)
Outside purchase	36	33	3	69	75	(6)
Total	96	96	—	188	199	(11)

CELLULOSE FIBERS
How We Did in Second Quarter 2014 and Year-to-Date 2014
Here is a comparison of net sales and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Net sales:
Pulp	$383	$369	$14	$746	$740	$6
Liquid packaging board	87	86	1	167	171	(4)
Other products	20	21	(1)	38	39	(1)
Total	$490	$476	$14	$951	$950	$1
Net contribution to earnings	$91	$57	$34	$145	$88	$57

Comparing Second Quarter 2014 with Second Quarter 2013
Net sales
Net sales increased $14 million – 3 percent – primarily due to increased sales realizations in pulp of $48 per ton – 6 percent, partially offset by decreased sales volumes of 2 percent.
Net contribution to earnings
Net contribution to earnings increased $34 million – 60 percent – primarily due to the following:

•	a $29 million increase in pulp and liquid packaging board sales realizations and

•	an $8 million decrease in maintenance costs due to fewer planned maintenance outage days.
These increases were partially offset by a $6 million increase in energy costs primarily due to reduced electricity sales.

Comparing Year-to-Date 2014 with Year-to-Date 2013
Net sales
Net sales were comparable as the following changes offset one another:

•	Increased sales realizations in pulp of $38 per ton – 5 percent, which was partially offset by decreased sales volumes of 4 percent related to timing of shipments.

•	Decreased sales volumes of 8 percent for liquid packaging board, which was partially offset by increased sales realizations of $65 per ton – 6 percent.
Net contribution to earnings
Net contribution to earnings increased $57 million – 65 percent – primarily due to the following:

•	a $44 million increase in pulp and liquid packaging board sales realizations;

•	a $14 million decrease in Canadian operating costs due to the strengthening U.S. dollar, higher productivity and lower freight costs; and

•	a $13 million decrease in maintenance costs due to fewer planned maintenance outage days and fewer major projects.

These increases were partially offset by a $12 million increase in energy costs primarily due to reduced electricity sales and adverse weather.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Pulp – air-dry metric tons	454	462	(8)	894	929	(35)
Liquid packaging board – tons	75	81	(6)	146	159	(13)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Pulp – air-dry metric tons	467	463	4	926	908	18
Liquid packaging board – tons	79	77	2	157	155	2

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with outstanding borrowings and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013	2014 VS. 2013	JUNE 2014	JUNE 2013	2014 VS. 2013
Unallocated corporate function expense	$(1)	$(3)	$2	$(3)	$(6)	$3
Unallocated share-based compensation	(6)	5	(11)	(3)	(2)	(1)
Unallocated pension and postretirement credits (costs)	56	(10)	66	111	(20)	131
Foreign exchange gains (losses)	13	(4)	17	(2)	(8)	6
Elimination of intersegment profit in inventory and LIFO	(1)	8	(9)	(20)	(16)	(4)
Other	(24)	(12)	(12)	(20)	(23)	3
Operating income (loss)	37	(16)	53	63	(75)	138
Interest income and other	11	10	1	20	19	1
Net contribution to earnings	$48	$(6)	$54	$83	$(56)	$139
Changes in Unallocated Items were primarily related to:

•	a $45 million pretax gain recognized in second quarter 2014 and a $90 million pretax gain recognized in first half 2014 related to a previously announced postretirement plan amendment;

•
a $22 million pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State, which is recorded in "Other operating income, net" in our Consolidated Statement of Operations; and

•	$6 million in charges recognized in second quarter 2014 and $24 million in charges recognized in first half 2014 related to our selling, general and administrative cost reduction initiative.

INTEREST EXPENSE
Our interest expense, net of capitalized interest incurred was:

•	$83 million during second quarter 2014 and $166 million during year-to-date 2014 and

•	$80 million during second quarter 2013 and $162 million during year-to-date 2013.

INCOME TAXES
Our provision for income taxes for our continuing operations was:

•	$59 million during second quarter 2014 and $109 million during year-to-date 2014 and

•	$36 million during second quarter 2013 and $75 million during year-to-date 2013.
Our provision for income taxes is higher in 2014 primarily due to higher earnings in our TRS.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders,

•	have access at all times to all major financial markets and

•	minimize liquidity risk by managing timing of debt maturities.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$431 million in 2014 and

•	$313 million in 2013.
Comparing 2014 with 2013
Net cash from operations increased $118 million in 2014 as compared with 2013, primarily due to:

•	a $245 million increase in cash received from customers as sales increased in our Timberlands segment and discontinued operations; and

•	a $39 million increase in cash received from tax refunds.
These increases were partially offset by an $184 million increase in cash paid to employees and suppliers as sales and production increased in our Timberlands segment and discontinued operations.

Expected Pension Contributions and Benefit Payments
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in 2014 we expect to:

•	make approximately $53 million of required contributions to our Canadian registered pension plan;

•	make $3 million of required contributions or benefit payments to our Canadian nonregistered pension plans;

•	make benefit payments of $20 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $35 million for our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2014.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash used by investing activities was:

•	$139 million in 2014 and

•	$71 million in 2013.
Comparing 2014 with 2013
Net cash used by investing activities increased $68 million in 2014 as compared with 2013, primarily due to higher capital spending.
Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2013
Timberlands	$37	$36
Wood Products	56	26
Cellulose Fibers	61	34
Unallocated Items	1	3
Discontinued operations	4	4
Total	$159	$103
We anticipate that our net capital expenditures for 2014 – excluding acquisitions – to approximate $400 million.

Variable Interest Entities

In second quarter 2013, we repaid a $162 million note and received $184 million related to one of our timber monetization special-purpose entities (SPEs) undertaken in 2003. Net proceeds were $22 million. More information about these entities, which were formed in connection with the sale of nonstrategic timberlands in 2003, can be found in our annual reports on Form 10-K for 2013 and 2003.

CASH FROM FINANCING ACTIVITIES
Consolidated net cash provided by (used in) financing activities was:

•	$(219) million in 2014 and

•	$1,222 million in 2013.
Comparing 2014 with 2013
Net cash for financing activities changed $1,441 million to an outflow in 2014 as compared with an inflow in 2013, primarily due to the issuance of common and preference shares in 2013.

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

We paid $11 million in fees related to a bridge loan in second quarter 2013. As of the close of the Longview Timber purchase, we never used the loan and these fees were expensed in third quarter 2013.

Debt
During June 2014, our wholly owned subsidiary, WRECO, issued $450 million of unsecured and unsubordinated senior obligations bearing an interest rate of 4.375 percent due June 15, 2019 and $450 million of unsecured and unsubordinated senior obligations bearing an interest rate of 5.875 percent due June 15, 2024, which are included in "Noncurrent liabilities of discontinued operations" in our Consolidated Balance Sheet and were transferred along with other WRECO assets and liabilities as part of the Real Estate Divestiture. The net proceeds after deducting the discount were $887 million and are included in "Current assets of discontinued operations" in our Consolidated Balance Sheet.
There were no payments of debt in 2014. We repaid debt of $177 million in 2013. There are no debt maturities in the next 12 months.

Revolving credit facility
Weyerhaeuser Company has a $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. As of June 16, 2014, WRECO terminated its participation as a borrower in the facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in year-to-date 2014 or 2013.

Debt Covenants
As of June 30, 2014 Weyerhaeuser Company was in compliance with all debt covenants. There have been no significant changes during year-to-date 2014 to our debt covenants presented in our 2013 Annual Report on Form 10-K.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$54 million in 2014 and

•	$132 million in 2013.
The decrease in cash proceeds from the exercise of stock options year-to-date is primarily due to unusually high stock option exercises in year-to-date 2013, 81 percent of total 2013 proceeds. This was primarily caused by our average stock price being 47 percent higher in year-to-date 2013 than the prior period. Exercises returned to normal levels by first quarter 2014 due to less volatility in stock price. In year-to-date 2014, our average stock price was $30.16 compared to $30.29 in year-to-date 2013.

Paying dividends
Dividends per common share declared and paid are as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2014	JUNE 2013	JUNE 2014	JUNE 2013
Dividends per common share - declared and paid	$0.22	$0.20	$0.44	$0.37
Dividends on common shares - amount paid	$128	$109	$257	$202
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 17 cents per share to 20 cents per share in April 2013 and to 22 cents per share in August 2013, a 29 percent increase in our quarterly dividend.
On April 10, 2014, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on July 1, 2014, to shareholders of record at the close of business June 15, 2014.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during year-to-date 2014 to our critical accounting policies presented in our 2013 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during year-to-date 2014 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2014, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during second quarter 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 10: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
Our risk factors are discussed in our 2013 Annual Report on Form 10-K. The following information updates, and should be read in conjunction with, the risk factors disclosed in our 2013 Annual Report on Form 10-K.
Canadian Aboriginal Rights
On June 26, 2014, the Supreme Court of Canada ruled that the Tsilhqot’in First Nation has aboriginal title over approximately 430,000 acres in British Columbia. This decision confirms that aboriginal title claims can result in the transfer of public lands and resources to aboriginal ownership and control. We are not directly affected by the Tsilhqot’in ruling, but could be affected in the future if First Nations in our Princeton, BC, operating area are able to establish title. We believe that the decision will not have a significant effect on our total harvest of timber or production of forest products in 2014, although such claims may have such an effect in the future. We anticipate that such claims will not disproportionally affect Weyerhaeuser as compared to similar operations of Canadian competitors.

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

WEYERHAEUSER COMPANY
Date:	August 4, 2014

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer