Form 10-Q
period 2014-09-30
WEYERHAEUSER CO
filed 2014-10-31
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 24, 2014, 524,363,555 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2014	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Net sales	$1,915	$1,857	$5,615	$5,486
Cost of products sold	1,504	1,479	4,364	4,304
Gross margin	411	378	1,251	1,182
Selling expenses	28	32	83	96
General and administrative expenses	73	98	249	299
Research and development expenses	5	8	19	23
Charges for restructuring, closures and impairments (Note 13)	10	1	37	7
Other operating income, net (Note 14)	(23)	(4)	(163)	(32)
Operating income	318	243	1,026	789
Interest income and other	7	21	27	39
Interest expense, net of capitalized interest	(88)	(94)	(254)	(256)
Earnings before income taxes	237	170	799	572
Income taxes (Note 15)	(39)	(24)	(148)	(99)
Earnings from continuing operations	198	146	651	473
Earnings from discontinued operations, net of income taxes (Note 2)	966	21	998	36
Net earnings	1,164	167	1,649	509
Dividends on preference shares	(11)	(10)	(33)	(12)
Net earnings attributable to Weyerhaeuser common shareholders	$1,153	$157	$1,616	$497
Earnings per share attributable to Weyerhaeuser common shareholders, basic (Note 5):
Continuing operations	$0.35	$0.23	$1.09	$0.83
Discontinued operations	1.82	0.04	1.76	0.06
Net earnings per share	$2.17	$0.27	$2.85	$0.89
Earnings per share attributable to Weyerhaeuser common shareholders, diluted (Note 5):
Continuing operations	$0.35	$0.23	$1.08	$0.82
Discontinued operations	1.80	0.04	1.75	0.06
Net earnings per share	$2.15	$0.27	$2.83	$0.88
Dividends paid per share	$0.29	$0.22	$0.73	$0.59
Weighted average shares outstanding (in thousands) (Note 5):
Basic	531,913	582,828	567,436	560,505
Diluted	536,012	587,179	571,503	565,383
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Consolidated net earnings attributable to Weyerhaeuser common shareholders	$1,153	$157	$1,616	$497
Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	18	(27)	(29)
Actuarial gains (losses), net of tax expense (benefit) of ($91), $15, ($58) and $64	(143)	31	(76)	135
Prior service costs, net of tax benefit of $13, $0, $43 and $3	(25)	(4)	(68)	(12)
Unrealized gains on available-for-sale securities	—	—	—	1
Total other comprehensive income (loss)	(194)	45	(171)	95
Comprehensive income attributable to Weyerhaeuser common shareholders	$959	$202	$1,445	$592
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2014	DECEMBER 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,620	$830
Receivables, less allowances of $3 and $4	583	518
Receivables for taxes	23	101
Inventories (Note 6)	578	542
Prepaid expenses	97	117
Deferred tax assets	111	130
Current assets of discontinued operations (Note 2)	—	88
Total current assets	3,012	2,326
Property and equipment, less accumulated depreciation of $6,408 and $6,327	2,534	2,689
Construction in progress	215	112
Timber and timberlands at cost, less depletion charged to disposals	6,546	6,580
Investments in and advances to equity affiliates	186	190
Goodwill	40	42
Deferred tax assets	—	5
Other assets	292	324
Restricted financial investments held by variable interest entities	615	615
Noncurrent assets of discontinued operations (Note 2)	—	1,694
Total assets	$13,440	$14,577
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$—	$2
Accounts payable	351	343
Accrued liabilities (Note 8)	606	629
Current liabilities of discontinued operations (Note 2)	—	154
Total current liabilities	957	1,128
Long-term debt (Note 9)	4,891	4,891
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred income taxes	338	285
Deferred pension and other postretirement benefits	569	516
Other liabilities	318	382
Noncurrent liabilities of discontinued operations (Note 2)	—	32
Commitments and contingencies (Note 10)
Total liabilities	7,584	7,745
Equity:
Weyerhaeuser shareholders’ interest:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,800,000 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 525,484,841 and 583,548,428 shares	657	729
Other capital	4,548	6,444
Retained earnings	1,494	294
Cumulative other comprehensive loss (Note 11)	(857)	(686)
Total Weyerhaeuser shareholders’ interest	5,856	6,795
Noncontrolling interests	—	3
Noncontrolling interests in discontinued operations (Note 2)	—	34
Total equity	5,856	6,832
Total liabilities and equity	$13,440	$14,577
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013
Cash flows from operations:
Net earnings	$1,649	$509
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	375	343
Deferred income taxes, net	170	73
Pension and other postretirement benefits (Note 7)	(104)	79
Share-based compensation expense	29	34
Charges for impairment of assets	1	5
Net gains on dispositions of assets and operations(1) (Note 2)	(1,048)	(42)
Foreign exchange transaction losses (Note 14)	15	6
Change in:
Receivables less allowances	(28)	(112)
Receivable for taxes	77	64
Inventories	(46)	—
Real estate and land	(133)	(179)
Prepaid expenses	6	(16)
Accounts payable and accrued liabilities	(76)	45
Deposits on land positions and other assets	15	(11)
Pension and postretirement contributions / benefit payments	(85)	(104)
Other	(33)	(38)
Net cash from operations	784	656
Cash flows from investing activities:
Property and equipment	(239)	(151)
Timberlands reforestation	(32)	(28)
Acquisition of Longview Timber LLC, net of cash acquired (Note 3)	—	(1,581)
Net proceeds from Real Estate Divestiture, net of cash divested (Note 2)	707	—
Proceeds from sale of assets	24	15
Net proceeds of investments held by special purpose entities	—	22
Other	25	5
Cash from investing activities	485	(1,718)
Cash flows from financing activities:
Net proceeds from issuance of common shares	—	897
Net proceeds from issuance of preference shares	—	669
Net proceeds from issuance of debt	—	494
Net proceeds from issuance of Weyerhaeuser Real Estate Company (WRECO) debt (Note 2)	887	—
Deposit of WRECO debt proceeds into escrow (Note 2)	(887)	—
Cash dividends on common shares	(411)	(330)
Cash dividends on preference shares	(22)	—
Change in book overdrafts	(17)	8
Payments on debt	—	(340)
Exercises of stock options	84	141
Repurchase of common stock (Note 5)	(123)	—
Other	5	22
Cash from financing activities	(484)	1,561
Net change in cash and cash equivalents	785	499
Cash and cash equivalents at beginning of period	835	898
Cash and cash equivalents at end of period	$1,620	$1,397
Cash paid (received) during the period for:
Interest, net of amount capitalized of $12 and $15	$253	$275
Income taxes	$(40)	$(4)
Noncash investing and financing activity:
Acquisition of Longview Timber LLC, debt assumed (Note 3)	$—	$1,070
Common shares tendered in WRECO divestiture (Note 2)	$1,954	$—

(1)	Includes gains on timberland exchanges.
See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2014 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. Our reclassifications present the results of operations discontinued in 2014 separately on our Consolidated Statement of Operations, Consolidated Balance Sheet and in the related footnotes. Note 2: Discontinued Operations provides information about our discontinued operations.

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

NOTE 2: DISCONTINUED OPERATIONS
On July 7, 2014, we completed the following set of transactions resulting in our homebuilding and real estate development business becoming wholly-owned by TRI Pointe Homes, Inc. (TRI Pointe):

•	the distribution of shares of WRECO to our shareholders in exchange for 59 million shares of our common stock; and

•	the merger of WRECO into a special purpose subsidiary of TRI Pointe, with WRECO surviving the merger and becoming a wholly-owned subsidiary of TRI Pointe.
Collectively, these transactions are referred to as the “Real Estate Divestiture”.
During June 2014, our wholly-owned subsidiary, WRECO, issued $900 million of unsecured and unsubordinated senior debt obligations. The net proceeds after deducting the discount, underwriting fees and issuance costs were $870 million. At the close of the Real Estate Divestiture in July 2014, WRECO used $744 million of the debt proceeds to repay intercompany debt and interest to Weyerhaeuser Company. The newly issued debt, remaining proceeds and other WRECO assets and liabilities, including $5 million cash on hand, were acquired by TRI Pointe when WRECO became a wholly-owned subsidiary of TRI Pointe at the closing of the transaction. Additionally, $32 million related to the adjustment amount payable pursuant to the terms of the transaction agreement was paid to TRI Pointe. Our net cash proceeds in connection with the Real Estate Divestiture totaled $707 million.
Prior to the distribution of WRECO shares to our shareholders, WRECO was a wholly-owned subsidiary. Concurrent with the distribution to shareholders, WRECO ceased being a subsidiary. Discontinued operations relates to WRECO which was previously reported under the Real Estate segment and Unallocated Items.
The following table presents the components of the net gain on divestiture:

DOLLAR AMOUNTS IN MILLIONS
Proceeds:
Common shares tendered (58,813,151 shares at $33.22 per share)	$1,954
Cash	707
2,661
Less:
Net book value of contributed assets	(1,671)
Transaction costs, net of reimbursement	(18)
(1,689)
Net gain on divestiture	$972
The net gain on the Real Estate Divestiture of $972 million is not taxable and was recognized in third quarter 2014 in discontinued operations. The finalization of certain matters may result in additional adjustments in future periods.

The following table summarizes the components of net sales and net earnings from discontinued operations.

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014(1)	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Net sales from discontinued operations	$8	$324	$573	$787
Income (loss) from operations	$(1)	$33	$42	$56
Income taxes	(5)	(12)	(16)	(20)
Net earnings (loss) from operations	(6)	21	26	36
Net gain on divestiture	972	—	972	—
Net earnings from discontinued operations	$966	$21	$998	$36

(1)	Discontinued operations in third quarter 2014 covered only seven days.
The following table shows carrying values for assets and liabilities classified as discontinued operations as of December 31, 2013.

DOLLAR AMOUNTS IN MILLIONS	DECEMBER 31, 2013
Assets
Cash and cash equivalents	$5
Receivables, less discounts and allowances	51
Prepaid expenses	11
Deferred tax assets	21
Total current assets	88
Property and equipment, net	15
Real estate in process of development and for sale	851
Land being processed for development	596
Investments in and advances to equity affiliates	21
Deferred tax assets	115
Other assets	96
Total noncurrent assets	1,694
Total assets	$1,782
Liabilities
Accounts payable	$41
Accrued liabilities	113
Total current liabilities	154
Long-term debt (nonrecourse to the company) held by variable interest entities	5
Other liabilities	27
Total noncurrent liabilities	32
Total liabilities	$186
Noncontrolling interests	$34

NOTE 3: LONGVIEW TIMBER PURCHASE
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. Longview Timber was a privately-held Delaware limited liability company engaged in the ownership and management of approximately 645,000 acres of timberlands in Oregon and Washington. We believe Longview Timber has productive lands with favorable age class distribution that have and continue to provide us with optionality for harvest. Earnings, assets and liabilities from this business are reported as part of the Timberlands segment beginning in third quarter 2013.

Summarized unaudited pro forma information that presents combined amounts as if this acquisition occurred at the beginning of 2013, is as follows:

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2013	SEPTEMBER 2013
Net sales	$1,867	$5,603
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$132	$478
Earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic and diluted	$0.22	$0.82

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

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Sales to unaffiliated customers:
Timberlands	$364	$353	$1,138	$979
Wood Products	1,048	1,030	3,023	3,083
Cellulose Fibers	503	474	1,454	1,424
	1,915	1,857	5,615	5,486
Intersegment sales:
Timberlands	218	194	642	584
Wood Products	20	19	60	55
	238	213	702	639
Total sales	2,153	2,070	6,317	6,125
Intersegment eliminations	(238)	(213)	(702)	(639)
Total	$1,915	$1,857	$5,615	$5,486
Net contribution to earnings:
Timberlands	$136	$118	$470	$336
Wood Products	105	79	271	393
Cellulose Fibers	59	47	204	135
	300	244	945	864
Unallocated Items(1)	25	20	108	(36)
Net contribution to earnings from discontinued operations	972	34	1,017	58
Net contribution to earnings	1,297	298	2,070	886
Interest expense, net of capitalized interest (continuing and discontinued operations)	(89)	(95)	(257)	(258)
Income before income taxes (continuing and discontinued operations)	1,208	203	1,813	628
Income taxes (continuing and discontinued operations)	(44)	(36)	(164)	(119)
Net earnings	1,164	167	1,649	509
Dividends on preference shares	(11)	(10)	(33)	(12)
Net earnings attributable to Weyerhaeuser common shareholders	$1,153	$157	$1,616	$497

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with outstanding borrowings and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 5: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser shareholders were:

•	$2.17 during third quarter and $2.85 during year-to-date 2014; and

•	$0.27 during third quarter and $0.89 during year-to-date 2013.
Our diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$2.15 during third quarter and $2.83 during year-to-date 2014; and

•	$0.27 during third quarter and $0.88 during year-to-date 2013.

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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter and year-to-date periods ended September 30, 2014. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

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

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2014	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Stock options	—	4,955	—	4,955
Preference shares	24,988	24,865	24,988	24,865
STOCK REPURCHASE PROGRAM
On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. The 2014 stock repurchase program replaced the prior 2011 stock repurchase program. During third quarter 2014, we repurchased 3,851,430 shares of common stock for $130 million under the 2014 stock repurchase program. Cash settlements of $7 million occurred at the beginning of the fourth quarter. All common stock purchases under the stock repurchase program were made in open-market transactions. As of September 30, 2014, we had remaining authorization of $570 million for future share repurchases.

NOTE 6: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2014	DECEMBER 31, 2013
LIFO Inventories:
Logs and chips	$12	$15
Lumber, plywood and panels	54	46
Pulp and paperboard	109	97
Other products	10	11
FIFO or moving average cost inventories:
Logs and chips	32	33
Lumber, plywood, panels and engineered lumber	85	70
Pulp and paperboard	28	30
Other products	96	94
Materials and supplies	152	146
Total	$578	$542

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO - the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been $116 million and $112 million higher as of September 30, 2014 and December 31, 2013, respectively.

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Service cost(1)	$13	$16	$40	$48
Interest cost	67	61	205	183
Expected return on plan assets	(117)	(109)	(349)	(329)
Amortization of actuarial loss	33	55	94	166
Amortization of prior service cost	1	2	4	5
Loss due to curtailment and special termination benefits(2)	9	—	9	—
Total net periodic benefit cost (credit)	$6	$25	$3	$73

(1)
Service cost includes $2 million for year-to-date ended 2014 and $1 million and $4 million for quarter and year-to-date ended 2013 for employees that were part of the Real Estate Divestiture. These charges are included in our results of discontinued operations.

(2)	The 2014 curtailment and special termination benefits are related to involuntary terminations, due to restructuring activities, as well as the Real Estate Divestiture.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Service cost	$—	$—	$—	$1
Interest cost	3	3	8	9
Amortization of actuarial loss	3	4	9	11
Amortization of prior service credit	(25)	(5)	(120)	(17)
Other	—	—	(4)	2
Total net periodic benefit cost (credit)	$(19)	$2	$(107)	$6
During fourth quarter 2013, we decided to eliminate post-Medicare health funding for certain salaried retirees after 2014. As a result, we were ratably amortizing a total pretax gain of approximately $180 million throughout 2014. In third quarter 2014 we recorded a refinement to the prior amount. We recognized a pretax gain of $23 million in third quarter 2014 and $113 million in the first three quarters of 2014 from this plan amendment. We expect to record a similar amount in fourth quarter 2014. This gain is included in "Other operating income, net" in our Consolidated Statement of Operations and reflected in the amortization of prior service credit in the table above.

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
Our pension plans are typically remeasured as of fiscal year-end unless a significant event occurs that requires remeasurement. As a result of the Real Estate Divestiture as well as our selling, general and administrative cost reduction initiative, we remeasured our U.S. qualified pension plans during third quarter 2014.
The net effect of the remeasurement was as follows:

•
We recognized a $9 million charge in third quarter 2014 for curtailments and special termination benefits. Of this amount, $6 million is included in the net gain on the Real Estate Divestiture and is presented in "Earnings from discontinued operations, net of income taxes" in our Consolidated Statement of Operations. The remaining $3 million is included in "Charges for restructuring, closures and impairments" in our Consolidated Statement of Operations.

•
The funded status of our U.S. qualified pension plans was reduced by $291 million primarily as a result of a decline in the discount rate used to calculate the projected benefit obligation. The discount rate used to remeasure the pension plans’ liabilities was changed from a rate of 4.9 percent at December 31, 2013 to rates reflective of current bond rates on the remeasurement date. A discount rate of 4.4 percent was used as of July 7, 2014. There was no change to the expected rate of return assumption. The decrease in funded status resulted in a $142 million decrease in "Other assets" and a $149 million increase in "Deferred pension and other postretirement benefits" in our Consolidated Balance Sheet.

•	Deferred tax liabilities decreased $108 million.

•
Total equity decreased $183 million for changes in "Cumulative other comprehensive loss", reflecting the net effect of the items discussed above. Amounts deferred in cumulative other comprehensive loss will be amortized into net periodic pension cost (credits) in future periods.

EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
In 2014 we expect to:

•	make approximately $44 million of required contributions to our Canadian registered pension plan;

•	make $3 million of required contributions or benefit payments to our Canadian nonregistered pension plans;

•	make benefit payments of $20 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $35 million for our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2014.

NOTE 8: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Wages, salaries and severance pay	$152	$159
Pension and postretirement	56	57
Vacation pay	47	48
Income taxes	2	4
Taxes – Social Security and real and personal property	37	32
Interest	73	104
Customer rebates and volume discounts	42	50
Deferred income	83	82
Other	114	93
Total	$606	$629

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2014		DECEMBER 31, 2013
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$5,921	$4,891	$5,683
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
As of September 30, 2014, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $30 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2013.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of September 30, 2014, our total accruals for these obligations was $41 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2013.
Some of our sites have asbestos containing materials. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when asbestos containing materials might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 11: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2013	$354	$(1,066)	$(19)	$(111)	$150	$6	$(686)
Other comprehensive income (loss) before reclassifications	(27)	(237)	1	—	4	—	(259)
Income taxes	—	91	—	—	1	—	92
Net other comprehensive income (loss) before reclassifications	(27)	(146)	1	—	5	—	(167)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	94	4	9	(120)	—	(13)
Income taxes	—	(31)	(2)	(2)	44	—	9
Net amounts reclassified from cumulative other comprehensive income (loss)	—	63	2	7	(76)	—	(4)
Total other comprehensive income (loss)	(27)	(83)	3	7	(71)	—	(171)
Ending balance as of September 30, 2014	$327	$(1,149)	$(16)	$(104)	$79	$6	$(857)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 7: Pension and Other Postretirement Benefit Plans.

NOTE 12: SHARE-BASED COMPENSATION
In year-to-date 2014, we granted 2,463,254 stock options, 686,310 restricted stock units, 321,403 performance share units and 73,605 stock appreciation rights. In addition, 432,583 outstanding restricted stock units and 216,622 outstanding performance share units vested during year-to-date 2014. A total of 4,333,908 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.
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

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 30, 2014.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of September 30, 2014

SEPTEMBER 30, 2014
Expected volatility	19.03%
Expected dividends	3.59%
Expected term (in years)	1.47
Risk-free rate	0.42%
Weighted average fair value	$9.24
The vesting and post-termination vesting terms for stock appreciation rights granted in 2014 are the same as for stock options described above.

NOTE 13: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Items Included in Our Restructuring, Closure and Asset Impairment Charges

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Restructuring and closure charges:
Termination benefits	$2	$—	$25	$—
Pension and postretirement charges	3	—	3	—
Other restructuring and closure costs	5	—	8	3
Charges for restructuring and closures	10	—	36	3
Impairments of long-lived assets	—	1	1	4
Total charges for restructuring, closures and impairments	$10	$1	$37	$7
During 2014, our restructuring and closure charges were primarily related to our selling, general and administrative cost reduction initiative to support achieving our competitive performance goals. We expect to incur approximately $5 million to $10 million in additional charges related to these activities between now and early 2015, the majority of which will relate to additional other restructuring and closure costs.

Changes in accrued severance related to restructuring during the year-to-date period ended September 30, 2014 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2013	$2
Charges	25
Payments	(16)
Accrued severance as of September 30, 2014	$11
The majority of the accrued severance balance as of September 30, 2014, is expected to be paid within one year.

NOTE 14: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	SEPTEMBER 2014	SEPTEMBER 2013
Gain on postretirement plan amendment (Note 7)	$(23)	$—	$(113)	$—
Gain on disposition of non-strategic assets	(1)	(1)	(25)	(14)
Foreign exchange (gains) losses, net	13	(2)	15	6
Land management income	(9)	(7)	(25)	(20)
Other, net	(3)	6	(15)	(4)
Total other operating income, net	$(23)	$(4)	$(163)	$(32)
Gain on disposition of non-strategic assets in 2014 included a $22 million pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State.
Foreign exchange (gains) losses result from changes in exchange rates on transactions, primarily related to our Canadian operations.
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
The 2014 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2014 estimated annual effective tax rate for our TRS is approximately 34 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings, partially offset by state income taxes.
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

STATEMENTS
We make forward-looking statements in this report, including with respect to estimated taxes and tax rates, future dividends, future restructuring charges, expected results of litigation and the sufficiency of litigation reserves, expected uses of cash, expected capital expenditures for 2014 and our expectations relating to pension contributions and benefit payments.
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

RISKS, UNCERTAINTIES AND ASSUMPTIONS
The major risks and uncertainties – and assumptions that we make – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	the successful execution of our internal plans and strategic initiatives;

•	transportation availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	our ability to successfully integrate operations of Longview Timber LLC (Longview Timber) and realize expected benefits from the acquisition; and

•	other factors described under “Risk Factors” in this document and in our annual report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by changes in:

•	economic activity in Europe and Asia, especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar to the euro and Canadian dollar and the relative value of the euro to the yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings can be positive or negative and refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In reviewing our results of operations, it is important to understand net sales and revenues and operating income included in Consolidated Results and individual segment discussions below exclude the results of discontinued operations. Refer to Note 2: Discontinued Operations.
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended September 30, 2014, compared to the quarter and year-to-date periods ended September 30, 2013.

CONSOLIDATED RESULTS
How We Did in Third Quarter and Year-to-Date 2014
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters and year-to-date periods ended September 30, 2014 and 2013:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Net sales	$1,915	$1,857	$58	$5,615	$5,486	$129
Operating income	$318	$243	$75	$1,026	$789	$237
Earnings of discontinued operations, net of tax	$966	$21	$945	$998	$36	$962
Net earnings attributable to Weyerhaeuser common shareholders	$1,153	$157	$996	$1,616	$497	$1,119
Basic earnings per share attributable to Weyerhaeuser common shareholders	$2.17	$0.27	$1.90	$2.85	$0.89	$1.96
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$2.15	$0.27	$1.88	$2.83	$0.88	$1.95

Comparing Third Quarter 2014 with Third Quarter 2013
Net sales
Net sales increased $58 million – 3 percent – primarily due to the following:

•	Cellulose Fibers segment sales increased $29 million, primarily due to higher sales realizations and volumes for pulp.

•
Wood Products segment sales increased $18 million, primarily due to higher sales realizations for structural lumber, more complementary products purchased for resale and higher sales realizations and shipment volumes for engineered products, partially offset by lower sales realizations and shipment volumes for oriented strand board (OSB) and lower shipment volumes for structural lumber.

•	Timberlands segment sales increased $11 million, primarily due to higher domestic log prices and increased sales volume in the West and in our acquired Longview Timber holdings.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $996 million primarily due to the following:

•	a $945 million increase in earnings from discontinued operations, primarily due to a $972 million net gain on the Real Estate Divestiture recognized in 2014;

•
a $33 million increase in gross margin, primarily due to higher sales realizations in lumber and engineered products, higher sales realizations and sales volumes of pulp and liquid packaging board and higher sales volumes in our legacy Western timberlands;

•	a $29 million decrease in our selling, general and administrative expenses; and

•	a $19 million increase in other operating income, primarily due to a $23 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment.
These increases in our earnings were partially offset by:

•	a $15 million increase in tax expense primarily due to higher earnings in our Taxable REIT Subsidiary (TRS) and

•	a $14 million decrease in interest income and other primarily due to a $10 million pretax gain recognized in 2013 on the sale of part of our investment in Liaison Technologies Inc.

Comparing Year-to-Date 2014 with Year-to-Date 2013
Net sales
Net sales increased $129 million – 2 percent – primarily due to the following:

•	Timberlands segment sales increased $159 million, primarily due to higher export and domestic log prices and increased sales volume in the West and in our acquired Longview Timber holdings.

•	Cellulose Fibers segment sales increased $30 million, primarily due to higher sales realizations for pulp.
These increases were partially offset by a $60 million decrease in our Wood Products segment sales, primarily due to lower sales realizations for OSB, partially offset by higher sales realizations and volumes for engineered products and more complementary products purchased for resale.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $1,119 million primarily due to the following:

•	a $962 million increase in earnings from discontinued operations, primarily due to a $972 million net gain on the Real Estate Divestiture recognized in 2014;

•	a $178 million increase in gross margin in our Timberlands and Cellulose Fibers segments, primarily due to higher sales realizations and the purchase of Longview Timber;

•	a $131 million increase in other operating income, primarily due to a $113 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment; and

•	a $63 million decrease in our selling, general and administrative expenses.

These increases in our earnings were partially offset by:

•	a $136 million decrease in gross margin in our Wood Products segment, primarily due to lower sales realizations in OSB;

•	a $49 million increase in tax expense primarily due to higher earnings in our TRS; and

•	a $30 million increase in charges for restructuring, closure and asset impairments primarily related to our selling, general and administrative cost reduction initiative.

TIMBERLANDS
How We Did Third Quarter 2014 and Year-to-Date 2014
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Net sales to unaffiliated customers:
Logs:
West	$227	$213	$14	$745	$598	$147
South	69	66	3	191	192	(1)
Canada	5	6	(1)	12	15	(3)
Subtotal logs sales	301	285	16	948	805	143
Chip sales	4	2	2	9	7	2
Timberlands exchanges(1)	17	28	(11)	49	44	5
Higher and better-use land sales(1)	4	2	2	14	10	4
Minerals, oil and gas	10	9	1	25	26	(1)
Products from international operations(2)	22	24	(2)	72	68	4
Other products	6	3	3	21	19	2
Subtotal net sales to unaffiliated customers	364	353	11	1,138	979	159
Intersegment sales:
United States	141	130	11	427	380	47
Other	77	64	13	215	204	11
Subtotal intersegment sales	218	194	24	642	584	58
Total sales	$582	$547	$35	$1,780	$1,563	$217
Net contribution to earnings	$136	$118	$18	$470	$336	$134

(1)	Significant dispositions of higher and better-use timberland and some non-strategic timberlands are made through subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations in South America.
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

Comparing Third Quarter 2014 with Third Quarter 2013
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $11 million – 3 percent – primarily due to a $14 million increase in Western log sales due to higher domestic log prices, a 9 percent increase in sales volumes including the increase related to acquired Longview Timber holdings.
Intersegment sales
Intersegment sales increased $24 million – 12 percent – primarily due to:

•	a $13 million increase due to increased log and chip sales volumes in Canada and

•
an $11 million increase in the United States due to higher sales volumes including the increase related to acquired Longview Timber holdings and higher log prices in our legacy Western and Southern timberlands.

Net contribution to earnings
Net contribution to earnings increased $18 million – 15 percent – primarily due to the following:

•	a $14 million increase due to higher sales volumes in our legacy Western timberlands,

•	a $6 million increase due to the purchase of Longview Timber and

•	a $5 million increase due to higher log prices in the South.

These increases were partially offset by an $8 million increase in operating costs primarily due to higher contract logging costs and increased road building activity, excluding Longview Timber.
Comparing Year-to-Date 2014 with Year-to-Date 2013
Net sales – unaffiliated customers
Net sales to unaffiliated customers increased $159 million – 16 percent – primarily due to the following:

•
a $147 million increase in Western log sales due to higher export and domestic log prices in our legacy Western timberlands and a 24 percent increase in sales volumes including the increase related to acquired Longview Timber holdings and

•	a $5 million increase due to higher timberlands exchanges and higher and better use land sales.
Intersegment sales
Intersegment sales increased $58 million – 10 percent – primarily due to:

•
a $47 million increase in the United States due to higher sales volumes including the increase related to acquired Longview Timber holdings and higher log prices in our legacy Western and Southern timberlands and

•	an $11 million increase due to increased log and chip sales volumes in Canada.
Net contribution to earnings
Net contribution to earnings increased $134 million – 40 percent – primarily due to the following:

•	a $79 million increase due to the purchase of Longview Timber;

•	a $51 million increase due to higher log prices in our legacy Western timberlands and the South;

•	a $24 million increase due to higher sales volumes and demand for export logs in our legacy Western timberlands;

•	a $9 million decrease in selling, general and administrative expenses, excluding Longview Timber; and

•	an $7 million increase due to higher timberland exchanges and higher and better-use land sales.

These increases were partially offset by a $37 million increase in operating costs in our legacy Western timberlands due to higher logging costs.
THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Third party log sales – cubic meters:
West	2,223	2,037	186	6,859	5,523	1,336
South	1,500	1,514	(14)	4,224	4,420	(196)
Canada	152	141	11	338	383	(45)
International	170	100	70	456	245	211
Total	4,045	3,792	253	11,877	10,571	1,306
Fee harvest volumes – cubic meters:
West	2,656	2,305	351	8,419	6,221	2,198
South	2,950	2,928	22	8,531	8,589	(58)
International	232	211	21	730	575	155
Total	5,838	5,444	394	17,680	15,385	2,295

WOOD PRODUCTS
How We Did Third Quarter 2014 and Year-to-Date 2014
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Net sales:
Structural lumber	$500	$480	$20	$1,442	$1,433	$9
Engineered solid section	104	97	7	308	263	45
Engineered I-joists	74	68	6	214	184	30
Oriented strand board	157	188	(31)	464	648	(184)
Softwood plywood	42	38	4	107	115	(8)
Other products produced	45	42	3	132	129	3
Complementary products purchased for resale	126	117	9	356	311	45
Total	$1,048	$1,030	$18	$3,023	$3,083	$(60)
Net contribution to earnings	$105	$79	$26	$271	$393	$(122)
Comparing Third Quarter 2014 with Third Quarter 2013
Net sales
Net sales increased $18 million – 2 percent – primarily due to the following:

•	Structural lumber average sales realizations increased 7 percent,

•	Complementary products purchased for resale increased 8 percent,

•	Engineered solid section shipment volumes increased 4 percent and average sales realizations increased 3 percent and

•	Engineered I-joists shipment volumes increased 2 percent and average sales realizations increased 8 percent.
These items were mostly offset by:

•	OSB volumes decreased 4 percent and average sales realizations decreased 13 percent and

•	structural lumber shipment volumes decreased 2 percent.
Net contribution to earnings
Net contribution to earnings increased $26 million – 33 percent – primarily due to the following:

•	$36 million increase in sales realizations in lumber and engineered products,

•	a $14 million increase in margins in our distribution business and

•	a $14 million decrease in lumber manufacturing costs primarily due to reduced spending.
These items were partially offset by:

•	a $23 million decrease in sales realizations in OSB and

•	a $17 million increase in log costs.
Comparing Year-to-Date 2014 with Year-to-Date 2013
Net sales
Net sales decreased $60 million – 2 percent – primarily due to a 28 percent decrease in OSB average sales realizations.
This item was partially offset by:

•	an increase of 13 percent in shipment volumes and a 4 percent increase in average sales realizations in engineered solid section,

•	an increase of 14 percent of complementary products purchased for resale and

•	an increase of 7 percent in shipment volumes and a 9 percent increase in average sales realization in engineered I-joists.
Net contribution to earnings
Net contribution to earnings decreased $122 million – 31 percent – primarily due to the following:

•	a $182 million decrease in sales realizations in OSB and

•	a $43 million increase in log costs.
These items were partially offset by:

•	a $30 million increase in sales realizations in engineered products and lumber,

•	a $29 million decrease in lumber manufacturing costs primarily due to reduced spending,

•	a $27 million increase in margins in our distribution business and

•	a $15 million decrease in selling, general and administrative expenses.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Structural lumber – board feet	1,162	1,189	(27)	3,357	3,370	(13)
Engineered solid section – cubic feet	5.1	4.9	0.2	15.5	13.7	1.8
Engineered I-joists – lineal feet	49	48	1	144	135	9
Oriented strand board – square feet (3/8”)	732	762	(30)	2,079	2,094	(15)
Softwood plywood – square feet (3/8”)	110	108	2	302	315	(13)
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

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Structural lumber – board feet:
Production	1,049	1,040	9	3,139	3,114	25
Outside purchase	91	92	(1)	251	271	(20)
Total	1,140	1,132	8	3,390	3,385	5
Engineered solid section – cubic feet:
Production	5.2	4.6	0.6	15.8	13.8	2.0
Outside purchase	—	0.3	(0.3)	2.3	1.6	0.7
Total	5.2	4.9	0.3	18.1	15.4	2.7
Engineered I-joists – lineal feet:
Production	50	44	6	149	130	19
Outside purchase	1	2	(1)	5	6	(1)
Total	51	46	5	154	136	18
Oriented strand board – square feet (3/8”):
Production	717	725	(8)	2,055	2,050	5
Outside purchase	52	49	3	156	173	(17)
Total	769	774	(5)	2,211	2,223	(12)
Softwood plywood – square feet (3/8”):
Production	72	62	10	191	186	5
Outside purchase	31	40	(9)	100	115	(15)
Total	103	102	1	291	301	(10)

CELLULOSE FIBERS
How We Did in Third Quarter 2014 and Year-to-Date 2014
Here is a comparison of net sales and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2014 and 2013:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Net sales:
Pulp	$408	$371	$37	$1,154	$1,111	$43
Liquid packaging board	80	83	(3)	247	254	(7)
Other products	15	20	(5)	53	59	(6)
Total	$503	$474	$29	$1,454	$1,424	$30
Net contribution to earnings	$59	$47	$12	$204	$135	$69

Comparing Third Quarter 2014 with Third Quarter 2013
Net sales
Net sales increased $29 million – 6 percent – primarily due to increased sales realizations in pulp of $53 per ton – 7 percent – and increased sales volumes of 3 percent.
Net contribution to earnings
Net contribution to earnings increased $12 million – 26 percent – primarily due to a $33 million increase in pulp and liquid packaging board sales realizations, partially offset by a $23 million increase in maintenance costs due to planned maintenance outages and our liquid packaging board facility scheduled machine rebuild.

Comparing Year-to-Date 2014 with Year-to-Date 2013
Net sales
Net sales increased $30 million – 2 percent – primarily due to increase sales realizations in pulp of $44 per ton – 6 percent, partially offset by decreased sales volumes of 2 percent.
Net contribution to earnings
Net contribution to earnings increased $69 million – 51 percent – primarily due to the following:

•	a $77 million increase in pulp and liquid packaging board sales realizations and

•	an $18 million decrease in Canadian operating costs due to the strengthening U.S. dollar and lower chemical costs.
These increases were partially offset by:

•	a $13 million increase in energy cost primarily due to reduced electricity sales and higher fuel prices and

•	an $11 million increase in maintenance costs due to planned maintenance outages and our liquid packaging board facility scheduled machine rebuild.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Pulp – air-dry metric tons	474	460	14	1,368	1,389	(21)
Liquid packaging board – tons	68	76	(8)	214	235	(21)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Pulp – air-dry metric tons	465	457	8	1,391	1,365	26
Liquid packaging board – tons	57	67	(10)	214	222	(8)

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with outstanding borrowings and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013	SEPTEMBER 2014	SEPTEMBER 2013	2014 VS. 2013
Unallocated corporate function expense	$(3)	$(8)	$5	$(17)	$(26)	$9
Unallocated share-based compensation	1	(1)	2	(2)	(3)	1
Unallocated pension and postretirement credits (costs)	35	(11)	46	146	(31)	177
Foreign exchange gains (losses)	(14)	2	(16)	(16)	(6)	(10)
Elimination of intersegment profit in inventory and LIFO	12	25	(13)	(8)	9	(17)
Other	(14)	(5)	(9)	(23)	(16)	(7)
Operating income (loss)	17	2	15	80	(73)	153
Interest income and other	8	18	(10)	28	37	(9)
Net contribution to earnings	$25	$20	$5	$108	$(36)	$144
Changes in Unallocated Items were primarily related to:

•	a $23 million pretax gain recognized in third quarter 2014 and a $113 million pretax gain recognized in year-to-date 2014 related to a previously announced postretirement plan amendment;

•
a $22 million pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State, which is recorded in "Other operating income, net" in our Consolidated Statement of Operations;

•	$8 million in charges recognized in third quarter 2014 and $32 million in charges recognized in year-to-date 2014 related to our selling, general and administrative cost reduction initiative; and

•
a $10 million pretax gain recognized in third quarter 2013 on the sale of part of our investment in Liaison Technologies Inc., which is recorded in "Interest income and other" in our Consolidated Statement of Operations.

INTEREST EXPENSE
Our interest expense, net of capitalized interest incurred was:

•	$88 million during third quarter 2014 and $254 million during year-to-date 2014 and

•	$94 million during third quarter 2013 and $256 million during year-to-date 2013.
Interest expense includes $11 million in fees related to a bridge loan we did not draw from in the acquisition of Longview Timber that was expensed in third quarter 2013. Excluding this item, interest expense is higher due to debt issued in third quarter 2013.
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber. We recognized a pretax charge of $25 million that was included in our net interest expense in fourth quarter 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. See Note 3: Longview Timber Purchase.

INCOME TAXES
Our provision for income taxes for our continuing operations was:

•	$39 million during third quarter 2014 and $148 million during year-to-date 2014 and

•	$24 million during third quarter 2013 and $99 million during year-to-date 2013.
Our provision for income taxes is higher in 2014 primarily due to higher earnings in our TRS.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders,

•	have access at all times to all major financial markets and

•	minimize liquidity risk by managing timing of debt maturities.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$784 million in 2014 and

•	$656 million in 2013.
Comparing 2014 with 2013
Net cash from operations increased $128 million in 2014 as compared with 2013, primarily due to:

•	a $171 million increase in cash received from customers as sales increased in our Timberlands and Cellulose Fibers segments;

•	a $64 million decrease in net cash outflows related to discontinued operations;

•	a $50 million increase in cash received from tax refunds; and

•	a $22 million decrease in cash paid for interest, primarily due to interest received related to tax refunds.
These inflows were partially offset by a $164 million increase in cash paid to employees and suppliers primarily due to increased production and the acquisition of Longview Timber.

Expected Pension Contributions and Benefit Payments
In 2014 we expect to:

•	make approximately $44 million of required contributions to our Canadian registered pension plan;

•	make $3 million of required contributions or benefit payments to our Canadian nonregistered pension plans;

•	make benefit payments of $20 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $35 million for our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2014.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash provided by (used in) investing activities was:

•	$485 million in 2014 and

•	$(1,718) million in 2013.
Comparing 2014 with 2013
Net cash from investing activities changed $2,203 million to an inflow in 2014 as compared with an outflow in 2013, primarily due to:

•	the acquisition of Longview Timber in third quarter 2013;

•	net proceeds from the Real Estate Divestiture, net of cash divested in third quarter 2014; and

•	higher capital spending.

Longview Timber Purchase
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. More information can be found in Note 3: Longview Timber Purchase and the "Cash from Financing Activities" section below.

Real Estate Divestiture
At the close of the Real Estate Divestiture in July 2014, Weyerhaeuser Real Estate Company (WRECO) used $744 million of the debt proceeds to repay intercompany debt and interest to Weyerhaeuser Company. The newly issued debt, remaining proceeds and other WRECO assets and liabilities, including $5 million cash on hand, were acquired by TRI Pointe when WRECO became a wholly-owned subsidiary of TRI Pointe at the closing of the transaction. Additionally, $32 million related to the adjustment amount payable pursuant to the terms of the transaction agreement was paid to TRI Pointe. Our net cash proceeds in connection with the Real Estate Divestiture totaled $707 million. More information can be found in Note 2: Discontinued Operations and the "Cash from Financing Activities" section below.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014	SEPTEMBER 2013
Timberlands	$56	$52
Wood Products	112	52
Cellulose Fibers	97	62
Unallocated Items	2	4
Discontinued operations	4	9
Total	$271	$179

We anticipate our net capital expenditures for 2014 – excluding acquisitions – to approximate $400 million.

Note Receivable
In third quarter 2014, we received $25 million in full payment of a note receivable and interest of $7 million made in connection with the divestiture of our hardwoods operations in 2011, which is recorded in "Other" in the "Cash flows from investing activities" in our Consolidated Statement of Cash Flows.

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

CASH FROM FINANCING ACTIVITIES
Consolidated net cash provided by (used in) financing activities was:

•	$(484) million in 2014 and

•	$1,561 million in 2013.
Comparing 2014 with 2013
Net cash provided by financing activities decreased by $2,045 million in 2014 to an outflow as compared with an inflow in 2013, primarily due to the issuance of common and preference shares in 2013.

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
We paid $11 million in fees related to a bridge loan in second quarter 2013. As of the close of the Longview Timber purchase, we did not draw from the loan and these fees were expensed in third quarter 2013.
In order to repay the debt that we assumed in the acquisition of Longview Timber, in third quarter 2013 we issued $500 million of 4.625 percent notes due September 15, 2023. The net proceeds after deducting the discount, underwriting fees and issuance costs were $494 million.
During September 2013, we entered into a $550 million 7-year senior unsecured term loan credit facility maturing in September 2020. During October 2013, we borrowed $550 million under this facility. Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks.
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber and related fees, expenses and premiums using the proceeds from the notes issued in third quarter 2013 and the borrowings from our term loan credit facility borrowed in fourth quarter 2013. A pretax charge of $25 million was also included in our net interest expense in fourth quarter 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt.

Debt
During June 2014, our wholly-owned subsidiary, WRECO, issued $450 million of unsecured and unsubordinated senior debt obligations bearing an interest rate of 4.375 percent due June 15, 2019 and $450 million of unsecured and unsubordinated senior debt obligations bearing an interest rate of 5.875 percent due June 15, 2024. The net proceeds were deposited into an escrow account. Upon closure of the transaction, the newly issued debt and remaining proceeds were acquired by TRI Pointe, along with other WRECO assets and liabilities.
There were no payments of debt in 2014. We repaid debt of $340 million in 2013. There are no debt maturities in the next 12 months.

Revolving credit facility
Weyerhaeuser Company has a $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. As of June 16, 2014, WRECO terminated its participation as a borrower in the facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in year-to-date 2014 or 2013.

Debt Covenants
As of September 30, 2014 Weyerhaeuser Company was in compliance with all debt covenants. There have been no significant changes during year-to-date 2014 to our debt covenants presented in our 2013 Annual Report on Form 10-K.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$84 million in 2014 and

•	$141 million in 2013.
The decrease in cash proceeds from the exercise of stock options year-to-date is primarily due to unusually high stock option exercises in year-to-date 2013, 87 percent of total 2013 proceeds. This was primarily caused by our average stock price being 36 percent higher in year-to-date 2013 than the prior period. Exercises returned to normal levels by first quarter 2014 due to less volatility in stock price. In year-to-date 2014, our average stock price was $31.05 compared to $29.63 in year-to-date 2013.

Paying dividends and repurchasing stock
We paid cash dividends on common shares of:

•	$411 million in 2014 and

•	$330 million in 2013.
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 17 cents per share to 20 cents per share in April 2013, to 22 cents per share in August 2013 and to 29 cents per share in August 2014, a 71 percent increase in our quarterly dividend.
On August 13, 2014, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on October 1, 2014, to shareholders of record at the close of business September 15, 2014.
On October 15, 2014, our Board of Directors declared a dividend of 29 cents per share on our common stock payable on November 26, 2014 to shareholders of record at the close of business October 31, 2014. Additionally, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible

Preference Shares, Series A, payable on January 1, 2015, to shareholders of record at the close of business December 15, 2014.
On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. The 2014 stock repurchase program replaced the prior 2011 stock repurchase program. During third quarter 2014, we repurchased 3,851,430 shares of common stock for $130 million under the 2014 stock repurchase program. Cash settlements of $7 million occurred at the beginning of the fourth quarter. All common stock purchases under the stock repurchase program were made in open-market transactions. As of September 30, 2014, we had remaining authorization of $570 million for future share repurchases.

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

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2014, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during third quarter 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
INFORMATION ABOUT COMMON SHARE REPURCHASES DURING YEAR-TO-DATE 2014
ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE REPURCHASES DURING THIRD QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 1 – July 31	—	$—	—	$700,000,000
August 1 – August 31	1,473,721	34.13	1,473,721	649,708,324
September 1 – September 30	2,377,709	33.33	2,377,709	570,463,481
Total repurchases during third quarter	3,851,430	$33.63	3,851,430	$570,463,481
On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. The 2014 stock repurchase program replaced the prior 2011 stock repurchase program. During third quarter 2014, we repurchased 3,851,430 shares of common stock for $130 million under the 2014 stock repurchase program. Cash settlements of $7 million occurred at the beginning of the fourth quarter. All common stock purchases under the stock repurchase program were made in open-market transactions.

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

WEYERHAEUSER COMPANY
Date:	October 31, 2014

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer