Form 10-K
period 2014-12-31
WEYERHAEUSER CO
filed 2015-02-13
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Large accelerated filer  [X]    Accelerated filer  [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes  [X] No
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19.1 billion based on the closing sale price as reported on the New York Stock Exchange Composite Price Transactions.
As of January 30, 2015, 524,997,504 shares of the registrant’s common stock ($1.25 par value) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Notice of 2015 Annual Meeting of Shareholders and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 22, 2015, are incorporated by reference into Part II and III.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K

OUR BUSINESS
We are one of the world's largest private owners of timberlands. We own or control nearly 7 million acres of timberlands, primarily in the U.S., and manage additional timberlands under long-term licenses in Canada. We manage these timberlands on a sustainable basis in compliance with internationally recognized forestry standards. We are also one of the largest manufacturers of wood and specialty cellulose fibers products. Our company is a real estate investment trust (REIT).
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
In 2014, we generated $7.4 billion in net sales and employed approximately 12,800 people who serve customers worldwide.
This portion of our Annual Report and Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of the fiscal year ended December 31, 2014.
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

WE CAN TELL YOU MORE
AVAILABLE INFORMATION
We meet the information-reporting requirements of the Securities Exchange Act of 1934 by filing periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports and statements — information about our company’s business, financial results and other matters — are available at:

•	the SEC website — www.sec.gov;

•	the SEC’s Public Conference Room, 100 F St. N.E., Washington, D.C., 20549, (800) SEC-0330; and

•	our website — www.weyerhaeuser.com.
When we file the information electronically with the SEC, it also is added to our website.

WHO WE ARE
We started out as Weyerhaeuser Timber Company, incorporated in the state of Washington in January 1900, when Frederick Weyerhaeuser and 15 partners bought 900,000 acres of timberland. Today, we are working to grow a truly great company for our shareholders, customers and employees. We grow and harvest trees and manufacture and sell products made from trees.

REAL ESTATE INVESTMENT TRUST (REIT) ELECTION
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which includes our manufacturing businesses and the portion of our Timberlands segment income included in the TRS.

OUR BUSINESS SEGMENTS
In the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, you will find our overall performance results for our business segments:

•	Timberlands,

•	Wood Products and

•	Cellulose Fibers.
Detailed financial information about our business segments and our geographic locations is in Note 2: Business Segments and Note 21: Geographic Areas in the Notes to Consolidated Financial Statements, as well as in this section and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EFFECT OF MARKET CONDITIONS
The health of the U.S. housing market strongly affects our Wood Products and Timberlands segments. Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for logs from our Timberlands segment is affected by the production of wood-based building products as well as export demand. Cellulose Fibers is primarily affected by global demand and the relative strength of the U.S. dollar.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 1

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

•
Wood Products — Deliver high-quality lumber, structural panels, engineered wood products and complementary building products for residential, multi-family, industrial and light commercial applications at competitive costs.

•	Cellulose Fibers — Concentrate on value-added pulp products and low cost manufacturing assets.

SALES OUTSIDE THE U.S.
In 2014, $2.5 billion — 34 percent — of our total consolidated sales from continuing operations were to customers outside the U.S. The table below shows sales outside the U.S. for the last three years.

SALES OUTSIDE THE U.S. IN MILLIONS OF DOLLARS
	2014	2013	2012
Exports from the U.S.	$1,892	$1,891	$1,682
Canadian export and domestic sales	472	488	348
Other foreign sales	150	114	92
Total	$2,514	$2,493	$2,122
Percent of total sales	34%	29%	30%

OUR EMPLOYEES
We have approximately 12,800 employees. This number includes:

•	11,930 employed in North America and

•	870 employed by our operations outside of North America.
Of these employees, approximately 3,550 are members of unions covered by multi-year collective-bargaining agreements. More information about these agreements is in Note 9: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements.

WHAT WE DO
This section provides information about how we:

•	grow and harvest trees and

•	manufacture and sell products made from them.
For each of our business segments, we provide details about what we do, where we do it, how much we sell and where we are headed.

TIMBERLANDS
Our Timberlands segment manages 6.9 million acres of private commercial timberlands worldwide. We own 6.2 million of those acres and have long-term leases on the other 0.7 million acres. In addition, we have renewable, long-term licenses on Canadian timberlands. The tables presented in this section include data from this segment's business units as of the end of 2014.
WHAT WE DO
Forestry Management
Our Timberlands segment:

•	grows and harvests trees to be converted into lumber, other wood and building products and pulp and paper;

•	exports logs to other countries where they are made into products;

•	plants seedlings to reforest harvested areas using the most effective regeneration method for the site and species (in parts of Canada natural regeneration is employed);

•	monitors and cares for the planted trees as they grow to maturity; and

•	strives to sustain and maximize the timber supply from our timberlands while keeping the health of our environment a key priority.
Our goal is to maximize returns by selling logs and stumpage to internal and external customers. We focus on solid wood and use intensive silviculture to improve forest productivity and returns while managing our forests on a sustainable basis to meet customer and public expectations.
Sustainable Forestry Practices
We are committed to responsible environmental stewardship wherever we operate, managing forests to produce financially mature timber while protecting the ecosystem services they provide. Our working forests include places with unique environmental, cultural, historical or recreational value. To protect their unique qualities, we follow regulatory requirements, voluntary standards and implement the Sustainable Forestry Initiative® (SFI) standard. Independent auditing of all of the forests we own or manage in the United States and Canada certifies that we meet the SFI standard. Our timberlands in Uruguay are certified under the Forest Stewardship Council (FSC) standard or the Uruguayan national forestry management standard which is endorsed by the Program for the Endorsement of Forest Certification (PEFC).

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 2

Canadian Forestry Operations
In Canada, we manage timberlands under long-term licenses that provide raw material for our manufacturing facilities in various provinces. When we harvest trees, we pay the provinces at stumpage rates set by the government, which generally are based on prevailing market prices. We transfer logs to our manufacturing facilities at cost, and do not generate any profit in the Timberlands segment from the harvest of timber from the licensed acres in Canada.
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
Timberlands Products

PRODUCTS	HOW THEY’RE USED
Logs	Logs are made into lumber, other wood and building products and pulp and paper products.
Timberlands	Timberland tracts are sold or exchanged to improve our timberland portfolio.
Timber	Standing timber is sold to third parties.
Minerals, oil and gas	Minerals, oil and gas are sold into construction and energy markets.
Other products	Other products includes seed and seedlings, recreational leases, as well as plywood produced by our international operations in Uruguay.
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
We also use multiple units of measure when transacting business including:

•	Thousand board feet (MBF) — used in the West to measure the expected lumber recovery from a tree or log. This measure does not include taper or recovery of non-lumber residual products.

•	Hundred cubic feet (CCF) — used in the West to measure the volume of a log. The measure does not include any calculation for expected lumber recovery.

•	Green tons (GT) — used in the South to measure weight, but factors used for conversion to product volume can vary by species, size, location and season.
WHERE WE DO IT
Our timberlands assets are located primarily in North America. In the U.S. we own and manage sustainable timberlands in nine states for use in wood products and pulp and paper manufacturing. We own or lease:

•	4.0 million acres in the southern U.S. (Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma and Texas); and

•	2.6 million acres in the Pacific Northwest (Oregon and Washington).

We also own and operate nurseries and seed orchards in Washington, Oregon, South Carolina and Georgia.
Our international operations are located in Uruguay, where we own 298,000 acres and have long-term leases on 25,000 acres. In Canada, we manage timberlands under long-term licenses that provide raw material for our manufacturing facilities. These licenses are in Alberta, British Columbia, Ontario (license is managed by partnership) and Saskatchewan.
Our total timber inventory — including timber on owned and leased land in our U.S. and international operations — is approximately 345 million cubic meters. The amount of timber inventory does not translate into an amount of lumber or panel products because the quantity of end products:

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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 3

Timber inventory data collection and verification techniques include the use of industry standard field sampling procedures as well as proprietary remote sensing technologies in some geographies where they generate improved estimates. The data is collected and maintained at the timber stand level.
DISCUSSION OF OPERATIONS BY GEOGRAPHY
Summary of 2014 United States Standing Timber Inventory

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS AT DECEMBER 31, 2014
TOTAL INVENTORY(1)
West:
Douglas fir/Cedar	153
Whitewood	31
Other conifer	1
Hardwood	11
196
South:
Southern yellow pine	110
Hardwood	29
139
Total U.S.	335
(1) Inventory includes all conservation and set aside areas.
Summary of 2014 United States Timberland Locations

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2014
	FEE OWNERSHIP	LONG- TERM LEASES	TOTAL ACRES(1)
U.S.:
West	2,594	—	2,594
South	3,398	642	4,040
Total U.S.	5,992	642	6,634
(1) Acres include all conservation and set aside areas.
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
Our lands are composed primarily of Douglas fir, a species highly valued for its structural strength. Our coastal lands also contain whitewood and have a higher proportion of whitewood than our interior holdings. Our management systems range from research and forestry, to technical planning models, mechanized harvesting, and marketing and logistics. They provide us a competitive operating advantage.
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. Longview Timber was a privately-held Delaware limited liability company engaged in the ownership and management of approximately 645,000 acres of timberlands in Oregon and Washington. More information on this transaction can be found in Note 4: Longview Timber Purchase in the Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 4

2014 Western U.S. Inventory by Species
2014 Western U.S. Inventory by Age / Species

MILLIONS OF CUBIC METERS
50
40
30
20
10
0
AGE
(in years)
0-9
10-19
20-29
30-39
40-49
50-59
60-89
90-134
135+
DOUGLAS FIR/CEDAR
WHITEWOOD
OTHER CONIFER
HARDWOOD
Note: Inventory charted includes all conservation and set aside areas.

The average age of timber harvested in 2014 was 52 years. Most of our U.S. timberland is intensively managed for timber production, but some areas are conserved for environmental, historical, recreational or cultural reasons. Some of our older trees are protected in acreage set aside for conservation, and some are not yet logged due to harvest rate regulations. While over the long term our average harvest age will decrease in accordance with our sustainable forestry practices, we harvest generally 2 percent of our Western acreage each year.
Southern United States
Our Southern acres predominantly contain southern yellow pine and encompass timberlands in seven states.
We intensively manage our timber plantations using forestry research and planning systems to optimize grade log production. We also actively manage our land to capture revenues from our oil, gas and hard minerals resources. We do this while providing quality habitat for a range of animals and birds. We lease more than 93 percent of our acres to the public and state wildlife agencies for recreational purposes.
2014 Southern U.S. Inventory by Species

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 5

2014 Southern U.S. Inventory by Age / Species

MILLIONS OF CUBIC METERS
40
35
30
25
20
15
10
5
0
AGE
(in years)
0-4
5-9
10-14
15-19
20-24
25-29
30+
SOUTHERN YELLOW PINE
HARDWOOD

Note: Inventory charted includes all conservation and set aside areas.

The average age of timber harvested in 2014 was 31 years for southern yellow pine. In accordance with our sustainable forestry practices, we harvest generally 3 percent of our acreage each year in the South.
International
Summary of 2014 International Standing Timber Inventory

GEOGRAPHIC AREA	MILLIONS OF CUBIC METERS AT DECEMBER 31, 2014
TOTAL INVENTORY
Uruguay:
Pine	7
Eucalyptus	3
Total International	10
Summary of 2014 International Timberland Locations

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2014
	FEE OWNERSHIP	LONG-TERM LEASES	TOTAL ACRES
Uruguay	298	25	323
Our timberland acres in Uruguay are split approximately 50 percent loblolly pine and 50 percent eucalyptus. Loblolly pine comprises more of our timber inventory due to its older age. On average, the timber in Uruguay is in the second third of its rotation age. It is entering into that part of the growth rotation when we will see increased volume accretion. About 96 percent of the area to be planted has been afforested to date.
2014 International Inventory by Species (Uruguay)
In Uruguay, the target rotation ages are 21 to 22 years for pine and 14 to 17 years for eucalyptus. We manage both species to a grade (appearance) regime.
We also operate a plywood mill in Uruguay with a production capacity of 250,000 cubic meters. Production volume reached 216,000 cubic meters in 2014.
In Brazil, we were a managing partner in a joint venture that operated a hardwood sawmill. We sold our interest in this joint venture during 2014.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 6

Canada — Licensed Timberlands
We manage timberlands under long-term licenses in Canada from the provincial government to secure the volume for our manufacturing facilities in various provinces. The provincial governments regulate the volume of timber that may be harvested each year through the Annual Allowable Cut (AAC) allotment, which is updated every 10 years. As of December 31, 2014, our AAC allotment was:

•	Alberta — 3,917 thousand cubic meters,

•	British Columbia — 682 thousand cubic meters,

•	Ontario — 146 thousand cubic meters and

•	Saskatchewan — 755 thousand cubic meters.
When the volume is harvested, we pay the province at stumpage rates set by the government and generally based on prevailing market prices. The harvested logs are transferred to our manufacturing facilities at cost (stumpage plus harvest, haul and overhead costs less any margin on selling logs to third parties). Any profit from harvesting the log through to converting it to a finished product is recognized at the respective mill in either the Cellulose Fibers or Wood Products segment.

GEOGRAPHIC AREA	THOUSANDS OF ACRES AT DECEMBER 31, 2014
TOTAL LICENSE ARRANGEMENTS
Canada:
Alberta	5,306
British Columbia	1,012
Ontario(1)	2,573
Saskatchewan	4,970
Total Canada	13,861
(1) License is managed by partnership.
Five-Year Summary of Timberlands Fee Harvest Volumes

FEE HARVEST VOLUMES IN THOUSANDS
	2014	2013	2012	2011	2010
Fee harvest volume – cubic meters:
West	11,173	8,907	7,170	6,595	5,569
South	11,676	11,596	11,488	9,738	8,197
International	990	818	763	854	349
Total	23,839	21,321	19,421	17,187	14,115
Our Timberlands annual fee harvest volumes represents the depletion of the timber assets we own. Depletion is a method of expensing the cost of establishing the fee timber asset base over the harvest or timber sales volume. The increase in fee harvest volumes from 2010 through 2014 reflects improving market conditions. The increase in fee harvest volumes in the West in 2013 and 2014 also reflects the purchase of Longview Timber.
Our fee harvest volumes are managed sustainably across all regions to ensure the preservation of long-term economic value of the timber and to capture maximum value from the markets. This is accomplished by ensuring annual harvest schedules target financially mature timber and reforestation activities align with the growing of timber through its life cycle to financial maturity.
Five-Year Summary of Timberlands Fee Harvest Volumes - Percentage of Grade and Fiber

PERCENTAGE OF GRADE AND FIBER
		2014	2013	2012	2011	2010
West	Grade	89%	90%	90%	90%	92%
	Fiber	11%	10%	10%	10%	8%
South	Grade	59%	57%	59%	58%	55%
	Fiber	41%	43%	41%	42%	45%
International	Grade	63%	60%	67%	55%	65%
	Fiber	37%	40%	33%	45%	35%
Total	Grade	73%	69%	71%	70%	70%
	Fiber	27%	31%	29%	30%	30%

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 7

HOW MUCH WE SELL
Our net sales to unaffiliated customers over the last two years were:

•	$1.5 billion in 2014 — up 11 percent from 2013; and

•	$1.3 billion in 2013.
Our intersegment sales over the last two years were:

•	$867 million in 2014 — up 9 percent from 2013; and

•	$799 million in 2013.
Five-Year Summary of Net Sales for Timberlands

NET SALES IN MILLIONS OF DOLLARS
	2014	2013	2012	2011	2010
To unaffiliated customers:
Logs:
West	$972	$828	$559	$545	$414
South	257	256	233	196	145
Canada	22	19	19	17	17
Total	1,251	1,103	811	758	576
Chip sales	12	9	18	19	16
Timberlands sales and exchanges(1)	52	65	59	77	109
Higher and better use land sales(1)	19	19	22	25	22
Minerals, oil and gas	32	32	31	53	60
Products from international operations(2)	96	90	106	86	65
Other products	35	25	30	26	26
Subtotal sales to unaffiliated customers	1,497	1,343	1,077	1,044	874
Intersegment sales:
United States	576	518	447	424	409
Other	291	281	236	222	194
Subtotal intersegment sales	867	799	683	646	603
Total	$2,364	$2,142	$1,760	$1,690	$1,477
(1)   Significant dispositions of higher and better use timberland and some non-strategic timberlands are made through subsidiaries.
(2)   Products include logs, plywood and hardwood lumber harvested or produced by our international operations. Includes sales of our operations in Uruguay, Brazil (sold in 2014) and China (sold in 2012).

Five-Year Trend for Total Net Sales in Timberlands

NET SALES IN MILLIONS OF DOLLARS
$603
$646
$683
$799
$867
$1,500
$874
$1,044
$1,077
$1,343
$1,497
$1,200
$900
$600
$300
$0
2010
2011
2012
2013
2014
Intersegment Sales
Western Logs
Southern Logs
All Other Products

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 8

Percentage of 2014 Sales Dollars to Unaffiliated Customers
Log Sales Volumes
Logs sold to unaffiliated customers in 2014 increased 1.4 million cubic meters — 10 percent — from 2013.

•
Sales volumes in the West increased 1.3 million cubic meters — 17 percent — primarily due to strong export and domestic demand and the purchase of Longview Timber. Our western sales to unaffiliated customers generally are higher-grade logs sold into the export market and domestic-grade logs sold to West Coast sawmills.

•	Sales to unaffiliated customers in the South decreased 210 thousand cubic meters — 4 percent — primarily due to a shift to stumpage sales.

•	Sales volumes from Canada increased 81 thousand cubic meters — 16 percent — in 2014. The increase in volume to unaffiliated customers primarily was due to increased internal mill demand.

•	Sales volumes from our international operations increased 247 thousand cubic meters — 69 percent — in 2014. The increase in volume was primarily due to increased fiber log sales in Uruguay.
We sell three grades of logs — domestic grade, domestic fiber and export. Factors that may affect log sales in each of these categories include:

•
domestic grade log sales — lumber usage, primarily for housing starts and repair and remodel activity, the needs of our own mills and the availability of logs from both outside markets and our own timberlands;

•	domestic fiber log sales — demand for chips by pulp, containerboard mills, and OSB mills; and

•	export log sales — the level of housing starts in Japan and construction in China.
Our sales volumes include logs purchased in the open market and all our domestic and export logs that are sold to unaffiliated customers or transferred at market prices to our internal mills by the sales and marketing staff within our Timberlands business units.
Five-Year Summary of Log Sales Volumes to Unaffiliated Customers for Timberlands

SALES VOLUMES IN THOUSANDS
	2014	2013	2012	2011	2010
Logs – cubic meters:
West	8,980	7,708	5,898	5,267	4,476
South	5,678	5,888	5,575	4,879	3,357
Canada	592	511	531	479	507
International	604	357	343	314	283
Total	15,854	14,464	12,347	10,939	8,623

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 9

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
Our average 2014 log realizations in the West increased from 2013 — primarily due to stronger demand for logs in the domestic market. Our average 2014 log realizations in the South increased from 2013 — primarily due to strengthening market conditions in the South.
Minerals and Energy Products
Mineral revenue was down slightly in 2014 as royalty revenue from natural gas and construction aggregates declined.
WHERE WE’RE HEADED
Our competitive strategies include:

•	continuing to capitalize on our scale operations, silviculture expertise and sustainability practices;

•	maximizing cash flow through operational excellence initiatives such as merchandising for value, harvest and transportation efficiencies, and flexing harvest to seasonal and short term opportunities;

•	sustaining our export and domestic market access, infrastructure and strong customer relationships; and

•	increasing non-timber revenue streams.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 10

WOOD PRODUCTS
We are a large manufacturer and distributor of wood products primarily in North America and Asia.
WHAT WE DO
Our wood products segment:

•
provides a family of high-quality softwood lumber, engineered wood products, structural panels and other specialty products to the residential, multi-family, industrial, light commercial and repair and remodel markets;

•	distributes our products as well as complementary building products that we purchase from other manufacturers; and

•	exports our softwood lumber, oriented strand board (OSB) and engineered wood products primarily to Asia.
Wood Products

PRODUCTS	HOW THEY’RE USED
Structural lumber	Structural framing for new residential, repair and remodel, treated applications, industrial and commercial structures
Engineered wood products • Solid section • I-joists	Floor and roof joists, and headers and beams for residential, multi-family and commercial structures
Structural panels • OSB • Softwood plywood	Structural sheathing, subflooring and stair tread for residential, multi-family and commercial structures
Other products	Complementary building products such as cedar, decking, siding, insulation and rebar sold in our distribution facilities
WHERE WE DO IT
We operate manufacturing facilities in the United States and Canada. We distribute through a combination of Weyerhaeuser and third-party locations. Information about the locations, capacities and actual production of our manufacturing facilities is included below.
Principal Manufacturing Locations
Locations of our principal manufacturing facilities as of December 31, 2014, by major product group were:

•	Structural lumber
– U.S. — Alabama, Arkansas, Louisiana, Mississippi, North Carolina, Oklahoma, Oregon and Washington
– Canada — Alberta and British Columbia

•	Engineered wood products
– U.S. — Alabama, Louisiana, Oregon and West Virginia
– Canada — British Columbia and Ontario

•	Oriented strand board
– U.S. — Louisiana, Michigan, North Carolina and West Virginia
– Canada — Alberta and Saskatchewan

•	Softwood plywood
– U.S. — Arkansas and Louisiana
We also own or lease 21 distribution centers in the U.S. where our major products and complementary building products are sold.
Summary of Wood Products Capacities as of December 31, 2014

CAPACITIES IN MILLIONS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Structural lumber – board feet	4,690	18
Engineered solid section – cubic feet(1)	43	6
Oriented strand board – square feet (3/8”)	3,035	6
Softwood plywood – square feet (3/8”)	460	2
(1) Three engineered wood products facilities also produce engineered I-Joists to meet market demand. 2014 production of I-Joists was 182 million lineal feet.
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility. Production capacities do not include any capacity for facilities that were sold or permanently closed as of the end of 2014. We also operate a facility in Foster, Oregon that produces veneer, primarily for use in our engineered wood products facilities.
During 2013, we decided to permanently close our Colbert, Georgia engineered wood products facility. In 2014, we decided to reopen our Evergreen, Alabama engineered wood products facility. Both facilities were previously indefinitely closed.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 11

Five-Year Summary of Wood Products Production

PRODUCTION IN MILLIONS
	2014	2013	2012	2011	2010
Structural lumber – board feet	4,152	4,084	3,846	3,528	3,289
Engineered solid section – cubic feet(1)	20.4	18.0	15.4	13.4	14.5
Engineered I-joists – lineal feet(1)	182	168	147	122	133
Oriented strand board – square feet (3/8”)	2,749	2,723	2,511	2,127	1,721
Softwood plywood – square feet (3/8”)(2)	252	241	214	197	212
(1) Weyerhaeuser engineered I-joist facilities also may produce engineered solid section. (2) All Weyerhaeuser plywood facilities also produce veneer.
HOW MUCH WE SELL
Revenues of our Wood Products segment come from sales to wood products dealers, do-it-yourself retailers, builders and industrial users. Wood Products net sales were $4.0 billion in 2014 and 2013.
Five-Year Summary of Net Sales for Wood Products

NET SALES IN MILLIONS OF DOLLARS
	2014	2013	2012	2011	2010
Structural lumber	$1,901	$1,873	$1,400	$1,087	$1,044
Engineered solid section	402	353	279	235	246
Engineered I-joists	277	247	190	161	171
Oriented strand board	610	809	612	354	319
Softwood plywood	143	144	115	66	65
Other products produced	176	171	167	142	125
Complementary building products	461	412	295	231	254
Total	$3,970	$4,009	$3,058	$2,276	$2,224
Five-Year Trend for Total Net Sales in Wood Products
Percentage of 2014 Net Sales Dollars in Wood Products

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 12

Wood Products Volume
The volume of structural lumber, OSB, and engineered wood products sold in 2014 increased from 2013 due to increased demand.
Five-Year Summary of Sales Volume for Wood Products

SALES VOLUMES IN MILLIONS
	2014	2013	2012	2011	2010
Structural lumber – board feet	4,463	4,436	4,031	3,586	3,356
Engineered solid section – cubic feet	20.0	18.2	15.4	12.3	13.1
Engineered I-joists – lineal feet	184	177	152	128	145
Oriented strand board – square feet (3/8”)	2,788	2,772	2,508	1,977	1,547
Softwood Plywood – square feet (3/8”)	395	402	340	249	237
Sales volumes include sales of internally produced products and complementary building products primarily through our distribution business.
Wood Products Prices
Prices for commodity wood products — Structural lumber and Plywood — increased in 2014 from 2013 while OSB decreased.
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

The North American housing market continued to show sustained improvement in 2014. This improvement led to increased demand and resulted in improved pricing for commodity wood products, excluding OSB, in 2014. The following graphs reflect product price trends for the past five years.
Five-Year Summary of Published Lumber Prices — $/MBF
Five-Year Summary of Published Oriented Strand Board Prices — $/MSF

SELECTED PUBLISHED PRODUCT PRICES
$221
$186
$270
$315
$217
2010
2011
2012
2013
2014
OSB (7/16") NORTH CENTRAL PRICE
SOURCE: RANDOM LENGTHS

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 13

WHERE WE’RE HEADED
Our competitive strategies include:

•	reduce controllable manufacturing costs through operational excellence and capital execution;

•	maintain a value-added product mix;

•	leverage our brand and reputation as the preferred provider of quality building products; and

•	pursue disciplined, profitable sales growth.

CELLULOSE FIBERS
Our cellulose fibers segment is one of the world’s largest producers of absorbent fluff pulp used in products such as diapers. We also manufacture liquid packaging board and other pulp products. We have a 50 percent interest in North Pacific Paper Corporation (NORPAC) — a joint venture with Nippon Paper Industries that produces primarily high-brightness publication papers and newsprint.
WHAT WE DO
Our cellulose fibers segment:

•	provides cellulose fibers for absorbent products in markets around the world;

•	works closely with our customers to develop unique or specialized applications;

•	manufactures liquid packaging board used primarily for the production of containers for liquid products; and

•	is largely energy self sufficient, with over 80 percent of its energy derived from black liquor produced at the mills and biomass.
Cellulose Fibers Products

PRODUCTS	HOW THEY’RE USED
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
WHERE WE DO IT
Our cellulose fibers products are distributed globally through a direct sales network. Locations of our principal manufacturing facilities by major product group are:

•	Pulp Manufacturing
– U.S. — Georgia (2), Mississippi and North Carolina
– Canada — Alberta

•	Pulp Converting
– U.S. — Mississippi
– Poland

•	Liquid packaging board
– U.S. — Washington
Summary of Cellulose Fibers Capacities as of December 31, 2014

CAPACITIES IN THOUSANDS
	PRODUCTION CAPACITY	NUMBER OF FACILITIES
Pulp – air-dry metric tons	1,870	5
Liquid packaging board – tons	350	1
Production capacities listed represent annual production volume under normal operating conditions and producing a normal product mix for each individual facility.
Five-Year Summary of Cellulose Fibers Production

PRODUCTION IN THOUSANDS
	2014	2013	2012	2011	2010
Pulp – air-dry metric tons	1,859	1,815	1,773	1,769	1,774
Liquid packaging board – tons	292	307	292	307	316
Liquid packaging board production decreased in 2014 primarily due to a scheduled machine rebuild.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 14

HOW MUCH WE SELL
Revenues of our Cellulose Fibers segment come from sales to customers who use the products for further manufacturing or distribution and for direct use. Our net sales were $1.9 billion in 2014, comparable to $1.9 billion in 2013.
Five-Year Summary of Net Sales for Cellulose Fibers

NET SALES IN MILLIONS OF DOLLARS
	2014	2013	2012	2011	2010
Pulp	$1,559	$1,501	$1,433	$1,617	$1,489
Liquid packaging board	310	326	332	346	337
Other products	67	75	89	95	85
Total	$1,936	$1,902	$1,854	$2,058	$1,911
Five-Year Trend for Total Net Sales in Cellulose Fibers
Percentage of 2014 Net Sales Dollars in Cellulose Fibers
Pulp Volumes
Our sales volumes of cellulose fiber products were 1.8 million tons in 2014 and 1.9 million tons in 2013.
Factors that affect sales volumes for cellulose fiber products include:

•	growth of the world gross domestic product,

•	demand for absorbent hygiene products and paper and

•	relative strength of the U.S. dollar.
Five-Year Summary of Sales Volume for Cellulose Fibers

SALES VOLUMES IN THOUSANDS
	2014	2013	2012	2011	2010
Pulp – air-dry metric tons	1,826	1,866	1,762	1,756	1,714
Liquid packaging board – tons	274	305	289	297	311
Liquid packaging board sales volume decreased in 2014 primarily due to lower production.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 15

Pulp Prices
Our average pulp prices in 2014 increased compared with 2013 due to improvement in the market demand and supply balance.
Five-Year Summary of Published NBSK Pulp Prices — $/ADMT
WHERE WE’RE HEADED
Our competitive strategies include:

•	continued execution of operational excellence initiatives such as manufacturing reliability, predictive, preventive maintenance practices, and liquid packaging board cost and quality improvement;

•	profitably growing with long-term strategic customers; and

•	focusing capital investments on cost reduction, green energy opportunities and product quality.

EXECUTIVE OFFICERS OF THE REGISTRANT
Patricia M. Bedient, 61, has been executive vice president and chief financial officer since 2007. She was senior vice president, Finance and Strategic Planning from February 2006 to 2007. She served as vice president, Strategic Planning from 2003, when she joined the company, to 2006. Prior to joining the company, she was a partner with Arthur Andersen LLP (Independent Accountant) from 1987 to 2002 and served as the managing partner for the Seattle office and as the partner in charge of the firm’s forest products practice from 1999 to 2002. She is on the Board of Directors for Alaska Air Group and Oregon State University and also serves as Treasurer and a Board member of Overlake Hospital Medical Center. She is a CPA and member of the American Institute of CPAs.
Adrian M. Blocker, 58, was appointed senior vice president, Wood Products effective January 1, 2015. He has served as senior vice president, Lumber since August 2013. He joined the company in May 2013 as vice president, Lumber. Prior to joining the company, he served as CEO of the Wood Products Council and Chairman. He has held numerous leadership positions in the industry focused on forest management, fiber procurement, consumer packaging, strategic planning, business development and manufacturing, including at West Fraser, International Paper and Champion International.
Rhonda D. Hunter, 52, has been senior vice president, Timberlands, since January 2014. Previously, she was vice president, Southern Timberlands from 2010 to 2014. She held a number of leadership positions in the Southern Timberlands organization and has experience in inventory and planning, regional timberlands management, environmental and work systems, finance and land acquisition. She joined Weyerhaeuser in 1987 as an accountant.
Denise M. Merle, 51, has been senior vice president, Human Resources and Investor Relations since August 2014. She served as senior vice president, Human Resources beginning February 2014. Prior to that, she was director, Finance and Human Resources for the Lumber business from 2013, director, Compliance & Enterprise Planning from 2009 to 2013, and director of Internal Audit from 2004 to 2009. She has held various roles in the company’s paper and packaging businesses, including finance, capital planning and analysis, and business development. She joined the company in 1981. She is a licensed CPA in the state of Washington.
Doyle R. Simons, 51, has been president and chief executive officer since August 2013 and a director of the company since June 2012. He was appointed chief executive officer-elect and an executive officer of the company on June 17, 2013. Prior to joining the company, he served as chairman and chief executive officer of Temple-Inland, Inc. (forest products) from 2008 until February 2012 when it was acquired by International Paper Company. He held various management positions with Temple-Inland, including executive vice president from 2005 through 2007 and chief administrative officer from 2003 to 2005. Prior to joining Temple-Inland in 1992, he practiced real estate and banking law with Hutcheson and Grundy, L.L.P. He also serves on the Board of Fiserv, Inc.
Catherine I. Slater, 51, was appointed senior vice president, Cellulose Fibers effective January 1, 2015. She has served as senior vice president, Engineered Products and Distribution since August 2013 and vice president, OSB from 2011 to 2013. Prior to that role, she held a number of other leadership positions in the company’s Wood Products business, including vice president for both engineered wood products manufacturing and veneer technologies. Before joining the Wood Products team, she held positions in Cellulose Fibers business, including leadership roles at Flint River and Port Wentworth pulp mills, and leadership oversight for the company’s operations in Alberta, Canada, which included pulp, timberlands, OSB, lumber, and engineered wood products. Prior to joining the company in 1992, she held several leadership roles at Procter and Gamble.
Devin W. Stockfish, 41, was appointed senior vice president, general counsel and corporate secretary in July 2014. He leads the company's Law & Corporate Affairs department, with responsibility for global Legal, Compliance, Government Affairs, Real Estate Services, Land Title, and Environmental, Health and Safety functions. He joined the company in March 2013 as corporate secretary and assistant general counsel. Before joining the company, he was vice president & associate general counsel at Univar Inc. where he focused on mergers and acquisitions, corporate governance and securities law. Previously, he was an attorney in the law department at Starbucks Corporation and practiced corporate law at K&L Gates LLP. Before he began practicing law, Mr. Stockfish was an engineer with the Boeing Company.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 16

NATURAL RESOURCE AND ENVIRONMENTAL MATTERS
We are subject to a multitude of laws and regulations in the operation of our businesses. We also participate in voluntary certification of our timberlands to assure that we sustain their values including the protection of wildlife and water quality. Changes in law and regulation, or certification standards, can significantly affect our business.

REGULATIONS AFFECTING FORESTRY PRACTICES
In the United States, regulations established by federal, state and local government agencies to protect water quality and wetlands could affect future harvests and forest management practices on some of our timberlands. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

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
In Canada, our forest operations are carried out on public timberlands under forest licenses with the provinces. All forest operations are subject to:

•	forest practices and environmental regulations, and

•	license requirements established by contract between us and the relevant province designed to:
- protect environmental values, and
- encourage other stewardship values.
In Canada, 21 member companies of the Forest Products Association of Canada (FPAC), including Weyerhaeuser’s Canadian subsidiary, announced in May 2010 the signing of a Canadian Boreal Forest Agreement (CBFA) with nine environmental organizations. The CBFA applies to approximately 72 million hectares of public forests licensed to FPAC members and, when fully implemented, is expected to lead to the conservation of significant areas of Canada’s boreal forest and protection of boreal species at risk, in particular woodland caribou. CBFA signatories continue to work on management plans with provincial governments, and seek the participation of aboriginal and local communities in advancing the goals of the CBFA. Progress under the CBFA is measured and reported on by an independent auditor.

ENDANGERED SPECIES PROTECTIONS
In the United States, a number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws, such as:

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

Such actions could increase our operating costs and affect timber supply and prices in general. To date, we do not believe that these measures have had, and we do not believe that in 2015 they will have, a significant effect on our harvesting operations. We anticipate that likely future actions will not disproportionately affect Weyerhaeuser as compared with comparable operations of U.S. competitors.
In Canada:

•
The federal Species at Risk Act (SARA) requires protective measures for species identified as being at risk and for critical habitat, pursuant to SARA, Environment Canada continues to identify and assess species deemed to be at risk and their critical habitat, and

•
in October 2012, the Canadian Minister of the Environment released a strategy for the recovery of the boreal population of woodland caribou under the SARA. The population and distribution objectives for boreal caribou across Canada are to (1) maintain the current status of existing, self-sustaining local caribou populations and (2) stabilize and achieve self-sustaining status for non-self-sustaining local caribou populations. Critical habitat for boreal caribou is identified for all boreal caribou ranges, except for northern Saskatchewan’s Boreal Shield range (SK1) where additional information is required for that population. Species assessment and recovery plans are developed in consultation with aboriginal communities and stakeholders.

The identification and protection of habitat and the implementation of range plans and land use action plans may, over time, result in additional restrictions on timber harvests and other forest management practices that could increase operating costs for operators of timberlands in Canada. To date, we do not believe that these Canadian measures have had, and we do not believe that in 2015 they will have, a significant effect on our harvesting operations. We anticipate that likely future measures will not disproportionately affect Weyerhaeuser as compared with similar operations of Canadian competitors.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 17

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
We believe that these kinds of programs have not had, and in 2015 will not have, a significant effect on the total harvest of timber in the United States or Canada. However, these kinds of programs may have such an effect in the future. We expect we will not be disproportionately affected by these programs as compared with typical owners of comparable timberlands. We also expect that these programs will not significantly disrupt our planned operations over large areas or for extended periods.

CANADIAN ABORIGINAL RIGHTS
Many of the Canadian timberlands are subject to the constitutionally protected treaty or common-law rights of aboriginal peoples of Canada. Most of British Columbia (B.C.) is not covered by treaties, and as a result the claims of B.C.’s aboriginal peoples relating to forest resources have been largely unresolved. On June 26, 2014 the Supreme Court of Canada ruled that the Tsilhqot’in Nation holds aboriginal title to approximately 1,900 square kilometers in B.C. This was the first time that the court has declared title to exist based on historical occupation by aboriginal peoples. Many aboriginal groups continue to be engaged in treaty discussions with the governments of B.C., other provinces and Canada.
Final or interim resolution of claims brought by aboriginal groups can be expected to result in:

•	additional restrictions on the sale or harvest of timber,

•	potential increase in operating costs, and

•	impact to timber supply and prices in Canada.
We believe that such claims will not have a significant effect on our total harvest of timber or production of forest products in 2015, although they may have such an effect in the future. In 2008, FPAC, of which we are a member, signed a Memorandum of Understanding with the Assembly of First Nations, under which the parties agree to work together to strengthen Canada’s forest sector through economic-development initiatives and business investments, strong environmental stewardship and the creation of skill-development opportunities particularly targeted to aboriginal youth.

POLLUTION-CONTROL REGULATIONS
Our operations are subject to various laws and regulations, including:

•	federal,

•	state,

•	provincial, and

•	local pollution controls.
These laws and regulations, as well as market demands, impose controls with regard to:

•	air, water and land,

•	solid and hazardous waste management,

•	waste disposal,

•	remediation of contaminated sites, and

•	the chemical content of some of our products.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 18

Our capital projects typically are designed to:

•	enhance safety,

•	extend the life of a facility,

•	increase capacity,

•	increase efficiency,

•	facilitate raw material changes and handling requirements,

•	increase the economic value of assets or products, and

•	comply with regulatory standards.
We had no material capital expenditures relating primarily to environmental compliance in 2014. Based on our understanding of current regulatory requirements in the U.S. and Canada, we expect approximately $23 million of capital expenditures relating primarily to environmental compliance in 2015.

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
We spent approximately $5 million in 2014 and expect to spend approximately $7 million in 2015 on environmental remediation of these sites.
It is our policy to accrue for environmental-remediation costs when we:

•	determine it is probable that such an obligation exists, and

•	can reasonably estimate the amount of the obligation.
We currently believe it is reasonably possible that our costs to remediate all the identified sites may exceed our current accruals of $29 million. The excess amounts required may be insignificant or could range, in the aggregate, up to $138 million over several years. This estimate of the upper end of the range of reasonably possible additional costs is much less certain than the estimates we currently are using to determine how much to accrue. The estimate of the upper range also uses assumptions less favorable to us among the range of reasonably possible outcomes.

REGULATION OF AIR EMISSIONS IN THE U.S.
The United States Environmental Protection Agency (EPA) has promulgated regulations for air emissions from:

•	pulp and paper manufacturing facilities,

•	wood products facilities, and

•	industrial boilers.
These regulations cover:

•	hazardous air pollutants that require use of maximum achievable control technology (MACT); and

•	controls for pollutants that contribute to smog, haze and more recently, greenhouse gases.
In 2011 and 2013 EPA issued new MACT standards for industrial boilers and process heaters. In 2012 EPA completed a technology and residual risk review for MACT standards applicable to pulping and bleaching operations at pulp and paper manufacturing facilities. In 2014 EPA issued a revised New Source Performance Standard for kraft pulp mills. These latter two rules apply on a project specific basis when certain thresholds are exceeded; as a result, we cannot predict whether or when those rules may have a material impact on future projects. Regarding other recent final actions by the EPA, we expect to spend $23 million in 2015 to comply with MACT standards.
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
In 2010 EPA issued a final greenhouse gas rule limiting the growth of emissions from new projects meeting certain thresholds. On June 23, 2014, the US Supreme Court issued a decision that removed potential applicability of the underlying 2010 regulations based solely on greenhouse gas emissions and limited application of the rule’s technology requirements to larger emission sources as a result of new emissions from non-greenhouse gas pollutants. As a result of this Supreme Court ruling, EPA is expected to issue new guidance to set thresholds for when the greenhouse gas technology requirements apply if the non-greenhouse gas emissions trigger the rule in the first instance. The impact of the Supreme Court ruling is to end the potential applicability of the technology requirements for our smaller manufacturing operations and limit the applicability for our other operations.
In June 2014 EPA proposed an extensive regulatory program for existing electric utility generating units to scale back emissions of greenhouse gas carbon dioxide (CO2) arising from fossil fuel use to generate electricity. This regulatory program potentially will have indirect impacts on our operations, such as from rising purchased electricity prices or from secondary regulation of cogeneration units that we operate. We are evaluating the proposal but are not able to predict whether the regulations, when final and implemented, will have a material impact on our operations.
We use significant biomass for energy production at our mills. EPA is currently working on rules regarding regulation of biomass emissions.
The impact of these greenhouse gas and biomass rules, as well as recent court decisions, on our operations remains uncertain.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 19

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
We believe these developments have not had, and in 2015 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We maintain an active forestry research program to track and understand any potential effect from actual climate change related parameters that could affect the forests we own and manage and do not anticipate any disruptions to our planned operations.

REGULATION OF AIR EMISSIONS IN CANADA
In addition to existing provincial air quality regulations, the Canadian federal government has proposed an air quality management system (AQMS) as a comprehensive national approach for improving air quality in Canada. The federal proposed AQMS includes:

•	ambient air quality standards for outdoor air quality management across the country,

•	a framework for air zone air management within provinces and territories that targets specific sources of air emissions,

•	regional airsheds that facilitate coordinated action across borders,

•	industrial sector based emission requirements that set a national base level of performance for major industries in Canada, and

•	improved intergovernmental collaboration to reduce emissions from the transportation sector.
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
In addition, British Columbia has adopted a carbon tax and Alberta has a mandatory GHG emission reduction regulation. Our Grande Prairie, Alberta cellulose fiber mill generates and sells carbon credits.
We believe these measures have not had, and in 2015 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF AIR EMISSIONS IN POLAND AND URUGUAY
The European Union’s “Clean Air Programme” includes new air quality objectives that Poland and other European Union countries will implement through 2030. Some provinces in Uruguay have established air quality monitoring networks and ambient air objectives have been proposed for the region where our Los Piques mill is located.
We believe these measures have not had, and in 2015 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

REGULATION OF WATER
In the U.S., as a result of litigation under the federal Clean Water Act, additional federal or state permits are now required in some states for the application of pesticides, including herbicides, on timberlands. Those permits have entailed additional costs. In addition, there is continuing litigation in the federal courts that may result in permit requirements for pollution discharges from forest roads and other drainage features on timberland, which would entail additional costs for forest landowners including Weyerhaeuser. Finally, the federal regulatory agencies are considering expanding the definition of waters subject to federal Clean Water Act jurisdiction, which could increase the scope and number of permits required for forestry-related activities and entail additional costs for Weyerhaeuser and other forest landowners in the U.S.
In August 2014 EPA issued a final regulation on thermal cooling water intakes for the protection of aquatic resources. The final rule is not expected to have a material impact although the technology requirements to protect aquatic resources outlined in the rule may be applied on a case-by-case when water permits are renewed.
In 2015, Washington State Department of Ecology (WA DOE) is expected to propose rules to update the Human Health Water Quality Criteria for the protection of human health. It is unclear what effect, if any, the WA DOE regulations will have on our manufacturing operations in Washington State.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 20

In addition:

•	In 2013, amendments to the Canadian Federal Fisheries Act came into force. These amendments change the focus from habitat protection to fisheries protection and increase penalties.

•
Uruguay’s national policy for water includes regulation of river basin planning, management and water use permits. Wastewater discharge authorization is required for industry, including our Los Piques mill.

•
In response to an European Union Water Framework Directive, in 2015 Polish authorities announced their intention to develop a water management plan to reduce total nitrogen and phosphorous loads in municipal waste water by 75 percent. The plan could impact our Poland facility, although it is unclear what effect, if any, the water management plan may have on our operation in Poland until the plan is complete.

We believe the above developments have not had, and in 2015 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 21

FORWARD-LOOKING STATEMENTS
This report contains statements concerning our future results and performance that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements:

•	are based on various assumptions we make, and

•	may not be accurate because of risks and uncertainties surrounding the assumptions we make.
These statements reflect our current views with respect to future events. Factors listed in this section, factors discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, and other factors not included, may cause our actual results to differ significantly from our forward-looking statements. There is no guarantee that any of the events anticipated by our forward-looking statements will occur. Or if any of the events occur, there is no guarantee what effect it will have on our operations or financial condition.
We will not update our forward-looking statements after the date of this report.
FORWARD-LOOKING TERMINOLOGY
Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often use words such as expects, may, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately. They may use the positive or negative or variation of those and similar words.
STATEMENTS
In this report we make forward-looking statements concerning our plans, strategies, intentions and expectations, including with respect to estimated taxes and tax rates, future dividends, future restructuring charges, expected results of litigation and the sufficiency of litigation reserves, expected uses of cash, expected capital expenditures, expected economic conditions, markets for our products, laws and regulations relevant to our businesses and our expectations relating to pension contributions and benefit payments.
We base our forward-looking statements on the expected effect of:

•	the economy,

•	laws and regulations,

•	adverse litigation outcomes and the adequacy of reserves,

•	changes in accounting principles,

•	contributions to pension plans,

•	projected benefit payments,

•	projected tax treatment, rates and credits, and

•	other related matters.
RISKS, UNCERTAINTIES AND ASSUMPTIONS
Major risks and uncertainties, and assumptions that we make, that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, interest rate levels, housing starts, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	potential disruptions in our manufacturing operations;

•	level of competition from domestic and foreign producers;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestations and other natural disasters;

•	energy prices;

•	the successful execution of our internal plans and strategic initiatives;

•	transportation and labor availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles;

•	our ability to successfully realize the expected benefits from the acquisition of Longview Timber; and

•	other factors described under Risk Factors.
EXPORTING ISSUES
We are a large exporter. Our business is affected by:

•	economic activity in Europe and Asia, especially Japan and China;

•	currency exchange rates, particularly the relative value of the U.S. dollar to the euro and the Canadian dollar, and the relative value of the euro to the yen; and

•	restrictions on international trade or tariffs imposed on imports.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 22

RISK FACTORS
We are subject to various risks and events that could adversely affect our business, our financial condition, our results of operations and the price of our common stock.
You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly in “Forward-Looking Statements” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities.
The risks discussed below are not the only risks we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business.

RISKS RELATED TO OUR INDUSTRIES AND BUSINESS

MACROECONOMIC CONDITIONS
The industries in which we operate are sensitive to macroeconomic conditions and consequently are highly cyclical.
The overall levels of demand for the products we manufacture and distribute reflect fluctuations in levels of end-user demand, which consequently impact our sales and profitability. End-user demand depends in part on general macroeconomic conditions, both in the U.S. and globally, as well as on local economic conditions. Current economic conditions in the United States reflect growth at or below historical trends and general business uncertainty, but improving confidence. Global economic conditions reflect issues such as inflation and slowing growth in emerging countries. The construction and homebuilding industries continue to slowly recover from the severe downturn caused by the overall collapse of credit markets and recession of 2009. However, the recovery has been uneven and construction activity remains below pre-recession and trend levels. Our Wood Products segment is highly dependent on the strength of the homebuilding industry. Although recovering, the decline in home construction activity over the past several years resulted in depressed prices of and demand for wood products and building materials. This resulted in lower prices and demand for logs and several years of reduced harvests in our Timberlands segment. The length and magnitude of industry cycles vary over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Those conditions have improved recently for some sectors, but if macroeconomic conditions do not continue to improve we could experience lower sales volumes and smaller margins.

COMMODITY PRODUCTS
Many of our products are commodities that are widely available from other producers.
Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. In addition, prices for our products are affected by many other factors outside of our control. As a result, we have little influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control. Both sales and profitability of our products are subject to volatility due to market forces beyond our control.

INDUSTRY SUPPLY OF LOGS, WOOD PRODUCTS AND PULP
Excess supply of products may adversely affect prices and margins.
Oversupply of products may result from producers introducing new capacity for manufactured products or increasing harvest levels in response to favorable short-term pricing trends. Industry supplies of pulp are also influenced by global production capacity, which has grown in recent years and is expected to continue to grow. Continuation of these factors could adversely affect our sales volumes and margins.

HOMEBUILDING MARKET AND ECONOMIC RISKS
High unemployment, low demand and low levels of consumer confidence can adversely affect our business and results of operations.
Several of our businesses are dependent upon the health of the U.S. housing market. Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The legacy of the housing bubble, its collapse and ensuing credit crisis has been one of tightened credit requirements and a reduced number of mortgage loans available for financing home purchases. Credit conditions have begun to ease, but remain significantly more restrictive than prior to the housing bubble. Demand for new homes also has been adversely affected by factors such as unemployment and lower job participation, limited wage growth and weak consumer confidence. Additionally, rising student loan debt among younger adults is limiting access to mortgage financing and home ownership. Foreclosure rates and distress sales of houses, while still at elevated levels, have fallen significantly and are less of an impact compared to the years immediately following the housing collapse.
Homebuyers’ ability to qualify for and obtain affordable mortgages could be affected by changes in government sponsored entities and private mortgage insurance companies supporting the mortgage market.
The federal government has historically had a significant role in supporting mortgage lending through its sponsorship of Fannie Mae and Freddie Mac. As a result of turbulence in credit markets and the mortgage finance industry in the last few years, the effect of the federal government’s conservatorship of these government sponsored entities on the short-term and long-term demand for new housing remains unclear. The liquidity provided to the mortgage industry by Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, is critical to the housing market. There have been significant concerns about the future purpose of Fannie Mae and Freddie Mac and a number of proposals to curtail their activities over time are under review. Limitations or restrictions on the availability of financing by these entities could adversely affect interest rates and the availability of mortgage financing, which could reduce demand for housing and adversely affect demand for our products.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 23

Changes in mortgage interest expense and real estate tax regulations could harm our future sales and earnings.
Significant costs of homeownership include mortgage interest expense and real estate taxes, both of which are generally deductible for an individual’s federal and, in some cases, state income taxes. Any changes to income tax laws by the federal government or a state government to eliminate or substantially reduce these income tax deductions, as has been considered from time to time, would increase the after-tax cost of owning a home. Increases in real estate taxes by local governmental authorities would also increase the cost of homeownership. Any such increases to the cost of homeownership could adversely affect the demand for our products.

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
Our products may compete with nonfiber-based alternatives or with alternative products in certain market segments. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to the products produced by our Wood Products businesses such as lumber, veneer, plywood and oriented strand board. Changes in prices for oil, chemicals and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase substitution of those products for our products. If use of these alternative products grows, demand for and pricing of our products could be adversely affected.

CHANGES IN PRODUCT MIX OR PRICING
Our results of operations and financial condition could be materially adversely affected by changes in product mix or pricing.
Our results may be adversely affected by a change in our product mix or pricing. If we are not successful in implementing previously announced or future price increases, or in our plans to increase sales of higher-priced, higher-value products, or if there are delays in acceptance of price increases or failure of customers to accept higher-priced products our results of operations and financial condition could be materially and adversely affected. Price discounting, if required to maintain our competitive position, could result in lower than anticipated price realizations.

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
In North America, our forests are third party-certified to the Sustainable Forestry Initiative (SFI®) standard. Some of our customers have expressed a preference in certain of our product lines for products made from raw materials sourced from forests certified to different standards, including standards of the Forest Stewardship Council (FSC). If and to the extent that preference for a standard other than SFI® becomes a customer requirement, there may be reduced demand and lower prices for our products relative to competitors who can supply products sourced from forests certified to competing certification standards. If we seek to comply with such other standards, we could incur materially increased costs for our operations or be required to reduce harvest levels. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in the harvest levels of some of our timberlands, most notably in the Pacific Northwest.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 24

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
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages,

•	prolonged power failures,

•	equipment failure,

•	a chemical spill or release,

•	explosion of a boiler,

•	fires, floods, windstorms, earthquakes, hurricanes or other severe weather conditions or catastrophes,

•	the effect of drought or reduced rainfall on water supply,

•	labor difficulties,

•	disruptions in transportation infrastructure, including roads, bridges, rail, tunnels, shipping and port facilities,

•	terrorism or threats of terrorism,

•	governmental regulations, and

•	other operational problems.
Any such downtime or facility damage could prevent us from meeting customer demand for our products or require us to make unplanned capital expenditures. If one of our facilities or machines were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and income. Although some risks are not insurable and some coverage is limited, we purchase insurance protecting our manufacturing facilities from fires, floods, windstorms, earthquakes, equipment failures and boiler explosions.

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
Our businesses require substantial capital for expansion and for repair or replacement of existing facilities or equipment. Although we maintain our production equipment with regular scheduled maintenance, key pieces of equipment may need to be repaired or replaced periodically. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flows.
While we believe our capital resources will be adequate to meet our current projected operating needs, capital expenditures and other cash requirements, if for any reason we are unable to provide for our operating needs, capital expenditures and other cash requirements on acceptable economic terms, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 25

additional cleanup obligations at our sites or third-party sites may result in significant additional costs. Any material liability we incur could adversely affect our financial condition or preclude us from making capital expenditures that otherwise would benefit our business.
We also anticipate public policy developments at the state, federal and international level regarding climate change and energy access, security and competitiveness. We expect these developments to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon. Compliance with regulations that implement new public policy in these areas might require significant expenditures. These developments may also include mandated changes to energy use and building codes which could affect our homebuilding practices. Enactment of new environmental laws or regulations or changes in existing laws or regulations, or the interpretation of these laws or regulations, might require significant expenditures. We also anticipate public policy developments at the state, federal and international level regarding taxes and a number of other areas that could require significant expenditures.
Changes in global or regional climate conditions and governmental response to such changes at the international, U.S. federal and state levels may affect our operations or our planned or future growth activities.
There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S., some of these proposals would regulate and/or tax the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use “cleaner” energy. Climate change impacts, if they occur, and governmental initiatives, laws and regulations to address potential climate concerns, could increase our costs and have a long-term adverse impact on our businesses and results of operations. Future legislation or regulatory activity in this area remains uncertain, and its impact on our operations is unclear at this time. However, it is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon compound or greenhouse gas emissions or other climate change impacts could adversely affect our operations. For example, such activities could limit harvest levels or result in significantly higher costs for energy and other raw materials. Because our manufacturing operations depend upon significant amounts of energy and raw materials, these initiatives could have an adverse impact on our results of operations and profitability.

CURRENCY EXCHANGE RATES
We will be affected by changes in currency exchange rates.
We have manufacturing operations in Canada, Poland and Uruguay. We are also a large exporter and compete with global producers of products very similar to ours. Therefore, we are affected by changes in the strength of the U.S. dollar, particularly relative to the Canadian dollar, euro and yen, and the strength of the euro relative to the yen. Changes in exchange rates could materially and adversely affect our sales volumes, margins and results of operations.

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
We believe that our success depends, to a significant extent, upon our ability to attract, retain and develop key senior management and operations management personnel. Our failure to recruit, retain, and develop key personnel could adversely affect our financial condition or results of operations.

TRANSPORTATION
We depend on third parties for transportation services and increases in costs and disruptions in the availability of transportation could materially adversely affect our business and operations.
Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture or distribute as well as delivery of our raw materials. A significant portion of the goods we manufacture and raw materials we use are transported by marine, rail and truck, each of which is highly regulated. In addition, each has historically been subject to periodic disruption due to labor issues.
If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Our third-party transportation providers are also subject to events outside of their control, such as disruption of transportation infrastructure due to labor issues or natural disasters.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 26

REIT STATUS AND TAX IMPLICATIONS
If we fail to remain qualified as a REIT, our taxable income would be subject to tax at corporate rates and we would not be able to deduct dividends to shareholders.
In any taxable year in which we fail to qualify as a REIT, unless we are entitled to relief under the Internal Revenue Code:

•	We would not be allowed to deduct dividends to shareholders in computing our taxable income.

•	We would be subject to federal and state income tax on our taxable income at applicable corporate rates.

•	We also would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.
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
Under the Internal Revenue Code, REITs generally must engage in the ownership and management of income producing real estate. For the Company, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the harvesting and sale of logs, the development or sale of certain timberlands and other real estate, the manufacture and sale of wood products and the manufacture and sale of pulp products are conducted through one or more of our wholly-owned taxable REIT subsidiaries (TRSs) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner we believe that we satisfy the REIT requirements of the Internal Revenue Code and are not subject to the 100 percent tax that could be imposed if a REIT were to conduct a prohibited transaction. The net income of our TRSs is subject to corporate-level income tax.
The extent of our use of our TRS may affect the price of our common shares relative to the share price of other REITs.
We conduct a significant portion of our business activities through one or more TRSs. Our use of our TRSs enables us to engage in non-REIT qualifying business activities such as the sale of logs, production and sale of wood products and pulp products, and sale of HBU property. Our TRSs are subject to corporate-level tax. Therefore, we pay income taxes on the income generated by our TRSs. Under the Code, no more than 25 percent of the value of the gross assets of a REIT may be represented by securities of one or more TRS. This limitation may affect our ability to increase the size of our TRSs’ operations. Furthermore, our use of TRSs may cause the market to value our common shares differently than the shares of other REITs, which may not use TRSs as extensively as we use them.
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
When we sell timberlands and real estate, we may seek to match these sales with the acquisition of suitable replacement timberlands. This allows us “like-kind exchange” treatment for these transactions under section 1031 and related regulations of the Code. This matching of sales and purchases may provide us with tax benefits, most importantly the deferral of built-in gains tax on the property sold. The inability to obtain like-kind exchange treatment may result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to shareholders as dividends.
Changes in tax laws or their interpretation could adversely affect our shareholders and our results of operations.
Federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the United States Department of the Treasury, and state taxing authorities. Changes to tax laws could adversely affect our shareholders or increase our effective tax rates. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our shareholders may be changed.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 27

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

IMPORT/EXPORT TAXES AND DUTIES
We may be required to pay significant taxes on our exported products or countervailing and anti-dumping duties on our imported products.
International trade disputes occur frequently and can be taken to an International Trade Court for resolution of unfair trade practices between countries. As an example, there have been many disputes and subsequent trade agreements regarding sales of softwood lumber between Canada and the United States. The current Softwood Lumber Agreement (SLA) between Canada and the U.S., originally signed in October 2006, is scheduled to expire in October 2015. The SLA requires Canadian softwood lumber facilities, including our mills, to pay an export tax when the price of lumber is at or below a threshold price. The export tax could be as high as 22.5 percent if a province exceeds its total allotted export share. It is also possible that additional countervailing antidumping duties could be imposed in the future. We may experience reduced revenues and margins in any business that is subject to such tariffs or to the terms of the settlements of such international disputes. To the extent such tariffs increase prices, they could also reduce the demand for our products. These tariffs or settlement terms could have a material adverse effect on our business, financial results and financial condition, including facility closures or impairments of assets. We cannot predict whether there will be an extension of the SLA or a new agreement or, if an extension or new agreement is completed, its impact on our business.

NATURAL DISASTERS ON TIMBERLANDS ASSETS
Our timberlands assets could be adversely affected by weather, fire, infestation or natural disasters.
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

ACQUISITION OF LONGVIEW TIMBER LLC
We may fail to realize the full benefits anticipated as a result of the acquisition of Longview Timber LLC (Longview Timber).
In 2013 we acquired Longview Timber. There are a number of risks and uncertainties relating to the acquisition and the ultimate success of the acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Longview Timber. We may not fully realize our expected business opportunities and growth prospects. We may need to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the operations or assets of Longview Timber. We may be required to take write-offs or impairment charges or recognize amortization expenses resulting from the acquisition and may be subject to unanticipated or unknown liabilities relating to Longview Timber and its business. If any of these factors occur, we may not fully realize our expected business opportunities and growth prospects.

TAX DISTRIBUTION OF WRECO
We could incur substantial U.S. federal tax liability if the WRECO transaction were found not to qualify as a tax-free “reorganization” or the distribution of WRECO shares to Weyerhaeuser shareholders were found not to qualify as a tax-free distribution.
In 2014 we closed the divestiture of our home building business, Weyerhaeuser Real Estate Company (WRECO), via a "Reverse Morris Trust" transaction pursuant to which a wholly-owned subsidiary of TRI Pointe Homes, Inc. (TRI Pointe) merged with and into WRECO, with WRECO surviving the merger and becoming a wholly-owned subsidiary of TRI Pointe. The Reverse Morris Trust transaction was structured to qualify as a tax-free reorganization and the associated distribution of WRECO shares to Weyerhaeuser shareholders as a tax-free distribution. If the transaction were determined not to qualify as a tax-free reorganization, or if the distribution does not qualify as a tax-free distribution, then Weyerhaeuser or its subsidiaries or Weyerhaeuser shareholders may be required to pay substantial U.S. federal income taxes.
If the transaction were determined not to qualify as a tax-free reorganization or the distribution not to qualify as a tax-free distribution, or if Weyerhaeuser were required to indemnify TRI Pointe and WRECO, such taxes and indemnification obligations could be substantial and could materially and adversely affect the company’s liquidity, financial condition and results of operations.

CYBERSECURITY RISKS
We rely on information technology to support our operations and reporting environments. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation.
We use information systems to carry out our operational activities and maintain our business records. Some systems are internally managed and some are maintained by third-party service providers. We and our service providers employ what we believe are adequate security measures. Our ability to conduct business could be materially and adversely affected if these systems or resources are compromised, damaged or fail. This could be a result of a cyber incident, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions or other disruption.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 28

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, other proprietary information and personally identifiable information. If this data is compromised, destroyed or inappropriately disclosed, it could have a material adverse effect, including damage to our reputation, loss of customers, significant expenses to address and resolve the issues, or litigation or other proceedings by affected individuals, business partners and/or regulators.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

STOCK-PRICE VOLATILITY
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under "Risks Related to our Industries and Business" and the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results,

•	announcements by us or our competitors of new products, capacity changes, significant contracts, acquisitions or strategic investments,

•	our growth rate and our competitors’ growth rates,

•	general economic conditions,

•	conditions in the financial markets,

•	changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock,

•	sales of our common stock by our executive officers, directors and significant stockholders,

•	sales or repurchases of substantial amounts of common stock,

•	changes in accounting principles, and

•	changes in tax laws and regulations.
In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in the forest products industry that often has been unrelated to the operating performance of particular companies.
Some companies that have had volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and divert management’s attention and resources.

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
Certain provisions in our mandatory convertible preference shares could make it more difficult or more expensive for a third party to acquire us. For example, if a fundamental change were to occur on or prior to July 1, 2016, holders of the mandatory convertible preference shares may have the right to convert their mandatory convertible preference shares, in whole or in part, at an increased conversion rate and be entitled to receive a fundamental change dividend make-whole amount equal to the present value of all remaining dividend payments on their mandatory convertible preference shares. These features of the mandatory convertible preference shares could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 29

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the following exchanges under the symbol WY:

•	New York Stock Exchange and

•	Chicago Stock Exchange
As of December 31, 2014, there were 8,248 holders of record of our common shares. Dividend-per-share data and the range of closing market prices for our common stock for each of the four quarters in 2014 and 2013 are included in Note 22: Selected Quarterly Financial Information (unaudited) in the Notes to Consolidated Financial Statements.
INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES TO BE ISSUED UPON EXERCISE)
Equity compensation plans approved by security holders(1)	14,818,428	$20.70	19,466,670
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	14,818,428	$20.70	19,466,670
(1)   Includes 1,227,170 restricted stock units and 890,094 performance share units. Because there is no exercise price associated with restricted stock units and performance share units, excluding these stock units the weighted average exercise price calculation would be $24.15.

INFORMATION ABOUT COMMON STOCK REPURCHASES DURING 2014

	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OF PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
Common Stock Repurchases During Third Quarter:
July	—	N/A	—	$700,000,000
August	1,473,721	$34.13	1,473,721	$649,708,324
September	2,377,709	$33.33	2,377,709	$570,463,481
Total repurchases during third quarter	3,851,430	$33.63	3,851,430	$570,463,481
Common Stock Repurchases During Fourth Quarter:
October	1,221,751	$32.55	1,221,751	$530,693,879
November	627,158	$34.02	627,158	$509,360,679
December	362,654	$35.36	362,654	$496,538,566
Total repurchases during fourth quarter	2,211,563	$33.43	2,211,563	$496,538,566
Total common stock repurchases during 2014	6,062,993	$33.56	6,062,993	$496,538,566
(1)   On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. The 2014 stock repurchase program replaced the prior 2011 stock repurchase program. During 2014, we repurchased $203 million under the 2014 stock repurchase program. All common stock purchases under the stock repurchase program were made in open-market transactions.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 30

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
Weyerhaeuser Company, S&P 500 and S&P Global Timber & Forestry Index
PERFORMANCE GRAPH ASSUMPTIONS

•	Assumes $100 invested on December 31, 2009 in Weyerhaeuser common stock, the S&P 500 Index and the S&P Global Timber & Forestry Index.

•	Total return assumes dividends received are reinvested at month end.

•	Measurement dates are the last trading day of the calendar year shown.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 31

SELECTED FINANCIAL DATA
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES

PER COMMON SHARE
	2014	2013	2012	2011	2010
Diluted earnings from continuing operations attributable to Weyerhaeuser common shareholders	$1.40	0.82	0.58	0.50	3.78
Diluted earnings from discontinued operations attributable to Weyerhaeuser common shareholders(1)	1.78	0.13	0.13	0.11	0.21
Diluted net earnings attributable to Weyerhaeuser common shareholders	$3.18	0.95	0.71	0.61	3.99
Dividends paid per common share	$1.02	0.81	0.62	0.60	26.61
Weyerhaeuser shareholders’ interest (end of year)	$10.11	11.64	7.50	7.95	8.60
FINANCIAL POSITION
	2014	2013	2012	2011	2010
Total assets	$13,457	14,577	12,592	12,634	13,464
Total long-term debt	$4,891	4,891	4,291	4,478	5,060
Weyerhaeuser shareholders’ interest	$5,304	6,795	4,070	4,263	4,612
Percent earned on average Weyerhaeuser shareholders’ interest	29.5%	9.9%	9.2%	7.5%	29.6%
OPERATING RESULTS
	2014	2013	2012	2011	2010
Net sales	$7,403	7,254	5,989	5,378	5,032
Earnings from continuing operations	$828	491	312	270	1,214
Discontinued operations, net of income taxes(1)	998	72	72	61	69
Net earnings	1,826	563	384	331	1,283
Net loss (earnings) attributable to noncontrolling interest	—	—	1	—	(2)
Net earnings attributable to Weyerhaeuser	1,826	563	385	331	1,281
Dividends on preference shares	(44)	(23)	—	—	—
Net earnings attributable to Weyerhaeuser common shareholders	$1,782	540	385	331	1,281
CASH FLOWS
	2014	2013	2012	2011	2010
Net cash from operations	$1,088	1,004	581	291	689
Cash from investing activities	361	(1,829)	(192)	122	164
Cash from financing activities	(704)	762	(444)	(927)	(1,255)
Net change in cash and cash equivalents	$745	(63)	(55)	(514)	(402)
STATISTICS (UNAUDITED)
	2014	2013	2012	2011	2010
Number of employees	12,800	13,700	13,200	12,800	14,250
Number of common shareholder accounts at year-end	8,248	8,859	9,227	9,724	10,050
Number of common shares outstanding at year-end (thousands)	524,474	583,548	542,393	536,425	535,976
Weighted average common shares outstanding – diluted (thousands)	560,899	571,239	542,310	539,879	321,096

(1)	See Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements.

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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 32

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

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS
The strength of the U.S. housing market strongly affects our Wood Products and Timberlands segments. As published by the U.S. Census Bureau, total U.S. housing starts for 2014 were slightly above 1,000,000 units, with single-family units accounting for 648,000 of the total. This represents a 5 percent increase in single-family starts from 2013, which was 618,000 units. Multi-family construction also increased in 2014 to 358,000 units compared with 305,000 in 2013. While a significant improvement, current housing demand remains well below 1,000,000 single-family starts, the lowest level during the 15-year period of 1992-2007.
Wood Products primarily sells into the new residential building and repair and remodel markets. Demand for wood products has continued to modestly improve in 2014 resulting in prices similar to those in 2013 for most lumber and plywood products. The significant exception was oriented strand board (OSB) where 2014 prices were 31 percent below 2013 as measured by Random Lengths North Central Price.
Demand for logs from our Timberlands segment is affected by the production of wood-based building products as well as export demand in our Western holdings. In the South, Southern pine log prices were slightly higher in 2014 due to the modest improvement in the housing market while Western log prices, helped by demand from China and Japan, increased more substantially in 2014.
Cellulose Fibers is primarily affected by global supply and demand factors and the relative strength of the U.S. dollar. The severe winter weather in the first half of 2014 caused an inventory decline which took most of the year to correct, consequently prices for cellulose fibers were higher in 2014 than 2013. The U.S. dollar gained strength in 2014 as the euro declined 12 percent relative to the U.S. dollar due to slowing growth in Eurozone economies.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 33

FINANCIAL PERFORMANCE SUMMARY
Net Sales by Segment
Contribution to Pretax Earnings by Segment

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 34

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices — this includes selling price plus freight minus normal sales deductions.

•	Net contribution to earnings refers to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.

CONSOLIDATED RESULTS
HOW WE DID IN 2014
Summary of Financial Results

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
				AMOUNT OF CHANGE
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$7,403	$7,254	$5,989	$149	$1,265
Operating income	$1,320	$634	$618	$686	$16
Earnings from discontinued operations, net of tax	$998	$72	$72	$926	$—
Net earnings attributable to Weyerhaeuser common shareholders	$1,782	$540	$385	$1,242	$155
Basic earnings per share attributable to Weyerhaeuser common shareholders	$3.20	$0.95	$0.71	$2.25	$0.24
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$3.18	$0.95	$0.71	$2.23	$0.24
COMPARING 2014 WITH 2013
Net Sales
Net sales increased $149 million — 2 percent — primarily due to:

•	Timberlands segment sales increased $154 million, primarily due to higher log prices and increased sales volumes in the West, including our acquired Longview Timber holdings.

•	Cellulose Fibers segment sales increased $34 million, primarily due to higher sales realizations for pulp.
These increases were partially offset by a $39 million decrease in our Wood Products segment sales, primarily due to lower sales realizations for OSB. This decrease in sales was partially offset by higher sales realizations and volumes for engineered wood products and lumber and increased sales from complementary building products.
Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $1,242 million primarily due to:

•	a $926 million increase in earnings from discontinued operations, primarily due to a $972 million net gain on the Real Estate Divestiture recognized in 2014;

•
a $333 million decrease in charges for restructuring, closure and asset impairments primarily related to a noncash impairment charge relating to a large master-planned community in north of Las Vegas, Nevada which was retained by Weyerhaeuser in the divestiture of Weyerhaeuser Real Estate Company (WRECO);

•	a $206 million increase in gross margin in our Timberlands and Cellulose Fibers segments, primarily due to higher sales realizations and owning Longview Timber for a full year;

•	a $166 million increase in other operating income, primarily due to a $151 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment; and

•	a $79 million decrease in our selling, general and administrative expenses.
These increases were partially offset by:

•
a $356 million change in income taxes from a benefit in 2013 to an expense in 2014 primarily related to a previously unrecognized tax benefit recorded in 2013 and higher earnings in our Taxable REIT Subsidiary (TRS) in 2014; and

•	a $140 million decrease in gross margin in our Wood Products segment, primarily due to lower sales realizations in OSB.
COMPARING 2013 WITH 2012
Net Sales
Net sales increased $1,265 million — 21 percent — primarily due to:

•	Wood Products segment sales increased $951 million, primarily due to higher sales realizations and higher sales volumes across all major product lines.

•	Timberlands segment sales increased $266 million, primarily due to higher export and domestic log prices, increased sales volumes and the purchase of Longview Timber.

•	Cellulose Fibers segment sales increased $48 million primarily due to increased sales volumes.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 35

Net Earnings Attributable to Weyerhaeuser Common Shareholders
Our net earnings attributable to Weyerhaeuser common shareholders increased $155 million — 40 percent — primarily due to:

•	a $509 million increase in gross margin in our Wood Products and Timberlands segments, primarily due to higher sales realizations and sales volumes; and

•	a $181 million change in income taxes from an expense in 2012 to a benefit in 2013 primarily related to a previously unrecognized tax benefit recorded in 2013.
These increases were partially offset by:

•
a $351 million increase in charges for restructuring, closure and asset impairments primarily related to a noncash impairment charge relating to a large master-planned community in north of Las Vegas, Nevada which was retained by Weyerhaeuser in the divestiture of WRECO;

•	a $143 million decrease in other operating income, primarily due to a $103 million pretax gain recognized in 2012 related to a previously announced postretirement plan amendment; and

•	a $31 million increase in our selling, general and administrative expenses in 2013.

TIMBERLANDS
HOW WE DID IN 2014
We report sales volume and annual production data for our Timberlands segment in Our Business/What We Do/Timberlands.
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the last three years:
Net Sales and Net Contribution to Earnings for Timberlands

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales to unaffiliated customers:
Logs:
West	$972	$828	$559	$144	$269
South	257	256	233	1	23
Canada	22	19	19	3	—
Total	1,251	1,103	811	148	292
Chip sales	12	9	18	3	(9)
Timberlands exchanges(1)	52	65	59	(13)	6
Higher and better-use land sales(1)	19	19	22	—	(3)
Minerals, oil and gas	32	32	31	—	1
Products from international operations(2)	96	90	106	6	(16)
Other products	35	25	30	10	(5)
Subtotal sales to unaffiliated customers	1,497	1,343	1,077	154	266
Intersegment sales:
United States	576	518	447	58	71
Other	291	281	236	10	45
Subtotal intersegment sales	867	799	683	68	116
Total	$2,364	$2,142	$1,760	$222	$382
Net contribution to earnings	$613	$470	$322	$143	$148
(1)   Significant disposition of higher and better use timberland and some non-strategic timberlands are made through subsidiaries.
(2)   Includes logs, plywood and hardwood lumber harvested or produced by our international operations, primarily in South America.

On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for cash and assumed debt. The sales and net contribution to earnings of our acquired entity from the acquisition date forward are included in the West results of our Timberlands segment. Longview Timber was and continues to be a supplier to our Wood Products segment and those sales are shown in intersegment sales. More information on this transaction can be found in Note 4: Longview Timber Purchase in the Notes to Consolidated Financial Statements.
COMPARING 2014 WITH 2013
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers increased $154 million — 11 percent — primarily due to a $144 million increase in Western log sales due to higher log prices from our legacy Western timberlands and a 17 percent increase in sales volumes including the increase related to the acquired Longview Timber holdings.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 36

Intersegment Sales
Intersegment sales increased $68 million — 9 percent — primarily due to:

•
a $58 million increase in the United States primarily due to higher sales volumes including the increase related to acquired Longview Timber holdings and higher log prices in our legacy Western and Southern timberlands; and

•	a $10 million increase due to increased log and chip sales volumes in Canada.
Net contribution to earnings
Net contribution to earnings increased $143 million — 30 percent — primarily due to:

•	an $87 million increase as a result of owning Longview Timber for a full year;

•	a $59 million increase due to higher log prices in our legacy Western timberlands and the South;

•	a $20 million increase due to higher sales volumes in our legacy Western timberlands; and

•	a $12 million decrease in selling, general and administrative expenses, excluding Longview Timber.
These increases were partially offset by a $40 million increase in operating costs in our legacy Western timberlands due to increased log purchases.
COMPARING 2013 WITH 2012
Net Sales — Unaffiliated Customers
Net sales to unaffiliated customers increased $266 million — 25 percent — primarily due to:

•
Western log sales increased $269 million due to higher export and domestic log prices and a 31 percent increase in sales volume as a result of increased export and domestic demand and the increase related to acquired Longview Timber holdings; and

•	Southern log sales increased $23 million due to higher log prices and a 6 percent increase in sales volume as the result of increased thinning activity.
These increases were partially offset by:

•	a $16 million decrease in sales from our International operations primarily due to a shift toward internal sales of manufactured products; and

•	a $9 million decrease in chip sales.
Intersegment Sales
Intersegment sales increased $116 million — 17 percent — primarily due to:

•	a $71 million increase in the United States, primarily due to higher log prices and increased sales volume including the increase related to acquired Longview Timber holdings; and

•	a $45 million increase due to higher log prices in Canada.
Net contribution to earnings
Net contribution to earnings increased $148 million — 46 percent — primarily due to:

•	a $104 million increase due to higher sales volumes and demand for export and domestic logs in our legacy Western timberlands. Harvest levels increased 5 percent in our legacy Western timberlands;

•	a $49 million increase due to higher log prices in our legacy Western timberlands and the South; and

•	a $36 million increase due to the purchase of Longview Timber.
These increases were partially offset by:

•	a $30 million increase in operating costs in our legacy Western timberlands primarily due to a higher mix of higher cost logs from internal and outside purchases and increased silviculture costs; and

•	$14 million increase in selling, general and administrative costs, excluding Longview Timber.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 37

WOOD PRODUCTS
HOW WE DID IN 2014
We report sales volume and annual production data for our Wood Products segment in Our Business/What We Do/Wood Products.
Net Sales and Net Contribution to Earnings for Wood Products

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales:
Structural lumber	$1,901	$1,873	$1,400	$28	$473
Engineered solid section	402	353	279	49	74
Engineered I-joists	277	247	190	30	57
Oriented strand board	610	809	612	(199)	197
Softwood plywood	143	144	115	(1)	29
Other products produced	176	171	167	5	4
Complementary building products	461	412	295	49	117
Net sales from continuing operations	$3,970	$4,009	$3,058	$(39)	$951
Net contribution to earnings	$327	$441	$120	$(114)	$321
COMPARING 2014 WITH 2013
Net Sales
Net sales decreased $39 million — 1 percent — primarily due to a 25 percent decrease in OSB average sales realizations.
This decrease was partially offset by:

•	an increase of 10 percent in shipment volumes and a 4 percent increase in average sales realizations in engineered solid section,

•	an increase of 12 percent of complementary building products,

•	an increase of 8 percent in average sales realizations and a 4 percent increase in shipment volumes in engineered I-joists and

•	an increase of 1 percent in average sales realizations and a 1 percent increase in shipment volumes in structural lumber.
Net Contribution to Earnings
Net contribution to earnings decreased $114 million — 26 percent — primarily due to:

•	a $204 million decrease in sales realizations in OSB and

•	a $47 million increase in log costs.
These decreases were partially offset by:

•	a $40 million decrease in lumber manufacturing costs primarily due to aggressive cost control;

•	a $35 million increase in sales realizations in engineered wood products and lumber;

•	a $31 million increase in margins in our distribution business;

•	a $15 million decrease in selling, general and administrative expenses;

•	a $10 million increase in shipment volumes primarily in engineered wood products and our distribution business; and

•	a $9 million impairment in 2013 related to the decision to permanently close an engineered wood products facility.
COMPARING 2013 WITH 2012
Net Sales
Net sales and revenues increased $951 million — 31 percent — primarily due to:

•	Structural lumber shipment volumes increased 10 percent and average sales realizations increased 22 percent.

•	OSB shipment volumes increased 11 percent and average sales realizations increased 20 percent.

•	Engineered solid section shipment volumes increased 18 percent and average sales realizations increased 7 percent.

•	Engineered I-joist shipment volumes increased 16 percent and average sales realizations increased 11 percent.

•	Softwood plywood shipment volumes increased 18 percent and average sales realizations increased 6 percent.

•	Complementary building products increased 40 percent.
Net Contribution to Earnings
Net contribution to earnings increased $321 million primarily due to:

•	a $454 million increase, primarily due to higher sales realizations across all major product lines;

•	a $58 million increase in sales volumes across all major products; and

•	a $14 million increase in other products improvements.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 38

These increases were partially offset by:

•	an $88 million increase in log cost due to continued strong lumber demand and increasing log prices;

•	a $51 million increase in freight expense due to higher shipment volumes;

•	a $38 million increase in manufacturing costs due to higher raw material, maintenance and labor costs; and

•	a $27 million increase in selling, general and administrative costs.

CELLULOSE FIBERS
HOW WE DID IN 2014
We report sales volume and annual production data for our Cellulose Fibers segment in Our Business/What We Do/Cellulose Fibers.
Here is a comparison of net sales and net contribution to earnings for the last three years:
Net Sales and Net Contribution to Earnings for Cellulose Fibers

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales:
Pulp	$1,559	$1,501	$1,433	$58	$68
Liquid packaging board	310	326	332	(16)	(6)
Other products	67	75	89	(8)	(14)
Total	$1,936	$1,902	$1,854	$34	$48
Net contribution to earnings	$291	$200	$223	$91	$(23)
COMPARING 2014 WITH 2013
Net Sales
Net sales increased $34 million — 2 percent — primarily due to increased sales realizations for pulp of $50 per ton — 6 percent and liquid packing board of $61 per ton — 6 percent.
This was partially offset by decreased sales volumes for pulp of 2 percent and liquid packaging board of 10 percent.
Net Contribution to Earnings
Net contribution to earnings increased $91 million — 46 percent — primarily due to:

•	a $108 million increase in pulp and liquid packaging board sales realizations and

•	a $14 million decrease in Canadian operating costs due to the strengthening U.S. dollar.
These increases were partially offset by:

•	a $13 million increase in energy cost primarily due to reduced electricity sales and higher fuel prices and

•	a $13 million increase in maintenance costs due to a scheduled machine rebuild in our liquid packaging board facility and pulp planned maintenance outages.
COMPARING 2013 WITH 2012
Net Sales
Net sales increased $48 million — 3 percent — primarily due to:

•	Increased sales volumes of 6 percent for pulp, resulting from increased demand, which was partially offset by decreased pulp sales realizations of $9 per ton — 1 percent.

•	Liquid packaging board sales realizations decreased $82 per ton — 7 percent — resulting primarily from mix of products.
Net Contribution to Earnings
Net contribution to earnings decreased $23 million — 10 percent — primarily due to:

•	a $25 million decrease in liquid packaging sales realizations and

•	a $17 million decrease in pulp sales realizations.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 39

Net Contribution to Earnings for Unallocated Items

DOLLAR AMOUNTS IN MILLIONS
				AMOUNT OF CHANGE
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Unallocated corporate function expenses	$(24)	$(38)	$(44)	$14	$6
Unallocated share-based compensation	(9)	(8)	(16)	(1)	8
Unallocated pension and postretirement credits (costs)	196	(40)	(29)	236	(11)
Foreign exchange gains (losses)	(27)	(7)	7	(20)	(14)
Elimination of intersegment profit in inventory and LIFO	(10)	15	(16)	(25)	31
Other	(38)	(392)	60	354	(452)
Operating income (loss)	88	(470)	(38)	558	(432)
Interest income and other	38	48	39	(10)	9
Net contribution to earnings	$126	$(422)	$1	$548	$(423)
Unallocated Items in 2014 include:

•
$151 million pretax gain related to a previously announced postretirement plan amendment which is recorded in "Unallocated pension and postretirement credits (costs)" above. See Note 9: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for more information.

•	$39 million in charges related to our selling, general and administrative cost reduction initiative which is recorded in "Other" above.

•
$22 million pretax gain on the sale of a landfill in Washington State, which is recorded in "Other" above and "Other operating income, net" in our Consolidated Statement of Operations. See Note 19: Other Operating Income, Net in the Notes to Consolidated Financial Statements for more information.

Unallocated Items in 2013 include:

•
$356 million impairment of Coyote Springs, which is recorded in "Other" above and "Charges for restructuring, closures and impairments" in our Consolidated Statement of Operations. See Note 18: Charges for Restructuring, Closures and Asset Impairments in the Notes to Consolidated Financial Statements for more information.

•
$10 million pretax gain on the sale of part of our investment in Liaison Technologies Inc., which is recorded in "Interest income and other" above and in our Consolidated Statement of Operations. See Note 8: Equity Affiliates in the Notes to Consolidated Financial Statements for more information.

Other Unallocated Items in 2012 included a gain of $103 million related to a postretirement plan amendment which is recorded in "Unallocated pension and postretirement credits (costs)" above. See Note 9: Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for more information.

INTEREST EXPENSE
Our net interest expense incurred for the last three years was:

•	$344 million in 2014,

•	$369 million in 2013 and

•	$344 million in 2012.
Increases (reductions) in our amount of outstanding debt were:

•	$0 million in 2014,

•	$600 million in 2013 and

•	$(187) million in 2012.
In connection with repayments, included in our net interest expense, we recognized $25 million in pretax losses on early extinguishment of debt in 2013.
Interest expense in 2013 includes $11 million in fees related to a bridge loan we did not draw from in the acquisition of Longview Timber that was expensed. Excluding this item and loss on early extinguishment of debt, interest expense is higher due to debt issued in 2013.

INCOME TAXES
Our provision (benefit) for income taxes for our continuing operations over the last three years was:

•	$185 million in 2014,

•	$(171) million in 2013 and

•	$10 million in 2012.
During 2013, we recorded the following tax benefits or charges:

•	a $193 million tax benefit related to unrecognized tax benefits and

•	a $21 million tax charge related to the repatriation of Canadian earnings.
During 2012, we recorded the following tax benefits or charges:

•	a $36 million tax charge related to a previously announced postretirement plan amendment and

•	a $12 million tax benefit related to income tax settlements.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 40

As a REIT, we generally are not subject to corporate level tax on income of the REIT that is distributed to shareholders. We will, however, be subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We also will continue to be required to pay federal corporate income taxes on earnings of our TRS, which includes our manufacturing businesses and the portion of our timberlands segment income included in the TRS.
The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

AMOUNTS PER SHARE
	2014	2013	2012
Preference - capital gain distribution	$3.19	$1.66	$—
Common - capital gain distribution	$1.02	$0.81	$0.62

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining a sound, conservative capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to major financial markets.

CASH FROM OPERATIONS
Cash from operations includes:

•	cash received from customers;

•	cash paid to employees and suppliers;

•	cash paid for interest on our debt; and

•	cash paid or received for taxes.
Consolidated net cash provided by our operations was:

•	$1,088 million in 2014,

•	$1,004 million in 2013 and

•	$581 million in 2012.
COMPARING 2014 WITH 2013
Net cash provided by operations increased $84 million in 2014 as compared with 2013, primarily due to:

•	Cash received from customers increased $180 million as sales increased in our Timberlands and Cellulose Fibers segments.

•	Net cash inflows related to income taxes increased $70 million. We received income tax refunds of $52 million in 2014 and paid $18 million in 2013.

•	Cash paid for interest decreased $43 million, primarily due to interest received related to tax refunds in 2014 and refinancing of debt in 2013.
These inflows were partially offset by a $189 million increase in cash paid to employees and suppliers primarily due to increased production and the acquisition of Longview Timber.
COMPARING 2013 WITH 2012
Net cash provided by operations increased $423 million in 2013 as compared with 2012, primarily due to a $1,228 million increase in cash received from customers. This inflow was partially offset by:

•
cash paid to employees and suppliers increased $715 million as sales and production increased in our Wood Products and Timberlands segments. Receivables, primarily in our Wood Products segment, increased significantly in 2013 compared to 2012 as sales increased; and

•	net cash outflows related to discontinued operations increased $75 million.
Pension Contributions and Benefit Payments Made and Expected
During 2014, we:

•	contributed $43 million for our Canadian registered plan in accordance with minimum funding rules and respective provincial regulations;

•	contributed to or made benefit payments for our Canadian nonregistered pension plans of $3 million;

•	made benefit payments of $24 million for our U.S. nonqualified pension plans; and

•	made benefit payments of $31 million for our U.S. and Canadian other postretirement plans.
There was no minimum required contribution for our U.S. qualified plan for 2014, nor were any contributions made to this plan in 2014.
During 2015, based on estimated year-end assets and projections of plan liabilities, we expect to:

•	be required to contribute approximately $38 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $26 million for our U.S. and Canadian other postretirement plans.
We do not anticipate a contribution being required to our U.S. qualified pension plan for 2015.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 41

INVESTING IN OUR BUSINESS
Cash from investing activities includes:

•	acquisitions of property, equipment, timberlands and reforestation;

•	investments in or distribution from equity affiliates;

•	proceeds from sale of assets and operations; and

•	purchases and redemptions of short-term investments.
Consolidated net cash provided by (used in) investing activities was:

•	$361 million in 2014,

•	$(1,829) million in 2013 and

•	$(192) million in 2012.
COMPARING 2014 WITH 2013
Net cash from investing activities changed $2,190 million to an inflow in 2014 as compared with an outflow in 2013, primarily due to:

•	the acquisition of Longview Timber in 2013;

•	net proceeds from the Real Estate Divestiture, net of cash divested in 2014; and

•	higher capital spending in 2014.
COMPARING 2013 WITH 2012
Net cash used in investing activities increased $1,637 million in 2014 as compared with 2013, primarily due to the acquisition of Longview Timber in 2013.
LONGVIEW TIMBER PURCHASE
On July 23, 2013, we purchased 100 percent of the equity interests in Longview Timber LLC (Longview Timber) for $1.58 billion cash and assumed debt of $1.07 billion, for an aggregate purchase price of $2.65 billion. More information can be found in Note 4: Longview Timber Purchase in the Notes to Consolidated Financial Statements and the "Cash from financing activities" section below.
REAL ESTATE DIVESTITURE
At the close of the Real Estate Divestiture in July 2014, WRECO used $744 million of the debt proceeds to repay intercompany debt and interest to Weyerhaeuser Company. The newly issued debt, remaining proceeds and other WRECO assets and liabilities, including $5 million cash on hand, were acquired by TRI Pointe Homes, Inc. (TRI Pointe) when WRECO became a wholly-owned subsidiary of TRI Pointe at the closing of the transaction. Additionally, $32 million related to the adjustment amount payable pursuant to the terms of the transaction agreement was paid to TRI Pointe. Our net cash proceeds in connection with the Real Estate Divestiture totaled $707 million. More information can be found in Note 3: Discontinued Operations and the "Cash from Financing Activities" section below.
Three-Year Summary of Capital Spending by Business Segment

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Timberlands	$74	$73	$60
Wood Products	190	113	56
Cellulose Fibers	123	92	160
Unallocated Items	4	5	5
Discontinued operations	4	10	4
Total	$395	$293	$285
We anticipate that our net capital expenditures for 2015 — excluding acquisitions — will be approximately $480 million to $500 million. However, that amount could change due to:

•	future economic conditions,

•	environmental regulations,

•	weather and

•	timing of equipment purchases.
NOTE RECEIVABLE
In 2014, we received $25 million in full payment of a note receivable and interest of $7 million made in connection with the divestiture of our hardwoods operations in 2011, which is recorded in "Other" in the "Cash flows from investing activities" in our Consolidated Statement of Cash Flows.
VARIABLE INTEREST ENTITIES
In 2013, we repaid a $162 million note and received $184 million related to one of our timber monetization special-purpose entities (SPEs) undertaken in 2003. Net proceeds were $22 million. More information about these entities, which were formed in connection with the sale of nonstrategic timberlands in 2003, can be found in Note 10: Variable Interest Entities in the Notes to Consolidated Financial Statements and our annual report on Form 10-K for 2003.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 42

EQUITY AFFILIATES
In 2013, we sold part of our investment in Liaison Technologies Inc. and received $10 million in cash, which is recorded in "Other" in the "Cash flows from investing activities" in our Consolidated Statement of Cash Flows. See Note 8: Equity Affiliates in the Notes to Consolidated Financial Statements for more information.
PROCEEDS FROM THE SALE OF NONSTRATEGIC ASSETS
Proceeds received from the sale of various nonstrategic assets over the last three years were:

•	$28 million in 2014,

•	$20 million in 2013 and

•	$80 million in 2012.

FINANCING
Cash from financing activities includes:

•	issuances and payments of long-term debt,

•	borrowings and payments under revolving lines of credit,

•	changes in book overdrafts,

•	proceeds from stock offerings and option exercises and

•	payments of cash dividends and repurchasing stock.
Consolidated net cash provided by (used in) financing activities was:

•	$(704) million in 2014,

•	$762 million in 2013 and

•	$(444) million in 2012.
COMPARING 2014 WITH 2013
Net cash provided by financing activities changed $1,466 million to an outflow in 2014 as compared with an inflow in 2013, primarily due to the issuance of common and preference shares and debt in 2013. This was partially offset by a decrease in payments on debt and share repurchases in 2014. We had no payments on debt in 2014 and $1,567 million in 2013. We repurchased $203 million of shares in 2014 and none in 2013.
COMPARING 2013 WITH 2012
Net cash provided by financing activities changed $1,206 million to an inflow in 2013 as compared with an outflow in 2012, primarily due to the issuance of common and preference shares and debt in 2013. This was partially offset by an increase in payments on debt.
LONGVIEW TIMBER PURCHASE
In order to finance our purchase of Longview Timber, see Note 4: Longview Timber Purchase in the Notes to Consolidated Financial Statements for more information, we issued the following:

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
We paid $11 million in fees related to a bridge loan in 2013, which is recorded in "Other" in the "Cash flows from financing activities" in our Consolidated Statement of Cash Flows. As of the close of the Longview Timber purchase, we did not draw from the loan and these fees were expensed in 2013.
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
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber and related fees, expenses and premiums using the proceeds from the notes issued and the borrowings from our term loan credit facility borrowed in 2013. A pretax charge of $25 million was included in our net interest expense in 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. See Note 4: Longview Timber Purchase in the Notes to Consolidated Financial Statements for more information.
DEBT
Our consolidated long-term debt was:

•	$4.9 billion as of December 31, 2014;

•	$4.9 billion as of December 31, 2013; and

•	$4.3 billion as of December 31, 2012.
Long-term debt proceeds were $1,050 million in 2013.
During 2014, our wholly-owned subsidiary, WRECO, issued $450 million of unsecured and unsubordinated senior debt obligations bearing an interest rate of 4.375 percent due June 15, 2019 and $450 million of unsecured and unsubordinated senior debt obligations bearing an interest

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 43

rate of 5.875 percent due June 15, 2024. The net proceeds were deposited into an escrow account. Upon closure of the transaction, the newly issued debt and remaining proceeds were acquired by TRI Pointe, along with other WRECO assets and liabilities.
There were no long-term debt proceeds in 2012.
Long-term debt we retired according to its scheduled maturity was:

•	$409 million in 2013 and

•	$187 million in 2012.
There were no long-term debt retirements in 2014.
We retired $1,158 million of long-term debt in 2013 prior to its scheduled maturity. The loss recognized on early extinguishment of debt and included in our net interest expense was $25 million.
There are no debt maturities in the next twelve months.
See Note 3: Discontinued Operations and Note 13: Long-Term Debt in the Notes to Consolidated Financial Statements for more information.
REVOLVING CREDIT FACILITIES
During September 2013, Weyerhaeuser Company and WRECO entered into a new $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. This replaced a $1 billion revolving credit facility that was set to expire June 2015. As of June 16, 2014, WRECO terminated its participation as a borrower in the facility.
There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in 2014, 2013 or 2012.
Debt covenants:
As of December 31, 2014, Weyerhaeuser Company:

•	had no borrowings outstanding under our credit facility and

•	were in compliance with the credit facility covenants.
Weyerhaeuser Company Covenants:
Key covenants related to Weyerhaeuser Company include the requirement to maintain:

•	a minimum defined net worth of $3.0 billion;

•	a defined debt-to-total-capital ratio of 65 percent or less; and

•	ownership of, or long-term leases on, no less than four million acres of timberlands.
Weyerhaeuser Company’s defined net worth is comprised of:

•	total Weyerhaeuser shareholders’ interest,

•	excluding accumulated comprehensive income (loss) related to pension and postretirement benefits,

•	minus Weyerhaeuser Company’s investment in our unrestricted subsidiaries.
Total Weyerhaeuser Company capitalization is comprised of:

•	total Weyerhaeuser Company debt

•	plus total defined net worth.
As of December 31, 2014, Weyerhaeuser Company had:

•	a defined net worth of $7.0 billion and

•	a defined debt-to-total-capital ratio of 41.3 percent.
There are no other significant financial debt covenants related to our third party debt. See Note 12: Lines of Credit in the Notes to Consolidated Financial Statements for more information.
CREDIT RATINGS
On January 21, 2015, Standard & Poor's upgraded our long-term issuer credit ratings from BBB- to BBB and short-term issuer credit ratings from A-3 to A-2.
On June 12, 2014, Moody's Investors Service changed their outlook on our senior unsecured notes to positive. On April 22, 2013, Moody's Investors Service upgraded our senior unsecured note rating to Baa3 from Ba1 and changed their outlook to stable.
OPTION EXERCISES
Our cash proceeds from the exercise of stock options were:

•	$119 million in 2014,

•	$162 million in 2013 and

•	$112 million in 2012.
Our average stock price was $31.89, $29.69 and $23.14 in 2014, 2013 and 2012, respectively.
PAYING DIVIDENDS AND REPURCHASING STOCK
We paid cash dividends on commons shares of:

•	$563 million in 2014,

•	$458 million in 2013 and

•	$334 million in 2012.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 44

Changes in the amount of dividends we paid were primarily due to:

•	an increase in our quarterly dividend from 15 cents per share to 17 cents per share in November 2012;

•	an increase in our quarterly dividend from 17 cents per share to 20 cents per share in April 2013;

•	an increase in our quarterly dividend from 20 cents per share to 22 cents per share in August 2013; and

•	an increase in our quarterly dividend from 22 cents per share to 29 cents per share in August 2014.
We paid cash dividends on preference shares of $44 million in 2014.
Our dividends declared on preference shares were:

•	85.88 cents per share in August 2013 and

•	79.69 cents per share in October 2013 and February, April, August and October 2014.
On February 13, 2015, our Board of Directors declared a dividend of 29 cents per share, payable on March 13, 2015, to shareholders of record at the close of business February 27, 2015. Additionally, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on April 1, 2015, to shareholders of record at the close of business March 15, 2015.
On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. The 2014 stock repurchase program replaced the prior 2011 stock repurchase program. During 2014, we repurchased 6,062,993 shares of common stock for $203 million under the 2014 stock repurchase program. All common stock purchases under the stock repurchase program were made in open-market transactions. As of December 31, 2014, we had remaining authorization of $497 million for future share repurchases.
OUR CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
More details about our contractual obligations and commercial commitments are in Note 9: Pension and Other Postretirement Benefit Plans, Note 13: Long-Term Debt, Note 15: Legal Proceedings, Commitments and Contingencies and Note 20: Income Taxes in the Notes to Consolidated Financial Statements.
Significant Contractual Obligations as of December 31, 2014

DOLLAR AMOUNTS IN MILLIONS
			PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations	$4,896	$—	$281	$562	$4,053
Interest(1)	3,698	320	640	595	2,143
Operating lease obligations	204	28	41	28	107
Purchase obligations(2)	72	35	22	8	7
Harvest commitments(3)	13	12	—	—	1
Employee-related obligations(4)	535	158	57	45	123
Liabilities related to unrecognized tax benefits(5)	14	—	—	—	—
Total	$9,432	$553	$1,041	$1,238	$6,434
(1)   Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2014 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2014 will remain in effect until maturity.
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
(3)   Harvest commitments are purchased at market value and can be resold at market value in the future.
(4)   The timing of certain of these payments will be triggered by retirements or other events. These payments can include workers' compensation, deferred compensation and banked vacation, among other obligations. When the timing of payment is uncertain, the amounts are included in the total column only. Minimum pension funding is required by established funding standards and estimates are not made beyond 2016. Estimated payments of contractually obligated postretirement benefits are not included due to the uncertainty of payment timing.
(5)   We have recognized total liabilities related to unrecognized tax benefits of $14 million as of December 31, 2014, including interest of $3 million. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 45

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
PENSION AND POSTRETIREMENT BENEFIT PLANS
We sponsor several pension and postretirement benefit plans for our employees. Key assumptions we use in accounting for the plans include our:

•	expected long-term rate of return on plan assets,

•	discount rates,

•	anticipated trends in health care costs,

•	assumed increases in salaries and

•	mortality rates.
At the end of every year, we review our assumptions with external advisers and make adjustments as appropriate. Actual experience that differs from our assumptions or any changes in our assumptions could have a significant effect on our financial position, results of operations and cash flows.
Other factors that affect our accounting for the plans include:

•	actual pension fund performance,

•	level of lump sum distributions,

•	plan changes and amendments,

•	changes in plan participation or coverage and

•	portfolio changes and restructuring.
This section provides more information about our:

•	expected long-term rate of return and

•	discount rates.
Expected Long-Term Rate of Return on Plan Assets
Plan assets are assets of the pension plan trusts that fund the benefits provided under the pension plans. The expected long-term rate of return is our estimate of the long-term rate of return that our plan assets will earn. Our expected long-term rate of return is important in determining the net income or expense we recognize for our plans.
Over the 30 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.6 percent net compound annual return rate.
After considering available information at the end of 2014, we continue to assume an expected long-term rate of return of 9.0 percent. Factors we considered include:

•	the net compounded annual return of 10.6 percent achieved by our U.S. pension trust investment strategy the past 5 years and

•	current and expected valuation levels in the global equity and credit markets.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 46

Discount Rates
Our discount rates as of December 31, 2014, are:

•	4.1 percent for our U.S. pension plans — compared with 4.9 percent at December 31, 2013;

•	3.6 percent for our U.S. postretirement plans — compared with 4.0 percent at December 31, 2013;

•	3.9 percent for our Canadian pension plans — compared with 4.7 percent at December 31, 2013; and

•	3.8 percent for our Canadian postretirement plans — compared with 4.6 percent at December 31, 2013.
We review our discount rates annually and revise them as needed. The discount rates are selected at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits.
Pension and postretirement benefit expenses for 2015 will be based on the 4.1 percent and 3.6 percent assumed discount rates for U.S. plans and 3.9 percent and 3.8 percent assumed discount rates for the Canadian plans.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 47

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
SUMMARY OF LONG-TERM DEBT OBLIGATIONS AS OF DECEMBER 31, 2014

DOLLAR AMOUNTS IN MILLIONS
	2015	2016	2017	2018	2019	THEREAFTER	TOTAL	FAIR VALUE
Fixed-rate debt	$—	$—	$281	$62	$500	$3,503	$4,346	$5,382
Average interest rate	—%	—%	6.95%	7.00%	7.38%	7.09%	7.12%	N/A
Variable-rate debt	$—	$—	$—	$—	$—	$550	$550	$540
Average interest rate	—%	—%	—%	—%	—%	1.98%	1.98%	N/A

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 48

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited the accompanying consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyerhaeuser Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
February 13, 2015

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 49

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2014

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2014	2013	2012
Net sales	$7,403	$7,254	$5,989
Costs of products sold	5,763	5,716	4,993
Gross margin	1,640	1,538	996
Selling expenses	112	125	116
General and administrative expenses	338	404	382
Research and development expenses	27	33	32
Charges for restructuring, closures and impairments (Note 18)	44	377	26
Other operating income, net (Note 19)	(201)	(35)	(178)
Operating income	1,320	634	618
Interest income and other	37	55	48
Interest expense, net of capitalized interest	(344)	(369)	(344)
Earnings from continuing operations before income taxes	1,013	320	322
Income taxes (Note 20)	(185)	171	(10)
Earnings from continuing operations	828	491	312
Earnings from discontinued operations, net of income taxes (Note 3)	998	72	72
Net earnings	1,826	563	384
Net loss attributable to noncontrolling interests	—	—	1
Net earnings attributable to Weyerhaeuser	1,826	563	385
Dividends on preference shares	(44)	(23)	—
Net earnings attributable to Weyerhaeuser common shareholders	$1,782	$540	$385
Basic earnings per share attributable to Weyerhaeuser common shareholders (Note 5):
Continuing operations	$1.41	$0.82	$0.58
Discontinued operations	1.79	0.13	0.13
Net earnings per share	$3.20	$0.95	$0.71
Diluted earnings per share attributable to Weyerhaeuser common shareholders (Note 5):
Continuing operations	$1.40	$0.82	$0.58
Discontinued operations	1.78	0.13	0.13
Net earnings per share	$3.18	$0.95	$0.71
Dividends paid per common share	$1.02	$0.81	$0.62
Weighted average shares outstanding (in thousands) (Note 5):
Basic	556,705	566,329	539,140
Diluted	560,899	571,239	542,310
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 50

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2014

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Comprehensive income:
Consolidated net earnings	$1,826	$563	$384
Other comprehensive income (loss):
Foreign currency translation adjustments	(50)	(59)	2
Changes in unamortized net pension and other postretirement benefit gain (loss), net of tax expense (benefit) of ($323) in 2014, $480 in 2013 and ($191) in 2012	(554)	902	(258)
Changes in unamortized prior service credit (cost), net of tax expense (benefit) of ($64) in 2014, $23 in 2013 and ($51) in 2012	(103)	27	(123)
Unrealized gains on available-for-sale securities	—	2	—
Total comprehensive income	1,119	1,435	5
Comprehensive loss attributable to noncontrolling interests	—	—	1
Total comprehensive income attributable to Weyerhaeuser shareholders	$1,119	$1,435	$6
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 51

CONSOLIDATED BALANCE SHEET

ASSETS
DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Current assets:
Cash and cash equivalents	$1,580	$830
Receivables, less discounts and allowances of $3 and $4	525	518
Receivables for taxes	25	101
Inventories (Note 6)	595	542
Prepaid expenses	80	117
Deferred tax assets (Note 20)	228	130
Current assets of discontinued operations (Note 3)	—	88
Total current assets	3,033	2,326
Property and equipment, less accumulated depreciation of $6,324 and $6,327 (Note 7)	2,623	2,689
Construction in progress	131	112
Timber and timberlands at cost, less depletion charged to disposals	6,530	6,580
Investments in and advances to equity affiliates (Note 8)	188	190
Goodwill	40	42
Deferred tax assets (Note 20)	8	5
Other assets	289	324
Restricted financial investments held by variable interest entities (Note 10)	615	615
Noncurrent assets of discontinued operations (Note 3)	—	1,694
Total assets	$13,457	$14,577
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$—	$2
Accounts payable	331	343
Accrued liabilities (Note 11)	587	629
Current liabilities of discontinued operations (Note 3)	—	154
Total current liabilities	918	1,128
Long-term debt (Notes 13 and 14)	4,891	4,891
Long-term debt (nonrecourse to the company) held by variable interest entities (Note 10)	511	511
Deferred income taxes (Note 20)	206	285
Deferred pension and other postretirement benefits (Note 9)	1,319	516
Other liabilities	308	382
Noncurrent liabilities of discontinued operations (Note 3)	—	32
Commitments and contingencies (Note 15)
Total liabilities	8,153	7,745
Equity:
Weyerhaeuser shareholders’ interest (Notes 16 and 17):
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,800,000 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 524,474,315 and 583,548,428 shares (Notes 3)	656	729
Other capital (Notes 3)	4,519	6,444
Retained earnings	1,508	294
Cumulative other comprehensive loss	(1,393)	(686)
Total Weyerhaeuser shareholders’ interest	5,304	6,795
Noncontrolling interests	—	3
Noncontrolling interests in discontinued operations (Note 3)	—	34
Total equity	5,304	6,832
Total liabilities and equity	$13,457	$14,577
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 52

CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2014

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Cash flows from operations:
Net earnings	$1,826	$563	$384
Noncash charges (credits) to income:
Depreciation, depletion and amortization	500	472	456
Deferred income taxes, net (Note 20)	205	(29)	109
Pension and other postretirement benefits (Note 9)	(152)	101	(19)
Share-based compensation expense (Note 17)	40	42	37
Charges for impairment of assets (Note 18)	2	372	24
Net gains on dispositions of assets and operations(1) (Note 3)	(1,050)	(58)	(69)
Foreign exchange transaction (gains) losses (Note 19)	27	7	(6)
Change in, net of acquisition:
Receivables less allowances	29	(27)	(33)
Receivable for taxes	76	(6)	(73)
Inventories	(66)	(13)	(54)
Real estate and land	(133)	(166)	(75)
Prepaid expenses	17	(26)	(16)
Accounts payable and accrued liabilities	(98)	(51)	18
Deposits on land positions and other assets	15	(18)	4
Pension and postretirement contributions / benefit payments	(101)	(137)	(145)
Other	(49)	(22)	39
Net cash from operations	1,088	1,004	581
Cash flows from investing activities:
Property and equipment	(354)	(261)	(256)
Timberlands reforestation	(41)	(32)	(29)
Acquisition of Longview Timber LLC, net of cash acquired (Note 4)	—	(1,581)	—
Net proceeds from Real Estate Divestiture, net of cash divested (Note 3)	707	—	—
Proceeds from sale of assets and operations	28	20	80
Net proceeds of investments held by special purpose entities (Note 10)	—	22	13
Other	21	3	—
Cash from investing activities	361	(1,829)	(192)
Cash flows from financing activities:
Net proceeds from issuance of common shares (Note 4)	—	897	—
Net proceeds from issuance of preference shares (Note 4)	—	669	—
Net proceeds from issuance of debt (Note 13)	—	1,044	—
Net proceeds from issuance of Weyerhaeuser Real Estate Company (WRECO) debt (Note 3)	887	—	—
Deposit of WRECO debt proceeds into escrow (Note 3)	(887)	—	—
Cash dividends on common shares	(563)	(458)	(334)
Cash dividends on preference shares	(44)	(23)	—
Change in book overdrafts	(17)	7	(32)
Payments on debt (Note 13)	—	(1,567)	(187)
Exercises of stock options	119	162	112
Repurchase of common stock (Note 16)	(203)	—	—
Other	4	31	(3)
Cash from financing activities	(704)	762	(444)
Net change in cash and cash equivalents	745	(63)	(55)
Cash and cash equivalents at beginning of year	835	898	953
Cash and cash equivalents at end of year	$1,580	$835	$898
Cash paid (received) during the year for:
Interest, net of amounts capitalized of $13 in 2014, $21 in 2013 and $18 in 2012	$319	$366	$351
Income taxes	$(37)	$8	$(13)
Noncash investing and financing activity:
Acquisition of Longview Timber LLC, debt assumed (Note 4)	$—	$1,070	$—
Common shares tendered in WRECO divestiture (Note 3)	$1,954	$—	$—
(1) Includes gain on timberland exchanges.
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 53

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2014

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Mandatory convertible preference shares, series A:
Balance at beginning of year	$14	$—	$—
New issuance	—	14	—
Conversion to common shares	—	—	—
Balance at end of year	$14	$14	$—
Common shares:
Balance at beginning of year	$729	$678	$671
New issuance	—	42	—
Shares tendered (Note 3)	(73)	—	—
Issued for exercise of stock options	7	9	7
Share repurchases	(7)	—	—
Balance at end of year	$656	$729	$678
Other capital:
Balance at beginning of year	$6,444	$4,731	$4,595
New issuance	—	1,509	—
Shares tendered (Note 3)	(1,881)	—	—
Exercise of stock options	112	152	105
Repurchase of common shares	(196)	—	—
Share-based compensation	35	42	34
Other transactions, net	5	10	(3)
Balance at end of year	$4,519	$6,444	$4,731
Retained earnings:
Balance at beginning of year	$294	$219	$176
Net earnings attributable to Weyerhaeuser	1,826	563	385
Dividends on common shares (Note 16)	(568)	(465)	(342)
Cash dividends on preference shares (Note 16)	(44)	(23)	—
Balance at end of year	$1,508	$294	$219
Cumulative other comprehensive loss:
Balance at beginning of year	$(686)	$(1,558)	$(1,179)
Annual changes – net of tax:
Foreign currency translation adjustments	(50)	(59)	2
Changes in unamortized net pension and other postretirement benefit loss (Note 9)	(554)	902	(258)
Changes in unamortized prior service credit (cost) (Note 9)	(103)	27	(123)
Unrealized gains on available-for-sale securities	—	2	—
Balance at end of year	$(1,393)	$(686)	$(1,558)
Total Weyerhaeuser shareholders’ interest:
Balance at end of year	$5,304	$6,795	$4,070
Noncontrolling interests:
Balance at beginning of year	$37	$43	$4
Net loss attributable to noncontrolling interests	—	—	(1)
New consolidations, de-consolidations and other transactions	(37)	(6)	40
Balance at end of year	$—	$37	$43
Total equity:
Balance at end of year	$5,304	$6,832	$4,113
See accompanying Notes to Consolidated Financial Statements.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 54

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2014

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies describe:

•	our election to be taxed as a real estate investment trust,

•	how we report our results,

•	changes in how we report our results and

•	how we account for various items.
OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST (REIT)
Starting with our 2010 fiscal year, we elected to be taxed as a REIT. We expect to derive most of our REIT income from investments in timberlands, including the sale of standing timber through pay-as-cut sales contracts. REIT income can be distributed to shareholders without first paying corporate level tax, substantially eliminating the double taxation on income. A significant portion of our timberland segment earnings receives this favorable tax treatment. We are, however, subject to corporate taxes on built-in-gains (the excess of fair market value over tax basis at January 1, 2010) on sales of real property (other than standing timber) held by the REIT during the first 10 years following the REIT conversion. We continue to be required to pay federal corporate income taxes on earnings of our Taxable REIT Subsidiary (TRS), which includes our manufacturing businesses and the portion of our Timberlands segment income included in the TRS.
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
OUR BUSINESS SEGMENTS
We are principally engaged in:

•	growing and harvesting timber; and

•	manufacturing, distributing and selling products made from trees.
Our business segments are organized based primarily on products and services.
Our Business Segments and Products

SEGMENT	PRODUCTS AND SERVICES
Timberlands	Logs, timber, minerals, oil and gas and international wood products
Wood Products	Softwood lumber, engineered wood products, structural panels and building materials distribution
Cellulose Fibers	Pulp, liquid packaging board and an equity interest in a newsprint joint venture
We also transfer raw materials, semifinished materials and end products among our business segments. Because of this intracompany activity, accounting for our business segments involves:

•	pricing products transferred between our business segments at current market values and

•	allocating joint conversion and common facility costs according to usage by our business segment product lines.

Gains or charges not related to or allocated to an individual operating segment are held in Unallocated Items. This includes a portion of items such as: share-based compensation; pension and postretirement costs; foreign exchange transaction gains and losses associated with financing; and the elimination of intersegment profit in inventory and the LIFO reserve.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 56

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
RECLASSIFICATIONS
We have reclassified certain balances and results from the prior years to be consistent with our 2014 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or Weyerhaeuser shareholders’ interest. Our reclassifications present the results of operations discontinued in 2014 separately on our Consolidated Statement of Operations, Consolidated Balance Sheet and in the related footnotes. Note 3: Discontinued Operations provides more information about our discontinued operations.
NEW ACCOUNTING PRONOUNCEMENTS
In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-05, which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Our prospective adoption of this guidance in first quarter 2014 did not have a material effect on our results of operations, financial position or cash flows.
In July 2013, FASB issued ASU 2013-11, which provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. Our prospective adoption of this guidance in first quarter 2014 did not have a material effect on our results of operations, financial position or cash flows.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 57

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
Forest management in Canada. We managed timberlands under long-term licenses in various Canadian provinces that are:

•	granted by the provincial governments;

•	granted for initial periods of 15 to 25 years; and

•	renewable provided we meet reforestation, operating and management guidelines.
Calculation of the fees we pay on the timber we harvest:

•	varies from province to province,

•	is tied to product market pricing and

•	depends upon the allocation of land management responsibilities in the license.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 58

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
In 2014 the fair value of the reporting unit with goodwill substantially exceeded its carrying value.
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
Accounts Payable
Our banking system replenishes our major bank accounts daily as checks we have issued are presented for payment. As a result, we have negative book cash balances due to outstanding checks that have not yet been paid by the bank. These negative balances are included in accounts payable on our Consolidated Balance Sheet. Changes in these negative cash balances are reported as financing activities in our Consolidated Statement of Cash Flows. We had no negative book cash balances as of December 31, 2014 and December 31, 2013.
Concentration of Risk
We disclose customers that represent a concentration of credit risk. As of December 31, 2014, one customer accounted for approximately 13 percent of our accounts receivable balance.
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
For timberland sales, we recognize revenue when title and possession have been transferred to the buyer and all other criteria for sale and profit recognition have been satisfied.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 59

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

•
amortization of prior service costs and plan amendments over the average remaining service period of the active employee group covered by the plans or the average remaining life expectancy in situations where the plan participants affected by the plan amendment are inactive; and

•
amortization of cumulative unrecognized net actuarial gains and losses — generally in excess of 10 percent of the greater of the benefit obligation or market-related value of plan assets at the beginning of the year — over the average remaining service period of the active employee group covered by the plans or the average remaining life expectancy in situations where the plan participants are inactive.

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
Postretirement benefits other than pensions. We provide certain postretirement health care and life insurance benefits for some retired employees. In some cases, we pay a portion of the cost of the benefit. Note 9: Pension and Other Postretirement Benefit Plans provides additional information about changes made in our postretirement benefit plans during 2014 and 2013.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 60

NOTE 2: BUSINESS SEGMENTS
Our business segments and how we account for those segments are discussed in Note 1: Summary of Significant Accounting Policies. This note provides key financial data by business segment.
DISCONTINUED OPERATIONS
We have disposed of Weyerhaeuser Real Estate Company (WRECO) that is excluded from the segment results below. See Note 3: Discontinued Operations for information regarding our discontinued operations and the segments affected.
KEY FINANCIAL DATA BY BUSINESS SEGMENT
Sales and Contribution (Charge) to Earnings

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	UNALLOCATED ITEMS(1) AND INTERSEGMENT ELIMINATIONS	CONSOLIDATED
Sales to unaffiliated customers
2014	$1,497	$3,970	$1,936	$—	$7,403
2013	$1,343	$4,009	$1,902	$—	$7,254
2012	$1,077	$3,058	$1,854	$—	$5,989
Intersegment sales
2014	$867	$80	$—	$(947)	$—
2013	$799	$71	$—	$(870)	$—
2012	$683	$74	$—	$(757)	$—
Contribution (charge) to earnings from continuing operations
2014	$613	$327	$291	$126	$1,357
2013	$470	$441	$200	$(422)	$689
2012	$322	$120	$223	$2	$667
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

Management evaluates segment performance based on the contributions to earnings of the respective segments. An analysis and reconciliation of our business segment information to the consolidated financial statements follows:
Reconciliation of Contribution to Earnings to Net Earnings Attributable to Weyerhaeuser

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Net contribution to earnings from continuing operations	$1,357	$689	$667
Net contribution to earnings from discontinued operations	1,017	116	121
Total contribution to earnings	2,374	805	788
Interest expense, net of capitalized interest (continuing and discontinued operations)	(347)	(371)	(348)
Income before income taxes (continuing and discontinued operations)	2,027	434	440
Income taxes (continuing and discontinued operations)	(201)	129	(55)
Net earnings attributable to Weyerhaeuser	$1,826	$563	$385

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 61

Additional Financial Information

DOLLAR AMOUNTS IN MILLIONS
	TIMBERLANDS	WOOD PRODUCTS	CELLULOSE FIBERS	UNALLOCATED ITEMS	CONSOLIDATED
Depreciation, depletion and amortization
2014	$207	$119	$155	$12	$493
2013	$166	$123	$156	$13	$458
2012	$142	$133	$150	$19	$444
Net pension and postretirement cost (credit)(1)
2014	$10	$24	$11	$(45)	$—
2013	$10	$28	$18	$40	$96
2012	$8	$25	$14	$29	$76
Charges for restructuring, closures and impairments(2)
2014	$1	$2	$—	$41	$44
2013	$2	$13	$—	$362	$377
2012	$2	$6	$—	$18	$26
Equity in income (loss) of equity affiliates and unconsolidated entities
2014	$—	$—	$(1)	$(1)	$(2)
2013	$—	$—	$3	$8	$11
2012	$—	$—	$5	$(3)	$2
Capital expenditures
2014	$74	$190	$123	$4	$391
2013	$73	$113	$92	$5	$283
2012	$60	$56	$160	$5	$281
Investments in and advances to equity affiliates and unconsolidated entities
2014	$—	$—	$188	$—	$188
2013	$—	$—	$190	$—	$190
2012	$—	$—	$191	$1	$192
Total assets(3)(4)
2014	$7,327	$1,430	$2,214	$2,486	$13,457
2013	$7,578	$1,326	$2,299	$3,374	$14,577
2012	$4,697	$1,319	$2,386	$4,190	$12,592
(1) Net pension and postretirement cost (credit) excludes special items, as well as the recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures. See Note 9: Pension and Other Postretirement Benefit Plans for more information.
(2)   See Note 18: Charges for Restructuring, Closures and Asset Impairments for more information
(3) Timberlands total assets increased primarily due to the acquisition of Longview Timber. See Note 4: Longview Timber Purchase for more information.
(4) Unallocated Items total assets includes assets of discontinued operations in 2013 and 2012.

NOTE 3: DISCONTINUED OPERATIONS
We have made certain reclassifications in our consolidated financial statements to reflect discontinued operations related to WRECO which was previously reported under the Real Estate segment and Unallocated Items.
OPERATIONS INCLUDED IN DISCONTINUED OPERATIONS
Divestiture of WRECO
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 62

Prior to the distribution of WRECO shares to our shareholders, WRECO was a wholly-owned subsidiary. Concurrent with the distribution to shareholders, WRECO ceased being a subsidiary.
The following table presents the components of the net gain on divestiture:

DOLLAR AMOUNTS IN MILLIONS
2014
Proceeds:
Common shares tendered (58,813,151 shares at $33.22 per share)	$1,954
Cash	707
2,661
Less:
Net book value of contributed assets	(1,671)
Transaction costs, net of reimbursement	(18)
(1,689)
Gain on WRECO divestiture	$972
The net gain on the Real Estate Divestiture of $972 million is not taxable and was recognized in 2014 in discontinued operations.
NET EARNINGS FROM DISCONTINUED OPERATIONS
Sales and Net Earnings from Discontinued Operations

DOLLAR AMOUNTS IN MILLIONS
	2014(1)	2013	2012
Net sales from discontinued operations	$573	$1,275	$1,070
Income from discontinued operations	42	114	117
Income taxes	(16)	(42)	(45)
Net income from operations	26	72	72
Net gain on divestiture	972	—	—
Net earnings from discontinued operations	998	$72	$72
(1) Discontinued operations in 2014 covered only 188 days.
Results of discontinued operations exclude certain general corporate overhead costs that have been allocated to and are included in contribution to earnings for the operating segments.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 63

CARRYING VALUE OF ASSETS AND LIABILITES OF DISCONTINUED OPERATIONS
The following table shows carrying values for assets and liabilities classified as discontinued operations as of December 31, 2013.

Carrying Value of Assets and Liabilities of Discontinued Operations

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

NOTE 4: LONGVIEW TIMBER PURCHASE
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
Summarized Unaudited Pro Forma Information that Presents Combined Amounts as if this Acquisition Occurred at the Beginning of 2012

DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES
	2013	2012
Net sales	$7,371	$6,166
Net earnings from continuing operations attributable to Weyerhaeuser common shareholders	$485	$276
Net earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, basic	$0.84	$0.48
Net earnings from continuing operations per share attributable to Weyerhaeuser common shareholders, diluted	$0.83	$0.47

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 64

Estimated Fair Values of Identifiable Assets Acquired and Liabilities Assumed as of the Acquisition Date

DOLLAR AMOUNTS IN MILLIONS
	July 23, 2013	Measurement Period Adjustments	December 31, 2013
Current assets	$46	$—	$46
Property and equipment	39	1	40
Timber and timberlands	2,654	2	2,656
Other assets	2	—	2
Total assets acquired	2,741	3	2,744
Current liabilities	10	—	10
Long-term debt	1,122	—	1,122
Other liabilities	5	3	8
Total liabilities assumed	1,137	3	1,140
Net assets acquired	$1,604	$—	$1,604
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

•
13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 24, 2013, for net proceeds of $669 million. See Note 16: Shareholders' Interest for more information.

For issuances of shares, excess of par value is recorded in "Other capital" in our Consolidated Balance Sheet.
Proceeds were used to finance the acquisition and pay related fees and expenses. We paid $11 million in fees related to a bridge loan in 2013. As of the close of the Longview Timber purchase, we did not draw from the loan and these fees were expensed in 2013, which is recorded in "Interest expense" in our Consolidated Statement of Operations.
We obtained additional debt financing in 2013 which was used to repay all of the assumed debt in 2013. See Note 13: Long-term Debt.

NOTE 5: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$3.20 in 2014,

•	$0.95 in 2013 and

•	$0.71 in 2012.
Our diluted earnings per share attributable to Weyerhaeuser common shareholders for the last three years were:

•	$3.18 in 2014,

•	$0.95 in 2013 and

•	$0.71 in 2012.
This note discloses:

•	how we calculate basic and diluted net earnings per share and

•	shares excluded from dilutive effect.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 65

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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the years ended December 31, 2014 and 2013. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.
SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.
We issued 13.8 million 6.375 percent Mandatory Convertible Preference Shares, Series A on June 24, 2013. We do not include these shares in our calculation of diluted earnings per share because they are antidilutive. See Note 4: Longview Timber Purchase.
Potential Shares Not Included in the Computation of Diluted Earnings per Share

Shares in thousands	2014	2013	2012
Stock options	—	4,618	3,519
Preference Shares	24,988	24,865	—

NOTE 6: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.
Inventories as of the End of Our Last Two Years

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
LIFO inventories:
Logs and chips	$9	$15
Lumber, plywood and panels	55	46
Pulp and paperboard	122	97
Other products	11	11
FIFO or moving average cost inventories:
Logs and chips	38	33
Lumber, plywood, panels and engineered wood products	80	70
Pulp and paperboard	35	30
Other products	96	94
Materials and supplies	149	146
Total	$595	$542
If we used FIFO for all inventories, our stated inventories would have been $120 million and $112 million higher as of December 31, 2014 and December 31, 2013, respectively.
HOW WE ACCOUNT FOR OUR INVENTORIES
The Inventories section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our inventories.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 66

NOTE 7: PROPERTY AND EQUIPMENT
Property and equipment includes land, buildings and improvements, machinery and equipment, roads and other items.
Carrying Value of Property and Equipment and Estimated Service Lives

DOLLAR AMOUNTS IN MILLIONS
	RANGE OF LIVES	DECEMBER 31, 2014	DECEMBER 31, 2013
Property and equipment, at cost:
Land	N/A	$127	$129
Buildings and improvements	10–40	1,220	1,262
Machinery and equipment	2–25	6,706	6,712
Roads	10–20	609	594
Other	3–10	285	319
Total cost		8,947	9,016
Allowance for depreciation and amortization		(6,324)	(6,327)
Property and equipment, net		$2,623	$2,689
SERVICE LIVES AND DEPRECIATION
Buildings and improvements for property and equipment have estimated lives that are generally at either the high end or low end of the range from 10 years to 40 years, depending on the type and performance of construction.
The maximum service lives for machinery and equipment varies among our operations:

•	Timberlands — 15 years;

•	Wood products manufacturing facilities — 20 years; and

•	Pulp mills — 25 years.
Depreciation expense, excluding discontinued operations, was:

•	$332 million in 2014,

•	$332 million in 2013 and

•	$332 million in 2012.

NOTE 8: EQUITY AFFILIATES
We have investments in unconsolidated equity affiliates over which we have significant influence that we account for using the equity method with taxes provided on undistributed earnings. We record earnings and accrue taxes in the period that the earnings are recorded by the affiliates.
Details About Our Equity Affiliates
As of December 31, 2014, we hold a 50 percent ownership interest in North Pacific Paper Corporation (NORPAC). NORPAC owns and operates a newsprint manufacturing facility in Longview, Washington.
During 2014, Catchlight Energy was dissolved. We received no proceeds from the dissolution.
During 2013, we sold part of our investment in Liaison Technologies Inc. and recognized an $10 million pretax gain, which is recorded in "Interest income and other" in our Consolidated Statement of Operations. Our remaining investment is accounted for under the cost method.
Unconsolidated Financial Information of Equity Affiliates
Aggregated assets, liabilities and operating results of the entities that we accounted for as equity affiliates are provided below.
Assets and Liabilities of Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Current assets	$123	$119
Noncurrent assets	$413	$468
Current liabilities	$30	$44
Noncurrent liabilities	$109	$141
Operating Results of Equity Affiliates

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Net sales	$501	$534	$553
Operating income (loss)	$(2)	$3	$3
Net income (loss)	$—	$3	$(7)

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 67

Doing Business with Affiliates
We provide goods and services to NORPAC, including raw materials and support services. The amounts paid to Weyerhaeuser by NORPAC for goods and services were:

•	$195 million in 2014,

•	$203 million in 2013 and

•	$221 million in 2012.
In addition, we manage cash for NORPAC under a services agreement. Weyerhaeuser holds the cash and records a payable balance to NORPAC, which is included in accounts payable in the accompanying Consolidated Balance Sheet. We had the following payable balances to NORPAC:

•	$75 million at December 31, 2014; and

•	$93 million at December 31, 2013.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We sponsor several retirement programs for our employees.
This note provides details about:

•	types of plans we sponsor,

•	significant transactions and events affecting plans we sponsor,

•	funded status of plans we sponsor,

•	pension assets,

•	activity of plans we sponsor and

•	actuarial assumptions.
TYPES OF PLANS WE SPONSOR
The plans we sponsor in the U.S. and Canada differ according to each country’s requirements.
In the U.S., our pension plans are:

•	qualified — plans that qualify under the Internal Revenue Code; and

•	nonqualified — plans for select employees that provide additional benefits not qualified under the Internal Revenue Code.
In Canada, our pension plans are:

•	registered — plans that are registered under the Income Tax Act and applicable provincial pension acts; and

•	nonregistered — plans for select employees that provide additional benefits that may not be registered under the Income Tax Act or provincial pension acts.
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
Measurement Date
We measure the fair value of pension plan assets and pension and other postretirement benefit obligations as of the end of our fiscal year. The fair value of pension plan assets are estimated at the end of the year and are revised in the first half of the following year when the information needed to finalize fair values is received. Additionally, we receive updated census data that is used to estimate our projected benefit obligation. As a result of the Real Estate Divestiture as well as our selling, general and administrative cost reduction initiative, we remeasured our U.S. qualified pension plan during third quarter 2014. There were no significant events that triggered remeasurement in 2013.
EFFECTS OF SIGNIFICANT TRANSACTIONS AND EVENTS
The information that is provided in this note is affected by the following transactions and events.
Amendments of Pension and Other Postretirement Benefit Plans for Salaried Employees
Pension Benefit Plan Amendments
During fourth quarter 2013, we ratified an amendment to the Weyerhaeuser Pension Plan that closes the plan to newly hired and rehired salaried or non union employees effective January 1, 2014. Certain union employee groups adopted similar amendments effective at other dates. Beginning at the effective date, new hires and rehires into groups affected by these amendments will receive a company contribution for retirement in their 401(k) plan. The change was announced in December 2013.
During fourth quarter 2013, we ratified amendments to the Weyerhaeuser Company Limited Retirement Plan for Non-Union Employees and the Retirement Plan for Non-Union Employees of Weyerhaeuser Company Limited at Grand Prairie, Alberta and Grande Cache, Alberta that (1) closes these plans to new hires and rehires effective January 1, 2014 and (2) changes the early retirement reduction for current employees enrolled in these plans, effective for future years of service beginning January 1, 2016. These changes were announced to participants in December 2013.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 68

Postretirement Medical and Life Insurance Benefit Plan Amendments
During fourth quarter 2014, the decision was ratified to reinstate or modify available options for U.S. and Canadian postretirement benefits for certain retirees. As a result, our postretirement obligation increased by $45 million.
During fourth quarter 2013, the decision was ratified to eliminate Company funding of the Post-Medicare Health Reimbursement Account (HRA) for certain salaried retirees after 2014. This change was communicated to affected retirees during January 2014. As a result, we recognized a pretax gain of $151 million in 2014 from this plan amendment.
Midyear Remeasurement of Assets and Liabilities
Our pension plans are typically remeasured as of fiscal year-end unless a significant event occurs that requires remeasurement. As a result of the Real Estate Divestiture as well as our selling, general and administrative cost reduction initiative, we remeasured our U.S. qualified pension plan during third quarter 2014.
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

•
The funded status of our U.S. qualified pension plan was reduced by $291 million primarily as a result of a decline in the discount rate used to calculate the projected benefit obligation and also due to asset performance and curtailment and special terminations. The discount rate used to remeasure the pension plans’ liabilities was changed from a rate of 4.9 percent at December 31, 2013 to rates reflective of current bond rates on the remeasurement date. A discount rate of 4.4 percent was used as of July 7, 2014. There was no change to the expected rate of return assumption.

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
Changes in Projected Benefit Obligations of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2014	2013	2014	2013
Reconciliation of projected benefit obligation:
Projected benefit obligation beginning of year	$5,834	$6,575	$321	$433
Service cost	53	64	1	1
Interest cost	271	244	10	12
Plan participants’ contributions	—	—	13	16
Actuarial (gains) losses	1,006	(666)	4	(23)
Foreign currency exchange rate changes	(87)	(66)	(7)	(5)
Benefits paid (includes lump sum settlements)	(391)	(317)	(44)	(50)
Plan amendments and other	1	—	2	(66)
Special/contractual termination benefits	7	—	—	—
Plan transfer/Acquisitions	4	—	3	3
Projected benefit obligation at end of year	$6,698	$5,834	$303	$321

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 69

Changes in Fair Value of Plan Assets

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2014	2013	2014	2013
Fair value of plan assets at beginning of year (estimated)	$5,614	$5,022	$—	$—
Adjustment for final fair value of plan assets	53	55	—	—
Actual return on plan assets	368	808	—	—
Foreign currency exchange rate changes	(75)	(57)	—	—
Employer contributions and benefit payments	70	103	31	34
Plan participants’ contributions	—	—	13	16
Plan transfer/Acquisitions	4	—	—	—
Benefits paid (includes lump sum settlements)	(391)	(317)	(44)	(50)
Fair value of plan assets at end of year (estimated)	$5,643	$5,614	$—	$—
Funded Status of Our Pension and Other Postretirement Benefit Plans

DOLLAR AMOUNTS IN MILLIONS
	PENSION		OTHER POSTRETIREMENT BENEFITS
	2014	2013	2014	2013
Noncurrent assets	$8	$35	$—	$—
Current liabilities	(21)	(22)	(26)	(35)
Noncurrent liabilities	(1,042)	(233)	(277)	(283)
Funded status	$(1,055)	$(220)	$(303)	$(318)
Changes in actuarial assumptions had a negative effect on the funded status of the pension and postretirement plans as of the end of 2014. The primary actuarial assumption changes were driven by a change in the discount rates as well as adoption of the updated mortality tables for the U.S. pension and postretirement plans. The Company elected to implement the mortality assumption published by the Society of Actuaries in October 2014, effective December 31, 2014. The updated mortality tables accounted for $387 million of the increase to the pension liabilities as well as $11 million of the increase to the postretirement liabilities as of December 31, 2014. The discount rates decreased from 4.90 percent at the end of 2013 to 4.10 percent at the end of 2014 for the U.S. pension plans, and decreased from 4.0 percent at the end of 2013 to 3.60 percent at the end of 2014 for U.S. postretirement. The discount rates decreased from 4.70 percent at the end of 2013 to 3.90 percent at the end of 2014 for the Canadian pension plans, and decreased from 4.60 percent at the end of 2013 to 3.80 percent at the end of 2014 for Canadian postretirement.
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
The values reported for our pension plan assets at the end of 2014 and 2013 were estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We increased the fair value of plan assets by $53 million to reflect final valuations as of December 31, 2013.
During 2014, we contributed $43 million for our Canadian registered plans, we made contributions and benefit payments of $3 million for our Canadian nonregistered pension plans and made benefit payments of $24 million for our nonqualified pension plans.
The asset or liability on our Consolidated Balance Sheet representing the funded status of the plans is different from the cumulative income or expense that we have recorded related to these plans. These differences are actuarial gains and losses and prior service costs and credits that are deferred and will be amortized into our periodic benefit costs in future periods. These unamortized amounts are recorded in "Cumulative Other Comprehensive Loss", which is a component of total equity on our Consolidated Balance Sheet. The Cumulative Other Comprehensive Income (Loss) section of Note 16: Shareholder's Interest details changes in the amounts included in cumulative other comprehensive income (loss) by component.
Accumulated Benefit Obligations Greater Than Plan Assets
As of December 31, 2014, pension plans with accumulated benefit obligations greater than plan assets had:

•	$6.6 billion in projected benefit obligations,

•	$6.5 billion in accumulated benefit obligations and

•	assets with a fair value of $5.6 billion.
As of December 31, 2013, pension plans with accumulated benefit obligations greater than plan assets had:

•	$971 million in projected benefit obligations,

•	$948 million in accumulated benefit obligations and

•	assets with a fair value of $726 million.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 70

The accumulated benefit obligation for all of our defined benefit pension plans was:

•	$6.5 billion at December 31, 2014; and

•	$5.7 billion at December 31, 2013.
PENSION ASSETS
Our Investment Policies and Strategies
Our investment policies and strategies guide and direct how we manage funds for the benefit plans we sponsor. These funds include our:

•	U.S. Pension Trust — funds our U.S. qualified pension plans;

•	Canadian Pension Trust — funds our Canadian registered pension plans; and

•	Retirement Compensation Arrangements — fund a portion of our Canadian nonregistered pension plans.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 71

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
Credit risk relates to the extent to which failures by counterparties to discharge their obligations could reduce the amount of future cash flows on hand at the balance sheet date. The pension trusts’ exposure to counterparty credit risk is reflected in settlement receivables from derivative contracts within the pension plan assets. In evaluating credit risk, we will often be dependent upon information provided by the counterparty or a rating agency, which may be inaccurate. We decrease exposure to credit risk by only dealing with highly-rated financial counterparties, and as of year-end, our counterparties each had a credit rating of at least A from Standard and Poor’s.
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
Assets within our qualified and registered pension plans in our U.S. and Canadian pension trusts were invested as follows:

	DECEMBER 31, 2014	DECEMBER 31, 2013
Fixed income	12.2%	11.4%
Hedge funds	60.6	57.5
Private equity and related funds	25.3	28.6
Real estate and related funds	1.4	1.8
Common and preferred stock and equity index instruments	0.7	0.9
Accrued liabilities	(0.2)	(0.2)
Total	100.0%	100.0%

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 72

Assets within our nonregistered plans that we are allowed to manage were invested as follows:

	DECEMBER 31, 2014	DECEMBER 31, 2013
Equities	52.8%	55.5%
Cash and cash equivalents	47.2	44.5
Total	100.0%	100.0%
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
Assets that do not have readily available quoted prices in an active market require a higher degree of judgment to value and have a higher degree of risk that the value that could have been realized upon sale as of the valuation date could be different from the reported value than assets with observable pricing inputs. It is possible that the full extent of market price, liquidity, currency, interest rate, or credit risks may not be fully factored into the fair values of our pension plan assets that use significant unobservable inputs. Approximately $4.8 billion, or 85.8 percent, of our pension plan assets were classified as Level 3 assets as of December 31, 2014.
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year, and market events. When the difference is significant, we revise the year-end estimated fair value of pension plan assets to incorporate year-end net asset values received after we have filed our annual report on Form 10-K. We increased the fair value of pension assets in the second quarter of 2014 by $53 million, or 1.0 percent.
The net pension plan assets, when categorized in accordance with this fair value hierarchy, are as follows:

DOLLAR AMOUNTS IN MILLIONS
2014	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$646	$36	$3	$685
Hedge funds	103	(22)	3,333	3,414
Private equity and related funds	—	3	1,422	1,425
Real estate and related funds	—	—	82	82
Common and preferred stock and equity index instruments	25	12	—	37
Total pension trust investments	$774	$29	$4,840	$5,643
Accrued liabilities, net				(13)
Pension trust net assets				$5,630
Canadian nonregistered plan assets:
Cash	$7	$—	$—	$7
Investments	6	—	—	6
Total Canadian nonregistered plan assets	$13	$—	$—	$13
Total plan assets				$5,643

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 73

DOLLAR AMOUNTS IN MILLIONS
2013	Level 1	Level 2	Level 3	Total
Pension trust investments:
Fixed income instruments	$567	$68	$3	$638
Hedge funds	—	(7)	3,225	3,218
Private equity and related funds	—	(2)	1,606	1,604
Real estate and related funds	—	—	101	101
Common and preferred stock and equity index instruments	23	29	—	52
Total pension trust investments	$590	$88	$4,935	$5,613
Accrued liabilities, net				(13)
Pension trust net investments				$5,600
Canadian nonregistered plan assets:
Cash	$8	$—	$—	$8
Investments	6	—	—	6
Total Canadian nonregistered plan assets	$14	$—	$—	$14
Total plan assets				$5,614
A reconciliation of the beginning and ending balances of the pension plan assets measured at fair value using significant unobservable inputs (Level 3) is presented below:

DOLLAR AMOUNTS IN MILLIONS
	INVESTMENTS
	Hedge funds	Private equity and related funds	Real estate and related funds	Fixed Income	Total
Balance as of December 31, 2012	$2,767	$1,577	$91	$4	$4,439
Net realized gains (losses)	164	90	(19)	—	235
Net change in unrealized appreciation (depreciation)	275	138	23	(1)	435
Purchases	743	188	29	—	960
Sales	(645)	(387)	(23)	—	(1,055)
Settlements	(79)	—	—	—	(79)
Balance as of December 31, 2013	3,225	1,606	101	3	4,935
Net realized gains (losses)	186	128	8	—	322
Net change in unrealized appreciation (depreciation)	76	(130)	(4)	—	(58)
Purchases	541	177	5	—	723
Sales	(540)	(359)	(28)	—	(927)
Issuances	52	—	—	—	52
Settlements	(132)	—	—	—	(132)
Transfers, Out(1)	$(75)	—	—	—	(75)
Balance as of December 31, 2014	$3,333	$1,422	$82	$3	$4,840
(1) One hedge fund completed an initial public offering during 2014; as such the security was transferred from Level 3 to Level 1 in 2014.
This table shows the fair value of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Equity index instruments	$13	$29
Forward contracts	(32)	(9)
Swaps	436	405
Total	$417	$425

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 74

This table shows the aggregate notional amount of the derivatives held by our pension trusts — which fund our qualified and registered plans — at the end of the last two years.

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Equity index instruments	$361	$399
Forward contracts	535	638
Swaps	1,824	1,568
Total	$2,720	$2,605
ACTIVITY OF PLANS WE SPONSOR
Net Periodic Benefit Cost (Credit)

DOLLAR AMOUNTS IN MILLIONS
	PENSION			OTHER POSTRETIREMENT BENEFITS
	2014	2013	2012	2014	2013	2012
Net periodic benefit cost (credit):
Service cost(1)	$53	$64	$53	$1	$1	$1
Interest cost	271	244	262	10	12	15
Expected return on plan assets	(467)	(439)	(422)	—	—	—
Amortization of actuarial loss	125	221	175	12	14	13
Amortization of prior service cost (credit)(2)(3)	5	7	7	(161)	(23)	(127)
Recognition of curtailments, settlements and special termination benefits due to closures, restructuring or divestitures(1)	9	—	—	—	—	—
Other	—	—	—	(4)	—	4
Net periodic benefit cost (credit)	$(4)	$97	$75	$(142)	$4	$(94)
(1)  Service cost includes $2 million in 2014, $4 million in 2013 and $3 million in 2012 for employees that were part of the Real Estate Divestiture. These charges are included in our results of discontinued operations. Curtailment and special termination benefits are related to involuntary terminations, due to restructuring activities, as well as the Real Estate Divestiture.
(2) During fourth quarter 2011, we ratified amendments to our postretirement medical and life insurance benefit plans for U.S. salaried employees that reduced or eliminated certain benefits that were available to both past and present employees. The company recognized a gain of $103 million in 2012 due to these benefit changes. This gain is included in other operating income and reflected in the amortization of prior service credit in the table above. The benefit related to the fourth quarter 2011 amendments was fully recognized in first and second quarter 2012.
(3) During fourth quarter 2013, the decision was ratified to eliminate Company funding of the Post-Medicare Health Reimbursement Account (HRA) for certain salaried retirees after 2014. This change was communicated to affected retirees during January 2014. As a result, we recognized a pretax gain of $151 million in 2014 from this plan amendment.

Estimated Amortization from Cumulative Other Comprehensive Loss in 2015
Amortization of the net actuarial loss and prior service cost (credit) of our pension and postretirement benefit plans will affect our other comprehensive income in 2015. The net effect of the estimated amortization will be an increase in net periodic benefit costs or a decrease in net periodic benefit credits in 2015.

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS	TOTAL
Net actuarial loss	$178	$10	$188
Prior service cost (credit)	4	(9)	(5)
Net effect cost	$182	$1	$183
Expected Pension Funding
Established funding standards govern the funding requirements for our qualified and registered pension plans. We fund the benefit payments of our nonqualified and nonregistered plans as benefit payments come due.
During 2015, based on estimated year-end asset values and projections of plan liabilities, we expect to:

•	be required to contribute approximately $38 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million; and

•	make benefit payments of approximately $19 million for our U.S. nonqualified pension plans.

We do not anticipate a contribution being required for our U.S. qualified pension plan for 2015.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 75

Expected Postretirement Benefit Funding
Our retiree medical and life insurance plans are unfunded. Benefits for these plans are paid from our general assets as they come due. We expect to make benefit payments of $26 million for our U.S. and Canadian other postretirement benefit plans in 2015, including $9 million expected to be required to cover benefit payments under collectively bargained contractual obligations.
Estimated Projected Benefit Payments for the Next 10 Years

DOLLAR AMOUNTS IN MILLIONS
	PENSION	OTHER POSTRETIREMENT BENEFITS
2015	$348	$26
2016	$354	$25
2017	$361	$24
2018	$370	$23
2019	$379	$22
2020-2024	$1,979	$98
ACTUARIAL ASSUMPTIONS
We use actuarial assumptions to estimate our benefit obligations and our net periodic benefit costs.
Rates We Use in Estimating Our Benefit Obligations
We use assumptions to estimate our benefit obligations that include:

•	discount rates in the U.S. and Canada, including discount rates used to value lump sum distributions;

•	rates of compensation increases for our salaried and hourly employees in the U.S. and Canada; and

•	estimated percentages of eligible retirees who will elect lump sum payments of benefits.
Discount Rates and Rates of Compensation Increase Used in Estimating Our Pension and Other Postretirement Benefit Obligation

	PENSION		OTHER POSTRETIREMENT BENEFITS
	DECEMBER 31, 2014	DECEMBER 31, 2013	DECEMBER 31, 2014	DECEMBER 31, 2013
Discount rates:
United States	4.10%	4.90%	3.60%	4.00%
Canada	3.90%	4.70%	3.80%	4.60%
Lump sum distributions (US salaried and nonqualified plans only)(1)	PPA Table	PPA Table	N/A	N/A
Rate of compensation increase:
Salaried:
United States	2.50% for 2014, 2015 and 3.50% thereafter	2.50% for 2013, 2014 and 3.50% thereafter	N/A	N/A
Canada	2.50% for 2014, 2015 and 3.50% thereafter	2.50% for 2013, 2014 and 3.50% thereafter	N/A	N/A
Hourly:
United States	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	N/A	N/A
Election of lump sum or installment distributions (US salaried and nonqualified plans only)	60.00%	60.00%	N/A	N/A
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 76

This table shows the discount rates, expected returns on our plan assets and rates of compensation increases we used the last three years to estimate our net periodic benefit costs.
Rates Used to Estimate Our Net Periodic Benefit Costs

	PENSION			OTHER POSTRETIREMENT BENEFITS
	2014	2013	2012	2014	2013	2012
Discount rates:
United States	4.90% for the first half of 2014 and 4.40% for the second half of 2014	3.70%	4.50%	4.00%	3.00%	4.10%
Salaried – lump sum distributions (U.S. salaried and nonqualified plan only)(1)	PPA Table	PPA phased Table	PPA phased Table	N/A	N/A	N/A
Canada	4.70%	4.10%	4.90%	4.60%	4.00%	4.80%
Expected return on plan assets:
Qualified/registered plans	9.00%	9.00%	9.00%
Nonregistered plans (Canada only)	3.50%	3.50%	3.50%
Rate of compensation increase:
Salaried:
United States	2.50% for 2014 and 3.50% thereafter	2.50% for 2013 and 3.50% thereafter	2.00% for 2012 and 3.50% thereafter	N/A	N/A	N/A
Canada	2.50% for 2014 and 3.50% thereafter	2.50% for 2013 and 3.50% thereafter	2.10% for 2012 and 3.50% thereafter	N/A	N/A	N/A
Hourly:
United States	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Canada	3.25%	3.25%	3.25%	N/A	N/A	N/A
Election of lump sum distributions (U.S. salaried and nonqualified plans only)	60.00%	56.00%	60.00%	N/A	N/A	N/A
(1) PPA Phased Table: Interest and mortality assumptions as mandated by Pension Protection Act of 2006 including the phase out of the prior interest rate basis in 2013.
Expected Return on Plan Assets
We estimate the expected long-term return on assets for our:

•	qualified and registered pension plans and

•	nonregistered plans.
Qualified and Registered Pension Plans. Our expected long-term rate of return for plan assets as of December 31, 2014, is comprised of:

•	a 7.3 percent assumed return from direct investments and

•	a 1.7 percent assumed return from derivatives.
Determining our expected return:

•	requires a high degree of judgment,

•	uses our historical fund returns as a base and

•	places added weight on more recent pension plan asset performance.
Over the 30 years it has been in place, our U.S. pension trust investment strategy has achieved a 14.6 percent net compound annual return rate. The past 5 years, our net compounded annual return was 10.6 percent.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 77

Actual Returns on Assets Held by Our Pension Trusts
Based on valuations received as of year-end, our total actual return on assets held by our pension trusts was a gain of approximately $368 million in 2014. These trusts fund our qualified, registered and a portion of our nonregistered pension plans.

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Direct investments	$258	$568	$324
Derivatives	110	240	166
Total	$368	$808	$490
HEALTH CARE COSTS
Rising costs of health care affect the costs of our other postretirement plans.
Health Care Cost Trend Rates
We use assumptions about health care cost trend rates to estimate the cost of benefits we provide. In 2014, the assumed weighted health care cost trend rate was:

•	6.4 percent in the U.S. and

•	5.7 percent in Canada.
This table shows the assumptions we use in estimating the annual cost increase for health care benefits we provide.
Assumptions We Use in Estimating Health Care Benefit Costs

	2014		2013
	U.S.	CANADA	U.S.	CANADA
Weighted health care cost trend rate assumed for next year	6.30%	5.60%	6.40%	5.70%
Rate to which cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.30%	4.50%	4.30%
Year that the rate reaches the ultimate trend rate	2029	2028	2029	2028
The assumed health care cost trend rate can significantly influence projected postretirement benefit plan payments. Some of the benefits are defined dollar amounts and are unaffected by changes in health care costs. To determine the health care cost trend rate, we look at historical market experience, current environment and future expectations. The following table demonstrates the effect a 1 percent change in assumed health care cost trend rates would have with all other assumptions remaining constant.
Effect of a 1 Percent Change in Health Care Costs

AS OF DECEMBER 31, 2014 (DOLLAR AMOUNTS IN MILLIONS)
	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	less than $1	less than $(1)
Effect on accumulated postretirement benefit obligation	$14	$(12)
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 78

As of December 31, 2014, these plans covered approximately 1,200 of our employees.
Our contributions were:

•	$4 million in 2014,

•	$4 million in 2013 and

•	$4 million in 2012.
There have been no significant changes that affect the comparability of the 2014, 2013 and 2012 contributions. None of our contributions exceeded more than 5 percent of any plan's total contributions during 2014, 2013 or 2012.
DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans for our U.S. and Canadian salaried and hourly employees. Our contributions to these plans were:

•	$20 million in 2014,

•	$20 million in 2013 and

•	$19 million in 2012.

NOTE 10: VARIABLE INTEREST ENTITIES
This note provides details about special-purpose entities (SPEs).
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
Our Consolidated Statement of Operations includes:

•	Interest expense on SPE notes of:
– $29 million in 2014,
– $29 million in 2013 and
– $32 million in 2012.

•	Interest income on SPE investments of:
– $34 million in 2014,
– $34 million in 2013 and
– $34 million in 2012.
Sales proceeds paid to buyer-sponsored SPEs were invested in restricted financial investments with a balance of $615 million as of both December 31, 2014, and December 31, 2013. The weighted average interest rate was 5.5 percent during 2014 and 5.1 percent during 2013. Maturities of the financial investments at the end of 2014 were:

•	$253 million in 2019 and

•	$362 million in 2020.
The long-term notes of our monetization SPEs were $511 million as of both December 31, 2014, and December 31, 2013. The weighted average interest rate was 5.6 percent during 2014 and 5.3 percent in 2013. Maturities of the notes at the end of 2014 were:

•	$209 million in 2019 and

•	$302 million in 2020.
Financial investments consist of bank guarantees backed by bank notes for three of the SPE transactions. Interest earned from each financial investment is used to pay interest accrued on the corresponding SPE’s note. Any shortfall between interest earned and interest accrued reduces our equity in the monetization SPEs.
Upon dissolution of the SPEs and payment of all obligations of the entities, we would receive any net equity remaining in the monetization SPEs and would be required to report deferred tax gains on our income tax return. In the event that proceeds from the financial investments are insufficient to settle all of the liabilities of the SPEs, we are not obligated to contribute any funds to any of the SPEs. As of December 31, 2014, our net equity in the three SPEs was approximately $105 million and the deferred tax liability was estimated to be approximately $180 million.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 79

NOTE 11: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Wages, salaries and severance pay	$161	$159
Pension and postretirement	47	57
Vacation pay	47	48
Income taxes	4	4
Taxes – Social Security and real and personal property	24	32
Interest	105	104
Customer rebates and volume discounts	46	50
Deferred income	75	82
Other	78	93
Total	$587	$629

NOTE 12: LINES OF CREDIT
This note provides details about our:

•	lines of credit and

•	other letters of credit and surety bonds.
OUR LINES OF CREDIT
During September 2013, we entered into a new $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. This replaces a $1 billion revolving credit facility that was set to expire June 2015. As of June 16, 2014, WRECO terminated its participation as a borrower in the facility.
Borrowings are at LIBOR plus a spread or at other interest rates mutually agreed upon between the borrower and the lending banks. As of December 31, 2014, there were no borrowings outstanding under the facility and we were in compliance with the credit facility covenants.
OTHER LETTERS OF CREDIT AND SURETY BONDS
The amounts of other letters of credit and surety bonds we have entered into as of the end of our last two years are included in the following table:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Letters of credit	$44	$39
Surety bonds	$231	$169
Our compensating balance requirements for our letters of credit were $14 million as of December 31, 2014.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 80

NOTE 13: LONG-TERM DEBT
This note provides details about:

•	long-term debt and the portion due within one year and

•	long-term debt maturities.
Our long-term debt includes notes, debentures, revenue bonds and other borrowings. The following table lists our long-term debt, which includes Weyerhaeuser Company debt, by types and interest rates at the end of our last two years and includes the current portion.
Long-Term Debt by Types and Interest Rates (Includes Current Portion)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
6.95% debentures due 2017	$281	$281
7.00% debentures due 2018	62	62
7.375% notes due 2019	500	500
Variable rate term loan credit facility due 2020	550	550
9.00% debentures due 2021	150	150
7.125% debentures due 2023	191	191
4.625% notes due 2023	500	500
8.50% debentures due 2025	300	300
7.95% debentures due 2025	136	136
7.70% debentures due 2026	150	150
7.35% debentures due 2026	62	62
7.85% debentures due 2026	100	100
6.95% debentures due 2027	300	300
7.375% debentures due 2032	1,250	1,250
6.875% debentures due 2033	275	275
Industrial revenue bonds, rates from 6.7% to 6.8%, due 2022	88	88
Other	1	1
	4,896	4,896
Less unamortized discounts	(5)	(5)
Total	$4,891	$4,891
Portion due within one year	$—	$—
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
On October 15, 2013, we repaid the $1,118 million carrying value of the debt that we assumed in the acquisition of Longview Timber and related fees, expenses and premiums using the proceeds from the notes issued and the borrowings from our term loan credit facility borrowed in 2013. A pretax charge of $25 million was included in our net interest expense in 2013, for early retirement premiums, unamortized debt issuance costs and other miscellaneous charges in connection with the early extinguishment of debt. See Note 4: Longview Timber Purchase for more information.
In addition to the Longview Timber debt and repaying debt that was scheduled to mature, we repaid approximately $40 million of long-term debt in 2013.
Amounts of Long-Term Debt Due Annually for the Next Five Years and the Total Amount Due After 2019

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2014
Long-term debt maturities:
2015	$—
2016	$—
2017	$281
2018	$62
2019	$500
Thereafter	$4,053

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 81

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS
This note provides information about the fair value of our:

•	debt and

•	other financial instruments.
FAIR VALUE OF DEBT
The estimated fair values and carrying values of our long-term debt consisted of the following:

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014		DECEMBER 31, 2013
	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$5,922	$4,891	$5,683
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach — based on quoted market prices we received for the same types and issues of our debt; or

•	income approach — based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
LEGAL PROCEEDINGS
We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceeding that management believes could have a material adverse effect on our long-term consolidated financial position, results of operations or cash flows.
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
Changes in the Reserve for Environmental Remediation

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2013	$30
Reserve charges and adjustments, net	4
Payments	(5)
Reserve balance as of December 31, 2014	$29
Total active sites as of December 31, 2014	49

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 82

We change our accrual to reflect:

•	new information on any site concerning implementation of remediation alternatives,

•	updates on prior cost estimates and new sites and

•	costs incurred to remediate sites.
Estimates. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for all identified sites may exceed our existing reserves by up to $108 million.
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
Changes in the Reserve for Asset Retirement Obligations

DOLLAR AMOUNTS IN MILLIONS
Reserve balance as of December 31, 2013	$54
Reserve charges and adjustments, net	10
Payments	(10)
Other adjustments(1)	(14)
Reserve balance as of December 31, 2014	$40
(1) Primarily related to the sale of a landfill in Washington State.
COMMITMENTS AND OTHER CONTINGENCIES
Our commitments and contingencies include:

•	guarantees of debt and performance,

•	purchase obligations for goods and services and

•	operating leases.
Guarantees
We have guaranteed the performance of the buyer/lessee of a timberlands lease we sold in 2005. Future payments on the lease — which expires in 2023 — are $16 million.
Purchase Obligations
Our purchase obligations as of December 31, 2014 were:

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2014
2015	$35
2016	$16
2017	$6
2018	$6
2019	$2
Thereafter	$7
Purchase obligations for goods or services are agreements that:

•	are enforceable and legally binding,

•	specify all significant terms and

•	cannot be canceled without penalty.
The terms include:

•	fixed or minimum quantities to be purchased,

•	fixed, minimum or variable price provisions, and

•	an approximate timing for the transaction.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 83

Our purchase obligations include items such as:

•	stumpage and log purchases,

•	energy and

•	other service and supply contracts.
Operating Leases
Our rent expense was:

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Rent expense	$32	$38	$36
We have operating leases for:

•	various equipment, including logging equipment, lift trucks, automobiles and office equipment; and

•	office and wholesale space.
Commitments
Our operating lease commitments as of December 31, 2014 were:

DOLLAR AMOUNTS IN MILLIONS
DECEMBER 31, 2014
2015	$28
2016	$21
2017	$20
2018	$16
2019	$12
Thereafter	$107

NOTE 16: SHAREHOLDERS’ INTEREST
This note provides details about:

•	preferred and preference shares,

•	common shares,

•	share-repurchase programs and

•	cumulative other comprehensive income (loss).
PREFERRED AND PREFERENCE SHARES
We had no preferred shares outstanding at the end of 2014 or 2013. However, we have authorization to issue 7 million preferred shares with a par value of $1 per share.
As part of our purchase of Longview Timber, we issued 13.8 million of our 6.375 percent Mandatory Convertible Preference Shares, Series A, par value $1.00 and liquidation preference of $50.00 per share on June 24, 2013, for net proceeds of $669 million, which remained outstanding at year-end 2014. Dividends will be payable on a cumulative basis when, as and if declared by our Board of Directors, at an annual rate of 6.375 percent on the liquidation preference. We may pay declared dividends in cash or, subject to certain limitations, in common shares or by delivery of any combination of cash and common shares on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2013, through, and including, July 1, 2016. These shares will automatically convert on July 1, 2016 into between 1.5090 and 1.8107 of our common shares, subject to anti-dilution adjustments. At any time prior to that date, holders may elect to convert each share into common shares at the minimum conversion rate of 1.5090 common shares, subject to anti-dilution adjustments. See Note 4: Longview Timber Purchase for more information.
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 84

COMMON SHARES
The number of common shares we have outstanding changes when:

•	new shares are issued,

•	stock options are exercised,

•	restricted stock units or performance share units vest,

•	stock-equivalent units are paid out,

•	shares are tendered,

•	shares are repurchased or

•	shares are canceled.
Reconciliation of Our Common Share Activity

IN THOUSANDS
	2014	2013	2012
Outstanding at beginning of year	583,548	542,393	536,425
New issuance (Note 4)	—	33,350	—
Shares tendered (Note 3)	(58,813)	—	—
Stock options exercised	5,134	7,209	5,404
Issued for restricted stock units	451	462	523
Issued for performance shares	217	134	—
Issued for Directors' stock-equivalent units	—	—	41
Repurchased	(6,063)	—	—
Outstanding at end of year	524,474	583,548	542,393
OUR SHARE REPURCHASE PROGRAMS
On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. The 2014 stock repurchase program replaced the prior 2011 stock repurchase program. During 2014, we repurchased 6,062,993 shares of common stock for $203 million under the 2014 stock repurchase program. All common stock purchases under the stock repurchase program were made in open-market transactions. As of December 31, 2014, we had remaining authorization of $497 million for future share repurchases.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 85

CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

DOLLAR AMOUNTS IN MILLIONS
		PENSION		OTHER POSTRETIREMENT BENEFITS
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2012	$413	$(1,942)	$(23)	$(137)	$127	$4	$(1,558)
Other comprehensive income (loss) before reclassifications	(59)	1,123	—	24	66	2	1,156
Income taxes	—	(394)	—	(7)	(27)	—	(428)
Net other comprehensive income (loss) before reclassifications	(59)	729	—	17	39	2	728
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	221	7	14	(23)	—	219
Income taxes	—	(74)	(3)	(5)	7	—	(75)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	147	4	9	(16)	—	144
Total other comprehensive income (loss)	(59)	876	4	26	23	2	872
Beginning balance as of December 31, 2013	354	(1,066)	(19)	(111)	150	6	(686)
Other comprehensive income (loss) before reclassifications	(50)	(1,008)	1	(6)	(12)	—	(1,075)
Income taxes	—	369	—	1	7	—	377
Net other comprehensive income (loss) before reclassifications	(50)	(639)	1	(5)	(5)	—	(698)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	125	5	12	(161)	—	(19)
Income taxes	—	(43)	(2)	(4)	59	—	10
Net amounts reclassified from cumulative other comprehensive income (loss)	—	82	3	8	(102)	—	(9)
Total other comprehensive income (loss)	(50)	(557)	4	3	(107)	—	(707)
Ending balance as of December 31, 2014	$304	$(1,623)	$(15)	$(108)	$43	$6	$(1,393)
(1) Actuarial losses and prior service credits (costs) are included in the computation of net periodic benefit costs (credits). See Note: 9 Pension and Other Postretirement Benefit Plans.

NOTE 17: SHARE-BASED COMPENSATION
Share-based compensation expense was:

•	$40 million in 2014,

•	$42 million in 2013 and

•	$37 million in 2012.
The amounts above contain awards to employees that were part of the Real Estate Divestiture and are included in our results of discontinued operations. These amounts are:

•	$3 million in 2014,

•	$5 million in 2013 and

•	$4 million in 2012.
This note provides details about:

•	our Long-Term Incentive Compensation Plan (2013 Plan),

•	how we account for share-based awards,

•	tax benefits of share-based awards,

•	types of share-based compensation and

•	unrecognized share-based compensation.
OUR LONG-TERM INCENTIVE COMPENSATION PLAN
Our long-term incentive plans provide for share-based awards that include:

•	stock options,

•	stock appreciation rights,

•	restricted stock,

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 86

•	restricted stock units,

•	performance shares and

•	performance share units.
We may issue future grants of up to 19,466,670 shares under the 2013 Plan. We also have the right to reissue forfeited and expired grants.
For stock options and stock appreciation rights:

•	An individual participant may receive a grant of up to 2 million shares in any one calendar year.

•	The exercise price is required to be the market price on the date of the grant.
For restricted stock, restricted stock units, performance shares, performance share units or other equity grants:

•	An individual participant may receive a grant of up to 1 million shares annually.

•	No participant may be granted awards that exceed $10 million earned in a 12 month period.
The Compensation Committee of our Board of Directors (the Committee) annually establishes an overall pool of stock awards available for grants based on performance.
For stock-settled awards, we:

•	issue new stock into the marketplace and

•	generally do not repurchase shares in connection with issuing new awards.
Our common shares would increase by approximately 34 million shares if all share-based awards were exercised or vested. These include:

•	all options, restricted stock units, and performance share units outstanding at December 31, 2014 under the 2013 Plan and 2004 Plan; and

•	all remaining options, restricted stock units, and performance share units that could be granted under the 2013 Plan.
HOW WE ACCOUNT FOR SHARE-BASED AWARDS
We:

•	use a fair-value-based measurement for share-based awards, and

•	recognize the cost of share-based awards in our consolidated financial statements.
We recognize the cost of share-based awards in our Consolidated Statement of Operations over the required service period — generally the period from the date of the grant to the date when it is vested. Special situations include:

•	Awards that vest upon retirement — the required service period ends on the date an employee is eligible for retirement, including early retirement.

•	Awards that continue to vest following job elimination or the sale of a business — the required service period ends on the date the employment from the company is terminated.
In these special situations, compensation expense from share-based awards is recognized over a period that is shorter than the stated vesting period.
TAX BENEFITS OF SHARE-BASED AWARDS
Our total income tax benefit from share-based awards — as recognized in our Consolidated Statement of Operations — for the last three years was:

•	$11 million in 2014,

•	$10 million in 2013, and

•	$9 million in 2012.
The amounts above contain income tax benefit from share-based awards to employees that were part of the Real Estate Divestiture and are included in our results of discontinued operations. These amounts are:

•	$1 million in 2014,

•	$2 million in 2013 and

•	$1 million in 2012.
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
When actual tax benefits realized exceed the tax benefits accrued for share-based awards, we realize an excess tax benefit. We report the excess tax benefit as financing cash inflows rather than operating cash inflows. We had excess tax benefits of:

•	$10 million in 2014,

•	$13 million in 2013 and

•	$5 million in 2012.
The amounts above contain excess tax benefits from share-based awards to employees that were part of the Real Estate Divestiture and are included in our results of discontinued operations. These amounts are:

•	$2 million in 2014,

•	$2 million in 2013 and

•	$1 million in 2012.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 87

TYPES OF SHARE-BASED COMPENSATION
Our share-based compensation is in the form of:

•	stock options,

•	restricted stock units,

•	performance share units,

•	stock appreciation rights and

•	deferred compensation stock equivalent units.
STOCK OPTIONS
Stock options entitle award recipients to purchase shares of our common stock at a fixed exercise price. We grant stock options with an exercise price equal to the market price of our stock on the date of the grant.
The Details
Our stock options generally:

•	vest over four years of continuous service and

•	must be exercised within 10 years of the grant-date.
The vesting and post-termination vesting terms for stock options granted in 2014, 2013 and 2012 were as follows:

•	vest ratably over four years;

•	vest or continue to vest in the event of death while employed, disability or retirement at an age of at least 62;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.
Our Accounting
We use a Black-Scholes option valuation model to estimate the fair value of every stock option award on its grant-date.
In our estimates, we use:

•	historical data — for option exercise time and employee terminations;

•	a Monte-Carlo simulation — for how long we expect granted options to be outstanding; and

•	the U.S. Treasury yield curve — for the risk-free rate. We use a yield curve over a period matching the expected term of the grant.
The expected volatility in our valuation model is based on:

•	implied volatilities from traded options on our stock,

•	historical volatility of our stock and

•	other factors.
Weighted Average Assumptions Used in Estimating Value of Stock Options Granted

	2014 GRANTS	2013 GRANTS	2012 GRANTS
Expected volatility	31.71%	38.00%	40.41%
Expected dividends	2.92%	2.23%	2.94%
Expected term (in years)	4.97	4.97	5.33
Risk-free rate	1.57%	0.92%	1.01%
Weighted average grant-date fair value	$6.62	$8.40	$5.72
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 88

Activity
The following table shows our option unit activity for 2014.

	OPTIONS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2013	17,055	$23.12
Granted	2,463	$30.14
Exercised	(5,294)	$22.50
Forfeited or expired(1)	(1,939)	$26.98
Outstanding at December 31, 2014(2)	12,285	$24.19	5.27	$144
Exercisable at December 31, 2014	8,267	$22.32	3.81	$112
(1) Approximately 1,601 thousand stock options were cancelled as a result of the Real Estate Divestiture. See Note 3: Discontinued Operations for more information.
(2) As of December 31, 2014, there were approximately 998 thousand stock options that had met the requisite service period and will be released as identified in the grant terms.

The total intrinsic value of stock options exercised was:

•	$55 million in 2014,

•	$61 million in 2013 and

•	$28 million in 2012.
The total grant-date fair value of stock options vested was:

•	$16 million in 2014,

•	$14 million in 2013 and

•	$15 million in 2012.
RESTRICTED STOCK UNITS
Through the Plan, we award restricted stock units — grants that entitle the holder to shares of our stock as the award vests.
The Details
Our restricted stock units granted in 2014, 2013 and 2012 generally:

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
Our Accounting
The fair value of our restricted stock units is the market price of our stock on the grant-date of the awards.
We generally record share-based compensation expense for restricted stock units over the four-year vesting period. Generally for restricted stock units that continue to vest following the termination of employment, we record the share-based compensation expense over a required service period that is less than the stated vesting period.
Activity
The following table shows our restricted stock unit activity for 2014.

	STOCK UNITS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2013	1,547	$25.83
Granted	686	$30.14
Vested	(628)	$24.94
Forfeited(1)	(378)	$27.90
Nonvested at December 31, 2014(2)	1,227	$28.06
(1) Approximately 280 thousand restricted stock units were cancelled as a result of the Real Estate Divestiture. See Note 3: Discontinued Operations for more information.
(2) As of December 31, 2014, there were approximately 212 thousand restricted stock units that had met the requisite service period and will be released as identified in the grant terms.

The weighted average grant-date fair value for restricted stock units was:

•	$30.54 in 2013 and

•	$20.42 in 2012.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 89

The total grant-date fair value of restricted stock units vested was:

•	$16 million in 2014,

•	$14 million in 2013 and

•	$19 million in 2012.
Nonvested restricted stock units accrue dividends that are paid out when restricted stock units vest. Any restricted stock units forfeited will not receive dividends.
As restricted stock units vest, a portion of the shares awarded is withheld to cover employee taxes. As a result, the number of stock units vested and the number of common shares issued will differ.
PERFORMANCE SHARE UNITS
As part of a new long-term incentive compensation strategy intended to tie executive compensation more closely to company performance, we granted a target number of performance share units to executives in 2014, 2013, 2012 and 2011. Performance share units will be paid in the form of shares of Weyerhaeuser stock – to the extent earned through company performance against financial goals – over a four-year vesting period.
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
At the end of the two-year performance period and over a further two-year vesting period, performance share units would be paid in shares of our stock. Performance share units granted and that are earned vest as follows:

•	vest 50 percent, 25 percent and 25 percent on the second, third and fourth anniversaries of the grant-date, respectively, as long as the individual remains employed by the company;

•	fully vest in the event the participant dies or becomes disabled while employed;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement has not been met; and

•	will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.
Our Accounting
Since the award contains a market condition, the effect of the market condition is reflected in the grant-date fair value which is estimated using a Monte Carlo simulation model. This model estimates the TSR ranking of the company among the S&P 500 index over the two-year performance period. Compensation expense is based on the estimated probable number of earned awards and recognized over the four-year vesting period on an accelerated basis. Generally, compensation expense would be reversed if the performance condition is not met unless the requisite service period has been achieved.
Weighted Average Assumptions Used in Estimating the Value of Performance Share Units

	2014 GRANTS	2013 GRANTS	2012 GRANTS
Performance period	1/1/2014 – 12/31/2015	1/1/2013 – 12/31/2014	1/1/2012 – 12/31/2013
Valuation date closing stock price	$30.16	$30.48	$20.56
Expected dividends	2.91%	2.23%	2.92%
Risk-free rate	0.03% - 0.79%	0.09% - 0.46%	0.08% - 0.32%
Volatility	20.74% - 23.53%	22.09% - 29.57%	34.66% - 34.86%
Weighted average grant-date fair value	$30.62	$31.59	$21.71

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 90

Activity
The following table shows our performance share unit activity for 2014.

	GRANTS (IN THOUSANDS)	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2013	1,102	$26.83
Granted at target	321	$30.62
Vested	(311)	$23.32
Forfeited(1)	(206)	$26.07
Performance adjustment	(16)	$31.15
Nonvested at December 31, 2014(2)	890	$29.46
(1) Approximately 44 thousand performance share units were cancelled as a result of the Real Estate Divestiture. See Note 3: Discontinued Operations for more information.
(2) As of December 31, 2014, there were approximately 393 thousand performance share units that had met the requisite service period and will be released as identified in the grant terms.

The total grant-date fair value of performance share units vested was:

•	$7 million in 2014 and

•	$5 million in 2013.
There were no performance share units vesting in 2012.
For 2014 grants, the company exceeded the cash flow target, resulting in an initial number of shares earned equal to 114 percent of target.
For 2013 grants, the company exceeded the cash flow target, resulting in an initial number of shares earned equal to 150 percent of target. Because the company's two-year TSR ranking was between the 25th and 50th percentile, the initial number of performance shares granted decreased 15 percent.
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
Our Accounting
We use a Black-Scholes option-valuation model to estimate the fair value of a stock appreciation right on its grant-date and every subsequent reporting date that the right is outstanding. Stock appreciation rights are liability-classified awards and the fair value is remeasured at every reporting date.
The process used to develop our valuation assumptions is the same as for the 10-year stock options we grant. Details are in the Stock Options section earlier in this note.
Weighted Average Assumptions Used to Re-measure Value of Stock Appreciation Rights at Year-End

	2014 GRANTS	2013 GRANTS	2012 GRANTS
Expected volatility	18.20%	24.02%	29.07%
Expected dividends	3.21%	2.81%	2.44%
Expected term (in years)	1.32	1.16	1.71
Risk-free rate	0.45%	0.19%	0.27%
Weighted average fair value	$12.70	$8.68	$7.25

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 91

Activity
The following table shows our stock appreciation rights activity for 2014.

	RIGHTS (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN MILLIONS)
Outstanding at December 31, 2013	695	$22.96
Granted	74	$30.16
Exercised	(322)	$24.21
Forfeited or expired	(30)	$28.80
Outstanding at December 31, 2014	417	$22.85	4.44	$5
Exercisable at December 31, 2014	327	$21.70	3.39	$5
The total liabilities paid for stock appreciation rights was:

•	$2 million in 2014,

•	$4 million in 2013 and

•	$1 million in 2012.
UNRECOGNIZED SHARE-BASED COMPENSATION
As of December 31, 2014, our unrecognized share-based compensation cost for all types of share-based awards included:

•	$39 million related to non-vested equity-classified share-based compensation arrangements — expected to be recognized over a weighted average period of approximately 2.3 years; and

•	$1 million related to non-vested liability-classified stock appreciation rights — expected to vest over a weighted average period of approximately 2.3 years.
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
During 2012, the directors' deferred compensation plan was amended to allow the directors to elect to receive payments of amounts deferred into stock-equivalent units in cash or stock for elections made prior to December 31, 2011. Deferrals made beginning January 1, 2012, into stock-equivalent units will be paid in common shares. Elections to receive these deferred amounts in stock resulted in the issuance of 71,056 in 2014, 52,720 in 2013 and 40,899 shares in 2012. The number of common shares to be issued in the future to directors who elected common share payments is 605,987.
Stock-equivalent units are:

•	liability-classified awards and

•	re-measured to fair value at every reporting date.
The fair value of a stock-equivalent unit is equal to the market price of our stock.
Activity
The number of stock-equivalent units outstanding in our deferred compensation accounts was:

•	944,966 as of December 31, 2014;

•	915,160 as of December 31, 2013; and

•	971,650 as of December 31, 2012.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 92

NOTE 18: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS
Items Included in Our Restructuring, Closure and Asset Impairment Charges

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Restructuring and closure charges:
Termination benefits	$27	$1	$—
Pension and postretirement charges	3	—	—
Other restructuring and closure costs	12	4	6
Charges for restructuring and closures	42	5	6
Impairment of long-lived assets	2	372	20
Total charges for restructuring, closures and impairments	$44	$377	$26
RESTRUCTURING AND CLOSURES
During 2014, our restructuring and closure charges were primarily related to our selling, general and administrative cost reduction initiative to support achieving our competitive performance goals. We do not expect additional material charges related to this initiative in 2015. During 2013 and 2012, our restructuring and closure charges were primarily related to various Wood Products operations we closed or curtailed and restructuring our corporate staff functions to support achieving our competitive performance goals.
Other restructuring and closure costs include lease termination charges, dismantling and demolition of plant and equipment, gain or loss on disposition of assets, environmental cleanup costs and incremental costs to wind down operating facilities.
ACCRUED TERMINATION BENEFITS
Changes in accrued severance related to restructuring during 2014 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2013	$2
Charges	27
Payments	(19)
Accrued severance as of December 31, 2014	$10
ASSET IMPAIRMENTS
The Impairment of Long-Lived Assets and Goodwill sections of Note 1: Summary of Significant Accounting Policies provide details about how we account for these impairments. Additional information can also be found in our Critical Accounting Policies.
Long-Lived Assets
Our long-lived asset impairments were primarily related to the following:

•	2013 — charges include:
– $356 million impairment of the Coyote Springs Property. Under the terms of the TRI Pointe transaction, certain assets and liabilities of WRECO and its subsidiaries were excluded from the transaction and retained by Weyerhaeuser, including assets and liabilities relating to the Coyote Springs Property. During fourth quarter 2013, following the announcement of the TRI Pointe transaction, WRECO and Weyerhaeuser began exploring strategic alternatives for the Coyote Springs Property and determined that Weyerhaeuser’s strategy for development of the Coyote Springs Property will likely differ from WRECO’s current development plan. WRECO’s development plan was long-term in nature with development and net cash flows covering at least 15-20 years. The undiscounted cash flows for the Coyote Springs Property under the WRECO development plan remained above the carrying value of the property. Weyerhaeuser Company’s strategy is to cease holding the Coyote Springs Property for development and to initiate activities in the near-term to market the assets to potential third-party buyers. The undiscounted cash flows under the Weyerhaeuser Company asset sale strategy were below the carrying value of the property. Consequently, we recorded a noncash charge of $356 million in fourth quarter 2013 for the impairment of the Coyote Springs Property in Unallocated Items. The fair value of the property was primarily based on an independent appraisal that was determined using both other observable inputs (Level 2) related to other market transactions and significant unobservable inputs (Level 3) such as the timing and amounts of future cash flows related to the development of the property, timing and amounts of proceeds from acreage sales, access to water for use on the property and discount rates applicable to the future cash flows. The property is recorded in "Property and equipment, net" and "Other assets" in our Consolidated Balance Sheet.
– $9 million related to the decision to permanently close our Colbert, Georgia engineered wood products facility in our Wood Products segment that was previously indefinitely closed. The fair value of the facility was determined using significant unobservable inputs (Level 3) based on liquidation values.

•
2012 — charges are primarily related to unutilized assets held in Unallocated Items that were sold or are currently held for sale. The fair values of the assets were determined using significant other observable inputs (Level 2) based on market quotes and significant unobservable inputs (Level 3) based on discounted cash flow models.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 93

NOTE 19: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.
Various Income and Expense Items Included in Other Operating Income, Net

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Gain on postretirement plan amendment (Note 9)	$(151)	$—	$(103)
Gain on disposition of non-strategic assets	(27)	(19)	(28)
Foreign exchange (gains) losses, net	27	7	(6)
Land management income	(34)	(28)	(27)
Litigation expense, net	9	16	12
Other, net	(25)	(11)	(26)
Total	$(201)	$(35)	$(178)
Gain on disposition of non-strategic assets in 2014 included a $22 million pretax gain on the sale of a landfill in Washington State.
Foreign exchange (gains) losses result from changes in exchange rates primarily related to our U.S. dollar denominated debt that is held by our Canadian subsidiary.
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
EARNINGS BEFORE INCOME TAXES
Domestic and Foreign Earnings (Loss) From Continuing Operations Before Income Taxes

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Domestic earnings	$970	$198	$333
Foreign earnings (loss)	43	122	(11)
Total	$1,013	$320	$322
PROVISION FOR INCOME TAXES
Provision (Benefit) for Income Taxes From Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
Current:
Federal	$(26)	$(80)	$(78)
State	12	(18)	(11)
Foreign	3	(21)	26
	(11)	(119)	(63)
Deferred:
Federal	178	(79)	6
State	6	6	1
Foreign	12	21	66
	196	(52)	73
Total income tax provision (benefit)	$185	$(171)	$10

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 94

Included in our income tax provision for 2012 are recomputations of prior year taxes, resulting in reclassifications between foreign and domestic for both current and deferred taxes as a result of final tax proceedings between countries.
EFFECTIVE INCOME TAX RATE
Effective Income Tax Rate Applicable to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	2014	2013	2012
U.S. federal statutory income tax	$354	$112	$113
State income taxes, net of federal tax benefit	14	7	3
REIT income not subject to federal income tax	(161)	(101)	(94)
Foreign taxes	(2)	(8)	8
Provision for unrecognized tax benefits	(4)	(193)	(6)
Repatriation of Canadian earnings	—	21	—
State income tax settlement	—	—	(10)
Domestic production activities deduction	—	(13)	—
Other, net	(16)	4	(4)
Total income tax provision (benefit)	$185	$(171)	$10
Effective income tax rate	18.3%	(53.4)%	3.1%
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
Balance Sheet Classification of Deferred Income Tax Assets (Liabilities) Related to Continuing Operations

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Net current deferred tax asset	$228	$130
Net noncurrent deferred tax asset	8	5
Net noncurrent deferred tax liability	(206)	(285)
Net deferred tax asset (liability)	$30	$(150)
Items Included in Our Deferred Income Tax Assets (Liabilities)

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Postretirement benefits	$101	$102
Pension	369	57
Real estate impairments	—	121
State tax credits	56	59
Net operating loss carryforwards	86	110
Cellulosic biofuel producers credit	100	80
Other	223	260
Gross deferred tax assets	935	789
Valuation allowance	(72)	(89)
Net deferred tax assets	863	700
Property, plant and equipment	(523)	(540)
Timber installment notes	(180)	(180)
Other	(130)	(130)
Deferred tax liabilities	(833)	(850)
Net deferred tax asset (liability)	$30	$(150)

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 95

OTHER INFORMATION ABOUT OUR DEFERRED INCOME TAX ASSETS (LIABILITIES)
Other information about our deferred income tax assets (liabilities) include:

•	net operating loss and credit carryforwards,

•	valuation allowances and

•	reinvestment of undistributed earnings.
Net Operating Loss and Credit Carryforwards
Our state and foreign net operating loss carryforwards as of the end of 2014 are as follows:

•	$586 million, which expire from 2015 through 2034; and

•	$1 million, which do not expire.
Our federal, state and foreign credit carryforwards as of the end of 2014 are as follows:

•	$148 million, which expire from 2015 through 2034; and

•	$31 million, which do not expire.
Valuation Allowances
With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.
Our valuation allowance on our deferred tax assets was $72 million as of the end of 2014. This primarily related to foreign and state net operating losses and state and provincial credits.
The total changes in our valuation allowance over the last year was a net decrease of $17 million. This net decrease resulted primarily from the disposition of foreign entities with net operating losses and the expiration of foreign and state net operating losses and credits.
Reinvestment of Undistributed Earnings
The balance of our foreign undistributed earnings was approximately $27 million at the end of 2014 and is permanently reinvested; therefore, it is not subject to U.S. income tax. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in our foreign subsidiaries.
HOW WE ACCOUNT FOR INCOME TAXES
The Income Taxes section of Note 1: Summary of Significant Accounting Policies provides details about how we account for our income taxes.
UNRECOGNIZED TAX BENEFITS
Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. The total amount of unrecognized tax benefits as of December 31, 2014 and 2013, are $11 million and $26 million, respectively, which does not include related interest of $3 million and $4 million, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.
Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits

DOLLAR AMOUNTS IN MILLIONS
	DECEMBER 31, 2014	DECEMBER 31, 2013
Balance at beginning of year	$26	$177
Reductions for tax positions of prior years	—	(148)
Lapse of statute	(15)	(3)
Balance at end of year	$11	$26
The net liability recorded in our Consolidated Balance Sheet related to unrecognized tax benefits was $4 million as of December 31, 2014, which includes interest of $3 million and is net of $6 million in payments made in advance of settlements and $4 million in credits and loss carryovers available to offset the liability. The net liability as of December 31, 2013, was $24 million, which includes interest of $4 million and is net of $6 million in payments made in advance of settlements.
The net liability recorded for tax positions across all jurisdictions that, if sustained, would affect our effective tax rate was $12 million as of December 31, 2014, and $16 million as of December 31, 2013, which includes interest of $3 million and $4 million, respectively.
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
As of December 31, 2014, no U.S. federal income tax returns are under examination, with years 2011 forward subject to examination. No state jurisdictions are under examination, with years 2009 forward subject to examination. We are undergoing and are subject to examinations in various foreign jurisdictions for tax years 2005 forward. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.
In the next 12 months, we estimate a decrease of up to $6 million in unrecognized tax benefits due to resolution of examinations.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 96

NOTE 21: GEOGRAPHIC AREAS
This note provides selected key financial data according to the geographical locations of our customers. The selected key financial data includes:

•	sales to unaffiliated customers,

•	export sales from the U.S., and

•	long-lived assets.
SALES
Our sales to unaffiliated customers outside the U.S. are primarily to customers in Canada, China, Japan and Europe. Our export sales include:

•	pulp, liquid packaging board, logs, lumber and wood chips to Japan;

•	pulp, logs and lumber to other Pacific Rim countries; and

•	pulp and plywood to Europe.
Sales by Geographic Area

FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2014 (DOLLAR AMOUNTS IN MILLIONS)
	2014	2013	2012
Sales to unaffiliated customers:
U.S.	$4,889	$4,761	$3,867
Japan	682	758	639
Europe	328	298	300
China	477	453	360
Canada	424	418	302
South America	87	80	74
Other foreign countries	516	486	447
Total	$7,403	$7,254	$5,989
Export sales from the U.S.:
Japan	$620	$676	$583
China	416	411	329
Other	856	804	770
Total	$1,892	$1,891	$1,682
LONG-LIVED ASSETS
Our long-lived assets — used in the generation of revenues in the different geographical areas — are nearly all in the U.S. and Canada. Our long-lived assets include:

•	goodwill,

•	timber and timberlands and

•	property and equipment, including construction in progress.
Long-Lived Assets by Geographic Area

DOLLAR AMOUNTS IN MILLIONS
	December 31, 2014	December 31, 2013	December 31, 2012
Long-lived assets:
U.S.(1)	$8,069	$8,116	$5,523
Canada	579	652	728
Other foreign countries	676	670	672
Total	$9,324	$9,438	$6,923
(1) Includes assets of discontinued operations in 2013 and 2012.
Long-lived assets in the U.S. increased primarily due to the acquisition of Longview Timber. See Note 4: Longview Timber Purchase for more information.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 97

NOTE 22: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial data provides a review of our results and performance throughout the year. Our earnings per share for the full year do not always equal the sum of the four quarterly earnings-per share amounts because of common share activity during the year.
Key Quarterly Financial Data for the Last Two Years

DOLLAR AMOUNTS IN MILLIONS EXCEPT PER-SHARE FIGURES
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)	Full Year
2014:
Net sales	$1,736	$1,964	$1,915	$1,788	$7,403
Operating income	$308	$400	$318	$294	$1,320
Earnings from continuing operations before income taxes	$234	$328	$237	$214	$1,013
Net earnings	$194	$291	$1,164	$177	$1,826
Net earnings attributable to Weyerhaeuser common shareholders	$183	$280	$1,153	$166	$1,782
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.31	$0.48	$2.17	$0.32	$3.20
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.31	$0.47	$2.15	$0.31	$3.18
Dividends paid per share	$0.22	$0.22	$0.29	$0.29	$1.02
Market prices - high/low	$31.59 - $28.63	$33.26 - $27.48	$34.60 - $31.09	$36.88 - $31.61	$36.88 - $27.48
2013:
Net sales	$1,755	$1,874	$1,857	$1,768	$7,254
Operating income (loss)	$253	$293	$243	$(155)	$634
Earnings (loss) from continuing operations before income taxes	$181	$221	$170	$(252)	$320
Net earnings	$144	$198	$167	$54	$563
Net earnings attributable to Weyerhaeuser common shareholders	$144	$196	$157	$43	$540
Basic net earnings per share attributable to Weyerhaeuser common shareholders	$0.26	$0.35	$0.27	$0.07	$0.95
Diluted net earnings per share attributable to Weyerhaeuser common shareholders	$0.26	$0.35	$0.27	$0.07	$0.95
Dividends paid per share	$0.17	$0.20	$0.22	$0.22	$0.81
Market prices - high/low	$31.74 - $28.36	$33.24 - $26.38	$29.86 - $26.64	$32.00 - $28.01	$33.24 - $26.38
(1) Third Quarter 2014 includes a $972 million net gain on the Real Estate Divestiture recognized in 2014. See Note 3: Discontinued Operations for more information.
(2) Fourth Quarter 2013 includes a $356 million noncash impairment charge. See Note 18: Charges for Restructuring, Closures and Asset Impairments for more information.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 98

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the company’s internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Weyerhaeuser Company:
We have audited Weyerhaeuser Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weyerhaeuser Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Weyerhaeuser Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weyerhaeuser Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 13, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
February 13, 2015

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 100

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information are found in the Our Business — Executive Officers of the Registrant section of this report. Information with respect to directors of the company and other governance matters, as required by this item is included in the Notice of the 2015 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 22, 2015 under the headings “Nominees for Election,” “Board of Directors and Committee Information,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Potential Payment upon Termination or Change in Control — Change in Control,” and “ — Severance,” and is incorporated herein by reference.

EXECUTIVE AND DIRECTOR COMPENSATION
Information with respect to executive and director compensation contained in the Notice of the 2015 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 22, 2015, under the headings “Board of Directors and Committee Information — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2014,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control” is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management contained in the Notice of the 2015 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 22, 2015 under the heading “Beneficial Ownership of Common Shares” is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with regard to certain relationships and related transactions contained in the Notice of the 2015 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 22, 2015 under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Board of Directors and Committee Information” is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accounting fees and services in the Notice of the 2015 Annual Meeting and Proxy Statement for the company’s Annual Meeting of Shareholders to be held May 22, 2015 under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated herein by reference.

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 101

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

10	—	Material Contracts
		(a)	Form of Executive Change of Control Agreement *
		(b)	Form of Executive Severance Agreement *
		(c)	Weyerhaeuser Company 2013 Long-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 19, 2013 — Commission File Number 1-4825) *
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
Form of Weyerhaeuser Company 2013 Long-Term Incentive Plan Performance Share Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission
December 22, 2014 — Commission File Number 1-4825) *

(g)
Form of Weyerhaeuser Company 2013 Long Term Incentive Plan Restricted Stock Unit Award Terms and Conditions (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission April 16, 2013 — Commission File Number 1-4825) *

(h)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Stock Option Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 102

(i)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Performance Share Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

(j)
Form of Weyerhaeuser Company 2004 Long-Term Incentive Plan Restricted Stock Award 2013 Terms and Conditions (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission February 11, 2013 — Commission File Number 1-4825) *

(k)
Weyerhaeuser Company Annual Incentive Plan for Salaried Employees (Amended and Restated Effective January 1, 2015) (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission December 22, 2014 — Commission File Number 1-4825) *

(l) Weyerhaeuser Company 2015 Deferred Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission December 22, 2014 — Commission File Number 1-4825) *
(m)
Weyerhaeuser Company Salaried Employees Supplemental Retirement Plan (incorporated by reference to 2004 Form 10-K filed with the Securities and Exchange Commission January 27, 2009 — Commission File Number 1-4825) *

(n)
 2011 Fee Deferral Plan for Directors of Weyerhaeuser Company (Amended and Restated Effective January 1, 2012) (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission January 4, 2012 — Commission File Number 1-4825) *

(o)
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

(p)
Credit Agreement among Weyerhaeuser Company, CoBank, ACB as administrative agent, and the lenders party thereto (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission September 16, 2013 — Commission File Number 1-4825)

(q)
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

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 103

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 13, 2015.

WEYERHAEUSER COMPANY

/s/ DOYLE R. SIMONS
Doyle R. Simons
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated February 13, 2015.

/s/ DOYLE R. SIMONS	/s/ WAYNE W. MURDY
Doyle R. Simons Principal Executive Officer and Director	Wayne W. Murdy Director

/s/ PATRICIA M. BEDIENT	/s/ NICOLE W. PIASECKI
Patricia M. Bedient Principal Financial Officer	Nicole W. Piasecki Director

/s/ JEANNE M. HILLMAN	/s/ RICHARD H. SINKFIELD
Jeanne M. Hillman Principal Accounting Officer	Richard H. Sinkfield Director

/s/ DAVID P. BOZEMAN	/s/ D. MICHAEL STEUERT
David P. Bozeman Director	D. Michael Steuert Director

/s/ DEBRA A. CAFARO	/s/ KIM WILLIAMS
Debra A. Cafaro Director	Kim Williams Director

/s/ MARK A. EMMERT	/s/ CHARLES R. WILLIAMSON
Mark A. Emmert Director	Charles R. Williamson Chairman of the Board and Director

/s/ JOHN I. KIECKHEFER
John I. Kieckhefer Director

 WEYERHAEUSER COMPANY > 2014 ANNUAL REPORT AND FORM 10-K 104