Form 10-K/A
period 2014-12-31
WEYERHAEUSER CO
filed 2015-03-09
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Original Filing”), filed with the U.S. Securities and Exchange Commission on February 13, 2015 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct the cover page of the Form of Weyerhaeuser Company Executive Severance Agreement filed as Exhibit 10(B) to the Original Filing which inadvertently omitted a sentence relating to the severance amounts payable to our executive officers. The Form of Weyerhaeuser Company Executive Severance Agreement has not changed from the version that was entered into by the Company’s executive officers in January 2014.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

EXHIBITS

10(b)	Form of Executive Severance Agreement

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	March 9, 2015

By:	/s/ PATRICIA M. BEDIENT
Patricia M. Bedient
Executive Vice President and Chief Financial Officer