Form 10-Q
period 2015-03-31
WEYERHAEUSER CO
filed 2015-05-01
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of April 24, 2015, 517,745,024 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2015	MARCH 2014
Net sales	$1,721	$1,736
Cost of products sold	1,385	1,361
Gross margin	336	375
Selling expenses	28	28
General and administrative expenses	74	88
Research and development expenses	5	7
Charges for restructuring, closures and impairments (Note 12)	14	19
Other operating costs (income), net (Note 13)	15	(75)
Operating income	200	308
Interest income and other	3	9
Interest expense, net of capitalized interest	(83)	(83)
Earnings before income taxes	120	234
Income taxes (Note 14)	(19)	(50)
Earnings from continuing operations	101	184
Earnings from discontinued operations, net of income taxes (Note 3)	—	10
Net earnings	101	194
Dividends on preference shares	(11)	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$90	$183
Earnings per share attributable to Weyerhaeuser common shareholders, basic and diluted (Note 4):
Continuing operations	$0.17	$0.29
Discontinued operations	—	0.02
Net earnings per share	$0.17	$0.31
Dividends paid per share	$0.29	$0.22
Weighted average shares outstanding (in thousands) (Note 4):
Basic	523,426	584,915
Diluted	527,423	589,312
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014
Consolidated net earnings	$101	$194
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	(22)
Actuarial gains, net of tax expense of $26 and $15	62	36
Prior service costs, net of tax benefit of $0 and $18	(2)	(29)
Unrealized gains on available-for-sale securities	1	—
Total other comprehensive income (loss)	14	(15)
Comprehensive income	$115	$179
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,158	$1,580
Receivables, less allowances of $3 and $3	539	525
Receivables for taxes	23	25
Inventories (Note 5)	645	595
Prepaid expenses	95	80
Deferred tax assets	192	228
Total current assets	2,652	3,033
Property and equipment, less accumulated depreciation of $6,304 and $6,324	2,524	2,623
Construction in progress	171	131
Timber and timberlands at cost, less depletion charged to disposals	6,552	6,530
Investments in and advances to equity affiliates	183	188
Goodwill	40	40
Deferred tax assets	3	8
Other assets	269	289
Restricted financial investments held by variable interest entities	615	615
Total assets	$13,009	$13,457
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$319	$331
Accrued liabilities (Note 7)	533	587
Total current liabilities	852	918
Long-term debt (Note 8)	4,891	4,891
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred income taxes	195	206
Deferred pension and other postretirement benefits	1,249	1,319
Other liabilities	284	308
Total liabilities	7,982	8,153
Commitments and contingencies (Note 9)

Equity:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,800,000 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 518,735,116 and 524,474,315 shares	648	656
Other capital	4,299	4,519
Retained earnings	1,445	1,508
Cumulative other comprehensive loss (Note 10)	(1,379)	(1,393)
Total equity	5,027	5,304
Total liabilities and equity	$13,009	$13,457
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014
Cash flows from operations:
Net earnings	$101	$194
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	123	126
Deferred income taxes, net	13	36
Pension and other postretirement benefits (Note 6)	10	(47)
Share-based compensation expense	8	9
Charges for impairment of assets	13	—
Net gains on dispositions of assets(1)	(16)	(25)
Foreign exchange transaction losses (Note 13)	29	14
Change in:
Receivables less allowances	(16)	(1)
Receivable for taxes	2	67
Inventories	(57)	(88)
Real estate and land	—	(72)
Prepaid expenses	(11)	3
Accounts payable and accrued liabilities	(91)	(80)
Deposits on land positions and other assets	—	12
Pension and postretirement contributions / benefit payments	(20)	(33)
Other	(11)	(6)
Net cash from operations	77	109
Cash flows from investing activities:
Property and equipment	(71)	(51)
Timberlands reforestation	(18)	(14)
Acquisition of timberlands	(32)	—
Proceeds from sale of assets	2	19
Cash from investing activities	(119)	(46)
Cash flows from financing activities:
Cash dividends on common shares	(152)	(129)
Change in book overdrafts	—	(6)
Exercises of stock options	21	15
Repurchase of common stock (Note 4)	(253)	—
Other	4	2
Cash from financing activities	(380)	(118)
Net change in cash and cash equivalents	(422)	(55)
Cash and cash equivalents at beginning of period	1,580	835
Cash and cash equivalents at end of period	$1,158	$780
Cash paid (received) during the period for:
Interest, net of amount capitalized of $1 and $5	$114	$101
Income taxes	$1	$(50)

(1)	Includes gains on timberland exchanges.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

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
The accompanying unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

RECLASSIFICATIONS
We have reclassified certain balances and results from the prior year to be consistent with our 2015 reporting. This makes year-to-year comparisons easier. Our reclassifications had no effect on net earnings or equity. Our reclassifications present the results of operations discontinued in 2014 separately on our Consolidated Statement of Operations and in the related footnotes. Note 3: Discontinued Operations provides information about our discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We plan to adopt the standard when required and may use either the retrospective or cumulative effect transition method. We are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.

In April 2015, FASB issued ASU 2015-03, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We expect to adopt ASU 2015-03 on January 1, 2016 and have determined that its adoption will not have a material impact on our consolidated financial statements and related disclosures at that time.

NOTE 2: BUSINESS SEGMENTS
We are principally engaged in growing and harvesting timber and manufacturing, distributing and selling products made from trees. Our principal business segments are:

•	Timberlands – which includes logs, timber, minerals, oil and gas, and international wood products;

•	Wood Products – which includes softwood lumber, engineered wood products, structural panels and building materials distribution; and

•	Cellulose Fibers – which includes pulp, liquid packaging board and an equity interest in a newsprint joint venture.
We have disposed of Weyerhaeuser Real Estate Company (WRECO) that is excluded from the segment results below. See Note 3: Discontinued Operations for information regarding our discontinued operations.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014
Sales to unaffiliated customers:
Timberlands	$351	$377
Wood Products	923	898
Cellulose Fibers	447	461
	1,721	1,736
Intersegment sales:
Timberlands	228	238
Wood Products	19	19
	247	257
Total sales	1,968	1,993
Intersegment eliminations	(247)	(257)
Total	$1,721	$1,736
Net contribution to earnings:
Timberlands	$162	$164
Wood Products	62	64
Cellulose Fibers	33	54
	257	282
Unallocated Items(1)	(54)	35
Net contribution to earnings from discontinued operations	—	16
Net contribution to earnings	203	333
Interest expense, net of capitalized interest (continuing and discontinued operations)	(83)	(83)
Income before income taxes (continuing and discontinued operations)	120	250
Income taxes (continuing and discontinued operations)	(19)	(56)
Net earnings	101	194
Dividends on preference shares	(11)	(11)
Net earnings attributable to Weyerhaeuser common shareholders	$90	$183

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 3: DISCONTINUED OPERATIONS
On July 7, 2014, we completed the divestiture of our homebuilding and real estate development business, pursuant to which WRECO became a wholly-owned subsidiary of TRI Pointe Homes, Inc. (TRI Pointe). At that time we distributed shares of WRECO to our shareholders in exchange for 59 million shares of our common stock and received net cash proceeds of $707 million. This transactions is referred to as the “Real Estate Divestiture”. Prior to the distribution of WRECO shares to our shareholders, WRECO was a wholly-owned subsidiary of Weyerhaeuser. Concurrent with the distribution to shareholders, WRECO ceased being a subsidiary. Discontinued operations relates to WRECO which was previously reported under the Real Estate segment and Unallocated Items.

The following table summarizes the components of net sales and net earnings from discontinued operations.

QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2014
Net sales from discontinued operations	$248
Income from operations	$16
Income taxes	(6)
Net earnings from discontinued operations	$10

NOTE 4: NET EARNINGS PER SHARE
Our basic and diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.17 during first quarter 2015; and

•	$0.31 during first quarter 2014.
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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter ended March 31, 2015. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED
SHARES IN THOUSANDS	MARCH 2015	MARCH 2014
Stock options	1,128	5,695
Performance share units	358	446
Preference shares	24,988	24,865
STOCK REPURCHASE PROGRAM
During first quarter 2015, we repurchased 7,341,566 shares of common stock for $253 million under the 2014 stock repurchase program which was approved on August 13, 2014 by our Board of Directors under which we are authorized to repurchase up to $700 million of outstanding shares. All common stock purchases under the stock repurchase program were made in open-market transactions. As of March 31, 2015, we had remaining authorization of $244 million for future stock repurchases. In total, we repurchased 13,404,559 shares of common stock for $456 million under the 2014 stock repurchase program.

NOTE 5: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2015	DECEMBER 31, 2014
LIFO Inventories:
Logs and chips	$20	$9
Lumber, plywood and panels	74	55
Pulp and paperboard	128	122
Other products	15	11
FIFO or moving average cost inventories:
Logs and chips	48	38
Lumber, plywood, panels and engineered wood products	85	80
Pulp and paperboard	34	35
Other products	92	96
Materials and supplies	149	149
Total	$645	$595

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO - the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been higher by $120 million as of both March 31, 2015 and December 31, 2014.

NOTE 6: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014
Service cost(1)	$15	$14
Interest cost	65	69
Expected return on plan assets	(118)	(116)
Amortization of actuarial loss	44	31
Amortization of prior service cost	1	1
Total net periodic benefit cost (credit)	$7	$(1)

(1)	Service cost includes $1 million for quarter ended 2014 for employees that were part of the Real Estate Divestiture. These charges are included in our results of discontinued operations.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014
Interest cost	$3	$3
Amortization of actuarial loss	2	3
Amortization of prior service credit	(2)	(48)
Other	—	(4)
Total net periodic benefit cost (credit)	$3	$(46)
During fourth quarter 2013, we decided to eliminate post-Medicare health funding for certain salaried retirees after 2014. We recognized a pretax gain of $45 million in first quarter 2014 from this plan amendment. This gain is included in "Other operating income, net" in our Consolidated Statement of Operations and reflected in the amortization of prior service credit in the table above.

FAIR VALUE OF PENSION PLAN ASSETS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the value reported for our pension plan assets at the end of 2014 was estimated. Additional information regarding the year-end values generally becomes available to us during the first half of the following year. We expect to complete the valuation of our pension plan assets during second quarter 2015. The final adjustments could affect net pension periodic benefit cost.
EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
In 2015 we expect to:

•	be required to contribute approximately $38 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $26 million for our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2015.

NOTE 7: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	MARCH 31, 2015	DECEMBER 31, 2014
Wages, salaries and severance pay	$118	$161
Pension and other postretirement benefits	47	47
Vacation pay	49	47
Taxes – Social Security and real and personal property	30	24
Interest	74	105
Customer rebates and volume discounts	34	46
Deferred income	70	75
Other	111	82
Total	$533	$587

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	MARCH 31, 2015		DECEMBER 31, 2014
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$5,991	$4,891	$5,922
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
As of March 31, 2015, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $28 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2014.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of March 31, 2015, our total accruals for these obligations was $38 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2014.
Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 10: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2014	$304	$(1,623)	$(15)	$(108)	$43	$6	$(1,393)
Other comprehensive income (loss) before reclassifications	(47)	40	—	2	(1)	1	(5)
Income taxes	—	(10)	—	—	—	—	(10)
Net other comprehensive income (loss) before reclassifications	(47)	30	—	2	(1)	1	(15)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	44	1	2	(2)	—	45
Income taxes	—	(15)	—	(1)	—	—	(16)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	29	1	1	(2)	—	29
Total other comprehensive income (loss)	(47)	59	1	3	(3)	1	14
Ending balance as of March 31, 2015	$257	$(1,564)	$(14)	$(105)	$40	$7	$(1,379)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 6: Pension and Other Postretirement Benefit Plans.

NOTE 11: SHARE-BASED COMPENSATION
In first quarter 2015, we granted 2,122,608 stock options, 433,469 restricted stock units, 238,662 performance share units and 58,373 stock appreciation rights. In addition, 339,413 outstanding restricted stock units and 222,257 outstanding performance share units vested during first quarter 2015. A total of 1,389,787 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in 2015 was $35.41. The vesting and post-termination vesting terms for stock options granted in 2015 were as follows:

•	vest ratably over four years;

•	vest or continue to vest in the event of death while employed, disability or retirement at an age of at least 62;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2015

OPTIONS
Expected volatility	25.92%
Expected dividends	3.28%
Expected term (in years)	4.77
Risk-free rate	1.54%
Weighted average grant date fair value	$5.85

RESTRICTED STOCK UNITS
The weighted average fair value of the restricted stock units granted in 2015 was $35.41. The vesting provisions for restricted stock units granted in 2015 were as follows:

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

PERFORMANCE SHARE UNITS
The weighted average grant date fair value of performance share units granted in 2015 was $34.75.
The final number of shares granted in 2015 will range from 0 percent to 150 percent of each grant's target, depending upon actual company performance.
The ultimate number of performance share units earned is based on two measures:

•	our relative total shareholder return (TSR) ranking measured against the S&P 500 over a three year period and

•	our relative TSR ranking measured against an industry peer group of companies over a three year period.
The vesting provisions for performance share units granted in 2015 were as follows:

•	vest 100 percent on the third anniversary of the grant date as long as the individual remains employed by the company;

•	fully vest in the event the participant dies or becomes disabled while employed;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue vesting for one year in the event of involuntary termination when the retirement criteria has not been met and the employee has met the second anniversary of the grant date; and

•	will be forfeited upon termination of employment in all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Performance Share Units Granted in 2015

	Performance Share Units
Performance period	1/1/2015 – 12/31/2017
Valuation date closing stock price	$35.41
Expected dividends	3.26%
Risk-free rate	0.05%	–	1.07%
Expected volatility	16.04%	–	20.89%

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of March 31, 2015.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of March 31, 2015

MARCH 31, 2015
Expected volatility	19.55%
Expected dividends	3.36%
Expected term (in years)	1.99
Risk-free rate	0.58%
Weighted average fair value	$10.75
The vesting and post-termination vesting terms for stock appreciation rights granted in 2015 are the same as for stock options described above.

NOTE 12: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Items Included in Our Restructuring, Closure and Asset Impairment Charges

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014
Restructuring and closure charges:
Termination benefits	$—	$17
Other restructuring and closure costs	1	2
Charges for restructuring and closures	1	19
Impairments of long-lived assets	13	—
Total charges for restructuring, closures and impairments	$14	$19
During 2015, we recognized a noncash impairment charge of $13 million related to a nonstrategic asset held in Unallocated Items. The fair value of the asset was determined using significant unobservable inputs (level 3) based on discounted cash flow model. During 2014, our restructuring and closure charges were primarily related to our selling, general and administrative cost reduction initiative to support achieving our competitive performance goals.

Changes in accrued severance related to restructuring during the quarter ended March 31, 2015 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2014	$10
Charges	—
Payments	(6)
Accrued severance as of March 31, 2015	$4
The majority of the accrued severance balance as of March 31, 2015, is expected to be paid within one year.

NOTE 13: OTHER OPERATING COSTS (INCOME), NET
Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Costs (Income), Net

	QUARTER ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014
Gain on postretirement plan amendment (Note 6)	$—	$(45)
Gain on disposition of nonstrategic assets	(2)	(23)
Foreign exchange losses, net	29	14
Land management income	(8)	(7)
Other, net	(4)	(14)
Total other operating costs (income), net	$15	$(75)
Gain on disposition of nonstrategic assets in 2014 included a $22 million pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State.
Foreign exchange losses result from changes in exchange rates on transactions, primarily related to our Canadian operations.
Land management income includes income from recreational activities, land permits, grazing rights, firewood sales and other miscellaneous income related to land management activities.

NOTE 14: INCOME TAXES
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
The 2015 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2015 estimated annual effective tax rate for our TRS is approximately 31 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings, partially offset by state income taxes.

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

FORWARD-LOOKING TERMINOLOGY
Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often use words such as expects, may, should, will, believes, anticipates, estimates, projects, intends, plans, targets and approximately. They may use the positive or negative or other variation of those and similar words.

STATEMENTS
We make forward-looking statements in this report concerning our plans, strategies, intentions and expectations, including with respect to estimated taxes and tax rates, expectations relating to shares, share repurchases, share compensation, dilution and dividends, expected results of legal proceedings and the sufficiency of litigation reserves, expected uses of cash, expectations relating to pension contributions and benefit payments, and our expectations relating to the U.S. housing market, economic conditions, strength of the U.S. dollar and demand for our products.
We base our forward-looking statements on a number of factors, including the expected effect of:

•	the economy,

•	laws and regulations,

•	adverse litigation outcomes and the adequacy of reserves,

•	changes in accounting principles,

•	contributions to pension plans,

•	projected benefit payments,

•	projected tax treatment, rates and credits, and

•	other related matters.
You should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. Should other risks or uncertainties materialize, or should our underlying assumptions prove inaccurate, actual results could differ materially from past results as well as from our estimated or projected results.

RISKS, UNCERTAINTIES AND ASSUMPTIONS
Major risks and uncertainties – and assumptions that we make – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the effect of general economic conditions, including employment rates, interest rate levels, housing starts, availability of financing for home mortgages and strength of the U.S. dollar;

•	market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;

•	performance of our manufacturing operations, including maintenance requirements;

•	potential disruptions in our manufacturing operations;

•	the level of competition from domestic and foreign producers;

•	raw material availability and prices;

•	the effect of weather;

•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;

•	energy prices;

•	the successful execution of our internal plans and strategic initiatives;

•	transportation and labor availability and costs;

•	federal tax policies;

•	the effect of forestry, land use, environmental and other governmental regulations;

•	legal proceedings;

•	performance of pension fund investments and related derivatives;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for share-based compensation;

•	changes in accounting principles; and

•	other factors described under “Risk Factors” in our 2014 Annual Report on Form 10-K.

EXPORTING ISSUES
We are a large exporter, affected by:

•	economic activity in Europe and Asia, especially Japan and China;

•	currency exchange rates – particularly the relative value of the U.S. dollar, Canadian dollar, euro and yen; and

•	restrictions on international trade or tariffs imposed on imports.

RESULTS OF OPERATIONS
In reviewing our results of operations, it is important to understand these terms:

•	Sales realizations refer to net selling prices – this includes selling price plus freight, minus normal sales deductions.

•	Net contribution to earnings (loss) attributable to Weyerhaeuser shareholders before interest expense and income taxes.
In reviewing our results of operations, it is important to understand net sales and operating income included in Consolidated Results and individual segment discussions below exclude the results of discontinued operations. Refer to Note 3: Discontinued Operations.
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

ECONOMIC AND MARKET CONDITIONS AFFECTING OUR OPERATIONS
The strength of the U.S. housing market strongly affects our Wood Products and Timberlands segments. As published by the U.S. Census Bureau, total housing starts for 2014 were slightly above 1,000,000 units. Despite the slow start in the first quarter, as severe winter weather disrupted construction activity, we continue to expect U.S. housing starts of approximately 1,100,000 units in 2015 as a result of employment growth, improving consumer confidence and continued historically low mortgage rates.
Demand for logs from our Timberlands segment is affected by production levels of wood-based building products. Our Western holdings are also affected by export demand. We expect demand from China and Japan in 2015 to be lower than 2014.
Cellulose Fibers is primarily affected by global supply and demand factors and the relative strength of the U.S. dollar. The euro declined in 2014 and early 2015 relative to the U.S. dollar to the lowest level in recent years. We do not expect the U.S. dollar to continue to strengthen significantly relative to developed currencies during the rest of 2015.

CONSOLIDATED RESULTS
How We Did in First Quarter 2015
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters ended March 31, 2015 and 2014:

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	MARCH 2015	MARCH 2014	2015 VS. 2014
Net sales	$1,721	$1,736	$(15)
Operating income	$200	$308	$(108)
Earnings of discontinued operations, net of tax	$—	$10	$(10)
Net earnings attributable to Weyerhaeuser common shareholders	$90	$183	$(93)
Earnings per share attributable to Weyerhaeuser shareholders, basic and diluted	$0.17	$0.31	$(0.14)

Comparing First Quarter 2015 with First Quarter 2014
Net sales
Net sales decreased $15 million – 1 percent – primarily due to the following:

•	Timberlands segment sales decreased $26 million, primarily due to lower average log sales realizations and export sales volumes in the West.

•
Cellulose Fibers segment sales decreased $14 million, primarily due to lower sales volumes for all products and lower liquid packaging board average sales realizations, partially offset by higher pulp average sales realizations.

These decreases were partially offset by a $25 million increase in our Wood Products segment sales, primarily due to higher shipment volumes across all major product lines, higher sales from complementary building products and higher average sales realizations for engineered i-joists partially offset by lower average sales realizations for structural lumber and oriented strand board (OSB).
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $93 million – 51 percent – primarily due to the following:

•
lower other operating income – $90 million – primarily due to a $45 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment, a $22 million pretax gain recognized in 2014 on the sale of a landfill in Washington State and a $14 million increase in noncash foreign exchange losses on debt held by our Canadian entity; and

•
lower gross margin, primarily due to higher operating costs in our Cellulose Fibers segment, lower average sales realizations in lumber and OSB in our Wood Products segment and lower average log sales realizations and sales volumes in our Timberlands segment – $39 million.

These decreases were partially offset by lower tax expense primarily due to lower earnings in our Taxable REIT Subsidiary (TRS) – $31 million.

TIMBERLANDS
How We Did First Quarter 2015
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters ended March 31, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014	2015 VS. 2014
Net sales to unaffiliated customers:
Logs:
West	$210	$257	$(47)
South	58	62	(4)
Canada	8	6	2
Subtotal logs sales	276	325	(49)
Chip sales	4	3	1
Timberlands exchanges(1)	25	4	21
Higher and better-use land sales(1)	2	3	(1)
Minerals, oil and gas	7	7	—
Products from international operations(2)	24	24	—
Other products	13	11	2
Subtotal net sales to unaffiliated customers	351	377	(26)
Intersegment sales:
United States	149	143	6
Other	79	95	(16)
Subtotal intersegment sales	228	238	(10)
Total sales	$579	$615	$(36)
Net contribution to earnings	$162	$164	$(2)

(1)	Significant dispositions of higher and better-use timberland and some nonstrategic timberlands are made through subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations in South America.

Comparing First Quarter 2015 with First Quarter 2014
Net sales – unaffiliated customers
Net sales to unaffiliated customers decreased $26 million – 7 percent – primarily due to a $47 million decrease in Western log sales as a result of lower average sales realizations and export sales volumes. This was partially offset by a $21 million increase in sales from timberlands exchanges.
Intersegment sales
Intersegment sales decreased $10 million – 4 percent – primarily due to a $16 million decrease in Canada as a result of lower log and chip sales volumes. This was partially offset by a $6 million increase in the United States due to higher sales volumes in the West.

Net contribution to earnings
Net contribution to earnings decreased $2 million – 1 percent – primarily due to the following:

•	lower average log sales realizations in the West primarily due to a shift in mix from export to domestic sales – $29 million and

•	lower sales volumes in the West and South – $15 million.

These decreases were mostly offset by:

•	lower operating costs due to lower log purchases in the West and lower harvest volumes in the South – $15 million;

•	higher timberlands exchanges – $13 million;

•	higher average log sales realizations in the South – $6 million; and

•	lower selling, general and administrative expenses – $4 million.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2015	MARCH 2014	2015 VS. 2014
Third party log sales – cubic meters:
West	2,120	2,246	(126)
South	1,271	1,385	(114)
Canada	245	156	89
International	150	147	3
Total	3,786	3,934	(148)
Fee harvest volumes – cubic meters:
West	2,911	2,875	36
South	2,732	2,866	(134)
International	239	249	(10)
Total	5,882	5,990	(108)

WOOD PRODUCTS
How We Did First Quarter 2015
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters ended March 31, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014	2015 VS. 2014
Net sales:
Structural lumber	$434	$427	$7
Engineered solid section	94	90	4
Engineered I-joists	61	59	2
Oriented strand board	137	148	(11)
Softwood plywood	33	30	3
Other products produced	48	42	6
Complementary building products	116	102	14
Total	$923	$898	$25
Net contribution to earnings	$62	$64	$(2)
Comparing First Quarter 2015 with First Quarter 2014
Net sales
Net sales increased $25 million – 3 percent – primarily due to the following:

•	Complementary building products increased 14 percent,

•	Structural lumber shipment volumes increased 9 percent,

•	OSB shipment volumes increased 9 percent,

•	Engineered solid section shipment volumes increased 4 percent and

•	Engineered I-joists average sales realizations increased 4 percent.
These items were partially offset by:

•	Structural lumber average sales realizations decreased 7 percent and

•	OSB average sales realizations decreased 15 percent.
Net contribution to earnings
Net contribution to earnings decreased $2 million – 3 percent – primarily due to lower average sales realizations in lumber and OSB – $54 million. This decrease was mostly offset by the following:

•	higher average sales realizations in engineered wood products – $6 million;

•	higher shipment volumes across all major product lines – $4 million;

•	lower manufacturing costs due to lower energy costs, higher productivity and decreased Canadian operating costs due to the strengthening U.S. dollar – $28 million; and

•	lower selling, general and administrative expenses – $12 million.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	MARCH 2015	MARCH 2014	2015 VS. 2014
Structural lumber – board feet	1,075	989	86
Engineered solid section – cubic feet	4.8	4.6	0.2
Engineered I-joists – lineal feet	41	40	1
Oriented strand board – square feet (3/8”)	700	641	59
Softwood plywood – square feet (3/8”)	89	90	(1)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES
Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of OSB and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	MARCH 2015	MARCH 2014	2015 VS. 2014
Structural lumber – board feet:
Production	1,043	1,009	34
Outside purchase	89	78	11
Total	1,132	1,087	45
Engineered solid section – cubic feet:
Production	5.0	4.9	0.1
Outside purchase	—	1.8	(1.8)
Total	5.0	6.7	(1.7)
Engineered I-joists – lineal feet:
Production	43	44	(1)
Outside purchase	1	1	—
Total	44	45	(1)
Oriented strand board – square feet (3/8”):
Production	704	657	47
Outside purchase	65	53	12
Total	769	710	59
Softwood plywood – square feet (3/8”):
Production	61	59	2
Outside purchase	37	33	4
Total	98	92	6

CELLULOSE FIBERS
How We Did in First Quarter 2015
Here is a comparison of net sales and net contribution to earnings for the quarters ended March 31, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014	2015 VS. 2014
Net sales:
Pulp	$360	$363	$(3)
Liquid packaging board	74	80	(6)
Other products	13	18	(5)
Total	$447	$461	$(14)
Net contribution to earnings	$33	$54	$(21)

Comparing First Quarter 2015 with First Quarter 2014
Net sales
Net sales decreased $14 million – 3 percent – primarily due to the following:

•	pulp sales volumes decreased 4 percent,

•	liquid packaging board sales volumes decreased 5 percent and average sales realizations decreased $43 per ton – 3 percent and

•	other products sales volumes decreased 30 percent.
These decreases were partially offset by increased pulp average sales realizations of $29 per ton – 4 percent.
Net contribution to earnings
Net contribution to earnings decreased $21 million – 39 percent – primarily due to the following:

•	higher operating costs primarily due to higher maintenance expense and lower productivity as a result of scheduled maintenance outages and the West Coast port slowdown – $30 million; and

•	lower other non operating income, which includes losses from an equity affiliate – $6 million.
These decreases were partially offset by:

•	higher pulp average sales realizations – $12 million and

•	lower Canadian operating costs due to the strengthening of the U.S. dollar – $5 million.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2015	MARCH 2014	2015 VS. 2014
Pulp – air-dry metric tons	421	440	(19)
Liquid packaging board – metric tons	62	65	(3)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	MARCH 2015	MARCH 2014	2015 VS. 2014
Pulp – air-dry metric tons	442	459	(17)
Liquid packaging board – metric tons	60	70	(10)

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014	2015 VS. 2014
Unallocated corporate function expense	$(9)	$(7)	$(2)
Unallocated share-based compensation	3	3	—
Unallocated pension and postretirement credits	3	55	(52)
Foreign exchange losses	(29)	(15)	(14)
Elimination of intersegment profit in inventory and LIFO	(12)	(19)	7
Other	(19)	9	(28)
Operating income (loss)	(63)	26	(89)
Interest income and other	9	9	—
Net contribution to earnings	$(54)	$35	$(89)
Changes in Unallocated Items were primarily related to:

•	a pretax gain recognized in first quarter 2014 related to a previously announced postretirement plan amendment – $45 million;

•
a pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State, which is recorded in "Other operating income, net" in our Consolidated Statement of Operations – $22 million;

•	charges recognized in first quarter 2014 related to our selling, general and administrative cost reduction initiative – $18 million;

•	an increase in noncash foreign exchange losses on debt held by our Canadian entity – $14 million; and

•	noncash impairment charge recognized in first quarter 2015 related to a nonstrategic asset – $13 million.

INTEREST EXPENSE
Our interest expense, net of capitalized interest incurred was:

•	$83 million during first quarter 2015 and

•	$83 million during first quarter 2014.

INCOME TAXES
Our provision for income taxes for our continuing operations was:

•	$19 million during first quarter 2015 and

•	$50 million during first quarter 2014.
Our provision for income taxes is lower in 2015 primarily due to lower earnings in our TRS.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$77 million in 2015 and

•	$109 million in 2014.
Comparing 2015 with 2014
Net cash provided by our operations decreased $32 million in 2015 as compared with 2014, primarily due to:

•	Net cash related to income taxes changed $51 million. We paid income taxes of $1 million in 2015 and received refunds of $50 million in 2014.

•	Net cash paid for interest increased $13 million, primarily due to interest received related to tax refunds in 2014. We did not receive interest related to tax refunds in 2015.

•	A $12 million increase in cash paid to employees and suppliers.
These outflows were partially offset by a $42 million decrease in net cash outflows related to discontinued operations. There was no cash flows from discontinued operations in 2015.

Expected Pension Contributions and Benefit Payments
In 2015 we expect to:

•	be required to contribute approximately $38 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $26 million for our U.S. and Canadian other postretirement plans.
We do not anticipate making a contribution to our U.S. qualified pension plan for 2015.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash used in investing activities was:

•	$119 million in 2015 and

•	$46 million in 2014.

Comparing 2015 with 2014
Net cash used in investing activities increased $73 million in 2015 as compared with 2014, primarily due to an increase in acquisitions of timberlands and capital spending, partially offset by a decrease in proceeds from sale of nonstrategic assets.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014
Timberlands	$24	$19
Wood Products	37	18
Cellulose Fibers	27	26
Unallocated Items	1	—
Discontinued operations	—	2
Total	$89	$65
We anticipate that our net capital expenditures for 2015 – excluding acquisitions – will be approximately $500 million.

CASH FROM FINANCING ACTIVITIES
Consolidated net cash used in financing activities was:

•	$380 million in 2015 and

•	$118 million in 2014.
Comparing 2015 with 2014
Net cash used in financing activities increased $262 million in 2015 as compared to 2014 primarily due to share repurchases of $253 million in 2015.

Debt
There were no payments of debt in 2015 or 2014. There are no expected debt maturities in the next 12 months.

Revolving credit facility
Weyerhaeuser Company has a $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in first quarter 2015 or 2014.

Debt Covenants
As of March 31, 2015 Weyerhaeuser Company was in compliance with all debt covenants. There have been no significant changes during first quarter 2015 to our debt covenants presented in our 2014 Annual Report on Form 10-K.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$21 million in 2015 and

•	$15 million in 2014.
Our average stock price was $35.01 and $30.09 in first quarter 2015 and 2014, respectively.

Paying dividends and repurchasing stock
We paid cash dividends on common shares of:

•	$152 million in 2015 and

•	$129 million in 2014.
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 22 cents per share to 29 cents per share in August 2014, a 32 percent increase in our quarterly dividend.
During first quarter 2015, we repurchased 7,341,566 shares of common stock for $253 million under the 2014 stock repurchase program which was approved on August 13, 2014 by our Board of Directors under which we are authorized to repurchase up to $700 million of outstanding shares. All common stock purchases under the stock repurchase program were made in open-market transactions. As of March 31, 2015, we had remaining authorization of $244 million for future stock repurchases. In total, we repurchased 13,404,559 shares of common stock for $456 million under the 2014 stock repurchase program.

PERFORMANCE MEASURES
We use Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (Adjusted EBITDA) as a key performance measure to evaluate the performance of the consolidated company and our business segments. This measure should not be considered in isolation from and is not intended to represent an alternative to our results reported in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, we believe Adjusted EBITDA provides meaningful supplemental information about our operating performance, better facilitates period to period comparisons, and is widely used by analysts, lenders, rating agencies and other interested parties.
Our definition of Adjusted EBITDA may be different from similarly titled measures reported by other companies. Adjusted EBITDA, as we define it, is operating income from continuing operations adjusted for depreciation, depletion, amortization, pension and postretirement costs not allocated to business segments (primarily interest cost, expected return on plan assets, amortization of actuarial loss and amortization of prior service cost/credit), special items and discontinued operations.

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	MARCH 2015	MARCH 2014	2015 VS. 2014
Adjusted EBITDA by Segment:
Timberlands	$215	$216	$(1)
Wood Products	88	93	(5)
Cellulose Fibers	78	92	(14)
	381	401	(20)
Unallocated Items	(48)	(29)	(19)
Total	$333	$372	$(39)
We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA to net income by segment during the quarter ended March 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$101
Interest expense, net of capitalized interest					83
Income taxes					19
Net contribution to earnings	$162	$62	$33	$(54)	203
Interest income and other	—	—	6	(9)	(3)
Operating income	162	62	39	(63)	200
Depreciation, depletion and amortization	53	26	39	5	123
Non-operating pension and postretirement credits	—	—	—	(3)	(3)
Special items(1)	—	—	—	13	13
Adjusted EBITDA	$215	$88	$78	$(48)	$333
(1)    Special items include: a $13 million noncash impairment charge related to a nonstrategic asset.
A reconciliation of Adjusted EBITDA to net income by segment during the quarter ended March 2014:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$194
Earnings from discontinued operations, net of income taxes					(10)
Interest expense, net of capitalized interest					83
Income taxes					50
Net contribution to earnings	$164	$64	$54	$35	317
Interest income and other	—	—	—	(9)	(9)
Operating income	164	64	54	26	308
Depreciation, depletion and amortization	52	29	38	4	123
Non-operating pension and postretirement credits	—	—	—	(10)	(10)
Special items(1)	—	—	—	(49)	(49)
Adjusted EBITDA	$216	$93	$92	$(29)	$372
(1)    Special items include: a $45 million pretax gain related to a previously announced postretirement plan amendment, $18 million in restructuring and closure charges related to our selling, general and administrative cost reduction initiative and a $22 million pretax gain on the sale of a landfill in Washington State.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during first quarter 2015 to our critical accounting policies presented in our 2014 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during first quarter 2015 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2015, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during first quarter 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 9: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
INFORMATION ABOUT COMMON SHARE REPURCHASES DURING FIRST QUARTER 2015
ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE REPURCHASES DURING THIRD QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
January 1 - January 31	153,429	$35.93	153,429	$491,026,463
February 1 - February 28	2,588,869	35.24	2,588,869	399,791,668
March 1 – March 31	4,599,268	33.85	4,599,268	244,089,600
Total repurchases during first quarter	7,341,566	$34.39	7,341,566	$244,089,600
During first quarter 2015, we repurchased 7,341,566 shares of common stock for $253 million under the 2014 stock repurchase program which was approved on August 13, 2014 by our Board of Directors which we are authorized to repurchase up to $700 million of outstanding shares. All common stock purchases under the stock repurchase program were made in open-market transactions. In total, we repurchased 13,404,559 shares of common stock for $456 million under the 2014 stock repurchase program.

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

WEYERHAEUSER COMPANY
Date:	May 1, 2015

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer