Form 10-Q
period 2015-06-30
WEYERHAEUSER CO
filed 2015-07-31
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 24, 2015, 514,193,591 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2015	JUNE 2014	JUNE 2015	JUNE 2014
Net sales	$1,807	$1,964	$3,528	$3,700
Cost of products sold	1,474	1,499	2,859	2,860
Gross margin	333	465	669	840
Selling expenses	28	27	56	55
General and administrative expenses	71	88	145	176
Research and development expenses	6	7	11	14
Charges for restructuring, closures and impairments (Note 12)	—	8	14	27
Other operating income, net (Note 13)	(15)	(65)	—	(140)
Operating income	243	400	443	708
Interest income and other	2	11	5	20
Interest expense, net of capitalized interest	(88)	(83)	(171)	(166)
Earnings before income taxes	157	328	277	562
Income taxes (Note 14)	(13)	(59)	(32)	(109)
Earnings from continuing operations	144	269	245	453
Earnings from discontinued operations, net of income taxes (Note 3)	—	22	—	32
Net earnings	144	291	245	485
Dividends on preference shares	(11)	(11)	(22)	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$133	$280	$223	$463
Earnings per share attributable to Weyerhaeuser common shareholders, basic (Note 4):
Continuing operations	$0.26	$0.44	$0.43	$0.73
Discontinued operations	—	0.04	—	0.06
Net earnings per share	$0.26	$0.48	$0.43	$0.79
Earnings per share attributable to Weyerhaeuser common shareholders, diluted (Note 4):
Continuing operations	$0.26	$0.43	$0.43	$0.73
Discontinued operations	—	0.04	—	0.06
Net earnings per share	$0.26	$0.47	$0.43	$0.79
Dividends paid per share	$0.29	$0.22	$0.58	$0.44
Weighted average shares outstanding (in thousands) (Note 4):
Basic	516,626	586,061	520,008	585,491
Diluted	519,804	589,766	523,595	589,542
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	JUNE 2015	JUNE 2014
Consolidated net earnings	$144	$291	$245	$485
Other comprehensive income:
Foreign currency translation adjustments	12	21	(35)	(1)
Actuarial gains, net of tax expense of $24, $18, $50 and $33	44	31	106	67
Prior service costs, net of tax expense (benefit) of $1, ($13), $1 and ($30)	—	(14)	(2)	(43)
Unrealized gains on available-for-sale securities	—	—	1	—
Total other comprehensive income	56	38	70	23
Comprehensive income	$200	$329	$315	$508
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,121	$1,580
Receivables, less allowances of $3 and $3	537	525
Receivables for taxes	12	25
Inventories (Note 5)	603	595
Prepaid expenses	82	80
Deferred tax assets	162	228
Total current assets	2,517	3,033
Property and equipment, less accumulated depreciation of $6,378 and $6,324	2,557	2,623
Construction in progress	171	131
Timber and timberlands at cost, less depletion charged to disposals	6,531	6,530
Investments in and advances to equity affiliates	176	188
Goodwill	40	40
Deferred tax assets	2	8
Other assets	274	289
Restricted financial investments held by variable interest entities	615	615
Total assets	$12,883	$13,457
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$343	$331
Accrued liabilities (Note 7)	576	587
Total current liabilities	919	918
Long-term debt (Note 8)	4,891	4,891
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred income taxes	196	206
Deferred pension and other postretirement benefits	1,166	1,319
Other liabilities	275	308
Total liabilities	7,958	8,153
Commitments and contingencies (Note 9)

Equity:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,799,711 and 13,800,000 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 514,121,330 and 524,474,315 shares	643	656
Other capital	4,163	4,519
Retained earnings	1,428	1,508
Cumulative other comprehensive loss (Note 10)	(1,323)	(1,393)
Total equity	4,925	5,304
Total liabilities and equity	$12,883	$13,457
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014
Cash flows from operations:
Net earnings	$245	$485
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	241	252
Deferred income taxes, net	16	125
Pension and other postretirement benefits (Note 6)	21	(91)
Share-based compensation expense	16	20
Charges for impairment of assets	13	1
Net gains on dispositions of assets(1)	(21)	(46)
Foreign exchange transaction losses (Note 13)	21	2
Change in:
Receivables less allowances	(26)	(48)
Receivable for taxes	14	64
Inventories	(15)	(54)
Real estate and land	—	(107)
Prepaid expenses	(2)	—
Accounts payable and accrued liabilities	(25)	(97)
Deposits on land positions and other assets	—	8
Pension and postretirement contributions / benefit payments	(39)	(63)
Other	(16)	(20)
Net cash from operations	443	431
Cash flows from investing activities:
Property and equipment	(170)	(134)
Timberlands reforestation	(27)	(25)
Acquisition of timberlands	(32)	—
Proceeds from sale of assets	6	20
Other	12	—
Cash from investing activities	(211)	(139)
Cash flows from financing activities:
Net proceeds from issuance of Weyerhaeuser Real Estate Company (WRECO) debt (Note 3)	—	887
Deposit of WRECO debt proceeds into escrow (Note 3)	—	(887)
Cash dividends on common shares	(301)	(257)
Cash dividends on preference shares	(11)	(11)
Change in book overdrafts	—	(6)
Exercises of stock options	25	54
Repurchase of common stock (Note 4)	(407)	—
Other	3	1
Cash from financing activities	(691)	(219)
Net change in cash and cash equivalents	(459)	73
Cash and cash equivalents at beginning of period	1,580	835
Cash and cash equivalents at end of period	$1,121	$908
Cash paid (received) during the period for:
Interest, net of amount capitalized of $3 and $10	$172	$153
Income taxes	$5	$(45)

(1)	Includes gains on timberland exchanges.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE ENDED JUNE 30, 2015 AND 2014

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
They do not include our intercompany transactions and accounts, which are eliminated, and noncontrolling interests are presented within equity.
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

NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of the ASU for an additional year. We plan to adopt the standard on January 1, 2018 and may use either the retrospective or cumulative effect transition method. We are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.
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
In May 2015, FASB issued ASU 2015-07, which clarifies the presentation within the fair value hierarchy of certain investments held within our pension plan. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We have not yet determined an adoption date. This new guidance eliminates the requirement to categorize certain pension investments in the fair value hierarchy. These investments will be presented separately from the fair value hierarchy and reconciled to total investments in our consolidated financial statements and related disclosures.
In July 2015, FASB issued ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO – the first-in, first-out – and moving average cost methods. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. We expect to adopt ASU 2015-11 on January 1, 2017 and are evaluating the impact on our consolidated financial statements and related disclosures.

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
We divested Weyerhaeuser Real Estate Company (WRECO) in July 2015 and that entity is excluded from the segment results below. See Note 3: Discontinued Operations for information regarding our discontinued operations.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	JUNE 2015	JUNE 2014
Sales to unaffiliated customers:
Timberlands	$336	$397	$687	$774
Wood Products	1,004	1,077	1,927	1,975
Cellulose Fibers	467	490	914	951
	1,807	1,964	3,528	3,700
Intersegment sales:
Timberlands	187	186	415	424
Wood Products	22	21	41	40
	209	207	456	464
Total sales	2,016	2,171	3,984	4,164
Intersegment eliminations	(209)	(207)	(456)	(464)
Total	$1,807	$1,964	$3,528	$3,700
Net contribution to earnings:
Timberlands	$127	$170	$289	$334
Wood Products	71	102	133	166
Cellulose Fibers	27	91	60	145
	225	363	482	645
Unallocated Items(1)	20	48	(34)	83
Net contribution to earnings from discontinued operations	—	29	—	45
Net contribution to earnings	245	440	448	773
Interest expense, net of capitalized interest (continuing and discontinued operations)	(88)	(85)	(171)	(168)
Income before income taxes (continuing and discontinued operations)	157	355	277	605
Income taxes (continuing and discontinued operations)	(13)	(64)	(32)	(120)
Net earnings	144	291	245	485
Dividends on preference shares	(11)	(11)	(22)	(22)
Net earnings attributable to Weyerhaeuser common shareholders	$133	$280	$223	$463

(1)
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NOTE 3: DISCONTINUED OPERATIONS
On July 7, 2014, we completed the divestiture of our homebuilding and real estate development business, pursuant to which WRECO became a wholly-owned subsidiary of TRI Pointe Homes, Inc. (TRI Pointe). At that time we distributed shares of WRECO to our shareholders in exchange for 59 million shares of our common stock and received net cash proceeds of $707 million. This transaction is referred to as the “Real Estate Divestiture”. Prior to the distribution of WRECO shares to our shareholders, WRECO was a wholly-owned subsidiary of Weyerhaeuser. Concurrent with the distribution to shareholders, WRECO ceased being a subsidiary. Discontinued operations relates to WRECO which was previously reported under the Real Estate segment and Unallocated Items.

The following table summarizes the components of net sales and net earnings from discontinued operations.

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2014	JUNE 2014
Net sales from discontinued operations	$317	$565
Income from operations	$27	$43
Income taxes	(5)	(11)
Net earnings from discontinued operations	$22	$32

During June 2014, WRECO issued $450 million of unsecured and unsubordinated senior obligations bearing an interest rate of 4.375 percent due June 15, 2019 and $450 million of unsecured and unsubordinated senior obligations bearing an interest rate of 5.875 percent due June 15, 2024, which were transferred along with other WRECO assets and liabilities as part of the Real Estate Divestiture. The net proceeds after deducting the discount were $887 million.

NOTE 4: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.26 during second quarter and $0.43 during year-to-date 2015; and

•	$0.48 during second quarter and $0.79 during year-to-date 2014.
Our diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.26 during second quarter and $0.43 during year-to-date 2015; and

•	$0.47 during second quarter and $0.79 during year-to-date 2014.
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

Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter and year-to-date periods ended June 30, 2015. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	JUNE 2015	JUNE 2014	JUNE 2015	JUNE 2014
Stock options	2,102	4,551	2,102	4,551
Performance share units	354	453	354	453
Preference shares	24,987	24,865	24,987	24,865
STOCK REPURCHASE PROGRAM
On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. During 2015, we repurchased 4,842,517 shares of common stock for $154 million during second quarter 2015 and 12,184,083 shares of common stock for $407 million during year-to-date 2015. All common stock purchases under the stock repurchase program were made in open-market transactions. As of June 30, 2015, we had remaining authorization of $90 million for future stock repurchases. In total, we have repurchased 18,247,076 shares of common stock for $610 million under the program authorized in 2014. We had 514 million shares of common stock outstanding as of June 30, 2015.

NOTE 5: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2015	DECEMBER 31, 2014
LIFO Inventories:
Logs and chips	$14	$9
Lumber, plywood and panels	69	55
Pulp and paperboard	110	122
Other products	15	11
FIFO or moving average cost inventories:
Logs and chips	30	38
Lumber, plywood, panels and engineered wood products	86	80
Pulp and paperboard	31	35
Other products	98	96
Materials and supplies	150	149
Total	$603	$595

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO - the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been higher by $118 million as of June 30, 2015 and $120 million as of December 31, 2014.

NOTE 6: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	JUNE 2015	JUNE 2014
Service cost(1)	$13	$13	$28	$27
Interest cost	68	69	133	138
Expected return on plan assets	(121)	(116)	(239)	(232)
Amortization of actuarial loss	47	30	91	61
Amortization of prior service cost	1	2	2	3
Total net periodic benefit cost (credit)	$8	$(2)	$15	$(3)

(1)
Service cost includes $1 million and $2 million for quarter and year-to-date ended 2014 for employees that were part of the Real Estate Divestiture. These charges are included in our results of discontinued operations.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	JUNE 2015	JUNE 2014
Interest cost	$2	$2	$5	$5
Amortization of actuarial loss	3	3	5	6
Amortization of prior service credit	(2)	(47)	(4)	(95)
Other	—	—	—	(4)
Total net periodic benefit cost (credit)	$3	$(42)	$6	$(88)
During fourth quarter 2013, we decided to eliminate post-Medicare health funding for certain salaried retirees after 2014. We recognized a pretax gain of $45 million in second quarter 2014 and $90 million in year-to-date 2014 from this plan amendment. This gain is included in "Other operating income, net" in our Consolidated Statement of Operations and reflected in the amortization of prior service credit in the table above.

VALUATION OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS ASSETS AND OBLIGATION
We estimate the fair value of pension plan assets based upon the information available during the year-end reporting process. In some cases, primarily private equity funds, the information available consists of net asset values as of an interim date, cash flows between the interim date and the end of the year and market events. We revised the year-end estimated fair value of pension plan assets to incorporate year-end net asset values reflected in financial statements received after we have filed our Annual Report on Form 10-K. During second quarter 2015, we recorded an increase in the fair value of the pension assets of $57 million, or 1 percent. We also revised our census data that is used to estimate our projected benefit obligation for pension and other postretirement benefit plans. As a result of that update, during second quarter 2015, we recorded an increase to the projected benefit obligation of $25 million, or less than 1 percent. The net effect was a $32 million increase in the funded status.
EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
We do not anticipate making a contribution to our U.S. qualified pension plan for 2015. In 2015 we expect to:

•	be required to contribute approximately $38 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $25 million for our U.S. and Canadian other postretirement plans.

NOTE 7: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	JUNE 30, 2015	DECEMBER 31, 2014
Wages, salaries and severance pay	$118	$161
Pension and other postretirement benefits	47	47
Vacation pay	47	47
Taxes – Social Security and real and personal property	34	24
Interest	103	105
Customer rebates and volume discounts	39	46
Deferred income	82	75
Other	106	82
Total	$576	$587

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	JUNE 30, 2015		DECEMBER 31, 2014
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$5,752	$4,891	$5,922
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
As of June 30, 2015, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $28 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accrual has not changed materially since the end of 2014.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of June 30, 2015, our total accrual for these obligations was $38 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet. The accruals have not changed materially since the end of 2014.
Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 10: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2014	$304	$(1,623)	$(15)	$(108)	$43	$6	$(1,393)
Other comprehensive income (loss) before reclassifications	(35)	40	2	20	(1)	1	27
Income taxes	—	(11)	(1)	(7)	—	—	(19)
Net other comprehensive income (loss) before reclassifications	(35)	29	1	13	(1)	1	8
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	91	2	5	(4)	—	94
Income taxes	—	(31)	(1)	(1)	1	—	(32)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	60	1	4	(3)	—	62
Total other comprehensive income (loss)	(35)	89	2	17	(4)	1	70
Ending balance as of June 30, 2015	$269	$(1,534)	$(13)	$(91)	$39	$7	$(1,323)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 6: Pension and Other Postretirement Benefit Plans.

NOTE 11: SHARE-BASED COMPENSATION
In year-to-date 2015, we granted 2,122,608 stock options, 433,469 restricted stock units, 238,662 performance share units and 58,373 stock appreciation rights. In addition, 364,576 outstanding restricted stock units and 241,734 outstanding performance share units vested during year-to-date 2015. A total of 1,626,146 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.

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

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of June 30, 2015.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of June 30, 2015

JUNE 30, 2015
Expected volatility	19.36%
Expected dividends	3.56%
Expected term (in years)	1.97
Risk-free rate	0.64%
Weighted average fair value	$9.17
The vesting and post-termination vesting terms for stock appreciation rights granted in 2015 are the same as for stock options described above.

NOTE 12: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Items Included in Our Restructuring, Closure and Asset Impairment Charges

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	JUNE 2015	JUNE 2014
Restructuring and closure charges:
Termination benefits	$—	$6	$—	$23
Other restructuring and closure costs	—	1	1	3
Charges for restructuring and closures	—	7	1	26
Impairments of long-lived assets	—	1	13	1
Total charges for restructuring, closures and impairments	$—	$8	$14	$27
During 2015, we recognized a noncash impairment charge of $13 million in first quarter 2015 related to a nonstrategic asset held in Unallocated Items that was sold in second quarter 2015. The fair value of the asset was determined using significant unobservable inputs (level 3) based on discounted cash flow model. During 2014, our restructuring and closure charges were primarily related to our selling, general and administrative cost reduction initiative to support achieving our competitive performance goals.

Changes in accrued severance related to restructuring during the year-to-date period ended June 30, 2015 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2014	$10
Charges	—
Payments	(7)
Accrued severance as of June 30, 2015	$3

The majority of the accrued severance balance as of June 30, 2015, is expected to be paid within one year.

NOTE 13: OTHER OPERATING INCOME, NET
Other operating income, net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Income, Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	JUNE 2015	JUNE 2014
Gain on postretirement plan amendment (Note 6)	$—	$(45)	$—	$(90)
Gain on disposition of nonstrategic assets	(4)	(1)	(6)	(24)
Foreign exchange losses (gains), net	(8)	(12)	21	2
Land management income	(10)	(9)	(18)	(16)
Other, net	7	2	3	(12)
Total other operating income, net	$(15)	$(65)	$—	$(140)
Gain on disposition of nonstrategic assets in 2014 included a $22 million pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State.
Foreign exchange losses (gains) result from changes in exchange rates on transactions, primarily related to our Canadian operations.
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
The 2015 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2015 estimated annual effective tax rate for our TRS is approximately 30 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings, partially offset by state income taxes.

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
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended June 30, 2015, compared to the quarter and year-to-date periods ended June 30, 2014.

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

CONSOLIDATED RESULTS
How We Did in Second Quarter and Year-to-Date 2015
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters and year-to-date periods ended June 30, 2015 and 2014:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Net sales	$1,807	$1,964	$(157)	$3,528	$3,700	$(172)
Operating income	$243	$400	$(157)	$443	$708	$(265)
Earnings of discontinued operations, net of tax	$—	$22	$(22)	$—	$32	$(32)
Net earnings attributable to Weyerhaeuser common shareholders	$133	$280	$(147)	$223	$463	$(240)
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.26	$0.48	$(0.22)	$0.43	$0.79	$(0.36)
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.26	$0.47	$(0.21)	$0.43	$0.79	$(0.36)

Comparing Second Quarter 2015 with Second Quarter 2014
Net sales
Net sales decreased $157 million – 8 percent – primarily due to the following:

•
Wood Products segment sales decreased $73 million, primarily due to lower average sales realizations for structural lumber and oriented strand board (OSB), and lower shipment volumes of structural lumber and engineered I-joists. These decreases were partially offset by higher OSB volumes and higher sales from complementary building products.

•	Timberlands segment sales decreased $61 million, primarily due to lower average log sales realizations and sales volumes in the West, and lower timberlands exchanges.

•
Cellulose Fibers segment sales decreased $23 million, primarily due to lower average sales realizations for pulp and liquid packaging board, and lower sales volumes for pulp and other products. These decreases were partially offset by higher sales volumes for liquid packaging board.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $147 million – 53 percent – primarily due to the following:

•
lower gross margin – $132 million – primarily due to increased scheduled maintenance outage days in our Cellulose Fibers segment, lower average log sales realizations and timberlands exchanges in our Timberlands segment, and lower average sales realizations in lumber and OSB in our Wood Products segment;

•	lower other operating income – $50 million – primarily due to a $45 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment; and

•	earnings from discontinued operations recognized in 2014 – $22 million. There were no earnings from discontinued operations in 2015.
These decreases were partially offset by:

•	lower tax expense primarily due to lower earnings in our Taxable REIT Subsidiary (TRS) – $46 million; and

•	lower selling, general and administrative expenses – $16 million.

Comparing Year-to-Date 2015 with Year-to-Date 2014
Net sales
Net sales decreased $172 million – 5 percent – primarily due to the following:

•	Timberlands segment sales decreased $87 million, primarily due to lower average log sales realizations and export sales volumes in the West.

•
Wood Products segment sales decreased $48 million, primarily due to lower average sales realizations for structural lumber and OSB, partially offset by higher shipment volumes of structural lumber and OSB and higher sales from complementary building products.

•	Cellulose Fibers segment sales decreased $37 million, primarily due to lower sales volumes for all products and lower liquid packaging board average sales realizations.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $240 million – 52 percent – primarily due to the following:

•
lower gross margin – $171 million – primarily due to increased scheduled maintenance outage days in our Cellulose Fibers segment, lower average log sales realizations and sales volumes in our Timberlands segment and lower average sales realizations in lumber and OSB in our Wood Products segment;

•
lower other operating income – $140 million – primarily due to a $90 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment, a $22 million pretax gain recognized in 2014 on the sale of a landfill in Washington State and an $18 million increase in 2015 in noncash foreign exchange losses on debt held by our Canadian entity; and

•	earnings from discontinued operations recognized in 2014 – $32 million. There were no earnings from discontinued operations in 2015.
These decreases were partially offset by:

•	lower tax expense primarily due to lower earnings in our TRS – $77 million; and

•	lower selling, general and administrative expenses – $30 million.

TIMBERLANDS
How We Did Second Quarter and Year-to-Date 2015
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Net sales to unaffiliated customers:
Logs:
West	$221	$261	$(40)	$431	$518	$(87)
South	58	60	(2)	116	122	(6)
Canada	3	1	2	11	7	4
Subtotal logs sales	282	322	(40)	558	647	(89)
Chip sales	4	2	2	8	5	3
Timberlands exchanges(1)	5	28	(23)	30	32	(2)
Higher and better-use land sales(1)	3	7	(4)	5	10	(5)
Minerals, oil and gas	5	8	(3)	12	15	(3)
Products from international operations(2)	25	26	(1)	49	50	(1)
Other products	12	4	8	25	15	10
Subtotal net sales to unaffiliated customers	336	397	(61)	687	774	(87)
Intersegment sales:
United States	139	143	(4)	288	286	2
Other	48	43	5	127	138	(11)
Subtotal intersegment sales	187	186	1	415	424	(9)
Total sales	$523	$583	$(60)	$1,102	$1,198	$(96)
Net contribution to earnings	$127	$170	$(43)	$289	$334	$(45)

(1)	Significant dispositions of higher and better-use timberland and some nonstrategic timberlands are made through subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations. Includes sales of our operations in Uruguay and Brazil (sold in third quarter 2014).

Comparing Second Quarter 2015 with Second Quarter 2014
Net sales – unaffiliated customers
Net sales to unaffiliated customers decreased $61 million – 15 percent – primarily due to a $40 million decrease in Western log sales as a result of lower average sales realizations and sales volumes, and a $23 million decrease in sales from timberlands exchanges.
Net contribution to earnings
Net contribution to earnings decreased $43 million – 25 percent – primarily due to the following:

•	lower average log sales realizations in the West – $35 million and

•	lower timberlands exchanges – $19 million.

These decreases were partially offset by:

•	higher average sales realizations in the South – $5 million; and

•	lower operating costs primarily due to lower logging costs in the South – $5 million.

Comparing Year-to-Date 2015 with Year-to-Date 2014
Net sales – unaffiliated customers
Net sales to unaffiliated customers decreased $87 million – 11 percent – due to a decrease in Western log sales as a result of lower average sales realizations and export sales volumes.
Intersegment sales
Intersegment sales decreased $9 million – 2 percent – primarily due to an $11 million decrease in Canada as a result of lower log and chip sales volumes.
Net contribution to earnings
Net contribution to earnings decreased $45 million – 13 percent – primarily due to the following:

•	lower average log sales realizations in the West – $60 million and

•	lower sales volumes in the West and South – $25 million.
These decreases were partially offset by:

•	higher average sales realizations in the South – $11 million;

•	lower operating costs primarily due to lower logging costs in the South and lower log purchases in the West – $19 million; and

•	lower selling, general and administrative expenses – $7 million.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Third party log sales – cubic meters:
West	2,330	2,390	(60)	4,450	4,636	(186)
South	1,295	1,339	(44)	2,566	2,724	(158)
Canada	75	30	45	320	186	134
International	179	139	40	329	286	43
Total	3,879	3,898	(19)	7,665	7,832	(167)
Fee harvest volumes – cubic meters:
West	2,811	2,888	(77)	5,722	5,763	(41)
South	2,912	2,715	197	5,644	5,581	63
International	219	249	(30)	458	498	(40)
Total	5,942	5,852	90	11,824	11,842	(18)

WOOD PRODUCTS
How We Did Second Quarter and Year-to-Date 2015
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Net sales:
Structural lumber	$450	$515	$(65)	$884	$942	$(58)
Engineered solid section	113	114	(1)	207	204	3
Engineered I-joists	76	81	(5)	137	140	(3)
Oriented strand board	147	159	(12)	284	307	(23)
Softwood plywood	36	35	1	69	65	4
Other products produced	48	45	3	96	87	9
Complementary building products	134	128	6	250	230	20
Total	$1,004	$1,077	$(73)	$1,927	$1,975	$(48)
Net contribution to earnings	$71	$102	$(31)	$133	$166	$(33)
Comparing Second Quarter 2015 with Second Quarter 2014
Net sales
Net sales decreased $73 million – 7 percent – primarily due to the following:

•	Structural lumber average sales realizations decreased 10 percent and shipment volumes decreased 3 percent,

•	OSB average sales realizations decreased 15 percent, and

•	Engineered I-joists shipment volumes decreased 9 percent.

These items were partially offset by:

•	a 9 percent increase in OSB shipment volumes and

•	a 5 percent increase in complementary building products.
Net contribution to earnings
Net contribution to earnings decreased $31 million – 30 percent – primarily due to lower average sales realizations in lumber and OSB – $76 million. This decrease was mostly offset by:

•	lower unit manufacturing costs due to lower energy costs and lower translated Canadian operating costs due to the strengthening U.S. dollar – $21 million;

•	lower log costs due to decreasing log prices – $16 million; and

•	lower selling, general and administrative expenses – $4 million.

Comparing Year-to-Date 2015 with Year-to-Date 2014
Net sales
Net sales decreased $48 million – 2 percent – primarily due to the following:

•	Structural lumber average sales realizations decreased 8 percent and

•	OSB average sales realizations decreased 15 percent.
These items were partially offset by:

•	a 9 percent increase in OSB shipment volumes,

•	a 3 percent increase in structural lumber shipment volumes, and

•	a 9 percent increase in complementary building products.
Net contribution to earnings
Net contribution to earnings decreased $33 million – 20 percent – primarily due to lower average sales realizations in lumber and OSB – $129 million. This decrease was mostly offset by:

•	higher average sales realizations in engineered wood products – $9 million;

•	lower unit manufacturing costs due to lower energy costs, higher operating rates, and lower translated Canadian operating costs due to the strengthening U.S. dollar – $49 million;

•	lower log costs due to decreasing log prices – $18 million; and

•	lower selling, general and administrative expenses – $16 million.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Structural lumber – board feet	1,175	1,206	(31)	2,250	2,195	55
Engineered solid section – cubic feet	5.6	5.8	(0.2)	10.4	10.4	—
Engineered I-joists – lineal feet	50	55	(5)	91	95	(4)
Oriented strand board – square feet (3/8”)	771	706	65	1,471	1,347	124
Softwood plywood – square feet (3/8”)	101	102	(1)	190	192	(2)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES
Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of OSB and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Structural lumber – board feet:
Production	1,087	1,081	6	2,130	2,090	40
Outside purchase	98	82	16	187	160	27
Total	1,185	1,163	22	2,317	2,250	67
Engineered solid section – cubic feet:
Production	5.6	5.7	(0.1)	10.6	10.6	—
Outside purchase	—	0.5	(0.5)	—	2.3	(2.3)
Total	5.6	6.2	(0.6)	10.6	12.9	(2.3)
Engineered I-joists – lineal feet:
Production	48	55	(7)	91	99	(8)
Outside purchase	1	3	(2)	2	4	(2)
Total	49	58	(9)	93	103	(10)
Oriented strand board – square feet (3/8”):
Production	700	681	19	1,404	1,338	66
Outside purchase	81	51	30	146	104	42
Total	781	732	49	1,550	1,442	108
Softwood plywood – square feet (3/8”):
Production	63	60	3	124	119	5
Outside purchase	27	36	(9)	64	69	(5)
Total	90	96	(6)	188	188	—

CELLULOSE FIBERS
How We Did in Second Quarter and Year-to-Date 2015
Here is a comparison of net sales and net contribution to earnings for the quarters and year-to-date periods ended June 30, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Net sales:
Pulp	$368	$383	$(15)	$728	$746	$(18)
Liquid packaging board	84	87	(3)	158	167	(9)
Other products	15	20	(5)	28	38	(10)
Total	$467	$490	$(23)	$914	$951	$(37)
Net contribution to earnings	$27	$91	$(64)	$60	$145	$(85)

Comparing Second Quarter 2015 with Second Quarter 2014
Net sales
Net sales decreased $23 million – 5 percent – primarily due to the following:

•	pulp average sales realizations decreased $22 per ton – 3 percent, and sales volumes decreased 1 percent; and

•	liquid packaging board average sales realizations decreased $66 per ton – 5 percent.
These decreases were partially offset by increased liquid packaging board sales volumes of 3 percent.
Net contribution to earnings
Net contribution to earnings decreased $64 million – 70 percent – primarily due to the following:

•	lower pulp average sales realizations – $9 million,

•	lower liquid packaging board average sales realizations – $6 million,

•	higher operating costs primarily due to increased scheduled maintenance outage days and the West Coast port slowdown – $54 million and

•	losses from an equity affiliate – $7 million.
These decreases were partially offset by:

•	lower net energy costs – $7 million and

•	lower translated Canadian operating costs due to the strengthening of the U.S. dollar – $5 million.

Comparing Year-to-Date 2015 with Year-to-Date 2014
Net sales
Net sales decreased $37 million – 4 percent – primarily due to the following:

•	pulp sales volumes decreased 3 percent and

•	liquid packaging board average sales realizations decreased $55 per ton – 4 percent.
Net contribution to earnings
Net contribution to earnings decreased $85 million – 59 percent – primarily due to the following:

•	higher operating costs primarily due to increased scheduled maintenance outage days and the West Coast port slowdown – $84 million and

•	losses from an equity affiliate – $13 million.
These decreases were partially offset by:

•	lower translated Canadian operating costs due to the strengthening of the U.S. dollar – $10 million and

•	lower net energy costs – $7 million.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Pulp – air-dry metric tons	448	454	(6)	869	894	(25)
Liquid packaging board – metric tons	69	67	2	131	132	(1)

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Pulp – air-dry metric tons	422	467	(45)	864	926	(62)
Liquid packaging board – metric tons	64	72	(8)	124	142	(18)

UNALLOCATED ITEMS
Unallocated Items are gains or charges not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Unallocated corporate function expense	$(7)	$(7)	$—	$(16)	$(14)	$(2)
Unallocated share-based compensation	1	(6)	7	4	(3)	7
Unallocated pension and postretirement credits	3	56	(53)	6	111	(105)
Foreign exchange gains (losses)	9	13	(4)	(20)	(2)	(18)
Elimination of intersegment profit in inventory and LIFO	18	(1)	19	6	(20)	26
Other	(13)	(18)	5	(32)	(9)	(23)
Operating income (loss)	11	37	(26)	(52)	63	(115)
Interest income and other	9	11	(2)	18	20	(2)
Net contribution to earnings	$20	$48	$(28)	$(34)	$83	$(117)
Changes in Unallocated Items were primarily related to:

•	a pretax gain related to a previously announced postretirement plan amendment – $45 million recognized in second quarter 2014 and $90 million recognized in first half 2014;

•
a pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State, which is recorded in "Other operating income, net" in our Consolidated Statement of Operations – $22 million;

•	charges related to our selling, general and administrative cost reduction initiative – $6 million recognized in second quarter 2014 and $24 million recognized in first half 2014;

•	an increase in noncash foreign exchange losses on debt held by our Canadian entity – $18 million in first half 2015; and

•	a noncash impairment charge recognized in first quarter 2015 related to a nonstrategic asset that was sold in second quarter 2015 – $13 million.

INTEREST EXPENSE
Our interest expense, net of capitalized interest incurred was:

•	$88 million during second quarter 2015 and $171 million during year-to-date 2015 and

•	$83 million during second quarter 2014 and $166 million during year-to-date 2014.

INCOME TAXES
Our provision for income taxes for our continuing operations was:

•	$13 million during second quarter 2015 and $32 million during year-to-date 2015

•	$59 million during second quarter 2014 and $109 million during year-to-date 2014.
Our provision for income taxes is lower in 2015 primarily due to lower earnings in our TRS.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$443 million in 2015 and

•	$431 million in 2014.
Comparing 2015 with 2014
Net cash provided by our operations increased $12 million in 2015 as compared with 2014, primarily due to:

•	A $159 million decrease in cash paid to employees and suppliers.

•	A $54 million net cash outflow in 2014 related to discontinued operations. There was no cash flows from discontinued operations in 2015.
These inflows were partially offset by:

•	A $126 million decrease in cash received from customers.

•	Net cash related to income taxes changed $65 million. We paid income taxes of $5 million in 2015 and received refunds of $60 million in 2014.

Expected Pension Contributions and Benefit Payments
We do not anticipate making a contribution to our U.S. qualified pension plan for 2015. In 2015 we expect to:

•	be required to contribute approximately $38 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $25 million for our U.S. and Canadian other postretirement plans.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash used in investing activities was:

•	$211 million in 2015 and

•	$139 million in 2014.
Comparing 2015 with 2014
Net cash used in investing activities increased $72 million in 2015 as compared with 2014, primarily due to an increase in acquisitions of timberlands and capital spending, partially offset by a decrease in proceeds from sale of nonstrategic assets.

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014
Timberlands	$41	$37
Wood Products	97	56
Cellulose Fibers	58	61
Unallocated Items	1	1
Discontinued operations	—	4
Total	$197	$159
We anticipate that our net capital expenditures for 2015 – excluding acquisitions – will be approximately $500 million.

CASH FROM FINANCING ACTIVITIES
Consolidated net cash used in financing activities was:

•	$691 million in 2015 and

•	$219 million in 2014.
Comparing 2015 with 2014
Net cash used in financing activities increased $472 million in 2015 as compared to 2014 primarily due to share repurchases of $407 million in 2015. There were no repurchases in year-to-date 2014.

Debt
During June 2014, WRECO issued $450 million of unsecured and unsubordinated senior obligations bearing an interest rate of 4.375 percent due June 15, 2019 and $450 million of unsecured and unsubordinated senior obligations bearing an interest rate of 5.875 percent due June 15, 2024, which were transferred along with other WRECO assets and liabilities as part of the Real Estate Divestiture. The net proceeds after deducting the discount were $887 million.
There were no payments of debt in 2015 or 2014. There are no expected debt maturities in the next 12 months.

Revolving credit facility
Weyerhaeuser Company has a $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in year-to-date 2015 or 2014.

Debt Covenants
As of June 30, 2015 Weyerhaeuser Company was in compliance with all debt covenants. There have been no significant changes during year-to-date 2015 to our debt covenants presented in our 2014 Annual Report on Form 10-K.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$25 million in 2015 and

•	$54 million in 2014.
Our average stock price was $33.55 and $30.16 in year-to-date 2015 and 2014, respectively.

Paying dividends and repurchasing stock
We paid cash dividends on common shares of:

•	$301 million in 2015 and

•	$257 million in 2014.
The increase in dividends paid is primarily due to the increase in our quarterly dividend from 22 cents per share to 29 cents per share in August 2014, a 32 percent increase in our quarterly dividend.
On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. During 2015, we repurchased 4,842,517 shares of common stock for $154 million during second quarter 2015 and 12,184,083 shares of common stock for $407 million during year-to-date 2015. All common stock purchases under the stock repurchase program were made in open-market transactions. As of June 30, 2015, we had remaining authorization of $90 million for future stock repurchases. In total, we have repurchased 18,247,076 shares of common stock for $610 million under the program authorized in 2014. We had 514 million shares of common stock outstanding as of June 30, 2015.

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

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	JUNE 2015	JUNE 2014	2015 VS. 2014	JUNE 2015	JUNE 2014	2015 VS. 2014
Adjusted EBITDA by Segment:
Timberlands	$178	$221	$(43)	$393	$437	$(44)
Wood Products	98	132	(34)	186	225	(39)
Cellulose Fibers	72	130	(58)	150	222	(72)
	348	483	(135)	729	884	(155)
Unallocated Items	10	(11)	21	(38)	(40)	2
Total	$358	$472	$(114)	$691	$844	$(153)
We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each.

The table below reconciles Adjusted EBITDA to net income by segment during the quarter ended June 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$144
Interest expense, net of capitalized interest					88
Income taxes					13
Net contribution to earnings	$127	$71	$27	$20	245
Interest income and other	—	—	7	(9)	(2)
Operating income	127	71	34	11	243
Depreciation, depletion and amortization	51	27	38	2	118
Non-operating pension and postretirement credits	—	—	—	(3)	(3)
Adjusted EBITDA	$178	$98	$72	$10	$358
The table below reconciles Adjusted EBITDA to net income by segment during the quarter ended June 2014:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$291
Earnings from discontinued operations, net of income taxes					(22)
Interest expense, net of capitalized interest					83
Income taxes					59
Net contribution to earnings	$170	$102	$91	$48	411
Interest income and other	—	—	—	(11)	(11)
Operating income	170	102	91	37	400
Depreciation, depletion and amortization	51	30	39	2	122
Non-operating pension and postretirement credits	—	—	—	(11)	(11)
Special items(1)	—	—	—	(39)	(39)
Adjusted EBITDA	$221	$132	$130	$(11)	$472
(1)    Special items include: a $45 million pretax gain related to a previously announced postretirement plan amendment and $6 million in restructuring and closure charges related to our selling, general and administrative cost reduction initiative.

The table below reconciles Adjusted EBITDA to net income by segment during the year-to-date period ended June 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$245
Interest expense, net of capitalized interest					171
Income taxes					32
Net contribution to earnings	$289	$133	$60	$(34)	448
Interest income and other	—	—	13	(18)	(5)
Operating income (loss)	289	133	73	(52)	443
Depreciation, depletion and amortization	104	53	77	7	241
Non-operating pension and postretirement credits	—	—	—	(6)	(6)
Special items(1)	—	—	—	13	13
Adjusted EBITDA	$393	$186	$150	$(38)	$691
(1)    Special items include: a $13 million noncash impairment charge related to a nonstrategic asset.
The table below reconciles Adjusted EBITDA to net income by segment during the year-to-date period ended June 2014:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$485
Earnings from discontinued operations, net of income taxes					(32)
Interest expense, net of capitalized interest					166
Income taxes					109
Net contribution to earnings	$334	$166	$145	$83	728
Interest income and other	—	—	—	(20)	(20)
Operating income	334	166	145	63	708
Depreciation, depletion and amortization	103	59	77	6	245
Non-operating pension and postretirement credits	—	—	—	(21)	(21)
Special items(1)	—	—	—	(88)	(88)
Adjusted EBITDA	$437	$225	$222	$(40)	$844
(1)    Special items include: a $90 million pretax gain related to a previously announced postretirement plan amendment, $24 million in restructuring and closure charges related to our selling, general and administrative cost reduction initiative and a $22 million pretax gain on the sale of a landfill in Washington State.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes during year-to-date 2015 to our critical accounting policies presented in our 2014 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No changes occurred during year-to-date 2015 that had a material effect on the information relating to quantitative and qualitative disclosures about market risk that was provided in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2015, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during second quarter 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

LEGAL PROCEEDINGS
Refer to “Notes to Consolidated Financial Statements – Note 9: Legal Proceedings, Commitments and Contingencies.”

RISK FACTORS
Our risk factors are discussed in our 2014 Annual Report on Form 10-K. The following information updates, and should be read in conjunction with, the risk factors disclosed in our 2014 Annual Report on Form 10-K.

Regulation of Water
On June 29, 2015, the United States Environmental Protection Agency and Corps of Engineers adopted new regulations concerning the scope of the federal Clean Water Act that we believe broadens the agencies’ assertion of jurisdiction in certain respects. The new regulations could increase the number and scope of permits required for certain forestry-related activities and could result in additional costs. We are currently evaluating the potential impact of the new regulations on our operations. We do not expect that the new regulations will affect Weyerhaeuser differentially to other forest landowners. Several parties, including states and trade associations, have filed lawsuits in various federal courts seeking to invalidate and enjoin implementation of the new regulations. The outcome of that litigation is uncertain.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
INFORMATION ABOUT COMMON SHARE REPURCHASES DURING SECOND QUARTER 2015
ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE REPURCHASES DURING THIRD QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
April 1 – April 30	1,515,027	$31.90	1,515,027	$195,766,759
May 1 – May 31	1,929,564	$31.74	1,929,564	134,523,863
June 1 – June 30	1,397,926	$31.82	1,397,926	90,047,982
Total repurchases during second quarter	4,842,517	$31.81	4,842,517	$90,047,982
On August 13, 2014, our Board of Directors approved the 2014 stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares. During 2015, we repurchased 4,842,517 shares of common stock for $154 million during second quarter 2015 and 12,184,083 shares of common stock for $407 million during year-to-date 2015. All common stock purchases under the stock repurchase program were made in open-market transactions. As of June 30, 2015, we had remaining authorization of $90 million for future stock repurchases. In total, we have repurchased 18,247,076 shares of common stock for $610 million under the program authorized in 2014. We had 514 million shares of common stock outstanding as of June 30, 2015.

EXHIBITS

10	First Amendment to Tax Sharing Agreement dated as of July 7, 2015 by and among Weyerhaeuser Company, TRI Pointe Holdings, Inc. (f/k/a Weyerhaeuser Real Estate Company) and TRI Pointe Homes, Inc.

12	Statements regarding computation of ratios

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYERHAEUSER COMPANY
Date:	July 31, 2015

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer