Form 10-Q
period 2015-09-30
WEYERHAEUSER CO
filed 2015-10-30
CIK 106535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 23, 2015, 510,577,991 shares of the registrant’s common stock ($1.25 par value) were outstanding.

FINANCIAL INFORMATION

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2015	SEPTEMBER 2014	SEPTEMBER 2015	SEPTEMBER 2014
Net sales	$1,820	$1,915	$5,348	$5,615
Cost of products sold	1,445	1,504	4,304	4,364
Gross margin	375	411	1,044	1,251
Selling expenses	27	28	83	83
General and administrative expenses	60	73	205	249
Research and development expenses	6	5	17	19
Charges for restructuring, closures and impairments (Note 12)	2	10	16	37
Other operating costs (income), net (Note 13)	21	(23)	21	(163)
Operating income	259	318	702	1,026
Interest income and other	4	7	9	27
Interest expense, net of capitalized interest	(88)	(88)	(259)	(254)
Earnings before income taxes	175	237	452	799
Income tax (expense) benefit (Note 14)	16	(39)	(16)	(148)
Earnings from continuing operations	191	198	436	651
Earnings from discontinued operations, net of income taxes (Note 3)	—	966	—	998
Net earnings	191	1,164	436	1,649
Dividends on preference shares	(11)	(11)	(33)	(33)
Net earnings attributable to Weyerhaeuser common shareholders	$180	$1,153	$403	$1,616
Earnings per share attributable to Weyerhaeuser common shareholders, basic (Note 4):
Continuing operations	$0.35	$0.35	$0.78	$1.09
Discontinued operations	—	1.82	—	1.76
Net earnings per share	$0.35	$2.17	$0.78	$2.85
Earnings per share attributable to Weyerhaeuser common shareholders, diluted (Note 4):
Continuing operations	$0.35	$0.35	$0.77	$1.08
Discontinued operations	—	1.80	—	1.75
Net earnings per share	$0.35	$2.15	$0.77	$2.83
Dividends paid per share	$0.31	$0.29	$0.89	$0.73
Weighted average shares outstanding (in thousands) (Note 4):
Basic	514,301	531,913	518,121	567,436
Diluted	517,088	536,012	521,455	571,503
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	SEPTEMBER 2015	SEPTEMBER 2014
Net earnings	$191	$1,164	$436	$1,649
Other comprehensive income:
Foreign currency translation adjustments	(43)	(26)	(78)	(27)
Actuarial gains (losses), net of tax expense (benefit) of $25, ($91), $75 and ($58)	55	(143)	161	(76)
Prior service costs, net of tax expense (benefit) of ($1), ($13), $0 and ($43)	(1)	(25)	(3)	(68)
Unrealized gains on available-for-sale securities	(1)	—	—	—
Total other comprehensive income (loss)	10	(194)	80	(171)
Comprehensive income	$201	$970	$516	$1,478
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,048	$1,580
Receivables, less allowances of $3 and $3	545	525
Receivables for taxes	14	25
Inventories (Note 5)	590	595
Prepaid expenses	87	80
Deferred tax assets	218	228
Total current assets	2,502	3,033
Property and equipment, less accumulated depreciation of $6,361 and $6,324	2,484	2,623
Construction in progress	231	131
Timber and timberlands at cost, less depletion charged to disposals	6,507	6,530
Investments in and advances to equity affiliates	174	188
Goodwill	40	40
Deferred tax assets	—	8
Other assets	267	289
Restricted financial investments held by variable interest entities	615	615
Total assets	$12,820	$13,457
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$344	$331
Accrued liabilities (Note 7)	554	587
Total current liabilities	898	918
Long-term debt (Note 8)	4,891	4,891
Long-term debt (nonrecourse to the company) held by variable interest entities	511	511
Deferred income taxes	259	206
Deferred pension and other postretirement benefits	1,106	1,319
Other liabilities	277	308
Total liabilities	7,942	8,153
Commitments and contingencies (Note 9)

Equity:
Mandatory convertible preference shares, series A: $1.00 par value; $50.00 liquidation; authorized 40,000,000 shares; issued and outstanding: 13,799,711 and 13,800,000 shares	14	14
Common shares: $1.25 par value; authorized 1,360,000,000 shares; issued and outstanding: 511,032,862 and 524,474,315 shares	639	656
Other capital	4,089	4,519
Retained earnings	1,449	1,508
Cumulative other comprehensive loss (Note 10)	(1,313)	(1,393)
Total equity	4,878	5,304
Total liabilities and equity	$12,820	$13,457
See accompanying Notes to Consolidated Financial Statements.

WEYERHAEUSER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014
Cash flows from operations:
Net earnings	$436	$1,649
Noncash charges (credits) to earnings:
Depreciation, depletion and amortization	359	375
Deferred income taxes, net	10	170
Pension and other postretirement benefits (Note 6)	32	(104)
Share-based compensation expense	22	29
Charges for impairment of assets	14	1
Net gain on dispositions of assets(1)	(30)	(1,048)
Foreign exchange transaction losses (Note 13)	41	15
Change in:
Receivables less allowances	(41)	(28)
Receivable for taxes	11	77
Inventories	(9)	(46)
Real estate and land	—	(133)
Prepaid expenses	(2)	6
Accounts payable and accrued liabilities	(47)	(76)
Deposits on land positions and other assets	—	15
Pension and postretirement contributions / benefit payments	(59)	(85)
Other	(12)	(33)
Net cash from operations	725	784
Cash flows from investing activities:
Property and equipment	(276)	(239)
Timberlands reforestation	(33)	(32)
Acquisition of timberlands	(34)	—
Net proceeds from Real Estate Divestiture, net of cash divested (Note 3)	—	707
Proceeds from sale of assets	7	24
Other	12	25
Cash from investing activities	(324)	485
Cash flows from financing activities:
Net proceeds from issuance of Weyerhaeuser Real Estate Company (WRECO) debt (Note 3)	—	887
Deposit of WRECO debt proceeds into escrow (Note 3)	—	(887)
Cash dividends on common shares	(460)	(411)
Cash dividends on preference shares	(22)	(22)
Change in book overdrafts	—	(17)
Exercises of stock options	29	84
Repurchase of common stock (Note 4)	(484)	(123)
Other	4	5
Cash from financing activities	(933)	(484)
Net change in cash and cash equivalents	(532)	785
Cash and cash equivalents at beginning of period	1,580	835
Cash and cash equivalents at end of period	$1,048	$1,620
Cash paid (received) during the period for:
Interest, net of amount capitalized of $4 and $12	$290	$253
Income taxes	$4	$(40)
Noncash investing and financing activity:
Common shares tendered in WRECO divestiture (Note 3)	$—	$1,954

(1)	Includes gains on timberland exchanges.

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTERS AND YEAR-TO-DATE ENDED SEPTEMBER 30, 2015 AND 2014

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

NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for an additional year. We plan to adopt the standard on January 1, 2018 and may use either the retrospective or cumulative effect transition method. We are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.
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
In May 2015, FASB issued ASU 2015-07, which clarifies the presentation within the fair value hierarchy of certain investments held within our pension plan. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We have not yet determined an adoption date. This new guidance eliminates the requirement to categorize certain pension investments in the fair value hierarchy. Upon adoption these investments will be presented separately from the fair value hierarchy and reconciled to total investments in our consolidated financial statements and related disclosures.
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
We divested Weyerhaeuser Real Estate Company (WRECO) in July 2014 and that entity is excluded from the segment results below. See Note 3: Discontinued Operations for information regarding our discontinued operations.

An analysis and reconciliation of our business segment information to the respective information in the Consolidated Financial Statements is as follows:

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	SEPTEMBER 2015	SEPTEMBER 2014
Sales to unaffiliated customers:
Timberlands	$326	$364	$1,013	$1,138
Wood Products	1,023	1,048	2,950	3,023
Cellulose Fibers	471	503	1,385	1,454
	1,820	1,915	5,348	5,615
Intersegment sales:
Timberlands	210	218	625	642
Wood Products	20	20	61	60
	230	238	686	702
Total sales	2,050	2,153	6,034	6,317
Intersegment eliminations	(230)	(238)	(686)	(702)
Total	$1,820	$1,915	$5,348	$5,615
Net contribution to earnings:
Timberlands	$126	$136	$415	$470
Wood Products	85	105	218	271
Cellulose Fibers	79	59	139	204
	290	300	772	945
Unallocated Items(1)	(27)	25	(61)	108
Net contribution to earnings from discontinued operations	—	972	—	1,017
Net contribution to earnings	263	1,297	711	2,070
Interest expense, net of capitalized interest (continuing and discontinued operations)	(88)	(89)	(259)	(257)
Income before income taxes (continuing and discontinued operations)	175	1,208	452	1,813
Income taxes (continuing and discontinued operations)	16	(44)	(16)	(164)
Net earnings	191	1,164	436	1,649
Dividends on preference shares	(11)	(11)	(33)	(33)
Net earnings attributable to Weyerhaeuser common shareholders	$180	$1,153	$403	$1,616

(1)
Unallocated Items are charges or gains not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

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

The following table summarizes the components of net sales and net earnings from discontinued operations.

	QUARTER ENDED	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2014(1)	SEPTEMBER 2014
Net sales from discontinued operations	$8	$573
Income from operations	$(1)	$42
Income taxes	(5)	(16)
Net earnings (loss) from operations	(6)	26
Net gain on divestiture	972	972
Net earnings from discontinued operations	$966	$998

(1)	Discontinued operations in third quarter 2014 covered only seven days.

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

NOTE 4: NET EARNINGS PER SHARE
Our basic earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.35 during third quarter and $0.78 during year-to-date 2015; and

•	$2.17 during third quarter and $2.85 during year-to-date 2014.
Our diluted earnings per share attributable to Weyerhaeuser shareholders were:

•	$0.35 during third quarter and $0.77 during year-to-date 2015; and

•	$2.15 during third quarter and $2.83 during year-to-date 2014.
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
Preference shares are evaluated for participation on a quarterly basis to determine whether two-class presentation is required. Preference shares are considered to be participating as of the financial reporting period end to the extent they would participate in dividends paid to common shareholders. Preference shares are not considered participating for the quarter and year-to-date periods ended September 30, 2015. Under the provisions of the two-class method, basic and diluted earnings per share would be presented for both preference and common shareholders.

SHARES EXCLUDED FROM DILUTIVE EFFECT
The following shares were not included in the computation of diluted earnings per share because they were either antidilutive or the required performance or market conditions were not met. Some or all of these shares may be dilutive potential common shares in future periods.

Potential Shares Not Included in the Computation of Diluted Earnings per Share

	QUARTER ENDED		YEAR-TO-DATE ENDED
SHARES IN THOUSANDS	SEPTEMBER 2015	SEPTEMBER 2014	SEPTEMBER 2015	SEPTEMBER 2014
Stock options	6,579	—	6,579	—
Performance share units	351	—	351	—
Preference shares	24,987	24,988	24,987	24,988
STOCK REPURCHASE PROGRAMS
On August 13, 2014, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares (the 2014 Repurchase Program). We repurchased 3,258,148 shares of common stock for $90 million during third quarter 2015 and 15,442,231 shares of common stock for $496 million during year-to-date 2015. In total, we have repurchased 21,505,224 shares of common stock for $700 million under the 2014 Repurchase Program. All common stock purchases under the 2014 Repurchase Program have been made through open-market transactions.
On August 27, 2015, our Board of Directors approved a new share repurchase program of up to $500 million of outstanding shares (the 2015 Repurchase Program), commencing upon completion of the 2014 Repurchase Program. As of September 30, 2015, we had repurchased no shares of common stock under the 2015 Repurchase Program and had remaining authorization of $500 million for future stock repurchases. We had 511,032,862 shares of common stock outstanding as of September 30, 2015.

NOTE 5: INVENTORIES
Inventories include raw materials, work-in-process and finished goods.

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2015	DECEMBER 31, 2014
LIFO Inventories:
Logs and chips	$18	$9
Lumber, plywood and panels	57	55
Pulp and paperboard	119	122
Other products	13	11
FIFO or moving average cost inventories:
Logs and chips	32	38
Lumber, plywood, panels and engineered wood products	77	80
Pulp and paperboard	28	35
Other products	96	96
Materials and supplies	150	149
Total	$590	$595

LIFO – the last-in, first-out method – applies to major inventory products held at our U.S. domestic locations. We began to use the LIFO method for domestic products in the 1940s as required to conform with the tax method elected. Subsequent acquisitions of entities added new products under the FIFO - the first-in, first-out method – or moving average cost methods that have continued under those methods. The FIFO or moving average cost methods applies to the balance of our domestic raw material and product inventories as well as for all material and supply inventories and all foreign inventories. If we used FIFO for all inventories, our stated inventories would have been higher by $120 million as of September 30, 2015 and December 31, 2014.

NOTE 6: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic benefit costs (credits) are:

	PENSION
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	SEPTEMBER 2015	SEPTEMBER 2014
Service cost(1)	$14	$13	$42	$40
Interest cost	65	67	198	205
Expected return on plan assets	(115)	(117)	(354)	(349)
Amortization of actuarial loss	44	33	135	94
Amortization of prior service cost	1	1	3	4
Loss due to curtailment and special termination benefits(2)	—	9	—	9
Total net periodic benefit cost (credit)	$9	$6	$24	$3

(1)	Service cost includes $2 million year-to-date ended 2014 for employees that were part of the Real Estate Divestiture. These charges are included in our results of discontinued operations.
(2) The 2014 loss due to curtailment and special termination benefits are related to involuntary terminations caused by restructuring activities, as well as the Real Estate Divestiture.

	OTHER POSTRETIREMENT BENEFITS
	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	SEPTEMBER 2015	SEPTEMBER 2014
Interest cost	$2	$3	$7	$8
Amortization of actuarial loss	2	3	7	9
Amortization of prior service credit	(2)	(25)	(6)	(120)
Other	—	—	—	(4)
Total net periodic benefit cost (credit)	$2	$(19)	$8	$(107)
During fourth quarter 2013, we decided to eliminate post-Medicare health funding for certain salaried retirees after 2014. We recognized a pretax gain of $23 million in third quarter 2014 and $113 million in year-to-date 2014 from this plan amendment. This gain is included in "Other operating income, net" in our Consolidated Statement of Operations and reflected in the amortization of prior service credit in the table above.

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
EXPECTED CONTRIBUTIONS AND BENEFIT PAYMENTS
We do not anticipate making a contribution to our U.S. qualified pension plan for 2015. In 2015 we expect to:

•	be required to contribute approximately $38 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $25 million for our U.S. and Canadian other postretirement plans.

NOTE 7: ACCRUED LIABILITIES
Accrued liabilities were comprised of the following:

DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Wages, salaries and severance pay	$139	$161
Pension and other postretirement benefits	46	47
Vacation pay	46	47
Taxes – Social Security and real and personal property	37	24
Interest	73	105
Customer rebates and volume discounts	43	46
Deferred income	68	75
Other	102	82
Total	$554	$587

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values and carrying values of our long-term debt consisted of the following:

	SEPTEMBER 30, 2015		DECEMBER 31, 2014
DOLLAR AMOUNTS IN MILLIONS	CARRYING VALUE	FAIR VALUE (LEVEL 2)	CARRYING VALUE	FAIR VALUE (LEVEL 2)
Long-term debt (including current maturities)	$4,891	$5,761	$4,891	$5,922
To estimate the fair value of long-term debt, we used the following valuation approaches:

•	market approach – based on quoted market prices we received for the same types and issues of our debt; or

•	income approach – based on the discounted value of the future cash flows using market yields for the same type and comparable issues of debt.
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
As of September 30, 2015, our total accrual for future estimated remediation costs on the active Superfund sites and other sites for which we are responsible was approximately $39 million. These reserves are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet.

Asset Retirement Obligations
We have obligations associated with the retirement of tangible long-lived assets consisting primarily of reforestation obligations related to forest management licenses in Canada and obligations to close and cap landfills. As of September 30, 2015, our total accrual for these obligations was $34 million. These obligations are recorded in "Accrued liabilities" and "Other liabilities" in our Consolidated Balance Sheet.
Some of our sites have materials containing asbestos. We have met our current legal obligation to identify and manage these materials. In situations where we cannot reasonably determine when materials containing asbestos might be removed from the sites, we have not recorded an accrual because the fair value of the obligation cannot be reasonably estimated.

NOTE 10: CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Changes in amounts included in our cumulative other comprehensive income (loss) by component are:

		PENSION		OTHER POSTRETIREMENT BENEFITS
DOLLAR AMOUNTS IN MILLIONS	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Actuarial losses	Prior service credits	Unrealized gains on available-for-sale securities	Total
Beginning balance as of December 31, 2014	$304	$(1,623)	$(15)	$(108)	$43	$6	$(1,393)
Other comprehensive income (loss) before reclassifications	(78)	73	2	21	(2)	—	16
Income taxes	—	(20)	(1)	(7)	—	—	(28)
Net other comprehensive income (loss) before reclassifications	(78)	53	1	14	(2)	—	(12)
Amounts reclassified from cumulative other comprehensive income (loss)(1)	—	135	3	7	(6)	—	139
Income taxes	—	(46)	(1)	(2)	2	—	(47)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	89	2	5	(4)	—	92
Total other comprehensive income (loss)	(78)	142	3	19	(6)	—	80
Ending balance as of September 30, 2015	$226	$(1,481)	$(12)	$(89)	$37	$6	$(1,313)
(1) Actuarial losses and prior service credits (cost) are included in the computation of net periodic benefit costs (credits). See Note 6: Pension and Other Postretirement Benefit Plans.

NOTE 11: SHARE-BASED COMPENSATION
In year-to-date 2015, we granted 2,122,608 stock options, 433,469 restricted stock units, 238,662 performance share units and 58,373 stock appreciation rights. In addition, 364,576 outstanding restricted stock units and 241,734 outstanding performance share units vested during year-to-date 2015. A total of 1,784,340 shares of common stock were issued as a result of restricted stock unit vesting, performance share unit vesting and stock option exercises.

STOCK OPTIONS
The weighted average exercise price of all of the stock options granted in 2015 was $35.41. The vesting and post-termination vesting terms for stock options granted in 2015 were as follows:

•	vest ratably over four years;

•	vest or continue to vest in the event of death while employed, disability or retirement at an age of at least 62;

•	continue to vest upon retirement at an age of at least 62, but a portion of the grant is forfeited if retirement occurs before the one year anniversary of the grant;

•	continue to vest for one year in the event of involuntary termination when the retirement criteria has not been met; and

•	stop vesting for all other situations including early retirement prior to age 62.

Weighted Average Assumptions Used in Estimating the Value of Stock Options Granted in 2015

OPTIONS
Expected volatility	25.92%
Expected dividend yield	3.28%
Expected term (in years)	4.77
Risk-free rate	1.54%
Weighted average grant date fair value	$5.85

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

STOCK APPRECIATION RIGHTS
Stock appreciation rights are remeasured to reflect the fair value at each reporting period. The following table shows the weighted average assumptions applied to all outstanding stock appreciation rights as of September 30, 2015.

Weighted Average Assumptions Used to Remeasure the Value of Stock Appreciation Rights as of September 30, 2015

Stock Appreciation Rights
Expected volatility	21.63%
Expected dividends	4.39%
Expected term (in years)	2.11
Risk-free rate	0.71%
Weighted average fair value	$6.16
The vesting and post-termination vesting terms for stock appreciation rights granted in 2015 are the same as for stock options described above.

NOTE 12: CHARGES FOR RESTRUCTURING, CLOSURES AND ASSET IMPAIRMENTS

Items Included in Our Restructuring, Closure and Asset Impairment Charges

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	SEPTEMBER 2015	SEPTEMBER 2014
Restructuring and closure charges:
Termination benefits	$1	$2	$1	$25
Pension and postretirement charges	—	3	—	3
Other restructuring and closure costs	—	5	1	8
Charges for restructuring and closures	1	10	2	36
Impairments of long-lived assets	1	—	14	1
Total charges for restructuring, closures and impairments	$2	$10	$16	$37
During 2015, we recognized a noncash impairment charge of $13 million in first quarter related to a nonstrategic asset held in Unallocated Items that was sold in second quarter. The fair value of the asset was determined using significant unobservable inputs (level 3) based on discounted cash flow model. During 2014, our restructuring and closure charges were primarily related to our selling, general and administrative cost reduction initiative to support achieving our competitive performance goals.

Changes in accrued severance related to restructuring during the year-to-date period ended September 30, 2015 were as follows:

DOLLAR AMOUNTS IN MILLIONS
Accrued severance as of December 31, 2014	$10
Charges	1
Payments	(9)
Accrued severance as of September 30, 2015	$2
The majority of the accrued severance balance as of September 30, 2015, is expected to be paid within one year.

NOTE 13: OTHER OPERATING COSTS (INCOME), NET
Other operating costs (income), net:

•	includes both recurring and occasional income and expense items and

•	can fluctuate from year to year.

Items Included in Other Operating Costs (Income), Net

	QUARTER ENDED		YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	SEPTEMBER 2015	SEPTEMBER 2014
Gain on postretirement plan amendment (Note 6)	$—	$(23)	$—	$(113)
Gain on dispositions of nonstrategic assets	(1)	(1)	(7)	(25)
Foreign exchange losses, net	20	13	41	15
Land management income	(9)	(9)	(27)	(25)
Other, net	11	(3)	14	(15)
Total other operating costs (income), net	$21	$(23)	$21	$(163)
Gain on dispositions of nonstrategic assets in 2014 included a $22 million pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State.
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
The 2015 provision for income taxes is based on the current estimate of the annual effective tax rate. Our 2015 estimated annual effective tax rate for our TRS is approximately 24 percent, which is lower than the statutory federal tax rate primarily due to permanent tax deductions and lower foreign tax rates applicable to foreign earnings, partially offset by state income taxes.

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
In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, sales realizations, shipment volumes, and net contributions to earnings are based on the quarter and year-to-date periods ended September 30, 2015, compared to the quarter and year-to-date periods ended September 30, 2014.

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

CONSOLIDATED RESULTS
How We Did in Third Quarter and Year-to-Date 2015
NET SALES / OPERATING INCOME / NET EARNINGS – WEYERHAEUSER COMPANY
Here is a comparison of net sales, operating income and net earnings for the quarters and year-to-date periods ended September 30, 2015 and 2014:

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE FIGURES	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Net sales	$1,820	$1,915	$(95)	$5,348	$5,615	$(267)
Operating income	$259	$318	$(59)	$702	$1,026	$(324)
Earnings of discontinued operations, net of tax	$—	$966	$(966)	$—	$998	$(998)
Net earnings attributable to Weyerhaeuser common shareholders	$180	$1,153	$(973)	$403	$1,616	$(1,213)
Basic earnings per share attributable to Weyerhaeuser common shareholders	$0.35	$2.17	$(1.82)	$0.78	$2.85	$(2.07)
Diluted earnings per share attributable to Weyerhaeuser common shareholders	$0.35	$2.15	$(1.80)	$0.77	$2.83	$(2.06)

Comparing Third Quarter 2015 with Third Quarter 2014
Net sales
Net sales decreased $95 million – 5 percent – primarily due to the following:

•	Timberlands segment sales decreased $38 million, primarily due to lower average export log sales realizations and sales volumes in the West.

•
Cellulose Fibers segment sales decreased $32 million, primarily due to lower average sales realizations for pulp and liquid packaging board, and lower sales volumes for pulp. These decreases were partially offset by higher sales volumes for liquid packaging board.

•
Wood Products segment sales decreased $25 million, primarily due to lower average sales realizations for structural lumber and oriented strand board (OSB). These decreases were partially offset by higher structural lumber, OSB, engineered solid section, and engineered I-joists shipment volumes, and higher sales from complementary building products.

Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $973 million – 84 percent – primarily due to the following:

•	earnings from discontinued operations recognized in 2014 – $966 million. There were no earnings from discontinued operations in 2015.

•
lower gross margin – $36 million – primarily due to lower average sales realizations in lumber and OSB in our Wood Products segment and lower average log sales realizations and timberlands exchanges in our Timberlands segment, partially offset by decreased scheduled maintenance outage days in our Cellulose Fibers segment; and

•	lower other operating income – $44 million – primarily due to a $23 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment.
These decreases were partially offset by:

•	lower tax expense – $55 million – primarily due to lower earnings in our Taxable REIT Subsidiary (TRS); and

•	lower selling, general and administrative expenses – $14 million.

Comparing Year-to-Date 2015 with Year-to-Date 2014
Net sales
Net sales decreased $267 million – 5 percent – primarily due to the following:

•	Timberlands segment sales decreased $125 million, primarily due to lower average log sales realizations and export sales volumes in the West, and lower log sales volumes in the South.

•
Wood Products segment sales decreased $73 million, primarily due to lower average sales realizations for structural lumber and OSB, partially offset by higher structural lumber, OSB, and engineered solid section shipment volumes, and higher sales from complementary building products.

•	Cellulose Fibers segment sales decreased $69 million, primarily due to lower sales volumes for pulp and other products, and lower average sales realizations for liquid packaging board and pulp.
Net earnings attributable to Weyerhaeuser common shareholders
Our net earnings attributable to Weyerhaeuser common shareholders decreased $1,213 million – 75 percent – primarily due to the following:

•	earnings from discontinued operations recognized in 2014 – $998 million. There were no earnings from discontinued operations in 2015.

•
lower gross margin – $207 million – primarily due to lower average sales realizations in lumber and OSB in our Wood Products segment, lower average log sales realizations and sales volumes in our Timberlands segment, and increased scheduled maintenance outage days in our Cellulose Fibers segment; and

•
lower other operating income – $184 million – primarily due to a $113 million pretax gain recognized in 2014 related to a previously announced postretirement plan amendment, a $22 million pretax gain recognized in 2014 on the sale of a landfill in Washington State and a $24 million increase in 2015 in noncash foreign exchange losses on debt held by our Canadian entity.

These decreases were partially offset by:

•	lower tax expense – $132 million – primarily due to lower earnings in our TRS; and

•	lower selling, general and administrative expenses – $44 million.

TIMBERLANDS
How We Did Third Quarter and Year-to-Date 2015
Here is a comparison of net sales to unaffiliated customers, intersegment sales, and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – TIMBERLANDS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Net sales to unaffiliated customers:
Logs:
West	$196	$227	$(31)	$627	$745	$(118)
South	64	69	(5)	180	191	(11)
Canada	6	5	1	17	12	5
Subtotal logs sales	266	301	(35)	824	948	(124)
Chip sales	4	4	—	12	9	3
Timberlands exchanges(1)	12	17	(5)	42	49	(7)
Higher and better-use land sales(1)	4	4	—	9	14	(5)
Minerals, oil and gas	7	10	(3)	19	25	(6)
Products from international operations(2)	20	22	(2)	69	72	(3)
Other products	13	6	7	38	21	17
Subtotal net sales to unaffiliated customers	326	364	(38)	1,013	1,138	(125)
Intersegment sales:
United States	138	141	(3)	426	427	(1)
Other	72	77	(5)	199	215	(16)
Subtotal intersegment sales	210	218	(8)	625	642	(17)
Total sales	$536	$582	$(46)	$1,638	$1,780	$(142)
Net contribution to earnings	$126	$136	$(10)	$415	$470	$(55)

(1)	Significant dispositions of higher and better-use timberland and some nonstrategic timberlands are made through subsidiaries.

(2)	Includes logs, plywood and hardwood lumber harvested or produced by our international operations. Includes sales of our operations in Uruguay and Brazil (sold in third quarter 2014).

Comparing Third Quarter 2015 with Third Quarter 2014
Net sales – unaffiliated customers
Net sales to unaffiliated customers decreased $38 million – 10 percent – primarily due to a $31 million decrease in Western log sales as a result of lower average export sales realizations and sales volumes.
Intersegment sales
Intersegment sales decreased $8 million – 4 percent – primarily due to an $5 million decrease in Canada as a result of lower translated revenues due to the strengthening U.S. dollar.
Net contribution to earnings
Net contribution to earnings decreased $10 million – 7 percent – primarily due to the following:

•	lower average log sales realizations in the West – $16 million and

•	lower timberlands exchanges – $6 million.

These decreases were partially offset by lower logging and silviculture costs in the South – $11 million.

Comparing Year-to-Date 2015 with Year-to-Date 2014
Net sales – unaffiliated customers
Net sales to unaffiliated customers decreased $125 million – 11 percent – primarily due to a $118 million decrease in Western log sales as a result of lower average sales realizations and export sales volumes, and an $11 million decrease in Southern log sales due to lower sales volumes.
Intersegment sales
Intersegment sales decreased $17 million – 3 percent – primarily due to a $16 million decrease in Canada as a result of lower log and chip sales volumes and lower translated revenues due to the strengthening U.S. dollar.
Net contribution to earnings
Net contribution to earnings decreased $55 million – 12 percent – primarily due to the following:

•	lower average log sales realizations in the West – $82 million,

•	lower sales volumes in the West and South – $30 million, and

•	lower timberlands exchanges – $12 million.
These decreases were partially offset by:

•	lower operating costs primarily due to lower logging and silviculture costs in the South and lower log purchases in the West – $49 million;

•	higher average sales realizations in the South – $13 million; and

•	lower selling, general and administrative expenses – $10 million.

THIRD-PARTY LOG SALES VOLUMES AND FEE HARVEST VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Third party log sales – cubic meters:
West	2,104	2,223	(119)	6,554	6,859	(305)
South	1,396	1,500	(104)	3,962	4,224	(262)
Canada	159	152	7	479	338	141
International	175	170	5	504	456	48
Total	3,834	4,045	(211)	11,499	11,877	(378)
Fee harvest volumes – cubic meters:
West	2,666	2,656	10	8,388	8,419	(31)
South	3,008	2,950	58	8,652	8,531	121
International	200	232	(32)	658	730	(72)
Total	5,874	5,838	36	17,698	17,680	18

WOOD PRODUCTS
How We Did Third Quarter and Year-to-Date 2015
Here is a comparison of net sales to unaffiliated customers and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – WOOD PRODUCTS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Net sales:
Structural lumber	$455	$500	$(45)	$1,339	$1,442	$(103)
Engineered solid section	116	104	12	323	308	15
Engineered I-joists	79	74	5	216	214	2
Oriented strand board	151	157	(6)	435	464	(29)
Softwood plywood	33	42	(9)	102	107	(5)
Other products produced	49	45	4	145	132	13
Complementary building products	140	126	14	390	356	34
Total	$1,023	$1,048	$(25)	$2,950	$3,023	$(73)
Net contribution to earnings	$85	$105	$(20)	$218	$271	$(53)
Comparing Third Quarter 2015 with Third Quarter 2014
Net sales
Net sales decreased $25 million – 2 percent – primarily due to the following:

•	Structural lumber average sales realizations decreased 14 percent,

•	OSB average sales realizations decreased 10 percent, and

•	Softwood plywood average sales realizations decreased 13 percent and shipment volumes decreased 9 percent.

These items were partially offset by:

•	a 5 percent increase in structural lumber shipment volumes,

•	an 11 percent increase in sales of complementary building products,

•	a 6 percent increase in OSB shipment volumes,

•	a 10 percent increase in engineered solid section shipment volumes, and

•	a 6 percent increase in engineered I-joists shipment volumes.
Net contribution to earnings
Net contribution to earnings decreased $20 million – 19 percent – primarily due to lower average sales realizations in lumber and OSB – $83 million. This decrease was mostly offset by:

•	higher sales volumes across all major product lines – $9 million;

•	lower unit manufacturing costs due to lower resin costs, higher operating rates, and lower translated Canadian operating costs due to the strengthening U.S. dollar – $22 million;

•	lower log costs due to decreasing log prices – $13 million;

•	lower freight costs due to declining fuel prices – $8 million; and

•	lower selling, general and administrative expenses – $9 million.

Comparing Year-to-Date 2015 with Year-to-Date 2014
Net sales
Net sales decreased $73 million – 2 percent – primarily due to the following:

•	Structural lumber average sales realizations decreased 10 percent and

•	OSB average sales realizations decreased 13 percent.
These items were partially offset by:

•	a 3 percent increase in structural lumber shipment volumes,

•	an 8 percent increase in OSB shipment volumes,

•	a 10 percent increase in sales of complementary building products, and

•	a 3 percent increase in engineered solid section shipment volumes.
Net contribution to earnings
Net contribution to earnings decreased $53 million – 20 percent – primarily due to lower average sales realizations in lumber and OSB – $212 million. This decrease was mostly offset by:

•	higher sales volumes across most product lines – $13 million;

•	lower unit manufacturing costs due to lower resin and other input costs, higher operating rates, and lower translated Canadian operating costs due to the strengthening U.S. dollar – $71 million;

•	lower log costs due to decreasing log prices – $31 million;

•	lower freight costs due to declining fuel prices – $13 million; and

•	lower selling, general and administrative expenses – $25 million.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS(1)	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Structural lumber – board feet	1,224	1,162	62	3,474	3,357	117
Engineered solid section – cubic feet	5.6	5.1	0.5	16	15.5	0.5
Engineered I-joists – lineal feet	52	49	3	143	144	(1)
Oriented strand board – square feet (3/8”)	778	732	46	2,249	2,079	170
Softwood plywood – square feet (3/8”)	100	110	(10)	290	302	(12)

(1)	Sales volumes include sales of internally produced products and products purchased for resale primarily through our distribution business.

PRODUCTION AND OUTSIDE PURCHASE VOLUMES
Outside purchase volumes are primarily purchased for resale through our distribution business. Production volumes are produced for sale through our own sales organizations and through our distribution business. Production of OSB and engineered solid section are also used to manufacture engineered I-joists.

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Structural lumber – board feet:
Production	1,087	1,049	38	3,217	3,139	78
Outside purchase	92	91	1	279	251	28
Total	1,179	1,140	39	3,496	3,390	106
Engineered solid section – cubic feet:
Production	5.2	5.2	—	15.8	15.8	—
Outside purchase	—	—	—	—	2.3	(2.3)
Total	5.2	5.2	—	15.8	18.1	(2.3)
Engineered I-joists – lineal feet:
Production	50	50	—	141	149	(8)
Outside purchase	2	1	1	4	5	(1)
Total	52	51	1	145	154	(9)
Oriented strand board – square feet (3/8”):
Production	746	717	29	2,150	2,055	95
Outside purchase	77	52	25	223	156	67
Total	823	769	54	2,373	2,211	162
Softwood plywood – square feet (3/8”):
Production	67	72	(5)	191	191	—
Outside purchase	27	31	(4)	91	100	(9)
Total	94	103	(9)	282	291	(9)

CELLULOSE FIBERS
How We Did in Third Quarter and Year-to-Date 2015
Here is a comparison of net sales and net contribution to earnings for the quarters and year-to-date periods ended September 30, 2015 and 2014:

NET SALES / NET CONTRIBUTION TO EARNINGS – CELLULOSE FIBERS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Net sales:
Pulp	$383	$408	$(25)	$1,111	$1,154	$(43)
Liquid packaging board	74	80	(6)	232	247	(15)
Other products	14	15	(1)	42	53	(11)
Total	$471	$503	$(32)	$1,385	$1,454	$(69)
Net contribution to earnings	$79	$59	$20	$139	$204	$(65)

Comparing Third Quarter 2015 with Third Quarter 2014
Net sales
Net sales decreased $32 million – 6 percent – primarily due to the following:

•	pulp average sales realizations decreased $40 per ton – 5 percent, and sales volumes decreased 1 percent; and

•	liquid packaging board average sales realizations decreased $139 per ton – 11 percent.
These decreases were partially offset by increased liquid packaging board sales volumes of 2 percent.
Net contribution to earnings
Net contribution to earnings increased $20 million – 34 percent – primarily due to the following:

•	lower operating costs primarily due to decreased scheduled maintenance outage days – $42 million and

•	lower translated Canadian operating costs due to the strengthening of the U.S. dollar – $9 million.
These increases to earnings were partially offset by:

•	lower pulp average sales realizations – $19 million; and

•	lower liquid packaging board average sales realizations – $10 million,

Comparing Year-to-Date 2015 with Year-to-Date 2014
Net sales
Net sales decreased $69 million – 5 percent – primarily due to the following:

•	pulp sales volumes decreased 2 percent and average sales realizations decreased $12 per ton – 1 percent;

•	liquid packaging board average sales realizations decreased $81 per ton – 6 percent; and

•	other products sales volumes decreased 19 percent.
Net contribution to earnings
Net contribution to earnings decreased $65 million – 32 percent – primarily due to the following:

•	higher operating costs primarily due to increased scheduled maintenance outage days and the West Coast port slowdown – $44 million,

•	lower liquid packaging board average sales realizations – $17 million,

•	losses from an equity affiliate – $17 million,

•	lower pulp average sales realizations – $16 million, and

•	higher fiber costs – $13 million.
These decreases to earnings were partially offset by:

•	lower energy and chemical costs – $20 million;

•	lower translated Canadian operating costs due to the strengthening of the U.S. dollar – $19 million; and

•	lower selling, general and administrative expenses – $9 million.

THIRD-PARTY SALES VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Pulp – air-dry metric tons	468	474	(6)	1,337	1,368	(31)
Liquid packaging board – metric tons	63	62	1	194	194	—

TOTAL PRODUCTION VOLUMES

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
VOLUMES IN THOUSANDS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Pulp – air-dry metric tons	477	465	12	1,341	1,391	(50)
Liquid packaging board – metric tons	68	53	15	192	195	(3)

UNALLOCATED ITEMS
Unallocated Items are charges or gains not related to or allocated to an individual operating segment. They include a portion of items such as: share-based compensation, pension and postretirement costs, foreign exchange transaction gains and losses associated with financing and the elimination of intersegment profit in inventory and the LIFO reserve.

NET CONTRIBUTION TO EARNINGS – UNALLOCATED ITEMS

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Unallocated corporate function expense	$(4)	$(3)	$(1)	$(20)	$(17)	$(3)
Unallocated share-based compensation	6	1	5	10	(2)	12
Unallocated pension and postretirement credits	2	35	(33)	8	146	(138)
Foreign exchange gains (losses)	(20)	(14)	(6)	(40)	(16)	(24)
Elimination of intersegment profit in inventory and LIFO	3	12	(9)	9	(8)	17
Other	(23)	(14)	(9)	(55)	(23)	(32)
Operating income (loss)	(36)	17	(53)	(88)	80	(168)
Interest income and other	9	8	1	27	28	(1)
Net contribution to earnings	$(27)	$25	$(52)	$(61)	$108	$(169)
Changes in Unallocated Items were primarily related to:

•	a pretax gain related to a previously announced postretirement plan amendment – $23 million recognized in third quarter 2014 and $113 million recognized year-to-date 2014;

•
a pretax gain recognized in first quarter 2014 on the sale of a landfill in Washington State, which is recorded in "Other operating income, net" in our Consolidated Statement of Operations – $22 million;

•	charges related to our selling, general and administrative cost reduction initiative – $8 million recognized in third quarter 2014 and $32 million recognized year-to-date 2014;

•	an increase in noncash foreign exchange losses on debt held by our Canadian entity – $24 million year-to-date 2015; and

•	a noncash impairment charge recognized in first quarter 2015 related to a nonstrategic asset that was sold in second quarter 2015 – $13 million.

INTEREST EXPENSE
Our interest expense, net of capitalized interest incurred was:

•	$88 million during third quarter 2015 and $259 million during year-to-date 2015 and

•	$88 million during third quarter 2014 and $254 million during year-to-date 2014.

INCOME TAXES
Our provision for income taxes for our continuing operations was:

•	$(16) million during third quarter 2015 and $16 million during year-to-date 2015 and

•	$39 million during third quarter 2014 and $148 million during year-to-date 2014.
Our provision for income taxes is lower in 2015 primarily due to lower earnings in our taxable REIT subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
We are committed to maintaining an appropriate capital structure that enables us to:

•	protect the interests of our shareholders and lenders and

•	have access at all times to all major financial markets.

CASH FROM OPERATIONS
Consolidated net cash provided by our operations was:

•	$725 million in 2015 and

•	$784 million in 2014.
Comparing 2015 with 2014
Net cash provided by our operations decreased $59 million in 2015 as compared with 2014, primarily due to:

•	A $243 million decrease in cash received from customers.

•	Net cash related to income taxes changed $59 million. We paid income taxes of $4 million in 2015 and received refunds of $55 million in 2014.
These outflows were offset by:

•	A $61 million net cash outflow in 2014 related to discontinued operations. There were no cash flows from discontinued operations in 2015.

•	A $211 million decrease in cash paid to employees and suppliers.

Expected Pension Contributions and Benefit Payments
We do not anticipate making a contribution to our U.S. qualified pension plan for 2015. In 2015 we expect to:

•	be required to contribute approximately $38 million for our Canadian registered plan;

•	be required to contribute or make benefit payments for our Canadian nonregistered plans of $3 million;

•	make benefit payments of $19 million for our U.S. nonqualified pension plans; and

•	make benefit payments of $25 million for our U.S. and Canadian other postretirement plans.

CASH FROM INVESTING ACTIVITIES
Consolidated net cash provided by (used in) investing activities was:

•	$(324) million in 2015 and

•	$485 million in 2014.
Comparing 2015 with 2014
Net cash from investing activities changed $809 million to an outflow in 2015 as compared with an inflow in 2014 primarily due to:

•	net proceeds from the Real Estate Divestiture, net of cash divested in 2014 - $707 million;

•	an increase in capital spending - $34 million;

•	an increase in cash paid for acquisitions of timberlands - $34 million; and

•	a decrease in proceeds from sale of nonstrategic assets - $17 million.

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

Summary of Capital Spending by Business Segment

	YEAR-TO-DATE ENDED
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014
Timberlands	$58	$56
Wood Products	165	112
Cellulose Fibers	85	97
Unallocated Items	1	2
Discontinued operations	—	4
Total	$309	$271
We anticipate that our net capital expenditures for 2015 – excluding acquisitions – will be approximately $500 million.

CASH FROM FINANCING ACTIVITIES
Consolidated net cash used in financing activities was:

•	$933 million in 2015 and

•	$484 million in 2014.
Comparing 2015 with 2014
Net cash used in financing activities increased $449 million in 2015 as compared to 2014 primarily due to an increase in share repurchases of $361 million and decrease in proceeds from stock option exercises of $55 million.

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
There were no payments of debt in 2015 or 2014. There are no expected debt maturities in the next 12 months.

Option Exercises
We received cash proceeds from the exercise of stock options of:

•	$29 million in 2015 and

•	$84 million in 2014.
Our average stock price was $32.18 and $31.05 in year-to-date 2015 and 2014, respectively.

Cash Dividends on Common and Preference Shares
We paid cash dividends on common shares of:

•	$460 million in 2015 and

•	$411 million in 2014.
The increase in dividends paid is primarily due to:

•	an increase in our quarterly dividend from 22 cents per share to 29 cents per share in August 2014; and

•	an increase in our quarterly dividend from 29 cents per share to 31 cents per share in August 2015.
On August 27, 2015, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on October 1, 2015, to shareholders of record at the close of business September 15, 2015.
On October 14, 2015, our Board of Directors declared a dividend of 31 cents per share on our common stock payable on November 20, 2015 to shareholders of record at the close of business October 30, 2015. Additionally, our Board of Directors declared a dividend of 79.69 cents per share on our 6.375 percent Mandatory Convertible Preference Shares, Series A, payable on January 1, 2016, to shareholders of record at the close of business December 15, 2015.
Repurchases of Common Stock
On August 13, 2014, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares (the 2014 Repurchase Program). We repurchased 3,258,148 shares of common stock for $90 million during third quarter 2015 and 15,442,231 shares of common stock for $496 million during year-to-date 2015. In total, we have repurchased 21,505,224 shares of common stock for $700 million under the 2014 Repurchase Program. All common stock purchases under the 2014 Repurchase Program have been made through open-market transactions.
On August 27, 2015, our Board of Directors approved a new share repurchase program of up to $500 million of outstanding shares (the 2015 Repurchase Program), commencing upon completion of the 2014 Repurchase Program. As of September 30, 2015, we had repurchased no shares of common stock under the 2015 Repurchase Program and had remaining authorization of $500 million for future stock repurchases We had 511,032,862 shares of common stock outstanding as of September 30, 2015.

Revolving Credit Facility
Weyerhaeuser Company has a $1 billion 5-year senior unsecured revolving credit facility that expires in September 2018. There were no net proceeds from the issuance of debt or from borrowings (repayments) under our available credit facility in year-to-date 2015 or 2014.

Debt Covenants
As of September 30, 2015 Weyerhaeuser Company was in compliance with all debt covenants. There have been no significant changes during year-to-date 2015 to our debt covenants presented in our 2014 Annual Report on Form 10-K.

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

ADJUSTED EBITDA BY SEGMENT

	QUARTER ENDED		AMOUNT OF CHANGE	YEAR-TO-DATE ENDED		AMOUNT OF CHANGE
DOLLAR AMOUNTS IN MILLIONS	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014	SEPTEMBER 2015	SEPTEMBER 2014	2015 VS. 2014
Adjusted EBITDA by Segment:
Timberlands	$177	$187	$(10)	$570	$624	$(54)
Wood Products	111	135	(24)	297	360	(63)
Cellulose Fibers	123	99	24	273	321	(48)
	411	421	(10)	1,140	1,305	(165)
Unallocated Items	(36)	(7)	(29)	(74)	(47)	(27)
Total	$375	$414	$(39)	$1,066	$1,258	$(192)
We reconcile Adjusted EBITDA to net earnings for the consolidated company and to operating income for the business segments, as those are the most directly comparable U.S. GAAP measures for each.
The table below reconciles Adjusted EBITDA to net income by segment during the quarter ended September 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$191
Interest expense, net of capitalized interest					88
Income taxes					(16)
Net contribution to earnings	$126	$85	$79	$(27)	263
Interest income and other	—	—	5	(9)	(4)
Operating income	126	85	84	(36)	259
Depreciation, depletion and amortization	51	26	39	2	118
Non-operating pension and postretirement credits	—	—	—	(2)	(2)
Adjusted EBITDA	$177	$111	$123	$(36)	$375

The table below reconciles Adjusted EBITDA to net income by segment during the quarter ended September 2014:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,164
Earnings from discontinued operations, net of income taxes					(966)
Interest expense, net of capitalized interest					88
Income taxes					39
Net contribution to earnings	$136	$105	$59	$25	325
Interest income and other	—	—	1	(8)	(7)
Operating income	136	105	60	17	318
Depreciation, depletion and amortization	51	30	39	3	123
Non-operating pension and postretirement credits	—	—	—	(12)	(12)
Special items(1)	—	—	—	(15)	(15)
Adjusted EBITDA	$187	$135	$99	$(7)	$414
(1)    Special items include: a $23 million pretax gain related to a previously announced postretirement plan amendment and $8 million in restructuring and closure charges related to our selling, general and administrative cost reduction initiative.
The table below reconciles Adjusted EBITDA to net income by segment during the year-to-date period ended September 2015:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$436
Interest expense, net of capitalized interest					259
Income taxes					16
Net contribution to earnings	$415	$218	$139	$(61)	711
Interest income and other	—	—	18	(27)	(9)
Operating income (loss)	415	218	157	(88)	702
Depreciation, depletion and amortization	155	79	116	9	359
Non-operating pension and postretirement credits	—	—	—	(8)	(8)
Special items(1)	—	—	—	13	13
Adjusted EBITDA	$570	$297	$273	$(74)	$1,066
(1)    Special items include: a $13 million noncash impairment charge related to a nonstrategic asset.

The table below reconciles Adjusted EBITDA to net income by segment during the year-to-date period ended September 2014:

DOLLAR AMOUNTS IN MILLIONS	Timberlands	Wood Products	Cellulose Fibers	Unallocated Items	Total
Adjusted EBITDA by Segment:
Net earnings					$1,649
Earnings from discontinued operations, net of income taxes					(998)
Interest expense, net of capitalized interest					254
Income taxes					148
Net contribution to earnings	$470	$271	$204	$108	1,053
Interest income and other	—	—	1	(28)	(27)
Operating income	470	271	205	80	1,026
Depreciation, depletion and amortization	154	89	116	9	368
Non-operating pension and postretirement credits	—	—	—	(33)	(33)
Special items(1)	—	—	—	(103)	(103)
Adjusted EBITDA	$624	$360	$321	$(47)	$1,258
(1)    Special items include: a $113 million pretax gain related to a previously announced postretirement plan amendment, $24 million in restructuring and closure charges related to our selling, general and administrative cost reduction initiative and a $22 million pretax gain on the sale of a landfill in Washington State.

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

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2015, based on an evaluation of the company’s disclosure controls and procedures as of that date.

CHANGES IN INTERNAL CONTROLS
No changes occurred in the company’s internal control over financial reporting during third quarter 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
INFORMATION ABOUT COMMON SHARE REPURCHASES DURING THIRD QUARTER 2015
ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARE REPURCHASES DURING THIRD QUARTER	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED	AVERAGE PRICE PAID PER SHARE (OR UNIT)	TOTAL NUMBER OF SHARES (OR UNITS) PURCHASED AS PART OF PUBLICLY ANNOUCED PLANS OR PROGRAMS	MAXIMUM NUMBER (OR APPROXIMATE DOLLAR VALUE) OF SHARES (OR UNITS) THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
July 1 - July 31	—	$—	—	$90,047,982
August 1 - August 31[1]	145,720	$28.00	145,720	$585,967,414
September 1 - September 30	3,112,428	$27.56	3,112,428	$500,190,226
Total repurchases during third quarter	3,258,148	$27.58	3,258,148	$500,190,226
(1) On August 27, 2015 our Board of Directors approved a new share repurchase program of up to $500 million of outstanding shares (the 2015 Repurchase Program), commencing upon completion of the 2014 Repurchase Program.

On August 13, 2014 our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $700 million of outstanding shares (the 2014 Repurchase Program). We repurchased 3,258,148 shares of common stock for $90 million during third quarter 2015 and 15,442,231 shares of common stock for $496 million during year-to-date 2015. Cash settlements of $12 million occurred at the beginning of the fourth quarter. In total, we have repurchased 21,505,224 shares of common stock for $700 million under the 2014 Repurchase Program. All common stock purchases under the 2014 Repurchase Program have been made through open-market transactions.
On August 27, 2015 our Board of Directors approved a new share repurchase program of up to $500 million of outstanding shares (the 2015 Repurchase Program), commencing upon completion of the 2014 Repurchase Program. As of September 30, 2015, we had repurchased no shares of common stock under the 2015 Repurchase Program and had remaining authorization of $500 million for future stock repurchases. We had 511,032,862 shares of common stock outstanding as of September 30, 2015.

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

WEYERHAEUSER COMPANY
Date:	October 30, 2015

By:	/s/ JEANNE M. HILLMAN
Jeanne M. Hillman
Vice President and Chief Accounting Officer